Form 10-Q
period 1993-12-31
KIMBALL INTERNATIONAL INC
filed 1994-02-03
CIK 55772

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1993

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number  0-3279


                          KIMBALL INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


           Indiana                                   35-0514506
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


   1600 Royal Street, Jasper, Indiana                47549-1001
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code  (812) 482-1600


                             Not Applicable
Former name, former address and former fiscal year, if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes   X  No


The number of shares outstanding of the Registrant's common stock as of January 31, 1994 was:


   Class A Common Stock - 7,366,267 shares
   Class B Common Stock - 13,798,091 shares

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX





                                                                                PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Statement of Financial Condition

          - December 31, 1993 (Unaudited), June 30, 1993
            and December 31, 1992 (Unaudited) . . . . . . . . . . . . . . . . . .   3

          Consolidated Statement of Income (Unaudited)

          - Six Months Ended December 31, 1993 and 1992 . . . . . . . . . . . . .   4
          - Three Months Ended December 31, 1993 and 1992 . . . . . . . . . . . .   5

          Consolidated Statement of Cash Flows (Unaudited)

          - Six Months Ended December 31, 1993 and 1992 . . . . . . . . . . . . .   6

          Notes To Consolidated Financial Statements (Unaudited) . . . . . . . . .  7


  Item 2. Management's Discussion and Analysis Of
          Financial Condition and Results of Operations . . . . . . . . . . . . .  8-10



PART II  OTHER INFORMATION:


  Item 4(c). Submission of Matters to a Vote of Security Holders . . . . . . . .    11

  Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .    11

                       SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .   12

             - Exhibit #11 - Computation of Earnings Per Share
                (Part I Exhibit) . . . . . . . . . . . . . . . . . . . . . . . .   13-14

             - Exhibit #15 - Letter re:  Unaudited Interim Financial Information .  15

             - Exhibit #99 - Report of Independent Public Accountants -
                Limited Review of Interim Financial Information . . . . . . . . .   16


                                     PART I.
                              FINANCIAL INFORMATION
                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                             (dollars in thousands)

                                                     (unaudited)                (unaudited)
                                                     December 31,     June 30,  December 31,
ASSETS                                                   1993          1993          1992
CURRENT ASSETS:
  Cash and cash equivalents                           $  4,137       $  4,625     $ 15,000
  Short-term investments                                84,164        102,597       91,404
  Accounts and notes receivable, less allow-
    ance for possible losses of $4,855,
    $4,916 and $5,745                                   87,066         87,623       82,983
  Inventories                                           89,803         84,666       75,628
  Other                                                 18,381         15,947       15,314
     Total Current Assets                              283,551        295,458      280,329

PROPERTY AND EQUIPMENT - at cost, less
  accumulated depreciation of $195,974,
  $184,458 and $173,904                                161,731        152,361      147,365

OTHER ASSETS                                            11,532          4,886        4,899

     Total Assets                                     $456,814       $452,705     $432,593

LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Loans payable to banks                              $  2,329       $  3,479     $  7,580
  Current maturities of long-term debt                   1,843          1,802        1,724
  Accounts payable                                      36,340         38,518       30,915
  Dividends payable                                      4,426          4,428        4,005
  Accrued expenses                                      52,448         51,843       45,468
     Total Current Liabilities                          97,386        100,070       89,692

OTHER LIABILITIES:
  Long-term debt, less current maturities                1,029          2,017        2,936
  Deferred income taxes                                 16,450         17,277       16,923
     Total Other Liabilities                            17,479         19,294       19,859

SHARE OWNERS' EQUITY:
  Common Stock                                           6,723          6,723        6,723
  Additional Paid-In Capital                               791            791          791
  Foreign currency translation adjustment                  427          1,351        1,140
  Retained earnings                                    341,671        331,839      321,751
                                                       349,612        340,704      330,405
  Less:  Treasury Stock, at cost                        (7,663)        (7,363)      (7,363)
     Total Share Owners' Equity                        341,949        333,341      323,042

       Total Liabilities and Share Owners' Equity     $456,814       $452,705     $432,593

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 (dollars in thousands except per share amounts)


                                                                           (unaudited)
                                                                         Six Months Ended
                                                                           December 31,
                                                                       1993           1992

Net Sales                                                            $403,686      $347,016

Cost of Sales                                                         289,940       245,457

Gross Profit                                                          113,746       101,559

Selling, Administrative and General Expenses                           85,645        78,403

Restructuring Expenses                                                    ---         2,850


Operating Income                                                       28,101        20,306

Other Income (Expense):
  Interest Expense                                                       (202)         (787)
  Interest Income                                                       1,055         2,324
  Other - net                                                           1,179           468
                                                                        2,032         2,005

Income Before Taxes on Income                                          30,133        22,311

Taxes on Income                                                        11,449        10,249

Net Income                                                           $ 18,684      $ 12,062

Earnings Per Share of Common Stock:

  Net Income:

     Class A Common Stock                                                $.88          $.57
     Class B Common Stock                                                $.88          $.57

Dividends Per Share of Common Stock:

     Class A Common Stock                                                $.41 1/2      $.37 1/2
     Class B Common Stock                                                $.42          $.38

Average total number of shares outstanding
  Class A and B Common Stock                                         21,166,157    21,222,955

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 (dollars in thousands except per share amounts)

                                                                            (unaudited)
                                                                        Three Months Ended
                                                                           December 31,
                                                                       1993          1992
Net Sales                                                            $205,804      $175,825

Cost of Sales                                                         149,193       124,876

Gross Profit                                                           56,611        50,949

Selling, Administrative and General Expenses                           43,149        39,558

Restructuring Expenses                                                    ---         2,850


Operating Income                                                       13,462         8,541

Other Income (Expense):
  Interest Expense                                                        (61)         (357)
  Interest Income                                                         472         1,067
  Other - net                                                             291           392
                                                                          702         1,102

Income Before Taxes on Income                                          14,164         9,643

Taxes on Income                                                         5,760         4,901

Net Income                                                           $  8,404      $  4,742

Earnings Per Share of Common Stock:

  Net Income:

     Class A Common Stock                                                $.40          $.23
     Class B Common Stock                                                $.40          $.23

Dividends Per Share of Common Stock:

     Class A Common Stock                                                $.20 3/4      $.18 3/4
     Class B Common Stock                                                $.21          $.19

Average total number of shares outstanding
  Class A and B Common Stock                                         21,164,358    21,213,289

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)


                                                                           (unaudited)
                                                                         Six Months Ended
                                                                           December 31,
                                                                       1993           1992
Cash Flows From Operating Activities:
  Net income                                                         $ 18,684       $ 12,062
  Non-cash charges (credits) to net income:
     Depreciation and amortization                                     14,188         13,571
     Gain on sales of assets                                             (542)          (234)
     Deferred income tax provision                                     (1,223)           (37)
     Restructuring Expenses                                               ---          2,577
(Increase) decrease in current assets:
     Accounts and notes receivable                                        557         (7,187)
     Inventories                                                       (5,137)        (3,179)
     Other current assets                                                (986)           312
  Increase (Decrease) in current liabilities:
     Accounts payable                                                  (5,360)           659
     Accrued expenses                                                    (828)        (7,499)
          Net Cash Provided By Operating Activities                    19,353         11,045

Cash Flows From Investment Activities:
  Capital Expenditures                                                (22,958)       (13,442)
  Proceeds from sales of assets                                           648            676
  Increase in other assets                                             (3,791)          (906)
  Purchases of short-term investments                                  (4,560)        (9,019)
  Maturities and sales of short-term investments                       22,993         30,473
          Net Cash (Used For) Provided By Investment Activities        (7,668)         7,782

Cash Flows From Financing Activities:
  Net change in short-term borrowings                                  (1,150)         1,640
  Decrease in long-term debt                                             (947)          (169)
  Dividends paid                                                       (8,852)        (8,032)
  Acquisition of Treasury Stock                                          (300)        (1,441)
  Other - net                                                            (895)          (644)
          Net Cash Used For Financing Activities                      (12,144)        (8,646)

Effect of Exchange Rate Change on
  Cash and Cash Equivalents                                               (29)           (51)
Net (Decrease) Increase in Cash and Cash Equivalents                     (488)        10,130
Cash and Cash Equivalents-Beginning of Period                           4,625          4,870
Cash and Cash Equivalents-End of Period                              $  4,137       $ 15,000

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income Taxes                                                    $ 12,834       $ 14,856
     Interest                                                        $    196       $    763

Total Cash, Cash Equivalents and
  Short-Term Investments:

     Cash and cash equivalents                                       $  4,137       $ 15,000
     Short-term investments                                            84,164         91,404

          Totals                                                     $ 88,301       $106,404

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




(1) The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

(2)  Inventories consist of:  (in thousands)

                      December 31,      June 30,    December 31,
                          1993            1993          1992
      Raw Materials      $50,581         $43,626       $40,124
      Work-in-Process     15,386          17,527        13,839
      Finished Goods      23,836          23,513        21,665
         Total           $89,803         $84,666       $75,628

     For interim reporting, LIFO inventories are computed based on estimated year-end quantities and price levels. Changes in such estimates will be reflected in the interim financial statements in the period in which they occur.

(3) Earnings per share are computed under the method prescribed in Accounting Principles Board Opinion No. 15 for computing earnings per share for two class common stock due to the dividend preference of Class B Common Stock.

(4) Effective July 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. The impact of adopting the new statement was $1,200,000 of income, or 5 cents per share. See Management's Discussion and Analysis for additional discussion.

(5) Net income in the second quarter and six months ended December 31,1992, include a restructuring charge of $2,850,000, or $.13 per Class B share, relating to the restructuring of the Company's piano operations in Europe.

(6) Arthur Andersen & Co., independent public accountants, performed a limited review of the consolidated financial statements for the three and six month periods ended December 31, 1993, as indicated in the report on the limited review attached as an Exhibit. Since they did not perform an audit, they express no opinion on the financial statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                             MANAGEMENT'S DISCUSSION
                                       AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW
Second quarter net sales and net income levels were up when compared to the previous year's second quarter. Net sales increased 17% and net income, excluding a $2.9 million restructuring charge in the prior year second quarter to restructure the Company's piano operations in Europe, increased 11%, principally due to increased sales and operating income levels in Furniture and Cabinets and Electronic Contract Assemblies segments. The Company ended the second quarter with strong open order levels across most major product lines.

For the six month period ended December 31, 1993, net sales and net income levels were also both up when compared to the prior year as sales and operating income levels in each of the Company's three business segments were above the year earlier period. The current year six month period includes the one time impact of adopting FASB Statement No. 109, Accounting for Income Taxes, which increased net income by $1.2 million. Net sales increased 16% and net income, excluding the adoption of FASB Statement No. 109 in the current year and the restructuring charge in the prior year, increased 17%, when compared to the prior year six month period. Second quarter and six month period operating losses in the Company's European operations were reduced when compared to the same periods in the prior year.


RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED
DECEMBER 31, 1993 COMPARED TO THREE AND SIX MONTHS
ENDED DECEMBER 31, 1992

NET SALES -- In the Furniture and Cabinets Segment, second quarter and six month period sales increased 18% and 17%, respectively, when compared to the same periods in the previous year, largely due to increased sales in the Office Furniture Group, Cabinets and OEM Furniture Group and the Lodging Group. In the Office Furniture Group, sales of office furniture systems increased over the prior year second quarter and six month period levels as the Company continues to experience sales growth in its system and modular furniture product lines, which yield greater flexibility in office configuration. Sales of office furniture casegoods were up over prior year second quarter and six month period sales levels, primarily due to increased sales of mid-range priced casegoods product lines, partially the result of new product line offerings. Open orders in the Office Furniture Group remained strong at the end of the second quarter. Sales in the Cabinets and OEM Furniture Group were up over the prior year second quarter and six month periods, as an increase in the sales of television and speaker cabinets in wood and vinyl more than offset a reduction in sales of contract furniture. Open order levels for the Cabinets and OEM Furniture Group at the end of the second quarter were up compared to the prior year weak levels, generally reflecting the cyclical nature of retail television sales to consumers. Kimball Lodging Group's sales were up when compared to the prior year second quarter and six month period as sales of hospitality product lines continue to exceed the year earlier depressed levels. Open order levels in the Lodging Group at the end of the second quarter remained strong, although down when compared to prior year levels, as the prior year included orders for several large hospitality projects.

Electronic Contract Assemblies Segment second quarter and six month period sales levels increased 23% and 21%, respectively, above the same periods in the prior year. The sales improvement was the result of increased computer and automotive assemblies sales, in part due to customer diversification. Open order levels in this segment remained strong at the end of the second quarter. Included in this segment are sales to one customer which accounted for 12% of consolidated second quarter net sales in both the current and prior year; for the current and prior six month period, sales to this customer accounted for 11% of consolidated net sales.

Processed Wood Products and Other Segment sales in the current year second quarter and six month period exceeded the prior year levels, largely due to increased outside sales of wood products in the Raw Materials Group, which were partially the result of price increases on lumber and dimension products as well as increased volumes on select product lines.

OPERATING INCOME -- As a percent of net sales, operating income was 6.5% in the second quarter and 7.0% in the six month period, which represents increases of
1.6 and 1.1 percentage points compared to the prior year periods, respectively. When comparing both the second quarter and six month period in the current year to the prior year, gross profit levels have decreased. The reduced gross profit percentage is primarily the result of an increase in material costs, partially due to a sales mix change and increased material component prices. Both the prior year second quarter and six month period operating income levels include $2.9 million of restructuring expense to restructure the Company's piano operations in Europe, which reduced operating income levels as a percentage of sales by 1.6 and .8 percentage points, respectively.

In the fourth quarter of fiscal 1993, the Company began to experience procurement difficulties and increased prices on key electronic component part purchases, particularly semiconductor components which were placed on an industry-wide "allocation". In the second quarter, the Company began to encounter less difficultly in sourcing these components and began to see some downward movement on component prices, although still remaining above levels prior to the "allocation".

In the Furniture and Cabinets Segment, most operating groups experienced improved operating income levels in the second quarter and six month period when compared to the same periods in the prior year. The Cabinets and OEM Furniture Group and European Operations Group experienced the strongest improvement in operating income levels. In the Cabinets and OEM Furniture Group, the improved operating income performance in the current year second quarter and six month period was primarily attributable to increased volume levels and a shifting sales mix to higher margined products. While the Company's European operations continued to operate at a loss, largely due to these subsidiaries continuing to experience depressed economic conditions in their principal markets, these losses were reduced when compared to the prior year second quarter and six month periods, exclusive of the restructuring charge in the prior year. The Company continues to anticipate losses in its European subsidiaries for the remainder of fiscal 1994.

In the Electronic Contract Assemblies Segment, operating income increased in the second quarter and six month period when compared to the prior year. Increased operating income resulting from increased volume levels was somewhat offset by a changing sales mix, operating inefficiencies associated with the start-up of production of new product lines and development costs associated with the next generation of existing product lines as well as material price increases (as discussed above). The electronics industry remains very competitive which has caused the Company to experience some difficulty in passing on higher operating costs to its customers.

In the Processed Wood Products and Other Segment, current year second quarter operating income was down slightly when compared to the prior year, primarily due to lower operating income levels on laminated wood product line sales. Operating income levels in the six month period were up when compared to the prior year, primarily a result of higher outside sales of wood products as well as improved operating income levels on plastic component sales.

OTHER INCOME -- Interest expense was down in both the second quarter and six month period as a result of reduced outside borrowings in the Company's European subsidiaries as the Company transferred cash to these subsidiaries in mid fiscal 1993 to allow them to reduce and/or eliminate their outside debt levels. Interest income was down due to a lower average investment balance and reduced interest rates when compared to the same periods a year ago.

TAXES ON INCOME -- The Company's effective tax rate decreased 10.1 and 7.9 percentage points in the second quarter and six month period, respectively, when compared to the prior year periods, largely due to the reduced level of foreign operating losses, including the prior year foreign restructuring charge, for which limited income tax benefit is available at this time. The impact of adopting FASB Statement No. 109 (as discussed below) reduced the six month period Taxes on Income by $1.2 million and the effective tax rate by 4.0%. Both the current year second quarter and six month period effective tax rates have been increased as a result of a 1 percentage point increase in the U.S. statutory tax rate.

NET INCOME -- Net income in the second quarter was $8,404,000, or 40 cents per share of Class B Common Stock, up 74% from last year's $4,742,000, or 23 cents per Class B Share. The prior year second quarter includes a restructuring charge which decreased net income by $2.9 million, or 13 cents per Class B Share. Excluding the restructuring charge in the prior year second quarter, net income was up 11%.

Net income in the six month period ended December 31, 1993, was $18,684,000, or 88 cents per share of Class B Common Stock, up 54% from last year's six month period net income of $12,062,000, or 57 cents per Class B Share. The current year six month period includes the one time impact of adopting FASB Statement No. 109, which increased net income by $1,200,000, or 5 cents per share. Excluding the one time impact of adopting FASB Statement No. 109 in the current year, and the restructuring charge in the prior year, net income was up 17%.



ADOPTION OF NEW ACCOUNTING STANDARD -- Effective July 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. The impact of adopting the new statement, which, due to the immateriality of this transaction was included in Taxes on Income in the Consolidated Statement of Income, was $1,200,000 of income, or 5 cents per share. This one-time adoption impact was triggered by a lowering of the Company's net deferred tax liability as Statement No. 109 requires all deferred tax items be established at current enacted statutory rates.


LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Short-Term Investments totaled $88.3 million at December 31, 1993, compared to $107.2 million at June 30, 1993 and $106.4 million one year ago. Working capital and the current ratio were a strong $186.2 million and 2.9 to 1, respectively, as of December 31, 1993. The Company expects to maintain this strong liquidity position throughout fiscal year 1994.

Net cash provided by operating activities totaled $19.4 million for the six months ended December 31, 1993, as cash flow generated by the Company's net income level was somewhat reduced by increased investments in inventories and a lowering of the accounts payable balance to suppliers. The positive cash flow from operating activities was offset by the Company's decision to internally finance capital investments for the future including the construction of a new steel furniture manufacturing facility in Idaho, continued investment in information technology, including a new enterprise business and manufacturing information system and cash used to purchase other capital assets which together totaled approximately $26.7 million in the first six months. The Company used an additional $12.1 million in cash to fund financing activities, principally to pay dividends. Other cash flow activity in the six months netted to an inflow of $.5 million, as the Company's total cash flow, excluding the effect of purchases, maturities and sales of short-term investments, was a negative $18.9 million in the six months ended December 31, 1993.

The Company continues to forecast fiscal 1994 as a period of high capital expansion, including approximately $28 million, of which approximately $13 million was expended in the first six months, to construct a new steel furniture manufacturing facility in Idaho to relocate the operations of Harpers from Torrance, California to Post Falls, Idaho. The Company anticipates total construction costs will approximate $35 million. The Company also plans to continue to invest additional cash in its European operations as well as in new information technology over the remainder of fiscal 1994, both of which will be funded internally.

                                    PART II.
                                OTHER INFORMATION


Item 4(c)  -  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Share Owners was held on October 12, 1993. The Board of Directors was elected in its entirety, based on the following election results:

  Nominees as Directors by
Holders of Class A Common Stock         Votes For*          Votes Withheld
      Thomas L. Habig                   6,994,861              11,776
      Douglas A. Habig                  6,994,861              11,776
      James C. Thyen                    6,994,861              11,776
      John B. Habig                     6,994,861              11,776
      Anthony P. Habig                  6,994,861              11,776
      Ronald J. Thyen                   6,994,861              11,776
      Leonard B. Marshall, Jr.          6,994,861              11,776
      Dr. Jack R. Wentworth             6,994,861              11,776
      Brian K. Habig                    6,994,861              11,776
      John T. Thyen                     6,994,861              11,776
      Gary P. Critser                   6,994,861              11,776

   * Votes for nominees as Directors by holders of Class A Common Stock totaled 6,994,861 shares, or 94.9% of the total 7,368,271 Class A shares outstanding and eligible to vote.


  Nominees as Directors by
Holders of Class B Common Stock         Votes For*          Votes Withheld
      Patricia Harding Snyder**        11,865,847              25,339

   * Votes for nominees as Directors by holders of Class B Common Stock totaled 11,865,847 shares, or 85.9% of the total 13,806,351 Class B shares outstanding and eligible to vote.

  ** Retired from the Board of Directors effective 12/31/93.


Item 6. -  Exhibits and Reports on Form 8-K

          (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

               (11) Computation of earnings per share

               (15) Letter re:  Unaudited Interim Financial Information

               (99) Report of Independent Public Accountants - Limited Review of
                    Interim Financial Information

          (b)  Reports on Form 8-K

               No reports on Form 8-K have been filed during the three months ended December 31, 1993.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KIMBALL INTERNATIONAL, INC.


                                              Douglas A. Habig
                                              DOUGLAS A. HABIG
                                   (President and Chief Executive Officer)


                                               Gary P. Critser
                                               GARY P. CRITSER
                                    (Senior Exec. Vice President, Chief
                                      Accounting Officer and Secretary)



Date:  February 3, 1994