Form 10-Q
period 1994-03-31
KIMBALL INTERNATIONAL INC
filed 1994-05-03
CIK 55772

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1994

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


The number of shares outstanding of the Registrant's common stock as of April 19, 1994 was:


   Class A Common Stock - 7,364,867 shares
   Class B Common Stock - 13,799,491 shares

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX





                                                                                PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Statement of Financial Condition

          - March 31, 1994 (Unaudited), June 30, 1993
            and March 31, 1993 (Unaudited) . . . . . . . . . . . . . . . . . . .    3

          Consolidated Statement of Income (Unaudited)

          - Nine Months Ended March 31, 1994 and 1993 . . . . . . . . . . . . . .   4
          - Three Months Ended March 31, 1994 and 1993 . . . . . . . . . . . . .    5

          Consolidated Statement of Cash Flows (Unaudited)

          - Nine Months Ended March 31, 1994 and 1993 . . . . . . . . . . . . . .   6

          Notes To Consolidated Financial Statements (Unaudited) . . . . . . . . .  7



  Item 2. Management's Discussion and Analysis Of
          Financial Condition and Results of Operations . . . . . . . . . . . . .  8-10


PART II  OTHER INFORMATION:


  Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .    11


             - Exhibit #11 - Computation of Earnings Per Share
                (Part I Exhibit) . . . . . . . . . . . . . . . . . . . . . . . .   12-13

             - Exhibit #15 - Letter re:  Unaudited Interim Financial Information .  14

             - Exhibit #99 - Report of Independent Public Accountants -
                Limited Review of Interim Financial Information . . . . . . . . .   15


                                     PART I.
                              FINANCIAL INFORMATION
                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                             (dollars in thousands)

                                                     (unaudited)                (unaudited)
                                                       March 31,     June 30,     March 31,
ASSETS                                                   1994          1993          1993
CURRENT ASSETS:
  Cash and cash equivalents                           $ 12,609       $  4,625     $ 16,566
  Short-term investments                                77,126        102,597      107,122
  Accounts and notes receivable, less allow-
    ance for possible losses of $4,471
    $4,916 and $5,342                                   96,979         87,623       76,845
  Inventories                                           90,047         84,666       80,300
  Other                                                 17,343         15,947       15,320
     Total Current Assets                              294,104        295,458      296,153

PROPERTY AND EQUIPMENT - at cost, less
  accumulated depreciation of $199,761
  $184,458 and $179,242                                166,392        152,361      144,988

OTHER ASSETS                                            11,596          4,886        5,353

     Total Assets                                     $472,092       $452,705     $446,494

LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Loans payable to banks                              $  1,885       $  3,479     $  5,288
  Current maturities of long-term debt                   1,683          1,802        1,685
  Accounts payable                                      37,475         38,518       31,323
  Dividends payable                                      4,426          4,428        4,004
  Accrued expenses                                      63,149         51,843       56,663
     Total Current Liabilities                         108,618        100,070       98,963

OTHER LIABILITIES:
  Long-term debt, less current maturities                  801          2,017        3,021
  Deferred income taxes                                 16,451         17,277       17,149
     Total Other Liabilities                            17,252         19,294       20,170

SHARE OWNERS' EQUITY:
  Common Stock                                           6,723          6,723        6,723
  Additional Paid-In Capital                               791            791          791
  Foreign currency translation adjustment                  445          1,351          431
  Retained earnings                                    345,926        331,839      326,779
                                                       353,885        340,704      334,724
  Less:  Treasury Stock, at cost                        (7,663)        (7,363)      (7,363)
     Total Share Owners' Equity                        346,222        333,341      327,361

       Total Liabilities and Share Owners' Equity     $472,092       $452,705     $446,494

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 (dollars in thousands except per share amounts)


                                                                           (unaudited)
                                                                        Nine Months Ended
                                                                            March 31,
                                                                       1994          1993

Net Sales                                                            $612,262     $528,731

Cost of Sales                                                         439,611      374,578

Gross Profit                                                          172,651      154,153

Selling, Administrative and General Expenses                          130,215      117,349

Restructuring Expenses                                                   ---         2,850


Operating Income                                                       42,436       33,954

Other Income (Expense):
  Interest Expense                                                       (202)      (1,065)
  Interest Income                                                       1,592        3,315
  Other - net                                                           1,109        1,342
                                                                        2,499        3,592

Income Before Taxes on Income                                          44,935       37,546

Taxes on Income                                                        17,570       16,451

Net Income                                                           $ 27,365     $ 21,095

Earnings Per Share of Common Stock:

  Net Income:

     Class A Common Stock                                               $1.29        $ .99
     Class B Common Stock                                               $1.30        $1.00

Dividends Per Share of Common Stock:

     Class A Common Stock                                                $.62 1/4     $.56 1/4
     Class B Common Stock                                                $.63         $.57

Average total number of shares outstanding
  Class A and B Common Stock                                         21,165,557   21,206,844

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 (dollars in thousands except per share amounts)

                                                                          (unaudited)
                                                                       Three Months Ended
                                                                            March 31,
                                                                       1994          1993

Net Sales                                                            $208,576     $181,715

Cost of Sales                                                         149,671      129,121

Gross Profit                                                           58,905       52,594

Selling, Administrative and General Expenses                           44,570       38,946



Operating Income                                                       14,335       13,648

Other Income (Expense):
  Interest Expense                                                       ---          (278)
  Interest Income                                                         537          991
  Other - net                                                             (70)         874
                                                                          467        1,587

Income Before Taxes on Income                                          14,802       15,235

Taxes on Income                                                         6,121        6,202

Net Income                                                           $  8,681     $  9,033

Earnings Per Share of Common Stock:

  Net Income:

     Class A Common Stock                                                $.41         $.42
     Class B Common Stock                                                $.42         $.43

Dividends Per Share of Common Stock:

     Class A Common Stock                                                $.20 3/4     $.18 3/4
     Class B Common Stock                                                $.21         $.19

Average total number of shares outstanding
  Class A and B Common Stock                                         21,164,358   21,174,622

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)


                                                                           (unaudited)
                                                                         Nine Months Ended
                                                                              March 31,
                                                                        1994          1993

Cash Flows From Operating Activities:
  Net income                                                         $ 27,365       $ 21,095
  Non-cash charges (credits) to net income:
     Depreciation and amortization                                     21,395         20,323
     Gain on sales of assets                                             (774)          (481)
     Deferred income tax provision                                     (1,223)           189
     Restructuring Expenses                                               ---          2,850
(Increase) Decrease in current assets:
     Accounts and notes receivable                                     (9,356)        (1,049)
     Inventories                                                       (5,381)        (7,851)
     Other current assets                                                (147)           135
  Increase (Decrease) in current liabilities:
     Accounts payable                                                  (3,148)         6,370
     Accrued expenses                                                   9,876          3,423
          Net Cash Provided By Operating Activities                    38,607         45,004

Cash Flows From Investment Activities:
  Capital Expenditures                                                (34,324)       (23,029)
  Proceeds from sales of assets                                         1,027          1,136
  Increase in other assets                                             (5,384)        (1,493)
  Purchases of short-term investments                                 (16,328)       (36,985)
  Maturities and sales of short-term investments                       41,799         42,721
          Net Cash Used For Investment Activities                     (13,210)       (17,650)

Cash Flows From Financing Activities:
  Net change in short-term borrowings                                  (1,594)          (652)
  Decrease in long-term debt                                           (1,335)          (123)
  Dividends paid                                                      (13,278)       (12,038)
  Acquisition of Treasury Stock                                          (300)        (1,441)
  Other - net                                                            (821)        (1,375)
          Net Cash Used For Financing Activities                      (17,328)       (15,629)

Effect of Exchange Rate Change on
  Cash and Cash Equivalents                                               (85)           (29)
Net Increase in Cash and Cash Equivalents                               7,984         11,696
Cash and Cash Equivalents-Beginning of Period                           4,625          4,870
Cash and Cash Equivalents-End of Period                              $ 12,609       $ 16,566

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income Taxes                                                    $ 19,200       $ 19,343
     Interest                                                        $    325       $  1,032

Total Cash, Cash Equivalents and
  Short-Term Investments:

     Cash and cash equivalents                                       $ 12,609       $ 16,566
     Short-term investments                                            77,126        107,122

          Totals                                                     $ 89,735       $123,688

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




(1) The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments of a normal, recurring nature necessary to present fairly the financial statements of the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

(2)  Inventories consist of:  (in thousands)

                        March 31,       June 30,      March 31,
                          1994            1993          1993
      Raw Materials      $50,181         $43,626       $41,708
      Work-in-Process     15,264          17,527        14,385
      Finished Goods      24,602          23,513        24,207
         Total           $90,047         $84,666       $80,300

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

(5) Net income for the nine months ended March 31,1993, include a restructuring charge of $2,850,000, or $.13 per Class B share, relating to the restructuring of the Company's piano operations in Europe.

(6) Arthur Andersen & Co., independent public accountants, performed a limited review of the consolidated financial statements for the three and nine month periods ended March 31, 1994, as indicated in the report on the limited review attached as an Exhibit. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                             MANAGEMENT'S DISCUSSION
                                       AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
Third quarter net sales were up 15% when compared to the previous year's third quarter, as sales in each of the Company's three business segments (Furniture and Cabinets, Electronic Contract Assemblies and Processed Wood Products and Other) exceeded the levels in the year earlier quarter. Net income in the third quarter decreased 4% when compared to the previous year, primarily due to reduced operating income levels in both the Electronic Contract Assemblies Segment and certain product lines within the Furniture and Cabinets Segment and lower investment income. The Company's open order levels at the end of the third quarter remained high.

For the nine month period ended March 31, 1994, net sales and net income levels were both up when compared to the prior year as sales in each of the Company's three business segments were above the year earlier period, while operating income levels were up in the Furniture and Cabinets and Processed Wood Products and Other Segments. Net sales increased 16% and net income, excluding the favorable $1.2 million one-time impact of adopting FASB Statement No. 109, Accounting for Income Taxes, in the current year and a $2.9 million European piano operations restructuring charge in the prior year, increased 9%, when compared to the prior year nine month period. Including the adjustments in both periods, net income increased 30%. Third quarter and nine month period operating losses in the Company's European operations were reduced when compared to the same periods in the prior year.


RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED
MARCH 31, 1994 COMPARED TO THREE AND NINE MONTHS
ENDED MARCH 31, 1993

NET SALES -- In the Furniture and Cabinets Segment, third quarter and nine month period sales increased 19% and 17%, respectively, when compared to the same periods in the previous year, largely due to increased sales in the Office Furniture Group, OEM (original equipment manufacturer) Cabinets and Furniture Group and the Lodging Group. In the Office Furniture Group, sales in most major product line offerings increased over the prior year third quarter and nine month period levels, led by increased sales of office furniture systems and casegoods as the Company continues to experience sales growth in its systems and casegoods product line offerings. Certain product lines within the Office Furniture Group are experiencing increases in market share. Open orders in this Group remained strong at the end of the third quarter. Sales in the OEM Cabinets and Furniture Group were up over the prior year third quarter and nine month period, primarily due to an increase in sales of television and speaker cabinets in wood and vinyl when compared to prior year weak levels. Open order levels for the OEM Cabinets and Furniture Group at the end of the third quarter were flat when compared to the prior year. The Lodging Group's sales were up when compared to the prior year third quarter and nine month period as sales of hospitality product lines continue to exceed the year earlier levels, which were depressed over the first six months. Open order levels in the Lodging Group at the end of the third quarter improved over the second quarter, although they were down when compared to prior year levels, as the prior year included orders for several large hospitality projects.

Electronic Contract Assemblies Segment third quarter and nine month period sales levels increased 8% and 16%, respectively, above the same periods in the prior year. The improvement was primarily the result of increased computer assemblies sales. Open orders in this segment were at record levels at the end of the third quarter. Included in this segment are sales to one customer which accounted for 12% of consolidated third quarter net sales in the current year and 15% in the prior year; for the current and prior nine month period, sales to this customer accounted for 11% and 12%, respectively, of consolidated net sales.

Processed Wood Products and Other Segment sales in the current year third quarter and nine month period exceeded the prior year levels, largely due to increased outside sales of dimension and lumber products in the Raw Materials Group, which were the result of increased volume levels in the quarterly comparison and price increases as well as increased volumes in the nine month period comparison.

OPERATING INCOME -- As a percent of net sales, operating income was 6.9% in the current year third quarter and nine month period, which represents a decrease of

.6 and an increase of .5 percentage point when compared to the prior year periods, respectively. The European piano operations restructuring charge in the prior year nine month period reduced the operating income level as a percentage of sales by .5 percentage point. When comparing both the third quarter and nine month period in the current year to the same periods in the prior year, gross profit percentages have decreased, primarily the result of an increase in material costs, partially due to a sales mix change and increased material component prices. The Company continues to incur expenses as a result of expanding employee training and education programs, its commitment to reengineering and improving processes and development and implementation of enhanced information systems.

In the fourth quarter of fiscal 1993, the Company began to experience procurement difficulties and increased prices on key electronic component part purchases, particularly semiconductor components which were placed on an industry-wide "allocation". Although prices remain above levels prior to the "allocation", the Company is now experiencing little difficulty in procuring these component parts.

In the Furniture and Cabinets Segment, most operating groups experienced improved operating income levels in the third quarter and nine month period when compared to the same periods in the prior year. The OEM Cabinets and Furniture Group and European Operations Group continued to experience the strongest improvement in operating performance. In the OEM Cabinets and Furniture Group, the improved performance in the current year third quarter and nine month period was primarily attributable to increased volume levels and a shifting sales mix to higher margined products. While the Company's European operations continued to operate at a loss, largely due to these subsidiaries continuing to experience depressed economic conditions in their principal markets, these losses were reduced when compared to the prior year third quarter and nine month periods, exclusive of the restructuring charge in the prior year. The Company continues to anticipate losses in its European subsidiaries over the near term. Operating income levels in the Office Furniture Group exceeded the levels in the prior year third quarter and nine month period as the Group experienced improved operating income performance in most major product lines, somewhat offset by operating losses in its steel office furniture product lines. Operating losses within the steel office furniture product lines were primarily attributable to elevated relocation expenses, including the costs of and operating inefficiencies associated with the utilization of a temporary labor force and production outsourcing, which are expected to continue over the next several months into fiscal 1995, as well as other operating inefficiencies, partially due to the production of new product line offerings.

In the Electronic Contract Assemblies Segment, operating income decreased in the third quarter and nine month period when compared to the prior year. The reduction is attributable to a changing sales mix, expenses associated with process reengineering, development costs associated with the next generation of existing product lines as well as material price increases (as discussed above). The electronics industry remains very competitive which has caused the Company to experience some difficulty in passing on higher operating costs to its customers.

In the Processed Wood Products and Other Segment, current year third quarter and nine month period operating income levels were up when compared to the prior year, primarily a result of higher outside sales of lumber and dimension products and improved operating income levels on sales of plastic components and carbide cutting tools and related services on cutting tools.

OTHER INCOME -- Interest expense in the current year was down in both the third quarter and nine month period as a result of reduced outside borrowings in the Company's European subsidiaries and interest capitalized under the provisions of FASB Statement No. 34 on the construction of a new steel furniture manufacturing facility in Idaho. Interest income was down due to a lower average investment balance and reduced interest rates when compared to the same periods a year ago. Other-net decreased in the current year third quarter and nine month period, partially the result of increased commercial truck transportation/distribution expenses.

TAXES ON INCOME -- The Company's effective tax rate increased .7 and decreased
4.7 percentage points in the current year third quarter and nine month period, respectively, when compared to the same periods in the prior year. The increase in the effective tax rate in the quarterly comparison is primarily due to a 1 percentage point increase in the U.S. statutory tax rate, which also increased the current year nine month rate. The decrease in the nine month period effective tax rate is largely due to the reduced level of foreign operating losses, including the prior year restructuring charge, for which limited income tax benefit is available at this time. The impact of adopting FASB Statement No. 109 (as discussed below) reduced the nine month period Taxes on Income by $1.2 million and the effective tax rate by 2.7%.

NET INCOME -- Net income in the third quarter was $8,681,000, or 42 cents per share of Class B Common Stock, down 4% from last year's $9,033,000, or 43 cents per Class B Share.

Net income in the nine month period ended March 31, 1994, was $27,365,000, or $1.30 per share of Class B Common Stock, up 30% from last year's net income of $21,095,000, or $1.00 per Class B Share. The current year nine month period includes the one time impact of adopting FASB Statement No. 109, which increased net income by $1,200,000, or 5 cents per share. Excluding the one time impact of adopting FASB Statement No. 109 in the current year, and the $2,850,000, or 13 cents per share, restructuring charge in the prior year, net income was up 9%.

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


LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents and Short-Term Investments totaled $89.7 million at March 31, 1994, compared to $107.2 million at June 30, 1993 and $123.7 million one year ago. Working capital and the current ratio were a strong $185.5 million and 2.7 to 1, respectively, as of March 31, 1994. The Company expects to maintain this strong liquidity position throughout fiscal year 1994.

Net cash provided by operating activities totaled $38.6 million for the nine months ended March 31, 1994, as cash flow generated by the Company's net income level was somewhat reduced by increased investments in accounts receivable and inventories and a lowering of the accounts payable balance to suppliers. The positive cash flow from operating activities was offset by the Company's decision to internally finance capital investments for the future including, the construction of a new steel furniture manufacturing facility in Idaho, continued investment in information technology, including a new enterprise business and manufacturing information system and cash used to purchase other capital assets which together totaled approximately $39.7 million in the first nine months.
The Company used an additional $17.3 million in cash to fund financing activities, principally to pay dividends. Other cash flow activity in the nine months netted to an inflow of $.9 million, as the Company's total cash flow, excluding the effect of purchases, maturities and sales of short-term investments, was a negative $17.5 million in the nine months ended March 31, 1994.

The Company continues to forecast fiscal 1994 as a period of high capital expansion, including approximately $32 million, of which approximately $22 million was expended in the first nine months, to construct a new steel furniture manufacturing facility in Idaho to relocate the operations of Harpers from Torrance, California to Post Falls, Idaho. The Company anticipates total relocation costs (including the cost of a new facility) will approximate $38 million. The Company also plans to continue to invest additional cash in new information technology over the remainder of fiscal 1994 and into fiscal 1995. The Company also plans to invest additional cash in its European operations over the remainder of fiscal 1994 and possibly into fiscal 1995. All of these additional investments will be funded internally.

                                    PART II.
                                OTHER INFORMATION



Item 6. -  Exhibits and Reports on Form 8-K

          (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

               (11) Computation of earnings per share

               (15) Letter re:  Unaudited Interim Financial Information

               (99) Report of Independent Public Accountants - Limited Review of
                    Interim Financial Information

          (b)  Reports on Form 8-K

               No reports on Form 8-K have been filed during the three months ended March 31, 1994.












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



Date:  May 3, 1994