Form 10-K
period 1994-06-30
KIMBALL INTERNATIONAL INC
filed 1994-09-21
CIK 55772

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K

(Mark One)


(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended June 30, 1994 or

(  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 (No Fee Required) for the transition period from____________ to____________

Commission file number 0-3279

                             KIMBALL INTERNATIONAL, INC.
              (Exact name of registrant as specified in its charter)


                  Indiana                                   35-0514506
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification Number)

      1600 Royal Street, Jasper, Indiana               47549-1001
      (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number,                  (812) 482-1600
       including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                                     Name of each exchange
         Title of each class                         on which registered

      Class A Common Stock, par
      value $.31-1/4 per share                               None

      Class B Common Stock, par
      value $.31-1/4 per share                               NASDAQ

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes  X     No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

                           Continued....

The number of shares outstanding of the Registrant's common stock as of August 15, 1994 was:


                    Class A Common Stock -   7,357,323 shares
                    Class B Common Stock -  13,805,491 shares


The Class A Common Stock is not publicly traded and, therefore, no market value is available. The Registrant estimates that the aggregate market value of the Class B Common Stock held by non-affiliates, as defined in Rule 405, on August 15, 1994 (based upon an estimate that 86.2% of the shares of Class B Common Stock is held by non-affiliates and upon the average of the high and low prices for Class B Common Stock on such date) was $275.2 million.

Portions of the Proxy Statement for Annual Meeting of Share Owners to be held on October 11, 1994, are incorporated by reference into Part III of this Form 10-K.



The exhibit index is located on page 49.

                                  TABLE OF CONTENTS

                             KIMBALL INTERNATIONAL, INC.
                         FORM 10-K YEAR ENDED JUNE 30, 1994


PART I.
                                                                        Pages

Item  1.      Business                                                   4-14

Item  2.      Properties                                                 14-16

Item  3.      Legal Proceedings                                           16

Item  4.      Submission of Matters to Vote of Security Holders           16


PART II.

Item  5.      Market for the Registrant's Common Stock and
              Related Share Owner Matters                                18-19

Item  6.      Selected Financial Data                                     19

Item  7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        20-23

Item  8.      Financial Statements and Supplementary Data                24-40

Item  9.      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures                        40


PART III.

Item 10.      Directors and Executive Officers of the Registrant          41

Item 11.      Executive Compensation                                      41

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management                                       41

Item 13.      Certain Relationships and Related Transactions              41


PART IV.

Item 14.      Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                         42


SIGNATURES                                                               43-44

                                 PART I

Item 1. - Business


    As used herein, the term "Company" refers to Kimball International, Inc., the Registrant, and its subsidiaries unless the context indicates otherwise.
    The Company was incorporated in Indiana in 1939, and present management assumed control in 1950. The corporate headquarters is located at 1600 Royal Street, Jasper, Indiana.
    The Company operates in three principal business segments: Furniture and Cabinets, Electronic Contract Assemblies, and Processed Wood Products and Other. The Company utilizes a substantial degree of vertical integration, as approximately 43% of the final products of the Processed Wood Products and Other Segment are used in the manufacturing processes in the Furniture and Cabinets Segment.
    The Company does not consider seasonal fluctuations to be significant. Production is carried on in facilities located in the United States, England, Austria and Mexico. In the U.S., the Company has facilities and showrooms in 15 states.
    Sales by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 1994 are as follows:

                                            1994        1993       1992
                                              (dollars in thousands)

Furniture and Cabinets                    $548,767     $477,558  $424,840

Electronic Contract Assemblies             204,149      180,464   132,507

Processed Wood Products and Other           69,568       64,378    59,954

    Total                                 $822,484     $722,400  $617,301


    Financial information by industry segment and geographic area for each of the three years in the period ended June 30, 1994, is referred to in Note 15, Business Segment and Geographic Area Information, of the Notes to Consolidated Financial Statements, which can be found in Item 8, and is incorporated herein by reference.

Segments

FURNITURE AND CABINETS

Historical Overview
    The Company began manufacturing wood furniture and cabinets in 1950 and has manufactured and marketed office furniture under the Kimball (registered trade mark) trade name since 1970. Through an acquisition in 1969, the Company entered into the manufacture and sale of Reproduction Victorian furniture. In 1982, the Company began the manufacture and sale of French Provincial style furniture. In 1986 and 1987 it entered the lodging-hospitality furniture industry and the long-term care portion of the healthcare furniture industry, respectively. In 1992, the Company began the manufacture and sale of office furniture to be used in the home and in 1994, expanded its residential furniture product line to include solid oak and cherry bedroom furniture. Also in 1992, the Company expanded its product offering with the acquisition of certain assets and assumption of certain liabilities of Harpers, a metal office furniture manufacturer. Harpers has marketed metal office furniture under the Harpers (registered trademark) trade name since 1982. Kimball and Harpers office furniture systems have broad market application, while the Kimball and National casegoods and seating lines are more focused to the wood segment of the office furniture industry. The Cetra (registered trademark)line of Kimball office furniture systems was introduced during fiscal year 1989 while the Footprint (registered trademark)line, which integrates the Cetra system and helps designers better manage office space, was introduced in fiscal year 1992. Cetra (registered tradedmark) and Footprint (registered trademark) both utilize TRAXX (registered trademark), which increases space efficiency and eliminates the need for a secondary support structure by using existing walls.
     Through a predecessor acquired in 1966, L. Bosendorfer of Vienna, Austria, the Company has been engaged in acoustical piano manufacturing and sales since 1828. Domestically, the Company has been engaged in piano manufacturing, or sales, since 1857 through a predecessor, W.W. Kimball Co., acquired in 1959. Piano manufacturing and sales represent a small part of the Furniture and Cabinets Segment. Approximately three years ago the Company realigned its piano operations in the U.S. and last year restructured its piano operations in

Europe in response to significant declines in the U.S. and worldwide piano markets, which are believed to be permanent.
    In addition to the product lines noted above, products in this segment also include television, audio speaker and audio component cabinets and television stands produced and sold on a contract basis for leading manufacturers in the home entertainment industry. The Company also produces a variety of other original equipment manufacturer (OEM) wood related products on a contract basis including furniture for a leading home furniture manufacturer.

Locations
    Office, home, hospitality and healthcare furniture, T.V. cabinets and related products, which make up the largest part of this segment, are produced at sixteen plants, eleven located in Indiana and one each in Kentucky, Mississippi, Alabama, California and England. Production at the California plant ceased in July 1994, as the Company relocated its production of metal office furniture from a leased facility in California to a Company owned facility in Idaho. Of the sixteen facilities, ten produce office furniture, one of which also manufactures healthcare furniture and one of which also produces hospitality furniture, kitchen cabinet doors and trim accessories, and other wood components; two produce T.V. cabinets and related products, one of which also produces residential furniture and home furniture on a contract basis; two produce hospitality furniture and healthcare furniture;
one produces Reproduction Victorian and French Provincial furniture; and lastly, one produces metal beds for the healthcare product line and stamped metal parts, which are used in other product lines of the Company as well as sold to unaffiliated customers. Nine of the sixteen plants presently producing wood furniture and cabinets could interchange production between these two basic products if needed.
    Acoustical pianos are produced in two facilities: one located in Indiana and one in Austria. To utilize plant capacity at the Indiana facility, additional OEM wood related products are manufactured and sold on a contract basis.
    Two other facilities, one located in England and the other in Mexico, produce piano components. The Mexico facility also assembles electronic components, electronic cable harnesses and other electronic products for the Electronic Contract Assemblies Segment.
    A facility in Jasper, Indiana houses an Education Center for dealer and employee training, the

Product Design and Research Center, and a Corporate showroom for product display.
    In the United States, showrooms and district warehouse facilities are maintained in eleven cities for office furniture and five cities for home furniture. In certain cities there are separate office and home furniture showrooms. In addition, office furniture is maintained in a showroom in London, England and in July 1994, an office furniture showroom opened in Toronto, Canada. In certain showrooms other Company products are also on display.

Marketing Channels
    Kimball and National office furniture is marketed through Company salespersons to independent dealers throughout North America and England. Harpers markets its office furniture products through Company salespersons to independent dealers in the Western states, and primarily through independent manufacturers' representatives to independent dealers elsewhere in the United States. Reproduction furniture and residential furniture are generally marketed through independent sales representatives to independent furniture dealers throughout the United States. Cabinets and contract furniture are generally marketed through Company employees, while hospitality and healthcare furniture is marketed through independent manufacturers' representatives. The Company's channel marketing strategy facilitates the sale of office furniture, upholstery and piano product lines within the hospitality and healthcare channels. Kimball (registered trademark), Jasper American, Conn (registered trademark), Bosendorfer (registered trademark) and private label pianos are marketed through Company salespersons to independent dealers. Piano components are both used internally and sold to other piano manufacturers through Company salespersons.

Major Competitive Factors
   The major competitive factors in the office furniture industry are price in relation to quality and appearance, the utility of the product, shorter customer lead times, "on-time" delivery to the customer, and ability to respond to requests for special, non-standard products. The Company maintains sufficient finished good inventories to be able to offer to domestic dealers prompt shipment of certain lines of Kimball, National and Harpers office furniture, thereby permitting dealers to maintain smaller inventories. Many products are shipped through the Company's delivery system. The Company believes that its trucking capability enables it to reduce damage to shipments, enhance scheduling flexibility, and improve the capability for "on-time" deliveries, which are all key competitive factors in the office furniture industry.
    The major competitive factors in the cabinet, home furniture and OEM product markets are quality, performance history and price. Television, audio speaker and audio component cabinets, television stands and contract home furniture are produced to customer specifications from specific orders and finished goods inventories are generally small, consisting of goods awaiting shipment to a specific customer. The Company's own line of home furniture are offered for sale on an immediate ship basis. Competitive factors in the hospitality and healthcare furniture markets are quality, performance history, "on-time" delivery, and price. While the Company produces hospitality and healthcare furniture to customers' specifications on a contract basis, the company also offers its own line of hospitality and healthcare furniture.
     The major competitive factors in the acoustical piano industry are price in relation to quality, appearance and acoustical tone.

Competitors
    There are many manufacturers of office, home, hospitality, and healthcare furniture. The Company believes, however, that there are a limited number of relatively large producers of wood office, hospitality and healthcare furniture, of which the Company believes that it is one of the larger in net sales. In many instances wood office furniture competes in the market with metal office furniture. Based on available industry statistics, metal office furniture has a larger share of the total market than does wood. The Company has positioned Harpers as a vehicle to strengthen its market share in the non-wood segment of the industry. There are two other domestic manufacturers of Reproduction Victorian furniture and a limited number of manufacturers of French Provincial furniture. While the Company believes it has a significant share of the Reproduction Victorian furniture domestic market, this market in total is a very small part of the total home furniture market, as is the market for French Provincial Furniture.
         The Company believes that it is one of the largest independent domestic manufacturers of television and audio speaker cabinets, but certain manufacturers of televisions and audio speakers, including some customers of the Company, produce cabinets for their own use.

The acoustical piano business is characterized by a number of competitors, including, in addition to the Company, what are thought to be two major domestic manufacturers and several international manufacturers.

Raw Material Availability
    Many components used in the production of furniture, cabinets and pianos are manufactured internally within the group or by other groups of the Company, including processed wood parts, and on a limited basis, metal stamped parts and certain polyurethane molded plastics. Raw materials used in the production of wood furniture and cabinets are generally readily available. Certain metal components used in various wood office furniture products, predominately Cetra and seating, are purchased in a pre-fabricated stage with additional fabrication and finishing performed by the Company. Raw materials used in the manufacture of metal office furniture, primarily rolled steel, is readily available from U.S. and foreign sources. Raw materials used in the Company's piano lines are readily available.

ELECTRONIC CONTRACT ASSEMBLIES

    The Company entered the electronic contract assemblies market in 1985 with knowledge acquired from the production of electrical keyboards for musical instruments, which was first produced in 1963. Electronic and electro-mechanical products (electronic assemblies) are sold on a contract basis and produced to customers' specifications. Production takes place at three manufacturing facilities, two located in Indiana and one in Mexico. The facility in Mexico assembles electronic components, electronic cable harnesses and other electronic products for sale to outside customers. In addition, and to a lesser extent, the facility assembles piano components and sub-assemblies for use in the Company's piano lines. Products from the Mexico facility are accumulated at, and shipped from, a Texas warehouse.
    Products are marketed by Company salespersons and independent sales representatives on a contract basis. As contract electronic assemblies are manufactured based on specific orders, finished goods inventories are generally small consisting of goods awaiting shipment to a specific customer.
    The competitive factors in the electronic contract assemblies market are price, quality, production flexibility and reliability of "on-time" delivery. The Electronics industry is very competitive, with many manufacturers of contract electronic assemblies. The Company does not have a significant share of the market for such products. Raw Materials for contract electronic products are generally readily available from both domestic and foreign sources.
    Included in this segment are sales to three customers which account for 21.8%, 21.4% and 17.7% of consolidated net sales in 1994, 1993 and 1992, respectively. Included in sales to these three customers are sales of electronic assemblies to Kelsey-Hayes Company, Inc. which accounted for approximately 11.9% of consolidated net sales in the year ended June 30, 1994, compared to 12.4% in the year ended June 30, 1993 and 10.8% in the year ended June 30, 1992.

PROCESSED WOOD PRODUCTS AND OTHER

    The Company's manufacture and sale of processed wood products includes unprocessed lumber, dimension lumber, plywood and veneer. The Company owns and operates four sawmills, four lumber yards, four dimension lumber plants, a plant which manufactures contract wood products, a sliced veneer plant, two facilities which produce plywood and related products and one face veneer plant.
    Processed wood products manufactured by the Company are used internally as well as sold to others. For fiscal year 1994, an estimated 43% of the total production of these operations was for products used internally in other segments' end products. Products sold to others are marketed principally to furniture manufacturers, primarily through Company personnel.
    The competitive factors in the processed wood products market are price, quality and availability. In processed wood materials, the Company competes with many integrated forest and specialty hardwood product companies and does not have a significant share of the market for such products. Raw materials used in this business segment are generally readily available.
    Various miscellaneous products are manufactured by the Company for sales to unaffiliated customers as well as for its own use. These include polyurethane and polyester molded products, carbide cutting tools and related services on cutting tools. Products and services of the Company's automotive service center are also sold to unaffiliated customers.

OTHER INFORMATION
BACKLOG
    At June 30, 1994, the aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, was $198.7 million as compared to $167.4 million at June 30, 1993.

BACKLOG BY SEGMENT                             (dollars in millions)

                                          June 30, 1994     June 30, 1993

Furniture and Cabinets                        $101.2            $ 89.2
Electronic Contract Assemblies                  89.3              71.1
Processed Wood Products
    & Other                                      8.2               7.1
                                              $198.7            $167.4

Open orders of furniture and cabinets generally are not indicative of future sales trends.

RESEARCH, PATENTS, AND TRADEMARKS
    Research costs for the fiscal year ended June 30, 1994 were approximately $8,557,000 as compared to $5,913,000 and $3,479,000 for the years ended June 30, 1993 and 1992, respectively. Research activities include the development of manufacturing processes for electronic sub-assemblies, major process improvements, wood and plastic technology, and new product development.
    The Company owns the Kimball (registered trademark) trademark, which it believes is material to its office, electronic, hospitality, healthcare, piano and home furniture businesses, and owns the following trademarks which it believes are material to its piano business only: Bosendorfer (registered trademark); and to the furniture business only: National (registered trademark), Cetra (registered trademark), Footprint (registered trademark), ARTEC (registered trademark), TRAXX (registered trademark) and Harpers (registered trademark). The Company also owns certain patents and other trademarks and has certain other patent applications pending, which in the Company's opinion are not material to its business.

ENVIRONMENT AND ENERGY MATTERS
    The Company's operations are subject to various Federal, State and Local laws and regulations with respect to environmental matters. The Company believes that it is in substantial compliance with present laws and regulations and that there are no material liabilities associated in regard to such items.
    The Company is dedicated to excellence, leadership and stewardship in matters of protecting the environment and communities in which the Company has operations. The Company believes that continued compliance with Federal, State and Local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 1996 will not represent a material portion of total capital expenditures during those years.

    The Company's manufacturing operations require significant amounts of energy, including natural gas and oil. Federal and State statutes and regulations control the allocation of fuels available to the Company, but to date the Company has experienced no interruption of production due to such regulations. In its wood processing plants, significant energy requirements are satisfied internally by the use of the Company's own wood waste products.

EMPLOYEES
    At June 30, 1994, the Company had 8,463 full time employees, of which 7,539 were employed in the United States and 924 in foreign countries. The Company has no collective bargaining agreements with respect to its domestic employees. All of the Company's foreign operations are subject to collective bargaining arrangements. The Company believes that its employee relations are good.

Item 2. - Properties
    The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, are as follows:

                                       Number of Facilities

                     Furniture                          Processed
                        and      Electronic Contract       Wood
                      Cabinets       Assemblies       Products and Other   Total


Indiana                  16               2                   12             30
Kentucky                 1                                    3              4
Alabama                  1                                                   1
Tennessee                                                     3              3
Mississippi              1                                                   1
Texas                                     1                                  1
North Carolina                                                1              1
California               2                                                   2
Austria                  2                                                   2
England                  2                                                   2
Mexico                                    1                                  1

    These facilities have an aggregate of approximately 6,626,000 square feet, of which approximately 5,286,000 square feet are owned in fee, 697,000 square feet are owned through capitalized leases and 643,000 square feet are leased, and are summarized as follows:


                                 Approximate Square Footage

                          Furniture                           Processed
                             and        Electronic Contract      Wood
                          Cabinets          Assemblies     Products and Other

Fee                       3,293,000          437,000           1,556,000
Capitalized Leases          697,000              -0-                 -0-
Leased                      637,000            6,000                 -0-
    Total                 4,627,000          443,000           1,556,000


    Including certain leased furniture warehousing and showroom areas excluded from the above listing, total facilities approximate 6.8 million square feet. (See Note 6 - Long-Term Debt of Notes to Consolidated Financial Statements, in
Item 8, for additional information concerning capitalized leases and Note 5 - Commitments - Leases, for additional information concerning non-capitalized leases.)
    Included in Processed Wood Products and Other are executive, national sales and administrative offices, an automotive service center, a product design and research center, the production facility for polyurethane and polyester molded plastic, carbide cutting tools and related services on cutting tools, and an energy center for the Kimball Industrial Park consisting of 3 trifuel boilers, each with 1,000 hp. capacity.
    Generally, properties are utilized at normal capacity levels on a single shift basis, with several properties utilizing a reduced second shift to meet increased demand levels. At times, certain facilities were not utilized at normal capacity levels during the fiscal year, because of declines in sales. The Energy Center is not operating at full capacity.
    Non-capitalized leases totaling 643,000 square feet expire in fiscal years 1995 through 2012. One lease totaling 535,000 square feet which supports the Company's production of metal office furniture in California expires in fiscal year 1995 as the Company relocates these operations from California to a new Company owned facility in Idaho. Substantially all of the remaining leases are subject to renewal options on the part of the Company. Capitalized leases expire in 1995, with ownership of the properties transferring to the Company thereafter. In addition to the above, the Company has Company owned or leased facilities for showrooms and/or warehouses in twelve states in the United States, as well as two locations in London, England and one in Vienna, Austria. In July of 1994, the Company entered into a lease for a showroom in Toronto, Canada.

    The Company owns in fee approximately 13,862 acres of land which includes land where various Company facilities reside, including approximately 189 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities and for future expansions), and approximately 12,942 acres generally for hardwood timber reserves. Included in the approximate 13,862 acres of land are approximately 60 acres in Post Falls, Idaho, where a new Harpers plant is located. The facility, which was completed in July 1994, totals 461,000 square-feet and houses manufacturing and administrative offices. This facility is in addition to the previously stated square footage amounts as of June 30, 1994 and replaces a 535,000 square foot lease previously listed. Relocation to the new facility and start-up operations occurred in July 1994, with full production expected to take place by the third quarter of fiscal 1995.

Item 3. - Legal Proceedings
    The Registrant and its subsidiaries are not parties to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

Item 4. - Submission of Matters to Vote of Security Holders
    None to Report

Executive Officers of the Registrant
    The executive officers of the Registrant as of August 31, 1994 are as follows: (Age as of August 31, 1994)

                             Office and                                  Officer
Name                 Age     Area of Responsibility                       Since
Thomas L. Habig      66      Chairman of the Board of Directors            1955
Douglas A. Habig     47      President and Chief Executive Officer,        1975
                             and Director
Arnold F. Habig      87      Assistant to the Chief Executive              1950
                             Officer
James C. Thyen       50      Senior Executive Vice President - Chief       1974
                             Financial and Administrative Officer,
                             Treasurer, and Director
John B. Habig        61      Senior Executive Vice President -             1958
                             Operations Officer, Assistant Secretary,
                             and Director
Ronald J. Thyen      57      Senior Executive Vice President -             1966
                             Operations Officer, and Director
Anthony P. Habig     69      Executive Vice President - International,     1969
                             and Director                                  (and 1959 to 1966)

John T. Thyen        56      Senior Executive Vice President -Marketing    1978
                             and Sales, and Director
Gary P. Critser      57      Senior Executive Vice President - Chief       1967
                             Accounting Officer, Secretary, and Director


    Officers are elected annually by the Board of Directors.
    Arnold F. Habig and Anthony P. Habig are brothers. Thomas L. Habig, John B. Habig and Douglas A. Habig are brothers and are sons of Arnold F. Habig. James
C. Thyen, Ronald J. Thyen and John T. Thyen are brothers.
    All of the executive officers have been employed by the Company for more than the past five years in the capacity shown or some other executive capacity.

                                   PART II

Item 5. - Market for the Registrant's Common Stock and Related Share Owner Matters Market Prices: Kimball International Class B Common Stock is traded on the over-the-counter market. The symbol is KBALB. High and low price ranges by quarter for the last two fiscal years as quoted by the National Association of Security Dealers (NASDAQ) are as follows:

                                            1994                  1993
                                       High          Low       High       Low
First Quarter. . . . . . . .         $30 1/2      $27 1/4    $28 1/4   $23
Second Quarter . . . . . . .         $34 1/2      $28 1/4    $27 3/4   $21 1/4
Third Quarter. . . . . . . .         $32 1/2      $26 3/4    $32 1/2   $25 1/4
Fourth Quarter . . . . . . .         $28 1/4      $22 1/2    $32 1/2   $26 1/4

There is no active trading market for the Company's Class A Common Stock.

Dividends: There are no restrictions on the payment of dividends except that dividends paid on Class B common stock must, by charter provisions, be on a calendar year basis $.01 per share more than dividends paid on Class A common stock. During fiscal year 1994 dividends declared were $17.7 million or $.83 per share on Class A Common Stock and $.84 per share on Class B Common Stock. The dividends by quarter for 1994 compared to 1993 are as follows:

                                            1994                   1993

                                   Class A       Class B    Class A     Class B
First Quarter. . . . . . . .       $.20 3/4       $.21      $.18 3/4      $.19
Second Quarter . . . . . . .       $.20 3/4       $.21      $.18 3/4      $.19
Third Quarter. . . . . . . .       $.20 3/4       $.21      $.18 3/4      $.19
Fourth Quarter . . . . . . .       $.20 3/4       $.21      $.20 3/4      $.21
  Totals . . . . . . . . . .       $.83           $.84      $.77          $.78

Share Owners: On July 22, 1994, the Company's Class A Common Stock was owned by approximately 661 Share Owners of record and the Company's Class B Common Stock by approximately 2,559 Share Owners of record, of which approximately 425 also owned Class A Common Stock.


Item 6. - Selected Financial Data (dollars in thousands, except per share amounts)

                                         Year Ended June 30,
                         1994        1993         1992       1991        1990

Net Sales              $822,484    $722,400    $617,301    $555,263    $612,956

Net Income             $ 36,169    $ 30,583    $ 38,628    $ 30,017    $ 43,475

Net Income Per
  Common Share:
     Class A              $1.70       $1.44       $1.82       $1.41       $2.04
     Class B              $1.71       $1.45       $1.83       $1.42       $2.05

Total Assets           $471,413    $452,705    $422,023    $382,685    $337,983

Long Term Debt-Less
  Current Maturities   $    811    $  2,017    $  3,157    $  4,392    $  6,873

Cash Dividends Per
  Common Share:
     Class A               $.83        $.77        $.69        $.65        $.57
     Class B               $.84        $.78        $.70        $.66        $.58



Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
Net sales totaled a record level of $822,484,000 in fiscal 1994, up 14% from 1993, as sales in each of the Company's three business segments--Furniture and Cabinets, Electronic Contract Assemblies and Processed Wood Products and Other--were above the prior year. Operating income levels increased 23% over 1993, led by improved operating income performance in wood office furniture product lines within the Furniture and Cabinets Segment. Net income totaled $36,169,000 in fiscal 1994, up 18% over the 1993 level. The 1994 net income level includes the impact of adopting FASB Statement No. 109, Accounting for Income Taxes, which increased net income by $1,200,000, or 5 cents per Class B Share. Fiscal 1993 net income was unfavorably impacted by a $2,850,000, or 13 cents per share, charge to restructure European piano operations. Open orders remained near record levels at June 30, 1994.


RESULTS OF OPERATIONS
1994 Discussion
The 1994 record net sales level of $822,484,000 was the result of each of the Company's three business segments experiencing growth over fiscal 1993, including double digit sales growth in the two largest segments--Furniture and Cabinets and Electronic Contract Assemblies.

Sales in the Furniture and Cabinets Segment increased 15%, as all principal product lines within this segment experienced increased sales levels over 1993. Overall, the sales improvement was led by increased sales of office furniture casegoods and systems product lines, in which volumes increased on both mature and new product line offerings. Certain product lines within the Company's total office furniture product offering experienced increases in market share.

Other product lines in the Furniture and Cabinets Segment that experienced strong sales growth over 1993 include original equipment manufacturer (OEM) cabinets and furniture, including a strong increase in sales of television and speaker cabinets in wood and vinyl, and hospitality product line sales, partially the result of large hospitality projects shipped in the first half of the fiscal year. Sales of other OEM wood products increased over prior year levels, as the Company's domestic piano unit increased its production and sales of these products to utilize excess plant capacity caused by a continuing decline in worldwide piano markets.

Sales in the Electronic Contract Assemblies Segment increased 13% over the 1993 level due to increased sales of computer and automotive electronic assemblies. Included in this segment are sales to one customer that accounted for 12% of consolidated net sales in 1994 and 1993.

Processed Wood Products and Other Segment sales were up 8%, largely due to increased outside sales of wood products and plastic components. Increased outside sales of wood products were the result of price and volume increases on both lumber and dimension products. Increased sales of plastic components were the result of volume increases, partially due to customer diversification.

Consolidated cost of sales as a percent of net sales in 1994 increased by .6 percentage point, due to increased material costs, resulting from both a sales mix change within business segments and increased material prices. Labor costs as a percent of net sales were flat, while overhead costs as a percent of net sales were down from 1993, as the Company was able to hold fixed production overhead costs relatively even with 1993 levels. Although selling, general and administrative expenses as a percent of net sales continue to trend downward, down .7 percentage point when compared to the prior year, the Company continues to incur expenses relating to its ongoing employee training and development programs, process re-engineering, and development and implementation of enhanced information systems including a new enterprise business and manufacturing information system. Operating income as a percent of net sales increased .5 percentage point when compared to 1993.

Most product lines within the Furniture and Cabinets Segment experienced improvements in operating income levels when compared to fiscal 1993. The strongest improvement was in wood office furniture product lines, including record operating income levels on Kimball Office Furniture product line sales.

While fiscal 1994 operating losses in the Company's European units were reduced by approximately 41% when compared to 1993, both units are forecast to continue to operate at a loss in the near term, as they continue to be negatively impacted by weak economic conditions in their principal markets. The unit in England has also been negatively impacted by some operating inefficiencies associated with the shift in its product line focus.

The Company incurred operating losses on steel office furniture product line sales in fiscal 1994. These losses were due to elevated relocation expenses, increased marketing costs, and operating inefficiencies. The Company forecasts its steel office furniture lines will continue to operate at a loss over the first half of fiscal 1995, before approaching monthly break-even levels sometime in the second half, at which time the Company believes key learning curve inefficiencies associated with the relocation will be diminished.

Operating income in the Electronic Contract Assemblies Segment decreased as a result of a changing sales mix, expenses associated with process re-engineering, development costs associated with the next generation of existing product lines as well as material price increases. The electronics industry remains very competitive, which has caused the Company to experience some difficulty in passing on higher operating costs to its customers.

In the Processed Wood Products and Other Segment, operating income increased over 1993 levels, principally due to improved operating income on sales of lumber and dimension products and plastic components.

Interest expense in 1994 was down from the prior year as a result of reduced outside borrowings in the Company's European subsidiaries and interest capitalized on the construction of the new Harpers steel furniture manufacturing facility in Idaho. Interest income was down in 1994 due to a lower average investment balance and lower average yields when compared to the prior year. Other-net decreased in the current year as a result of increased commercial truck transportation and distribution expenses and the net change in several other income/expense items.

The 1994 effective tax rate decreased 3.5 percentage points below the 1993 level, largely due to reduced foreign operating losses, including the prior year restructuring charge, for which no income tax benefit is available. The 1994 effective tax rate includes the impact of a 1 percentage point increase in the U.S. statutory tax rate and the impact of adopting FASB Statement No. 109 (as discussed below), which reduced Taxes on Income by $1.2 million and the effective tax rate by 2.0 percentage points.


Net income in 1994 was $36,169,000, or $1.71 per share of Class B Common Stock, up 18% from the 1993 net income level of $30,583,000, or $1.45 per Class B Share.



1993 Discussion
The 1993 net sales level of $722,400,000 increased 17% above 1992, as sales increased in all three of the Company's business segments.

Sales in the Furniture and Cabinets Segment increased 12%, largely due to increased sales of office furniture systems and certain casegoods lines, lodging furniture and the additional sales of Harpers, which was acquired in the third quarter of fiscal 1992.

Sales of office furniture systems improved significantly over 1992 levels primarily as a result of a general trend throughout fiscal 1993 away from traditional casegoods to systems and modular furniture and the additional sales of new product line offerings. Sales of office furniture casegoods were up from 1992 levels, largely due to increased sales of National Office Furniture casegoods product lines, which were partially the result of new product line offerings and competitive pricing in the marketplace.

Sales of hospitality furniture were up as the Company began to ship several large hospitality projects in the latter half of the fiscal year. Fiscal 1993 sales of television and speaker cabinets in wood and vinyl were flat, while sales of musical keyboard products were down in both the U.S. and abroad as a result of depressed worldwide markets for these products.

Sales in the Electronic Contract Assemblies Segment increased 36% over the 1992 level. The increased sales levels were the result of increased sales of computer and automotive assemblies, in part due to customer diversification. Included in this segment are sales to one customer which accounted for 12% of consolidated net sales.

Processed Wood Products and Other Segment sales were up, largely due to increased outside sales of wood products, primarily a result of price increases on both lumber and dimension products. The price increases were in response to increased lumber material purchase costs, partially due to reduced supplies.

Consolidated cost of sales as a percent of net sales in 1993 increased 2.5 percentage points, largely due to increased material costs, resulting from both a shifting product sales mix and increased material prices. In 1993, the most pronounced shift in product sales mix was to higher electronic assembly sales, which carried a lower gross margin than most other principal product lines. Throughout 1993, the Company experienced rising material costs for electronic component materials, lumber, veneer and other wood materials, partially due to temporarily reduced supplies. Selling, general and administrative expenses as a percent of net sales in 1993 decreased 1.4 percentage points when compared to the prior year. While the percentage was down, the Company continued to incur expenses as a result of its ongoing employee training and development programs, process re-engineering, and development and implementation of enhanced information systems. Operating income as a percent of net sales decreased 1.5 percentage points as stronger operating income performance in the U.S. was offset by much weaker performance in Europe.

Operating income in the Furniture and Cabinets Segment decreased, primarily due to significantly increased losses in the international furniture and musical keyboard product operations, which more than offset a strong operating income improvement in the U.S. musical keyboard product operations.

In the second quarter of 1993 the Company recorded a $2,850,000 charge to restructure the Company's piano operations in England and Austria. While both subsidiaries progressed in terms of their individual restructuring strategies over the last half of fiscal 1993, both operated at a loss in 1993 as their principal markets remained weak.

Operating income in the Electronic Contract Assemblies Segment increased due to increased volume levels, better asset utilization and an expanded customer base. The electronics industry remained very competitive with increasing pressure to maintain and reduce pricing in spite of general cost increases on many component materials.

Processed Wood Products and Other Segment operating income was down, principally due to reduced operating income on sales of veneer and laminated wood products and plastic components.

Interest expense increased in 1993 as a result of increased debt levels in the international subsidiaries during the first half of the fiscal year. Interest income decreased in 1993 in part due to lower interest rates and a higher average investment balance in 1992 as the first half of 1992 reflected an investment level before the acquisition of Harpers, which was funded entirely out of cash and short-term investments. Other income-net decreased in 1993 as 1992 included $1,961,000 of nonoperating gain, net of non-tax expenses, relating to insurance proceeds from an accidental fire that destroyed the Chandler Veneers plant.

In 1993 the effective tax rate increased 6.2 percentage points over the 1992 level largely due to foreign operating losses, including the restructuring charge, for which no income tax benefit was available. The 1992 effective tax rate benefited from the reorganization of subsidiaries in England that lowered the rate by 1.7 percentage points. The Company's U.S. effective tax rate remained steady.

Net income in 1993 was $30,583,000, or $1.45 per share of Class B Common Stock, down 21% from the 1992 net income level of $38,628,000, or $1.83 per Class B Share. The restructuring charge in 1993 decreased net income by $2,850,000, or 13 cents per Class B Share. The 1992 net income level includes the effect of a nonoperating gain relating to the fire at the Chandler facility, which increased net income by $1,228,000, or 6 cents per Class B Share.

LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents and Short-term Investments totaled $91.9 million at June 30, 1994, compared to $107.2 million at June 30, 1993. Working capital and the current ratio were a strong $186.1 million and 2.8 to 1, respectively, as of June 30, 1994, compared to $195.4 million and 3.0 to 1, respectively, in the prior year. The Company expects to maintain this strong liquidity position throughout fiscal 1995.

The Company generated a positive $58 million net cash from operating activities in 1994, as positive cash flow provided by the Company's net income level was somewhat reduced by an increased investment in accounts receivable. The positive cash flow from operating activities was offset by the Company's internal funding of capital investments for the future including: the construction of a new steel furniture manufacturing facility in Idaho, continued investment in information technology, including a new enterprise business and manufacturing information system, and cash used to purchase other capital assets that together totaled approximately $53 million in 1994. The Company used an additional $22 million to fund financing activities, principally to pay dividends. Cash flow, excluding the effect of purchases and maturities of short-term investments, was a negative $15.3 million in 1994.

Fiscal 1994 was a period of high capital expansion for the Company, including the construction of a new steel furniture manufacturing facility to relocate the operations of Harpers from Torrance, California to Post Falls, Idaho. The Company anticipates total relocation cash expenditures, including expenditures for the new facility, will approximate $38 million. While relocation of the operations is substantially complete, the Company forecasts cash payments totaling approximately $10 million in the first quarter of fiscal 1995 relating to activities surrounding the relocation. Also in fiscal 1995, the Company plans to continue the internal funding of investments in new information technology.

ADOPTION OF NEW ACCOUNTING STANDARD
Effective July 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. The impact of adopting the new statement, which, due to the immateriality of this transaction was included in Taxes on Income in the Consolidated Statement of Income, was $1,200,000, or 5 cents per Class B Share. This one-time adoption impact was triggered by a lowering of the Company's net deferred tax liability as Statement No. 109 requires all deferred tax items be established at current enacted statutory rates.

Item 8. - Financial Statements and Supplementary Data


                        INDEX TO FINANCIAL STATEMENTS


                                                                                 Page
Report of Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . .  26

Consolidated Statement of Financial Condition as of June 30, 1994 and 1993 . . .  27

Consolidated Statement of Income for the Three Years Ended June 30, 1994 . . . .  28

Consolidated Statement of Cash Flows for the Three Years Ended June 30, 1994 . .  29

Consolidated Statement of Share Owners' Equity for the Three Years Ended
 June 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . 31-40

                              REPORT OF MANAGEMENT

The management of Kimball International, Inc. is responsible for the preparation of the accompanying financial statements of the Company and its subsidiaries. The financial statements, including the notes, were prepared in accordance with generally accepted accounting principles and include estimates and judgments, which in the opinion of management are applied on a conservative basis. All financial information in this annual report is consistent with the financial statements.

The Company maintains internal accounting control systems and related policies and procedures designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and properly recorded, and that accounting records may be relied upon for the preparation of the financial statements. The design, monitoring and revision of internal accounting control systems involve, among other things, management's judgment with respect to the relative cost and expected benefits of specific control measures. The system is tested and evaluated regularly by the Company's internal auditors as well as by independent public accountants in connection with their annual audit.

An Audit Committee of the Board of Directors, consisting of three outside directors, meets regularly with management, the internal auditors and the independent public accountants in connection with its review of matters relating to the Company's internal audit program, the Company's system of internal controls and the services of the independent public accountants. The internal auditors and the independent accountants have free and direct access to the Audit Committee, and they meet with the Committee periodically, without management present, to discuss appropriate matters.

The financial statements have been audited by Arthur Andersen & Co., independent public accountants, in accordance with generally accepted auditing standards.
As such, the independent accountants conduct such tests and related procedures as they deem necessary to render their opinion as to the fairness of the financial statements.


                                                Douglas A. Habig
                                                Douglas A. Habig
                                                President
                                                Chief Executive Officer


                                                 Gary P. Critser
                                                 Gary P. Critser
                                                 Senior Executive Vice President
                                                 Chief Accounting Officer
                                                 Secretary
August 3, 1994

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Share Owners of Kimball International, Inc.

We have audited the accompanying consolidated statement of financial condition of Kimball International, Inc. (an Indiana corporation) and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of income, cash flows and share owners' equity for each of the three years in the period ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the consolidated statements taken as a whole. The schedules listed under Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied to the audit of the basic consolidated financial statements and, in our opinion, fairly stated in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                       ARTHUR ANDERSEN LLP
Indianapolis, Indiana
August 3, 1994

                            KIMBALL INTERNATIONAL,INC.
                   CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  (Amounts in Thousands Except for Per Share Data)



                                                                           June 30
Assets                                                                 1994       1993
Current Assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . $ 15,452  $  4,625
 Short-term investments at cost, estimated market value of $76,479
    and $102,900, respectively . . . . . . . . . . . . . . . . . . .   76,494   102,597
 Accounts and notes receivable, less allowance for possible losses
    of $4,036 and $4,916, respectively . . . . . . . . . . . . . . .   96,118    87,623
 Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .   81,083    84,666
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19,091    15,947
      Total current assets . . . . . . . . . . . . . . . . . . . . .  288,238   295,458

Property and Equipment-at cost, less accumulated depreciation. . . .  171,243   152,361
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11,932     4,886
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . $471,413  $452,705

Liabilities and Share Owners' Equity
Current Liabilities:
 Loans payable to banks. . . . . . . . . . . . . . . . . . . . . . . $  1,619  $  3,479
 Current maturities of long-term debt. . . . . . . . . . . . . . . .    1,196     1,802
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   33,133    38,518
 Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . .    4,426     4,428
 Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .   61,790    51,843
   Total current liabilities . . . . . . . . . . . . . . . . . . . .  102,164   100,070

Other Liabilities:
 Long-term debt, less current maturities . . . . . . . . . . . . . .      811     2,017
 Deferred income taxes and other . . . . . . . . . . . . . . . . . .   17,486    17,277
   Total other liabilities . . . . . . . . . . . . . . . . . . . . .   18,297    19,294

Share Owners' Equity:
 Common stock-par value $.31 1/4 per share:
  Class A- Shares authorized-10,504,000 (10,523,000 in 1993)
           Shares issued-7,362,000 (7,381,000 in 1993) . . . . . . .    2,301     2,307
  Class B- Shares authorized-30,000,000
           Shares issued-14,150,000 (14,131,000 in 1993) . . . . . .    4,422     4,416
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .      791       791
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .  350,304   331,839
                                                                      357,818   339,353
 Foreign currency translation adjustment . . . . . . . . . . . . . .      836     1,351
 Less:  Treasury stock-at cost:
  Class A- 5,000 shares (3,000 in 1993). . . . . . . . . . . . . . .      (59)      (11)
  Class B- 345,000 shares (335,000 in 1993). . . . . . . . . . . . .   (7,643)   (7,352)

                                                                       (7,702)   (7,363)
    Total share owners' equity . . . . . . . . . . . . . . . . . . .  350,952   333,341
Total Liabilities and Share Owners' Equity . . . . . . . . . . . . . $471,413  $452,705


See Notes to Consolidated Financial Statements

                              KIMBALL INTERNATIONAL, INC.
                           CONSOLIDATED STATEMENT OF INCOME
                   (Amounts in Thousands Except for Per Share Data)


                                                               Year Ended June 30
                                                           1994         1993       1992
Net Sales. . . . . . . . . . . . . . . . . . . . . . .   $822,484     $722,400   $617,301
Cost of Sales. . . . . . . . . . . . . . . . . . . . .    588,849      512,781    422,563
Gross Profit . . . . . . . . . . . . . . . . . . . . .    233,635      209,619    194,738
Selling, Administrative and General Expenses . . . . .    176,428      160,192    145,598
Restructuring Expenses . . . . . . . . . . . . . . . .        ---        2,850        ---
Operating Income . . . . . . . . . . . . . . . . . . .     57,207       46,577     49,140
Other Income (Expense):
 Interest Expense. . . . . . . . . . . . . . . . . . .       (202)      (1,200)      (991)
 Interest Income . . . . . . . . . . . . . . . . . . .      2,240        4,237      7,146
 Other-net . . . . . . . . . . . . . . . . . . . . . .        174        3,708      5,419
                                                            2,212        6,745     11,574
Income Before Taxes on Income. . . . . . . . . . . . .     59,419       53,322     60,714
Taxes on Income. . . . . . . . . . . . . . . . . . . .     23,250       22,739     22,086
Net Income . . . . . . . . . . . . . . . . . . . . . .   $ 36,169     $ 30,583   $ 38,628

Net Income Per Share of Common Stock, based on the
 average number of shares outstanding during the year:
 Class A . . . . . . . . . . . . . . . . . . . . . . .      $1.70        $1.44      $1.82
 Class B . . . . . . . . . . . . . . . . . . . . . . .      $1.71        $1.45      $1.83
Average Number of Shares Outstanding:
 Class A . . . . . . . . . . . . . . . . . . . . . . .      7,366        7,383      7,401
 Class B . . . . . . . . . . . . . . . . . . . . . . .     13,799       13,816     13,750
   Totals. . . . . . . . . . . . . . . . . . . . . . .     21,165       21,199     21,151


See Notes to Consolidated Financial Statements

                             KIMBALL INTERNATIONAL INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Amounts in Thousands)


                                                                             Year Ended June 30
                                                                        1994        1993        1992
Cash Flows From Operating Activities:
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 36,169    $ 30,583    $ 38,628
 Non-cash charges (credits) to net income:
   Depreciation and amortization . . . . . . . . . . . . . . . . .     28,726      27,328      25,282
   Gain on sales of and involuntary conversion of assets . . . . .       (950)       (761)     (3,654)
   Deferred income tax provision . . . . . . . . . . . . . . . . .     (3,096)       (235)       (744)
   Minority interest in subsidiary . . . . . . . . . . . . . . . .        ---         ---         (33)
   Restructuring expenses. . . . . . . . . . . . . . . . . . . . .        ---       2,850         ---
   Exercise of Class B stock options . . . . . . . . . . . . . . .        ---         ---         331
 (Increase) decrease in current assets:
   Accounts and notes receivable . . . . . . . . . . . . . . . . .     (8,495)    (11,827)    (18,537)
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .      3,583     (12,217)    (16,021)
   Other current assets. . . . . . . . . . . . . . . . . . . . . .        196        (488)     (1,289)
 Increase (decrease) in current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .     (6,860)     13,565       7,036
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .      8,946      (1,489)      7,441
     Net cash provided by operating activities . . . . . . . . . .     58,219      47,309      38,440

Cash Flows From Investing Activities:
 Capital expenditures. . . . . . . . . . . . . . . . . . . . . . .    (46,607)    (36,983)    (33,096)
 Proceeds from sales of and involuntary conversion of assets . . .      1,565       1,308       5,895
 Purchase of minority interest . . . . . . . . . . . . . . . . . .        ---         ---      (1,527)
 Increase in other assets. . . . . . . . . . . . . . . . . . . . .     (6,606)     (1,171)       (390)
 Purchases of short-term investments . . . . . . . . . . . . . . .    (28,512)    (54,782)    (73,512)
 Maturities of short-term investments. . . . . . . . . . . . . . .     54,615      65,043      75,159
     Net cash used for investing activities. . . . . . . . . . . .    (25,545)    (26,585)    (27,471)
Cash Flows From Financing Activities:
 Net change in short-term borrowings . . . . . . . . . . . . . . .     (1,860)     (2,461)      2,532
 Reduction in long-term debt . . . . . . . . . . . . . . . . . . .     (1,841)     (1,010)     (1,985)
 Acquisition of treasury stock . . . . . . . . . . . . . . . . . .       (339)     (1,441)        ---
 Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . .    (17,706)    (16,042)    (14,305)
 Exercise of Class B stock options . . . . . . . . . . . . . . . .        ---         ---       1,457
 Other-net . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (48)         76         569
     Net cash used for financing activities. . . . . . . . . . . .    (21,794)    (20,878)    (11,732)
Effect of Exchange Rate Change on Cash and Cash Equivalents. . . .        (53)        (91)         19
Net Increase (Decrease) in Cash and Cash Equivalents . . . . . . .     10,827        (245)       (744)
Cash and Cash Equivalents at Beginning of Year . . . . . . . . . .      4,625       4,870       5,614
Cash and Cash Equivalents at End of Year . . . . . . . . . . . . .   $ 15,452    $  4,625    $  4,870

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 25,197    $ 26,590    $ 20,836
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    518    $  1,249    $    972

Total Cash, Cash Equivalents and Short-Term Investments:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .   $ 15,452    $  4,625    $  4,870
 Short-term investments. . . . . . . . . . . . . . . . . . . . . .     76,494     102,597     112,858
   Totals. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 91,946    $107,222    $117,728

See Notes to Consolidated Financial Statements

                                KIMBALL INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENT OF SHARE OWNERS' EQUITY
                   (Amounts in Thousands Except for Per Share Data)

                                                                       Three Years Ended June 30, 1994
                                                                      Common Stock - $.31 1/4 Par Value
                                                                    Class A                          Class B
                                                         Authorized       Issued         Authorized        Issued
                                                           Shares    Shares     Amount     Shares     Shares     Amount
Amounts at June 30, 1991 . . . . . . . . . . . . . . . .   10,577    7,435     $2,324     30,000     14,077     $4,399
Net income for the year. . . . . . . . . . . . . . . . .
Exercise of Class B Common Stock Options . . . . . . . .
Shares of Class A Common Stock converted to Class B
  Common Stock pursuant to charter provisions. . . . . .      (48)     (48)       (15)                   48         15
Cash dividends:
   Class A ($.69 per share). . . . . . . . . . . . . . .
   Class B ($.70 per share). . . . . . . . . . . . . . .


Amounts at June 30, 1992 . . . . . . . . . . . . . . . .   10,529    7,387     $2,309     30,000     14,125     $4,414
Net income for the year. . . . . . . . . . . . . . . . .
Shares of Class A Common Stock converted to Class B
  Common Stock pursuant to charter provisions. . . . . .       (6)      (6)        (2)                    6          2
Treasury stock acquired-net. . . . . . . . . . . . . . .
Cash dividends:
   Class A ($.77 per share). . . . . . . . . . . . . . .
   Class B ($.78 per share). . . . . . . . . . . . . . .


Amounts at June 30, 1993 . . . . . . . . . . . . . . . .   10,523    7,381     $2,307     30,000     14,131     $4,416
Net income for the year. . . . . . . . . . . . . . . . .
Shares of Class A Common Stock converted to Class B
  Common Stock pursuant to charter provisions. . . . . .      (19)     (19)        (6)                   19          6
Treasury stock acquired-net. . . . . . . . . . . . . . .
Cash dividends:
   Class A ($.83 per share). . . . . . . . . . . . . . .
   Class B ($.84 per share). . . . . . . . . . . . . . .


Amounts at June 30, 1994 . . . . . . . . . . . . . . . .   10,504    7,362     $2,301     30,000     14,150     $4,422

                                                         Additional
                                                           Paid-In       Retained        Treasury Stock
                                                           Capital       Earnings      Shares      Amount
Amounts at June 30, 1991 . . . . . . . . . . . . . . .        ---        $293,827       (367)      $(7,084)
Net income for the year. . . . . . . . . . . . . . . .                     38,628
Exercise of Class B Common Stock Options . . . . . . .        791                         87         1,162
Shares of Class A Common Stock converted to Class B
  Common Stock pursuant to charter provisions. . . . .
Cash dividends:
   Class A ($.69 per share). . . . . . . . . . . . . .                     (5,101)
   Class B ($.70 per share). . . . . . . . . . . . . .                     (9,644)


Amounts at June 30, 1992 . . . . . . . . . . . . . . .       $791        $317,710       (280)      $(5,922)
Net income for the year. . . . . . . . . . . . . . . .                     30,583
Shares of Class A Common Stock converted to Class B
  Common Stock pursuant to charter provisions. . . . .
Treasury stock acquired-net. . . . . . . . . . . . . .                                   (58)       (1,441)
Cash dividends:
   Class A ($.77 per share). . . . . . . . . . . . . .                     (5,684)
   Class B ($.78 per share). . . . . . . . . . . . . .                    (10,770)


Amounts at June 30, 1993 . . . . . . . . . . . . . . .       $791        $331,839       (338)      $(7,363)
Net income for the year. . . . . . . . . . . . . . . .                     36,169
Shares of Class A Common Stock converted to Class B
  Common Stock pursuant to charter provisions. . . . .
Treasury stock acquired-net. . . . . . . . . . . . . .                                   (12)         (339)
Cash dividends:
   Class A ($.83 per share). . . . . . . . . . . . . .                     (6,114)
   Class B ($.84 per share). . . . . . . . . . . . . .                    (11,590)


Amounts at June 30, 1994 . . . . . . . . . . . . . . .       $791        $350,304       (350)      $(7,702)
See Notes to Consolidated Financial Statements

                         KIMBALL INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation: The consolidated financial statements include the accounts of all domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

On January 23, 1992, the Company acquired certain assets and assumed certain liabilities of Harpers, a manufacturer of metal office furniture. The acquisition was accounted for as a purchase and, accordingly, operating results of Harpers have been included in the Company's Consolidated Statement of Income since acquisition.

Cash, Cash Equivalents and Short-Term Investments: For purposes of the Consolidated Statement of Cash Flows, cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the time of acquisition. Short-term investments are cash investments, primarily U.S. Government securities, municipal bonds, and limited partnership interests in hedged debt and equity securities, with maturities exceeding three months at the time of acquisition. At June 30, 1994, approximately 31% of the short-term investment portfolio was composed of limited partnership interests in hedged debt and equity securities. The portfolio strategy is to remain "market-neutral" with the intent of earning rates of return in excess of current treasury rates without taking on significantly higher degrees of risk. The Company is in the process of liquidating its investment in the limited partnership interests of hedged debt and equity securities. Other-net in the Consolidated Statement of Income included net investment income on this portfolio totaling $495,000 in 1994, $3,341,000 in 1993 and $1,763,000 in 1992.

Foreign Currency Translation: Foreign financial statements (except for Mexico, whose functional currency is the U.S. Dollar) are translated under the provisions of the Financial Accounting Standards Board Statement No. 52, whereby foreign balance sheet accounts are translated at the exchange rate in effect at year-end, income accounts are translated at the average rate of exchange during the year, and translation gains and losses are excluded from net income by being recorded as a component of share owners' equity (foreign currency translation adjustment). This component of share owners' equity reflects the cumulative effect of the translation adjustments which are excluded from net income. Financial statements of Mexican operations are translated into U.S. Dollars using both the current and historical exchange rates, with translation gains and losses included in net income. The Consolidated Statement of Income includes a net foreign exchange loss on transactions of $103,000 in 1994, a loss of $260,000 in 1993 and a gain of $164,000 in 1992.

Inventory Pricing: Inventories are stated at cost or market, whichever is lower. Cost includes material, labor and applicable manufacturing overhead and is determined using the last-in, first-out (LIFO) method for the majority of domestic inventories and the first-in, first-out (FIFO) method for the remaining inventories.

Property, Equipment and Depreciation: Property and equipment are stated at cost. Depreciation is provided over the estimated useful life of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance, repairs and minor renewals and betterments are expensed; major improvements are capitalized.

Capitalized Software: Purchased software and related consulting fees are capitalized at cost and amortized over the useful life of the software using the straight-line method for both financial reporting and income tax purposes. Useful lives range from 2 to 7 years. Capitalized software, net of related accumulated amortization, amounted to $7,204,000 in 1994 and $965,000 in 1993, and is included in Other Assets.

Medical Care and Disability Benefit Plans: The Company is self-insured with respect to certain medical care and disability benefit plans for substantially all employees. The costs for such plans are charged against earnings in the year incurred. The Company does not provide benefits under these plans to retired employees.

Research and Development Costs: The costs of research and development are expensed as incurred. These expenses were approximately, in millions, $8.6 in 1994, $5.9 in 1993 and $3.5 in 1992.

Income Taxes: Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Under the new rules, deferred taxes are required to be stated at a net realizable value using current statutory tax rates. The cumulative effect of adopting FASB Statement No. 109 increased net income by $1.2 million in 1994. This cumulative effect is included in 1994 Taxes on Income.

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Earnings Per Share: Earnings per share are based on the average number of shares outstanding and are computed using the two-class common stock method because of the dividend preference of Class B Common Stock. In the years ended June 30, 1994 and 1992, outstanding stock options, if exercised, would not have had a material dilutive effect on earnings per share. There were no stock options outstanding during the year ended June 30, 1993.

Off-Balance Sheet Risk: The Company engages in several types of financing arrangements with customers, primarily certain guarantees, and also has credit risks in certain industries. However, the amount of such risks, in dollar terms, is not considered to be significant.


NOTE 2.  RESTRUCTURING CHARGE:

The Company's 1993 net income included a $2,850,000 charge, or $.13 per share, to restructure the Company's piano operations in England and Austria. The restructuring charge in England included provisions for workforce reductions, the write-down of certain inventory and equipment to net realizable value and the reorganization of certain production lines as the subsidiary shifted its industry focus from piano components to office furniture, kitchen cabinet doors, accessory and trim parts for kitchens and baths, and furniture components. The restructuring charge in Austria included provisions for workforce reductions, the write-down of certain inventory to net realizable value, production realignment and other associated restructuring costs in response to what the Company believed to be a permanent downward shift in the piano industry markets.


NOTE 3.  INVENTORIES:

The majority of domestic inventories are valued using the lower of last-in, first-out (LIFO) cost or market method. The remaining inventories, valued using the lower of first-in, first-out (FIFO) cost or market method, represent approximately 43% of consolidated inventories at June 30, 1994, 48% at June 30, 1993 and 31% at June 30, 1992.

Had the FIFO method been used for all inventories, net income would have been, in millions, $1.2 higher in 1994, $1.0 higher in 1993, and $.03 lower in 1992. Additionally, inventories would have been, in millions, $19.6, $17.5 and $15.8 higher at June 30, 1994, 1993 and 1992, respectively, if the FIFO method had been used.

Inventory components at June 30 are as follows:
(Amounts in Thousands)

                                               1994        1993         1992
Finished products. . . . . . . . . . . . .   $23,780      $23,513     $22,450
Work-in-process. . . . . . . . . . . . . .    14,603       17,527      15,460
Raw materials. . . . . . . . . . . . . . .    42,700       43,626      35,002
     Total inventory . . . . . . . . . . .   $81,083      $84,666     $72,912

NOTE 4.  PROPERTY AND EQUIPMENT:

Major classes of property and equipment consist of the following:
(Amounts in Thousands)

                                               1994             1993
Land . . . . . . . . . . . . . . . . . . .   $  5,501         $  4,150
Buildings and improvements . . . . . . . .    119,544          117,877
Machinery and equipment. . . . . . . . . .    224,792          211,550
Construction-in-progress . . . . . . . . .     26,433            3,242
  Totals . . . . . . . . . . . . . . . . .    376,270          336,819
     Less:  Accumulated depreciation . . .    205,027          184,458
  Net property and equipment . . . . . . .   $171,243         $152,361

Construction-in-progress at June 30, 1994, includes $24 million of expenditures on a new plant facility which was substantially complete at June 30, 1994.

The useful lives, based on the Company's estimate of the service life of the classes of property, used in computing depreciation are as follows:

                                                     Years
Buildings and improvements . . . . . . . .          5 to 40
Machinery and equipment. . . . . . . . . .          3 to 15
Automotive equipment . . . . . . . . . . .          3 to 5
Office equipment . . . . . . . . . . . . .          3 to 10
Leasehold improvements . . . . . . . . . .          Life of Lease


Depreciation and amortization of property and equipment totaled, in millions, $26.9 for 1994, $26.2 for 1993 and $24.9 for 1992. Imputed interest costs, related to the financing of certain construction projects, of $345,000, $112,000 and $84,000 were capitalized during 1994, 1993 and 1992, respectively.


NOTE 5. COMMITMENTS - LEASES:

Operating leases for certain office, showroom, warehouse and manufacturing facilities, and equipment, which expire 1995-2012, contain provisions under which minimum annual lease payments are, in millions, $3.9, $2.4, $2.0, $1.7 and $1.3 for the five years ended June 30, 1999, respectively, and aggregate $8.8 million from 2000 to the expiration of the leases in 2012. The Company is obligated under certain of the real estate leases to maintain the properties and pay real estate taxes.

Total rental expenses (including rental expenses in prior years associated with leases from the retirement trust - see Note 17) amounted to, in millions, $9.5, $9.9 and $8.5 in 1994, 1993 and 1992, respectively.


NOTE 6.  LONG-TERM DEBT:

Long-Term Debt includes capitalized lease obligations expiring in fiscal year 1995. These capitalized lease obligations relate to certain plant facilities constructed or purchased with the proceeds from the sale of Industrial Revenue Bonds and subsequently leased to the Company. The remaining long-term debt consists of foreign borrowings. Aggregate maturities of long-term debt for the next five years are $1,196,000, $377,000, $277,000, $157,000 and $0, respectively. Interest rates range from 6% to 9.125%. Based upon borrowing rates currently available to the Company, the fair value of the Company's debt approximates the carrying value.

NOTE 7.  RETIREMENT PLAN:

The Company has one trusteed defined contribution Retirement Plan in effect for substantially all domestic employees meeting the eligibility requirements. Company contributions are based on a percent of net income as defined in the plan; the percent of contribution is determined by the Board of Directors up to specific maximum limits. Payments by the Company to the trusteed plan are vested and held for the sole benefit of participants. Total contributions to the Retirement Plan for 1994, 1993 and 1992 were approximately, in millions, $9.0, $7.5 and $7.1, respectively.

Employees of certain foreign subsidiaries are covered by local pension or retirement plans. Annual expense and accumulated benefits of these foreign plans are not significant to the consolidated financial statements.


NOTE 8.  INCENTIVE STOCK OPTIONS:

On August 11, 1987, the Board of Directors adopted the 1987 Stock Incentive Program (1987 plan), which was approved by the Company's Share Owners on October 13, 1987. Under this plan, 1,800,000 shares of Class B Common Stock are reserved for incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, and performance share awards to be granted to officers and other key employees of the Company and to members of the Board of Directors who are not employees. Approximately 109 employees are eligible to participate in the 1987 plan.

Transactions during 1994 are as follows:

                                               Number         Per Share
                                              of Shares      Option Price
Options outstanding June 30, 1993. . . . . .        ---           ---
Granted. . . . . . . . . . . . . . . . . . .    106,650        $29.60
Exercised. . . . . . . . . . . . . . . . . .        ---           ---
Expired. . . . . . . . . . . . . . . . . . .       (550)       $29.60
Options outstanding June 30, 1994. . . . . .    106,100        $29.60
Shares available for option June 30, 1994. .  1,712,848


NOTE 9.  INCOME TAXES:

As stated in Note 1, the Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, effective July 1, 1993. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation reserve is provided for deferred tax assets relating to foreign net operating losses, due to uncertainty surrounding the utilization of these deferred tax assets.

The components of the deferred tax assets and liabilities as of June 30, 1994, are as follows:
(Amounts in Thousands)

Deferred tax assets:
Accounts receivable. . . . . . . .  $1,688
Inventory. . . . . . . . . . . . .   1,910
Other liabilities and reserves . .   3,701
Foreign net operating losses . . .   5,785
  Valuation reserve. . . . . . . .  (5,785)
Other. . . . . . . . . . . . . . .   3,086
    Total. . . . . . . . . . . . . $10,385

Deferred tax liabilities:
Property & equipment . . . . . . . $12,959
Other assets . . . . . . . . . . .   1,407
Other. . . . . . . . . . . . . . .     416

    Total. . . . . . . . . . . . . $14,782

The components of income before taxes on income are as follows:
(Amounts in Thousands)

                                                             Year Ended June 30

                                                       1994         1993         1992
United States . . . . . . . . . . . . . . . . . .     $64,532      $63,185      $61,715
Foreign . . . . . . . . . . . . . . . . . . . . .      (5,113)      (9,863)      (1,001)
     Total income before taxes. . . . . . . . . .     $59,419      $53,322      $60,714

Taxes on income are composed of the following items:
(Amounts in Thousands)
                                                       1994          1993         1992
Currently payable:
     Federal. . . . . . . . . . . . . . . . . . .     $22,500      $19,351      $19,160
     Foreign. . . . . . . . . . . . . . . . . . .         ---          ---         (223)
     State. . . . . . . . . . . . . . . . . . . .       3,846        3,623        3,893
                                                       26,346       22,974       22,830

Deferred:
     Federal. . . . . . . . . . . . . . . . . . .      (2,734)         (25)        (882)
     Foreign. . . . . . . . . . . . . . . . . . .           7         (248)         258
     State. . . . . . . . . . . . . . . . . . . .        (369)          38         (120)
                                                       (3,096)        (235)        (744)
        Total taxes on income . . . . . . . . . .     $23,250      $22,739      $22,086

A reconciliation of the statutory U.S. income tax rate to the Company's effective income tax rate follows:

                                                                                      Year Ended June 30
(Amounts in Thousands)                                                     1994               1993                1992
                                                                     Amount      %      Amount      %       Amount       %
Taxes computed at statutory rate . . . . . . . . . . . . . . . . .  $20,797    35.0%   $18,130    34.0%    $20,643     34.0%
State income taxes, net of Federal income tax benefit  . . . . . .    2,500     4.2      2,416     4.5       2,490      4.1
Tax benefit-U.K. Reorganization. . . . . . . . . . . . . . . . . .      ---     ---        ---     ---      (1,044)    (1.7)
Foreign operating losses-limited tax benefit currently available .    1,796     3.0      3,105     5.8         128       .2
Adoption of FASB No. 109 . . . . . . . . . . . . . . . . . . . . .   (1,200)   (2.0)       ---     ---         ---      ---
Other-net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (643)   (1.1)      (912)   (1.7)       (131)     (.2)
     Total taxes on income . . . . . . . . . . . . . . . . . . . .  $23,250    39.1%   $22,739    42.6%    $22,086     36.4%


NOTE 10.  SHORT-TERM LINES OF CREDIT:

The Company obtains short-term funds under lines of credit extended by several principal banks, at negotiated rates. Additional information for the years ended June 30, 1994, 1993 and 1992 is as follows:

(Amounts in Thousands)                                                       1994       1993       1992
Available unused short-term lines of credit at June 30 . . . . . . . . . .   $5,119     $5,559     $6,824
Maximum short-term borrowings outstanding during the year. . . . . . . . .   $3,499     $8,740     $7,462
Average short-term borrowings outstanding during the year. . . . . . . . .   $1,823     $5,117     $6,364
Weighted average interest rate on short-term borrowings during the year. .      6.6%       9.4%       9.4%
Average interest rate on borrowings outstanding at June 30 . . . . . . . .      5.4%       7.8%       9.8%
Compensating balances on deposit at June 30. . . . . . . . . . . . . . . .      ---        ---     $  250

The Company maintained a compensating balance of 5% of its domestic bank lines of credit at June 30, 1992.

NOTE 11.  COMMON STOCK:

Shares of Class B Common Stock are entitled to dividends, out of funds legally available therefore, in each calendar year in which dividends are paid on the Company's Class A Common Stock, at a differential of $.01 per share, each calendar year more than the dividends paid in such a year on Class A Common Stock. The owners of both Class A and Class B Common Stock are entitled to share pro-rata, irrespective of class, in the distribution of the Company's available assets upon dissolution.

Owners of Class B Common Stock are entitled to elect, as a class, one member of the Company's Board of Directors. In addition, owners of Class B Common Stock are entitled to full voting powers, as a class, with respect to any consolidation, merger, sale, lease, exchange, mortgage, pledge, or other disposition of all or substantially all of the Company's fixed assets, or dissolution of the Company. Otherwise, except as provided by statute with respect to certain amendments to the Articles of Incorporation, the owners of Class B Common Stock have no voting rights, and the entire voting power is vested in the Class A Common Stock, which has one vote per share.

The owner of a share of Class A Common Stock may, at their option, at any time, convert such share into one share of Class B Common Stock. All Class A Common Stock surrended for conversion will be cancelled and retired permanently.

If cash dividends are not paid on shares of the Company's Common Stock for a period of thirty-six consecutive months, or if at any time the total number of shares of Class A Common Stock issued and outstanding is less than 15% of the total number of issued and outstanding shares of both Class A and Class B Common Stock, then all shares of Class B Common Stock shall automatically have the same rights and privileges as the Class A Common Stock, with full and equal voting rights and with equal rights to receive dividends as and if declared by the Board of Directors.


NOTE 12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Quarterly financial information is summarized as follows:
(Amounts in Thousands Except for Per Share Data)

                                                                Three Months Ended
                                           September 30     December 31     March 31       June 30
1994:
 Net Sales. . . . . . . . . . . . . . . .   $197,882         $205,804      $208,576       $210,222
 Gross Profit . . . . . . . . . . . . . .   $ 57,135         $ 56,611      $ 58,905       $ 60,984
 Net Income . . . . . . . . . . . . . . .   $ 10,280         $  8,404      $  8,681       $  8,804
 Net Income Per Share of Common Stock:
  Class A . . . . . . . . . . . . . . . .       $.48             $.40          $.41           $.41
  Class B . . . . . . . . . . . . . . . .       $.48             $.40          $.42           $.41
1993:
 Net Sales. . . . . . . . . . . . . . . .   $171,191         $175,825      $181,715       $193,669
 Gross Profit . . . . . . . . . . . . . .   $ 50,610         $ 50,949      $ 52,594       $ 55,466
 Net Income . . . . . . . . . . . . . . .   $  7,320         $  4,742      $  9,033       $  9,488
 Net Income Per Share of Common Stock:
  Class A . . . . . . . . . . . . . . . .       $.34             $.23          $.42           $.45
  Class B . . . . . . . . . . . . . . . .       $.34             $.23          $.43           $.45

1992:
 Net Sales. . . . . . . . . . . . . . . .   $138,560         $148,224      $162,524       $167,993
 Gross Profit . . . . . . . . . . . . . .   $ 42,651         $ 44,651      $ 50,413       $ 57,023
 Net Income . . . . . . . . . . . . . . .   $  9,171         $  8,136      $  8,892       $ 12,429
 Net Income Per Share of Common Stock:
  Class A . . . . . . . . . . . . . . . .       $.43             $.39          $.41           $.59
  Class B . . . . . . . . . . . . . . . .       $.43             $.39          $.42           $.59

Net income in the first quarter of 1994 was increased by $1,200,000, or $.05 per share, due to the Company's adoption of FASB Statement No. 109, Accounting for Income Taxes.

Net income in the second quarter of 1993 includes a restructuring charge of $2,850,000, or $.13 per share, relating to the restructuring of the Company's piano operations in Europe.

Net income in the fourth quarter of 1993 was reduced by $911,000, or $.04 per share, relating to the Company's year-end inventory valuation, in part due to the inflationary impact of LIFO costs being higher at year-end than had been forecast during interim periods.

Net income in the first quarter of 1992 includes a nonoperating gain of $1,228,000, or $.06 per share, relating to insurance proceeds from an accidental fire that destroyed the Chandler Veneers plant.

Net income in the fourth quarter of 1992 was improved $647,000, or $.03 per share, due to a downward adjustment of the LIFO inventory reserve. The adjustment resulted from inventory quantities and cost at year-end being lower than was forecast. In addition, net income in the fourth quarter of 1992 was also improved $401,000, or $.02 per share, due to an inventory adjustment resulting, in part, from certain LIFO cost estimates used to charge costs out of inventory being higher than actual costs.


NOTE 13.  SHORT-TERM INVESTMENTS:

These accounts are summarized as follows:

(Amounts in Thousands)                                1994                         1993
                                           Fair Value   Amortized Cost   Fair Value   Amortized Cost
Debt Securities:
  Held-to-Maturity Securities:
   U.S. Treasury Notes. . . . . . . . . .   $ 35,053       $ 35,149      $ 50,895       $ 50,703
   Tax Advantaged Municipal Bonds . . . .     15,282         15,186        17,479         17,368
   Other Securities . . . . . . . . . . .      1,986          2,001           110            110
  Total Held-to-Maturity Securities . . .     52,321         52,336        68,484         68,181
Other Investments . . . . . . . . . . . .     24,158         24,158        34,416         34,416
Total Investments . . . . . . . . . . . .   $ 76,479       $ 76,494      $102,900       $102,597

Effective June 30, 1994, the Company adopted Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under the new rules, the Company's debt securities are classified as held-to-maturity securities. The Company's Other Investments consist of investments in limited partnership interests in hedged debt and equity securities. The new accounting rules are consistent with the Company's prevailing accounting policy and, consequently, do not effect the Company's current earnings, financial position, or cash flow.

The Company has the positive intent and financial ability to hold all securities classified as held-to-maturity until their contractual maturity dates.
Discounts and premiums are amortized over the life of the security. Unrealized holding gains and (losses) were $113,000 and $(128,000) at June 30, 1994, and $318,000 and $(15,000) at June 30, 1993, respectively. Fair values are estimated based upon the quoted market values of those, or similar instruments. All held-to-maturity securities mature within a period of 0-14 months.


NOTE 14.  ACCRUED EXPENSES:

Accrued expenses at June 30 consist of:
(Amounts in Thousands)

                                             1994           1993
Income taxes . . . . . . . . . . . . . .   $  2,673       $  1,468
Property taxes . . . . . . . . . . . . .      5,944          5,185
Compensation . . . . . . . . . . . . . .     23,797         18,113
Retirement plan. . . . . . . . . . . . .      9,036          7,515
Other expenses . . . . . . . . . . . . .     20,340         19,562
 Total accrued expenses. . . . . . . . .   $ 61,790       $ 51,843

NOTE 15.  BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION:

The Company has three business segments which are as follows:

Furniture and Cabinets: Sales include office, lodging and home furniture; television and stereo cabinets; pianos and piano cases, keys and actions; and other miscellaneous products. Intersegment sales are insignificant.

Electronic Contract Assemblies: Sales include electronic and electro-mechanical products (electronic assemblies) manufactured on a contract basis to customers' specifications. There are no intersegment sales.

Processed Wood Products and Other: Processed Wood Products include the sales of lumber, lumber banded particleboard, dimension lumber, plywood, veneer, and other sales. "Other" sales include plastic components, carbide cutting tools and related services on cutting tools, fleet and automotive services, and other miscellaneous products and services, totaling approximately 22% in 1994, 21% in 1993, and 25% in 1992, of the total customer sales of this segment.
Intersegment sales include these same basic wood products, assembled components and miscellaneous products, which are used in the final production of pianos, cabinets, office, home, hospitality and healthcare furniture; thus, intersegment sales consist of sales to the Furniture and Cabinets segment.

Total United States sales by geographic area includes export sales of, in millions, $18.4 in 1994, $18.2 in 1993, and $17.1 in 1992. Included in the
Electronic Contract Assemblies segment are sales to three customers which account for 22%, 21% and 18% of consolidated net sales in 1994, 1993 and 1992, respectively. One customer accounts for 11.9% of consolidated net sales in 1994, 12.4% in 1993, and 10.8% in 1992. Foreign customer sales are generally to European customers. The eliminations from operating income are various transactions including intercompany profit in inventories. Identifiable assets eliminated generally consist of intercompany profit in inventories and intercompany accounts receivable.

Intersegment sales are generally priced at cost plus a percentage mark-up, and are generally thought to be marginally less than prices which would be charged for the same product to unaffiliated customers.

Business Segment

(Amounts in Thousands)                                                Year Ended June 30
                                                   1994                     1993                      1992
                                           Customers Intersegment   Customers Intersegment   Customers   Intersegment
Net Sales:
 Furniture and Cabinets. . . . . . . . .   $548,767  $    501       $477,558  $   524       $424,840     $    781
 Electronic Contract Assemblies. . . . .    204,149       ---        180,464      ---        132,507          ---
 Processed Wood Products and Other . . .     69,568    52,354         64,378   44,656         59,954       41,629
 Totals. . . . . . . . . . . . . . . . .   $822,484  $ 52,855       $722,400  $45,180       $617,301     $ 42,410


(Amounts in Thousands)                                     Year Ended June 30
                                                      1994         1993       1992
Net Income:
 Operating Income:
  Furniture and Cabinets . . . . . . . . . . . . .  $ 35,842    $ 25,838    $ 36,279
  Electronic Contract Assemblies . . . . . . . . .    13,638      14,830       7,119
  Processed Wood Products and Other. . . . . . . .     7,727       5,898       5,903
  Eliminations . . . . . . . . . . . . . . . . . .         0          11        (161)
   Total Operating Income. . . . . . . . . . . . .    57,207      46,577      49,140
 Net Interest Income . . . . . . . . . . . . . . .     2,038       3,037       6,155
 Other Income (Expense)-Net. . . . . . . . . . . .       174       3,708       5,419
 Income Before Taxes on Income . . . . . . . . . .    59,419      53,322      60,714
 Taxes on Income . . . . . . . . . . . . . . . . .    23,250      22,739      22,086
  Net Income . . . . . . . . . . . . . . . . . . .  $ 36,169    $ 30,583    $ 38,628

Identifiable Assets:
 Furniture and Cabinets. . . . . . . . . . . . . .  $262,359    $241,845    $227,051
 Electronic Contract Assemblies. . . . . . . . . .    79,313      65,545      45,094
 Processed Wood Products and Other . . . . . . . .    42,826      42,092      40,895
 Eliminations. . . . . . . . . . . . . . . . . . .    (5,031)     (3,999)     (8,745)
   Totals. . . . . . . . . . . . . . . . . . . . .   379,467     345,483     304,295



Unallocated Corporate Assets:
 Cash, Cash Equivalents and Short-Term Investments    91,946     107,222     117,728
 Total Assets. . . . . . . . . . . . . . . . . . .  $471,413    $452,705    $422,023


Business Segment
(Amounts in Thousands)                      1994                       1993                      1992
                                 Depreciation               Depreciation              Depreciation
                                     and         Capital         and       Capital        and         Capital
                                Amortization  Expenditures  Amortization Expenditures  Amortization  Expenditures

Furniture and Cabinets . . . . . . $ 19,450    $ 36,167      $ 19,220      $24,540      $ 17,488       $28,057
Electronic Contract Assemblies . .    4,954       7,092         3,566        8,577         3,159         3,438
Processed Wood Products and Other.    4,322       3,348         4,542        3,866         4,635         2,270

Geographic Area
(Amounts in Thousands)
                                                                        Year Ended June 30

                                                               1994           1993          1992
Net Sales:
 United States . . . . . . . . . . . . . . . . . . . . . . . $802,117       $702,279      $591,681
 Foreign . . . . . . . . . . . . . . . . . . . . . . . . . .   22,371         23,193        30,579
 Eliminations. . . . . . . . . . . . . . . . . . . . . . . .   (2,004)        (3,072)       (4,959)
 Totals. . . . . . . . . . . . . . . . . . . . . . . . . . . $822,484       $722,400      $617,301

Net Income:
 Operating Income:
 United States . . . . . . . . . . . . . . . . . . . . . . . $ 62,236       $ 54,920      $ 49,764
 Foreign . . . . . . . . . . . . . . . . . . . . . . . . . .   (5,424)        (9,190)         (378)
 Eliminations. . . . . . . . . . . . . . . . . . . . . . . .      395            847          (246)
 Total Operating Income. . . . . . . . . . . . . . . . . . .   57,207         46,577        49,140
 Net Interest Income . . . . . . . . . . . . . . . . . . . .    2,038          3,037         6,155
 Other Income (Expense)-Net. . . . . . . . . . . . . . . . .      174          3,708         5,419
 Income Before Taxes on Income . . . . . . . . . . . . . . .   59,419         53,322        60,714
 Taxes on Income . . . . . . . . . . . . . . . . . . . . . .   23,250         22,739        22,086
 Net Income. . . . . . . . . . . . . . . . . . . . . . . . . $ 36,169       $ 30,583      $ 38,628

Identifiable Assets:
 United States . . . . . . . . . . . . . . . . . . . . . . . $372,440       $340,618      $286,509
 Foreign . . . . . . . . . . . . . . . . . . . . . . . . . .   22,149         26,750        30,791
 Eliminations. . . . . . . . . . . . . . . . . . . . . . . .  (15,122)       (21,885)      (13,005)
 Totals. . . . . . . . . . . . . . . . . . . . . . . . . . .  379,467        345,483       304,295

Unallocated Corporate Assets:
 Cash, Cash Equivalents and Short-Term Investments . . . . .   91,946        107,222       117,728
 Total Assets. . . . . . . . . . . . . . . . . . . . . . . . $471,413       $452,705      $422,023


NOTE 16.  SUPPLEMENTARY INCOME STATEMENT INFORMATION:

The following costs and expenses were charged against income during the three years ended June 30:
(Amounts in Thousands)

                                                                  1994      1993        1992
Maintenance and repairs. . . . . . . . . . . . . . . . . . . .  $10,906   $10,722    $ 9,251
Depreciation and amortization of property and equipment. . . .   26,919    26,205     24,902
Amortization of intangibles. . . . . . . . . . . . . . . . . .    1,807     1,123        380
Taxes other than those on income and payroll . . . . . . . . .    5,457     4,891      4,241
Advertising costs. . . . . . . . . . . . . . . . . . . . . . .    7,394     8,774      6,616
Research and development . . . . . . . . . . . . . . . . . . .    8,557     5,913      3,479
Rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9,502     9,917      8,540

NOTE 17.  AFFILIATED COMPANIES AND AFFILIATED DEPOSITORY:

The Habig family owns directly or shares voting power in excess of 50% of the Class A Common Stock of Kimball International, Inc. (See Note 11)

The Company maintains as a depository a bank; the majority of the stock of the bank holding company is owned by officers and directors of the Company and the Kimball International, Inc. Employee Retirement Trust. The bank renders services to the Company; the aggregate net annual expense of such services is not material in amount.

On June 30, 1993, the Company purchased from its Employee Retirement Trust four parcels of real estate which the Company had previously leased from the Trust. The purchase price of the four parcels totaled $7.7 million, which represented the market value of the real estate at the date of purchase based upon independent appraisals. The annual rental payments under the leases aggregated $795,000 in each of the years ended June 30, 1993 and 1992.




Item 9. -  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosures
    None

                                    PART III


Item 10. - Directors and Executive Officers of the Registrant

Directors
    The information called for by this item with respect to Directors is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of share owners to be held October 11, 1994 under the captions - "Election of Directors"; "Information Concerning the Board of Directors and Committees"; and "Compensation of Executive Officers".

Executive Officers of the Registrant
    The information called for by this item with respect to Executive Officers of the Registrant is included at the end of Part I and is incorporated herein by reference.

Item 11. - Executive Compensation
    The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of share owners to be held October 11, 1994 under the caption "Compensation of Executive Officers".

Item 12. - Security Ownership of Certain Beneficial Owners and Management
    The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of share owners to be held October 11, 1994 under the caption "Share Ownership Information".

Item 13. - Certain Relationships and Related Transactions
    The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of share owners to be held October 11, 1994 under the caption "Compensation Committee Interlocks and Insider Participation".

                                    PART IV

Item 14. - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:
     1.  Financial Statements:
     The following consolidated financial statements of the Registrant are found in Item 8 and incorporated herein.

                                                                                   Page
Report of Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . .  26
Consolidated Statement of Financial Condition as of June 30, 1994 and 1993 . . . .  27
Consolidated Statement of Income for the Three Years Ended June 30, 1994 . . . . .  28
Consolidated Statement of Cash Flows for the Three Years Ended June 30, 1994 . . .  29
Consolidated Statement of Share Owners' Equity for the Three Years Ended
  June 30, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . 31-40

    2.  Financial Statement Schedules:

                                                                                       Page
   I.  Marketable Securities - Other Investments for the Year Ended June 30, 1994 . .   45
   V.  Property and Equipment for the Three Years Ended June 30, 1994 . . . . . . . .   46
  VI.  Accumulated Depreciation of Property and Equipment for the Three Years
         Ended June 30, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   47
VIII.  Valuation and Qualifying Accounts for the Three Years Ended June 30, 1994. . .   48

    Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

    3.  Exhibits
    See the Exhibit Index on page 49 for a list of the exhibits filed or incorporated herein as a part of this report.

(b) Reports on Form 8-K:
No reports on Form 8-K were filed during the fourth quarter of 1994.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              KIMBALL INTERNATIONAL, INC.


                              by Gary P. Critser
                               GARY P. CRITSER
                               Senior Executive Vice President, Chief Accounting Officer and Secretary
                               September 15, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                               James C. Thyen
                               JAMES C. THYEN
                               Senior Executive Vice President - Chief
                               Financial and Administrative Officer
                               and Treasurer
                               September 15, 1994


                               Douglas A. Habig
                               DOUGLAS A. HABIG
                               President and Chief Executive Officer
                               September 15, 1994


                               Gary P. Critser
                               GARY P. CRITSER
                               Senior Executive Vice President, Chief Accounting Officer and Secretary
                               September 15, 1994

            Signature                                     Signature



         THOMAS L. HABIG*                              DOUGLAS A. HABIG*
         Director                                      Director



         JOHN B. HABIG*                                JAMES C. THYEN*
         Director                                      Director



         JOHN T. THYEN*                                ANTHONY P. HABIG*
         Director                                      Director



         GARY P. CRITSER*                              BRIAN K. HABIG*
         Director                                      Director



         CHRISTINE M. VUJOVICH*                        JACK R. WENTWORTH*
         Director                                      Director



* The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date

September 15, 1994                                   Ronald J. Thyen
                                                        RONALD J. THYEN
                                                        Director



September 16, 1994                                   Leonard B. Marshall, Jr.
                                                        LEONARD B. MARSHALL, JR.
                                                        Director


                               Attorneys-In-Fact

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
Schedule I -- Marketable Securities - Other Investments
June 30, 1994

COLUMN A                          COLUMN B           COLUMN C          COLUMN D                 COLUMN E

                                                                                             Amount at which
                                                                                            each portfolio of
                               Number of shares                       Market Value           equity security
Name of Issuer                or units-principal                     of each Issue        issues and each other
and title                      amount of bonds       Cost of           at balance        security issues carried
of each issue                     and notes       each Issue (1)     sheet date (1)     in the balance sheet (1)
Cash Equivalents
U.S. Government Securities       $12,825,000       $12,825,000        $12,825,000              $12,825,000
Municipal Securities               3,900,000         3,900,000          3,970,452                3,900,000
Corporate Debt Securities          1,989,088         1,989,088          1,989,088                1,989,088
Bank Obligations                     996,416           996,416            996,416                  996,416
 Total                           $19,710,504       $19,710,504        $19,780,956              $19,710,504
Outstanding Disbursements                                                                       (4,258,892)

Total Cash & Cash Equivalents                                                                  $15,451,612

Short-Term Investments
U.S. Government Securities       $37,000,000       $37,649,219        $37,028,750              $37,139,639
Bank Obligations                     140,104           140,104            140,104                  140,104
Municipal Securities              14,905,000        16,090,793         15,281,640               15,186,363
Limited Partnership Interests in
 Hedged Debt & Equity Securities  24,028,044        24,028,044         24,028,044               24,028,044
Total Short Term Investments     $76,073,148       $77,908,160        $76,478,538              $76,494,150


   Grand Total                   $95,783,652       $97,618,664        $96,259,494              $91,945,762



(1) NOTE - No individual security exceeds two percent of total consolidated net assets.

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
Schedule V. -- Property and Equipment

COLUMN A                        COLUMN B      COLUMN C        COLUMN D     COLUMN E     COLUMN F       COLUMN G
                               Balance at   Current Year                                                Balance
                                Beginning      FASB 52        Additions                   Other         at End
DESCRIPTION                      of Year     Adjusts. (A)    at Cost (B) Retirements(B)  Changes      of Year (C)

YEAR ENDED JUNE 30, 1994:
 Property and Equipment:
  Land                        $  4,149,912   $   (6,003)    $ 1,357,370   $        47     $ ---      $  5,501,232
  Buildings & Improvements     117,876,698     (159,847)      2,303,670       476,623       ---       119,543,898
  Machinery & Equipment        211,550,108     (311,368)     19,959,680     6,406,124       ---       224,792,296
  Construction in Progress       3,242,101          ---      23,190,492           ---       ---        26,432,593

   Totals                     $336,818,819   $ (477,218)    $46,811,212   $ 6,882,794     $ ---      $376,270,019


YEAR ENDED JUNE 30, 1993:
 Property and Equipment:
  Land                        $  4,099,160   $  (15,248)    $    66,000   $       ---     $ ---      $  4,149,912
  Buildings & Improvements     107,391,042     (121,827)     10,847,952       240,469       ---       117,876,698
  Machinery & Equipment        202,205,331     (643,096)     29,245,547    19,257,674       ---       211,550,108
  Construction in Progress       2,586,979          ---         655,122           ---       ---         3,242,101

   Totals                     $316,282,512   $ (780,171)    $40,814,621   $19,498,143     $ ---      $336,818,819


YEAR ENDED JUNE 30, 1992:
 Property and Equipment:
  Land                        $  4,091,435   $   14,642     $       ---   $     6,917     $ ---      $  4,099,160
  Buildings & Improvements     105,979,239      272,048       1,830,599       690,844       ---       107,391,042
  Machinery & Equipment        180,861,585      581,061      30,398,040     9,635,355       ---       202,205,331
  Construction in Progress       1,406,366          ---       1,180,613           ---       ---         2,586,979

   Totals                     $292,338,625   $  867,751     $33,409,252   $10,333,116     $ ---      $316,282,512


(A) Adjustments for the differential in exchange rates between the beginning and end of the fiscal year for the Property and Equipment of certain international subsidiaries.

(B) Buildings and Improvements additions at cost in 1993 include $7,652,000 related to the Company's purchase of four parcels of real estate from its Employee Retirement Trust which the Company had previously leased from the Trust.

    Machinery and Equipment additions at cost in 1993 include expenditures to expand production capabilities in the Electronic Contract Assemblies Segment, primarily relating to additional surface mount technology capability, the purchase of a new mainframe computer and the purchase of a company plane. Both the mainframe computer and company plane purchase included the trade-in of existing equipment reflected in the retirement column at the original cost.

    Machinery and Equipment additions at cost in the year ended June 30, 1992, include the acquisition of Harpers.

(C) Construction in Progress at June 30, 1994, includes $24 million of expenditures on a new plant facility which was substantially complete at June 30, 1994.

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
Schedule VI. -- Accumulated Depreciation of Property and Equipment


COLUMN A                        COLUMN B        COLUMN C        COLUMN D      COLUMN E      COLUMN F   COLUMN G
                                                                Additions
                               Balance at      Current Year      Charged                               Balance
                                Beginning        FASB 52       to Cost and                   Other      at End
DESCRIPTION                      of Year      Adjusts. (A)       Expense     Retirements(B) Changes    of Year
 YEAR ENDED JUNE 30, 1994:
 Property and Equipment:
  Buildings & Improvements    $ 55,720,864     $ (71,720)      $ 5,558,047   $   698,116    $  ---   $ 60,509,075
  Machinery & Equipment        128,737,456      (210,185)       21,361,319     5,370,666       ---    144,517,924

   Totals                     $184,458,320     $(281,905)      $26,919,366   $ 6,068,782    $  ---   $205,026,999


YEAR ENDED JUNE 30, 1993:
 Property and Equipment:
  Buildings & Improvements    $ 50,723,694     $ (19,986)      $ 5,187,397   $   170,241    $  ---   $ 55,720,864
  Machinery & Equipment        123,254,837      (395,741)       21,016,815    15,138,455       ---    128,737,456

   Totals                     $173,978,531     $(415,727)      $26,204,212   $15,308,696    $  ---   $184,458,320


YEAR ENDED JUNE 30, 1992:
 Property and Equipment:
  Buildings & Improvements    $ 45,909,515     $ 126,553       $ 5,211,571   $   523,945    $  ---   $ 50,723,694
  Machinery & Equipment        110,671,941       385,826        19,690,433     7,493,363       ---    123,254,837

   Totals                     $156,581,456     $ 512,379       $24,902,004   $ 8,017,308    $  ---   $173,978,531


(A) Adjustments for the differential in exchange rates between the beginning and end of the fiscal year and the weighted average depreciation rates used in the income statement of certain international subsidiaries.

(B) Machinery and Equipment retirements in 1993 include the accumulated depreciation on a mainframe computer and company plane that were traded-in as part of the purchase of a new mainframe computer and company plane.

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
Schedule VIII. - Valuation and Qualifying Accounts


Column A                             Column B               Column C            Column D        Column E
                                                            Additions
                                                     Charged                    Accounts
                                    Balance at       to Costs       Charged   Written Off        Balance
                                     Beginning         and          to Other     Net of          at End
Description                           of Year        Expenses       Accounts   Recoveries        of Year
YEAR ENDED JUNE 30, 1994:
  Allowances for possible losses:
     Bad Debts                       $4,916,300      $   25,498        ---      $(905,854)     $4,035,944

  Valuation Allowance:
     **Deferred Tax Asset                   ---      $5,784,980        ---            ---      $5,784,980

YEAR ENDED JUNE 30, 1993:
  Allowances for possible losses:
      Bad Debts                      $4,550,132      $1,047,718        ---      $(681,550)     $4,916,300

YEAR ENDED JUNE 30, 1992:
  Allowances for possible losses:
      Bad Debts                      $4,663,819      $  471,624    $62,500*     $(647,811)     $4,550,132



 * Amount relates to the allowance for possible losses: bad debts assumed with the purchase of Harpers.

** The company adopted Financial Accounting Standards Board Statement No. 109,
   Accounting for Income Taxes, effective July 1, 1993. Upon adoption, a valuation allowance was provided to offset the increase in deferred tax assets, relating to foreign net operating losses, due to uncertainty surrounding the utilization of those deferred tax assets.

              KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES


                            INDEX OF EXHIBITS

                                                                     Sequential
                                                                    Page Numbers
 3(a)    Restated Articles of Incorporation of the Company.             50-56

 3(b)    Restated By-Laws of the Company.                               57-74

10(a)    Supplemental Bonus Plan.                                        75

10(b)    Employment Contract with Arnold F. Habig dated
         June 12, 1990. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1990.)

10(c) Agreement with Directors who are also employees of the Company concerning $25,000 payment to a named beneficiary upon death. (Incorporated by reference to the Company's
         Form 10-K for the year ended June 30, 1992.)

10(d) 1987 Stock Incentive Program. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1993.)

10(e) Amendments to 1987 Stock Incentive Program. (Incorporated by reference to the Company's Form 10-K for the year ended
         June 30, 1993.)

10(f) Form of Incentive Stock Option. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1993.)

10(g) Form of Nonqualified Stock Option. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1993.)

11       Computation of earnings per share.                             76-77

21       Significant subsidiaries of the Company.                        78

23       Consent of Independent Public Accountants.                      79

24       Power of Attorney.                                              80

27       Financial Data Schedule                                         81