Form 10-Q
period 1994-09-30
KIMBALL INTERNATIONAL INC
filed 1994-10-27
CIK 55772

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994

 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes   X  No___


The number of shares outstanding of the Registrant's common stock as of October 21, 1994 were:


   Class A Common Stock -  7,338,123 shares
   Class B Common Stock - 13,817,016 shares

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX





                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Statement of Financial Condition

          - September 30, 1994 (Unaudited), June 30, 1994
            and September 30, 1993 (Unaudited) . . . . . . . . . . . . .   3

          Consolidated Statement of Income (Unaudited)

          - Three Months Ended September 30, 1994 and 1993 . . . . . . .   4

          Consolidated Statement of Cash Flows (Unaudited)

          - Three Months Ended September 30, 1994 and 1993 . . . . . . .   5

          Notes To Consolidated Financial Statements (Unaudited) . . . .   6



  Item 2. Management's Discussion and Analysis Of
          Financial Condition and Results of Operations. . . . . . . . .  7-9


PART II   OTHER INFORMATION:


  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  10

          - Exhibit #11 - Computation of Earnings Per Share
             (Part I Exhibit)  . . . . . . . . . . . . . . . . . . . . .  11

          - Exhibit #15 - Letter re:  Unaudited Interim
            Financial Information
             (Part I Exhibit). . . . . . . . . . . . . . . . . . . . . .  12

          - Exhibit #27 - Financial Data Schedule
             (Part I Exhibit). . . . . . . . . . . . . . . . . . . . . .  13

          - Exhibit #99 - Report of Independent Public Accountants-
             Limited Review of Interim Financial Information
             (Part II Exhibit) . . . . . . . . . . . . . . . . . . . . .  14


                                     PART I.
                              FINANCIAL INFORMATION
                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                             (dollars in thousands)

                                                  (unaudited)               (unaudited)
                                                  September 30,  June 30,  September 30,
ASSETS                                                1994         1994         1993
CURRENT ASSETS:
  Cash and cash equivalents                         $  7,222     $ 15,452    $  2,769
Short-term investments at cost, estimated
    market value of $79,145, $76,479 and $88,800      79,389       76,494      88,552
Accounts and notes receivable, less allow-
    ance for possible losses of $3,788,
    $4,036 and $5,142                                 98,479       96,118      91,869
  Inventories                                         87,033       81,083      93,046
  Other                                               19,908       19,091      17,811
     Total Current Assets                            292,031      288,238     294,047

PROPERTY AND EQUIPMENT - at cost, less
  accumulated depreciation of $208,536,
  $205,027 and $190,340                              172,215      171,243     154,960

OTHER ASSETS                                          11,909       11,932      11,166
     Total Assets                                   $476,155     $471,413    $460,173

LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Loans payable to banks                            $  1,440     $  1,619    $  2,822
  Current maturities of long-term debt                 1,210        1,196       1,850
  Accounts payable                                    37,971       33,133      37,029
  Dividends payable                                    4,424        4,426       4,426
  Accrued expenses                                    57,223       61,790      57,606
     Total Current Liabilities                       102,268      102,164     103,733

OTHER LIABILITIES:
  Long-term debt, less current maturities              1,095          811       1,845
  Deferred income taxes and other                     17,675       17,486      16,457
     Total Other Liabilities                          18,770       18,297      18,302

SHARE OWNERS' EQUITY:
  Common stock                                         6,723        6,723       6,723
  Additional paid-in capital                             812          791         791
  Foreign currency translation adjustment              1,193          836         585
  Retained earnings                                  354,303      350,304     337,693
                                                     363,031      358,654     345,792
  Less:  Treasury stock, at cost                      (7,914)      (7,702)     (7,654)
     Total Share Owners' Equity                      355,117      350,952     338,138

       Total Liabilities and Share Owners' Equity   $476,155     $471,413    $460,173

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 (dollars in thousands except per share amounts)



                                                           (unaudited)
                                                       Three Months Ended
                                                           September 30,
                                                        1994          1993

Net Sales                                             $209,411      $197,882

Cost of Sales                                          150,553       140,747

Gross Profit                                            58,858        57,135

Selling, Administrative and General Expenses            45,015        42,496


Operating Income                                        13,843        14,639

Other Income (Expense):
  Interest Expense                                         (45)         (141)
  Interest Income                                        1,076           583
  Other - net                                             (359)          888

                                                           672         1,330

Income Before Taxes on Income                           14,515        15,969

Taxes on Income                                          6,092         5,689

Net Income                                            $  8,423      $ 10,280

Earnings Per Share of Common Stock:

  Net Income:

     Class A Common Stock                                 $.40          $.48
     Class B Common Stock                                 $.40          $.48

Dividends Per Share of Common Stock:

     Class A Common Stock                                 $.20 3/4      $.20 3/4
     Class B Common Stock                                 $.21          $.21

Average total number of shares outstanding
  Class A and B Common Stock                          21,157,497    21,167,955

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)



                                                                       (unaudited)
                                                                    Three Months Ended
                                                                       September 30,
                                                                      1994      1993
Cash Flows From Operating Activities:
  Net income                                                        $ 8,423    $10,280
  Non-cash charges (credits) to net income:
     Depreciation and amortization                                    7,560      7,005
     Gain on sales of assets                                             (7)      (249)
     Deferred income tax provision                                       12     (1,216)
     Other deferred charges                                             621        ---
  Increase in current assets:
     Accounts and notes receivable                                   (2,361)    (4,246)
     Inventories                                                     (5,950)    (8,380)
     Other current assets                                            (1,015)      (218)
  Increase (Decrease) in current liabilities:
     Accounts payable                                                 4,838     (4,689)
     Accrued expenses                                                (5,040)     4,330
          Net Cash Provided By Operating Activities                   7,081      2,617

Cash Flows From Investment Activities:
  Capital Expenditures                                               (7,609)    (9,267)
  Proceeds from sales of assets                                         216        277
  Increase in other assets                                             (355)    (3,262)
  Purchases of short-term investments                               (43,842)    (2,415)
  Maturities of short-term investments                               40,947     16,460
          Net Cash (Used For) Provided by Investment Activities     (10,643)     1,793

Cash Flows From Financing Activities:
  Decrease in short-term borrowings                                    (179)      (657)
  Decrease in long-term debt                                            (73)      (124)
  Dividends paid                                                     (4,426)    (4,428)
  Acquisition of Treasury Stock                                        (245)      (291)
  Other - net                                                           231       (750)
          Net Cash Used For Financing Activities                     (4,692)    (6,250)

Effect of Exchange Rate Change on
  Cash and Cash Equivalents                                              24        (16)
Net Decrease in Cash and Cash Equivalents                            (8,230)    (1,856)
Cash and Cash Equivalents-Beginning of Period                        15,452      4,625
Cash and Cash Equivalents-End of Period                             $ 7,222    $ 2,769

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income Taxes                                                   $ 1,788    $   364
     Interest                                                       $    85    $   116

Total Cash, Cash Equivalents and
  Short-Term Investments:

     Cash and cash equivalents                                      $ 7,222    $ 2,769
     Short-term investments                                          79,389     88,552

          Totals                                                    $86,611    $91,321

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

(2)  Inventories consist of:  (in thousands)

                      September 30,      June 30,   September 30,
                          1994             1994         1993

      Raw Materials      $41,597         $42,700       $48,240
      Work-in-Process     14,225          14,603        19,381
      Finished Goods      31,211          23,780        25,425
         Total           $87,033         $81,083       $93,046

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

(4) The Company adopted FASB Statement No. 109, Accounting for Income Taxes, during the prior year's first quarter ended September 30, 1993. The impact of adopting the statement was $1,200,000 of income, or 5 cents per share and was included in Taxes on Income. See Management's Discussion and Analysis for additional discussion.

(5) Arthur Andersen LLP, independent public accountants, performed a limited review of the consolidated financial statements for the three month period ended September 30, 1994, as indicated in the report on the limited review attached as an Exhibit. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                             MANAGEMENT'S DISCUSSION
                                       AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

First quarter sales increased 6% when compared to the previous year's first quarter, as sales in each of the Company's three business segments (Furniture and Cabinets, Electronic Contract Assemblies, and Processed Wood Products and Other) exceeded the prior year. Net income for the quarter decreased 7% from the prior year's first quarter, after excluding the one-time impact of adopting FASB Statement No. 109, Accounting for Income Taxes, in the prior year. The decrease was attributed to increased operating losses on steel office furniture product lines within the Furniture and Cabinets segment. Had the steel furniture product losses attained break-even level, net income would have exceeded the prior year. Open order levels increased in all major product lines at quarter-end when compared to prior year levels.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1993
First quarter 1995 net sales increased 6% when compared to the prior year's first quarter net sales, as all business segments reported increased sales.

Sales in the Furniture and Cabinets segment increased 2% when compared to the prior year's first quarter. Increases were experienced in certain office furniture product lines and original equipment manufacturer (OEM) product lines. The Company continued to experience volume increases in certain wood office furniture systems and casegoods product lines in response to strong customer demand for value-oriented products with flexible configurations. Sales in the metal furniture product line were below the prior year level, as shipment levels were negatively impacted by the relocation of the metal office furniture production facility during the quarter from Torrance, California to Post Falls, Idaho. Open order levels in the office furniture product line increased 28% over the prior year levels. The OEM cabinets and furniture product lines experienced volume increases in both wood and vinyl television and speaker cabinet sales. Other OEM wood product sales increased over the prior year's first quarter level as the Company's facility which produces domestic piano products continued to increase its production and sales of OEM products to utilize excess plant capacity. Open orders in OEM product lines increased 8% over prior year levels.

Electronic Contract Assemblies segment sales increased 12% above the prior year first quarter as the result of volume increases in computer and automotive assemblies. Volume increases occurred in both existing product lines and new product lines which utilize the next generation of technology. This segment ended the quarter with open order levels up 24% above prior year levels. Included in this segment are sales to two customers which accounted for 19% of consolidated first quarter net sales. One of these customers accounted for 14% of consolidated first quarter net sales in fiscal year 1995 and 10% in 1994.

Processed Wood Products and Other segment sales, including intersegment sales, increased 10% above the prior year's first quarter level, primarily the result of an increase in sales of lumber and dimension wood products and plastic components. The majority of the sales increase in the lumber and dimension product line was attributed to volume increases. Although sales prices were increased on lumber and dimension products in response to material price increases from suppliers, the full impact of the increased sales prices was delayed due to existing orders at previously established sales prices. Increased sales of plastic components were attributed to volume increases with both new and existing customers.

Consolidated cost of sales, as a percent of sales, increased by 0.8 percentage point when compared to the prior year's first quarter, as the Company's material costs, as a percent of sales, continued to trend upward. Major factors were increases in material cost prices from suppliers and a commitment to fixed price sales on certain contracts in a period of rising material costs. Labor costs, as a percent of sales, decreased as the labor force became more efficient, due in part to the Company's focus toward employee development and process re-engineering.

Selling, Administrative and General Expenses increased as the Company incurred costs to support recent, and projected future, increases in sales and production volumes.

Consolidated operating income, as a percent of sales, decreased 0.8 percentage point. Operating income within the Furniture and Cabinets segment was below the prior year, primarily the result of losses on the Company's steel office furniture product lines somewhat offset by increased operating income on OEM cabinets and furniture product lines and reduced operating losses in Europe. The Company continued to experience losses on its steel office furniture product lines as this production facility was relocated to a new facility during the quarter, as previously discussed. Start-up operations have taken longer than originally anticipated, causing the Company to project operating losses on these product lines into the second half of the fiscal year, approaching monthly break-even levels sometime late in the second half, at which time key learning inefficiencies associated with the new site are expected to be diminished. The OEM cabinets and furniture product line experienced growth in operating income through increased sales levels and labor efficiencies. Close scheduling with customers aided in steady plant utilization.

The Electronic Contract Assemblies segment experienced an increase in its operating income level from the prior year's depressed level. Sales volume increases and lower start-up costs on new product line offerings in the current year's quarter were major improvements over the prior year's operating income level.

Operating income in the Processed Wood Products and Other segment remained flat as increased volumes in the processed wood products line were offset by material price increases from suppliers and inefficiencies associated with smaller quantity production runs. Material price increases were unable to be immediately passed along to customers due to existing open orders at pre-established sales prices. Operating income on sales of plastic components increased as the result of an increase in sales volume.

Interest income was above the prior year's first quarter level as the Company maintained larger average balances of fixed income investments and as the result of higher interest rates on those investments. Other-net decreased in the current year when compared to the prior year, as the result of several miscellaneous items, none of which are significant.

The 1995 first quarter effective tax rate decreased 1.1 percentage point from the first quarter of 1994, excluding the effects of adopting FASB Statement No. 109, Accounting for Income Taxes, in the prior year. Reduction in foreign operating losses, for which there are no immediate tax benefits, was the primary cause for the decrease in the effective tax rate. The adoption of FASB Statement No. 109 lowered the prior year's first quarter Taxes on Income by $1.2 million and lowered the effective tax rate by 7.5 percentage points.

Net income for the first quarter of fiscal year 1995 was $8,423,000 or 40 cents per share, down 7% from last year's $9,080,000 or 43 cents per share excluding the adoption of FASB Statement No. 109. The one time impact of adopting FASB Statement No. 109 increased the prior year's first quarter net income by $1,200,000, or 5 cents per Class B share, to $10,280,000.

LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents and Short-Term Investments totaled $86.6 million at September 30, 1994 as compared to $91.9 million at June 30, 1994 and $91.3 million one year ago. Working capital and the current ratio were a strong $189.8 million and 2.9 to 1, respectively, at September 30, 1994.

The Company continued to generate positive cash flows from operating activities, which totaled $7.1 million in the first quarter. The Company used cash flow generated from operating activities and other available cash to internally fund $8.0 million of capital investments for the future, including investments in information technology. The Company used an additional $4.7 million of cash to fund financing activities, primarily the payment of dividends. Cash flow, excluding the effect of purchases and maturities of short-term investments, totaled a negative $5.3 million for the first quarter as compared to a negative $15.9 million in the previous year.

Due to the Company's strong financial position, it is believed the Company has a substantial amount of unused short-term and long-term debt capacity that could be utilized if necessary. The Company anticipates to maintain a strong liquidity position throughout fiscal year 1995.

                                    PART II.
                                OTHER INFORMATION



Item 6. -  Exhibits and Reports on Form 8-K

          (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

               (11) Computation of earnings per share

               (27) Financial Data Schedule

               (99) Report of Independent Public Accountants - Limited Review of
                    Interim Financial Information

          (b)  Reports on Form 8-K

               No reports on Form 8-K have been filed during the three months ended September 30, 1994.











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



Date:  October 26, 1994