Form 10-Q
period 1994-12-31
KIMBALL INTERNATIONAL INC
filed 1995-02-03
CIK 55772

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1994

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


The number of shares outstanding of the Registrant's common stock as of January 20, 1995 were:


   Class A Common Stock -  7,335,723 shares
   Class B Common Stock - 13,729,816 shares

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX


                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Statement of Financial Condition

          - December 31, 1994 (Unaudited), June 30, 1994
            and December 31, 1993 (Unaudited) . . . . . . . . . . . . . . 3

          Consolidated Statement of Income (Unaudited)

          - Six Months Ended December 31, 1994 and 1993 . . . . . . . . . 4
          - Three Months Ended December 31, 1994 and 1993 . . . . . . . . 5

          Consolidated Statement of Cash Flows (Unaudited)

          - Six Months Ended December 31, 1994 and 1993 . . . . . . . . . 6

          Notes To Consolidated Financial Statements (Unaudited). . . . . 7


  Item 2. Management's Discussion and Analysis Of
          Financial Condition and Results of Operations . . . . . . . . . 8-10



PART II  OTHER INFORMATION:


  Item 4(c). Submission of Matters to a Vote of Security Holders  . . . . 11

  Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 11-12

                       SIGNATURES . . . . . . . . . . . . . . . . . . . . 12

             - Exhibit #11 - Computation of Earnings Per Share
                (Part I Exhibit)

             - Exhibit #15 - Letter re:  Unaudited Interim
               Financial Information
                (Part I Exhibit)

             - Exhibit #27 - Financial Data Schedule
                (Part I Exhibit)

             - Exhibit #99 - Report of Independent Public Accountants -
                Limited Review of Interim Financial Information
                 (Part II Exhibit)


                                     PART I.
                              FINANCIAL INFORMATION
                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                             (dollars in thousands)

                                                    (unaudited)           (unaudited)
                                                    December 31,  June 30, December 31,
ASSETS                                                  1994        1994       1993
CURRENT ASSETS:
  Cash and cash equivalents                          $  4,990     $ 15,452   $  4,137
  Short-term investments at cost, estimated            81,946       76,494     84,164
      market value of $81,327, $76,479 and $84,400
  Accounts and notes receivable, less allow-
    ance for possible losses of $3,923,
    $4,036 and $4,855                                 101,170       96,118     87,066
  Inventories                                          82,216       81,083     89,803
  Other                                                19,434       19,091     18,381
     Total Current Assets                             289,756      288,238    283,551

PROPERTY AND EQUIPMENT - at cost, less
  accumulated depreciation of $214,133,
  $205,027 and $195,974                               175,320      171,243    161,731

OTHER ASSETS                                           11,837       11,932     11,532

     Total Assets                                    $476,913     $471,413   $456,814

LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Loans payable to banks                             $  1,574     $  1,619   $  2,329
  Current maturities of long-term debt                    462        1,196      1,843
  Accounts payable                                     34,340       33,133     36,340
  Dividends payable                                     4,405        4,426      4,426
  Accrued expenses                                     56,730       61,790     52,448
     Total Current Liabilities                         97,511      102,164     97,386

OTHER LIABILITIES:
  Long-term debt, less current maturities               1,045          811      1,029
  Deferred income taxes and other                      17,988       17,486     16,450
     Total Other Liabilities                           19,033       18,297     17,479

SHARE OWNERS' EQUITY:
  Common stock                                          6,723        6,723      6,723
  Additional paid-in capital                              812          791        791
  Foreign currency translation adjustment               1,368          836        427
  Retained earnings                                   361,557      350,304    341,671
                                                      370,460      358,654    349,612
  Less:  Treasury stock, at cost                      (10,091)      (7,702)    (7,663)
     Total Share Owners' Equity                       360,369      350,952    341,949

       Total Liabilities and Share Owners' Equity    $476,913     $471,413   $456,814

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 (dollars in thousands except per share amounts)


                                                           (unaudited)
                                                        Six Months Ended
                                                           December 31,
                                                       1994           1993

Net Sales                                            $439,499       $403,686

Cost of Sales                                         315,611        289,940

Gross Profit                                          123,888        113,746

Selling, Administrative and General Expenses           91,726         85,645


Operating Income                                       32,162         28,101

Other Income (Expense):
  Interest Expense                                        (58)          (202)
  Interest Income                                       2,303          1,055
  Other - net                                            (501)         1,179
                                                        1,744          2,032

Income Before Taxes on Income                          33,906         30,133

Taxes on Income                                        13,823         11,449

Net Income                                           $ 20,083       $ 18,684

Earnings Per Share of Common Stock:

  Net Income:

     Class A Common Stock                                $.95           $.88
     Class B Common Stock                                $.95           $.88

Dividends Per Share of Common Stock:

     Class A Common Stock                                $.41 1/2       $.41 1/2
     Class B Common Stock                                $.42           $.42

Average total number of shares outstanding
     Class A and B Common Stock                       21,119,602     21,166,157

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 (dollars in thousands except per share amounts)


                                                          (unaudited)
                                                       Three Months Ended
                                                          December 31,
                                                       1994          1993

Net Sales                                            $230,088      $205,804

Cost of Sales                                         165,058       149,193

Gross Profit                                           65,030        56,611

Selling, Administrative and General Expenses           46,711        43,149


Operating Income                                       18,319        13,462

Other Income (Expense):
  Interest Expense                                        (13)          (61)
  Interest Income                                       1,227           472
  Other - net                                            (142)          291
                                                        1,072           702

Income Before Taxes on Income                          19,391        14,164

Taxes on Income                                         7,731         5,760

Net Income                                           $ 11,660      $  8,404

Earnings Per Share of Common Stock:

  Net Income:

     Class A Common Stock                                $.55          $.40
     Class B Common Stock                                $.55          $.40

Dividends Per Share of Common Stock:

     Class A Common Stock                                $.20 3/4      $.20 3/4
     Class B Common Stock                                $.21          $.21

Average total number of shares outstanding
     Class A and B Common Stock                      21,081,706    21,164,358

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)


                                                                     (unaudited)
                                                                   Six Months Ended
                                                                      December 31,
                                                                  1994          1993
Cash Flows From Operating Activities:
  Net income                                                   $ 20,083       $18,684
  Non-cash charges (credits) to net income:
     Depreciation and amortization                               14,886        14,188
     Gain on sales of assets                                       (116)         (542)
     Deferred income tax provision                                   13        (1,223)
     Other deferred charges                                         933           ---
  (Increase) Decrease in current assets:
     Accounts and notes receivable                               (5,052)          557
     Inventories                                                 (1,134)       (5,137)
     Other current assets                                          (739)         (986)
  Increase (Decrease)in current liabilities:
     Accounts payable                                             1,207        (5,360)
     Accrued expenses                                            (5,533)         (828)
          Net Cash Provided By Operating Activities              24,548        19,353

Cash Flows From Investment Activities:
  Capital expenditures                                          (17,644)      (22,958)
  Proceeds from sales of assets                                     566           648
  Increase in other assets                                         (656)       (3,791)
  Purchases of short-term investments                           (67,413)       (4,560)
  Maturities of short-term investments                           61,961        22,993
          Net Cash Used For Investment Activities               (23,186)       (7,668)

Cash Flows From Financing Activities:
  Decrease in short-term borrowings                                 (45)       (1,150)
  Decrease in long-term debt                                       (871)         (947)
  Dividends paid                                                 (8,850)       (8,852)
  Acquisition of treasury stock, net of sales                    (2,390)         (300)
  Other - net                                                       250          (895)
          Net Cash Used For Financing Activities                (11,906)      (12,144)

Effect of Exchange Rate Change on
  Cash and Cash Equivalents                                          82           (29)
Net Decrease in Cash and Cash Equivalents                       (10,462)         (488)
Cash and Cash Equivalents-Beginning of Period                    15,452         4,625
Cash and Cash Equivalents-End of Period                        $  4,990       $ 4,137

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income taxes                                              $ 14,638       $12,834
     Interest                                                  $    160       $   196

Total Cash, Cash Equivalents and
  Short-Term Investments:

     Cash and cash equivalents                                 $  4,990       $ 4,137
     Short-term investments                                      81,946        84,164

          Totals                                               $ 86,936       $88,301

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

(2)  Inventories consist of:  (in thousands)

                      December 31,      June 30,    December 31,
                          1994            1994          1993
      Raw Materials      $43,667         $42,700       $50,581
      Work-in-Process     14,472          14,603        15,386
      Finished Goods      24,077          23,780        23,836
         Total           $82,216         $81,083       $89,803

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

(5) Arthur Andersen LLP, independent public accountants, performed a limited review of the consolidated financial statements for the three and six month periods ended December 31, 1994, as indicated in the report on the limited review attached as an Exhibit. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                             MANAGEMENT'S DISCUSSION
                                       AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
Second quarter sales increased 12% when compared to the previous year's second quarter, as sales in each of the Company's three business segments (Furniture and Cabinets, Electronic Contract Assemblies, and Processed Wood Products and Other) experienced increases over the prior year. Year-to-date sales increased 9% as compared to the same period a year earlier. Net income for the second quarter increased 38% from the prior year's second quarter, as each of the Company's three business segments recorded double digit increases over the prior year. Year-to-date net income increased 14% as compared to the same period one year ago, after excluding the one-time impact of adopting FASB Statement No. 109, Accounting for Income Taxes, in the prior year's first quarter. Open order levels increased across all major product lines at quarter-end when compared to prior year levels.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED DECEMBER 31, 1994 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1993
In the Furniture and Cabinets segment, second quarter and six month period sales increased 10% and 6%, respectively, when compared to the same periods in the prior year. Leading the sales increase in this segment were certain office furniture product lines and original equipment manufacturer (OEM) product lines. The Company continued to experience volume increases in certain wood office furniture systems and casegoods product lines based on the continuing trend towards value-oriented products with flexible configurations. Sales of steel office furniture product lines were below the three and six month period levels in the prior year, as production start-up problems at the new Idaho facility resulted in reduced shipments during the current fiscal year. Open order levels in the office furniture product line increased 8% over the prior year levels. OEM cabinets and furniture product lines experienced volume increases in OEM furniture product lines, in addition to seasonally high volume increases in both wood and vinyl television and speaker cabinet sales. Other OEM wood product sales continued to increase over the prior year's three and six month periods as the Company continued to increase its production and sale of OEM products to utilize excess plant capacity at the Company's domestic piano production facility. Open orders in OEM product lines increased 45% over the prior year level.

Electronic Contract Assemblies segment sales for the second quarter and six months increased 14% and 13%, respectively, above the same periods in the previous year as the result of volume increases in computer, automotive and telecommunications assemblies. The Company experienced sales volume increases in both mature product lines and new product lines, which utilize the next generation of technology. Open orders in this segment ended the quarter at 35% above the prior year level. Included in this segment are sales to two customers which accounted for 20% of consolidated second quarter net sales and 19% of consolidated six month sales. One of these customers accounted for 13% of consolidated second quarter net sales in fiscal year 1995 and 12% in 1994; six month sales to this customer accounted for 13% of consolidated sales in fiscal year 1995 and 11% in 1994.

Processed Wood Products and Other segment sales in the current year exceeded the prior year sales in both the second quarter and six month periods. Sales increases occurred on plastic components, lumber and dimension wood products. Second quarter sales increases on lumber and dimension products were the result of both volume and selected price increases, whereas increases during the six month period were mostly attributed to volume increases when compared to the same period in the prior year. Sales volume increases experienced in plastic components was attributed to both new and existing customers. Open orders in this segment increased 24% above the prior year level.

Consolidated cost of sales, as a percent of sales, decreased by 0.8 percentage point when compared to the prior year's three month period and remained flat when compared to the prior year's six month period. The Company's material cost, as a percent of sales, continued to trend upward due to material cost price increases from suppliers and a change in product mix to product lines which carry a higher material content. Some of the material price increases from suppliers are being passed along to our customers, but in many cases competitive pressures and long-term pricing agreements are forcing the Company to absorb these extra costs for a period of time. Labor costs, as a percent of sales, continued to decrease as the result of certain fixed labor costs being spread over greater production volume, increased labor efficiencies and a change in product mix to product lines requiring less labor content. Overhead, as a percent of sales, decreased as existing production capacity was further utilized by increased production volumes.

Selling, Administrative and General Expenses increased for the three and six month periods as compared to the same periods in the prior year. Increased selling costs and certain variable costs were incurred to support recent, and projected future, increases in sales and production volumes. As a percent of sales, these costs declined by 0.7 and 0.4 percentage point for the three and six month periods, respectively, as compared to the same periods one year earlier.

Operating income within the Furniture and Cabinets segment increased when compared to the prior year's second quarter due to increased operating income on most office furniture product lines, lodging product lines and OEM cabinets and furniture product lines, reduced, in part by losses incurred on steel office furniture product lines. Six month operating income was below the prior year, primarily the result of losses on the Company's steel office furniture product lines somewhat offset by increased operating income on most other office furniture product lines, lodging product lines, OEM cabinets and furniture product lines. The Company continued to experience losses on its steel office furniture product lines as inefficiencies associated with start-up operations in the new Idaho facility were compounded by problems with new equipment used in critical production processes, causing delays in both production and the employee learning curve. As a result, monthly break-even levels are not expected to be attained on these product lines during the 1995 fiscal year. European operations continued to operate at a loss during the three and six month periods, causing the Company to renew its forecast of operating losses in the near term. The OEM cabinets and furniture product line experienced growth in operating income through increased sales levels and labor efficiencies. Operating income on lodging product lines benefited from a change in sales mix toward standardized product lines and an increase in sales volume as compared to the prior year's second quarter. Material cost increases, as previously discussed, continue to negatively impact profits within this segment, particularly on wood product lines.

Operating income increased in the Electronic Contract Assemblies segment for the three and six month periods when compared to the same periods in the prior year, primarily the result of increased sales volumes, which led to improved utilization of existing capacity and increased efficiencies. However, operating income percentages on electronic assemblies product lines are generally lower than those experienced on the Company's wood component product lines.

Operating income in the Processed Wood Products and Other segment increased for the three and six month periods when compared to the same periods in the prior year, primarily as the result of increased sales volumes. The Company continued to experience material price increases, primarily on processed wood products, some of which has been passed on to customers on a delayed basis.

Interest income was above the prior year's three and six month periods due to larger average balances in the Company's fixed income investment portfolio and higher yields on those investments.

The effective income tax rate for the second quarter was 39.9% in the current year versus 40.7% in the prior year and for the six month period was 40.8% in the current year versus 42.0% in the prior year, excluding the effects of adopting FASB Statement No. 109, Accounting for Income Taxes, in the prior year's first quarter. Foreign operating losses, for which there are no immediate tax benefits, comprised a smaller percent of consolidated pretax income, which resulted in a decrease in the consolidated effective income tax rate in the three and six month periods as compared to one year earlier. The adoption of FASB Statement No. 109 lowered prior year's Taxes on Income by $1.2 million and lowered the effective tax rate by 4.0 percentage points for the prior year's six month period.

Net income for the second quarter of fiscal year 1995 was $11,660,000 or 55 cents per share, an increase of 38% from last year's $8,404,000 or 40 cents per share. Net income for the first six months of fiscal year 1995 was $20,083,000 or 95 cents per share, an increase of 14% from last year's $17,484,000 or 83 cents per share, excluding the adoption of FASB Statement No. 109. The one time impact of adopting FASB Statement No. 109 increased the prior year's six month net income by $1,200,000, or 5 cents per share, to $18,684,000.

LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents and Short-Term Investments totaled $86.9 million at December 31, 1994 as compared to $91.9 million at June 30, 1994 and $88.3 million one year ago. Working capital and the current ratio were $192.2 million and 3.0 to 1, respectively, at December 31, 1994.

Operating activities continued to generate positive cash flows, which totaled $24.5 million for the first six months of fiscal year 1995. The Company used cash flow generated from operating activities to internally fund $18.3 million of capital investments for the future, including investments in production equipment, facilities and information technology. The Company expects capital investments for fiscal year 1995 to remain below last year's record level. The Company used an additional $11.9 million of cash to fund financing activities, primarily to pay dividends and acquire treasury stock. Net cash flow, excluding the effect of purchases and maturities of short-term investments, totaled a negative $5.0 million for the first six months in fiscal year 1995 as compared to a negative $18.9 million in the previous year.

Considering the Company's strong financial position, management believes the Company has a substantial amount of unused short-term and long-term debt capacity that could be utilized if necessary. The Company anticipates to maintain a strong liquidity position throughout fiscal year 1995.

                                    PART II.
                                OTHER INFORMATION

Item 4(c)  -  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Share Owners was held on October 11, 1994. The Board of Directors was elected in its entirety, based on the following election results:

  Nominees as Directors by
Holders of Class A Common Stock         Votes For*          Votes Withheld
      Thomas L. Habig                   6,971,050              7,070
      Douglas A. Habig                  6,971,050              7,070
      James C. Thyen                    6,970,890              7,230
      John B. Habig                     6,971,050              7,070
      Anthony P. Habig                  6,971,050              7,070
      Ronald J. Thyen                   6,971,050              7,070
      Christine M. Vujovich             6,971,050              7,070
      Dr. Jack R. Wentworth             6,971,050              7,070
      Brian K. Habig                    6,971,050              7,070
      John T. Thyen                     6,970,890              7,230
      Gary P. Critser                   6,971,050              7,070


   * Votes for nominees as Directors by holders of Class A Common Stock totaled either 6,971,050 or 6,970,890 shares, with either amount representing 94.7% of the total 7,357,323 Class A shares outstanding and eligible to vote.


  Nominee as Director by
Holders of Class B Common Stock         Votes For*          Votes Withheld
      Leonard B. Marshall, Jr.         11,941,257              59,402


   * Votes for nominee as Director by holders of Class B Common Stock totaled 11,941,257 shares, or 86.5% of the total 13,805,491 Class B shares outstanding and eligible to vote.


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

               (11) Computation of earnings per share

               (15) Letter re:  Unaudited Interim Financial Information

               (27) Financial Data Schedule

               (99) Report of Independent Public Accountants - Limited Review of
                    Interim Financial Information

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended December 31, 1994.

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



Date:  February 2, 1995