Form 10-Q
period 1995-03-31
KIMBALL INTERNATIONAL INC
filed 1995-04-27
CIK 55772

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes   X  No________



The number of shares outstanding of the Registrant's common stock as of April 13, 1995 was:


   Class A Common Stock - 7,321,152 shares
   Class B Common Stock -13,706,687 shares

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX






                                                                              PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Statement of Financial Condition

          - March 31, 1995 (Unaudited), June 30, 1994
            and March 31, 1994 (Unaudited) . . . . . . . . . . . . . . . . . . .  3

          Consolidated Statement of Income (Unaudited)

          - Nine Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . .  4
          - Three Months Ended March 31, 1995 and 1994 . . . . . . . . . . . . .  5

          Consolidated Statement of Cash Flows (Unaudited)

          - Nine Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . .  6

          Notes To Consolidated Financial Statements (Unaudited) . . . . . . . .  7



  Item 2. Management's Discussion and Analysis Of
          Financial Condition and Results of Operations  . . . . . . . . . . . .  8-10


PART II  OTHER INFORMATION:


  Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .  11

                                   Signatures  . . . . . . . . . . . . . . . . .  11

             - Exhibit #11 - Computation of Earnings Per Share
                (Part I Exhibit)

             - Exhibit #15 - Letter re:  Unaudited Interim Financial
               Information (Part I Exhibit)

             - Exhibit #27 - Financial Data Schedule (Part I Exhibit)

             - Exhibit #99 - Report of Independent Public Accountants -
                Limited Review of Interim Financial Information
                (Part II Exhibit)


                                     PART I.
                              FINANCIAL INFORMATION
                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                             (dollars in thousands)


                                                     (unaudited)             (unaudited)
                                                      March 31,    June 30,   March 31,
ASSETS                                                  1995         1994       1994
CURRENT ASSETS:
  Cash and cash equivalents                           $ 18,720     $ 15,452   $ 12,609
  Short-term investments at cost, estimated market
          value of $ 93,097, $76,479 and 76,650.        93,288       76,494     77,126

  Accounts and notes receivable, less allow-
    ance for possible losses of $4,136
    $4,036 and $4,471                                  100,428       96,118     96,979
  Inventories                                           80,876       81,083     90,047
  Other                                                 19,816       19,091     17,343
     Total Current Assets                              313,128      288,238    294,104

PROPERTY AND EQUIPMENT - at cost, less
  accumulated depreciation of $216,439,
  $205,027 and $199,761                                172,486      171,243    166,392

OTHER ASSETS                                            12,098       11,932     11,596

       Total Assets                                   $497,712     $471,413   $472,092

LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Loans payable to banks                              $  1,688     $  1,619   $  1,885
  Current maturities of long-term debt                     383        1,196      1,683
  Accounts payable                                      38,913       33,133     37,475
  Dividends payable                                      4,398        4,426      4,426
  Accrued expenses                                      66,728       61,790     63,149
     Total Current Liabilities                         112,110      102,164    108,618

OTHER LIABILITIES:
  Long-term debt, less current maturities                  959          811        801
  Deferred income taxes and other                       18,386       17,486     16,451
     Total Other Liabilities                            19,345       18,297     17,252

SHARE OWNERS' EQUITY:
  Common stock                                           6,723        6,723      6,723
  Additional paid-in capital                               812          791        791
  Foreign currency translation adjustment                1,835          836        445
  Retained earnings                                    367,990      350,304    345,926
                                                       377,360      358,654    353,885
  Less:  Treasury stock, at cost                       (11,103)      (7,702)    (7,663)
     Total Share Owners' Equity                        366,257      350,952    346,222

       Total Liabilities and Share Owners' Equity     $497,712     $471,413   $472,092

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 (dollars in thousands except per share amounts)





                                                                  (unaudited)
                                                               Nine Months Ended
                                                                    March 31,
                                                               1995          1994

Net Sales                                                    $676,318      $612,262

Cost of Sales                                                 488,542       439,611

Gross Profit                                                  187,776       172,651

Selling, Administrative and General Expenses                  138,050       130,215


Operating Income                                               49,726        42,436

Other Income (Expense):
  Interest Expense                                               (118)         (202)
  Interest Income                                               3,912         1,592
  Other - net                                                    (575)        1,109
                                                                3,219         2,499

Income Before Taxes on Income                                  52,945        44,935

Taxes on Income                                                22,031        17,570

Net Income                                                   $ 30,914      $ 27,365

Earnings Per Share of Common Stock:

  Net Income:

     Class A Common Stock                                       $1.46         $1.29
     Class B Common Stock                                       $1.47         $1.30

Dividends Per Share of Common Stock:

     Class A Common Stock                                        $.62 1/4      $.62 1/4
     Class B Common Stock                                        $.63          $.63

Average total number of shares outstanding
  Class A and B Common Stock                                 21,093,203    21,165,557

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 (dollars in thousands except per share amounts)



                                                                         (unaudited)
                                                                     Three Months Ended
                                                                          March 31,
                                                                      1995         1994


Net Sales                                                           $236,819     $208,576

Cost of Sales                                                        172,931      149,671

Gross Profit                                                          63,888       58,905

Selling, Administrative and General Expenses                          46,324       44,570



Operating Income                                                      17,564       14,335

Other Income (Expense):
  Interest Expense                                                       (60)         ---
  Interest Income                                                      1,609          537
  Other - net                                                            (74)         (70)
                                                                       1,475          467

Income Before Taxes on Income                                         19,039       14,802

Taxes on Income                                                        8,208        6,121

Net Income                                                          $ 10,831     $  8,681

Earnings Per Share of Common Stock:

  Net Income:

     Class A Common Stock                                               $.51         $.41
     Class B Common Stock                                               $.52         $.42

Dividends Per Share of Common Stock:

     Class A Common Stock                                               $.20 3/4     $.20 3/4
     Class B Common Stock                                               $.21         $.21

Average total number of shares outstanding
  Class A and B Common Stock                                        21,040,406   21,164,358

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)




                                                                         (unaudited)
                                                                       Nine Months Ended
                                                                           March 31,
                                                                       1995         1994
Cash Flows From Operating Activities:
  Net income                                                         $ 30,914     $ 27,365
  Non-cash charges (credits) to net income:
     Depreciation and amortization                                     22,448       21,395
     Gain on sales of assets                                             (256)        (774)
     Deferred income tax provision                                        154       (1,223)
     Other deferred charges                                             1,189          ---
(Increase) Decrease in current assets:
     Accounts and notes receivable                                     (4,310)      (9,356)
     Inventories                                                          207       (5,381)
     Other current assets                                              (1,318)        (147)
  Increase (Decrease) in current liabilities:
     Accounts payable                                                   5,780       (3,148)
     Accrued expenses                                                   4,465        9,876
          Net Cash Provided By Operating Activities                    59,273       38,607

Cash Flows From Investment Activities:
  Capital expenditures                                                (22,065)     (34,324)
  Proceeds from sales of assets                                         1,185        1,027
  Increase in other assets                                             (1,275)      (5,384)
  Purchases of short-term investments                                 (89,743)     (16,328)
  Maturities of short-term investments                                 72,949       41,799
          Net Cash Used For Investment Activities                     (38,949)     (13,210)

Cash Flows From Financing Activities:
  Net change in short-term borrowings                                      69       (1,594)
  Decrease in long-term debt                                           (1,036)      (1,335)
  Dividends paid                                                      (13,255)     (13,278)
  Acquisition of treasury stock, net of sales                          (3,401)        (300)
  Other - net                                                             483         (821)
          Net Cash Used For Financing Activities                      (17,140)     (17,328)

Effect of Exchange Rate Change on
  Cash and Cash Equivalents                                                84          (85)
Net Increase in Cash and Cash Equivalents                               3,268        7,984
Cash and Cash Equivalents-Beginning of Period                          15,452        4,625
Cash and Cash Equivalents-End of Period                              $ 18,720     $ 12,609

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income Taxes                                                    $ 20,126     $ 19,200
     Interest                                                        $    231     $    325

Total Cash, Cash Equivalents and
  Short-Term Investments:

     Cash and cash equivalents                                       $ 18,720     $ 12,609
     Short-term investments                                            93,288       77,126

          Totals                                                     $112,008     $ 89,735

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

(2)  Inventories consist of:  (in thousands)

                        March 31,       June 30,      March 31,
                          1995            1994          1994
      Raw Materials      $41,510         $42,700       $50,181
      Work-in-Process     13,757          14,603        15,264
      Finished Goods      25,609          23,780        24,602
         Total           $80,876         $81,083       $90,047

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

(4) The Company adopted FASB Statement No. 109, Accounting for Income Taxes, during the prior year's first quarter ended September 30, 1993. The impact of adopting the new statement was $1,200,000 of income, or 5 cents per share and was included in Taxes on Income. See Management's Discussion and Analysis for additional discussion.

(5) Arthur Andersen LLP, independent public accountants, performed a limited review of the consolidated financial statements for the three and nine month periods ended March 31, 1995, as indicated in the report on the limited review attached as an Exhibit. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                             MANAGEMENT'S DISCUSSION
                                       AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
Sales for the third quarter increased 14% when compared to the previous year's third quarter, as sales in each of the Company's three business segments (Furniture and Cabinets, Electronic Contract Assemblies, and Processed Wood Products and Other) experienced increases above the prior year. Year-to-date sales increased 10% when compared to the same period one year earlier. Net income for the third quarter increased 24% from the prior year's third quarter, led by volume-driven increases in the Electronic Contract Assemblies segment. Year-to-date net income increased 18% as compared to the same period one year earlier, after excluding the one-time impact of adopting FASB Statement No. 109, Accounting for Income Taxes, in the prior year's first quarter.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1994
Sales in the Furniture and Cabinets segment increased 6% in both the three and nine month periods, when compared to the same periods in the prior year. Sales of certain office furniture product lines, original equipment manufacturer (OEM) product lines and hospitality product lines led the increase. Volume increases in certain wood office furniture systems and casegoods product lines were based on the continuing trend towards value-oriented products with flexible configurations. Steel office furniture product line sales were below the three and nine month period levels in the prior year, as continued production inefficiencies at the new Idaho facility were compounded by increased competitive pricing pressures in this product line. Total open order levels in the office furniture product line ended the quarter at 8% below the prior year level, although several product lines experienced increases. Sales of OEM cabinets and furniture product lines experienced volume increases of television and speaker cabinets in both wood and vinyl in addition to other wood furniture product lines. The Company continued to increase its production and sale of other OEM wood products in the three and nine month periods, to utilize excess plant capacity at certain of the Company's facilities. Open orders in OEM product lines increased 13% above the prior year level. Hospitality furniture product lines experienced volume increases on certain product lines in the three and nine month periods when compared to prior year levels.

Record sales in the Electronic Contract Assemblies segment increased 33% and 20% for the three and nine months, respectively, above the same periods in the prior year. The Company experienced volume increases in computer, automotive and telecommunications assemblies with both new and existing customers. The Company expanded its production capacity at the Mexican facility during the third quarter, to support increased demand in this segment. The trend of OEM's in the electronic industry to subcontract the assembly process and the proliferation of electronic components in today's technologically advanced products has enabled the Company to enjoy sales growth along with our OEM customers. Included in this segment are sales to two customers which accounted for 23% of consolidated third quarter net sales and 21% of consolidated nine month sales. One of these customers accounted for 14% of consolidated third quarter net sales in fiscal year 1995 and 12% in 1994; nine month sales to this customer accounted for 14% of consolidated sales in fiscal year 1995 and 11% in 1994. Open orders in this segment increased 17% above the prior year level.

Sales increased in the Processed Wood Products and Other segment by 13% in the third quarter and 18% in the nine month period as compared to the prior year. Sales of processed wood products and plastic components led the increase. Sales increases of processed wood products were primarily the result of volume increases on lumber and laminated wood products, with select price increases a secondary factor. Plastic components experienced volume increases with both new
                                   -8-
and existing customers. Open orders in this segment decreased 15% from the prior year level.

Consolidated cost of sales, as a percent of sales, increased by 1.3 and
0.4 percentage points when compared to the prior year's three and nine month periods, respectively. The Company's material cost, as a percent of sales, continued to trend upward due to inflationary increases from suppliers, combined with a change in product mix to product lines which carry a higher material content. The inflationary trend may continue, although expectations are for increases to occur at a slower rate. Some of the material price increases from suppliers are being passed along to our customers, but in many cases competitive pricing pressures and long-term customer pricing agreements are forcing the Company to absorb these extra costs for a period of time. Material cost increases were partially offset by efficiency gains in labor and overhead. Labor costs, as a percent of sales, continued to decrease as the result of certain fixed labor costs being spread over greater production volumes, increased labor efficiencies in most product lines and a change in product mix to product lines requiring less labor content. Overhead, as a percent of sales, decreased as fixed costs associated with existing production capacity was further utilized by increased production volumes.

Selling, Administrative and General Expenses increased for the three and nine month periods as compared to the same periods in the prior year. Increased selling costs were incurred to support recent, and projected future, increases in sales and production volumes. As a percent of sales, these costs declined by
1.8 and 0.9 percentage points for the three and nine month periods, respectively, as compared to the same periods one year earlier.

Operating income within the Furniture and Cabinets segment decreased when compared to the prior year's third quarter and nine month period due to decreased operating income on office furniture product lines partially offset by increases on OEM cabinets and furniture product lines and hospitality product lines. Operating income on office furniture product lines fell below the prior year, primarily the result of continued losses on the Company's steel office furniture product lines combined with long-term customer pricing agreements and competitive pricing pressures which delayed the Company's ability to pass along material price increases to customers, particularly on wood product lines. The Company continued to experience losses on its steel office furniture product lines as production inefficiencies at the new Idaho facility were compounded by competitive pricing pressures in this product line. The Company expects operating losses on steel office furniture product lines to continue into the 1996 fiscal year. Net operating losses in European operations widened during the quarter as costs were incurred to enable the Company to begin to combine production from a leased facility into an existing company-owned facility. Additional costs are expected to occur in the fourth quarter as terms of vacating the lease are finalized, after which the Company expects European operating losses to be reduced. OEM cabinets and furniture product lines experienced growth in operating income due to increased production volumes utilizing existing capacity. Operating income on hospitality product lines benefited from an increase in production volume as compared to the prior year and a product mix favoring standard product lines. Material cost increases, as previously discussed, continued to negatively impact profits within this segment, particularly on wood product lines.

Operating income in the Electronic Contract Assemblies segment increased for the three and nine month periods when compared to the same periods in the prior year, primarily the result of increased assembly volumes, which led to improved utilization of capacity and increased efficiencies. However, operating income percentages on electronic assemblies product lines are generally lower than those experienced on the Company's wood component product lines. The devaluation of the Mexican peso had an insignificant financial impact on the Company, due to the capital and financing structure of the Company's electronic assemblies facility in Mexico.
                                    - 9 -

Operating income in the Processed Wood Products and Other segment increased for the three and nine month periods when compared to the same periods in the prior year, primarily as the result of increased production volumes. The Company continued to experience material price increases, primarily on processed wood products, some of which has been passed on to customers on a delayed basis.

Interest income continued to remain above the prior year's three and nine month periods as the result of larger average balances in the Company's fixed income investment portfolio and higher yields on those investments.

The effective income tax rate for the third quarter was 43.1% in the current year versus 41.4% in the prior year and for the nine month period was 41.6% in the current year versus 41.8% in the prior year, excluding the effects of adopting FASB Statement No. 109, Accounting for Income Taxes, in the prior year's first quarter. Increased foreign operating losses, for which there are no immediate tax benefits, was the fundamental reason for the increase in the consolidated effective income tax rate in the third quarter as compared to the prior year's third quarter. The adoption of FASB Statement No. 109 lowered prior year's Taxes on Income by $1.2 million and lowered the effective tax rate by 2.7 percentage points for the prior year's nine month period.

Net income for the third quarter of fiscal year 1995 was $10,831,000 or 52 cents per share, an increase of 24% from last year's $8,681,000 or 42 cents per share. Net income for the first nine months of fiscal year 1995 was $30,914,000 or $1.47 cents per share, an increase of 18% from last year's $26,165,000 or $1.25 cents per share, excluding the adoption of FASB Statement No. 109. The one time impact of adopting FASB Statement No. 109 increased the prior year's nine month net income by $1,200,000, or 5 cents per share, to $27,365,000.

LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents and Short-Term Investments totaled $112.0 million at March 31, 1995 as compared to $91.9 million at June 30, 1994 and $89.7 at March 31, 1994. Working capital and the current ratio were $201.0 million and 2.8 to 1, respectively, at March 31, 1995 as compared to $185.5 million and 2.7 to 1 one year prior. The Company anticipates to maintain a strong liquidity position throughout fiscal year 1995.

Operating activities continued to generate positive cash flows, which totaled $59.3 million for the first nine months of fiscal year 1995. Cash flow generated from operating activities allowed the Company to internally fund $23.3 million of capital investments in production equipment, facilities and information technology. The Company expects capital investments for fiscal year 1995 to remain below last fiscal year's record level of $53.2 million. The Company used an additional $17.1 million of cash generated from operating activities to fund financing activities, primarily to pay dividends and acquire treasury stock. Net cash flow, excluding the effect of purchases and maturities of short-term investments, totaled a positive $20.1 million for the first nine months in fiscal year 1995 as compared to a negative $17.5 million in the previous year. Considering the Company's strong financial condition, management believes the Company has a substantial amount of unused short-term and long-term debt capacity that could be utilized if necessary.

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

               (11) Computation of Earnings Per Share

               (15) Letter re:  Unaudited Interim Financial Information

               (27) Financial Data Schedule

               (99) Report of Independent Public Accountants - Limited Review of
                    Interim Financial Information

          (b)  Reports on Form 8-K

               No reports on Form 8-K have been filed during the three months ended March 31, 1995.












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



Date:  April 27, 1995