Form 10-K405
period 1995-06-30
KIMBALL INTERNATIONAL INC
filed 1995-09-13
CIK 55772

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended June 30, 1995 or

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

                                             Yes _X_     No ___

    Continued....
                                        -1-

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )


The number of shares outstanding of the Registrant's common stock as August 31, 1995 were:

                    Class A Common Stock -   7,280,452 shares
                    Class B Common Stock -  13,678,443 shares


The Class A Common Stock is not publicly traded and, therefore, no market value is available. The Registrant estimates that the aggregate market value of the Class B Common Stock held by non-affiliates, as defined in Rule 405, on August 31, 1995 (based upon an estimate that 86.1% of the shares of Class B Common Stock is held by non-affiliates and upon the average of the high and low prices for Class B Common Stock on such date) was $304.8 million.

Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 24, 1995, are incorporated by reference into Part III of this Form 10-K.



The exhibit index is located on page 49.

                                  TABLE OF CONTENTS
                              KIMBALL INTERNATIONAL, INC.
                          FORM 10-K YEAR ENDED JUNE 30, 1995
                                                                        Pages
PART I.

Item  1.      Business                                                   4-13

Item  2.      Properties                                                 13-15

Item  3.      Legal Proceedings                                          15

Item  4.      Submission of Matters to Vote of Security Holders          15


PART II.

Item  5.      Market for the Registrant's Common Stock and
              Related Share Owner Matters                                17-18

Item  6.      Selected Financial Data                                    18

Item  7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        19-23

Item  8.      Financial Statements and Supplementary Data                24-43

Item  9.      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures                       43


PART III.

Item 10.      Directors and Executive Officers of the Registrant         44

Item 11.      Executive Compensation                                     44

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management                                      44

Item 13.      Certain Relationships and Related Transactions             44


PART IV.

Item 14.      Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                        45

SIGNATURES                                                               46-47

                                      PART I


Item 1. - Business

    As used herein, the term "Company" refers to Kimball International, Inc., the Registrant, and its subsidiaries unless the context indicates otherwise.
    The Company was incorporated in Indiana in 1939, and present management assumed control in 1950. The corporate headquarters is located at 1600 Royal Street, Jasper, Indiana.
    The Company operates in three principal business segments: Furniture and Cabinets, Electronic Contract Assemblies, and Processed Wood Products and Other. The Company utilizes a substantial degree of vertical integration, as approximately 41% of the final products of the Processed Wood Products and Other Segment are used in the manufacturing processes in the Furniture and Cabinets Segment.
    The Company does not consider seasonal fluctuations to be significant. Production is carried on in facilities located in the United States, England, Austria and Mexico. In the U.S., the Company has facilities and showrooms in 16 states.

    Sales by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 1995 are as follows:

                                               (dollars in thousands)

                                            1995        1994        1993

Furniture and Cabinets                    $570,219    $544,719    $474,222

Electronic Contract Assemblies             245,101     204,149     180,464

Processed Wood Products and Other           80,592      73,616      67,714

    Total                                 $895,912    $822,484    $722,400


    Financial information by industry segment and geographic area for each of the three years in the period ended June 30, 1995, is referred to in Note 15, Business Segment and Geographic Area Information, of the Notes to Consolidated Financial Statements, which can be found in Item 8, and is incorporated herein by reference.

Segments

FURNITURE AND CABINETS

Historical Overview
   Since 1950, the Company has produced wood furniture and cabinets, which continue to be a significant part of the business. Products in this segment include television, audio speaker and audio component cabinets, television stands, furniture and other wood related products produced on a contract basis and sold to leading manufacturers in the home entertainment and home furniture industries. Office furniture has been manufactured and sold under the Kimball (registered trademark) trade name since 1970. In 1992, the Company expanded its product offering with the acquisition of certain assets and assumption of certain liabilities of Harpers, a metal office furniture manufacturer. Harpers has marketed metal office furniture under the Harpers (registered trademark) trade name since 1982. Kimball and Harpers office furniture systems have broad market application, while the Kimball and National casegoods and seating lines are more focused to the wood segment of the office furniture industry. The Cetra (registered trademark) line of Kimball office furniture systems was introduced during fiscal year 1989 while the Footprint (registered trademark) line, which integrates the Cetra system and helps designers better manage office space, was introduced in fiscal year 1992. Cetra and Footprint both utilize TRAXX (registered trademark), which increases space efficiency and eliminates the need for a secondary support structure by using existing walls.
     The Company entered into the manufacture and sale of Reproduction Victorian furniture through an acquisition in 1969. In 1982, the Company began the manufacture and sale of French Provincial style furniture. In 1986 and 1987 it entered the lodging-hospitality furniture industry and the long-term care portion of the healthcare furniture industry, respectively. During 1992, the Company entered the residential furniture industry.
     Through a predecessor acquired in 1966, L. Bosendorfer of Vienna, Austria, the Company has been engaged in acoustical piano manufacturing and sales since 1828. Domestically, the Company has been engaged in piano manufacturing, or sales, since 1857 through a predecessor, W. W. Kimball Co., acquired in 1959. Piano manufacturing and sales now represent a small part of the Furniture and Cabinets Segment. A decision was reached in 1995 to redeploy certain assets used in the piano product line, to other product lines within the Company to improve utilization of those assets.

Locations
    Office, home, hospitality and healthcare furniture, T.V. cabinets and related products, which make up the largest part of this segment, are produced at fourteen plants, eleven located in Indiana and one each in Kentucky, Alabama and Idaho. Eight of the fourteen plants presently producing wood furniture and cabinets could interchange production between these two basic products if needed.
    Acoustical pianos are produced in two facilities: one located in Indiana and one in Austria. To utilize plant capacity at the Indiana facility, additional Original Equipment Manufacturer (OEM) wood related products are manufactured and sold on a contract basis.
    One facility located in England primarily produces piano components and also produces kitchen and bathroom wood products. The lease on a separate European facility was terminated during the year and operations were combined from the two facilities into one facility. One facility in Mexico produced piano components during the first half of the year. The Mexico facility ceased production of piano components during 1995 to allow the Electronic Contract Assemblies Segment to expand capacity at that facility.
    A facility in Jasper, Indiana houses an Education Center for dealer and employee training, the Product Design and Research Center, and a Corporate showroom for product display.
    In the United States, showrooms and district warehouse facilities are maintained in twelve cities for office furniture and five cities for home furniture. In certain cities there are separate office and home furniture showrooms. In addition, office furniture is maintained in showrooms in London, England and Toronto, Canada. In certain showrooms other Company products are also on display.

Marketing Channels
    Kimball and National office furniture is marketed through Company salespersons to independent dealers throughout North America and England. Harpers office furniture is marketed through Company salespersons to independent dealers in the United States. Period Reproduction furniture and residential furniture are generally marketed through independent sales representatives to independent furniture dealers throughout the United States. Cabinets and contract furniture are generally marketed through Company employees, while hospitality and healthcare furniture is marketed through independent manufacturers' representatives. The Company's channel marketing strategy facilitates the sale of office furniture, upholstery and piano product lines within the hospitality and healthcare channels. Kimball (registered trademark), Bosendorfer (registered trademark) and private label pianos are marketed through Company salespersons to independent dealers. Piano components are both used internally and sold to other piano manufacturers through Company salespersons.

Major Competitive Factors
   The major competitive factors in the office furniture industry are price in relation to quality and appearance, the utility of the product, shorter customer lead times, "on-time" delivery to the customer, and ability to respond to requests for special, non-standard products. The Company maintains sufficient finished good inventories to be able to offer to domestic dealers prompt shipment of certain lines of Kimball, National and Harpers office furniture, thereby permitting dealers to maintain smaller inventories. Many products are shipped through the Company's delivery system. The Company believes that its trucking capability enables it to reduce damage to shipments, enhance scheduling flexibility, and improve the capability for "on-time" deliveries, which are all key competitive factors in the office furniture industry.
    The major competitive factors in the cabinet, home furniture and OEM product markets are quality, performance history and price. Television, audio speaker and audio component cabinets, television stands and contract home furniture are produced to customer specifications from specific orders and finished goods inventories are generally small, consisting of goods awaiting shipment to a specific customer. The Company's own line of home furniture is offered for sale on an immediate ship basis. Competitive factors in the hospitality and healthcare furniture markets are quality, performance history, "on-time" delivery, and price. The Company offers its own line of hospitality and healthcare furniture as well as producing custom hospitality and healthcare furniture to customers' specifications. Certain finished goods in the hospitality and healthcare furniture lines are carried for immediate shipment.
    The major competitive factors in the acoustical piano industry are price in relation to quality, appearance and acoustical tone.

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

Raw Material Availability
    Many components used in the production of furniture, cabinets and pianos are manufactured internally within the group or by other groups of the Company, including processed wood parts, and on a limited basis, metal stamped parts and certain polyurethane molded plastics. Raw materials used in the production of wood furniture and cabinets are generally readily available. Certain metal components used in various wood office furniture products, predominately Cetra and seating, are purchased in a pre-fabricated stage with additional fabrication and finishing performed by the Company. Raw materials used in the manufacture of metal office furniture, primarily rolled steel, is readily available in the world market. Certain pre-fabricated components used in the Company's piano lines are available from a limited number of sources, although no interruptions in supplies have been experienced.

ELECTRONIC CONTRACT ASSEMBLIES

    The Company entered the electronic contract assemblies market in 1985 with knowledge acquired from the production of electrical keyboards for musical instruments, which were first produced in 1963. Electronic and electro-mechanical products (electronic assemblies) are sold on a contract basis and produced to customers' specifications.
    Production takes place at two manufacturing facilities, one located in Indiana and one in Mexico. An additional facility located in Indiana was used for production during most of the year, and is currently in the process of being redeployed for the production of office furniture. A separate facility recently transferred from the Raw Materials and Other Segment, is being prepared for future production and/or warehousing space by the Electronic Contract Assemblies Segment. The facility in Mexico assembles electronic components, electronic cable harnesses and other electronic products for sale to outside customers.
The Mexican facility ceased production of piano components during 1995 to allow the Electronic Contract Assemblies Segment to expand capacity at that facility. The redeployment of these facilities allows for a more effective use of Company facilities. Products from the Mexico facility are accumulated at, and shipped from, a Texas warehouse.
    Products are marketed by Company salespersons and independent sales representatives on a contract basis. As contract electronic assemblies are manufactured based on specific orders, finished goods inventories are generally small consisting of goods awaiting shipment to a specific customer. Raw materials for specific orders are not acquired until a firm order for assembly is accepted.
    The competitive factors in the electronic contract assemblies market are price, quality, production flexibility and reliability of "on-time" delivery. The trend of OEM's in the electronic industry to subcontract the assembly process to companies with a core competence in this area, combined with the proliferation of electronic components in today's technologically advanced products has created growth in the electronic contract assemblies industry. The Electronics industry is very competitive, with many manufacturers of contract electronic assemblies, as well as in-house capabilities of existing and potential customers. The Company does not have a significant share of the market for such products.
    Raw Materials for contract electronic products are generally readily available from both domestic and foreign sources, although from time to time the industry experiences allocations of certain components due to the rapid product life cycles of certain components.
    While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the automotive (automobiles and light trucks), computer and telecommunications industries. Included in this segment are sales to two customers which account for 20.8%, 18.2% and 17.2% of consolidated net sales in 1995, 1994 and 1993, respectively. Included in sales to these two customers are sales of electronic assemblies to Kelsey-Hayes Company, Inc. which accounted for approximately 13.6% of consolidated net sales in the year ended June 30, 1995, compared to 11.9% in the year ended June 30, 1994 and 12.4% in the year ended June 30, 1993. The success of this segment is dependent on the success of our customers' products.

PROCESSED WOOD PRODUCTS AND OTHER

    The Company's manufacture and sale of processed wood products includes unprocessed lumber, dimension lumber, plywood and veneer. The Company owns and operates four sawmills, four lumber yards, four dimension lumber plants, a plant which manufactures contract wood products, a sliced veneer plant and two facilities which produce plywood and related products. An additional facility which produced face veneer during most of the 1995 fiscal year, is being prepared for redeployment to the Electronic Contract Assemblies Segment for future use.
    Processed wood and other products manufactured by the Company are used internally as well as sold to others. For fiscal year 1995, an estimated 41% of the total production of these operations was for products used internally in the Furniture and Cabinets segment. Products sold to others are marketed principally to furniture manufacturers, primarily through Company personnel.
    The competitive factors in the processed wood products market are price, quality and availability. In processed wood materials, the Company competes with many integrated forest and specialty hardwood product companies and does not have a significant share of the market for such products. Raw materials used in this business segment are generally readily available.
    Various miscellaneous products are manufactured by the Company for sales to unaffiliated customers as well as for its own use. These include polyurethane and polyester molded products, stamped metal parts, carbide cutting tools and related services on cutting tools. Services of the Company's trucking fleet are also sold to unaffiliated customers. The Company exited the automotive service business during the year and the facility was leased to an outside party.

OTHER INFORMATION
BACKLOG
    At June 30, 1995, the aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, were $230 million as compared to $199 million at June 30, 1994.

BACKLOG BY SEGMENT                             (dollars in millions)
                                          June 30, 1995     June 30, 1994

Furniture and Cabinets                        $100              $100
Electronic Contract Assemblies                 123                90
Processed Wood Products & Other                  7                 9
  Totals                                      $230              $199


Open orders as of June 30, 1995 are expected to be filled within the next fiscal year. Open orders generally are not indicative of future sales trends.

RESEARCH, PATENTS, AND TRADEMARKS
    Research costs for the fiscal years ended June 30 were approximately, in millions, $9.4 in 1995, $8.6 in 1994 and $5.9 in 1993. Research activities include the development of manufacturing processes for electronic sub-assemblies, major process improvements, wood and plastic technology, and new product development.
    The Company owns the Kimball (registered trademark) trademark, which it believes is material to its office, electronic, hospitality, healthcare, piano and home furniture businesses, and owns the following trademarks which it believes are material to its furniture business only: National (registered trademark), Cetra (registered trademark), Footprint (registered trademark), ARTEC (registered trademark), TRAXX (registered trademark) and Harpers (registered trademark); and to the piano business only: Bosendorfer (registered trademark). The Company also owns certain patents and other trademarks and has certain other patent applications pending, which in the Company's opinion are not material to its business.


ENVIRONMENT AND ENERGY MATTERS
    The Company's operations are subject to various Federal, State and Local laws and regulations with respect to environmental matters. The Company believes that it is in substantial compliance with present laws and regulations and that there are no material liabilities associated in regard to such items.
    The Company is dedicated to excellence, leadership and stewardship in matters of protecting the environment and communities in which the Company has operations. The Company believes that continued compliance with Federal, State and Local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 1997, will not represent a material portion of total capital expenditures during those years.

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

EMPLOYEES
    At June 30, 1995, the Company had 8,675 full time employees, of which 7,471 were employed in the United States and 1,204 in foreign countries. The Company has no collective bargaining agreements with respect to its domestic employees. All of the Company's foreign operations are subject to collective bargaining arrangements. The Company believes that its employee relations are good.


Item 2. - Properties
    The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, as of June 30, 1995, are as follows:

                     ------------------ Number of Facilities -------------------

                     Furniture                           Processed
                        and      Electronic Contract        Wood
                      Cabinets       Assemblies       Products and Other   Total

Indiana                 16                1                  13             30
Kentucky                 1                                    3              4
Alabama                  1                                                   1
Tennessee                                                     3              3
Mississippi                                                   1              1
Idaho                    1                                                   1
Texas                                     1                                  1
North Carolina                                                1              1
California               1                                                   1
Austria                  2                                                   2
England                  1                                                   1
Mexico                                    1                                  1

    These facilities occupy approximately 6,505,000 square feet in aggregate, of which approximately 6,455,000 square feet are owned in fee and 50,000 square feet are leased. Square footage of these facilities are summarized as follows:



                          -------- Approximate Square Footage ----------

                          Furniture                           Processed
                             and        Electronic Contract      Wood
                          Cabinets          Assemblies     Products and Other

Fee                       4,324,000          305,000           1,826,000
Leased                       39,000           11,000                 -0-
    Sub-total             4,363,000          316,000           1,826,000
Sub-leased                      -0-              -0-             (44,000)
    Total                 4,363,000          316,000           1,782,000

    Including certain leased furniture showroom areas excluded from the above listing, total facilities approximate 6.7 million square feet. (See Note 2 - Commitments - Leases of Notes to Consolidated Financial Statements in Item 8, for additional information concerning leases.)
    Included in Processed Wood Products and Other are executive, national sales and administrative offices, a product design and research center, the production facility for polyurethane and polyester molded plastic, the production facility for stamped metal products, the production facility for carbide cutting tools and related services on cutting tools, an energy center for the Kimball Industrial Park consisting of 3 trifuel boilers, and two facilities which were in the process of being redeployed as of June 30, 1995.
    Properties are generally utilized at normal capacity levels on a single shift basis, with certain facilities operating a second shift, while other facilities utilize a reduced second or third shift to meet increased demand levels. At times, certain facilities were not utilized at normal capacity levels during the fiscal year, because of declines in sales. The Energy Center is not operating at full capacity.
    Operating leases totaling 50,000 square feet expire in the next fiscal year, with substantially all leases subject to renewal options. Certain capitalized leases expired in 1995, with ownership of the properties transferred to the Company at the end of the leases. In addition to the above production, warehouse and office properties, the Company has 23 leased showroom facilities totaling 209,000 square feet, in eleven states in the United States, two locations in London, England, one location in Vienna, Austria and one location in Toronto, Canada.

    The Company owns approximately 14,226 acres of land which includes land where various Company facilities reside, including approximately 13,302 acres generally for hardwood timber reserves, approximately 196 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities and for future expansions), and approximately 60 acres in Post Falls, Idaho, where a new Harpers plant is located. Relocation to the new 461,000 square foot Post Falls facility occurred during the 1995 fiscal year.


Item 3. - Legal Proceedings
    The Registrant and its subsidiaries are not parties to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.


Item 4. - Submission of Matters to Vote of Security Holders
    None to Report

Executive Officers of the Registrant
    The executive officers of the Registrant as of August 31, 1995 are as follows:  (Age as of August 31, 1995)
                             Office and                                  Officer
Name                 Age     Area of Responsibility                       Since
Thomas L. Habig      67      Chairman of the Board of Directors            1955
Douglas A. Habig     48      President and Chief Executive Officer,        1975
                             and Director
Arnold F. Habig      88      Assistant to the Chief Executive              1950
                             Officer
James C. Thyen       51      Senior Executive Vice President - Chief       1974
                             Financial and Administrative Officer,
                             Treasurer, and Director
John B. Habig        62      Senior Executive Vice President -             1958
                             Operations Officer, Assistant Secretary,
                             and Director
Ronald J. Thyen      58      Senior Executive Vice President -             1966
                             Operations Officer, and Director
John T. Thyen        57      Senior Executive Vice President -Marketing    1978
                             and Sales, and Director
Gary P. Critser      58      Senior Executive Vice President - Chief       1967
                             Accounting Officer, Secretary, and Director


    Executive officers are elected annually by the Board of Directors.
    Thomas L. Habig, John B. Habig and Douglas A. Habig are brothers and are sons of Arnold F. Habig. James C. Thyen, Ronald J. Thyen and John T. Thyen are brothers. All of the executive officers have been employed by the Company for more than the past five years in the capacity shown or some other executive capacity.

                                      PART II


Item 5. - Market for the Registrant's Common Stock and Related Share Owner
Matters

Market Prices:  The Company's Class B Common Stock trades on The Nasdaq Stock
Market under the symbol: KBALB. High and low price ranges by quarter for the last two fiscal years as quoted by the National Association of Security Dealers
(NASDAQ) are as follows:

                                  ------- 1995 ------     ------- 1994 ------
                                    High        Low         High       Low
First Quarter. . . . . . . .      $26 1/4     $21 3/8     $30 1/2     $27 1/4
Second Quarter . . . . . . .      $26         $23         $34 1/2     $28 1/4
Third Quarter. . . . . . . .      $28 1/4     $23 3/4     $32 1/2     $26 3/4
Fourth Quarter . . . . . . .      $28 3/4     $25         $28 1/4     $22 1/2

There is no active trading market for the Company's Class A Common Stock.

Dividends: There are no restrictions on the payment of dividends except that dividends paid on Class B common stock must, by charter provisions, be on a calendar year basis $.01 per share more than dividends paid on Class A common stock. During fiscal year 1995 dividends declared were $18.0 million or $.85 per share on Class A Common Stock and $.86 per share on Class B Common Stock.
The dividends by quarter for 1995 compared to 1994 are as follows:

                                  ------ 1995 ------      ------ 1994 ------
                                  Class A    Class B      Class A    Class B
First Quarter. . . . . . . .      $.20 3/4     $.21       $.20 3/4     $.21
Second Quarter . . . . . . .      $.20 3/4     $.21       $.20 3/4     $.21
Third Quarter. . . . . . . .      $.20 3/4     $.21       $.20 3/4     $.21
Fourth Quarter . . . . . . .      $.22 3/4     $.23       $.20 3/4     $.21
Totals . . . . . . . . . . .      $.85         $.86       $.83         $.84


Share Owners: On July 26, 1995, the Company's Class A Common Stock was owned by approximately 660 Share Owners of record and the Company's Class B Common Stock by approximately 2,490 Share Owners of record, of which approximately 410 also owned Class A Common Stock.


Item 6. - Selected Financial Data (dollars in thousands, except per share amounts)

                                         Year Ended June 30,
                         1995        1994        1993        1992        1991

Net Sales              $895,912    $822,484    $722,400    $617,301    $555,263

Net Income             $ 41,439    $ 36,169    $ 30,583    $ 38,628    $ 30,017

Net Income Per
  Common Share:
     Class A              $1.96       $1.70       $1.44       $1.82       $1.41
     Class B              $1.97       $1.71       $1.45       $1.83       $1.42

Total Assets           $497,086    $471,413    $452,705    $422,023    $382,685

Long Term Debt-Less
  Current Maturities   $    924    $    811    $  2,017    $  3,157    $  4,392

Cash Dividends Per
  Common Share:
     Class A               $.85        $.83        $.77        $.69        $.65
     Class B               $.86        $.84        $.78        $.70        $.66


Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview
Net sales for fiscal year 1995 were a record $895,912,000, up 9% from 1994. Net income and Class B earnings per share increased 15% from the prior year to $41,439,000 and $1.97, respectively. The prior year's net income included the impact of adopting FASB Statement No. 109, Accounting for Income Taxes, which increased 1994 net income by $1,200,000 or 5 cents per Class B share. Cash flow for the fiscal year was a positive $20,866,000, excluding the purchases and maturities of short term investments. Open orders ended the year at $229,788,000.

Results of Operations
1995 Discussion
Fiscal year 1995 sales level reached a record $895,912,000, as each of the Company's three business segments - Furniture and Cabinets, Electronic Contract Assemblies, and Processed Wood Products and Other - reported sales increases above the prior year levels, including double digit growth in the Electronic Contract Assemblies segment.

Sales in the Furniture and Cabinets segment increased 5% when compared to the prior year, as sales increases on most major product lines were partially offset by declines in steel office furniture product line sales. Certain systems, casegoods and seating office furniture product lines experienced growth as the result of increases on both new and mature product line offerings, including market share gains in several product lines. Increased volume levels accounted for most of the product line increases, as pricing remained competitive in the office furniture industry. Production capacity constraints in systems office furniture limited further sales growth during the year. The Company is in the process of dedicating to this product line, an additional facility which was previously utilized by another segment. Sales of steel office furniture product lines declined from the prior year level, due to reduced production capacity during the start-up phase at the new Idaho production facility during the 1995 fiscal year.

Increased sales of original equipment manufacturer (OEM) cabinets and furniture and the Company's own line of hospitality furniture added to the increase in the Furniture and Cabinets segment. Double digit volume increases were experienced on OEM television and speaker cabinet product lines from existing customers, while volume increases on OEM home furniture product lines resulted from both new and existing customers. Sales of hospitality furniture increased as a result of the Company's market strategy to link its own standardized product lines of furniture to the hospitality renovation market. The Company's domestic piano unit continued to focus on increasing sales and production of OEM wood products to absorb excess production capacity resulting from the continuing decline in worldwide piano markets.

Sales in the Electronic Contract Assemblies segment increased 20% above the prior-year level as volume increases were experienced on new product assemblies including computer peripheral and telecommunication assemblies and existing product assemblies including automotive electronic assemblies. Included in this segment are sales to one customer that accounted for 13.6% of consolidated net sales in 1995 and 11.9% in 1994.

Sales in the Processed Wood Products and Other segment increased by 9%, led by an increase in outside sales of processed wood product lines and plastic components. Increases in processed wood product lines were primarily volume increases in lumber and to a lesser extent, price increases which were triggered by increased material costs. Increased sales of plastic components were the result of volume increases with new and existing customers.

Consolidated cost of sales as a percent of sales increased 0.5 percentage point due in part to a change in the sales mix. A larger portion of consolidated sales was derived from the Electronic Contract Assemblies Segment, which carries a higher cost of sales percentage than most of the Company's other major product lines. Increased material costs resulted from a sales mix change within and among business segments to product lines that require a higher level of material components, and increased material component prices. Labor costs as a percent of sales decreased due to a change in sales mix to product lines that require less labor input and efficiencies derived from the Company's process improvement initiatives. Overhead costs as a percent of sales decreased as additional production volumes were realized by improving utilization of fixed overhead costs and reduced inventory carrying costs, both resulting from process improvements. Selling, general and administrative expenses as a percent of sales continued to decline, down 0.8 percentage point, as process improvements allowed additional sales volumes to be supported by moderate additions to the Company's overall existing infrastructure. Operating income as a percent of sales increased 0.4 percentage point when compared to the prior year.

Operating income in the Furniture and Cabinets segment was down from the prior year, due to material price increases and increased selling expenses in the office furniture product lines. Timing on certain contractual selling agreements and competitive pricing pressures in the office furniture industry prevented the Company from immediately passing along material price increases to customers. Steel office furniture product lines continued to incur operating losses throughout the fiscal year on lower sales volumes, due in part to reduced production capacity during the start-up phase of the new Idaho production facility and competitive pricing pressures in this product line. The Company anticipates that its steel office furniture lines will continue to operate at a loss during the 1996 fiscal year.

Operating income improvements in OEM cabinets and furniture product lines were the result of volume increases and re-engineered processes that allowed additional volumes to be produced utilizing existing resources, while improving cost structures. Hospitality product lines showed improvements in operating income due to tactical product positioning of the Company's own standardized line of furniture to the hospitality renovation market, allowing the Company to place less reliance on costlier custom furniture sales, which are produced to customer specifications.

Operating losses in Europe widened as costs were incurred during the latter half of the fiscal year to consolidate two production facilities in the United Kingdom into one facility, permanently lowering both fixed costs and future break-even sales levels.

In the Electronic Contract Assemblies segment, operating income increased on additional volumes, due in part to process re-engineering initiatives begun in prior years that allowed additional volumes and additional product assemblies to be added during the current fiscal year. Competitive pricing pressures continued in this segment, as operating margins on these product lines were generally lower than those found on most of the Company's other major product lines.

Operating income in the Processed Wood Products and Other segment increased primarily as the result of volume increases on lumber and plastic component product lines and process improvements. The Company experienced material price increases, particularly on processed wood product lines, which were passed along to customers on a delayed basis. Material cost price increases that were experienced during most of the fiscal year have stabilized on certain components, while a few of the components' costs have receded from their recent high levels.

Other income increased over the prior-year level due to increased interest income, as positive cash flows during the year resulted in higher average investment balances and higher investment yields that were available in the financial markets during the fiscal year. The devaluation of the Mexican Peso during the fiscal year had an immaterial effect on earnings, due to the Company's capital and financing structure of its Mexican operations.

The effective income tax rate for 1995 increased 2.4 percentage points over the prior year's rate, mainly due to the adoption of FASB Statement No. 109, Accounting for Income Taxes, which reduced the prior year's Taxes on Income by $1.2 million and reduced the prior year's effective income tax rate by 2.0 percentage points. Increased losses in Europe, due to the facility combination costs, accounted for the remaining increase, as there are no current tax benefits available on these losses.

Net income for 1995 was $41,439,000, or $1.97 per share of Class B Common Stock, up 15% from the 1994 net income level of $36,169,000, or $1.71 per Class B share, and represents the second highest net income level in the history of the Company.


1994 Discussion
In 1994, net sales of $822,484,000 increased 14% above 1993, as sales increased in all three of the Company's business segments.

Sales in the Furniture and Cabinets segment increased 15%, as all principal product lines experienced increased sales levels above 1993. Overall, the sales improvement was led by increased sales of office furniture systems and casegoods product lines, in which volumes increased on both mature and new product line offerings. Certain product lines within the Company's total office furniture product offering experienced increases in market share.

Other product lines in the Furniture and Cabinets segment that experienced strong sales growth over 1993 included OEM cabinets and furniture, including a strong increase in sales of television and speaker cabinets in wood and vinyl, and hospitality product line sales, partially the result of large hospitality projects shipped in the first half of the fiscal year. Sales of other OEM wood products increased over the prior year levels, as the Company's domestic piano unit increased its production and sales of these products to utilize excess plant capacity caused by a continuing decline in worldwide piano markets.

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

Consolidated cost of sales as a percent of net sales in 1994 increased by 0.6 percentage point, due to increased material costs, resulting from both a sales mix change within the business segments and increased material prices. Labor costs as a percent of net sales were flat, while overhead costs as a percent of net sales were down from 1993, as the Company was able to hold fixed production overhead costs relatively even with 1993 levels. Although selling, general and administrative expenses as a percent of net sales continued to trend downward, down 0.7 percentage point when compared to the prior year, the Company continued to incur expenses relating to its ongoing employee training and development programs, process re-engineering, and development and implementation of enhanced information systems, including a new enterprise business and manufacturing information system. Operating income as a percent of net sales increased 0.5 percentage point when compared to 1993.

Most product lines within the Furniture and Cabinets segment experienced improvements in operating income levels when compared to fiscal 1993. The strongest improvement was in wood office furniture product lines, including record operating income levels on Kimball Office Furniture product lines.

While fiscal 1994 operating losses in the Company's European units were reduced by approximately 41% when compared to 1993, both units were negatively impacted by weak economic conditions in their principal markets. The unit in England was also negatively impacted by operating inefficiencies associated with the shift in its product line focus.

The Company incurred operating losses on its steel office furniture product line sales in fiscal 1994. These losses were due to elevated relocation expenses, increased marketing costs and operating inefficiencies.

Operating income in the Electronic Contract Assemblies segment decreased as a result of a changing sales mix, expenses associated with process re-engineering, development costs associated with the next generation of existing product lines as well as material price increases. The electronics industry remained very competitive, which caused the Company to experience some difficulty in passing on higher operating costs to its customers.

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

The 1994 effective tax rate decreased 3.5 percentage points below the 1993 level, largely due to reduced foreign operating losses, including the prior year restructuring charge, for which no income tax benefit is available. The 1994 effective income tax rate included the impact of a 1.0 percentage point increase in the U.S. statutory tax rate and the impact of adopting FASB Statement No. 109, Accounting for Income Taxes, which reduced Taxes on Income by $1.2 million and the effective tax rate by 2.0 percentage points.

Net income in 1994 was $36,169,000, or $1.71 per share of Class B Common Stock, up 18% from the 1993 net income level of $30,583,000, or $1.45 per Class B share.


Liquidity and Capital Resources
Cash, Cash Equivalents and Short-Term Investments totaled $113 million at June 30, 1995 as compared to $92 million one year earlier. Working capital and the current ratio continued to be strong at $202 million and 2.9 to 1, respectively, at June 30, 1995 as compared to $186 million and 2.8 to 1, respectively, one year earlier.

The Company generated $21 million of positive cash flow during the year, excluding the effect of purchases and maturities of short-term investments. Net cash flow from operations generated a positive $78 million for 1995 as net income was augmented by non-cash charges for depreciation and a reduction in inventories. Positive cash flow from operations was used to internally finance $37 million of capital investments for the future, $18 million of dividend payments and $4 million of treasury stock purchases. Capital investments were primarily in the areas of production equipment upgrades, production facility expansion and conversion for planned redeployment to other product lines, process improvements and information technology.

Due to the strong financial condition of the Company and the ability to generate cash, management believes there is a substantial amount of unused short-term and long-term borrowing capacity which could be utilized if necessary. For the 1996 fiscal year, the Company plans to maintain a strong liquidity position and continue to fund investments for the future from cash generated by operations.

Item 8. - Financial Statements and Supplementary Data


                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
Report of Management . . . . .. . . . . . . . . . . . . . . . . . . . . .  25

Report of Independent Public Accountants . . . . . . . . . . . . .  . . .  26

Consolidated Statement of Financial Condition
   as of June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . .  27

Consolidated Statement of Income
   for the Three Years Ended June 30, 1995. . . . . . . . . . . . . . . .  28

Consolidated Statement of Cash Flows
   for the Three Years Ended June 30, 1995. . . . . . . . . . . . . . . .  29

Consolidated Statement of Share Owners' Equity
   for the Three Years Ended  June 30, 1995 . . . . . . . . . . . . . . .  30

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . .  31-43


                               REPORT OF MANAGEMENT


To The Share Owners of Kimball International, Inc.

The management of Kimball International, Inc. is responsible for the preparation and integrity of the accompanying financial statements and other related information in this report. The consolidated financial statements of the Company and its subsidiaries, including the footnotes, were prepared in accordance with generally accepted accounting principles and include judgement and estimates, which in the opinion of management are applied on a conservative basis.

The Company maintains a system of internal controls intended to provide reasonable assurance that assets are safeguarded from loss or material misuse, transactions are authorized and recorded properly, and that the accounting records may be relied upon for the preparation of the financial statements.
This system is tested and evaluated regularly for adherence and effectiveness by the Company's staff of internal auditors, as well as the independent public accountants in connection with their annual audit.

The Audit Committee of the Board of Directors, which is comprised of three directors who are not employees of the Company, meets regularly with management, the internal auditors and the independent public accountants to review the work performed and to ensure that each is properly discharging its responsibilities. The internal auditors and the independent public accountants have free and direct access to the Audit Committee, and they meet periodically, without management present, to discuss appropriate matters.



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




August 3, 1995

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Share
Owners of Kimball International, Inc.

We have audited the accompanying consolidated statement of financial condition of Kimball International, Inc. (an Indiana corporation) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, cash flows and share owners' equity for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

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



                                                ARTHUR ANDERSEN LLP



Chicago, Illinois
August 3, 1995

                            KIMBALL INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                   (Amounts in Thousands, Except for Share Data)

                                                                         June 30
                                                                      1995      1994
Assets
Current Assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . $ 15,278  $ 15,452
 Short-term investments-at cost, estimated market
    values of $97,956 and $76,479, respectively. . . . . . . . . .   97,534    76,494
 Accounts and notes receivable, less allowance for
    possible losses of $4,245 and $4,036, respectively . . . . . .   96,057    96,118
 Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .   76,146    81,083
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21,801    19,091
      Total current assets . . . . . . . . . . . . . . . . . . . .  306,816   288,238

Property and Equipment-at cost, less accumulated depreciation. . .  177,130   171,243
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .   13,140    11,932
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . $497,086  $471,413



Liabilities and Share Owners' Equity
Current Liabilities:
 Loans payable to banks. . . . . . . . . . . . . . . . . . . . . . $  1,763  $  1,619
 Current maturities of long-term debt. . . . . . . . . . . . . . .      393     1,196
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .   35,328    33,133
 Dividends payable . . . . . . . . . . . . . . . . . . . . . . . .    4,811     4,426
 Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .   62,751    61,790
      Total current liabilities. . . . . . . . . . . . . . . . . .  105,046   102,164

Other Liabilities:
 Long-term debt, less current maturities . . . . . . . . . . . . .      924       811
 Deferred income taxes and other . . . . . . . . . . . . . . . . .   19,779    17,486
      Total other liabilities. . . . . . . . . . . . . . . . . . .   20,703    18,297

Share Owners' Equity:
 Common stock-par value $.31 1/4 per share:
  Class A-Shares authorized-10,477,000 (10,504,000 in 1994)
          Shares issued-7,335,000 (7,362,000 in 1994). . . . . . .    2,292     2,301
  Class B-Shares authorized-30,000,000
          Shares issued-14,177,000 (14,150,000 in 1994). . . . . .    4,431     4,422
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . .      812       791
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .  373,704   350,304
 Foreign currency translation adjustment . . . . . . . . . . . . .    1,981       836
 Less:  Treasury stock-at cost:
  Class A-15,000 shares (5,000 in 1994). . . . . . . . . . . . . .     (325)      (59)
  Class B-499,000 shares (345,000 in 1994) . . . . . . . . . . . .  (11,558)   (7,643)
      Total share owners' equity . . . . . . . . . . . . . . . . .  371,337   350,952
Total Liabilities and Share Owners' Equity . . . . . . . . . . . . $497,086  $471,413

See Notes to Consolidated Financial Statements

                                KIMBALL INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENT OF INCOME
                      (Amounts in Thousands, Except for Per Share Data)


                                                                Year Ended June 30
                                                            1995       1994      1993
Net Sales. . . . . . . . . . . . . . . . . . . . . . .   $895,912   $822,484  $722,400
Cost of Sales. . . . . . . . . . . . . . . . . . . . .    645,591    588,849   512,781
Gross Profit . . . . . . . . . . . . . . . . . . . . .    250,321    233,635   209,619
Selling, Administrative and General Expenses . . . . .    188,495    179,981   161,984
Restructuring Expenses . . . . . . . . . . . . . . . .        ---        ---     2,850
Operating Income . . . . . . . . . . . . . . . . . . .     61,826     53,654    44,785
Other Income (Expense):
  Interest Expense . . . . . . . . . . . . . . . . . .       (273)      (202)   (1,200)
  Interest Income. . . . . . . . . . . . . . . . . . .      5,755      2,240     4,237
  Other, Net . . . . . . . . . . . . . . . . . . . . .      3,487      3,727     5,500
   Other Income, Net . . . . . . . . . . . . . . . . .      8,969      5,765     8,537
Income Before Taxes on Income. . . . . . . . . . . . .     70,795     59,419    53,322
Taxes on Income. . . . . . . . . . . . . . . . . . . .     29,356     23,250    22,739
Net Income . . . . . . . . . . . . . . . . . . . . . .   $ 41,439   $ 36,169  $ 30,583



Net Income Per Share of Common Stock, based on the
 average number of shares outstanding during the year:
 Class A . . . . . . . . . . . . . . . . . . . . . . .      $1.96      $1.70     $1.44
 Class B . . . . . . . . . . . . . . . . . . . . . . .      $1.97      $1.71     $1.45

Average Number of Shares Outstanding:
 Class A . . . . . . . . . . . . . . . . . . . . . . .      7,334      7,366     7,383
 Class B . . . . . . . . . . . . . . . . . . . . . . .     13,737     13,799    13,816
   Totals. . . . . . . . . . . . . . . . . . . . . . .     21,071     21,165    21,199



See Notes to Consolidated Financial Statements

                                KIMBALL INTERNATIONAL INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Amounts in Thousands)
                                                                Year Ended June 30
                                                            1995       1994       1993
Cash Flows From Operating Activities:
 Net income. . . . . . . . . . . . . . . . . . . . . .   $ 41,439   $ 36,169   $ 30,583
 Non-cash charges (credits) to net income:
   Depreciation and amortization . . . . . . . . . . .     30,079     28,726     27,328
   Gain on sales of assets . . . . . . . . . . . . . .       (370)      (950)      (761)
   Deferred income tax and other deferred charges. . .        940     (3,096)      (235)
   Restructuring expenses. . . . . . . . . . . . . . .        ---        ---      2,850
 (Increase) decrease in current assets:
   Accounts and notes receivable . . . . . . . . . . .         61     (8,495)   (11,827)
   Inventories . . . . . . . . . . . . . . . . . . . .      4,937      3,583    (12,217)
   Other current assets. . . . . . . . . . . . . . . .     (1,730)       196       (488)
 Increase (decrease) in current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . .      2,195     (6,860)    13,565
   Accrued expenses. . . . . . . . . . . . . . . . . .        762      8,946     (1,489)
     Net cash provided by operating activities . . . .     78,313     58,219     47,309

Cash Flows From Investing Activities:
 Capital expenditures. . . . . . . . . . . . . . . . .    (34,508)   (46,607)   (36,983)
 Proceeds from sales of assets . . . . . . . . . . . .      2,267      1,565      1,308
 Increase in other assets. . . . . . . . . . . . . . .     (2,770)    (6,606)    (1,171)
 Purchases of short-term investments . . . . . . . . .   (110,926)   (28,512)   (54,782)
 Maturities of short-term investments. . . . . . . . .     89,886     54,615     65,043
     Net cash used for investing activities. . . . . .    (56,051)   (25,545)   (26,585)

Cash Flows From Financing Activities:
 Net change in short-term borrowings . . . . . . . . .        143     (1,860)    (2,461)
 Reduction in long-term debt . . . . . . . . . . . . .     (1,061)    (1,841)    (1,010)
 Acquisition of treasury stock, net. . . . . . . . . .     (4,160)      (339)    (1,441)
 Dividends paid. . . . . . . . . . . . . . . . . . . .    (17,653)   (17,706)   (16,042)
 Other-net . . . . . . . . . . . . . . . . . . . . . .        125        (48)        76
     Net cash used for financing activities. . . . . .    (22,606)   (21,794)   (20,878)

Effect of Exchange Rate Change
  on Cash and Cash Equivalents . . . . . . . . . . . .        170        (53)       (91)
Net (Decrease) Increase in Cash and Cash Equivalents .       (174)    10,827       (245)
Cash and Cash Equivalents at Beginning of Year . . . .     15,452      4,625      4,870
Cash and Cash Equivalents at End of Year . . . . . . .   $ 15,278   $ 15,452   $  4,625

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
  Income taxes . . . . . . . . . . . . . . . . . . . .   $ 30,600   $ 25,197   $ 26,590
  Interest . . . . . . . . . . . . . . . . . . . . . .   $    281   $    518   $  1,249

Total Cash, Cash Equivalents and Short-Term Investments:
 Cash and cash equivalents . . . . . . . . . . . . . .   $ 15,278   $ 15,452   $  4,625
 Short-term investments. . . . . . . . . . . . . . . .     97,534     76,494    102,597
   Totals. . . . . . . . . . . . . . . . . . . . . . .   $112,812   $ 91,946   $107,222

See Notes to Consolidated Financial Statements

                                KIMBALL INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF SHARE OWNERS' EQUITY
                    (Amounts in Thousands, Except for Per Share Data)

                                                              Three Years Ended June 30, 1995
                                                ----------- Common Stock-$.31 1/4 Par Value -----------
                                                -------- Class A ----------  -------- Class B ---------
                                                Authorized      Issued      Authorized     Issued
                                                  Shares    Shares   Amount   Shares   Shares   Amount
Amounts at June 30, 1992 . . . . . . . . . . . .   10,529    7,387   $2,309   30,000   14,125   $4,414
 Net income for the year . . . . . . . . . . . .
 Shares of Class A Common Stock converted to Class B
   Common Stock pursuant to charter provisions .       (6)      (6)      (2)                6        2
 Treasury stock acquired-net . . . . . . . . . .
 Cash dividends:
    Class A ($.77 per share) . . . . . . . . . .
    Class B ($.78 per share) . . . . . . . . . .
Amounts at June 30, 1993 . . . . . . . . . . . .   10,523    7,381   $2,307   30,000   14,131   $4,416
 Net income for the year . . . . . . . . . . . .
 Shares of Class A Common Stock converted to Class B
   Common Stock pursuant to charter provisions .      (19)     (19)      (6)               19        6
 Treasury stock acquired-net . . . . . . . . . .
 Cash dividends:
    Class A ($.83 per share) . . . . . . . . . .
    Class B ($.84 per share) . . . . . . . . . .
Amounts at June 30, 1994 . . . . . . . . . . . .   10,504    7,362   $2,301   30,000   14,150   $4,422
 Net income for the year . . . . . . . . . . . .
 Shares of Class A Common Stock converted to Class B
   Common Stock pursuant to charter provisions .      (27)     (27)      (9)               27        9
 Treasury stock acquired-net . . . . . . . . . .
 Cash dividends:
    Class A ($.85 per share) . . . . . . . . . .
    Class B ($.86 per share) . . . . . . . . . .
Amounts at June 30, 1995 . . . . . . . . . . . .   10,477    7,335   $2,292   30,000   14,177   $4,431

                                                      Additional
                                                        Paid-In      Retained    -- Treasury Stock --
                                                        Capital      Earnings    Shares      Amount
Amounts at June 30, 1992 . . . . . . . . . . . . . . .   $791       $317,710     (280)       $ (5,922)
 Net income for the year . . . . . . . . . . . . . . .                30,583
 Shares of Class A Common Stock converted to Class B
   Common Stock pursuant to charter provisions . . . .
 Treasury stock acquired-net . . . . . . . . . . . . .                            (58)         (1,441)
 Cash dividends:
    Class A ($.77 per share) . . . . . . . . . . . . .                (5,684)
    Class B ($.78 per share) . . . . . . . . . . . . .               (10,770)
Amounts at June 30, 1993 . . . . . . . . . . . . . . .   $791       $331,839     (338)       $ (7,363)
 Net income for the year . . . . . . . . . . . . . . .                36,169
 Shares of Class A Common Stock converted to Class B
   Common Stock pursuant to charter provisions . . . .
 Treasury stock acquired-net . . . . . . . . . . . . .                            (12)           (339)
 Cash dividends:
    Class A ($.83 per share) . . . . . . . . . . . . .                (6,114)
    Class B ($.84 per share) . . . . . . . . . . . . .               (11,590)
Amounts at June 30, 1994 . . . . . . . . . . . . . . .   $791       $350,304     (350)       $ (7,702)
 Net income for the year . . . . . . . . . . . . . . .                41,439
 Shares of Class A Common Stock converted to Class B
   Common Stock pursuant to charter provisions . . . .
 Treasury stock acquired-net . . . . . . . . . . . . .     21                    (164)         (4,181)
 Cash dividends:
    Class A ($.85 per share) . . . . . . . . . . . . .                (6,230)
    Class B ($.86 per share) . . . . . . . . . . . . .               (11,809)
Amounts at June 30, 1995 . . . . . . . . . . . . . . .   $812       $373,704     (514)       $(11,883)

See Notes to Consolidated Financial Statements

                            KIMBALL INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of all domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

On January 23, 1992, the Company acquired certain assets and assumed certain liabilities of Harpers, a manufacturer of steel office furniture. The acquisition was accounted for as a purchase and, accordingly, operating results of Harpers have been included in the Company's Consolidated Statement of Income since acquisition.

Cash, Cash Equivalents and Short-Term Investments: For purposes of the Consolidated Statement of Cash Flows, cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the time of acquisition. Short-term investments are cash investments, primarily U.S. Government securities and municipal bonds with maturities exceeding three months at the time of acquisition and are stated at amortized cost. Cash equivalents are stated at cost, which approximate market value. The Company liquidated its investment in limited partnership interests in hedged debt and equity securities during the year, which comprised 31% of the short-term investment portfolio balance at June 30, 1994. Other-net in the Consolidated Statement of Income included net investment income on this portfolio totaling $134,000 in 1995, $495,000 in 1994 and $3,341,000 in 1993.

Foreign Currency Translation: Foreign financial statements (except for Mexico, whose functional currency is the U.S. Dollar) are translated under the provisions of the Financial Accounting Standards Board Statement No. 52, whereby foreign balance sheet accounts are translated at the exchange rate in effect at year-end, income accounts are translated at the average rate of exchange during the year, and translation gains and losses are excluded from net income by being recorded as a component of share owners' equity (foreign currency translation adjustment). This component of share owners' equity reflects the cumulative effect of the translation adjustments which are excluded from net income. Financial statements of Mexican operations are translated into U.S. Dollars using both the current and historical exchange rates, with translation gains and losses included in net income. The devaluation of the Mexican Peso during the current fiscal year had an immaterial effect on the consolidated results of operations, due to the financing and capital structure of the Company's Mexican operations.

Inventory Pricing: Inventories are stated at cost or market, whichever is lower. Cost includes material, labor and applicable manufacturing overhead and is determined using the last-in, first-out (LIFO) method for the majority of domestic inventories and the first-in, first-out (FIFO) method for the remaining inventories.

Property, Equipment and Depreciation: Property and equipment are stated at cost. Depreciation is provided over the estimated useful life of the assets using the straight-line method for financial reporting purposes. Maintenance, repairs and minor renewals and betterments are expensed; major improvements are capitalized.

Capitalized Software: Purchased software used in the operations of the Company, and related consulting fees, are capitalized at cost and amortized over the estimated useful life of the software using the straight-line method for financial reporting purposes. Estimated useful lives range from 2 to 7 years. Capitalized software, net of related accumulated amortization, amounted to $7,965,000 in 1995 and $7,204,000 in 1994, and is included in Other Assets.

Medical Care and Disability Benefit Plans: The Company is self-insured with respect to certain medical care and disability benefit plans for substantially all employees. The costs for such plans are charged against earnings in the year incurred. The Company does not provide benefits under these plans to retired employees.

Research and Development: The costs of research and development are expensed as incurred. These costs were approximately, in millions, $9.4 in 1995, $8.6 in 1994 and $5.9 in 1993.

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

Earnings Per Share: Earnings per share are based on the average number of shares outstanding and are computed using the two-class common stock method because of the dividend preference of Class B Common Stock. In the years ended June 30, 1995 and 1994, outstanding stock options, if exercised, would not have had a material dilutive effect on earnings per share. There were no stock options outstanding during the year ended June 30, 1993.

Off-Balance Sheet Risk: The Company engages in several types of financing arrangements with customers, primarily certain guarantees, and also has credit risks concentrated in the automotive, computer and telecommunication industries.


Reclassifications: Certain prior year amounts have been reclassified to conform with the 1995 presentation.

New Accounting Standard: The Company has elected early adoption of Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of. The statement requires a write-down of long lived assets' carrying value equal to the sum of undiscounted future cash flows generated by those assets, if an event or change in circumstances indicates the carrying value will not be recovered. The new accounting standard has no impact on the carrying value of the Company's long lived assets as of June 30, 1995.


NOTE 2  COMMITMENTS - LEASES

Operating leases for certain office, showroom, warehouse and manufacturing facilities, and equipment, which expire 1996-2005, contain provisions under which minimum annual lease payments are, in millions, $3.7, $2.6, $2.0, $1.3 and $1.1 for the five years ended June 30, 2000, respectively, and aggregate $4.9 million from 2001 to the expiration of the leases in 2005.

Total rental expenses (including rental expenses in 1993 associated with leases from the retirement trust - see Note 16) amounted to, in millions, $9.6, $9.5 and $9.9 in 1995, 1994 and 1993, respectively.


NOTE 3   INVENTORIES

The majority of domestic inventories are valued using the lower of last-in, first-out (LIFO) cost or market method. The remaining inventories, valued using the lower of first-in, first-out (FIFO) cost or market method, represent approximately 38% of consolidated inventories at June 30, 1995, 43% at June 30, 1994 and 48% at June 30, 1993.

Had the FIFO method been used for all inventories, net income would have been, in millions, $0.9 higher in 1995, $1.2 higher in 1994, and $1.0 higher in 1993. Additionally, inventories would have been, in millions, $21.1, $19.6 and $17.5 higher at June 30, 1995, 1994 and 1993, respectively, if the FIFO method had been used.

Inventory components at June 30 are as follows:
(Amounts in Thousands)

                                               1995         1994        1993
Finished products. . . . . . . . . . . . .   $23,938      $23,780     $23,513
Work-in-process. . . . . . . . . . . . . .    12,681       14,603      17,527
Raw materials. . . . . . . . . . . . . . .    39,527       42,700      43,626
     Total inventory . . . . . . . . . . .   $76,146      $81,083     $84,666

NOTE 4   PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:
(Amounts in Thousands)
                                                1995             1994
Land . . . . . . . . . . . . . . . . . . .   $  6,058         $  5,501
Buildings and improvements . . . . . . . .    140,285          119,544
Machinery and equipment. . . . . . . . . .    241,112          224,792
Construction-in-progress . . . . . . . . .      9,070           26,433
  Totals . . . . . . . . . . . . . . . . .    396,525          376,270
     Less:  Accumulated depreciation . . .    219,395          205,027
  Net property and equipment . . . . . . .   $177,130         $171,243

Construction-in-progress at June 30, 1994, included $24 million of expenditures on a new plant facility which was substantially complete at June 30, 1994.

The useful lives, based on the Company's estimate of the service life of the classes of property, used in computing depreciation are as follows:
                                                     Years
Buildings and improvements . . . . . . . .          5 to 50
Machinery and equipment. . . . . . . . . .          3 to 15
Leasehold improvements . . . . . . . . . .          Life of Lease

Depreciation and amortization of property and equipment totaled, in millions, $27.7 for 1995, $26.9 for 1994 and $26.2 for 1993. Imputed interest costs of $345,000 and $112,000, related to the financing of certain construction projects, were capitalized during 1994 and 1993, respectively. No interest costs were capitalized during 1995.


NOTE 5   RESTRUCTURING CHARGE

The Company's 1993 net income included a $2,850,000 charge, or $.13 per share, to restructure the Company's piano operations in England and Austria. The restructuring charge in England included provisions for workforce reductions, the write-down of certain inventory and equipment to net realizable value and the reorganization of certain production lines as the subsidiary shifted its industry focus from piano components to office furniture, wood home finishing accessories and furniture components. The restructuring charge in Austria included provisions for workforce reductions, the write-down of certain inventory to net realizable value, production realignment and other associated restructuring costs in response to what the Company believed to be a permanent downward shift in the piano industry markets. The Company has completed all of the actions provided for.

NOTE 6   RETIREMENT PLAN

The Company has one trusteed defined contribution Retirement Plan in effect for substantially all domestic employees meeting the eligibility requirements. Company contributions are based on a percent of net income as defined in the plan; the percent of contribution is determined by the Board of Directors up to specific maximum limits. The plan includes a 401(k) feature, thereby permitting participants to make voluntary contributions on a pretax basis. Payments by the Company to the trusteed plan are vested and held for the sole benefit of participants. Total contributions to the Retirement Plan for 1995, 1994 and 1993 were approximately, in millions, $9.0, $9.0 and $7.5, respectively.

Employees of certain foreign subsidiaries are covered by local pension or retirement plans. Annual expense and accumulated benefits of these foreign plans are not significant to the consolidated financial statements.


NOTE 7   INCENTIVE STOCK OPTIONS

On August 11, 1987, the Board of Directors adopted the 1987 Stock Incentive Program, which was approved by the Company's Share Owners on October 13, 1987. Under this plan, 1,800,000 shares of Class B Common Stock are reserved for incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, and performance share awards available for grant to officers and other key employees of the Company and to members of the Board of Directors who are not employees. Stock options are priced at the fair market value of the stock at the date of grant. Stock options are exercisable beginning 2 years after the date of grant and expire 5 years after the date of grant. No shares were exercisable during fiscal 1994 or 1995. Approximately 110 employees were eligible to participate in the program during 1995 and 1994. Approximately 250 employees are expected to be eligible to participate in the program during 1996.

Transactions during 1994 and 1995 are as follows:
                                               Number         Per Share
                                              of Shares      Option Price
Options outstanding June 30, 1993. . . . . .        ---           ---
  Granted. . . . . . . . . . . . . . . . . .    106,650        $29.60
  Exercised. . . . . . . . . . . . . . . . .        ---           ---
  Forfeited. . . . . . . . . . . . . . . . .       (550)       $29.60
Options outstanding June 30, 1994. . . . . .    106,100        $29.60
  Granted. . . . . . . . . . . . . . . . . .    171,500        $24.44
  Exercised. . . . . . . . . . . . . . . . .        ---           ---
  Forfeited. . . . . . . . . . . . . . . . .     (6,200)       $24.44 - $29.60
Options outstanding June 30, 1995. . . . . .    271,400        $24.44 - $29.60

Shares available for future options. . . . .  1,441,448

NOTE 8  INCOME TAXES

The Company uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation reserve is provided for deferred tax assets relating to foreign net operating losses, due to uncertainty surrounding the utilization of these deferred tax assets. As stated in Note 1, the Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, effective July 1, 1993.

The components of the deferred tax assets and liabilities as of June 30, 1995 and 1994, are as follows:
(Amounts in Thousands)

                                        1995           1994
Deferred tax assets:
  Accounts receivable. . . . . . . .  $ 1,751        $ 1,688
  Inventory. . . . . . . . . . . . .    2,175          1,910
  Employee benefits. . . . . . . . .    3,964          3,086
  Other. . . . . . . . . . . . . . .    4,266          3,701
  Foreign net operating losses . . .    8,078          5,785
   Valuation reserve . . . . . . . .   (8,078)        (5,785)
    Total. . . . . . . . . . . . . .  $12,156        $10,385

Deferred tax liabilities:
  Property & equipment . . . . . . .  $12,240        $12,959
  Other. . . . . . . . . . . . . . .    3,769          1,823
    Total. . . . . . . . . . . . . .  $16,009        $14,782

The components of income before taxes on income are as follows:
(Amounts in Thousands)
                                                      Year Ended June 30
                                                1995         1994        1993
United States . . . . . . . . . . . . . .     $76,989      $64,532     $63,185
Foreign . . . . . . . . . . . . . . . . .      (6,194)      (5,113)     (9,863)
     Total income before taxes. . . . . .     $70,795      $59,419     $53,322


Taxes on income are composed of the following items:
(Amounts in Thousands)
                                                1995         1994        1993
Currently payable:
     Federal. . . . . . . . . . . . . . .     $25,119      $22,500     $19,351
     Foreign. . . . . . . . . . . . . . .         ---          ---         ---
     State. . . . . . . . . . . . . . . .       4,781        3,846       3,623
                                               29,900       26,346      22,974
Deferred:
     Federal. . . . . . . . . . . . . . .        (544)      (2,734)        (25)
     Foreign. . . . . . . . . . . . . . .         ---            7        (248)
     State. . . . . . . . . . . . . . . .         ---         (369)         38
                                                 (544)      (3,096)       (235)
        Total taxes on income . . . . . .     $29,356      $23,250     $22,739

A reconciliation of the statutory U.S. income tax rate to the Company's effective income tax rate follows:

                                                              Year Ended June 30
(Amounts in Thousands)                             1995              1994            1993
                                               Amount    %       Amount    %     Amount    %
Taxes computed at statutory rate . . . . . .  $24,778  35.0%    $20,797  35.0%  $18,130  34.0%
State income taxes,
  net of Federal income tax benefit  . . . .    3,107   4.4       2,500   4.2     2,416   4.5
Foreign operating losses - limited
  tax benefit currently available. . . . . .    2,168   3.1       1,796   3.0     3,105   5.8
Adoption of FASB No. 109 . . . . . . . . . .      ---   ---      (1,200) (2.0)      ---   ---
Other-net. . . . . . . . . . . . . . . . . .     (697) (1.0)       (643) (1.1)     (912) (1.7)
     Total taxes on income . . . . . . . . .  $29,356  41.5%    $23,250  39.1%  $22,739  42.6%


NOTE 9   SHORT-TERM LINES OF CREDIT

The Company obtains short-term funds primarily in its European operations, under lines of credit extended by several principal banks at negotiated rates.
Additional information for the years ended June 30, 1995, 1994 and 1993 is as follows:



(Amounts in Thousands)
                                                                               1995      1994      1993
Available unused short-term lines of credit at June 30 . . . . . . . . . . .  $5,069    $5,119    $5,559
Maximum short-term borrowings outstanding during the year. . . . . . . . . .  $1,826    $3,499    $8,740
Weighted average short-term borrowings outstanding during the year . . . . .  $1,597    $1,823    $5,117
Weighted average interest rate on short-term borrowings during the year. . .     5.1%      6.6%      9.4%
Weighted average interest rate on borrowings outstanding at June 30. . . . .     5.6%      5.4%      7.8%


NOTE 10  COMMON STOCK

Shares of Class B Common Stock are entitled to dividends at a differential of $.01 per share more, on a calendar year basis, than the dividends paid in such a year on Class A Common Stock, during each calendar year in which dividends are paid on the Company's Class A Common Stock. The owners of both Class A and Class B Common Stock are entitled to share pro-rata, irrespective of class, in the distribution of the Company's available assets upon dissolution.

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

NOTE 11  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is summarized as follows:
(Amounts in Thousands, Except for Per Share Data)
                                                            Three Months Ended
                                          September 30   December 31     March 31      June 30
1995:
 Net Sales. . . . . . . . . . . . . . . .   $209,411      $230,088      $236,819      $219,594
 Gross Profit . . . . . . . . . . . . . .   $ 58,858      $ 65,030      $ 63,888      $ 62,545
 Net Income . . . . . . . . . . . . . . .   $  8,423      $ 11,660      $ 10,831      $ 10,525
 Net Income Per Share of Common Stock:
  Class A . . . . . . . . . . . . . . . .       $.40          $.55          $.51          $.50
  Class B . . . . . . . . . . . . . . . .       $.40          $.55          $.52          $.50

1994:
 Net Sales. . . . . . . . . . . . . . . .   $197,882      $205,804      $208,576      $210,222
 Gross Profit . . . . . . . . . . . . . .   $ 57,135      $ 56,611      $ 58,905      $ 60,984
 Net Income . . . . . . . . . . . . . . .   $ 10,280      $  8,404      $  8,681      $  8,804
 Net Income Per Share of Common Stock:
  Class A . . . . . . . . . . . . . . . .       $.48          $.40          $.41          $.41
  Class B . . . . . . . . . . . . . . . .       $.48          $.40          $.42          $.41

1993:
 Net Sales. . . . . . . . . . . . . . . .   $171,191      $175,825      $181,715      $193,669
 Gross Profit . . . . . . . . . . . . . .   $ 50,610      $ 50,949      $ 52,594      $ 55,466
 Net Income . . . . . . . . . . . . . . .   $  7,320      $  4,742      $  9,033      $  9,488
 Net Income Per Share of Common Stock:
  Class A . . . . . . . . . . . . . . . .       $.34          $.23          $.42          $.45
  Class B . . . . . . . . . . . . . . . .       $.34          $.23          $.43          $.45


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

NOTE 12  SHORT-TERM INVESTMENTS

Short-term investments are summarized as follows:
(Amounts in Thousands)
                                      ------ 1995 ------       ------ 1994 -----
                                      Fair     Amortized       Fair    Amortized
                                      Value       Cost         Value      Cost
Debt Securities:
 Held-to-Maturity Securities:
   U.S. Treasury Notes. . . . . . .  $84,363     $83,983      $35,053    $35,149
   Tax Advantaged Municipal Bonds .    6,421       6,389       15,282     15,186
   Other Securities . . . . . . . .    7,042       7,032        1,986      2,001
 Total Held-to-Maturity Securities.   97,826      97,404       52,321     52,336
Other Investments . . . . . . . . .      130         130       24,158     24,158
Total Short-term Investments. . . .  $97,956     $97,534      $76,479    $76,494

The Company's debt securities are classified as held-to-maturity securities under Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's Other Investments listed in 1994 consisted of investments in limited partnership interests in hedged debt and equity securities, which were liquidated during the 1995 fiscal year.

The Company has the positive intent and financial ability to hold all securities classified as held-to-maturity until their contractual maturity dates.
Discounts and premiums are amortized over the life of the security. Unrealized holding gains and (losses) were $550,000 and $(128,000) at June 30, 1995, and $113,000 and $(128,000) at June 30, 1994, respectively. Fair values are estimated based upon the quoted market values of those, or similar instruments. The majority of the held-to-maturity securities mature within a 12-month period.


NOTE 13  LONG-TERM DEBT

Long-Term Debt is principally foreign borrowing incurred to finance long-term requirements in Europe. Aggregate maturities of long-term debt for the next five years are $393,000, $309,000, $167,000, $13,000 and $14,000, respectively.
Interest rates range from 5.25% to 10.375%. Based upon borrowing rates currently available to the Company, the fair value of the Company's debt approximates the carrying value.

NOTE 14  ACCRUED EXPENSES

Accrued expenses at June 30 consist of:
(Amounts in Thousands)
                                                   1995           1994
Income taxes . . . . . . . . . . . . . . . . .   $ 1,573        $ 2,673
Property taxes . . . . . . . . . . . . . . . .     5,982          5,944
Compensation . . . . . . . . . . . . . . . . .    24,463         23,797
Retirement plan. . . . . . . . . . . . . . . .     8,877          9,036
Other expenses . . . . . . . . . . . . . . . .    21,856         20,340
 Total accrued expenses. . . . . . . . . . . .   $62,751        $61,790


NOTE 15  BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company has three business segments which are as follows:

Furniture and Cabinets: Sales include office, hospitality, healthcare and home furniture; television and stereo cabinets; pianos and piano cases, keys and actions; and other miscellaneous products. Intersegment sales are insignificant.

Electronic Contract Assemblies: Sales include electronic and electro-mechanical products (electronic assemblies) manufactured on a contract basis to customers' specifications. There are no intersegment sales.

Processed Wood Products and Other: Processed Wood Products include the sales of lumber, dimension lumber, plywood, veneer and other miscellaneous wood product sales. "Other" sales include plastic components, stamped metal products, carbide cutting tools and related services on cutting tools, and other miscellaneous services, totaling approximately 31% in 1995, 22% in 1994, and 21% in 1993, of the total customer sales of this segment. Intersegment sales include these same basic wood products, assembled components and miscellaneous products, which are used in the final production of office, home, hospitality and healthcare furniture, cabinets and pianos; thus, intersegment sales consist of sales to the Furniture and Cabinets segment.

Total United States sales by geographic area includes export sales of, in millions, $25.3 in 1995, $18.4 in 1994, and $18.2 in 1993, primarily to North American customers. Included in the Electronic Contract Assemblies segment are sales to two customers which accounted for 20.8%, 18.2% and 17.2% of consolidated net sales in 1995, 1994 and 1993, respectively. One customer accounted for 13.6% of consolidated net sales in 1995, 11.9% in 1994, and 12.4% in 1993. Foreign customer sales are generally to European customers. The eliminations from operating income are various transactions including intercompany profit in inventories. Identifiable assets eliminated generally consist of intercompany profit in inventories and intercompany accounts receivable.

Intersegment sales are generally priced at cost plus a percentage mark-up, and are generally thought to be marginally less than prices which would be charged for the same product to unaffiliated customers.

Business Segment
(Amounts in Thousands)

                                     -------------------------- Year Ended June 30 --------------------------
                                     ------- 1995 ---------   ------- 1994 ---------    ------- 1993 --------
                                     Customers Intersegment   Customers Intersegment   Customers Intersegment
Net Sales:
  Furniture and Cabinets. . . . . . . $570,219    $   295      $544,719    $   501      $474,222    $   524
  Electronic Contract Assemblies. . .  245,101        ---       204,149        ---       180,464        ---
  Processed Wood Products and Other .   80,592     55,980        73,616     54,597        67,714     47,294
    Total Net Sales . . . . . . . . . $895,912    $56,275      $822,484    $55,098      $722,400    $47,818

(Amounts in Thousands)
                                             ------ Year Ended June 30 --------
                                             1995           1994           1993
Operating Income:
  Furniture and Cabinets . . . . . . . . . $ 30,966       $ 33,034       $ 24,229
  Electronic Contract Assemblies . . . . .   20,804         13,496         14,722
  Processed Wood Products and Other. . . .   10,056          7,124          5,823
  Eliminations . . . . . . . . . . . . . .        0              0             11
    Total Operating Income . . . . . . . . $ 61,826       $ 53,654       $ 44,785



Identifiable Assets:
  Furniture and Cabinets . . . . . . . . . $253,597       $256,423       $235,464
  Electronic Contract Assemblies . . . . .   90,235         79,313         65,545
  Processed Wood Products and Other. . . .   43,159         48,762         48,473
  Eliminations . . . . . . . . . . . . . .   (2,717)        (5,031)        (3,999)
    Totals . . . . . . . . . . . . . . . .  384,274        379,467        345,483
Unallocated Corporate Assets:
  Cash, Cash Equivalents and
   Short-Term Investments. . . . . . . . .  112,812         91,946        107,222
    Total Assets . . . . . . . . . . . . . $497,086       $471,413       $452,705

Business Segment
(Amounts in Thousands)
                               --------- 1995 ---------  --------- 1994 ---------  --------- 1993 ---------
                                Depreciation              Depreciation             Depreciation
                                     and       Capital         and       Capital       and       Capital
                               Amortization Expenditures Amortization Expenditures Amortization Expenditures

Furniture and Cabinets . . . . . . $19,674     $19,995       $19,062     $36,051     $18,830     $24,454
Electronic Contract Assemblies . .   5,790       9,277         4,954       7,092       3,566       8,577
Processed Wood Products and Other.   4,615       5,636         4,710       3,464       4,932       3,952

Geographic Area
(Amounts in Thousands)
                                            --------- Year Ended June 30 ---------
                                               1995           1994           1993
Net Sales:
  United States. . . . . . . . . . . . . .  $873,543       $802,117       $702,279
  Foreign. . . . . . . . . . . . . . . . .    23,350         22,371         23,193
  Eliminations . . . . . . . . . . . . . .      (981)        (2,004)        (3,072)
    Total Net Sales. . . . . . . . . . . .  $895,912       $822,484       $722,400

Operating Income:
  United States. . . . . . . . . . . . . .  $ 67,285       $ 58,933       $ 53,308
  Foreign. . . . . . . . . . . . . . . . .    (5,889)        (5,674)        (9,370)
  Eliminations . . . . . . . . . . . . . .       430            395            847
    Total Operating Income . . . . . . . .  $ 61,826       $ 53,654       $ 44,785

Identifiable Assets:
  United States. . . . . . . . . . . . . .  $378,983       $372,440       $340,618
  Foreign. . . . . . . . . . . . . . . . .    19,415         22,149         26,750
  Eliminations . . . . . . . . . . . . . .   (14,124)       (15,122)       (21,885)

    Totals . . . . . . . . . . . . . . . .   384,274        379,467        345,483
Unallocated Corporate Assets:
  Cash, Cash Equivalents and
   Short-Term Investments. . . . . . . . .   112,812         91,946        107,222
    Total Assets . . . . . . . . . . . . .  $497,086       $471,413       $452,705


NOTE 16  AFFILIATED COMPANIES AND AFFILIATED DEPOSITORY

The Habig family owns directly or shares voting power in excess of 50% of the Class A Common Stock of Kimball International, Inc. (See Note 10).

The Company maintains as a depository a bank; an influential portion of the stock of the bank holding company is owned by officers and directors of the Company and the Kimball International, Inc. Employee Retirement Trust. The bank renders services to the Company; the aggregate net annual expense of such services is not material in amount.

On June 30, 1993, the Company purchased from its Employee Retirement Trust, four parcels of real estate which the Company had previously leased from the Trust. The purchase price of the four parcels totaled $7.7 million, which represented the market value of the real estate at the date of purchase based upon independent appraisals. Annual rental payments under the leases aggregated $795,000 in the fiscal year ended June 30, 1993.



Item 9. -  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosures
    None

                                     PART III



Item 10. - Directors and Executive Officers of the Registrant

Directors
    The information called for by this item with respect to Directors is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of share owners to be held October 24, 1995 under the captions - "Election of Directors"; "Information Concerning the Board of Directors and Committees"; and "Compensation of Executive Officers".

Executive Officers of the Registrant
    The information called for by this item with respect to Executive Officers of the Registrant is included at the end of Part I and is incorporated herein by reference.


Item 11. - Executive Compensation
    The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of share owners to be held October 24, 1995 under the caption "Compensation of Executive Officers".


Item 12. - Security Ownership of Certain Beneficial Owners and Management
    The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of share owners to be held October 24, 1995 under the caption "Share Ownership Information".


Item 13. - Certain Relationships and Related Transactions
    The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of share owners to be held October 24, 1995 under the caption "Compensation Committee Interlocks and Insider Participation".

                                      PART IV



Item 14. - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

     1.  Financial Statements:
     The following consolidated financial statements of the Registrant are found in Item 8 and incorporated herein.
                                                                         Page
Report of Management . . . . . . . . . . . . . . . . . . . . . . . . . .  25
Report of Independent Public Accountants . . . . . . . . . . . . . . . .  26
Consolidated Statement of Financial Condition
   as of June 30, 1995 and 1994. . . . . . . . . . . . . . . . . . . . .  27
Consolidated Statement of Income
   for the Three Years Ended June 30, 1995 . . . . . . . . . . . . . . .  28
Consolidated Statement of Cash Flows
   for the Three Years Ended June 30, 1995 . . . . . . . . . . . . . . .  29
Consolidated Statement of Share Owners' Equity
   for the Three Years Ended June 30, 1995 . . . . . . . . . . . . . . .  30
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .  31-43

    2.  Financial Statement Schedules:
                                                                         Page
VIII.  Valuation and Qualifying Accounts
          for the Three Years Ended June 30, 1995. . . . . . . . . . . .  48

    Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

    3.  Exhibits
    See the Exhibit Index on page 49 for a list of the exhibits filed or incorporated herein as a part of this report.


(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the 1995 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               KIMBALL INTERNATIONAL, INC.


                            by Gary P. Critser
                               GARY P. CRITSER
                               Senior Executive Vice President,
                               Chief Accounting Officer and Secretary
                               September 6, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                               James C. Thyen
                               JAMES C. THYEN
                               Senior Executive Vice President,
                               Chief Financial and Administrative Officer and Treasurer
                               September 6, 1995


                               Douglas A. Habig
                               DOUGLAS A. HABIG
                               President and Chief Executive Officer
                               September 7, 1995


                               Gary P. Critser
                               GARY P. CRITSER
                               Senior Executive Vice President,
                               Chief Accounting Officer and Secretary
                               September 6, 1995

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



         JOHN T. THYEN*                                ANTHONY P. HABIG*
         Director                                      Director



         GARY P. CRITSER*                              BRIAN K. HABIG*
         Director                                      Director



         CHRISTINE M. VUJOVICH*                        JACK R. WENTWORTH*
         Director                                      Director



* The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date

September 7, 1995                                       Ronald J. Thyen
                                                        RONALD J. THYEN
                                                        Director



September 9, 1995                                       Leonard B. Marshall, Jr.
                                                        LEONARD B. MARSHALL, JR.
                                                        Director


                                 Attorneys-In-Fact

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
Schedule VIII. - Valuation and Qualifying Accounts
(Amounts in Thousands)

Column A                         Column B           Column C             Column D    Column E
                                              ------Additions------
                                              Charged                    Accounts
                                 Balance at   to Costs     Charged      Written Off  Balance
                                 Beginning      and        to Other       Net of     at End
Description                      of Year      Expenses     Accounts     Recoveries   of Year
YEAR ENDED JUNE 30, 1995:
  Allowances for possible losses:
      Bad Debts                   $4,036       $  772       ---          $(563)       $4,245

  Valuation Allowance:
      Deferred Tax Asset          $5,785       $2,293       ---            ---        $8,078



YEAR ENDED JUNE 30, 1994:
  Allowances for possible losses:
      Bad Debts                   $4,916       $   26       ---          $(906)       $4,036


  Valuation Allowance:
    **Deferred Tax Asset             ---       $5,785       ---            ---        $5,785




YEAR ENDED JUNE 30, 1993:
  Allowances for possible losses:
      Bad Debts                   $4,550       $1,048       ---          $(682)       $4,916





** The company adopted Financial Accounting Standards Board Statement No. 109,
   Accounting for Income Taxes, effective July 1, 1993. Upon adoption, a valuation allowance was provided to offset the increase in deferred tax assets relating to foreign net operating losses, due to uncertainty surrounding the utilization of those deferred tax assets. Subsequent additions to foreign deferred tax assets are provided for by additions to the valuation account.


                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES

                                INDEX OF EXHIBITS

 3(a) Restated Articles of Incorporation of the Company. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1994.)

 3(b) Restated Bylaws of the Company. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1994.)

10(a)*   Supplemental Bonus Plan.  (Incorporated by reference to the Company's
         Form 10-K for the year ended June 30, 1994.)

10(b)*   Employment Contract with Arnold F. Habig dated June 12, 1990.

10(c)* Agreement with Directors who are also employees of the Company concerning $25,000 payment to a named beneficiary upon death.
         (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1992.)

10(d)*   1987 Stock Incentive Program.  (Incorporated by reference to the
         Company's Form 10-K for the year ended June 30, 1993.)

10(e)* Amendments to 1987 Stock Incentive Program. (Incorporated by reference to the Company's Form 10-K for the year ended
         June 30, 1993.)

10(f)* Form of Incentive Stock Option. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1993.)

10(g)* Form of Nonqualified Stock Option. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1993.)

10(h)*   Form of Split Dollar Life Insurance Contract.

10(i)*   Supplemental Executive Retirement Plan.

11       Computation of Earnings Per Share.

21       Significant Subsidiaries of the Company.

23       Consent of Independent Public Accountants.

24       Power of Attorney.

27       Financial Data Schedule.


* = constitutes management contract or compensatory arrangement.

                                       -49-