Form 10-Q
period 1995-09-30
KIMBALL INTERNATIONAL INC
filed 1995-10-26
CIK 55772

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes _X_  No___

The number of shares outstanding of the Registrant's common stock as of October 19, 1995 was:

   Class A Common Stock - 7,280,204 shares
   Class B Common Stock - 13,678,691 shares

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX





                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Statement of Financial Condition

          - September 30, 1995 (Unaudited), June 30, 1995
            and September 30, 1994 (Unaudited) . . . . . . . . . . . . .   3

          Consolidated Statement of Income (Unaudited)

          - Three Months Ended September 30, 1995 and 1994 . . . . . . .   4

          Consolidated Statement of Cash Flows (Unaudited)

          - Three Months Ended September 30, 1995 and 1994 . . . . . . .   5

          Notes To Consolidated Financial Statements (Unaudited) . . . .   6



  Item 2. Management's Discussion and Analysis Of
          Financial Condition and Results of Operations. . . . . . . . .  7-9


PART II  OTHER INFORMATION:


  Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  10

                                   Signatures. . . . . . . . . . . . . .  10

             - Exhibit #11 - Computation of Earnings Per Share
                (Part I Exhibit)

             - Exhibit #27 - Financial Data Schedule (Part I Exhibit)



                                     PART I.
                              FINANCIAL INFORMATION
                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                             (dollars in thousands)

                                                  (unaudited)               (unaudited)
                                                  September 30,   June 30,  September 30,
ASSETS                                                1995         1995         1994
CURRENT ASSETS:
  Cash and cash equivalents                         $  7,618     $ 15,278     $  7,222
  Short-term investments at cost, estimated
    market value of $109,416, $97,956, and $79,145.  109,046       97,534       79,389
  Accounts and notes receivable, less allow-
    ance for possible losses of $4,087, $4,245,
    and $3,788.                                      106,648       96,057       98,479
  Inventories                                         78,845       76,146       87,033
  Other                                               20,127       21,801       19,908
     Total Current Assets                            322,284      306,816      292,031

PROPERTY AND EQUIPMENT - at cost, less
  accumulated depreciation of $217,262,
  $219,395, and $208,536.                            176,122      177,130      172,215

OTHER ASSETS                                          13,914       13,140       11,909
     Total Assets                                   $512,320     $497,086     $476,155

LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Loans payable to banks                            $  2,488     $  1,763     $  1,440
  Current maturities of long-term debt                   391          393        1,210
  Accounts payable                                    49,514       35,328       37,971
  Dividends payable                                    4,802        4,811        4,424
  Accrued expenses                                    60,938       62,751       57,223
     Total Current Liabilities                       118,133      105,046      102,268
OTHER LIABILITIES:
  Long-term debt, less current maturities                760          924        1,095
  Deferred income taxes and other                     19,802       19,779       17,675
     Total Other Liabilities                          20,562       20,703       18,770
SHARE OWNERS' EQUITY:
  Common stock                                         6,723        6,723        6,723
  Additional paid-in capital                             812          812          812
  Foreign currency translation adjustment              1,668        1,981        1,193
  Retained earnings                                  377,320      373,704      354,303
  Less:  Treasury stock, at cost                     (12,898)     (11,883)      (7,914)
     Total Share Owners' Equity                      373,625      371,337      355,117

       Total Liabilities and Share Owners' Equity   $512,320     $497,086     $476,155

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 (dollars in thousands except per share amounts)





                                                           (unaudited)
                                                       Three Months Ended
                                                           September 30,
                                                        1995         1994

Net Sales                                             $218,933      $209,411

Cost of Sales                                          163,077       150,553

Gross Profit                                            55,856        58,858

Selling, Administrative and General Expenses            45,160        45,854


Operating Income                                        10,696        13,004

Other Income (Expense):
  Interest Expense                                         (88)          (45)
  Interest Income                                        1,897         1,076
  Other - net                                            1,464           480
                                                         3,273         1,511

Income Before Taxes on Income                           13,969        14,515

Taxes on Income                                          5,551         6,092

Net Income                                            $  8,418      $  8,423


Earnings Per Share of Common Stock:
     Class A Common Stock                                $ .40         $ .40
     Class B Common Stock                                $ .40         $ .40

Dividends Per Share of Common Stock:
     Class A Common Stock                                $ .22 3/4     $ .20 3/4
     Class B Common Stock                                $ .23         $ .21

Average total number of shares outstanding
  Class A and B Common Stock                          20,972,043    21,157,497
See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)



                                                                      (unaudited)
                                                                    Three Months Ended
                                                                      September 30,
                                                                     1995      1994
Cash Flows From Operating Activities:
  Net income                                                       $  8,418  $  8,423
  Non-cash charges (credits) to net income:
     Depreciation and amortization                                    8,044     7,560
     Gain on sales of assets                                         (1,620)       (7)
     Deferred income tax and other deferred charges                     466       633
  (Increase) decrease in current assets:
     Accounts and notes receivable                                  (10,591)   (2,361)
     Inventories                                                     (2,699)   (5,950)
     Other current assets                                             1,480    (1,015)
  Increase (decrease) in current liabilities:
     Accounts payable                                                14,186     4,838
     Accrued expenses                                                (2,256)   (5,040)
          Net Cash Provided By Operating Activities                  15,428     7,081

Cash Flows From Investing Activities:
  Capital expenditures                                               (8,706)   (7,609)
  Proceeds from sales of assets                                       3,266       216
  Increase in other assets                                             (716)     (355)
  Purchases of short-term investments                               (37,879)  (43,842)
  Maturities of short-term investments                               26,367    40,947
          Net Cash Used For Investing Activities                    (17,668)  (10,643)

Cash Flows From Financing Activities:
  Net change in short-term borrowings                                   726      (179)
  Decrease in long-term debt                                           (166)      (73)
  Dividends paid                                                     (4,812)   (4,426)
  Acquisition of treasury stock, net                                 (1,015)     (245)
  Other - net                                                          (126)      231
          Net Cash Used For Financing Activities                     (5,393)   (4,692)

Effect of Exchange Rate Change on
  Cash and Cash Equivalents                                             (27)       24
Net Decrease in Cash and Cash Equivalents                            (7,660)   (8,230)
Cash and Cash Equivalents-Beginning of Period                        15,278    15,452
Cash and Cash Equivalents-End of Period                            $  7,618  $  7,222

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income Taxes                                                  $  1,306  $  1,788
     Interest                                                      $     97  $     85

Total Cash, Cash Equivalents and
  Short-Term Investments:
     Cash and cash equivalents                                     $  7,618  $  7,222
     Short-term investments                                         109,046    79,389
          Totals                                                   $116,664  $ 86,611
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

(2)  Inventories consist of:  (in thousands)

                      September 30,     June 30,    September 30,
                          1995            1995          1994

      Raw Materials      $41,380         $39,527       $41,597
      Work-in-Process     13,276          12,681        14,225
      Finished Goods      24,189          23,938        31,211
         Total           $78,845         $76,146       $87,033

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

(4) Certain prior year amounts have been reclassified to conform with the fiscal 1996 presentation.

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                             MANAGEMENT'S DISCUSSION
                                       AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
Net sales for the first quarter of the 1996 fiscal year increased 5% when compared to the first quarter of the prior year. Net income and Class B earnings per share equaled the prior year's first quarter results despite the increase in sales, due primarily to an unfavorable change in the product mix. Cash flow for the first quarter was a positive $3,852,000, excluding the purchases and maturities of short-term investments.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994
First quarter 1996 net sales were $218,933,000, an increase of 5% when compared to the prior year's first quarter. Additional assembly volumes in the Electronic Contract Assemblies segment drove the increase in sales.

Sales in the Furniture and Cabinets segment decreased 2% when compared to the first quarter in the prior year, primarily caused by lower shipments on original equipment manufacturer (OEM) product lines. In the office furniture product line, selling prices were impacted by increased competitive price discounting which is occurring in the industry. Production capacity constraints limited additional potential growth in the systems office furniture product line. The Company is in the process of dedicating an additional facility, which was previously utilized by another segment, to this product line with full production levels anticipated in the latter half of this fiscal year. Sales volumes increased in steel office furniture product lines, when compared to the first quarter of the prior year at which time shipment levels were negatively impacted by the relocation of the steel office furniture production facility to Idaho. Sales of OEM cabinets and furniture decreased from the prior year levels, as certain customers shifted production schedules, including brief temporary reductions in shipments. Rescheduling and production flexibility is inherent in the OEM supplier industry and periodically causes short-term fluctuations in any given quarter. The company's domestic piano production facility, which has increased its production mix towards OEM production to absorb excess plant capacity, also reported lower sales due to the rescheduling of certain OEM product line shipments along with the continuing decline in the worldwide piano market. Sales of hospitality furniture increased from the prior year levels as a result of the Company focusing its marketing efforts on the hospitality renovation market.

Sales in the Electronic Contract Assemblies segment grew 30% when compared to the prior year's first quarter sales. Sales of new computer and computer peripheral product assemblies from both new and existing customers added to existing product assemblies, including electronic automotive and telecommunication assemblies. Re-engineering of production and supporting processes allowed the Company to add this additional business to existing production facilities. Included in this segment are sales to one customer that accounted for 13% of consolidated first quarter net sales in fiscal year 1996 and 14% in 1995. Open orders increased 34% above the prior year's first quarter level.

Sales in the Processed Wood Products and Other segment declined 17%, primarily on lower sales volumes of processed wood product lines. Sales of lumber and dimension wood product lines declined from the prior year, primarily as a result of lower sales volumes to outside parties during the first quarter of fiscal year 1996. Sales volumes on plastic components also decreased from the prior year's first quarter.

Consolidated cost of sales as a percent of sales increased 2.6 percentage points due in part to an unfavorable change in the product mix. The Company continued to experience a change in sales mix towards products which contain a higher material content, particularly those product lines in the Electronic Contract Assemblies segment. Labor costs as a percent of sales decreased 1.2 percentage points as the change in product mix shifted to product lines requiring less labor content. Labor efficiency was hampered as the result of new product start-up inefficiencies and the effect of the July-August intense heat on the production labor force during the first quarter of fiscal year 1996. Overhead costs as a percent of sales decreased 0.6 percentage point as process improvements allowed additional production volumes to be supported by the Company's existing production overhead structure. Selling, general and administrative expenses as a percent of sales declined 1.3 percentage points as these fixed costs were able to support additional sales volumes. Cost reduction initiatives are currently being accelerated to reduce the Company's cost structure and promote improved profitable growth.

Operating income in the Furniture and Cabinets segment declined from the prior year's first quarter due to increased price discounting in the office furniture market, a change in the product mix within office furniture product lines and increased material costs. Costs were incurred in the first quarter of the 1996 fiscal year to improve future profitability, including costs to prepare an existing facility for redeployment to the systems office furniture product line during this fiscal year, re-engineering and technology costs. Steel office furniture product lines continued to operate at a loss during the first quarter and the Company anticipates that these product lines will continue to operate at a loss during the remainder of the 1996 fiscal year. OEM product lines, which traditionally have variation in quarter over quarter comparisons, reported lower operating income when compared to the same quarter in the prior year due to lower product shipments requested by certain customers. Operating income on hospitality product lines declined in the quarter as production start-up costs were incurred to expand the standard in-line product line offering. Operating losses in Europe were reduced in this year's first quarter due to benefits derived from the Company combining two production facilities into one during the latter half of the prior year, thereby permanently reducing the European cost structure.

Operating income improvements in the Electronic Contract Assemblies segment were the result of additional sales volumes from both new and existing customers, as compared to the prior year's first quarter. These additional volumes were produced at existing facilities, which was made possible through the Company's re-engineering efforts to simplify and streamline various production processes. Although the dollar amount of operating income increased as the result of additional assembly volumes, operating income as a percent of sales declined, as start-up costs on certain new assemblies reduced the operating profit generated from those sales. Operating margins on these product lines, as a percent of sales, are generally lower than those found on most of the Company's other product lines.

Operating income in the Processed Wood Products and Other segment declined primarily due to lower sales volumes on lumber and dimension wood product lines. Operating profit on metal part sales improved over the prior year's first quarter, due to increased production efficiencies combined with product pricing and marketing analysis.

Investment income increased due to higher average investment balances and higher effective yields from those investments, when compared to the prior year's first quarter. Other-net increased primarily due to increased gains realized on the sale of certain assets, when compared to the prior year's first quarter.

The effective income tax rate for the first quarter of fiscal year 1996 decreased 2.3 percentage points from the prior year's first quarter as a result of lower operating losses in Europe.

Net income for the first quarter of the 1996 fiscal year was $8,418,000 or 40 cents per share, on par with last year's net income of $8,423,000 or 40 cents per share.

LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents and Short-Term Investments total $117 million at September 30, 1995 as compared to $87 million one year earlier. Working capital and the current ratio continued to be a strong $204 million and 2.7 to 1, respectively, at September 30, 1995 as compared to $190 million and 2.9 to 1, respectively, one year earlier.

The Company generated $3.9 million positive cash flow during the first quarter of the 1996 fiscal year, excluding purchases and maturities of short-term investments. Net cash flow from operations generated a positive $15.4 million for the first quarter. The Company invested $9.4 million in capital additions and other assets for the future. Primary areas of investment were production equipment upgrades, facility conversion for planned redeployment to other product lines, and facility upgrades. The Company incurred $5.4 million of net cash outflows for financing purposes, primarily to pay dividends and acquire $1.0 million of treasury stock during the first quarter.

The company expects to maintain a strong liquidity position throughout the 1996 fiscal year with cash needs being met by cash provided by operations, cash balances and short-term investments on hand. Due to the Company's strong financial condition and ability to generate cash from operations, management believes there is a substantial amount of unused short-term and long-term borrowing capacity which could be utilized if necessary.

                                    PART II.
                                OTHER INFORMATION



Item 6. -  Exhibits and Reports on Form 8-K

          (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

               (11) Computation of earnings per share

               (27) Financial Data Schedule


          (b)  Reports on Form 8-K

               No reports on Form 8-K have been filed during the three months ended September 30, 1995.








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


Date:  October 26, 1995