Form 10-Q
period 1995-12-31
KIMBALL INTERNATIONAL INC
filed 1996-02-01
CIK 55772

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1995

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


The number of shares outstanding of the Registrant's common stock as of January 19, 1996 were:

   Class A Common Stock - 7,320,354 shares
   Class B Common Stock - 13,585,541 shares

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX


                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Statement of Financial Condition
          - December 31, 1995 (Unaudited), June 30, 1995
            and December 31, 1994 (Unaudited) . . . . . . . . . . . . . . 3

          Consolidated Statement of Income (Unaudited)
          - Six Months Ended December 31, 1995 and 1994 . . . . . . . . . 4
          - Three Months Ended December 31, 1995 and 1994 . . . . . . . . 5

          Consolidated Statement of Cash Flows (Unaudited)
          - Six Months Ended December 31, 1995 and 1994 . . . . . . . . . 6

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

             - Exhibit #3(b) - Restated By-Laws of the Company

             - Exhibit #11 - Computation of Earnings Per Share
                (Part I Exhibit)

             - Exhibit #27 - Financial Data Schedule
                (Part I Exhibit)


                                     PART I.
                              FINANCIAL INFORMATION
                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                             (dollars in thousands)

                                                    (unaudited)             (unaudited)
                                                    December 31,  June 30,  December 31,
                                                       1995         1995         1994
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $ 15,251     $ 15,278     $  4,990

  Short-term investments at cost, estimated           106,576       97,534       81,946
      market value of $107,379, $97,956 and $81,327
  Accounts and notes receivable, less allow-
    ance for possible losses of $3,975,
    $4,245 and $3,923                                  96,241       96,057      101,170
  Inventories                                          75,792       76,146       82,216
  Other                                                20,185       21,801       19,434
     Total Current Assets                             314,045      306,816      289,756

PROPERTY AND EQUIPMENT - at cost, less
  accumulated depreciation of $219,455,
  $219,395 and $214,133                               176,777      177,130      175,320

OTHER ASSETS                                           14,399       13,140       11,837

     Total Assets                                    $505,221     $497,086     $476,913

LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Loans payable to banks                             $  2,665     $  1,763     $  1,574
  Current maturities of long-term debt                    583          393          462
  Accounts payable                                     40,002       35,328       34,340
  Dividends payable                                     4,790        4,811        4,405
  Accrued expenses                                     55,047       62,751       56,730
     Total Current Liabilities                        103,087      105,046       97,511

OTHER LIABILITIES:
  Long-term debt, less current maturities               2,519          924        1,045
  Deferred income taxes and other                      19,898       19,779       17,988
     Total Other Liabilities                           22,417       20,703       19,033

SHARE OWNERS' EQUITY:
  Common stock                                          6,723        6,723        6,723
  Additional paid-in capital                              870          812          812
  Foreign currency translation adjustment               1,649        1,981        1,368
  Retained earnings                                   384,821      373,704      361,557
  Less:  Treasury stock, at cost                      (14,346)     (11,883)     (10,091)
     Total Share Owners' Equity                       379,717      371,337      360,369

       Total Liabilities and Share Owners' Equity    $505,221     $497,086     $476,913

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 (dollars in thousands except per share amounts)


                                                           (unaudited)
                                                        Six Months Ended
                                                           December 31,
                                                       1995           1994

Net Sales                                            $453,472       $439,499

Cost of Sales                                         332,891        315,611

Gross Profit                                          120,581        123,888

Selling, Administrative and General Expenses           92,481         93,633


Operating Income                                       28,100         30,255

Other Income (Expense):
  Interest Expense                                       (215)           (58)
  Interest Income                                       3,769          2,303
  Other - net                                           2,416          1,406
                                                        5,970          3,651

Income Before Taxes on Income                          34,070         33,906

Taxes on Income                                        13,361         13,823

Net Income                                           $ 20,709       $ 20,083

Earnings Per Share of Common Stock:
     Class A Common Stock                                $.99           $.95
     Class B Common Stock                                $.99           $.95

Dividends Per Share of Common Stock:
     Class A Common Stock                                $.45 1/2       $.41 1/2
     Class B Common Stock                                $.46           $.42

Average total number of shares outstanding
     Class A and B Common Stock                      20,941,469     21,119,602

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 (dollars in thousands except per share amounts)


                                                          (unaudited)
                                                       Three Months Ended
                                                          December 31,
                                                       1995          1994

Net Sales                                            $234,539      $230,088

Cost of Sales                                         169,814       165,058

Gross Profit                                           64,725        65,030

Selling, Administrative and General Expenses           47,321        47,779


Operating Income                                       17,404        17,251

Other Income (Expense):
  Interest Expense                                       (127)          (13)
  Interest Income                                       1,872         1,227
  Other - net                                             952           926
                                                        2,697         2,140

Income Before Taxes on Income                          20,101        19,391

Taxes on Income                                         7,810         7,731

Net Income                                           $ 12,291      $ 11,660

Earnings Per Share of Common Stock:
     Class A Common Stock                                $.59          $.55
     Class B Common Stock                                $.59          $.55

Dividends Per Share of Common Stock:
     Class A Common Stock                                $.22 3/4      $.20 3/4
     Class B Common Stock                                $.23          $.21

Average total number of shares outstanding
     Class A and B Common Stock                      20,910,895    21,081,706

See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)


                                                                     (unaudited)
                                                                   Six Months Ended
                                                                      December 31,
                                                                  1995          1994
Cash Flows From Operating Activities:
  Net income                                                   $ 20,709      $ 20,083
  Non-cash charges (credits) to net income:
     Depreciation and amortization                               16,326        14,886
     Gain on sales of assets                                     (1,625)         (116)
     Deferred income tax and other deferred charges                 512           946
  (Increase) Decrease in current assets:
     Accounts and notes receivable                                 (184)       (5,052)
     Inventories                                                    354        (1,134)
     Other current assets                                           390          (739)
  Increase (Decrease)in current liabilities:
     Accounts payable                                             4,674         1,207
     Accrued expenses                                            (7,260)       (5,533)
          Net Cash Provided By Operating Activities              33,896        24,548

Cash Flows From Investing Activities:
  Capital expenditures                                          (17,265)      (17,644)
  Proceeds from sales of assets                                   5,672           566
  Increase in other assets                                       (1,797)         (656)
  Purchases of short-term investments                           (45,291)      (67,413)
  Maturities of short-term investments                           36,249        61,961
          Net Cash Used For Investing Activities                (22,432)      (23,186)

Cash Flows From Financing Activities:
  Net change in short-term borrowings                               903           (45)
  Decrease in long-term debt                                       (202)         (871)
  Dividends paid                                                 (9,614)       (8,850)
  Acquisition of treasury stock, net of sales                    (2,405)       (2,390)
  Other - net                                                      (135)          250
          Net Cash Used For Financing Activities                (11,453)      (11,906)

Effect of Exchange Rate Change on
  Cash and Cash Equivalents                                         (38)           82
Net Decrease in Cash and Cash Equivalents                           (27)      (10,462)
Cash and Cash Equivalents-Beginning of Period                    15,278        15,452
Cash and Cash Equivalents-End of Period                        $ 15,251      $  4,990

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income taxes                                              $ 17,315      $ 14,638
     Interest                                                  $    184      $    160

Total Cash, Cash Equivalents and
  Short-Term Investments:
     Cash and cash equivalents                                 $ 15,251      $  4,990
     Short-term investments                                     106,576        81,946
          Totals                                               $121,827      $ 86,936

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

(2)  Inventories consist of:  (in thousands)

                      December 31,      June 30,    December 31,
                          1995            1995          1994
      Raw Materials      $41,480         $39,527       $43,667
      Work-in-Process     12,426          12,681        14,472
      Finished Goods      21,886          23,938        24,077
         Total           $75,792         $76,146       $82,216

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

(4) Results of operations for the six month period are not necessarily indicative of the results to be expected for the entire fiscal year.

(5) Certain prior year amounts have been reclassified to conform with the fiscal 1996 presentation.

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                             MANAGEMENT'S DISCUSSION
                                       AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
Net sales increased 2% in the second quarter and 3% in the first six months of the 1996 fiscal year when compared to the same periods of the prior fiscal year. Net income and earnings per share increased 5% in the second quarter when compared to the strong second quarter of the prior year and increased 3% in the first six months of the 1996 fiscal year when compared with the same period one year earlier. Earnings per share matched the record-high quarterly earnings per share amount of 59 cents per share. Cash flow, excluding the purchases and maturities of short-term investments, was a positive $9 million for the six month period.


RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1994
Net sales for the second quarter of the 1996 fiscal year were $234,539,000, an increase of 2% when compared to the second quarter of the prior year. Net sales for the first six months of the 1996 fiscal year were $453,472,000, an increase of 3% above the same period one year earlier.

Overall sales in the Company's largest segment, Furniture and Cabinets, equaled last year's level for the three and six month periods. In the office furniture product line, sales of systems office furniture were restrained from potential growth due to production capacity constraints. The Company is in the process of dedicating to this product line an existing facility, which was previously used by another segment, with production start-up anticipated in the third quarter. Operating income in the office furniture product line declined for the three and six month periods due to an unfavorable shift in product mix and certain facility preparation costs which were partially offset by cost reductions initiatives. The Company's steel office furniture production facility incurred reduced losses and continues to improve efficiencies since its start-up in the prior fiscal year. Increased selling costs are currently being incurred on this part of the product line to expand into selected new markets and offer these products as part of an integrated office furniture solution. Sales of Original Equipment Manufacturer (OEM) product lines, primarily television cabinets and residential furniture, increased in the second quarter when compared to one year earlier due to product rescheduling shifted from the first quarter as requested by certain customers. Rescheduling and production flexibility are inherent in the OEM supplier market and may cause short-term fluctuations in any given quarter. On a year-to-date basis, OEM sales are above the prior year levels. Operating profits for both periods on OEM products are lower when compared to the prior year, due primarily to an unfavorable sales mix towards lower margin products. Sales of hospitality furniture increased in the three and six month periods when compared to the same periods one year earlier due to greater volumes of standard high-end products targeted to the hospitality renovation market. These additional volumes increased operating profits in the second quarter, and were offset with product offering expansion costs when comparing the six month period to the year earlier period. The Company's European subsidiaries were profitable in the second quarter and approached break-even results for the six month period as compared to operating losses in both periods of the prior year, due primarily to the benefits derived from the combining of two production facilities into one at the end of the prior fiscal year and other manufacturing efficiency improvements.

Sales in the Company's second largest segment, Electronic Contract Assemblies, grew 17% for the second quarter and 23% for the first six months of the 1996 fiscal year when compared to the same periods in the prior fiscal year.

Incremental sales for both periods were due to higher volumes from existing automotive and telecommunication customers in addition to products manufactured for new computer customers. This sales growth occurred primarily at the Company's Mexican facility which focuses on computer and peripheral products, despite purchasing limitations on certain raw material components. Operating profits increased in the three and six month periods from the same periods one year earlier due primarily to the re-engineering of assembly and supporting processes which allowed the Company to operate with less facility square footage while manufacturing these increased volumes. Included in this segment is one customer which accounted for 14% of consolidated revenue in the current fiscal year and 13% in the prior fiscal year, for both the three and six month periods ended December 31.

Net sales in the Company's smallest segment, Processed Wood Products and Other, declined 28% from the prior year's three month period and 27% from the six month period, due in part to the Company reducing its production capacity of processed wood products sold to outside customers. Sales of plastic components also declined from the prior year levels for the three and six month periods due to customer order cancellations. Operating income in this segment declined for the three and six month periods when compared to the prior year, reflecting the lower sales volumes.

Consolidated cost of sales as a percent of sales increased 0.7 percentage point for the second quarter and increased 1.6 percentage points for the six month period when compared to the prior year, due to an unfavorable change in product mix to products which carry a higher material content. Partial relief was obtained through reduced labor and overhead costs, as a percent of sales, which were made possible through re-engineering and cost reduction initiatives. Consolidated selling, general and administrative expense as a percent of sales declined 0.6 percentage point for the three month period and 0.9 percentage point for the six month period when compared to the prior year, due in part to cost reduction initiatives.

Operating income for the second quarter of 1996 was $17,404,000, an increase of 1% when compared to the second quarter of 1995 due in part to reduced selling, general and administrative expenses which more than offset an unfavorable sales mix. Operating income for the six month period was $28,100,000, a decrease of 7% when compared to the same period in the prior year, due in part to an unfavorable sales mix being partially offset by lower selling, general and administrative expenses.

Investment income increased in the three and six month periods when compared to the same periods in the previous year due primarily to higher average investment balances. Other, net increased in the six month period when compared to the prior year due primarily to gains realized on the sale of certain assets.

The effective income tax rate decreased 1.0 percentage point in the second quarter and 1.6 percentage points in the six month period when compared to the prior year due primarily to European operating losses which provided no tax benefit in the prior year.

The Company achieved net income of $12,291,000 or 59 cents per share for the second quarter of the 1996 fiscal year, a 5% increase over the prior year's strong second quarter income of $11,660,000. Net income for the first six months of the 1996 fiscal year totaled $20,709,000 or 99 cents per share, a 3% increase over the same period in the prior year of $20,083,000 or 95 cents per share. Earnings per share for the quarter tied an all-time record quarterly earnings per share amount.


LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents and Short-Term Investments totaled $122 million at December 31, 1995 as compared to $87 million one year earlier. Working capital and the current ratio continued to be a strong $211 million and 3.0 to 1, respectively, at December 31, 1995 as compared to $192 million and 3.0 to 1, respectively, one year earlier.

The Company generated $9 million of positive cash flow in the six months ended December 31, 1995, excluding purchases and maturities of short-term investments. Net cash flow generated from operations amounted to $34 million for the six month period ended December 31, 1995. The Company reinvested $19 million in capital investments for the future, primarily in the areas of production equipment upgrades, facility conversion costs for planned redeployment, and facility and trucking fleet upgrades. $11 million was used for financing activities, primarily to pay dividends.

The Company anticipates maintaining a strong liquidity position throughout the 1996 fiscal year with cash needs being met by cash flows provided by operations, cash balances and short-term investments on hand. Based upon the Company's strong financial condition and ability to generate cash, management believes that there is a substantial amount of unused short-term and long-term borrowing capacity which could be utilized, if necessary.

                                    PART II.
                                OTHER INFORMATION

Item 4(c)  -  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Share Owners was held on October 24, 1995. The Board of Directors was elected in its entirety, based on the following election results:

  Nominees as Directors by
Holders of Class A Common Stock         Votes For*          Votes Withheld
      Thomas L. Habig                   6,911,729              5,341
      Douglas A. Habig                  6,911,729              5,341
      James C. Thyen                    6,911,729              5,341
      John B. Habig                     6,911,729              5,341
      Ronald J. Thyen                   6,911,569              5,501
      Christine M. Vujovich             6,909,969              7,101
      Dr. Jack R. Wentworth             6,911,729              5,341
      Brian K. Habig                    6,911,729              5,341
      John T. Thyen                     6,911,569              5,501
      Gary P. Critser                   6,911,729              5,341

   * Votes for nominees as Directors by holders of Class A Common Stock totaled either 6,911,729, 6,911,569 or 6,909,969 shares, with each amount representing 94.4% of the total 7,319,896
     Class A shares outstanding eligible to vote.

  Nominee as Director by
Holders of Class B Common Stock         Votes For*          Votes Withheld
      Leonard B. Marshall, Jr.         12,435,489              49,625

   * Votes for nominee as Director by holders of Class B Common Stock totaled 12,435,489 shares, or 90.9% of the total 13,678,443 Class B shares outstanding and eligible to vote.


Item 6. -  Exhibits and Reports on Form 8-K

          (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

               (3(b)) Restated By-Laws of the Company

               (11)   Computation of earnings per share

               (27)   Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended December 31, 1995.

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



Date:  February 1, 1996