Form 10-Q
period 1996-03-31
KIMBALL INTERNATIONAL INC
filed 1996-04-25
CIK 55772

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

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


The number of shares outstanding of the Registrant's common stock as of April 15, 1996 were:

   Class A Common Stock -  7,311,714 shares
   Class B Common Stock - 13,594,281 shares

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX


                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Statement of Financial Condition
          - March 31, 1996 (Unaudited)and June 30, 1995 . . . . . . . . . 3

          Consolidated Statement of Income (Unaudited)
          - Three Months and Nine Months Ended March 31, 1996 and 1995. . 4

          Consolidated Statement of Cash Flows (Unaudited)
          - Nine Months Ended March 31, 1996 and 1995 . . . . . . . . . . 5

          Notes To Consolidated Financial Statements (Unaudited). . . . . 6-7


  Item 2. Management's Discussion and Analysis Of
          Financial Condition and Results of Operations . . . . . . . . . 8-11



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

                                   SIGNATURES . . . . . . . . . . . . . . 12

             - Exhibit #11 - Computation of Earnings Per Share
                (Part I Exhibit)

             - Exhibit #27 - Financial Data Schedule
                (Part I Exhibit)


                                                        PART I.
                                                FINANCIAL INFORMATION
                                    KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                               (dollars in thousands)


                                                            (unaudited)
                                                              March 31,                 June 30,
                                                               1996                      1995
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $  7,244                  $ 15,278
  Short-term investments at cost, estimated                   109,585                    97,534
      market value of $109,671 and $97,956.
  Accounts and notes receivable, less allow-
      ance for possible losses of $3,529 and
      $4,245.                                                  95,439                    96,057
  Inventories                                                  92,004                    76,146
  Other                                                        19,647                    21,801
     Total Current Assets                                     323,919                   306,816

PROPERTY AND EQUIPMENT - at cost, less
  accumulated depreciation of $221,823
  and $219,395.                                               177,183                   177,130

OTHER ASSETS                                                   23,168                    13,140

     Total Assets                                            $524,270                  $497,086

LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Loans payable to banks                                     $  2,565                  $  1,763
  Current maturities of long-term debt                            549                       393
  Accounts payable                                             48,143                    35,328
  Dividends payable                                             4,790                     4,811
  Accrued expenses                                             60,322                    62,751
     Total Current Liabilities                                116,369                   105,046

OTHER LIABILITIES:
  Long-term debt, less current maturities                       3,104                       924
  Deferred income taxes and other                              20,006                    19,779
     Total Other Liabilities                                   23,110                    20,703

SHARE OWNERS' EQUITY:
  Common stock                                                  6,723                     6,723
  Additional paid-in capital                                      873                       812
  Foreign currency translation adjustment                       1,541                     1,981
  Retained earnings                                           390,000                   373,704
  Less:  Treasury stock, at cost                              (14,346)                  (11,883)
     Total Share Owners' Equity                               384,791                   371,337

       Total Liabilities and Share Owners' Equity            $524,270                  $497,086


See Notes to Consolidated Financial Statements

                                   KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF INCOME
                                 (dollars in thousands except per share amounts)



                                                 (unaudited)                           (unaudited)
                                             Three Months Ended                     Nine Months Ended
                                                  March 31,                              March 31,
                                            1996           1995                    1996           1995

Net Sales                               $  223,915     $  236,819              $  677,387     $  676,318

Cost of Sales                              159,791        172,931                 492,682        488,542

Gross Profit                                64,124         63,888                 184,705        187,776

Selling, Administrative                     46,535         47,101                 139,016        140,734
  and General Expenses

Product Line Exit Costs                      3,400            -                     3,400           -

Operating Income                            14,189         16,787                  42,289         47,042

Other Income (Expense):
  Interest Expense                            (121)           (60)                   (336)          (118)
  Interest Income                            1,836          1,609                   5,605          3,912
  Other - net                                1,124            703                   3,540          2,109
                                             2,839          2,252                   8,809          5,903

Income Before Taxes on Income               17,028         19,039                  51,098         52,945

Taxes on Income                              7,059          8,208                  20,420         22,031

Net Income                              $    9,969     $   10,831              $   30,678     $   30,914


Earnings Per Share of Common Stock:
     Class A Common Stock                     $.47           $.51                   $1.46          $1.46
     Class B Common Stock                     $.48           $.52                   $1.47          $1.47

Dividends Per Share of Common Stock:
     Class A Common Stock                     $.22 3/4       $.20 3/4                $.68 1/4       $.62 1/4
     Class B Common Stock                     $.23           $.21                    $.69           $.63

Average total number of shares
   outstanding Class A and B
   Common Stock                         20,905,962     21,040,406              20,929,633     21,093,203


See Notes to Consolidated Financial Statements

                                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (dollars in thousands)


                                                                      (unaudited)
                                                                    Nine Months Ended
                                                                       March 31,

                                                                 1996            1995
Cash Flows From Operating Activities:
  Net income                                                   $ 30,678         $ 30,914
  Non-cash charges (credits) to net income:
     Depreciation and amortization                               24,884           22,448
     Gain on sales of assets                                     (1,415)            (256)
     Deferred income tax and other deferred charges                 619            1,343
     Product line exit costs                                      3,400               -
  (Increase) Decrease in current assets:
     Accounts and notes receivable                                  618           (4,310)
     Inventories                                                (15,858)             207
     Other current assets                                           734           (1,318)
  Increase (Decrease) in current liabilities:
     Accounts payable                                            12,815            5,780
     Accrued expenses                                            (5,385)           4,465
          Net Cash Provided By Operating Activities              51,090           59,273

Cash Flows From Investing Activities:
  Capital expenditures                                          (26,245)         (22,065)
  Proceeds from sales of assets                                   6,014            1,185
  Increase in other assets                                      (11,122)          (1,275)
  Purchases of short-term investments                           (66,300)         (89,743)
  Maturities of short-term investments                           54,249           72,949
          Net Cash Used For Investing Activities                (43,404)         (38,949)

Cash Flows From Financing Activities:
  Increase in short-term borrowings                                 803               69
  Increase (Decrease)in long-term debt                              508           (1,036)
  Dividends paid                                                (14,404)         (13,255)
  Acquisition of treasury stock, net of sales                    (2,405)          (3,401)
  Other - net                                                      (187)             483
          Net Cash Used For Financing Activities                (15,685)         (17,140)

Effect of Exchange Rate Change on
  Cash and Cash Equivalents                                         (35)              84
Net Increase (Decrease) in Cash and Cash Equivalents             (8,034)           3,268
Cash and Cash Equivalents-Beginning of Period                    15,278           15,452
Cash and Cash Equivalents-End of Period                        $  7,244         $ 18,720

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income taxes                                              $ 25,221         $ 20,126
     Interest                                                  $    284         $    231

Total Cash, Cash Equivalents and
  Short-Term Investments:
     Cash and cash equivalents                                 $  7,244         $ 18,720
     Short-term investments                                     109,585           93,288
          Totals                                               $116,829         $112,008



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

(2)  Inventories consist of:  (in thousands)
                         March 31,       June 30,
                          1996            1995
      Raw Materials      $52,020         $39,527
      Work-in-Process     15,583          12,681
      Finished Goods      24,401          23,938
         Total           $92,004         $76,146

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

(4) Results of operations for the nine month period are not necessarily indicative of the results to be expected for the entire fiscal year.

(5) Certain prior year amounts have been reclassified to conform with the fiscal 1996 presentation.

(6) Effective March 29, 1996, the Company acquired certain assets of ELMO Semi-conductor Corporation of California and all of the outstanding capital stock of ELMO Semiconducteurs SARL of France, providers of semiconductor DIE processing, testing, design and packaging. The acquisition was accounted for as a purchase, with operating results to be in the Company's consolidated statement of income from the date of acquisition. The acquisition was financed with the Company's available cash on hand.

(7) The Company announced a strategic decision in the third quarter of the 1996 fiscal year to cease production and sales of its domestic wholesale piano product line, due to the continuing decline in the domestic piano market. This product line accounted for less than 2% of fiscal year 1995 consolidated sales. A pretax provision of $3.4 million was established during the third quarter to cover all estimated costs associated with exiting this product line, including estimates for incremental selling costs, impairment of assets and obsolete inventory. Final sales and production are anticipated to be complete by the end of this current fiscal year. As of March 31, 1996, incremental selling costs of $248,000 were paid and applied against the liability account.

                    Management's Discussion and Analysis
              of Financial Condition and Results of Operations


OVERVIEW
Net sales decreased 5% in the third quarter and remained constant in the first nine months of the 1996 fiscal year when compared to the same periods of the prior fiscal year. Net income for the third quarter and nine month periods reached record levels for those time periods, increasing 9% and 5%, respectively, when compared to the year earlier periods, excluding the effects of the Company's cost to exit the domestic wholesale piano product line in the current quarter. Including these product line exit costs, net income and earnings per share decreased 8% for the third quarter and declined 1% in the year to date period as compared to the prior year. Cash flow generated from operations was $51 million for the current nine month period.


RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1995.
Net sales for the third quarter of the 1996 fiscal year were $223,915,000, a decrease of 5% when compared to the third quarter of the prior year, primarily due to lower demand in the Company's Original Equipment Manufacturer (OEM) and Electronic Contract Assemblies product lines. Net sales for the first nine months of the 1996 fiscal year were $677,387,000, as compared to $676,318,000 one year earlier.

Net sales in the Company's largest segment, Furniture and Cabinets, remained constant with last year's level for the three and nine month periods. Sales increased in the Company's office furniture product line, with sales of value oriented wood casegoods and steel office furniture product lines leading the increase. The Company completed the conversion of an existing facility, previously used by the Contract Electronics Assemblies segment, to a facility that produces systems office furniture during the third quarter. This facility was dedicated to fulfill the long-term growth that management anticipates in the Company's systems office furniture product line. Start-up costs for this facility have been charged to operating expense during the 1996 fiscal year. Operating income in the office furniture product line increased for the three and nine month periods due primarily to reduced losses on steel office furniture product lines, as volume increases and improved manufacturing efficiencies were partially offset by increased selling costs as this product line was expanded into select new markets. The Company's steel office furniture production fac-ility continues to improve efficiencies since its start-up in the prior fiscal year. Sales of Original Equipment Manufacturer (OEM) product lines, primarily television cabinets and residential furniture, decreased in the three and nine month periods when compared to one year earlier, due to lower than usual demand experienced in the cyclically-low third quarter. This lower demand was due in part to the distribution channel aligning inventory levels with less aggressive retail sales forecasts of certain products. Management anticipates normal demand should resume once inventory levels are properly aligned with sales estimates. Some production capacity was utilized for production of other product lines sold within this segment. Production flexibility is inherent in the OEM supplier market and may cause short-term fluctuations in any given quarter.

The decrease in OEM sales volume, and to a lesser extent an unfavorable sales mix towards lower margin products, caused operating profits to be lower when compared to the prior year for both the third quarter and year-to-date periods. Sales of hospitality furniture continued to increase in the three and nine month periods when compared to the same periods one year earlier, due to greater volumes of standard and high-end products targeted to the hospitality renovation market. These additional volumes increased operating profits in the three and nine month periods when compared to the year earlier periods. Product offering expansion costs were incurred during the earlier part of this fiscal year, allowing additional sales to be realized in the third quarter as the result of an expanded product offering. The Company's European subsidiaries continued to sharply reduce their operating losses as compared to the year earlier periods when facility combination costs were incurred, primarily due to the benefits derived from the combining of two production facilities into one at the end of the prior fiscal year and other manufacturing efficiency improvements.

Net sales in the Company's second largest segment, Electronic Contract Assemblies, declined 9% in the third quarter when compared to the same period in the prior fiscal year. The decline in the quarter was due primarily to a softening demand in the telecommunications market and production rescheduling resulting from the General Motors strike. Management anticipates that some of these lost third quarter sales will be regained in the fourth quarter. Rescheduling, production flexibility and material availability are inherent in the contract electronic assemblies market and may cause short-term fluctuations in any given quarter. Year-to-date sales have increased 11% from the prior year due to higher volumes from existing automotive, computer and computer peripheral customers in addition to products manufactured for new computer customers, despite purchasing limitations on certain raw material components. Third quarter operating profits declined from the prior year due to lower sales volumes. Operating profits increased in the nine month period from the prior year due primarily to additional sales volumes which were produced with less facility square footage as the result of re-engineering assembly and support processes. Included in this segment is one customer which accounted for 15% of consolidated revenue in the third quarter and 14% in the year-to-date period of the current fiscal year, as compared to 14% of consolidated revenue in both periods of the prior year. The Company purchased certain assets of ELMO Semiconductor and all the capital stock of ELMO Semiconductuers, SARL as of March 29, 1996. The design, testing and packaging technologies acquired, including multichip modules, will be combined to enhance and expand the Company's existing core competencies in servicing the contract electronics market. The acquisition was accounted for as a purchase, with ELMO's results of operations to be included in consolidated results of operations from the date of acquisition.

Net sales in the Company's smallest segment, Processed Wood Products and Other, declined 33% from the prior year's third quarter and 29% from the nine month period, due in part to the Company reducing its production capacity of processed wood products sold to outside customers and an industry-wide softening in demand for processed wood products, which management believes to be temporary. Operating income in this segment declined for the three and nine month periods when compared to the prior year, reflecting the lower sales volumes. This segment continues to supply a significant amount of production output for use in the Furniture and Cabinets segment.

Consolidated cost of sales as a percent of sales decreased 1.6 percentage points for the third quarter when compared to the prior year, primarily due to a shift in product line mix to products which carry a lower material content and improvements in manufacturing efficiency. Consolidated cost of sales as a percent of sales increased 0.5 percentage point for the nine month period, primarily due to a shift in product line mix to products which carry a higher material content, which was partially offset by improvements in labor efficiency. The effect of material price increases has diminished when compared to the prior year.

Consolidated selling, general and administrative expense as a percent of sales increased 0.9 percentage point for the three month period, primarily due to the lower sales volume having no effect on the fixed portion of these costs, although cost reduction initiatives provided some relief. Selling, general and administrative expense, as a percent of sales, decreased 0.3 percentage point for the nine month period when compared to the prior year, due in part to cost reduction initiatives. In dollar terms, these costs were lower than the prior year level for both the three and nine month periods, despite general inflationary cost increases.

The Company announced a strategic decision in the third quarter of the current fiscal year to cease production and sales of its domestic wholesale piano product line, due to the continuing decline in the domestic piano market. A provision of $3.4 million was established during the third quarter to cover all estimated costs associated with exiting this product line, including estimates for incremental selling costs, impairment of assets and obsolete inventory. The after-tax earnings per share effect of this charge amounted to $0.09 per share. Planning for this exit was managed to minimize disruption and allow employees to transfer to other areas of the company where possible. As such, a minimal amount of employee-related costs were provided for. Final sales and production are anticipated to be complete by the end of this current fiscal year. This product line accounted for less than 2% of consolidated sales for fiscal year 1995. The decision allows this facility to target higher margin products in the future, including sales and production of OEM products.

Excluding the product line exit costs, operating income for the third quarter of 1996 was $17,589,000, an increase of 5% when compared to the third quarter of 1995, primarily due to manufacturing efficiency improvements at the steel office furniture production facility and in the Company's European operations. Operating income for the nine month period, excluding the product line exit costs, was $45,689,000, a decrease of 3% when compared to the same period in the prior year, due in part to an unfavorable sales mix being partially offset by manufacturing efficiency improvements. Including the product line exit costs, operating profit was $14,189,000 for the three month period and $42,289,000 for the nine month period, decreases of 15% and 10%, respectively.

Investment income increased in the three and nine month periods when compared to the same periods in the previous year due primarily to higher average investment balances. Other, net increased in the three and nine month period when compared to the prior year due primarily to gains realized on the sale of certain assets.

The effective income tax rate decreased 1.6 percentage points in both the three and nine month periods when compared to the prior year due primarily to larger European operating losses in the prior year which provided no tax benefit.

The Company achieved net income, excluding the effects of the product line exit costs, of $11,839,000 for the third quarter of the 1996 fiscal year, a 9% increase over the prior year's third quarter income of $10,831,000. Net income for the first nine months of the 1996 fiscal year, excluding the effects of the product line exit costs, totaled $32,548,000, a 5% increase over the same period in the prior year of $30,914,000. Excluding the effects of the Company's cost to exit the domestic wholesale piano product line, net income for the third quarter and nine month periods ended March 31 was a record for both of those periods. Net income for the third quarter, including the effects of the product line exit costs, was $9,969,000 or $0.48 per Class B share, a decrease of 8% when compared to the prior year. Net income for the nine month period amounted to $30,678,000 or $1.47 per Class B share, a decrease of 1% when compared to the prior year.


LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents and Short-Term Investments totaled $117 million at March 31, 1996 as compared to $112 million one year earlier. Working capital and the current ratio continued to be strong at $208 million and 2.8 to 1, respectively, at March 31, 1996 as compared to $202 million and 2.9 to 1, respectively, one year earlier.

Operating activities continued to generate positive cash flow, which amounted to $51 million for the nine months ended March 31, 1996. The Company reinvested $37 million of this amount in capital investments for the future, including the acquisition of certain assets of ELMO Semiconductors and the capital stock of ELMO Semiconductuers, SARL, production equipment upgrades, facility upgrades, facility conversion costs for planned redeployment and trucking fleet upgrades. $16 million was used for financing activities, primarily to pay dividends. Net cash flow, excluding the purchases and maturities of short-term investments, amounted to a positive $4 million for the nine month period ended March 31, 1996.

The Company anticipates maintaining a strong liquidity position throughout the 1996 fiscal year with cash needs being met by cash flows provided by operations, available cash balances and short-term investments on hand. Based upon the Company's strong financial condition and ability to generate cash, management believes that there is a substantial amount of unused short-term and long-term borrowing capacity which could be utilized, if necessary.

                                    PART II.
                                OTHER INFORMATION


Item 6. -  Exhibits and Reports on Form 8-K

          (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

               (11)   Computation of earnings per share

               (27)   Financial Data Schedule

          (b)  Reports on Form 8-K

                    Form 8-K dated February 5, 1996, was filed pursuant to Item
                5 (Other Events) which contained the Company's news release dated February 5, 1996, announcing the Company's intent to acquire California-based ELMO Semiconductor Corporation and France-based ELMO Semiconducteurs SARL, subject to certain conditions.

                    Form 8-K dated February 13, 1996, was filed pursuant to Item
                5 (Other Events) which contained the Company's news release dated February 13, 1996, announcing the Company's intention to cease domestic wholesale piano sales and assembly.

                    Form 8-K dated March 29, 1996, was filed pursuant to Item 5
                (Other Events) which contained the Company's news release dated March 29, 1996, announcing the completion of the Company's purchase of California-based ELMO Semiconductor Corporation and France-based ELMO Semiconductuers SARL.


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



Date: April 26, 1996