Form 10-K405
period 1996-06-30
KIMBALL INTERNATIONAL INC
filed 1996-09-12
CIK 55772

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended June 30, 1996 or

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

                                             Yes _X_     No ___

    Continued....

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )


The number of shares outstanding of the Registrant's common stock as of August 30, 1996 were:

                    Class A Common Stock -  7,276,270 shares
                    Class B Common Stock - 13,508,475 shares


The Class A Common Stock is not publicly traded and, therefore, no market value is available. The Registrant estimates that the aggregate market value of the Class B Common Stock held by non-affiliates, as defined in Rule 405, on August 30, 1996 (based upon an estimate that 87.4% of the shares of Class B Common Stock is held by non-affiliates and upon the average of the high and low prices for Class B Common Stock on such date) was $390.9 million.

Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 22, 1996, are incorporated by reference into Part III of this Form 10-K.



The exhibit index is located on page 42.

                                  TABLE OF CONTENTS
                              KIMBALL INTERNATIONAL, INC.
                          FORM 10-K YEAR ENDED JUNE 30, 1996
                                                                        Pages
PART I.

Item  1.      Business                                                   4-10

Item  2.      Properties                                                 11-12

Item  3.      Legal Proceedings                                          12

Item  4.      Submission of Matters to Vote of Security Holders          12


PART II.

Item  5.      Market for the Registrant's Common Stock and
              Related Share Owner Matters                                13

Item  6.      Selected Financial Data                                    14

Item  7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        15-19

Item  8.      Financial Statements and Supplementary Data                20-36

Item  9.      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures                       36


PART III.

Item 10.      Directors and Executive Officers of the Registrant         37

Item 11.      Executive Compensation                                     37

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management                                      37

Item 13.      Certain Relationships and Related Transactions             37


PART IV.

Item 14.      Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                        38

SIGNATURES                                                               39-40

                                      PART I


Item 1. - Business

    As used herein, the term "Company" refers to Kimball International, Inc., the Registrant, and its subsidiaries unless the context indicates otherwise.
    The Company was incorporated in Indiana in 1939, and present management assumed control in 1950. The corporate headquarters is located at 1600 Royal Street, Jasper, Indiana.
    The Company operates in three principal business segments: Furniture and Cabinets, Electronic Contract Assemblies, and Processed Wood Products and Other. The Company utilizes a substantial degree of vertical integration, as approximately 50% of the final products of the Processed Wood Products and Other Segment are used in the manufacturing processes in the Furniture and Cabinets Segment.
    The Company does not consider seasonal fluctuations to be significant. Production is carried on in facilities located in the United States, Mexico, England, Austria and France. In the U.S., the Company has facilities and showrooms in 15 states.

    Sales by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 1996 are as follows:

                                               (dollars in thousands)

                                            1996        1995        1994

Furniture and Cabinets                    $580,393    $570,219    $544,719

Electronic Contract Assemblies             284,639     245,101     204,149

Processed Wood Products and Other           58,604      80,592      73,616

    Total                                 $923,636    $895,912    $822,484


    Financial information by industry segment and geographic area for each of the three years in the period ended June 30, 1996, is included in Note 14, Business Segment and Geographic Area Information, of the Notes to Consolidated Financial Statements, which can be found in Item 8, and is incorporated herein by reference.

Segments

FURNITURE AND CABINETS

Historical Overview
   Since 1950, the Company has produced wood furniture and cabinets, which continue to be a significant part of the business. Products in this segment include cabinets for televisions, audio speakers and audio components, television stands, furniture and other wood related products produced on a contract basis and sold to leading manufacturers in the home entertainment and home furniture industries. Office furniture has been manufactured and sold under the Kimball (registered trademark) trade name since 1970. In 1992, the Company expanded its product offering with the acquisition of Harpers, a metal office furniture manufacturer. Harpers has marketed metal office furniture under the Harpers (registered trademark) trade name since 1982. Kimball and Harpers office furniture systems have broad market application, while the Kimball and National casegoods and seating lines are more focused to the wood segment of the office furniture industry. The Cetra (registered trademark) and Footprint (registered trademark) lines of Kimball office furniture systems provide flexible configurations and help architects and designers optimize space planning by utilizing Traxx (registered trademark), which increases space efficiency and eliminates the need for a secondary support structure by using existing walls.
     The Company has expanded its sales and manufacture of furniture over the years to include lodging-hospitality furniture, healthcare furniture designed for long-term care, and residential furniture.
     Through a predecessor acquired in 1966, L. Bosendorfer of Vienna, Austria, the Company has been engaged in acoustical piano manufacturing and sales since 1828. Due to the continued decline in the domestic piano market, a decision was reached in 1996 to cease sales and production of the Company's domestic piano product line, which the Company had previously been engaged in since 1857 through a predecessor, W. W. Kimball Co., acquired in 1959. The Company continues to offer the prestigious Bosendorfer line of high-end pianos for sale worldwide.

Locations
    Office, home, hospitality and healthcare furniture, T.V. cabinets and related products, which make up the largest part of this segment, are produced at sixteen plants, thirteen located in Indiana and one each in Kentucky, Alabama and Idaho. Included in these locations is one Indiana facility which previously manufactured domestic pianos up until the exit of this product line during 1996; this facility continues to expand its manufacture and sale of Original Equipment Manufacturer (OEM) wood related products on a contract basis, including wood piano cabinets to the international piano industry. Nine of the sixteen plants presently producing furniture and cabinets could interchange production between these two basic products if needed.
    Acoustical pianos are produced at a facility located in Austria.
    One facility located in England primarily produces piano components and also produces kitchen and bathroom wood products.
    A facility in Jasper, Indiana houses an Education Center for dealer and employee training, the Product Design and Research Center, and a Corporate showroom for product display.
    In the United States, showrooms are maintained in eleven cities for office furniture and four cities for home furniture. In certain cities there are separate office and home furniture showrooms. In addition, office furniture is maintained in showrooms in London, England and Toronto, Canada. Piano showrooms are located in London, England and Vienna, Austria. In certain showrooms other Company products are also on display.

Marketing Channels
    Kimball and National office furniture is marketed through Company salespersons to independent dealers throughout North America and England. Harpers office furniture is marketed through Company salespersons to independent dealers in North America. Cabinets and contract furniture are generally marketed through Company salespersons, while hospitality and healthcare furniture is marketed through independent manufacturers' representatives. The Company's channel marketing strategy facilitates the sale of related office furniture and upholstery within the hospitality and healthcare channels. Period Reproduction furniture and residential furniture are generally marketed through independent sales representatives to independent furniture dealers throughout the United States. Bosendorfer (registered trademark) pianos are marketed through Company salespersons and agents to independent dealers.

Major Competitive Factors
   The major competitive factors in the office furniture industry are price in relation to quality and appearance with certain low-priced product lines more price sensitive, the utility of the product, reduced customer lead time, on-time damage-free delivery to the customer, and ability to respond to requests for special non-standard products. The Company maintains sufficient finished good inventories to be able to offer to domestic dealers prompt shipment of certain lines of Kimball, National and Harpers office furniture, thereby permitting dealers to maintain smaller inventories. Many products are shipped through the Company's delivery system. The Company believes that its trucking capability enables it to reduce damage to shipments, enhance scheduling flexibility, and improve the capability for on-time deliveries, which are all key competitive factors in the office furniture industry. The major competitive factors in the cabinet, home furniture and OEM product markets are quality, performance history, price, on-time delivery and reduced customer lead time. Television, audio speaker and audio component cabinets, television stands and contract home furniture are produced to customer specifications from specific orders and finished goods inventories are generally small, consisting of goods awaiting shipment to a specific customer. The Company's own line of home furniture is offered for sale on an immediate ship basis. Competitive factors in the hospitality and healthcare furniture markets are quality, performance history, on-time delivery, reduced customer lead time and price. The Company offers its own line of hospitality and healthcare furniture as well as producing custom hospitality and healthcare furniture to customers' specifications. Certain finished goods in the hospitality and healthcare furniture lines are carried for immediate shipment.
    The major competitive factors in the high-end acoustical piano industry are quality, acoustical tone and appearance.

Competitors
    There are many manufacturers of office, home, hospitality, and healthcare furniture. The Company believes, however, that there are a limited number of relatively large producers of wood office, hospitality and healthcare furniture, of which the Company believes that it is one of the larger in net sales. In many instances wood office furniture competes in the market with metal office furniture. Based on available industry statistics, metal office furniture has a larger share of the total market than does wood. The Company has positioned Harpers as a vehicle to strengthen its market share in the non-wood segment of the industry.
    The Company believes that it is one of the largest independent domestic manufacturers of television and audio speaker cabinets, but certain manufacturers of televisions and audio speakers, including some customers of the Company, produce cabinets for their own use.
    The high-end of the acoustical piano industry is characterized by a limited number of competitors, including one major competitor.
    There are many manufacturers of residential furniture. The Company does not have a significant share of this market.

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

ELECTRONIC CONTRACT ASSEMBLIES

    The Company entered the electronic contract assemblies market in 1985 with knowledge acquired from the production of electrical keyboards for musical instruments, which were first produced in 1963. Electronic and electro-mechanical products (electronic assemblies) are sold on a contract basis and produced to customers' specifications. The Company expanded its capabilities to include semiconductor DIE processing, design, testing and packaging through an acquisition in 1996.
    Production takes place at four manufacturing facilities located in Indiana, California, Mexico and France. An additional facility located in Indiana is utilized for warehousing space. The Indiana facility assembles electronic components and products for sale to outside customers. The facility in Mexico assembles electronic components, electronic cable harnesses and other electronic products for sale to outside customers. Products from the Mexico facility are accumulated at, and shipped from, a Texas warehouse. The facility in California provides semiconductor DIE processing, design, testing and packaging, in addition to assembly services. The French facility provides assembly services for the European market.
    Products are marketed by Company salespersons and independent sales representatives on a contract basis. As contract electronic assemblies are manufactured based on specific orders, finished goods inventories are generally small consisting of goods awaiting shipment to a specific customer. Raw materials are acquired for specific customer orders and may not be interchangeable among products. Working capital in this segment carries a higher degree of risk than the Company's other business segments, due to the rapid technological changes and contract nature of this industry.
    The competitive factors in the electronic contract assemblies market are price, quality, production flexibility, reliability of on-time delivery and reduced customer lead time. The trend of OEM's in the electronic industry to subcontract the assembly process to companies with a core competence in this area, combined with the proliferation of electronic components in today's technologically advanced products has created growth in the electronic contract assemblies industry. The Electronics industry is very competitive, with many manufacturers of contract electronic assemblies, as well as in-house capabilities of existing and potential customers. The Company does not have a significant share of the market for such products.
    Raw Materials for contract electronic products are generally readily available from both domestic and foreign sources, although from time to time the industry experiences allocations of certain components due to supply and demand forces, combined with rapid product life cycles of certain components.
    While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the automotive (automobiles and light trucks), computer and telecommunications industries. Included in this segment are sales to three customers which account for 24%, 23% and 22% of consolidated net sales in 1996, 1995 and 1994, respectively. Included in sales to these three customers are sales of electronic assemblies to Kelsey-Hayes Company, Inc. which accounted for approximately 14% of consolidated net sales in the year ended June 30, 1996, compared to 14% in the year ended June 30, 1995 and 12% in the year ended June 30, 1994. The success of this segment is dependent on the success of our customers' products.

PROCESSED WOOD PRODUCTS AND OTHER

    The Company's manufacture and sale of processed wood products includes unprocessed lumber, dimension lumber, plywood and veneer. The Company owns and operates four sawmills, three lumber yards, three dimension lumber plants, a plant which manufactures contract wood products, a sliced veneer plant and two facilities which process plywood and related products. The Company reduced its production capacity during the year, related to products which are sold to outside customers.
    Processed wood and other products manufactured by the Company are used internally as well as sold to others. For fiscal year 1996, an estimated 50% of the total production of these operations was for products used internally in the Furniture and Cabinets segment. Products sold to others are marketed principally to furniture manufacturers, primarily through Company personnel.
    The competitive factors in the processed wood products market are price, quality, availability, on-time delivery and reduced customer lead time. In processed wood materials, the Company competes with many integrated forest and specialty hardwood product companies and does not have a significant share of the market for such products. Raw materials used in this business segment are generally readily available.
    Various miscellaneous products are manufactured by the Company for sales to unaffiliated customers as well as for its own use. These include polyurethane and polyester molded products, stamped metal parts, carbide cutting tools and related services on cutting tools. Services of the Company's trucking fleet are also sold to unaffiliated customers.





OTHER INFORMATION
BACKLOG
    At June 30, 1996, the aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, were $193 million as compared to $230 million at June 30, 1995.

BACKLOG BY SEGMENT
                                               (dollars in millions)
                                          June 30, 1996     June 30, 1995

Furniture and Cabinets                        $109              $100
Electronic Contract Assemblies                  79               123
Processed Wood Products & Other                  5                 7
  Totals                                      $193              $230


The decrease in open orders in the Electronic Contract Assemblies segment is due in part to certain customers reducing the time horizon in which they commit orders.

Open orders as of June 30, 1996 are expected to be filled within the next fiscal year. Open orders generally are not indicative of future sales trends.

RESEARCH, PATENTS, AND TRADEMARKS
    Research and development costs for the fiscal years ended June 30 were approximately, in millions, $10.5 in 1996, $9.4 in 1995 and $8.6 in 1994. Research and development activities include the development of manufacturing processes, major process improvements, new product development, and wood, electronic and plastic technology.
    The Company owns the Kimball (registered trademark) trademark, which it believes is significant to its office, electronic, hospitality, healthcare and home furniture businesses, and owns the following trademarks which it believes are significant to its furniture business only: National (registered trademark), Cetra (registered trademark), Footprint (registered trademark), Artec (registered trademark), Traxx (registered trademark) and Harpers (registered trademark); and to the piano business only: Bosendorfer (registered trademark). The Company also owns certain patents and other trademarks and has certain other patent applications pending, which in the Company's opinion are not significant to its business.


ENVIRONMENT AND ENERGY MATTERS
    The Company's operations are subject to various Federal, State and Local laws and regulations with respect to environmental matters. The Company believes that it is in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
    The Company is dedicated to excellence, leadership and stewardship in matters of protecting the environment and communities in which the Company has operations. The Company believes that continued compliance with Federal, State and Local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 1998, will not represent a material portion of total capital expenditures during those years.
    The Company's manufacturing operations require significant amounts of energy, including natural gas and oil. Federal and State statutes and regulations control the allocation of fuels available to the Company, but to date the Company has experienced no interruption of production due to such regulations. In its wood processing plants, significant energy requirements are satisfied internally by the use of the Company's own wood waste products.



EMPLOYEES
    At June 30, 1996, the Company had 8,723 full time employees, of which 7,284 were employed in the United States and 1,439 in foreign countries. The Company has no collective bargaining agreements with respect to its domestic employees. All of the Company's foreign operations are subject to collective bargaining arrangements. The Company believes that its employee relations are good.

Item 2. - Properties

    The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, as of June 30, 1996, are as follows:
                     ------------------ Number of Facilities -------------------

                     Furniture                           Processed
                        and      Electronic Contract        Wood
                      Cabinets       Assemblies       Products and Other   Total

Indiana                 20                2                  12             34
Kentucky                 1                                    3              4
Tennessee                                                     3              3
California               2                1                                  3
Alabama                  1                                                   1
Idaho                    1                                                   1
Mississippi                                                   1              1
Texas                                     1                                  1
Austria                  2                                                   2
England                  1                                                   1
France                                    1                                  1
Mexico                                    1                                  1

    These facilities occupy approximately 6,701,000 square feet in aggregate, of which approximately 6,407,000 square feet are owned in fee and 294,000 square feet are leased. Square footage of these facilities are summarized as follows:

                          -------- Approximate Square Footage ----------

                          Furniture                           Processed
                             and        Electronic Contract      Wood
                          Cabinets          Assemblies     Products and Other

Fee                       4,630,000          344,000           1,433,000
Leased                      205,000           89,000                 -0-
    Sub-total             4,835,000          433,000           1,433,000
Sub-leased                      -0-              -0-             (44,000)
    Total                 4,835,000          433,000           1,389,000

    Including certain leased furniture showroom areas excluded from the above listing, total facilities approximate 6.8 million square feet. (See Note 5 - Commitments - Leases of Notes to Consolidated Financial Statements in Item 8, for additional information concerning leases.)
    Included in Processed Wood Products and Other are executive, national sales and administrative offices, a product design and research center, the production facility for polyurethane and polyester molded plastic, the production facility for stamped metal products, the production and service facility for carbide cutting tools, a facility used in managing the Company's trucking fleet, and an energy center for the Kimball Industrial Park consisting of 3 trifuel boilers.
    Properties are generally utilized at normal capacity levels on a single shift basis, with certain facilities operating a second shift, while other facilities utilize a reduced second or third shift to meet increased demand levels. At times, certain facilities were not utilized at normal capacity levels during the fiscal year, because of declines in sales. The Energy Center is not operating at full capacity.
     Any loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.

    Operating leases totaling 294,000 square feet expire 1996-1999, with all leases subject to renewal options. In addition to the above production, warehouse and office properties, the Company has 18 leased showroom facilities totaling 122,000 square feet, in 10 states in the United States, two locations in London, England, one location in Vienna, Austria, and one location in Toronto, Canada.
    The Company owns approximately 15,128 acres of land which includes land where various Company facilities reside, including approximately 14,249 acres generally for hardwood timber reserves, approximately 196 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities, and for possible future expansions), and approximately 60 acres in Post Falls, Idaho, where the Harpers plant is located.


Item 3. - Legal Proceedings
    The Registrant and its subsidiaries are not parties to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.


Item 4. - Submission of Matters to Vote of Security Holders
    None to Report


Executive Officers of the Registrant
    The executive officers of the Registrant as of August 31, 1996 are as follows:  (Age as of August 31, 1996)
                             Office and                                  Officer
Name                 Age     Area of Responsibility                       Since

Thomas L. Habig      68      Chairman of the Board of Directors            1955
Douglas A. Habig     49      President and Chief Executive Officer,        1975
                             and Director
Arnold F. Habig      89      Assistant to the Chief Executive              1950
                             Officer
James C. Thyen       52      Senior Executive Vice President - Chief       1974
                             Financial and Administrative Officer,
                             Treasurer, and Director
John B. Habig        63      Senior Executive Vice President -             1958
                             Operations Officer, Assistant Secretary,
                             and Director
Ronald J. Thyen      59      Senior Executive Vice President -             1966
                             Operations Officer, and Director
John T. Thyen        58      Senior Executive Vice President -Marketing    1978
                             and Sales, and Director
Gary P. Critser      59      Senior Executive Vice President - Chief       1967
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

                                      PART II


Item 5. - Market for the Registrant's Common Stock and Related Share Owner
Matters

Market Prices:  The Company's Class B Common Stock trades on The Nasdaq Stock
Market under the symbol: KBALB. High and low price ranges by quarter for the last two fiscal years as quoted by the National Association of Security Dealers
(NASDAQ) are as follows:

                                  ------- 1996 ------     ------- 1995 ------
                                    High        Low         High        Low
First Quarter. . . . . . . .      $28         $24 1/2     $26 1/4     $21 3/8
Second Quarter . . . . . . .      $28 1/4     $24 3/4     $26         $23
Third Quarter. . . . . . . .      $30 5/8     $24 1/4     $28 1/4     $23 3/4
Fourth Quarter . . . . . . .      $31 1/4     $27         $28 3/4     $25

There is no active trading market for the Company's Class A Common Stock.

Dividends: There are no restrictions on the payment of dividends except that dividends paid on Class B common stock must, by charter provisions, be on a fiscal year basis $.01 per share more than dividends paid on Class A Common
Stock, during those fiscal years when dividends are paid on Class A Common
Stock. During fiscal year 1996 dividends declared were $19.8 million or $.94 per share on Class A Common Stock and $.95 per share on Class B Common Stock.
The dividends by quarter for 1996 compared to 1995 are as follows:

                                  ------ 1996 ------      ------ 1995 ------
                                  Class A    Class B      Class A    Class B
First Quarter. . . . . . . .      $.22 3/4     $.23       $.20 3/4     $.21
Second Quarter . . . . . . .      $.22 3/4     $.23       $.20 3/4     $.21
Third Quarter. . . . . . . .      $.22 3/4     $.23       $.20 3/4     $.21
Fourth Quarter . . . . . . .      $.25 3/4     $.26       $.22 3/4     $.23
Totals . . . . . . . . . . .      $.94         $.95       $.85         $.86



Share Owners: On July 26, 1996, the Company's Class A Common Stock was owned by approximately 640 Share Owners of record and the Company's Class B Common Stock by approximately 2,430 Share Owners of record, of which approximately 390 also owned Class A Common Stock.

Item 6. - Selected Financial Data (dollars in thousands, except per share amounts)

                                         Year Ended June 30,
                         1996        1995        1994        1993        1992

Net Sales              $923,636    $895,912    $822,484    $722,400    $617,301

Net Income             $ 45,095    $ 41,439    $ 36,169    $ 30,583    $ 38,628

Net Income Per
  Common Share:
     Class A              $2.15       $1.96       $1.70       $1.44       $1.82
     Class B              $2.16       $1.97       $1.71       $1.45       $1.83

Total Assets           $538,225    $497,086    $471,413    $452,705    $422,023

Long Term Debt-Less
  Current Maturities   $  3,016    $    924    $    811    $  2,017    $  3,157

Cash Dividends Per
  Common Share:
     Class A               $.94        $.85        $.83        $.77        $.69
     Class B               $.95        $.86        $.84        $.78        $.70


Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Fiscal year 1996 net sales set a new record of $923,636,000, an increase of 3% above 1995 sales. Net income and Class B earnings per share set new records of $45,095,000 and $2.16, respectively, increases of 9% above 1995 levels. Cash flow generated from operations was $62,003,000 for the 1996 fiscal year. Open orders were $192,758,000 at June 30, 1996.

RESULTS OF OPERATIONS
1996 DISCUSSION
Net sales for the 1996 fiscal year reached a new record of $923,636,000 as sales expanded in the larger two of the Company's three business segments - Furniture and Cabinets, and Electronic Contract Assemblies. Net sales in the Processed Wood Products and Other segment declined from the prior year. Operating income for fiscal year 1996 was $62,511,000.

Business Segments
(Amounts in Millions)
                                           ------ Year Ended June 30 ----
                                             1996        1995        1994
Net Sales:
  Furniture and Cabinets. . . . . . . . .  $580.4      $570.2      $544.7
  Electronic Contract Assemblies. . . . .   284.6       245.1       204.1
  Processed Wood Products and Other . . .    58.6        80.6        73.6


Operating Income:
  Furniture and Cabinets. . . . . . . . .  $ 33.5      $ 31.0      $ 33.0
  Electronic Contract Assemblies. . . . .    21.4        20.8        13.5
  Processed Wood Products and Other . . .     7.6        10.1         7.1

FURNITURE AND CABINETS
Sales in the Company's largest segment, Furniture and Cabinets, increased 2% above the prior year as sales increases on office furniture and lodging product lines were partially offset by lower sales of Original Equipment Manufacturer
(OEM) and piano product lines.

Certain systems, casegoods and seating office furniture product lines experienced volume growth, primarily on the Company's established product line offering, including market share gain on several product lines. Leading the increase in office furniture sales were the Company's value-oriented office furniture product lines, which continued to increase at a rate above the general industry. Operating income in the office furniture product line increased from the prior year due primarily to increased volumes, cost reduction initiatives in sales and manufacturing processes, and reduced operating losses on steel office furniture product lines. The effect of material price increases has diminished from the prior year. Administration costs increased during the year, due in part to costs that were incurred to improve processes through information technology. Increased volumes and manufacturing efficiency improvements on steel office furniture product lines were partially offset by increased selling costs incurred to expand this product line into select markets during the year. The Company anticipates overall operating losses to decline further on steel office furniture product lines during the 1997 fiscal year. An existing facility that was redeployed to systems office furniture became operational during the latter half of the 1996 fiscal year. This facility was dedicated to fulfill the long-term growth that management anticipates in this product line. Start-up costs incurred by this facility were expensed during the first part of the fiscal year.

Sales of OEM product lines, primarily television cabinets and stands, audio speaker cabinets, and residential furniture, decreased when compared to the strong sales level achieved during the prior year. Lower product demand was partly attributed to certain cabinet customers requesting scheduling delays in order to adjust inventory levels with less aggressive retail sales forecasts.
                                      - 15 -

Rescheduling and production flexibility are inherent in the OEM supplier market and may cause short-term fluctuations in any given period. Operating profits decreased on the lower sales volume. Some production capacity was utilized to assist in the production of certain other product lines within this segment.

The Company reached a strategic decision to exit the domestic wholesale piano product line during the third quarter of 1996, due to the continuing decline in the domestic piano market. This product line accounted for less than 1% of consolidated sales during the 1996 fiscal year and less than 2% during 1995. This production facility will now concentrate its resources on increasing production and sales of OEM wood products, including piano cases to other OEM piano manufacturers, lodging furniture products and home entertainment products.

Sales of hospitality product lines continued to increase as the result of the Company's strategy to market standard product lines of furniture to the hospitality market for renovated and newly constructed facilities. The Company continues to selectively pursue sales and manufacturing of custom-made furniture, which is produced to a customer's unique specification. Operating income improved over the prior year due to increased volume and production efficiencies associated with producing standardized products. Costs were incurred to expand the standard product offering during the first half of the fiscal year, which allowed additional sales and profits to be generated during the latter half of the year.

A United Kingdom subsidiary sharply reduced their operating loss from the year earlier period, due to benefits derived from combining two production facilities into one facility and other operating efficiency improvements. Costs to combine these two facilities were included in the prior year results.

ELECTRONIC CONTRACT ASSEMBLIES
Sales in the Company's second largest segment, Electronic Contract Assemblies, increased 16% during 1996, when compared to 1995 levels. Additional volumes from new computer and telecommunication customers combined with increased volumes from certain existing electronic-automotive and computer customers fueled this growth. Operating profits increased at a slower rate than sales, as competitive pricing pressures continued to impede profit margin growth.
However, these additional volumes were produced using less facility square footage when compared to the prior year, as the result of re-engineering assembly and support processes. Additional investments in working capital, primarily inventory and accounts receivable, were required to support this segment. The Company purchased certain assets of California-based ELMO Semiconductor Corporation and all the capital stock of France-based ELMO Semiconductuers, SARL as of March 29, 1996. The design, testing and packaging technologies acquired, including multichip modules, will be combined to enhance and expand the Company's existing core competencies in servicing the contract electronic market. The acquisition was accounted for as a purchase, with results of operations included in consolidated results from the date of acquisition, and are immaterial to the 1996 consolidated results. Included in this segment are sales to three customers which accounted for 24% of consolidated sales in 1996 and 23% in 1995. One of these customers accounted for 14% of consolidated sales in 1996 and 1995. This segment's working capital carries a higher degree of risk than other segments, due to rapid technological changes and the contract nature of this industry. As in other segments, the Company records reserves in response to these risks as they arise based upon estimates derived from available information known at that time.

PROCESSED WOOD PRODUCTS AND OTHER
Sales in the Company's smallest segment, Processed Wood Products and Other, declined 27% in 1996, when compared to the prior year, due primarily to reduced volumes of processed wood products as the result of the Company reducing its production capacity of processed wood products sold to outside customers, combined with an industry-wide softening in demand for processed wood products, which management believes to be temporary. Sales of plastic components also declined from the prior year on decreased volumes. Operating profits declined on lower sales volumes. The effect of material price increases has diminished from the prior year. This segment continues to supply a significant portion of its production output for use as production components in the Furniture and Cabinet segment.

CONSOLIDATED OPERATIONS
Consolidated cost of sales as a percent of sales decreased 0.2 percentage point when compared to 1995. A sales mix change within the Company's largest segment, Furniture and Cabinets, resulted in lower labor costs as a percent of sales within this segment. Material costs as a percent of sales increased, as the consolidated sales mix continued to shift towards the Electronic Contract Assemblies segment, which carries higher material costs than other product lines of the Company. A decrement in LIFO inventory layers helped to mitigate the higher material costs. The effect of material component price increases, primarily on wood component products, has diminished when compared to the prior year.

Consolidated selling, administrative and general expenses as a percent of sales continued to decline, down 0.1 percentage point when compared to 1995, due in part to additional sales volumes having little effect on the fixed portion of these costs combined with cost reduction initiatives, which were partially offset by increased costs associated with improving processes through information technology in certain product lines.

A provision of $3,400,000 was established to cover all incremental costs to exit the domestic wholesale piano product line during the third quarter of 1996. Final production related to this product line was completed prior to the end of April 1996 and sales were completed prior to the end of May 1996.

Operating income was $62,511,000 in 1996, a 1% increase over the 1995 amount of $61,826,000, primarily due to increased volumes and operating efficiency improvements on office furniture product lines and lodging product lines, and operating improvements in the Company's European operations.

Other income increased above the prior year due primarily to increased interest income earned on higher average investment balances and gains on the sale of certain assets during the current year.

The effective income tax rate decreased 2.2 percentage points, due primarily to lower operating losses in Europe during 1996. Higher operating losses in Europe during the prior year provided little immediate tax benefit during 1995.

The Company achieved record net income and Class B earnings per share of $45,095,000 and $2.16, respectively, increases of 9% when compared to the prior year levels of $41,439,000 and $1.97 per share. Excluding the product line exit costs, net income and Class B earnings per share would have been $46,965,000 and $2.25, respectively.


1995 DISCUSSION
1995 net sales were $895,912,000, a 9% increase above the prior year sales, as sales increased in all three of the Company's business segments. Net income and Class B earnings per share increased 15% above the prior year to $41,439,000 and $1.97, respectively. The prior year included the impact of adopting FASB Statement No. 109, Accounting for Income Taxes, which increased 1994 net income by $1,200,000 or 5 cents per Class B share.

FURNITURE AND CABINETS
Sales in the Furniture and Cabinets segment increased 5% when compared to the prior year, as sales increases on most major product lines were partially offset by declines in steel office furniture product line sales.

Certain systems, casegoods and seating office furniture experienced growth as the result of increases on both new and mature product line offerings, including market share gains in several product lines. Increased volume levels accounted for most of the product line increases, as pricing remained competitive in the office furniture industry. Production capacity constraints in systems office furniture prompted the Company to initiate redeployment of an additional facility, previously utilized by another segment, to this product line. Sales of steel office furniture product lines declined from the prior year level, due to reduced production capacity during the start-up phase at the new Idaho production facility during the 1995 fiscal year. Operating income decreased from the prior year due to material price increases and increased selling costs. Steel office furniture product lines continued to incur operating losses on lower sales volumes.
                                  - 17 -

Double digit volume increases were experienced on OEM television and speaker cabinet product lines from existing customers, while volume increases in OEM home furniture product lines resulted from both new and existing customers. Operating income improved on volume increases and re-engineered processes that allowed additional volumes to be produced utilizing existing resources, while improving cost structures.

The Company's domestic piano unit continued to focus on increasing sales and production of OEM wood products to absorb excess production capacity resulting from the continuing decline in the piano market.

Sales of hospitality furniture increased as a result of the Company's market strategy to link its own standardized product lines of furniture to the hospitality renovation market. Operating income improved on the additional volumes and the product mix shift towards standardized products.

Operating losses in Europe widened as costs were incurred during the latter half of the fiscal year to consolidate two production facilities in the United Kingdom into one facility, permanently lowering both fixed costs and future break-even sales levels.

ELECTRONIC CONTRACT ASSEMBLIES
Sales in the Electronic Contract Assemblies segment increased 20% above the prior-year level as volume increases were experienced on new product assemblies including computer peripheral and telecommunication assemblies, and existing product assemblies including automotive electronic assemblies. Included in this segment are sales to one customer that accounted for 14% of consolidated net sales in 1995 and 12% in 1994. Operating income increased on additional volumes, due in part to process re-engineering initiatives begun in prior years that allowed additional volumes and additional product assemblies to be added during the 1995 fiscal year. Competitive pricing pressures continued in this segment, as operating margins on these product lines were generally lower than those found on most of the Company's other major product lines.

PROCESSED WOOD PRODUCTS AND OTHER
Sales in the Processed Wood Products and Other segment increased by 9%, led by an increase in outside sales of processed wood products and plastic components. Increases in processed wood product lines were primarily volume increases in lumber and to a lesser extent, price increases which were triggered by increased material costs. Increased sales of plastic components were the result of volume increases with new and existing customers. Operating income increased as the result of additional volumes and process improvements. Material cost price increases, particularly on processed wood product lines, were passed along to customers on a delayed basis.

CONSOLIDATED OPERATIONS
Consolidated cost of sales as a percent of sales increased 0.5 percentage point due in part to a change in the sales mix. A larger portion of consolidated sales was derived from the Electronic Contract Assemblies segment, which carries a higher cost of sales percentage than most of the Company's other major product lines. Increased material costs resulted from a sales mix change within and among business segments to product lines that require a higher level of material components, and increased material component prices. Labor costs as a percent of sales decreased from a change in sales mix towards products which require less labor content and efficiencies derived from the Company's process improvement initiatives. Overhead costs as a percent of sales decreased as additional production volumes were realized by improving utilization of fixed overhead costs and reduced inventory carrying costs, both resulting from process improvements.

Selling, administrative and general expenses as a percent of sales continued to decline, down 0.8 percentage point, as process improvements allowed additional sales volumes to be supported by moderate additions to the Company's existing overall infrastructure.

Operating income as a percent of sales increased 0.4 percentage point when compared to the prior year.

Other income increased over the prior year due to increased interest income from higher average investment balances and higher investment yields. The devaluation of the Mexican peso during the 1995 fiscal year had an immaterial effect on earnings, due to the Company's capital and financing structure of its Mexican operations.

The income tax rate for 1995 increased 2.4 percentage points over the prior year, mainly due to the adoption of FASB Statement No. 109, Accounting for Income Taxes, which reduced the prior year's taxes by $1.2 million and reduced the prior year's effective income tax rate by 2.0 percentage points. Increased losses in Europe, due to the facility combination costs, accounted for the remaining increase, as there were no current tax benefits available on these losses.

Net income for 1995 was $41,439,000, or $1.97 per Class B share, up 15% from the 1994 net income level of $36,169,000, or $1.71 per Class B share.


LIQUIDITY AND CAPITAL RESOURCES
The Company continued to maintain a strong liquidity position, ending the 1996 fiscal year with cash, cash equivalents and short-term investments of $114 million, as compared to $113 million one year earlier. Working capital and the current ratio continued to be strong at $220 million and 2.8 to 1, respectively, at June 30, 1996 as compared to $202 million and 2.9 to 1, respectively, one year earlier.

The Company generated $62 million of cash flow from operations for the 1996 fiscal year, compared to $78 million generated the year before, as net income and non-cash charges to net income were partially reduced by additional investments in working capital. Increases in accounts receivable of $21 million, inventory of $13 million, and accounts payable of $16 million were primarily attributed to supporting the Electronic Contract Assemblies segment. The Company reinvested $44 million into capital investments for the future, including the acquisition of certain assets of ELMO Semiconductor Corporation and all the capital stock of ELMO Semiconductuers SARL and related technological capabilities, production equipment upgrades, facility conversion costs for planned redeployment, facility upgrades, information technology, and trucking fleet upgrades for product delivery. Financing cash flows of $24 million consisted primarily of dividend payments. Net cash flows, excluding the purchases and maturities of short-term investments, amounted to a positive $1 million for the 1996 fiscal year.

The Company plans to maintain a strong liquidity position for the 1997 fiscal year and believes its available funds on hand and cash generated from operations will be sufficient for working capital needs and to fund investments for the Company's future.


NEW ACCOUNTING STANDARD
The Company currently accounts for its employee stock option plans using APB Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when options are issued at market value. During 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, Accounting for Stock-Based Compensation, which considers stock options as compensation expense to the Company. Under this new standard, which is effective for the Company's 1997 fiscal year, the Company has the option of accounting for employee stock option plans as it currently does, or it may use the new method. The Company intends to continue to use the existing method, adopting the disclosure requirements of FASB Statement No. 123 effective with the 1997 fiscal year reporting.

Item 8. - Financial Statements and Supplementary Data


                          INDEX TO FINANCIAL STATEMENTS



                                                                          Page
Report of Management . . . . .. . . . . . . . . . . . . . . . . . . . . .  21

Report of Independent Public Accountants . . . . . . . . . . . . .  . . .  22

Consolidated Statement of Financial Condition
   as of June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . .  23

Consolidated Statement of Income
   for the Three Years Ended June 30, 1996. . . . . . . . . . . . . . . .  24

Consolidated Statement of Cash Flows
   for the Three Years Ended June 30, 1996. . . . . . . . . . . . . . . .  25

Consolidated Statement of Share Owners' Equity
   for the Three Years Ended June 30, 1996. . . . . . . . . . . . . . . .  26

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . .  27-36


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

The Audit Committee of the Board of Directors, which is comprised of directors who are not employees of the Company, meets regularly with management, the internal auditors and the independent public accountants to review the work performed and to ensure that each is properly discharging its responsibilities. The internal auditors and the independent public accountants have free and direct access to the Audit Committee, and they meet periodically, without management present, to discuss appropriate matters.


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

July 26, 1996

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Share Owners of Kimball International, Inc.

We have audited the accompanying consolidated statement of financial condition of Kimball International, Inc. (an Indiana corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, cash flows and share owners' equity for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed under Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.













                                                ARTHUR ANDERSEN LLP



Chicago, Illinois
July 26, 1996

                         KIMBALL INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                (Amounts in Thousands, Except for Share Data)

                                                                         June 30
                                                                     1996       1995
Assets
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $  5,647   $ 15,278
  Short-term investments-at cost, estimated market
     values of $108,164 and $97,956, respectively. . . . . . . .   108,425     97,534
  Accounts and notes receivable, less allowance for
     possible losses of $4,075 and $4,245, respectively. . . . .   117,140     96,057
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .    89,489     76,146
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21,550     21,801
      Total current assets . . . . . . . . . . . . . . . . . . .   342,251    306,816

Property and Equipment-at cost, less accumulated depreciation. .   174,009    177,130
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . .    21,965     13,140

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $538,225   $497,086



Liabilities and Share Owners' Equity
Current Liabilities:
  Loans payable to banks . . . . . . . . . . . . . . . . . . . .  $  2,282   $  1,763
  Current maturities of long-term debt . . . . . . . . . . . . .       492        393
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    50,963     35,328
  Dividends payable. . . . . . . . . . . . . . . . . . . . . . .     5,393      4,811
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .    62,913     62,751
      Total current liabilities. . . . . . . . . . . . . . . . .   122,043    105,046

Other Liabilities:
  Long-term debt, less current maturities. . . . . . . . . . . .     3,016        924
  Deferred income taxes and other. . . . . . . . . . . . . . . .    22,152     19,779
      Total other liabilities. . . . . . . . . . . . . . . . . .    25,168     20,703

Share Owners' Equity:
  Common stock-par value $.31 1/4 per share:
   Class A- Shares authorized-10,453,000 (10,477,000 in 1995)
            Shares issued-7,311,000 (7,335,000 in 1995). . . . .     2,285      2,292
   Class B- Shares authorized-30,000,000
            Shares issued-14,201,000 (14,177,000 in 1995). . . .     4,438      4,431
  Additional paid-in capital . . . . . . . . . . . . . . . . . .       898        812
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .   399,024    373,704
  Foreign currency translation adjustment. . . . . . . . . . . .     1,441      1,981
  Less:  Treasury stock-at cost:
   Class A- 1,000 shares (15,000 in 1995). . . . . . . . . . . .       (18)      (325)
   Class B- 700,000 shares (499,000 in 1995) . . . . . . . . . .   (17,054)   (11,558)
      Total share owners' equity . . . . . . . . . . . . . . . .   391,014    371,337

Total Liabilities and Share Owners' Equity . . . . . . . . . . .  $538,225   $497,086



See Notes to Consolidated Financial Statements

                             KIMBALL INTERNATIONAL, INC.
                           CONSOLIDATED STATEMENT OF INCOME
                   (Amounts in Thousands, Except for Per Share Data)



                                                                Year Ended June 30
                                                            1996       1995       1994
Net Sales. . . . . . . . . . . . . . . . . . . . . . .   $923,636   $895,912   $822,484
Cost of Sales. . . . . . . . . . . . . . . . . . . . .    664,311    645,591    588,849
Gross Profit . . . . . . . . . . . . . . . . . . . . .    259,325    250,321    233,635

Selling, Administrative and General Expenses . . . . .    193,414    188,495    179,981
Product Line Exit Costs. . . . . . . . . . . . . . . .      3,400        ---        ---
Operating Income . . . . . . . . . . . . . . . . . . .     62,511     61,826     53,654

Other Income (Expense):
  Interest Expense . . . . . . . . . . . . . . . . . .       (408)      (273)      (202)
  Interest Income. . . . . . . . . . . . . . . . . . .      7,411      5,755      2,240
  Other, Net . . . . . . . . . . . . . . . . . . . . .      4,801      3,487      3,727
   Other Income, Net . . . . . . . . . . . . . . . . .     11,804      8,969      5,765

Income Before Taxes on Income. . . . . . . . . . . . .     74,315     70,795     59,419
Taxes on Income. . . . . . . . . . . . . . . . . . . .     29,220     29,356     23,250

Net Income . . . . . . . . . . . . . . . . . . . . . .   $ 45,095   $ 41,439   $ 36,169




Net Income Per Share of Common Stock, based on the
  average number of shares outstanding during the year:
  Class A. . . . . . . . . . . . . . . . . . . . . . .      $2.15      $1.96      $1.70
  Class B. . . . . . . . . . . . . . . . . . . . . . .      $2.16      $1.97      $1.71


Average Number of Shares Outstanding:
  Class A. . . . . . . . . . . . . . . . . . . . . . .      7,308      7,334      7,366
  Class B. . . . . . . . . . . . . . . . . . . . . . .     13,597     13,737     13,799
    Totals . . . . . . . . . . . . . . . . . . . . . .     20,905     21,071     21,165




See Notes to Consolidated Financial Statements

                             KIMBALL INTERNATIONAL INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Amounts in Thousands)

                                                                Year Ended June 30
                                                           1996        1995       1994

Cash Flows From Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . .  $ 45,095    $ 41,439   $ 36,169
  Non-cash charges (credits) to net income:
    Depreciation and amortization. . . . . . . . . . .    36,092      30,079     28,726
    Gain on sales of assets. . . . . . . . . . . . . .    (1,235)       (370)      (950)
    Deferred income tax and other deferred charges . .      (939)        940     (3,096)
    Product line exit costs. . . . . . . . . . . . . .     3,400         ---        ---
  (Increase) decrease in current assets:
    Accounts and notes receivable. . . . . . . . . . .   (18,586)         61     (8,495)
    Inventories. . . . . . . . . . . . . . . . . . . .   (13,343)      4,937      3,583
    Other current assets . . . . . . . . . . . . . . .     1,175      (1,730)       196
  Increase (decrease) in current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . .    13,138       2,195     (6,860)
    Accrued expenses . . . . . . . . . . . . . . . . .    (2,794)        762      8,946
      Net cash provided by operating activities. . . .    62,003      78,313     58,219

Cash Flows From Investing Activities:
  Capital expenditures . . . . . . . . . . . . . . . .   (32,793)    (34,508)   (46,607)
  Proceeds from sales of assets. . . . . . . . . . . .     7,282       2,267      1,565
  Increase in other assets . . . . . . . . . . . . . .   (11,658)     (2,770)    (6,606)
  Purchases of short-term investments. . . . . . . . .   (78,140)   (110,926)   (28,512)
  Maturities of short-term investments . . . . . . . .    67,249      89,886     54,615
      Net cash used for investing activities . . . . .   (48,060)    (56,051)   (25,545)

Cash Flows From Financing Activities:
  Net change in short-term borrowings. . . . . . . . .       519         143     (1,860)
  Net change in long-term debt . . . . . . . . . . . .       362      (1,061)    (1,841)
  Acquisition of treasury stock, net . . . . . . . . .    (5,131)     (4,160)      (339)
  Dividends paid . . . . . . . . . . . . . . . . . . .   (19,193)    (17,653)   (17,706)
  Other-net. . . . . . . . . . . . . . . . . . . . . .      (105)        125        (48)
      Net cash used for financing activities . . . . .   (23,548)    (22,606)   (21,794)

Effect of Exchange Rate Change
  on Cash and Cash Equivalents . . . . . . . . . . . .       (26)        170        (53)
Net (Decrease) Increase in Cash and Cash Equivalents .    (9,631)       (174)    10,827

Cash and Cash Equivalents at Beginning of Year . . . .    15,278      15,452      4,625
Cash and Cash Equivalents at End of Year . . . . . . .  $  5,647    $ 15,278   $ 15,452




Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Income taxes . . . . . . . . . . . . . . . . . . .  $ 31,353    $ 30,600   $ 25,197
    Interest . . . . . . . . . . . . . . . . . . . . .  $    391    $    281   $    518


Total Cash, Cash Equivalents
  and Short-Term Investments:
  Cash and cash equivalents. . . . . . . . . . . . . .  $  5,647    $ 15,278   $ 15,452
  Short-term investments . . . . . . . . . . . . . . .   108,425      97,534     76,494
      Totals . . . . . . . . . . . . . . . . . . . . .  $114,072    $112,812   $ 91,946


See Notes to Consolidated Financial Statements

                                        KIMBALL INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENT OF SHARE OWNERS' EQUITY
                             (Amounts in Thousands, Except for Per Share Data)



                                                                  Three Years Ended June 30, 1996
                                                      ---------- Common Stock - $.31 1/4 Par Value -----------

                                                      -------- Class A ----------   -------- Class B ---------
                                                      Authorized      Issued        Authorized     Issued
                                                        Shares    Shares   Amount     Shares   Shares   Amount

Amounts at June 30, 1993 . . . . . . . . . . . . . . .   10,523    7,381   $2,307     30,000   14,131   $4,416
  Shares of Class A Common Stock converted to Class B
    Common Stock pursuant to charter provisions. . . .      (19)     (19)      (6)                 19        6


Amounts at June 30, 1994 . . . . . . . . . . . . . . .   10,504    7,362   $2,301     30,000   14,150   $4,422
  Shares of Class A Common Stock converted to Class B
    Common Stock pursuant to charter provisions. . . .      (27)     (27)      (9)                 27        9


Amounts at June 30, 1995 . . . . . . . . . . . . . . .   10,477    7,335   $2,292     30,000   14,177   $4,431
  Shares of Class A Common Stock converted to Class B
    Common Stock pursuant to charter provisions. . . .      (24)     (24)      (7)                 24        7


Amounts at June 30, 1996 . . . . . . . . . . . . . . .   10,453    7,311   $2,285     30,000   14,201   $4,438






                                                         Additional
                                                           Paid-In      Retained       -- Treasury Stock --
                                                           Capital      Earnings       Shares      Amount

Amounts at June 30, 1993 . . . . . . . . . . . . . . .       $791       $331,839       (338)      $ (7,363)
  Net income for the year. . . . . . . . . . . . . . .                    36,169
  Treasury stock acquired-net. . . . . . . . . . . . .                                  (12)          (339)
  Cash dividends:
    Class A ($.83 per share) . . . . . . . . . . . . .                    (6,114)
    Class B ($.84 per share) . . . . . . . . . . . . .                   (11,590)


Amounts at June 30, 1994 . . . . . . . . . . . . . . .       $791       $350,304       (350)      $ (7,702)
  Net income for the year. . . . . . . . . . . . . . .                    41,439
  Treasury stock acquired-net. . . . . . . . . . . . .         21                      (164)        (4,181)
  Cash dividends:
    Class A ($.85 per share) . . . . . . . . . . . . .                    (6,230)
    Class B ($.86 per share) . . . . . . . . . . . . .                   (11,809)


Amounts at June 30, 1995 . . . . . . . . . . . . . . .       $812       $373,704       (514)      $(11,883)
  Net income for the year. . . . . . . . . . . . . . .                    45,095
  Treasury stock acquired-net. . . . . . . . . . . . .         86                      (187)        (5,189)
  Cash dividends:
    Class A ($.94 per share) . . . . . . . . . . . . .                    (6,870)
    Class B ($.95 per share) . . . . . . . . . . . . .                   (12,905)


Amounts at June 30, 1996 . . . . . . . . . . . . . . .       $898       $399,024       (701)      $(17,072)


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

On March 29, 1996, the Company acquired with available cash on hand, certain assets of ELMO Semiconductor Corporation of California and all of the outstanding capital stock of ELMO Semiconducteurs SARL of France, providers of semiconductor DIE processing, testing, design and packaging. The acquisition was accounted for as a purchase with operating results included in the Company's Consolidated Statement of Income from the date of acquisition. ELMO's results are not material to the consolidated operating results.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While efforts are made to assure estimates used are reasonably accurate based on management's knowledge of current events, actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments: Cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the time of acquisition. Short-term investments are cash investments, primarily U.S. Government securities and municipal bonds with maturities exceeding three months at the time of acquisition and are stated at amortized cost. Cash equivalents are stated at cost, which approximate market value.

Foreign Currency Translation: Foreign financial statements (except for Mexico, whose functional currency is the U.S. Dollar) are translated under the provisions of the Financial Accounting Standards Board Statement No. 52, whereby foreign balance sheet accounts are translated at the exchange rate in effect at year-end, income statement accounts are translated at the average rate of exchange during the year, and translation gains and losses are excluded from net income by being recorded as a component of share owners' equity (foreign currency translation adjustment). This component of share owners' equity reflects the cumulative effect of the translation adjustments which are excluded from net income. Financial statements of Mexican operations are translated into U.S. Dollars using both the current and historical exchange rates, with translation gains and losses included in net income.

Inventory Pricing: Inventories are stated at the lower of cost or market value. Cost includes material, labor and applicable manufacturing overhead and is determined using the last-in, first-out (LIFO) method for approximately half of consolidated inventories and the first-in, first-out
(FIFO) method for the remaining inventories.

Property, Equipment and Depreciation: Property and equipment are stated at cost. Depreciation is provided over the estimated useful life of the assets using the straight-line method for financial reporting purposes. Maintenance, repairs and minor renewals and betterments are expensed; major improvements are capitalized.

Research and Development: The costs of research and development are expensed as incurred. These costs were approximately, in millions, $10.5 in 1996, $9.4 in 1995, and $8.6 in 1994.

Medical Care and Disability Benefit Plans: The Company is self-insured with respect to certain medical care and disability benefit plans for substantially all employees. The Company carries stop-loss insurance coverage to mitigate severe losses under these plans. The costs for such plans are charged against earnings in the year in which the incident occurred. The Company does not provide benefits under these plans to retired employees.
                                        -27-

Income Taxes: Effective in the 1994 fiscal year, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Under the new rules, deferred taxes are required to be stated at a net realizable value using current statutory tax rates. The cumulative effect of adopting FASB Statement No. 109 increased net income by $1.2 million in 1994. This cumulative effect is included in 1994 Taxes on Income.

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Earnings Per Share: Earnings per share are based on the average number of shares outstanding and are computed using the two-class common stock method because of the dividend preference of Class B Common Stock. In the three years ended June 30, 1996, outstanding stock options, if exercised, would not have had a material dilutive effect on earnings per share.

Off-Balance Sheet Risk: The Company engages in several types of financing arrangements with customers, primarily certain guarantees, and also has business and credit risks concentrated in the automotive, computer, telecommunication, consumer electronic and wood industries.

Reclassifications: Certain prior year amounts have been reclassified to conform with the 1996 presentation.

New Accounting Standard: The Company currently accounts for its employee stock option plans using APB Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when issued at fair market value. During 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), which considers the stock options as compensation expense to the Company. Under this new standard, the Company has the option of accounting for employee stock option plans as it currently does, or it may use the new method. The Company intends to continue to use the existing method, but will adopt the disclosure requirements of FAS 123 effective with the 1997 fiscal year reporting.



NOTE 2   PRODUCT LINE EXIT COSTS

The Company announced a strategic decision during the 1996 fiscal year to cease production and sales of its domestic wholesale piano product line, due to the continuing decline in the domestic piano market. This product line accounted for less than 2% of consolidated sales in 1995 and 1996. A pretax provision of $3,400,000, which equates to a net income effect of $1,870,000, or $0.09 per share, was established during 1996, to cover all estimated costs associated with exiting this product line. The Company ceased production of domestic wholesale pianos as of April 1996, and has substantially completed the sale of inventory as of May 1996, as planned. $660,000 of costs have been applied against this provision as of June 30, 1996.

NOTE 3   INVENTORIES

Approximately half of consolidated inventories are valued using the lower of last-in, first-out (LIFO) cost or market value. The remaining inventories, valued using the lower of first-in, first-out (FIFO) cost or market value, represent approximately 48% of consolidated inventories at June 30, 1996, and 38% at June 30, 1995.

Had the FIFO method been used for all inventories, net income would have been, in millions, $0.7 lower in 1996, $0.9 higher in 1995, and $1.2 higher in 1994. Additionally, inventories would have been, in millions, $19.5 and $21.1 higher at June 30, 1996 and 1995, respectively, if the FIFO method had been used. During 1996, certain inventory quantity reductions caused a liquidation of LIFO inventory values. This liquidation increased net income by $1.5 million, or $0.07 per share.

Inventory components at June 30 are as follows:
(Amounts in Thousands)

                                               1996            1995
Finished products. . . . . . . . . . . . .   $24,636         $23,938
Work-in-process. . . . . . . . . . . . . .    14,743          12,681
Raw materials. . . . . . . . . . . . . . .    50,110          39,527
     Total inventory . . . . . . . . . . .   $89,489         $76,146


NOTE 4   PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:
(Amounts in Thousands)
                                               1996              1995
Land . . . . . . . . . . . . . . . . . . .  $  5,146          $  6,058
Buildings and improvements . . . . . . . .   138,179           140,285
Machinery and equipment. . . . . . . . . .   244,502           241,112
Construction-in-progress . . . . . . . . .     7,751             9,070
  Total. . . . . . . . . . . . . . . . . .   395,578           396,525
     Less:  Accumulated depreciation . . .  (221,569)         (219,395)
  Net property and equipment . . . . . . .  $174,009          $177,130

The useful lives, based on the Company's estimate of the service life of the classes of property, used in computing depreciation are as follows:
                                                     Years
Buildings and improvements . . . . . . . .          5 to 50
Machinery and equipment. . . . . . . . . .          3 to 15
Leasehold improvements . . . . . . . . . .          Life of Lease

Depreciation and amortization of property and equipment totaled, in millions, $30.8 for 1996, $27.7 for 1995 and $26.9 for 1994. Imputed interest costs of $345,000, related to the financing of certain construction projects, were capitalized during 1994. No interest costs were capitalized during 1996 or 1995.

NOTE 5  COMMITMENTS - LEASES

Operating leases for certain office, showroom, warehouse and manufacturing facilities, and equipment, which expire 1997-2005, contain provisions under which minimum annual lease payments are, in millions, $4.2, $3.3, $2.4, $1.4 and $1.3 for the five years ended June 30, 2001, respectively, and aggregate $3.6 million from 2002 to the expiration of the leases in 2005. The Company is obligated under certain of the real estate leases to maintain the properties and pay real estate taxes.

Total rental expenses amounted to, in millions, $5.5, $6.6 and $6.9 in 1996, 1995 and 1994, respectively.


NOTE 6   LONG-TERM DEBT

Long-Term Debt is principally obligations under long term capitalized leases. Aggregate maturities of long-term debt for the next five years are in millions, $0.5, $0.5, $0.5, $1.0, and $0.3, respectively, and $0.7 thereafter. Interest rates range from 3.5% to 10.375%. Based upon borrowing rates currently available to the Company, the fair value of the Company's debt approximates the carrying value.


NOTE 7   RETIREMENT PLAN

The Company has a trusteed defined contribution Retirement Plan in effect for substantially all domestic employees meeting the eligibility requirements. Company contributions are based on a percent of net income as defined in the plan; the percent of contribution is determined by the Board of Directors up to specific maximum limits. The plan includes a 401(k) feature, thereby permitting participants to make additional voluntary contributions on a pretax basis. Payments by the Company to the trusteed plan are vested and held for the sole benefit of participants. Total contributions to the Retirement Plan for 1996, 1995 and 1994 were approximately, in millions, $8.6, $9.0 and $9.0, respectively.

Employees of certain foreign subsidiaries are covered by local pension or retirement plans. Annual expense and accumulated benefits of these foreign plans are not significant to the consolidated financial statements.

NOTE 8   INCENTIVE STOCK OPTIONS

On August 11, 1987, the Board of Directors adopted the 1987 Stock Incentive Program, which was approved by the Company's Share Owners on October 13, 1987. Under this plan, 1,800,000 shares of Class B Common Stock were reserved for incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and performance share awards available for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees. Stock options are priced at the fair market value of the stock at the date of grant and are exercisable beginning two years after the date of grant and expire five years after the date of grant. Shares of stock issued under the incentive stock option plan, when exercised, must be held for a five year period before being sold. Stock options are forfeited when employment terminates, except in certain situations. No shares were exercisable during 1995 or 1994. Approximately 275 employees were eligible to participate in the program during 1996 and approximately 110 employees during 1995 and 1994. Approximately 275 employees are expected to be eligible to participate in the program during 1997.

The current Stock Incentive Program will expire in August 1997, prior to the 1997 Annual Share Owners Meeting. As such, a new 1996 Stock Incentive Program has been approved by the Board of Directors and will be presented for approval at the 1996 Annual Share Owners Meeting. If approved, the 1996 plan will reserve 2,100,000 shares of Class B Common Stock, in addition to remaining shares reserved under the 1987 plan, for incentive stock options, nonqualified stock options, stock appreciation rights, and performance share awards available for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees. The plan's duration will extend through the year 2005.

Stock option transactions are as follows:
                                                 Number         Per Share
                                                of Shares      Option Price
Options outstanding June 30, 1993. . . . . . .        ---           ---
Granted. . . . . . . . . . . . . . . . . . . .    106,650        $29.60
Exercised. . . . . . . . . . . . . . . . . . .        ---           ---
Forfeited. . . . . . . . . . . . . . . . . . .       (550)       $29.60
Options outstanding June 30, 1994. . . . . . .    106,100        $29.60

Granted. . . . . . . . . . . . . . . . . . . .    171,500        $24.44
Exercised. . . . . . . . . . . . . . . . . . .        ---           ---
Forfeited. . . . . . . . . . . . . . . . . . .     (6,200)       $24.44 - $29.60
Options outstanding June 30, 1995. . . . . . .    271,400        $24.44 - $29.60

Granted. . . . . . . . . . . . . . . . . . . .    290,200        $25.54 - $28.75
Exercised. . . . . . . . . . . . . . . . . . .        ---           ---
Forfeited. . . . . . . . . . . . . . . . . . .    (11,750)       $24.44 - $29.60
Options outstanding June 30, 1996. . . . . . .    549,850        $24.44 - $29.60

Number of options exercisable
  at June 30, 1996 . . . . . . . . . . . . . .     99,950
Shares available for future options. . . . . .  1,162,998


NOTE 9  INCOME TAXES

As stated in Note 1, the Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, effective with the 1994 fiscal year, and therefore uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation reserve is provided for deferred tax assets relating to foreign net operating losses, due to uncertainty surrounding the utilization of these deferred tax assets.

The components of the deferred tax assets and liabilities as of June 30, 1996 and 1995, are as follows:
(Amounts in Thousands)
                                                  1996           1995
Deferred tax assets:
  Accounts receivable. . . . . . . . . . . . .  $ 1,583        $ 1,751
  Inventory. . . . . . . . . . . . . . . . . .    3,270          2,175
  Employee benefits. . . . . . . . . . . . . .    4,834          3,964
  Other. . . . . . . . . . . . . . . . . . . .    5,191          4,266
  Foreign net operating losses . . . . . . . .    7,899          8,078
    Valuation reserve. . . . . . . . . . . . .   (7,899)        (8,078)
      Total asset. . . . . . . . . . . . . . .  $14,878        $12,156

Deferred tax liabilities:
  Property & equipment . . . . . . . . . . . .  $12,681        $12,240
  Other. . . . . . . . . . . . . . . . . . . .    2,451          3,769
      Total liability. . . . . . . . . . . . .  $15,132        $16,009


The components of income before taxes on income are as follows:
(Amounts in Thousands)
                                              ------- Year Ended June 30 -----
                                                1996         1995        1994
United States . . . . . . . . . . . . . . .   $75,437      $76,989     $64,532
Foreign . . . . . . . . . . . . . . . . . .    (1,122)      (6,194)     (5,113)
       Total income before taxes. . . . . .   $74,315      $70,795     $59,419

Taxes on income are composed of the following items:
(Amounts in Thousands)
                                              ------- Year Ended June 30 -----
                                                1996         1995        1994
Currently payable:
     Federal. . . . . . . . . . . . . . . .   $28,699      $25,119     $22,500
     Foreign. . . . . . . . . . . . . . . .       ---          ---         ---
     State. . . . . . . . . . . . . . . . .     4,120        4,781       3,846
       Total current. . . . . . . . . . . .    32,819       29,900      26,346

Deferred:
     Federal. . . . . . . . . . . . . . . .    (3,599)        (544)     (2,734)
     Foreign. . . . . . . . . . . . . . . .       ---          ---           7
     State. . . . . . . . . . . . . . . . .       ---          ---        (369)
       Total deferred . . . . . . . . . . .    (3,599)        (544)     (3,096)

       Total taxes on income. . . . . . . .   $29,220      $29,356     $23,250

A reconciliation of the statutory U.S. income tax rate to the Company's effective income tax rate follows:
(Amounts in Thousands)

                                               -------------- Year Ended June 30 --------------
                                                   1996              1995              1994
                                               Amount    %       Amount    %       Amount    %
Taxes computed at statutory rate . . . . . .  $26,010  35.0%    $24,778  35.0%    $20,797  35.0%
State income taxes,
  net of Federal income tax benefit  . . . .    2,678   3.6       3,107   4.4       2,500   4.2
Foreign operating losses - limited
  tax benefit currently available. . . . . .      393    .5       2,168   3.1       1,796   3.0
Adoption of FASB No. 109 . . . . . . . . . .      ---   ---         ---   ---      (1,200) (2.0)
Other-net. . . . . . . . . . . . . . . . . .      139    .2        (697) (1.0)       (643) (1.1)
     Total taxes on income . . . . . . . . .  $29,220  39.3%    $29,356  41.5%    $23,250  39.1%

NOTE 10  COMMON STOCK

On a fiscal year basis, shares of Class B Common Stock are entitled to an additional $.01 per share dividend more than the dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock. The owners of both Class A and Class B Common Stock are entitled to share pro-rata, irrespective of class, in the distribution of the Company's available assets upon dissolution.

Owners of Class B Common Stock are entitled to elect, as a class, one member of the Company's Board of Directors. In addition, owners of Class B Common Stock are entitled to full voting powers, as a class, with respect to any consolidation, merger, sale, lease, exchange, mortgage, pledge, or other disposition of all or substantially all of the Company's fixed assets, or dissolution of the Company. Otherwise, except as provided by statute with respect to certain amendments to the Articles of Incorporation, the owners of Class B Common Stock have no voting rights, and the entire voting power is vested in the Class A Common Stock, which has one vote per share. The Habig family owns directly or shares voting power in excess of 50% of the Class A Common Stock of Kimball International, Inc. The owner of a share of Class A Common Stock may, at their option, convert such share into one share of Class B Common Stock at any time.

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


NOTE 11  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is summarized as follows:
(Amounts in Thousands, Except for Per Share Data)
                                          ------------------ Three Months Ended --------------
                                          September 30   December 31    March 31      June 30
1996:
 Net Sales. . . . . . . . . . . . . . . .   $218,933      $234,539      $223,915      $246,249
 Gross Profit . . . . . . . . . . . . . .   $ 55,856      $ 64,725      $ 64,124      $ 74,620
 Net Income . . . . . . . . . . . . . . .   $  8,418      $ 12,291      $  9,969      $ 14,417
 Net Income Per Share of Common Stock:
  Class A . . . . . . . . . . . . . . . .       $.40          $.59          $.47          $.69
  Class B . . . . . . . . . . . . . . . .       $.40          $.59          $.48          $.69

1995:
 Net Sales. . . . . . . . . . . . . . . .   $209,411      $230,088      $236,819      $219,594
 Gross Profit . . . . . . . . . . . . . .   $ 58,858      $ 65,030      $ 63,888      $ 62,545
 Net Income . . . . . . . . . . . . . . .   $  8,423      $ 11,660      $ 10,831      $ 10,525
 Net Income Per Share of Common Stock:
  Class A . . . . . . . . . . . . . . . .       $.40          $.55          $.51          $.50
  Class B . . . . . . . . . . . . . . . .       $.40          $.55          $.52          $.50

1994:
 Net Sales. . . . . . . . . . . . . . . .   $197,882      $205,804      $208,576      $210,222
 Gross Profit . . . . . . . . . . . . . .   $ 57,135      $ 56,611      $ 58,905      $ 60,984
 Net Income . . . . . . . . . . . . . . .   $ 10,280      $  8,404      $  8,681      $  8,804
 Net Income Per Share of Common Stock:
  Class A . . . . . . . . . . . . . . . .       $.48          $.40          $.41          $.41
  Class B . . . . . . . . . . . . . . . .       $.48          $.40          $.42          $.41

Net income in the third quarter of 1996 was reduced by $1,870,000, or $.09 per share, for estimated costs associated with exiting sales and production of the Company's domestic wholesale piano product line.

Net income in the first quarter of 1994 was increased by $1,200,000, or $.05 per share, due to the Company's adoption of FASB Statement No. 109, Accounting for Income Taxes.

NOTE 12  SHORT-TERM INVESTMENTS


The Company classifies its short-term investments in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Fair values are estimated based upon the quoted market values of those, or similar instruments. Carrying costs reflect the original purchase price, with discounts and premiums amortized over the life of the security.

Held-to-maturity securities consist of U.S. Government and federal agency obligations with fair values and carrying costs of, in thousands, $45,648 and $45,542 at June 30, 1996 compared to $91,395 and $91,005 at June 30, 1995, respectively, and tax-advantaged municipal bonds with fair values and carrying costs of, in thousands, $2,066 and $2,061 at June 30, 1996, compared to $6,561 and $6,529 at June 30, 1995, respectively. Unrealized holding gains and (losses) were, in thousands, $140 and $(29) at June 30, 1996, and $550 and $(128) at June 30, 1995, respectively. All held-to-maturity securities mature within a period of 0-12 months.

Available-for-sale securities consist of U.S. Government and federal agency obligations with fair values and carrying costs of, in thousands, $44,812 and $45,101 at June 30, 1996, and tax-advantaged municipal bonds with fair values and carrying costs of, in thousands, $15,638 and $15,721 at June 30, 1996. Unrealized holding gains and (losses) were, in thousands, $4 and $(376) at June 30, 1996. All available-for-sale securities mature within a period of 13-29 months.


NOTE 13  ACCRUED EXPENSES

Accrued expenses at June 30 consist of:
(Amounts in Thousands)
                                                 ------ June 30 -------
                                                   1996           1995
Income taxes . . . . . . . . . . . . . . . . .   $ 1,600        $ 1,573
Property taxes . . . . . . . . . . . . . . . .     3,819          5,982
Compensation . . . . . . . . . . . . . . . . .    24,802         24,463
Retirement plan. . . . . . . . . . . . . . . .     8,507          8,877
Other expenses . . . . . . . . . . . . . . . .    24,185         21,856
 Total accrued expenses. . . . . . . . . . . .   $62,913        $62,751

NOTE 14  BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company has three business segments which are listed below.

Furniture and Cabinets: Sales include office, hospitality, healthcare and home furniture; television and stereo cabinets; pianos and piano cases, keys and actions; and other miscellaneous products. Intersegment sales are insignificant.

Electronic Contract Assemblies: Sales include electronic and electro-mechanical products (electronic assemblies) manufactured on a contract basis to customers' specifications. Effective in 1996, this segment began offering semiconductor DIE processing, testing, design and packaging services. There are no intersegment sales. Included in the Electronic Contract Assemblies segment are sales to three customers which accounted for 24%, 23% and 22% of consolidated net sales in 1996, 1995 and 1994, respectively. One customer accounted for 14% of consolidated net sales in 1996 and 1995, and 12% in 1994.

Processed Wood Products and Other: Processed Wood Products include the sales of lumber, dimension lumber, plywood, veneer, and other miscellaneous wood product sales. "Other" sales include plastic components, stamped metal products, carbide cutting tools and related services on cutting tools, and other miscellaneous services, totaling approximately 34% in 1996, 31% in 1995 and 22% in 1994, of the total customer sales of this segment. Intersegment sales include these same basic wood products, assembled components and miscellaneous products, which are used in the final production of office, home, hospitality and healthcare furniture, cabinets and piano cabinets; thus, intersegment sales consist of sales to the Furniture and Cabinets segment.

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

Business Segment
(Amounts in Thousands)

                                      -------------------------- Year Ended June 30 --------------------------
                                      ------- 1996 ---------   ------- 1995 ---------   ------- 1994 ---------
                                      Customers Intersegment   Customers Intersegment   Customers Intersegment
Net Sales:
  Furniture and Cabinets. . . . . . . $580,393    $   170      $570,219    $   295      $544,719    $   501
  Electronic Contract Assemblies. . .  284,639        ---       245,101        ---       204,149        ---
  Processed Wood Products and Other .   58,604     58,687        80,592     55,980        73,616     54,597
      Total Net Sales . . . . . . . . $923,636    $58,857      $895,912    $56,275      $822,484    $55,098

Business Segment
(Amounts in Thousands)
                                                -------- Year Ended June 30 ----------
                                                  1996            1995           1994
Operating Income:
  Furniture and Cabinets . . . . . . . . . . .  $33,467 <F1>    $30,966        $33,034
  Electronic Contract Assemblies . . . . . . .   21,437          20,804         13,496
  Processed Wood Products and Other. . . . . .    7,607          10,056          7,124
      Total Operating Income . . . . . . . . .  $62,511         $61,826        $53,654


<F1>
Included in Furniture and Cabinets operating income for 1996 is a pretax provision of
$3.4 million, which was established to cover all estimated costs associated with exiting the domestic wholesale piano product line.








                                                ------- June 30 -------
                                                   1996           1995
Identifiable Assets:
  Furniture and Cabinets . . . . . . . . . . .  $261,510       $253,597
  Electronic Contract Assemblies . . . . . . .   127,571         90,235
  Processed Wood Products and Other. . . . . .    38,153         43,159
  Eliminations . . . . . . . . . . . . . . . .    (3,081)        (2,717)
      Total. . . . . . . . . . . . . . . . . .   424,153        384,274
Unallocated Corporate Assets:
  Cash, Cash Equivalents and
   Short-Term Investments. . . . . . . . . . .   114,072        112,812
      Total Assets . . . . . . . . . . . . . .  $538,225       $497,086

Business Segment
(Amounts in Thousands)
                                --------- 1996 ---------  --------- 1995 ---------  --------- 1994 ---------
                                Depreciation              Depreciation              Depreciation
                                     and       Capital         and       Capital         and       Capital
                                Amortization Expenditures Amortization Expenditures Amortization Expenditures
Furniture and Cabinets . . . . . . $23,511     $22,326       $19,674     $19,995       $19,062     $36,051
Electronic Contract Assemblies . .   7,306       7,469         5,790       9,277         4,954       7,092
Processed Wood Products and Other.   5,275       8,547         4,615       5,636         4,710       3,464



Geographic Area
Total United States sales by geographic area includes export sales of, in millions, $30 in 1996, $25 in 1995 and $18 in 1994. Export sales were primarily to European and North American customers in
1996 and primarily to North American customers in 1995 and 1994. Foreign sales are generally to
European customers.

Geographic Area
(Amounts in Thousands)
                                                --------- Year Ended June 30 --------
                                                   1996           1995          1994
Net Sales:
  United States. . . . . . . . . . . . . . . .  $902,448       $873,543      $802,117
  Foreign. . . . . . . . . . . . . . . . . . .    22,365         23,350        22,371
  Eliminations . . . . . . . . . . . . . . . .    (1,177)          (981)       (2,004)
      Total Net Sales. . . . . . . . . . . . .  $923,636       $895,912      $822,484

Operating Income:
  United States. . . . . . . . . . . . . . . .  $ 64,284       $ 67,285      $ 58,933
  Foreign. . . . . . . . . . . . . . . . . . .    (1,952)        (5,889)       (5,674)
  Eliminations . . . . . . . . . . . . . . . .       179            430           395
      Total Operating Income . . . . . . . . .  $ 62,511       $ 61,826      $ 53,654



                                                ------- June 30 -------
                                                   1996           1995
Identifiable Assets:
  United States. . . . . . . . . . . . . . . .  $404,232       $365,088
  Foreign. . . . . . . . . . . . . . . . . . .    20,620         19,415
  Eliminations . . . . . . . . . . . . . . . .      (699)          (229)
      Totals . . . . . . . . . . . . . . . . .   424,153        384,274
Unallocated Corporate Assets:
  Cash, Cash Equivalents and
   Short-Term Investments. . . . . . . . . . .   114,072        112,812
      Total Assets . . . . . . . . . . . . . .  $538,225       $497,086






Item 9. -  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosures
    None

                                     PART III



Item 10. - Directors and Executive Officers of the Registrant

Directors
    The information called for by this item with respect to Directors is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of share owners to be held October 22, 1996 under the captions - "Election of Directors"; "Information Concerning the Board of Directors and Committees"; and "Compensation of Executive Officers".

Executive Officers of the Registrant
    The information called for by this item with respect to Executive Officers of the Registrant is included at the end of Part I and is incorporated herein by reference.


Item 11. - Executive Compensation
    The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of share owners to be held October 22, 1996 under the caption "Compensation of Executive Officers".


Item 12. - Security Ownership of Certain Beneficial Owners and Management
    The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of share owners to be held October 22, 1996 under the caption "Share Ownership Information".


Item 13. - Certain Relationships and Related Transactions
    The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of share owners to be held October 22, 1996 under the caption "Compensation Committee Interlocks and Insider Participation".

                                      PART IV



Item 14. - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

     1.  Financial Statements:
     The following consolidated financial statements of the Registrant are found in Item 8 and incorporated herein.
                                                                         Page
Report of Management . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Report of Independent Public Accountants . . . . . . . . . . . . . . . .  22
Consolidated Statement of Financial Condition
   as of June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . .  23
Consolidated Statement of Income
   for the Three Years Ended June 30, 1996 . . . . . . . . . . . . . . .  24
Consolidated Statement of Cash Flows
   for the Three Years Ended June 30, 1996 . . . . . . . . . . . . . . .  25
Consolidated Statement of Share Owners' Equity
   for the Three Years Ended June 30, 1996 . . . . . . . . . . . . . . .  26
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .  27-36



    2.  Financial Statement Schedules:
                                                                         Page
VIII.  Valuation and Qualifying Accounts
          for the Three Years Ended June 30, 1996. . . . . . . . . . . .  41

    Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

    3.  Exhibits
    See the Exhibit Index on page 42 for a list of the exhibits filed or incorporated herein as a part of this report.


(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the fourth quarter of the 1996 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      KIMBALL INTERNATIONAL, INC.


                                   by Gary P. Critser
                                      GARY P. CRITSER
                                      Senior Executive Vice President,
                                      Chief Accounting Officer and Secretary
                                      September 4, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                      James C. Thyen
                                      JAMES C. THYEN
                                      Senior Executive Vice President,
                                      Chief Financial and Administrative Officer and Treasurer
                                      September 4, 1996


                                      Douglas A. Habig
                                      DOUGLAS A. HABIG
                                      President and Chief Executive Officer
                                      September 4, 1996


                                      Gary P. Critser
                                      GARY P. CRITSER
                                      Senior Executive Vice President,
                                      Chief Accounting Officer and Secretary
                                      September 4, 1996

            Signature                                     Signature



         THOMAS L. HABIG*                              DOUGLAS A. HABIG*
         Director                                      Director



         JOHN B. HABIG*                                JAMES C. THYEN*
         Director                                      Director



         JOHN T. THYEN*                                CHRISTINE M. VUJOVICH*
         Director                                      Director



         GARY P. CRITSER*                              BRIAN K. HABIG*
         Director                                      Director






* The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date

September 5, 1996                                       Ronald J. Thyen
                                                        RONALD J. THYEN
                                                        Director



September 6, 1996                                       Jack R. Wentworth
                                                        JACK R. WENTWORTH
                                                        Director


                                 Attorneys-In-Fact

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
Schedule VIII. - Valuation and Qualifying Accounts
(Amounts in Thousands)

Column A                         Column B          Column C         Column D     Column E
                                              -----Additions-----
                                              Charged               Accounts
                                 Balance at   to Costs   Charged    Written Off Balance
                                 Beginning      and      to Other   Net of      at End
Description                      of Year      Expenses   Accounts   Recoveries  of Year

YEAR ENDED JUNE 30, 1996:
 Valuation Allowance:
      Accounts Receivable         $4,245       $  670       ---       $(840)    $4,075

 Valuation Allowance:
      Deferred Tax Asset          $8,078       $ (179)      ---         ---     $7,899




YEAR ENDED JUNE 30, 1995:
 Valuation Allowance:
      Accounts Receivable         $4,036       $  772       ---       $(563)    $4,245

 Valuation Allowance:
      Deferred Tax Asset          $5,785       $2,293       ---         ---     $8,078




YEAR ENDED JUNE 30, 1994:
 Valuation Allowance:
      Accounts Receivable         $4,916       $   26       ---       $(906)    $4,036

 Valuation Allowance:
    **Deferred Tax Asset             ---       $5,785       ---         ---     $5,785





** The company adopted Financial Accounting Standards Board Statement No. 109,
   Accounting for Income Taxes, effective July 1, 1993. Upon adoption, a valuation allowance was provided to offset the increase in deferred tax assets relating to foreign net operating losses, due to uncertainty surrounding the utilization of those deferred tax assets. Subsequent changes to foreign deferred tax assets are provided for by offsetting changes to the valuation account.


                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES

                                INDEX OF EXHIBITS

 3(a) Restated Articles of Incorporation of the Company. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1994.)

 3(b) Restated Bylaws of the Company. (Incorporated by reference to the company's Form 10-Q for the period ended December 31, 1995.)

10(a)*   Supplemental Bonus Plan.  (Incorporated by reference to the Company's
         Form 10-K for the year ended June 30, 1994.)

10(b)*   Employment Contract with Arnold F. Habig dated June 12, 1990.
         Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1995.)

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

10(d)*   1987 Stock Incentive Program.  (Incorporated by reference to the
         Company's Form 10-K for the year ended June 30, 1993.)

10(e)* Amendments to 1987 Stock Incentive Program. (Incorporated by reference to the Company's Form 10-K for the year ended
         June 30, 1993.)

10(f)* Form of Incentive Stock Option. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1993.)

10(g)* Form of Nonqualified Stock Option. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1993.)

10(h)* Form of Split Dollar Life Insurance Contract. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1995.)

10(i)* Supplemental Employee Retirement Plan. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1995.)

11       Computation of Earnings Per Share.

21       Significant Subsidiaries of the Company.

23       Consent of Independent Public Accountants.

24       Power of Attorney.

27       Financial Data Schedule.


* = constitutes management contract or compensatory arrangement.