Form 10-Q
period 1996-09-30
KIMBALL INTERNATIONAL INC
filed 1996-10-24
CIK 55772

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

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


The number of shares outstanding of the Registrant's common stock as of October 15, 1996 were:

   Class A Common Stock -  7,269,285 shares
   Class B Common Stock - 13,519,535 shares

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX


                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Balance Sheet
          - September 30, 1996 (Unaudited) and June 30, 1996. . . . . . . 3

          Consolidated Statement of Income (Unaudited)
          - Three Months Ended September 30, 1996 and 1995. . . . . . . . 4

          Consolidated Statement of Cash Flows (Unaudited)
          - Three Months Ended September 30, 1996 and 1995. . . . . . . . 5

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


  Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 12

                                   SIGNATURES . . . . . . . . . . . . . . 12

             - Exhibit #11 - Computation of Earnings Per Share
                (Part I Exhibit)

             - Exhibit #27 - Financial Data Schedule
                (Part I Exhibit)


                                                   PART I.
                                           FINANCIAL INFORMATION
                               KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEET
                                          (dollars in thousands)


                                                            (unaudited)
                                                           September 30,               June 30,
                                                               1996                      1996
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $ 18,548                  $  5,647
  Short-term investments at cost, estimated
      market value of $121,635 and $108,164                   121,810                   108,425
  Accounts and notes receivable, less allow-
      ance for possible losses of $4,238
      and $4,075                                              115,397                   117,140
  Inventories                                                  83,483                    89,489
  Other                                                        23,041                    21,550
     Total Current Assets                                     362,279                   342,251
PROPERTY AND EQUIPMENT - at cost, less
  accumulated depreciation of $223,145
  and $221,569                                                173,214                   174,009
OTHER ASSETS                                                   21,622                    21,965
       Total Assets                                          $557,115                  $538,225

LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Loans payable to banks                                     $  2,994                  $  2,282
  Current maturities of long-term debt                            530                       492
  Accounts payable                                             57,127                    50,963
  Dividends payable                                             5,387                     5,393
  Accrued expenses                                             66,694                    62,913
     Total Current Liabilities                                132,732                   122,043
OTHER LIABILITIES:
  Long-term debt, less current maturities                       2,787                     3,016
  Deferred income taxes and other                              22,423                    22,152
     Total Other Liabilities                                   25,210                    25,168
SHARE OWNERS' EQUITY:
  Common stock                                                  6,723                     6,723
  Additional paid-in capital                                    1,481                       898
  Foreign currency translation adjustment                       2,259                     1,441
  Retained earnings                                           407,158                   399,024
  Less:  Treasury stock, at cost                              (18,448)                  (17,072)
     Total Share Owners' Equity                               399,173                   391,014
       Total Liabilities and Share Owners' Equity            $557,115                  $538,225


See Notes to Consolidated Financial Statements

                  KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 (dollars in thousands except per share amounts)



                                                           (unaudited)
                                                       Three Months Ended
                                                           September 30,
                                                        1996         1995

Net Sales                                             $247,700      $218,933

Cost of Sales                                          174,566       163,077

Gross Profit                                            73,134        55,856

Selling, Administrative and General Expenses            53,951        45,160


Operating Income                                        19,183        10,696

Other Income (Expense):
  Interest Expense                                        (117)          (88)
  Interest Income                                        1,913         1,897
  Other - net                                           (2,797)        1,464
     Other (Expense) Income - net                       (1,001)        3,273

Income Before Taxes on Income                           18,182        13,969

Taxes on Income                                          4,661         5,551

Net Income                                            $ 13,521      $  8,418


Earnings Per Share of Common Stock:
     Class A Common Stock                                $ .65         $ .40
     Class B Common Stock                                $ .65         $ .40

Dividends Per Share of Common Stock:
     Class A Common Stock                                $ .25 3/4     $ .22 3/4
     Class B Common Stock                                $ .26         $ .23

Average total number of shares outstanding
  Class A and B Common Stock                          20,795,245    20,972,043



See Notes to Consolidated Financial Statements

                             KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (dollars in thousands)

                                                                      (unaudited)
                                                                   Three Months Ended
                                                                      September 30,

                                                                  1996           1995
Cash Flows From Operating Activities:
  Net income                                                   $ 13,521        $  8,418
  Non-cash charges (credits) to net income:
     Depreciation and amortization                                8,269           8,044
     Gain on sales of assets                                       (341)         (1,620)
     Deferred income tax and other deferred charges                (381)            466
  (Increase) Decrease in current assets:
     Accounts and notes receivable                                 (381)        (10,591)
     Inventories                                                  3,446          (2,699)
     Other current assets                                         1,725           1,480
  Increase (Decrease) in current liabilities:
     Accounts payable                                             7,582          14,186
     Accrued expenses                                             4,340          (2,256)
          Net Cash Provided By Operating Activities              37,780          15,428

Cash Flows From Investing Activities:
  Capital expenditures                                           (8,974)         (8,706)
  Proceeds from sales of assets                                     372           3,266
  Proceeds from sale of subsidiary                                2,345              --
  Increase in other assets                                         (315)           (716)
  Purchases of short-term investments                           (31,805)        (37,879)
  Maturities of short-term investments                           18,420          26,367
          Net Cash Used For Investing Activities                (19,957)        (17,668)

Cash Flows From Financing Activities:
  Increase in short-term borrowings                                 713             726
  Decrease in long-term debt                                       (191)           (166)
  Dividends paid                                                 (5,393)         (4,812)
  Acquisition of treasury stock, net of sales                      (829)         (1,015)
  Other - net                                                       759            (126)
          Net Cash Used For Financing Activities                 (4,941)         (5,393)

Effect of Exchange Rate Change on
  Cash and Cash Equivalents                                          19             (27)
Net Increase (Decrease) in Cash and Cash Equivalents             12,901          (7,660)
Cash and Cash Equivalents-Beginning of Period                     5,647          15,278
Cash and Cash Equivalents-End of Period                        $ 18,548        $  7,618

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income taxes                                              $  1,160        $  1,306
     Interest                                                  $    150        $     97

Total Cash, Cash Equivalents and
  Short-Term Investments:
     Cash and cash equivalents                                 $ 18,548        $  7,618
     Short-term investments                                     121,810         109,046
          Totals                                               $140,358        $116,664


See Notes to Consolidated Financial Statements

                    KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

(1) The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments consisting only of a normal, recurring nature necessary to present fairly the financial statements of the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

(2)  Inventories consist of:  (in thousands)
                       September 30,      June 30,
                          1996             1996
      Raw Materials      $43,118         $50,110
      Work-in-Process     12,687          14,743
      Finished Goods      27,678          24,636
         Total           $83,483         $89,489

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

(4) Results of operations for the three month period are not necessarily indicative of the results to be expected for the entire fiscal year.

(5) On March 29, 1996, the Company acquired certain assets of ELMO Semi-conductor Corporation of California and all of the outstanding capital stock of ELMO Semiconducteurs SARL of France, providers of semiconductor DIE processing, testing, design and packaging. The acquisition was accounted for as a purchase, with operating results included in the Company's consolidated statement of income from the date of acquisition. The Company has one year in which it may adjust the initial purchase price allocation. The acquisition was not material and was financed with the Company's available cash on hand.

(6) The Company sold its piano key and action production facility located in the United Kingdom, Herrburger Brooks, PLC, during the first quarter of fiscal 1997. A $3.8 million pretax loss on the sale is included in Other-net, with an offsetting $3.8 million income tax benefit included in Taxes on Income. This tax benefit was the result of a higher U.S. tax basis in this subsidiary due to previously undeductable losses on the investment in this U.K. subsidiary. This transaction resulted in no impact to consolidated first quarter net income.

                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


OVERVIEW
First quarter net sales were $247,700,000 for the 1997 fiscal year, an increase of 13% when compared to the same quarter of the prior fiscal year. First quarter net income of $13,521,000 and Class B earnings per share of $0.65 increased 61% when compared to the year earlier period. Cash flow generated from operations totaled $37,780,000 for the first quarter of fiscal 1997. Open orders were $191,502,000 at September 30, 1996. A detailed discussion of the first quarter results follows, including certain forward-looking information.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.
Net sales for the first quarter of the 1997 fiscal year were $247,700,000, an increase of 13% when compared to the first quarter of the prior year, as sales continued to grow in the larger two of the Company's three business segments - Furniture and Cabinets, and Electronic Contract Assemblies. Net sales in the Company's smallest business segment - Processed Wood Products and Other, declined from the prior year's first quarter. Operating Income for the first quarter of fiscal 1997 was $19,183,000 an increase of 79% over the prior year's first quarter, due primarily to sales volume increases and improvements in manufacturing efficiencies.

Net sales in the Company's largest segment, Furniture and Cabinets, increased 14% above the prior year period led by increases in office furniture and hospitality furniture product lines. Office furniture product lines experienced sales growth across a broad product offering of wood and metal product lines. Volume increases on both new and mature product offerings were the primary driver of the increase in sales, and to a lesser extent, an increase in selling prices. Increased volumes of systems office furniture were supported by a production facility that was converted to this product line during the latter half of the prior fiscal year. The Company plans to introduce new office furniture products during this fiscal year, some of which will replace existing product offerings. Operating income in the office furniture product line increased for the three month period on volume increases, lower material costs as a percent of sales, and improved manufacturing efficiencies. The rate of material price increases from suppliers has decreased from the level experienced in last year's first quarter, and in some cases price reductions have been realized. Benefits continued to be realized from the Company's quality and cost containment initiatives. Operating margins continued to improve on metal office furniture product lines, despite additional expenses being incurred during this year's first quarter in preparation for a new product launch planned for the second quarter.

Sales of Original Equipment Manufacturer (OEM) product lines, primarily television cabinets and stands, audio cabinets, and residential furniture, decreased in the three month period when compared to one year earlier. Lower sales volume of cabinets were due to a major cabinet customer experiencing lower market demand for their products. While certain other cabinet customers increased their volumes, this product line experienced an overall decline in sales volume. Production flexibility is inherent in the OEM supplier market and may cause short-term fluctuations in any given quarter. Volumes of contract residential furniture increased from the prior year. Some OEM production capacity was utilized for production of hospitality furniture during the quarter. OEM operating income declined from the prior year's level due to the decrease in sales volume and, to a lesser extent, an unfavorable sales mix towards lower margin products.

Hospitality furniture sales increased in the first quarter of fiscal 1997 when compared to the prior year, due to greater volumes of standard and high-end products targeted to the hospitality market. The Company expanded its standard line of product offerings from the prior year's first quarter. Increased demand resulted from newly constructed facilities and refurbishing initiatives in the hospitality industry. Operating profits increased from the prior year period due primarily to additional volumes in the current year and higher product offering expansion costs in the prior year.

The Company's European operations experienced improvements in sales volumes and operating margins in the first quarter when compared to the prior year. The Company sold its piano key and action production facility located in the United Kingdom, Herrburger Brooks, PLC, during the first quarter of fiscal 1997. This transaction resulted in no impact to consolidated first quarter net income.

Net sales in the Company's second largest segment, Electronic Contract Assemblies, increased 17% in the first quarter when compared to the prior year, due primarily to higher volumes of electronic automotive and computer related products. The increased demand for electronic automotive products includes a surge for supplying the manufacturing pipeline for the new model year with a new generation of electronic components. While the outcome of the labor strike and negotiations at General Motors' operations is uncertain, an extended strike could have a negative impact on this segment's operations in future quarters. Rescheduling, production flexibility and material availability are inherent in the contract electronic assemblies market and may cause short-term fluctuations in any given quarter. New customers and products acquired through the Company's acquisition of ELMO Semiconductor during the prior year's third quarter, accounted for 5% of the sales increase. First quarter operating profits increased from the prior year due primarily to increased sales volumes in the current year and high product start-up costs incurred in the prior year's first quarter. Included in this segment is one customer which accounted for 14.6% of consolidated revenue in the current year's first quarter, compared to 13.2% in the prior year's first quarter. The segment has reduced its investment in working capital from the elevated level experienced at June 30, 1996.

Net sales in the Company's smallest segment, Processed Wood Products and Other, declined 7% from the prior year's first quarter, due in part to lower sales of processed wood veneer and plastic components sold to outside customers. The portion of the processed wood products industry that the Company operates in continues to experience a softened demand which began in the prior year. First quarter operating income declined in this segment when compared to the prior year, reflecting the lower sales volumes. This segment continued to supply a significant amount of production output for use as material components in the Furniture and Cabinets segment.

Consolidated cost of sales as a percent of sales decreased 4.0 percentage points for the first quarter when compared to the prior year, primarily due to shifts within product line mix to products which carry a lower material content, lower or nonexistent material price increases, and improvements in manufacturing efficiency including benefits from quality and cost containment initiatives.

Consolidated selling, general and administrative expense as a percent of sales increased 1.2 percentage points for the three month period, primarily due to moderate additions to the Company's existing infrastructure supporting the higher sales volume, additions as the result of acquiring ELMO Semiconductor in the latter half of the prior fiscal year, and certain other costs that are variable with earnings.

Operating income for the first quarter of 1997 was $19,183,000 increasing 2.8 percentage points, as a percent of sales, when compared to the first quarter of 1996, primarily due to sales volume increases, the diminished effects of material price increases that were experienced in the prior year's first quarter, and manufacturing efficiency improvements, including benefits from quality and cost containment initiatives.

Investment income for the first quarter remained flat when compared to the same period in the previous year, as higher investment balances were offset by a lower effective yield. Other - net includes $3.8 million related to a loss on the sale of a foreign subsidiary in the current year, which is offset by a $3.8 million income tax benefit recorded in Taxes on Income. The remaining decrease in Other - net is primarily due to larger gains realized on the sale of assets in the prior year.

Taxes on Income includes a $3.8 million tax benefit relating to the sale of a foreign subsidiary in the current year's first quarter. This tax benefit was the result of a higher U.S. tax basis in this subsidiary due to previously
undeductible losses on the investment in this U.K. subsidiary.   Excluding this
tax benefit, the effective income tax rate decreased 1.3 percentage point in the three month period when compared to the prior year due in part to reduced European operating losses which provide no immediate tax benefit.

The Company achieved net income of $13,521,000, or $0.65 per Class B share for the first quarter of the 1997 fiscal year, a 61% increase over the prior year's first quarter net income of $8,418,000 or $0.40 per Class B share.

LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents and Short-Term Investments totaled $140 million at September 30, 1996 as compared to $117 million one year earlier. Liquidity remained strong with working capital and the current ratio at $230 million and
2.7 to 1, respectively, at September 30, 1996 as compared to $204 million and
2.7 to 1, respectively, one year earlier.

Operating activities continued to generate positive cash flow, which amounted to $38 million for the three months ended September 30, 1996. Portions of the Company's cash flow from operations were reinvested in the business to fund $9 million of capital investments for the future, primarily production equipment upgrades and improvements in the Company's business information systems. $5 million was used for financing activities, primarily to pay dividends. Net cash flow, excluding purchases and maturities of short-term investments, amounted to a positive $26 million for the three month period ended September 30, 1996.

The Company anticipates maintaining a strong liquidity position throughout the 1997 fiscal year with cash needs being met by cash flows provided by operations, available cash balances and short-term investments on hand.

This discussion contains certain forward-looking statements, which contain risks and uncertainties as to the achievement of these expressed or implied results. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of various factors including, competitive pricing pressures, raw material price increases and component availability, market acceptance of the Company's proprietary products and our OEM customers' products, a labor strike at a major customer or supplier, a change in economic condition and other unforeseen factors.

                                    PART II.
                                OTHER INFORMATION


Item 6. -  Exhibits and Reports on Form 8-K

          (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

               (11)   Computation of earnings per share

               (27)   Financial Data Schedule

          (b)  Reports on Form 8-K

                   No reports on Form 8-K have been filed during the three month period ended September 30, 1996.




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

Date: October 23, 1996