Form 10-Q
period 1996-12-31
KIMBALL INTERNATIONAL INC
filed 1997-02-03
CIK 55772

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1996

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


The number of shares outstanding of the Registrant's common stock as of January 22, 1997 were:

   Class A Common Stock -  7,253,389 shares
   Class B Common Stock - 13,448,248 shares

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX


                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Balance Sheet
          - December 31, 1996 (Unaudited) and June 30, 1996 . . . . . . . 3

          Consolidated Statement of Income (Unaudited)
          - Three Months and Six Months Ended December 31, 1996 and 1995. 4

          Consolidated Statement of Cash Flows (Unaudited)
          - Six Months Ended December 31, 1996 and 1995 . . . . . . . . . 5

          Notes To Consolidated Financial Statements (Unaudited). . . . . 6-7


  Item 2. Management's Discussion and Analysis Of
          Financial Condition and Results of Operations . . . . . . . . . 8-11



PART II  OTHER INFORMATION:


  Item 4(c). Submission of Matters to a Vote of Security Holders. . . . . 12

  Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 12-13

                                   SIGNATURES . . . . . . . . . . . . . . 13

             - Exhibit #11 - Computation of Earnings Per Share
                (Part I Exhibit)

             - Exhibit #27 - Financial Data Schedule
                (Part I Exhibit)


                                                   PART I.
                                           FINANCIAL INFORMATION
                               KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEET
                                          (dollars in thousands)


                                                            (unaudited)
                                                            December 31,               June 30,
                                                               1996                      1996
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $ 14,178                  $  5,647
  Short-term investments at cost, estimated
      market value of $135,137 and $108,164                   135,111                   108,425
  Accounts and notes receivable, less allow-
      ance for possible losses of $4,383
      and $4,075                                              109,251                   117,140
  Inventories                                                  76,880                    89,489
  Other                                                        23,306                    21,550
     Total Current Assets                                     358,726                   342,251
PROPERTY AND EQUIPMENT - at cost, less
  accumulated depreciation of $228,756
  and $221,569                                                175,699                   174,009
OTHER ASSETS                                                   21,082                    21,965
       Total Assets                                          $555,507                  $538,225

LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Loans payable to banks                                     $  2,778                  $  2,282
  Current maturities of long-term debt                            427                       492
  Accounts payable                                             49,761                    50,963
  Dividends payable                                             5,364                     5,393
  Accrued expenses                                             66,938                    62,913
     Total Current Liabilities                                125,268                   122,043
OTHER LIABILITIES:
  Long-term debt, less current maturities                       2,740                     3,016
  Deferred income taxes and other                              22,470                    22,152
     Total Other Liabilities                                   25,210                    25,168
SHARE OWNERS' EQUITY:
  Common stock                                                  6,723                     6,723
  Additional paid-in capital                                    1,631                       898
  Foreign currency translation adjustment                       2,196                     1,441
  Retained earnings                                           416,415                   399,024
  Less:  Treasury stock, at cost                              (21,936)                  (17,072)
     Total Share Owners' Equity                               405,029                   391,014
       Total Liabilities and Share Owners' Equity            $555,507                  $538,225


See Notes to Consolidated Financial Statements

                                    KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF INCOME
                                   (dollars in thousands except per share amounts)



                                             (unaudited)                             (unaudited)
                                         Three Months Ended                        Six Months Ended
                                            December 31,                             December 31,
                                         1996          1995                       1996          1995

Net Sales                              $253,780      $234,539                   $501,480      $453,472

Cost of Sales                           178,611       169,814                    353,177       332,891

Gross Profit                             75,169        64,725                    148,303       120,581

Selling, Administrative
   and General Expenses                  55,003        47,321                    108,954        92,481

Operating Income                         20,166        17,404                     39,349        28,100

Other Income (Expense):
  Interest Expense                         (115)         (127)                      (232)         (215)
  Interest Income                         2,082         1,872                      3,995         3,769
  Other - net                             1,238           952                     (1,559)        2,416
     Other Income - net                   3,205         2,697                      2,204         5,970

Income Before Taxes on Income            23,371        20,101                     41,553        34,070

Taxes on Income                           8,750         7,810                     13,411        13,361

Net Income                             $ 14,621      $ 12,291                   $ 28,142      $ 20,709


Earnings Per Share of Common Stock:
     Class A Common Stock                 $ .71         $ .59                     $ 1.36         $ .99
     Class B Common Stock                 $ .71         $ .59                     $ 1.36         $ .99

Dividends Per Share of Common Stock:
     Class A Common Stock                 $ .25 3/4     $ .22 3/4                 $  .51 1/2     $ .45 1/2
     Class B Common Stock                 $ .26         $ .23                     $  .52         $ .46

Average total number of shares
   outstanding Class A and B
   Common Stock                           20,706,750    20,910,895                20,750,998     20,941,469


See Notes to Consolidated Financial Statements

                             KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (dollars in thousands)

                                                                      (unaudited)
                                                                    Six Months Ended
                                                                       December 31,
                                                                 1996            1995
Cash Flows From Operating Activities:
  Net income                                                   $ 28,142        $ 20,709
  Non-cash charges (credits) to net income:
     Depreciation and amortization                               16,533          16,326
     Gain on sales of assets                                       (446)         (1,625)
     Deferred income tax and other deferred charges                 318             512
  (Increase) Decrease in current assets:
     Accounts and notes receivable                                7,889            (184)
     Inventories                                                 12,609             354
     Other current assets                                        (2,690)            390
  Increase (Decrease) in current liabilities:
     Accounts payable                                            (1,202)          4,674
     Accrued expenses                                             4,207          (7,260)
          Net Cash Provided By Operating Activities              65,360          33,896

Cash Flows From Investing Activities:
  Capital expenditures                                          (18,825)        (17,265)
  Proceeds from sales of assets                                     573           5,672
  Proceeds from sale of subsidiary                                2,345              --
  Increase in other assets                                         (515)         (1,797)
  Purchases of short-term investments                           (54,106)        (45,291)
  Maturities of short-term investments                           27,420          36,249
          Net Cash Used For Investing Activities                (43,108)        (22,432)

Cash Flows From Financing Activities:
  Increase in short-term borrowings                                 496             903
  Decrease in long-term debt                                       (341)           (202)
  Dividends paid                                                (10,780)         (9,614)
  Acquisition of treasury stock, net of sales                    (4,111)         (2,405)
  Other - net                                                     1,008            (135)
          Net Cash Used For Financing Activities                (13,728)        (11,453)

Effect of Exchange Rate Change on
  Cash and Cash Equivalents                                           7             (38)
Net Increase (Decrease) in Cash and Cash Equivalents              8,531             (27)

Cash and Cash Equivalents-Beginning of Period                     5,647          15,278
Cash and Cash Equivalents-End of Period                        $ 14,178        $ 15,251

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income taxes                                              $ 17,173        $ 17,315
     Interest                                                  $    258        $    184

Total Cash, Cash Equivalents and
  Short-Term Investments:
     Cash and cash equivalents                                 $ 14,178        $ 15,251
     Short-term investments                                     135,111         106,576
          Totals                                               $149,289        $121,827


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

(2)  Inventories consist of:  (in thousands)
                       December 31,       June 30,
                          1996             1996
      Raw Materials      $40,834         $50,110
      Work-in-Process     11,114          14,743
      Finished Goods      24,932          24,636
         Total           $76,880         $89,489

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

(4) On March 29, 1996, the Company acquired certain assets of ELMO Semi-conductor Corporation of California and all of the outstanding capital stock of ELMO Semiconducteurs SARL of France, providers of semiconductor DIE processing, testing, design and packaging. The acquisition was accounted for as a purchase, with operating results included in the Company's consolidated statement of income from the date of acquisition. The Company has one year in which it may adjust the initial purchase price allocation. The acquisition was not material and was financed with the Company's available cash on hand.

(5) The Company sold its piano key and action production facility located in the United Kingdom, Herrburger Brooks, PLC, during the first quarter of fiscal year 1997. Included in the six month consolidated statement of income is a $3.8 million pretax loss on the sale reported in Other-net, with an offsetting $3.8 million income tax benefit reported in Taxes on Income.
    This tax benefit was the result of a higher U.S. tax basis in this subsidiary due to previously nondeductible losses on the investment in this U.K. subsidiary. This transaction resulted in no impact to fiscal year 1997 consolidated six month net income.

                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations

OVERVIEW
Net sales in the second quarter of the 1997 fiscal year increased 8% over the same quarter of the prior fiscal year to reach a new quarterly record of $253,780,000. Sales for the first six months of the current fiscal year exceeded the prior year total by 11%. Net Income of $14,621,000 and Class B earnings per share of $.71 in the second quarter increased 19% over the same period in the prior year and set all time quarterly highs for the Company. Net income and Class B earnings per share for the six months ended December 31, 1996 were 36% ahead of the prior year amount for the same period. Cash flow generated from operations totaled $65,360,000 for the six month period. Open orders as of December 31, 1996 were $184,205,000.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1995
Net sales for the three and six month periods ended December 31, 1996, were $253,780,000 and $501,480,000, respectively, an increase of 8% and 11%, respectively, above the same periods one year earlier. Sales increased in the second quarter and six month period in both the Furniture and Cabinets and Electronic Contract Assemblies segments of the company, which are the larger two of the Company's three business segments. Net Sales in the Processed Wood Products and Other segment were flat when compared to the prior year's second quarter, while declining for the six month period when compared to the prior year. Operating Income for the second quarter of fiscal 1997 was $20,166,000, and for the six month period was $39,349,000, an increase of 16% and 40%, respectively, over the prior year's results due primarily to increased sales volumes and manufacturing efficiency improvements.

Net Sales in the Company's largest segment, Furniture and Cabinets, increased 7% for the three month period and 10% for the six month period, when compared to the prior year, led by increased sales in the office furniture and lodging furniture product lines. Office furniture experienced sales growth across a broad product offering of wood and metal product lines in both the three and six month periods. Increases in net sales of office furniture lines are attributed to volume increases on both new and mature products and, to a lesser extent, an increase in selling prices. Operating income in the office furniture product line increased for both the three and six month periods due primarily to volume increases, lower material costs, and improved manufacturing efficiencies. The prior year's three and six month periods also included certain facility preparation costs to add capacity for the production of office furniture systems. The rate of decline in material costs as a percent of sales slowed in the second quarter of this fiscal year as prices for some raw components increased during the quarter. Operating margins, as a percent of sales, continued to improve in metal office furniture product lines as increased volumes improved manufacturing efficiency, despite incremental expenses incurred to launch a new product line late in the second quarter.

Net sales of Original Equipment Manufacturer (OEM) product lines, primarily television cabinets and stands, audio cabinets, and residential furniture decreased in the three and six month periods when compared to the same period one year earlier, as some customers experienced lower market demand for their products. Production flexibility is inherent in the OEM supplier market as customers shift schedules creating short-term fluctuations between any given periods. Some of the capacity created by lower cabinet demand and exiting the piano market in the prior fiscal year was utilized by producing other product lines within this segment. Operating income for OEM products declined primarily due to the reduction in sales volume and, to a lesser extent, a shift in product mix towards lower margin products.

Lodging furniture sales increased in the second quarter and six month period when compared to the same periods a year ago, as greater volumes were achieved in the sales of standard and high-end products for lodging facilities. Demand is being created through continuation of the refurbishing initiative in the lodging industry, as well as construction of new facilities. Expansion of the standard line of product offerings in the first quarter of this fiscal year contributed to the increased volume. Operating profits for the three month period are lower than the prior year's level, primarily due to increases in variable material costs, as a percent of sales, that were not immediately reflected in customer pricing. Operating profits on a year-to-date basis increased at a slower rate than sales as increases in variable material costs, as a percent of sales, were not completely passed on to customers. Price increases on some standard product lines occurred late in the second quarter.

The Company's European facilities experienced a decline in sales volumes and operating margins in the second quarter, while sales and operating margins improved for the six month period, when compared to the prior year. Fluctuations in sales volumes and operating margins at the European facilities do not have a material impact on the Company's consolidated results. The Company sold its piano key and action production facility located in the United Kingdom, Herrburger Brooks, Plc, during the first quarter of fiscal 1997, with the transaction resulting in no impact to consolidated net income in the six month period.

The Company's second largest segment, Electronic Contract Assemblies, reported a 12% increase in net sales in the second quarter and a 15% improvement in the first six months when compared to the same periods a year ago, as volume increases were experienced in computer related products and electronic automotive products. The growth in computer related products was primarily at the Company's Mexican facility which produces various internal and peripheral computer products to customer specifications. New products acquired through the acquisition of ELMO Semiconductor during the prior year's third quarter contributed to 4% of the three month and six month improvements. The labor strike at General Motors' Canadian operations ended during the second quarter with no material impact on operations in the three or six months ended December
31. Rescheduling, production flexibility, and material availability are inherent factors in the contract electronics assemblies market and may cause short-term fluctuations in any given period. Operating profits in the three and six month periods improved primarily due to increased volumes, favorable product mix, and operating efficiencies achieved through meeting higher volume levels with existing facilities. Sustaining operating margin improvements at meaningful levels is a significant challenge in the price sensitive industry in which this segment competes. Prior year results included some additional product start-up costs that were not a significant factor in the current year. Included in this segment are sales to three customers which accounted for 25.3% and 24.9% of consolidated sales, respectively, in the three and six month periods ended December 31. Prior year results in this segment included sales to three customers which accounted for 25.7% and 23.8%, respectively, in the three and six month periods. One of these customers accounted for 14.5% of consolidated sales in the second quarter and 14.6% of consolidated sales in the six months period. This same customer accounted for 14.0% and 13.6%, respectively, in the three and six month periods of the prior fiscal year. This segment has reduced its investment in working capital from the elevated level experienced at June 30, 1996.

Net Sales in Processed Wood Products and Other, the Company's smallest segment, were flat in the second quarter when compared to the prior year. Volume increases in processed wood products were offset by a decline in sales of plastic components and also by a change in sales mix from serving outside customers to providing necessary services to the company's internal operations. For the six month period sales declined 4% as decreases in sales of plastic components and the change in sales mix were only partially offset by the increased volume in processed wood products. The general processed wood products market the company operates in continues to experience lower demand than in the prior year. Operating income declined for both the three and six month periods when compared to the prior year, reflecting the declines in volume and an unfavorable sales mix. This segment supplies a significant amount of production output for use as material components in the Furniture and Cabinets segment and is a vital link in the Company's vertical integration.

Consolidated cost of sales decreased 2.0 percentage points for the second quarter and 3.0 percentage points for the six month period when compared to the prior year as lower material prices were coupled with favorable sales mix, improvements in manufacturing efficiency and benefits received from quality and cost containment initiatives. Labor and overhead costs, as a percent of sales, were down in both the three and six month periods, primarily due to improved manufacturing methods and a continued focus on cost reductions in the manufacturing processes. Consolidated selling, administrative and general expense as a percent of sales increased 1.5 and 1.3 percentage points, respectively, in the three and six month periods when compared to the prior year, as moderate additions were made to the Company's existing infrastructure to support higher sales volumes and a higher expense structure is associated with the acquisition of ELMO Semiconductor in the latter half of the prior fiscal year.

Operating income for the second quarter of fiscal 1997 was $20,166,000, an increase of 16% when compared to the second quarter of fiscal 1996, due primarily to increased sales volumes and, to lesser extent, lower material costs and manufacturing efficiency improvements. Operating income for the six month period was $39,349,000, an increase of 40% when compared to the same period one year ago, due to increased sales volumes, favorable sales mix, and a reduced cost structure, as a percent of sales.

Investment income increased in the three and six month periods, when compared to the previous year, as positive cash flow generated by operations increased the average investment balances. Other - net includes the impact of the $3.8 million loss on the sale of a foreign subsidiary in the first quarter, which was offset by a $3.8 million income tax benefit recorded in Taxes on Income. The remaining decrease in Other - net in the six month period when compared to the prior year is primarily due to larger gains realized on the sales of assets in the prior year.

The effective income tax rate decreased 1.5 percentage points in the second quarter when compared to the prior year due in part to a reduction in the effective state tax rate. The effective income tax rate for the six month period decreased 6.9 percentage points primarily as a result of the $3.8 million tax benefit received in the first quarter of this fiscal year relating to the sale of a foreign subsidiary. This tax benefit was the result of a higher U.S. tax basis in this subsidiary due to previously nondeductible losses on the investment in this U.K. subsidiary. Excluding this benefit, the effective income tax rate decreased 1.3 percentage points in the six month period when compared to the prior year due partially to reduced European operating losses which provide no immediate tax benefit and a reduction in the effective state tax rate.

The Company achieved record net income of $14,621,000 or $0.71 per Class B share, in the second quarter of the 1997 fiscal year, a 19% increase over the prior year's second quarter income of $12,291,000 or $0.59 per Class B share. Net income for the six months ended December 31 totaled $28,142,000 or $1.36 per Class B share, a 36% increase when compared to $20,709,000 or $0.99 per Class B share in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents and Short-Term Investments totaled $149 million at December 31, 1996 compared to $122 million one year earlier. The Company had a strong working capital level of $233 million and current ratio of 2.9 to 1 at December 31, 1996 as compared to $211 million and 3.0 to 1, respectively, one year earlier.

Operating activities generated $65 million of cash in the first six months of the 1997 fiscal year with $19 million invested in production equipment upgrades and improvements in the Company's business information systems and another $14 million used for financing activities, primarily dividends paid to stockholders. Net cash flow, excluding purchases and maturities of short-term investments, amounted to a positive $35 million in the six month period ended December 31, 1996.

The Company anticipates maintaining a strong liquidity position throughout the remainder of the 1997 fiscal year with cash needs being met by cash flows provided by operations, available cash balances and short-term investments on hand.

                                    PART II.
                                OTHER INFORMATION

Item 4(c)  -  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Share Owners was held on October 22, 1996.
The Board of Directors was elected in its entirety, based on the following election results:

  Nominees as Directors by
Holders of Class A Common Stock         Votes For*          Votes Withheld
      Thomas L. Habig                   6,794,912              4,559
      Douglas A. Habig                  6,794,912              4,559
      James C. Thyen                    6,794,912              4,559
      John B. Habig                     6,794,912              4,559
      Ronald J. Thyen                   6,794,400              5,071
      Christine M. Vujovich             6,794,192              5,279
      Brian K. Habig                    6,794,912              4,559
      John T. Thyen                     6,794,912              4,559
      Gary P. Critser                   6,794,192              5,279

   * Votes for nominees as Directors by holders of Class A Common Stock totaled either 6,794,192, 6,794,400 or 6,794,912 shares, with each amount representing 93.4% of the total 7,276,270
     Class A shares outstanding and eligible to vote.


  Nominee as Director by
Holders of Class B Common Stock         Votes For*          Votes Withheld
      Dr. Jack R. Wentworth            11,919,426             105,570

   * Votes for nominee as Director by holders of Class B Common Stock totaled 11,919,426 shares, or 88.1% of the total 13,535,475 Class B shares outstanding and eligible to vote.

     The 1996 Stock Incentive Program was approved to replace the 1987 Stock
Incentive Program, based on the following election results:

          Votes For*     Votes Against    Abstentions
          6,762,385         11,768           22,654

   * Votes for the Stock Incentive Program by holders of Class A Common Stock totaled 6,762,385 shares, representing 92.9% of the total 7,276,270 Class A shares outstanding and eligible to vote.

     The 1996 Director Stock Compensation and Option Plan was approved, based on the following election results:

          Votes For*     Votes Against    Abstentions
          6,747,565         25,628           23,614

   * Votes for the Director Stock Compensation and Option Plan by holders of
     Class A Common Stock totaled 6,747,565 shares, representing 92.7% of the total 7,276,270 Class A shares outstanding and eligible to vote.


Item 6. -  Exhibits and Reports on Form 8-K

          (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

               (11)   Computation of earnings per share

               (27)   Financial Data Schedule

          (b)  Reports on Form 8-K

                   No reports on Form 8-K have been filed during the three month period ended December 31, 1996.




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

Date: February 3, 1997