Form 10-Q
period 1997-03-31
KIMBALL INTERNATIONAL INC
filed 1997-04-25
CIK 55772

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  0-3279


                          KIMBALL INTERNATIONAL, INC.


           Indiana                                   35-0514506
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


   1600 Royal Street, Jasper, Indiana                47549-1001
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number                      (812) 482-1600


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


The number of shares outstanding of the Registrant's common stock as of April 14, 1997 were:

   Class A Common Stock -  7,234,649 shares
   Class B Common Stock - 13,461,988 shares


The exhibit index appears on page 13.

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX


                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Balance Sheet
          - March 31, 1997 and June 30, 1996. . . . . . . . . . . . . . . 3

          Consolidated Statement of Income
          - Three Months and Nine Months Ended March 31, 1997 and 1996. . 4

          Consolidated Statement of Cash Flows
          - Nine Months Ended March 31, 1997 and 1996 . . . . . . . . . . 5

          Notes To Consolidated Financial Statements. . . . . . . . . . . 6-7


  Item 2. Management's Discussion and Analysis Of
          Financial Condition and Results of Operations . . . . . . . . . 8-11



PART II  OTHER INFORMATION:


  Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 12

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 12

          Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . 13


                                                   PART I.
                                           FINANCIAL INFORMATION
                                        KIMBALL INTERNATIONAL, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEET
                                          (dollars in thousands)


                                                            (unaudited)
                                                             March 31,                 June 30,
                                                               1997                      1996
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $  6,075                  $  5,647
  Short-term investments                                      146,570                   108,425
  Accounts and notes receivable, less allow-
      ance for possible losses of $3,908
      and $4,075                                              116,104                   117,140
  Inventories                                                  76,100                    89,489
  Other                                                        22,542                    21,550
     Total Current Assets                                     367,391                   342,251
PROPERTY AND EQUIPMENT - at cost, less
  accumulated depreciation of $232,557
  and $221,569                                                179,029                   174,009
OTHER ASSETS                                                   21,112                    21,965
       Total Assets                                          $567,532                  $538,225

LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Loans payable to banks                                     $  2,840                  $  2,282
  Current maturities of long-term debt                            361                       492
  Accounts payable                                             50,353                    50,963
  Dividends payable                                             5,363                     5,393
  Accrued expenses                                             70,083                    62,913
     Total Current Liabilities                                129,000                   122,043
OTHER LIABILITIES:
  Long-term debt, less current maturities                       2,542                     3,016
  Deferred income taxes and other                              23,159                    22,152
     Total Other Liabilities                                   25,701                    25,168
SHARE OWNERS' EQUITY:
  Common stock, $.3125 par value                                6,723                     6,723
  Additional paid-in capital                                    1,632                       898
  Retained earnings                                           425,573                   399,024
  Cumulative translation adjustment                             1,800                     1,441
  Unrealized loss on securities available for sale               (738)                        -
  Less:  Treasury stock, at cost                              (22,159)                  (17,072)
     Total Share Owners' Equity                               412,831                   391,014
       Total Liabilities and Share Owners' Equity            $567,532                  $538,225


See Notes to Consolidated Financial Statements

                                             KIMBALL INTERNATIONAL, INC.
                                          CONSOLIDATED STATEMENT OF INCOME
                                   (dollars in thousands except per share amounts)



                                             (unaudited)                             (unaudited)
                                         Three Months Ended                        Nine Months Ended
                                              March 31,                                March 31,
                                         1997          1996                       1997          1996

Net Sales                              $243,277      $223,915                   $744,757      $677,387

Cost of Sales                           169,458       159,791                    522,635       492,682

Gross Profit                             73,819        64,124                    222,122       184,705

Selling, Administrative
   and General Expenses                  53,282        46,535                    162,236       139,016

Product Line Exit Costs                       -         3,400                          -         3,400

Operating Income                         20,537        14,189                     59,886        42,289

Other Income (Expense):
  Interest Expense                         (212)         (121)                      (444)         (336)
  Interest Income                         2,200         1,836                      6,195         5,605
  Other - net                               802         1,124                       (757)        3,540
     Other Income - net                   2,790         2,839                      4,994         8,809

Income Before Taxes on Income            23,327        17,028                     64,880        51,098

Taxes on Income                           8,806         7,059                     22,217        20,420

Net Income                             $ 14,521      $  9,969                   $ 42,663      $ 30,678


Earnings Per Share of Common Stock:
     Class A Common Stock                 $ .69         $ .47                     $ 2.05        $ 1.46
     Class B Common Stock                 $ .70         $ .48                     $ 2.06        $ 1.47

Dividends Per Share of Common Stock:
     Class A Common Stock                 $ .25 3/4     $ .22 3/4                 $  .77 1/4    $ .68 1/4
     Class B Common Stock                 $ .26         $ .23                     $  .78        $ .69

Average total number of shares
   outstanding Class A and B
   Common Stock                        20,696,470    20,905,962                 20,732,822    20,929,633


See Notes to Consolidated Financial Statements

                                       KIMBALL INTERNATIONAL, INC.
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (dollars in thousands)

                                                                      (unaudited)
                                                                    Nine Months Ended
                                                                       March 31,
                                                                 1997            1996
Cash Flows From Operating Activities:
  Net income                                                   $ 42,663        $ 30,678
  Non-cash charges (credits) to net income:
     Depreciation and amortization                               25,116          24,884
     Gain on sales of assets                                       (438)         (1,415)
     Deferred income tax and other deferred charges               1,007             619
     Product line exit costs                                          -           3,400
  (Increase) Decrease in current assets:
     Accounts and notes receivable                                  470             618
     Inventories                                                 10,830         (15,858)
     Other current assets                                        (1,112)            734
  Increase (Decrease) in current liabilities:
     Accounts payable                                             1,345          12,815
     Accrued expenses                                             8,216          (5,385)
          Net Cash Provided By Operating Activities              88,097          51,090

Cash Flows From Investing Activities:
  Capital expenditures                                          (30,069)        (26,245)
  Proceeds from sales of assets                                     889           6,014
  Proceeds from sale of subsidiary                                2,345              --
  Net increase in other assets                                   (1,317)        (11,122)
  Purchases of short-term investments                           (78,328)        (66,300)
  Maturities of short-term investments                           39,445          54,249
          Net Cash Used For Investing Activities                (67,035)        (43,404)

Cash Flows From Financing Activities:
  Net increase in short-term borrowings                             558             803
  Net (decrease) increase in long-term debt                        (605)            508
  Dividends paid                                                (16,144)        (14,404)
  Acquisition of treasury stock, net of sales                    (4,440)         (2,405)
  Other - net                                                        28            (187)
          Net Cash Used For Financing Activities                (20,603)        (15,685)

Effect of Exchange Rate Change on
  Cash and Cash Equivalents                                         (31)            (35)
Net Increase (Decrease) in Cash and Cash Equivalents                428          (8,034)

Cash and Cash Equivalents-Beginning of Period                     5,647          15,278
Cash and Cash Equivalents-End of Period                        $  6,075        $  7,244

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income taxes                                              $ 28,072        $ 25,221
     Interest                                                  $    468        $    284

Total Cash, Cash Equivalents and
  Short-Term Investments:
     Cash and cash equivalents                                 $  6,075        $  7,244
     Short-term investments                                     146,570         109,585
          Totals                                               $152,645        $116,829


See Notes to Consolidated Financial Statements
                                        - 5 -

                            KIMBALL INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

(1) The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments of a normal, recurring nature necessary to present fairly the financial statements of the interim period. Results of operations for the nine month period are not necessarily indicative of the results to be expected for the entire fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

(2)  Consolidated Inventories consist of:  (in thousands)
                         March 31,       June 30,
                           1997            1996
      Raw Materials      $40,854         $50,110
      Work-in-Process     11,120          14,743
      Finished Goods      24,126          24,636
         Total           $76,100         $89,489

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

(5) The Company sold its piano key and action production facility located in the United Kingdom, Herrburger Brooks, PLC, during the first quarter of fiscal year 1997. Included in the nine month consolidated statement of income is a $3.8 million pretax loss on the sale reported in Other-net, with an offsetting $3.8 million income tax benefit reported in Taxes on Income.
    This tax benefit was the result of a higher U.S. tax basis in this subsidiary due to previously nondeductible losses on the investment in this U.K. subsidiary. This transaction resulted in no impact to fiscal year 1997 consolidated nine month net income.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


OVERVIEW
In the three and nine month periods ended March 31, 1997, net sales increased 9% and 10%, respectively, while net income and Class B earnings per share rose 23% and 31%, respectively, when compared to the same periods in the prior fiscal year, excluding the effects of the Company's decision to exit the domestic wholesale piano product line in the prior year. Cash flow of $88,097,000 was generated by operating activities over the nine month period. Open orders as of March 31, 1997, were $185,683,000.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1996
Net sales of $243,277,000 in the third quarter and $744,757,000 for the first nine months of the 1997 fiscal year were increases of 9% and 10%, respectively, over the same periods in the prior fiscal year. Net sales in the Company's largest two segments, Furniture and Cabinets and Electronic Contract Assemblies, increased in both the three and nine month periods when compared to one year ago. Net sales in the Company's smallest segment, Processed Wood Products and Other, also improved in the third quarter, while remaining flat for the nine month period, when compared to the same periods in the prior year. Operating income, excluding the above mentioned product line exit costs in the prior year, improved 17% to $20,537,000 in the third quarter and improved 31% to $59,886,000 in the nine month period, when compared to the same periods in the prior year, as increases in volume were assisted by manufacturing efficiency improvements.

SEGMENT ANALYSIS
Net Sales in Furniture and Cabinets, the Company's largest segment, increased 3% and 8%, respectively, for the three and nine month periods compared to one year ago, primarily on volume increases in office furniture and lodging furniture product lines. Office furniture sales growth was distributed across a wide spectrum of wood and metal product offerings in both the three and nine month periods. Increases in net sales in the office furniture lines were primarily obtained through higher volumes, with selective increases in selling prices also contributing to the increase. Operating income in the office furniture product lines also increased in both the three and nine month periods as higher volumes, lower material costs, and manufacturing efficiencies created additional marginal profit in the current fiscal year periods. The prior year three and nine month periods also included facility conversion and start-up costs. Material costs, as a percent of sales, continued to remain lower than in the prior fiscal year. Operating margins, as a percent of sales, continued to improve in metal office furniture product lines as volumes increased.

Original Equipment Manufacturer (OEM) product lines, primarily television cabinets and stands, audio cabinets, and residential furniture experienced lower net sales in the three and nine month periods when compared to the same periods one year ago. Some major customers, primarily in the television and audio industries, decreased orders due to higher inventory levels caused by lower than expected seasonal demand. The Company maintains production flexibility sufficient to support pursuit of new business and fluctuating customer order requirements by utilizing available capacity to balance production schedules of other product lines within this segment. Operating income declined compared to the prior year's three and nine month periods primarily due to the lower sales volume and, to a lesser extent, the transition to different product lines at some of the OEM production facilities.

Net sales of lodging furniture continued to increase in the three and nine month periods when compared to the same periods in the prior year, as the refurbishing initiative within the lodging industry and construction of new facilities continue to create demand for the Company's products. Volume growth in standard and high-end product lines is the primary contributor to the increased sales levels, with price increases being a minor factor. Operating income in both the three and nine month periods increased over the prior year as additional volumes generated incremental operating income improvements in both periods and increases in costs were partly reflected in pricing in the third quarter.

The Company sold its piano key and action production facility located in the United Kingdom, Herrburger Brooks, Plc, during the first quarter of fiscal 1997, with the transaction resulting in no impact to consolidated net income in the nine month period.

Net sales in Electronic Contract Assemblies, the Company's second largest segment, increased 23% over the third quarter in the prior year and increased 17% in the first nine months when compared to the same periods a year ago, as volume increases were realized in electronic automotive products and computer related products. The acquisition of ELMO Semiconductor during the prior year's third quarter contributed 3% and 4%, respectively, of the three and nine month period improvements over the prior year. Operating income in the three and nine month periods improved due to increased volumes, favorable product mix, and more efficient use of physical resources. Prior year nine month results also included additional product start-up costs. The Company maintains flexibility within its production capacity to help minimize the impact of the rescheduling and material availability factors that can impact the electronic contract assemblies market and create short-term volume fluctuations in any given period. The electronic contract assemblies market is a very price competitive industry and the Company continuously strives to provide a high quality product at a competitive price in order to expand within this industry. Included in this segment are sales to three customers which combined accounted for 26.5% and 25.4% of consolidated sales, respectively, in the three and nine month periods ended March 31, 1997. Prior year results in this segment included sales to three customers which combined accounted for 24.6% and 24.0%, respectively, in the three and nine month periods. One of these customers accounted for 16.8% of consolidated sales in the third quarter and 15.3% of consolidated sales in the nine month period. This same customer accounted for 14.7% and 14.0%, respectively, in the three and nine month periods of the prior fiscal year. Working capital is being managed at a level lower than the elevated level experienced at June 30, 1996.

The Company's smallest segment, Processed Wood Products and Other, achieved a 7% increase in net sales in the third quarter over the same period in the prior year. Sales for the nine month period were flat in the year to year comparisons. Volume increases in processed wood products in both current periods were offset to varying extents by a decline in sales of plastic components and also by a change in customer mix from serving outside customers to providing necessary services to the Company's internal operations. Net sales for this segment do not reflect increases in inter-company activity in the year over year comparisons. Operating income declined for both the three and nine month periods as higher raw material prices were not fully reflected in selling prices and the sales mix was unfavorable. This segment supplies a significant amount of production output for use as material components in the Furniture and Cabinets segment and is a vital link in the Company's vertical integration.

CONSOLIDATED STATEMENT OF INCOME ANALYSIS
Consolidated cost of sales, as a percent of sales, decreased 1.7 percentage points for the third quarter and 2.5 percentage points for the nine month period when compared to the same periods in the prior year due to the combined effects of lower material prices, favorable sales mix, and improvements in manufacturing efficiency. Labor and overhead costs, as a percent of sales, were down in both the three and nine month periods, primarily due to improved manufacturing methods and a continued focus on cost reductions in the manufacturing processes. Consolidated selling, administrative, and general expense as a percent of sales increased 1.1 and 1.3 percentage points, respectively, in the three and nine month periods when compared to the prior year, as additions were made to the Company's existing infrastructure to support higher sales volumes and the acquisition of ELMO Semiconductor in the latter half of the prior fiscal year.

The Company announced a strategic decision in the third quarter of the prior fiscal year to cease production and sales of its domestic wholesale piano product line, due to the continuing decline in the domestic piano market. A provision of $3.4 million was established during the third quarter of the prior year to cover all estimated costs associated with exiting this product line. The after-tax earnings per share effect of this charge amounted to $0.09 per Class B share in the prior year.

Operating income in the third quarter of fiscal 1997 increased to $20,537,000, or 17% over the third quarter of fiscal 1996, excluding the prior year product line exit costs, due primarily to increased sales volumes, favorable sales mix, improved manufacturing efficiencies and, to lesser extent, lower material costs. Operating income in the nine month period was $59,886,000, an increase of 31% when compared to the same period one year ago, excluding the product line exit costs in the prior year, on increased sales volumes, favorable product mix, lower material costs, and improvement in manufacturing efficiency. Including the product line exit costs, operating income increased 45% and 42%, respectively, for the three and nine month periods, when compared to the prior year.

Investment income increased in the three and nine month periods, when compared to the previous year, as positive cash flow generated by operations increased the average investment balances. Other - net, in the current nine month period, includes the impact of the $3.8 million loss on the sale of a foreign subsidiary in the first quarter, which was offset by a $3.8 million income tax benefit recorded in Taxes on Income. The remaining decrease in Other - net, in the nine month period when compared to the prior year, is primarily due to larger gains realized on the sales of assets in the prior year.

The effective income tax rate decreased 3.7 percentage points in the third quarter when compared to the prior year due in part to a reduction in the effective state tax rate and reduced European operating losses which provided no immediate tax benefit. The effective income tax rate for the nine month period decreased 5.8 percentage points primarily as a result of the $3.8 million tax benefit received in the first quarter of this fiscal year relating to the sale of a foreign subsidiary. This tax benefit was the result of a higher U.S. tax basis in this subsidiary due to previously nondeductible losses on the investment in this U.K. subsidiary. Excluding this benefit, the effective income tax rate decreased 2.2 percentage points in the nine month period when compared to the prior year.

The Company achieved net income of $14,521,000 or $0.70 per Class B share, in the third quarter of the 1997 fiscal year, a 23% increase over the prior year's third quarter net income of $11,839,000 or $0.57 per Class B share, excluding the effects of the product line exit costs in the prior year. Net income for the nine months ended March 31 totaled $42,663,000 or $2.06 per Class B share, a 31% increase when compared to $32,548,000 or $1.56 per Class B share in the prior year, excluding the effects of the product line exit costs in the prior year. Including the product line exit costs, net income increased 46% for the third quarter, and 39% for the nine months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents and Short-Term Investments totaled $153 million at March 31, 1997 compared to $117 million one year earlier. The Company had a strong working capital level of $239 million and current ratio of 2.9 to 1 at March 31, 1997 as compared to $220 million and 2.8 to 1, respectively, at June 30, 1996.

Operating activities generated $88 million of cash in the first nine months of the 1997 fiscal year with $30 million invested in production equipment upgrades and improvements in the Company's business information systems and another $21 million used for financing activities, primarily dividends paid to stockholders. Net cash flow, excluding purchases and maturities of short-term investments, amounted to a positive $39 million in the nine month period ended March 31, 1997.

The Company anticipates maintaining a strong liquidity position throughout the remainder of the 1997 fiscal year with cash needs being met by cash flows provided by operations, available cash balances and short-term investments on hand.
                            __________________

This discussion contains certain statements which could be considered forward-looking under the Private Securities Litigation Reform Act Of 1995. Cautionary statements regarding these statements have been included in this discussion, when appropriate. Additional cautionary statements regarding these statements and other factors that could have an effect on the future performance of the Company are contained in the Company's 8-K filing of April 10, 1997.

                                    PART II.
                                OTHER INFORMATION



Item 6. -  Exhibits and Reports on Form 8-K

          (a)  Exhibits
                   See Exhibit Index on page 13


          (b)  Reports on Form 8-K

                   Form 8-K dated April 10, 1997, was filed pursuant to Item 5
                (Other Events) which contained the Company's "Safe Harbor" Statements under the Private Securities Litigation Reform Act Of 1995.




                                 SIGNATURES


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


                                        KIMBALL INTERNATIONAL, INC.


                                              Douglas A. Habig
                                              DOUGLAS A. HABIG
                                   (President and Chief Executive Officer)


                                               Gary P. Critser
                                               GARY P. CRITSER
                                    (Senior Exec. Vice President, Chief
                                      Accounting Officer and Secretary)

Date: April 24, 1997


                        KIMBALL INTERNATIONAL, INC.
                             EXHIBIT INDEX


Exhibit No.    Description
11             Computation of Earnings Per Share
27             Financial Data Schedule

