Form 10-K405
period 1997-06-30
KIMBALL INTERNATIONAL INC
filed 1997-09-15
CIK 55772

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549-1004

(mark one)                          FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended June 30, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _______ to _______.

                          Commission file number 0-3279

                           KIMBALL INTERNATIONAL, INC.
              (Exact name of registrant as specified in its charter)

                 Indiana                                 35-0514506
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

     1600 Royal Street, Jasper, Indiana                  47549-1001
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (812) 482-1600

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

The number of shares outstanding of the Registrant's common stock as of September 2, 1997 were:
                      Class A Common Stock -  7,216,296 shares
                      Class B Common Stock - 13,521,094 shares

Class A Common Stock is not publicly traded and, therefore, no market value is available. The aggregate market value of the Class B Common Stock held by non-affiliates, as of September 2, 1997, was $542.9 million, based upon an estimate that 87.5% of Class B Common Stock is held by non-affiliates.

Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 28, 1997, are incorporated by reference into Part III.

The exhibit index is located on page 48.

                                  TABLE OF CONTENTS
                              KIMBALL INTERNATIONAL, INC.
                          FORM 10-K YEAR ENDED JUNE 30, 1997
                                                                        Pages
PART I.

Item  1.      Business . . . . . . . . . . . . . . . . . . . . . . . .   4-11

Item  2.      Properties . . . . . . . . . . . . . . . . . . . . . . .   11-12

Item  3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . .   12

Item  4.      Submission of Matters to Vote of Security Holders  . . .   13


PART II.

Item  5.      Market for the Registrant's Common Stock and
              Related Share Owner Matters  . . . . . . . . . . . . . .   14

Item  6.      Selected Financial Data  . . . . . . . . . . . . . . . .   15

Item  7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . .   16-22

Item  8.      Financial Statements and Supplementary Data  . . . . . .   23-42

Item  9.      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures . . . . . . . . . .   43


PART III.

Item 10.      Directors and Executive Officers of the Registrant . . .   43

Item 11.      Executive Compensation . . . . . . . . . . . . . . . . .   43

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management  . . . . . . . . . . . . . . . . .   43

Item 13.      Certain Relationships and Related Transactions . . . . .   43


PART IV.

Item 14.      Exhibits, Financial Statement Schedules and
              Reports on Form 8-K  . . . . . . . . . . . . . . . . . .   44

              Signatures . . . . . . . . . . . . . . . . . . . . . . .   45-46


                                      PART I


Item 1. - Business

    As used herein, the term "Company" refers to Kimball International, Inc., the Registrant, and its subsidiaries unless the context indicates otherwise.
    The Company was incorporated in Indiana in 1939, and present management assumed control in 1950. The corporate headquarters is located at 1600 Royal Street, Jasper, Indiana.
    The Company operates in three principal business segments: Furniture and Cabinets, Electronic Contract Assemblies, and Processed Wood Products and Other. The Company utilizes a substantial degree of vertical integration, as approximately 51% of the final products of the Processed Wood Products and Other Segment are used in the manufacturing processes in the Furniture and Cabinets Segment.
    The Company does not consider seasonal fluctuations to be significant. Production is carried on in facilities located in the United States, Mexico, Austria and France. Production in England was discontinued early in the 1997 fiscal year with the sale of that facility. In the United States, the Company has facilities and showrooms in 15 states.

    Sales by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 1997 are as follows:

SALES BY SEGMENT                               (dollars in thousands)
                                            1997        1996        1995

Furniture and Cabinets                    $617,249    $580,393    $570,219

Electronic Contract Assemblies             315,816     284,639     245,101

Processed Wood Products and Other           58,984      58,604      80,592
                                           -------     -------     -------
    Total                                 $992,049    $923,636    $895,912

    Financial information by industry segment and geographic area for each of the three years in the period ended June 30, 1997, is included in Note 14, Business Segment and Geographic Area Information, of the Notes to Consolidated Financial Statements, which can be found in Item 8, and is incorporated herein by reference.

Segments

FURNITURE AND CABINETS

Historical Overview
    Since 1950, the Company has produced wood furniture and cabinets, which continue to be a significant part of the business. Products in this segment include cabinets for televisions, audio speakers and audio components, television stands, furniture and other wood related products manufactured on a contract basis and sold to leading manufacturers in the home entertainment and home furniture industries, and office furniture, which has been manufactured and sold under the Kimball (registered trademark) trade name since 1970. In 1992, the Company expanded its product offering with the acquisition of Harpers, a metal office furniture manufacturer. Harpers has marketed metal office furniture under the Harpers (registered trademark) trade name since 1982. Kimball and Harpers office furniture systems have broad market application, while the Kimball and National (registered trademark) casegoods and seating lines are more focused to the wood segment of the office furniture industry.
The Cetra (registered trademark) and Footprint (registered trademark) lines of Kimball office furniture systems provide flexible configurations and help architects and designers optimize space planning by utilizing Traxx (registered trademark), which increases space efficiency and eliminates the need for a secondary support structure by using existing walls. The Interworks (registration allowed) line of office furniture systems, introduced by Harpers in 1997, is designed to integrate easily with existing Kimball systems products and provide more flexibility and functionality in office design.
    The Company has expanded its sales and manufacture of furniture over the years to include lodging-hospitality furniture, healthcare furniture, and residential furniture, including two new lines of residential furniture introduced in 1997.
    Through a predecessor acquired in 1966, L. Bosendorfer of Vienna, Austria, the Company has been engaged in acoustical piano manufacturing and sales since 1828. The prestigious Bosendorfer line of high-end pianos is sold and recognized worldwide. The Company was also engaged in the manufacture and sales of a domestically produced piano product line since 1857 through a predecessor, W. W. Kimball Co., acquired in 1959, until cessation of this product line in 1996.

Locations
    Office, home, hospitality and healthcare furniture, TV cabinets and related products, which make up the largest part of this segment, are produced at sixteen plants, thirteen located in Indiana and one each in Kentucky, Alabama, and Idaho. Nine of the sixteen plants presently producing furniture and cabinets could interchange production between these two basic products, if needed.
    Acoustical pianos are produced at a facility located in Austria.
    The company sold its piano key and action production facility located in the United Kingdom during fiscal year 1997.
    A facility in Jasper, Indiana houses an Education Center for dealer and employee training, the Product Design and Research Center, and a Corporate showroom for product display.
    In the United States, showrooms are maintained in eleven cities for office furniture and three cities for home furniture. In addition, office furniture is maintained in showrooms in London, England and Toronto, Canada. In certain showrooms other Company products are also on display. A piano showroom and service facility is located in Vienna, Austria.

Marketing Channels
    Kimball and National office furniture is marketed through Company salespersons to independent dealers throughout North America and England. Harpers office furniture is marketed through Company salespersons to independent dealers in North America. Cabinets and contract furniture are generally marketed through Company salespersons, while hospitality and healthcare furniture is marketed through independent manufacturers' representatives. The Company's channel marketing strategy facilitates the sale of related office furniture, residential furniture and upholstery product within the hospitality and healthcare channels. Period reproduction furniture and residential furniture are generally marketed through independent sales representatives to independent furniture dealers throughout the United States. Bosendorfer (registered trademark) pianos are marketed through Company salespersons and agents to independent dealers.

Major Competitive Factors
    The major competitive factors in the office furniture industry are price in relation to quality and appearance, the utility of the product, customer lead time, and ability to respond to requests for special and non-standard products. Certain market segments are more price sensitive than others, but all segments expect on-time, damage-free delivery. The Company maintains sufficient finished goods inventories to be able to offer prompt shipment of certain lines of Kimball, National and Harpers office furniture to domestic dealers, thereby permitting the dealers to maintain smaller inventories.
Many products are shipped through the Company's delivery system, which the Company believes offers it the ability to reduce damage to shipments, enhance scheduling flexibility, and improve the capability for on-time deliveries, which are all key competitive factors in the office furniture industry.
    The major competitive factors in the cabinet, home furniture and OEM products markets are quality, performance history, price, on-time delivery and customer lead time. Television, audio speaker and component cabinets, television stands, display stands, and contract home furniture are produced to customer specifications from specific orders and finished goods inventories are generally small, consisting primarily of goods awaiting shipment to customers. The Company's own lines of home furniture are offered for sale on an immediate ship basis.
    The hospitality and healthcare furniture markets compete on quality, performance history, on-time delivery, customer lead time and price. The Company offers its own line of hospitality and healthcare furniture as well as producing custom hospitality and healthcare furniture to customers' specifications. Certain finished goods in the hospitality and healthcare furniture lines are carried for immediate shipment.
    The major competitive factors in the high-end acoustical piano industry are quality, acoustical tone and appearance.

Competitors
    There are numerous manufacturers of office, home, hospitality, and healthcare furniture competing within the marketplace. The Company believes, however, that there are a limited number of relatively large producers of wood office, hospitality and healthcare furniture, of which the Company believes that it is one of the larger in net sales. In many instances wood office furniture competes in the market with metal office furniture. Based on available industry statistics, metal office furniture has a larger share of the total office furniture market. The Company has positioned Harpers as a vehicle to strengthen its market share in the non-wood segment of the industry.

    The Company believes that it is one of the largest independent domestic manufacturers of television and audio speaker cabinets, but certain manufacturers of televisions and audio speakers, including some customers of the Company, produce cabinets for their own use.
    The high-end acoustical piano industry is characterized by a limited number of competitors, including one major competitor.
    There are many manufacturers of residential furniture and the Company does not have a significant share of this market.


Raw Material Availability
    Many components used in the production of furniture and cabinets are manufactured internally within the segment or by other segments of the Company, including processed wood parts, and on a limited basis, metal stamped parts and certain polyurethane and polyester molded plastics. Raw materials used in the production of wood furniture and cabinets are generally readily available. Certain metal components used in various wood office furniture products are purchased in a pre-fabricated stage with additional fabrication and finishing performed by the Company. Raw materials used in the manufacture of metal office furniture, primarily rolled steel, is readily available in the world market. Certain pre-fabricated components used in the Company's piano line are available from a limited number of sources, although no interruptions in supplies have been experienced.

ELECTRONIC CONTRACT ASSEMBLIES

    The Company entered the electronic contract assemblies market in 1985 with knowledge acquired from the production of electrical keyboards for musical instruments, which were first produced in 1963. Electronics and electro-mechanical products (electronic assemblies) are sold on a contract basis and produced to customers' specifications. The Company expanded its capabilities to include semiconductor DIE processing, design, testing and packaging through an acquisition in 1996.
    Production takes place at four manufacturing facilities located in Indiana, California, Mexico, and France. One additional facility located in Indiana is utilized for warehousing space, while another facility in Texas is utilized to warehouse and ship product produced at the Mexican facility. The Indiana facility assembles electronic components and products for sale to outside customers. The facility located in Mexico assembles electronic components and other electronic products for sale to outside customers with accumulation and shipping of product occurring at the Texas warehouse. The facility in California assembles product and also provides semiconductor DIE processing, design, testing and packaging services. The French facility provides assembly services for the European market.
    Products are normally marketed by Company salespersons and independent sales representatives on a contract basis. Contract electronic assemblies are manufactured based on specific orders, generally resulting in a small amount of finished goods consisting primarily of goods awaiting shipment to specific customers. Raw materials are normally acquired for specific customer orders and may or may not be interchangeable among products. Inherent risks associated with rapid technological changes within this contract industry are mitigated by procuring raw materials, for the most part, based on firm orders.
    Key competitive factors in the electronic contract assemblies market are price, quality, production flexibility, reliability of on-time delivery and customer lead time. Growth in the electronic contract assemblies industry is created through the proliferation of electronic components in today's advanced products along with the continuing trend of OEM's in the electronic industry to subcontract the assembly process to companies with a core competence in this area. The electronics industry is very competitive as numerous manufacturers of contract electronic assemblies compete for business from existing and potential customers. The Company does not have a significant share of the market for such products.
    Raw materials utilized in the manufacture of contract electronic products are generally readily available from both domestic and foreign sources, although from time to time the industry experiences allocations of certain components due to supply and demand forces, combined with rapid product life cycles of certain components.
    While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the automotive (automobiles and light trucks), computer and telecommunications industries. Included in this segment are sales to three customers which account for 25%, 24% and 23% of consolidated net sales in 1997, 1996 and 1995, respectively. Included in sales to these three customers are sales of electronic assemblies to Kelsey-Hayes Company, Inc., which accounted for approximately 15% of consolidated net sales in fiscal year 1997, compared to 14% in fiscal years 1996 and 1995. The success of this segment is contingent on the success of our customers' products.

PROCESSED WOOD PRODUCTS AND OTHER

    The Company's manufacture and sale of processed wood products includes unprocessed lumber, dimension lumber, plywood and veneer. The Company owns and operates four sawmills, three lumber yards, three dimension lumber plants, a plant which manufactures contract wood products, a sliced veneer plant and two facilities which process plywood and related products.
    Processed wood and other products manufactured by the Company are used internally as well as sold to others. For fiscal year 1997, an estimated 51% of the total production of these operations was for products used internally in the Furniture and Cabinets segment. Products sold to others are marketed principally to furniture manufacturers, primarily through Company personnel.
    Competitive factors in the processed wood products market are price, quality, availability, on-time delivery and customer lead time. In processed wood materials, the Company competes with many integrated forest and specialty hardwood product companies and does not have a significant share of the market for such products. Raw materials used in this business segment are generally readily available.
    Various miscellaneous products are manufactured by the Company for sale to unaffiliated customers as well as for its own use. These include polyurethane and polyester molded products, stamped metal parts, carbide cutting tools and related services on cutting tools. Services of the Company's trucking fleet are also sold to unaffiliated customers.


OTHER INFORMATION
BACKLOG
    At June 30, 1997, the aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, were $205 million as compared to $193 million at June 30, 1996.

BACKLOG BY SEGMENT
                                               (dollars in millions)
                                          June 30, 1997     June 30, 1996

Furniture and Cabinets                        $104              $109
Electronic Contract Assemblies                  96                79
Processed Wood Products & Other                  5                 5
                                               ---               ---
  Total Backlog                               $205              $193


Open orders as of June 30, 1997 are expected to be filled within the next fiscal year. Open orders generally are not indicative of future sales trends.

RESEARCH, PATENTS, AND TRADEMARKS
Research and development activities include the development of manufacturing processes, major process improvements, new product development, and electronic, wood and plastic technologies.

                                              (dollars in millions)
                                           fiscal years ended June 30,
                                          1997        1996        1995

Research and Development Costs            $11.5       $10.5       $9.4

    The Company owns the Kimball (registered trademark) trademark, which it believes is significant to its office, electronic, hospitality, healthcare and home furniture businesses, and owns the following trademarks which it believes are significant to its furniture business only: National (registered trademark), Cetra (registered trademark), Footprint (registered trademark), Artec (registered trademark), Traxx (registered trademark), Harpers
(registered trademark) and Interworks (registration allowed); and to the piano business only: Bosendorfer (registered trademark). The Company also owns certain patents and other trademarks and has certain other patent applications pending, which in the Company's opinion are not significant to its business.


ENVIRONMENT AND ENERGY MATTERS
    The Company's operations are subject to various Federal, State and Local laws and regulations with respect to environmental matters. The Company believes that it is in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
    The Company is dedicated to excellence, leadership and stewardship in matters of protecting the environment and communities in which the Company has operations. The Company believes that continued compliance with Federal, State and Local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 1999, will not represent a material portion of total capital expenditures during those years.
    The Company's manufacturing operations require significant amounts of energy, including natural gas and oil. Federal and State statutes and regulations control the allocation of fuels available to the Company, but to date the Company has experienced no interruption of production due to such regulations. In its wood processing plants, significant energy requirements are satisfied internally by the use of the Company's own wood waste products.

EMPLOYEES
                                          June 30, 1997     June 30, 1996
United States                                 7,389             7,284
Foreign Countries                             1,560             1,439
                                              -----             -----
  Total Full Time Employees at June 30        8,949             8,723

    The Company has no collective bargaining agreements with respect to its domestic employees. All of the Company's foreign operations are subject to collective bargaining arrangements. The Company believes that its employee relations are good.


Item 2. - Properties

    The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, as of June 30, 1997, are as follows:
                     ------------- Number of Facilities ---------------
                     Furniture    Electronic     Processed
                        and        Contract    Wood Products
                      Cabinets    Assemblies     and Other       Total

Indiana                 20             2            13            35
Kentucky                 1                           3             4
Tennessee                                            3             3
California               2             1                           3
Alabama                  1                                         1
Idaho                    1                                         1
Mississippi                                          1             1
Texas                                  1                           1
Austria                  2                                         2
France                                 1                           1
Mexico                                 1                           1
                        --            --            --            --
   Total Facilities     27             6            20            53

     These facilities occupy approximately 6,643,000 square feet in aggregate, of which approximately 6,349,000 square feet are owned in fee and 294,000 square feet are leased.  Square footage of these facilities are summarized as follows:
                 ------------- Approximate Square Footage -------------
                 Furniture     Electronic      Processed
                    and         Contract     Wood Products
                 Cabinets      Assemblies      and Other       Total

Fee              4,553,000       344,000       1,452,000     6,349,000
Leased             205,000        89,000             -0-       294,000
                 ---------       -------       ---------     ----------
    Sub-total    4,758,000       433,000       1,452,000     6,643,000
Sub-leased             -0-           -0-         (44,000)      (44,000)
                 ---------       -------       ---------     ----------
    Total        4,758,000       433,000       1,408,000     6,599,000

    Including certain leased furniture showroom areas excluded from the above listing, total facilities approximate 6.8 million square feet. (See Note 5 -
Commitments - Leases of Notes to Consolidated Financial Statements in Item 8, for additional information concerning leases.)

    Included in Processed Wood Products and Other are executive, national sales and administrative offices, the production facility for polyurethane and polyester molded plastic, the production facility for stamped metal products, the production and service facility for carbide cutting tools, a facility used in managing the Company's trucking fleet, and an energy center for the Kimball Industrial Park consisting of 3 trifuel boilers.
    Properties are generally utilized at normal capacity levels on a single shift basis, with certain facilities operating a second shift, while other facilities utilize a reduced second or third shift to meet increased demand levels. At times, certain facilities were not utilized at normal capacity levels during the fiscal year, because of declines in sales. The Energy Center is not operating at full capacity.
     Any loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.
    Operating leases totaling 294,000 square feet expire 1998-2007, with all leases subject to renewal options. In addition to the above production, warehouse and office properties, the Company has 16 leased showroom facilities totaling 118,000 square feet, in 10 states in the United States, one location in London, England, one location in Vienna, Austria, and one location in Toronto, Canada.
    The Company owns approximately 15,465 acres of land which includes land where various Company facilities reside, including approximately 14,589 acres generally for hardwood timber reserves, approximately 196 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities, and for possible future expansions), and approximately 60 acres in Post Falls, Idaho, where the Harpers plant is located.


Item 3. - Legal Proceedings
    The Registrant and its subsidiaries are not parties to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

Item 4. - Submission of Matters to Vote of Security Holders
    None to Report


Executive Officers of the Registrant
    The executive officers of the Registrant as of August 31, 1997 are as follows:  (Age as of August 31, 1997)
                           Office and                                Officer
Name                Age    Area of Responsibility                     Since

Thomas L. Habig     69     Vice Chairman of the Board of Directors     1955
Douglas A. Habig    50     Chairman of the Board                       1975
                           and Chief Executive Officer
James C. Thyen      53     President and Director                      1974
John B. Habig       64     Senior Executive Vice President,            1958
                           Operations Officer, Electronics,
                           and Director
Ronald J. Thyen     60     Senior Executive Vice President,            1966
                           Operations Officer, Furniture and
                           Cabinets, and Director
John T. Thyen       59     Senior Executive Vice President,            1978
                           Marketing and Sales, and Director
Gary P. Critser     60     Senior Executive Vice President,            1967
                           Secretary, Treasurer, and Director
Robert F. Schneider 36     Executive Vice President, Chief Financial   1992
                           Officer, Assistant Treasurer


    Executive officers are elected annually by the Board of Directors.
Thomas L. Habig, John B. Habig and Douglas A. Habig are brothers.  James C.
Thyen, Ronald J. Thyen and John T. Thyen are brothers. All of the executive officers have been employed by the Company for more than the past five years in the capacity shown or some other executive capacity. Robert F. Schneider was appointed to his current position in July 1997, having previously served the company as Vice President and Director of Accounting.

                                      PART II


Item 5. - Market for the Registrant's Common Stock and Related Share Owner
Matters

Market Prices:  The Company's Class B Common Stock trades on The Nasdaq
Stock Market under the symbol: KBALB. High and low price ranges by quarter for the last two fiscal years as quoted by the National Association of Security Dealers (NASDAQ) are as follows:

                             ------- 1997 ------     ------- 1996 ------
                               High        Low         High        Low
First Quarter. . . . . . .   $37 1/4     $26 1/2     $28         $24 1/2
Second Quarter . . . . . .   $42 3/4     $34 3/4     $28 1/4     $24 3/4
Third Quarter. . . . . . .   $45 1/4     $36 1/2     $30 5/8     $24 1/4
Fourth Quarter . . . . . .   $42 1/2     $35         $31 1/4     $27

There is no active trading market for the Company's Class A Common Stock.

Dividends: There are no restrictions on the payment of dividends except charter provisions that require on a fiscal year basis, shares of Class B
Common Stock are entitled to an additional $0.01 per share dividend more than the dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock. During fiscal year 1997 dividends declared were $22.1 million or $1.06 per share on Class A Common
Stock and $1.07 per share on Class B Common Stock. Dividends by quarter for 1997 compared to 1996 are as follows:

                              ------ 1997 ------       ------ 1996 ------
                              Class A    Class B      Class A   Class B
First Quarter. . . . . . .   $ .25 3/4   $ .26       $ .22 3/4   $ .23
Second Quarter . . . . . .   $ .25 3/4   $ .26       $ .22 3/4   $ .23
Third Quarter. . . . . . .   $ .25 3/4   $ .26       $ .22 3/4   $ .23
Fourth Quarter . . . . . .   $ .28 3/4   $ .29       $ .25 3/4   $ .26
                              ----        ----        ----        ----
Total Dividends. . . . . .   $1.06       $1.07       $ .94       $ .95


Share Owners: On July 29, 1997, the Company's Class A Common Stock was owned by approximately 620 Share Owners of record and the Company's Class B Common Stock by approximately 2,370 Share Owners of record, of which approximately 380 also owned Class A Common Stock.

On August 20, 1997, the Company's Board of Directors approved a two-for-one stock split on the Company's Class A and Class B Common Stock, subject to Share Owner approval. Financial information contained in this report has not been adjusted to reflect the impact of the proposed common stock split. See Note 15
- Subsequent Event, of the Notes to Consolidated Financial Statements, which can be found in Item 8, and it is incorporated herein by reference.

Item 6. - Selected Financial Data
(dollars in thousands, except per share amounts)

                       -------------- Year Ended June 30, -------------
                       1997       1996       1995       1994       1993

Net Sales            $992,049   $923,636   $895,912   $822,484   $722,400

Net Income           $ 57,745   $ 45,095   $ 41,439   $ 36,169   $ 30,583

Earnings Per Share:
     Class A            $2.78      $2.15      $1.96      $1.70      $1.44
     Class B            $2.79      $2.16      $1.97      $1.71      $1.45

Total Assets         $581,583   $538,225   $497,086   $471,413   $452,705

Long Term Debt-Less
  Current Maturities $  2,313   $  3,016   $    924   $    811   $  2,017

Cash Dividends Per Share:
     Class A            $1.06       $.94       $.85       $.83       $.77
     Class B            $1.07       $.95       $.86       $.84       $.78


Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Fiscal year 1997 net sales rose 7% above 1996 sales to set a new annual record of $992,049,000. Net income and Class B earnings per share also reached new records of $57,745,000 and $2.79, respectively, increasing 23% above 1996 levels, excluding the effects of the Company's decision to exit the domestic wholesale piano product line in the prior year. Operating activities generated cash flow of $121,808,000 for the 1997 fiscal year, almost double the prior year's $62,003,000. Open orders as of June 30, 1997 were $204,860,000.

RESULTS OF OPERATIONS - 1997 Discussion
Net sales for the 1997 fiscal year, led primarily by increases in the Furniture and Cabinets, and Electronic Contract Assemblies segments and, to a lesser extent, the Processed Wood Products and Other segment increased to a new record of $992,049,000. Operating income in 1997 increased to $80,992,000, a 30%
improvement over the 1996 level of $62,511,000.

Business Segments
(Amounts in millions)
                                           ------ Year Ended June 30 ----
                                            1997        1996        1995
Net Sales:
  Furniture and Cabinets. . . . . . . .    $617.2      $580.4      $570.2
  Electronic Contract Assemblies. . . .     315.8       284.6       245.1
  Processed Wood Products and Other . .      59.0        58.6        80.6


Operating Income:
  Furniture and Cabinets. . . . . . . .     $44.2       $33.5       $31.0
  Electronic Contract Assemblies. . . .      29.7        21.4        20.8
  Processed Wood Products and Other . .       7.1         7.6        10.1

FURNITURE AND CABINETS
The Company's largest segment, Furniture and Cabinets, increased net sales 6% above the prior year as double digit increases in office furniture and lodging furniture were partially offset by declines in cabinets and furniture.

Office furniture product lines realized volume growth in all three major product groupings - casegoods, seating, and systems, with growth particularly evident in value-oriented products which had sales grow at a faster pace than that experienced by the industry in general. Sales growth in systems also outpaced the industry as a whole, according to statistics published by the Business and Institutional Furniture Manufacturers Association (BIFMA).

Sales of most cabinet and furniture product lines declined when compared to the prior year, with television cabinets and stands, audio speaker cabinets, and residential furniture all seeing lower volumes in fiscal 1997. The Company's fiscal 1996 decision to exit the domestic wholesale piano market also contributed to the declining volumes in these product lines. Lower volumes of original equipment manufacturer (OEM) cabinets and stands in the home entertainment market are the result of some customers realizing lower retail sales of their products. The Company has utilized the available capacity created by these sales declines to support and balance production schedules of other product lines within this segment.

Sales of lodging furniture increased as volumes increased in the Company's standard and custom-made furniture product lines. Strongest growth was seen in product destined for use in the lodging industry in both renovated and newly constructed facilities. Sales growth was also achieved in product utilized within the healthcare industry and other institutional environments.

Operating income in the Furniture and Cabinets segment increased in 1997, when compared to 1996, as higher volumes and lower costs, as a percent of sales, combined to improve profitability during the year. The prior year included additional one-time costs to exit the domestic wholesale piano product line and certain facility start-up costs incurred to re-deploy an existing facility to the production of systems office furniture to support increased volumes. Gross profit increased in 1997 as material costs declined, as a percent of sales, when compared to the prior year. Sales expense increased, as a percent of sales, partially due to increases in volume and performance related expenses, including commissions and incentives, and higher expenses incurred to promote product to the customer, such as showroom, delivery, and other expenses. Administrative expense in 1997 declined in absolute dollars and as a percent of sales, as minimal changes were needed within the existing administrative infrastructure to support the increased volumes.

The Company sold its piano key and action production facility located in the United Kingdom, Herrburger Brooks, PLC, during the first quarter of fiscal 1997, with the transaction resulting in no impact to consolidated 1997 net income.

ELECTRONIC CONTRACT ASSEMBLIES
Fiscal 1997 sales in the Electronic Contract Assemblies segment increased 11%
over the 1996 level.   The acquisition of ELMO Semiconductor in the prior year
third quarter contributed 2% to the increased sales level. Certain large customers in the automotive and computer industries increased their demand for the Company's products in the current fiscal year, with volumes increasing in electronic automotive products and internal and peripheral computer products, when compared to the prior year. Other customers, primarily in the computer networking market, reduced order levels. Rescheduling, production flexibility and material availability are inherent risks in the contract electronic assemblies market. In addition, as a supplier to customers operating within the automotive industry, the Company has a certain degree of risk associated with labor relations within that industry. Due to these factors, this segment's working capital carries a higher degree of risk than the Company as a whole. Working capital in this segment as of June 30, 1997, had been reduced from the elevated levels present at June 30, 1996. As in other segments, the Company records reserves in response to these risks as they arise based upon estimates derived from available information known at that time. Operating income in 1997 increased primarily due to increased volumes, with product mix also contributing to the improved results, although competitive pricing pressures remain a constant in the industry. Included in this segment are sales to three customers which combined accounted for 25% of consolidated sales in 1997, and 24% in 1996. One of these customers accounted for 15% of consolidated sales in 1997 and 14% in 1996.

PROCESSED WOOD PRODUCTS AND OTHER
Outside sales in the Processed Wood Products and Other segment improved marginally over the prior year as increases in sales of dimension, lumber and metal parts were offset by a decline in sales of plastic parts, veneer and laminate products. This segment continued to provide goods and services to the

Company's internal operations, mainly in the Furniture and Cabinets segment, in support of the vertically integrated supply chain maintained by the Company. Operating income declined when compared to the prior year due to higher costs for some raw material commodities coupled with a changing customer mix.

CONSOLIDATED OPERATIONS
Consolidated cost of sales decreased 2.1 percentage points, as a percent of net sales, primarily due to lower material costs resulting from favorable product mix shifts within certain business segments and, to a lesser extent, the Company's efforts to reduce costs within the manufacturing process. Labor costs, as a percent of net sales, were unchanged from the prior year. Overhead costs declined 0.4 percentage point as fixed costs utilization improved on higher sales volumes and cost containment initiatives continued.

Selling, administrative and general expenses increased 1.1 percentage point, as a percent of sales, when compared to the prior year. The increased expenses were the result of additions to the Company's infrastructure to support the higher sales volumes and the acquisition of ELMO Semiconductor in the latter half of the prior fiscal year. Certain other performance based costs dependent on Company earnings increased as a result of the Company's improved profitability levels.

Operating income increased 30% to $80,992,000 in fiscal 1997, as compared to $62,511,000 in fiscal 1996. Higher volumes, lower material and overhead costs, as a percent of sales, and higher non-recurring costs in the prior year resulting from the decision to exit the domestic wholesale piano product line, all combined to drive improvement in operating income.

Other income declined from the prior year as an increase in interest income earned due to higher average investment balances during the current fiscal year was more than offset by a $3.8 million charge to Other - net, related to a pretax loss on the sale of a foreign subsidiary in the first quarter of 1997, which was offset by a $3.8 million income tax benefit recorded in Taxes on Income. Other - net, also declined due to larger gains realized on sales of assets in the prior fiscal year.

The effective income tax rate decreased 4.5 percentage points in 1997 due primarily to the $3.8 million tax benefit received on the sale of a foreign subsidiary in the first quarter of this fiscal year. The tax benefit was the result of a higher U.S. tax basis due to previously nondeductible losses on the investment in this U.K. subsidiary. Excluding this benefit, the effective income tax rate decreased 1.8 percentage point when compared to the prior year due to reduced European operating losses, which provide no immediate tax benefit, and a slight reduction in the effective state tax rate.

The sale of a foreign subsidiary in the first quarter of this fiscal year resulted in a deferred tax asset for the Company due to a capital loss recognized in the current year as previously nondeductible losses created a higher tax basis on this investment. Based on the Company's prior earnings history and its expectations for future earnings, the Company has determined that it is more likely than not that the carrying value of the deferred tax asset will be realized in the future as part of the Company's overall tax planning strategy under current income tax law.

The Company attained record net income and Class B earnings per share of $57,745,000 and $2.79, respectively, in fiscal 1997, an increase of 23% over the prior year levels of $46,965,000 and $2.25, respectively, excluding the effects of the product line exit costs in the prior year. Including the product line exit costs, net income and Class B earnings per share increased 28% over the prior year.

1996 DISCUSSION
Net sales in fiscal 1996 were $923,636,000, as sales expanded in the larger two of the Company's three business segments - Furniture and Cabinets, and Electronic Contract Assemblies. Net sales in the Processed Wood Products and Other segment declined from the prior year. Operating income for fiscal year 1996 was $62,511,000, including a provision of $3,400,000 established in that fiscal year to cover all incremental costs to exit the domestic wholesale piano product line.

FURNITURE AND CABINETS
Sales in the Company's largest segment, Furniture and Cabinets, increased 2% above the prior year as sales increases on office furniture and lodging product lines were partially offset by lower sales of cabinet, furniture and piano product lines.

Certain systems, casegoods and seating office furniture product lines experienced volume growth, primarily on the Company's established product line offering, including market share gain on several product lines, according to statistics published by BIFMA. Leading the increase in office furniture sales were the Company's value-oriented office furniture product lines, which continued to increase at a rate above the general industry.

Sales of cabinet and furniture product lines, primarily television cabinets and stands, audio speaker cabinets, and residential furniture, decreased when compared to the strong sales level achieved during the prior year. Lower product demand was partly attributed to certain original equipment manufacturer
(OEM) cabinet customers requesting scheduling delays in order to adjust inventory levels with less aggressive retail sales forecasts. Rescheduling and production flexibility are inherent in the OEM supplier market and may cause short-term fluctuations in any given period. Some production capacity was utilized to assist in the production of certain other product lines within this segment.

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

Operating income in the Furniture and Cabinets segment increased from the prior year due primarily to increased volumes, cost reduction initiatives in sales and manufacturing processes, reduced operating losses on certain systems product lines, and production efficiencies associated with producing standardized lodging product. The effect of material price increases has diminished from the prior year. Administration costs increased during the year, due in part to costs that were incurred to improve processes through information technology. Increased volumes and manufacturing efficiency improvements on steel office furniture product lines were partially offset by increased selling costs incurred to expand this product line into select markets during the year. An existing facility that was re-deployed to systems office furniture became operational during the latter half of the 1996 fiscal year. This facility was dedicated to fulfill the long-term growth that management anticipates in this product line. Start-up costs incurred by this facility were expensed during the first part of the fiscal year.

A United Kingdom subsidiary sharply reduced their operating loss from the year earlier period due to benefits derived from combining two production facilities into one facility and other operating efficiency improvements. Costs to combine these two facilities were included in the prior year results. This subsidiary was sold during the first quarter of fiscal 1997.

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

PROCESSED WOOD PRODUCTS AND OTHER
Sales in the Company's smallest segment, Processed Wood Products and Other, declined 27% in 1996, when compared to the prior year, due primarily to reduced volumes of processed wood products as the result of the Company reducing its production capacity of processed wood products sold to outside customers, combined with an industry-wide softening in demand for processed wood products, which management believes to be temporary. Sales of plastic components also declined from the prior year on decreased volumes. Operating profits declined on lower sales volumes. The effect of material price increases has diminished from the prior year. This segment continues to supply a significant portion of its production output for use as production components in the Furniture and Cabinets segment.

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

A provision of $3,400,000 was established to cover all incremental costs to exit the domestic wholesale piano product line during the third quarter of 1996. Final production related to this product line was completed prior to the end of April 1996, and sales were completed prior to the end of May 1996.

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

Net income and Class B earnings per share of $45,095,000 and $2.16, respectively, increased 9% when compared to the prior year levels of $41,439,000 and $1.97 per Class B share. Excluding the product line exit costs, net income and Class B earnings per share would have been $46,965,000 and $2.25, respectively.

LIQUIDITY AND CAPITAL RESOURCES
The Company's liquidity position improved from $114 million in cash, cash investments, and short-term investments at the end of fiscal 1996, to $168 million at the end of fiscal 1997. Working capital increased $24 million to $244 million as of June 30, 1997, while maintaining a current ratio of 2.8 to 1.

Operating activities generated $122 million of cash flow in 1997, compared to $62 million created in the prior year. Net income and non-cash charges to net income were assisted by reductions in certain components of working capital. Decreases in receivables of $6 million and inventory of $11 million were primarily related to an overall decline in working capital within the Electronic Contract Assemblies segment in fiscal 1997 from the elevated level at the end of fiscal 1996. Accrued expenses increased in part due to an increase in expenses that vary according to Company profitability and are paid out in the following fiscal year. The Company reinvested $45 million into capital investments for the future, including facility and production equipment upgrades and improvements to the Company's information technology and communications systems. Financing cash flows of $26 million were primarily in the form of dividend payments. Net cash flow, excluding the purchases and maturities of short-term investments was a positive $54 million for fiscal year 1997.

The Company anticipates maintaining a strong liquidity position for the 1998 fiscal year and believes its available funds on hand, borrowing capacity, and cash generated from operations will be sufficient for working capital needs and to fund investments in the Company's future.

NEW ACCOUNTING STANDARD
During fiscal year 1997, the Financial Accounting Standards Board issued FASB Statement No. 128, Earnings per Share, which specifies computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and is effective for financial statements issued for periods ending after December 15, 1997. The Company does not anticipate a material dilution in reported earnings per share under this statement.


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

Item 8. - Financial Statements and Supplementary Data


                          INDEX TO FINANCIAL STATEMENTS



                                                                 Page
Report of Management . . . . .. . . . . . . . . . . . . . . . .  24

Report of Independent Public Accountants  . . . . . . . . . . .  25

Consolidated Balance Sheets
   as of June 30, 1997 and 1996 . . . . . . . . . . . . . . . .  26

Consolidated Statements of Income
   for the Three Years Ended June 30, 1997. . . . . . . . . . .  27

Consolidated Statements of Cash Flows
   for the Three Years Ended June 30, 1997. . . . . . . . . . .  28

Consolidated Statements of Share Owners' Equity
   for the Three Years Ended June 30, 1997. . . . . . . . . . .  29

Notes to Consolidated Financial Statements. . . . . . . . . . .  30-42


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




                                                Douglas A. Habig
                                                Douglas A. Habig
                                                Chairman,
                                                Chief Executive Officer



                                                James C. Thyen
                                                James C. Thyen
                                                President



                                                Robert F. Schneider
                                                Robert F. Schneider
                                                Executive Vice President,
                                                Chief Financial Officer,
                                                Assistant Treasurer
July 25, 1997

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Share Owners of Kimball International, Inc.

We have audited the accompanying consolidated balance sheets of Kimball International, Inc. (an Indiana corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, cash flows and share owners' equity for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed under Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.










                                                ARTHUR ANDERSEN LLP



Chicago, Illinois
July 25, 1997

                         KIMBALL INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                (Amounts in Thousands, Except for Share Data)

                                                                         June 30
                                                                     1997       1996
Assets
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $ 18,818   $  5,647
  Short-term investments . . . . . . . . . . . . . . . . . . . .   149,677    108,425
  Receivables, less allowances of
   $4,017 and $4,075, respectively . . . . . . . . . . . . . . .   110,142    117,140
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .    76,142     89,489
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21,994     21,550
      Total current assets . . . . . . . . . . . . . . . . . . .   376,773    342,251

Property and Equipment, net. . . . . . . . . . . . . . . . . . .   174,010    174,009
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . .    30,800     21,965

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $581,583   $538,225



Liabilities and Share Owners' Equity
Current Liabilities:
  Loans payable. . . . . . . . . . . . . . . . . . . . . . . . .  $  2,472   $  2,282
  Current maturities of long-term debt . . . . . . . . . . . . .       471        492
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    53,063     50,963
  Dividends payable. . . . . . . . . . . . . . . . . . . . . . .     5,989      5,393
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .    71,263     62,913
      Total current liabilities. . . . . . . . . . . . . . . . .   133,258    122,043

Other Liabilities:
  Long-term debt, less current maturities. . . . . . . . . . . .     2,313      3,016
  Deferred income taxes and other. . . . . . . . . . . . . . . .    23,186     22,152
      Total other liabilities. . . . . . . . . . . . . . . . . .    25,499     25,168

Share Owners' Equity:
  Common stock-par value $.31 1/4 per share:
   Class A- Shares authorized-10,416,000 (10,453,000 in 1996)
            Shares issued-7,274,000 (7,311,000 in 1996). . . . .     2,273      2,285
   Class B- Shares authorized-30,000,000
            Shares issued-14,238,000 (14,201,000 in 1996). . . .     4,450      4,438
  Additional paid-in capital . . . . . . . . . . . . . . . . . .     1,607        898
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .   434,665    399,024
  Foreign currency translation adjustment. . . . . . . . . . . .     1,721      1,441
  Unrealized loss on available-for-sale securities . . . . . . .       (73)       ---
  Less:  Treasury stock-at cost:
   Class A- 55,000 shares (1,000 in 1996) . . . . . . . . . . .     (2,044)       (18)
   Class B- 742,000 shares (700,000 in 1996) . . . . . . . . . .   (19,773)   (17,054)
      Total share owners' equity . . . . . . . . . . . . . . . .   422,826    391,014

Total Liabilities and Share Owners' Equity . . . . . . . . . . .  $581,583   $538,225



See Notes to Consolidated Financial Statements

                             KIMBALL INTERNATIONAL, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                   (Amounts in Thousands, Except for Per Share Data)



                                                                Year Ended June 30
                                                            1997       1996       1995
Net Sales. . . . . . . . . . . . . . . . . . . . . . .   $992,049   $923,636   $895,912
Cost of Sales. . . . . . . . . . . . . . . . . . . . .    692,636    664,311    645,591
Gross Profit . . . . . . . . . . . . . . . . . . . . .    299,413    259,325    250,321

Selling, Administrative and General Expenses . . . . .    218,421    193,414    188,495
Product Line Exit Costs. . . . . . . . . . . . . . . .        ---      3,400        ---
Operating Income . . . . . . . . . . . . . . . . . . .     80,992     62,511     61,826

Other Income (Expense):
  Interest Expense . . . . . . . . . . . . . . . . . .       (551)      (408)      (273)
  Interest Income. . . . . . . . . . . . . . . . . . .      8,484      7,411      5,755
  Other, Net . . . . . . . . . . . . . . . . . . . . .       (359)     4,801      3,487
   Other Income, Net . . . . . . . . . . . . . . . . .      7,574     11,804      8,969

Income Before Taxes on Income. . . . . . . . . . . . .     88,566     74,315     70,795

Taxes on Income. . . . . . . . . . . . . . . . . . . .     30,821     29,220     29,356

Net Income . . . . . . . . . . . . . . . . . . . . . .   $ 57,745   $ 45,095   $ 41,439




Earnings Per Share of Common Stock:
  Class A. . . . . . . . . . . . . . . . . . . . . . .      $2.78      $2.15      $1.96
  Class B. . . . . . . . . . . . . . . . . . . . . . .      $2.79      $2.16      $1.97


Average Number of Shares Outstanding:
  Class A. . . . . . . . . . . . . . . . . . . . . . .      7,249      7,308      7,334
  Class B. . . . . . . . . . . . . . . . . . . . . . .     13,476     13,597     13,737
   Totals. . . . . . . . . . . . . . . . . . . . . . .     20,725     20,905     21,071





See Notes to Consolidated Financial Statements

                             KIMBALL INTERNATIONAL INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in Thousands)

                                                                Year Ended June 30
                                                             1997        1996        1995
Cash Flows From Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . $ 57,745    $ 45,095    $ 41,439
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . .   33,395      36,092      30,079
    Gain on sales of assets. . . . . . . . . . . . . . . .     (597)     (1,235)       (370)
    Deferred income tax and other deferred charges . . . .   (1,247)       (939)        940
    Product line exit costs. . . . . . . . . . . . . . . .      ---       3,400         ---
    Change in current assets and liabilities:
       Receivables . . . . . . . . . . . . . . . . . . . .    6,432     (18,586)         61
       Inventories . . . . . . . . . . . . . . . . . . . .   10,787     (13,343)      4,937
       Other current assets. . . . . . . . . . . . . . . .    1,751       1,175      (1,730)
       Accounts payable. . . . . . . . . . . . . . . . . .    4,055      13,138       2,195
       Accrued expenses. . . . . . . . . . . . . . . . . .    9,487      (2,794)        762
          Net cash provided by operating activities. . . .  121,808      62,003      78,313

Cash Flows From Investing Activities:
  Capital expenditures . . . . . . . . . . . . . . . . . .  (32,937)    (32,793)    (34,508)
  Proceeds from sales of assets. . . . . . . . . . . . . .    1,366       7,282       2,267
  Proceeds from sale of subsidiary . . . . . . . . . . . .    2,345         ---         ---
  Increase in other assets . . . . . . . . . . . . . . . .  (11,810)    (11,658)     (2,770)
  Purchases of held-to-maturity securities . . . . . . . .  (34,465)    (17,318)   (110,926)
  Maturities of held-to-maturity securities. . . . . . . .   51,446      67,249      89,886
  Purchases of available-for-sale securities . . . . . . .  (58,305)    (60,822)        ---
  Sales and maturities of available-for-sale securities. .      ---         ---         ---
          Net cash used for investing activities . . . . .  (82,360)    (48,060)    (56,051)

Cash Flows From Financing Activities:
  Increase in short-term borrowings. . . . . . . . . . . .      190         519         143
  Net change in long-term debt . . . . . . . . . . . . . .     (724)        362      (1,061)
  Acquisition of treasury stock, net . . . . . . . . . . .   (4,878)     (5,131)     (4,160)
  Dividends paid to share owners . . . . . . . . . . . . .  (21,508)    (19,193)    (17,653)
  Proceeds from exercise of stock options. . . . . . . . .      808         ---         ---
  Other-net. . . . . . . . . . . . . . . . . . . . . . . .     (132)       (105)        125
          Net cash used for financing activities . . . . .  (26,244)    (23,548)    (22,606)

Effect of Exchange Rate Changes on Cash. . . . . . . . . .      (33)        (26)        170
Net Increase (Decrease) in Cash and Cash Equivalents . . .   13,171      (9,631)       (174)

Cash and Cash Equivalents at Beginning of Year . . . . . .    5,647      15,278      15,452
Cash and Cash Equivalents at End of Year . . . . . . . . . $ 18,818    $  5,647    $ 15,278




Total Cash, Cash Equivalents
 and Short-Term Investments:
  Cash and cash equivalents. . . . . . . . . . . . . . . . $ 18,818    $  5,647    $ 15,278
  Short-term investments . . . . . . . . . . . . . . . . .  149,677     108,425      97,534
      Totals . . . . . . . . . . . . . . . . . . . . . . . $168,495    $114,072    $112,812


See Notes to Consolidated Financial Statements

                                        KIMBALL INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY
                             (Amounts in Thousands, Except for Per Share Data)



                                                                  Three Years Ended June 30, 1997
                                                      ---------- Common Stock - $.31 1/4 Par Value -----------

                                                      -------- Class A ----------   -------- Class B ---------
                                                      Authorized  --- Issued ----   Authorized --- Issued ----
                                                        Shares    Shares   Amount     Shares   Shares   Amount
Amounts at June 30, 1994 . . . . . . . . . . . . . . .   10,504    7,362   $2,301     30,000   14,150   $4,422
  Shares of Class A Common Stock converted to Class B
    Common Stock pursuant to charter provisions. . . .      (27)     (27)      (9)                 27        9


Amounts at June 30, 1995 . . . . . . . . . . . . . . .   10,477    7,335   $2,292     30,000   14,177   $4,431
  Shares of Class A Common Stock converted to Class B
    Common Stock pursuant to charter provisions. . . .      (24)     (24)      (7)                 24        7


Amounts at June 30, 1996 . . . . . . . . . . . . . . .   10,453    7,311   $2,285     30,000   14,201   $4,438
  Shares of Class A Common Stock converted to Class B
    Common Stock pursuant to charter provisions. . . .      (37)     (37)     (12)                 37       12


Amounts at June 30, 1997 . . . . . . . . . . . . . . .   10,416    7,274   $2,273     30,000   14,238   $4,450






                                                         Additional
                                                           Paid-In      Retained       -- Treasury Stock --
                                                           Capital      Earnings       Shares      Amount
Amounts at June 30, 1994 . . . . . . . . . . . . . . .       $791       $350,304       (350)       $ (7,702)
  Net income for the year. . . . . . . . . . . . . . .                    41,439
  Treasury stock acquired-net. . . . . . . . . . . . .         21                      (164)         (4,181)
  Cash dividends:
    Class A ($.85 per share) . . . . . . . . . . . . .                    (6,230)
    Class B ($.86 per share) . . . . . . . . . . . . .                   (11,809)


Amounts at June 30, 1995 . . . . . . . . . . . . . . .       $812       $373,704       (514)       $(11,883)
  Net income for the year. . . . . . . . . . . . . . .                    45,095
  Treasury stock acquired-net. . . . . . . . . . . . .         86                      (187)         (5,189)
  Cash dividends:
    Class A ($.94 per share) . . . . . . . . . . . . .                    (6,870)
    Class B ($.95 per share) . . . . . . . . . . . . .                   (12,905)


Amounts at June 30, 1996 . . . . . . . . . . . . . . .       $898       $399,024       (701)       $(17,072)
  Net income for the year. . . . . . . . . . . . . . .                    57,745
  Treasury stock acquired-net. . . . . . . . . . . . .         34                      (134)         (4,878)
  Shares of Class A Common Stock converted to Class B
  Common Stock, via treasury shares, pursuant to
  charter provisions . . . . . . . . . . . . . . . . .        647                       ---            (647)
  Exercise of stock options. . . . . . . . . . . . . .         28                        38             780
  Cash dividends:
    Class A ($1.06 per share). . . . . . . . . . . . .                    (7,682)
    Class B ($1.07 per share). . . . . . . . . . . . .                   (14,422)


Amounts at June 30, 1997 . . . . . . . . . . . . . . .     $1,607       $434,665       (797)       $(21,817)



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

Acquisition of Subsidiaries: On March 29, 1996, the Company acquired with available cash on hand, certain assets of ELMO Semiconductor Corporation of California and all of the outstanding capital stock of ELMO Semiconducteurs SARL of France, providers of semiconductor DIE processing, testing, design and packaging. The acquisition was accounted for as a purchase with operating results included in the Company's Consolidated Statements of Income from the date of acquisition. ELMO's results are not material to the consolidated operating results.

Sale of Subsidiary: The Company sold its piano key and action production facility located in the United Kingdom, Herrburger Brooks, PLC, during the first quarter of fiscal year 1997. Included in the consolidated statement of income is a $3.8 million pretax loss on the sale reported in Other-net, with an offsetting $3.8 million income tax benefit reported in Taxes on Income. This tax benefit was the result of a higher U.S. tax basis in this subsidiary due to previously nondeductible losses on the investment in this U.K. subsidiary. This transaction resulted in no impact to fiscal year 1997 consolidated net income.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and related footnote disclosures. While efforts are made to assure estimates used are reasonably accurate based on management's knowledge of current events, actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments: Cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the time of acquisition. Cash equivalents are stated at cost, which approximate market value. Short-term investments are cash investments, primarily U.S. Government securities and municipal bonds with maturities exceeding three months at the time of acquisition. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at market value, with unrealized gains and losses being excluded from net income by being recorded net of related tax effect, if any, as a component of share owners' equity.

Foreign Currency Translation: Assets and liabilities of foreign subsidiaries (except for Mexico, whose functional currency is the U.S. dollar) are translated into U.S. dollars at fiscal year-end exchange rates, income statement accounts are translated at the weighted average exchange rate during the year, and the resulting currency translation adjustments are recorded as a component of share owners' equity. Financial statements of Mexican operations are translated into U.S. dollars using both current and historical exchange rates, with translation gains and losses included in net income.

Inventory Pricing: Inventories are stated at the lower of cost or market value. Cost includes material, labor and applicable manufacturing overhead and is determined using the last-in, first-out (LIFO) method for approximately 59% and 52% of consolidated inventories in 1997 and 1996, respectively.
Cost of the remaining inventories is determined using the first-in, first-out
(FIFO) method.

Property, Equipment and Depreciation: Property and equipment are stated at cost. Depreciation is provided over the estimated useful life of the assets using the straight-line method for financial reporting purposes. Maintenance, repairs and minor renewals and betterments are expensed; major improvements are capitalized.

Research and Development: The costs of research and development are expensed as incurred. These costs were approximately, in millions, $11.5 in 1997, $10.5 in 1996, and $9.4 in 1995.

Medical Care and Disability Benefit Plans: The Company is self-insured with respect to certain medical care and disability benefit plans for approximately 75% of covered domestic employees. The Company carries stop-loss insurance coverage to mitigate severe losses under these plans. The balance of domestic employees are covered under fully insured HMO plans. The costs for such plans are charged against earnings in the year in which the incident occurred. The Company does not provide benefits under these plans to retired employees. Employees of foreign subsidiaries are covered by local benefit plans, the cost of which is not significant to the consolidated financial statements.

Income Taxes: Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Earnings Per Share: Earnings per share are based on the average number of shares outstanding and are computed using the two-class common stock method because of the dividend preference of Class B Common Stock. In the three years ended June 30, 1997, outstanding stock options, if exercised, would not have had a material dilutive effect on earnings per share.

Off-Balance Sheet Risk: The Company engages in several types of financing arrangements with customers, primarily certain guarantees, and also has business and credit risks concentrated in the automotive, computer, telecommunication, consumer electronic and wood industries.

Reclassifications: Certain prior year amounts have been reclassified to conform with the 1997 presentation.

Stock-Based Compensation: The Company continues to account for its employee stock option plans using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when options are issued at fair market value. The Company has adopted the disclosure requirements of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation. Compensation cost for stock appreciation rights is recorded monthly based on the quoted market price of the Company's stock at the end of the period.

New Accounting Standard: During fiscal year 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, effective for both interim and annual periods ending after December 15, 1997. The Company believes the effect of this statement will be immaterial.



NOTE 2   PRODUCT LINE EXIT COSTS

The Company announced a strategic decision during the 1996 fiscal year to cease production and sales of its domestic wholesale piano product line, due to the continuing decline in the domestic piano market. This product line accounted for less than 2% of consolidated sales in 1995 and 1996. A pretax provision of $3,400,000, which equates to a net income effect of $1,870,000, or $0.09 per share, was established during 1996, to cover all estimated costs associated with exiting this product line. The Company ceased production of domestic wholesale pianos as of April, 1996. Costs have been applied against this provision as of June 30, 1997, totaling $809,000, with the remaining amount reserved for fulfilling long-term commitments.



NOTE 3   INVENTORIES

Inventories are valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 59% and 52% of consolidated inventories in 1997 and 1996, respectively. The remaining inventories are valued using the lower of first-in, first-out (FIFO) cost or market value.

Had the FIFO method been used for all inventories, net income would have been, in millions, $0.1 lower in 1997, $0.7 lower in 1996, and $0.9 higher in 1995. Additionally, inventories would have been, in millions, $19.3 and $19.5 higher at June 30, 1997 and 1996, respectively, if the FIFO method had been used. During 1997 and 1996, certain inventory quantity reductions caused a liquidation of LIFO inventory values, which were immaterial in 1997 and increased net income by $1.5 million, or $0.07 per share in 1996.

Inventory components at June 30 are as follows:
(Amounts in Thousands)

                                               1997            1996
Finished products. . . . . . . . . . . . .   $23,822         $24,636
Work-in-process. . . . . . . . . . . . . .    11,852          14,743
Raw materials. . . . . . . . . . . . . . .    40,468          50,110
     Total inventory . . . . . . . . . . .   $76,142         $89,489

NOTE 4   PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:
(Amounts in Thousands)
                                               1997              1996
Land . . . . . . . . . . . . . . . . . . .  $  5,159          $  5,146
Buildings and improvements . . . . . . . .   142,937           138,179
Machinery and equipment. . . . . . . . . .   255,586           244,502
Construction-in-progress . . . . . . . . .     7,519             7,751
  Total. . . . . . . . . . . . . . . . . .   411,201           395,578
     Less:  Accumulated depreciation . . .  (237,191)         (221,569)
  Property and equipment, net. . . . . . .  $174,010          $174,009

The useful lives used in computing depreciation are based on the Company's estimate of the service life of the classes of property, as follows:
                                                     Years
Buildings and improvements . . . . . . . .          5 to 50
Machinery and equipment. . . . . . . . . .          3 to 15
Leasehold improvements . . . . . . . . . .          Life of Lease

Depreciation and amortization of property and equipment totaled, in millions, $29.4 for 1997, $30.8 for 1996, and $27.7 for 1995.



NOTE 5  COMMITMENTS - LEASES

Operating leases for certain office, showroom, warehouse and manufacturing facilities, and equipment, which expire 1998 - 2007, contain provisions under which minimum annual lease payments are, in millions, $5.3, $4.3, $3.6, $2.7, and $1.5 for the five years ended June 30, 2002, respectively, and aggregate $3.2 million from 2003 to the expiration of the leases in 2007. The Company is obligated under certain of the real estate leases to maintain the properties and pay real estate taxes.

Total rental expenses amounted to, in millions, $5.9, $5.5, and $6.6 in 1997, 1996 and 1995, respectively.



NOTE 6   LONG-TERM DEBT

Long-term debt is principally obligations under long-term capitalized leases. Aggregate maturities of long-term debt for the next five years are, in thousands, $471, $444, $924, $300, and $94, respectively, and $551 thereafter. Interest rates range from 3.5% to 10.0%. Interest paid was immaterial in 1997. Based upon borrowing rates currently available to the Company, the fair value of the Company's debt approximates the carrying value.

NOTE 7   RETIREMENT PLANS

The Company has trusteed defined contribution Retirement Plans in effect for substantially all domestic employees meeting the eligibility requirements. Company contributions are based on a percent of net income as defined in the plans; the percent of contribution is determined by the Board of Directors up to specific maximum limits. The plans include a 401(k) feature, thereby permitting participants to make additional voluntary contributions on a pretax basis. Payments by the Company to the trusteed plans are vested and held for the sole benefit of participants. Total contributions to the Retirement Plans for 1997, 1996 and 1995 were approximately, in millions, $11.3, $8.6, and $9.0, respectively.

Employees of certain foreign subsidiaries are covered by local pension or retirement plans. Annual expense and accumulated benefits of these foreign plans are not significant to the consolidated financial statements.



NOTE 8   INCENTIVE STOCK OPTIONS

On August 11, 1987, the Board of Directors adopted the 1987 Stock Incentive Program, which was approved by the Company's Share Owners on October 13, 1987. Under this plan, 1,800,000 shares of Class B Common Stock were reserved for incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and performance share awards available for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees. Stock options are priced at the fair market value of the stock at the date of grant and are exercisable beginning two years after the date of grant and expire five years after the date of grant. Shares of stock issued by the exercise of incentive stock options must be held for a five year period before being sold. Stock options are forfeited when employment terminates, except in certain situations. No shares were exercisable during 1995. Approximately 275 employees were eligible to participate in the program during 1997 and 1996, and approximately 110 employees during 1995. This Stock Incentive Program will expire in August 1997.

On June 11, 1996, the Board of Directors adopted the 1996 Stock Incentive Program, which was approved by the Company's Share Owners on October 22, 1996. Under this plan, 2,100,000 shares of Class B Common Stock were reserved, in addition to remaining shares reserved under the 1987 plan, for incentive stock options, nonqualified stock options, stock appreciation rights, and performance share awards available for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees. Major provisions of the 1996 Program are similar to the provisions of the 1987 Program. The 1996 Stock Incentive Program is a ten year plan. All options issued after the 1996 plan was approved by the share owners are to be issued under the 1996 plan.

There are 125,000 additional shares reserved for issuance under the Directors' Stock Compensation and Option Plan which is available to all members of the Board of Directors. Under terms of the plan, Directors electing to receive all, or a portion, of their fees in the form of Company stock will also be granted a number of stock options equal to 50% of the number of shares received for compensation of fees. Option prices and vesting are similar to those of the 1996 Stock Incentive Program. The plan is in effect through October 2006.

Stock option transactions are as follows:
                                                 Number            Per Share
                                                of Shares         Option Price
Options outstanding June 30, 1994. . . . . . .    106,100        $29.60

Granted. . . . . . . . . . . . . . . . . . . .    171,500        $24.44
Exercised. . . . . . . . . . . . . . . . . . .        ---           ---
Forfeited. . . . . . . . . . . . . . . . . . .     (6,200)       $24.44 - $29.60
Options outstanding June 30, 1995. . . . . . .    271,400        $24.44 - $29.60

Granted. . . . . . . . . . . . . . . . . . . .    290,200        $25.54 - $28.75
Exercised. . . . . . . . . . . . . . . . . . .        ---           ---
Forfeited. . . . . . . . . . . . . . . . . . .    (11,750)       $24.44 - $29.60
Options outstanding June 30, 1996. . . . . . .    549,850        $24.44 - $29.60

Granted. . . . . . . . . . . . . . . . . . . .    201,419        $27.25 - $39.27
Exercised. . . . . . . . . . . . . . . . . . .    (45,436)       $24.44 - $29.60
Forfeited. . . . . . . . . . . . . . . . . . .    (17,800)       $24.44 - $29.60
Options outstanding June 30, 1997. . . . . . .    688,033        $24.44 - $39.27

Number of options exercisable
  at June 30, 1997 . . . . . . . . . . . . . .    215,114
Shares available for future options. . . . . .  3,204,379

For all options outstanding at June 30, 1997, the weighted average exercise price is $26.73 and the weighted average remaining contractual life is three years.

Effective for fiscal year 1997, the Company adopted the disclosure requirements of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). The Company has elected to continue to follow the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations; accordingly, no compensation cost has been reflected in the financial statements for its incentive stock options. Had compensation cost for the Company's incentive stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                Year Ended June 30,
                                                1997           1996
Net Income
     As Reported . . . . . . . . . . . . .    $57,745        $45,095
     Pro Forma . . . . . . . . . . . . . .    $56,765        $44,615

Earnings per Share of Common Stock
     As Reported - Class A . . . . . . . .      $2.78          $2.15
                   Class B . . . . . . . .      $2.79          $2.16
     Pro Forma - Class A . . . . . . . . .      $2.73          $2.13
                 Class B . . . . . . . . .      $2.74          $2.14

The pro forma effects on net income for the years ended June 30, 1997 and 1996 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

The weighted average fair value at date of grant for options granted during the years ended June 30, 1997 and 1996 was $4.99 and $4.49 per option, respectively.

The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 31.4% in 1997 and 32.5% in 1996; risk-free interest rates of 6.34% in 1997 and 6.25% in 1996; dividend yield of 2.9% in 1997 and 3.5% in 1996; and an expected life of 3.5 years in 1997 and 1996.



NOTE 9  INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation reserve is provided in part for deferred tax assets relating to foreign net operating losses and capital loss carryforward benefits, due to uncertainty surrounding the utilization of these deferred tax assets. Income tax benefits associated with the foreign net operating losses expire periodically over the next seven years, while benefits associated with the capital loss carryforward all expire during the 2002 fiscal year. The Company's sale of its United Kingdom subsidiary in fiscal year 1997 resulted in a decline in the consolidated foreign net operating loss benefit and an increase in the capital loss carryforward benefit.

The components of the deferred tax assets and liabilities as of June 30, 1997 and 1996, are as follows:
(Amounts in Thousands)
                                                  1997           1996
Deferred tax assets:
  Receivables. . . . . . . . . . . . . . . . . $ 1,709         $ 1,583
  Inventory. . . . . . . . . . . . . . . . . .   2,456           3,270
  Employee benefits. . . . . . . . . . . . . .   5,805           4,834
  Other current liabilities. . . . . . . . . .   5,261           4,522
  Miscellaneous. . . . . . . . . . . . . . . .     643             669
  Foreign net operating losses . . . . . . . .   2,225           7,899
  Capital loss carryforward benefit. . . . . .   3,345             ---
    Valuation reserve. . . . . . . . . . . . .  (4,438)         (7,899)
      Total asset. . . . . . . . . . . . . . . $17,006         $14,878

Deferred tax liabilities:
  Property & equipment . . . . . . . . . . . . $13,617         $12,681
  Miscellaneous. . . . . . . . . . . . . . . .   1,329           2,451
      Total liability. . . . . . . . . . . . . $14,946         $15,132


The components of income before taxes on income are as follows:
(Amounts in Thousands)
                                              ------- Year Ended June 30 -----
                                                1997         1996        1995
United States . . . . . . . . . . . . . . .   $87,626     $75,437      $76,989
Foreign . . . . . . . . . . . . . . . . . .       940      (1,122)      (6,194)
       Total income before taxes. . . . . .   $88,566     $74,315      $70,795


Taxes on income are composed of the following items:
(Amounts in Thousands)
                                              ------- Year Ended June 30 -----
                                                1997         1996        1995
Currently payable:
     Federal. . . . . . . . . . . . . . . .   $28,418      $28,699     $25,119
     Foreign. . . . . . . . . . . . . . . .       179          ---         ---
     State. . . . . . . . . . . . . . . . .     4,538        4,120       4,781
       Total current. . . . . . . . . . . .    33,135       32,819      29,900

Deferred Federal. . . . . . . . . . . . . .    (2,314)      (3,599)       (544)
       Total taxes on income. . . . . . . .   $30,821      $29,220     $29,356


A reconciliation of the statutory U.S. income tax rate to the Company's effective income tax rate follows:
(Amounts in Thousands)

                                               -------------- Year Ended June 30 --------------
                                                   1997              1996              1995
                                               Amount    %       Amount    %       Amount    %
Taxes computed at statutory rate . . . . . .  $30,998  35.0%    $26,010  35.0%    $24,778  35.0%
State income taxes,
  net of Federal income tax benefit  . . . .    3,179   3.6       2,678   3.6       3,107   4.4
Foreign tax effect . . . . . . . . . . . . .     (329)  (.4)        393    .5       2,168   3.1
Capital loss benefit . . . . . . . . . . . .   (3,650) (4.1)         --    --          --    --
Other-net. . . . . . . . . . . . . . . . . .      623    .7         139    .2        (697) (1.0)
     Total taxes on income . . . . . . . . .  $30,821  34.8%    $29,220  39.3%    $29,356  41.5%



Cash payments for income taxes, net of refunds, were in thousands, $37,069, $31,353, and $30,600 in 1997, 1996, and 1995, respectively.

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

NOTE 11  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is summarized as follows:
(Amounts in Thousands, Except for Per Share Data)
                                          ------------------ Three Months Ended --------------
                                          September 30   December 31    March 31      June 30
1997:
 Net Sales. . . . . . . . . . . . . . . .   $247,700      $253,780      $243,277      $247,292
 Gross Profit . . . . . . . . . . . . . .     73,134        75,169        73,819        77,291
 Net Income . . . . . . . . . . . . . . .     13,521        14,621        14,521        15,082
 Earnings Per Share of Common Stock:
  Class A . . . . . . . . . . . . . . . .       $.65          $.71          $.69          $.73
  Class B . . . . . . . . . . . . . . . .        .65           .71           .70           .73

1996:
 Net Sales. . . . . . . . . . . . . . . .   $218,933      $234,539      $223,915      $246,249
 Gross Profit . . . . . . . . . . . . . .     55,856        64,725        64,124        74,620
 Net Income . . . . . . . . . . . . . . .      8,418        12,291         9,969        14,417
 Earnings Per Share of Common Stock:
  Class A . . . . . . . . . . . . . . . .       $.40          $.59          $.47          $.69
  Class B . . . . . . . . . . . . . . . .        .40           .59           .48           .69

1995:
 Net Sales. . . . . . . . . . . . . . . .   $209,411      $230,088      $236,819      $219,594
 Gross Profit . . . . . . . . . . . . . .     58,858        65,030        63,888        62,545
 Net Income . . . . . . . . . . . . . . .      8,423        11,660        10,831        10,525
 Earnings Per Share of Common Stock:
  Class A . . . . . . . . . . . . . . . .       $.40          $.55          $.51          $.50
  Class B . . . . . . . . . . . . . . . .        .40           .55           .52           .50

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

Held-to-maturity securities are reported at carrying cost and consist primarily of government obligations with fair values and carrying costs of, in thousands, $30,620 and $30,622 at June 30, 1997, compared to $47,714 and $47,603 at June
30, 1996, respectively. Unrealized holding gains and losses were immaterial at June 30, 1997 and 1996. All held-to-maturity securities mature within a 12 month period.

Available-for-sale securities are reported at fair value and consist primarily of government obligations with fair values and carrying costs of, in thousands, $119,055 and $119,128 at June 30, 1997, compared to $60,450, and $60,822 at
June 30, 1996, respectively. Unrealized holding gains and losses were immaterial at June 30, 1997 and 1996. All available-for-sale securities mature within a three year period.

NOTE 13  ACCRUED EXPENSES

Accrued expenses at June 30 consist of:
(Amounts in Thousands)
                                                 ------ June 30 -------
                                                   1997           1996
Income taxes . . . . . . . . . . . . . . . . .   $   ---        $ 1,600
Property taxes . . . . . . . . . . . . . . . .     4,164          3,819
Compensation . . . . . . . . . . . . . . . . .    30,248         24,802
Retirement plan. . . . . . . . . . . . . . . .    11,072          8,507
Other expenses . . . . . . . . . . . . . . . .    25,779         24,185
 Total accrued expenses. . . . . . . . . . . .   $71,263        $62,913




NOTE 14  BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company has three business segments which are listed below.

Furniture and Cabinets: Sales include office, hospitality, healthcare and home furniture; television and stereo cabinets; pianos; and other miscellaneous products. Intersegment sales are insignificant.

Electronic Contract Assemblies: Sales include electronic and electro-mechanical products (electronic assemblies) manufactured on a contract basis to customers' specifications, semiconductor DIE processing, testing, design and packaging services. Intersegment sales are insignificant. Included in the Electronic Contract Assemblies segment are sales to three customers which accounted for 25%, 24% and 23% of consolidated net sales in 1997, 1996 and 1995, respectively. One customer accounted for 15% of consolidated net sales in 1997, and 14% in 1996 and 1995.

Processed Wood Products and Other: Processed Wood Products include the sales of lumber, dimension lumber, plywood, veneer, and other miscellaneous wood product sales. "Other" sales include plastic components, stamped metal products, carbide cutting tools and related services on cutting tools, and other miscellaneous services, totaling approximately 30% in 1997, 34% in 1996, and 31% in 1995, of the total customer sales of this segment. Intersegment sales include these same basic wood products, assembled components and miscellaneous products, which are used in the final production of office, home, hospitality and healthcare furniture, and cabinets; thus, intersegment sales consist of sales to the Furniture and Cabinets segment.

Intersegment sales are generally priced at cost plus a percentage mark-up, and are generally thought to be marginally less than prices which would be charged for the same product to unaffiliated customers. The eliminations from operating income are various transactions including intercompany profit in inventories. Identifiable assets eliminated generally consist of intercompany profit in inventories and intercompany receivables.

Business Segment
(Amounts in Thousands)

                                      -------------------------- Year Ended June 30 --------------------------
                                      ------- 1997 ---------   ------- 1996 ---------   ------- 1995 ---------
                                      Customers Intersegment   Customers Intersegment   Customers  Intersegment
Net Sales:
  Furniture and Cabinets. . . . . . . $617,249  $   653        $580,393   $   170        $570,219  $   295
  Electronic Contract Assemblies. . .  315,816      ---         284,639       ---         245,101      ---
  Processed Wood Products and Other .   58,984   60,203          58,604    58,687          80,592   55,980
      Total Net Sales . . . . . . . . $992,049  $60,856        $923,636   $58,857        $895,912  $56,275

Business Segment
(Amounts in Thousands)
                                                -------- Year Ended June 30 ----------
                                                  1997            1996           1995
Operating Income:
  Furniture and Cabinets . . . . . . . . . . . $44,159          $33,467 <F1>   $30,966
  Electronic Contract Assemblies . . . . . . .  29,748           21,437         20,804
  Processed Wood Products and Other. . . . . .   7,085            7,607         10,056
      Total Operating Income . . . . . . . . . $80,992          $62,511        $61,826


<F1>
Included in Furniture and Cabinets operating income for 1996 is a pretax provision of
$3.4 million, which was established to cover all estimated costs associated with exiting the domestic wholesale piano product line.

Business Segment
(Amounts in Thousands)
                                                ------- June 30 -------
                                                   1997           1996
Identifiable Assets:
  Furniture and Cabinets . . . . . . . . . . .  $261,694       $261,510
  Electronic Contract Assemblies . . . . . . .   114,783        127,571
  Processed Wood Products and Other. . . . . .    39,324         38,153
  Eliminations . . . . . . . . . . . . . . . .    (2,713)        (3,081)
      Total. . . . . . . . . . . . . . . . . .   413,088        424,153
Unallocated Corporate Assets:
  Cash, Cash Equivalents and
   Short-Term Investments. . . . . . . . . . .   168,495        114,072
      Total Assets . . . . . . . . . . . . . .  $581,583       $538,225

Business Segment
(Amounts in Thousands)
                                --------- 1997 ---------  --------- 1996 ---------  --------- 1995 ---------
                                Depreciation              Depreciation              Depreciation
                                     and       Capital         and       Capital         and       Capital
                                Amortization Expenditures Amortization Expenditures Amortization Expenditures
Furniture and Cabinets . . . . . . $21,549     $20,237       $23,511     $22,326       $19,674     $19,995
Electronic Contract Assemblies . .   7,289       8,827         7,306       7,469         5,790       9,277
Processed Wood Products and Other.   4,557       3,873         5,275       8,547         4,615       5,636

Geographic Area
Total United States sales by geographic area include export sales of, in millions, $30 in 1997, $30 in 1996, and $25 in 1995.  United States export sales are primarily to
European and North American customers.  Foreign sales originate in Europe and are generally sold to European customers.


Geographic Area
(Amounts in Thousands)
                                                --------- Year Ended June 30 --------
                                                   1997           1996          1995
Net Sales:
  United States. . . . . . . . . . . . . . . .  $972,335       $902,448      $873,543
  Foreign. . . . . . . . . . . . . . . . . . .    20,344         22,365        23,350
  Eliminations . . . . . . . . . . . . . . . .      (630)        (1,177)         (981)
      Total Net Sales. . . . . . . . . . . . .  $992,049       $923,636      $895,912

Operating Income:
  United States. . . . . . . . . . . . . . . .  $ 81,027       $ 64,284      $ 67,285
  Foreign. . . . . . . . . . . . . . . . . . .      (215)        (1,952)       (5,889)
  Eliminations . . . . . . . . . . . . . . . .       180            179           430
      Total Operating Income . . . . . . . . .  $ 80,992       $ 62,511      $ 61,826



Geographic Area
(Amounts in Thousands)
                                                ------- June 30 -------
                                                   1997           1996
Identifiable Assets:
  United States. . . . . . . . . . . . . . . .  $400,756       $404,232
  Foreign. . . . . . . . . . . . . . . . . . .    12,557         20,620
  Eliminations . . . . . . . . . . . . . . . .      (225)          (699)
      Totals . . . . . . . . . . . . . . . . .   413,088        424,153
Unallocated Corporate Assets:
  Cash, Cash Equivalents and
   Short-Term Investments. . . . . . . . . . .   168,495        114,072
      Total Assets . . . . . . . . . . . . . .  $581,583       $538,225


NOTE 15 - SUBSEQUENT EVENT

On August 20, 1997, the Company's Board of Directors approved a two-for-one stock split on the Company's Class A and Class B Common Stock. The stock split is contingent upon Share Owner approval at the annual meeting of Share Owners to be held October 28, 1997, of a proposal to restate the Company's Articles of Incorporation by increasing the number of authorized shares to 150 million shares, reducing the par value of common stock from $.3125 to $0.05 and increasing the dividend preference on Class B Common Stock to $0.02 per share. If approved, the stock split will become effective on or about November 12, 1997. Financial information contained in this report has not been adjusted to reflect the impact of the proposed common stock split.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None


                                     PART III



Item 10. - Directors and Executive Officers of the Registrant

Directors
    The information called for by this item with respect to Directors is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 28, 1997 under the captions - "Election of Directors"; "Information Concerning the Board of Directors and Committees"; and "Compensation of Executive Officers".

Executive Officers of the Registrant
    The information called for by this item with respect to Executive Officers of the Registrant is included at the end of Part I and is incorporated herein by reference.



Item 11. - Executive Compensation
    The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of share owners to be held October 28, 1997 under the caption "Compensation of Executive Officers".



Item 12. - Security Ownership of Certain Beneficial Owners and Management The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of share owners to be held October 28, 1997 under the caption "Share Ownership Information".



Item 13. - Certain Relationships and Related Transactions
    The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of share owners to be held October 28, 1997 under the caption "Compensation Committee Interlocks and Insider Participation".

                                      PART IV



Item 14. - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

     1.  Financial Statements:
     The following consolidated financial statements of the Registrant are found in Item 8 and incorporated herein.
                                                                       Page
Report of Management . . . . . . . . . . . . . . . . . . . . . . . .   24
Report of Independent Public Accountants . . . . . . . . . . . . . .   25
Consolidated Balance Sheets
   as of June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . .   26
Consolidated Statements of Income
   for the Three Years Ended June 30, 1997 . . . . . . . . . . . . .   27
Consolidated Statements of Cash Flows
   for the Three Years Ended June 30, 1997 . . . . . . . . . . . . .   28
Consolidated Statements of Share Owners' Equity
   for the Three Years Ended June 30, 1997 . . . . . . . . . . . . .   29
Notes to Consolidated Financial Statements . . . . . . . . . . . . .   30-42



    2.  Financial Statement Schedules:
                                                                       Page
VIII.  Valuation and Qualifying Accounts
          for the Three Years Ended June 30, 1997  . . . . . . . . .   47

    Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

    3.  Exhibits
    See the Exhibit Index on page 48 for a list of the exhibits filed or incorporated herein as a part of this report.


(b)  Reports on Form 8-K:
  Form 8-K dated April 10, 1997, was filed pursuant to Item 5 (Other Events) which contained the Company's "Safe Harbor" statements under the Private Securities Litigation Reform Act of 1995.

  Form 8-K dated June 17, 1997, was filed pursuant to Item 5 (Other Events) which contained the Company's news release dated June 17, 1997, announcing the Company's realignment of Senior Officers effective July 1, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                KIMBALL INTERNATIONAL, INC.


                             by Robert F. Schneider
                                ROBERT F. SCHNEIDER
                                Executive Vice President,
                                Chief Financial Officer,
                                Assistant Treasurer
                                September 5, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                Douglas A. Habig
                                DOUGLAS A. HABIG
                                Chief Executive Officer
                                September 5, 1997


                                James C. Thyen
                                JAMES C. THYEN
                                President
                                September 5, 1997


                                Robert F. Schneider
                                ROBERT F. SCHNEIDER
                                Executive Vice President,
                                Chief Financial Officer,
                                Assistant Treasurer
                                September 5, 1997


                                Roy W. Templin
                                ROY W. TEMPLIN
                                Vice President,
                                Corporate Controller
                                September 5, 1997

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


         ALAN B. GRAF, JR.*
         Director



* The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date

September 15, 1997                          Ronald J. Thyen
                                            RONALD J. THYEN
                                            Director



September 11, 1997                          Jack R. Wentworth
                                            JACK R. WENTWORTH
                                            Director


                              Attorneys-In-Fact

KIMBALL INTERNATIONAL, INC.
Schedule VIII. - Valuation and Qualifying Accounts
(Amounts in Thousands)


                                             Additions
                                 Balance at   Charged    Charged    Writeoffs   Balance
                                 Beginning      to       to Other      and      at End
Description                       of Year     Expense    Accounts   Recoveries  of Year
YEAR ENDED JUNE 30, 1997:
 Valuation Allowances:
      Accounts Receivable         $4,075      $   833      $(427)     $(464)    $4,017
      Deferred Tax Asset          $7,899      $(3,461)       ---        ---     $4,438


YEAR ENDED JUNE 30, 1996:
 Valuation Allowance:
      Accounts Receivable         $4,245      $  670         ---      $(840)    $4,075
      Deferred Tax Asset          $8,078      $ (179)        ---        ---     $7,899


YEAR ENDED JUNE 30, 1995:
 Valuation Allowances:
      Accounts Receivable         $4,036      $  772         ---      $(563)    $4,245
      Deferred Tax Asset          $5,785      $2,293         ---        ---     $8,078


** Reductions to the deferred tax asset valuation allowance during fiscal year 1997 relate primarily to the sale of the Company's United Kingdom subsidiary and related transfer of net operating loss tax benefits to the buyer.


                           KIMBALL INTERNATIONAL, INC.

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

10(d)*   1996 Stock Incentive Program. (Incorporated by reference to the
         Company's Schedule 14A Definitive Proxy Statement and Notice of
         Annual Meeting of Share Owners to be held October 22, 1996.)

10(e)* 1996 Director Stock Compensation and Option Plan. (Incorporated by reference to the Company's Schedule 14A Definitive Proxy
         Statement and Notice of Annual Meeting of Share Owners to be held October 22, 1996.)

10(f)* Form of Split Dollar Life Insurance Contract. (Incorporated by reference to the Company's Form 10-K for the year ended
         June 30, 1995.)

10(g)* Supplemental Employee Retirement Plan. (Incorporated by reference to the Company's Form 10-K for the year ended
         June 30, 1995.)

10(h)*   1987 Stock Incentive Program.  (Incorporated by reference to the
         Company's Form 10-K for the year ended June 30, 1993.)

10(i)* Amendments to 1987 Stock Incentive Program. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1993.)

11       Computation of Earnings Per Share.

21       Significant Subsidiaries of the Company.

23       Consent of Independent Public Accountants.

24       Power of Attorney.

27       Financial Data Schedule.

* = constitutes management contract or compensatory arrangement.