Form 10-Q
period 1997-09-30
KIMBALL INTERNATIONAL INC
filed 1997-11-04
CIK 55772

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

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


The number of shares outstanding of the Registrant's common stock as of October 22, 1997 were:

   Class A Common Stock -   7,215,496 shares
   Class B Common Stock -  13,538,355 shares


The exhibit index appears on page 13.

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX


                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          - September 30, 1997  and June 30, 1997 . . . . . . . . . . . . 3

          Consolidated Statements of Income
          - Three Months Ended September 30, 1997 and 1996. . . . . . . . 4

          Consolidated Statements of Cash Flows
          - Three Months Ended September 30, 1997 and 1996. . . . . . . . 5

          Notes To Consolidated Financial Statements. . . . . . . . . . . 6-7


  Item 2. Management's Discussion and Analysis Of
          Financial Condition and Results of Operations . . . . . . . . . 8-11



PART II   OTHER INFORMATION:


  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  12

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  12

          Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . .  13


                                              PART I.
                                        FINANCIAL INFORMATION
                                     KIMBALL INTERNATIONAL, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (dollars in thousands)



                                                             (unaudited)
                                                            September 30,   June 30,
                                                                1997          1997
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $ 12,178      $ 18,818
  Short-term investments                                       142,196       149,677
  Receivables, less allowances of $4,006
     and $4,017, respectively                                  124,828       110,142
  Inventories                                                   83,898        76,142
  Other                                                         23,211        21,994
     Total Current Assets                                      386,311       376,773
PROPERTY AND EQUIPMENT - at cost, less
  accumulated depreciation of $234,306
  and $237,191, respectively                                   175,095       174,010
OTHER ASSETS                                                    30,398        30,800
       Total Assets                                           $591,804      $581,583


LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Loans payable                                               $  2,593      $  2,472
  Current maturities of long-term debt                             390           471
  Accounts payable                                              56,038        53,063
  Dividends payable                                              5,999         5,989
  Accrued expenses                                              71,068        71,263
     Total Current Liabilities                                 136,088       133,258
OTHER LIABILITIES:
  Long-term debt, less current maturities                        2,238         2,313
  Deferred income taxes and other                               22,817        23,186
     Total Other Liabilities                                    25,055        25,499
SHARE OWNERS' EQUITY:
  Common stock                                                   6,723         6,723
  Additional paid-in capital                                     1,338         1,607
  Retained earnings                                            441,695       434,665
  Foreign currency translation adjustment                        1,547         1,721
  Unrealized gain (loss) on available-for-sale securities          285           (73)
  Less:  Treasury stock, at cost                               (20,927)      (21,817)
     Total Share Owners' Equity                                430,661       422,826
       Total Liabilities and Share Owners' Equity             $591,804      $581,583


See Notes to Consolidated Financial Statements

                                    KIMBALL INTERNATIONAL, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                          (amounts in thousands except per share amounts)



                                                                  (unaudited)
                                                              Three Months Ended
                                                                 September 30,
                                                              1997        1996

Net Sales                                                   $245,857    $247,700

Cost of Sales                                                171,577     174,566

Gross Profit                                                  74,280      73,134

Selling, Administrative
   and General Expenses                                       56,277      53,951

Operating Income                                              18,003      19,183

Other Income (Expense):
  Interest Expense                                               (95)       (117)
  Interest Income                                              2,278       1,913
  Other - net                                                    646      (2,797)
    Other Income (Expense) - net                               2,829      (1,001)

Income Before Taxes on Income                                 20,832      18,182

Taxes on Income                                                7,803       4,661

Net Income                                                  $ 13,029    $ 13,521


Earnings Per Share of Common Stock:
     Class A Common Stock                                     $  .63      $  .65
     Class B Common Stock                                     $  .63      $  .65

Dividends Per Share of Common Stock:
     Class A Common Stock                                     $  .28 3/4  $  .25 3/4
     Class B Common Stock                                     $  .29      $  .26


Average total number of shares
   outstanding Class A and B
   Common Stock                                               20,737      20,795




See Notes to Consolidated Financial Statements

                                       KIMBALL INTERNATIONAL, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (dollars in thousands)
                                                                    (unaudited)
                                                                    Three Months
                                                                        Ended
                                                                    September 30,
                                                                 1997          1996
Cash Flows From Operating Activities:
  Net income                                                   $ 13,029       $ 13,521
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                8,194          8,269
     Gain on sales of assets                                       (148)          (341)
     Deferred income tax and other deferred charges                 640           (381)
     Change in current assets and liabilities:
       Receivables                                              (14,686)          (381)
       Inventories                                               (7,756)         3,446
       Other current assets                                         775          1,725
       Accounts payable                                           2,975          7,582
       Accrued expenses                                          (3,056)         4,340
          Net Cash (Used For) Provided By Operating Activities      (33)        37,780

Cash Flows From Investing Activities:
  Capital expenditures                                           (8,639)        (8,974)
  Proceeds from sales of assets                                     298            372
  Proceeds from sale of subsidiary                                  ---          2,345
  Increase in other assets                                         (585)          (315)
  Purchases of held-to-maturity securities                       (4,415)          (397)
  Maturities of held-to-maturity securities                      17,402         18,420
  Purchases of available-for-sale securities                    (20,149)       (31,408)
  Sales and maturities of available-for-sale securities          15,000            ---
          Net Cash Used For Investing Activities                 (1,088)       (19,957)

Cash Flows From Financing Activities:
  Increase in short-term borrowings                                 121            713
  Decrease in long-term debt                                       (156)          (191)
  Dividends paid to share owners                                 (5,989)        (5,393)
  Acquisition of treasury stock, net                                ---           (829)
  Proceeds from exercise of stock options                           622            102
  Other - net                                                      (161)           657
          Net Cash Used For Financing Activities                 (5,563)        (4,941)

Effect of Exchange Rate Change on Cash                               44             19
Net (Decrease) Increase in Cash and Cash Equivalents             (6,640)        12,901

Cash and Cash Equivalents-Beginning of Period                    18,818          5,647
Cash and Cash Equivalents-End of Period                        $ 12,178       $ 18,548

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income taxes                                              $    225       $  1,160
     Interest                                                  $    121       $    150

Total Cash, Cash Equivalents and
  Short-Term Investments:
     Cash and cash equivalents                                 $ 12,178       $ 18,548
     Short-term investments                                     142,196        121,810
          Totals                                               $154,374       $140,358

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

(2)  Consolidated Inventories consist of:  (in thousands)
                              September 30,    June 30,
                                 1997            1997
      Raw Materials             $44,909         $40,468
      Work-in-Process            13,153          11,852
      Finished Goods             25,836          23,822
         Total                  $83,898         $76,142

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

(4) The Company sold its piano key and action production facility located in the United Kingdom, Herrburger Brooks, PLC, during the first quarter of the prior fiscal year. Included in the three month consolidated statement of income ended September 30, 1996, is a $3.8 million pretax loss on the sale reported in Other-net, with an offsetting $3.8 million income tax benefit reported in Taxes on Income. This tax benefit was the result of a higher U.S. tax basis in this subsidiary due to previously nondeductible losses on the investment in this U.K. subsidiary. This transaction resulted in no impact to fiscal year 1997 consolidated three month net income.

(5) At the annual meeting held on October 28, 1997, the Company's Share Owners approved a two-for-one stock split on the Company's Class A and Class B Common Stock. The Share Owners also approved restating the Company's Articles of Incorporation by increasing the number of authorized shares to 150 million shares, reducing the par value of common stock from $.3125 to $0.05, and increasing the dividend preference on Class B Common Stock to $0.02 per share. The stock split will become effective on or about November 12, 1997. Financial information contained in this report has not been adjusted to reflect the impact of the common stock split.

(6) Certain prior period amounts have been reclassified to conform with the current period presentations.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

OVERVIEW
Net sales in the first quarter of fiscal year 1998 were $245,857,000, which is 1% below the $247,700,000 reported in the same period of the prior fiscal year. Net income and Class B earnings per share in the first quarter of fiscal 1998 were $13,029,000 and $0.63, respectively, compared to $13,521,000 and $0.65, respectively, in the same period of fiscal 1997. Open orders as of September 30, 1997 were $228,686,000.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996
For the quarter ended September 30, 1997, the Company reported consolidated net sales of $245,857,000, a decrease of 1% when compared to the $247,700,000 reported in the same quarter one year ago. Net sales in the Company's largest segment, Furniture and Cabinets improved over the prior year, but this improvement was more than offset by declines in the Company's remaining segments, Electronic Contract Assemblies and Processed Wood Products and Other. Operating income in the first quarter of fiscal 1998 was $18,003,000 compared to $19,183,000 in fiscal 1997.

FURNITURE AND CABINETS
Net sales in the Company's largest segment, Furniture and Cabinets were 1% higher in the first quarter of fiscal 1998 than in the prior fiscal year as increases in office furniture, lodging furniture, and home furniture were partially offset by declines in contract cabinets. Quarterly comparisons were also impacted by the sale of the Company's piano key and action production facility located in the United Kingdom during the first quarter of fiscal 1997. This facility was responsible for 1.4% of revenues in this segment in the first quarter of fiscal 1997.

Sales growth in office furniture product lines was spread across all major product groupings as casegoods, seating and systems all realized volume increases over the prior year's first quarter. Sales of higher-end casegoods and seating increased while value-oriented products declined. Management believes the downturn in value-oriented products, which was primarily the result of shipping delays created by internal re-engineering efforts, to be a temporary situation as orders for these products remain strong. Selected price increases on certain products also contributed to the increased sales levels during the current period.

First quarter sales of cabinets and furniture were lower than the same quarter in the prior year due to lower volumes of television cabinets and stands, and audio speaker cabinets. Sales of residential furniture increased over the same quarter to quarter comparisons. Volumes of OEM cabinets and stands for the home entertainment market were lower as some customers realized lower retail sales of their products while the market anticipates the next generation of television technology and also due to temporary production interruptions as a result of a large customer moving to a new facility. The Company utilized portions of the available production capacity created by lower volumes within these product lines to support and balance increased production schedules of other product lines within this segment.
                               - 8 -

Sales of lodging furniture were above the prior year's first quarter due to higher sales in the Company's standard and custom-made furniture lines destined for installation in recently renovated and newly constructed lodging facilities. Moderate price increases on portions of the Company's standard product also contributed to the increased revenues. Sales of lodging furniture for use within healthcare, government, and other institutional environments declined on lower volumes.

Operating income in the Furniture and Cabinets segment declined in the first quarter of fiscal 1998 when compared to the same quarter in fiscal 1997. Lower material costs, as a percent of sales, were more than offset by higher labor costs, measured on an absolute basis and as a percent of sales. The changes in the material and labor components of the cost structure were driven by a shift in product mix towards products with lower material content and higher labor requirements. Sales and administrative expenses increased in the first quarter primarily due to higher investments in people and technology as the Company positions itself for growth in selected markets.

ELECTRONIC CONTRACT ASSEMBLIES
Net sales in the Electronic Contract Assemblies segment during the first quarter of fiscal 1998 were 4% lower than the same quarter in the prior fiscal year, as stronger demand for electronic automotive products was more than offset by weaker demand for computer-related products. Rescheduling, production flexibility and material availability are inherent risks in the contract electronic assemblies market. While volumes were impacted in the current period by a reduction in orders by some customers, other customers were increasing their orders for the Company's products. This segment's working capital carries a higher degree of risk than the Company as a whole due to the inherent risks in the industry and also due to being a supplier to customers that bear risk associated with labor relations within their industries. Included in this segment are sales to three customers which combined accounted for 24% of consolidated sales in the first quarter of fiscal 1998 and 25% in the first quarter of fiscal 1997. One of these customers accounted for 15% of first quarter sales in both fiscal years.

Operating income declined in the first quarter primarily due to lower volumes and also due to a change in the product mix. Material costs declined and labor costs increased due to the shift in the product mix. Investments in people, equipment and technology resulted in higher overhead costs and increased selling and administrative expenses.

PROCESSED WOOD PRODUCTS AND OTHER
Net outside sales in the Processed Wood Products and Other segment declined 2% as increases in sales of lumber and wood products were more than offset by lower volumes of molded plastic and stamped metal parts, and carbide cutting tools. This segment provides a significant amount of its goods and services to the Company's internal operations, particularly in the Furniture and Cabinets segment, and is a key link in the vertically integrated supply chain of the Company. Operating income increased on a favorable product mix shift and also due to lower overhead costs.

CONSOLIDATED OPERATIONS
Consolidated cost of sales decreased 0.7 percentage point, as a percent of net sales, primarily due to lower material costs resulting from a product mix shift within certain business segments. The lower material costs were offset to some extent by higher labor costs, also resulting primarily from the product mix shifts within business segments. Overhead costs declined in dollars, while remaining level as a percent of net sales, reflecting the effectiveness of the Company's cost control efforts within the manufacturing processes. Selling, administrative and general expenses increased 1.1 percentage point, as a percent of net sales, when compared to the same period in the prior year as the Company continued to invest in people, services, and technology to strengthen its core infrastructure and better position itself for the future.

Operating income in the first quarter of fiscal 1998 was $18,003,000, compared to $19,183,000 in the same period of fiscal 1997. The decline in operating income was mainly due to the increased investments in the selling and administrative areas of the Company's infrastructure.

Other income in the first quarter increased over the prior year as interest income increased on higher average investment balances in the current quarter. The prior year quarter also included a $3.8 million charge to Other - net related to a pretax loss on the sale of a foreign subsidiary.

The effective income tax rate increased 11.9 percentage points in the first quarter of fiscal 1998 due primarily to the $3.8 million tax benefit received on the sale of a foreign subsidiary in the first quarter of the prior fiscal year. Excluding this benefit, the effective income tax rate decreased 0.9 percentage point when compared to the prior quarter due to reduced European operating losses and a reduction in the effective state tax rate.

The Company achieved net income and Class B earnings per share of $13,029,000 and $0.63, respectively, in the first quarter of fiscal 1998, compared to $13,521,000 and $0.65, respectively, in the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
The Company's liquidity position remained strong with $154 million in cash, cash investments, and short-term investments at the end of the first quarter, compared to $168 million at the end of fiscal 1997. Working capital of $250 million as of September 30, 1997 was an increase of $7 million over the working capital level as of June 30, 1997. The current ratio remained steady at 2.8.

Operating activities in the current three month period did not generate positive cash flow as net income was offset by investments in working capital. An additional $9 million was invested in capital investments for the future, including facility and production equipment upgrades and investments in the Company's information systems and $6 million was used for financing activities, primarily dividends to share owners. Cash needs were funded by available cash balances provided by the Company's strong liquidity position in cash and short-term investments on hand. Net cash flow, excluding the purchases and maturities of short-term investments was a negative $14 million for the quarter ended September 30, 1997.

The Company anticipates maintaining a strong liquidity position for the remainder of the 1998 fiscal year and believes its available funds on hand, borrowing capacity, and cash generated from operations will be sufficient for working capital needs and to fund investments in the Company's future.

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

                                    PART II.
                                OTHER INFORMATION



Item 6. -  Exhibits and Reports on Form 8-K

          (a)  Exhibits

                   See Exhibit Index on page 13

          (b)  Reports on Form 8-K

                   Form 8-K dated October 28, 1997 was filed pursuant to Item 5
                (Other Events) which contained the Company's news release dated October 28, 1997, announcing approval by the Company's Share Owners of a two-for-one stock split, effective on or about November 12, 1997.



                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KIMBALL INTERNATIONAL, INC.




                                              Douglas A. Habig
                                              DOUGLAS A. HABIG
                                     (Chairman, Chief Executive Officer)




                                              Roy W. Templin
                                              ROY W. TEMPLIN
                                     (Vice President, Corporate Controller)



Date: November 3, 1997


                        KIMBALL INTERNATIONAL, INC.
                             EXHIBIT INDEX


Exhibit No.       Description
11                Computation of Earnings Per Share
27                Financial Data Schedule

