Form 10-Q
period 1997-12-31
KIMBALL INTERNATIONAL INC
filed 1998-02-04
CIK 55772

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1997

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


The number of shares outstanding of the Registrant's common stock as of January 21, 1998 were:

   Class A Common Stock - 14,422,756 shares
   Class B Common Stock - 27,121,977 shares

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX


                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          - December 31, 1997 (Unaudited) and June 30, 1997 . . . . . . . 3

          Consolidated Statements of Income (Unaudited)
          - Three Months and Six Months Ended December 31, 1997 and 1996. 4

          Consolidated Statements of Cash Flows (Unaudited)
          - Six Months Ended December 31, 1997 and 1996 . . . . . . . . . 5

          Notes To Consolidated Financial Statements (Unaudited). . . . . 6-7


  Item 2. Management's Discussion and Analysis Of
          Financial Condition and Results of Operations . . . . . . . . . 8-11



PART II  OTHER INFORMATION:

  Item 2.    Changes in Securities. . . . . . . . . . . . . . . . . . . . 12

  Item 4(c). Submission of Matters to a Vote of Security Holders. . . . . 12-13

  Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 13

                                   SIGNATURES . . . . . . . . . . . . . . 13

             - Exhibit #3a - Amended and Restated Articles of Incorporation
                of the Company.

             - Exhibit #3b - Restated Bylaws of the Company

             - Exhibit #11 - Computation of Earnings Per Share

             - Exhibit #27 - Financial Data Schedule

                                                   PART I.
                                           FINANCIAL INFORMATION
                               KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (dollars in thousands)


                                                            (unaudited)
                                                            December 31,               June 30,
                                                               1997                      1997
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $ 31,397                  $ 18,818
  Short-term investments                                      133,639                   149,677
  Receivables, less allowances
      of $4,250 and $4,017, respectively                      120,956                   110,142
  Inventories                                                  83,285                    76,142
  Other                                                        22,451                    21,994
     Total Current Assets                                     391,728                   376,773
PROPERTY AND EQUIPMENT - at cost, less
  accumulated depreciation of $236,938
  and $237,191, respectively                                  174,009                   174,010
OTHER ASSETS                                                   30,956                    30,800
       Total Assets                                          $596,693                  $581,583

LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Loans payable                                              $  2,423                  $  2,472
  Current maturities of long-term debt                            329                       471
  Accounts payable                                             51,070                    53,063
  Dividends payable                                             6,159                     5,989
  Accrued expenses                                             69,532                    71,263
     Total Current Liabilities                                129,513                   133,258
OTHER LIABILITIES:
  Long-term debt, less current maturities                       2,174                     2,313
  Deferred income taxes and other                              24,087                    23,186
     Total Other Liabilities                                   26,261                    25,499
SHARE OWNERS' EQUITY:
  Common stock                                                  2,151                     6,723
  Additional paid-in capital                                    6,155                     1,607
  Foreign currency translation adjustment                       1,617                     1,721
  Unrealized gain (loss) on available-for-sale
      securities                                                  408                       (73)
  Retained earnings                                           451,021                   434,665
  Less:  Treasury stock, at cost                              (20,433)                  (21,817)
     Total Share Owners' Equity                               440,919                   422,826
       Total Liabilities and Share Owners' Equity            $596,693                  $581,583


See Notes to Consolidated Financial Statements

                                    KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                   (dollars in thousands except per share amounts)



                                             (unaudited)                             (unaudited)
                                         Three Months Ended                        Six Months Ended
                                            December 31,                             December 31,
                                         1997          1996                       1997          1996

Net Sales                              $264,524      $253,780                   $510,381      $501,480

Cost of Sales                           184,572       178,611                    356,149       353,177

Gross Profit                             79,952        75,169                    154,232       148,303

Selling, Administrative
   and General Expenses                  60,134        55,003                    116,411       108,954

Operating Income                         19,818        20,166                     37,821        39,349

Other Income (Expense):
  Interest Expense                         ( 98)         (115)                      (193)         (232)
  Interest Income                         2,309         2,082                      4,587         3,995
  Other - net                             2,661         1,238                      3,307        (1,559)
     Other Income - net                   4,872         3,205                      7,701         2,204

Income Before Taxes on Income            24,690        23,371                     45,522        41,553

Taxes on Income                           9,205         8,750                     17,008        13,411

Net Income                             $ 15,485      $ 14,621                   $ 28,514      $ 28,142


Earnings Per Share of Common Stock:
 Basic:
     Class A Common Stock                 $ .37         $ .35                     $  .68         $ .68
     Class B Common Stock                 $ .38         $ .35                     $  .69         $ .68
 Diluted:
     Class A Common Stock                 $ .36         $ .35                     $  .67         $ .67
     Class B Common Stock                 $ .37         $ .35                     $  .68         $ .67


Dividends Per Share of Common Stock:
     Class A Common Stock                 $ .14 1/2     $ .12 7/8                 $  .28 7/8     $ .25 3/4
     Class B Common Stock                 $ .15         $ .13                     $  .29 1/2     $ .26

Average total number of shares
   outstanding Class A and B
   Common Stock:
     Basic                                41,523,445    41,413,500                41,498,745     41,501,996
     Diluted                              41,930,291    41,766,315                41,942,481     41,759,218

See Notes to Consolidated Financial Statements

                             KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (dollars in thousands)



                                                                      (unaudited)
                                                                    Six Months Ended
                                                                       December 31,
                                                                 1997            1996
Cash Flows From Operating Activities:
  Net income                                                   $ 28,514        $ 28,142
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                               16,516          16,533
     Gain on sales of assets                                     (1,835)           (446)
     Deferred income tax and other deferred charges                (652)            318
  Change in current assets and liabilities:
     Receivables                                                (10,814)          7,889
     Inventories                                                 (7,143)         12,609
     Other current assets                                         1,096          (2,690)
     Accounts payable                                            (1,993)         (1,202)
     Accrued expenses                                            (1,228)          4,207
          Net Cash Provided By Operating Activities              22,461          65,360

Cash Flows From Investing Activities:
  Capital expenditures                                          (16,490)        (18,825)
  Proceeds from sales of assets                                     374             573
  Proceeds from sale of division/subsidiary                       3,150           2,345
  Increase in other assets                                       (2,132)           (515)
  Purchases of held-to-maturity investments                     (21,413)           (397)
  Maturities of held-to-maturity investments                     34,932          27,420
  Purchases of available-for-sale securities                    (20,000)        (53,709)
  Sales and maturities of available-for-sale securities          23,000              --
          Net Cash Provided By/(Used For) Investing Activities    1,421         (43,108)

Cash Flows From Financing Activities:
  Change in short-term borrowings                                   (49)            496
  Decrease in long-term debt                                       (281)           (341)
  Dividends paid                                                (11,988)        (10,780)
  Proceeds from exercise of stock options                         1,039             215
  Acquisition of treasury stock, net of sales                       -0-          (4,326)
  Other - net                                                       (14)          1,008
          Net Cash Used For Financing Activities                (11,293)        (13,728)

Effect of Exchange Rate Change on
  Cash and Cash Equivalents                                         (10)              7
Net Increase in Cash and Cash Equivalents                        12,579           8,531

Cash and Cash Equivalents-Beginning of Period                    18,818           5,647
Cash and Cash Equivalents-End of Period                        $ 31,397        $ 14,178

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income taxes                                              $ 15,750        $ 17,173
     Interest                                                  $    207        $    258

Total Cash, Cash Equivalents and
  Short-Term Investments:
     Cash and cash equivalents                                 $ 31,397        $ 14,178
     Short-term investments                                     133,639         135,111
          Totals                                               $165,036        $149,289


See Notes to Consolidated Financial Statements

                    KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

(1) The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments, consisting only of adjustments, of a normal recurring nature, necessary to present fairly the financial statements of the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

(2)  Inventories consist of:  (in thousands)
                       December 31,       June 30,
                          1997             1997
      Raw Materials      $44,204         $40,468
      Work-in-Process     12,035          11,852
      Finished Goods      27,046          23,822
         Total           $83,285         $76,142

     For interim reporting, LIFO inventories are computed based on estimated year-end quantities and interim changes in price levels. Changes in such estimates will be reflected in the interim financial statements in the period in which they occur.

(3) Earnings per share are computed under the method prescribed in Financial Accounting Standards Board Statement No. 128 for computing earnings per share for two class common stock due to the dividend preference of Class B Common Stock. The Company adopted FASB Statement No. 128 effective with the second quarter of fiscal year 1998, disclosing both basic and diluted earnings per share. The Company's outstanding stock options are considered when calculating diluted earnings per share. Prior period amounts have been restated for the new disclosures.

(4) The Company recorded a $1.8 million pretax gain on the sale of an automotive service center in the second quarter of the current fiscal year. This pretax gain is reported in Other-net, and added $1.0 million to net income, or $0.02 per common share.

(5) The Company sold its piano key and action production facility located in the United Kingdom, Herrburger Brooks, PLC, during the first quarter of the prior fiscal year. Included in the six month consolidated statement of income ended December 31, 1996, is a $3.8 million pretax loss on the sale reported in Other-net, with an offsetting $3.8 million income tax benefit reported in Taxes on Income. This tax benefit was the result of a higher U.S. tax basis in this subsidiary due to previously nondeductible losses on the investment in this U.K. subsidiary. This transaction resulted in no impact to fiscal year 1997 consolidated six month net income.

(6) At the annual meeting held on October 28, 1997, the Company's Share Owners approved a two-for-one stock split on the Company's Class A and Class B Common Stock. The Share Owners also approved restating the Company's Articles of Incorporation by increasing the number of authorized shares to 150 million shares, reducing the par value of common stock from $.3125 to $0.05, and increasing the annual dividend preference on Class B Common Stock to $0.02 per share. The stock split became effective on November 12, 1997. Financial information contained in this report, including prior period share and per share amounts, has been adjusted to reflect the impact of the common stock split. $4,572,000 was reclassified from common stock to additional paid-in capital during the second quarter of the current fiscal year, to reflect the reduction in par value of common stock from $.3125 to $0.05. Refer to Item 2 - Changes in Securities, which can be found in Part II of this document.

(7) Certain prior period amounts have been reclassified to conform with the current period presentations.

                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


OVERVIEW
Net sales in the second quarter of fiscal year 1998 increased 4% over the prior year second quarter and set a new quarterly record of $264,524,000. Net sales of $510,381,000 for the current year six month period increased 2% over the same period of the prior year. Second quarter net income and Class B basic earnings per share were $15,485,000 and $0.38, respectively, an increase of 6% over one year ago. Net income of $28,514,000 and earnings per share of $0.69 for the six month period of fiscal year 1998 were 1% above the prior year. The current year second quarter net income included a $1,008,000 after tax gain ($0.02 per share) on the sale of an automotive service enter. Open orders as of December 31, 1997 were $227,572,000.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1996
Net sales for the three and six month periods ending December 31, 1997 were $264,524,000 and $510,381,000, increases of 4% and 2%, respectively, over the same periods in the prior year. Net sales in the Company's two largest segments, Furniture and Cabinets and Electronic Contract Assemblies, increased in both the three and six month periods when compared to the prior year. Net sales in the Processed Wood and Other segment, the Company's smallest segment, declined in both the three and six month periods when compared to the prior year. Operating income was $19,818,000 in the second quarter and $37,821,000 in the six month period, decreases of 2% and 4%, respectively, over the same periods in the prior year.

FURNITURE AND CABINETS
Net sales in the Company's largest segment, Furniture and Cabinets, increased 3% and 2%, respectively, for the three and six month periods when compared to one year ago, primarily on office furniture volume increases.

Three and six month office furniture sales growth resulted from volume increases in all major product lines, as sales of higher-end casegoods and seating as well as value-oriented products increased. Internal re-engineering efforts continue in the office furniture area, as a new order management information system is implemented. In the interim, two systems are being supported, resulting in increased costs. Current year three and six month period sales were benefited by selected price increases on certain products. The Company's overall office furniture sales growth is currently below the industry growth rate, although growth in the metal product offerings outpaced the industry as a whole. The Company introduced a new award-winning higher-end casegoods product, which has had initial orders higher than budgeted levels.

Cabinets and furniture sales for the three and six month periods were lower than the same periods in the prior year as television cabinets and stands, and audio speaker cabinets experienced lower demand. The Company's production flexibility allows it to utilize portions of the available production capacity created by lower volumes within these product lines to support and balance increased production schedules of other product lines within this segment. The relocation of a large customer has resulted in a temporary decrease in volumes of Original Equipment Manufacturer product lines, primarily television cabinets and stands, as the customer's start up time has been longer than anticipated.

Sales of lodging furniture declined in the second quarter when compared to the prior year, on lower volumes of hospitality product as well as furniture for healthcare and other institutional facilities. Sales for the six month period were flat with the prior year. The lodging industry remains competitive as pricing pressures are evident in the marketplace.

Operating income in the Furniture and Cabinets segment declined in the three and six month periods in spite of higher sales when compared to the same periods one year ago. Lower material costs, as a percent of sales, due primarily to a shift in the product mix were partially offset by increased labor costs, as a percent of sales, in the three month period. Lower material costs, as a percent of sales, were more than offset by increased labor costs, as a percent of sales, for the six month period. Sales and administrative expenses increased in the three and six month periods as a result of higher investments in people and technology, as well as increased sales incentive costs, as the Company positions itself for growth in selected markets.

ELECTRONIC CONTRACT ASSEMBLIES
Net sales in the Electronic Contract Assemblies segment increased 10% in the second quarter when compared to the prior year, as demand increased in both electronic automotive products and computer-related products. Net sales for the six month period increased 3% over the prior year, as increases in electronic automotive products were partially offset by decreases in computer-related products. Rescheduling, production flexibility and material availability are inherent risks in the contract electronic assemblies market. This segment's working capital carries a higher degree of risk than the Company as a whole due to the inherent risks in the industry and also due to being a supplier to customers that bear risk associated with labor relations within their industries. Included in this segment are sales to three customers which combined accounted for 26% and 25%, respectively, of consolidated sales in the three month and six month periods of fiscal 1998 and 25% in each of the same periods of fiscal 1997. One of these customers accounted for 16% of consolidated sales in both the three and six month periods in the current year. This same customer accounted for 15% in the three and six month periods one year ago.

Operating income increased in the three month period primarily due to higher volumes and lower material costs, as a percent of sales, on a product mix shift. Operating income decreased in the six month period when compared to the prior year as lower material costs, as a percent of sales, were offset to an extent by higher labor costs, as a percent of sales, both attributed mainly to product mix shift; and higher overhead costs, as a percent of sales, on increased investment in equipment. Investments in people and technology resulted in increased selling and administrative expenses for both the three and six month periods.

PROCESSED WOOD PRODUCTS AND OTHER
Net outside sales in the Company's smallest segment, Processed Wood Products and Other, which accounted for only 5% of consolidated outside sales in the second quarter, declined 13% in the second quarter compared to the prior year, on decreased sales of lumber, dimension products and plastic components. Net sales for the six month period declined 7% over the prior year, as decreased sales of dimension products and plastic components were only partially offset by increases in lumber, laminate and veneer products. Internal sales of this segment to the Company's other operations, particularly the Furniture and Cabinets segment, provide a key link in the Company's vertically integrated supply chain. Operating income increased for the three and six month periods on decreased labor costs. The three and six month periods in fiscal year 1997 also included higher process reengineering expenses related to the Company's logistics services unit.

CONSOLIDATED OPERATIONS
Other income in the three and six month periods increased over the prior year as interest income increased on higher average investment balances. The Company also recorded a $1.0 million after tax gain ($0.02 per share) on the sale of an automotive service center in the second quarter of the current year. In addition, the prior year six month period included a $3.8 million pretax loss (no after tax affect) charged to Other - net related to the sale of a foreign subsidiary.

The effective income tax rate decreased 0.1 percentage point in the second quarter of fiscal 1998 over the prior year. The six month effective income tax rate increased 5.1 percentage points due primarily to the above described $3.8 million tax benefit received on the sale of a foreign subsidiary. Excluding this benefit, the effective income tax rate decreased 0.5 percentage point when compared to the prior six month period due to reduced European operating losses.

The Company achieved second quarter net income and Class B basic earnings per share of $15,485,000 and $0.38, respectively, an increase of 6% over one year ago. Net income of $28,514,000 and earnings per share of $0.69 for the six month period of fiscal year 1998 were 1% above the prior year. Diluted Class B earnings per share for the current year three and six month periods were $0.37 and $0.68, respectively, compared to $0.35 and $0.67, for the same periods of the prior year. The current quarter and six month earnings per share amounts reflect a two-for-one stock split which occurred during the second quarter. All prior year amounts have been restated.

LIQUIDITY AND CAPITAL RESOURCES
The Company's liquidity position remained strong with $165 million in cash, cash equivalents, and short-term investments at December 31, 1997, compared to $168 million at the end of fiscal 1997. Working capital at December 31, 1997 was $262 million with a current ratio of 3.0, compared to working capital of $244 million and a current ratio of 2.8 at June 30, 1997.

Operating activities generated $22 million of cash in the first six months of fiscal year 1998, as the Company continues to build on record operating cash flows from fiscal year 1997. The Company invested $19 million in capital investments for the future, including facility and production equipment upgrades and investments in the Company's information systems. An additional $11 million was used for financing activities, primarily dividends to Share Owners. Cash needs were funded by available cash balances provided by the Company's strong liquidity position in cash and short-term investments on hand. Net cash flow, excluding the purchases and maturities of short-term investments was a negative $4 million for the six month period ending December 31, 1997. A $408,000 unrealized gain and $73,000 unrealized loss on the available-for-sale securities are reflected in the short-term investments balances at December 31, 1997 and June 30, 1997, respectively, but had no cash flow impact.

The Company is in the process of modifying its computer information systems to prepare for the year 2000. The Company is still gathering information, but believes that the impact on its results of operations and financial position will not be material. The Company is redeploying existing information technology resources which are anticipated to account for approximately 50% of the needed resources, with the balance being incremental costs to the Company. While there are risks inherent in any technology project, the Company maintains executive oversight on this issue to mitigate these risks.

The Company anticipates maintaining a strong liquidity position for the remainder of the 1998 fiscal year and believes its available funds on hand, borrowing capacity, and cash generated from operations will be sufficient for working capital needs and to fund investments in the Company's future.

During fiscal year 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, effective for both interim and annual periods ending after December 15, 1997. The Company has begun disclosing both basic and diluted earnings per share, beginning with the second quarter of fiscal year 1998, and has restated the prior year, in accordance with the new pronouncement.

This discussion contains certain statements which could be considered forward-looking under the Private Securities Litigation Reform Act of 1995. Cautionary statements regarding these statements have been included in this discussion, when appropriate. Additional cautionary statements regarding these statements and other factors that could have an effect on the future performance of the Company are contained in the Company's Form 8-K filing dated April 10, 1997.

                                    PART II.
                                OTHER INFORMATION


Item 2 - Changes in Securities

(Amounts in thousands, except per share data)
                                  ---------------------Common Stock-----------------------------
                                   --------Class A----------    -------Class B---------    Total   Additional
                                  Authorized   ---Issued---    Authorized  ---Issued---   Issued   Paid-In
                                  Shares    Shares   Amount    Shares   Shares   Amount   Amount   Capital

Amounts at June 30, 1997 . . . .  10,416     7,274   $2,273    30,000   14,238   $4,450   $6,723   $1,607

Increase number of authorized
 shares. . . . . . . . . . . . .  39,584                       70,000

2 for 1 stock split. . . . . . .             7,271                      14,242

Change par value from $.31 1/4
 pre stock split to $.05
 post stock split. . . . . . . .                     (1,545)                     (3,027)  (4,572)   4,572

Other transactions during
 the period. . . . . . . . . . .                (9)      (1)                 9        1      ---      (24)

Amounts at December 31, 1997 . .  50,000    14,536   $  727   100,000   28,489   $1,424   $2,151   $6,155



Item 4 (c)   -  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Share Owners was held on October 28, 1997. The Board of Directors was elected in its entirety, based on the following election results as restated for the 2 for 1 common stock split:

  Nominees as Directors by
Holders of Class A Common Stock         Votes For*          Votes Withheld
      Thomas L. Habig                  13,796,624              424
      Douglas A. Habig                 13,796,624              424
      James C. Thyen                   13,796,304              744
      John B. Habig                    13,796,624              424
      Ronald J. Thyen                  13,796,304              744
      Christine M. Vujovich            13,796,624              424
      Brian K. Habig                   13,796,624              424
      John T. Thyen                    13,796,304              744
      Gary P. Critser                  13,796,624              424
      Alan B. Graf, Jr.                13,796,624              424

   * Votes for nominees as Directors by holders of Class A Common Stock represented 96% of the total 14,432,592 Class A shares outstanding and eligible to vote.

  Nominee as Director by
Holders of Class B Common Stock         Votes For*          Votes Withheld
      Dr. Jack R. Wentworth            24,242,858              230,690

   * Votes for nominee as Director by holders of Class B Common Stock represented 90% of the total 27,029,164 Class B shares outstanding and eligible to vote.

    Share Owners approved restating the Company's Articles of Incorporation by increasing the number of authorized shares to 150 million shares, reducing the par value of common stock from $.3125 to $0.05 and increasing the dividend preference on Class B Common Stock to $0.02 per share, and approved a two-for-one stock split, based on the following election results:

         Votes For*              Votes Against        Votes Withheld
         32,260,204              4,625,924            155,566


   * Votes for restating the Company's Articles of Incorporation and a two-
     for-one stock split represented 78% of the total 41,461,756 Class A and Class B shares outstanding and eligible to vote.



Item 6. - Exhibits and Reports on Form 8-K

         (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

             (3a)   Amended and Restated Articles of Incorporation of the
                    Company

             (3b)   Restated Bylaws of the Company

             (11)   Computation of Earnings Per Share

             (27)   Financial Data Schedule

         (b) Reports on Form 8-K

                   On October 28, 1997, the Company filed a Form 8-K reporting its press release under Item 5 - Other Events "Kimball International anticipates FY98 sales and earnings will set new records; Share Owners approve stock split".



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


                                        KIMBALL INTERNATIONAL, INC.


                                              Douglas A. Habig
                                              DOUGLAS A. HABIG
                                   (Chairman, Chief Executive Officer)


                                               Roy W. Templin
                                               ROY W. TEMPLIN
                                    (Vice President, Corporate Controller)

Date: February 4, 1998


Kimball International, Inc
Exhibit Index


Exhibit No.           Description
 3a                   Amended and Restated Articles of Incorporation of the
                      Company
 3b                   Restated By-laws of the Company
11                    Computation of Earnings Per Share
27                    Financial Data schedule
