Form 10-Q
period 1998-03-31
KIMBALL INTERNATIONAL INC
filed 1998-04-29
CIK 55772

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

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


The number of shares outstanding of the Registrant's common stock as of April 15, 1998 were:

   Class A Common Stock - 14,388,836 shares
   Class B Common Stock - 26,983,135 shares

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX


                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          - March 31, 1998 (Unaudited) and June 30, 1997  . . . . . . . . 3

          Consolidated Statements of Income (Unaudited)
          - Three Months and Nine Months Ended March 31, 1998 and 1997. . 4

          Consolidated Statements of Cash Flows (Unaudited)
          - Nine Months Ended March 31, 1998 and 1997 . . . . . . . . . . 5

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


                                                   PART I.
                                           FINANCIAL INFORMATION
                               KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (dollars in thousands)


                                                            (unaudited)
                                                             March 31,                 June 30,
                                                               1998                      1997
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $ 48,547                  $ 18,818
  Short-term investments                                      131,118                   149,677
  Receivables, less allowances
      of $4,164 and $4,017, respectively                      122,485                   110,142
  Inventories                                                  82,831                    76,142
  Other                                                        22,858                    21,994
     Total Current Assets                                     407,839                   376,773
PROPERTY AND EQUIPMENT - at cost, less
      accumulated depreciation of $242,612 and
      $237,191, respectively                                  178,739                   174,010
OTHER ASSETS                                                   32,078                    30,800
       Total Assets                                          $618,656                  $581,583

LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Loans payable                                              $  2,663                  $  2,472
  Current maturities of long-term debt                            255                       471
  Accounts payable                                             58,076                    53,063
  Dividends payable                                             6,133                     5,989
  Accrued expenses                                             77,696                    71,263
     Total Current Liabilities                                144,823                   133,258
OTHER LIABILITIES:
  Long-term debt, less current maturities                       3,014                     2,313
  Deferred income taxes and other                              24,582                    23,186
     Total Other Liabilities                                   27,596                    25,499
SHARE OWNERS' EQUITY:
  Common stock                                                  2,151                     6,723
  Additional paid-in capital                                    6,147                     1,607
  Retained earnings                                           458,590                   434,665
  Foreign currency translation adjustment                       1,466                     1,721
  Unrealized gain (loss) on available-for-sale securities       1,936                       (73)
  Less: Treasury stock, at cost                               (24,053)                  (21,817)
     Total Share Owners' Equity                               446,237                   422,826
       Total Liabilities and Share Owners' Equity            $618,656                  $581,583


See Notes to Consolidated Financial Statements

                                    KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                   (dollars in thousands except per share amounts)



                                             (unaudited)                             (unaudited)
                                         Three Months Ended                       Nine Months Ended
                                              March 31,                               March 31,
                                         1998          1997                       1998          1997

Net Sales                              $265,001      $243,277                   $775,382      $744,757

Cost of Sales                           187,269       169,458                    543,418       522,635

Gross Profit                             77,732        73,819                    231,964       222,122

Selling, Administrative
   and General Expenses                  60,414        53,282                    176,825       162,236

Operating Income                         17,318        20,537                     55,139        59,886

Other Income (Expense):
  Interest Expense                         (123)         (212)                      (316)         (444)
  Interest Income                         2,383         2,200                      6,970         6,195
  Other - net                             1,989           802                      5,296          (757)
     Other Income - net                   4,249         2,790                     11,950         4,994

Income Before Taxes on Income            21,567        23,327                     67,089        64,880

Taxes on Income                           7,865         8,806                     24,873        22,217

Net Income                             $ 13,702      $ 14,521                   $ 42,216      $ 42,663


Earnings Per Share of Common Stock:
 Basic:
     Class A Common Stock                 $ .33         $ .35                     $ 1.01        $ 1.03
     Class B Common Stock                 $ .33         $ .35                     $ 1.02        $ 1.03
 Diluted:
     Class A Common Stock                 $ .33         $ .34                     $ 1.00        $ 1.02
     Class B Common Stock                 $ .33         $ .34                     $ 1.01        $ 1.02


Dividends Per Share of Common Stock:
     Class A Common Stock                 $ .145        $ .12875                  $  .43375     $  .38625
     Class B Common Stock                 $ .15         $ .13                     $  .445       $  .39

Average total number of shares
   outstanding Class A and B
   Common Stock:
     Basic                                41,423,152    41,392,940                41,473,547    41,465,644
     Diluted                              41,825,429    41,839,125                41,879,731    41,767,868

See Notes to Consolidated Financial Statements

                             KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (dollars in thousands)



                                                                      (unaudited)
                                                                   Nine Months Ended
                                                                        March 31,
                                                                 1998            1997
Cash Flows From Operating Activities:
  Net income                                                   $ 42,216        $ 42,663
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                               24,998          25,116
     Gain on sales of assets                                     (2,104)           (438)
     Deferred income tax and other deferred charges                 (74)          1,007
  Change in current assets and liabilities:
     Receivables                                                (12,343)            470
     Inventories                                                 (6,689)         10,830
     Other current assets                                           606          (1,112)
     Accounts payable                                             5,013           1,345
     Accrued expenses                                             7,026           8,216
          Net Cash Provided By Operating Activities              58,649          88,097

Cash Flows From Investing Activities:
  Capital expenditures                                          (29,005)        (30,069)
  Proceeds from sales of assets                                     834             889
  Proceeds from sale of division/subsidiary                       3,150           2,345
  Increase in other assets                                       (4,297)         (1,317)
  Purchases of held-to-maturity investments                     (21,750)        (21,397)
  Maturities of held-to-maturity investments                     46,932          39,445
  Purchases of available-for-sale securities                    (33,651)        (56,931)
  Sales and maturities of available-for-sale securities          29,037           - 0 -
          Net Cash Used For Investing Activities                 (8,750)        (67,035)

Cash Flows From Financing Activities:
  Net increase in short-term borrowings                             191             558
  Net increase (decrease) in long-term debt                         485            (605)
  Dividends paid to share owners                                (18,147)        (16,144)
  Acquisition of treasury stock, net of sales                    (3,735)         (4,700)
  Proceeds from exercise of stock options                         1,146             260
  Other - net                                                       (84)             28
          Net Cash Used For Financing Activities                (20,144)        (20,603)

Effect of Exchange Rate Change on
  Cash and Cash Equivalents                                         (26)            (31)
Net Increase in Cash and Cash Equivalents                        29,729             428

Cash and Cash Equivalents-Beginning of Period                    18,818           5,647
Cash and Cash Equivalents-End of Period                        $ 48,547        $  6,075

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income taxes                                              $ 24,063        $ 28,072
     Interest                                                  $    290        $    468

Total Cash, Cash Equivalents and
  Short-Term Investments:
     Cash and cash equivalents                                 $ 48,547        $  6,075
     Short-term investments                                     131,118         146,570
          Totals                                               $179,665        $152,645


See Notes to Consolidated Financial Statements

                    KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

(1) The accompanying consolidated financial statements of Kimball International, Inc. ("the Company") are unaudited and have been prepared in accordance with the instructions to Form 10-Q. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements of the interim period. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

(2)  Inventories consist of:  (in thousands)
                        March 31,         June 30,
                          1998             1997
      Raw Materials      $44,448         $40,468
      Work-in-Process     12,101          11,852
      Finished Goods      26,282          23,822
         Total           $82,831         $76,142

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

(4) The Company recorded a $1.2 million pretax gain on the sale of a stock investment of which the Company holds a minority interest, during the third quarter of the current fiscal year. This pretax gain is reported in Other-net, and added $616 thousand to net income, or $0.01 per common share. The Company recorded a $1.8 million pretax gain on the sale of an automotive service center in the second quarter of the current fiscal year. This pretax gain is reported in Other-net, and added $1.0 million to net income, or $0.02 per common share. Per share amounts apply to both basic and diluted earnings per share.

(5) The Company sold its piano key and action production facility located in the United Kingdom, Herrburger Brooks, PLC, during the first quarter of the prior fiscal year. Included in the nine month consolidated statement of income ended March 31, 1997, is a $3.8 million pretax loss on the sale reported in Other-net, with an offsetting $3.8 million income tax benefit reported in Taxes on Income. This tax benefit was the result of a higher U.S. tax basis in this subsidiary due to previously nondeductible losses on the investment in this U.K. subsidiary. This transaction resulted in no impact to fiscal year 1997 consolidated nine month net income.

(6) At the annual meeting held on October 28, 1997, the Company's Share Owners approved a two-for-one stock split on the Company's Class A and Class B Common Stock. The Share Owners also approved restating the Company's Articles of Incorporation by increasing the number of authorized shares to 150 million shares, reducing the par value of common stock from $.3125 to $0.05, and increasing the annual dividend preference on Class B Common Stock to $0.02 per share. The stock split became effective on November 12, 1997. Financial information contained in this report, including prior period share and per share amounts, has been adjusted to reflect the impact of the common stock split. $4,572,000 was reclassified from common stock to additional paid-in capital during the second quarter of the current fiscal year, to reflect the reduction in par value of common stock from $.3125 to $0.05. Additional information may be found in the Company's second quarter 10-Q for the six month period ended December 31, 1997, under the caption Part II Other Information: Item 2 - Changes in Securities.

(7) Certain prior period amounts have been reclassified to conform with the current period presentations.

                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations

OVERVIEW
Fiscal year 1998 third quarter net sales increased 9% over the prior year third quarter and set a new quarterly record of $265,001,000. Record nine month net sales of $775,382,000 for the period ending March 31, 1998, increased 4% over the same period of the prior year. Third quarter net income and Class B diluted earnings per share were $13,702,000 and $0.33, respectively, a decrease of 6% over one year ago. Net income of $42,216,000 and diluted earnings per share of $1.01 for the current nine month period were 1% under the prior year. Open orders as of March 31, 1998, were $217 million.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1997
Net sales for the three and nine month periods ending March 31, 1998 were $265,001,000 and $775,382,000, increases of 9% and 4%, respectively, over the same periods in the prior year. Net sales in all of the Company's segments, including Furniture and Cabinets, Electronic Contract Assemblies, and Processed Wood Products and Other, increased in the third quarter when compared to the prior year. For the nine months ending March 31, 1998, net sales increased in the Company's two largest segments, Furniture and Cabinets, and Electronic Contract Assemblies, while sales declined slightly in the smallest segment,
Processed Wood Products and Other.   Operating income was $17,318,000 in the
third quarter and $55,139,000 in the nine month period, decreases of 16% and 8%, respectively, compared to the same periods in the prior year.

FURNITURE AND CABINETS
Net sales in the Company's largest segment, Furniture and Cabinets, increased 13% and 5%, respectively, for the three and nine month periods when compared to one year ago. Volume increases in both the office furniture and OEM cabinets and furniture combined for the three month increase, while office furniture volume increases were the primary reason for the nine month increase.

Three and nine month office furniture sales growth resulted from volume increases in all major product lines, as sales of higher-end casegoods and seating, metal office furniture, as well as value-oriented products increased. Office furniture net sales reached record levels in the third quarter. Internal re-engineering efforts continue in the office furniture area, as a new order management information system is implemented. In the interim, more than one system is being supported, resulting in increased costs. The Company's third quarter overall office furniture sales growth is currently above the most recent three month industry growth rate.

Cabinets and furniture sales for the third quarter increased over the same quarter in the prior year on increased demand of television cabinets and stands and residential furniture. Sales for the nine month period declined over the same period in the prior year on declines in television cabinets and stands, and audio speaker cabinets. The Company's production flexibility allows it to utilize portions of the available production capacity created by lower volumes within these product lines to support and balance increased production schedules of other product lines within this segment. The nine month results were impacted by the relocation of a large customer resulting in a decrease in volumes of television cabinets and stands.

Sales of lodging furniture declined in the third quarter when compared to the prior year on lower volumes of hospitality product and furniture for healthcare
and other institutional facilities.   Sales of the Company's standard furniture
lines increased for the quarter while sales of custom-made furniture declined when compared to the third quarter one year ago. Sales for the nine month period also declined from one year ago. The lodging industry remains competitive, as pricing pressures are evident in the marketplace.

Operating income in the Furniture and Cabinets segment increased in the third quarter on higher sales volumes when compared to the same period one year ago. Operating income for the nine month period decreased from the prior year while sales increased during the same time period. Material costs, as a percent of sales, were lower in both the three and nine month periods primarily due to a shift in the product mix. Sales and administrative expenses increased in the three and nine month periods as a result of higher investments in people and technology positioning the Company for future growth. In addition, sales incentive costs increased due to the competitive nature of the office furniture industry.

ELECTRONIC CONTRACT ASSEMBLIES
Three and nine month net sales in the Electronic Contract Assemblies segment both increased 3% when compared to the prior year, as increased demand in electronic automotive products more than offset decreased sales in computer-related products. A temporary decline in sales to two computer product customers occurred during the third quarter. This segment's working capital carries a higher degree of risk than the Company's other segments due to rapid technological changes and the contract nature of this industry. Included in this segment are sales to three customers, which combined, accounted for 25% of consolidated sales in both the three month and nine month periods of fiscal 1998 and 25% and 23%, respectively, in the three and nine month periods one year ago. One of these customers accounted for 18% of consolidated sales in the three month period and 17% in the nine month period in the current year.
This same customer accounted for 17% and 15% in the three and nine month periods, respectively, one year ago.

Operating income declined in both the three and nine month periods even though sales increased during the same period. Material costs, as a percent of sales, declined from prior year in both the three and nine month periods due primarily
to a product mix shift.   Increased overhead costs, as a percent of sales, and
selling and administrative expenses resulted in lower operating income for both the three and nine month periods. Investments in people, technology, equipment and facilities are increasing as the Company builds infrastructure to support growth opportunities within the segment and takes advantage of the latest design and production technologies.

PROCESSED WOOD PRODUCTS AND OTHER
Net outside sales in the Company's smallest segment, Processed Wood Products and Other, which accounted for only 6% of consolidated outside sales in the third quarter, increased 5% in the third quarter compared to the prior year, primarily on increased sales for dimension products, metal parts and plastic components. Net sales for the nine month period declined 3% over the prior year, as decreased sales of dimension products and plastic components were only partially offset by increases in lumber, laminate products and metal parts. Internal sales of this segment to the Company's other operations, particularly the Furniture and Cabinets segment, provide a key link in the Company's vertically integrated supply chain. Operating income increased for the three and nine month periods primarily due to higher process reengineering expenses in the prior fiscal year related to the Company's logistics services unit.

CONSOLIDATED OPERATIONS

Other income in the three and nine month periods increased over the prior year as interest income increased on higher average investment balances. The third quarter of the current year includes a $616 thousand after tax gain ($1.2 million pre-tax affect), or $0.01 per diluted share, on the sale of a stock investment of which the Company holds a minority interest. The Company also recorded a $1.0 million after tax gain ($1.8 million pre-tax affect), or $0.02 per diluted share, on the sale of an automotive service center in the second quarter of the current year. In addition, the prior year nine month period included a $3.8 million pretax loss (no after tax affect) charged to Other - net related to the sale of a foreign subsidiary.

The effective income tax rate decreased 1.3 percentage points in the third quarter of fiscal 1998 over the prior year primarily due to lower state income taxes. The nine month effective income tax rate increased 2.9 percentage points due primarily to the $3.8 million tax benefit received on the sale of a foreign subsidiary in the prior year and the decrease in the state income taxes in the current year. Excluding this $3.8 million benefit, the effective income tax rate decreased 0.7 percentage point when compared to the prior nine month period due to reduced European operating losses.

Third quarter net income and Class B diluted earnings per share were $13,702,000 and $0.33, respectively, a decrease of 6% over one year ago. Net income of $42,216,000 and diluted earnings per share of $1.01 for the nine month period of fiscal year 1998 were 1% under the prior year. Class B basic earnings per share for the current year three and nine month periods were $0.33 and $1.02, respectively, compared to $0.35 and $1.03, for the same periods of the prior year. The current quarter and nine month earnings per share amounts reflect a two-for-one stock split which occurred during the second quarter. All prior year amounts have been restated.


LIQUIDITY AND CAPITAL RESOURCES
The Company's liquidity position remained strong with $180 million in cash, cash investments, and short-term investments at March 31, 1998, compared to $168 million at the end of fiscal 1997. Working capital at March 31, 1998 was $263 million with a current ratio of 2.8, compared to working capital of $244 million and a current ratio of 2.8 at June 30, 1997.

Operating activities generated $59 million of cash in the first nine months of fiscal year 1998, as the Company continues to build on record operating cash flows from fiscal year 1997. The Company invested $33 million in capital investments for the future, including facility and production equipment upgrades and investments in the Company's information systems. An additional $20 million was used for financing activities, primarily dividends to Share Owners and the acquisition of treasury stock. Cash needs were funded by available cash balances on hand. Net cash flow, excluding the purchases and maturities of short-term investments was a positive $9 million for the nine month period ending March 31, 1998.

The Company anticipates maintaining a strong liquidity position for the remainder of the 1998 fiscal year and believes its available funds on hand, borrowing capacity, and cash generated from operations will be sufficient for working capital needs and to fund investments in the Company's future.

                      _____________________________

Management currently believes the Asian economic situation will not have a material impact on its results of operations.

The Company is in the process of modifying its computer information systems to prepare for the year 2000. Based upon current estimates, the Company believes that the impact on its results of operations and financial position will not be material. Existing information technology resources are being redeployed, which are anticipated to account for approximately 50% of the needed resources, with the balance being incremental costs to the Company. While there are risks inherent in any technology project, the Company maintains executive oversight on this issue to mitigate these risks.

During fiscal year 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, effective for both interim and annual periods ending after December 15, 1997. The Company began disclosing both basic and diluted earnings per share, beginning with the second quarter of fiscal year 1998, and has restated the prior year, in accordance with the new pronouncement.
________________________________________________________________________________

This discussion contains certain statements, which could be considered forward-looking under the Private Securities Litigation Reform Act of 1995. Cautionary statements regarding these statements have been included in this discussion, when appropriate. Additional cautionary statements regarding these statements and other factors that could have an effect on the future performance of the Company are contained in the Company's Form 8-K filing dated April 10, 1997.

                                PART II.
                            OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

         (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

             (3b) Restated Bylaws of the Company (restated to reflect increase in the size of the Audit Committee from three board members to four board members)

             (11)   Computation of Earnings Per Share

             (27)   Financial Data Schedule

         (b) Reports on Form 8-K

                   Form 8-K dated January 20, 1998, was filed pursuant to Item 5 (Other Events) which refers to the Company's second quarter sales and earnings, and updated annual fiscal year 1998 earnings estimates.



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


                                        KIMBALL INTERNATIONAL, INC.


                                              Douglas A. Habig
                                              DOUGLAS A. HABIG
                                   (Chairman, Chief Executive Officer)


                                               Roy W. Templin
                                               ROY W. TEMPLIN
                                    (Vice President, Corporate Controller)

Date: April 29, 1998


                                 - 12 -



Kimball International, Inc.
Exhibit Index

Exhibit No.          Description

3b                   Restated By-laws of the Company (restated to reflect
                     increase in the size of the Audit Committee from three
                     board members to four board members)
11                   Computation of Earnings Per Share
27                   Financial Data Schedule
