Form 10-K405
period 1998-06-30
KIMBALL INTERNATIONAL INC
filed 1998-09-09
CIK 55772

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549-1004

(mark one)                          FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended June 30, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _______ to _______.

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

 Class A Common Stock, par value $.05 per share           None
 Class B Common Stock, par value $.05 per share          NASDAQ

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

The number of shares outstanding of the Registrant's common stock as of August 28, 1998 were:
                      Class A Common Stock -  14,382,596 shares
                      Class B Common Stock -  26,468,475 shares

Class A Common Stock is not publicly traded and, therefore, no market value is available. The aggregate market value of the Class B Common Stock held by non-affiliates, as of August 28, 1998, was $424.8 million, based upon an estimate that 86.9% of Class B Common Stock is held by non-affiliates.

Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 20, 1998, are incorporated by reference into Part III.

The exhibit index is located on page 51.

                                  TABLE OF CONTENTS
                              KIMBALL INTERNATIONAL, INC.
                          FORM 10-K YEAR ENDED JUNE 30, 1998
                                                                        Pages
PART I.

Item  1.      Business . . . . . . . . . . . . . . . . . . . . . . . .   5-12

Item  2.      Properties . . . . . . . . . . . . . . . . . . . . . . .   12-13

Item  3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . .   13

Item  4.      Submission of Matters to Vote of Security Holders  . . .   14


PART II.

Item  5.      Market for the Registrant's Common Stock and
              Related Share Owner Matters  . . . . . . . . . . . . . .   15

Item  6.      Selected Financial Data  . . . . . . . . . . . . . . . .   16

Item  7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . .   17-23

Item  8.      Financial Statements and Supplementary Data  . . . . . .   24-45

Item  9.      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures . . . . . . . . . .   46


PART III.

Item 10.      Directors and Executive Officers of the Registrant . . .   46

Item 11.      Executive Compensation . . . . . . . . . . . . . . . . .   46

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management  . . . . . . . . . . . . . . . . .   46

Item 13.      Certain Relationships and Related Transactions . . . . .   46


PART IV.

Item 14.      Exhibits, Financial Statement Schedules and
              Reports on Form 8-K  . . . . . . . . . . . . . . . . . .   47

              Signatures . . . . . . . . . . . . . . . . . . . . . . .   48-49


Forward-Looking Statements

This document may contain certain forward-looking statements. These are statements made by management, using their best business judgement based upon facts known at the time of the statements or reasonable estimates, about future results, events and the like. They should not be construed as a guarantee that such results or events will, in fact, occur or be realized. The statements may be identified by specific reference or by the use of words such as "believes", "anticipates", "expects", "intends", "projects" and similar expressions.

Such statements involve risk, uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. Specific risk factors may be noted along with the statement itself. However, other more general risks and uncertainties which are inherent in any forward-looking statement include, but are not necessarily limited to changes in:

- Demand for the Company's product
- Relationships with strategic customers, suppliers and product distributors
- Competition in each of the Company's product lines
- Domestic and International business legislation and regulation
- Technology
- General economic conditions
- Cost and/or assumptions underlying strategic decisions
- Operational capabilities due to natural disasters or other similar unforeseen events

This listing of factors is NOT intended to include ALL potential risk factors. The Company makes no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued.

At any time when the Company makes forward-looking statements, it desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

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

    Sales by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 1998 are as follows:

SALES BY SEGMENT                               (dollars in thousands)
                                            1998        1997        1996

Furniture and Cabinets                  $  647,597    $617,249    $580,393

Electronic Contract Assemblies             325,602     315,816     284,639

Processed Wood Products and Other           59,118      58,984      58,604
                                         ---------     -------     -------
    Total                               $1,032,317    $992,049    $923,636

    Financial information by industry segment and geographic area for each of the three years in the period ended June 30, 1998, is included in Note 14, Business Segment and Geographic Area Information, of the Notes to Consolidated Financial Statements, which can be found in Item 8, and is incorporated herein by reference.

Segments

FURNITURE AND CABINETS

Historical Overview
    Since 1950, the Company has produced wood furniture and cabinets, which continue to be a significant part of the business. Products in this segment include cabinets for televisions, audio speakers, television stands, furniture and other wood related products manufactured on a contract basis and sold to leading manufacturers in the home entertainment and home furniture industries, and office furniture, which has been manufactured and sold under the Kimball (registered trademark) trade name since 1970. In 1992, the Company expanded its product offering with the acquisition of Harpers, a metal office furniture manufacturer. Harpers has marketed metal office furniture under the Harpers (registered trademark) trade name since 1982. Kimball and Harpers office furniture systems have broad market application, while the Kimball and National (registered trademark) casegoods and seating lines are more focused to the wood segment of the office furniture industry. The Cetra (registered trademark) and Footprint (registered trademark) lines of Kimball office furniture systems provide flexible configurations and help architects and designers optimize space planning by utilizing Traxx (registered trademark), which increases space efficiency and eliminates the need for a secondary support structure by using existing walls. The Interworks (registration allowed) line of office furniture systems, introduced by Harpers in 1997, is designed to integrate easily with existing Kimball systems products and provide more flexibility and functionality in office design.
    The Company has expanded its sales and manufacture of furniture over the years to include Kimball brand name lodging-hospitality furniture, healthcare furniture, and residential furniture.
    Through a predecessor acquired in 1966, L. Bosendorfer of Vienna, Austria, the Company has been engaged in acoustical piano manufacturing and sales since 1828. The prestigious Bosendorfer line of high-end pianos is sold and recognized worldwide. The Company was also engaged in the manufacture and sales of a domestically produced piano product line since 1857 through a predecessor, W. W. Kimball Co., acquired in 1959, until cessation of this product line in 1996.

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

Marketing Channels
    Kimball, National, and Harpers brands of office furniture are marketed through Company salespersons to office furniture dealers, wholesalers, rental companies and catalog houses throughout North America and England. Cabinets and contract furniture are generally marketed through Company salespersons, while hospitality and healthcare furniture is marketed through independent manufacturers' representatives. The Company's channel marketing strategy facilitates the sale of related office furniture, residential furniture and upholstery product within the hospitality and healthcare channels. Period reproduction furniture and residential furniture are generally marketed through independent sales representatives to independent furniture dealers throughout the United States. Bosendorfer (registered trademark) pianos are marketed through Company salespersons and agents to independent dealers.

Major Competitive Factors
    The major competitive factors in the office furniture industry are price in relation to quality and appearance, the utility of the product, customer lead time, and ability to respond to requests for special and non-standard products. Certain market segments are more price sensitive than others, but all segments expect on-time, damage-free delivery. The Company maintains sufficient finished goods inventories to be able to offer prompt shipment of certain lines of Kimball, National and Harpers office furniture to domestic dealers, thereby permitting the dealers to maintain smaller inventories.
Many products are shipped through the Company's delivery system, which the Company believes offers it the ability to reduce damage to shipments, enhance scheduling flexibility, and improve the capability for on-time deliveries, which are all key competitive factors in the office furniture industry.
    The major competitive factors in the cabinet, home furniture and original equipment manufacturer (OEM) products markets are quality, performance history, price, on-time delivery and customer lead time. Television and audio speaker cabinets, television stands, display stands, and contract home furniture are produced to customer specifications from specific orders and finished goods inventories are generally small, consisting primarily of goods awaiting shipment to customers. The Company's own lines of home furniture are offered for sale on an immediate ship basis.
    The hospitality and healthcare furniture markets compete on quality, performance history, on-time delivery, customer lead time and price. The Company offers its own line of hospitality and healthcare furniture as well as producing custom hospitality and healthcare furniture to customers' specifications.
    The major competitive factors in the high-end acoustical piano industry are quality, acoustical tone and appearance.

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

ELECTRONIC CONTRACT ASSEMBLIES

    The Company entered the electronic contract assemblies market in 1985 with knowledge acquired from the production of electronic keyboards for musical instruments, which were first produced in 1963. Electronics and electro-mechanical products (electronic assemblies) are sold on a contract basis and produced to customers' specifications. The Company expanded its capabilities to include semiconductor DIE processing, design, testing and packaging through an acquisition in 1996.
    Production takes place at four manufacturing facilities located in
Indiana, California, Mexico, and France. One additional facility located in Indiana is utilized for warehousing space, while another facility in Texas is utilized to receive inbound materials for the Mexican facility. The Company expanded its Mexican facility in fiscal 1998, which more than doubled its production space. The Indiana facility assembles electronic components and products for sale to outside customers. The facility located in Mexico assembles electronic components and other electronic products for sale to outside customers. The facility in California assembles product and also provides semiconductor DIE processing, design, testing and packaging services. The French facility provides DIE processing and assembly services for the European market.
    Products are normally marketed by Company salespersons and independent sales representatives on a contract basis.  Contract electronic assemblies are manufactured based on specific orders, generally resulting in a small amount of finished goods consisting primarily of goods awaiting shipment to specific customers. Raw materials are normally acquired for specific customer orders and may or may not be interchangeable among products. Inherent risks associated with rapid technological changes within this contract industry are mitigated by procuring raw materials, for the most part, based on firm orders.
    Key competitive factors in the electronic contract assemblies market are price, quality, engineering design services, production flexibility, reliability of on-time delivery, customer lead time, and testing. Growth in the electronic contract assemblies industry is created through the proliferation of electronic components in today's advanced products along with the continuing trend of OEM's in the electronic industry to subcontract the assembly process to companies with a core competence in this area. The electronics industry is very competitive as numerous manufacturers of contract electronic assemblies compete for business from existing and potential customers. The Company does not have a significant share of the market for such products.
    Raw materials utilized in the manufacture of contract electronic products are generally readily available from both domestic and foreign sources, although from time to time the industry experiences allocations of certain components due to supply and demand forces, combined with rapid product life cycles of certain components.
    While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the automotive (automobiles and light trucks), computer and telecommunications industries. Included in this segment are sales of electronic assemblies to one customer, Lucas Varity, PLC, which accounted for approximately 16% of consolidated net sales in fiscal year 1998,
compared to 15% and 14% in fiscal years 1997 and 1996, respectively.   The
success of this segment is contingent on the success of our customers' products.

PROCESSED WOOD PRODUCTS AND OTHER

    The Company's manufacture and sale of processed wood products includes unprocessed lumber, dimension lumber, plywood and veneer. The Company owns and operates three sawmills, three lumber yards, three dimension lumber plants, three plants which manufacture contract wood products, a sliced veneer plant and two facilities which process plywood and related products. The Company owns a fourth sawmill which is currently idle.
    Processed wood and other products manufactured by the Company are used internally as well as sold to others. For fiscal year 1998, an estimated 51% of the total production of these operations was for products used internally in the Furniture and Cabinets segment. Products sold to others are marketed principally to furniture manufacturers, primarily through Company personnel.
    Competitive factors in the processed wood products market are price, quality, availability, on-time delivery and customer lead time. In processed wood materials, the Company competes with many integrated forest and specialty hardwood product companies and does not have a significant share of the market for such products. Raw materials used in this business segment are generally readily available.
    Various miscellaneous products are manufactured by the Company for sale to unaffiliated customers as well as for its own use. These include polyurethane and polyester molded products, stamped metal parts, carbide cutting tools and related services on cutting tools. Services of the Company's trucking fleet are also sold to unaffiliated customers.


OTHER INFORMATION
BACKLOG
    At June 30, 1998, the aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, were $254 million as compared to $205 million at June 30, 1997.

BACKLOG BY SEGMENT
                                               (dollars in millions)
                                          June 30, 1998     June 30, 1997

Furniture and Cabinets                        $119              $104
Electronic Contract Assemblies                 129                96
Processed Wood Products & Other                  6                 5
                                               ---               ---
  Total Backlog                               $254              $205


Open orders as of June 30, 1998 are expected to be filled within the next fiscal year. Open orders generally may not be indicative of future sales trends.

RESEARCH, PATENTS, AND TRADEMARKS
Research and development activities include the development of manufacturing processes, major process improvements, new product development, and electronic, wood and plastic technologies.

                                              (dollars in millions)
                                           fiscal years ended June 30,
                                          1998        1997        1996

Research and Development Costs            $13.1       $11.5       $10.5

    The Company owns the Kimball (registered trademark) trademark, which it believes is significant to its office, electronic, hospitality, healthcare and home furniture businesses, and owns the following trademarks which it believes are significant to its furniture business only: National (registered trademark), Cetra (registered trademark), Footprint (registered trademark), Artec (registered trademark), Traxx (registered trademark), Skate (registration allowed), Harpers (registered trademark), Interworks (registration allowed) and Bloxx (registration allowed); and to the piano business only:
Bosendorfer (registered trademark). The Company also owns certain patents and other trademarks and has certain other patent applications pending, which in the Company's opinion are not significant to its business.


ENVIRONMENT AND ENERGY MATTERS
    The Company's operations are subject to various Federal, State and Local laws and regulations with respect to environmental matters. The Company believes that it is in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
    The Company is dedicated to excellence, leadership and stewardship in matters of protecting the environment and communities in which the Company has operations. The Company believes that continued compliance with Federal, State and Local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2000, will not represent a material portion of total capital expenditures during those years.
    The Company's manufacturing operations require significant amounts of energy, including natural gas and oil. Federal and State statutes and regulations control the allocation of fuels available to the Company, but to date the Company has experienced no interruption of production due to such regulations. In its wood processing plants, significant energy requirements are satisfied internally by the use of the Company's own wood waste products.

EMPLOYEES
                                          June 30, 1998     June 30, 1997
United States                                 7,807             7,389
Foreign Countries                             1,749             1,560
                                              -----             -----
  Total Full Time Employees at June 30        9,556             8,949

    The Company has no collective bargaining agreements with respect to its domestic employees. All of the Company's foreign operations are subject to collective bargaining arrangements. The Company believes that its employee relations are good.


Item 2. - Properties

    The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, as of June 30, 1998, are as follows:
                     ------------- Number of Facilities ---------------
                     Furniture    Electronic     Processed
                        and        Contract    Wood Products
                      Cabinets    Assemblies     and Other       Total

Indiana                 20             2            12            34
Kentucky                 1                           3             4
Tennessee                                            3             3
California               2             1                           3
Alabama                  1                                         1
Idaho                    1                                         1
Mississippi                                          1             1
Texas                                  1                           1
Austria                  2                                         2
France                                 1                           1
Mexico                   1             1                           2
                        --             -            --            --
   Total Facilities     28             6            19            53

     These facilities occupy approximately 6,747,000 square feet in aggregate, of which approximately 6,478,000 square feet are owned in fee and 269,000 square feet are leased.  Square footage of these facilities are summarized as follows:
                 ------------- Approximate Square Footage -------------
                 Furniture     Electronic      Processed
                    and         Contract     Wood Products
                 Cabinets      Assemblies      and Other       Total

Fee              4,595,000       470,000       1,413,000     6,478,000
Leased             180,000        89,000             -0-       269,000
                 ---------       -------       ---------     ----------
    Sub-total    4,775,000       559,000       1,413,000     6,747,000
Sub-leased             -0-           -0-             -0-           -0-
                 ---------       -------       ---------     ----------
    Total        4,775,000       559,000       1,413,000     6,747,000

    Including certain leased furniture showroom areas excluded from the above listing, total facilities approximate 6.9 million square feet. (See Note 5 -
Commitments - Leases of Notes to Consolidated Financial Statements in Item 8, for additional information concerning leases.)

    Included in Processed Wood Products and Other are executive, national sales and administrative offices, the production facility for polyurethane and polyester molded plastic, the production facility for stamped metal products, the production and service facility for carbide cutting tools, a facility used in managing the Company's trucking fleet, and an energy center for the Kimball Industrial Park consisting of 3 trifuel boilers.
    Properties are generally utilized at normal capacity levels on a single shift basis, with certain facilities operating a second shift, while other facilities utilize a reduced second or third shift to meet increased demand levels. At times, certain facilities were not utilized at normal capacity levels during the fiscal year, because of declines in sales. The Energy Center is not operating at full capacity.
     Any loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.
    Operating leases totaling 269,000 square feet expire 1999-2007, with all leases subject to renewal options. In addition to the above production, warehouse and office properties, the Company has 15 leased showroom facilities totaling 110,000 square feet, in 10 states in the United States, one location in London, England, one location in Vienna, Austria, and one location in Toronto, Canada.
    The Company owns approximately 15,790 acres of land which includes land where various Company facilities reside, including approximately 14,930 acres generally for hardwood timber reserves, approximately 180 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities, and for possible future expansions), and approximately 60 acres in Post Falls, Idaho, where the Harpers plant is located.


Item 3. - Legal Proceedings
    The Registrant and its subsidiaries are not parties to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

Item 4. - Submission of Matters to Vote of Security Holders
    None to Report


Executive Officers of the Registrant
    The executive officers of the Registrant as of August 31, 1998 are as follows:  (Age as of August 31, 1998)
                           Office and                                Officer
Name                Age    Area of Responsibility                     Since

Douglas A. Habig    51     Chairman of the Board of Directors,         1975
                           and Chief Executive Officer
Thomas L. Habig     70     Vice Chairman of the Board of Directors     1955
James C. Thyen      54     President and Director                      1974
John B. Habig       65     Senior Executive Vice President,            1958
                           Operations Officer, Electronics,
                           and Director
Ronald J. Thyen     61     Senior Executive Vice President,            1966
                           Operations Officer, Furniture and
                           Cabinets, and Director
John T. Thyen       60     Senior Executive Vice President,            1978
                           Marketing and Sales, and Director
Gary P. Critser     61     Senior Executive Vice President,            1967
                           Secretary, Treasurer, and Director
Robert F. Schneider 37     Executive Vice President, Chief Financial   1992
                           Officer and Assistant Treasurer


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

                                      PART II


Item 5. - Market for the Registrant's Common Stock and Related Share Owner
Matters

Market Prices:  The Company's Class B Common Stock trades on The Nasdaq
Stock Market under the symbol: KBALB. High and low price ranges by quarter for the last two fiscal years as quoted by the National Association of Security Dealers (NASDAQ) are as follows:

                             ------- 1998 ------     ------- 1997 ------
                               High        Low         High        Low
First Quarter. . . . . . .   $23 7/16    $19 3/4     $18 5/8     $13 1/4
Second Quarter . . . . . .   $22 3/16    $18 3/8     $21 3/8     $17 3/8
Third Quarter. . . . . . .   $23 3/4     $17         $22 5/8     $18 1/4
Fourth Quarter . . . . . .   $24 15/16   $17 5/8     $21 1/4     $17 1/2

There is no active trading market for the Company's Class A Common Stock.

Dividends: There are no restrictions on the payment of dividends except charter provisions that require on a fiscal year basis, shares of Class B
Common Stock are entitled to an additional $0.02 per share dividend more than the dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock. During fiscal year 1998 dividends declared were $24.8 million or $.58875 per share on Class A Common
Stock and $.605 per share on Class B Common Stock. Dividends by quarter for 1998 compared to 1997 are as follows:

                              ------ 1998 ------     ------ 1997 ------
                              Class A    Class B     Class A    Class B
First Quarter. . . . . . .   $ .14 3/8  $ .14 1/2   $ .12 7/8  $ .13
Second Quarter . . . . . .   $ .14 1/2  $ .15       $ .12 7/8  $ .13
Third Quarter. . . . . . .   $ .14 1/2  $ .15       $ .12 7/8  $ .13
Fourth Quarter . . . . . .   $ .15 1/2  $ .16       $ .14 3/8  $ .14 1/2
                              ----       ----        ----        ----
Total Dividends. . . . . .   $ .58 7/8  $ .60 1/2   $ .53      $ .53 1/2


Share Owners: On July 29, 1998, the Company's Class A Common Stock was owned by approximately 650 Share Owners of record and the Company's Class B Common Stock by approximately 2,490 Share Owners of record, of which approximately 390 also owned Class A Common Stock.

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

Item 6. - Selected Financial Data
(dollars in thousands, except per share amounts)

                            -------------- Year Ended June 30, -------------
                            1998       1997       1996       1995       1994

Net Sales               $1,032,317   $992,049   $923,636   $895,912   $822,484

Net Income              $   55,027   $ 57,745   $ 45,095   $ 41,439   $ 36,169

Earnings Per Share
    Basic:
     Class A                 $1.32      $1.39      $1.08      $ .98      $ .85
     Class B                 $1.33      $1.40      $1.08      $ .99      $ .86

    Diluted:
     Class A                 $1.31      $1.38      $1.07      $ .98      $ .85
     Class B                 $1.32      $1.38      $1.08      $ .99      $ .86

Total Assets            $  629,638   $581,583   $538,225   $497,086   $471,413

Long Term Debt, Less
  Current Maturities    $    1,856   $  2,313   $  3,016   $    924   $    811

Cash Dividends Per Share:
     Class A                 $.58 7/8   $.53       $.47       $.42 1/2   $.41 1/2
     Class B                 $.60 1/2   $.53 1/2   $.47 1/2   $.43       $.42

Share data has been adjusted for the 2-for-1 common stock split effective on November 12, 1997.


Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW
Fiscal year 1998 net sales surpassed the $1 billion mark for the first time, as sales increased 4% above 1997 levels to set a new annual record of $1,032,317,000. Net income and Class B diluted earnings per share were $55,027,000 and $1.32, respectively, a decrease of 5% from 1997 record levels.


RESULTS OF OPERATIONS
1998 DISCUSSION
Net sales for the 1998 fiscal year surpassed 1997 levels on increased sales by both the Furniture and Cabinets segment and the Electronic Contract Assemblies segment. Net sales in the Processed Wood Products and Other segment were flat with fiscal year 1997. Operating income in 1998 decreased 11% to $72,476,000, from $80,992,000 in 1997.

Business Segments
(Amounts in millions)
                                                ------ Year Ended June 30 ------
                                                 1998        1997          1996
Net Sales:
  Furniture and Cabinets. . . . . . . . .       $647.6      $617.2        $580.4
  Electronic Contract Assemblies. . . . .        325.6       315.8         284.6
  Processed Wood Products and Other . . .         59.1        59.0          58.6

Operating Income:
  Furniture and Cabinets. . . . . . . . .       $ 38.7      $ 44.2        $ 33.5
  Electronic Contract Assemblies. . . . .         28.6        29.7          21.4
  Processed Wood Products and Other . . .          5.2         7.1           7.6

FURNITURE AND CABINETS
Fiscal 1998 net sales in the Furniture and Cabinets segment, the Company's largest segment, increased 5% over the prior year. A double-digit increase in office furniture sales was partially offset by sales declines in lodging furniture and original equipment manufacturer cabinets and furniture.

Office furniture experienced record annual net sales in 1998.   Growth was
achieved without acquisitions and was distributed across all major product groupings - casegoods, seating, and systems. Increases in net sales resulted primarily from higher volumes. Office furniture sales growth kept pace with the most recent twelve-month industry trend. Price discounting remains a competitive factor in the office furniture industry, resulting in lower operating margins in the year over year comparison.

Net sales for cabinets and furniture product lines declined when compared to the prior year, with volume declines in television cabinets and stands and audio speaker cabinets. Fiscal 1998 residential furniture sales increased in comparison to 1997. Sales of original equipment manufacturer cabinets and stands in the home entertainment market were impacted by the relocation of a large customer and its longer than anticipated start up time in the early part of the fiscal year, resulting in lower volumes in 1998. The Company's production flexibility allows it to utilize portions of the available production capacity created by lower volumes within these product lines to support and balance increased production schedules of other product lines within this segment. The Company continues to explore other potential external product avenues to utilize excess capacity in this group, including new customers and new products.

Net sales of lodging furniture in 1998 declined when compared to 1997.
Increased sales in the Company's standard product lines were more than offset by reduced sales of custom-made product. Lower volumes were primarily the result of competitive pricing pressures. In the latter half of the fiscal year, the Company re-evaluated its lodging furniture pricing structure, and initiated a new pricing strategy to offer more competitive pricing. In addition, based upon customer feedback certain products were reengineered which enabled the Company to lower costs without sacrificing customer-defined quality.

Operating income in the Furniture and Cabinets segment decreased in 1998 when compared to 1997, despite an increase in sales. Cost of goods sold, as a percent of sales, was lower in 1998 as favorable shifts in the product mix were partially offset by higher labor costs, as a percent of sales. Sales and administrative expenses rose in 1998 primarily due to increased investments in people and technology, higher product distribution costs, and increased sales-based incentive costs.

ELECTRONIC CONTRACT ASSEMBLIES
The Electronic Contract Assemblies segment achieved record net sales in fiscal 1998 with an increase of 3% over the prior year. Increased demand for electronic automotive products was partially offset by decreased volumes in computer-related products. Fiscal 1998 fourth quarter results were unfavorably impacted by the General Motors (GM) labor strike, as the Electronic Contract Assemblies segment assembles components that are installed in GM vehicles. The Company estimates that the impact resulting from the GM strike was less than 2% of fourth quarter consolidated sales. With the settlement of the strike occurring in late July, 1998, the Company's expectations are that the effect on first quarter fiscal 1999 results will be greater than the fourth quarter 1998 impact. The information included above concerning the General Motors labor strike is a forward-looking statement under the Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties including, but not limited to how quickly GM and it suppliers will return to full production, as well as the ability of the Company and its suppliers to ramp up production to respond to the anticipated acceleration in demand. This segment's working capital carries a higher degree of risk than the Company's other segments due to rapid technological changes and the contract nature of this industry. Included in this segment are sales to one customer which accounted for 16% and 15% of consolidated sales in fiscal 1998 and 1997, respectively.

 Operating income in 1998 decreased when compared to the prior year. Cost of goods sold, as a percent of sales, increased as lower material costs due to a product mix shift were more than offset by higher direct labor and overhead costs. Selling and administrative costs increased from one year ago on increased investments in people and technology. The Company continues to build its infrastructure to take advantage of the latest design and production technologies and to support growth opportunities within the segment.

PROCESSED WOOD PRODUCTS AND OTHER
Outside sales in the Processed Wood Products and Other segment, which accounted for 6% of consolidated outside sales in 1998, remained relatively consistent with the prior year as increases in sales of lumber, laminate products and metal parts were offset by a decline in sales of dimension product and plastic parts. In an effort to grow additional outside sales in this segment, the Company has invested in additional human resources focused in the sales and marketing area. Internal sales of this segment to the Company's other operations, particularly the Furniture and Cabinets segment, provide a key link in the Company's vertically integrated supply chain. Operating income declined in the current year as material costs, as a percent of sales, increased from the prior year.

CONSOLIDATED OPERATIONS
Other income in 1998 increased over the prior year as interest income increased on higher average investment balances. In the third quarter of the current year the Company realized a $616,000 after tax gain ($1.2 million pre-tax affect), or $0.01 per diluted share, on the sale of a stock investment of which the Company holds a minority interest. The Company also recorded a $1.0 million after tax gain ($1.8 million gross gain affect), or $0.02 per diluted share, on the sale of an automotive service center in the second quarter of the current year. In addition, the prior year includes a $3.8 million pretax loss (no after tax affect) charged to Other - net related to the sale of a foreign subsidiary.

The effective income tax rate increased 2.3 percentage points in 1998 primarily due to a $3.8 million tax benefit received on the sale of a foreign subsidiary in the prior year. Excluding this $3.8 million benefit, the effective income tax rate decreased 0.4 percentage point when compared to the prior year primarily the result of a decrease in the state income taxes in the current year.

Net income and Class B diluted earnings per share of $55,027,000 and $1.32, respectively, in fiscal 1998, decreased 5% from the prior year levels of $57,745,000 and $1.38, respectively. The current year earnings per share amounts reflect a two-for-one stock split which occurred during the second quarter. All prior year amounts have been restated.


1997 DISCUSSION
Net sales for the 1997 fiscal year, led primarily by increases in the Furniture and Cabinets, and Electronic Contract Assemblies segments and, to a lesser extent, the Processed Wood Products and Other segment increased 7% to $992,049,000. Operating income in 1997 increased to $80,992,000, a 30%
improvement over the 1996 level of $62,511,000.

FURNITURE AND CABINETS
The Company's largest segment, Furniture and Cabinets, increased net sales 6% above the prior year as double-digit increases in office furniture and lodging furniture were partially offset by declines in cabinets and furniture.

Office furniture product lines realized volume growth in all three major product groupings - casegoods, seating, and systems, with growth particularly evident in value-oriented products which had sales grow at a faster pace than that experienced by the industry in general. Sales growth in systems also out paced the industry as a whole.

Sales of most cabinet and furniture product lines declined when compared to the prior year, with television cabinets and stands, audio speaker cabinets, and residential furniture all seeing lower volumes in fiscal 1997. The Company's fiscal 1996 decision to exit the domestic wholesale piano market also contributed to the declining volumes in these product lines. Lower volumes of original equipment manufacturer cabinets and stands in the home entertainment market were the result of some customers realizing lower retail sales of their products. The Company utilized the available capacity created by the sales declines to support and balance production schedules of other product lines within this segment.

Sales of lodging furniture increased as volumes increased in the Company's standard and custom-made furniture product lines. Strongest growth was seen in product destined for use in the lodging industry in both renovated and newly constructed facilities. Sales growth was also achieved in product utilized within the healthcare industry and other institutional environments.

Operating income in the Furniture and Cabinets segment increased in 1997, when compared to 1996, as higher volumes and lower costs, as a percent of sales, combined to improve profitability during the year. The prior year included additional one-time costs to exit the domestic wholesale piano product line and certain facility start-up costs incurred to redeploy an existing facility to the production of systems office furniture to support increased volumes. Gross profit increased in 1997 as material costs declined, as a percent of sales, when compared to the prior year. Sales expense increased, as a percent of sales, partially due to increases in volume and performance related expenses, including commissions and incentives, and higher expenses incurred to promote product to the customer, such as showroom, delivery, and other expenses. Administrative expense in 1997 declined in absolute dollars and as a percent of sales, as minimal changes were needed within the existing administrative infrastructure to support the increased volumes.

The Company sold its piano key and action production facility located in the United Kingdom, Herrburger Brooks, PLC, during the first quarter of fiscal 1997, with the transaction resulting in no impact to consolidated 1997 net income.

ELECTRONIC CONTRACT ASSEMBLIES
Fiscal 1997 sales in the Electronic Contract Assemblies segment increased 11%
over the 1996 level.   The acquisition of ELMO Semiconductor in the prior year
third quarter contributed 2% to the increased sales level. Certain large customers in the automotive and computer industries increased their demand for the Company's products in the 1997 fiscal year, with volumes increasing in electronic automotive products and internal and peripheral computer products, when compared to the prior year. Other customers, primarily in the computer networking market, reduced order levels. Rescheduling, production flexibility and material availability are inherent risks in the contract electronic assemblies market. In addition, as a supplier to customers operating within the automotive industry, the Company has a certain degree of risk associated with labor relations within that industry. Due to these factors, this segment's working capital carries a higher degree of risk than the Company as a whole. Working capital in this segment as of June 30, 1997, had been reduced from the elevated levels present at June 30, 1996. As in other segments, the Company records reserves in response to these risks as they arise based upon estimates derived from available information known at that time. Operating income in 1997 increased primarily due to increased volumes, with product mix also contributing to the improved results, although competitive pricing pressures remain a constant in the industry. Included in this segment were sales to one customer which accounted for 15% of consolidated sales in 1997 and 14% in 1996.

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

CONSOLIDATED OPERATIONS
Other income declined from the prior year as an increase in interest income earned due to higher average investment balances during the 1997 fiscal year was more than offset by a $3.8 million charge to Other - net, related to a pretax loss on the sale of a foreign subsidiary in the first quarter of 1997, which was offset by a $3.8 million income tax benefit recorded in Taxes on Income. Other
- net, also declined due to larger gains realized on sales of assets in the
prior fiscal year.                  -20-

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

The sale of a foreign subsidiary in the first quarter of fiscal year 1997 resulted in a deferred tax asset for the Company due to a capital loss recognized in the current year as previously nondeductible losses created a higher tax basis on this investment. Based on the Company's prior earnings history and its expectations for future earnings, the Company has determined that it is more likely than not that the carrying value of the deferred tax asset will be realized in the future as part of the Company's overall tax planning strategy under current income tax law.

The Company attained record net income and Class B diluted earnings per share of $57,745,000 and $1.38, respectively, in fiscal 1997, an increase of 23% over the prior year levels of $46,965,000 and $1.13, respectively, excluding the effects of the product line exit costs in the prior year. Including the product line exit costs, net income and Class B earnings per share increased 28% over the prior year. Earnings per share amounts have been restated to reflect the two-for-one stock split effective in the second quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
The Company's liquidity position improved slightly from $168 million in cash, cash equivalents, and short-term investments at the end of fiscal 1997, to $173 million at the end of fiscal 1998. Working capital increased $16 million to $260 million and the current ratio was 2.7 to 1 as of June 30, 1998.

Operating activities generated $76 million of cash flow in 1998, down from $122 million in 1997. Net income and non-cash charges to net income were partially offset by increases in receivables of $9 million and inventory of $15 million. The Company reinvested $49 million into capital investments for the future, including facility renovation and expansion, production equipment upgrades and improvements to the Company's information technology systems. Financing cash flows of $30 million were primarily in the form of dividend payments and share repurchases. Net cash flow, excluding the purchases and maturities of short-term investments was a positive $2 million for fiscal year 1998.

The Company anticipates maintaining a strong liquidity position for the 1999 fiscal year and believes its available funds on hand, borrowing capacity, and cash generated from operations will be sufficient for working capital needs and to fund investments in the Company's future. This statement is a forward-looking statement under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to a downturn in the economy, loss of key customers or suppliers, availability or cost of raw materials, or a natural disaster or similar unforeseen event.

YEAR 2000
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a major system failure or miscalculations. The Company has completed an assessment of its computer systems and the embedded systems contained in its machinery, equipment and other infrastructure, and is in the process of executing a plan to resolve the Year 2000 issue. An Executive Committee has been established to oversee completion of these activities. Management believes the modification of its computer information systems will be completed in adequate time to enable proper processing of transactions relating to the Year 2000 and beyond. Integrated testing of interfaces between various applications used within the Company is scheduled to begin before September, 1998, with completion of Year 2000 compliance estimated for January - March, 1999. While the Year 2000 issue has been given the highest priority amongst the information technology (IT) group, any deferrals of other IT projects by the Company will not have a material effect on its financial condition or results of operations.

The total gross cost of Year 2000 compliance is estimated to range from $9 million to $11 million, of which approximately 25% had been incurred as of June 30, 1998. Existing information technology resources have been redeployed, which are anticipated to account for approximately 50% of the total costs, with the balance being incremental costs to the Company. Approximately 30% of the total gross costs relate to machinery and other fixed assets which will be capitalized, with the remaining costs being expensed as incurred.

The Company believes the key risk factors associated with Year 2000 are those it cannot directly control, primarily the readiness of its key suppliers, distributors, customers, public infrastructure suppliers and other vendors. The Company has initiated discussions with these third parties to determine their Year 2000 compliance status, and is keeping the communication channels open with respect to their readiness. The Company has mailed correspondence to third party affiliates to assess their Year 2000 readiness based upon their representations. The Company has received a good response to those letters and is in the process of following up with those mission critical third parties who did not respond. While the Company is working diligently to ensure its mission critical third parties will be compliant, there can be no assurance that the systems of any third party on which the Company's systems and operations rely will be timely converted and which will not have a material adverse effect on the Company.

The determination of the effect on the Company's results of operations for its own noncompliance or for third party noncompliance is complex and hinges on numerous unknowns. Therefore, while the Company does not have a reasonable estimate of the impact this could have on its results of operations, it recognizes this noncompliance could range from the malfunction of an embedded chip in a piece of machinery temporarily shutting down a product line, to a select public infrastructure of one of the Company's outlying locations or international facilities being unable to provide service temporarily idling one or more production facilities. In addition, worst case scenarios could include a key customer being unable to process transactions halting production on one of the Company's product lines, to a single source supplier, as well as back-up suppliers, being unable to provide necessary materials also suspending production on a product line(s). Some of these individually, and in the aggregate, could have a material effect on the Company's results of operations.

During the first half of fiscal year 1999, contingency plans will be developed, documented, and tested outlining recovery strategies for possible failures. Contingency plans would include such items as sourcing alternatives for single source suppliers, developing business resumption plans for all of the Company's business units, and evaluating alternative manual processes.

This Year 2000 disclosure contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties including, but not limited to such factors as the availability and cost of human resources with expertise in this area, the ability to locate and correct all relevant computer codes and time constraints.

Item 8. - Financial Statements and Supplementary Data


                          INDEX TO FINANCIAL STATEMENTS



                                                                 Page
Report of Management . . . . .. . . . . . . . . . . . . . . . .  25

Report of Independent Public Accountants  . . . . . . . . . . .  26

Consolidated Balance Sheets
   as of June 30, 1998 and 1997 . . . . . . . . . . . . . . . .  27

Consolidated Statements of Income
   for the Three Years Ended June 30, 1998. . . . . . . . . . .  28

Consolidated Statements of Cash Flows
   for the Three Years Ended June 30, 1998. . . . . . . . . . .  29

Consolidated Statements of Share Owners' Equity
   for the Three Years Ended June 30, 1998. . . . . . . . . . .  30

Notes to Consolidated Financial Statements. . . . . . . . . . .  31-45


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



                                                James C. Thyen
                                                James C. Thyen
                                                President



                                                Robert F. Schneider
                                                Robert F. Schneider
                                                Executive Vice President,
                                                Chief Financial Officer,
                                                Assistant Treasurer

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Share Owners of Kimball International, Inc.

We have audited the accompanying consolidated balance sheets of Kimball International, Inc. (an Indiana corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, cash flows and share owners' equity for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

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










ARTHUR ANDERSEN LLP



Chicago, Illinois
July 23, 1998

                         KIMBALL INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                (Amounts in Thousands, Except for Share Data)

                                                                         June 30
                                                                     1998       1997
Assets
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $ 16,757   $ 18,818
  Short-term investments . . . . . . . . . . . . . . . . . . . .   156,010    149,677
  Receivables, less allowances of
   $4,023 and $4,017, respectively . . . . . . . . . . . . . . .   119,170    110,142
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .    96,303     76,142
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24,697     21,994
      Total current assets . . . . . . . . . . . . . . . . . . .   412,937    376,773

Property and Equipment, net. . . . . . . . . . . . . . . . . . .   182,798    174,010
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . .    33,903     30,800

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $629,638   $581,583



Liabilities and Share Owners' Equity
Current Liabilities:
  Loans payable. . . . . . . . . . . . . . . . . . . . . . . . .  $  4,318   $  2,472
  Current maturities of long-term debt . . . . . . . . . . . . .       434        471
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    60,907     53,063
  Dividends payable. . . . . . . . . . . . . . . . . . . . . . .     6,521      5,989
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .    81,030     71,263
      Total current liabilities. . . . . . . . . . . . . . . . .   153,210    133,258

Other Liabilities:
  Long-term debt, less current maturities. . . . . . . . . . . .     1,856      2,313
  Deferred income taxes and other. . . . . . . . . . . . . . . .    25,949     23,186
      Total other liabilities. . . . . . . . . . . . . . . . . .    27,805     25,499

Share Owners' Equity:
  Common stock-par value $.05 per share ($.31 1/4 in 1997):
   Class A- Shares authorized-49,967,000 (10,416,000 in 1997)
            Shares issued-14,509,000 (7,274,000 in 1997) . . . .       725      2,273
   Class B- Shares authorized-100,000,000 (30,000,000 in 1997)
            Shares issued-28,516,000 (14,238,000 in 1997). . . .     1,426      4,450
  Additional paid-in capital . . . . . . . . . . . . . . . . . .     6,022      1,607
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .   464,880    434,665
  Foreign currency translation adjustment. . . . . . . . . . . .     1,535      1,721
  Unrealized gain/(loss) on available-for-sale securities. . . .     2,174        (73)
  Less:  Treasury stock-at cost:
   Class A- 125,000 shares (55,000 in 1997). . . . . . . . . . .    (2,362)    (2,044)
   Class B- 1,688,000 shares (742,000 in 1997) . . . . . . . . .   (25,777)   (19,773)
      Total share owners' equity . . . . . . . . . . . . . . . .   448,623    422,826

Total Liabilities and Share Owners' Equity . . . . . . . . . . .  $629,638   $581,583



See Notes to Consolidated Financial Statements.

                             KIMBALL INTERNATIONAL, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                   (Amounts in Thousands, Except for Per Share Data)



                                                                Year Ended June 30
                                                            1998       1997       1996
Net Sales. . . . . . . . . . . . . . . . . . . . . . . $1,032,317   $992,049   $923,636
Cost of Sales. . . . . . . . . . . . . . . . . . . . .    723,378    692,636    664,311
Gross Profit . . . . . . . . . . . . . . . . . . . . .    308,939    299,413    259,325

Selling, Administrative and General Expenses . . . . .    236,463    218,421    193,414
Product Line Exit Costs. . . . . . . . . . . . . . . .        ---        ---      3,400
Operating Income . . . . . . . . . . . . . . . . . . .     72,476     80,992     62,511

Other Income (Expense):
  Interest Expense . . . . . . . . . . . . . . . . . .       (424)      (551)      (408)
  Interest Income. . . . . . . . . . . . . . . . . . .      9,458      8,484      7,411
  Other, Net . . . . . . . . . . . . . . . . . . . . .      5,917       (359)     4,801
   Other Income, Net . . . . . . . . . . . . . . . . .     14,951      7,574     11,804

Income Before Taxes on Income. . . . . . . . . . . . .     87,427     88,566     74,315

Taxes on Income. . . . . . . . . . . . . . . . . . . .     32,400     30,821     29,220

Net Income . . . . . . . . . . . . . . . . . . . . . . $   55,027   $ 57,745   $ 45,095




Earnings Per Share of Common Stock
 Basic:
  Class A. . . . . . . . . . . . . . . . . . . . . . .      $1.32      $1.39      $1.08
  Class B. . . . . . . . . . . . . . . . . . . . . . .      $1.33      $1.40      $1.08
 Diluted:
  Class A. . . . . . . . . . . . . . . . . . . . . . .      $1.31      $1.38      $1.07
  Class B. . . . . . . . . . . . . . . . . . . . . . .      $1.32      $1.38      $1.08

Average Number of Shares Outstanding
 Basic:
  Class A. . . . . . . . . . . . . . . . . . . . . . .     14,413     14,498     14,616
  Class B. . . . . . . . . . . . . . . . . . . . . . .     27,004     26,952     27,194
   Totals. . . . . . . . . . . . . . . . . . . . . . .     41,417     41,450     41,810
 Diluted:
  Class A. . . . . . . . . . . . . . . . . . . . . . .     14,413     14,498     14,616
  Class B. . . . . . . . . . . . . . . . . . . . . . .     27,401     27,265     27,240
   Totals. . . . . . . . . . . . . . . . . . . . . . .     41,814     41,763     41,856




See Notes to Consolidated Financial Statements.
Share data has been adjusted for the 2-for-1 common stock split effective on November 12, 1997.

                             KIMBALL INTERNATIONAL INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in Thousands)

                                                                  Year Ended June 30
                                                             1998        1997        1996
Cash Flows From Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . $ 55,027    $ 57,745    $ 45,095
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . .   33,806      33,395      36,092
    Gain on sales of assets. . . . . . . . . . . . . . . .   (1,986)       (597)     (1,235)
    Deferred income tax and other deferred charges . . . .      880      (1,247)       (939)
    Product line exit costs. . . . . . . . . . . . . . . .      ---         ---       3,400
    Change in current assets and liabilities:
       Receivables . . . . . . . . . . . . . . . . . . . .   (9,028)      6,432     (18,586)
       Inventories . . . . . . . . . . . . . . . . . . . .  (15,174)     10,787     (13,343)
       Other current assets. . . . . . . . . . . . . . . .   (1,413)      1,751       1,175
       Accounts payable. . . . . . . . . . . . . . . . . .    7,844       4,055      13,138
       Accrued expenses. . . . . . . . . . . . . . . . . .    6,248       9,487      (2,794)
          Net cash provided by operating activities. . . .   76,204     121,808      62,003

Cash Flows From Investing Activities:
  Capital expenditures . . . . . . . . . . . . . . . . . .  (41,313)    (32,937)    (32,793)
  Proceeds from sales of assets. . . . . . . . . . . . . .    1,177       1,366       7,282
  Proceeds from sale of division/subsidiary. . . . . . . .    3,150       2,345         ---
  Increase in other assets . . . . . . . . . . . . . . . .   (7,359)    (11,810)    (11,658)
  Purchases of held-to-maturity securities . . . . . . . .  (21,415)    (34,465)    (17,318)
  Maturities of held-to-maturity securities. . . . . . . .   46,932      51,446      67,249
  Purchases of available-for-sale securities . . . . . . .  (97,120)    (58,305)    (60,822)
  Sales and maturities of available-for-sale securities. .   67,517         ---         ---
          Net cash used for investing activities . . . . .  (48,431)    (82,360)    (48,060)

Cash Flows From Financing Activities:
  Increase in short-term borrowings. . . . . . . . . . . .    1,846         190         519
  Net change in long-term debt . . . . . . . . . . . . . .     (494)       (724)        362
  Acquisition of treasury stock, net of sales. . . . . . .   (8,323)     (4,878)     (5,131)
  Dividends paid to share owners . . . . . . . . . . . . .  (24,280)    (21,508)    (19,193)
  Proceeds from exercise of stock options. . . . . . . . .    1,495         808         ---
  Other-net. . . . . . . . . . . . . . . . . . . . . . . .      (63)       (132)       (105)
          Net cash used for financing activities . . . . .  (29,819)    (26,244)    (23,548)

Effect of Exchange Rate Changes on Cash. . . . . . . . . .      (15)        (33)        (26)
Net (Decrease) Increase in Cash and Cash Equivalents . . .   (2,061)     13,171      (9,631)

Cash and Cash Equivalents at Beginning of Year . . . . . .   18,818       5,647      15,278
Cash and Cash Equivalents at End of Year . . . . . . . . . $ 16,757    $ 18,818    $  5,647




Total Cash, Cash Equivalents
 and Short-Term Investments:
  Cash and cash equivalents. . . . . . . . . . . . . . . . $ 16,757    $ 18,818    $  5,647
  Short-term investments . . . . . . . . . . . . . . . . .  156,010     149,677     108,425
      Totals . . . . . . . . . . . . . . . . . . . . . . . $172,767    $168,495    $114,072


See Notes to Consolidated Financial Statements.

                                        KIMBALL INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY
                             (Amounts in Thousands, Except for Per Share Data)



                                                                  Three Years Ended June 30, 1998
                                                      --------------------- Common Stock ---------------------

                                                      -------- Class A ----------   -------- Class B ---------
                                                      Authorized  --- Issued ----   Authorized --- Issued ----
                                                        Shares    Shares   Amount    Shares    Shares   Amount

Amounts at June 30, 1995 . . . . . . . . . . . . . . .   10,477    7,335   $2,292     30,000   14,177   $4,431
  Shares of Class A Common Stock converted to Class B
    Common Stock pursuant to charter provisions. . . .      (24)     (24)      (7)                 24        7


Amounts at June 30, 1996 . . . . . . . . . . . . . . .   10,453    7,311   $2,285     30,000   14,201   $4,438
  Shares of Class A Common Stock converted to Class B
    Common Stock pursuant to charter provisions. . . .      (37)     (37)     (12)                 37       12

Amounts at June 30, 1997 . . . . . . . . . . . . . . .   10,416    7,274   $2,273     30,000   14,238   $4,450
  Shares of Class A Common Stock converted to Class B
    Common Stock pursuant to charter provisions. . . .      (33)     (36)      (3)                 36        3
  Increase number of authorized shares . . . . . . . .   39,584                       70,000
  2-for-1 stock split. . . . . . . . . . . . . . . . .             7,271                       14,242
  Change par value from $.31 1/4 pre stock split to
    $.05 post stock split. . . . . . . . . . . . . . .                     (1,545)                      (3,027)

Amounts at June 30, 1998 . . . . . . . . . . . . . . .   49,967   14,509   $  725    100,000   28,516   $1,426


                                                         Additional
                                                           Paid-In      Retained      -- Treasury Stock --
                                                           Capital      Earnings      Shares      Amount
Amounts at June 30, 1995 . . . . . . . . . . . . . . .     $  812       $373,704       (514)      $(11,883)
  Net income for the year. . . . . . . . . . . . . . .                    45,095
  Treasury stock acquired-net. . . . . . . . . . . . .         86                      (187)        (5,189)
  Cash dividends:
    Class A ($.47 per share) . . . . . . . . . . . . .                    (6,870)
    Class B ($.47 1/2 per share) . . . . . . . . . . .                   (12,905)

Amounts at June 30, 1996 . . . . . . . . . . . . . . .       $898       $399,024       (701)      $(17,072)
  Net income for the year. . . . . . . . . . . . . . .                    57,745
  Treasury stock acquired-net. . . . . . . . . . . . .         34                      (134)        (4,878)
  Shares of Class A Common Stock converted to Class B
    Common Stock, via treasury shares, pursuant to
    charter provisions . . . . . . . . . . . . . . . .        647                       ---           (647)
  Exercise of stock options. . . . . . . . . . . . . .         28                        38            780
  Cash dividends:
    Class A ($.53 per share) . . . . . . . . . . . . .                    (7,682)
    Class B ($.53 1/2 per share) . . . . . . . . . . .                   (14,422)

Amounts at June 30, 1997 . . . . . . . . . . . . . . .     $1,607       $434,665       (797)      $(21,817)
  Net income for the year. . . . . . . . . . . . . . .                    55,027
  Treasury stock acquired-net. . . . . . . . . . . . .         74                      (378)        (8,213)
  Shares of Class A Common Stock converted to Class B
    Common Stock, via treasury shares, pursuant to
    charter provisions . . . . . . . . . . . . . . . .         81                       ---            (81)
  Exercise of stock options. . . . . . . . . . . . . .       (312)                      117          1,972
  Cash dividends:
    Class A ($.58875 per share). . . . . . . . . . . .                    (8,483)
    Class B ($.605 per share). . . . . . . . . . . . .                   (16,329)
  2-for-1 stock split. . . . . . . . . . . . . . . . .                                 (755)
  Change par value from $.31 1/4 pre stock split to
    $.05 post stock split. . . . . . . . . . . . . . .      4,572

Amounts at June 30, 1998 . . . . . . . . . . . . . . .     $6,022       $464,880     (1,813)      $(28,139)

See Notes to Consolidated Financial Statements.
Dividends per share have been adjusted for the 2-for-1 common stock split effective on November 12, 1997.
                                               -30-

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

Sale of Subsidiary: The Company sold its piano key and action production facility located in the United Kingdom, Herrburger Brooks, PLC, during the first quarter of fiscal year 1997. Included in the 1997 consolidated statement of income is a $3.8 million pretax loss on the sale reported in Other-net, with an offsetting $3.8 million income tax benefit reported in Taxes on Income. This tax benefit was the result of a higher U.S. tax basis in this subsidiary due to previously nondeductible losses on the investment in this U.K. subsidiary. This transaction resulted in no impact to fiscal year 1997 consolidated net income.

Cash, Cash Equivalents and Short-Term Investments: Cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the time of acquisition. Cash equivalents are stated at cost, which approximates market value. Short-term investments are cash investments, primarily U.S. Government securities and municipal bonds with maturities exceeding three months at the time of acquisition. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at market value, with unrealized gains and losses being excluded from net income by being recorded net of related tax effect, if any, as a component of share owners' equity.

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

Inventory Pricing: Inventories are stated at the lower of cost or market value. Cost includes material, labor and applicable manufacturing overhead and is determined using the last-in, first-out (LIFO) method for approximately 52% and 59% of consolidated inventories in 1998 and 1997, respectively.
Cost of the remaining inventories is determined using the first-in, first-out
(FIFO) method.

Property, Equipment and Depreciation: Property and equipment are stated at cost. Depreciation is provided over the estimated useful life of the assets using the straight-line method for financial reporting purposes. Maintenance, repairs and minor renewals and betterments are expensed; major improvements are capitalized.

Research and Development: The costs of research and development are expensed as incurred. These costs were approximately, in millions, $13.1 in 1998, $11.5 in 1997, and $10.5 in 1996.

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

Reclassifications: Certain prior year amounts have been reclassified to conform with the 1998 presentation.

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

NOTE 2   PRODUCT LINE EXIT COSTS

The Company announced a strategic decision during the 1996 fiscal year to cease production and sales of its domestic wholesale piano product line, due to the continuing decline in the domestic piano market. This product line accounted for less than 2% of consolidated sales in 1996. A pretax provision of $3,400,000, which equates to a net income effect of $1,870,000, or $0.05 per share, was established during 1996, to cover all estimated costs associated with exiting this product line. The Company ceased production of domestic wholesale pianos as of April, 1996. Costs have been applied against this provision as of June 30, 1998, totaling $959,000, with the remaining amount reserved for fulfilling long-term commitments.



NOTE 3   INVENTORIES

Inventories are valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 52% and 59% of consolidated inventories in 1998 and 1997, respectively. The remaining inventories are valued using the lower of first-in, first-out (FIFO) cost or market value.

Had the FIFO method been used for all inventories, net income would have been, in millions, $0.6 higher in 1998, $0.1 lower in 1997, and $0.7 lower in 1996. Additionally, inventories would have been, in millions, $20.3 and $19.3 higher at June 30, 1998 and 1997, respectively, if the FIFO method had been used. During 1998 and 1997, certain inventory quantity reductions caused a liquidation of LIFO inventory values, which were immaterial.

Inventory components at June 30 are as follows:
(Amounts in Thousands)

                                               1998            1997
Finished products. . . . . . . . . . . . .   $31,365         $23,822
Work-in-process. . . . . . . . . . . . . .    12,971          11,852
Raw materials. . . . . . . . . . . . . . .    51,967          40,468
     Total inventory . . . . . . . . . . .   $96,303         $76,142

NOTE 4   PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:
(Amounts in Thousands)
                                               1998              1997
Land . . . . . . . . . . . . . . . . . . .  $  4,471          $  5,159
Buildings and improvements . . . . . . . .   145,880           142,937
Machinery and equipment. . . . . . . . . .   264,316           255,586
Construction-in-progress . . . . . . . . .    13,882             7,519
  Total. . . . . . . . . . . . . . . . . .   428,549           411,201
     Less:  Accumulated depreciation . . .  (245,751)         (237,191)
  Property and equipment, net. . . . . . .  $182,798          $174,010

The useful lives used in computing depreciation are based on the Company's estimate of the service life of the classes of property, as follows:
                                                     Years
Buildings and improvements . . . . . . . .          12 to 50
Machinery and equipment. . . . . . . . . .          4 to 40
Leasehold improvements . . . . . . . . . .          Life of Lease

Depreciation and amortization of property and equipment totaled, in millions, $29.9 for 1998, $29.4 for 1997, and $30.8 for 1996.



NOTE 5  COMMITMENTS - LEASES

Operating leases for certain office, showroom, warehouse and manufacturing facilities, and equipment, which expire 1999 - 2007, contain provisions under which minimum annual lease payments are, in millions, $6.3, $5.5, $3.7, $2.0, and $1.6 for the five years ended June 30, 2003, respectively, and aggregate $2.2 million from 2004 to the expiration of the leases in 2007. The Company is obligated under certain of the real estate leases to maintain the properties and pay real estate taxes.

Total rental expenses amounted to, in millions, $6.7, $5.9, and $5.5 in 1998, 1997 and 1996, respectively.



NOTE 6   LONG-TERM DEBT

Long-term debt is principally obligations under long-term capitalized leases. Aggregate maturities of long-term debt for the next five years are, in thousands, $434, $922, $296, $92, and $92, respectively, and aggregate $454 thereafter. Interest rates range from 0% to 10%. Interest paid was immaterial in the three years ending June 30, 1998. Based upon borrowing rates currently available to the Company, the fair value of the Company's debt approximates the carrying value.

NOTE 7   RETIREMENT PLANS

The Company has trusteed defined contribution Retirement Plans in effect for substantially all domestic employees meeting the eligibility requirements. Company contributions are based on a percent of net income as defined in the plans; the percent of contribution is determined by the Board of Directors up to specific maximum limits. The plans include a 401(k) feature, thereby permitting participants to make additional voluntary contributions on a pretax basis. Payments by the Company to the trusteed plans are vested and held for the sole benefit of participants. Total contributions to the Retirement Plans for 1998, 1997 and 1996 were approximately, in millions, $10.1, $11.3, and $8.6, respectively.

Employees of certain foreign subsidiaries are covered by local pension or retirement plans. Annual expense and accumulated benefits of these foreign plans are not significant to the consolidated financial statements.


NOTE 8   INCENTIVE STOCK OPTIONS

On August 11, 1987, the Board of Directors adopted the 1987 Stock Incentive Program, which was approved by the Company's Share Owners on October 13, 1987. Under this plan, 3,600,000 shares of Class B Common Stock were reserved for incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and performance share awards available for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees. Approximately 275 employees were eligible to participate in the program during 1997 and 1996. This Stock Incentive Program expired in August 1997, with prior year grants expiring annually through July 2001.

On June 11, 1996, the Board of Directors adopted the 1996 Stock Incentive Program, which was approved by the Company's Share Owners on October 22, 1996. Under this plan, 4,200,000 shares of Class B Common Stock were reserved, in addition to the approximately 2 million remaining shares currently reserved under the 1987 plan, for incentive stock options, nonqualified stock options, stock appreciation rights, and performance share awards available for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees. The 1996 Stock Incentive Program is a ten year plan. Approximately 290 employees were eligible to participate in the program during 1998.

Stock options are priced at the fair market value of the stock at the date of grant. Options granted under the plans generally are exercisable beginning two years after the date of grant and expire five to ten years after the date of grant. Shares of stock issued by the exercise of incentive stock options must be held for a five year period before being sold. Stock options are forfeited when employment terminates, except in certain situations.

There are 250,000 additional shares reserved for issuance under the Directors' Stock Compensation and Option Plan which is available to all members of the Board of Directors. Under terms of the plan, Directors electing to receive all, or a portion, of their fees in the form of Company stock will also be granted a number of stock options equal to 50% of the number of shares received for compensation of fees. Option prices and vesting are similar to those of the 1996 Stock Incentive Program. The plan is in effect through October 2006.

Stock option transactions are as follows:
                                                 Number            Per Share
                                                of Shares         Option Price
Options outstanding June 30, 1995. . . . . . .    542,800        $12.22 - $14.80

Granted. . . . . . . . . . . . . . . . . . . .    580,400        $12.77 - $14.38
Exercised. . . . . . . . . . . . . . . . . . .        ---           ---
Forfeited. . . . . . . . . . . . . . . . . . .    (23,500)       $12.22 - $14.80
Options outstanding June 30, 1996. . . . . . .  1,099,700        $12.22 - $14.80

Granted. . . . . . . . . . . . . . . . . . . .    402,838        $13.63 - $19.64
Exercised. . . . . . . . . . . . . . . . . . .    (90,872)       $12.22 - $14.80
Forfeited. . . . . . . . . . . . . . . . . . .    (35,600)       $12.22 - $14.80
Options outstanding June 30, 1997. . . . . . .  1,376,066        $12.22 - $19.64

Granted. . . . . . . . . . . . . . . . . . . .    588,889        $20.40 - $23.56
Exercised. . . . . . . . . . . . . . . . . . .   (225,769)       $12.22 - $14.80
Forfeited. . . . . . . . . . . . . . . . . . .    (89,170)       $12.22 - $21.83
Options outstanding June 30, 1998. . . . . . .  1,650,016        $12.22 - $23.56

Shares available for future options. . . . . .  5,895,884

Following is a status of options outstanding at June 30, 1998:
                               Outstanding Options               Exercisable Options
                   ---------------------------------------     -----------------------
                                     Weighted
                                     Average     Weighted                     Weighted
                                    Remaining    Average                      Average
   Exercise                         Contractual  Exercise                     Exercise
 Price Range         Number            Life       Price        Number          Price
-------------      ---------        -----------  ---------     ------         --------
$12.00-$16.00      1,072,589        2 years      $13.34        686,769        $13.08
$16.00-$20.00          2,238        3 years       18.23            ---            --
$20.00-$24.00        575,189        5 years       21.82        106,000         21.83
Total              1,650,016        3 years      $16.30        792,769        $14.25

Share data has been adjusted for the 2-for-1 common stock split effective on November 12, 1997.

The Company adopted the disclosure requirements of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (FAS123) effective in fiscal year 1997. The Company has elected to continue to follow the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations; accordingly, no compensation cost has been reflected in the financial statements for its incentive stock options. Had compensation cost for the Company's incentive stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                        Year Ended June 30
                                                1998           1997           1996
Net Income
     As Reported . . . . . . . . . . . . .    $55,027        $57,745        $45,095
     Pro Forma . . . . . . . . . . . . . .    $53,343        $56,765        $44,615

Earnings per Share of Common Stock
     As Reported:
      Basic:
        Class A. . . . . . . . . . . . . .      $1.32          $1.39          $1.08
        Class B. . . . . . . . . . . . . .      $1.33          $1.40          $1.08
      Diluted:
        Class A. . . . . . . . . . . . . .      $1.31          $1.38          $1.07
        Class B. . . . . . . . . . . . . .      $1.32          $1.38          $1.08

     Pro Forma:
      Basic:
        Class A. . . . . . . . . . . . . .      $1.28          $1.37          $1.06
        Class B. . . . . . . . . . . . . .      $1.29          $1.37          $1.07
      Diluted:
        Class A. . . . . . . . . . . . . .      $1.27          $1.36          $1.06
        Class B. . . . . . . . . . . . . .      $1.28          $1.36          $1.07
                                                 -36-

The pro forma effects on net income for the years ended June 30, 1997 and 1996 may not be representative of the pro forma effect on net income in future years because FAS 123 does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

The weighted average fair value at date of grant for options granted during the years ended June 30, 1998, 1997 and 1996 was $4.84, $2.50 and $2.25 per option, respectively.

The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 31.7% in 1998, 31.4% in 1997 and 32.5% in 1996; risk-free interest rates of 6.18% in 1998, 6.34% in 1997 and 6.25% in 1996; dividend yield of 2.9% in 1998, 2.9% in 1997 and 3.5% in 1996; and an expected life of 3.5 years for all years.



NOTE 9  INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation reserve is provided in part for deferred tax assets relating to foreign net operating losses and U.S. capital loss carryforward benefits, due to uncertainty surrounding the utilization of these deferred tax assets. Income tax benefits associated with the foreign net operating losses have no expiration period under current tax laws, while benefits associated with the capital loss carryforward all expire during the 2002 fiscal year.

The components of the deferred tax assets and liabilities as of June 30, 1998 and 1997, are as follows:
(Amounts in Thousands)
                                                  1998           1997
Deferred tax assets:
  Receivables. . . . . . . . . . . . . . . . . $ 1,830         $ 1,709
  Inventory. . . . . . . . . . . . . . . . . .   2,338           2,456
  Employee benefits. . . . . . . . . . . . . .   6,579           5,805
  Other current liabilities. . . . . . . . . .   6,507           5,261
  Miscellaneous. . . . . . . . . . . . . . . .     658             643
  Foreign net operating losses . . . . . . . .   2,581           2,225
  Capital loss carryforward benefit. . . . . .   2,597           3,345
    Valuation reserve. . . . . . . . . . . . .  (4,794)         (4,438)
      Total asset. . . . . . . . . . . . . . . $18,296         $17,006

Deferred tax liabilities:
  Property & equipment . . . . . . . . . . . . $15,144         $13,617
  Miscellaneous. . . . . . . . . . . . . . . .     255           1,329
      Total liability. . . . . . . . . . . . . $15,399         $14,946


The components of income before taxes on income are as follows:
(Amounts in Thousands)
                                              ------- Year Ended June 30 -----
                                                1998         1997        1996
United States . . . . . . . . . . . . . . .   $87,327     $87,626      $75,437
Foreign . . . . . . . . . . . . . . . . . .       100         940       (1,122)
       Total income before taxes. . . . . .   $87,427     $88,566      $74,315



Taxes on income are composed of the following items:
(Amounts in Thousands)
                                              ------- Year Ended June 30 -----
                                                1998        1997         1996
Currently payable:
     Federal. . . . . . . . . . . . . . . .   $29,363     $28,418      $28,699
     Foreign. . . . . . . . . . . . . . . .       224         179          ---
     State. . . . . . . . . . . . . . . . .     3,650       4,538        4,120
       Total current. . . . . . . . . . . .    33,237      33,135       32,819

Deferred Federal. . . . . . . . . . . . . .      (837)     (2,314)      (3,599)
       Total taxes on income. . . . . . . .   $32,400     $30,821      $29,220



A reconciliation of the statutory U.S. income tax rate to the Company's effective income tax rate follows:
(Amounts in Thousands)

                                               -------------- Year Ended June 30 --------------
                                                   1998              1997             1996
                                               Amount    %       Amount    %      Amount    %
Taxes computed at statutory rate. . . . . .   $30,600  35.0%    $30,998  35.0%   $26,010  35.0%
State income taxes,
  net of Federal income tax benefit . . . .     2,373   2.7       3,179   3.6      2,678   3.6
Foreign tax effect. . . . . . . . . . . . .       (35)   --        (329)  (.4)       393    .5
Capital loss benefit. . . . . . . . . . . .        --    --      (3,650) (4.1)        --    --
Other-net. . .  . . . . . . . . . . . . . .      (538) ( .6)        623    .7        139    .2
     Total taxes on income. . . . . . . . .   $32,400  37.1%    $30,821  34.8%   $29,220  39.3%


Cash payments for income taxes, net of refunds, were in thousands, $28,183, $37,069, and $31,353 in 1998, 1997, and 1996, respectively.

NOTE 10  COMMON STOCK

At the annual meeting held on October 28, 1997, the Company's Share Owners approved a 2-for-1 stock split on the Company's Class A and Class B Common Stock. The Share Owners also approved restating the Company's Articles of Incorporation by increasing the number of authorized shares to 150 million shares, reducing the par value of common stock from $.3125 to $0.05, and increasing the annual dividend preference on Class B Common Stock to $0.02 per share. The stock split became effective on November 12, 1997. Financial information contained in this report, including prior period share and per share amounts, has been adjusted to reflect the impact of the common stock split.

On a fiscal year basis, shares of Class B Common Stock are entitled to an additional $.02 per share dividend more than the dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock. The owners of both Class A and Class B Common Stock are entitled to share pro-rata, irrespective of class, in the distribution of the Company's available assets upon dissolution.

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

If any dividends are not paid on shares of the Company's Class B Common Stock for a period of thirty-six consecutive months, or if at any time the number of shares of Class A Common Stock issued and outstanding is less than 15% of the total number of issued and outstanding shares of both Class A and Class B Common Stock, then all shares of Class B Common Stock shall automatically have the same rights and privileges as the Class A Common Stock, with full and equal voting rights and with equal rights to receive dividends as and if declared by the Board of Directors.

NOTE 11  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is summarized as follows:
(Amounts in Thousands, Except for Per Share Data)
                                          ------------------ Three Months Ended --------------
                                          September 30   December 31    March 31     June 30
1998:
 Net Sales. . . . . . . . . . . . . . . .   $245,857      $264,524      $265,001     $256,935
 Gross Profit . . . . . . . . . . . . . .     74,280        79,952        77,732       76,975
 Net Income . . . . . . . . . . . . . . .     13,029        15,485        13,702       12,811
 Basic Earnings Per Share:
  Class A . . . . . . . . . . . . . . . .       $.31          $.37          $.33         $.31
  Class B . . . . . . . . . . . . . . . .        .31           .38           .33          .31
 Diluted Earnings Per Share:
  Class A . . . . . . . . . . . . . . . .       $.31          $.36          $.33         $.30
  Class B . . . . . . . . . . . . . . . .        .31           .37           .33          .31

1997:
 Net Sales. . . . . . . . . . . . . . . .   $247,700      $253,780      $243,277     $247,292
 Gross Profit . . . . . . . . . . . . . .     73,134        75,169        73,819       77,291
 Net Income . . . . . . . . . . . . . . .     13,521        14,621        14,521       15,082
 Basic Earnings Per Share:
  Class A . . . . . . . . . . . . . . . .       $.32          $.35          $.35         $.36
  Class B . . . . . . . . . . . . . . . .        .33           .35           .35          .36
 Diluted Earnings Per Share:
  Class A . . . . . . . . . . . . . . . .       $.32          $.35          $.34         $.36
  Class B . . . . . . . . . . . . . . . .        .32           .35           .34          .36

1996:
 Net Sales. . . . . . . . . . . . . . . .   $218,933      $234,539      $223,915     $246,249
 Gross Profit . . . . . . . . . . . . . .     55,856        64,725        64,124       74,620
 Net Income . . . . . . . . . . . . . . .      8,418        12,291         9,969       14,417
 Basic Earnings Per Share:
  Class A . . . . . . . . . . . . . . . .       $.20          $.29          $.24         $.35
  Class B . . . . . . . . . . . . . . . .        .20           .29           .24          .35
 Diluted Earnings Per Share:
  Class A . . . . . . . . . . . . . . . .       $.20          $.29          $.24         $.34
  Class B . . . . . . . . . . . . . . . .        .20           .29           .24          .35

Per share data has been adjusted for the 2-for-1 common stock split effective on November 12, 1997.
Net income in the third quarter of 1996 was reduced by $1,870,000, or $.05 per share, for estimated costs associated with exiting sales and production of the Company's domestic wholesale piano product line.
Net income in the second quarter of 1998 was increased by $1,008,000 or $0.02 per share, representing the gain on the sale of an automotive service center.
Net income in the third quarter of 1998 was increased by $616,000 or $0.01 per share, from the gain on the sale of a stock investment of which the company holds a minority interest.



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

Held-to-maturity securities are reported at carrying cost and consist primarily of government and municipal obligations with fair values and carrying costs of, in thousands, $5,430 and $5,429 at June 30, 1998, compared to $30,620 and $30,622 at June 30, 1997, respectively. Unrealized holding gains and losses were immaterial at June 30, 1998 and 1997. All held-to-maturity securities mature within a 12 month period.

Available-for-sale securities are reported at fair value and consist primarily of government and municipal obligations with fair values and carrying costs of, in thousands, $150,581 and $148,408 at June 30, 1998, compared to $119,055, and $119,128 at June 30, 1997, respectively. Unrealized holding gains and losses at June 30, 1998 were, in thousands, $2,254 and ($80), respectively. Unrealized holding gains and losses were immaterial at June
30, 1997.  All available-for-sale securities mature within a four year period.

Proceeds from sales of available-for-sale securities were, in thousands, $27,236 for the year ended June 30, 1998. Gross realized gains on the sale of available-for-sale securities amounted to, in thousands, $76; there were no realized losses. The cost was determined on each individual security in computing the realized gain.

NOTE 13  ACCRUED EXPENSES

Accrued expenses at June 30 consist of:
(Amounts in Thousands)
                                                 ------ June 30 -------
                                                   1998           1997
Income taxes . . . . . . . . . . . . . . . . .   $ 1,183        $   ---
Property taxes . . . . . . . . . . . . . . . .     4,089          4,164
Compensation . . . . . . . . . . . . . . . . .    30,327         30,248
Retirement plan. . . . . . . . . . . . . . . .     9,889         11,072
Other expenses . . . . . . . . . . . . . . . .    35,542         25,779
 Total accrued expenses. . . . . . . . . . . .   $81,030        $71,263




NOTE 14  BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company has three business segments which are listed below.

Furniture and Cabinets: Sales include office, hospitality, healthcare and home furniture; television and stereo cabinets; pianos; and other miscellaneous products. Intersegment sales are insignificant.

Electronic Contract Assemblies: Sales include electronic and electro-mechanical products (electronic assemblies) manufactured on a contract basis to customers' specifications, semiconductor processing, testing, engineering design and packaging services. Intersegment sales are insignificant. Included in the Electronic Contract Assemblies segment are sales to one customer that accounted for 16% of consolidated net sales in 1998, 15% in 1997 and 14% in 1996.

Processed Wood Products and Other: Processed Wood Products include the sales of lumber, dimension lumber, plywood, veneer, and other miscellaneous wood product sales. "Other" sales include plastic components, stamped metal products, carbide cutting tools and related services on cutting tools, and other miscellaneous services, totaling approximately 28% in 1998, 30% in 1997, and 34% in 1996, of the total customer sales of this segment. Intersegment sales include these same basic wood products, assembled components and miscellaneous products, which are used in the final production of office, home, hospitality and healthcare furniture, and cabinets; thus, intersegment sales consist primarily of sales to the Furniture and Cabinets segment.

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

Business Segment
(Amounts in Thousands)

                                      -------------------------- Year Ended June 30 --------------------------
                                      ------- 1998 ---------   ------- 1997 ---------   ------- 1996 ---------
                                      Customers Intersegment   Customers Intersegment   Customers  Intersegment
Net Sales:
  Furniture and Cabinets. . . . . . $  647,597  $ 1,917        $617,249  $   653        $580,393   $   170
  Electronic Contract Assemblies. .    325,602      ---         315,816      ---         284,639       ---
  Processed Wood Products and Other     59,118   60,871          58,984   60,203          58,604    58,687
      Total Net Sales . . . . . . . $1,032,317  $62,788        $992,049  $60,856        $923,636   $58,857

Business Segment
(Amounts in Thousands)
                                                -------- Year Ended June 30 ----------
                                                  1998            1997           1996
Operating Income:
  Furniture and Cabinets . . . . . . . . . . . $38,674          $44,159          $33,467 <F1>
  Electronic Contract Assemblies . . . . . . .  28,625           29,748           21,437
  Processed Wood Products and Other. . . . . .   5,177            7,085            7,607
      Total Operating Income . . . . . . . . . $72,476          $80,992          $62,511


<F1>
Included in Furniture and Cabinets operating income for 1996 is a pretax provision of
$3.4 million, which was established to cover all estimated costs associated with exiting the domestic wholesale piano product line.

Business Segment
(Amounts in Thousands)
                                                ------- June 30 -------
                                                   1998           1997
Identifiable Assets:
  Furniture and Cabinets . . . . . . . . . . .  $285,205       $261,694
  Electronic Contract Assemblies . . . . . . .   128,165        114,783
  Processed Wood Products and Other. . . . . .    46,042         39,324
  Eliminations . . . . . . . . . . . . . . . .    (2,541)        (2,713)
      Total. . . . . . . . . . . . . . . . . .   456,871        413,088
Unallocated Corporate Assets:
  Cash, Cash Equivalents and
   Short-Term Investments. . . . . . . . . . .   172,767        168,495
      Total Assets . . . . . . . . . . . . . .  $629,638       $581,583

Business Segment
(Amounts in Thousands)
                                --------- 1998 ---------  --------- 1997 ---------  --------- 1996 ---------
                                Depreciation              Depreciation              Depreciation
                                     and       Capital         and       Capital         and       Capital
                                Amortization Expenditures Amortization Expenditures Amortization Expenditures
Furniture and Cabinets . . . . . . $21,246     $23,353       $21,549     $20,237       $23,511     $22,326
Electronic Contract Assemblies . .   8,087      12,313         7,289       8,827         7,306       7,469
Processed Wood Products and Other.   4,473       5,648         4,557       3,873         5,275       8,547

Geographic Area
Total United States sales by geographic area include export sales of, in millions, $40 in 1998, $30 in 1997, and $30 in 1996.  United States export sales are primarily to
European and North American customers.  Foreign sales originate in Europe and are generally sold to European customers.


Geographic Area
(Amounts in Thousands)
                                                --------- Year Ended June 30 --------
                                                   1998           1997          1996
Net Sales:
  United States. . . . . . . . . . . . . . . .  $1,016,584     $972,335      $902,448
  Foreign. . . . . . . . . . . . . . . . . . .      15,773       20,344        22,365
  Eliminations . . . . . . . . . . . . . . . .         (40)        (630)       (1,177)
      Total Net Sales. . . . . . . . . . . . .  $1,032,317     $992,049      $923,636

Operating Income:
  United States. . . . . . . . . . . . . . . .  $   73,779     $ 81,027      $ 64,284
  Foreign. . . . . . . . . . . . . . . . . . .      (1,306)        (215)       (1,952)
  Eliminations . . . . . . . . . . . . . . . .           3          180           179
      Total Operating Income . . . . . . . . .  $   72,476     $ 80,992      $ 62,511



Geographic Area
(Amounts in Thousands)
                                                ------- June 30 -------
                                                   1998           1997
Identifiable Assets:
  United States. . . . . . . . . . . . . . . .  $442,881       $400,756
  Foreign. . . . . . . . . . . . . . . . . . .    14,039         12,557
  Eliminations . . . . . . . . . . . . . . . .       (49)          (225)
      Totals . . . . . . . . . . . . . . . . .   456,871        413,088
Unallocated Corporate Assets:
  Cash, Cash Equivalents and
   Short-Term Investments. . . . . . . . . . .   172,767        168,495
      Total Assets . . . . . . . . . . . . . .  $629,638       $581,583



NOTE 15  EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, Earnings Per Share. Earnings per share are computed using the two-class common stock method due to the dividend preference of Class B Common Stock. Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities. Share data has been adjusted for the 2-for-1 common stock split effective on November 12, 1997. Earnings per share of Class A and Class B Common Stock are as follows:

(Amounts in Thousands, Except Per Share Data)

                                                                            1998
                                                ----------------------------------------------------------

                                                Available         Average             Earnings Per Share
                                                Income            Shares            Class A       Class B
                                                ---------         -----------       -------       --------
Net income . . . . . . . . . . . . . . . . . .  $55,027

Distributed earnings:
  Class A dividends declared . . . . . . . . .   (8,483)                            $ .58875
  Class B dividends declared . . . . . . . . .  (16,329)                                          $ .60500

Undistributed basic earnings . . . . . . . . .  $30,215           41,417              .72953        .72953
Basic Earnings Per Share . . . . . . . . . . .                                      $1.31828      $1.33453
Basic Earnings Per Share (rounded) . . . . . .                                      $1.32         $1.33

Dilutive effect of stock options . . . . . . .     (240)             397
Undistributed diluted earnings . . . . . . . .  $29,975           41,814              .71687        .71687
Diluted Earnings Per Share . . . . . . . . . .                                      $1.30562      $1.32187
Diluted Earnings Per Share (rounded) . . . . .                                      $1.31         $1.32

468,891 of the 1,685,007 average outstanding stock options were antidilutive, and were excluded from the dilutive computation for this period.


                                                                            1997
                                                ----------------------------------------------------------

                                                Available         Average             Earnings Per Share
                                                Income            Shares            Class A       Class B
                                                ---------         -----------       -------       --------
Net income . . . . . . . . . . . . . . . . . .  $57,745

Distributed earnings:
  Class A dividends declared . . . . . . . . .   (7,682)                            $ .530
  Class B dividends declared . . . . . . . . .  (14,422)                                          $ .535

Undistributed basic earnings . . . . . . . . .  $35,641           41,450              .860          .860
Basic Earnings Per Share . . . . . . . . . . .                                      $1.390        $1.395
Basic Earnings Per Share (rounded) . . . . . .                                      $1.39         $1.40

Dilutive effect of stock options . . . . . . .     (167)             313
Undistributed diluted earnings . . . . . . . .  $35,474           41,763              .849          .849
Diluted Earnings Per Share . . . . . . . . . .                                      $1.379        $1.384
Diluted Earnings Per Share (rounded) . . . . .                                      $1.38         $1.38



All outstanding stock options were dilutive and were included in the dilutive computation for this period.



                                                                             1996
                                                ----------------------------------------------------------

                                                Available         Average             Earnings Per Share
                                                Income            Shares            Class A       Class B
                                                ---------         -----------       -------       --------
Net income . . . . . . . . . . . . . . . . . .  $45,095

Distributed earnings:
  Class A dividends declared . . . . . . . . .   (6,870)                            $ .470
  Class B dividends declared . . . . . . . . .  (12,905)                                          $ .475

Undistributed basic earnings . . . . . . . . .  $25,320           41,810              .606          .606
Basic Earnings Per Share . . . . . . . . . . .                                      $1.076        $1.081
Basic Earnings Per Share (rounded) . . . . . .                                      $1.08         $1.08

Dilutive effect of stock options . . . . . . .      (22)              46
Undistributed diluted earnings . . . . . . . .  $25,298           41,856              .604          .604
Diluted Earnings Per Share . . . . . . . . . .                                      $1.074        $1.079
Diluted Earnings Per Share (rounded) . . . . .                                      $1.07         $1.08

146,660 of the 754,156 average outstanding stock options were antidilutive, and were excluded from the dilutive computation for this period.


Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None


                                     PART III



Item 10. - Directors and Executive Officers of the Registrant

Directors
    The information called for by this item with respect to Directors is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 20, 1998 under the captions - "Election of Directors"; "Information Concerning the Board of Directors and Committees"; and "Compensation of Executive Officers".

Executive Officers of the Registrant
    The information called for by this item with respect to Executive Officers of the Registrant is included at the end of Part I and is incorporated herein by reference.



Item 11. - Executive Compensation
    The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of share owners to be held October 20, 1998 under the caption "Compensation of Executive Officers".



Item 12. - Security Ownership of Certain Beneficial Owners and Management The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of share owners to be held October 20, 1998 under the caption "Share Ownership Information".



Item 13. - Certain Relationships and Related Transactions
    The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of share owners to be held October 20, 1998 under the caption "Compensation Committee Interlocks and Insider Participation".

                                      PART IV



Item 14. - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

     1.  Financial Statements:
     The following consolidated financial statements of the Registrant are found in Item 8 and incorporated herein.
                                                                       Page
Report of Management . . . . . . . . . . . . . . . . . . . . . . . .   25
Report of Independent Public Accountants . . . . . . . . . . . . . .   26
Consolidated Balance Sheets
   as of June 30, 1998 and 1997  . . . . . . . . . . . . . . . . . .   27
Consolidated Statements of Income
   for the Three Years Ended June 30, 1998 . . . . . . . . . . . . .   28
Consolidated Statements of Cash Flows
   for the Three Years Ended June 30, 1998 . . . . . . . . . . . . .   29
Consolidated Statements of Share Owners' Equity
   for the Three Years Ended June 30, 1998 . . . . . . . . . . . . .   30
Notes to Consolidated Financial Statements . . . . . . . . . . . . .   31-45



    2.  Financial Statement Schedules:
                                                                       Page
VIII.  Valuation and Qualifying Accounts
          for the Three Years Ended June 30, 1998  . . . . . . . . .   50

    Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

    3.  Exhibits
    See the Exhibit Index on page 51 for a list of the exhibits filed or incorporated herein as a part of this report.


(b)  Reports on Form 8-K:
  No reports on Form 8-K were filed during the fourth quarter of the 1998 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                KIMBALL INTERNATIONAL, INC.


                             by Robert F. Schneider
                                ROBERT F. SCHNEIDER
                                Executive Vice President,
                                Chief Financial Officer
                                and Assistant Treasurer
                                August 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                Douglas A. Habig
                                DOUGLAS A. HABIG
                                Chief Executive Officer
                                September 2, 1998


                                James C. Thyen
                                JAMES C. THYEN
                                President
                                September 2, 1998


                                Robert F. Schneider
                                ROBERT F. SCHNEIDER
                                Executive Vice President,
                                Chief Financial Officer
                                and Assistant Treasurer
                                August 31, 1998


                                Roy W. Templin
                                ROY W. TEMPLIN
                                Vice President,
                                Corporate Controller
                                August 31, 1998

            Signature                               Signature



         THOMAS L. HABIG*                        DOUGLAS A. HABIG*
         Director                                Director



         JOHN B. HABIG*                          JAMES C. THYEN*
         Director                                Director



         JOHN T. THYEN*                          JACK R. WENTWORTH*
         Director                                Director



         GARY P. CRITSER*                        BRIAN K. HABIG*
         Director                                Director


         ALAN B. GRAF, JR.*                      POLLY KAWALEK*
         Director                                Director



* The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date

August 31, 1998                             Ronald J. Thyen
                                            RONALD J. THYEN
                                            Director



September 3, 1998                           Christine M. Vujovich
                                            CHRISTINE M. VUJOVICH
                                            Director


                              Attorneys-In-Fact

KIMBALL INTERNATIONAL, INC.
Schedule VIII. - Valuation and Qualifying Accounts
(Amounts in Thousands)


                                             Additions
                                 Balance at   Charged    Charged    Writeoffs  Balance
                                 Beginning      to       to Other      and     at End
Description                       of Year     Expense    Accounts   Recoveries of Year
YEAR ENDED JUNE 30, 1998:
 Valuation Allowances:
      Accounts Receivable         $4,017      $   731      $(104)     $(621)   $4,023
      Deferred Tax Asset          $4,438      $   356        ---        ---    $4,794

YEAR ENDED JUNE 30, 1997:
 Valuation Allowances:
      Accounts Receivable         $4,075      $   833      $(427)     $(464)   $4,017
      Deferred Tax Asset          $7,899      $(3,461)       ---        ---    $4,438


YEAR ENDED JUNE 30, 1996:
 Valuation Allowance:
      Accounts Receivable         $4,245      $   670        ---      $(840)   $4,075
      Deferred Tax Asset          $8,078      $  (179)       ---        ---    $7,899





** Reductions to the deferred tax asset valuation allowance during fiscal year 1997 relate primarily to the sale of the Company's United Kingdom subsidiary and related transfer of net operating loss tax benefits to the buyer.


                           KIMBALL INTERNATIONAL, INC.

                                INDEX OF EXHIBITS

 3(a)    Amended and restated Articles of Incorporation of the Company.
         (Incorporated by reference to the Company's Form 10-Q for the period ended December 31, 1997.)

 3(b)    Restated Bylaws of the Company.
         (Incorporated by reference to the Company's Form 10-Q for the period ended March 31, 1998.)

10(a)*   Supplemental Bonus Plan.  (Incorporated by reference to the
         Company's Form 10-K for the year ended June 30, 1994.)

10(b)*   Employment Contract with Arnold F. Habig dated June 12, 1990.
         (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1995.)

10(c)* Agreement with Directors who are also employees of the Company concerning $25,000 payment to a named beneficiary upon death.
         (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1997.)

10(d)*   1996 Stock Incentive Program. (Incorporated by reference to the
         Company's Schedule 14A Definitive Proxy Statement and Notice of
         Annual Meeting of Share Owners held October 22, 1996.)

10(e)* 1996 Director Stock Compensation and Option Plan. (Incorporated by reference to the Company's Schedule 14A Definitive Proxy
         Statement and Notice of Annual Meeting of Share Owners held
         October 22, 1996.)

10(f)* Form of Split Dollar Life Insurance Contract. (Incorporated by reference to the Company's Form 10-K for the year ended
         June 30, 1995.)

10(g)* Supplemental Employee Retirement Plan. (Incorporated by reference to the Company's Form 10-K for the year ended
         June 30, 1995.)

11 Computation of Earnings Per Share. (Incorporated by reference to Note 15, Earnings Per Share, of the Notes to Consolidated Financial Statements, which can be found in Item 8.)

21       Significant Subsidiaries of the Company.

23       Consent of Independent Public Accountants.

24       Power of Attorney.

27       Financial Data Schedule.

* = constitutes management contract or compensatory arrangement.