Form 10-Q
period 1998-09-30
KIMBALL INTERNATIONAL INC
filed 1998-11-02
CIK 55772

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

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


The number of shares outstanding of the Registrant's common stock as of October 20, 1998 were:

   Class A Common Stock - 14,370,559 shares
   Class B Common Stock - 26,319,519 shares

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX


                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          - September 30, 1998, (Unaudited) and June 30, 1998 . . . . . . 3

          Consolidated Statements of Income (Unaudited)
          - Three Months Ended September 30, 1998 and 1997. . . . . . . . 4

          Consolidated Statements of Cash Flows (Unaudited)
          - Three Months Ended September 30, 1998 and 1997 . . . . . . . .5

          Notes To Consolidated Financial Statements (Unaudited). . . . . 6


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . . 7-11

  Item 3. Quantitative and Qualitative Disclosures about Market Risk. . . 12


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


                                                   PART I.
                                           FINANCIAL INFORMATION
                               KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (dollars in thousands)


                                                            (unaudited)
                                                           September 30,               June 30,
                                                               1998                      1998
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $  1,328                  $ 16,757
  Short-term investments                                      131,014                   156,010
  Receivables, less allowances
      of $4,088 and $4,023, respectively                      132,233                   119,170
  Inventories                                                  99,739                    96,303
  Other                                                        25,458                    24,697
     Total Current Assets                                     389,772                   412,937
PROPERTY AND EQUIPMENT - at cost, less
      accumulated depreciation of $252,269 and
      $245,751, respectively                                  192,715                   182,798
OTHER ASSETS                                                   49,879                    33,903
       Total Assets                                          $632,366                  $629,638


LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Loans payable                                              $  8,393                  $  4,318
  Current maturities of long-term debt                            442                       434
  Accounts payable                                             62,743                    60,907
  Dividends payable                                             6,441                     6,521
  Accrued expenses                                             81,968                    81,030
     Total Current Liabilities                                159,987                   153,210
OTHER LIABILITIES:
  Long-term debt, less current maturities                       2,352                     1,856
  Deferred income taxes and other                              25,225                    25,949
     Total Other Liabilities                                   27,577                    27,805
SHARE OWNERS' EQUITY:
  Common stock                                                  2,151                     2,151
  Additional paid-in capital                                    6,018                     6,022
  Retained earnings                                           471,002                   464,880
  Foreign currency translation adjustment                       1,523                     1,535
  Unrealized gain on available-for-sale securities              1,917                     2,174
  Less: Treasury stock, at cost                               (37,809)                  (28,139)
     Total Share Owners' Equity                               444,802                   448,623
       Total Liabilities and Share Owners' Equity            $632,366                  $629,638


See Notes to Consolidated Financial Statements

                            KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                           (amounts in thousands except per share amounts)




                                                                  (unaudited)
                                                              Three Months Ended
                                                                 September 30,
                                                              1998        1997

Net Sales                                                   $264,646    $245,857

Cost of Sales                                                186,089     171,577

Gross Profit                                                  78,557      74,280

Selling, Administrative
   and General Expenses                                       61,982      56,277

Operating Income                                              16,575      18,003

Other Income (Expense):
  Interest Expense                                              (105)        (95)
  Interest Income                                              1,964       2,278
  Other - net                                                  1,057         646
    Other Income - net                                         2,916       2,829

Income Before Taxes on Income                                 19,491      20,832

Taxes on Income                                                6,928       7,803

Net Income                                                  $ 12,563    $ 13,029



Earnings Per Share of Common Stock:
 Basic:
     Class A Common Stock                                      $ .31       $ .31
     Class B Common Stock                                      $ .31       $ .31
 Diluted:
     Class A Common Stock                                      $ .30       $ .31
     Class B Common Stock                                      $ .31       $ .31


Dividends Per Share of Common Stock:
     Class A Common Stock                                      $ .155      $ .14375
     Class B Common Stock                                      $ .160      $ .145


Average total number of shares
   outstanding Class A and B
   Common Stock:
     Basic                                                     40,930     41,474
     Diluted                                                   41,179     41,872


See Notes to Consolidated Financial Statements.  Share data has been adjusted for the 2-for-1 common stock split effective on November 12, 1997.

                             KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (dollars in thousands)



                                                                      (unaudited)
                                                                   Three Months Ended
                                                                      September 30,
                                                                 1998            1997
Cash Flows From Operating Activities:
  Net income                                                   $ 12,563        $ 13,029
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                9,252           8,194
     Gain on sales of assets                                       (208)           (148)
     Deferred income tax and other deferred charges              (2,338)            640
     Change in current assets and liabilities:
       Receivables                                              (13,063)        (14,686)
       Inventories                                               (3,436)         (7,756)
       Other current assets                                         469             775
       Accounts payable                                           1,836           2,975
       Accrued expenses                                           1,029          (3,056)
          Net Cash Provided/(Used) By Operating Activities        6,104             (33)

Cash Flows From Investing Activities:
  Capital expenditures                                          (17,977)         (8,639)
  Proceeds from sales of assets                                     340             298
  Increase in other assets                                      (17,357)           (585)
  Purchases of held-to-maturity investments                        (400)         (4,415)
  Maturities of held-to-maturity investments                      5,410          17,402
  Purchases of available-for-sale securities                    (13,462)        (20,149)
  Sales and maturities of available-for-sale securities          33,575          15,000
          Net Cash Used For Investing Activities                 (9,871)         (1,088)

Cash Flows From Financing Activities:
  Net increase in short-term borrowings                           4,075             121
  Net change in long-term debt                                      504            (156)
  Dividends paid to share owners                                 (6,521)         (5,989)
  Acquisition of treasury stock, net of sales                   (10,475)            ---
  Proceeds from exercise of stock options                           797             622
  Other - net                                                       (29)           (161)
          Net Cash Used For Financing Activities                (11,649)         (5,563)

Effect of Exchange Rate Change on
  Cash and Cash Equivalents                                         (13)             44
Net Decrease in Cash and Cash Equivalents                       (15,429)         (6,640)

Cash and Cash Equivalents-Beginning of Period                    16,757          18,818
Cash and Cash Equivalents-End of Period                        $  1,328        $ 12,178


Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income taxes                                              $    125        $    225
     Interest                                                  $    125        $    121


Total Cash, Cash Equivalents and
  Short-Term Investments:
     Cash and cash equivalents                                 $  1,328        $ 12,178
     Short-term investments                                     131,014         142,196
          Totals                                               $132,342        $154,374


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

(2)  Inventories consist of:  (in thousands)
                       September 30,      June 30,
                          1998             1998
      Raw Materials      $48,551         $51,967
      Work-in-Process     12,833          12,971
      Finished Goods      38,355          31,365
         Total           $99,739         $96,303

     For interim reporting, LIFO inventories are computed based on estimated year-end quantities and interim changes in price levels.  Changes in such estimates will be reflected in the interim financial statements in the period in which they occur.

(3) Earnings per share are computed under the method prescribed in Financial Accounting Standards Board Statement No. 128 for computing earnings per share for two class common stock due to the dividend preference of Class
     B Common Stock. The Company adopted FASB Statement No. 128 effective with the second quarter of fiscal year 1998, disclosing both basic and diluted earnings per share. The Company's outstanding stock options are considered when calculating diluted earnings per share. Prior period amounts have been restated to compute EPS on this method.

(4) At the annual meeting held on October 28, 1997, the Company's Share Owners approved a two-for-one stock split on the Company's Class A and Class B Common Stock. The stock split became effective on November 12, 1997. Financial information contained in this report, including prior period share and per share amounts, has been adjusted to reflect the impact of the common stock split. Additional information may be found in the Company's 10-K for the twelve month period ended June 30, 1998, under the caption Part II: Item 8 - Financial Statements and Supplementary Data.

(5) Effective July 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 - Comprehensive Income. Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three month period ending September 30, 1998 and 1997 is as follows: (in thousands)

                                                    Three Months Ended
                                                      September 30,

                                                   1998            1997
Net Income                                       $12,563         $13,029
Unrealized (Loss)/Gain on
  Available-For-Sale-Securities                     (257)            358
Foreign Currency Translation Adjustment              (12)           (174)
      Comprehensive Income                       $12,294         $13,213

(6) On September 15, 1998, the Company acquired with available cash on hand, the assets of Transwall, Inc. of Pennsylvania, manufacturers of systems office furniture products. The acquisition was accounted for as a purchase with operating results included in the Company's Consolidated Statement of Income from the date of acquisition. Transwall's results of operations were immaterial to the Company's Consolidated Statement of Income for the current quarter.

                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations

OVERVIEW
First quarter fiscal year 1999 sales of $264,646,000 surpassed first quarter 1998 sales by 8%. Net income was $12,563,000, a decrease of 4% from the prior year. Class B diluted earnings per share remained constant with the prior year at $0.31.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997
First quarter 1999 net sales increased in two of the Company's three business segments when compared to the prior year - the Furniture and Cabinets segment
and the Processed Wood Product and Other segment.   The Electronic Contract
Assemblies segment experienced a decline in net sales during this same time period. During the first quarter, a product mix shift occurred away from Electronic Contract Assemblies to Furniture and Cabinets, when compared to the first quarter of fiscal 1998. Current year first quarter operating income slipped 8% to $16,575,000, from $18,003,000 in 1998.

FURNITURE AND CABINETS
The Furniture and Cabinets segment, the Company's largest segment, saw a 14% increase in first quarter net sales over the prior year. Quarterly sales in the major product groups within this segment surpassed first quarter 1998 sales, including office furniture, original equipment manufacturer's (OEM) cabinets and furniture, and lodging furniture.

Increased volumes resulted in record quarterly office furniture sales in the first quarter of fiscal 1999. Sales of casegoods, seating and systems products all exceeded the prior year, while sales of storage products declined. First quarter office furniture sales growth significantly outpaced the most recent Business and Institutional Furniture Manufacturer's Association (BIFMA) industry statistics for the three-month period ending August 1998. On September 15, 1998, the Company finalized the purchase of Transwall, Inc., a manufacturer of stackable panel systems and floor-to-ceiling products, which will increase its already extensive office furniture product offering. The acquisition was accounted for as a purchase, with results of operations included in consolidated results from the date of acquisition, and was financed with available cash on hand. Transwall's first quarter results were not material to the consolidated operating results.

First quarter fiscal 1999 net sales for cabinets and furniture product lines surpassed 1998 levels, with volume increases in television cabinets and stands more than offsetting declines in audio speaker cabinets. While sales of Kimball-branded home furniture increased in the first quarter of fiscal 1999, total sales of residential furniture, which includes contract residential
furniture sales, decreased in comparison to 1998.   In the first quarter of the
prior year, sales of OEM cabinets and stands in the home entertainment market were negatively impacted by the relocation of a large customer and its longer
than anticipated start up time, resulting in lower volumes in 1998.   The

Company's production flexibility allows it to utilize portions of available production capacity within this group to support and balance increased production schedules of other product lines within this segment.

Net sales of lodging furniture in the first quarter of fiscal 1999 increased from 1998. Both the standard product offering as well as custom-made product experienced double digit growth when compared to the prior year. Higher volumes, particularly in the Company's standard product offering, are partially the result of value-reengineering of products, which reduced costs and helped to lower prices to the customer while still meeting customer defined quality, making the product more competitive in the marketplace.

Increased sales helped attribute to slightly higher first quarter 1999 operating income in the Furniture and Cabinets segment over 1998 levels. Cost of goods sold was higher in 1999 as increased material costs, as a percent of sales, particularly evident in the office furniture group due to sales discounting, were partially offset by lower direct labor and overhead costs, as a percent of sales. Both selling and administrative costs were higher in dollar terms over
the prior year.   Selling expenses were lower, as a percent of sales, in the current year primarily the result of focused cost reduction initiatives. As the office furniture group's market share grows in a price competitive marketplace, sales-based incentive costs and price discounts remain at elevated levels.

ELECTRONIC CONTRACT ASSEMBLIES
Net sales in the first quarter in the Electronic Contract Assemblies segment fell 6% below the prior year, primarily the result of decreased volumes in computer-related products. To a lesser extent, fiscal 1999 first quarter results were unfavorably impacted by the General Motors (GM) labor strike which was settled in July 1998, as the Electronic Contract Assemblies segment assembles components that are installed in GM vehicles. Included in this segment are sales to one customer which accounted for 13% and 15% of consolidated sales in the first quarter of fiscal 1999 and 1998, respectively.

As first quarter sales declined in this segment, operating income also decreased when compared to the prior year. Cost of goods sold, as a percent of sales, increased as lower material costs, as a percent of sales, were more than offset by higher direct labor and overhead costs. Selling costs remained fairly stable with the prior year, while administrative costs increased from one year ago on increased investments in people and higher technology costs. The Company continues to build its infrastructure to support growth opportunities, as evidenced by the recent expansion of its Mexican production facility. This segment's working capital carries a higher degree of risk than the Company's other segments due to rapid technological changes and the contract nature of this industry.

PROCESSED WOOD PRODUCTS AND OTHER
Outside sales in the Processed Wood Products and Other segment, which accounted for 6% of consolidated outside sales in the first quarter of fiscal 1999,
increased 14% over the prior year.   An increased emphasis by the Company to
grow outside sales in this segment aided first quarter results, as new product offerings and new customers complemented the effort. First quarter sales of dimension, veneer, and laminate products, plastic components and metal parts all increased from one year ago. Internal sales of this segment to the Company's other operations, particularly the Furniture and Cabinets segment, provide a key link in the Company's vertically integrated supply chain. Operating income
remained flat in the current year on higher sales.   Lower material and overhead
costs, as a percent of sales, were partially offset by increased labor costs, as a percent of sales. Selling expenses, as a percent of sales, increased in the current year first quarter.

On August 24, 1998, the Company completed the purchase of an 11,700-acre land parcel for $13.5 million which nearly doubles the timberland holdings of the Company. The acquisition was made to help support the procurement of raw materials in this segment and to provide possible future manufacturing facility locations. The acquisition was financed with available cash on hand.

CONSOLIDATED OPERATIONS
Other income in the first quarter of fiscal 1999 increased slightly over the prior year. Interest income decreased when compared to the prior year as the Company's investment portfolio mix is more heavily weighted in tax-free municipal bonds with a lower pre-tax interest rate.

The effective income tax rate decreased 2.0 percentage points for the first quarter of fiscal 1999 when compared to the prior year due to a lower effective state income tax rate.

Net income was $12,563,000, a decrease of 4% from the prior year level of $13,029,000. Class B diluted earnings per share remained constant with the prior year at $0.31. The earnings per share amounts reflect a two-for-one stock split which occurred during the second quarter of the prior fiscal year. All prior year amounts have been restated.

LIQUIDITY AND CAPITAL RESOURCES
The Company's aggregate of cash, cash equivalents, and short-term investments decreased from $173 million at the end of fiscal 1998 to $132 million at the end of the first quarter in fiscal 1999 due primarily to cash outlays during the quarter for strategic capital investments and Class B common stock repurchases. Working capital at September 30, 1998 was $230 million with a current ratio of 2.4, compared to working capital of $260 million and a current ratio of 2.7 at June 30, 1998.

Operating activities generated $6 million of cash flow in the first quarter of fiscal 1999 compared to a breakeven in the first quarter of 1998. Net income and non-cash charges to net income were partially offset by increases in receivables of $13 million and inventory of $3 million. The Company reinvested $35 million into capital investments for the future, including the purchase of 11,700 acres of timber and harvest land, Transwall, Inc., computer equipment, and production equipment. Financing cash flows were primarily in the form of

$10 million in share repurchases and $7 million in dividend payments. Net cash flow, excluding the purchases and maturities of short-term investments was a negative $41 million for the first quarter of fiscal year 1999.

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

YEAR 2000
The Company continues to focus on the Year 2000 issue. The Company is currently conducting integrated testing of interfaces between various applications used within the Company, and has begun developing contingency plans outlining recovery strategies for possible failures. The estimated completion date for Year 2000 compliance is still in the January - March, 1999 time frame, as disclosed in the Company's Form 10-K for the period ending June 30, 1998. The total gross cost of Year 2000 compliance remains in the $9 million to $11 million range. Approximately 45% of the total costs had been incurred as of September 30, 1998, compared to 25% at June 30, 1998. Redeployed information technology resources are anticipated to account for approximately 50% of the total costs, with the balance being incremental costs to the Company. Approximately 30% of the total gross costs relate to machinery and other fixed assets which will be capitalized, with the remaining costs being expensed as incurred.

The Company has not identified any additional material key risk factors associated with the Year 2000 beyond those disclosed in its Form 10-K for the period ending June 30, 1998.

The Year 2000 disclosure includes forward-looking statements under the Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties including, but not limited to such factors as the availability and cost of human resources with expertise in this area, the ability of its customers and suppliers to meet Year 2000 compliance, the ability to locate and correct all relevant computer codes and time constraints.

EURO CURRENCY
The European Union's adoption of a common currency, known as the Euro, is not expected to have a material effect on the Company's financial condition or results of operations, as its European sales accounted for less than 2% of consolidated net sales in the first quarter of fiscal 1999. As the Company continues to explore investment opportunities abroad, it will monitor the possible effects of this currency conversion.

ACCOUNTING STANDARDS
In July 1998, the Company adopted Financial Accounting Standards No. 130,
comprehensive income.   This standard requires the disclosure of all changes in
equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income is reported in Note 5 of the Consolidated Financial Statements.

In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. Because the Company does not regularly engage in derivative activity, this new standard is not expected to have a material effect on the Company's financial condition or results of operations.

_______________________________________________________________________________


This document contains certain statements, which could be considered forward-looking under the Private Securities Litigation Reform Act of 1995. Cautionary statements regarding these statements have been included in this document, when appropriate. Additional cautionary statements regarding these types of statements and other factors that could have an effect on the future performance of the Company are contained in the Company's Form 10-K filing for the period ending June 30, 1998.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk


As of September 30, 1998, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $131 million. The Company classifies its short-term investments in accordance with Financial Accounting Standards Board Statement No. 115, accounting for Certain Investments in Debt and Equity Securities. Held-to-maturity securities are stated at amortized cost and available-for-sale securities are stated at market value with unrealized gains and losses being recorded net of tax related effect, if any, as a component of share owners' equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. As of the latest fiscal year-end, foreign sales, operating income and assets, each comprised less than 3% of consolidated amounts. Historically, the effect of movements in the exchange rates have been immaterial to the consolidated operating results of the Company.

                                PART II.
                            OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

         (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

             (11)   Computation of Earnings Per Share

             (27)   Financial Data Schedule

         (b) Reports on Form 8-K

                   Form 8-K dated August 18, 1998, was filed pursuant to Item 5 (Other Events) which contained the Company's news release dated August 17, 1998, announcing the signing of a definitive agreement to acquire the assets of Transwall, Inc.

                   Form 8-K dated August 24, 1998, was filed pursuant to Item 5 (Other Events) which contained the Company's news release dated August 24, 1998, announcing the acquisition of an 11,700 acre land parcel which nearly doubled the timberland holdings of the Company.

                   Form 8-K dated September 16, 1998, was filed pursuant to Item 5 (Other Events) which contained the Company's news release dated September 15, 1998, announcing the completion of the purchase of Transwall, Inc.

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

Date: November 2, 1998



Kimball International, Inc.
Exhibit Index

Exhibit No.          Description

11                   Computation of Earnings Per Share
27                   Financial Data Schedule
