Form 10-Q
period 1998-12-31
KIMBALL INTERNATIONAL INC
filed 1999-02-12
CIK 55772

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1998

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


The number of shares outstanding of the Registrant's common stock as of February 9, 1999 were:

   Class A Common Stock - 14,310,351 shares
   Class B Common Stock - 26,326,110 shares

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX


                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          - December 31, 1998 (Unaudited) and June 30, 1998 . . . . . . . 3

          Consolidated Statements of Income (Unaudited)
          - Three Months and Six Months Ended December 31, 1998 and 1997. 4

          Consolidated Statements of Cash Flows (Unaudited)
          - Six Months Ended December 31, 1998 and 1997 . . . . . . . . . 5

          Notes To Consolidated Financial Statements (Unaudited). . . . . 6


  Item 2. Management's Discussion and Analysis Of
          Financial Condition and Results of Operations . . . . . . . . . 7-11

  Item 3. Quantitative & Qualitative Disclosures about Market Risk. . . . 12

PART II  OTHER INFORMATION:

  Item 4(c). Submission of Matters to a Vote of Security Holders. . . . . 13

  Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 14

             Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 14


             Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . 15



                                                   PART I.
                                           FINANCIAL INFORMATION
                               KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (dollars in thousands)


                                                            (unaudited)
                                                            December 31,               June 30,
                                                               1998                      1998
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $    784                  $ 16,757
  Short-term investments                                      132,988                   156,010
  Receivables, less allowances
      of $4,523 and $4,023, respectively                      134,747                   119,170
  Inventories                                                  95,675                    96,303
  Other                                                        23,460                    24,697
     Total Current Assets                                     387,654                   412,937
PROPERTY AND EQUIPMENT - at cost, less
  accumulated depreciation of $258,986
  and $245,751, respectively                                  195,329                   182,798
OTHER ASSETS                                                   48,509                    33,903
       Total Assets                                          $631,492                  $629,638

LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Loans payable                                              $ 10,310                  $  4,318
  Current maturities of long-term debt                            446                       434
  Accounts payable                                             65,772                    60,907
  Dividends payable                                             6,441                     6,521
  Accrued expenses                                             67,668                    81,030
     Total Current Liabilities                                150,637                   153,210
OTHER LIABILITIES:
  Long-term debt, less current maturities                       2,391                     1,856
  Deferred income taxes and other                              25,688                    25,949
     Total Other Liabilities                                   28,079                    27,805
SHARE OWNERS' EQUITY:
  Common stock                                                  2,151                     2,151
  Additional paid-in capital                                    6,380                     6,022
  Retained earnings                                           479,497                   464,880
  Foreign currency translation adjustment                       1,696                     1,535
  Unrealized gain on available-for-sale
      securities                                                1,336                     2,174
  Less:  Treasury stock, at cost                              (38,284)                  (28,139)
     Total Share Owners' Equity                               452,776                   448,623
       Total Liabilities and Share Owners' Equity            $631,492                  $629,638


See Notes to Consolidated Financial Statements

                                    KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                   (amounts in thousands except per share amounts)



                                             (unaudited)                             (unaudited)
                                         Three Months Ended                        Six Months Ended
                                            December 31,                             December 31,
                                         1998          1997                       1998          1997

Net Sales                              $280,080      $264,524                   $544,726      $510,381

Cost of Sales                           197,027       184,572                    383,116       356,149

Gross Profit                             83,053        79,952                    161,610       154,232

Selling, Administrative
   and General Expenses                  64,715        60,134                    126,697       116,411

Operating Income                         18,338        19,818                     34,913        37,821

Other Income (Expense):
  Interest Expense                         (168)         ( 98)                      (273)         (193)
  Interest Income                         1,570         2,309                      3,534         4,587
  Other - net                             3,095         2,661                      4,152         3,307
     Other Income - net                   4,497         4,872                      7,413         7,701

Income Before Taxes on Income            22,835        24,690                     42,326        45,522

Taxes on Income                           7,900         9,205                     14,828        17,008

Net Income                             $ 14,935      $ 15,485                   $ 27,498      $ 28,514


Earnings Per Share of Common Stock:
 Basic:
     Class A Common Stock                 $ .36         $ .37                     $  .67         $ .68
     Class B Common Stock                 $ .37         $ .38                     $  .68         $ .69
 Diluted:
     Class A Common Stock                 $ .36         $ .36                     $  .66         $ .67
     Class B Common Stock                 $ .37         $ .37                     $  .67         $ .68


Dividends Per Share of Common Stock:
     Class A Common Stock                 $ .155        $ .145                    $  .310        $ .28875
     Class B Common Stock                 $ .160        $ .150                    $  .320        $ .295

Average total number of shares
   outstanding Class A and B
   Common Stock:
     Basic                                40,698        41,523                    40,814         41,499
     Diluted                              40,971        41,930                    41,073         41,942

See Notes to Consolidated Financial Statements

                             KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (dollars in thousands)



                                                                      (unaudited)
                                                                    Six Months Ended
                                                                       December 31,
                                                                 1998            1997
Cash Flows From Operating Activities:
  Net income                                                   $ 27,498        $ 28,514
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                               19,103          16,516
     Gain on sales of assets                                       (231)         (1,835)
     Deferred income tax and other deferred charges                 (51)           (652)
  Change in current assets and liabilities:
     Receivables                                                (15,577)        (10,814)
     Inventories                                                 (4,334)         (7,143)
     Other current assets                                         1,027           1,096
     Accounts payable                                             4,865          (1,993)
     Accrued expenses                                            (8,089)         (1,228)
          Net Cash Provided By Operating Activities              24,211          22,461

Cash Flows From Investing Activities:
  Capital expenditures                                          (29,341)        (16,490)
  Proceeds from sales of assets                                     737             374
  Proceeds from sale of division/subsidiary                         -0-           3,150
  Increase in other assets                                      (17,485)         (2,132)
  Purchases of held-to-maturity investments                        (400)        (21,413)
  Maturities of held-to-maturity investments                      5,410          34,932
  Purchases of available-for-sale securities                    (24,405)        (20,000)
  Sales and maturities of available-for-sale securities          41,580          23,000
          Net Cash (Used For)/Provided By Investing Activities  (23,904)          1,421

Cash Flows From Financing Activities:
  Change in short-term borrowings                                 5,992             (49)
  Net change in long-term debt                                      547            (281)
  Dividends paid to share owners                                (12,962)        (11,988)
  Acquisition of treasury stock, net of sales                   (10,738)            -0-
  Proceeds from exercise of stock options                           818           1,039
  Other - net                                                        62             (14)
          Net Cash Used For Financing Activities                (16,281)        (11,293)

Effect of Exchange Rate Change on
  Cash and Cash Equivalents                                           1             (10)
Net (Decrease)/Increase in Cash and Cash Equivalents            (15,973)         12,579

Cash and Cash Equivalents-Beginning of Period                    16,757          18,818
Cash and Cash Equivalents-End of Period                        $    784        $ 31,397

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income taxes                                              $ 14,210        $ 15,750
     Interest                                                  $    287        $    207

Total Cash, Cash Equivalents and
  Short-Term Investments:
     Cash and cash equivalents                                 $    784        $ 31,397
     Short-term investments                                     132,988         133,639
          Totals                                               $133,772        $165,036


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

(2)  Inventories consist of:  (in thousands)
                       December 31,       June 30,
                          1998             1998
      Raw Materials      $49,418         $51,967
      Work-in-Process     12,390          12,971
      Finished Goods      33,867          31,365
         Total           $95,675         $96,303

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

(4) Effective July 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 - Comprehensive Income. Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three month and six month periods ending December 31, 1998 and 1997 is as follows: (in thousands)

                                                   Three Months Ended              Six Months Ended
                                                      December 31,                    December 31,

                                                   1998            1997           1998           1997
Net Income                                       $14,935         $15,485        $27,498        $28,514
Unrealized (Loss)/Gain on
  Available-For-Sale-Securities                     (581)            123           (838)           481
Foreign Currency Translation Adjustment              173              70            161           (104)
      Comprehensive Income                       $14,527         $15,678        $26,821        $28,891

(5) On September 15, 1998, the Company acquired with available cash on hand, the assets of Transwall, Inc. Of Pennsylvania, manufacturers of systems office furniture products. The acquisition was accounted for as a purchase with operating results included in the Company's Consolidated Statement of Income from the date of acquisition. Transwall's results of operations were immaterial to the Company's Consolidated Statements of Income for the three month and six month periods ending December 31, 1998.

(6) The Company recorded a $2.1 million pretax gain on the sale of a stock investment of which the Company held a minor interest, during the second quarter of the current fiscal year. This pretax gain is reported in Other-net, and added $1.3 million to net income, or $0.03 per common share. The per share amount applies to both basic and diluted earnings per share.

(7) The Company recorded a $1.8 million pretax gain on the sale of real estate in the second quarter of the prior fiscal year. This pretax gain was reported in Other-net, and added $1.0 million to net income, or $0.02 per common share. The per share amount applies to both basic and diluted earnings per share.
                                 - 6 -

                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations



OVERVIEW
Net sales for the second quarter of fiscal year 1999 set a new quarterly record of $280,080,000, an increase of 6% over the prior year second quarter. Net sales of $544,726,000 for the six month period ending December 31, 1998 surpassed the prior year sales by 7% and also set a record for six month sales. Net income and Class B diluted earnings per share were $14,935,000 and $0.37, respectively, for the second quarter of fiscal 1999, a decrease of 4% from the prior year. Current year net income and Class B diluted earnings per share for the six month period were $27,498,000 and $0.67, respectively, a decrease of 4% from the prior year. Fiscal year 1999 second quarter net income results include a $1,337,000 after tax gain ($0.03 per diluted share) on the sale of a stock investment of which the Company held a minor interest. Fiscal 1998 second quarter results include a $1,008,000 after tax gain ($0.02 per diluted share) on the sale of real estate.


RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1997
Second quarter and six month period fiscal 1999 net sales increased in two of the Company's three business segments when compared to the prior year - the Furniture and Cabinets segment and the Processed Wood Products and Other
segment.   The Electronic Contract Assemblies segment experienced a decline in net sales during these same time periods. Current year second quarter operating income declined 7% to $18,338,000, from $19,818,000 in the same period of 1998. Operating income of $34,913,000 for the six month period declined 8% when compared to the prior year's operating income of $37,821,000.

FURNITURE AND CABINETS
Net sales in the Company's largest segment, Furniture and Cabinets, increased 9% and 11%, respectively, for the three and six month periods when compared to one year ago.

Net sales of office furniture increased for both the three and six month periods of fiscal 1999 over the prior year. Sales of systems products experienced double-digit growth while sales of casegoods products showed a moderate increase in both periods. Second quarter office furniture sales growth outpaced the most recent Business and Institutional Furniture Manufacturer's Association (BIFMA) industry statistics for the three-month period ending November 1998. On September 15, 1998, the Company finalized the purchase of Transwall, Inc., a manufacturer of stackable panel systems and floor-to-ceiling products, which increased its already extensive office furniture product offering. The acquisition was accounted for as a purchase, with results of operations included in consolidated results from the date of acquisition, and was financed with available cash on hand. Transwall's three and six month results were not material to the consolidated operating results.

Fiscal 1999 net sales for both the three and six month periods for cabinets and furniture product lines outpaced 1998 levels. Increased volumes of television cabinets attributed largely to the sales growth, as calendar year 1998 sales were up in the television industry as a whole. In the three and six month periods of the prior year, the Company's sales of OEM cabinets were negatively impacted by the relocation of a large customer and its longer than anticipated start up time, resulting in lower volumes in fiscal 1998.

Net sales of lodging furniture declined in the second quarter of fiscal 1999 from 1998 levels on lower volumes of both standard product offerings and custom-made product. Select segments of the lodging industry have recently been experiencing a softening in demand. Lodging furniture net sales for the current year six month period are ahead of the prior year.

Operating income in the Furniture and Cabinets segment for the second quarter of fiscal 1999 decreased from one year ago. Operating income for the six month period remained flat with one year ago. Cost of goods sold, as a percent of net sales, was higher in the second quarter of fiscal 1999 as material costs increased, as a percent of net sales. Cost of goods sold, as a percent of net sales, for the six month period also increased, as increased price discounting in the office furniture product lines reduced profit margins. Both selling and administrative costs for the three and six month periods were higher in dollar
terms over the prior year.   Selling expenses were lower, as a percent of net
sales, in the current year second quarter primarily the result of reduced sales incentive costs in the office furniture product lines and a more aggressive focus on cost reductions. Administrative costs were higher on increased people and technology investments.

ELECTRONIC CONTRACT ASSEMBLIES
Net sales in the Electronic Contract Assemblies segment for the three and six month periods decreased 3% and 4%, respectively, from the prior year. The sales mix in this segment has been shifting more toward electronic automotive products and away from computer related products, as evidenced by an increase in sales of automotive products and a decrease in computer related products in both the three and six month periods. Fiscal 1999 six month results were unfavorably impacted by the General Motors (GM) labor strike which was settled in July 1998, as the Electronic Contract Assemblies segment manufactures components that are installed in GM vehicles.

Operating income declined in this segment in both the three and six month periods, on lower sales. Due to the competitiveness of the marketplace, the selling prices of selected products have been reduced, therefore adversely affecting both sales and operating margins. Cost of goods sold, as a percent of net sales, increased for both the three and six month periods as lower material costs, as a percent of sales, were more than offset by higher direct labor and
overhead costs.    Both selling and administrative costs increased for the three and six month periods when compared to the prior year, on higher people and technology costs, as well as increased bad debt allowance relating to a former customer.

Included in this segment are sales to one customer, Lucas Varity, PLC, which accounted for 16% and 14%, respectively, of consolidated net sales in the three and six month periods of fiscal 1999. This same customer accounted for 16% of consolidated net sales in both the three and six month periods one year ago. Sales to this customer represent approximately one half of total sales in the Electronic Contract Assemblies segment, which has historically carried a higher operating income margin than the Company's other two business segments. Consistent with the general trend of consolidation in the automotive supplier business, this customer has recently announced tentative plans to sell its operations to TRW, Inc. The Company is uncertain at this time what effect, if any, this announcement may have on the contract production levels for this customer. This statement is a forward-looking statement under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to, strategic business actions taken by this customer.

This segment's investment capital carries a higher degree of risk than the Company's other segments due to rapid technological changes, the contract nature of this industry and the importance of sales to one customer.

PROCESSED WOOD PRODUCTS AND OTHER
Outside sales in the Processed Wood Products and Other segment increased 23% and 18%, respectively, for the three and six month periods compared to the prior year. The increase in sales resulted primarily from new product offerings and an increased focus to grow external sales in this segment. Sales of most major products within this segment increased in both the three and six month periods over the prior year. Internal sales of this segment to the Company's other operations, particularly the Furniture and Cabinets segment, provide a key link in the Company's vertically integrated supply chain. Operating income declined for the second quarter and the six month period of fiscal 1999 when compared to
1998.   Cost of goods sold, as a percent of net sales, increased for both the three and six month comparisons partially due to higher labor costs, as a percent of sales.

In the first quarter of fiscal 1999, the Company completed the purchase of an 11,700-acre land parcel which nearly doubled the timberland holdings of the Company. The acquisition was made to help support the procurement of raw materials in this segment and to provide possible future manufacturing facility locations. The acquisition was financed with available cash on hand.

CONSOLIDATED OPERATIONS
Consolidated selling, general and administrative expenses increased, as a percent of sales, .4 percentage point and .5 percentage point, respectively, for the three and six months of fiscal 1999 compared to the prior year, due to investments made in human resources, information technology and capacity and product line expansions to support more aggressive, long-term growth. The Company continues to review activities, processes and costs to assess where such could be reduced while continuing to provide quality products and services to the marketplace.

Other income decreased in both the three and six month periods of fiscal 1999 primarily the result of a decline in interest income caused by a combination of lower average investment balances and a shift in the Company's investment portfolio mix more heavily weighted toward tax-free municipal bonds with lower pre-tax interest rates. In the second quarter of fiscal 1999 the Company recorded a $1,337,000 after tax gain ($0.03 per diluted share) on the sale of a stock investment of which the Company held a minor interest. Fiscal 1998 second quarter income includes a $1,008,000 after tax gain ($0.02 per diluted share) on the sale of real estate.

The effective income tax rate decreased 2.7 percentage points for the second quarter of fiscal 1999 and 2.4 percentage points for the six month period when compared to the prior year, primarily due to a decrease in the effective federal income tax rate for the quarter as the Company utilized capital losses to offset part of the capital gain on the above mentioned sale of stock.

Net income and Class B diluted earnings per share for the second quarter were $14,935,000 and $0.37, respectively, a decrease of 4% from the prior year levels. Net income of $27,498,000 and Class B diluted earnings per share of $0.67 for the six month period of fiscal 1999 decreased 4% from the prior year.

LIQUIDITY AND CAPITAL RESOURCES
The Company's aggregate of cash, cash equivalents, and short-term investments decreased from $173 million at the end of fiscal 1998 to $134 million at the end of the second quarter in fiscal 1999 due primarily to cash outlays during the first half of the fiscal year for strategic capital investments, dividends and Class B common stock repurchases. Working capital at December 31, 1998 was $237 million with a current ratio of 2.6, compared to working capital of $260 million and a current ratio of 2.7 at June 30, 1998.

Operating activities generated $24 million of cash flow in the first six months of fiscal 1999 compared to $22 million in the first six months of 1998. Net income and non-cash charges to net income were partially offset by increases in receivables of $16 million. The Company reinvested $47 million into capital investments for the future, including the purchase of 11,700 acres of timber and harvest land, Transwall, Inc., computer equipment, production equipment, and a child development facility. Financing cash flows were primarily in the form of $11 million in share repurchases and $13 million in dividend payments. Net cash flow, excluding the purchases and maturities of short-term investments was an outflow of $38 million for the six month period ending December 31, 1998.

As the Company anticipates increased investment activity in the future, it believes that available funds on hand, borrowing capacity, and cash generated from operations will be sufficient for working capital needs and to fund investments and acquisitions in the future. This statement is a forward-looking statement under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to a downturn in the economy, loss of key customers or suppliers, availability or cost of raw materials, or a natural disaster or similar unforeseen event.

SUBSEQUENT EVENT
On January 8, 1999, the Company announced the purchase of Southeast Millworks, a privately held manufacturer of store display fixtures. This acquisition will allow the Company to pursue new, potentially high-volume store fixture markets. The acquisition was accounted for as a purchase and was financed with available cash on hand.

YEAR 2000 READINESS DISCLOSURE
The Company continues to focus on the Year 2000 issue. Integrated testing of interfaces between various applications used within the Company has been completed. Contingency plans outlining recovery strategies for possible failures are currently being developed. The estimated completion date for Year 2000 compliance for mission critical items for a majority of the Company's operations is the end of March 1999 with a select few foreign operations being compliant by the end of June 1999. The total gross cost of Year 2000 compliance remains in the $9 million to $11 million range, as disclosed in the Company's Form 10-K for the period ending June 30, 1998. Approximately 60% of the total costs had been incurred as of December 31, 1998, compared to 45% at September 30, 1998. Redeployed information technology resources are anticipated to account for approximately 50% of the total costs, with the balance being incremental costs to the Company. Approximately 30% of the total gross costs relate to machinery and other fixed assets which will be capitalized, with the remaining costs being expensed as incurred.

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

ACCOUNTING STANDARDS
In July 1998, the Company adopted Financial Accounting Standards No. 130,
comprehensive income.   This standard requires the disclosure of all changes in
equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income is reported in Note 4 of the Consolidated Financial Statements.

In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The Company engages in limited derivative activity and currently does not expect this new standard to have a material effect on the Company's financial condition or results of operations.



____________________________________________________________________


This document contains certain statements which could be considered forward-looking under the Private Securities Litigation Reform Act of 1995. Cautionary statements regarding these statements have been included in this document, when appropriate. Additional cautionary statements regarding these types of Statements and other factors that could have an effect on the future performance of the Company are contained in the Company's Form 10-K filing for the period ending June 30, 1998.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 1998, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $133 million. The Company classifies its short-term investments in accordance with Financial Accounting Standards Board Statement No. 115, accounting for Certain Investments in Debt and Equity Securities. Held-to-maturity securities are stated at amortized cost and available-for-sale securities are stated at market value with unrealized gains and losses being recorded net of tax related effect, if any, as a component of share owners' equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

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

     The Company's Annual Meeting of Share Owners was held on October 20, 1998. The Board of Directors was elected in its entirety, based on the following election results:

  Nominees as Directors by
Holders of Class A Common Stock         Votes For*          Votes Withheld
      Thomas L. Habig                  13,753,921              39,440
      Douglas A. Habig                 13,754,561              38,800
      James C. Thyen                   13,754,561              38,800
      John B. Habig                    13,754,561              38,800
      Ronald J. Thyen                  13,753,537              39,824
      Christine M. Vujovich            13,754,561              38,800
      Brian K. Habig                   13,754,561              38,800
      John T. Thyen                    13,754,561              38,800
      Gary P. Critser                  13,754,561              38,800
      Alan B. Graf, Jr.                13,754,561              38,800
      Polly B. Kawalek                 13,754,561              38,800

   * Votes for nominees as Directors by holders of Class A Common Stock represented 96% of the total 14,382,596 Class A shares outstanding and eligible to vote.

  Nominee as Director by
Holders of Class B Common Stock         Votes For*          Votes Withheld
      Dr. Jack R. Wentworth            23,397,204              365,680

   * Votes for nominee as Director by holders of Class B Common Stock represented 87% of the total 26,790,107 Class B shares outstanding and eligible to vote.

Item 6. - Exhibits and Reports on Form 8-K

         (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

             (3b)   Restated By-laws of the Company

             (11)   Computation of Earnings Per Share

             (27)   Financial Data Schedule

         (b) Reports on Form 8-K

                   On October 21, 1998, the Company filed a Form 8-K reporting its press release under Item 5 - Other Events "Kimball International holds Annual Meeting of Share Owners."



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


                                        KIMBALL INTERNATIONAL, INC.


                                              Douglas A. Habig
                                              DOUGLAS A. HABIG
                                   (Chairman, Chief Executive Officer)


                                               Roy W. Templin
                                               ROY W. TEMPLIN
                                    (Vice President, Corporate Controller)

Date: February 12, 1999


Kimball International, Inc
Exhibit Index


Exhibit No.           Description

3b                    Restated By-laws of the Company
11                    Computation of Earnings Per Share
27                    Financial Data schedule
