Form 10-Q
period 1999-03-31
KIMBALL INTERNATIONAL INC
filed 1999-05-05
CIK 55772

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

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


The number of shares outstanding of the Registrant's common stock as of April 28, 1999 were:

   Class A Common Stock - 14,330,351 shares
   Class B Common Stock - 26,004,542 shares

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX


                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          - March 31, 1999 (Unaudited) and June 30, 1998. . . . . . . . . 3

          Consolidated Statements of Income (Unaudited)
          - Three Months and Nine Months Ended March 31, 1999 and 1998. . 4

          Consolidated Statements of Cash Flows (Unaudited)
          - Nine Months Ended March 31, 1999 and 1998 . . . . . . . . . . 5

          Notes To Consolidated Financial Statements (Unaudited). . . . . 6-7


  Item 2. Management's Discussion and Analysis Of
          Financial Condition and Results of Operations . . . . . . . . . 8-12

  Item 3. Quantitative & Qualitative Disclosures about Market Risk. . . . 13

PART II  OTHER INFORMATION:


  Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 14

             Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 14


             Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . 15



                                      PART I. FINANCIAL INFORMATION
                                      ITEM 1. FINANCIAL STATEMENTS
                               KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (dollars in thousands)


                                                            (unaudited)
                                                              March 31,                June 30,
                                                               1999                      1998
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $    939                  $ 16,757
  Short-term investments                                      125,626                   156,010
  Receivables, less allowances
      of $3,623 and $4,023, respectively                      142,187                   119,170
  Inventories                                                  93,989                    96,303
  Other                                                        22,109                    24,697
     Total Current Assets                                     384,850                   412,937
PROPERTY AND EQUIPMENT - at cost, less
  accumulated depreciation of $263,653
  and $245,751, respectively                                  200,390                   182,798
OTHER ASSETS                                                   51,081                    33,903
       Total Assets                                          $636,321                  $629,638

LIABILITIES AND SHARE OWNERS' EQUITY
CURRENT LIABILITIES:
  Loans payable                                              $  4,117                  $  4,318
  Current maturities of long-term debt                            509                       434
  Accounts payable                                             58,946                    60,907
  Dividends payable                                             6,381                     6,521
  Accrued expenses                                             82,213                    81,030
     Total Current Liabilities                                152,166                   153,210
OTHER LIABILITIES:
  Long-term debt, less current maturities                       2,419                     1,856
  Deferred income taxes and other                              26,548                    25,949
     Total Other Liabilities                                   28,967                    27,805
SHARE OWNERS' EQUITY:
  Common stock                                                  2,151                     2,151
  Additional paid-in capital                                    6,386                     6,022
  Retained earnings                                           488,304                   464,880
  Foreign currency translation adjustment                       1,609                     1,535
  Unrealized gain on available-for-sale
      securities                                                1,086                     2,174
  Less:  Treasury stock, at cost                              (44,348)                  (28,139)
     Total Share Owners' Equity                               455,188                   448,623
       Total Liabilities and Share Owners' Equity            $636,321                  $629,638


See Notes to Consolidated Financial Statements

                                    KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                   (amounts in thousands except per share amounts)



                                             (unaudited)                             (unaudited)
                                         Three Months Ended                       Nine Months Ended
                                              March 31,                               March 31,
                                         1999          1998                       1999          1998

Net Sales                              $288,054      $265,001                   $832,780      $775,382

Cost of Sales                           201,621       187,269                    584,737       543,418

Gross Profit                             86,433        77,732                    248,043       231,964

Selling, Administrative
   and General Expenses                  64,241        60,414                    190,938       176,825

Operating Income                         22,192        17,318                     57,105        55,139

Other Income (Expense):
  Interest Expense                         (102)         (123)                      (375)         (316)
  Interest Income                         1,530         2,383                      5,064         6,970
  Other - net                               744         1,989                      4,896         5,296
     Other Income - net                   2,172         4,249                      9,585        11,950

Income Before Taxes on Income            24,364        21,567                     66,690        67,089

Taxes on Income                           9,175         7,865                     24,003        24,873

Net Income                             $ 15,189      $ 13,702                   $ 42,687      $ 42,216


Earnings Per Share of Common Stock:
 Basic:
     Class A Common Stock                 $ .37         $ .33                     $ 1.04         $1.01
     Class B Common Stock                 $ .38         $ .33                     $ 1.06         $1.02
 Diluted:
     Class A Common Stock                 $ .37         $ .33                     $ 1.03         $1.00
     Class B Common Stock                 $ .38         $ .33                     $ 1.05         $1.01


Dividends Per Share of Common Stock:
     Class A Common Stock                 $ .155        $ .145                    $  .465        $ .43375
     Class B Common Stock                 $ .160        $ .150                    $  .480        $ .445

Average total number of shares
   outstanding Class A and B
   Common Stock:
     Basic                                40,536        41,423                    40,721         41,474
     Diluted                              40,710        41,825                    40,952         41,880

See Notes to Consolidated Financial Statements

                             KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (dollars in thousands)



                                                                      (unaudited)
                                                                   Nine Months Ended
                                                                       March 31,
                                                                 1999            1998
Cash Flows From Operating Activities:
  Net income                                                   $ 42,687        $ 42,216
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                               29,276          24,998
     Gain on sales of assets                                       (424)         (2,104)
     Deferred income tax and other deferred charges               3,242             (74)
  Change in current assets and liabilities:
     Receivables                                                (23,017)        (12,343)
     Inventories                                                 (2,648)         (6,689)
     Other current assets                                           (55)            606
     Accounts payable                                            (1,961)          5,013
     Accrued expenses                                             6,546           7,026
          Net Cash Provided By Operating Activities              53,646          58,649

Cash Flows From Investing Activities:
  Capital expenditures                                          (43,482)        (29,005)
  Proceeds from sales of assets                                   1,204             834
  Proceeds from sale of division/subsidiary                          --           3,150
  Increase in other assets                                      (21,612)         (4,297)
  Purchases of held-to-maturity investments                        (400)        (21,750)
  Maturities of held-to-maturity investments                      5,415          46,932
  Purchases of available-for-sale securities                    (23,799)        (33,651)
  Sales and maturities of available-for-sale securities          48,080          29,037
          Net Cash Used For Investing Activities                (34,594)         (8,750)

Cash Flows From Financing Activities:
  Change in short-term borrowings                                  (201)            191
  Net change in long-term debt                                      638             485
  Dividends paid to share owners                                (19,403)        (18,147)
  Acquisition of treasury stock, net of sales                   (16,921)         (3,735)
  Proceeds from exercise of stock options                           940           1,146
  Other - net                                                        82             (84)
          Net Cash Used For Financing Activities                (34,865)        (20,144)

Effect of Exchange Rate Change on
  Cash and Cash Equivalents                                          (5)            (26)
Net (Decrease)/Increase in Cash and Cash Equivalents            (15,818)         29,729

Cash and Cash Equivalents-Beginning of Period                    16,757          18,818
Cash and Cash Equivalents-End of Period                        $    939        $ 48,547

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income taxes                                              $ 21,617        $ 24,063
     Interest                                                  $    386        $    290

Total Cash, Cash Equivalents and
  Short-Term Investments:
     Cash and cash equivalents                                 $    939        $ 48,547
     Short-term investments                                     125,626         131,118
          Totals                                               $126,565        $179,665


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

(2)  Inventories consist of:  (in thousands)
                        March 31,        June 30,
                          1999             1998
      Raw Materials      $48,294         $51,967
      Work-in-Process     12,108          12,971
      Finished Goods      33,587          31,365
         Total           $93,989         $96,303

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

(4) Effective July 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 - Comprehensive Income. Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three month and nine month periods ending March 31, 1999 and 1998 is as follows: (in thousands)

                                                   Three Months Ended              Nine Months Ended
                                                       March 31,                      March 31,

                                                   1999            1998           1999           1998
Net Income                                       $15,189         $13,702        $42,687        $42,216
Unrealized (Loss)/Gain on
  Available-For-Sale-Securities                     (250)          1,528         (1,088)         2,009
Foreign Currency Translation Adjustment              (87)           (151)            74           (255)
      Comprehensive Income                       $14,852         $15,079        $41,673        $43,970

Unrealized holding gains related to a stock investment of which the company held a minor interest were recorded in the three month period ending March 31, 1998. Unrealized gains on this investment have subsequently been realized upon sales of this stock investment (Note 6 and 8).
                                - 6 -

5) On September 15, 1998, the Company acquired, with available cash on hand, the assets of Transwall, Inc., a manufacturer of stackable panel systems and floor-to-ceiling products. The acquisition was accounted for as a purchase with operating results included in the Company's Consolidated Statement of Income from the date of acquisition. Transwall's results of operations were immaterial to the Company's Consolidated Statements of Income for the three month and nine month periods ending March 31, 1999.

6) The Company recorded a $2.1 million pretax gain on the sale of a stock investment of which the Company held a minor interest, during the second quarter of the current fiscal year. This pretax gain is reported in Other-net, and added $1.3 million to net income, or $0.03 per common share. The per share amount applies to both basic and diluted earnings per share.

7) On January 8, 1999, the Company announced the acquisition of Southeast Millwork, a privately held manufacturer of store display fixtures located in Florida. The acquisition was accounted for as a purchase and was financed with available cash on hand. Operating results were included in the Company's Consolidated Statement of Income from the date of acquisition. Results of operations for Southeast Millwork were immaterial to the Company's Consolidated Statements of Income for the three and nine month periods ending March 31, 1999.

8) The Company recorded a $1.2 million pretax gain on the sale of a stock investment of which the Company held a minor interest, during the third quarter of the prior fiscal year. This pretax gain is reported in Other-net, and added $616 thousand to net income, or $0.01 per common share. The Company recorded a $1.8 million pretax gain on the sale of real estate in the second quarter of the prior fiscal year. This pretax gain is reported in Other-net, and added $1.0 million to net income, or $0.02 per common share. Per share amounts apply to both basic and diluted earnings per share.

                                      Item 2.
                        Management's Discussion and Analysis
                   of Financial Condition and Results of Operations


OVERVIEW
Fiscal year 1999 third quarter results showed improvement over the previous year as net sales of $288,054,000 exceeded the prior year by 9%. Current year third quarter net income and Class B diluted earnings per share were $15,189,000 and $0.38, respectively, an increase of 11% from the prior year. Net sales of $832,780,000 for the nine month period ending March 31, 1999 surpassed the prior year sales by 7%. Net income and Class B diluted earnings per share for the nine month period of fiscal year 1999 were $42,687,000 and $1.05, respectively, an increase of 1% from the prior year. Fiscal year 1999 nine month results include a $1,337,000 after tax gain ($0.03 per diluted share) on the sale of the remaining stock investment of which the Company held a minor interest. Fiscal year 1998 third quarter results include a $616,000 after tax gain ($0.01 per diluted share) on the partial sale of a stock investment of which the company held a minor interest and nine month results include a $1,008,000 after tax gain ($0.02 per diluted share) in fiscal year 1998 on the sale of real estate.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1998
Net sales in the third quarter of fiscal year 1999 increased from the prior year in all three of the Company's business segments. Net sales for the nine month period ending March 31, 1999 increased in two of the Company's three business segments when compared to the prior year - the Furniture and Cabinets segment
and the Processed Wood Products and Other segment.   The Electronic Contract
Assemblies segment experienced a decline in net sales during this same time period. Operating income in the current year third quarter increased 28% to $22,192,000, from $17,318,000 in the same period of 1998. Operating income of $57,105,000 for the nine month period increased 4% when compared to the prior year's operating income of $55,139,000.

FURNITURE AND CABINETS
Net sales in the Company's largest segment, Furniture and Cabinets, increased 11% for both the three and nine month periods when compared to one year ago, as sales of office furniture, television cabinets, and lodging furniture all increased for both comparisons.

Net sales of office furniture surpassed the prior year for both the three and nine month periods of fiscal year 1999. Sales for the three month period, excluding acquisitions, outpaced the most recent Business and Institutional Furniture Manufacturer's Association (BIFMA) industry statistics for the three-month period ending February 1999. Third quarter sales of casegoods and seating products exceeded the prior year while sales of systems product decreased when compared to last year, excluding acquisitions. Nine month results include increases in casegoods, systems, and seating products. On September 15, 1998, the Company finalized the purchase of Transwall, Inc., a manufacturer of stackable panel systems and floor-to-ceiling products, which increased its already extensive office furniture product offering. The acquisition was accounted for as a purchase, with results of operations included in consolidated results from the date of acquisition, and was financed with available cash on hand. Transwall's three and nine month results were not material to the consolidated operating results.

Fiscal 1999 net sales for both the three and nine month periods for cabinets and furniture product lines outpaced 1998 levels. Sales growth occurred primarily on increased volumes of original equipment manufacturer (OEM) television cabinets and secondarily as a result of an acquisition during the quarter. In the nine month period of the prior year, the Company's sales of OEM cabinets were negatively impacted by the relocation of a large customer and its longer than anticipated start up time, resulting in lower volumes in fiscal 1998. On January 8, 1999, the Company announced the purchase of Southeast Millwork, a privately held manufacturer of store display fixtures. This acquisition provides an entry point for the Company to pursue new store fixture markets.
The acquisition was accounted for as a purchase and was financed with available cash on hand. Results of operations from this acquisition are included in the Furniture and Cabinets Segment from the date of purchase. Southeast Millwork's three month results were not material to the consolidated operating results.

Lodging furniture net sales experienced double-digit growth in the third quarter when compared to last year, on increases of both custom-made hospitality casegoods products and furniture for healthcare facilities. While select segments of the lodging industry have been experiencing a softening in demand, the Company has experienced sales growth in the third quarter through
custom-made projects for large customers.   Lodging furniture net sales for the
current year nine month period are also ahead of the prior year.

Operating income in the Furniture and Cabinets segment increased in both the three and nine month periods in fiscal year 1999 when compared to one year ago on increased sales. Cost of goods sold, as a percent of net sales, increased in the three and nine month periods of fiscal 1999 primarily due to higher material costs, as a percent of net sales. As a percent of sales, selling and administrative costs were lower in the current year third quarter and nine month period primarily the result of a more aggressive focus on cost reductions.

ELECTRONIC CONTRACT ASSEMBLIES
Net sales for the third quarter in the Electronic Contract Assemblies segment exceeded the prior year by 6%. Sales for the nine month period declined 1% from last year. Sales of electronic automotive products increased for both the quarter and nine month period. Fiscal 1999 nine month results were unfavorably impacted by the General Motors (GM) labor strike which was settled in July 1998, as the Electronic Contract Assemblies segment manufactures components that are installed in GM vehicles.

Operating income increased over the prior year third quarter, primarily due to higher sales volumes. Operating income declined year-to-date from the prior year. Due to the competitiveness of the marketplace, the selling prices of selected products have been reduced. Cost of goods sold, as a percent of net sales, remained steady in the third quarter of fiscal year 1999 when compared to
1998.    On a year-to-date basis, cost of goods sold, as a percent of sales, increased during fiscal year 1999. Third quarter selling and administrative costs, as a percent of sales, decreased from fiscal year 1998 primarily the result of the collection of receivables which were previously written off. Nine month selling and administrative costs, as a percent of sales, increased over the prior year on increased investments in people.

Included in this segment are sales to one customer, Lucas Varity, PLC, which accounted for 17% and 15%, respectively, of consolidated net sales in the three and nine month periods of fiscal 1999. This same customer accounted for 18% and 17% of consolidated net sales in the three and nine month periods, respectively, one year ago. Sales to this customer represent approximately one half of total sales in the Electronic Contract Assemblies segment, which has historically carried a higher operating income margin than the Company's other two business segments. Consistent with the general trend of consolidation in the automotive supplier business, TRW, Inc. announced in late January its intention to acquire Lucas Varity. The transaction is expected to be complete in the near future. The Company remains uncertain at this time what effect, if any, this announcement may have on the contract production levels for this customer. This statement is a forward-looking statement under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to, strategic business actions taken by this customer.

This segment's investment capital carries a higher degree of risk than the Company's other segments due to rapid technological changes, the contract nature of this industry and the importance of sales to one customer.

PROCESSED WOOD PRODUCTS AND OTHER
Outside sales in the Processed Wood Products and Other segment increased 4% and 13%, respectively, for the three and nine month periods compared to the prior year. The increase in sales resulted primarily from new product offerings and increases of lumber, laminate products and metal parts for the three month period. Sales increases occurred in most major products within this segment for
the nine month period.   Internal sales of this segment to the Company's other
operations, particularly the Furniture and Cabinets segment, provide a key link in the Company's vertically integrated supply chain. Operating income declined for the third quarter and the nine month period of fiscal 1999 when compared to 1998. Cost of goods sold, as a percent of net sales, increased for both the three and nine month comparisons partially due to higher direct labor costs, as a percent of sales. Material and overhead costs, as a percent of sales, were also higher in the third quarter.

In the first quarter of fiscal 1999, the Company completed the purchase of an 11,700-acre land parcel which nearly doubled the timberland holdings of the Company. The acquisition was made to help support the procurement of raw materials in this segment and to provide possible future manufacturing facility locations. The acquisition was financed with available cash on hand.

CONSOLIDATED OPERATIONS
Consolidated selling, general and administrative expenses decreased, as a percent of sales, .5 percentage point for the third quarter and increased .1 percentage point for the nine months of fiscal 1999 compared to the prior year. The Company has been focused on reducing costs with the results of that effort becoming evident in the third quarter. The Company continues to review activities, processes and costs to assess where such costs could further be reduced while continuing to provide quality products and services to the marketplace.

Other income decreased in both the three and nine month periods of fiscal 1999 partially the result of a decline in interest income caused by a shift in the Company's investment portfolio to a mix more heavily weighted toward tax-free municipal bonds with lower pre-tax interest rates. In the nine month period of fiscal year 1999 the Company recorded a $1,337,000 after tax gain ($0.03 per diluted share) on the sale of the remaining stock investment of which the Company held a minor interest. Fiscal 1998 third quarter income includes a $616,000 after tax gain ($0.01 per diluted share) on the partial sale of a stock investment of which the Company held a minor interest and nine month results includes a $1,008,000 after tax gain ($0.02 per diluted share) on the sale of real estate.

The effective income tax rate increased 1.2 percentage points for the third quarter of fiscal 1999 and decreased 1.1 percentage points for the nine month period when compared to the prior year. The increase in the third quarter rate is primarily due to increased state income taxes. The nine month decrease in the effective income tax rate is primarily the result of increased tax-free municipal bond interest received.

Net income and Class B diluted earnings per share for the third quarter of fiscal year 1999 of $15,189,000 and $0.38, respectively, increased 11% from the prior year levels. Net income of $42,687,000 and Class B diluted earnings per share of $1.05 for the nine month period of fiscal 1999 increased 1% from the prior year.


LIQUIDITY AND CAPITAL RESOURCES
The Company's aggregate of cash, cash equivalents, and short-term investments decreased from $173 million at the end of fiscal 1998 to $127 million at the end of the third quarter in fiscal 1999 due primarily to cash outlays for strategic capital investments, dividends and Class B common stock repurchases. Working capital at March 31, 1999 was $233 million with a current ratio of 2.5, compared to working capital of $260 million and a current ratio of 2.7 at June 30, 1998.

Operating activities generated $54 million of cash flow in the first nine months of fiscal 1999 compared to $59 million in the first nine months of 1998. Net income and non-cash charges to net income were partially offset by increases in receivables of $23 million. The Company reinvested a record $65 million into capital investments for the future, including acquisitions, the purchase of 11,700 acres of timber and harvest land, computer equipment, production equipment, office facilities and a child development facility. Financing cash flows were primarily in the form of $17 million in share repurchases and $19 million in dividend payments. Net cash flow, excluding the purchases and maturities of short-term investments was an outflow of $45 million for the nine month period ending March 31, 1999.

As the Company anticipates increased investment activity in the future, it believes that available funds on hand, borrowing capacity, and cash generated from operations will be sufficient for working capital needs and to fund investments and acquisitions in the future. This disclosure is forward-looking under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to a downturn in the economy, loss of key customers or suppliers, availability or cost of raw materials, or a natural disaster or similar unforeseen event.

YEAR 2000 READINESS DISCLOSURE
The Company continues to focus on the Year 2000 issue. For U.S. operations, all phases of the Company's Year 2000 plan have been completed for its mission critical computer systems and the embedded systems contained in its machinery, equipment and other infrastructure, including inventory assessment, remediation, and testing. The estimated completion date for Year 2000 compliance for critical items for the remaining few foreign operations is the end of June 1999. In addition, the Company continues to make progress on Year 2000 compliance of non-critical computer and embedded systems. The Company will continue its Year 2000 assessment and testing efforts for new or modified systems throughout 1999 and will continue to test its critical systems for continued Year 2000 compliance. Contingency plans outlining recovery strategies for possible failures are currently being developed.

The total gross cost of Year 2000 compliance remains in the $9.0 million to $11.0 million range, as disclosed in the Company's Form 10-K for the period ending June 30, 1998. Approximately 75% of the total costs had been incurred as of March 31, 1999, compared to 60% at December 31, 1998. Redeployed information technology resources are anticipated to account for approximately 50% of the total costs, with the balance being incremental costs to the Company. Approximately 30% of the total gross costs relate to machinery and other fixed assets which will be capitalized, with the remaining costs being expensed as incurred.

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

In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The Company currently engages in limited derivative activity and currently does not expect this new standard to have a material effect on the Company's financial condition or results of operations. This standard will be effective for the Company's fiscal year 2000.


_____________________________________________________________________________


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

                                   Item 3.
        Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 1999, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $126 million. The Company classifies its short-term investments in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Held-to-maturity securities are stated at amortized cost and available-for-sale securities are stated at market value with unrealized gains and losses being recorded net of tax related effect, if any, as a component of share owners' equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. As of the latest fiscal year-end, foreign sales, operating income and assets each comprised less than 3% of consolidated amounts. Historically, the effect of movements in the exchange rates have been immaterial to the consolidated operating results of the Company.

                              PART II. OTHER INFORMATION
                                       Item 6.
                           Exhibits and Reports on Form 8-K

         (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)


             (11)   Computation of Earnings Per Share

             (27)   Financial Data Schedule

         (b) Reports on Form 8-K

                   Form 8-K dated January 11, 1999, was filed pursuant to Item 5
              (Other Events) which contained the Company's news release dated January 8, 1999, announcing the acquisition of Southeast
              Millwork.



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

Date: May 5, 1999


Kimball International, Inc
Exhibit Index


Exhibit No.           Description

11                    Computation of Earnings Per Share
27                    Financial Data schedule
