Form 10-K405
period 1999-06-30
KIMBALL INTERNATIONAL INC
filed 1999-09-20
CIK 55772

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549-1004

(mark one)                          FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended June 30, 1999
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _______ to _______.

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

The number of shares outstanding of the Registrant's common stock as of September 8, 1999 were:
                      Class A Common Stock - 14,318,177 shares
                      Class B Common Stock - 26,065,320 shares

Class A Common Stock is not publicly traded and, therefore, no market value is available. The aggregate market value of the Class B Common Stock held by non-affiliates, as of September 8, 1999, was $443.4 million, based upon an estimate that 85.2% of Class B Common Stock is held by non-affiliates.

Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 19, 1999, are incorporated by reference into Part III.

The exhibit index is located on page 54.

                                  TABLE OF CONTENTS
                              KIMBALL INTERNATIONAL, INC.
                          FORM 10-K YEAR ENDED JUNE 30, 1999
                                                                        Pages
PART I.

Item  1.      Business . . . . . . . . . . . . . . . . . . . . . . . .   5-12

Item  2.      Properties . . . . . . . . . . . . . . . . . . . . . . .   13-14

Item  3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . .   14

Item  4.      Submission of Matters to Vote of Security Holders  . . .   15


PART II.

Item  5.      Market for the Registrant's Common Stock and
              Related Share Owner Matters  . . . . . . . . . . . . . .   16

Item  6.      Selected Financial Data  . . . . . . . . . . . . . . . .   17

Item  7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . .   18-24

Item  7a.     Quantitative and Qualitative Disclosures About
              Market Risk. . . . . . . . . . . . . . . . . . . . . . .   25

Item  8.      Financial Statements and Supplementary Data  . . . . . .   26-48

Item  9.      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures . . . . . . . . . .   49


PART III.

Item 10.      Directors and Executive Officers of the Registrant . . .   49

Item 11.      Executive Compensation . . . . . . . . . . . . . . . . .   49

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management  . . . . . . . . . . . . . . . . .   49

Item 13.      Certain Relationships and Related Transactions . . . . .   49


PART IV.

Item 14.      Exhibits, Financial Statement Schedules and
              Reports on Form 8-K  . . . . . . . . . . . . . . . . . .   50

              Signatures . . . . . . . . . . . . . . . . . . . . . . .   51-52


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

                                      PART I


Item 1. - Business

    As used herein, the term "Company" refers to Kimball International, Inc., the Registrant, and its subsidiaries unless the context indicates otherwise.
    The Company was incorporated in Indiana in 1939, and present management assumed control in 1950. The corporate headquarters is located at 1600 Royal Street, Jasper, Indiana.
    The Company adopted Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, for its fiscal year 1999 reporting. This new standard requires the presentation of segment information consistent with information utilized by management for purposes of allocating resources and assessing performance. Upon adopting the new standard, aligning the requirements of the standard with the Company's operational and organizational structure, the Company now discloses two reportable segments, the Furniture and Cabinets Segment and the Electronic Contract Assemblies Segment. The previous industry segment, Processed Wood Products and Other, has been integrated into the Furniture and Cabinets reportable segment, consistent with the aggregation criteria outlined in Statement No. 131.
    The Company utilizes a substantial degree of vertical integration. It does not consider seasonal fluctuations to be significant. Production is carried on in facilities located in the United States, Mexico, Austria and France.
In the United States, the Company has facilities and showrooms in 16 states.


    Sales by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 1999 are as follows:

SALES BY SEGMENT                               (dollars in thousands)
                                            1999        1998        1997

Furniture and Cabinets                  $  771,528   $  706,679   $676,218

Electronic Contract Assemblies             335,395      325,602    315,816

Unallocated Corporate                           44           36         15
                                         ---------     --------    -------
    Total                               $1,106,967   $1,032,317   $992,049

    Financial information by segment and geographic area for each of the three years in the period ended June 30, 1999 is included in Note 14, Segment and Geographic Area Information, of the Notes to Consolidated Financial Statements, which can be found in Item 8, and is incorporated herein by reference.

Segments


FURNITURE AND CABINETS

Historical Overview
    Since 1950, the Company has produced wood furniture and cabinets, which continue to be a significant part of the business. Included in this segment are sales of office furniture which has been manufactured and sold under the Kimball (registered trademark) trade name since 1970. In 1992, the Company expanded its product offering with the acquisition of Harpers, a metal office furniture manufacturer. Harpers has marketed metal office furniture under the Harpers (registered trademark) trade name since 1982. In fiscal year 1999, the Company further expanded its office furniture product offering with the acquisition of Transwall, a manufacturer of stackable panel systems and floor-to-ceiling products. Kimball and Harpers office furniture systems have broad market application, while Transwall office furniture systems are focused more toward technical applications where wiring capabilities need to be flexible. The Kimball and National (registered trademark) casegoods and seating lines are focused to the wood segment of the office furniture industry. The Cetra (registered trademark) and Footprint (registered trademark) lines of Kimball office furniture systems provide flexible configurations and help architects and designers optimize space planning by utilizing Traxx (registered trademark), which increases space efficiency and eliminates the need for a secondary support structure by using existing walls. The Interworks (registered trademark) line of Harpers office furniture systems is designed to integrate easily with existing Kimball systems products and provide more flexibility and functionality in office design. The Corporate Wall line of Transwall office furniture combines the privacy and security of a full height partition with the versatility of an open plan system. Transwall's Reasons line of office furniture systems provide interchangeable panels that stack vertically and allow the flexibility of stacking from floor to ceiling.
    The Company has expanded its sales and manufacture of furniture over the years to include home furniture, lodging and healthcare furniture and most recently store fixtures through the acquisition of Southeast Millwork in fiscal year 1999.
    Other products within this segment are original equipment manufacturer (OEM) furniture and cabinets, including cabinets for televisions, audio speakers, television stands, and other wood related products manufactured on a contract basis and sold to leading manufacturers in the home entertainment and home furniture industries.
    Also included in the Furniture and Cabinets segment are sales of furniture component products including unprocessed lumber, dimension lumber, veneer, wood panels and cabinet doors to both internal and external customers. The Company also manufactures various miscellaneous products including plywood, polyurethane and polyester molded products and stamped metal parts and sells them to both internal and external customers.
    Through a predecessor acquired in 1966, L. Bosendorfer of Vienna, Austria, the Company has been engaged in acoustical piano manufacturing and sales since 1828. The prestigious Bosendorfer line of high-end pianos is sold and recognized worldwide. The Company was also engaged in the manufacture and sales of a domestically produced piano product line since 1857 through a predecessor, W. W. Kimball Co., acquired in 1959, until cessation of this product line in 1996.
    Services of the Company's trucking fleet are also sold to unaffiliated customers.

Locations
    Office, home, lodging and healthcare furniture, store fixtures and OEM furniture and cabinets and related products, which make up the largest part of this segment, are produced at twenty-three plants, sixteen located in Indiana and one each in Kentucky, Idaho, Pennsylvania, North Carolina, Florida, Mississippi and Mexico. Nine of the twenty-three plants presently producing furniture and cabinets could interchange production between these two basic products, if needed. In 1999, the Company purchased a manufacturing facility in Mexico to produce television cabinets and to provide additional capacity for other manufacturing operations in the future.
    The Company also owns and operates three sawmills, three lumber yards, two dimension lumber plants, two plants which manufacture contract wood products and a sliced veneer plant. The Company owns a fourth sawmill which is currently idle. These facilities are located in Indiana, Tennessee and Kentucky.
    Acoustical pianos are produced at a facility located in Austria.
    The Company sold its piano key and action production facility located in the United Kingdom during fiscal year 1997.
    The Company sold its period reproduction furniture production facility located in Alabama, and its carbide cutting tools operation located in Indiana during fiscal year 1999.
    A facility in Jasper, Indiana houses an Education Center for dealer and employee training, the Product Design and Research Center, and a Corporate showroom for product display.
    In the United States, showrooms are maintained in eleven cities for office furniture and two cities for home furniture. In addition, office furniture is maintained in showrooms in London, England and Toronto, Canada. In certain showrooms other Company products are also on display. A piano showroom and service facility is located in Vienna, Austria.

 Marketing Channels
    Kimball, National, and Harpers brands of office furniture are marketed through Company salespersons to office furniture dealers, wholesalers, rental companies and catalog houses throughout North America and England. Transwall brands of office furniture are marketed through Company salespersons and independent sales representatives to office furniture dealers throughout North America. Home furniture is generally marketed through independent sales representatives to independent furniture dealers throughout the United States. Lodging and healthcare furniture is marketed through independent manufacturers' representatives. Store fixtures are generally sold directly to retail businesses. Cabinets and contract furniture are generally marketed through Company salespersons. The Company's marketing strategy facilitates the sale of related office furniture, residential furniture and upholstery product within the lodging and healthcare channels. Furniture component products manufactured by the Company are used internally as well as sold to others. Products sold to others are marketed principally to furniture manufacturers, primarily through Company personnel. Bosendorfer (registered trademark) pianos are marketed through Company salespersons and agents to independent dealers.

Major Competitive Factors
    The major competitive factors in the office furniture industry are price in relation to quality and appearance, the utility of the product, customer lead time, and ability to respond to requests for special and non-standard products. Certain market segments are more price sensitive than others, but all segments expect on-time, damage-free delivery. The Company maintains sufficient finished goods inventories to be able to offer prompt shipment of certain lines of Kimball, National and Harpers office furniture to domestic dealers, thereby permitting the dealers to maintain smaller inventories. Many products are shipped through the Company's delivery system, which the Company believes offers it the ability to reduce damage to shipments, enhance scheduling flexibility, and improve the capability for on-time deliveries, which are all key competitive factors in the office furniture industry.
    The lodging and healthcare furniture markets compete on quality, performance history, on-time delivery, customer lead time and price. The Company offers its own line of lodging and healthcare furniture as well as producing contract lodging and healthcare furniture to customers' specifications.
    The major competitive factors in the store fixtures industry are quality, customer lead time, price, service and installation. Store fixtures are produced to customer specifications from specific orders.
    The major competitive factors in the home furniture, cabinet and OEM product markets are quality, performance history, price, on-time delivery and customer lead time. Contract home furniture, television and audio speaker cabinets, and television stands, are produced to customer specifications from specific orders and finished goods inventories are generally small, consisting primarily of goods awaiting shipment to customers. The Company's own lines of home furniture are offered for sale on an immediate ship basis.
     Competitive factors in the furniture component products market are price, quality, availability, on-time delivery and customer lead time.
    The major competitive factors in the high-end acoustical piano industry are quality, acoustical tone and appearance.


Competitors
    There are numerous manufacturers of office, home, lodging, and healthcare furniture competing within the marketplace. The Company believes, however, that there are a limited number of relatively large producers of wood office and lodging furniture, of which the Company believes that it is one of the larger in net sales. In many instances wood office furniture competes in the market with metal office furniture. Based on available industry statistics, metal office furniture has a larger share of the total office furniture market. The Company has positioned Harpers and Transwall as vehicles to strengthen its market share in the non-wood segment of the industry.

     There are many manufacturers of both home furniture and store fixtures and the Company does not have a significant share of either of these markets.
     The Company believes that it is one of the largest independent domestic manufacturers of television and audio speaker cabinets, but certain manufacturers of televisions and audio speakers, including some customers of the Company, produce cabinets for their own use.
     For furniture and cabinet components, the Company competes with many integrated forest and specialty hardwood product companies and does not have a significant share of the market for such products.
    The high-end acoustical piano industry is characterized by a limited number of competitors, including one major competitor.

Raw Material Availability
    Many components used in the production of furniture and cabinets are manufactured internally within the segment, including processed wood parts, metal stamped parts and certain polyurethane and polyester molded plastics, all of which are generally readily available. Other raw materials used in the production of wood furniture and cabinets are generally readily available. Certain metal components, such as precision slide mechanisms, used in various wood office furniture products are purchased in a pre-fabricated stage with additional fabrication and finishing performed by the Company. Raw materials used in the manufacture of metal office furniture, primarily rolled steel and aluminum, are readily available in the world market. The Company is beginning to increase its purchases from Asia for certain component parts for home furniture. Raw materials used in the manufacture of store fixtures are readily available. Certain pre-fabricated components used in the Company's piano line are available from a limited number of sources, although no interruptions in supplies have been experienced.

ELECTRONIC CONTRACT ASSEMBLIES

    The Company entered the electronic contract assemblies market in 1985 with knowledge acquired from the production of electronic keyboards for musical instruments, which were first produced in 1963. Electronics and electro-mechanical products (electronic assemblies) are sold on a contract basis and produced to customers' specifications. The Company expanded its capabilities to include semiconductor DIE processing, design, testing and packaging through an acquisition in 1996.
    Production takes place at four manufacturing facilities located in Indiana, California, Mexico, and France. One additional facility located in Indiana was utilized for warehousing space in fiscal year 1999 and will be converted to a manufacturing facility in fiscal year 2000, while another facility in Texas is utilized to receive inbound materials for the Mexican facility. The Company expanded its Mexican facility in fiscal 1998, which more than doubled production space at that location. The Indiana facility assembles electronic components and products for sale to outside customers.
The facility located in Mexico assembles electronic components and other electronic products for sale to outside customers. The facility in California assembles product and also provides semiconductor DIE processing, design, testing and packaging services. The French facility provides DIE processing and assembly services for the European market. Engineering design and support services are also provided to the manufacturing facilities within this segment and to outside customers through the Kimball Electronics Design Services company, which is based in Indiana.
    Products are normally marketed by Company salespersons and independent sales representatives on a contract basis. Contract electronic assemblies are manufactured based on specific orders, generally resulting in a small amount of finished goods consisting primarily of goods awaiting shipment to specific customers. Raw materials are normally acquired for specific customer orders and may or may not be interchangeable among products. Inherent risks associated with rapid technological changes within this contract industry are mitigated by procuring raw materials, for the most part, based on firm orders.
    Key competitive factors in the electronic contract assemblies market are competitive pricing on a global basis, quality, engineering design services, production flexibility, reliability of on-time delivery, customer lead time, testing, and global presence. Growth in the electronic contract assemblies industry is created through the proliferation of electronic components in today's advanced products along with the continuing trend of OEM's in the electronic industry to subcontract the assembly process to companies with a core competency in this area. The electronics industry is very competitive as numerous manufacturers of contract electronic assemblies compete for business from existing and potential customers. The Company does not have a significant share of the market for such products.
    Raw materials utilized in the manufacture of contract electronic products are generally readily available from both domestic and foreign sources, although from time to time the industry experiences allocations of certain components due to supply and demand forces, combined with rapid product life cycles of certain components.
    While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the transportation (automobiles and light trucks), computer, telecommunications, defense, industrial controls, and medical industries. Included in this segment are sales of electronic assemblies to one customer, Lucas Varity, PLC, which accounted for approximately 16% of consolidated net sales in fiscal year 1999, compared to 16% and 15% in fiscal years 1998 and 1997, respectively. In May 1999, TRW,
Inc. acquired Lucas Varity. The success of this segment is contingent on the success of our customers' products.
     This segment's investment capital carries a higher degree of risk than the Company's other segments due to rapid technological changes, the contract nature of this industry and the importance of sales to one customer.
                                        -10-

OTHER INFORMATION
BACKLOG
    At June 30, 1999, the aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, were $272 million as compared to $254 million at June 30, 1998.

BACKLOG BY SEGMENT
                                               (dollars in millions)
                                          June 30, 1999     June 30, 1998

Furniture and Cabinets                        $113              $125
Electronic Contract Assemblies                 159               129
                                               ---               ---
  Total Backlog                               $272              $254


Open orders as of June 30, 1999 are expected to be filled within the next fiscal year. Open orders generally may not be indicative of future sales trends.

Segment data has been adjusted to reflect the change in segments resulting from the adoption of Financial Accounting Standards Board Statement No. 131, Disclosures
about Segments of an Enterprise and Related Information.



RESEARCH, PATENTS, AND TRADEMARKS
Research and development activities include the development of manufacturing processes, major process improvements, new product development, information technology initiatives and electronic, wood and plastic technologies.

                                              (dollars in millions)
                                           fiscal years ended June 30,
                                          1999        1998        1997

Research and Development Costs            $11.6       $13.1       $11.5

    The Company owns the Kimball (registered trademark) trademark, which it believes is significant to its office, electronic, lodging, healthcare and home furniture businesses, and owns the following trademarks which it believes are significant to its furniture business only: National (registered trademark), Cetra (registered trademark), Footprint (registered trademark), Artec (registered trademark), Traxx (registered trademark), Harpers
(registered trademark) and Interworks (registered trademark); and to the piano business only: Bosendorfer (registered trademark). The Company also owns certain patents and other trademarks and has certain other patent applications pending, which in the Company's opinion are not significant to its business.

ENVIRONMENT AND ENERGY MATTERS
    The Company's operations are subject to various foreign, federal, state and local laws and regulations with respect to environmental matters. The Company believes that it is in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
    The Company is dedicated to excellence, leadership and stewardship in matters of protecting the environment and communities in which the Company has operations. The Company believes that continued compliance with foreign, federal, state and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2001, will not represent a material portion of total capital expenditures during those years.
    The Company's manufacturing operations require significant amounts of energy, including natural gas and oil. Federal and state statutes and regulations control the allocation of fuels available to the Company, but to date the Company has experienced no interruption of production due to such regulations. In its wood processing plants, significant energy requirements are satisfied internally by the use of the Company's own wood waste products.

EMPLOYEES
                                          June 30, 1999     June 30, 1998
United States                                 7,765             7,807
Foreign Countries                             2,138             1,749
                                              -----             -----
  Total Full Time Employees at June 30        9,903             9,556



    The Company has no collective bargaining agreements with respect to its domestic employees. All of the Company's foreign operations are subject to collective bargaining arrangements. The Company believes that its employee relations are good.

Item 2. - Properties

    The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, as of June 30, 1999, are as follows:
                     -------------- Number of Facilities -------------
                     Furniture    Electronic
                        and        Contract    Unallocated
                      Cabinets    Assemblies    Corporate     Total

Indiana                  27             2             6         35
Kentucky                  3                                      3
Tennessee                 3                                      3
California                1             1                        2
Pennsylvania              1                                      1
North Carolina            1                                      1
Florida                   1                                      1
Idaho                     1                                      1
Mississippi               1                                      1
Texas                                   1                        1
Austria                   2                                      2
France                                  1                        1
Mexico                    2             1                        3
                         --            --            --         --
   Total Facilities      43             6             6         55


     These facilities occupy approximately 7,945,000 square feet in aggregate, of which approximately 7,289,000 square feet are owned in fee and 656,000 square feet are leased.  Square footage of these facilities are summarized as follows:
                 ------------- Approximate Square Footage -------------
                 Furniture     Electronic
                    and         Contract     Unallocated
                 Cabinets      Assemblies     Corporate      Total

Fee              6,561,000       470,000         258,000     7,289,000
Leased             507,000        89,000          60,000       656,000
                 ---------       -------         -------     ---------
    Sub-total    7,068,000       559,000         318,000     7,945,000
Sub-leased             -0-           -0-             -0-           -0-
                 ---------       -------         -------     ---------
    Total        7,068,000       559,000         318,000     7,945,000

    Including certain leased furniture showroom areas excluded from the above listing, total facilities approximate 8.1 million square feet. (See Note 5 -
Lease Commitments of the Notes to Consolidated Financial Statements in Item 8, for additional information concerning leases.)

    Segment data has been adjusted to reflect the change in segments resulting from the adoption of Financial Accounting Standards Board Statement No. 131,
Disclosures about Segments of an Enterprise and Related Information.


    Included in Unallocated Corporate are executive, national sales and administrative offices, an energy center for the Kimball Industrial Park consisting of 3 trifuel boilers, and a child development facility for employees' children.
    Properties are generally utilized at normal capacity levels on a single shift basis, with certain facilities operating a second shift, while other facilities utilize a reduced second or third shift to meet increased demand levels. At times, certain facilities were not utilized at normal capacity levels during the fiscal year, because of declines in sales. The energy center is not operating at full capacity.
     Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.
    Operating leases totaling 656,000 square feet expire from fiscal year 2000-2008, with all leases subject to renewal options. In addition to the above production, warehouse and office properties, the Company has 14 leased showroom facilities totaling 112,000 square feet, in 9 states in the United States, one location in London, England, one location in Vienna, Austria, and one location in Toronto, Canada.
    The Company owns approximately 27,727 acres of land which includes land where various Company facilities reside, including approximately 26,806 acres generally for hardwood timber reserves, approximately 183 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities, and for possible future expansions), and approximately 60 acres in Post Falls, Idaho, where the Harpers plant is located. Included in the timber reserves acreage is 11,773 acres purchased in fiscal year 1999, which nearly doubled the Company's timberland holdings and provides land for potential expansion of manufacturing facilities.


Item 3. - Legal Proceedings
    The Registrant and its subsidiaries are not parties to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

Item 4. - Submission of Matters to Vote of Security Holders
    None to report in the 4th quarter of fiscal year 1999


Executive Officers of the Registrant
    The executive officers of the Registrant as of August 31, 1999 are as follows:  (Age as of August 31, 1999)
                           Office and                                Officer
Name                Age    Area of Responsibility                     Since

Douglas A. Habig    52     Chairman of the Board of Directors,         1975
                           and Chief Executive Officer
Thomas L. Habig     71     Vice Chairman of the Board of Directors     1955
James C. Thyen      55     President and Director                      1974
Ronald J. Thyen     62     Senior Executive Vice President,            1966
                           Operations Officer, Furniture and
                           Cabinets Segment, and Director
John T. Thyen       61     Senior Executive Vice President,            1978
                           Marketing and Sales, Kimball Consumer
                           Products, Furniture and Cabinets Segment,
                           and Director
Gary P. Critser     62     Senior Executive Vice President,            1967
                           Corporate Secretary, Treasurer,
                           and Director
Robert F. Schneider 38     Executive Vice President, Chief Financial   1992
                           Officer and Assistant Treasurer
Donald D. Charron   36     Executive Vice President, and President,    1999
                           Kimball Electronics Group


    Executive officers are elected annually by the Board of Directors.
Thomas L. Habig and Douglas A. Habig are brothers.  James C. Thyen, Ronald J.
Thyen and John T. Thyen are brothers. All of the executive officers unless otherwise noted have been employed by the Company for more than the past five years in the capacity shown or some other executive capacity. Robert F.
Schneider was appointed to his current position in July 1997, having previously served the company as Vice President and Director of Accounting.
Donald D. Charron was employed with Rockwell Automation/Allen Bradley from
December 1992 to April 1999, as Operations Manager, Director of Operations, and General Business Manager Electronic Operator Interface.

                                      PART II


Item 5. - Market for the Registrant's Common Stock and Related Share Owner
Matters

Market Prices:  The Company's Class B Common Stock trades on the Nasdaq
Stock Market under the symbol: KBALB. High and low price ranges by quarter for the last two fiscal years as quoted by the National Association of Security Dealers (NASDAQ) are as follows:

                             ------- 1999 ------     ------- 1998 ------
                               High        Low         High        Low
First Quarter. . . . . . .   $20.3750    $14.8750    $23.4375    $19.7500
Second Quarter . . . . . .   $21.5000    $14.9375    $22.1875    $18.3750
Third Quarter. . . . . . .   $20.0625    $14.7500    $23.7500    $17.0000
Fourth Quarter . . . . . .   $18.8125    $14.5625    $24.9375    $17.6250

There is no active trading market for the Company's Class A Common Stock.

Dividends: There are no restrictions on the payment of dividends except charter provisions that require on a fiscal year basis, shares of Class B
Common Stock are entitled to an additional $0.02 per share dividend more than the dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock. During fiscal year 1999 dividends declared were $25.6 million or $.62 per share on Class A Common
Stock and $.64 per share on Class B Common Stock. Dividends by quarter for 1999 compared to 1998 are as follows:

                              ------ 1999 ------      ------ 1998 -----
                              Class A    Class B      Class A   Class B
First Quarter. . . . . . .   $ .155      $ .16       $ .14375  $ .145
Second Quarter . . . . . .   $ .155      $ .16       $ .14500  $ .150
Third Quarter. . . . . . .   $ .155      $ .16       $ .14500  $ .150
Fourth Quarter . . . . . .   $ .155      $ .16       $ .15500  $ .160
                              -----       ----        -------    ----
Total Dividends. . . . . .   $ .620      $ .64       $ .58875  $ .605


Share Owners: On July 30, 1999, the Company's Class A Common Stock was owned by approximately 650 Share Owners of record and the Company's Class B Common Stock by approximately 2,470 Share Owners of record, of which approximately 390 also owned Class A Common Stock.

Item 6. - Selected Financial Data
(dollars in thousands, except per share amounts)

                             -------------- Year Ended June 30, -------------
                             1999         1998       1997       1996       1995

Net Sales                $1,106,967   $1,032,317   $992,049   $923,636   $895,912

Net Income                   59,725   $   55,027   $ 57,745   $ 45,095   $ 41,439

Earnings Per Share
    Basic:
     Class A                   1.46        $1.32      $1.39      $1.08      $ .98
     Class B                   1.48        $1.33      $1.40      $1.08      $ .99

    Diluted:
     Class A                   1.45        $1.31      $1.38      $1.07      $ .98
     Class B                   1.47        $1.32      $1.38      $1.08      $ .99

Total Assets             $  661,386   $  629,638   $581,583   $538,225   $497,086

Long Term Debt, Less
  Current Maturities     $    1,730   $    1,856   $  2,313   $  3,016   $    924

Cash Dividends Per Share:
     Class A             $     .620   $   .58875   $   .530   $   .470   $   .425
     Class B             $     .640   $   .60500   $   .535   $   .475   $   .430




Fiscal year 1999 results include a $1,337,000 after tax gain ($0.03 per diluted share) on the sale of a stock investment of which the Company held a minor interest and a $2,674,000 after tax gain ($0.06 per diluted share) on the disposition of two non-core operating facilities.

Fiscal year 1998 results include a $1,008,000 after tax gain ($0.02 per diluted share) on the sale of real estate and a $616,000 after tax gain ($0.01 per diluted share) on the sale of a stock investment of which the Company held a minor interest.

Fiscal year 1996 net income was reduced by $1,870,000, or $0.05 per share, for estimated costs associated with exiting sales and production of the Company's domestic wholesale piano product line.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW
Net sales of $1,106,967,000 reached record levels in fiscal year 1999, surpassing the prior year by 7%. Net income and Class B diluted earnings per share were $59,725,000 and $1.47, respectively, an increase of 9% over fiscal year 1998 net income. Fiscal year 1999 results include a $1,337,000 after tax gain ($0.03 per diluted share) on the sale of a stock investment of which the Company held a minor interest and a $2,674,000 after tax gain ($0.06 per diluted share) on the disposition of two non-core operating facilities. Fiscal year 1998 results include a $1,008,000 after tax gain ($0.02 per diluted share) on the sale of real estate and a $616,000 after tax gain ($0.01 per diluted share) on the sale of a stock investment of which the Company held a minor interest.

The Company adopted Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, for its fiscal year 1999 reporting. This new standard requires the presentation of segment information consistent with information utilized by management for purposes of allocating resources and assessing performance. Upon adopting the new standard, aligning the requirements of the standard with the Company's operational and organizational structure, the Company has two reportable segments, the Furniture and Cabinets Segment and the Electronic Contract Assemblies Segment. The previous industry segment, Processed Wood Products and Other, has been integrated into the Furniture and Cabinets reportable segment consistent with the aggregation criteria outlined in Statement No. 131. The fiscal year 1998 discussion has been revised to reflect the change in segments.

RESULTS OF OPERATIONS
1999 DISCUSSION
Net sales for the 1999 fiscal year surpassed 1998 levels on increases by both of the Company's segments -- the Furniture and Cabinets Segment and the Electronic Contract Assemblies Segment. Net income for fiscal year 1999 also increased over the prior year in both segments.

Sales and Net Income by Segment
(Amounts in millions)
                                                    ------------ Year Ended June 30 ------------
                                                      1999               1998             1997
Net Sales:
  Furniture and Cabinets. . . . . . . . . . . .      $771.5             $706.7         $676.2
  Electronic Contract Assemblies. . . . . . . .       335.4              325.6          315.8

Net Income:
  Furniture and Cabinets. . . . . . . . . . . .      $ 34.6             $ 27.9         $ 32.5
  Electronic Contract Assemblies. . . . . . . .        18.2               18.1           19.6

FURNITURE AND CABINETS
Product line offerings included in the Furniture and Cabinets Segment are office furniture, home furniture, lodging and healthcare furniture, store fixtures, original equipment manufactured (OEM) furniture and cabinets and furniture components. The Company's production flexibility allows it to utilize portions of the available production capacity created by lower volumes within these product lines to support and balance increased production schedules of other product lines within this segment.

In fiscal year 1999, the Company completed a number of acquisitions included within the Furniture and Cabinets Segment. In September 1998, the Company acquired the assets and assumed certain liabilities of Transwall, Inc., a privately held manufacturer of stackable panel office furniture systems and floor-to-ceiling products, which increased its already extensive office furniture product offering. In January 1999, the Company purchased the assets and assumed certain liabilities of Southeast Millwork, a privately held manufacturer of store display fixtures. This acquisition provided an entry point for the Company to pursue the store fixtures markets. These two acquisitions were accounted for as purchases with results of operations included in the Company's consolidated results from the date of purchase. In April 1999, the Company purchased a manufacturing facility located in Juarez, Mexico. The Juarez facility will initially produce projection television cabinets and will provide additional capacity for other manufacturing operations in the future. The results of these acquisitions were not material to fiscal year 1999 consolidated operating results.

The Company also completed the sale of two of its non-core facilities in fiscal year 1999. In May 1999, the Company sold Kimball Furniture Reproductions, a furniture manufacturing facility located in Montgomery, Alabama. In June 1999, the Company sold ToolPro, a carbide cutting tools production operation located in Jasper, Indiana. Proceeds from the divestitures will be used to help fund future acquisitions and general corporate purposes to support the Company's growth strategy. An after tax gain of $2,674,000 was recorded on these two dispositions.

Fiscal year 1999 net sales increased 9% in the Furniture and Cabinets Segment, including acquisitions, when compared to the prior year. Sales increased for all product lines within this segment.

Increased volumes in the office furniture product line resulted in record sales in fiscal year 1999. Casegoods and systems products within the office furniture line both increased over fiscal year 1998, while sales of seating products declined slightly. Excluding acquisitions, office furniture sales growth outpaced the 2% growth in shipments reported by the Business and Institutional Furniture Manufacturer's Association (BIFMA) for the twelve-month period ending May 1999.

The lodging and healthcare product line experienced increased net sales in fiscal year 1999 over the prior year. Increased sales of the Company's custom-made products more than offset sales declines of standard product offerings. The latter part of the fiscal year showed a general slowing in orders from the lodging industry.

Fiscal year 1999 outside net sales of OEM furniture and cabinets experienced double-digit growth when compared to 1998. Increased volume of OEM projection television cabinets was the major contributor to the sales growth. Fiscal year 1998 sales of these cabinets were lower due to the relocation of a large customer and its longer than anticipated start up time.

Outside net sales of furniture components increased in fiscal year 1999 primarily as a result of volume increases in furniture component parts, mainly kitchen cabinet doors.

Net income in the Furniture and Cabinets Segment increased in 1999 when compared to 1998. Gross profit, as a percent of sales, decreased from 1998 primarily due to deeper discounting and increased material costs, as a percent of sales. Selling, general and administrative expenses increased in dollars in 1999 but decreased as a percent of sales as focused cost reductions resulted in lower freight, sales incentives and people costs, as a percent of sales.

ELECTRONIC CONTRACT ASSEMBLIES
Net sales for fiscal year 1999 in the Electronic Contract Assemblies Segment exceeded the prior year by 3%. Sales of electronic transportation products increased while sales of computer related products declined when compared to the prior year. The Company continues to expand its product line offering in the Electronic Contract Assemblies Segment including components for consumer electronics, appliances, and industrial controls.

Net income in fiscal year 1999 increased slightly over the prior year, primarily due to higher sales volumes. Gross profit, as a percent of net sales, remained relatively consistent in the current year when compared to 1998. Selling, general and administrative costs increased in dollars but decreased slightly, as
a percent of sales, in fiscal year 1999.   Net income was also affected by a
higher effective state income tax rate.

Included in this segment are sales to one customer, Lucas Varity, PLC, which accounted for 16% of consolidated net sales in both fiscal year 1999 and 1998. Sales to this customer represent approximately one half of total sales in the Electronic Contract Assemblies Segment, which has historically carried a higher operating income margin than the Company's other business segment. In May 1999, Lucas Varity was acquired by TRW.

This segment's investment capital carries a higher degree of risk than the Company's other segment due to rapid technological changes, the contract nature of this industry and the importance of sales to one customer.

CONSOLIDATED OPERATIONS
Consolidated selling, general and administrative expenses decreased, as a percent of sales, 0.2 percentage point in fiscal year 1999 when compared to 1998. The Company has been focused on reducing costs and continues to review activities and processes to assess where costs could further be reduced while continuing to provide quality products and services to the marketplace.

Other income decreased from the prior year on lower interest income caused by lower average investment balances and a shift in the Company's investment portfolio to a mix more heavily weighted toward tax-free municipal bonds with lower pre-tax interest rates. Partially offsetting the decline in interest income was an increase in miscellaneous income. In fiscal year 1999 the Company recorded a $1,337,000 after tax gain ($0.03 per diluted share) on the sale of a stock investment of which the Company held a minor interest and a $2,674,000 after tax gain ($0.06 per diluted share) on the disposition of two non-core facilities. Fiscal year 1998 results include a $1,008,000 after tax gain ($0.02 per diluted share) on the sale of real estate and a $616,000 after tax gain ($0.01 per diluted share) on the sale of a stock investment of which the Company held a minor interest.

The effective income tax rate decreased 1.8 percentage points in fiscal year 1999 in comparison to 1998. An increase in state tax rates was more than offset by a decrease in the federal effective tax rate as the Company utilized available capital loss carryforwards to offset capital gains.

Net income and Class B diluted earnings per share of $59,725,000 and $1.47, respectively, in fiscal year 1999 increased 9% from the prior year levels of $55,027,000 and $1.32, respectively.

1998 DISCUSSION
Net sales of $1,032,317,000 for the 1998 fiscal year surpassed 1997 levels on increased sales by both of the Company's segments -- the Furniture and Cabinets Segment and the Electronic Contract Assemblies Segment. Net income in 1998 decreased 5% to $55,027,000, from $57,745,000 in 1997.

FURNITURE AND CABINETS
Fiscal year 1998 net sales in the Furniture and Cabinets Segment, the Company's largest segment, increased 5% over the prior year. A double-digit increase in office furniture sales was partially offset by sales declines in lodging furniture and original equipment manufactured (OEM) furniture and cabinets.

The office furniture product line experienced record annual net sales as of fiscal year 1998. Growth was achieved without acquisitions and was distributed across all major product groupings - casegoods, seating, and systems. Increases in net sales resulted primarily from higher volumes. Office furniture sales growth kept pace with the most recent twelve-month industry trend. Price discounting remained a competitive factor in the office furniture industry, resulting in lower operating margins in the year over year comparison.

Fiscal year 1998 home furniture product line sales increased in comparison to 1997.

Net sales of lodging and healthcare furniture in 1998 declined when compared to 1997. Increased sales in the Company's standard product lines were more than offset by reduced sales of custom-made product. Lower volumes were primarily the result of competitive pricing pressures. In the latter half of the fiscal year, the Company re-evaluated its lodging furniture pricing structure, and initiated a new pricing strategy to offer more competitive pricing. In addition, based upon customer feedback certain products were reengineered which enabled the Company to lower costs without sacrificing customer-defined quality.

Outside net sales for the OEM furniture and cabinets product line declined when compared to the prior year, with volume declines in television cabinets and stands and audio speaker cabinets. Sales of OEM cabinets and stands in the home entertainment market were impacted by the relocation of a large customer and its longer than anticipated start up time in the early part of the fiscal year, resulting in lower volumes in 1998.

Outside sales of furniture components in 1998 remained relatively flat when compared to the prior year as increased sales of lumber products were offset by a decline in sales of dimension product. In an effort to grow additional outside sales in this segment, the Company invested in additional human resources focused in the sales and marketing area.

Net income in the Furniture and Cabinets Segment decreased in 1998 when compared to 1997, despite an increase in sales. Gross profit, as a percent of sales, remained flat with the prior year. Selling, general and administrative expenses rose in 1998 primarily due to increased investments in people and technology, higher product distribution costs, and increased sales-based incentive costs.

ELECTRONIC CONTRACT ASSEMBLIES
The Electronic Contract Assemblies Segment achieved record net sales as of fiscal year 1998 with an increase of 3% over the prior year. Increased demand for electronic transportation products was partially offset by decreased volumes in computer-related products. Fiscal year 1998 fourth quarter results were unfavorably impacted by the General Motors (GM) labor strike, as the Electronic Contract Assemblies Segment assembles components that are installed in GM vehicles. The Company estimates that the impact resulting from the GM strike was less than 2% of fourth quarter consolidated sales. This segment's investment capital carries a higher degree of risk than the Company's other segment due to rapid technological changes, the contract nature of this industry and the importance of sales to one customer. Included in this segment are sales to one customer, Lucas Varity, PLC, which accounted for 16% and 15% of consolidated sales in fiscal 1998 and 1997, respectively.
                                       -21-

Net income in 1998 decreased when compared to the prior year. Gross profit, as a percent of sales, decreased as lower material costs due to a product mix shift were more than offset by higher direct labor and overhead costs. Selling and administrative costs increased from one year ago on increased investments in people and technology. The Company continued to build its infrastructure to take advantage of the latest design and production technologies and to support growth opportunities within the segment.

CONSOLIDATED OPERATIONS
Other income in 1998 increased over the prior year as interest income increased on higher average investment balances. In the third quarter of fiscal year 1998, the Company realized a $616,000 after tax gain, or $0.01 per diluted share, on the sale of a stock investment of which the Company held a minor interest. The Company also recorded a $1.0 million after tax gain, or $0.02 per diluted share, on the sale of real estate in the second quarter of fiscal year 1998. In addition, the prior year includes a $3.8 million pretax loss (no after tax affect) charged to Other - net related to the sale of a foreign subsidiary.

The effective income tax rate increased 2.3 percentage points in 1998 primarily due to a $3.8 million tax benefit received on the sale of a foreign subsidiary in the prior year. Excluding this $3.8 million benefit, the effective income tax rate decreased 0.4 percentage point when compared to the prior year primarily the result of a decrease in the state income taxes in fiscal year 1998.

Net income and Class B diluted earnings per share of $55,027,000 and $1.32, respectively, in fiscal year 1998, decreased 5% from the prior year levels of $57,745,000 and $1.38, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's aggregate of cash, cash equivalents, and short-term investments decreased from $173 million at the end of fiscal year 1998 to $132 million at the end of fiscal year 1999 due primarily to cash outlays for strategic capital investments. Working capital at June 30, 1999 was $218 million with a current ratio of 2.3, compared to working capital of $260 million and a current ratio of
2.7 at June 30, 1998.

Operating activities generated $98 million of cash flow in fiscal year 1999 compared to $76 million in fiscal year 1998. Net income and non-cash charges to net income were partially offset by increases in receivables of $13 million.
The Company reinvested a record $103 million into capital investments for the future, including strategic acquisitions, the purchase of 11,700 acres of timber and harvest land, computer equipment, production equipment, office facilities and a child development facility. Financing cash flow activities were primarily in the form of $17 million in share repurchases and $26 million in dividend payments. Net cash flow, excluding the purchases and maturities of short-term investments was an outflow of $39 million.

In July 1999, the Company announced plans to construct a new state-of-the-art veneer mill and face operation. Over the next 12 months, the Company plans to invest approximately $13 million in capital resources constructing the new facility.

To meet short-term capital requirements, in fiscal year 1999 the Company established a $100 million revolving credit facility to be used for acquisitions and general corporate purposes. The agreement allows for both issuance of letters of credit and cash borrowings. At June 30, 1999, no debt was outstanding under this revolving credit facility.

The Company anticipates maintaining a strong liquidity position for the 2000 fiscal year and believes its available funds on hand, unused credit line available under the revolving credit facility and cash generated from operations will be sufficient for working capital needs and to fund investments in the Company's future. This statement is a forward-looking statement under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to a downturn in the economy, loss of key customers or suppliers, availability or increased costs of raw materials, or a natural disaster or similar unforeseen event.


YEAR 2000 READINESS DISCLOSURE
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a major system failure or miscalculations.

The Company completed an assessment of its computer systems and the embedded systems contained in its machinery, equipment and other infrastructure, and executed a plan to resolve the Year 2000 issue. The phases of the plan include inventory assessment, remediation and testing. An Executive Committee oversees completion of these activities. All phases of the Year 2000 plan have been completed for the Company's mission critical systems and equipment with the exception of the Juarez, Mexico manufacturing facility acquired late in fiscal year 1999. The Company anticipates this facility to be Year 2000 compliant by the end of September 1999. The Company also continues to make progress on Year 2000 compliance of non-critical computer and embedded systems. The Company will continue its Year 2000 assessment and testing efforts for new or modified systems throughout 1999 and will continue to test its critical systems for continued Year 2000 compliance. A corporate freeze on the introduction of certain business and information technology (IT) initiatives will occur December 1, 1999 through January 15, 2000 to maintain a stable environment through the turn of the century. While the Year 2000 issue has been given the highest priority among the IT group, any deferrals of other IT projects by the Company will not have a material effect on its financial condition or results of operations.

The total gross cost of Year 2000 compliance is estimated to range from $9 million to $11 million, of which approximately 75% had been incurred as of June 30, 1999. Existing information technology resources have been redeployed, which are anticipated to account for approximately 50% of the total costs, with the balance being incremental costs to the Company. Approximately 30% of the total gross costs relate to machinery and other fixed assets which will be capitalized, with the remaining costs being expensed as incurred.

The Company believes the key risk factors associated with Year 2000 are those it cannot directly control, primarily the readiness of its key suppliers, distributors, customers, public infrastructure suppliers and other vendors. The Company has initiated discussions with mission critical third parties to determine their Year 2000 compliance status through both mailings and direct contacts. The Company continues to follow up with its suppliers on their state of readiness, and where appropriate, is conducting in-depth evaluations which could lead to replacement of the supplier. While the Company is working
                                       -23-
diligently to ensure its mission critical third parties will be compliant, there can be no assurance that the systems of any third party on which the Company's systems and operations rely will be timely converted and which will not have a material adverse effect on the Company.

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

Contingency plans outlining recovery strategies for possible failures are currently being developed. Contingency plans would include such items as sourcing alternatives for single source suppliers, developing business resumption plans for all of the Company's business units, and evaluating temporary alternate manual processes.

This Year 2000 disclosure contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties including, but not limited to such factors as the availability and cost of human resources with expertise in this area, the ability to locate and correct all relevant computer codes and time constraints.

ACCOUNTING STANDARDS
In fiscal year 1999, the Company adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income. This standard requires the disclosure of all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income is reported in the Consolidated Statements of Share Owners' Equity.

Effective for the year ended June 30, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes new standards for defining the Company's segments and disclosing information about them. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. All prior year segment information has been restated to conform with SFAS No. 131.

In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The Company currently engages in limited derivative activity and currently does not expect this new standard to have a material effect on the Company's financial condition or results of operations. This standard will be effective for the Company's fiscal year 2001.

Item 7a - Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 1999, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $115 million. The Company classifies its short-term investments in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Held-to-maturity securities are stated at amortized cost and available-for-sale securities are stated at market value with unrealized gains and losses being recorded net of tax related effect, if any, as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at June 30, 1999 would cause the fair value of these short-term investments to decline by an immaterial amount.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. As of June 30, 1999, foreign subsidiaries' sales, operating income and assets each comprised less than 3% of consolidated amounts. Historically, the effect of movements in the exchange rates have been immaterial to the consolidated operating results of the Company.

Item 8. - Financial Statements and Supplementary Data


                          INDEX TO FINANCIAL STATEMENTS



                                                                 Page
Report of Management . . . . .. . . . . . . . . . . . . . . . .  27

Report of Independent Public Accountants  . . . . . . . . . . .  28

Consolidated Balance Sheets
   as of June 30, 1999 and 1998 . . . . . . . . . . . . . . . .  29

Consolidated Statements of Income
   for the Three Years Ended June 30, 1999. . . . . . . . . . .  30

Consolidated Statements of Cash Flows
   for the Three Years Ended June 30, 1999. . . . . . . . . . .  31

Consolidated Statements of Share Owners' Equity
   for the Three Years Ended June 30, 1999. . . . . . . . . . .  32

Notes to Consolidated Financial Statements. . . . . . . . . . .  33-48


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




                                                Douglas A. Habig
                                                Douglas A. Habig
                                                Chairman of the Board,
                                                Chief Executive Officer



                                                James C. Thyen
                                                James C. Thyen
                                                President



                                                Robert F. Schneider
                                                Robert F. Schneider
                                                Executive Vice President,
                                                Chief Financial Officer,
                                                Assistant Treasurer

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Share Owners of Kimball International, Inc.

We have audited the accompanying consolidated balance sheets of Kimball International, Inc. (an Indiana corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, cash flows and share owners' equity for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

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










ARTHUR ANDERSEN LLP



Chicago, Illinois
July 23, 1999

                         KIMBALL INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                (Amounts in Thousands, Except for Share Data)

                                                                         June 30
                                                                     1999       1998
Assets
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $ 16,775   $ 16,757
  Short-term investments . . . . . . . . . . . . . . . . . . . .   114,996    156,010
  Receivables, less allowances of
   $3,816 and $4,023, respectively . . . . . . . . . . . . . . .   132,284    119,170
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .    96,157     96,303
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26,129     24,697
      Total current assets . . . . . . . . . . . . . . . . . . .   386,341    412,937

Property and Equipment, net. . . . . . . . . . . . . . . . . . .   221,498    182,798
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . .    53,547     33,903

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $661,386   $629,638



Liabilities and Share Owners' Equity
Current Liabilities:
  Loans payable. . . . . . . . . . . . . . . . . . . . . . . . .  $  3,518   $  4,318
  Current maturities of long-term debt . . . . . . . . . . . . .     1,185        434
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    77,976     60,907
  Dividends payable. . . . . . . . . . . . . . . . . . . . . . .     6,380      6,521
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .    79,505     81,030
      Total current liabilities. . . . . . . . . . . . . . . . .   168,564    153,210

Other Liabilities:
  Long-term debt, less current maturities. . . . . . . . . . . .     1,730      1,856
  Deferred income taxes and other. . . . . . . . . . . . . . . .    26,815     25,949
      Total other liabilities. . . . . . . . . . . . . . . . . .    28,545     27,805

Share Owners' Equity:
  Common stock-par value $.05 per share:
   Class A- Shares authorized-49,945,000 (49,967,000 in 1998)
            Shares issued-14,486,000 (14,509,000 in 1998). . . .       724        725
   Class B- Shares authorized-100,000,000
            Shares issued-28,538,000 (28,516,000 in 1998). . . .     1,427      1,426
  Additional paid-in capital . . . . . . . . . . . . . . . . . .     6,379      6,022
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .   498,962    464,880
  Accumulated other comprehensive income . . . . . . . . . . . .     1,312      3,709
  Less:  Treasury stock-at cost:
   Class A- 156,000 shares (125,000 in 1998) . . . . . . . . . .    (2,877)    (2,362)
   Class B- 2,542,000 shares (1,688,000 in 1998) . . . . . . . .   (41,650)   (25,777)
      Total share owners' equity . . . . . . . . . . . . . . . .   464,277    448,623

Total Liabilities and Share Owners' Equity . . . . . . . . . . .  $661,386   $629,638



See Notes to Consolidated Financial Statements.

                             KIMBALL INTERNATIONAL, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                   (Amounts in Thousands, Except for Per Share Data)



                                                                Year Ended June 30
                                                            1999       1998       1997
Net Sales. . . . . . . . . . . . . . . . . . . . . . . $1,106,967 $1,032,317   $992,049
Cost of Sales. . . . . . . . . . . . . . . . . . . . .    778,551    723,378    692,636
Gross Profit . . . . . . . . . . . . . . . . . . . . .    328,416    308,939    299,413

Selling, Administrative and General Expenses . . . . .    250,839    236,463    218,421
Operating Income . . . . . . . . . . . . . . . . . . .     77,577     72,476     80,992

Other Income (Expense):
  Interest Expense . . . . . . . . . . . . . . . . . .       (476)      (424)      (551)
  Interest Income. . . . . . . . . . . . . . . . . . .      6,554      9,458      8,484
  Other, Net . . . . . . . . . . . . . . . . . . . . .      8,719      5,917       (359)
   Other Income, Net . . . . . . . . . . . . . . . . .     14,797     14,951      7,574

Income Before Taxes on Income. . . . . . . . . . . . .     92,374     87,427     88,566

Taxes on Income. . . . . . . . . . . . . . . . . . . .     32,649     32,400     30,821

Net Income . . . . . . . . . . . . . . . . . . . . . .   $ 59,725   $ 55,027   $ 57,745




Earnings Per Share of Common Stock
 Basic:
  Class A. . . . . . . . . . . . . . . . . . . . . . .      $1.46      $1.32      $1.39
  Class B. . . . . . . . . . . . . . . . . . . . . . .      $1.48      $1.33      $1.40
 Diluted:
  Class A. . . . . . . . . . . . . . . . . . . . . . .      $1.45      $1.31      $1.38
  Class B. . . . . . . . . . . . . . . . . . . . . . .      $1.47      $1.32      $1.38

Average Number of Shares Outstanding
 Basic:
  Class A. . . . . . . . . . . . . . . . . . . . . . .     14,338     14,413     14,498
  Class B. . . . . . . . . . . . . . . . . . . . . . .     26,286     27,004     26,952
   Totals. . . . . . . . . . . . . . . . . . . . . . .     40,624     41,417     41,450
 Diluted:
  Class A. . . . . . . . . . . . . . . . . . . . . . .     14,338     14,413     14,498
  Class B. . . . . . . . . . . . . . . . . . . . . . .     26,501     27,401     27,265
   Totals. . . . . . . . . . . . . . . . . . . . . . .     40,839     41,814     41,763




See Notes to Consolidated Financial Statements.


                             KIMBALL INTERNATIONAL INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in Thousands)

                                                                  Year Ended June 30
                                                             1999        1998        1997
Cash Flows From Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . $ 59,725    $ 55,027    $ 57,745
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . .   39,710      33,806      33,395
    Gain on sales of assets. . . . . . . . . . . . . . . .   (3,917)     (1,986)       (597)
    Deferred income tax and other deferred charges . . . .    1,964         880      (1,247)

    Change in current assets and liabilities:
       Receivables . . . . . . . . . . . . . . . . . . . .  (13,114)     (9,028)      6,432
       Inventories . . . . . . . . . . . . . . . . . . . .   (4,816)    (15,174)     10,787
       Other current assets. . . . . . . . . . . . . . . .   (2,529)     (1,413)      1,751
       Accounts payable. . . . . . . . . . . . . . . . . .   17,069       7,844       4,055
       Accrued expenses. . . . . . . . . . . . . . . . . .    3,936       6,248       9,487
          Net cash provided by operating activities. . . .   98,028      76,204     121,808

Cash Flows From Investing Activities:
  Capital expenditures . . . . . . . . . . . . . . . . . .  (76,568)    (41,313)    (32,937)
  Proceeds from sales of assets. . . . . . . . . . . . . .      820       1,177       1,366
  Proceeds from sales of divisions/subsidiaries. . . . . .    7,156       3,150       2,345
  Increase in other assets . . . . . . . . . . . . . . . .  (25,973)     (7,359)    (11,810)
  Purchases of held-to-maturity securities . . . . . . . .     (400)    (21,415)    (34,465)
  Maturities of held-to-maturity securities. . . . . . . .    5,425      46,932      51,446
  Purchases of available-for-sale securities . . . . . . .  (23,191)    (97,120)    (58,305)
  Sales and maturities of available-for-sale securities. .   57,080      67,517         ---
          Net cash used for investing activities . . . . .  (55,651)    (48,431)    (82,360)

Cash Flows From Financing Activities:
  Net change in short-term borrowings. . . . . . . . . . .     (800)      1,846         190
  Net change in long-term debt . . . . . . . . . . . . . .      625        (494)       (724)
  Acquisition of treasury stock, net of sales. . . . . . .  (17,184)     (8,323)     (4,878)
  Dividends paid to share owners . . . . . . . . . . . . .  (25,784)    (24,280)    (21,508)
  Proceeds from exercise of stock options. . . . . . . . .      986       1,495         808
  Other-net. . . . . . . . . . . . . . . . . . . . . . . .     (176)        (63)       (132)
          Net cash used for financing activities . . . . .  (42,333)    (29,819)    (26,244)

Effect of exchange rate changes on cash. . . . . . . . . .      (26)        (15)        (33)
Net Increase (Decrease) in Cash and Cash Equivalents . . .       18      (2,061)     13,171

Cash and Cash Equivalents at Beginning of Year . . . . . .   16,757      18,818       5,647
Cash and Cash Equivalents at End of Year . . . . . . . . . $ 16,775    $ 16,757    $ 18,818




Total Cash, Cash Equivalents
 and Short-Term Investments:
  Cash and cash equivalents. . . . . . . . . . . . . . . . $ 16,775    $ 16,757    $ 18,818
  Short-term investments . . . . . . . . . . . . . . . . .  114,996     156,010     149,677
      Totals . . . . . . . . . . . . . . . . . . . . . . . $131,771    $172,767    $168,495


See Notes to Consolidated Financial Statements.



                                                         KIMBALL INTERNATIONAL, INC.
                                                CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY
                                                  (Amounts in thousands, except share data)



                                                                            Three Years Ended June 30, 1999
                                                                                            Accumulated
                                                 ---Common Stock---   Additional               Other
                                                                       Paid-In   Retained  Comprehensive  Treasury  Total Share
                                                 Class A    Class B    Capital   Earnings     Income       Stock   Owners' Equity

Amounts at June 30, 1996. . . . . . . . . . .    $2,285     $4,438    $  898     $399,024    $1,441       ($17,072)  $391,014
 Comprehensive income:
  Net income. . . . . . . . . . . . . . . . .                                      57,745                              57,745
  Net change in unrealized gains and losses
   on securities. . . . . . . . . . . . . . .                                                   (73)                      (73)
  Foreign currency translation adjustment . .                                                   280                       280
    Comprehensive income. . . . . . . . . . .                                                                          57,952

  Treasury stock acquired-net (134,000 shares)                            34                                (4,878)    (4,844)
  Shares of Class A Common Stock converted to
   Class B Common Stock (37,000 shares) . . .       (12)        12       647                                  (647)       ---
  Exercise of stock options (38,000 shares) .                             28                                   780        808
  Cash dividends:
   Class A ($.53 per share) . . . . . . . . .                                      (7,682)                             (7,682)
   Class B ($.535 per share). . . . . . . . .                                     (14,422)                            (14,422)

Amounts at June 30, 1997. . . . . . . . . . .    $2,273     $4,450    $1,607     $434,665    $1,648       ($21,817)  $422,826
 Comprehensive income:
  Net income. . . . . . . . . . . . . . . . .                                      55,027                              55,027
  Net change in unrealized gains and losses
   on securities. . . . . . . . . . . . . . .                                                 2,247                     2,247
  Foreign currency translation adjustment . .                                                  (186)                     (186)
    Comprehensive income. . . . . . . . . . .                                                                          57,088
  Treasury stock acquired-net (378,000 shares)                            74                                (8,213)    (8,139)
  Shares of Class A Common Stock converted to
   Class B Common Stock (36,000 shares) . . .        (3)         3        81                                   (81)       ---
  Exercise of stock options (117,000 shares).                           (312)                                1,972      1,660
  Cash dividends:
   Class A ($.58875 per share). . . . . . . .                                      (8,483)                             (8,483)
   Class B ($.605 per share). . . . . . . . .                                     (16,329)                            (16,329)
  Change par value from $.3125 pre stock split
   to $.05 post stock split . . . . . . . . .    (1,545)    (3,027)    4,572                                              ---

Amounts at June 30, 1998. . . . . . . . . . .    $  725     $1,426    $6,022     $464,880    $3,709       ($28,139)  $448,623
 Comprehensive income:
  Net income. . . . . . . . . . . . . . . . .                                      59,725                              59,725
  Net change in unrealized gains and losses
   on securities. . . . . . . . . . . . . . .                                                (2,100)                   (2,100)
  Foreign currency translation adjustment . .                                                  (297)                     (297)
    Comprehensive income. . . . . . . . . . .                                                                          57,328

  Treasury stock acquired-net (973,000 shares)                            77                               (17,094)   (17,017)
  Shares of Class A Common Stock converted to
   Class B Common Stock (22,000 shares) . . .        (1)         1       311                                  (311)       ---
  Exercise of stock options (88,000 shares) .                            (31)                                1,017        986
  Cash dividends:
   Class A ($.62 per share) . . . . . . . . .                                      (8,891)                             (8,891)
   Class B ($.64 per share) . . . . . . . . .                                     (16,752)                            (16,752)

Amounts at June 30, 1999. . . . . . . . . . .    $  724     $1,427    $6,379     $498,962    $1,312       ($44,527)  $464,277

See Notes to Consolidated Financial Statements.

                                               -32-

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

Cash, Cash Equivalents and Short-Term Investments: Cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the time of acquisition. Cash equivalents are stated at cost, which approximates market value. Short-term investments are cash investments, primarily municipal bonds and U.S. Government securities with maturities exceeding three months at the time of acquisition. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are stated at market value, with unrealized gains and losses excluded from net income and recorded net of related tax effect, if any, in Accumulated Other
Comprehensive Income, as a component of Share Owners' Equity.

Foreign Currency Translation: Assets and liabilities of foreign subsidiaries (except for Mexico, whose functional currency is the U.S. dollar) are translated into U.S. dollars at fiscal year-end exchange rates, income statement accounts are translated at the weighted average exchange rate during the year, and the resulting currency translation adjustments are recorded in Accumulated Other Comprehensive Income, as a component of Share Owners' Equity. Financial statements of Mexican operations are translated into U.S. dollars using both current and historical exchange rates, with translation gains and losses included in net income.

Inventories: Inventories are stated at the lower of cost or market value. Cost includes material, labor and applicable manufacturing overhead and is determined using the last-in, first-out (LIFO) method for approximately 51% and 52% of consolidated inventories in 1999 and 1998, respectively.
Cost of the remaining inventories is determined using the first-in, first-out
(FIFO) method.

Property, Equipment and Depreciation: Property and equipment are stated at cost. Depreciation is provided over the estimated useful life of the assets using the straight-line method for financial reporting purposes. Maintenance, repairs and minor renewals and betterments are expensed; major improvements are capitalized.

Research and Development: The costs of research and development are expensed as incurred. These costs were approximately, in millions, $11.6 in 1999, $13.1 in 1998, and $11.5 in 1997.

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

Off-Balance Sheet Risk: The Company engages in several types of financing arrangements with customers, primarily certain guarantees, and also has business and credit risks concentrated in the transportation, computer, telecommunications, consumer electronics and furniture industries.

Reclassifications: Certain prior year amounts have been reclassified to conform with the 1999 presentation.

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

New Accounting Standards: In fiscal year 1999, the Company adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income. This standard requires the disclosure of all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners.
Comprehensive income is reported in the Consolidated Statements of Share Owners' Equity.

Effective for the year ended June 30, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes new standards for defining the Company's segments and disclosing information about them. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. All prior year segment information has been restated to conform with SFAS No. 131.

In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The Company currently engages in limited derivative activity and currently does not expect this new standard to have a material effect on the Company's financial condition or results of operations. This standard will be effective for the Company's fiscal year 2001.

NOTE 2   ACQUISITIONS AND DISPOSITIONS
Acquisitions of Subsidiaries:

During fiscal year 1999, the Company completed a number of acquisitions related to its core competencies aimed at penetrating new markets and expanding existing markets. In the first quarter, the Company acquired the assets and assumed certain liabilities of Transwall, Inc., a privately held manufacturer of stackable panel office furniture systems and floor-to-ceiling products. In the third quarter, the Company acquired the assets and assumed certain liabilities of Southeast Millwork, a privately held manufacturer of store display fixtures. These acquisitions were accounted for as purchases with operating results included in the Company's Consolidated Statements of Income from the date of acquisition. The results of these acquisitions were not material to fiscal year 1999 consolidated operating results.

In the fourth quarter of fiscal year 1999, the Company purchased a manufacturing facility located in Juarez, Mexico. The Juarez facility will initially produce projection television cabinets and will provide additional capacity for other manufacturing operations in the future.

Dispositions of Subsidiaries:

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

The Company sold Kimball Furniture Reproductions, a furniture manufacturing facility located in Montgomery, Alabama, and ToolPro, a carbide cutting tools production operation located in Jasper, Indiana in the fourth quarter of fiscal year 1999. The sale of these subsidiaries generated a $2.7 million after-tax gain which is included in the 1999 Consolidated Statement of Income.

NOTE 3   INVENTORIES
Inventories are valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 51% and 52% of consolidated inventories in 1999 and 1998, respectively. The remaining inventories are valued using the lower of first-in, first-out (FIFO) cost or market value.

Had the FIFO method been used for all inventories, net income would have been, in millions, $0.2 lower in 1999, $0.6 higher in 1998, and $0.1 lower in 1997. Additionally, inventories would have been, in millions, $20.0 and $20.3 higher at June 30, 1999 and 1998, respectively, if the FIFO method had been used. During 1999 and 1998, certain inventory quantity reductions caused a liquidation of LIFO inventory values, which were immaterial.

Inventory components at June 30 are as follows:
(Amounts in Thousands)

                                               1999            1998
Finished products. . . . . . . . . . . . .   $33,262         $31,365
Work-in-process. . . . . . . . . . . . . .    14,471          12,971
Raw materials. . . . . . . . . . . . . . .    48,424          51,967
     Total inventory . . . . . . . . . . .   $96,157         $96,303

                                       -35-

NOTE 4   PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:
(Amounts in Thousands)
                                               1999              1998
Land . . . . . . . . . . . . . . . . . . .  $  6,931          $  4,471
Buildings and improvements . . . . . . . .   171,504           145,880
Machinery and equipment. . . . . . . . . .   291,432           264,316
Construction-in-progress . . . . . . . . .    16,772            13,882
  Total. . . . . . . . . . . . . . . . . .   486,639           428,549
     Less:  Accumulated depreciation . . .  (265,141)         (245,751)
  Property and equipment, net. . . . . . .  $221,498          $182,798

The useful lives used in computing depreciation are based on the Company's estimate of the service life of the classes of property, as follows:
                                                     Years
Buildings and improvements . . . . . . . .          12 to 50
Machinery and equipment. . . . . . . . . .           4 to 40
Leasehold improvements . . . . . . . . . .          Life of Lease

Depreciation and amortization of property and equipment totaled, in millions, $33.4 for 1999, $29.9 for 1998, and $29.4 for 1997.

NOTE 5 LEASE COMMITMENTS

Operating leases for certain office, showroom, warehouse and manufacturing facilities, and equipment, which expire from fiscal year 2000 to 2008, contain provisions under which minimum annual lease payments are, in millions, $7.8, $6.0, $4.3, $3.7, and $2.5 for the five years ended June 30, 2004, respectively, and aggregate $2.0 million from 2005 to the expiration of the leases in 2008. The Company is obligated under certain real estate leases to maintain the properties and pay real estate taxes.

Total rental expenses amounted to, in millions, $7.1, $6.7, and $5.9 in 1999, 1998 and 1997, respectively.

NOTE 6   LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt is principally obligations under long-term capitalized leases. Aggregate maturities of long-term debt for the next five years are, in thousands, $1,185, $629, $441, $144, and $151, respectively, and aggregate $365 thereafter. Interest rates range from 0% to 10%. Interest paid was immaterial in the three years ending June 30, 1999. Based upon borrowing rates currently available to the Company, the fair value of the Company's debt approximates the carrying value.

In fiscal year 1999, the Company established a five year revolving credit facility that provides for up to $100 million in borrowings. The Company intends to use this facility for acquisitions and general corporate purposes.
A commitment fee is payable on the unused portion of the credit facility. The interest rate applicable to borrowings under the agreement is based on the London Interbank Offered Rate (LIBOR) plus a margin. The Company is in compliance with debt covenants requiring it to maintain certain debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. No debt was outstanding under this agreement at June 30, 1999.
                                 -36-

NOTE 7   RETIREMENT PLANS

The Company has a trusteed defined contribution Retirement Plan in effect for substantially all domestic employees meeting the eligibility requirements. Company contributions are based on a percent of net income as defined in the plan; the percent of contribution is determined by the Board of Directors up to specific maximum limits. The plan includes a 401(k) feature, thereby permitting participants to make additional voluntary contributions on a pretax basis. Payments by the Company to the trusteed plan are vested and held for the sole benefit of participants. Total contributions to the Retirement Plans for 1999, 1998 and 1997 were approximately, in millions, $10.8, $10.1, and $11.3, respectively.

Employees of certain foreign subsidiaries are covered by local pension or retirement plans. Annual expense and accumulated benefits of these foreign plans are not significant to the consolidated financial statements.

NOTE 8   STOCK OPTIONS

On August 11, 1987, the Board of Directors adopted the 1987 Stock Incentive Program, which was approved by the Company's Share Owners on October 13, 1987. Under this plan, 3,600,000 shares of Class B Common Stock were reserved for incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and performance share awards available for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees. Approximately 275 employees were eligible to participate in the program during 1997. This Stock Incentive Program expired in August 1997, with prior year grants expiring annually through July 2001.

On June 11, 1996, the Board of Directors adopted the 1996 Stock Incentive Program, which was approved by the Company's Share Owners on October 22, 1996. Under this plan, 4,200,000 shares of Class B Common Stock were reserved, in addition to the approximately 2 million remaining shares currently reserved under the 1987 plan, for incentive stock options, nonqualified stock options, stock appreciation rights, and performance share awards available for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees. The 1996 Stock Incentive Program is a ten year plan. Approximately 290 employees were eligible to participate in the program during 1999 and 1998.

Stock options are priced at the fair market value of the stock at the date of grant. Options granted under the plans generally are exercisable from six months to two years after the date of grant and expire five to ten years after the date of grant. Shares of stock issued by the exercise of stock options granted through June 30, 1999 must be held for a five year period before being sold, except in certain situations. For stock options granted after June 30, 1999, shares of stock issued through exercise have no required holding period. Stock options are forfeited when employment terminates, except in case of retirement, death or permanent disability.

There are 250,000 additional shares reserved for issuance under the Directors' Stock Compensation and Option Plan which is available to all members of the Board of Directors. Under terms of the plan, Directors electing to receive all, or a portion, of their fees in the form of Company stock will also be granted a number of stock options equal to 50% of the number of shares received for compensation of fees. Option prices and vesting are similar to those of the 1996 Stock Incentive Program. The plan is in effect through October 2006.
                                      -37-

Stock option transactions are as follows:
                                                 Number          Weighted Average
                                                of Shares         Exercise Price

Options outstanding June 30, 1996. . . . . . .  1,099,700          $13.15

Granted. . . . . . . . . . . . . . . . . . . .    402,838           13.80
Exercised. . . . . . . . . . . . . . . . . . .    (90,872)          12.64
Forfeited. . . . . . . . . . . . . . . . . . .    (35,600)          13.31
Options outstanding June 30, 1997. . . . . . .  1,376,066           13.37

Granted. . . . . . . . . . . . . . . . . . . .    588,889           21.82
Exercised. . . . . . . . . . . . . . . . . . .   (225,769)          13.35
Forfeited. . . . . . . . . . . . . . . . . . .    (89,170)          14.89
Options outstanding June 30, 1998. . . . . . .  1,650,016           16.30

Granted. . . . . . . . . . . . . . . . . . . .    551,521           18.20
Exercised. . . . . . . . . . . . . . . . . . .   (141,993)          13.78
Forfeited. . . . . . . . . . . . . . . . . . .   (180,716)          16.57
Expired. . . . . . . . . . . . . . . . . . . .    (20,871)          14.80
Options outstanding June 30, 1999. . . . . . .  1,857,957          $17.05


Shares available for future options. . . . . .  5,536,506

Following is a status of options outstanding at June 30, 1999:
                               Outstanding Options               Exercisable Options
                   ---------------------------------------     -----------------------
                                     Weighted
                                     Average     Weighted                     Weighted
                                     Remaining   Average                      Average
   Exercise                         Contractual  Exercise                     Exercise
 Price Range         Number            Life       Price          Number        Price
-------------      ---------        -----------  ---------     ---------      --------
$12.00-$16.00        807,309        1 years      $13.19          805,833      $13.19
$16.00-$20.00        522,759        6 years       18.20          102,738       18.24
$20.00-$24.00        527,889        4 years       21.82          123,082       21.83
Total              1,857,957        4 years      $17.05        1,031,653      $14.72



The Company adopted the disclosure requirements of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) effective in fiscal year 1997. The Company has elected to continue to follow the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations; accordingly, no compensation cost has been reflected in the financial statements for its incentive stock options. Had compensation cost for the Company's incentive stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                        Year Ended June 30
                                                1999           1998           1997
Net Income
     As Reported . . . . . . . . . . . . .    $59,725        $55,027        $57,745
     Pro Forma . . . . . . . . . . . . . .    $57,444        $53,343        $56,765

Earnings per Share of Common Stock
     As Reported:
      Basic:
        Class A. . . . . . . . . . . . . .      $1.46          $1.32          $1.39
        Class B. . . . . . . . . . . . . .      $1.48          $1.33          $1.40
      Diluted:
        Class A. . . . . . . . . . . . . .      $1.45          $1.31          $1.38
        Class B. . . . . . . . . . . . . .      $1.47          $1.32          $1.38

     Pro Forma:
      Basic:
        Class A. . . . . . . . . . . . . .      $1.40          $1.28          $1.37
        Class B. . . . . . . . . . . . . .      $1.42          $1.29          $1.37
      Diluted:
        Class A. . . . . . . . . . . . . .      $1.40          $1.27          $1.36
        Class B. . . . . . . . . . . . . .      $1.42          $1.28          $1.36
                                            -38-

The pro forma effects on net income for the year ended June 30, 1997 may not be representative of the pro forma effect on net income in future years because FAS 123 does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

The weighted average fair value at date of grant for options granted during the years ended June 30, 1999, 1998 and 1997 was $3.72, $4.84 and $2.50 per option, respectively.

The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 34.0% in 1999, 31.7% in 1998 and 31.4% in 1997; risk-free interest rates of 5.4% in 1999, 6.2% in 1998 and 6.3% in 1997; dividend yield of 3.7% in 1999, 2.9% in 1998 and 2.9% in 1997; and an expected life of 3.5 years for all years.



NOTE 9  INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation reserve is provided for deferred tax assets relating to foreign net operating losses and U.S. capital loss carryforward benefits, due to uncertainty surrounding the utilization of these deferred tax assets. Income tax benefits associated with the foreign net operating losses have no expiration period under current tax laws, while benefits associated with the U.S. capital loss carryforward all expire during the 2002 fiscal year.

The components of the deferred tax assets and liabilities as of June 30, 1999 and 1998, are as follows:
(Amounts in Thousands)
                                                  1999           1998
Deferred tax assets:
  Receivables. . . . . . . . . . . . . . . . . $ 1,690         $ 1,830
  Inventory. . . . . . . . . . . . . . . . . .   2,311           2,338
  Employee benefits. . . . . . . . . . . . . .   6,690           6,579
  Other current liabilities. . . . . . . . . .   5,920           6,507
  Miscellaneous. . . . . . . . . . . . . . . .     587             658
  Foreign net operating losses . . . . . . . .   2,253           2,581
  Capital loss carryforward benefit. . . . . .     627           2,597
    Valuation reserve. . . . . . . . . . . . .  (2,880)         (4,794)
      Total asset. . . . . . . . . . . . . . . $17,198         $18,296

Deferred tax liabilities:
  Property & equipment . . . . . . . . . . . . $14,366         $15,144
  Miscellaneous. . . . . . . . . . . . . . . .     339             255
      Total liability. . . . . . . . . . . . . $14,705         $15,399


The components of income before taxes on income are as follows:
(Amounts in Thousands)
                                              ------- Year Ended June 30 -----
                                                1999         1998        1997
United States . . . . . . . . . . . . . . .   $90,674     $87,327      $87,626
Foreign . . . . . . . . . . . . . . . . . .     1,700         100          940
       Total income before taxes. . . . . .   $92,374     $87,427      $88,566



Taxes on income are composed of the following items:
(Amounts in Thousands)
                                              ------- Year Ended June 30 -----
                                                1999         1998        1997
Currently payable:
     Federal. . . . . . . . . . . . . . . .   $26,347      $29,363     $28,418
     Foreign. . . . . . . . . . . . . . . .       565          224         179
     State. . . . . . . . . . . . . . . . .     5,333        3,650       4,538
       Total current. . . . . . . . . . . .    32,245       33,237      33,135

Deferred Federal. . . . . . . . . . . . . .       404         (837)     (2,314)
       Total taxes on income. . . . . . . .   $32,649      $32,400     $30,821



A reconciliation of the statutory U.S. income tax rate to the Company's effective income tax rate follows:
(Amounts in Thousands)

                                               -------------- Year Ended June 30 --------------
                                                   1999              1998             1997
                                               Amount    %       Amount    %      Amount    %
Taxes computed at statutory rate . . . . . .  $32,331  35.0%    $30,600  35.0%   $30,998  35.0%
State income taxes,
  net of Federal income tax benefit  . . . .    3,466   3.7       2,373   2.7      3,179   3.6
Foreign tax effect . . . . . . . . . . . . .     (595) (0.6)        (35)   --       (329) (0.4)
Capital loss benefit . . . . . . . . . . . .   (1,586) (1.7)         --    --     (3,650) (4.1)
Tax-exempt interest income . . . . . . . . .   (1,412) (1.5)       (454) (0.5)      (531) (0.6)
Other-net. . . . . . . . . . . . . . . . . .      445   0.4         (84) (0.1)     1,154   1.3
     Total taxes on income . . . . . . . . .  $32,649  35.3%    $32,400  37.1%   $30,821  34.8%


Cash payments for income taxes, net of refunds, were in thousands, $28,884, $28,183 and $37,069 in 1999, 1998 and 1997, respectively.

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

NOTE 11  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is summarized as follows:
(Amounts in Thousands, Except for Per Share Data)
                                          ------------------ Three Months Ended --------------
                                          September 30   December 31    March 31    June 30
1999:
 Net Sales. . . . . . . . . . . . . . . .   $264,646      $280,080      $288,054    $274,187
 Gross Profit . . . . . . . . . . . . . .     78,557        83,053        86,433      80,373
 Net Income . . . . . . . . . . . . . . .     12,563        14,935        15,189      17,038
 Basic Earnings Per Share:
  Class A . . . . . . . . . . . . . . . .       $.31          $.36          $.37        $.42
  Class B . . . . . . . . . . . . . . . .        .31           .37           .38         .42
 Diluted Earnings Per Share:
  Class A . . . . . . . . . . . . . . . .       $.30          $.36          $.37        $.42
  Class B . . . . . . . . . . . . . . . .        .31           .37           .38         .42

1998:
 Net Sales. . . . . . . . . . . . . . . .   $245,857      $264,524      $265,001    $256,935
 Gross Profit . . . . . . . . . . . . . .     74,280        79,952        77,732      76,975
 Net Income . . . . . . . . . . . . . . .     13,029        15,485        13,702      12,811
 Basic Earnings Per Share:
  Class A . . . . . . . . . . . . . . . .       $.31          $.37          $.33        $.31
  Class B . . . . . . . . . . . . . . . .        .31           .38           .33         .31
 Diluted Earnings Per Share:
  Class A . . . . . . . . . . . . . . . .       $.31          $.36          $.33        $.30
  Class B . . . . . . . . . . . . . . . .        .31           .37           .33         .31

1997:
 Net Sales. . . . . . . . . . . . . . . .   $247,700      $253,780      $243,277    $247,292
 Gross Profit . . . . . . . . . . . . . .     73,134        75,169        73,819      77,291
 Net Income . . . . . . . . . . . . . . .     13,521        14,621        14,521      15,082
 Basic Earnings Per Share:
  Class A . . . . . . . . . . . . . . . .       $.32          $.35          $.35        $.36
  Class B . . . . . . . . . . . . . . . .        .33           .35           .35         .36
 Diluted Earnings Per Share:
  Class A . . . . . . . . . . . . . . . .       $.32          $.35          $.34        $.36
  Class B . . . . . . . . . . . . . . . .        .32           .35           .34         .36


Net income in the second quarter of fiscal 1998 was increased by, in thousands, $1,008 or $0.02 per share, representing the gain on the sale of real estate.  Net income in the third quarter of fiscal 1998 was increased by, in thousands, $616 or $0.01 per share, from the gain on the sale of a stock investment of which the Company held a minor interest.  Net income in the second quarter of fiscal 1999 was increased by, in thousands, $1,337 or $.03 per share, representing the gain on the sale of a stock investment of which the Company held a minor interest.  Net income in the fourth quarter of fiscal 1999 was increased by, in thousands, $2,674 or $.06 per share, representing the gain on the sale of two subsidiaries.

NOTE 12  SHORT-TERM INVESTMENTS

The Company classifies its short-term investments in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Fair values are estimated based upon the quoted market values of those, or similar instruments. Carrying costs reflect the original purchase price, with discounts and premium amortized over the life of the security.

Held-to-maturity securities are reported at carrying cost and consist primarily of government obligations with fair value equal to carrying cost of, in thousands, $399 at June 30, 1999, compared to fair value and carrying cost of $5,430 and $5,429 at June 30, 1998, respectively. Unrealized holding gains and losses were immaterial at June 30, 1999 and 1998. All held-to-maturity securities mature within a 12 month period.

Available-for-sale securities are reported at fair value and consist primarily of government and municipal obligations with fair values and carrying costs of, in thousands, $114,597 and $114,523 at June 30, 1999, compared to $150,581, and $148,408 at June 30, 1998, respectively. Unrealized holding gains and losses at June 30, 1999 were, in thousands, $277 and ($203), compared to $2,254 and ($80) at June 30, 1998, respectively. All available-for-sale securities mature within a four year period.

Proceeds from sales of available-for-sale securities were, in thousands, $17,273 and $27,236 for the years ended June 30, 1999 and 1998, respectively. Gross realized gains and losses on the sale of available-for-sale securities at June 30, 1999 were, in thousands, $172 and ($2) respectively, compared to gross realized gains of, in thousands, $76 at June 30, 1998. The cost was determined on each individual security in computing the realized gain.
                                 -42-

NOTE 13  ACCRUED EXPENSES

Accrued expenses at June 30 consist of:
(Amounts in Thousands)
                                                 ------ June 30 -------
                                                   1999           1998
Income taxes . . . . . . . . . . . . . . . . .   $ 2,292        $ 1,183
Property taxes . . . . . . . . . . . . . . . .     4,290          4,089
Compensation . . . . . . . . . . . . . . . . .    31,938         30,327
Retirement plan. . . . . . . . . . . . . . . .    10,529          9,889
Other expenses . . . . . . . . . . . . . . . .    30,456         35,542
 Total accrued expenses. . . . . . . . . . . .   $79,505        $81,030


NOTE 14  SEGMENT AND GEOGRAPHIC AREA INFORMATION


Effective for the year ended June 30, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The adoption of SFAS 131 requires the presentation of segment information which is consistent with information utilized by management for purposes of allocating resources and assessing performance. Upon adopting the new standard, aligning the requirements of the standard with the Company's operational and organizational structure, the Company now discloses two reportable segments, the Furniture and Cabinets Segment and the Electronic Contract Assemblies Segment. The previous segment, Processed Wood Products and Other, has been integrated into the Furniture and Cabinets reportable segment consistent with the aggregation criteria outlined in SFAS 131.

Management organizes the Company into segments based upon differences in products and services offered in each segment. The segments and their principal products and services are as follows:

The Furniture and Cabinets Segment produces office, lodging, healthcare and home furniture, OEM furniture and cabinet products, store fixtures, and a variety of other furniture and furniture components produced on a contract basis. Intersegment sales are insignificant.

The Electronic Contract Assemblies Segment produces electronic and electro-mechanical products (electronic assemblies) manufactured on a contract basis to customers' specifications, semiconductor processing, testing, engineering design and packaging services. Intersegment sales are insignificant. Included in the Electronic Contract Assemblies Segment are sales to one customer totaling in millions, $178.9, $168.2 and $152.2 in 1999, 1998 and 1997, respectively, representing 16%, 16% and 15% of consolidated net sales.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" with additional explanation of segment allocations as follows. Corporate operating costs are allocated to the segments based on the extent to which each segment uses a centralized function, where practicable. However, certain common costs have been allocated among segments less precisely than would be required for stand alone financial information prepared in accordance with generally accepted accounting principles. Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments.

The Company evaluates segment performance based upon several financial measures, although the two most common include economic profit, which incorporates a segment's cost of capital when evaluating financial performance, and net income. Pursuant to SFAS 131, net income is reported for each segment as it is the measure most consistent with the measurement principles used in the Company's consolidated financial statements.


                                                             1999
                                  --------------------------------------------------------------
                                    Furniture      Electronic      Unallocated
                                       and          Contract      Corporate and
(Amounts in Thousands)               Cabinets      Assemblies      Eliminations     Consolidated
------------------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . $771,528        $335,395         $    44         $1,106,967
Depreciation and amortization . . .   29,763           9,947              --             39,710
Interest income . . . . . . . . . .     --               --            6,554              6,554
Interest expense  . . . . . . . . .      412             --               64                476
Taxes on income . . . . . . . . . .   19,566          11,856           1,227             32,649
Net income. . . . . . . . . . . . .   34,569          18,185           6,971             59,725
Total assets  . . . . . . . . . . .  389,725         140,905         130,756            661,386
Capital expenditures  . . . . . . .   67,141           9,427              --             76,568


                                                             1998
                                  --------------------------------------------------------------
                                    Furniture      Electronic      Unallocated
                                       and          Contract      Corporate and
(Amounts in Thousands)               Cabinets      Assemblies      Eliminations     Consolidated
------------------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . $706,679        $325,602         $    36         $1,032,317
Depreciation and amortization . . .   25,719           8,087              --             33,806
Interest income . . . . . . . . . .     --               --            9,458              9,458
Interest expense  . . . . . . . . .      386             --               38                424
Taxes on income . . . . . . . . . .   17,917          10,932           3,551             32,400
Net income. . . . . . . . . . . . .   27,904          18,050           9,073             55,027
Total assets  . . . . . . . . . . .  331,247         128,165         170,226            629,638
Capital expenditures  . . . . . . .   29,000          12,313              --             41,313


                                                             1997
                                  --------------------------------------------------------------
                                    Furniture      Electronic      Unallocated
                                       and          Contract      Corporate and
(Amounts in Thousands)               Cabinets      Assemblies      Eliminations     Consolidated
------------------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . $676,218        $315,816         $    15         $  992,049
Depreciation and amortization . . .   26,106           7,289              --             33,395
Interest income . . . . . . . . . .     --               --            8,484              8,484
Interest expense  . . . . . . . . .      486              12              53                551
Taxes on income . . . . . . . . . .   16,820          11,985           2,016             30,821
Net income. . . . . . . . . . . . .   32,451          19,595           5,699             57,745
Total assets  . . . . . . . . . . .  301,018         114,783         165,782            581,583
Capital expenditures  . . . . . . .   24,110           8,827              --             32,937




Geographic Area

The following geographic area data include net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include property and equipment and other long-term assets such as software.

(Amounts in Thousands)
                                                --------- Year Ended June 30 --------
                                                    1999           1998          1997
Net Sales:
  United States. . . . . . . . . . . . . . . .   $1,022,943    $  977,716    $  942,086
  Foreign. . . . . . . . . . . . . . . . . . .       84,024        54,601        49,963
     Total Net Sales . . . . . . . . . . . . .   $1,106,967    $1,032,317    $  992,049

Long-Lived Assets:
  United States. . . . . . . . . . . . . . . .   $  233,132    $  199,043    $  190,904
  Foreign. . . . . . . . . . . . . . . . . . .       26,172         7,762         5,009
     Total Long-Lived Assets . . . . . . . . .   $  259,304    $  206,805    $  195,913

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

                                                                            1999
                                                ----------------------------------------------------------
                                                Available         Average             Earnings Per Share
                                                Income            Shares            Class A       Class B
                                                ---------         -------           -------       -------
(Amounts in Thousands, Except Per Share Data)
Net income . . . . . . . . . . . . . . . . . .  $59,725

Distributed earnings:
  Class A dividends declared . . . . . . . . .   (8,891)                            $ .620
  Class B dividends declared . . . . . . . . .  (16,752)                                          $ .640

Undistributed basic earnings . . . . . . . . .  $34,082           40,624              .839          .839
Basic Earnings Per Share . . . . . . . . . . .                                      $1.459        $1.479
Basic Earnings Per Share (rounded) . . . . . .                                      $1.46         $1.48

Dilutive effect of stock options . . . . . . .     (138)             215
Undistributed diluted earnings . . . . . . . .  $33,944           40,839              .831          .831
Diluted Earnings Per Share . . . . . . . . . .                                      $1.451        $1.471
Diluted Earnings Per Share (rounded) . . . . .                                      $1.45         $1.47

981,902 of the 1,901,947 average outstanding stock options were antidilutive, and were excluded from the dilutive computation for this period.


                                                                            1998
                                                ----------------------------------------------------------
                                                Available          Average            Earnings Per Share
                                                Income             Shares           Class A       Class B
                                                ---------          -------          -------       -------
(Amounts in Thousands, Except Per Share Data)
Net income . . . . . . . . . . . . . . . . . .  $55,027

Distributed earnings:
  Class A dividends declared . . . . . . . . .   (8,483)                            $ .58875
  Class B dividends declared . . . . . . . . .  (16,329)                                          $ .60500

Undistributed basic earnings . . . . . . . . .  $30,215            41,417             .72953        .72953
Basic Earnings Per Share . . . . . . . . . . .                                      $1.31828      $1.33453
Basic Earnings Per Share (rounded) . . . . . .                                      $1.32         $1.33

Dilutive effect of stock options . . . . . . .     (240)              397
Undistributed diluted earnings . . . . . . . .  $29,975            41,814             .71687        .71687
Diluted Earnings Per Share . . . . . . . . . .                                      $1.30562      $1.32187
Diluted Earnings Per Share (rounded) . . . . .                                      $1.31         $1.32

468,891 of the 1,685,007 average outstanding stock options were antidilutive, and were excluded from the dilutive computation for this period.

                                                                            1997
                                                ----------------------------------------------------------
                                                Available         Average             Earnings Per Share
                                                Income            Shares            Class A       Class B
                                                ---------         -------           -------       -------
(Amounts in Thousands, Except Per Share Data)
Net income . . . . . . . . . . . . . . . . . .  $57,745

Distributed earnings:
  Class A dividends declared . . . . . . . . .   (7,682)                            $ .530
  Class B dividends declared . . . . . . . . .  (14,422)                                          $ .535

Undistributed basic earnings . . . . . . . . .  $35,641           41,450              .860          .860
Basic Earnings Per Share . . . . . . . . . . .                                      $1.390        $1.395
Basic Earnings Per Share (rounded) . . . . . .                                      $1.39         $1.40

Dilutive effect of stock options . . . . . . .     (167)             313
Undistributed diluted earnings . . . . . . . .  $35,474           41,763              .849          .849
Diluted Earnings Per Share . . . . . . . . . .                                      $1.379        $1.384
Diluted Earnings Per Share (rounded) . . . . .                                      $1.38         $1.38



All outstanding stock options were dilutive and were included in the dilutive computation for this period.


NOTE 16 COMPREHENSIVE INCOME

Effective July 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption had no impact on the Company's net income or Share Owners' Equity. Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income consists of net income and other comprehensive income, which includes the net change in unrealized gains and losses on securities, and foreign currency translation adjustments. The Company has elected to disclose comprehensive income in the Consolidated Statements of Share Owners' Equity. Accumulated balances of other comprehensive income are as follows:

                                        Accumulated Other Comprehensive Income
                                              (Net of tax if applicable)

                                 Foreign             Net Change in        Accumulated
                                Currency           Unrealized Gains         Other
                               Translation          and Losses on       Comprehensive
                               Adjustments           Securities             Income
                               ------------        ----------------      -------------
Balance at June 30, 1996. .        $1,441              $   --                $1,441
Current year change . . . .           280                 (73)                  207
Balance at June 30, 1997. .         1,721                 (73)                1,648

Current year change . . . .          (186)              2,247                 2,061
Balance at June 30, 1998. .         1,535               2,174                 3,709

Current year change . . . .          (297)             (2,100)               (2,397)
Balance at June 30, 1999. .        $1,238              $   74                $1,312

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None


                                     PART III



Item 10. - Directors and Executive Officers of the Registrant

Directors
    The information called for by this item with respect to Directors is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 19, 1999 under the captions - "Election of Directors"; "Information Concerning the Board of Directors and Committees"; and "Compensation of Executive Officers".

Executive Officers of the Registrant
    The information called for by this item with respect to Executive Officers of the Registrant is included at the end of Part I and is incorporated herein by reference.



Item 11. - Executive Compensation
    The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 19, 1999 under the caption "Compensation of Executive Officers".



Item 12. - Security Ownership of Certain Beneficial Owners and Management The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 19, 1999 under the caption "Share Ownership Information".



Item 13. - Certain Relationships and Related Transactions
    The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 19, 1999 under the caption "Compensation Committee Interlocks and Insider Participation".

                                      PART IV



Item 14. - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

     1.  Financial Statements:
     The following consolidated financial statements of the Registrant are found in Item 8 and incorporated herein.
                                                                       Page
Report of Management . . . . . . . . . . . . . . . . . . . . . . . .   27
Report of Independent Public Accountants . . . . . . . . . . . . . .   28
Consolidated Balance Sheets
   as of June 30, 1999 and 1998  . . . . . . . . . . . . . . . . . .   29
Consolidated Statements of Income
   for the Three Years Ended June 30, 1999 . . . . . . . . . . . . .   30
Consolidated Statements of Cash Flows
   for the Three Years Ended June 30, 1999 . . . . . . . . . . . . .   31
Consolidated Statements of Share Owners' Equity
   for the Three Years Ended June 30, 1999 . . . . . . . . . . . . .   32
Notes to Consolidated Financial Statements . . . . . . . . . . . . .   33-48



    2.  Financial Statement Schedules:
                                                                       Page
II.  Valuation and Qualifying Accounts
          for the Three Years Ended June 30, 1999  . . . . . . . . .   53

    Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

    3.  Exhibits
    See the Exhibit Index on page 54 for a list of the exhibits filed or incorporated herein as a part of this report.


(b)  Reports on Form 8-K:
  Form 8-K dated May 26, 1999, was filed pursuant to Item 5 (Other Events) which contained the Company's news release dated May 25, 1999, announcing a $100 million revolving credit facility.

  Form 8-K dated July 8, 1999, was filed pursuant to Item 5 (Other Events) which contained the Company's new release dated July 8, 1999, announcing the sales of two of the Company's business units.

  Form 8-K dated July 19, 1999 was filed pursuant to Item 5 (Other Events) which contained the Company's new release dated July 16, 1999, announcing the Company's intent to construct a state-of-the-art veneer mill.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                KIMBALL INTERNATIONAL, INC.


                             by Robert F. Schneider
                                ROBERT F. SCHNEIDER
                                Executive Vice President,
                                Chief Financial Officer
                                and Assistant Treasurer
                                September 9, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                Douglas A. Habig
                                DOUGLAS A. HABIG
                                Chief Executive Officer
                                September 13, 1999


                                James C. Thyen
                                JAMES C. THYEN
                                President
                                September 9, 1999


                                Robert F. Schneider
                                ROBERT F. SCHNEIDER
                                Executive Vice President,
                                Chief Financial Officer
                                and Assistant Treasurer
                                September 9, 1999


                                Roy W. Templin
                                ROY W. TEMPLIN
                                Vice President,
                                Corporate Controller
                                September 9, 1999

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



         JOHN T. THYEN*                          JACK R. WENTWORTH*
         Director                                Director



         GARY P. CRITSER*                        BRIAN K. HABIG*
         Director                                Director


         ALAN B. GRAF, JR.*                      POLLY KAWALEK*
         Director                                Director



* The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date

September 13, 1999                          Ronald J. Thyen
                                            RONALD J. THYEN
                                            Director



September 17, 1999                          Christine M. Vujovich
                                            CHRISTINE M. VUJOVICH
                                            Director


                              Attorneys-In-Fact

KIMBALL INTERNATIONAL, INC.
Schedule II. - Valuation and Qualifying Accounts
(Amounts in Thousands)


                                             Additions
                                 Balance at   Charged    Charged    Writeoffs  Balance
                                 Beginning      to       to Other      and     at End
Description                       of Year     Expense    Accounts   Recoveries of Year
YEAR ENDED JUNE 30, 1999:
 Valuation Allowance:
      Receivables . . . . . .     $4,023      $   662    $ 311      $(1,180)   $3,816
      Deferred Tax Asset. . .     $4,794      $(1,914)   $ ---      $   ---    $2,880

YEAR ENDED JUNE 30, 1998:
 Valuation Allowances:
      Receivables . . . . . .     $4,017      $   731    $(104)     $  (621)   $4,023
      Deferred Tax Asset. . .     $4,438      $   356      ---          ---    $4,794

YEAR ENDED JUNE 30, 1997:
 Valuation Allowances:
      Receivables . . . . . .     $4,075      $   833    $(427)     $  (464)   $4,017
      Deferred Tax Asset. . .     $7,899      $(3,461)     ---          ---    $4,438







** Reductions to the deferred tax asset valuation allowance during fiscal year 1997 relate primarily to the sale of the Company's United Kingdom subsidiary and related transfer of net operating loss tax benefits to the buyer.  Fiscal year 1999 reductions to the deferred tax asset valuation allowance relate primarily to the utilization of capital loss carryforwards and related reversal of the valuation allowance as a result of the sale of two subsidiaries and the sale of a stock investment of which the Company held a minor interest.


                           KIMBALL INTERNATIONAL, INC.

                                INDEX OF EXHIBITS

 3(a)    Amended and restated Articles of Incorporation of the Company.
         (Incorporated by reference to the Company's Form 10-Q for the period ended December 31, 1997.)

 3(b)    Restated Bylaws of the Company.
         (Incorporated by reference to the Company's Form 10-Q for the period ended December 31, 1998.)

10(a)*   Supplemental Bonus Plan.

10(b)* Agreement with Directors who are also employees of the Company concerning $25,000 payment to a named beneficiary upon death.
         (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1997.)

10(c)*   1996 Stock Incentive Program. (Incorporated by reference to the
         Company's Schedule 14A Definitive Proxy Statement and Notice of
         Annual Meeting of Share Owners held October 22, 1996.)

10(d)* 1996 Director Stock Compensation and Option Plan. (Incorporated by reference to the Company's Schedule 14A Definitive Proxy
         Statement and Notice of Annual Meeting of Share Owners held
         October 22, 1996.)

10(e)* Form of Split Dollar Life Insurance Contract. (Incorporated by reference to the Company's Form 10-K for the year ended
         June 30, 1995.)

10(f)* Supplemental Employee Retirement Plan. (Incorporated by reference to the Company's Form 10-K for the year ended
         June 30, 1995.)

10(g)    Credit Agreement with NBD Bank, N.A.

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