Form 10-Q
period 1999-09-30
KIMBALL INTERNATIONAL INC
filed 1999-10-29
CIK 55772

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

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


The number of shares outstanding of the Registrant's common stock as of October 20, 1999 were:

   Class A Common Stock - 14,315,187 shares
   Class B Common Stock - 26,069,504 shares

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX


                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          - September 30, 1999 (Unaudited) and June 30, 1999. . . . . . . 3

          Consolidated Statements of Income (Unaudited)
          - Three Months Ended September 30, 1999 and 1998. . . . . . . . 4

          Consolidated Statements of Cash Flows (Unaudited)
          - Three Months Ended September 30, 1999 and 1998. . . . . . . . 5

          Notes To Consolidated Financial Statements (Unaudited). . . . . 6-7


  Item 2. Management's Discussion and Analysis Of
          Financial Condition and Results of Operations . . . . . . . . . 8-12

  Item 3. Quantitative and Qualitative Disclosures about Market Risk. . . 13

PART II  OTHER INFORMATION:


  Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 14

             Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 14

             Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . 15



                                      PART I. FINANCIAL INFORMATION
                                      ITEM 1. FINANCIAL STATEMENTS
                               KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (amounts in thousands)


                                                            (unaudited)
                                                            September 30,              June 30,
                                                               1999                      1999
Assets
Current Assets:
  Cash and cash equivalents                                  $  8,427                  $ 16,775
  Short-term investments                                      119,749                   114,996
  Receivables, less allowances
      of $3,689 and $3,816, respectively                      137,657                   132,284
  Inventories                                                 107,044                    96,157
  Other                                                        27,752                    26,129
     Total current assets                                     400,629                   386,341
Property And Equipment - net of
  accumulated depreciation of $272,902
  and $265,141, respectively                                  223,432                   221,498
Other Assets                                                   51,687                    53,547
       Total assets                                          $675,748                  $661,386

Liabilities And Share Owners' Equity
Current Liabilities:
  Loans payable                                              $  7,074                  $  3,518
  Current maturities of long-term debt                          1,202                     1,185
  Accounts payable                                             83,289                    77,976
  Dividends payable                                             6,390                     6,380
  Accrued expenses                                             80,192                    79,505
     Total current liabilities                                178,147                   168,564
Other Liabilities:
  Long-term debt, less current maturities                       1,393                     1,730
  Deferred income taxes and other                              26,229                    26,815
     Total other liabilities                                   27,622                    28,545
Share Owners' Equity:
  Common stock                                                  2,151                     2,151
  Additional paid-in capital                                    6,722                     6,379
  Retained earnings                                           504,131                   498,962
  Accumulated other comprehensive income                        1,256                     1,312
  Less:  Treasury stock, at cost                              (44,281)                  (44,527)
     Total Share Owners' Equity                               469,979                   464,277
       Total liabilities and Share Owners' equity            $675,748                  $661,386


See Notes to Consolidated Financial Statements

                                   KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                (amounts in thousands except for per share data)



                                              (unaudited)
                                           Three Months Ended
                                             September 30,
                                          1999          1998

Net Sales                              $278,402      $264,646

Cost of Sales                           201,627       186,089

Gross Profit                             76,775        78,557

Selling, General and
   Administrative Expenses               62,640        61,982

Operating Income                         14,135        16,575

Other Income (Expense):
  Interest expense                          (92)         (105)
  Interest income                         1,443         1,964
  Other - net                             1,467         1,057
     Other income - net                   2,818         2,916

Income Before Taxes on Income            16,953        19,491

Taxes on Income                           5,394         6,928

Net Income                             $ 11,559      $ 12,563


Earnings Per Share of Common Stock:
 Basic:
     Class A                              $ .28         $ .31
     Class B                              $ .29         $ .31
 Diluted:
     Class A                              $ .28         $ .30
     Class B                              $ .29         $ .31


Dividends Per Share of Common Stock:
     Class A                              $ .155        $ .155
     Class B                              $ .160        $ .160

Average Total Number of Shares
   Outstanding Class A and B
   Common Stock:
     Basic                               40,374        40,930
     Diluted                             40,619        41,179

See Notes to Consolidated Financial Statements

                             KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (amounts in thousands)

                                                                      (unaudited)
                                                                  Three Months Ended
                                                                     September 30,
                                                                 1999            1998
Cash Flows From Operating Activities:
  Net income                                                   $ 11,559        $ 12,563
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                               10,677           9,252
     Gain on sales of assets                                       (911)           (208)
     Deferred income tax and other deferred charges              (1,100)         (2,338)
     Change in current assets and liabilities:
      Receivables                                                (5,373)        (13,063)
      Inventories                                                (7,656)         (3,436)
      Other current assets                                       (1,111)            469
      Accounts payable                                            5,313           1,836
      Accrued expenses                                           (2,168)          1,029
          Net cash provided by operating activities               9,230           6,104

Cash Flows From Investing Activities:
  Capital expenditures                                          (11,503)        (17,977)
  Proceeds from sales of assets                                   1,331             340
  Net change in other assets                                        328         (17,357)
  Purchases of held-to-maturity investments                         -0-            (400)
  Maturities of held-to-maturity investments                        400           5,410
  Purchases of available-for-sale securities                    (46,986)        (13,462)
  Sales and maturities of available-for-sale securities          41,590          33,575
          Net cash used for investing activities                (14,840)         (9,871)

Cash Flows From Financing Activities:
  Net change in short-term borrowings                             3,556           4,075
  Net change in long-term debt                                     (319)            504
  Acquisition of treasury stock, net of sales                      (435)        (10,475)
  Dividends paid to share owners                                 (6,380)         (6,521)
  Proceeds from exercise of stock options                           689             797
  Other - net                                                       151             (29)
          Net cash used for financing activities                 (2,738)        (11,649)

Effect of Exchange Rate Change on
  Cash and Cash Equivalents                                         -0-             (13)
Net Decrease in Cash and Cash Equivalents                        (8,348)        (15,429)

Cash and Cash Equivalents-Beginning of Period                    16,775          16,757
Cash and Cash Equivalents-End of Period                        $  8,427        $  1,328

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income taxes                                              $    360        $    125
     Interest                                                  $     98        $    125

Total Cash, Cash Equivalents and
  Short-Term Investments:
     Cash and cash equivalents                                 $  8,427        $  1,328
     Short-term investments                                     119,749         131,014
          Totals                                               $128,176        $132,342

See Notes to Consolidated Financial Statements

                    KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

Note 1. Basis of Presentation

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


Note 2. Inventories

    Inventory components of the Company are as follows:

                           September 30,   June 30,
                              1999           1999

      (in thousands)
      Finished Products    $ 37,157        $33,262
      Work-in-Process        16,080         14,471
      Raw Materials          53,807         48,424
         Total inventory   $107,044        $96,157

     For interim reporting, LIFO inventories are computed based on estimated year-end quantities and interim changes in price levels.  Changes in such estimates will be reflected in the interim financial statements in the period in which they occur.

Note 3.  Segment Information

    Effective for the year ended June 30, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The adoption of SFAS 131 requires the presentation of segment information that is consistent with information utilized by management for purposes of allocating resources and assessing performance.

    Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture and Cabinets Segment manufactures furniture for the office, residential, lodging and healthcare industries and store display fixtures, all sold under the Company's family of brand names. Other products produced by the Furniture and Cabinets Segment on an original equipment manufactured basis include store fixtures, television cabinets and stands, audio speaker systems and furniture components. The Electronic Contract Assemblies Segment is a global provider of design engineering, manufacturing, packaging and distribution of electronic assemblies, circuit boards, multi-chip modules and semiconductor components on a contract basis to customers in the transportation, industrial controls, telecommunications, computer and medical industries. Intersegment sales are insignificant. Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments. The basis of segmentation and accounting policies of the segments are consistent with those as disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

                                                  Three Months Ended
                                          September 30,      September 30,
                                              1999               1998
(in thousands)

Net Sales:
  Furniture and Cabinets                    $193,686           $191,687
  Electronic Contract Assemblies              84,700             72,948
  Unallocated Corporate and Eliminations          16                 11
  Consolidated                              $278,402           $264,646

Net Income:
  Furniture and Cabinets                     $ 5,293           $  8,010
  Electronic Contract Assemblies               3,440              2,444
  Unallocated Corporate and Eliminations       2,826              2,109
  Consolidated                               $11,559           $ 12,563

Total Assets:
  Furniture and Cabinets                    $399,461           $366,630
  Electronic Contract Assemblies             148,706            138,867
  Unallocated Corporate and Eliminations     127,581            126,869
  Consolidated                              $675,748           $632,366

Note 4. Comprehensive Income

     Effective July 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 - Reporting Comprehensive Income. Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three month period ending September 30, 1999 and 1998 is as follows:

                                                    Three Months Ended
                                                       September 30,
                                                   1999            1998
(in thousands)

Net Income                                       $11,559         $12,563
Net Change in Unrealized Gains/Losses
  on Securities                                     (243)           (257)
Foreign Currency Translation Adjustment              187             (12)
      Comprehensive Income                       $11,503         $12,294


Note 5. New Accounting Standard

     In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The Company currently engages in limited derivative activity and currently does not expect this new standard to have a material effect on the Company's financial condition or results of operations. This standard will be effective for the Company's fiscal year 2001.
                                 - 7 -

                                      Item 2.
                        Management's Discussion and Analysis
                   of Financial Condition and Results of Operations

OVERVIEW
Fiscal year 2000 first quarter sales of $278,402,000 exceeded the prior year by 5% and, even excluding prior year acquisitions, set a new record for first quarter sales. First quarter net income of $11,559,000 declined 8% from the first quarter of fiscal year 1999. Class B diluted earnings per share decreased to $0.29 which is a 6% decrease from the prior year.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998
Net sales for the first quarter of fiscal year 2000 surpassed first quarter 1999 levels on increases by both of the Company's segments -- the Furniture and Cabinets Segment and the Electronic Contract Assemblies Segment. Net income for the quarter declined in the Furniture and Cabinets Segment while net income for the Electronic Contract Assemblies Segment surpassed the prior year.

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

Fiscal year 2000 first quarter net sales increased 1% in the Furniture and Cabinets Segment when compared to the prior year. Sales increased in the OEM furniture and cabinets, home furniture and furniture component product lines while sales of lodging and healthcare product lines declined.

First quarter net sales in the office furniture product line remained flat with the prior year. An increase in sales of casegoods product was offset by decreases in both systems and seating products. Excluding prior year acquisitions, first quarter office furniture sales growth held constant with the decline in shipments of 1.4% reported by the Business and Institutional Furniture Manufacturer's Association (BIFMA) for its three-month period ending August 1999.

Net sales in the first quarter of fiscal year 2000 declined in the lodging and healthcare product lines partially due to a slowing in orders caused by the seasonal nature of the lodging industry and the timing of several large projects. Sales declined in both custom-made products and standard product offerings. The Company anticipates sales volumes to pick up in the latter half of the fiscal year, as evidenced by a 32% increase in the order backlog as of September 30, 1999 when compared to the beginning of the fiscal year. The preceding statement is a forward-looking statement under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to, customer order changes, raw material availability delays or other unexpected production delays.

First quarter net sales of OEM furniture and cabinets exceeded the prior year sales levels primarily due to increased sales of contract residential furniture and metal component parts. Sales of television cabinets remained flat with the prior year partially the result of volume declines and price reductions on select products as the Company transitions some of its television cabinet production to its new Juarez, Mexico facility.
                                 - 8 -

Net sales of furniture components increased in the first quarter of fiscal year 2000 primarily on increased sales of kitchen cabinet doors and dimension products.

Net income in the Furniture and Cabinets Segment decreased in the first quarter of fiscal year 2000 when compared to one year ago. Gross profit, as a percent of sales, decreased as increased material and overhead costs, as a percent of sales, were partially offset by lower labor costs, as a percent of sales. Start-up costs and lower than expected sales to a key customer at the Company's recently acquired facility in Juarez, Mexico contributed to the decline in gross profit in the current year. The Company is addressing the cost issues and expects the results of those efforts to be reflected in the second and third quarters of the current fiscal year. Also contributing to the decline in gross profit was the lower volumes and a mix toward lower margin custom-made projects in the lodging and healthcare product lines. Selling, general and administrative expenses decreased in both dollars and as a percent of sales as a focus on cost reductions continues in fiscal year 2000. The above statement concerning the Company's Juarez, Mexico facility is a forward-looking statement under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to, customer order changes or additional unexpected manufacturing costs.

ELECTRONIC CONTRACT ASSEMBLIES
Net sales for the first quarter of fiscal year 2000 in the Electronic Contract Assemblies Segment exceeded the prior year by 16%. Sales of electronic transportation products, components for medical devices and component parts for appliances increased while sales of computer related products declined when compared to the prior year. Sales in the prior year first quarter were unfavorably impacted by the General Motors labor strike.

First quarter net income increased over the prior year on the higher sales volumes. Gross profit, as a percent of net sales, increased in the first quarter compared to the prior year as decreased labor and overhead costs, as a percent of sales, more than offset increased material costs, as a percent of sales, caused by a shift in the product mix. Selling, general and administrative costs increased in dollars but decreased as a percent of sales, as sales grew at a faster pace than expenses.

Included in this segment are sales to one customer, TRW Inc., which accounted for 16% and 13% of consolidated net sales in the first quarter of fiscal year 2000 and 1999, respectively. Sales to this customer represent approximately one half of total sales in the Electronic Contract Assemblies Segment, which has historically carried a higher operating income margin than the Company's other business segment.

This segment's investment capital carries a higher degree of risk than the Company's other segment due to rapid technological changes, the contract nature of this industry and the importance of sales to one customer.

CONSOLIDATED OPERATIONS
Consolidated selling, general and administrative expenses decreased, as a percent of sales, 0.9 percentage point comparing the first quarter of fiscal year 2000 to fiscal year 1999. The Company began a focused effort on reducing costs in the latter half of the prior fiscal year and continues to review activities and processes to assess where costs could further be reduced while continuing to provide quality products and services to the marketplace.

Other income decreased from the prior year on lower interest income caused by lower average investment balances. Miscellaneous income increased for the
                                 - 9 -
period primarily due to gains on the sale of real estate property.
The effective income tax rate decreased 3.7 percentage points in the first quarter compared to one year ago. An increase in the state tax rate was more than offset by a decrease in the federal effective tax rate as the Company utilized available capital loss carryforwards to offset capital gains and realized the benefit of research and development tax credits.

Net income and Class B diluted earnings per share of $11,559,000 and $0.29, respectively, for the first quarter of fiscal year 2000 decreased 8% and 6%, respectively, from the prior year levels of $12,563,000 and $0.31.

LIQUIDITY AND CAPITAL RESOURCES
The Company's aggregate of cash, cash equivalents, and short-term investments decreased from $132 million at June 30, 1999 to $128 million at September 30, 1999. Working capital at September 30, 1999 was $222 million with a current ratio of 2.2, compared to working capital of $218 million and a current ratio of
2.3 at June 30, 1999.

Operating activities generated $9 million of cash flow in the first quarter of fiscal year 2000 compared to $6 million in 1999. Net income and non-cash charges to net income were partially offset by increases in receivables and inventory. The Company reinvested $11 million into capital investments for the future, including production equipment and office facilities. Financing cash flow activities include $6 million in dividend payments. Net cash flow, excluding the purchases and maturities of short-term investments was an outflow of $3 million.

To meet short-term capital requirements the Company maintains a $100 million revolving credit facility to be used for acquisitions and general corporate purposes. The agreement allows for both issuance of letters of credit and cash borrowings. At September 30, 1999, there were $3 million of short-term cash borrowings outstanding under the revolving credit facility, leaving $97 million of funds available.

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

The Company completed an assessment of its computer systems and the embedded systems contained in its machinery, equipment and other infrastructure, and executed a plan to resolve the Year 2000 issue. The phases of the plan include inventory assessment, remediation and testing. An Executive Committee oversees completion of these activities. All phases of the Year 2000 plan have been completed for the Company's mission critical systems and equipment. The Company also continues to make progress on Year 2000 compliance of non-critical computer
                                 - 10 -
and embedded systems. The Company will continue its Year 2000 assessment and testing efforts for new or modified systems throughout 1999 and will continue to
test its critical systems for continued Year 2000 compliance.   A corporate
freeze on the introduction of certain business and information technology (IT) initiatives will occur December 1, 1999 through January 15, 2000 to maintain a stable environment through the turn of the century. While the Year 2000 issue has been given the highest priority among the IT group, any deferrals of other IT projects by the Company will not have a material effect on its financial condition or results of operations.

The total gross cost of Year 2000 compliance is estimated to range from $8.5 million to $10.5 million, of which approximately 85% had been incurred as of September 30, 1999. Existing information technology resources have been redeployed, which are anticipated to account for approximately 50% of the total costs, with the balance being incremental costs to the Company. Approximately 30% of the total gross costs relate to machinery and other fixed assets which will be capitalized or in certain situations leased, with the remaining costs being expensed as incurred.

The Company believes the key risk factors associated with Year 2000 are those it cannot directly control, primarily the readiness of its key suppliers, distributors, customers, public infrastructure suppliers and other vendors. The Company continues to follow up with its mission critical suppliers on their state of readiness, and where appropriate, is conducting in-depth evaluations which could lead to replacement of the supplier. While the Company is working diligently to ensure its mission critical third parties will be compliant, there can be no assurance that the systems of any third party on which the Company's systems and operations rely will be timely converted and which will not have a material adverse effect on the Company.

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

Contingency plans outlining recovery strategies for possible failures are being finalized. Contingency plans include such items as sourcing alternatives for single source suppliers, developing business resumption plans for all of the Company's business units, and evaluating temporary alternate manual processes.

This Year 2000 disclosure contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties including, but not limited to such factors as the availability and cost of human resources with expertise in this area, the ability to locate and correct all relevant computer codes and time constraints.

ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The Company currently engages in limited derivative activity and currently does not expect this new standard to have a material effect on the Company's financial condition or results of operations. This standard will be effective for the Company's fiscal year 2001.

-------------------------------------------------------------------------------
This document contains certain statements which could be considered forward-looking under the Private Securities Litigation Reform Act of 1995. Cautionary statements regarding these statements have been included in this document, when appropriate. Additional cautionary statements regarding these types of Statements and other factors that could have an effect on the future performance of the Company are contained in the Company's Form 10-K filing for the period ending June 30, 1999.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 1999, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $120 million. The Company classifies its short-term investments in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Held-to-maturity securities are stated at amortized cost and available-for-sale securities are stated at market value with unrealized gains and losses being recorded net of tax related effect, if any, as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at September 30, 1999 would cause the fair value of these short-term investments to decline by an immaterial amount.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. As of the latest fiscal year-end, foreign subsidiaries' sales, operating income and assets each comprised less than 3% of consolidated amounts. Historically, the effect of movements in the exchange rates have been immaterial to the consolidated operating results of the Company.

                              PART II. OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

         (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

             (11)   Computation of Earnings Per Share

             (27)   Financial Data Schedule

         (b) Reports on Form 8-K

             Form 8-K dated July 8, 1999, was filed pursuant to Item 5 (Other Events) which contained the Company's news release dated July 8, 1999, announcing the sales of two of the Company's business units.

             Form 8-K dated July 19, 1999, was filed pursuant to Item 5 (Other Events) which contained the Company's news release dated July 16, 1999, announcing the Company's intent to construct a state-of-the-art veneer mill.


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

Date: October 29, 1999


Kimball International, Inc
Exhibit Index


Exhibit No.           Description

11                    Computation of Earnings Per Share
27                    Financial Data Schedule
