Form 10-Q
period 1999-12-31
KIMBALL INTERNATIONAL INC
filed 2000-02-07
CIK 55772

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1999

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


The number of shares outstanding of the Registrant's common stock as of January 24, 2000 were:

   Class A Common Stock - 14,297,013 shares
   Class B Common Stock - 26,164,403 shares

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX


                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          - December 31, 1999 (Unaudited) and June 30, 1999 . . . . . . . 3

          Consolidated Statements of Income (Unaudited)
          - Three and Six Months Ended December 31, 1999 and 1998 . . . . 4

          Consolidated Statements of Cash Flows (Unaudited)
          - Six Months Ended December 31, 1999 and 1998 . . . . . . . . . 5

          Notes To Consolidated Financial Statements (Unaudited). . . . . 6-7


  Item 2. Management's Discussion and Analysis Of
          Financial Condition and Results of Operations . . . . . . . . . 8-12

  Item 3. Quantitative & Qualitative Disclosures about Market Risk. . . . 13

PART II  OTHER INFORMATION:

  Item 4 (c). Submission of Matters to a Vote of Security Holders . . . . 14

  Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 15

              Signatures. . . . . . . . . . . . . . . . . . . . . . . . . 15

              Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . 16



                                      PART I. FINANCIAL INFORMATION
                                      ITEM 1. FINANCIAL STATEMENTS
                               KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (amounts in thousands)


                                                            (unaudited)
                                                            December 31,               June 30,
                                                               1999                      1999
Assets
Current Assets:
  Cash and cash equivalents                                  $  2,286                  $ 16,775
  Short-term investments                                      107,693                   114,996
  Receivables, less allowances
      of $4,416 and $3,816, respectively                      143,815                   132,284
  Inventories                                                 109,941                    96,157
  Other                                                        25,296                    26,129
     Total current assets                                     389,031                   386,341
Property And Equipment - net of
  accumulated depreciation of $281,158
  and $265,141, respectively                                  230,844                   221,498
Other Assets                                                   57,631                    53,547
       Total assets                                          $677,506                  $661,386

Liabilities And Share Owners' Equity
Current Liabilities:
  Loans payable                                              $ 14,092                  $  3,518
  Current maturities of long-term debt                          1,213                     1,185
  Accounts payable                                             81,411                    77,976
  Dividends payable                                             6,402                     6,380
  Accrued expenses                                             69,402                    79,505
     Total current liabilities                                172,520                   168,564
Other Liabilities:
  Long-term debt, less current maturities                       1,200                     1,730
  Deferred income taxes and other                              27,481                    26,815
     Total other liabilities                                   28,681                    28,545
Share Owners' Equity:
  Common stock                                                  2,151                     2,151
  Additional paid-in capital                                    8,112                     6,379
  Retained earnings                                           509,956                   498,962
  Accumulated other comprehensive income                          551                     1,312
  Less:  Treasury stock, at cost                              (44,465)                  (44,527)
     Total Share Owners' Equity                               476,305                   464,277
       Total liabilities and Share Owners' equity            $677,506                  $661,386


See Notes to Consolidated Financial Statements

                                   KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                (amounts in thousands except for per share data)



                                              (unaudited)                (unaudited)
                                           Three Months Ended           Six Months Ended
                                             December 31,                 December 31,
                                          1999          1998           1999          1998

Net Sales                              $294,275      $280,080        $572,677      $544,726

Cost of Sales                           211,807       197,027         413,434       383,116

Gross Profit                             82,468        83,053         159,243       161,610

Selling, General and
   Administrative Expenses               65,995        64,715         128,635       126,697

Operating Income                         16,473        18,338          30,608        34,913

Other Income (Expense):
  Interest expense                         (145)         (168)           (237)         (273)
  Interest income                         1,231         1,570           2,674         3,534
  Other - net                               979         3,095           2,446         4,152
     Other income - net                   2,065         4,497           4,883         7,413

Income Before Taxes on Income            18,538        22,835          35,491        42,326

Taxes on Income                           6,311         7,900          11,705        14,828

Net Income                             $ 12,227      $ 14,935        $ 23,786      $ 27,498


Earnings Per Share of Common Stock:
 Basic:
     Class A                              $ .30         $ .36           $ .58         $ .67
     Class B                              $ .30         $ .37           $ .59         $ .68
 Diluted:
     Class A                              $ .30         $ .36           $ .58         $ .66
     Class B                              $ .30         $ .37           $ .59         $ .67


Dividends Per Share of Common Stock:
     Class A                              $ .155        $ .155          $ .31         $ .31
     Class B                              $ .160        $ .160          $ .32         $ .32

Average Total Number of Shares
   Outstanding Class A and B
   Common Stock:
     Basic                                40,377        40,698          40,375       40,814
     Diluted                              40,499        40,971          40,548       41,073

See Notes to Consolidated Financial Statements

                             KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (amounts in thousands)

                                                                      (unaudited)
                                                                   Six Months Ended
                                                                     December 31,
                                                                 1999            1998
Cash Flows From Operating Activities:
  Net income                                                   $ 23,786        $ 27,498
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                               21,731          19,103
     Gain on sales of assets                                     (1,102)           (231)
     Deferred income tax and other deferred charges                (551)            (51)
     Change in current assets and liabilities:
      Receivables                                                (8,729)        (15,577)
      Inventories                                                (9,683)         (4,334)
      Other current assets                                        1,443           1,027
      Accounts payable                                            1,949           4,865
      Accrued expenses                                          (14,097)         (8,089)
          Net cash provided by operating activities              14,747          24,211

Cash Flows From Investing Activities:
  Capital expenditures                                          (25,594)        (29,341)
  Proceeds from sales of assets                                   1,668             737
  Increase in other assets                                       (2,570)        (17,485)
  Purchases of held-to-maturity investments                         -0-            (400)
  Maturities of held-to-maturity investments                        400           5,410
  Purchases of available-for-sale securities                    (52,225)        (24,405)
  Sales and maturities of available-for-sale securities          58,390          41,580
          Net cash used for investing activities                (19,931)        (23,904)

Cash Flows From Financing Activities:
  Net change in short-term borrowings                             7,990           5,992
  Net change in long-term debt                                     (502)            547
  Acquisition of treasury stock, net of sales                    (4,733)        (10,738)
  Dividends paid to share owners                                (12,770)        (12,962)
  Proceeds from exercise of stock options                           692             818
  Other - net                                                         9              62
          Net cash used for financing activities                 (9,314)        (16,281)

Effect of Exchange Rate Change on
  Cash and Cash Equivalents                                           9               1
Net Decrease in Cash and Cash Equivalents                       (14,489)        (15,973)

Cash and Cash Equivalents-Beginning of Period                    16,775          16,757
Cash and Cash Equivalents-End of Period                        $  2,286        $    784

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income taxes                                              $ 14,131        $ 14,210
     Interest                                                  $    206        $    287

Total Cash, Cash Equivalents and
  Short-Term Investments:
     Cash and cash equivalents                                 $  2,286        $    784
     Short-term investments                                     107,693         132,988
          Totals                                               $109,979        $133,772

See Notes to Consolidated Financial Statements

                    KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

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

Note 2. Inventories

    Inventory components of the Company are as follows:

                           December 31,    June 30,
                              1999           1999

      (in thousands)
      Finished Products    $ 31,808        $33,262
      Work-in-Process        16,881         14,471
      Raw Materials          61,252         48,424
         Total inventory   $109,941        $96,157

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

    Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture and Cabinets Segment manufactures furniture for the office, residential, lodging and healthcare industries and store display fixtures, all sold under the Company's family of brand names. Other products produced by the Furniture and Cabinets Segment on an original equipment manufactured basis include store fixtures, television cabinets and stands, audio speaker systems, residential furniture and furniture components. The Electronic Contract Assemblies Segment is a global provider of design engineering, manufacturing, packaging and distribution of electronic assemblies, circuit boards, multi-chip modules and semiconductor components on a contract basis to customers in the transportation, industrial controls, telecommunications, computer and medical industries. Intersegment sales are insignificant. Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments. The basis of segmentation and accounting policies of the segments are consistent with those as disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

                                                 Three Months Ended                 Six Months Ended
                                                   December 31,                        December 31,
                                              1999             1998              1999             1998
(in thousands)

Net Sales:
  Furniture and Cabinets                    $208,711         $195,677          $402,397         $387,364
  Electronic Contract Assemblies              85,539           84,387           170,239          157,335
  Unallocated Corporate and Eliminations          25               16                41               27
  Consolidated                              $294,275         $280,080          $572,677         $544,726

Net Income:
  Furniture and Cabinets                    $  7,838         $  7,541          $ 13,131         $ 15,551
  Electronic Contract Assemblies               3,080            4,331             6,520            6,775
  Unallocated Corporate and Eliminations       1,309            3,063             4,135            5,172
  Consolidated                              $ 12,227         $ 14,935          $ 23,786         $ 27,498

Total Assets:
  Furniture and Cabinets                    $423,533         $363,833
  Electronic Contract Assemblies             144,608          137,320
  Unallocated Corporate and Eliminations     109,365          130,339
  Consolidated                              $677,506         $631,492

In the second quarter of fiscal 1999, Unallocated Corporate net income includes, in thousands, a $1,337 gain ($.03 per share) on the sale of a stock investment of which the Company held a minor interest.

Note 4. Comprehensive Income

     Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three and six month periods ending December 31, 1999 and 1998 is as follows:

                                                    Three Months Ended                  Six Months Ended
                                                       December 31,                       December 31,
                                                   1999            1998               1999            1998
(in thousands)

Net Income                                       $12,227         $14,935            $23,786         $27,498
Net Change in Unrealized Gains/Losses
  on Securities                                     (495)           (581)              (738)           (838)
Foreign Currency Translation Adjustment             (210)            173                (23)            161
      Comprehensive Income                       $11,522         $14,527            $23,025         $26,821

Note 5. New Accounting Standard

     In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The Company periodically engages in limited forward purchases of foreign currency and currently does not expect this new standard to have a material effect on the Company's financial condition or results of operations. This standard will be effective for the Company's fiscal year 2001.

Note 6. Acquisition

     In November 1999, the Company purchased Jackson of Danville, a privately held manufacturer of custom and in-line fully upholstered seating products and wood framed chairs. The acquisition was accounted for as a purchase with operating results included in the Company's Consolidated Statements of Income from the date of acquisition, and was financed with available cash on hand and the Company's Class B Common Stock. The acquisition price and operating results of this acquisition were not material to the Company's second quarter fiscal 2000 consolidated operating results.

                                      Item 2.
                        Management's Discussion and Analysis
                   of Financial Condition and Results of Operations

OVERVIEW
Net sales for the second quarter of fiscal year 2000 increased 5% over the prior year to $294,275,000 and set a new quarterly record. Net income and Class B diluted earnings per share were $12,227,000 and $0.30, respectively, for the second quarter of fiscal 2000, a decrease of 18% and 19%, respectively, from the prior year. Net sales for the six-month period ending December 31, 1999 of $572,677,000 surpassed the prior year sales by 5%. Current year net income and Class B diluted earnings per share for the six month period were $23,786,000 and $0.59, respectively, a decrease of 13% and 12%, respectively, from the prior year. Fiscal year 1999 second quarter and six-month net income results include a $1,337,000 after tax gain ($0.03 per diluted share) on the sale of a stock investment.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1998
Net sales for the Company for the three and six-month periods of fiscal year 2000 surpassed second quarter 1999 levels on increases from both of the Company's segments -- the Furniture and Cabinets Segment and the Electronic Contract Assemblies Segment. Net income for the second quarter declined as increased profits in the Furniture and Cabinets Segment were more than offset by a decline in net income for the Electronic Contract Assemblies Segment when compared to the prior year. A decline in net income for the six-month period was the result of decreased profits in both the Furniture and Cabinet Segment and the Electronic Contract Assemblies Segment.

FURNITURE AND CABINETS SEGMENT
Product line offerings in the Furniture and Cabinets Segment include office furniture, home furniture, lodging and healthcare furniture, store fixtures, original equipment manufactured (OEM) furniture and cabinets and furniture components. The Company's production flexibility allows it to utilize portions of the available production capacity created by lower volumes within these product lines to support and balance increased production schedules of other product lines within this segment, when necessary.

In November 1999, the Company purchased Jackson of Danville, a privately held manufacturer of custom and in-line fully upholstered seating products and wood framed chairs. The acquisition was accounted for as a purchase with operating results included in the Company's consolidated results from the date of acquisition, and was financed with available cash on hand and the Company's Class B Common Stock. The acquisition price and operating results of this acquisition were not material to the Company's second quarter fiscal year 2000 consolidated operating results.

Fiscal year 2000 second quarter and six-month net sales increased 7% and 4%, respectively, in the Furniture and Cabinets Segment when compared to the prior year. Sales increased in the office furniture, OEM furniture and cabinets, home furniture and furniture component product lines while sales in the lodging and healthcare product line declined for both periods.

Net sales for both the three and six-month periods of fiscal year 2000 increased in the office furniture product line over the prior year on increased sales of casegoods, seating and systems product groups. The Company's office furniture sales surpassed the industry's estimate of flat shipments as reported by the Business and Institutional Furniture Manufacturer's Association (BIFMA) for the two-month period ending November 1999 compared to November 1998. Price discounting on most office furniture products was higher in the second quarter of fiscal year 2000 when compared to the prior year as the market remains price competitive due to the slow growth in the industry in general.

Net sales for both the three and six-month periods of fiscal year 2000 declined from the prior year in the lodging and healthcare product line. Sales of custom-made products increased while sales of standard product offerings declined in the second quarter. On a year-to-date basis, sales of both custom-made products and standard product offerings decreased. Gross margins of lodging and healthcare products have declined in the current quarter when compared to the prior year as the product mix shifted to less profitable custom-made projects. The Company anticipates sales volumes to pick up in the latter half of the fiscal year, as evidenced by an increase in the order backlog as of December 31, 1999 when compared to the beginning of the fiscal year. The preceding statement is a forward-looking statement under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to, customer order changes, raw material availability delays or other unexpected production delays.

Net sales of OEM furniture and cabinets for both the second quarter and six-month period exceeded the prior year sales. Second quarter and six-month sales of residential contract furniture and metal component parts increased over the prior year while sales of television cabinets declined for both periods when compared to the prior year.

Net sales of furniture components increased in both the second quarter and six-month period of fiscal year 2000 when compared to the prior year primarily on increased sales of lumber products.

Net income in the Furniture and Cabinets Segment increased in the second quarter of fiscal year 2000 when compared to one year ago partially as a result of higher sales. Gross profit, as a percent of sales, decreased as increased material and overhead costs, as a percent of sales, were partially offset by lower labor costs, as a percent of sales. The Company's recently acquired Juarez, Mexico facility continues to negatively impact the gross profitability in this segment when compared to the prior year second quarter and six-month periods. As projected, both sales and gross profit for this operation improved in the second quarter when compared to the first quarter of fiscal year 2000. However, customer schedule changes and production inefficiencies continue to impact profitability. The Company has made and continues to make changes to address these inefficiencies and anticipates continued improvement in both sales growth and gross profitability during the second half of fiscal year 2000. The preceding statement concerning the Company's Juarez, Mexico facility is a forward-looking statement under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to, customer order changes or additional unexpected manufacturing inefficiencies. Also contributing to the decline in gross profit in this segment was the lower volumes and a mix toward lower margin custom-made projects in the lodging and healthcare product lines and lower margins on furniture
components.   Selling, general and administrative expenses increased in dollars but decreased, as a percent of sales, as a focus on cost management continues in fiscal year 2000. Net income for the six-month period declined primarily due to lower sales margins on lodging and healthcare products, lower margins on furniture components, and start-up costs at the recently acquired Mexico facility mentioned above.

ELECTRONIC CONTRACT ASSEMBLIES SEGMENT
Net sales for the second quarter of fiscal year 2000 in the Electronic Contract Assemblies Segment exceeded the prior year by 1%. Second quarter sales of electronic transportation and telecommunication components, medical devices and industrial controls increased while sales of computer related components declined when compared to the prior year. Segment sales for the six-month period increased 8% compared to one year ago aided partially by the unfavorable impact the General Motors labor strike had on the prior year six-month results.

Net income for both the second quarter and six-month periods decreased from the prior year. Gross profit, as a percent of net sales, decreased for both the quarter and six-month comparisons. With a planned diversification of its customer base into a variety of new industries, the Company's gross profit margins in this segment are lower when compared to higher historic margins that were achieved on more mature product lines. Selling, general and administrative costs for both the three and six-month periods decreased in both dollars and as a percent of sales when compared to the prior year.

Based upon the December 31, 1999 order backlog, the Company anticipates sales and net income in this segment to improve in the second half of the fiscal year. The preceding statement is a forward-looking statement under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to, customer order changes, availability of raw materials or unexpected production delays.

Included in this segment are sales to one customer, TRW Inc., which accounted for 15% and 16% of consolidated net sales in the second quarter of fiscal year 2000 and 1999, respectively, and 16% and 14% of consolidated net sales in the six month period ending December 31, 1999 and 1998, respectively. Sales to this customer represent approximately one half of total sales in the Electronic Contract Assemblies Segment, which has historically carried a higher operating income margin than the Company's other business segment.

This segment's investment capital carries a higher degree of risk than the Company's other segment due to rapid technological changes, the contract nature of this industry and the importance of sales to one customer.

CONSOLIDATED OPERATIONS
Consolidated selling, general and administrative expenses decreased, as a percent of sales, 0.7 percentage point in the second quarter of fiscal year 2000 from the prior year and decreased 0.8 percentage point on a year-to-date comparison related primarily to decreased selling expenses and reduced incentive compensation which is linked to company profitability. The Company began a focused effort on managing costs in the latter half of the prior fiscal year and continues to review activities and processes to assess where costs could further be reduced while continuing to provide quality products and services to the marketplace.

Other income decreased from the prior year for both the three and six-month comparisons on lower interest income caused by lower average investment balances and a decrease in miscellaneous income. Miscellaneous income in the second quarter of the prior year includes a $2.1 million gain ($1.3 million after-tax effect) relating to the sale of a stock investment.

The effective income tax rate decreased 0.6 percentage point in the second quarter compared to one year ago. The fiscal year 2000 six-month effective tax rate declined 2.0 percentage points from the prior year. An increase in the state tax rate was more than offset by a decrease in the federal effective tax rate as the Company realized the benefit of research and development tax credits in the current year.

Net income and Class B diluted earnings per share of $12,227,000 and $0.30, respectively, for the second quarter of fiscal year 2000 decreased 18% and 19%, respectively, from the prior year levels of $14,935,000 and $0.37. Fiscal 2000 year-to-date net income and Class B diluted earnings per share of $23,786,000 and $0.59, respectively, decreased 13% and 12%, respectively, from the prior year levels of $27,498,000 and $0.67. Fiscal year 1999 second quarter and six-month net income results include a $1,337,000 after tax gain ($0.03 per diluted share) on the sale of a stock investment.


LIQUIDITY AND CAPITAL RESOURCES
The Company's aggregate of cash, cash equivalents, and short-term investments decreased from $132 million at June 30, 1999 to $110 million at December 31, 1999. Working capital at December 31, 1999 was $217 million with a current ratio of 2.3, compared to working capital of $218 million and a current ratio of
2.3 at June 30, 1999.

Operating activities generated $15 million of cash flow in the first six months of fiscal year 2000 compared to $24 million in 1999. The Company reinvested $28 million into capital investments for the future, including production equipment, a new veneer mill and veneer face operation, and office facilities. Financing cash flow activities include $13 million in dividend payments.

To meet short-term capital requirements the Company maintains a $100 million revolving credit facility to be used for acquisitions and general corporate purposes. The agreement allows for both issuance of letters of credit and cash borrowings. At December 31, 1999, $10 million of short-term cash borrowings were outstanding under the revolving credit facility.

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


YEAR 2000 READINESS DISCLOSURE
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software could have recognized a date using "00" as the year 1900 rather than the year 2000, which could have resulted in a major system failure or miscalculations.

Prior to the turn of the century, the Company implemented a plan to alleviate any potential problems which may have been caused by the Year 2000 which included inventory assessment, remediation and testing. Currently, the Company has not experienced any major interruptions or malfunctions in its operations related to the Year 2000 issue and does not anticipate any. In addition, the

Company has currently not experienced any interruptions caused by a lack of Year 2000 readiness by any of its key suppliers, distributors, customers, public infrastructure suppliers and other vendors. While a major hurdle has passed with the turn of the century, the Company continues to monitor its systems for potential problems that may still occur, particularly related to the leap year date of February 29, 2000, and continues to keep in contact with its mission critical suppliers on any potential problems that may arise. The Company can provide no assurance that the systems of any third party on which the Company's systems and operations rely will continue operating without major interruptions and which will not have a material adverse effect on the Company. This information is subject to the same risks and uncertainties outlined in the Company's Form 10-K filing for its fiscal year ended June 30, 1999.

While the Year 2000 issue has been given the highest priority among the IT group, any deferrals of other IT projects by the Company have not had a material effect on its financial condition or results of operations.

The total gross cost of Year 2000 compliance is estimated at approximately $8.5 million, of which approximately 95% had been incurred as of December 31, 1999. The remaining 5% of the costs will be incurred primarily in the January-March 2000 timeframe, as the Company fixes any minor problems that occurred with the roll over of the Year 2000 and monitors the leap year date. Existing information technology resources were redeployed, which account for approximately 50% of the total costs, with the balance being incremental costs to the Company. Approximately 30% of the total gross costs relate to machinery and other fixed assets which were capitalized or in certain situations leased, with the remaining costs being expensed as incurred.

Contingency plans are in place in the unlikely event the Company would experience problems in the future. The contingency plans include such items as sourcing alternatives for single source suppliers and business continuity plans.

This Year 2000 disclosure contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties including, but not limited to such factors as the unexpected hidden problems relating to the Year 2000 that may not have surfaced to this point or delays or interruptions caused by the leap year date of February 29, 2000.

ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The Company periodically engages in limited forward purchases of foreign currency and currently does not expect this new standard to have a material effect on the Company's financial condition or results of operations. This standard will be effective for the Company's fiscal year 2001.

________________________________________________________________________________

This document contains certain statements which could be considered forward-looking under the Private Securities Litigation Reform Act of 1995. Cautionary statements regarding these statements have been included in this document, when appropriate. Additional cautionary statements regarding these types of statements and other factors that could have an effect on the future performance of the Company are contained in the Company's Form 10-K filing for the period ending June 30, 1999.
                                 - 12 -

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 1999, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $108 million. The Company classifies its short-term investments in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are stated at market value with unrealized gains and losses being recorded net of tax related effect, if any, as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at December 31, 1999 would cause the fair value of these short-term investments to decline by an immaterial amount.

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

     The Company's Annual Meeting of Share Owners was held on October 19, 1999. The Board of Directors was elected in its entirety, based on the following election results:

  Nominees as Directors by
Holders of Class A Common Stock         Votes For*          Votes Withheld
      Thomas L. Habig                  13,614,158               5,884
      Douglas A. Habig                 13,614,158               5,884
      James C. Thyen                   13,614,158               5,884
      John B. Habig                    13,614,158               5,884
      Ronald J. Thyen                  13,613,134               6,908
      Christine M. Vujovich            13,614,158               5,884
      Brian K. Habig                   13,614,158               5,884
      John T. Thyen                    13,614,158               5,884
      Gary P. Critser                  13,614,158               5,884
      Alan B. Graf, Jr.                13,614,158               5,884
      Polly B. Kawalek                 13,614,158               5,884

   * Votes for nominees as Directors by holders of Class A Common Stock represented 95% of the total 14,326,377 Class A shares outstanding and eligible to vote.

  Nominee as Director by
Holders of Class B Common Stock         Votes For*          Votes Withheld
      Dr. Jack R. Wentworth            22,141,526              299,912

   * Votes for nominee as Director by holders of Class B Common Stock represented 85% of the total 26,047,151 Class B shares outstanding and eligible to vote.

Item 6. - Exhibits and Reports on Form 8-K

         (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

             (11)   Computation of Earnings Per Share

             (27)   Financial Data Schedule

         (b) Reports on Form 8-K

               Form 8-K dated October 20, 1999, was filed pursuant to Item 5 (Other Events) which contained the Company's news releases dated October 19, 1999, announcing the agreement to acquire Jackson of Danville and the election of Nominees to the Board of Directors.

               Form 8-K dated November 3, 1999, was filed pursuant to Item 5 (Other Events) which contained the Company's news release dated November 2, 1999, announcing the completion of the purchase of Jackson of Danville.



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

Date: February 7, 2000


Kimball International, Inc
Exhibit Index


Exhibit No.           Description

11                    Computation of Earnings Per Share
27                    Financial Data Schedule
