Form 10-Q
period 2000-03-31
KIMBALL INTERNATIONAL INC
filed 2000-05-10
CIK 55772

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

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


The number of shares outstanding of the Registrant's common stock as of May 8, 2000 were:

   Class A Common Stock - 14,279,155 shares
   Class B Common Stock - 25,917,572 shares

                           KIMBALL INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX


                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION:


  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          - March 31, 2000 (Unaudited) and June 30, 1999. . . . . . . . . 3

          Consolidated Statements of Income (Unaudited)
          - Three and Nine Months Ended March 31, 2000 and 1999 . . . . . 4

          Consolidated Statements of Cash Flows (Unaudited)
          - Nine Months Ended March 31, 2000 and 1999 . . . . . . . . . . 5

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

  Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 14

              Signatures. . . . . . . . . . . . . . . . . . . . . . . . . 14

              Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . 15



                                      PART I. FINANCIAL INFORMATION
                                      ITEM 1. FINANCIAL STATEMENTS
                               KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (amounts in thousands)


                                                            (unaudited)
                                                             March 31,                 June 30,
                                                               2000                      1999
Assets
Current Assets:
  Cash and cash equivalents                                  $  4,625                  $ 16,775
  Short-term investments                                      100,395                   114,996
  Receivables, less allowances
      of $4,244 and $3,816, respectively                      153,499                   132,284
  Inventories                                                 112,245                    96,157
  Other                                                        25,417                    26,129
     Total current assets                                     396,181                   386,341
Property And Equipment - net of
  accumulated depreciation of $284,314
  and $265,141, respectively                                  235,690                   221,498
Other Assets                                                   58,768                    53,547
       Total assets                                          $690,639                  $661,386

Liabilities And Share Owners' Equity
Current Liabilities:
  Loans payable                                              $  9,312                  $  3,518
  Current maturities of long-term debt                            798                     1,185
  Accounts payable                                             85,357                    77,976
  Dividends payable                                             6,386                     6,380
  Accrued expenses                                             79,684                    79,505
     Total current liabilities                                181,537                   168,564
Other Liabilities:
  Long-term debt, less current maturities                       2,389                     1,730
  Deferred income taxes and other                              26,980                    26,815
     Total other liabilities                                   29,369                    28,545
Share Owners' Equity:
  Common stock                                                  2,151                     2,151
  Additional paid-in capital                                    8,111                     6,379
  Retained earnings                                           515,121                   498,962
  Accumulated other comprehensive income                          335                     1,312
  Less:  Treasury stock, at cost                              (45,985)                  (44,527)
     Total Share Owners' Equity                               479,733                   464,277
       Total liabilities and Share Owners' equity            $690,639                  $661,386


See Notes to Consolidated Financial Statements

                                   KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                (amounts in thousands except for per share data)



                                              (unaudited)                (unaudited)
                                           Three Months Ended          Nine Months Ended
                                               March 31,                    March 31,
                                          2000          1999           2000          1999

Net Sales                              $309,495      $288,054        $882,172      $832,780

Cost of Sales                           228,693       201,621         642,127       584,737

Gross Profit                             80,802        86,433         240,045       248,043

Selling, General and
   Administrative Expenses               63,755        64,241         192,390       190,938

Operating Income                         17,047        22,192          47,655        57,105

Other Income (Expense):
  Interest expense                         (128)         (102)           (365)         (375)
  Interest income                         1,114         1,530           3,788         5,064
  Other - net                               510           744           2,956         4,896
     Other income - net                   1,496         2,172           6,379         9,585

Income Before Taxes on Income            18,543        24,364          54,034        66,690

Taxes on Income                           6,992         9,175          18,697        24,003

Net Income                             $ 11,551      $ 15,189        $ 35,337      $ 42,687


Earnings Per Share of Common Stock:
 Basic:
     Class A                              $ .28         $ .37           $ .87         $1.04
     Class B                              $ .29         $ .38           $ .88         $1.06
 Diluted:
     Class A                              $ .28         $ .37           $ .86         $1.03
     Class B                              $ .29         $ .38           $ .88         $1.05


Dividends Per Share of Common Stock:
     Class A                              $ .155        $ .155          $ .465        $ .465
     Class B                              $ .160        $ .160          $ .480        $ .480

Average Total Number of Shares
   Outstanding Class A and B
   Common Stock:
     Basic                                40,416        40,536          40,389       40,721
     Diluted                              40,476        40,710          40,527       40,952

See Notes to Consolidated Financial Statements

                             KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (amounts in thousands)

                                                                      (unaudited)
                                                                  Nine Months Ended
                                                                       March 31,
                                                                 2000            1999
Cash Flows From Operating Activities:
  Net income                                                   $ 35,337        $ 42,687
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                               32,741          29,276
     Gain on sales of assets                                       (821)           (424)
     Deferred income tax and other deferred charges                (122)          3,242
     Change in current assets and liabilities:
      Receivables                                               (18,413)        (23,017)
      Inventories                                               (11,987)         (2,648)
      Other current assets                                          390             (55)
      Accounts payable                                            5,896          (1,961)
      Accrued expenses                                           (3,723)          6,546
          Net cash provided by operating activities              39,298          53,646

Cash Flows From Investing Activities:
  Capital expenditures                                          (40,725)        (43,482)
  Proceeds from sales of assets                                   2,183           1,204
  Increase in other assets                                       (5,398)        (21,612)
  Purchases of held-to-maturity investments                         -0-            (400)
  Maturities of held-to-maturity investments                        400           5,415
  Purchases of available-for-sale securities                    (94,510)        (23,799)
  Sales and maturities of available-for-sale securities         107,969          48,080
          Net cash used for investing activities                (30,081)        (34,594)

Cash Flows From Financing Activities:
  Net change in short-term borrowings                             3,210            (201)
  Net change in long-term debt                                      272             638
  Acquisition of treasury stock, net of sales                    (6,274)        (16,921)
  Dividends paid to share owners                                (19,172)        (19,403)
  Proceeds from exercise of stock options                           712             940
  Other - net                                                       (98)             82
          Net cash used for financing activities                (21,350)        (34,865)

Effect of Exchange Rate Change on
  Cash and Cash Equivalents                                         (17)             (5)
Net Decrease in Cash and Cash Equivalents                       (12,150)        (15,818)

Cash and Cash Equivalents-Beginning of Period                    16,775          16,757
Cash and Cash Equivalents-End of Period                        $  4,625        $    939

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Income taxes                                              $ 22,491        $ 21,617
     Interest                                                  $    328        $    386

Total Cash, Cash Equivalents and
  Short-Term Investments:
     Cash and cash equivalents                                 $  4,625        $    939
     Short-term investments                                     100,395         125,626
          Totals                                               $105,020        $126,565

See Notes to Consolidated Financial Statements

                                - 5 -

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

Note 2. Inventories

    Inventory components of the Company are as follows:

                            March 31,      June 30,
                              2000           1999

      (in thousands)
      Finished Products    $ 32,462        $33,262
      Work-in-Process        17,237         14,471
      Raw Materials          62,546         48,424
         Total inventory   $112,245        $96,157

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
                                - 6 -

                                                 Three Months Ended                Nine Months Ended
                                                     March 31,                          March 31,
                                              2000             1999              2000             1999
(in thousands)

Net Sales:
  Furniture and Cabinets                    $214,736         $200,835          $617,134         $588,199
  Electronic Contract Assemblies              94,743           87,204           264,981          244,539
  Unallocated Corporate and Eliminations          16               15                57               42
  Consolidated                              $309,495         $288,054          $882,172         $832,780

Net Income:
  Furniture and Cabinets                    $  6,867         $  9,221          $ 19,998         $ 24,772
  Electronic Contract Assemblies               3,350            5,335             9,870           12,110
  Unallocated Corporate and Eliminations       1,334              633             5,469            5,805
  Consolidated                              $ 11,551         $ 15,189          $ 35,337         $ 42,687

Total Assets:
  Furniture and Cabinets                    $423,657         $373,477
  Electronic Contract Assemblies             155,838          141,043
  Unallocated Corporate and Eliminations     111,144          121,801
  Consolidated                              $690,639         $636,321

In the nine month period ended March 31, 1999, Unallocated Corporate net income includes, in thousands, a $1,337 gain ($.03 per share) on the sale of a stock investment of which the Company held a minor interest.

Note 4. Comprehensive Income

     Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three and nine month periods ending March 31, 2000 and 1999 is as follows:

                                                    Three Months Ended                 Nine Months Ended
                                                         March 31,                          March 31,
                                                   2000            1999               2000            1999
(in thousands)

Net Income                                       $11,551         $15,189            $35,337         $42,687
Net Change in Unrealized Gains/Losses
  on Securities                                       (4)           (250)              (742)         (1,088)
Foreign Currency Translation Adjustment             (212)            (87)              (235)             74
      Comprehensive Income                       $11,335         $14,852            $34,360         $41,673

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

Note 6. Acquisition

     In November 1999, the Company purchased Jackson of Danville, a privately held manufacturer of custom and in-line fully upholstered seating products and wood framed chairs. The acquisition was accounted for as a purchase with operating results included in the Company's Consolidated Statements of Income from the date of acquisition, and was financed with available cash on hand and the Company's Class B Common Stock. The acquisition price and operating results of this acquisition are not material to the Company's fiscal year 2000 consolidated operating results.

                                      Item 2.
                        Management's Discussion and Analysis
                   of Financial Condition and Results of Operations

OVERVIEW
Net sales for the third quarter of fiscal year 2000 increased 7% over the prior year to $309,495,000 setting a new quarterly record. Net income and Class B diluted earnings per share were $11,551,000 and $0.29, respectively, for the third quarter of fiscal 2000, both decreasing 24% from the prior year. Net sales for the nine-month period ending March 31, 2000 of $882,172,000 surpassed the prior year sales by 6%. Current year net income and Class B diluted earnings per share for the nine-month period were $35,337,000 and $0.88, respectively, a decrease of 17% and 16%, respectively, from the prior year. Fiscal year 1999 nine-month net income results include a $1,337,000 after tax gain ($0.03 per diluted share) on the sale of a stock investment.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1999
Net sales for the Company for the three and nine-month periods of fiscal year 2000 surpassed fiscal year 1999 levels on increases from both of the Company's segments -- the Furniture and Cabinets Segment and the Electronic Contract Assemblies Segment. Net income declined in both segments for the three and nine-month periods when compared to fiscal year 1999.

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

In November 1999, the Company purchased Jackson of Danville, a privately held manufacturer of custom and in-line fully upholstered seating products and wood framed chairs. The acquisition was accounted for as a purchase with operating results included in the Company's consolidated results from the date of acquisition, and was financed with available cash on hand and the Company's Class B Common Stock. The acquisition price and operating results of this acquisition are not material to the Company's fiscal year 2000 consolidated operating results.

Fiscal year 2000 third quarter and nine-month net sales increased 7% and 5%, respectively, in the Furniture and Cabinets Segment when compared to the prior year. Sales increased in the office furniture, OEM furniture and cabinets, home furniture and furniture component product lines while sales in the lodging and healthcare product line declined for both periods.

Net sales for both the three and nine-month periods of fiscal year 2000 increased in the office furniture product line over the prior year driven by increased sales of casegoods and systems product groups. The Company's office furniture sales, for the two-month period ending February 2000, lagged the industry's estimated growth in shipments. However, for the eight-month period ending February 2000 the Company's office furniture sales, excluding acquisitions, equaled the industry's estimated growth rate of 2% as reported by the Business and Institutional Furniture Manufacturer's Association (BIFMA) for the same eight-month period ending February 2000 compared to the period ending February 1999.
                                 - 8 -

Net sales for both the three and nine-month periods in the lodging and healthcare product line declined from the prior year. Sales of custom-made products increased while sales of standard product offerings declined in the third quarter. While sales declined compared to prior year, third quarter sales increased over both the first and second quarters of the current year as projected in the Company's second quarter Form 10Q filing. On a year-to-date basis, sales of both custom-made products and standard product offerings decreased. Gross margins of lodging and healthcare products have declined in the third quarter and for the first nine-months of fiscal year 2000 as lower margin custom-made projects account for a greater percentage of the product mix.

Net sales of OEM furniture and cabinets for both the third quarter and nine-month period exceeded the prior year sales. Third quarter and nine-month sales of television cabinets, residential contract furniture, and metal component parts all increased over the prior year.

Net sales of furniture components increased in both the third quarter and nine-month period of fiscal year 2000 when compared to the prior year primarily on increased sales of lumber products.

Net income in the Furniture and Cabinets Segment decreased in the third quarter of fiscal year 2000 when compared to one year ago. Gross profit in this segment, as a percent of sales, decreased due to pricing competition and increased material and overhead costs, as a percent of sales. Lower labor costs, as a percent of sales, partially offset the increased material and overhead costs. The Company's Juarez, Mexico facility continues to negatively impact the gross profitability in this segment when compared to the prior year third quarter and nine-month periods. However, both sales and gross profit have increased in the third quarter, for the Juarez operation, when compared to the first two quarters of fiscal year 2000. Significant improvements in labor efficiencies and overhead costs, as a percent of sales, were the factors driving the third quarter improvement for the Juarez operation. Higher commodity prices and low yields, at the Juarez operation, prevented improvement in material costs, as a percent of sales. The Company anticipates continued improvement in sales growth and gross profitability at this facility. The preceding statement concerning the Company's Juarez, Mexico facility is a forward-looking statement under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to, customer order changes, unexpected manufacturing inefficiencies or material price changes. Selling, general and administrative expenses decreased, as a percent of sales, in the third quarter compared to the same period last year on lower incentive compensation costs which are linked to company profitability. Net income for the nine-month period also declined primarily due to the lower sales margins on lodging and healthcare products, lower margins on furniture components, and start-up costs at the recently acquired Juarez, Mexico facility mentioned above.

ELECTRONIC CONTRACT ASSEMBLIES SEGMENT
Net sales for the third quarter of fiscal year 2000 in the Electronic Contract Assemblies Segment exceeded the prior year by 9%. Third quarter sales of electronic transportation components, telecommunication components and medical components increased while sales of computer related components and industrial controls declined when compared to the prior year. Segment sales for the nine-month period increased 8% compared to one year ago aided partially by the unfavorable impact the General Motors labor strike had on the prior year nine-month results.

Net income for both the third quarter and nine-month periods decreased from the prior year. Gross profit, as a percent of net sales, decreased for both the quarter and nine-month comparisons. With a planned diversification of its customer base into a variety of new products as well as production of the next generation of anti-locking braking components, the Company's gross profit margins in this segment are lower when compared to historic margins that were achieved on more mature product lines. Start up costs associated with a new manufacturing facility in Laem Chebang, Thailand and a new high flexibility production facility in Jasper, Indiana also contributed to the lower net income. Net income was also impacted during the period due to labor inefficiencies and separation costs associated with the release of approximately 250 employees from Kimball's Reynosa, Mexico manufacturing facility. Selling, general and administrative costs for the third quarter decreased as a percent of sales when compared to the prior year. Selling, general and administrative costs for the nine-month period decreased in total dollars and as a percent of sales when compared to the prior year primarily as a result of lower incentive compensation which is linked to company profitability.

Included in this segment are sales to one customer, TRW Inc., which accounted for 17% of consolidated net sales in the third quarter of both fiscal year 2000 and 1999, and 16% and 15% of consolidated net sales in the nine-month period ending March 31, 2000 and 1999, respectively. Sales to this customer represent approximately one half of total sales in the Electronic Contract Assemblies Segment, which has historically carried a higher operating income margin than the Company's other business segment.

This segment's investment capital carries a higher degree of risk than the Company's other segment due to rapid technological changes, the contract nature of this industry and the importance of sales to one customer.

CONSOLIDATED OPERATIONS
Consolidated selling, general and administrative expenses decreased in the third quarter from the same period last year in both total dollars ($0.5 million) and as a percent of sales (1.7 percentage points). For the nine-month period ending March 31, 2000 consolidated selling, general, and administrative expenses decreased as a percent of sales by 1.1 percentage points when compared to the prior period. The decreases in consolidated selling, general, and administrative expenses for both the three and nine-month periods are related to continued cost management efforts along with lower incentive compensation costs which are linked to company profitability.

Other income decreased from the prior year for the third quarter on lower interest income caused by lower average investment balances. For the first nine-months of the fiscal year other income is down from the prior year on lower interest income. Miscellaneous income in the prior year includes a $2.1 million gain ($1.3 million after-tax effect) relating to the sale of a stock investment.

The effective income tax rate remained unchanged in the third quarter compared to one year ago as a decrease in the state tax rate offset an increase in the federal tax rate. The fiscal year 2000 nine-month effective tax rate declined
1.4 percentage points from the prior year. An increase in the state tax rate was more than offset by a decrease in the federal effective tax rate as the Company realized the benefit of research and development tax credits in the current year.

Net income and Class B diluted earnings per share of $11,551,000 and $0.29, respectively, for the third quarter of fiscal year 2000 both decreased 24% from the prior year levels of $15,189,000 and $0.38. Fiscal 2000 year-to-date net income and Class B diluted earnings per share of $35,337,000 and $0.88, decreased 17% and 16%, respectively, from the prior year levels of $42,687,000 and $1.05. Fiscal year 1999 nine-month net income results include a $1,337,000 after tax gain ($0.03 per diluted share) on the sale of a stock investment.

LIQUIDITY AND CAPITAL RESOURCES
The Company's aggregate of cash, cash equivalents, and short-term investments decreased from $132 million at June 30, 1999 to $105 million at March 31, 2000. Working capital at March 31, 2000 was $215 million with a current ratio of 2.2, compared to working capital of $218 million and a current ratio of 2.3 at June 30, 1999.

Operating activities generated $39 million of cash flow in the first nine months of fiscal year 2000 compared to $54 million in 1999. The Company reinvested $46 million into capital investments for the future, including production equipment, a new, state-of-the-art veneer mill and veneer face operation in Chandler, Indiana, and office facilities. Financing cash flow activities include $25 million in dividend payments and stock repurchases including 401,900 shares of Class B common stock.

To meet short-term capital requirements the Company maintains a $100 million revolving credit facility to be used for acquisitions and general corporate purposes. The agreement allows for both issuance of letters of credit and cash borrowings. At March 31, 2000, $5.9 million of short-term cash borrowings were outstanding under the revolving credit facility.

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

YEAR 2000 DISCLOSURE
The Company implemented a plan to alleviate any potential problems which may have been caused by the Year 2000 which included inventory assessment, remediation and testing. The Company has not experienced any major interruptions or malfunctions in its operations related to the Year 2000 issue, or the leap year date of February 29, 2000, and does not anticipate any. In addition, the Company has currently not experienced any interruptions caused by a lack of Year 2000 readiness by any of its key suppliers, distributors, customers, public infrastructure suppliers and other vendors.

The total gross cost of Year 2000 compliance approximated $8.1 million which favorably compares to estimated costs disclosed in the Company's Form 10-K filing for its fiscal year ended June 30, 1999 of $9 million to $11 million. Existing information technology resources were redeployed, which accounted for approximately 50% of the total gross costs above. Approximately 30% of the above total gross costs relate to machinery and other fixed assets which were capitalized or in certain situations leased, with the remaining costs being expensed as incurred.

This Year 2000 disclosure contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties including, but not limited to such factors as the unexpected hidden problems relating to the Year 2000 that may not have surfaced to this point.

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



 ------------------------------------------------------------------------


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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2000, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $100 million. The Company classifies its short-term investments in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are stated at market value with unrealized gains and losses being recorded net of tax related effect, if any, as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at March 31, 2000 would cause the fair value of these short-term investments to decline by an immaterial amount.

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

                              PART II.  OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

         (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

             (3b)   Restated By-laws of the Company

             (11)   Computation of Earnings Per Share

             (27)   Financial Data Schedule

         (b) Reports on Form 8-K

               Form 8-K dated March 20, 2000, was filed pursuant to Item 5 (Other Events) which contained the Company's news release dated March 16, 2000, announcing that earnings for the third quarter of fiscal 2000 would not meet analysts' estimates.



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

Date: May 10, 2000


Kimball International, Inc
Exhibit Index


Exhibit No.           Description

3b                    Restated By-laws of the Company
11                    Computation of Earnings Per Share
27                    Financial Data Schedule
