Form 10-K405
period 2000-06-30
KIMBALL INTERNATIONAL INC
filed 2000-09-14
CIK 55772

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549-1004

(mark one)                          FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended June 30, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _______ to _______.

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

The number of shares outstanding of the Registrant's common stock as of August 31, 2000 were:
                      Class A Common Stock - 14,162,346 shares
                      Class B Common Stock - 25,125,043 shares

Class A Common Stock is not publicly traded and, therefore, no market value is available. The aggregate market value of the Class B Common Stock held by non-affiliates, as of August 31, 2000, was $353.2 million, based upon an estimate that 85.7% of Class B Common Stock is held by non-affiliates.

Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 17, 2000, are incorporated by reference into Part III.

The exhibit index is located on page 54.

                                  TABLE OF CONTENTS
                              KIMBALL INTERNATIONAL, INC.
                          FORM 10-K YEAR ENDED JUNE 30, 2000
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

                                      PART I


Item 1. - Business

    As used herein, the term "Company" refers to Kimball International, Inc., the Registrant, and its subsidiaries unless the context indicates otherwise.
    The Company was incorporated in Indiana in 1939, and present management assumed control in 1950. The corporate headquarters is located at 1600 Royal Street, Jasper, Indiana.
    The Company provides a vast array of products from its two business segments: the Furniture and Cabinets Segment and the Electronic Contract Assemblies Segment. The Furniture and Cabinets Segment manufactures furniture for the office, residential, lodging and healthcare industries and store display fixtures, all sold under the Company's family of brand names. Other products produced by the Furniture and Cabinets Segment on an original equipment manufacturer basis include store fixtures, television cabinets and stands, audio speaker systems, residential furniture and furniture components. The Electronic Contract Assemblies Segment is a global provider of design engineering, manufacturing, packaging, and distribution of electronic assemblies, circuit boards, multi-chip modules and semiconductor components on a contract basis to customers in the transportation, industrial, telecommunications, computer, and medical industries.
    The Company utilizes a substantial degree of vertical integration. It does not consider seasonal fluctuations to be significant. Production is carried on in facilities located in the United States, Mexico, Austria, France and Thailand. In the United States, the Company has facilities and showrooms in 16 states.


    Sales by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 2000 are as follows:

SALES BY SEGMENT                               (dollars in thousands)
                                            2000        1999        1998

Furniture and Cabinets                  $  833,801   $  771,528   $  706,679

Electronic Contract Assemblies             367,063      335,395      325,602

Unallocated Corporate                           81           44           36
                                         ---------    ---------    ---------
    Total                               $1,200,945   $1,106,967   $1,032,317


    Financial information by segment and geographic area for each of the three years in the period ended June 30, 2000 is included in Note 14, Segment and Geographic Area Information, of the Notes to Consolidated Financial Statements, which can be found in Item 8, and is incorporated herein by reference.

Segments

FURNITURE AND CABINETS

Historical Overview
    Since 1950, the Company has produced wood furniture and cabinets, which continue to be a significant part of the business. Included in this segment are sales of office furniture that has been manufactured and sold under the Kimball (registered trademark) trade name since 1970. In 1992, the Company expanded its product offering with the acquisition of Harpers, a metal office furniture manufacturer. Harpers has marketed metal office furniture under the Harpers (registered trademark) trade name since 1982. In fiscal year 1999, the Company further expanded its office furniture product offering with the acquisition of Transwall, a manufacturer of stackable panel systems and floor-to-ceiling products. Kimball and Harpers office furniture systems have broad market application, while Transwall office furniture systems are focused more toward technical applications where wiring capabilities need to be flexible. The Kimball and National (registered trademark) casegoods and seating lines are more focused to the wood segment of the office furniture industry. The Cetra (registered trademark) and Footprint (registered trademark) lines of Kimball office furniture systems provide flexible configurations and help architects and designers optimize space planning by utilizing Traxx (registered trademark), which increases space efficiency and eliminates the need for a secondary support structure by using existing walls. The Reasons line of Kimball office furniture systems provides interchangeable panels that stack vertically and allow the flexibility of stacking from floor to ceiling. The Interworks (registered trademark) line of Harpers office furniture systems is designed to integrate easily with existing Kimball systems products and provide more flexibility and functionality in office design. The Corporate Wall line of Transwall office furniture combines the privacy and security of a full height partition with the versatility of an open plan system.
    The Company has expanded its sales and manufacture of furniture over the years to include residential furniture, lodging and healthcare furniture, and in fiscal year 1999, store fixtures through the acquisition of Southeast Millwork. The Company expanded its offering of fully upholstered and wood framed seating products to the lodging and healthcare market with the purchase of Jackson of Danville in fiscal year 2000.
    Other products within this segment are original equipment manufacturer (OEM) furniture and cabinets, including store fixtures, television cabinets and stands, audio speaker systems, residential furniture, and other wood related products manufactured on a contract basis and sold to leading manufacturers in the home entertainment and home furniture industries.
    Also included in the Furniture and Cabinets Segment are sales of furniture component products including unprocessed lumber, dimension lumber, veneer, wood panels and cabinet doors to both internal and external customers. The Company also manufactures various miscellaneous products including plywood, polyurethane and polyester molded products, stamped metal components and welded assemblies and sells them to both internal and external customers.
    Through a predecessor acquired in 1966, L. Bosendorfer of Vienna, Austria, the Company has been engaged in acoustical piano manufacturing and sales since 1828. The prestigious Bosendorfer line of high-end pianos is sold and recognized worldwide. The Company was also engaged in the manufacture and sales of a domestically produced piano product line since 1857 through a predecessor, W. W. Kimball Co., acquired in 1959, until cessation of this product line in 1996.
                                      -6-

    Services of the Company's trucking fleet are also sold to unaffiliated customers.

Locations
    Office, home, lodging and healthcare furniture, store fixtures and OEM furniture and cabinets and related products, which make up the largest part of this segment, are produced at twenty-five plants, sixteen located in Indiana, three in Kentucky, and one each in Idaho, Pennsylvania, North Carolina, Florida, Mississippi, and Mexico. Nine of the twenty-five plants presently producing furniture and cabinets could interchange production between these two basic products, if needed. In fiscal year 1999, the Company purchased a manufacturing facility in Mexico to produce television cabinets and to provide additional capacity for other manufacturing operations in the future.
    The Company also owns and operates three sawmills, three lumber yards, two dimension lumber plants, two plants which manufacture contract wood products and a newly constructed technologically advanced veneer mill which began operations in June 2000. The operations of the Company's former sliced veneer plant have been relocated to the newly constructed veneer mill and the former plant is currently idle. These facilities are located in Indiana, Tennessee and Kentucky.
    Acoustical pianos are produced at a facility located in Austria.
    The Company sold its period reproduction furniture production facility located in Alabama, and its carbide cutting tools operation located in Indiana during fiscal year 1999.
    A facility in Jasper, Indiana houses an Education Center for dealer and employee training, the Product Design and Research Center, and a Corporate showroom for product display.
    In the United States, showrooms are maintained in eleven cities for office furniture and two cities for home furniture. In addition, office furniture is maintained in showrooms in London, England and Toronto, Canada. In certain showrooms other Company products are also on display. A piano showroom and service facility is located in Vienna, Austria.

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

Major Competitive Factors
    The major competitive factors in the office furniture industry are price in relation to quality and appearance, the utility of the product, customer lead time, and ability to respond to requests for special and non-standard products. Certain market segments are more price sensitive than others, but all segments expect on-time, damage-free delivery. The Company maintains sufficient finished goods inventories to be able to offer prompt shipment of certain lines of Kimball, National and Harpers office furniture to domestic dealers, thereby permitting the dealers to maintain smaller inventories. Many products are shipped through the Company's delivery system, which the Company believes offers it the ability to reduce damage to shipments, enhance scheduling flexibility, and improve the capability for on-time deliveries, which are all key competitive factors in the office furniture industry.
    The lodging and healthcare furniture markets compete on quality, reliability, customer lead time and price. The Company offers its own line of lodging and healthcare furniture as well as producing contract lodging and healthcare furniture to customers' specifications.
    The major competitive factors in the store fixtures industry are quality, customer lead time, price, service and installation. Store fixtures are produced to customer specifications from specific orders.
    The major competitive factors in the home furniture, cabinet and OEM product markets are quality, performance history, price, on-time delivery and customer lead time. Contract home furniture, television and audio speaker cabinets, and television stands are produced to customer specifications from specific orders and finished goods inventories are generally small, consisting primarily of goods awaiting shipment to customers. The Company's own lines of home furniture are offered for sale on an immediate ship basis.
    Competitive factors in the furniture component products market are price, quality, availability, on-time delivery and customer lead time.
    The major competitive factors in the high-end acoustical piano industry are quality, acoustical tone and appearance.

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

Raw Material Availability
    Many components used in the production of furniture and cabinets are manufactured internally within the segment, including processed wood parts, stamped metal components and certain polyurethane and polyester molded plastics, all of which are generally readily available. Other raw materials used in the production of wood furniture and cabinets are generally readily available. Certain metal components, such as precision slide mechanisms, used in various wood office furniture products are purchased in a pre-fabricated stage with additional fabrication and finishing performed by the Company. Raw materials used in the manufacture of metal office furniture, primarily rolled steel and aluminum, are readily available in the world market. The Company purchases certain component parts for home furniture from Asia. Certain fabricated seating components and wood frame assemblies are currently sourced from Europe and Asia and are readily available. Raw materials used in the manufacture of store fixtures are readily available. Certain pre-fabricated components used in the company's piano line are available from a limited number of sources, although no interruptions in supplies have been experienced.

ELECTRONIC CONTRACT ASSEMBLIES

    The Company entered the electronic contract assemblies market in 1985 with knowledge acquired from the production of electronic keyboards for musical instruments, which were first produced in 1963. Electronics and electro-mechanical products (electronic assemblies) are sold on a contract basis and produced to customers' specifications. The Company expanded its capabilities to include semiconductor DIE processing, design, testing and packaging through an acquisition in 1996.
     The Company's Electronic Contract Assemblies Segment consists of six manufacturing facilities with two located in Indiana and one each in California, Mexico, France and a newly opened facility in Laem Chabang, Thailand. One additional facility located in Texas is utilized to receive inbound materials and distribute finished goods for the Mexican facility. The fully automated Thailand facility offers board level assembly as well as box-build capability of products for sale to outside customers in the global market. One facility in Indiana, formerly utilized for warehousing space, has recently been converted to a high-flexibility production facility. Both Indiana facilities manufacture electronic assemblies and assemble products for sale to outside customers. The facility located in Mexico provides services similar to those provided from the Indiana facilities. The California facility assembles product and also provides semiconductor DIE processing, design, testing and packaging services. In June 2000, the Company broke ground on a new manufacturing facility located in Valencia, California to replace the current leased facility in Burbank, California. The new facility will increase capacity and expand manufacturing capabilities. The facility in France provides DIE processing and assembly services for the European market. Engineering design and support services are provided to the manufacturing facilities within this segment and to outside customers through the Kimball Electronics Design Services company, which is based in Indiana.
    Manufacturing and design services are marketed primarily by Company salespersons. Contract electronic assemblies are manufactured based on specific orders, generally resulting in a small amount of finished goods consisting primarily of goods awaiting shipment to specific customers. Raw materials are normally acquired for specific customer orders and may or may not be interchangeable among products. Inherent risks associated with rapid technological changes within this contract industry are mitigated by procuring raw materials, for the most part, based on firm orders.
    Key competitive factors in the electronic contract assemblies market are competitive pricing on a global basis, quality, engineering design services, production flexibility, reliability of on-time delivery, customer lead time, test capability, and global presence. Growth in the electronic contract assemblies industry is created through the proliferation of electronic components in today's advanced products along with the continuing trend of OEM's in the electronic industry to subcontract the assembly process to companies with a core competence in this area. The electronics industry is very competitive as numerous manufacturers of contract electronic assemblies compete for business from existing and potential customers. The Company does not have a significant share of the market for such products.
    Raw materials utilized in the manufacture of contract electronic products are generally readily available from both domestic and foreign sources, although from time to time the industry experiences allocations of certain components due to supply and demand forces, combined with rapid product life cycles of certain components.
    While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the transportation (automobiles and light trucks), industrial, telecommunications, computer, and medical industries. Included in this segment are sales of electronic assemblies to one customer, TRW Inc., which accounted for approximately 17% of consolidated net sales in fiscal year 2000, compared to 16% in fiscal years 1999 and 1998. The success of this segment is contingent on the success of our customers' products.
    This segment's investment capital carries a higher degree of risk than the Company's other segment due to rapid technological changes, component availability, the contract nature of this industry and the importance of sales to one customer.

OTHER INFORMATION
BACKLOG

    At June 30, 2000, the aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, were $324 million as compared to $272 million at June 30, 1999.

BACKLOG BY SEGMENT
                                               (dollars in millions)
                                          June 30, 2000     June 30, 1999

Furniture and Cabinets                        $140              $113
Electronic Contract Assemblies                 184               159
                                               ---               ---
  Total Backlog                               $324              $272


Open orders as of June 30, 2000 are expected to be filled within the next fiscal year. Open orders generally may not be indicative of future sales trends.


RESEARCH, PATENTS, AND TRADEMARKS
Research and development activities include the development of manufacturing processes, major process improvements, new product development, information technology initiatives and electronic, wood and plastic technologies.

                                              (dollars in millions)
                                           Fiscal Years Ended June 30,
                                          2000        1999        1998

Research and Development Costs            $13.5       $11.6       $13.1

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

ENVIRONMENT AND ENERGY MATTERS
    The Company's operations are subject to various foreign, federal, state and local laws and regulations with respect to environmental matters. The Company believes that it is in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
    The Company is dedicated to excellence, leadership and stewardship in matters of protecting the environment and communities in which the Company has operations. The Company believes that continued compliance with foreign, federal, state and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2002, will not represent a material portion of total capital expenditures during those years.
    The Company's manufacturing operations require significant amounts of energy, including natural gas and oil. Federal and state statutes and regulations control the allocation of fuels available to the Company, but to date the Company has experienced no interruption of production due to such regulations. In its wood processing plants, significant energy requirements are satisfied internally by the use of the Company's own wood waste products.

EMPLOYEES
                                          June 30, 2000     June 30, 1999
United States                                  8,261            7,765
Foreign Countries                              2,222            2,138
                                              ------            -----
  Total Full Time Employees at June 30        10,483            9,903

    The Company has no collective bargaining agreements with respect to its domestic employees. All of the Company's foreign operations are subject to collective bargaining arrangements. The Company believes that its employee relations are good.

Item 2. - Properties

    The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, as of June 30, 2000, are as follows:
                     -------------- Number of Facilities -------------
                     Furniture    Electronic
                        and        Contract    Unallocated
                      Cabinets    Assemblies    Corporate     Total

Indiana                  31             2             7         40
Kentucky                  5                                      5
Tennessee                 3                                      3
California                1             1                        2
Pennsylvania              1                                      1
North Carolina            1                                      1
Florida                   1                                      1
Idaho                     1                                      1
Mississippi               1                                      1
Texas                                   1                        1
Austria                   2                                      2
France                                  1                        1
Mexico                    2             1                        3
Thailand                                1                        1
                         --            --            --         --
   Total Facilities      49             7             7         63


     These facilities occupy approximately 8,454,000 square feet in aggregate, of which approximately 7,840,000 square feet are owned and 614,000 square feet are leased.  Square footage of these facilities are summarized as follows:
                 ------------- Approximate Square Footage -------------
                 Furniture     Electronic
                    and         Contract     Unallocated
                 Cabinets      Assemblies     Corporate      Total

Owned            7,045,000       470,000         325,000     7,840,000
Leased             481,000       106,000          27,000       614,000
                 ---------       -------         -------     ---------
    Total        7,526,000       576,000         352,000     8,454,000

    Including certain leased furniture showroom areas excluded from the above listing, total facilities approximate 8.6 million square feet. (See Note 5 -
Lease Commitments of the Notes to Consolidated Financial Statements in Item 8, for additional information concerning leases.)


    Included in Unallocated Corporate are executive, national sales and administrative offices, an energy center for the Kimball Industrial Park consisting of 3 trifuel boilers, and a child development facility for employees' children.
    Properties are generally utilized at normal capacity levels on a single shift basis, with certain facilities operating a second shift, while other facilities utilize a reduced second or third shift to meet increased demand levels. At times, certain facilities were not utilized at normal capacity levels during the fiscal year, because of declines in sales. The energy center is not operating at full capacity.
     Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.
    Operating leases totaling 614,000 square feet expire from fiscal year 2001-2008, with all leases subject to renewal options. In addition to the above production, warehouse and office properties, the Company has 14 leased showroom facilities totaling 116,000 square feet, in 9 states in the United States, one location in London, England, one location in Vienna, Austria, and one location in Toronto, Canada.
    The Company owns approximately 27,778 acres of land which includes land where various Company facilities reside, including approximately 26,826 acres generally for hardwood timber reserves, approximately 183 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities, and for possible future expansions), and approximately 60 acres in Post Falls, Idaho, where the Harpers plant is located. The Company leases approximately six acres of land in Laem Chabang, Thailand for possible future expansion of production facilities with the lease expiring in 2030.

Item 3. - Legal Proceedings
    The Registrant and its subsidiaries are not parties to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

Item 4. - Submission of Matters to Vote of Security Holders
    None to report in the 4th quarter of fiscal year 2000


Executive Officers of the Registrant
    The executive officers of the Registrant as of August 31, 2000 are as follows:  (Age as of August 31, 2000)
                           Office and                                Officer
Name                Age    Area of Responsibility                     Since

Douglas A. Habig    53     Chairman of the Board of Directors,         1975
                           and Chief Executive Officer
Thomas L. Habig     72     Vice Chairman of the Board of Directors     1955
James C. Thyen      56     President and Director                      1974
Ronald J. Thyen     63     Senior Executive Vice President,            1966
                           Operations Officer, Furniture and
                           Cabinets Segment, and Director
John T. Thyen       62     Senior Executive Vice President,            1978
                           Strategic Marketing, and Director
Gary P. Critser     63     Senior Executive Vice President,            1967
                           Corporate Secretary, Treasurer,
                           and Director
Robert F. Schneider 39     Executive Vice President, Chief Financial   1992
                           Officer, Assistant Treasurer
Donald D. Charron   37     Executive Vice President, and President,    1999
                           Kimball Electronics, Electronics Segment


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

                                      PART II


Item 5. - Market for the Registrant's Common Stock and Related Share Owner
Matters

Market Prices:  The Company's Class B Common Stock trades on the Nasdaq
Stock Market under the symbol: KBALB. High and low price ranges by quarter for the last two fiscal years as quoted by the National Association of Security Dealers (NASDAQ) are as follows:

                             ------- 2000 ------     ------- 1999 ------
                               High        Low         High        Low
First Quarter. . . . . . .   $21.0000    $16.7500    $20.3750    $14.8750
Second Quarter . . . . . .   $19.9375    $15.1250    $21.5000    $14.9375
Third Quarter. . . . . . .   $16.7500    $10.7500    $20.0625    $14.7500
Fourth Quarter . . . . . .   $17.5000    $11.0000    $18.8125    $14.5625

There is no active trading market for the Company's Class A Common Stock.

Dividends: There are no restrictions on the payment of dividends except charter provisions that require on a fiscal year basis, shares of Class B
Common Stock are entitled to an additional $0.02 per share dividend more than the dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock. During fiscal year 2000 dividends declared were $25.4 million or $.62 per share on Class A Common
Stock and $.64 per share on Class B Common Stock. Dividends by quarter for 2000 compared to 1999 are as follows:

                              ------ 2000 ------      ------ 1999 -----
                             Class A     Class B     Class A   Class B
First Quarter. . . . . . .   $ .155      $ .16       $ .155    $ .16
Second Quarter . . . . . .   $ .155      $ .16       $ .155    $ .16
Third Quarter. . . . . . .   $ .155      $ .16       $ .155    $ .16
Fourth Quarter . . . . . .   $ .155      $ .16       $ .155    $ .16
                              -----       ----        -----     ----
Total Dividends. . . . . .   $ .620      $ .64       $ .620    $ .64

Recent Sales of Unregistered Securities: On November 2, 1999 the Company issued 350,000 shares of unregistered restricted Class B Common Stock to five individual investors in connection with the acquisition of 100% of the Capital Stock of Jackson Furniture of Danville. On July 15, 1999 5,925 shares of unregistered restricted Class B Common Stock were issued to one individual investor as part of the August 1998 agreement to purchase substantially all of the assets of Transwall, Inc. The Common Stock in these transactions were issued in reliance on the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

Share Owners: On July 31, 2000, the Company's Class A Common Stock was owned by approximately 640 Share Owners of record and the Company's Class B Common Stock by approximately 2,390 Share Owners of record, of which approximately 380 also owned Class A Common Stock.

Item 6. - Selected Financial Data
(dollars in thousands, except per share amounts)

                         ------------------ Year Ended June 30, -------------------
                             2000         1999        1998        1997       1996

Net Sales                $1,200,945   $1,106,967   $1,032,317   $992,049   $923,636

Net Income               $   48,462   $   59,725   $   55,027   $ 57,745   $ 45,095

Earnings Per Share
    Basic:
     Class A                  $1.19        $1.46        $1.32      $1.39      $1.08
     Class B                  $1.21        $1.48        $1.33      $1.40      $1.08

    Diluted:
     Class A                  $1.19        $1.45        $1.31      $1.38      $1.07
     Class B                  $1.21        $1.47        $1.32      $1.38      $1.08

Total Assets             $  723,651   $  661,386   $  629,638   $581,583   $538,225

Long Term Debt, Less
  Current Maturities     $    2,599   $    1,730   $    1,856   $  2,313   $  3,016

Cash Dividends Per Share:
     Class A             $      .62   $      .62   $   .58875   $   .530   $   .470
     Class B             $      .64   $      .64   $   .60500   $   .535   $   .475




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

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Net sales of $1,200,945,000 reached record levels in fiscal year 2000, topping the prior year by 8%. Net income and Class B diluted earnings per share were $48,462,000 and $1.21, respectively, a decrease of 13% and 12%, respectively, from fiscal year 1999, excluding non-operating gains recorded in fiscal year 1999. Fiscal year 1999 non-operating items include a $1,337,000 after tax gain ($0.03 per diluted share) on the sale of a stock investment of which the Company held a minor interest and a $2,674,000 after tax gain ($0.06 per diluted share) on the disposition of two non-core operating facilities within the Furniture and Cabinets Segment. Including fiscal year 1999 non-operating gains, net income decreased 19% and Class B diluted earnings per share decreased 18% in fiscal year 2000 when compared to the year earlier.

RESULTS OF OPERATIONS
2000 DISCUSSION
Net sales for fiscal year 2000 surpassed 1999 net sales on increases by both of the Company's segments -- the Furniture and Cabinets Segment and the Electronic Contract Assemblies Segment. Net income for fiscal year 2000 declined from fiscal year 1999 in both segments.

Sales and Net Income by Segment
(Amounts in millions)
                                                     ----------- Year Ended June 30 ---------
                                                      2000               1999           1998
Net Sales:
  Furniture and Cabinets. . . . . . . . . . . .      $833.8             $771.5         $706.7
  Electronic Contract Assemblies. . . . . . . .       367.1              335.4          325.6

Net Income:
  Furniture and Cabinets. . . . . . . . . . . .      $ 27.7             $ 34.6         $ 27.9
  Electronic Contract Assemblies. . . . . . . .        14.2               18.2           18.1


FURNITURE AND CABINETS
Product line offerings included in the Furniture and Cabinets Segment are office furniture, home furniture, lodging and healthcare furniture, store fixtures, original equipment manufacturer (OEM) furniture and cabinets and furniture components. The Company's production flexibility allows it to utilize portions of the available production capacity created by lower volumes within these product lines to support and balance increased production schedules of other product lines within this segment.

In fiscal year 2000, the Company purchased Jackson of Danville, a privately held manufacturer of custom and in-line fully upholstered seating products and wood framed chairs. The acquisition was accounted for as a purchase with operating results included in the Company's consolidated results from the date of acquisition, and was financed with available cash on hand and the Company's Class B Common Stock. The acquisition price and operating results of this acquisition were not material to the Company's fiscal year 2000 consolidated operating results.

The Furniture and Cabinets Segment set a new annual net sales record in fiscal
year 2000 with an increase of 8% from the prior year.   Sales increased over
fiscal year 1999 for all product lines, except lodging and healthcare, within this segment.

Increased volumes in the office furniture product line resulted in record sales in fiscal year 2000. Sales of casegoods, systems, and seating products within the office furniture line all increased over fiscal year 1999. Office furniture sales growth, excluding prior year acquisitions, outpaced the 5% growth in shipments reported by the Business and Institutional Furniture Manufacturer's Association (BIFMA) for the Company's fiscal year ending June 2000.

Net sales of the lodging and healthcare product line decreased in fiscal year 2000 from the previous year. Sales of both the Company's custom-made products and standard product offerings declined in fiscal year 2000 when compared to fiscal year 1999. Product mix continued to shift toward lower margin custom-made products in fiscal year 2000. Lodging and healthcare sales are expected to improve beginning with the first quarter of fiscal year 2001 as evidenced by an increase in open orders as of June 30, 2000 compared with open orders at June 30, 1999. The preceding statement is a forward-looking statement under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to customer order changes, a downturn in the lodging and healthcare markets, loss of key customers, availability of raw materials, or a natural disaster or similar unforeseen event.

Fiscal year 2000 outside net sales of OEM furniture and cabinets, excluding the acquisition of Jackson of Danville, experienced double-digit growth when compared to 1999. Increased volume of OEM large-screen projection television cabinets, including those produced at the Company's Juarez, Mexico facility, was the largest single contributor to the sales growth.

Outside net sales of furniture components increased in fiscal year 2000 primarily as a result of increased sales of lumber products.

Net income in the Furniture and Cabinets Segment decreased in fiscal year 2000 from fiscal year 1999 despite increased sales. Fiscal year 1999 net income includes an after tax gain of $2.7 million from the sale of two non-core operating facilities. Gross profit, as a percent of sales, declined from 1999 primarily due to an increase in material costs, as a percent of sales. Lower sales margins on the furniture components and lodging and healthcare product lines contributed to the decline in gross profit in fiscal year 2000 when compared to fiscal year 1999. Also contributing to the reduced gross profitability in fiscal year 2000 were start up costs and inefficiencies early in fiscal year 2000 related to the Company's Juarez, Mexico facility that was acquired in fiscal year 1999. The Company, however, has seen continued improvement in gross profitability in each quarter of fiscal year 2000 from the Juarez facility and is expecting continued improvement in gross profitability from this facility in fiscal year 2001. The preceding statement concerning the Company's Juarez, Mexico facility is a forward looking statement under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to, material price changes, unexpected manufacturing inefficiencies, a downturn in the economy or similar unforeseen event. Selling, general and administrative expenses increased in dollars in fiscal year 2000 but decreased as a percent of sales partially resulting from efforts to manage costs. Incentive compensation costs, which are linked to company profitability, decreased in both dollars and as a percent of sales also contributing to the lower selling, general and administrative costs, as a percent of sales.

ELECTRONIC CONTRACT ASSEMBLIES
Net sales for fiscal year 2000 surpassed the prior year by 9% in the Electronic Contract Assemblies Segment. Sales of electronic transportation products and medical components increased while sales of computer related products declined
when compared to the prior year.   -19-

In fiscal year 2000, the Company embarked on a number of strategic expansion opportunities in the Electronic Contract Assemblies Segment. In April 2000, the Company announced the opening of a new manufacturing facility in the export zone of Laem Chabang, Thailand. This fully automated facility will serve the global requirements of its customers and includes future expansion possibilities. In May 2000, the Company announced the opening of a new high-flexibility manufacturing facility located in Jasper, Indiana that will allow the manufacture of high mix/low volume assemblies as well as test capabilities to meet the needs of its customers. The Company also broke ground for a new microelectronics facility located in Valencia, California during June 2000. The new Valencia facility will replace a current facility located in Burbank, California and will increase capacity and expand manufacturing capabilities.

Net income in fiscal year 2000 decreased from the prior year despite higher
sales.   Gross profits were lower in fiscal year 2000, compared to historic margins that were achieved on more mature product lines, resulting from a planned diversification of its customer base into a variety of new products as well as production of the next generation of anti-lock braking components.
Start up costs associated with the new manufacturing facilities in Jasper, Indiana and Laem Chabang, Thailand also contributed to the lower gross profitability in fiscal year 2000. Selling, general and administrative expenses increased in dollars but decreased as a percent of sales in fiscal year 2000 driven by lower incentive compensation which is linked to company profitability.

Included in this segment are sales to one customer, TRW, Inc. which accounted for 17% and 16% of consolidated net sales in fiscal year 2000 and 1999, respectively. Sales to this customer represent approximately one half of total sales in the Electronic Contract Assemblies Segment.

This segment's investment capital carries a higher degree of risk than the Company's other segment due to rapid technological changes, component availability, the contract nature of this industry and the importance of sales to one customer.

CONSOLIDATED OPERATIONS
Consolidated selling, general and administrative expenses decreased, as a percent of sales, 1.1 percentage points in fiscal year 2000 when compared to fiscal year 1999. This reduction in selling, general, and administrative costs, as a percent of sales, is primarily due to lower incentive compensation costs which are linked to company profitability as well as lower selling expenses and lower administrative employee compensation costs, as a percent of sales.

Other income decreased from the prior year on lower interest income caused by lower average investment balances. In addition, fiscal year 1999 results include a $1,337,000 after tax gain ($0.03 per diluted share) on the sale of a stock investment of which the Company held a minor interest and a $2,674,000 after tax gain ($0.06 per diluted share) on the disposition of two non-core facilities.

The effective income tax rate decreased 0.4 percentage point in fiscal year 2000 when compared to fiscal year 1999. Decreases in both state and federal effective tax rates contributed to the lower overall effective income tax rate.

Fiscal year 2000 net income and Class B diluted earnings per share of $48,462,000 and $1.21, respectively, decreased 13% and 12%, respectively, from fiscal year 1999 net income of $55,714,000 and Class B diluted earnings per share of $1.38, excluding fiscal year 1999 non-operating gains. Including fiscal year 1999 non-operating gains, net income and Class B diluted earnings per share declined 19% and 18%, respectively, from prior year levels of $59,725,000 and $1.47, respectively.
                                   -20-

1999 DISCUSSION
Net sales for the 1999 fiscal year surpassed 1998 levels on increases by both of the Company's segments -- the Furniture and Cabinets Segment and the Electronic Contract Assemblies Segment. Net income for fiscal year 1999 also increased over the prior year in both segments.

FURNITURE AND CABINETS
In fiscal year 1999, the Company completed a number of acquisitions included within the Furniture and Cabinets Segment. In September 1998, the Company acquired the assets and assumed certain liabilities of Transwall, Inc., a privately held manufacturer of stackable panel office furniture systems and floor-to-ceiling products, which increased its already extensive office furniture product offering. In January 1999, the Company purchased the assets and assumed certain liabilities of Southeast Millwork, a privately held manufacturer of store display fixtures. This acquisition provided an entry
point for the Company to pursue the store fixtures markets.   These two
acquisitions were accounted for as purchases with results of operations included in the Company's consolidated results from the date of purchase. In April 1999, the Company purchased a manufacturing facility located in Juarez, Mexico. The results of these acquisitions were not material to fiscal year 1999 consolidated operating results.

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

Fiscal year 1999 outside net sales of OEM furniture and cabinets experienced double-digit growth when compared to 1998. Increased volume of OEM large-screen projection television cabinets was the major contributor to the sales growth. Fiscal year 1998 sales of these cabinets were lower due to the relocation of a large customer and its longer than anticipated start up time.

Outside net sales of furniture components increased in fiscal year 1999 primarily as a result of volume increases in furniture component parts, mainly kitchen cabinet doors.
                                 -21-

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

ELECTRONIC CONTRACT ASSEMBLIES
Net sales for fiscal year 1999 in the Electronic Contract Assemblies Segment exceeded the prior year by 3%. Sales of electronic transportation products increased while sales of computer related products declined when compared to the prior year. The Company continued to expand its product line offering in the Electronic Contract Assemblies Segment including components for consumer electronics, appliances, and industrial controls.

Net income in fiscal year 1999 increased slightly over the prior year, primarily due to higher sales volumes. Gross profit, as a percent of net sales, remained relatively consistent in 1999 when compared to 1998. Selling, general and administrative costs increased in dollars but decreased slightly, as a percent
of sales, in fiscal year 1999.   Net income was also affected by a higher
effective state income tax rate.

Included in this segment are sales to one customer, TRW, Inc. which accounted for 16% of consolidated net sales in both fiscal year 1999 and 1998. Sales to this customer represented approximately one half of total sales in the Electronic Contract Assemblies Segment.

This segment's investment capital carries a higher degree of risk than the Company's other segment due to rapid technological changes, component availability, the contract nature of this industry and the importance of sales to one customer.

CONSOLIDATED OPERATIONS
Consolidated selling, general and administrative expenses decreased, as a percent of sales, 0.2 percentage point in fiscal year 1999 when compared to 1998. The Company focused on reducing costs and continued to review activities and processes to assess where costs could further be reduced in fiscal year 1999 while providing quality products and services to the marketplace.

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

LIQUIDITY AND CAPITAL RESOURCES
The Company's aggregate of cash, cash equivalents, and short-term investments decreased from $132 million at the end of fiscal year 1999 to $85 million at the end of fiscal year 2000 due primarily to cash outlays for strategic capital investments and repurchases of the Company's Class B Common Stock. Working capital at June 30, 2000 was $190 million with a current ratio of 1.9, compared to working capital of $218 million and a current ratio of 2.3 at June 30, 1999.

Operating activities generated $41 million of cash flow in fiscal year 2000 compared to $98 million in fiscal year 1999. Net income and non-cash charges to net income were partially offset by increases in receivables of $46 million and inventories of $17 million. The Company reinvested $71 million into capital investments for the future, including new manufacturing facilities in Chandler, Indiana and Laem Chabang Thailand, computer equipment, production equipment, and office facilities. Financing cash flow activities were primarily in the form of $26 million in dividend payments and $24 million of Class B Common Stock repurchases. Net cash flow, excluding the purchases and maturities of short-term investments was an outflow of $47 million.

At June 30, 2000, the Company had $35 million of short-term borrowings outstanding under its $100 million revolving credit facility that allows for both issuance of letters of credit and cash borrowings. The Company did not have any debt outstanding under this credit facility at June 30, 1999. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company is in compliance with these covenants at June 30, 2000 and does not expect these covenants to limit or restrict the Company's ability to borrow from the credit facility in fiscal year 2001. The preceding statement is a forward-looking statement under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to a downturn in the economy, loss of key customers or suppliers, availability or increased costs of raw materials, or a natural disaster or similar unforeseen event.

The Company anticipates maintaining a strong liquidity position for the 2001 fiscal year and believes its available funds on hand, unused credit line available under the revolving credit facility and cash generated from operations will be sufficient for working capital needs and for funding investments in the Company's future. This statement is a forward-looking statement under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to a downturn in the economy, loss of key customers or suppliers, availability or increased costs of raw materials, or a natural disaster or similar unforeseen event.

YEAR 2000 DISCLOSURE
The Company implemented a plan to alleviate any potential problems which may have been caused by the Year 2000 which included inventory assessment, remediation and testing. The Company has not experienced any major interruptions or malfunctions in its operations related to the Year 2000 issue but will continue to monitor throughout the remainder of the calendar year. In addition, the Company has currently not experienced any interruptions caused by a lack of Year 2000 readiness by any of its key suppliers, distributors, customers, public infrastructure suppliers and other vendors.

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

ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The Company did not have any derivative instruments at June 30, 2000, however the Company periodically engages in limited forward purchases of foreign currency and does not expect this new standard to have a material effect on the Company's financial condition or results of operations. This standard will be effective for the Company's fiscal year 2001.

In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF Issue 00-10 requires that all amounts billed to a customer in a sale transaction for shipping and handling be classified as revenue. The EITF did not reach a consensus with respect to the classification of costs related to shipping and handling. The Company currently classifies most all shipping and handling revenues and costs, on a net basis, in selling and administrative expense. Accordingly, the Company has determined that EITF Issue 00-10 will require reclassification of shipping and handling revenues and costs, but does not believe EITF Issue 00-10 will impact its financial position or net income. The effective date of this standard is the fourth quarter of the Company's fiscal year 2001.

Item 7a - Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2000 and 1999, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $79 million and $115 million respectively. The Company classifies its short-term investments in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Held-to-maturity securities are stated at amortized cost and available-for-sale securities are stated at market value with unrealized gains and losses being recorded net of tax related effect, if any, as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at June 30, 2000 and 1999 would cause the fair value of these short-term investments to decline by an immaterial amount.

The Company's earnings are also affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. Based on the outstanding balance of the Company's credit facility at June 30, 2000, a hypothetical 100 basis point increase in interest rates prevailing at this date would not affect the consolidated operating results of the Company by a material amount.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The effect of movements in the exchange rates were not material to the consolidated operating results of the Company in fiscal years 2000 and 1999. The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates would not affect the consolidated operating results of the Company by a material amount.

Item 8. - Financial Statements and Supplementary Data


                          INDEX TO FINANCIAL STATEMENTS



                                                                 Page
Report of Management . . . . .. . . . . . . . . . . . . . . . .  27

Report of Independent Public Accountants  . . . . . . . . . . .  28

Consolidated Balance Sheets
   as of June 30, 2000 and 1999 . . . . . . . . . . . . . . . .  29

Consolidated Statements of Income
   for the Three Years Ended June 30, 2000. . . . . . . . . . .  30

Consolidated Statements of Cash Flows
   for the Three Years Ended June 30, 2000. . . . . . . . . . .  31

Consolidated Statements of Share Owners' Equity
   for the Three Years Ended June 30, 2000. . . . . . . . . . .  32

Notes to Consolidated Financial Statements. . . . . . . . . . .  33-48


                             REPORT OF MANAGEMENT


To the Share Owners of Kimball International, Inc.

The management of Kimball International, Inc. is responsible for the preparation and integrity of the accompanying financial statements and other related information in this report. The consolidated financial statements of the Company and its subsidiaries, including the footnotes, were prepared in accordance with generally accepted accounting principles in the United States and include judgements and estimates, which in the opinion of management are applied on a conservative basis.

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



                                                James C. Thyen
                                                James C. Thyen
                                                President



                                                Robert F. Schneider
                                                Robert F. Schneider
                                                Executive Vice President,
                                                Chief Financial Officer,
                                                Assistant Treasurer

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Share Owners of Kimball International, Inc.

We have audited the accompanying consolidated balance sheets of Kimball International, Inc. (an Indiana corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, cash flows and share owners' equity for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

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










ARTHUR ANDERSEN LLP



Chicago, Illinois
August 2, 2000

                         KIMBALL INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                (Amounts in Thousands, Except for Share Data)

                                                                         June 30
                                                                     2000       1999
Assets
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $  5,223   $ 16,775
  Short-term investments . . . . . . . . . . . . . . . . . . . .    79,366    114,996
  Receivables, less allowances of
   $4,713 and $3,816, respectively . . . . . . . . . . . . . . .   180,929    132,284
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .   117,058     96,157
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30,944     26,129
      Total current assets . . . . . . . . . . . . . . . . . . .   413,520    386,341

Property and Equipment, net. . . . . . . . . . . . . . . . . . .   248,210    221,498
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . .    61,921     53,547

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $723,651   $661,386



Liabilities and Share Owners' Equity
Current Liabilities:
  Loans payable. . . . . . . . . . . . . . . . . . . . . . . . .  $ 37,400   $  3,518
  Current maturities of long-term debt . . . . . . . . . . . . .     1,021      1,185
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .   102,835     77,976
  Dividends payable. . . . . . . . . . . . . . . . . . . . . . .     6,205      6,380
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .    75,934     79,505
      Total current liabilities. . . . . . . . . . . . . . . . .   223,395    168,564

Other Liabilities:
  Long-term debt, less current maturities. . . . . . . . . . . .     2,599      1,730
  Deferred income taxes and other. . . . . . . . . . . . . . . .    29,130     26,815
      Total other liabilities. . . . . . . . . . . . . . . . . .    31,729     28,545

Share Owners' Equity:
  Common stock-par value $.05 per share:
   Class A- Shares authorized-49,909,000 (49,945,000 in 1999)
            Shares issued-14,451,000 (14,486,000 in 1999). . . .       722        724
   Class B- Shares authorized-100,000,000
            Shares issued-28,574,000 (28,538,000 in 1999). . . .     1,429      1,427
  Additional paid-in capital . . . . . . . . . . . . . . . . . .     8,056      6,379
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .   522,041    498,962
  Accumulated other comprehensive income . . . . . . . . . . . .       326      1,312
  Less:  Treasury stock-at cost:
   Class A- 172,000 shares (156,000 in 1999) . . . . . . . . . .    (3,144)    (2,877)
   Class B- 3,621,000 shares (2,542,000 in 1999) . . . . . . . .   (60,903)   (41,650)
      Total Share Owners' Equity . . . . . . . . . . . . . . . .   468,527    464,277

Total Liabilities and Share Owners' Equity . . . . . . . . . . .  $723,651   $661,386



See Notes to Consolidated Financial Statements.

                             KIMBALL INTERNATIONAL, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                   (Amounts in Thousands, Except for Per Share Data)



                                                                Year Ended June 30
                                                            2000       1999       1998
Net Sales. . . . . . . . . . . . . . . . . . . . . . . $1,200,945 $1,106,967 $1,032,317
Cost of Sales. . . . . . . . . . . . . . . . . . . . .    873,954    778,551    723,378
Gross Profit . . . . . . . . . . . . . . . . . . . . .    326,991    328,416    308,939

Selling, General and Administrative Expenses . . . . .    259,864    250,839    236,463
Operating Income . . . . . . . . . . . . . . . . . . .     67,127     77,577     72,476

Other Income (Expense):
  Interest expense . . . . . . . . . . . . . . . . . .       (536)      (476)      (424)
  Interest income. . . . . . . . . . . . . . . . . . .      4,709      6,554      9,458
  Other, net . . . . . . . . . . . . . . . . . . . . .      3,102      8,719      5,917
   Other income, net . . . . . . . . . . . . . . . . .      7,275     14,797     14,951

Income Before Taxes on Income. . . . . . . . . . . . .     74,402     92,374     87,427

Taxes on Income. . . . . . . . . . . . . . . . . . . .     25,940     32,649     32,400

Net Income . . . . . . . . . . . . . . . . . . . . . . $   48,462 $   59,725 $   55,027




Earnings Per Share of Common Stock
 Basic:
  Class A. . . . . . . . . . . . . . . . . . . . . . .      $1.19      $1.46      $1.32
  Class B. . . . . . . . . . . . . . . . . . . . . . .      $1.21      $1.48      $1.33
 Diluted:
  Class A. . . . . . . . . . . . . . . . . . . . . . .      $1.19      $1.45      $1.31
  Class B. . . . . . . . . . . . . . . . . . . . . . .      $1.21      $1.47      $1.32

Average Number of Shares Outstanding
 Basic:
  Class A. . . . . . . . . . . . . . . . . . . . . . .     14,299     14,338     14,413
  Class B. . . . . . . . . . . . . . . . . . . . . . .     25,935     26,286     27,004
   Totals. . . . . . . . . . . . . . . . . . . . . . .     40,234     40,624     41,417
 Diluted:
  Class A. . . . . . . . . . . . . . . . . . . . . . .     14,299     14,338     14,413
  Class B. . . . . . . . . . . . . . . . . . . . . . .     26,050     26,501     27,401
   Totals. . . . . . . . . . . . . . . . . . . . . . .     40,349     40,839     41,814




See Notes to Consolidated Financial Statements.


                             KIMBALL INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in Thousands)

                                                                  Year Ended June 30
                                                             2000         1999        1998
Cash Flows From Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . $ 48,462    $ 59,725    $ 55,027
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . .   43,801      39,710      33,806
    Gain on sales of assets. . . . . . . . . . . . . . . .   (1,059)     (3,917)     (1,986)
    Deferred income tax and other deferred charges . . . .     (595)      1,964         880
    Change in current assets and liabilities:
       Receivables . . . . . . . . . . . . . . . . . . . .  (45,843)    (13,114)     (9,028)
       Inventories . . . . . . . . . . . . . . . . . . . .  (16,800)     (4,816)    (15,174)
       Other current assets. . . . . . . . . . . . . . . .   (2,510)     (2,529)     (1,413)
       Accounts payable. . . . . . . . . . . . . . . . . .   23,374      17,069       7,844
       Accrued expenses. . . . . . . . . . . . . . . . . .   (7,434)      3,936       6,248
          Net cash provided by operating activities. . . .   41,396      98,028      76,204

Cash Flows From Investing Activities:
  Capital expenditures . . . . . . . . . . . . . . . . . .  (61,124)    (76,568)    (41,313)
  Proceeds from sales of assets. . . . . . . . . . . . . .    2,689         820       1,177
  Proceeds from sales of divisions/subsidiaries. . . . . .        -       7,156       3,150
  Increase in other assets . . . . . . . . . . . . . . . .  (10,330)    (25,973)     (7,359)
  Purchases of held-to-maturity securities . . . . . . . .        -        (400)    (21,415)
  Maturities of held-to-maturity securities. . . . . . . .      400       5,425      46,932
  Purchases of available-for-sale securities . . . . . . . (112,101)    (23,191)    (97,120)
  Sales and maturities of available-for-sale securities. .  146,772      57,080      67,517
          Net cash used for investing activities . . . . .  (33,694)    (55,651)    (48,431)

Cash Flows From Financing Activities:
  Net change in short-term borrowings. . . . . . . . . . .   31,298        (800)      1,846
  Net change in long-term debt . . . . . . . . . . . . . .   (1,103)        625        (494)
  Acquisition of treasury stock. . . . . . . . . . . . . .  (24,427)    (17,184)     (8,323)
  Dividends paid to share owners . . . . . . . . . . . . .  (25,558)    (25,784)    (24,280)
  Proceeds from exercise of stock options. . . . . . . . .      801         986       1,495
  Other-net. . . . . . . . . . . . . . . . . . . . . . . .     (284)       (176)        (63)
          Net cash used for financing activities . . . . .  (19,273)    (42,333)    (29,819)

Effect of exchange rate changes on cash
 and cash equivalents. . . . . . . . . . . . . . . . . . .       19         (26)        (15)
Net (Decrease) Increase in Cash and Cash Equivalents . . .  (11,552)         18      (2,061)

Cash and Cash Equivalents at Beginning of Year . . . . . .   16,775      16,757      18,818
Cash and Cash Equivalents at End of Year . . . . . . . . . $  5,223    $ 16,775    $ 16,757




Total Cash, Cash Equivalents
 and Short-Term Investments:
  Cash and cash equivalents. . . . . . . . . . . . . . . . $  5,223    $ 16,775    $ 16,757
  Short-term investments . . . . . . . . . . . . . . . . .   79,366     114,996     156,010
      Totals . . . . . . . . . . . . . . . . . . . . . . . $ 84,589    $131,771    $172,767


See Notes to Consolidated Financial Statements.


                                                  KIMBALL INTERNATIONAL, INC.
                                        CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY
                                         (Amounts in Thousands, Except for Share Data)


                                                                  Three Years Ended June 30, 2000

                                                                                             Accumulated             Total
                                                                      Additional               Other                 Share
                                                 ---Common Stock---    Paid-In   Retained   Comprehensive Treasury   Owners'
                                                 Class A    Class B    Capital   Earnings      Income      Stock     Equity

Amounts at June 30, 1997. . . . . . . . . . .    $2,273     $4,450    $1,607     $434,665    $1,648       ($21,817)  $422,826
 Comprehensive income:
  Net income. . . . . . . . . . . . . . . . .                                      55,027                              55,027
  Net change in unrealized gains and losses
   on securities. . . . . . . . . . . . . . .                                                 2,247                     2,247
  Foreign currency translation adjustment . .                                                  (186)                     (186)
    Comprehensive income. . . . . . . . . . .                                                                          57,088

  Treasury stock activity (378,000 shares). .                             74                                (8,213)    (8,139)
  Shares of Class A Common Stock converted to
   Class B Common Stock (36,000 shares) . . .        (3)         3        81                                   (81)       ---
  Exercise of stock options (117,000 shares).                           (312)                                1,972      1,660
  Cash dividends:
   Class A ($.58875 per share). . . . . . . .                                      (8,483)                             (8,483)
   Class B ($.605 per share). . . . . . . . .                                     (16,329)                            (16,329)
  Change par value from $.3125 pre stock split
   to $.05 post stock split . . . . . . . . .    (1,545)    (3,027)    4,572                                              ---

Amounts at June 30, 1998. . . . . . . . . . .    $  725     $1,426    $6,022     $464,880    $3,709       ($28,139)  $448,623
 Comprehensive income:
  Net income. . . . . . . . . . . . . . . . .                                      59,725                              59,725
  Net change in unrealized gains and losses
   on securities. . . . . . . . . . . . . . .                                                (2,100)                   (2,100)
  Foreign currency translation adjustment . .                                                  (297)                     (297)
    Comprehensive income. . . . . . . . . . .                                                                          57,328

  Treasury stock activity (973,000 shares). .                             77                               (17,094)   (17,017)
  Shares of Class A Common Stock converted to
   Class B Common Stock (22,000 shares) . . .        (1)         1       311                                  (311)       ---
  Exercise of stock options (88,000 shares) .                            (31)                                1,017        986
  Cash dividends:
   Class A ($.62 per share) . . . . . . . . .                                      (8,891)                             (8,891)
   Class B ($.64 per share) . . . . . . . . .                                     (16,752)                            (16,752)

Amounts at June 30, 1999. . . . . . . . . . .    $  724     $1,427    $6,379     $498,962    $1,312       ($44,527)  $464,277
 Comprehensive income:
  Net income. . . . . . . . . . . . . . . . .                                      48,462                              48,462
  Net change in unrealized gains and losses
   on securities. . . . . . . . . . . . . . .                                                  (560)                     (560)
  Foreign currency translation adjustment . .                                                  (426)                     (426)
    Comprehensive income. . . . . . . . . . .                                                                          47,476

  Treasury stock activity (1,182,000 shares).                          1,413                               (20,294)   (18,881)
  Shares of Class A Common Stock converted to
   Class B Common Stock (35,000 shares) . . .        (2)         2        27                                   (27)       ---
  Exercise of stock options (87,000 shares) .                            237                                   801      1,038
  Cash dividends:
   Class A ($.62 per share) . . . . . . . . .                                      (8,863)                             (8,863)
   Class B ($.64 per share) . . . . . . . . .                                     (16,520)                            (16,520)

Amounts at June 30, 2000. . . . . . . . . . .    $  722     $1,429    $8,056     $522,041    $  326       ($64,047)  $468,527

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

Revenue Recognition: Revenue from product sales is recognized when title passes to the customer which is generally when goods are shipped.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and related footnote disclosures. While efforts are made to assure estimates used are reasonably accurate based on management's knowledge of current events, actual results could differ from those estimates.

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

Foreign Currency Translation: Assets and liabilities of foreign subsidiaries (except for Mexico and Thailand operations, whose functional currency is the U.S. dollar) are translated into U.S. dollars at fiscal year-end exchange rates, income statement accounts are translated at the weighted average exchange rate during the year, and the resulting currency translation adjustments are recorded in Accumulated Other Comprehensive Income, as a component of Share Owners' Equity. Financial statements of Mexico and Thailand operations are translated into U.S. dollars using both current and historical exchange rates, with translation gains and losses included in net income.

Inventories: Inventories are stated at the lower of cost or market value. Cost includes material, labor and applicable manufacturing overhead and is determined using the last-in, first-out (LIFO) method for approximately 45% and 51% of consolidated inventories in 2000 and 1999, respectively.
Cost of the remaining inventories is determined using the first-in, first-out
(FIFO) method.

Property, Equipment and Depreciation: Property and equipment are stated at cost. Depreciation is provided over the estimated useful life of the assets using the straight-line method for financial reporting purposes. Maintenance, repairs and minor renewals and betterments are expensed; major improvements are capitalized.

Research and Development: The costs of research and development are expensed as incurred. These costs were approximately, in millions, $13.5 in 2000, $11.6 in 1999, and $13.1 in 1998.

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

Off-Balance Sheet Risk and Concentration of Credit Risk: The Company engages in financing arrangements with customers on a limited basis and has business and credit risks concentrated in the transportation, computer, telecommunications, consumer electronics and furniture industries. One customer, TRW, Inc., represented a significant portion of consolidated accounts receivable at June 30, 2000. The Company currently does not foresee a credit risk associated with these receivables.

Reclassifications: Certain prior year amounts have been reclassified to conform with the current year presentation.

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

New Accounting Standards:  In 1998, the Financial Accounting Standards
Board issued Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The Company currently engages in limited derivative activity and currently does not expect this new standard to have a material effect on the Company's financial condition or results of operations. This standard will be effective for the Company's fiscal year 2001.

In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF Issue 00-10 requires that all amounts billed to a customer in a sale transaction for shipping and handling be classified as revenue. The EITF did not reach a consensus with respect to the classification of costs related to shipping and handling. The Company currently classifies most all shipping and handling revenues and costs, on a net basis, in selling and administrative expense. Accordingly, the Company has determined that EITF Issue 00-10 will require reclassification of shipping and handling revenues and costs, but does not believe EITF Issue 00-10 will impact its financial position or net income. The effective date of this standard is the fourth quarter of the Company's fiscal year 2001.

NOTE 2   ACQUISITIONS AND DISPOSITIONS

Acquisitions of Subsidiaries:
In the second quarter of fiscal year 2000, the Company purchased Jackson of Danville, a privately held manufacturer of custom and in-line fully upholstered seating products and wood framed chairs. The acquisition was accounted for as a purchase with operating results included in the Company's Consolidated Statements of Income from the date of acquisition, and was financed with available cash on hand and the Company's Class B Common Stock. The acquisition price and operating results of this acquisition were not material to the Company's fiscal year 2000 consolidated financial position and operating results.

During fiscal year 1999, the Company completed a number of acquisitions related to its core competencies aimed at penetrating new markets and expanding existing markets. In the first quarter, the Company acquired the assets and assumed certain liabilities of Transwall, Inc., a privately held manufacturer of stackable panel office furniture systems and floor-to-ceiling products. In the third quarter, the Company acquired the assets and assumed certain liabilities of Southeast Millwork, a privately held manufacturer of store display fixtures. These acquisitions were accounted for as purchases with operating results included in the Company's Consolidated Statements of Income from the date of acquisition. The results of these acquisitions were not material to fiscal year 1999 consolidated financial position and operating results.

In the fourth quarter of fiscal year 1999, the Company purchased a manufacturing facility located in Juarez, Mexico. The Juarez facility produces projection television cabinets and will provide additional capacity for other manufacturing operations in the future.

Dispositions of Subsidiaries:
The Company sold Kimball Furniture Reproductions, a furniture manufacturing facility located in Montgomery, Alabama, and ToolPro, a carbide cutting tools production operation located in Jasper, Indiana in the fourth quarter of fiscal year 1999. The sale of these subsidiaries generated a $2.7 million after-tax gain which is included in 1999 consolidated financial position and operating results.

NOTE 3   INVENTORIES

Inventories are valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 45% and 51% of consolidated inventories in 2000 and 1999, respectively, including approximately 80% and 85% of the Furniture and Cabinet Segment inventories in 2000 and 1999, respectively. The cost of Electronic Contract Assemblies Segment inventories and the remaining inventories in the Furniture and Cabinet Segment are valued using the lower of first-in, first-out (FIFO) cost or market value.

Had the FIFO method been used for all inventories, net income would have been $1.5 million higher in 2000, $0.2 million lower in 1999, and $0.6 million higher in 1998. Additionally, inventories would have been, in millions, $22.7 and $20.0 higher at June 30, 2000 and 1999, respectively, if the FIFO method had been used. During 2000 and 1999, certain inventory quantity reductions caused a liquidation of LIFO inventory values, which were immaterial.

Inventory components at June 30 are as follows:
(Amounts in Thousands)

                                               2000            1999
Finished products. . . . . . . . . . . . .   $ 31,251        $ 33,262
Work-in-process. . . . . . . . . . . . . .     18,149          14,471
Raw materials. . . . . . . . . . . . . . .     67,658          48,424
     Total inventory . . . . . . . . . . .   $117,058        $ 96,157
                                                               -35-

NOTE 4   PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:
(Amounts in Thousands)
                                               2000              1999
Land . . . . . . . . . . . . . . . . . . .  $   7,326         $  6,931
Buildings and improvements . . . . . . . .    182,587          171,504
Machinery and equipment. . . . . . . . . .    335,396          291,432
Construction-in-progress . . . . . . . . .     15,399           16,772
  Total. . . . . . . . . . . . . . . . . .    540,708          486,639
     Less:  Accumulated depreciation . . .   (292,498)        (265,141)
  Property and equipment, net. . . . . . .  $ 248,210         $221,498

The useful lives used in computing depreciation are based on the Company's estimate of the service life of the classes of property, as follows:
                                                     Years
Buildings and improvements . . . . . . . .          12 to 50
Machinery and equipment. . . . . . . . . .           2 to 20
Leasehold improvements . . . . . . . . . .          Life of Lease

Depreciation and amortization of property and equipment totaled, in millions, $37.5 for 2000, $33.4 for 1999, and $29.9 for 1998.

NOTE 5 LEASE COMMITMENTS

Operating leases for certain office, showroom, warehouse and manufacturing facilities, land and equipment, which expire from fiscal year 2000 to 2030, contain provisions under which minimum annual lease payments are, in millions, $5.1, $4.6, $3.9, $3.0, and $1.5 for the five years ended June 30, 2005, respectively, and aggregate $1.8 million from 2005 to the expiration of the leases in 2030. The Company is obligated under certain real estate leases to maintain the properties and pay real estate taxes.

Total rental expenses amounted to, in millions, $7.4, $7.1, and $6.7 in 2000, 1999 and 1998, respectively.

NOTE 6   LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt is principally obligations under long-term capitalized leases. Aggregate maturities of long-term debt for the next five years are, in thousands, $1,021, $850, $450, $907, and $37, respectively, and aggregate $355 thereafter. Interest rates range from 0% to 9.74%. Interest paid was immaterial in the three years ending June 30, 2000. Based upon borrowing rates currently available to the Company, the fair value of the Company's debt approximates the carrying value.

In fiscal year 1999, the Company established a five year revolving credit facility that provides for up to $100 million in borrowings. The Company uses this facility for acquisitions and general corporate purposes. A commitment fee is payable on the unused portion of the credit facility. The interest rate applicable to borrowings under the agreement is based on the London Interbank Offered Rate (LIBOR) plus a margin. The Company is in compliance with debt covenants requiring it to maintain certain debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. At June 30, 2000, the Company had $35.4 million of short-term borrowings outstanding under this facility. No debt was outstanding under this agreement at June 30, 1999.
                                 -36-

NOTE 7   RETIREMENT PLANS

The Company has a trusteed defined contribution Retirement Plan in effect for substantially all domestic employees meeting the eligibility requirements. Company contributions are based on a percent of net income as defined in the plan; the percent of contribution is determined by the Board of Directors up to specific maximum limits. The plan includes a 401(k) feature, thereby permitting participants to make additional voluntary contributions on a pretax basis. Payments by the Company to the trusteed plan are vested and held for the sole benefit of participants. Total contributions to the Retirement Plans for 2000, 1999 and 1998 were approximately, in millions, $9.1, $10.8, and $10.1, respectively.

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

On June 11, 1996, the Board of Directors adopted the 1996 Stock Incentive Program, which was approved by the Company's Share Owners on October 22, 1996. Under this plan, 4,200,000 shares of Class B Common Stock were reserved, in addition to the approximately 2 million remaining shares currently reserved under the 1987 plan, for incentive stock options, nonqualified stock options, stock appreciation rights, and performance share awards available for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees. The 1996 Stock Incentive Program is a ten year plan. The number of employees participating in the program was 270 in fiscal year 2000 and 290 in fiscal years 1999 and 1998.

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

Stock option transactions are as follows:
                                                 Number      Weighted Average
                                                of Shares      Exercise Price

Options outstanding June 30, 1997. . . . . . .  1,376,066          $13.37

Granted. . . . . . . . . . . . . . . . . . . .    588,889           21.82
Exercised. . . . . . . . . . . . . . . . . . .   (225,769)          13.35
Forfeited. . . . . . . . . . . . . . . . . . .    (89,170)          14.89
Options outstanding June 30, 1998. . . . . . .  1,650,016           16.30

Granted. . . . . . . . . . . . . . . . . . . .    551,521           18.20
Exercised. . . . . . . . . . . . . . . . . . .   (141,993)          13.78
Forfeited. . . . . . . . . . . . . . . . . . .   (180,716)          16.57
Expired. . . . . . . . . . . . . . . . . . . .    (20,871)          14.80
Options outstanding June 30, 1999. . . . . . .  1,857,957           17.05

Granted. . . . . . . . . . . . . . . . . . . .    517,418           19.66
Exercised. . . . . . . . . . . . . . . . . . .   (179,050)          12.62
Forfeited. . . . . . . . . . . . . . . . . . .   (236,383)          18.19
Expired. . . . . . . . . . . . . . . . . . . .    (23,386)          12.22
Options outstanding June 30, 2000. . . . . . .  1,936,556          $18.07

Shares available for future options. . . . . .  5,265,511

Following is a status of options outstanding at June 30, 2000:
                               Outstanding Options               Exercisable Options
                   ---------------------------------------     -----------------------
                                     Weighted
                                     Average     Weighted                     Weighted
                                     Remaining   Average                      Average
   Exercise                         Contractual  Exercise                     Exercise
 Price Range         Number            Life       Price          Number        Price
-------------      ---------        -----------  ---------     ---------      --------
$12.00-$16.00        546,043        1 year       $13.38          542,190      $13.38
$16.00-$20.00        924,224        6 years       18.96          157,677       18.96
$20.00-$24.00        466,289        3 years       21.82          461,505       21.82
Total              1,936,556        4 years      $18.07        1,161,372      $17.49


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

                                                        Year Ended June 30
                                                2000           1999           1998
Net Income
     As Reported . . . . . . . . . . . . .    $48,462        $59,725        $55,027
     Pro Forma . . . . . . . . . . . . . .    $46,001        $57,444        $53,343

Earnings per Share of Common Stock
     As Reported:
      Basic:
        Class A. . . . . . . . . . . . . .      $1.19          $1.46          $1.32
        Class B. . . . . . . . . . . . . .      $1.21          $1.48          $1.33
      Diluted:
        Class A. . . . . . . . . . . . . .      $1.19          $1.45          $1.31
        Class B. . . . . . . . . . . . . .      $1.21          $1.47          $1.32

     Pro Forma:
      Basic:
        Class A. . . . . . . . . . . . . .      $1.13          $1.40          $1.28
        Class B. . . . . . . . . . . . . .      $1.15          $1.42          $1.29
      Diluted:
        Class A. . . . . . . . . . . . . .      $1.13          $1.40          $1.27
        Class B. . . . . . . . . . . . . .      $1.15          $1.42          $1.28
                                     -38-

The weighted average fair value at date of grant for options granted during the years ended June 30, 2000, 1999 and 1998 was $5.49, $3.72 and $4.84 per option, respectively.

The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 38.5% in 2000, 34.0% in 1999 and 31.7% in 1998; risk-free interest rates of 5.9% in 2000, 5.4% in 1999 and 6.2% in 1998; dividend yield of 3.9% in 2000, 3.7% in 1999 and 2.9% in 1998; and an expected life of 3.5 years for all years.

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

The components of the deferred tax assets and liabilities as of June 30, 2000 and 1999, are as follows:
(Amounts in Thousands)
                                                  2000           1999
Deferred tax assets:
  Receivables. . . . . . . . . . . . . . . . . $ 1,899         $ 1,690
  Inventory. . . . . . . . . . . . . . . . . .   4,375           2,311
  Employee benefits. . . . . . . . . . . . . .   6,568           6,690
  Other current liabilities. . . . . . . . . .   6,233           5,920
  Miscellaneous. . . . . . . . . . . . . . . .     202             587
  Foreign net operating losses . . . . . . . .   1,784           2,253
  Capital loss carryforward benefit. . . . . .     199             627
    Valuation reserve. . . . . . . . . . . . .  (1,983)         (2,880)
      Total asset. . . . . . . . . . . . . . . $19,277         $17,198

Deferred tax liabilities:
  Property & equipment . . . . . . . . . . . . $14,730         $14,366
  Miscellaneous. . . . . . . . . . . . . . . .   1,618             339
      Total liability. . . . . . . . . . . . . $16,348         $14,705


The components of income before taxes on income are as follows:
(Amounts in Thousands)
                                              ------ Year Ended June 30 -----
                                                2000        1999        1998
United States . . . . . . . . . . . . . . .   $73,717     $90,674     $87,327
Foreign . . . . . . . . . . . . . . . . . .       685       1,700         100
       Total income before taxes. . . . . .   $74,402     $92,374     $87,427



Taxes on income are composed of the following items:
(Amounts in Thousands)
                                              ------ Year Ended June 30 -----
                                                2000        1999        1998
Currently payable:
     Federal. . . . . . . . . . . . . . . .   $22,110     $26,347     $29,363
     Foreign. . . . . . . . . . . . . . . .       192         565         224
     State. . . . . . . . . . . . . . . . .     4,074       5,333       3,650
       Total current. . . . . . . . . . . .    26,376      32,245      33,237

Deferred Federal. . . . . . . . . . . . . .      (436)        404        (837)
       Total taxes on income. . . . . . . .   $25,940     $32,649     $32,400



A reconciliation of the statutory U.S. income tax rate to the Company's effective income tax rate follows:
(Amounts in Thousands)

                                               -------------- Year Ended June 30 --------------
                                                   2000              1999               1998
                                               Amount    %       Amount     %       Amount    %
Taxes computed at statutory rate. . . . . .   $26,041  35.0%    $32,331   35.0%    $30,600  35.0%
State income taxes,
  net of Federal income tax benefit . . . .     2,648   3.6       3,466    3.7       2,373   2.7
Foreign tax effect. . . . . . . . . . . . .      (240) (0.3)       (595)  (0.6)        (35)   --
Capital loss benefit. . . . . . . . . . . .      (427) (0.6)     (1,586)  (1.7)         --    --
Tax-exempt interest income. . . . . . . . .    (1,448) (2.0)     (1,412)  (1.5)       (454) (0.5)
Other-net . . . . . . . . . . . . . . . . .      (634) (0.8)        445    0.4         (84) (0.1)
     Total taxes on income. . . . . . . . .   $25,940  34.9%    $32,649   35.3%    $32,400  37.1%


Cash payments for income taxes, net of refunds, were in thousands, $29,826, $28,884 and $28,183 in 2000, 1999 and 1998, respectively.

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

NOTE 11  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is summarized as follows:
(Amounts in Thousands, Except for Per Share Data)
                                          ------------------ Three Months Ended --------------
                                          September 30   December 31    March 31    June 30
2000:
 Net Sales. . . . . . . . . . . . . . . .   $278,402      $294,275      $309,495    $318,773
 Gross Profit . . . . . . . . . . . . . .     76,775        82,468        80,802      86,946
 Net Income . . . . . . . . . . . . . . .     11,559        12,227        11,551      13,125
 Basic Earnings Per Share:
  Class A . . . . . . . . . . . . . . . .       $.28          $.30          $.28        $.33
  Class B . . . . . . . . . . . . . . . .        .29           .30           .29         .33
 Diluted Earnings Per Share:
  Class A . . . . . . . . . . . . . . . .       $.28          $.30          $.28        $.33
  Class B . . . . . . . . . . . . . . . .        .29           .30           .29         .33

1999:
 Net Sales. . . . . . . . . . . . . . . .   $264,646      $280,080      $288,054    $274,187
 Gross Profit . . . . . . . . . . . . . .     78,557        83,053        86,433      80,373
 Net Income . . . . . . . . . . . . . . .     12,563        14,935        15,189      17,038
 Basic Earnings Per Share:
  Class A . . . . . . . . . . . . . . . .       $.31          $.36          $.37        $.42
  Class B . . . . . . . . . . . . . . . .        .31           .37           .38         .42
 Diluted Earnings Per Share:
  Class A . . . . . . . . . . . . . . . .       $.30          $.36          $.37        $.42
  Class B . . . . . . . . . . . . . . . .        .31           .37           .38         .42

1998:
 Net Sales. . . . . . . . . . . . . . . .   $245,857      $264,524      $265,001    $256,935
 Gross Profit . . . . . . . . . . . . . .     74,280        79,952        77,732      76,975
 Net Income . . . . . . . . . . . . . . .     13,029        15,485        13,702      12,811
 Basic Earnings Per Share:
  Class A . . . . . . . . . . . . . . . .       $.31          $.37          $.33        $.31
  Class B . . . . . . . . . . . . . . . .        .31           .38           .33         .31
 Diluted Earnings Per Share:
  Class A . . . . . . . . . . . . . . . .       $.31          $.36          $.33        $.30
  Class B . . . . . . . . . . . . . . . .        .31           .37           .33         .31

Net income in the second quarter of fiscal 1998 was increased by, in thousands, $1,008 or $0.02 per share, representing the gain on the sale of real estate.  Net income in the third quarter of fiscal 1998 was increased by, in thousands, $616 or $0.01 per share, from the gain on the sale of a stock investment of which the Company held a minor interest.  Net income in the second quarter of fiscal 1999 was increased by, in thousands, $1,337 or $0.03 per share, representing the gain on the sale of a stock investment of which the
Company held a minor interest.  Net income in the fourth quarter of fiscal 1999 was increased by, in thousands, $2,674 or $0.06 per share, representing the gain on the sale of two subsidiaries.

NOTE 12  SHORT-TERM INVESTMENTS

The Company's short-term investment portfolio consists of available-for-sale securities in fiscal year 2000 and both available-for-sale and held-to-maturity securities in fiscal year 1999. Fair values are estimated based upon the quoted market values of those, or similar instruments. Carrying costs reflect the original purchase price, with discounts and premiums amortized over the life of the security.

Available-for-sale securities are reported at fair value and consist primarily of government and municipal obligations with fair values and carrying costs of, in thousands, $79,366 and $79,852 at June 30, 2000, compared to $114,597, and $114,523 at June 30, 1999, respectively. Unrealized holding gains and losses at June 30, 2000 were, in thousands, $22 and ($508), compared to $277 and ($203) at June 30, 1999, respectively. All available-for-sale securities mature within a four year period.

Proceeds from sales of available-for-sale securities were, in thousands, $73,087 and $17,273 for the years ended June 30, 2000 and 1999, respectively. Gross realized gains and losses on the sale of available-for-sale securities at June 30, 2000 were, in thousands, $107 and ($283) respectively, compared to gross realized gains and losses of, in thousands, $172 and ($2) respectively, at June 30, 1999. The cost was determined on each individual security in computing the realized gain.

Held-to-maturity securities are reported at carrying cost and consist primarily of government obligations with fair value equal to carrying cost. The Company did not have any held-to-maturity securities at June 30, 2000. At June 30, 1999 held-to-maturity securities were, in thousands, $399. Unrealized holding gains and losses were immaterial at June 30, 1999.

NOTE 13  ACCRUED EXPENSES

Accrued expenses at June 30 consist of:
(Amounts in Thousands)
                                                 ------ June 30 -------
                                                   2000           1999
Income taxes . . . . . . . . . . . . . . . . .   $ 1,027        $ 2,292
Property taxes . . . . . . . . . . . . . . . .     4,912          4,290
Compensation . . . . . . . . . . . . . . . . .    25,895         31,938
Retirement plan. . . . . . . . . . . . . . . .     8,904         10,529
Other expenses . . . . . . . . . . . . . . . .    35,196         30,456
 Total accrued expenses. . . . . . . . . . . .   $75,934        $79,505


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

The Furniture and Cabinets Segment manufactures furniture for the office, residential, lodging and healthcare industries and store display fixtures, all sold under the Company's family of brand names. Other products produced by the Furniture and Cabinets Segment on an original equipment manufacturer basis include store fixtures, television cabinets and stands, audio speaker systems, residential furniture and furniture components. Intersegment sales are insignificant.

The Electronic Contract Assemblies Segment is a global provider of design engineering, manufacturing, packaging and distribution of electronic assemblies, circuit boards, multi-chip modules and semiconductor components on a contract basis to customers in the transportation, industrial, telecommunications, computer, and medical industries. Intersegment sales are insignificant. Included in the Electronic Contract Assemblies Segment are sales to one customer totaling in millions, $205.0, $178.9 and $168.2 in 2000, 1999 and 1998, respectively, representing 17%, 16% and 16% of consolidated net sales.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" with additional explanation of segment allocations as follows. Corporate operating costs are allocated to the segments based on the extent to which each segment uses a centralized function, where practicable. However, certain common costs have been allocated among segments less precisely than would be required for stand alone financial information prepared in accordance with generally accepted accounting
                                 -43-
principles. Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments.

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


                                                             2000
                                  --------------------------------------------------------------
                                    Furniture      Electronic      Unallocated
                                       and          Contract      Corporate and
(Amounts in Thousands)               Cabinets      Assemblies      Eliminations     Consolidated
------------------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . $833,801        $367,063         $    81         $1,200,945
Depreciation and amortization . . .   32,972          10,829              --             43,801
Interest income . . . . . . . . . .       --              --           4,709              4,709
Interest expense  . . . . . . . . .      284              --             252                536
Taxes on income . . . . . . . . . .   16,237           9,221             482             25,940
Net income. . . . . . . . . . . . .   27,656          14,218           6,588             48,462
Total assets  . . . . . . . . . . .  458,946         181,147          83,558            723,651
Capital expenditures  . . . . . . .   44,055          17,069              --             61,124

                                                             1999
                                  --------------------------------------------------------------
                                    Furniture      Electronic      Unallocated
                                       and          Contract      Corporate and
(Amounts in Thousands)               Cabinets      Assemblies      Eliminations     Consolidated
------------------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . $771,528        $335,395         $    44         $1,106,967
Depreciation and amortization . . .   29,763           9,947              --             39,710
Interest income . . . . . . . . . .       --              --           6,554              6,554
Interest expense  . . . . . . . . .      412              --              64                476
Taxes on income . . . . . . . . . .   19,566          11,856           1,227             32,649
Net income. . . . . . . . . . . . .   34,569          18,185           6,971             59,725
Total assets  . . . . . . . . . . .  389,725         140,905         130,756            661,386
Capital expenditures  . . . . . . .   67,141           9,427              --             76,568


                                                             1998
                                  --------------------------------------------------------------
                                    Furniture      Electronic      Unallocated
                                       and          Contract      Corporate and
(Amounts in Thousands)               Cabinets      Assemblies      Eliminations     Consolidated
------------------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . $706,679        $325,602         $    36         $1,032,317
Depreciation and amortization . . .   25,719           8,087              --             33,806
Interest income . . . . . . . . . .       --              --           9,458              9,458
Interest expense  . . . . . . . . .      386              --              38                424
Taxes on income . . . . . . . . . .   17,917          10,932           3,551             32,400
Net income. . . . . . . . . . . . .   27,904          18,050           9,073             55,027
Total assets  . . . . . . . . . . .  331,247         128,165         170,226            629,638
Capital expenditures  . . . . . . .   29,000          12,313              --             41,313

Geographic Area

The following geographic area data include net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include property and equipment and other long-term assets such as software.

(Amounts in Thousands)
                                                 --------- Year Ended June 30 ---------
                                                    2000           1999           1998
Net Sales:
  United States. . . . . . . . . . . . . . . .   $1,104,705    $1,022,943    $  977,716
  Foreign. . . . . . . . . . . . . . . . . . .       96,240        84,024        54,601
     Total Net Sales . . . . . . . . . . . . .   $1,200,945    $1,106,967    $1,032,317

Long-Lived Assets:
  United States. . . . . . . . . . . . . . . .   $  261,792    $  233,132    $  199,043
  Foreign. . . . . . . . . . . . . . . . . . .       27,328        26,172         7,762
     Total Long-Lived Assets . . . . . . . . .   $  289,120    $  259,304    $  206,805

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

                                                                            2000
                                                ----------------------------------------------------------
                                                Available         Average             Earnings Per Share
                                                Income            Shares            Class A       Class B
                                                ---------         -------           -------       -------
(Amounts in Thousands, Except Per Share Data)
Net income . . . . . . . . . . . . . . . . . .  $48,462

Distributed earnings:
  Class A dividends declared . . . . . . . . .   (8,863)                            $ .620
  Class B dividends declared . . . . . . . . .  (16,520)                                          $ .640

Undistributed basic earnings . . . . . . . . .  $23,079           40,234              .574          .574
Basic Earnings Per Share . . . . . . . . . . .                                      $1.194        $1.214
Basic Earnings Per Share (rounded) . . . . . .                                      $1.19         $1.21

Dilutive effect of stock options . . . . . . .      (74)             115
Undistributed diluted earnings . . . . . . . .  $23,005           40,349              .570          .570
Diluted Earnings Per Share . . . . . . . . . .                                      $1.190        $1.210
Diluted Earnings Per Share (rounded) . . . . .                                      $1.19         $1.21

1,377,270 of the 2,020,697 average outstanding stock options were antidilutive, and were excluded from the dilutive computation for this period.


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

                                        Accumulated Other Comprehensive Income
                                              (Net of tax if applicable)

                                 Foreign             Net Change in        Accumulated
                                Currency           Unrealized Gains         Other
                               Translation          and Losses on       Comprehensive
                               Adjustments           Securities             Income
                               ------------        ----------------      -------------

Balance at June 30, 1997. .        $1,721              $   (73)              $ 1,648

Current year change . . . .          (186)               2,247                 2,061
Balance at June 30, 1998. .         1,535                2,174                 3,709

Current year change . . . .          (297)              (2,100)               (2,397)
Balance at June 30, 1999. .         1,238                   74                 1,312

Current year change . . . .          (426)                (560)                 (986)
Balance at June 30, 2000. .        $  812              $  (486)              $   326




Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None


                                     PART III



Item 10. - Directors and Executive Officers of the Registrant

Directors
    The information called for by this item with respect to Directors is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 17, 2000 under the captions - "Election of Directors"; "Information Concerning the Board of Directors and Committees"; and "Compensation of Executive Officers."

Executive Officers of the Registrant
    The information called for by this item with respect to Executive Officers of the Registrant is included at the end of Part I and is incorporated herein by reference.



Item 11. - Executive Compensation
    The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 17, 2000 under the caption "Compensation of Executive Officers."



Item 12. - Security Ownership of Certain Beneficial Owners and Management The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 17, 2000 under the caption "Share Ownership Information."



Item 13. - Certain Relationships and Related Transactions
    The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 17, 2000 under the caption "Compensation Committee Interlocks and Insider Participation."

                                      PART IV


Item 14. - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

     1.  Financial Statements:
     The following consolidated financial statements of the Registrant are found in Item 8 and incorporated herein.
                                                                       Page
Report of Management . . . . . . . . . . . . . . . . . . . . . . . .   27
Report of Independent Public Accountants . . . . . . . . . . . . . .   28
Consolidated Balance Sheets
   as of June 30, 2000 and 1999  . . . . . . . . . . . . . . . . . .   29
Consolidated Statements of Income
   for the Three Years Ended June 30, 2000 . . . . . . . . . . . . .   30
Consolidated Statements of Cash Flows
   for the Three Years Ended June 30, 2000 . . . . . . . . . . . . .   31
Consolidated Statements of Share Owners' Equity
   for the Three Years Ended June 30, 2000 . . . . . . . . . . . . .   32
Notes to Consolidated Financial Statements . . . . . . . . . . . . .   33-48



    2.  Financial Statement Schedules:
                                                                       Page
II.  Valuation and Qualifying Accounts
          for the Three Years Ended June 30, 2000  . . . . . . . . .   53

    Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

    3.  Exhibits
    See the Exhibit Index on page 54 for a list of the exhibits filed or incorporated herein as a part of this report.


(b)  Reports on Form 8-K:

    No reports on Form 8-K were filed during the fourth quarter of the 2000 fiscal year.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                KIMBALL INTERNATIONAL, INC.


                             by Robert F. Schneider
                                ROBERT F. SCHNEIDER
                                Executive Vice President,
                                Chief Financial Officer
                                and Assistant Treasurer
                                September 4, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                Douglas A. Habig
                                DOUGLAS A. HABIG
                                Chief Executive Officer
                                September 6, 2000


                                James C. Thyen
                                JAMES C. THYEN
                                President
                                September 5, 2000


                                Robert F. Schneider
                                ROBERT F. SCHNEIDER
                                Executive Vice President,
                                Chief Financial Officer
                                and Assistant Treasurer
                                September 4, 2000


                                Roy W. Templin
                                ROY W. TEMPLIN
                                Vice President, Finance
                                Chief Accounting Officer
                                September 5, 2000

            Signature                               Signature



         THOMAS L. HABIG*                        DOUGLAS A. HABIG*
         Director                                Director



         JOHN B. HABIG*                          JAMES C. THYEN*
         Director                                Director



         JOHN T. THYEN*                          JACK R. WENTWORTH*
         Director                                Director



         GARY P. CRITSER*                        BRIAN K. HABIG*
         Director                                Director


         CHRISTINE M. VUJOVICH*                  POLLY B. KAWALEK*
         Director                                Director


         HARRY ("HANK") W. BOWMAN*
         Director


* The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date

September 6, 2000                           Ronald J. Thyen
                                            RONALD J. THYEN
                                            Director



September 8, 2000                           Alan B. Graf, Jr.
                                            ALAN B. GRAF, JR.
                                            Director


                              Attorneys-In-Fact

KIMBALL INTERNATIONAL, INC.
Schedule II. - Valuation and Qualifying Accounts
(Amounts in Thousands)


                                             Additions
                                 Balance at   Charged    Charged    Writeoffs  Balance
                                 Beginning      to       to Other      and     at End
Description                       of Year     Expense    Accounts   Recoveries of Year
YEAR ENDED JUNE 30, 2000:
 Valuation Allowances:
      Receivables . . . . . .     $3,816      $ 1,414    $ 222      $  (739)   $4,713
      Deferred Tax Asset. . .     $2,880      $  (897)     ---          ---    $1,983

YEAR ENDED JUNE 30, 1999:
 Valuation Allowance:
      Receivables . . . . . .     $4,023      $   662    $ 311      $(1,180)   $3,816
      Deferred Tax Asset. . .     $4,794      $(1,914)   $ ---      $   ---    $2,880

YEAR ENDED JUNE 30, 1998:
 Valuation Allowances:
      Receivables . . . . . .     $4,017      $   731    $(104)     $  (621)   $4,023
      Deferred Tax Asset. . .     $4,438      $   356      ---          ---    $4,794




** Fiscal year 1999 reductions to the deferred tax asset valuation allowance relate primarily to the utilization of capital loss carryforwards and related reversal of the valuation allowance as a result of the sale of two subsidiaries and the sale of a stock investment of which the Company held a minor interest.


                           KIMBALL INTERNATIONAL, INC.

                                INDEX OF EXHIBITS

 3(a)    Amended and restated Articles of Incorporation of the Company.
         (Incorporated by reference to the Company's Form 10-Q for the period ended December 31, 1997.)

 3(b)    Restated By-laws of the Company.

10(a)*   Supplemental Bonus Plan.
         (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1999.)

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

10(e)*   Form of Split Dollar Life Insurance Contract.

10(f)*   Supplemental Executive Retirement Plan.

10(g) Credit Agreement with NBD Bank, N.A. (Incorporated by reference to the Company's Form 10-K for the year ended
         June 30, 1999.)

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