Form 10-Q
period 2000-09-30
KIMBALL INTERNATIONAL INC
filed 2000-11-13
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number    0-3279

KIMBALL INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-0514506

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1600 Royal Street, Jasper, Indiana	47579-1001

(Address of principal executive offices)	(Zip Code)

(812) 482-1600

Registrant's telephone number, including area code

Not Applicable

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X    No

The number of shares outstanding of the Registrant's common stock as of October 26, 2000 were:

Class A Common Stock - 14,147,470 shares
Class B Common Stock - 25,111,886 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Amounts in Thousands)

	(unaudited) September 30, 2000	June 30, 2000

Assets
Current Assets:
Cash and cash equivalents	$ 7,908	$ 5,223
Short-term investments	79,912	79,366
Receivables, less allowances of $4,890 and $4,713, respectively	182,571	180,929
Inventories	132,961	117,058
Other	31,943	30,944

Total current assets	435,295	413,520
Property and Equipment - net of accumulated depreciation of $298,129
and $292,498, respectively	247,154	248,210
Other Assets	59,649	61,921

Total Assets	$742,098	$723,651

Liabilities and Share Owners' Equity
Current Liabilities:
Loans payable	$ 46,104	$ 37,400
Current maturities of long-term debt	951	1,021
Accounts payable	107,032	102,835
Dividends payable	6,214	6,205
Accrued expenses	74,981	75,934

Total current liabilities	235,282	223,395
Other Liabilities:
Long-term debt, less current maturities	2,644	2,599
Deferred income taxes and other	30,801	29,130

Total other liabilities	33,445	31,729
Share Owners' Equity:
Common stock	2,151	2,151
Additional paid-in capital	8,143	8,056
Retained earnings	526,668	522,041
Accumulated other comprehensive income	290	326
Less: Treasury stock, at cost	(63,881)	(64,047)

Total Share Owners' Equity	473,371	468,527

Total Liabilities and Share Owners' Equity	$742,098	$723,651

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Amounts in Thousands, Except for Per Share Data)

	(unaudited) Three Months Ended September 30,

	2000	1999

Net Sales	$312,948	$278,402

Cost of Sales	234,115	201,627

Gross Profit	78,833	76,775

Selling, General and Administrative Expenses	63,417	62,640

Operating Income	15,416	14,135

Other Income (Expense): Interest expense	(537)	(92)
Interest income	852	1,443
Other - net	1,218	1,467

Other income - net	1,533	2,818

Income Before Taxes on Income	16,949	16,953

Taxes on Income	6,105	5,394

Net Income	$ 10,844	$ 11,559

Earnings Per Share of Common Stock: Basic:
Class A	$ .27	$ .28
Class B	$ .28	$ .29
Diluted:
Class A	$ .27	$ .28
Class B	$ .28	$ .29

Dividends Per Share of Common Stock:
Class A	$ .155	$ .155
Class B	$ .160	$ .160

Average Total Number of Shares Outstanding
Class A and B Common Stock: Basic	39,271	40,374
Diluted	39,363	40,619

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in Thousands)

	(unaudited) Three Months Ended September 30,

	2000	1999

Cash Flows From Operating Activities:
Net income	$ 10,844	$ 11,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,371	10,677
Gain on sales of assets	(226)	(911)
Deferred income tax and other deferred charges	385	(1,100)
Change in current assets and liabilities:
Receivables	(1,642)	(5,373)
Inventories	(15,903)	(7,656)
Other current assets	286	(1,111)
Accounts payable	4,186	5,313
Accrued expenses	(806)	(2,168)

Net cash provided by operating activities	8,495	9,230

Cash Flows From Investing Activities:
Capital expenditures	(8,875)	(11,503)
Proceeds from sales of assets	325	1,331
Decrease in other assets	580	328
Maturities of held-to-maturity securities	-0-	400
Purchases of available-for-sale securities	(17,981)	(46,986)
Sales and maturities of available-for-sale securities	17,706	41,590

Net cash used for investing activities	(8,245)	(14,840)

Cash Flows From Financing Activities:
Net change in short-term borrowings	8,704	3,556
Net change in long-term debt	100	(319)
Acquisition of treasury stock	(613)	(435)
Dividends paid to share owners	(6,205)	(6,380)
Proceeds from exercise of stock options	592	689
Other - net	(32)	151

Net cash provided by (used for) financing activities	2,546	(2,738)

Effect of Exchange Rate Change on
Cash and Cash Equivalents	(111)	-0-

Net Increase (Decrease) in Cash and Cash Equivalents	2,685	(8,348)

Cash and Cash Equivalents-Beginning of Period	5,223	16,775

Cash and Cash Equivalents-End of Period	$ 7,908	$ 8,427

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 737	$ 360
Interest	$ 499	$ 98

Total Cash, Cash Equivalents and
Short-Term Investments:
Cash and cash equivalents	$ 7,908	$ 8,427
Short-term investments	79,912	119,749

Totals	$87,820	$128,176

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation

The accompanying consolidated financial statements of Kimball International, Inc. ("the Company") are unaudited and have been prepared in accordance with the instructions to Form 10-Q. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements of the interim period. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

Note 2. Inventories

Inventory components of the Company are as follows:

	September 30,	June 30,
(in thousands)	2000	2000

Finished Products	$ 34,322	$ 31,251
Work-in-Process	20,863	18,149
Raw Materials	77,776	67,658

Total inventory	$132,961	$117,058

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

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture and Cabinets Segment manufactures furniture for the office, residential, lodging and healthcare industries and store display fixtures, all sold under the Company's family of brand names. Other products produced by the Furniture and Cabinets Segment on an original equipment manufacturer basis include store fixtures, television cabinets and stands, audio speaker systems, residential furniture and furniture components. The Electronic Contract Assemblies Segment is a global provider of design engineering, manufacturing, packaging and distribution of electronic assemblies, circuit boards, multi-chip modules and semiconductor components on a contract basis to customers in the transportation, industrial, telecommunications, computer and medical industries. Intersegment sales are insignificant. Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments. The basis of segmentation and accounting policies of the segments are consistent with those as disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

	Three Months Ended September 30,

(in thousands)	2000	1999

Net Sales:
Furniture and Cabinets	$215,946	$193,686
Electronic Contract Assemblies	96,981	84,700
Unallocated Corporate and Eliminations	21	16

Consolidated	$312,948	$278,402

Net Income:
Furniture and Cabinets	$ 6,406	$ 5,293
Electronic Contract Assemblies	3,382	3,440
Unallocated Corporate and Eliminations	1,056	2,826

Consolidated	$ 10,844	$ 11,559

Total Assets:
Furniture and Cabinets	$468,362	$399,461
Electronic Contract Assemblies	191,534	148,706
Unallocated Corporate and Eliminations	82,202	127,581

Consolidated	$742,098	$675,748

Note 4. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three month period ending September 30, 2000 and 1999 is as follows:

	Three Months Ended September 30,

(in thousands)	2000	1999

Net Income	$10,844	$11,559
Net Change in Unrealized Gains/Losses on Securities	271	(243)
Foreign Currency Translation Adjustment	(307)	187

Comprehensive Income	$10,808	$11,503

Note 5. Acquisition

On September 21, 2000, the Company announced it had acquired the manufacturing assets of Alcatel located in Poznan, Poland. The Company will lease the facility and initially manufacture telecommunications equipment under a supply agreement with Alcatel. The acquisition was accounted for as a purchase and was financed with available cash on hand. The acquisition price and operating results of this acquisition were not material to the Company's first quarter consolidated operating results.

Note 6. New Accounting Standards

Effective July 1, 2000, the Company adopted Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The Company periodically engages in limited forward purchases of foreign currency and currently does not expect this new standard to have a material effect on the Company's financial condition or results of operations. The Company had no derivative instruments outstanding as of September 30, 2000.

In July and September 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF Issue 00-10 requires that all amounts billed to a customer in a sale transaction for shipping and handling be classified as sales, and recommends that shipping and handling expenses be classified as cost of sales. The Company currently classifies most shipping and handling revenues and costs, on a net basis, in selling and administrative expense. Accordingly, the Company has determined that EITF Issue 00-10 will require reclassification of shipping and handling revenues and costs, but does not believe EITF Issue 00-10 will impact its financial condition or net income. The effective date of this standard is the fourth quarter of the Company's fiscal year 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Net sales for the first quarter of fiscal year 2001 increased 12% over the prior year to $312,948,000, a new record for first quarter net sales. Excluding prior year acquisitions, net sales increased 11% over the year earlier period. Net income and Class B diluted earnings per share were $10,844,000 and $0.28, respectively, for the first quarter of fiscal year 2001, decreasing 6% and 3%, respectively, from the same quarter last year.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999
Net sales for the Company for the three-month period ending September 30, 2000 surpassed the comparable period last year with double-digit increases from both of the Company's segments -- the Furniture and Cabinets Segment and the Electronic Contract Assemblies Segment. Net income for the first quarter of fiscal year 2001 increased for the Furniture and Cabinets Segment but declined slightly in the Electronic Contract Assemblies Segment when compared to the fiscal year 2000 first quarter.

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

Fiscal year 2001 first quarter net sales increased 11% in the Furniture and Cabinets Segment when compared to the prior year. Excluding prior year acquisitions, net sales increased 9% from the same quarter last year. Sales increased in all product lines compared to the year earlier period including the office furniture, OEM furniture and cabinets, home furniture, lodging and healthcare and furniture components product lines.

Net sales for the first quarter of fiscal year 2001 increased in the office furniture product line over the prior year from increases in the casegoods, systems and seating product groups. The Company's office furniture sales for both August and September grew at double-digit rates over the same periods last year. However, due to a seasonally slow start in July, office furniture sales, for the two-month period ending August 2000, lagged the industry's 10% growth rate in shipments estimated by the Business and Institutional Furniture Manufacturer's Association (BIFMA) compared to the same two-month period ending August 1999.

Net sales for the first quarter of fiscal year 2001 in the lodging and healthcare product line increased over the prior year period. Sales of the Company's standard product offerings increased over the same period last year as a strategic shift in focus on standard product began to show positive results. The increase in sales of our standard product offerings more than offset a slight decrease in the sales of custom-made products, which generally carry a lower margin, when compared to the first quarter of fiscal year 2000.

Net sales of OEM furniture and cabinets achieved a new quarterly record in the first quarter of fiscal year 2001. While sales of large-screen projection television cabinets continued its double-digit growth trend over the prior year, shipments were lower than anticipated in the current quarter due to electronic component shortages experienced by several key customers.

Net sales of furniture components increased in the first quarter of fiscal year 2001 when compared to the same period last year primarily on increased sales of lumber products.

Net income in the Furniture and Cabinets Segment increased in the first quarter of fiscal year 2001 when compared to one year ago. Increased sales from all major product lines and lower selling, general and administrative expenses, as a percent of sales, within the Furniture and Cabinets Segment more than offset higher cost of goods sold, as a percent of sales. Increases in material and labor costs, as a percent of sales, resulted in a lower gross profit percentage compared to the same period last year. Higher lumber commodity prices, manufacturing inefficiencies and overall lower yields within the furniture components product line, partly from a wetter than normal summer in regions of the United States, was the primary contributor to the increase in material costs. Despite increased sales volumes at the Company's large-screen projection television cabinet manufacturing operation located in Juarez, Mexico, gross profit at this facility declined due to an unfavorable product mix shift to cabinets with lower gross margins as well as manufacturing inefficiencies associated with customer-driven schedule changes and order delays due to electronic component shortages. The net losses experienced in the furniture components product line and at the Juarez facility partially offset improved profits in other product lines within this segment. Appropriate actions are being addressed to reduce the losses in the furniture components product line and at the Juarez operation to improve overall profitability in the Furniture and Cabinets Segment. Lower freight expenses, marketing incentive costs and incentive compensation costs linked to company profitability contributed to the decrease in selling, general and administrative costs, as a percent of sales.

ELECTRONIC CONTRACT ASSEMBLIES SEGMENT
Net sales for the first quarter of fiscal year 2001 in the Electronic Contract Assemblies Segment increased over the prior year by 14%. First quarter sales increased over the same period last year primarily on increased sales of electronic transportation components. Sales of telecommunication components and industrial controls also increased over the prior year while medical components and computer related components declined when compared to the year earlier period.

On September 21, 2000, the Company announced it had acquired the manufacturing assets of Alcatel located in Poznan, Poland. The Company will lease the facility and initially manufacture telecommunications equipment under a supply agreement with Alcatel. The acquisition was accounted for as a purchase and was financed with available cash on hand. The acquisition price and operating results of this acquisition were not material to the Company's first quarter consolidated operating results.

Net income for the first quarter decreased slightly from the same quarter last year. Gross profit, as a percent of net sales, decreased from the prior year as a result of a strategic diversification of this segment's customer mix and the migration from a mature product line to the next generation of anti-lock braking components, which carry lower margins. In addition, lighter sales of medical components as well as anticipated costs associated with the global expansion efforts within the Electronic Contract Assemblies Segment contributed to the lower net income. Higher costs at the Company's Reynosa, Mexico manufacturing facility, due to inefficiencies caused partially by the start up of several more technically advanced products, also contributed to the lower profitability compared to the same quarter last year. Selling, general and administrative costs for the first quarter decreased, as a percent of sales, when compared to the prior year. Selling expenses decreased in both dollars and as a percent to sales primarily from decreases in sales compensation costs.

Included in this segment are sales to one customer, TRW Inc., which accounted for 17% and 16% of consolidated net sales in the first quarter of fiscal year 2001 and 2000, respectively. Sales to this customer represent approximately one half of total sales in the Electronic Contract Assemblies Segment.

This segment's investment capital carries a higher degree of risk than the Company's other segment due to rapid technological changes, component availability, the contract nature of this industry and the importance of sales to one customer.

CONSOLIDATED OPERATIONS
Consolidated selling, general and administrative expenses for the first quarter decreased, as a percent of sales, 2.2 percentage points from the same period last year. Selling expenses decreased in both dollars and as a percent of sales as a result of lower selling compensation costs, marketing incentive costs and freight expenses as a result of continued cost management efforts. Incentive compensation costs, which are linked to company profitability, declined in both dollars and as a percent of sales from the same quarter last year.

Other income decreased in the first quarter from the prior year on lower interest income caused by lower average investment balances and higher interest expense as the company has drawn on its revolving line of credit since the first quarter of last year. Other income in the first quarter of fiscal year 2000 included gains from the sale of real estate.

The effective income tax rate increased in the first quarter compared to one year ago on increases in both the federal and state effective tax rates. The increase in the federal effective tax rate was caused by lower tax-free municipal bond interest, lower realized research and development tax credits and lower capital loss carryforward benefits compared to the first quarter of last year. Higher foreign income taxes also contributed to the higher effective tax rate as a result of a foreign tax gain caused by currency fluctuation.

Net income and Class B diluted earnings per share of $10,844,000 and $0.28, respectively, for the first quarter of fiscal year 2001 decreased 6% and 3%, respectively, from the prior year levels of $11,559,000 and $0.29.

LIQUIDITY AND CAPITAL RESOURCES
The Company's aggregate of cash, cash equivalents, and short-term investments increased from $85 million at June 30, 2000 to $88 million at September 30, 2000. Working capital at September 30, 2000 was $200 million compared to working capital of $190 million at June 30, 2000. The current ratio of 1.9 remained unchanged from June 30, 2000.

Operating activities generated $8 million of cash flow in the first three months of fiscal year 2001 compared to $9 million in the same period of fiscal year 2000. The Company reinvested $8 million into capital investments for the future including production equipment and facility improvements. Financing cash flow activities included $6 million in dividend payments.

At September 30, 2000, the Company had $44 million of short-term borrowings outstanding under its $100 million revolving credit facility that allows for both issuance of letters of credit and cash borrowings. The Company had $35 million of short-term borrowings outstanding under this credit facility at June 30, 2000. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company is in compliance with these covenants at September 30, 2000 and does not expect these covenants to limit or restrict the Company's ability to borrow from the credit facility this fiscal year. The preceding statement is a forward-looking statement under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to a downturn in the economy, loss of key customers or suppliers, availability of raw materials, or a natural disaster or similar unforeseen event.

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

ACCOUNTING STANDARDS
Effective July 1, 2000, the Company adopted Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The Company periodically engages in limited forward purchases of foreign currency and currently does not expect this new standard to have a material effect on the Company's financial condition or results of operations. The Company had no derivative instruments outstanding as of September 30, 2000.

In July and September 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF Issue 00-10 requires that all amounts billed to a customer in a sale transaction for shipping and handling be classified as sales, and recommends that shipping and handling expenses be classified as cost of sales. The Company currently classifies most shipping and handling revenues and costs, on a net basis, in selling and administrative expense. Accordingly, the Company has determined that EITF Issue 00-10 will require reclassification of shipping and handling revenues and costs, but does not believe EITF Issue 00-10 will impact its financial condition or net income. The effective date of this standard is the fourth quarter of the Company's fiscal year 2001.

This document contains certain statements which could be considered forward-looking under the Private Securities Litigation Reform Act of 1995. Cautionary statements regarding these statements have been included in this document, when appropriate. Additional cautionary statements regarding these types of statements and other factors that could have an effect on the future performance of the Company are contained in the Company's Form 10-K filing for the period ending June 30, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2000, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $80 million. The Company classifies its short-term investments in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are stated at market value with unrealized gains and losses being recorded net of tax related effect, if any, as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at September 30, 2000 would cause the fair value of these short-term investments to decline by an immaterial amount.

The Company's earnings are also affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. Based on the outstanding balance of the Company's credit facility at September 30, 2000, a hypothetical 100 basis point increase in interest rates prevailing at this date would not affect the consolidated operating results of the Company by a material amount.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The effect of movements in the exchange rates were not material to the consolidated operating results of the Company in the first quarter of fiscal year 2001. The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates would not affect the consolidated operating results of the Company by a material amount.

PART II.  OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities

On July 6, 2000, 8,475 shares of unregistered restricted Class B Common Stock were issued to one individual purchaser as part of the August 1998 agreement to purchase substantially all of the assets of Transwall, Inc. The Common Stock in this transaction was issued in reliance on the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

       (3b)  Restated By-laws of the Company

       (11)  Computation of Earnings Per Share

       (27)  Financial Data Schedule

(b)  Reports on Form 8-K

       None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ Douglas A. Habig

DOUGLAS A. HABIG Chairman, Chief Executive Officer

By:	/s/ Roy W. Templin

ROY W. TEMPLIN Vice President, Finance and Chief Accounting Officer

Date: November 13, 2000

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description

3b	Restated By-laws of the Company

11	Computation of Earnings Per Share

27	Financial Data Schedule