Form 10-Q
period 2000-12-31
KIMBALL INTERNATIONAL INC
filed 2001-02-12
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X    No

The number of shares outstanding of the Registrant's common stock as of January 29, 2001 were:

Class A Common Stock - 14,152,932 shares
Class B Common Stock - 25,114,378 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	(unaudited) December 31, 2000	June 30, 2000

Assets
Current Assets:
Cash and cash equivalents	$ 7,550	$ 5,223
Short-term investments	67,750	79,366
Receivables, less allowances of $5,467 and $4,713, respectively	166,848	180,929
Inventories	137,869	117,058
Other	26,542	30,944

Total current assets	406,559	413,520
Property and Equipment - net of accumulated depreciation of $305,402
and $292,498, respectively	256,388	248,210
Other Assets	61,369	61,921

Total Assets	$724,316	$723,651

Liabilities and Share Owners' Equity
Current Liabilities:
Loans payable	$ 28,265	$ 37,400
Current maturities of long-term debt	841	1,021
Accounts payable	109,091	102,835
Dividends payable	6,211	6,205
Accrued expenses	66,302	75,934

Total current liabilities	210,710	223,395
Other Liabilities:
Long-term debt, less current maturities	2,560	2,599
Deferred income taxes and other	30,974	29,130

Total other liabilities	33,534	31,729
Share Owners' Equity:
Common stock	2,151	2,151
Additional paid-in capital	8,055	8,056
Retained earnings	532,831	522,041
Accumulated other comprehensive income	1,131	326
Less: Treasury stock, at cost	(64,096)	(64,047)

Total Share Owners' Equity	480,072	468,527

Total Liabilities and Share Owners' Equity	$724,316	$723,651

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

(Unaudited)	(Unaudited)
Three Months Ended	Six Months Ended
December 31,	December 31,

	2000	1999	2000	1999

Net Sales	$325,116	$294,275	$638,064	$572,677

Cost of Sales	242,166	211,807	476,281	413,434

Gross Profit	82,950	82,468	161,783	159,243

Selling, General and Administrative Expenses	65,955	65,995	129,372	128,635

Operating Income	16,995	16,473	32,411	30,608

Other Income (Expense):
Interest expense	(470)	(145)	(1,007)	(237)
Interest income	742	1,231	1,594	2,674
Other - net	1,591	979	2,809	2,446

Other income - net	1,863	2,065	3,396	4,883

Income Before Taxes on Income	18,858	18,538	35,807	35,491

Taxes on Income	6,487	6,311	12,592	11,705

Net Income	$ 12,371	$ 12,227	$ 23,215	$ 23,786

Earnings Per Share of Common Stock:
Basic:
Class A	$ .31	$ .30	$ .58	$ .58
Class B	$ .32	$ .30	$ .59	$ .59
Diluted:
Class A	$ .31	$ .30	$ .58	$ .58
Class B	$ .32	$ .30	$ .59	$ .59

Dividends Per Share of Common Stock:
Class A	$ .155	$ .155	$ .310	$ .310
Class B	$ .160	$ .160	$ .320	$ .320

Average Total Number of Shares Outstanding Class A and B Common Stock:
Basic	39,259	40,377	39,265	40,375
Diluted	39,323	40,499	39,342	40,548

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in Thousands)

	(unaudited) Six Months Ended December 31,

	2000	1999

Cash Flows From Operating Activities:
Net income	$ 23,215	$ 23,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,029	21,731
Gain on sales of assets	(270)	(1,102)
Deferred income tax and other deferred charges	1,383	(551)
Change in current assets and liabilities:
Receivables	14,081	(8,729)
Inventories	(20,811)	(9,683)
Other current assets	4,862	1,443
Accounts payable	6,245	1,949
Accrued expenses	(9,323)	(14,097)

Net cash provided by operating activities	42,411	14,747

Cash Flows From Investing Activities:
Capital expenditures	(28,100)	(25,594)
Proceeds from sales of assets	487	1,668
Increase in other assets	(2,947)	(2,570)
Maturities of held-to-maturity securities	-0-	400
Purchases of available-for-sale securities	(41,663)	(52,225)
Sales and maturities of available-for-sale securities	54,033	58,390

Net cash used for investing activities	(18,190)	(19,931)

Cash Flows From Financing Activities:
Net change in short-term borrowings	(9,135)	7,990
Net change in long-term debt	(94)	(502)
Acquisition of treasury stock	(1,078)	(4,733)
Dividends paid to share owners	(12,419)	(12,770)
Proceeds from exercise of stock options	592	692
Other - net	177	9

Net cash used for financing activities	(21,957)	(9,314)

Effect of Exchange Rate Change on
Cash and Cash Equivalents	63	9

Net Increase (Decrease) in Cash and Cash Equivalents	2,327	(14,489)

Cash and Cash Equivalents-Beginning of Period	5,223	16,775

Cash and Cash Equivalents-End of Period	$ 7,550	$ 2,286

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$12,878	$ 14,131
Interest	$ 1,009	$ 206

Total Cash, Cash Equivalents and
Short-Term Investments:
Cash and cash equivalents	$ 7,550	$ 2,286
Short-term investments	67,750	107,693

Totals	$75,300	$109,979

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

Note 2. Inventories

Inventory components of the Company are as follows:

	December 31,	June 30,
(in thousands)	2000	2000

Finished Products	$ 37,229	$ 31,251
Work-in-Process	21,515	18,149
Raw Materials	79,125	67,658

Total inventory	$137,869	$117,058

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

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

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture and Cabinets Segment manufactures furniture for the office, residential, lodging and healthcare industries and store display fixtures, all sold under the Company's family of brand names. Other products produced by the Furniture and Cabinets Segment on an original equipment manufacturer basis include store fixtures, television cabinets and stands, residential furniture and furniture components. The Electronic Contract Assemblies Segment provides design engineering, manufacturing, packaging and distribution of electronic assemblies, circuit boards, multi-chip modules and semiconductor components on a contract basis to a variety of industries on a global scale. Intersegment sales are insignificant. Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments. The basis of segmentation and accounting policies of the segments are consistent with those as disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

Three Months Ended	Six Months Ended
December 31,	December 31,

	2000	1999	2000	1999

(in thousands)
Net Sales:
Furniture and Cabinets	$225,214	$208,711	$441,160	$402,397
Electronic Contract Assemblies	99,884	85,539	196,865	170,239
Unallocated Corporate and Eliminations	18	25	39	41

Consolidated	$325,116	$294,275	$638,064	$572,677

Net Income:
Furniture and Cabinets	$ 6,831	$ 7,838	$ 13,237	$ 13,131
Electronic Contract Assemblies	4,086	3,080	7,468	6,520
Unallocated Corporate and Eliminations	1,454	1,309	2,510	4,135

Consolidated	$ 12,371	$ 12,227	$ 23,215	$ 23,786

Total Assets:
Furniture and Cabinets	$454,486	$423,533
Electronic Contract Assemblies	195,957	144,608
Unallocated Corporate and Eliminations	73,873	109,365

Consolidated	$724,316	$677,506

Note 4. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three and six month periods ending December 31, 2000 and 1999 is as follows:
Three Months Ended	Six Months Ended
December 31,	December 31,

	2000	1999	2000	1999

(in thousands)
Net Income	$12,371	$12,227	$23,215	$23,786
Net Change in Unrealized Gains/Losses on Securities	483	(495)	754	(738)
Foreign Currency Translation Adjustment	358	(210)	51	(23)

Comprehensive Income	$13,212	$11,522	$24,020	$23,025

Note 5. Acquisition

On September 21, 2000, the Company announced it had acquired the manufacturing assets of Alcatel located in Poznan, Poland. The Company will lease the facility and initially manufacture telecommunications equipment under a supply agreement with Alcatel. The acquisition was accounted for as a purchase and was financed with available cash on hand. The acquisition price and operating results of this acquisition were not material to the Company's fiscal year 2001 consolidated operating results.

Note 6. New Accounting Standards

Effective July 1, 2000, the Company adopted Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The Company periodically engages in limited forward purchases of foreign currency and currently does not expect this new standard to have a material effect on the Company's financial condition or results of operations. The Company had an immaterial amount of derivative instruments outstanding as of December 31, 2000.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Net sales for the second quarter of fiscal year 2001 increased 10% over the prior year to $325,116,000. Net income and Class B diluted earnings per share were $12,371,000 and $0.32, respectively, for the second quarter of fiscal 2001, compared to $12,227,000 and $0.30 from the prior year, respectively. Net sales for the six-month period ending December 31, 2000 of $638,064,000 surpassed the prior year sales by 11%. Current year net income for the six-month period was $23,215,000, a 2% decrease from a year ago. Class B diluted earnings per share for the six-month period was $0.59, unchanged from the first six months of fiscal year 2000.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1999
Net sales for the Company for the three and six-month periods of fiscal year 2001 surpassed fiscal year 2000 levels on increases from both of the Company's segments -- the Furniture and Cabinets Segment and the Electronic Contract Assemblies Segment. Net income decreased in the Furniture and Cabinets Segment and increased in the Electronic Contract Assemblies Segment in the second quarter of fiscal year 2001, when compared to the same quarter last year. Net income increased in both segments for the six-month period when compared to fiscal year 2000.

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

Second quarter and six-month net sales for fiscal year 2001 increased 8% and 10%, respectively, in the Furniture and Cabinets Segment when compared to the prior year. Sales decreased in the furniture components product line for the second quarter, compared to one year earlier; however, on a year-to-date basis sales in this product line have increased over the prior year. Sales increased over last year for all other major product lines within this segment in both the three and six-month periods.

Net sales for both the three and six-month periods of fiscal year 2001 increased in the office furniture product line over the prior year driven by increased sales of casegoods and seating product. The Company's office furniture sales growth lagged the industry's estimated growth in shipments for the five-month period ending November 2000, as reported by the Business and Institutional Furniture Manufacturer's Association (BIFMA), compared to the same five-month period ending November 1999.

Net sales for both the three and six-month periods in the lodging and healthcare product line increased over the prior year. Sales of the Company's standard product offerings increased over the prior year in both the second quarter and for the first six-months of fiscal year 2001. The Company's strategic shift in focus on standard product, which generally carries a higher margin compared to custom-made product, continues to show positive results as overall gross margins of lodging and healthcare products improved over the prior year in both the three and six-month periods. A softening in the lodging and healthcare market is expected in the near-term evidenced by a lower backlog of orders at December 31, 2000, when compared to a year ago, which is believed to be attributed to the overall slowdown in the U.S. economy. The preceding statement is a forward-looking statement under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to a change in economic conditions, a shift in key customers or similar unforeseen event.

Net sales of OEM furniture and cabinets for both the second quarter and six-month period increased over the prior year primarily as a result of volume increases. Sales of projection television cabinets continued its strong growth rate with double digit volume increases in both the second quarter and the six-month period when compared to the prior year. A price increase to one of the Company's projection television cabinet customers in the second quarter also contributed to the overall sales increase.

Net sales of furniture components decreased in the second quarter while still increasing on a year-to-date basis when compared to the prior year. A decline in sales of veneer products and plastic components in the second quarter more than offset an increase in the sales of lumber products, when compared to the same quarter last year. On a year-to-date basis, sales increases of lumber products have been greater than a decrease in sales of veneer products and plastic components from the prior year.

Net income in the Furniture and Cabinets Segment declined in the second quarter of fiscal year 2001 when compared to one year ago. Increased losses in the furniture components product line more than offset improved net income, primarily from higher sales, in the office furniture, lodging and healthcare and OEM furniture and cabinets product lines. The increased losses in the furniture components product line were partially the result of continued rising lumber costs on select species of lumber and start-up costs and inefficiencies at the Company's new veneer mill in Chandler, Indiana. Positively impacting net income in the second quarter were improved margins at the Company's large-screen projection television cabinet operations located in Juarez, Mexico from increased sales, partially resulting from a price increase to one of its customers, and improved efficiencies from the stabilization of production schedules. Improved margins in the lodging and healthcare product line from a strategic shift in product mix also positively impacted net income. Overall gross profit in this segment decreased, as a percent of sales, mostly from an increase in material costs, as a percent of sales, related partly to the furniture components product line. Labor and overhead costs, as a percent of sales, also increased in the second quarter compared to a year earlier. Selling, general and administrative expenses decreased, as a percent of sales, in the second quarter compared to last year from continued cost containment efforts, better leveraging of this segment's infrastructure and lower incentive compensation costs which are linked to company profitability. Net income for the six-month period increased over the prior year as increased sales in all major product lines within the segment more than offset the losses in the furniture components line.

ELECTRONIC CONTRACT ASSEMBLIES SEGMENT

Net sales for the second quarter of fiscal year 2001 in the Electronic Contract Assemblies Segment exceeded the prior year by 17%. Excluding the Poznan, Poland acquisition, the segment sales increased 6% over the same quarter last year. Segment sales for the six-month period increased 16% compared to one year ago and excluding acquisitions the segment maintained a double-digit growth rate over the same comparable period. Sales of durable electronic transportation components, telecommunication components and industrial controls increased in both the three and six-month periods when compared to the same periods a year ago while sales of computer related components and medical components declined over the same period comparisons. The Company is seeing signs of a softening demand for transportation components resulting from a general slowdown in the automotive industry which the Company believes is linked to an overall slowdown in the U.S. economy. The preceding statement is a forward-looking statement under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to a change in economic conditions, a shift in key customers or similar unforeseen event.

On September 21, 2000, the Company announced it had acquired the manufacturing assets of Alcatel located in Poznan, Poland. The Company will lease the facility and initially manufacture telecommunications equipment under a supply agreement with Alcatel. The acquisition was accounted for as a purchase and was financed with available cash on hand.

Net income for both the second quarter and six-month periods in the Electronic Contract Assemblies Segment increased over the prior year. Higher sales volumes, primarily driven by sales in the newly acquired Poznan, Poland operation, as well as improved performance of the Company's manufacturing operation in Reynosa, Mexico drove the higher net income in the second quarter compared to the same quarter a year ago. Overall gross profit within this segment, as a percent of net sales, decreased for both the quarter and six-month comparisons as a result of the migration from a mature product line to the next generation of anti-lock braking components, which carry a lower margin. Selling, general and administrative costs for the three and six-month periods decreased, as a percent of sales, when compared to the prior year, from better leveraging of this segment's fixed costs and lower incentive compensation which is linked to company profitability.

Included in this segment are sales to one customer, TRW Inc., which accounted for 14% and 15% of consolidated net sales in the second quarter of fiscal year 2001 and 2000, respectively. Sales to TRW, Inc. accounted for 16% of consolidated net sales for the six months ending December 31, 2000, unchanged from the same period a year ago. Sales to this customer represent approximately one half of total sales in the Electronic Contract Assemblies Segment.

This segment's investment capital carries a higher degree of risk than the Company's other segment due to rapid technological changes, component availability, the contract nature of this industry and the importance of sales to one customer.

CONSOLIDATED OPERATIONS
Consolidated selling, general and administrative expenses decreased in the second quarter from the same period last year in both total dollars and as a percent of sales (2.1 percentage points). For the six-month period ending December 31, 2000 consolidated selling, general and administrative expenses decreased as a percent of sales by 2.2 percentage points when compared to the prior year. The decreases for both the three and six-month periods are related to continued cost containment efforts along with lower incentive compensation costs which are linked to company profitability.

Other income decreased from the prior year for both the three and six-month periods as lower interest income caused by lower average investment balances and higher interest expense on increased outstanding balances on the Company's revolving credit line more than offset an increase in miscellaneous income. Contributing to the lower average investment balances, compared to a year ago, is the repurchase of 1.3 million shares of Class B Common Stock for $21 million during the previous twelve months.

The effective income tax rate increased slightly in the second quarter compared to one year ago as an increase in the federal tax rate more than offset a decrease in the state tax rate. The fiscal year 2001 six-month effective tax rate increased 2.2 percentage points from the prior year. The federal effective tax rate for the six-month period increased over the prior year due to lower tax-free municipal bond interest in the current year and capital gains and research and development credits realized in the first half of fiscal year 2000.

Net income and Class B diluted earnings per share of $12,371,000 and $0.32, respectively, for the second quarter of fiscal year 2001 both increased from the prior year levels of $12,227,000 and $0.30. Fiscal 2001 year-to-date net income of $23,215,000 compares to $23,786,000 for the same period of fiscal year 2000. Class B diluted earnings per share for the six-month period was $0.59, unchanged from the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES
The Company's aggregate of cash, cash equivalents, and short-term investments decreased from $85 million at June 30, 2000 to $75 million at December 31, 2000. Working capital at December 31, 2000 increased to $196 million from working capital of $190 million at June 30, 2000. The current ratio of 1.9 remained unchanged from June 30, 2000.

Operating activities generated $42 million of cash flow in the first six months of fiscal year 2001 compared to $15 million in the same period of fiscal year 2000. The Company reinvested $31 million into capital investments for the future in facility improvements, which included construction of a new microelectronics facility located in Valencia, California, production equipment and improvements to the Company's information technology systems and solutions. The Company is expecting to continue to invest resources for leveraging new and improved information technology systems and solutions. Financing cash flow activities for the six-month period include $12 million in dividend payments.

At December 31, 2000, the Company had $28 million of short-term borrowings outstanding under its revolving credit facilities. The Company maintains a $100 million credit facility that requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company is in compliance with these covenants at December 31, 2000 and does not expect these covenants to limit or restrict the Company's ability to borrow from the credit facility this fiscal year.

The Company anticipates maintaining a strong liquidity position for the 2001 fiscal year and believes its available funds on hand, unused credit line available under the revolving credit facility and cash generated from operations will be sufficient for working capital needs and to fund investments in the Company's future.

This section contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to a change in economic conditions, loss of key customers or suppliers, availability or increased costs of raw materials, or a natural disaster or similar unforeseen event.

ACCOUNTING STANDARDS
Effective July 1, 2000, the Company adopted Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The Company periodically engages in limited forward purchases of foreign currency and currently does not expect this new standard to have a material effect on the Company's financial condition or results of operations. The Company had an immaterial amount of derivative instruments outstanding as of December 31, 2000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2000, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $68 million. The Company classifies its short-term investments in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are stated at market value with unrealized gains and losses being recorded net of tax related effect, if any, as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at December 31, 2000 would cause the fair value of these short-term investments to decline by an immaterial amount.

The Company's earnings are also affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. Based on the outstanding balance of the Company's credit facility at December 31, 2000, a hypothetical 100 basis point increase in interest rates prevailing at this date would not affect the consolidated operating results of the Company by a material amount.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The effect of movements in the exchange rates were not material to the consolidated operating results of the Company on a year-to-date basis. The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates would not affect the consolidated operating results of the Company by a material amount.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been served as a defendant in a lawsuit, along with 110 other defendants, brought by the Lemelson Medical, Education Research Foundation Limited Partnership (Lemelson) related to the alleged possible infringement of certain Lemelson patents relating to machine vision and bar-code technology. At this time, this suit has been stayed pending any significant developments in a separate lawsuit involving the plaintiff, in the District of Nevada. The Company is currently exploring indemnification from certain manufacturers of equipment provided to the Company, and at this time does not believe the potential outcome of this litigation will have a material adverse affect on the Company's financial position or results of its operations.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Share Owners was held on October 17, 2000. The Board of Directors was elected in its entirety, based on the following election results:

Nominees as Directors by
Holders of Class A Common Stock	Votes For*	Votes Withheld
Thomas L. Habig	13,285,956	14,588
Douglas A. Habig	13,285,956	14,588
James C. Thyen	13,262,656	37,888
John B. Habig	13,285,956	14,588
Ronald J. Thyen	13,284,932	15,612
Christine M. Vujovich	13,285,956	14,588
Brian K. Habig	13,285,956	14,588
John T. Thyen	13,285,956	14,588
Alan B. Graf, Jr.	13,285,956	14,588
Polly B. Kawalek	13,285,956	14,588
Harry W. Bowman	13,285,956	14,588

*Votes for nominees as Directors by holders of Class A Common Stock represented 94% of the total 14,169,779 Class A shares outstanding and eligible to vote.

Nominees as Director by
Holders of Class B Common Stock	Votes For*	Votes Withheld
Dr. Jack R. Wentworth	21,433,260	277,013

*Votes for nominees as Director by holders of Class B Common Stock represented 85% of the total 25,088,143 Class B shares outstanding and eligible to vote.

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

Date: February 12, 2001

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description

11	Computation of Earnings Per Share