Form 10-Q
period 2001-03-30
KIMBALL INTERNATIONAL INC
filed 2001-05-10
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X    No

The number of shares outstanding of the Registrant's common stock as of April 26, 2001 were:

Class A Common Stock - 14,149,451 shares
Class B Common Stock - 25,123,564 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	(unaudited) March 31, 2001	June 30, 2000

Assets
Current Assets:
Cash and cash equivalents	$ 5,896	$ 5,223
Short-term investments	70,501	79,366
Receivables, less allowances of $8,075 and $4,713, respectively	161,596	180,929
Inventories	122,810	117,058
Other	28,673	30,944

Total current assets	389,476	413,520
Property and Equipment - net of accumulated depreciation of $312,389
and $292,498, respectively	254,732	248,210
Other Assets	64,025	61,921

Total Assets	$708,233	$723,651

Liabilities and Share Owners' Equity
Current Liabilities:
Loans payable	$ 10,379	$ 37,400
Current maturities of long-term debt	1,087	1,021
Accounts payable	102,760	102,835
Dividends payable	6,212	6,205
Accrued expenses	71,086	75,934

Total current liabilities	191,524	223,395
Other Liabilities:
Long-term debt, less current maturities	3,443	2,599
Deferred income taxes and other	31,818	29,130

Total other liabilities	35,261	31,729
Share Owners' Equity:
Common stock	2,151	2,151
Additional paid-in capital	8,027	8,056
Retained earnings	533,561	522,041
Accumulated other comprehensive income	1,675	326
Less: Treasury stock, at cost	(63,966)	(64,047)

Total Share Owners' Equity	481,448	468,527

Total Liabilities and Share Owners' Equity	$708,233	$723,651

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

(Unaudited)	(Unaudited)
Three Months Ended	Nine Months Ended
March 31,	March 31,

	2001	2000	2001	2000

Net Sales	$312,659	$309,495	$950,723	$882,172

Cost of Sales	239,540	228,693	715,821	642,127

Gross Profit	73,119	80,802	234,902	240,045

Selling, General and Administrative Expenses	64,331	63,755	193,703	192,390

Operating Income	8,788	17,047	41,199	47,655

Other Income (Expense):
Interest expense	(360)	(128)	(1,367)	(365)
Interest income	702	1,114	2,296	3,788
Other - net	1,043	510	3,852	2,956

Other income - net	1,385	1,496	4,781	6,379

Income Before Taxes on Income	10,173	18,543	45,980	54,034

Taxes on Income	3,230	6,992	15,822	18,697

Net Income	$ 6,943	$ 11,551	$ 30,158	$ 35,337

Earnings Per Share of Common Stock:
Basic:
Class A	$ .17	$ .28	$ .76	$ .87
Class B	$ .18	$ .29	$ .77	$ .88
Diluted:
Class A	$ .17	$ .28	$ .76	$ .86
Class B	$ .18	$ .29	$ .77	$ .88

Dividends Per Share of Common Stock:
Class A	$ .155	$ .155	$ .465	$ .465
Class B	$ .160	$ .160	$ .480	$ .480

Average Total Number of Shares Outstanding Class A and B Common Stock:
Basic	39,269	40,416	39,266	40,389
Diluted	39,314	40,476	39,333	40,527

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in Thousands)

	(unaudited) Nine Months Ended March 31,

	2001	2000

Cash Flows From Operating Activities:
Net income	$ 30,158	$ 35,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,975	32,741
Gain on sales of assets	(293)	(821)
Deferred income tax and other deferred charges	1,983	(122)
Change in current assets and liabilities:
Receivables	19,333	(18,413)
Inventories	(5,752)	(11,987)
Other current assets	2,975	390
Accounts payable	(86)	5,896
Accrued expenses	(4,539)	(3,723)

Net cash provided by operating activities	78,754	39,298

Cash Flows From Investing Activities:
Capital expenditures	(37,490)	(40,725)
Proceeds from sales of assets	1,393	2,183
Increase in other assets	(7,311)	(5,398)
Maturities of held-to-maturity securities	-0-	400
Purchases of available-for-sale securities	(54,260)	(94,510)
Sales and maturities of available-for-sale securities	64,552	107,969

Net cash used for investing activities	(33,116)	(30,081)

Cash Flows From Financing Activities:
Net change in short-term borrowings	(27,021)	3,210
Net change in long-term debt	1,035	272
Acquisition of treasury stock	(1,112)	(6,274)
Dividends paid to share owners	(18,631)	(19,172)
Proceeds from exercise of stock options	592	712
Other - net	97	(98)

Net cash used for financing activities	(45,040)	(21,350)

Effect of Exchange Rate Change on
Cash and Cash Equivalents	75	(17)

Net Increase (Decrease) in Cash and Cash Equivalents	673	(12,150)

Cash and Cash Equivalents-Beginning of Period	5,223	16,775

Cash and Cash Equivalents-End of Period	$ 5,896	$ 4,625

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 13,529	$ 22,491
Interest	$ 1,395	$ 328

Total Cash, Cash Equivalents and
Short-Term Investments:
Cash and cash equivalents	$ 5,896	$ 4,625
Short-term investments	70,501	100,395

Totals	$76,397	$105,020

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

Note 2. Inventories

Inventory components of the Company are as follows:

	March 31,	June 30,
(in thousands)	2001	2000

Finished Products	$ 30,549	$ 31,251
Work-in-Process	19,724	18,149
Raw Materials	72,537	67,658

Total inventory	$122,810	$117,058

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

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture and Cabinets Segment manufactures furniture for the office, residential, lodging and healthcare industries and store display fixtures, all sold under the Company's family of brand names. Other products produced by the Furniture and Cabinets Segment on a contract basis include store fixtures, television cabinets and stands, residential furniture and furniture components. The Electronic Contract Assemblies Segment provides design engineering, manufacturing, packaging and distribution of electronic assemblies, circuit boards, multi-chip modules and semiconductor components on a contract basis to a variety of industries on a global scale. Intersegment sales are insignificant. Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments. The basis of segmentation and accounting policies of the segments are consistent with those as disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

Three Months Ended	Nine Months Ended
March 31,	March 31,

	2001	2000	2001	2000

(in thousands)
Net Sales:
Furniture and Cabinets	$212,369	$214,736	$653,529	$617,134
Electronic Contract Assemblies	100,277	94,743	297,142	264,981
Unallocated Corporate and Eliminations	13	16	52	57

Consolidated	$312,659	$309,495	$950,723	$882,172

Net Income:
Furniture and Cabinets	$ 4,237	$ 6,867	$ 17,474	$ 19,998
Electronic Contract Assemblies	2,372	3,350	9,840	9,870
Unallocated Corporate and Eliminations	334	1,334	2,844	5,469

Consolidated	$ 6,943	$ 11,551	$ 30,158	$ 35,337

Total Assets:
Furniture and Cabinets	$440,374	$423,657
Electronic Contract Assemblies	192,575	155,838
Unallocated Corporate and Eliminations	75,284	111,144

Consolidated	$708,233	$690,639

Note 4. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three and nine month periods ending March 31, 2001 and 2000 is as follows:
Three Months Ended	Nine Months Ended
March 31,	March 31,

	2001	2000	2001	2000

(in thousands)
Net Income	$6,943	$11,551	$30,158	$35,337
Net Change in Unrealized Gains/Losses on Securities	344	(4)	1,098	(742)
Foreign Currency Translation Adjustment	200	(212)	251	(235)

Comprehensive Income	$7,487	$11,335	$31,507	$34,360

Note 5. Acquisition

On September 21, 2000, the Company announced it had acquired the manufacturing assets of Alcatel located in Poznan, Poland. The Company will lease the facility and initially manufacture telecommunications equipment under a supply agreement with Alcatel. The acquisition was accounted for as a purchase and was financed with available cash on hand. The new facility is not a significant subsidiary, and accordingly, pro forma results of operations have not been provided.

Note 6. New Accounting Standards

Effective July 1, 2000, the Company adopted Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The Company periodically engages in limited forward purchases of foreign currency and currently does not expect this new standard to have a material effect on the Company's financial condition or results of operations. The Company had an immaterial amount of derivative instruments outstanding as of March 31, 2001.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Net sales for the third quarter of fiscal year 2001 increased 1% over the prior year to $312,659,000. Excluding acquisitions, sales declined 2% from the same period a year ago. Net income and Class B diluted earnings per share were $6,943,000 and $0.18, respectively, for the third quarter of fiscal 2001, compared to $11,551,000 and $0.29 from the prior year, respectively. Net sales for the nine-month period ending March 31, 2001 of $950,723,000 surpassed the prior year sales by 8%. Current year net income for the nine-month period was $30,158,000, a 15% decrease from a year ago. Class B diluted earnings per share for the nine-month period was $0.77, a decline of $0.11 from the first nine months of fiscal year 2000.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 2000
Net sales for the Company in the third quarter of fiscal year 2001 surpassed fiscal year 2000 levels as higher sales in the Electronic Contract Assemblies Segment more than offset a decline in sales from the Furniture and Cabinets Segment. Net sales for the nine months ended March 31, 2001 increased 8% over the same period a year earlier from increases in both the Electronic Contract Assemblies Segment and the Furniture and Cabinets Segment. Net income has declined in the Furniture and Cabinets Segment compared to the prior year for both the three and nine-month periods. Net income declined for the third quarter in the Electronic Contract Assemblies Segment when compared to the prior year; however, net income remained relatively flat with a year ago for the nine-month period ended March 31, 2001.

FURNITURE AND CABINETS SEGMENT
Product line offerings in the Furniture and Cabinets Segment include office furniture, home furniture, lodging and healthcare furniture, store fixtures, furniture and cabinets produced on a contract basis and furniture components. The Company's production flexibility allows it to utilize portions of the available production capacity created by lower volumes within these product lines to support and balance increased production schedules of other product lines within this segment, when necessary.

Third quarter net sales for fiscal year 2001 declined by 1% in the Furniture and Cabinets Segment when compared to the prior year. Sales decreased in the office furniture, lodging and healthcare and furniture components product lines for the third quarter, compared to one year earlier, more than offsetting an increase in sales of furniture and cabinets produced on a contract basis. On a year-to-date basis, sales in this segment increased 6% over the prior year as increased sales of office furniture and furniture and cabinets produced on a contract basis more than offset lower sales in the lodging and healthcare and components product lines.

Net sales for the third quarter of fiscal year 2001 decreased in the office furniture product line from the prior year as a result of both decreased volumes, which the Company believes is related to the general decline in economic conditions, and a slight increase in price discounting. Year-to-date net sales in the office furniture product line have increased over the same period a year ago. The Company's office furniture sales growth for the two-month period ending February 2001, compared to the prior year, was slightly above the industry's estimated growth rate over the same period, as reported by the Business and Institutional Furniture Manufacturer's Association (BIFMA); however for the first eight months of fiscal year 2001, the Company's sales growth over the prior year continued to lag the industry's estimated growth in shipments for the same eight-month period ending February 2001.

Net sales for both the three and nine-month periods in the lodging and healthcare product line have declined from the prior year. Sales of the Company's standard product offerings increased over the prior year in both the third quarter and the first nine months of fiscal year 2001 while sales of custom-made products declined over the same period comparisons. The Company's strategic shift in focus to standard product, which generally carries a higher margin compared to custom-made product, continues to show positive results.

Net sales of furniture and cabinets produced on a contract basis for both the three and nine-month periods increased over the prior year primarily as a result of volume increases. Sales of contract large-screen projection television cabinets continued its strong growth rate with double-digit volume increases in both the third quarter and the nine-month period when compared to the prior year. A recent price increase to one of the Company's projection television cabinet customers also contributed to the overall sales increase in the third quarter and year-to-date comparisons over the prior year.

Net sales of furniture components decreased in both the third quarter and fiscal year-to-date periods compared to the prior year. Third quarter and year-to-date sales of lumber, veneer products and plastic components all declined from the prior year more than offsetting an increase in sales volumes of laminate products.

Net income in the Furniture and Cabinets Segment declined in the third quarter of fiscal year 2001 when compared to one year ago. Lower sales volumes in the office furniture and lodging and healthcare product lines, a shift in product mix to lower margined products and losses in the furniture components product line contributed to the lower net income. The losses in the furniture components product line were primarily the result of lower sales volumes plus start-up challenges and associated inefficiencies at the Company's new veneer mill in Chandler, Indiana. A shift in product mix within and among our key product lines in this segment also had a negative impact on net income in the third quarter. Overall gross profit in this segment decreased, as a percent of sales, compared to one year earlier. Material and labor costs increased, as a percent of sales, primarily as a result of the underperforming furniture components product line and inefficiencies at the Company's large-screen projection television cabinet manufacturing operation located in Juarez, Mexico. Overhead also increased, as a percent of sales, largely from the reduction in sales volume. Selling, general and administrative expenses increased, as a percent of sales, in the third quarter compared to last year primarily as a result of lower sales volumes and a charge related to the increased credit risk of a major customer in the office furniture industry. Net income for the nine-month period decreased from the prior year as a result of the continued losses in the furniture components product line primarily from the start-up costs and inefficiencies related to the Company's new veneer mill. Selling, general and administrative expenses decreased, as a percent of sales, for the nine-month period compared to fiscal year 2000 primarily from lower incentive compensation which is linked to company profitability.

ELECTRONIC CONTRACT ASSEMBLIES SEGMENT
Net sales for the third quarter of fiscal year 2001 in the Electronic Contract Assemblies Segment exceeded the prior year by 6%. Excluding the Poznan, Poland acquisition, the segment sales declined 3% from the same quarter last year. Segment sales for the nine-month period increased 12% compared to one year ago and excluding acquisitions a single-digit growth rate was experienced over the same comparable period. Sales of telecommunication components and industrial controls increased in the third quarter while sales of durable electronic transportation components, computer related products and medical components declined from the prior year. On a year-to-date basis, sales of transportation components, telecommunication components and industrial controls have increased while sales of both computer related products and medical components have declined from the same period a year ago.

On September 21, 2000, the Company announced it had acquired the manufacturing assets of Alcatel located in Poznan, Poland. The Company will lease the facility and initially manufacture telecommunications equipment under a supply agreement with Alcatel. The acquisition was accounted for as a purchase and was financed with available cash on hand.

Net income for the third quarter in the Electronic Contract Assemblies Segment decreased from the prior year third quarter. Despite overall higher sales volumes, primarily driven by sales in the newly acquired Poznan, Poland operation, the net income decline was largely a result of a shift in product mix caused by model changeovers and higher sales of lower margin products. On a positive note, this segment's recent global expansion efforts in Poznan, Poland and Laem Chabang, Thailand both contributed positively to the bottom line results in the third quarter. Overall gross profit within this segment, as a percent of net sales, decreased from the prior year for both the quarter and nine-month comparisons. Material costs increased, as a percent of sales, in the third quarter compared to a year ago largely from expenses related to excess and obsolete inventory associated with select contract based customers. Labor, as a percent of sales, remained unchanged from the third quarter of fiscal year 2000 while overhead costs, as a percent of sales, increased over the same period largely from the shift in product mix resulting from the nature of the contract business. Selling, general and administrative costs for the three and nine-month periods decreased, as a percent of sales, when compared to the prior year, largely from lower incentive compensation costs which are linked to company profitability.

Included in this segment are sales to one customer, TRW Inc., which accounted for 14% and 17% of consolidated net sales in the third quarter of fiscal year 2001 and 2000, respectively. On a year-to-date basis, sales to TRW Inc. accounted for 15% and 16% of consolidated net sales of fiscal year 2001 and 2000, respectively. Sales to this customer represent approximately one-half of total net sales in the Electronic Contract Assemblies Segment.

This segment's investment capital carries a higher degree of risk than the Company's other segment due to rapid technological changes, component availability, the contract nature of this industry and the importance of sales to one customer.

CONSOLIDATED OPERATIONS
Consolidated selling, general and administrative expenses, as a percent of sales, remained unchanged in the third quarter compared to the same period last year. For the nine-month period ending March 31, 2001 consolidated selling, general and administrative expenses decreased as a percent of sales by 1.4 percentage points when compared to the prior year. The decrease on a year-to-date basis is related to continued cost containment efforts along with lower incentive compensation costs which are linked to company profitability.

Other income decreased from the prior year for both the three and nine-month periods as lower interest income caused by lower average investment balances and higher interest expense on increased outstanding balances on the Company's revolving credit line more than offset an increase in miscellaneous income. Contributing to the lower average investment balances, compared to a year ago, is the repurchase of 1.2 million shares of Class B Common Stock for $19 million during the previous twelve months.

The effective income tax rate decreased 5.9 percentage points in the third quarter compared to one year ago as a result of declines in both the state and federal effective tax rates. Increased income from foreign operations with lower tax rates primarily drove the lower overall effective tax rate in the third quarter compared to the prior year. The fiscal year 2001 nine-month effective tax rate declined 0.2 percentage point from the prior year as a lower effective state tax rate more than offset a slight increase in the federal effective tax rate.

Net income and Class B diluted earnings per share of $6,943,000 and $0.18, respectively, for the third quarter of fiscal year 2001 both decreased from the prior year levels of $11,551,000 and $0.29. Fiscal 2001 year-to-date net income of $30,158,000 compares to $35,337,000 for the same period of fiscal year 2000. Class B diluted earnings per share for the nine-month period was $0.77 compared to $0.88 for the same period a year ago.

The Company began taking actions in the third quarter to right-size its workforce in response to the slowing economy and related lower sales volumes. During the quarter, the Company reduced its worldwide workforce by approximately 7%. Costs associated with the reduction in workforce were not material to the Company's financial results in the third quarter.

The Company continues to see signs of a general softening in the marketplace for several of its product lines which is believed to be the result of an overall slowdown in the U.S. economy. The Company expects the general slowdown in these markets to continue at least through the Company's fiscal year 2001 fourth quarter. The preceding statement is a forward-looking statement under the Private Securities Litigation Reform Act of 1995, and is subject to certain risks and uncertainties including, but not limited to, a change in economic conditions, a shift in key customers or similar unforeseen events.

LIQUIDITY AND CAPITAL RESOURCES
The Company's aggregate of cash, cash equivalents, and short-term investments decreased from $85 million at June 30, 2000 to $76 million at March 31, 2001. Working capital at March 31, 2001 increased to $198 million from working capital of $190 million at June 30, 2000. The current ratio of 2.0 increased from 1.9 at June 30, 2000.

Operating activities generated $79 million of cash flow in the first nine months of fiscal year 2001 compared to $39 million in the same period of fiscal year 2000. During the year the Company reinvested $45 million into capital investments for the future in facility improvements, which included construction of a new microelectronics facility located in Valencia, California, production equipment and improvements to the Company's information technology systems and solutions. The Company expects to continue to invest resources for leveraging new and improved information technology systems and solutions. Financing cash flow activities for the nine-month period include $19 million in dividend payments. In accordance with the previously disclosed share repurchase plan authorized by the Board of Directors in June 2000, the Company may repurchase approximately 1.3 million shares of its Class B Common Stock at market value during the fourth quarter of fiscal year 2001.

The Company maintains a $100 million revolving credit facility that requires compliance with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company is in compliance with these covenants at March 31, 2001 and does not expect these covenants to limit or restrict the Company's ability to borrow from the credit facility this fiscal year. At March 31, 2001, the Company had $8 million of short-term borrowings outstanding under this revolving credit facility.

The Company anticipates maintaining a strong liquidity position for the 2001 fiscal year and believes its available funds on hand, unused credit line available under the revolving credit facility and cash generated from operations will be sufficient for working capital needs and to fund investments in the Company's future.

This section contains forward-looking statements under the Private Securities Litigation Reform Act of 1995, and is subject to certain risks and uncertainties including, but not limited to, a change in economic conditions, loss of key customers or suppliers, availability or increased costs of raw materials, or a natural disaster or similar unforeseen events.

ACCOUNTING STANDARDS
Effective July 1, 2000, the Company adopted Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The Company periodically engages in limited forward purchases of foreign currency and currently does not expect this new standard to have a material effect on the Company's financial condition or results of operations. The Company had an immaterial amount of derivative instruments outstanding as of March 31, 2001.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2001, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $71 million. The Company classifies its short-term investments in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are stated at market value with unrealized gains and losses being recorded net of tax related effect, if any, as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at March 31, 2001 would cause the fair value of these short-term investments to decline by an immaterial amount.

The Company's earnings are also affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. Based on the outstanding balance of the Company's credit facility at March 31, 2001, a hypothetical 100 basis point increase in interest rates prevailing at this date would not affect the consolidated operating results of the Company by a material amount.

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

KIMBALL INTERNATIONAL, INC.

By:	/s/ Douglas A. Habig

DOUGLAS A. HABIG Chairman, Chief Executive Officer

By:	/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer

Date: May 10, 2001

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description

11	Computation of Earnings Per Share