Form 10-K405
period 2001-06-30
KIMBALL INTERNATIONAL INC
filed 2001-09-12
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

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

(812) 482-1600

Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:
Title of each Class	Name of each exchange on which registered

Class A Common Stock, par value $.05 per share	None
Class B Common Stock, par value $.05 per share	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       X

The number of shares outstanding of the Registrant's common stock as of August 31, 2001 were:

Class A Common Stock - 14,058,101 shares
Class B Common Stock - 23,980,246 shares

Class A Common Stock is not publicly traded and, therefore, no market value is available.  The aggregate market value of the Class B Common Stock held by non-affiliates, as of August 31, 2001, was $330.2 million, based upon an estimate that 91.8% of Class B Common Stock is held by non-affiliates.

Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 16, 2001, are incorporated by reference into Part III.

The exhibit index is located on page 54.

KIMBALL INTERNATIONAL, INC.
FORM 10-K
INDEX

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

  Demand for the Company's product

  Relationships with strategic customers, suppliers and product distributors

  Competition in each of the Company's product lines

  Product sales mix

  Material and component availability

  Domestic and International business legislation and regulation

  Technology

  General economic conditions

  Cost and/or assumptions underlying strategic decisions

  Operational capabilities due to natural disasters or other similar unforeseen events

This listing of factors is NOT intended to include ALL potential risk factors.  The Company makes no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required by law.

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

Item 1 - Business

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

The Company utilizes a substantial degree of vertical integration.  It does not consider seasonal fluctuations to be significant.  Production is carried on in facilities located in the United States, Mexico, Austria, France, Thailand and Poland.  In the United States, the Company has facilities and showrooms in 14 states.

Sales by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 2001 are as follows:

SALES BY SEGMENT	(dollars in thousands)
	2001	2000	1999

Furniture and Cabinets	$ 871,835	$ 860,721	$ 795,364
Electronic Contract Assemblies	389,252	367,610	335,853
Unallocated Corporate	84	81	44

Total	$1,261,171	$1,228,412	$1,131,261

Financial information by segment and geographic area for each of the three years in the period ended June 30, 2001 is included in Note 14, Segment and Geographic Area Information, of the Notes to Consolidated Financial Statements, which can be found in Item 8, and is incorporated herein by reference.

All periods presented have been restated to conform with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, as explained in Note 1 - Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in Item 8.

RESTRUCTURING

During June 2001, the Company's Board of Directors approved a plan to restructure certain operations to more closely align the Company's capabilities and capacities with changing market requirements and economic conditions as well as position the Company with a more competitive cost structure vital for overall long-term success.  The plan impacting the Furniture and Cabinets Segment consists of costs associated with closing four furniture and cabinet manufacturing facilities as well as other process consolidation and scaling activities.  The Company also plans to exit an electronics manufacturing facility.  A Corporate owned energy center, that serves an impacted manufacturing location, and an administrative office location will also be closed.  Other costs associated with the restructuring plan include the write-down of impaired long-lived assets including manufacturing equipment, software and goodwill.  The plan is discussed in further details in "Management's Discussion and Analysis" in Item 7 and in Note 17 of Notes to the Consolidated Financial Statements.

Segments

FURNITURE AND CABINETS

Historical Overview

Since 1950, the Company has produced wood furniture and cabinets, which continue to be a significant part of the business.  Included in this segment are sales of office furniture that has been manufactured and sold under the Kimball (registered trademark) trade name since 1970 and the National (registered trademark) trade name since 1980.  In 1992, the Company expanded its product offering with the acquisition of Harpers, a metal office furniture manufacturer.  Harpers had marketed metal office furniture under the Harpers (registered trademark) trade name since 1982.  Harpers office furniture began to be marketed under the Kimball brand name in fiscal 2001.  In fiscal year 1999, the Company further expanded its office furniture product offering with the acquisition of Transwall, a manufacturer of stackable panel systems and floor-to-ceiling products.  Kimball office furniture systems have broad market application, while Transwall movable, demountable partitions products are focused more toward the office construction applications that demand a high degree of flexibility and reconfiguration.  The Kimball and National casegoods and seating lines are more focused to the wood segment of the office furniture industry while utilizing other materials to an increasing extent.  The Cetra (registered trademark) and Footprint (registered trademark) lines of Kimball office furniture systems provide flexible configurations and help architects and designers optimize space planning by utilizing Traxx (registered trademark), which increases space efficiency and eliminates the need for a secondary support structure by using existing walls.  The Interworks (registered trademark) product line, formerly a Harpers office furniture system, began being marketed under the Kimball brand in fiscal year 2001 and is designed to integrate easily with existing Kimball systems products and provide more flexibility and functionality in office design.  The Reasons line of Kimball office furniture systems, marketed under Transwall prior to fiscal year 2001, provides interchangeable panels that stack vertically and allow the flexibility of stacking from floor to ceiling.  The Corporate Wall line of Transwall office furniture combines the privacy and security of a full height partition with the versatility of an open plan system.

The Company has expanded its sales and manufacture of furniture over the years to include home furniture, lodging and healthcare furniture, and in fiscal year 1999, store fixtures through the acquisition of Southeast Millwork .  The Company expanded its offering of fully upholstered and wood framed seating products to the lodging and healthcare market with the purchase of Jackson of Danville in fiscal year 2000.

Other products within this segment are furniture and cabinets produced on a contract basis, including cabinets for televisions, television stands, and other wood related products sold to leading manufacturers in the home entertainment and home furniture industries.

Also included in the Furniture and Cabinets Segment are sales of furniture component products including unprocessed lumber, dimension lumber, veneer, wood panels and cabinet doors to both internal and external customers.  The company also manufactures various miscellaneous products including plywood, polyurethane and polyester molded products and stamped metal components and welded assemblies and sells them to both internal and external customers.

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

Locations

Office, home, lodging and healthcare furniture, store fixtures, furniture and cabinets produced on a contract basis and related products, which make up the largest part of this segment, as of June 30, 2001 are produced at twenty-four plants, sixteen located in Indiana, three in Kentucky, and one each in Idaho, Pennsylvania, Florida, Mississippi, and Mexico.  As a result of the restructuring plan, one leased production facility in North Carolina has ceased production as of June 30, 2001 and the Company plans to sub-lease this facility.   Three other manufacturing facilities, two in Indiana and one in Kentucky, will cease operations under the restructuring plan with the facilities being either sold or leased.  Nine facilities presently producing furniture and cabinets and unaffected by the restructuring plan could interchange production between these two basic products, if needed.  In fiscal year 1999, the Company purchased a manufacturing facility in Mexico to produce television cabinets and to provide additional capacity for other manufacturing operations.

The Company also owns and operates three sawmills, three lumber yards, two dimension lumber plants, two plants which manufacture contract wood products and a technologically advanced veneer mill.  These facilities are located in Indiana, Tennessee and Kentucky.  Property located in Indiana, where the Company's idle sliced veneer plant was located, was sold in June, 2001.

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

Marketing Channels

Kimball and National brands of office furniture are marketed through Company salespersons to office furniture dealers, wholesalers, and rental companies and catalog houses throughout North America and England.  The Transwall products are marketed through Company sales people and independent sales representatives to the government, select office furniture dealers and to construction contractors.  Home Furniture is generally marketed through independent sales representatives to independent furniture dealers throughout the United States.  Lodging and healthcare furniture is marketed through Company sales representatives and independent manufacturers' representatives.  Store fixtures are generally sold directly to retail businesses and apparel designers.  Contract cabinets and furniture are generally marketed through Company salespersons.  The Company's marketing strategy facilitates the sale of related office furniture, residential furniture and upholstery product within the lodging and healthcare channels.  Furniture component products manufactured by the Company are used internally as well as sold to others.  Products sold to others are marketed principally to furniture manufacturers, primarily through Company personnel.  Bosendorfer (registered trademark) pianos are marketed through Company salespersons and agents to independent dealers.

Major Competitive Factors

The major competitive factors in the office furniture industry are price in relation to quality and appearance, the utility of the product, customer lead time, and ability to respond to requests for special and non-standard products.  Certain market segments are more price sensitive than others, but all segments expect on-time, damage-free delivery.  The Company believes it is well positioned to capitalize on an emerging trend for turn-key integrated solutions in the office furniture industry.  The Company maintains sufficient finished goods inventories to be able to offer prompt shipment of certain lines of Kimball and National office furniture to domestic dealers, thereby permitting the dealers to maintain smaller inventories.  Many products are shipped through the Company's delivery system, which the Company believes offers it the ability to reduce damage to shipments, enhance scheduling flexibility, and improve the capability for on-time deliveries, which are all key competitive factors in the office furniture industry.

The lodging and healthcare furniture markets compete on quality, reliability, customer lead-time and price.  The Company offers its own line of lodging and healthcare furniture as well as producing contract lodging and healthcare furniture to customers' specifications.

The major competitive factors in the store fixtures industry are quality, customer lead-time, price, service and installation, flexibility and on-time performance.  Store fixtures are produced to customer specifications from specific orders.

The major competitive factors in the home furniture, cabinet and contract product markets are quality, performance history, price, on-time delivery and customer lead-time.  Contract home furniture, television cabinets, and television stands are produced to customer specifications from specific orders and finished goods inventories are generally small, consisting primarily of goods awaiting shipment to customers.  The Company's own lines of home furniture are offered for sale on an immediate ship basis.

Competitive factors in the furniture component products market are price, quality, availability, on-time delivery and customer lead-time.

The major competitive factors in the high-end acoustical piano industry are quality, acoustical tone and appearance.

Competitors

There are numerous manufacturers of office, home, lodging, and healthcare furniture competing within the marketplace.  The Company believes, however, that there are a limited number of relatively large producers of wood office and lodging furniture, of which the Company believes that it is one of the larger in net sales.  In many instances wood office furniture competes in the market with metal office furniture.  Based on available industry statistics, metal office furniture has a larger share of the total office furniture market.  The Company has positioned itself, with the acquisitions of Harpers and Transwall, to strengthen its market share in the non-wood segment of the industry.

There are many manufacturers of both home furniture and store fixtures and the Company does not have a significant share of either of these markets.

The Company believes that it is one of the largest independent domestic manufacturers of television cabinets, but certain manufacturers of televisions, including some customers of the Company, produce cabinets for their own use.

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

As of June 30, 2001, the Company's electronic contract assemblies segment consists of seven manufacturing facilities with two located in Indiana and one each in California, Mexico, France, Thailand and a newly leased facility in Poznan, Poland.  One additional facility located in Texas is utilized to receive inbound materials and distribute finished goods for the Mexican facility.  The new manufacturing facility in Poland was secured as part of the completed agreement to acquire the manufacturing assets of Alcatel in fiscal year 2001.  The Poland facility initially produces telecommunication equipment for the eastern European market under a supply agreement with Alcatel.  The fully automated Thailand facility, opened in fiscal year 2000, offers board level assembly as well as box-build capability of products for sale to outside customers in the global market.  One facility in Indiana, formerly utilized for warehousing space, was converted to a high-flexibility production facility in fiscal year 2000.  Both Indiana facilities manufacture electronic assemblies and assemble products for sale to outside customers.  The facility located in Mexico provides services similar to those provided from the Indiana facilities.  The California facility assembles product and also provides semiconductor DIE processing, design, testing and packaging services.  As part of the restructuring plan, the Company has decided to exit the business of providing DIE processing and assembly services to the European market and as a result the Company plans to sell its manufacturing facility located in France.  Engineering design and support services are provided to the manufacturing facilities within this segment and to outside customers through the Kimball Electronics Design Services company, which is based in Indiana.

Manufacturing and design services are marketed by Company salespersons.  Contract electronic assemblies are manufactured based on specific orders, generally resulting in a small amount of finished goods consisting primarily of goods awaiting shipment to specific customers.  Raw materials are normally acquired for specific customer orders and may or may not be interchangeable among products.  Inherent risks associated with rapid technological changes within this contract industry are mitigated by procuring raw materials, for the most part, based on firm orders.

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

While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the automotive (automobiles and light trucks), industrial controls, medical, computer and telecommunications, and defense industries.  Included in this segment are sales of electronic assemblies to one customer, TRW Inc., which accounted for approximately 15% of consolidated net sales in fiscal year 2001, compared to 17% and 16% in fiscal years 2000 and 1999, respectively.  The success of this segment is contingent on the success of our customers' products.

This segment's investment capital carries a higher degree of risk than the Company's other segment due to rapid technological changes, component availability, the contract nature of this industry and the importance of sales to one customer.

OTHER INFORMATION

BACKLOG
At June 30, 2001, the aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, were $292 million as compared to $324 million at June 30, 2000.

	(dollars in millions)
	June 30, 2001	June 30, 2000

Furniture and Cabinets	$120	$140
Electronic Contract Assemblies	172	184

Total Backlog	$292	$324

Open orders as of June 30, 2001 are expected to be filled within the next fiscal year.  Open orders generally may not be indicative of future sales trends.

RESEARCH, PATENTS, AND TRADEMARKS
Research and development activities include the development of manufacturing processes, major process improvements, new product development, information technology initiatives and electronic, wood and plastic technologies.

	(dollars in millions)
	Fiscal Years Ended June 30,
	2001	2000	1999

Research and Development Costs	$14.5	$13.5	$11.6

The Company owns the Kimball (registered trademark) trademark, which it believes is significant to its office, electronic, lodging, healthcare and home furniture businesses, and owns the following trademarks which it believes are significant to its furniture business only: National (registered trademark), Cetra (registered trademark), Footprint (registered trademark), Artec (registered trademark), Traxx (registered trademark), and Interworks (registered trademark); and to the piano business only: Bosendorfer (registered trademark).  The Company also owns certain patents and other trademarks and has certain other patent applications pending, which in the Company's opinion are not significant to its business.

ENVIRONMENT AND ENERGY MATTERS
The Company's operations are subject to various foreign, federal, state and local laws and regulations with respect to environmental matters.  The Company believes that it is in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.

The Company is dedicated to excellence, leadership and stewardship in matters of protecting the environment and communities in which the Company has operations.  The Company believes that continued compliance with foreign, federal, state and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position.  Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2003, will not represent a material portion of total capital expenditures during those years.

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

EMPLOYEES
	June 30, 2001	June 30, 2000
United States	7,622	8,261
Foreign Countries	2,410	2,222

Total Full Time Employees	10,032	10,483

The Company has no collective bargaining agreements with respect to its domestic employees.  All of the Company's foreign operations are subject to collective bargaining arrangements.  The Company believes that its employee relations are good.

Item 2 - Properties

The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, as of June 30, 2001, are as follows:

	Number of Facilities

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate	Total

Indiana	31	2	5	38
Kentucky	5			5
Tennessee	3			3
California	1	1		2
Pennsylvania	1			1
Florida	1			1
Idaho	1			1
Mississippi	1			1
Texas		1		1
Austria	2			2
France		1		1
Mexico	2	1		3
Thailand		1		1
Poland		1		1

Total Facilities	48	8	5	61

Included in the above listing are facilities still in operation at June 30, 2001 that have been identified for closure and/or disposition in the Company's restructuring plan.  In the Furniture and Cabinets Segment, two facilities in Indiana and one in Kentucky have been identified for closure and sale.  In the Electronic Contract Assemblies Segment, one facility located in France has been identified for sale.  Two Corporate facilities in Indiana will be closed under the restructuring plan with one of these facilities to be sold.

These facilities occupy approximately 8,653,000 square feet in aggregate, of which approximately 7,826,000 square feet are owned and 827,000 square feet are leased.  Square footage of these facilities are summarized as follows:

	Approximate Square Footage

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate	Total

Owned	6,951,000	620,000	255,000	7,826,000
Leased	682,000	118,000	27,000	827,000

Total	7,633,000	738,000	282,000	8,653,000

Including certain leased furniture showroom areas excluded from the above listing, total facilities approximate 8.8 million square feet. (See Note 5 - Lease Commitments of the Notes to Consolidated Financial Statements in Item 8, for additional information concerning leases.)

Included in Unallocated Corporate are executive, national sales and administrative offices, an energy center for the Kimball Industrial Park consisting of 3 trifuel boilers, and a child development facility for employees' children.  The energy center will be closed in fiscal year 2002 as part of the Company's restructuring plan.

Generally, properties are utilized at normal capacity levels on a single shift basis with certain properties utilizing second shifts and third shifts.  At times, certain facilities utilize a reduced second or third shift.  Due to sales fluctuations, not all facilities were utilized at normal capacity during the fiscal year.

Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.

Operating leases totaling 827,000 square feet expire from fiscal year 2002-2009, with all leases subject to renewal options.  In addition to the above production, warehouse and office properties, the Company has 14 leased showroom facilities totaling 113,000 square feet, in 8 states in the United States, one location in London, England, one location in Vienna, Austria, and one location in Toronto, Canada.

The Company owns approximately 27,804 acres of land which includes land where various Company facilities reside, including approximately 26,850 acres generally for hardwood timber reserves, approximately 183 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities, and for possible future expansions), and approximately 60 acres in Post Falls, Idaho, where the Harpers Manufacturing plant is located.  The Company leases approximately six acres of land in Laem Chabang, Thailand for expansion of production facilities with the lease expiring in 2030.

Item 3 - Legal Proceedings

The Company has settled litigation that was brought by the Lemelson Medical, Education Research Foundation Limited Partnership (Lemelson) regarding the alleged possible infringement of certain Lemelson patents.  The Company is now under a license from the Foundation for all patents owned by the foundation.  The settlement amount was not material to the operating results of the Company.  The Company is not a party in any other material pending legal proceedings, other than ordinary routine litigation incidental to the business.

Item 4 - Submission of Matters to Vote of Security Holders
None to report in the 4th quarter of fiscal year 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Registrant as of August 31, 2001 are as follows:
(Age as of August 31, 2001)

Name	Age	Office and Area of Responsibility	Officer Since

Douglas A. Habig	54	Chairman of the Board of Directors, and Chief Executive Officer	1975
Thomas L. Habig	73	Vice Chairman of the Board of Directors	1955
James C. Thyen	57	President and Director	1974
Ronald J. Thyen	64	Senior Executive Vice President, Operations Officer, Furniture and Cabinets, Assistant Secretary and Director	1966
John T. Thyen	63	Senior Executive Vice President, Strategic Marketing and Director	1978
Robert F. Schneider	40	Executive Vice President, Chief Financial Officer, Treasurer	1992
Donald D. Charron	38	Executive Vice President, and President Kimball Electronics, Electronics Group	1999

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

Item 5 - Market for the Registrant's Common Stock and Related Share Owner Matters

Market Prices
The Company's Class B Common Stock trades on the Nasdaq Stock Market under the symbol: KBALB.  High and low price ranges by quarter for the last two fiscal years as quoted by the National Association of Security Dealers (NASDAQ) are as follows:

	2001		2000

	High	Low	High	Low

First Quarter	$18.3125	$14.5000	$21.0000	$16.7500
Second Quarter	$18.0000	$13.8750	$19.9375	$15.1250
Third Quarter	$15.8125	$13.3750	$16.7500	$10.7500
Fourth Quarter	$16.2500	$12.4375	$17.5000	$11.0000

There is no active trading market for the Company's Class A Common Stock.

Dividends
There are no restrictions on the payment of dividends except charter provisions that require on a fiscal year basis, shares of Class B Common Stock are entitled to an additional $0.02 per share dividend more than the dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock.  During fiscal year 2001 dividends declared were $24.6 million or $0.62 per share on Class A Common Stock and $0.64 per share on Class B Common Stock.  Dividends by quarter for 2001 compared to 2000 are as follows:

	2001		2000

	Class A	Class B	Class A	Class B

First Quarter	$ .155	$ .16	$ .155	$ .16
Second Quarter	$ .155	$ .16	$ .155	$ .16
Third Quarter	$ .155	$ .16	$ .155	$ .16
Fourth Quarter	$ .155	$ .16	$ .155	$ .16

Total Dividends	$ .620	$ .64	$.620	$ .64

Recent Sales of Unregistered Securities
No sales of unregistered securities occurred in the fourth quarter of fiscal year 2001.

Share Owners
On July 31, 2001, the Company's Class A Common Stock was owned by approximately 620 Share Owners of record and the Company's Class B Common Stock by approximately 2,240 Share Owners of record, of which approximately 360 also owned Class A Common Stock.

Item 6 - Selected Financial Data

	Year Ended June 30

	2001	2000	1999	1998	1997
(dollars in thousands, except per share amounts)
Net Sales	$1,261,171	$1,228,412	$1,131,261	$1,055,624	$1,014,340

Net Income	$ 16,583	$ 48,462	$ 59,725	$ 55,027	$ 57,745

Earnings Per Share
Basic:
Class A	$ .41	$1.19	$1.46	$1.32	$1.39
Class B	$ .43	$1.21	$1.48	$1.33	$1.40

Diluted:
Class A	$ .41	$1.19	$1.45	$1.31	$1.38
Class B	$ .43	$1.21	$1.47	$1.32	$1.38

Total Assets	$ 678,984	$ 723,651	$ 661,386	$ 629,638	$ 581,583

Long Term Debt, Less Current Maturities	$ 3,320	$ 2,599	$ 1,730	$ 1,856	$ 2,313
Cash Dividends Per Share:
Class A	$ .62	$ .62	$ .62	$ .58875	$ .530
Class B	$ .64	$ .64	$ .64	$ .60500	$ .535

Fiscal year 2001 net income was reduced by $19.7 million ($0.51 per diluted share) for restructuring and other charges.

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

Net Sales for all periods presented have been restated to conform with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, as explained in Note 1 - Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in Item 8.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Net sales of $1,261,171,000 were attained in fiscal year 2001, compared to net sales of $1,228,412,000 in fiscal 2000. Net income and Class B diluted earnings per share for fiscal year 2001 were $16,583,000 and $0.43, respectively, including costs associated with restructuring actions and a one-time charge for impaired goodwill unrelated to the restructuring.  Exclusive of restructuring and other charges, net income and Class B diluted earnings per share in fiscal year 2001, were $36,251,000 and $0.94, respectively, compared to net income of $48,462,000 and Class B diluted earnings per share of $1.21 from fiscal year 2000.

In late fiscal year 2001, the Company's Board of Directors approved a plan to restructure certain operations to more closely align the Company's capabilities and capacities with changing market requirements and economic conditions as well as position the Company with a more competitive cost structure vital for overall long-term success. Primary activities of the plan include:

  Closing four furniture and cabinet manufacturing facilities, a Company owned energy center and an administrative office location, all in the United States.
  Exit of an electronics manufacturing facility located in France.
  Scaling of capacities at additional manufacturing locations allowing for consolidation and/or alignment of operations in reaction to, or in anticipation of, changing market conditions.
  Employee transition and other pay for approximately 650 affected hourly and salaried employees.

The activities associated with this restructuring plan are expected to be substantially complete within 12 months from its inception. As a result of the above outlined activities, the Company incurred pre-tax restructuring charges of $25.7 million as of June 30, 2001. Included in the restructuring charge is $11.5 million for asset write-downs, $7.5 million for the impairment of goodwill, $3.4 million for plant closure and other exit costs, and $2.6 million for transition and other employee costs. Also included was a charge of $0.7 million against cost of goods sold for the write-down of inventory. Other unusual charges recorded in fiscal year 2001 include $2.7 million for the impairment of goodwill that was unrelated to the restructuring plan. See note 17 to the consolidated financial statements for more information regarding restructuring and other expense.

The Company also began taking actions in mid fiscal year 2001 to right size its workforce in response to the slowing economy and related lower sales volumes.  From January 1 through June 30, 2001, the Company reduced its worldwide workforce by approximately 1,800 employees or 16%.  A majority of the costs associated with the reduction in force are included in the restructuring charge.  Management estimates that once the restructuring plan is executed, these actions, along with cost reduction efforts already taken, will generate annual pre-tax savings of approximately $35 to $40 million, with part of the savings redeployed into strategic initiatives designed to accelerate top-line revenue growth and quality and efficiency improvements.  Management expects the majority of the cost savings resulting from the restructuring activities will begin to be realized in the latter half of fiscal year 2002.  The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of  1995, and are subject to certain risks and uncertainties including, but not limited to, successful execution of the restructuring plan, a significant change in economic conditions, loss of key customers or suppliers within specific industries, or a natural disaster or similar unforeseen events.

RESULTS OF OPERATIONS
2001 DISCUSSION
Net sales for fiscal year 2001 surpassed 2000 net sales on increases by both of the Company's segments - the Furniture and Cabinets Segment and the Electronic Contract Assemblies Segment. Net income, exclusive of restructuring and other charges, in fiscal 2001 declined from fiscal 2000 for both segments.

FURNITURE AND CABINETS
Product line offerings included in the Furniture and Cabinets Segment are office furniture, residential furniture, lodging and healthcare furniture, store fixtures, furniture and cabinets produced on a contract basis and furniture components. The Company's production flexibility allows it to utilize portions of the available production capacity created by lower volumes within these product lines to support and balance increased production schedules of other product lines within this segment.

The Furniture and Cabinets Segment net sales for fiscal year 2001 increased slightly over the record sales recorded in fiscal year 2000. The sales increase over the prior year was led by sales of furniture and cabinets produced on a contract basis, primarily sales of large-screen projection television cabinets, which offset sales declines in other key product lines within this segment.

Sales in the office furniture product line decreased from the sales volumes recorded in fiscal year 2000 largely as a result of an overall slowing in the office furniture industry in the latter half of the fiscal year. Overall price discounting increased slightly in fiscal year 2001 over last year as a result of increased pricing pressures driven by the slowing economy. Sales of casegoods increased over the prior year despite the overall industry reduction while sales of systems and seating products declined from fiscal year 2000. For the fiscal year ending June 2001, both the Company's office furniture sales and the overall industry, as reported by the Business and Institutional Furniture Manufacturer's Association (BIFMA), experienced a low single-digit percentage decline compared to the prior year.

Net sales in the lodging and healthcare product line decreased in fiscal year 2001 from the previous year. Sales of the Company's standard product offerings, which generally carry a higher margin, increased in fiscal year 2001, while sales of custom-made product declined when compared to the prior year. The Company's strategic shift in focus to drive more sales of the generally higher margined standard products proved successful in fiscal year 2001.

Contract furniture and cabinets experienced a double-digit growth rate in net sales in fiscal year 2001, when compared to the prior year, excluding the impact from a mid-year acquisition in fiscal year 2000. Increased sales volume of large-screen projection television cabinets produced on a contract basis was the largest single contributor to the sales growth in this product line. A price increase to one of the Company's projection television cabinet customers also contributed to the overall sales increase compared to the year earlier period.

Net sales in the furniture components product line decreased in fiscal year 2001, compared to the prior year, as an increase in sales volume of laminate product was more than offset by decreases in all other products within this line.

Net income in the Furniture and Cabinets Segment decreased in fiscal year 2001, exclusive of pre-tax restructuring charges of $20.0 million recorded in fiscal 2001, from the prior year despite a slight increase in sales volume (see note 17 to the consolidated financial statements for more information on restructuring). Gross profit, as a percent of sales, declined from fiscal 2000 largely due to an increase in labor and overhead costs, as a percent of sales. Increased depreciation expense along with higher expenditures for freight and utilities associated with higher energy costs were the largest contributors to the increased overhead costs. The furniture components product line and the contract furniture and cabinets line primarily drove the lower gross margins in this segment. Lower sales volumes and continued start-up challenges and associated inefficiencies at the Company's new veneer mill in Chandler, Indiana drove the lower margins within the furniture components line. Lower margins in the contract furniture and cabinets product line was primarily the result of reduced manufacturing efficiencies including those at the Company's projection television cabinet operation in Juarez, Mexico. An overall shift in sales mix to lower margined products within this segment also contributed to the lower overall profitability compared to the prior year. Selling, general and administrative (SG&A) expenses in fiscal year 2001 decreased in both dollars and as a percent of sales compared to the prior year largely from reduced incentive compensation costs, which are linked to company profitability. Exclusive of incentive compensation costs, SG&A expenses decreased, as a percent of sales, from fiscal year 2000 as a result of a continued focus to reign in discretionary spending.

ELECTRONIC CONTRACT ASSEMBLIES
During fiscal year 2001, the Company continued its strategic global expansion within the Electronic Contract Assemblies Segment with the acquisition of the manufacturing assets of Alcatel located in Poznan, Poland. The Company leases the facility and initially manufactures telecommunications equipment under a supply agreement with Alcatel. The acquisition was accounted for as a purchase and was financed with available cash on hand. The Company also completed and moved into a new microelectronics facility located in Valencia, California during the latter half of fiscal year 2001. The new Valencia facility, which will increase capacity and enhance technical manufacturing capabilities, replaces a previously leased facility in Burbank, California.

Net sales for fiscal year 2001 surpassed the prior year by 6% in the Electronic Contract Assemblies Segment. Excluding acquisitions, comparable sales in the Electronic Contract Assemblies Segment decreased 1% from the previous year. Sales of telecommunication components increased, as a result of the Poznan, Poland acquisition, as did sales of industrial controls compared to sales in fiscal year 2000. Sales of electronic transportation products were relatively flat compared to a year ago while sales of computer related products and medical components declined over the same comparison. Although overall sales of transportation components were relatively flat compared to a year earlier, a significant change in sales mix within this product line occurred during this same period.

Net income in fiscal year 2001 declined from the reported net income in fiscal year 2000, exclusive of fiscal year 2001 pre-tax restructuring charges of $4.2 million and a $2.7 million pre-tax charge for impaired goodwill unrelated to the restructuring plan (see note 17 to the consolidated financial statements for more information on restructuring and other expense). Gross profits were lower in fiscal year 2001, largely as a result of charges for excess and obsolete material related to select contract based customers. Product mix changes within and among the product lines in this segment, resulting partly from a planned diversification of its customer base into a variety of new products, also contributed to the lower gross profitability in fiscal year 2001. The Company plans to continue to strategically diversify this segment's customer base in fiscal year 2002. This preceding statement is a forward-looking statement under the Private Securities Litigation Reform Act of 1995, and is subject to certain risks and uncertainties including, but not limited to, a change in economic conditions, loss of key customers or significant volume reductions from key contract customers, or a natural disaster or similar unforeseen events. Additionally, charges related to the write-down of custom equipment and working capital associated with a financially unstable contract customer impacted operating results in fiscal year 2001. On the positive side, this segment's recent global expansion initiatives proved successful in fiscal year 2001 with a significant favorable contribution to the prior year net income comparison. Selling, general and administrative expenses decreased in both dollars and as a percent of sales in fiscal year 2001 driven by lower absolute selling expenses and incentive compensation, which is linked to company profitability.

Included in this segment are sales to one customer, TRW, Inc. which accounted for 15% and 17% of consolidated net sales in fiscal year 2001 and 2000, respectively. Sales to this customer represent approximately one-half of total sales in the Electronic Contract Assemblies Segment.

This segment's investment capital carries a higher degree of risk than the Company's other segment due to increased globalization, rapid technological changes, component availability, the contract nature of this industry, and the importance of sales to one customer.

CONSOLIDATED OPERATIONS
Consolidated selling, general and administrative expenses decreased in both dollars and as a percent of sales, 1.0 percentage point, in fiscal year 2001 when compared to fiscal year 2000. This reduction in selling, general and administrative costs is primarily due to lower absolute selling expenses and lower incentive compensation costs, which are linked to company profitability.

Pre-tax restructuring and other charges of $28.4 million were recorded in fiscal year 2001, including $25.7 million associated with the previously described restructuring activities ($0.7 million recorded in cost of goods sold for the write-down of inventory). Also included is a $2.7 million charge for impaired goodwill unrelated to the restructuring. See note 17 to the consolidated financial statements for more information on restructuring and other expense.

Other income decreased from the prior year as lower interest income, caused by lower average investment balances, and higher interest expense, from increased outstanding balances on the Company's revolving credit line, more than offset an increase in miscellaneous income. Contributing to the lower average investment balances, compared to the year earlier, are repurchases of Class B Common Stock for $20 million and $24 million in fiscal years 2001 and 2000, respectively.

The effective income tax rate, excluding the impact from the restructuring and other charges, decreased 0.5 percentage point in fiscal year 2001, when compared to fiscal year 2000, primarily as a result of the increase in foreign income with lower tax rates. Excluding the effect from restructuring and other charges, the federal effective tax rate remained flat with the prior year while the state effective tax rate declined. Including restructuring and other, the combined effective tax rate increased over the prior year by 3.5 percentage points.

Fiscal year 2001 net income and Class B diluted earnings per share, inclusive of restructuring and other charges, were $16,583,000 and $0.43, respectively. Excluding restructuring and other charges, fiscal year 2001 net income was $36,251,000 and Class B diluted earnings per share was $0.94 compared to net income of $48,462,000 and Class B diluted earnings per share of $1.21 in fiscal year 2000.

The Company continues to experience a softening in the marketplace for several of its key product lines, which is believed to be associated with the general softness in the overall U.S. economy.  Visibility in each of the Company's primary markets is very low and as a result the Company cannot predict when it will see a turnaround.

2000 DISCUSSION
Net sales for the 2000 fiscal year surpassed 1999 levels on increases by both of the Company's segments - the Furniture and Cabinets Segment and the Electronic Contract Assemblies Segment. Net income for fiscal year 2000 declined from fiscal year 1999 in both segments.

FURNITURE AND CABINETS
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

Fiscal year 2000 net sales for furniture and cabinets produced on a contract basis, excluding the acquisition of Jackson of Danville, experienced double-digit growth when compared to 1999. Increased volume of large-screen projection television cabinets, including those produced at the Company's Juarez, Mexico facility, was the largest single contributor to the sales growth.

Net sales of furniture components increased in fiscal year 2000 primarily as a result of increased sales of lumber products.

Net income in the Furniture and Cabinets Segment decreased in fiscal year 2000 from fiscal year 1999 despite increased sales. Fiscal year 1999 net income includes an after-tax gain of $2.7 million from the sale of two non-core operating facilities. Gross profit, as a percent of sales, declined from 1999 primarily due to an increase in material costs, as a percent of sales. Lower sales margins in the furniture components and lodging and healthcare product lines contributed to the decline in gross profit in fiscal year 2000 when compared to fiscal year 1999. Also contributing to the reduced gross profitability in fiscal year 2000 were start-up costs and inefficiencies early in fiscal year 2000 related to the Company's Juarez, Mexico facility that was acquired in fiscal year 1999. Selling, general and administrative expenses increased in dollars in fiscal year 2000 but decreased as a percent of sales partially resulting from efforts to manage costs. Incentive compensation costs, which are linked to company profitability, decreased in both dollars and as a percent of sales also contributed to the lower selling, general and administrative costs, as a percent of sales.

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

Net income in fiscal year 2000 decreased from the prior year despite higher sales. Gross profits were lower in fiscal year 2000, compared to historic margins that were achieved on more mature product lines, resulting from a planned diversification of its customer base into a variety of new products as well as production of the next generation of anti-lock braking components. Start-up costs associated with the new manufacturing facilities in Jasper, Indiana and Laem Chabang, Thailand also contributed to the lower gross profitability in fiscal year 2000. Selling, general and administrative expenses increased in dollars but decreased as a percent of sales in fiscal year 2000 driven by lower incentive compensation, which is linked to company profitability.

Included in this segment are sales to one customer, TRW, Inc. which accounted for 17% and 16% of consolidated net sales in fiscal year 2000 and 1999, respectively. Sales to this customer represent approximately one-half of total sales in the Electronic Contract Assemblies Segment.

CONSOLIDATED OPERATIONS
Consolidated selling, general and administrative (SG&A) expenses decreased, as a percent of sales, 1.0 percentage point in fiscal year 2000 when compared to fiscal year 1999. This reduction in SG&A costs, as a percent of sales, is primarily due to lower incentive compensation costs, which are linked to company profitability, as well as lower selling expenses and lower administrative employee compensation costs, as a percent of sales.

Other income decreased from the prior year on lower interest income caused by lower average investment balances. In addition, fiscal year 1999 results include a $1,337,000 after-tax gain ($0.03 per diluted share) on the sale of a stock investment of which the Company held a minor interest and a $2,674,000 after-tax gain ($0.06 per diluted share) on the disposition of two non-core facilities.

The effective income tax rate decreased 0.4 percentage point in fiscal year 2000 when compared to fiscal year 1999. Decreases in both state and federal effective tax rates contributed to the lower overall effective income tax rate.

Fiscal year 2000 net income and Class B diluted earnings per share of $48,462,000 and $1.21, respectively compares to fiscal year 1999 net income of $55,714,000 and Class B diluted earnings per share of $1.38, excluding fiscal year 1999 non-operating gains. Fiscal year 1999 net income and Class B diluted earnings per share, including non-operating gains, were $59,725,000 and $1.47, respectively.

LIQUIDITY AND CAPITAL RESOURCES
The Company's aggregate of cash, cash equivalents, and short-term investments decreased from $85 million at the end of fiscal year 2000 to $80 million at the end of fiscal year 200l as cash used for investing and financing activities, including the repurchase of 1.3 million shares of the Company's Class B Common Stock for $20 million, slightly more than offset cash provided from operating activities during fiscal year 2001. Working capital at June 30, 2001 was $181 million compared to working capital of $190 million at June 30, 2000. The current ratio was 1.9 at both June 30, 2001 and June 30, 2000.

Operating activities generated $102 million of cash flow in fiscal year 2001 compared to $41 million in fiscal year 2000. Net income and non-cash charges to net income, including non-cash restructuring charges, plus a decrease in receivables of $31 million were partially offset by a decline in accrued expenses of $18 million. The Company reinvested $59 million into capital investments for the future, including a new microelectronics manufacturing facility in Valencia, California, facility improvements, production equipment, and improvements to the Company's information technology systems and solutions. The Company expects to continue to invest in resources for leveraging new and improved information technology systems and solutions. Financing cash flow activities were primarily in the form of $25 million in dividend payments and $20 million of Class B Common Stock repurchases. Net cash flow, excluding the purchases and maturities of short-term investments was an outflow of $6 million.

At June 30, 2001, the Company had $28 million of short-term borrowings outstanding under its $100 million revolving credit facility that allows for both issuance of letters of credit and cash borrowings. The Company had $35 million of debt outstanding under this credit facility at June 30, 2000. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company is in compliance with these covenants at June 30, 2001 and does not expect these covenants to limit or restrict the Company's ability to borrow from the credit facility in fiscal year 2002.

The Company anticipates maintaining a strong liquidity position for the 2002 fiscal year and believes its available funds on hand, unused credit line available under the revolving credit facility and cash generated from operations will be sufficient for working capital needs and for funding investments in the Company's future.

This section contains forward-looking statements under the Private Securities Litigation Reform Act of 1995, and is subject to certain risks and uncertainties including, but not limited to, a change in economic conditions, loss of key customers or suppliers, availability or increased costs of raw materials or components, or a natural disaster or similar unforeseen events.

ACCOUNTING STANDARDS
In July 2001, the Financial Accounting Standards Board issued statement No. 141, Business Combinations (FAS 141), and statement No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under FAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. The Company is required to adopt FAS 142 effective July 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the goodwill nonamortization and intangible amortization provisions of this statement.  The Company currently is evaluating the effect the adoption of FAS 142 will have on its results of operations and financial position.

Effective July 1, 2000, the Company adopted Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value.  The Company periodically engages in limited derivative activity consisting primarily of forward purchases of foreign currency.  The new standard did not have a material effect on the Company's financial condition or results of operations for fiscal year 2001.

Effective with the fourth quarter of fiscal year 2001, the Company changed its income statement classification of shipping and handling fees and costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. As a result of this adoption of EITF 00-10, the Company now reflects all shipping and handling fees billed to customers as sales while the related shipping and handling costs are included in cost of goods sold. Prior to the adoption of EITF 00-10 some fees and costs were netted in selling, general and administrative expenses. Shipping and handling fees and costs for all prior periods presented have been reclassified to conform to the new income statement presentation. The reclassification had no impact on the Company's financial position or net income.

Item 7a - Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2001 and 2000, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $69 million and $79 million respectively.  The Company classifies its short-term investments in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Available-for-sale securities are stated at market value with unrealized gains and losses being recorded net of tax related effect, if any, as a component of Share Owners' Equity.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  A hypothetical 100 basis point increase in market interest rates from levels at June 30, 2001 and 2000 would cause the fair value of these short-term investments to decline by an immaterial amount.

The Company's earnings are also affected by changes in short-term interest rates as a result of borrowings under its line of credit facility.  Based on the outstanding balance of the Company's credit facility at June 30, 2001, a hypothetical 100 basis point increase in interest rates prevailing at this date would not affect the consolidated operating results of the Company by a material amount.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes.  The effect of movements in the exchange rates was not material to the consolidated operating results of the Company in fiscal years 2001 and 2000.  The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates would not affect the consolidated operating results of the Company by a material amount.

Item 8 - Financial Statements and Supplementary Data

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

/s/ Douglas A. Habig

DOUGLAS A. HABIG Chairman of the Board, Chief Executive Officer

/s/ James C. Thyen

JAMES C. THYEN President

/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Share Owners of Kimball International, Inc.

We have audited the accompanying consolidated balance sheets of Kimball International, Inc. (an Indiana corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, cash flows and share owners' equity for each of the three years in the period ended June 30, 2001.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

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

/s/ Arthur Andersen LLP

Arthur Andersen LLP Chicago, Illinois August 1, 2001

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	June 30, 2001	June 30, 2000

Assets
Current Assets:
Cash and cash equivalents	$ 11,237	$ 5,223
Short-term investments	68,746	79,366
Receivables, less allowances of $6,880 and $4,713, respectively	150,015	180,929
Inventories	117,681	117,058
Other	33,808	30,944

Total current assets	381,487	413,520

Property and Equipment, net	241,952	248,210
Other Assets	55,545	61,921

Total Assets	$678,984	$723,651

Liabilities and Share Owners' Equity
Current Liabilities:
Loans payable	$ 28,914	$ 37,400
Current maturities of long-term debt	1,031	1,021
Accounts payable	102,025	102,835
Dividends payable	6,006	6,205
Accrued expenses	57,152	75,934
Accrued restructuring	5,445	--

Total current liabilities	200,573	223,395

Other Liabilities:
Long-term debt, less current maturities	3,320	2,599
Deferred income taxes and other	32,667	29,130

Total other liabilities	35,987	31,729

Share Owners' Equity:
Common stock-par value $.05 per share:
Class A - Shares authorized-49,858,000 (49,909,000 in 2000) Shares issued-14,400,000 (14,451,000 in 2000)	720	722
Class B - Shares authorized-100,000,000 Shares issued-28,625,000 (28,574,000 in 2000)	1,431	1,429
Additional paid-in capital	8,132	8,056
Retained earnings	513,981	522,041
Accumulated other comprehensive income	1,436	326
Less: Treasury stock, at cost:
Class A - 334,000 shares (172,000 in 2000)	(5,635)	(3,144)
Class B - 4,708,000 shares (3,621,000 in 2000)	(77,641)	(60,903)

Total Share Owners' Equity	442,424	468,527

Total Liabilities and Share Owners' Equity	$678,984	$723,651

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30

	2001	2000	1999

Net Sales	$1,261,171	$1,228,412	$1,131,261

Cost of Sales	968,918	911,884	812,829

Gross Profit	292,253	316,528	318,432

Selling, General and Administrative Expenses	243,843	249,406	240,851

Restructuring and Other Expense	27,695	--	--

Operating Income	20,715	67,122	77,581

Other Income (Expense): Interest expense	(1,441)	(536)	(476)
Interest income	3,026	4,709	6,554
Other, net	4,621	3,107	8,715

Other income, net	6,206	7,280	14,793

Income Before Taxes on Income	26,921	74,402	92,374

Taxes on Income	10,338	25,940	32,649

Net Income	$ 16,583	$ 48,462	$ 59,725

Earnings Per Share of Common Stock Basic:
Class A	$0.41	$1.19	$1.46
Class B	$0.43	$1.21	$1.48
Diluted:
Class A	$0.41	$1.19	$1.45
Class B	$0.43	$1.21	$1.47

Average Number of Shares Outstanding Basic:
Class A	14,141	14,299	14,338
Class B	24,952	25,935	26,286
Totals	39,093	40,234	40,624
Diluted:
Class A	14,141	14,299	14,338
Class B	25,010	26,050	26,501
Totals	39,151	40,349	40,839

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30

	2001	2000	1999

Cash Flows From Operating Activities:
Net income	$ 16,583	$ 48,462	$ 59,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,652	43,801	39,710
Gain on sales of assets	(632)	(1,059)	(3,917)
Restructuring and other	27,040	--	--
Deferred income tax and other deferred charges	(2,301)	(595)	1,964
Change in current assets and liabilities:
Receivables	30,914	(45,843)	(13,114)
Inventories	(623)	(16,800)	(4,816)
Other current assets	2,900	(2,510)	(2,529)
Accounts payable	(827)	23,374	17,069
Accrued expenses	(18,411)	(7,434)	3,936

Net cash provided by operating activities	102,295	41,396	98,028

Cash Flows From Investing Activities:
Capital expenditures	(46,778)	(61,124)	(76,568)
Proceeds from sales of assets	3,130	2,689	820
Proceeds from sales of divisions/subsidiaries	--	--	7,156
Increase in other assets	(12,482)	(10,330)	(25,973)
Purchases of held-to-maturity securities	--	--	(400)
Maturities of held-to-maturity securities	--	400	5,425
Purchases of available-for-sale securities	(56,316)	(112,101)	(23,191)
Sales and maturities of available-for-sale securities	68,433	146,772	57,080

Net cash used for investing activities	(44,013)	(33,694)	(55,651)

Cash Flows From Financing Activities:
Net change in short-term borrowings	(8,486)	31,298	(800)
Net change in long-term debt	856	(1,103)	625
Acquisition of treasury stock	(20,447)	(24,427)	(17,184)
Dividends paid to share owners	(24,842)	(25,558)	(25,784)
Proceeds from exercise of stock options	654	801	986
Other, net	117	(284)	(176)

Net cash used for financing activities	(52,148)	(19,273)	(42,333)

Effect of Exchange Rate Change on
Cash and Cash Equivalents	(120)	19	(26)

Net Increase (Decrease) in Cash and Cash Equivalents	6,014	(11,552)	18

Cash and Cash Equivalents at Beginning of Year	5,223	16,775	16,757

Cash and Cash Equivalents at End of Year	$11,237	$ 5,223	$ 16,775

Total Cash, Cash Equivalents and
Short-Term Investments:
Cash and cash equivalents	$11,237	$ 5,223	$ 16,775
Short-term investments	68,746	79,366	114,996

Totals	$79,983	$84,589	$131,771

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY
(Amounts in Thousands, Except for Share Data)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total Share Owners'
	Class A	Class B	Capital	Earnings	Income	Stock	Equity

Amounts at June 30, 1998	$ 725	$1,426	$6,022	$464,880	$3,709	($28,139)	$448,623
Comprehensive income:
Net income				59,725			59,725
Net change in unrealized gains and losses on securities					(2,100)		(2,100)
Foreign currency translation adjustment					(297)		(297)

Comprehensive income							57,328

Treasury stock activity (973,000 shares)			77			(17,094)	(17,017)
Shares of Class A Common Stock converted to Class B Common Stock (22,000 shares)	(1)	1	311			(311)	---
Exercise of stock options (88,000 shares)			(31)			1,017	986
Cash dividends:
Class A ($.62 per share)				(8,891)			(8,891)
Class B ($.64 per share)				(16,752)			(16,752)

Amounts at June 30, 1999	$ 724	$1,427	$6,379	$498,962	$1,312	($44,527)	$464,277
Comprehensive income:
Net income				48,462			48,462
Net change in unrealized gains and losses on securities					(560)		(560)
Foreign currency translation adjustment					(426)		(426)

Comprehensive income							47,476

Treasury stock activity (1,182,000 shares)			1,413			(20,294)	(18,881)
Shares of Class A Common Stock converted to Class B Common Stock (35,000 shares)	(2)	2	27			(27)	---
Exercise of stock options (87,000 shares)			237			801	1,038
Cash dividends:
Class A ($.62 per share)				(8,863)			(8,863)
Class B ($.64 per share)				(16,520)			(16,520)

Amounts at June 30, 2000	$ 722	$1,429	$8,056	$522,041	$ 326	($64,047)	$468,527
Comprehensive income:
Net income				16,583			16,583
Net change in unrealized gains and losses on securities					1,143		1,143
Foreign currency translation adjustment					(33)		(33)

Comprehensive income							17,693

Treasury stock activity (1,332,000 shares)			57			(19,942)	(19,885)
Shares of Class A Common Stock converted to Class B Common Stock (51,000 shares)	(2)	2	375			(375)	---
Exercise of stock options (83,000 shares)			(356)			1,088	732
Cash dividends:
Class A ($.62 per share)				(8,761)			(8,761)
Class B ($.64 per share)				(15,882)			(15,882)

Amounts at June 30, 2001	$ 720	$1,431	$8,132	$513,981	$ 1,436	($83,276)	$442,424

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

Inventories: Inventories are stated at the lower of cost or market value.  Cost includes material, labor and applicable manufacturing overhead and is determined using the last-in, first-out (LIFO) method for approximately 38% and 45% of consolidated inventories in 2001 and 2000, respectively.  Cost of the remaining inventories is determined using the first-in, first-out (FIFO) method.

Property, Equipment and Depreciation: Property and equipment are stated at cost.  Depreciation is provided over the estimated useful life of the assets using the straight-line method for financial reporting purposes.  Maintenance, repairs and minor renewals and betterments are expensed; major improvements are capitalized.  The Company performs reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Research and Development: The costs of research and development are expensed as incurred.  These costs were approximately, in millions, $14.5 in 2001, $13.5 in 2000, and $11.6 in 1999.

Medical Care and Disability Benefit Plans: The Company is self-insured with respect to certain medical care and disability benefit plans for approximately 75% of covered domestic employees.  The Company carries stop-loss insurance coverage to mitigate severe losses under these plans.  The balance of domestic employees is covered under fully insured HMO plans.  The costs for such plans are charged against earnings in the year in which the incident occurred.  The Company does not provide benefits under these plans to retired employees.  Employees of foreign subsidiaries are covered by local benefit plans, the cost of which is not significant to the consolidated financial statements.

Income Taxes: Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States.  If remitted, the additional United States taxes paid would not be material.

Off-Balance Sheet Risk and Concentration of Credit Risk: The Company engages in financing arrangements with customers on a limited basis and has business and credit risks concentrated in the transportation, computer, telecommunications, consumer electronics and furniture industries.  One customer, TRW, Inc., represented a significant portion of consolidated accounts receivable at June 30, 2001.  The Company currently does not foresee a credit risk associated with these receivables.

Reclassifications:  Certain prior year amounts have been reclassified to conform with the current year presentation.

Stock-Based Compensation:  The Company accounts for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when options are issued at fair market value.  The Company has adopted the disclosure requirements of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation.

New Accounting Standards:  In July 2001, the Financial Accounting Standards Board issued statement No. 141, Business Combinations (FAS 141), and statement No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under FAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. The Company is required to adopt FAS 142 effective July 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the goodwill nonamortization and intangible amortization provisions of this statement. The Company currently is evaluating the effect the adoption of FAS 142 will have on its results of operations and financial position.

Effective July 1, 2000, the Company adopted Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value.  The Company periodically engages in limited derivative activity consisting primarily of forward purchases of foreign currency.  The new standard did not have a material effect on the Company's financial condition or results of operations for fiscal year 2001.

In the fourth quarter of fiscal 2001, the Company changed its income statement classification of shipping and handling fees and costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.  As a result of this adoption of EITF 00-10, the Company now reflects all shipping and handling fees billed to customers as sales while the related shipping and handling costs are included in cost of goods sold.  Prior to the adoption of EITF 00-10 some fees and costs were netted in selling, general and administrative expenses.  Shipping and handling fees and costs for all prior periods presented have been reclassified to conform to the new income statement presentation.  The reclassifications had no impact on the Company's financial position or net income.

NOTE 2    ACQUISITIONS AND DISPOSITIONS

Acquisitions of Subsidiaries:
In the first quarter of fiscal year 2001, the Company acquired the manufacturing assets of Alcatel located in Poznan, Poland.  The Company leases the facility and manufactures telecommunications equipment under a supply agreement with Alcatel.  The acquisition was accounted for as a purchase and was financed with available cash on hand.  The new facility is not a significant subsidiary, and accordingly, pro forma results of operations have not been provided.

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

Dispositions of Subsidiaries:
The Company sold Kimball Furniture Reproductions, a furniture manufacturing facility located in Montgomery, Alabama, and ToolPro, a carbide cutting tools production operation located in Jasper, Indiana in the fourth quarter of fiscal year 1999.  The sale of these subsidiaries generated a $2.7 million after-tax gain which is included in 1999 consolidated operating results.

NOTE 3    INVENTORIES

Inventories are valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 38% and 45% of consolidated inventories in 2001 and 2000, respectively, including approximately 75% and 80% of the Furniture and Cabinets Segment inventories in 2001 and 2000, respectively.  The cost of Electronic Contract Assemblies Segment inventories and the remaining inventories in the Furniture and Cabinets Segment are valued using the lower of first-in, first-out (FIFO) cost or market value.

Had the FIFO method been used for all inventories, net income would have been $0.3 million lower in 2001, $1.5 million higher in 2000, and $0.2 million lower in 1999.  Additionally, inventories would have been, in millions, $22.1 and $22.7 higher at June 30, 2001 and 2000, respectively, if the FIFO method had been used.  During 2001 and 2000, certain inventory quantity reductions caused a liquidation of LIFO inventory values, which increased net income by $0.7 million in 2001 and were immaterial in 2000.

Inventory components at June 30 are as follows:

	2001	2000

(Amounts in Thousands)
Finished products	$ 47,693	$ 31,251
Work-in-process	17,165	18,149
Raw materials	52,823	67,658

Total inventory	$117,681	$117,058

NOTE 4    PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

	2001	2000

(Amounts in Thousands)
Land	$ 9,821	$ 7,326
Buildings and improvements	186,847	182,587
Machinery and equipment	352,016	335,396
Construction-in-progress	19,111	15,399

Total	$567,795	$540,708
Less: Accumulated depreciation	(325,843)	(292,498)

Property and equipment, net	$241,952	$248,210

The useful lives used in computing depreciation are based on the Company's estimate of the service life of the classes of property, as follows:

Years

Buildings and improvements	5 to 50
Machinery and equipment	2 to 20
Leasehold improvements	Life of Lease

Depreciation and amortization of property and equipment totaled, in millions, $46.9 for 2001, $37.5 for 2000, and $33.4 for 1999.

NOTE 5    LEASE COMMITMENTS

Operating leases for certain office, showroom, warehouse and manufacturing facilities, land and equipment, which expire from fiscal year 2002 to 2030, contain provisions under which minimum annual lease payments are, in millions, $6.4, $5.5, $4.0, $2.4, and $0.7 for the five years ended June 30, 2006, respectively, and aggregate $1.6 million from 2006 to the expiration of the leases in 2030.  The Company is obligated under certain real estate leases to maintain the properties and pay real estate taxes.

Total rental expenses amounted to, in millions, $5.6, $7.4, and $7.1 in 2001, 2000 and 1999, respectively.

NOTE 6    LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt is principally obligations under long-term capitalized leases.  Aggregate maturities of long-term debt for the next five years are, in thousands, $1,031, $931, $1,559, $476, and $7, respectively, and aggregate $347 thereafter.  Interest rates range from 0% to 9.25%.  Interest paid was immaterial in the three years ending June 30, 2001.  Based upon borrowing rates currently available to the Company, the fair value of the Company's debt approximates the carrying value.

The Company maintains a five year revolving credit facility that provides for up to $100 million in borrowings.  The Company uses this facility for acquisitions and general corporate purposes.  A commitment fee is payable on the unused portion of the credit facility.  The interest rate applicable to borrowings under the agreement is based on the London Interbank Offered Rate (LIBOR) plus a margin.  The Company is in compliance with debt covenants requiring it to maintain certain debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions.  At June 30, 2001 and June 30, 2000, the Company had $27.5 million and $35.4 million, respectively, of short-term borrowings outstanding under this facility.

NOTE 7    RETIREMENT PLANS

The Company has a trusteed defined contribution Retirement Plan in effect for substantially all domestic employees meeting the eligibility requirements.  Company contributions are based on a percent of net income as defined in the plan; the percent of contribution is determined by the Board of Directors up to specific maximum limits.  The plan includes a 401(k) feature, thereby permitting participants to make additional voluntary contributions on a pretax basis.  Payments by the Company to the trusteed plan are vested and held for the sole benefit of participants.  Total contributions to the Retirement Plans for 2001, 2000 and 1999 were approximately, in millions, $5.0, $9.1, and $10.8, respectively.

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

On June 11, 1996, the Board of Directors adopted the 1996 Stock Incentive Program, which was approved by the Company's Share Owners on October 22, 1996.  Under this plan, 4,200,000 shares of Class B Common Stock were reserved, in addition to the approximately 2.7 million remaining shares currently reserved under the 1987 plan, for incentive stock options, nonqualified stock options, stock appreciation rights, and performance share awards available for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees.  The 1996 Stock Incentive Program is a ten year plan.  The number of employees participating in the program was 270 in fiscal years 2001 and 2000, and 290 in fiscal year 1999.

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

Stock option transactions are as follows:
	Number of Shares	Weighted Average Exercise Price

Options outstanding June 30, 1998	1,650,016	$16.30

Granted	551,521	18.20
Exercised	(141,993)	13.78
Forfeited	(180,716)	16.57
Expired	(20,871)	14.80
Options outstanding June 30, 1999	1,857,957	17.05

Granted	517,418	19.66
Exercised	(179,050)	12.62
Forfeited	(236,383)	18.19
Expired	(23,386)	12.22
Options outstanding June 30, 2000	1,936,556	18.07

Granted	816,401	16.10
Exercised	(253,633)	13.16
Forfeited	(219,074)	18.87
Expired	(112,134)	13.27
Options outstanding June 30, 2001	2,168,116	$18.07

Shares available for future options	5,106,848

Following is a status of options outstanding at June 30, 2001:
	Outstanding Options			Exercisable Options

Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$12.00-$16.00	235,077	3 years	$14.19	161,423	$13.77
$16.00-$20.00	1,527,850	6 years	17.68	539,704	18.06
$20.00-$24.00	405,189	2 years	21.82	405,189	21.82

Total	2,168,116	5 years	$18.07	1,106,316	$18.81

The Company adopted the disclosure requirements of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (FAS 123).  The Company has elected to continue to follow the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations; accordingly, no compensation cost has been reflected in the financial statements for its incentive stock options.  Had compensation cost for the Company's incentive stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended June 30

	2001	2000	1999
(Amounts in Thousands, Except for per Share Data)
Net Income
As Reported	$16,583	$48,462	$59,725
Pro Forma	$13,509	$46,001	$57,444

Earnings Per Share of Common Stock:
As Reported:
Basic:
Class A	$0.41	$1.19	$1.46
Class B	$0.43	$1.21	$1.48
Diluted:
Class A	$0.41	$1.19	$1.45
Class B	$0.43	$1.21	$1.47

Pro Forma:
Basic:
Class A	$0.33	$1.13	$1.40
Class B	$0.35	$1.15	$1.42
Diluted:
Class A	$0.33	$1.13	$1.40
Class B	$0.35	$1.15	$1.42

The weighted average fair value at date of grant for options granted during the years ended June 30, 2001, 2000 and 1999 was $4.38, $5.49 and $3.72 per option, respectively.

The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 38.2% in 2001, 38.5% in 2000 and 34.0% in 1999; risk-free interest rates of 6.1% in 2001, 5.9% in 2000 and 5.4% in 1999; dividend yield of 4.2% in 2001, 3.9% in 2000 and 3.7% in 1999; and an expected life of 4.0 years for 2001 and 3.5 years for 2000 and 1999.

NOTE 9    INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation reserve is provided for deferred tax assets relating to foreign net operating losses due to uncertainty surrounding the utilization of these deferred tax assets.  Income tax benefits of $374,000 associated with foreign net operating losses expire in fiscal year 2012.  The remaining income tax benefits associated with the foreign net operating losses have no expiration period under current tax laws.  The U.S. capital loss carryforward was fully utilized during fiscal year 2001.

The components of the deferred tax assets and liabilities as of June 30, 2001 and 2000, are as follows:

	2001	2000

(Amounts in Thousands)
Deferred Tax Assets:
Receivables	$ 2,803	$ 1,899
Inventory	5,100	4,375
Employee benefits	6,613	6,568
Other current liabilities	5,075	6,233
Restructuring	1,944	--
Goodwill	3,086	--
Miscellaneous	494	202
Foreign net operating losses	1,189	1,784
Capital loss carryforward benefit	--	199
Valuation reserve	(1,189)	(1,983)

Total asset	$25,115	$19,277

Deferred Tax Liabilities:
Property & equipment	$14,195	$14,730
Professional fees	3,878	1,117
Miscellaneous	854	501

Total liability	$18,927	$16,348

The components of income before taxes on income are as follows:

	Year Ended June 30

	2001	2000	1999

(Amounts in Thousands)
United States	$22,536	$73,717	$90,674
Foreign	4,385	685	1,700

Total income before taxes	$26,921	$74,402	$92,374

Taxes on income are composed of the following items:

	Year Ended June 30

	2001	2000	1999

(Amounts in Thousands)
Currently Payable:
Federal	$ 8,559	$22,110	$26,347
Foreign	2,562	192	565
State	2,476	4,074	5,333

Total current	13,597	26,376	32,245

Deferred Taxes	(3,259)	(436)	404

Total taxes on income	$10,338	$25,940	$32,649

A reconciliation of the statutory U.S. income tax rate to the Company's effective income tax rate follows:

	Year Ended June 30

	2001		2000		1999

	Amount	%	Amount	%	Amount	%
(Amounts in Thousands)
Tax computed at statutory rate	$9,422	35.0%	$26,041	35.0%	$32,331	35.0%
State income taxes, net of federal income tax benefit	889	3.3	2,648	3.6	3,466	3.7
Foreign tax effect	1,027	3.8	(240)	(0.3)	(595)	(0.6)
Capital loss benefit	(199)	(0.7)	(427)	(0.6)	(1,586)	(1.7)
Tax-exempt interest income	(1,027)	(3.8)	(1,448)	(2.0)	(1,412)	(1.5)
Non-deductible goodwill	941	3.5	51	0.1	--	--
Other - net	(715)	(2.7)	(685)	(0.9)	445	0.4

Total taxes on income	$10,338	38.4%	$25,940	34.9%	$32,649	35.3%

Cash payments for income taxes, net of refunds, were in thousands, $17,413, $29,826 and $28,884 in 2001, 2000 and 1999, respectively.

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

NOTE 11    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is summarized as follows:
	Three Months Ended
	September 30	December 31	March 31	June 30

(Amounts in Thousands, Except for Per Share Data)
2001:
Net Sales	$320,804	$332,803	$319,767	$287,797
Gross Profit	76,182	79,964	70,561	65,546
Net Income	10,844	12,371	6,943	(13,575)
Basic Earnings Per Share:
Class A	$.27	$.31	$.17	($.35)
Class B	.28	.32	.18	(.35)
Diluted Earnings Per Share:
Class A	$.27	$.31	$.17	($.35)
Class B	.28	.32	.18	(.35)

2000:
Net Sales	$284,795	$301,037	$316,455	$326,125
Gross Profit	74,057	80,039	77,871	84,561
Net Income	11,559	12,227	11,551	13,125
Basic Earnings Per Share:
Class A	$.28	$.30	$.28	$.33
Class B	.29	.30	.29	.33
Diluted Earnings Per Share:
Class A	$.28	$.30	$.28	$.33
Class B	.29	.30	.29	.33

1999:
Net Sales	$270,941	$285,894	$294,638	$279,788
Gross Profit	76,237	80,095	84,358	77,742
Net Income	12,563	14,935	15,189	17,038
Basic Earnings Per Share:
Class A	$.31	$.36	$.37	$.42
Class B	.31	.37	.38	.42
Diluted Earnings Per Share:
Class A	$.30	$.36	$.37	$.42
Class B	.31	.37	.38	.42

Net income in the second quarter of fiscal 1999 was increased by, in thousands, $1,337 or $0.03 per share, representing the gain on the sale of a stock investment of which the Company held a minor interest.  Net income in the fourth quarter of fiscal 1999 was increased by, in thousands, $2,674 or $0.06 per share, representing the gain on the sale of two subsidiaries.  Net income in the fourth quarter of fiscal 2001 includes, in thousands, $19,668 for restructuring and other charges.

Net Sales and Gross Profit for all periods presented have been restated to conform with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, as explained in Note 1 - Summary of Significant Accounting Policies.

NOTE 12    SHORT-TERM INVESTMENTS

The Company's short-term investment portfolio consists of available-for-sale securities in fiscal year 2001 and 2000.  Fair values are estimated based upon the quoted market values of those, or similar instruments.  Carrying costs reflect the original purchase price, with discounts and premiums amortized over the life of the security.

Available-for-sale securities are reported at fair value and consist primarily of government and municipal obligations with fair values and carrying costs of, in thousands, $68,746 and $67,735 at June 30, 2001, compared to $79,366, and $79,852 at June 30, 2000, respectively.  Unrealized holding gains and losses at June 30, 2001 were, in thousands, $1,011 and $0, compared to $22 and ($508) at June 30, 2000, respectively.  All available-for-sale securities mature within a five year period.

Proceeds from sales of available-for-sale securities were, in thousands, $44,514 and $73,087 for the years ended June 30, 2001 and 2000, respectively.  Gross realized gains and losses on the sale of available-for-sale securities at June 30, 2001 were, in thousands, $265 and ($48) respectively, compared to gross realized gains and losses of, in thousands, $107 and ($283) respectively, at June 30, 2000.  The cost was determined on each individual security in computing the realized gains and losses.

NOTE 13    ACCRUED EXPENSES

Accrued expenses at June 30 consist of:

	June 30

	2001	2000

(Amounts in Thousands)
Taxes	$ 157	$ 5,939
Compensation	22,762	25,895
Retirement plan	4,809	8,904
Other expenses	29,424	35,196

Total accrued expenses	$ 57,152	$75,934

NOTE 14   SEGMENT AND GEOGRAPHIC AREA INFORMATION

Effective for the year ended June 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131).  The adoption of FAS 131 requires the presentation of segment information which is consistent with information utilized by management for purposes of allocating resources and assessing performance.  Management organizes the Company into segments based upon differences in products and services offered in each segment.  The segments and their principal products and services are as follows:

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

The Electronic Contract Assemblies Segment provides design engineering, manufacturing, packaging and distribution of electronic assemblies, circuit boards, multi-chip modules and semiconductor components on a contract basis to a variety of industries on a global scale.  Intersegment sales are insignificant.  Included in the Electronic Contract Assemblies Segment are sales to one customer totaling in millions, $192.2, $205.0 and $178.9 in 2001, 2000 and 1999, respectively, representing 15%, 17% and 16% of consolidated net sales.

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

The Company evaluates segment performance based upon several financial measures, although the two most common include economic profit, which incorporates a segment's cost of capital when evaluating financial performance, and net income.  Pursuant to FAS 131, net income is reported for each segment as it is the measure most consistent with the measurement principles used in the Company's consolidated financial statements.

	2001

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$871,835	$389,252	$ 84	$1,261,171
Depreciation and Amortization	35,064	12,588	--	47,652
Interest Income	--	--	3,026	3,026
Interest Expense	283	12	1,146	1,441
Taxes on Income	4,580	6,166	(408)	10,338
Net Income (1)	6,925	7,219	2,439	16,583
Total Assets	412,934	192,891	73,159	678,984
Capital Expenditures	25,445	21,333	--	46,778

	2000

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$860,721	$367,610	$ 81	$1,228,412
Depreciation and Amortization	32,972	10,829	--	43,801
Interest Income	--	--	4,709	4,709
Interest Expense	284	--	252	536
Taxes on Income	16,237	9,221	482	25,940
Net Income	27,656	14,218	6,588	48,462
Total Assets	458,946	181,147	83,558	723,651
Capital Expenditures	44,055	17,069	--	61,124

	1999

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$795,364	$335,853	$ 44	$1,131,261
Depreciation and Amortization	29,763	9,947	--	39,710
Interest Income	--	--	6,554	6,554
Interest Expense	412	--	64	476
Taxes on Income	19,566	11,856	1,227	32,649
Net Income	34,569	18,185	6,971	59,725
Total Assets	389,725	140,905	130,756	661,386
Capital Expenditures	67,141	9,427	--	76,568

(1) Includes after-tax restructuring and other charges of $19.7 million in fiscal year 2001.  On a segment basis, the Furniture and Cabinets Segment recorded a $13.2 million restructuring charge, the Electronic Contract Assemblies Segment recorded $5.6 million of restructuring and other charges, and Unallocated Corporate recorded a $0.9 million restructuring charge.  See Note 17 of the Consolidated Financial Statements for further discussion.

Geographic Area

The following geographic area data include net sales based on product shipment destination and long-lived assets based on physical location.  Long-lived assets include property and equipment and other long-term assets such as software.

	Year Ended June 30

	2001	2000	1999
(Amounts in Thousands)
Net Sales:
United States	$1,124,199	$1,132,172	$1,047,237
Foreign	136,972	96,240	84,024

Total net sales	$1,261,171	$1,228,412	$1,131,261

Long-Lived Assets:
United States	$ 259,990	$ 261,792	$ 233,132
Foreign	30,650	27,328	26,172

Total long-lived assets	$ 290,640	$ 289,120	$ 259,304

Net Sales for all periods presented have been restated to conform with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, as explained in Note 1 - Summary of Significant Accounting Policies.

NOTE 15   EARNINGS PER SHARE

Earnings per share are computed using the two-class common stock method due to the dividend preference of Class B Common Stock.  Basic earnings per share are based on the weighted average number of shares outstanding during the period.  Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares and related payment of assumed dividends for all potentially dilutive securities.  Earnings per share of Class A and Class B Common Stock are as follows:

	2001

(Amounts in Thousands, Except per Share Data)	Class A	Class B	Total
Basic Earnings Per Share:
Dividends declared	$ 8,761	$15,882	$24,643
Undistributed earnings	(2,916)	(5,144)	(8,060)

Net Income	$5,845	$10,738	$16,583

Average Basic Shares Outstanding	14,141	24,952	39,093

Basic Earnings Per Share	$ 0.41	$ 0.43

Diluted Earnings Per Share:
Dividends declared and assumed dividends on dilutive shares	$ 8,761	$ 15,919	$ 24,680
Undistributed earnings	(2,925)	(5,172)	(8,097)

Net Income	$ 5,836	$ 10,747	$ 16,583

Average Diluted Shares Outstanding	14,141	25,010	39,151

Diluted Earnings Per Share	$ 0.41	$ 0.43

	2000

(Amounts in Thousands, Except per Share Data)	Class A	Class B	Total
Basic Earnings Per Share:
Dividends declared	$ 8,863	$ 16,520	$ 25,383
Undistributed earnings	8,202	14,877	23,079

Net Income	$ 17,065	$31,397	$48,462

Average Basic Shares Outstanding	14,299	25,935	40,234

Basic Earnings Per Share	$ 1.19	$ 1.21

Diluted Earnings Per Share:
Dividends declared and assumed dividends on dilutive shares	$ 8,863	$16,594	$25,457
Undistributed earnings	8,152	14,853	23,005

Net Income	$17,015	$31,447	$48,462

Average Diluted Shares Outstanding	14,299	26,050	40,349

Diluted Earnings Per Share	$1.19	$1.21

	1999

(Amounts in Thousands, Except per Share Data)	Class A	Class B	Total
Basic Earnings Per Share:
Dividends declared	$ 8,891	$16,752	$25,643
Undistributed earnings	12,029	22,053	34,082

Net Income	$20,920	$38,805	$59,725

Average Basic Shares Outstanding	14,338	26,286	40,624

Basic Earnings Per Share	$ 1.46	$ 1.48

Diluted Earnings Per Share:
Dividends declared and assumed dividends on dilutive shares	$ 8,891	$16,890	$25,781
Undistributed earnings	11,917	22,027	33,944

Net Income	$20,808	$38,917	$59,725

Average Diluted Shares Outstanding	14,338	26,501	40,839

Diluted Earnings Per Share	$ 1.45	$ 1.47

Included in the diluted earnings per share computation are 58,000, 115,000 and 215,000 average shares of Class B common stock representing the dilutive effect of stock options and contingently issuable performance share grants for the twelve months ended June 30, 2001, 2000 and 1999, respectively.  Also included in the diluted earnings per share computation are $37,000, $74,000 and $138,000 of Class B assumed dividends payable on those dilutive shares for the twelve months ended June 30, 2001, 2000 and 1999, respectively.  A corresponding reduction of undistributed earnings has been allocated evenly over Class A and Class B shares.  Antidilutive stock options amounting to 1,960,871 out of 2,268,576 average shares outstanding were excluded from the dilutive calculation for 2001, and 1,377,270 out of 2,020,697 average shares outstanding were excluded from the dilutive calculation for 2000, and 981,902 out of 1,901,947 average shares outstanding were excluded from the dilutive calculation for 1999.

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

	Accumulated Other Comprehensive Income (Net of tax if applicable)

	Foreign Currency Translation Adjustments	Net Change in Unrealized Gains and Losses on Securities	Accumulated Other Comprehensive Income
(Amounts in Thousands)
Balance at June 30, 1998	$1,535	$2,174	$3,709

Current year change	(297)	(2,100)	(2,397)
Balance at June 30, 1999	1,238	74	1,312

Current year change	(426)	(560)	(986)
Balance at June 30, 2000	812	(486)	326

Current year change	(33)	1,143	1,110
Balance at June 30, 2001	$ 779	$ 657	$1,436

NOTE 17   RESTRUCTURING AND OTHER EXPENSE

Restructuring:
During the fourth quarter of fiscal year 2001, the Company announced a restructuring plan designed to more closely align its operating capabilities and capacities with changing customer and market requirements and current economic conditions. The plan includes consolidating manufacturing facilities and processes, and scaling capacities at other facilities. The Company expects total pre-tax restructuring costs to be approximately $28 - $30 million.

As a result of the plan, the Company recognized pre-tax restructuring charges of $25.7 million in fiscal year 2001. The charges consist of $2.6 million for employee transition and other employee costs paid or to be paid to approximately 650 hourly and salaried employees, $11.5 million for asset write-downs, $7.5 million for goodwill write-offs, $3.4 million for plant closure and other exit costs, and $0.7 million (recorded in cost of goods sold) for inventory write-downs. The write-down of assets and goodwill was required because the carrying value of the long-lived assets affected by the restructuring plan exceeded the projected future undiscounted cash flows, including sales proceeds. Therefore, the Company was required to reduce the carrying value of the long-lived assets to fair value. The estimated fair value was measured by discounted cash flows.

The components of the charges have been computed based on actual cash payments, an estimate of the realizable value of the affected assets and estimated employee transition and other exit costs. The charges have been accounted for in accordance with the guidelines outlined in Emerging Issues Task Force Consensus 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This consensus provides specific guidance as to the appropriate recognition of costs associated with employee termination benefits and other exit costs. These costs may be accrued when, 1) management having the appropriate level of authority, approves the plan prior to the balance sheet date, 2) the plan contains specific detail relating to the actions to be taken, 3) the costs do not benefit future operations in any manner and are not associated with any revenue producing activity, and 4) with respect to transition payments, pertain to employees who have been properly notified of the benefit arrangement prior to the balance sheet date. All other costs that do not meet these criteria must be expensed as incurred.

Within the Furniture and Cabinets Segment, the Company recorded pre-tax restructuring charges of $20.0 million. The plan includes the closing and selling of four manufacturing facilities in the U.S. -- one in North Carolina, one in Kentucky, and two in Indiana. Three other manufacturing facilities in Indiana will scale capacity to allow for consolidation and/or to align with current volume and growth projections to meet changing customer and market requirements.

Within the Electronic Contract Assemblies Segment, the Company recorded pre-tax restructuring charges of $4.2 million, including $0.7 million recorded in cost of goods sold for inventory, primarily related to the estimated loss on the sale of an electronics manufacturing facility in France.

The Company recorded a Corporate pre-tax restructuring charge of $1.5 million primarily related to closing an administrative office location and a Company owned energy center, both located in Indiana, and employee transition costs.

Activities outlined in the restructuring plan began in late fiscal year 2001 and are expected to be completed within 12 months of plan inception.

The restructuring charge, utilization and cash paid to date, and ending reserve balances at June 30, 2001 were as follows:

		2001 Amounts Charged		2001 Amounts Utilized/ Cash Paid	2001 Amounts Adjusted	Reserve at 6/30/01

	Cash	Non-Cash	Total
(Amounts in Thousands)
Transition and Other Employee Costs	$2,618	$ --	$ 2,618	$ 1,215	$--	$1,403
Asset and Goodwill Write-downs	--	18,958	18,958	18,958	--	--
Plant Closure and Other Exit Costs	3,421	670	4,091	49	--	4,042

Total	$6,039	$19,628	$25,667	$20,222	$--	$5,445

The $5.4 million reserve balance remaining at June 30, 2001 appears adequate, at this time, to cover committed restructuring actions. The Company expects an additional $2 - $4 million of pre-tax expensed as incurred items during fiscal year 2002. The Company estimates that once the plan is executed, these actions will reduce its total cost structure through reduced employee costs, manufacturing process costs and facility costs. A portion of these cost savings will be redeployed into strategic initiatives designed to accelerate sales growth and profitability, and improve quality and efficiencies.

Other Expense:
During the fourth quarter of fiscal year 2001, the Company recorded a pre-tax charge of $2.7 million for goodwill impairment within the Electronic Contract Assemblies Segment unrelated to the above described restructuring plan pursuant to the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of.  This charge is included in the Restructuring and Other Expense line item on the Company's fiscal year 2001 Consolidated Statement of Income.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors
The information called for by this item with respect to Directors is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2001 under the captions - "Election of Directors"; "Information Concerning the Board of Directors and Committees"; and "Compensation of Executive Officers."

Executive Officers of the Registrant
The information called for by this item with respect to Executive Officers of the Registrant is included at the end of Part I and is incorporated herein by reference.

Item 11 - Executive Compensation
The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2001 under the caption "Compensation of Executive Officers."

Item 12 - Security Ownership of Certain Beneficial Owners and Management
The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2001 under the caption "Share Ownership Information."

Item 13 - Certain Relationships and Related Transactions
The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2001 under the caption "Compensation Committee Interlocks and Insider Participation."

PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of the Report:

       (1)  Financial Statements:

    (2)  Financial Statement Schedules:

II. Valuation and Qualifying Accounts for the Three Years Ended June 30, 2001	53

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

    (3)  Exhibits

                    See the Exhibit Index on page 54 for a list of the exhibits filed or incorporated herein as a part of this report.

(b)  Reports on Form 8-K

                      No reports on Form 8-K were filed during the fourth quarter of the 2001 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer September 5, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Douglas A. Habig

DOUGLAS A. HABIG
Chairman of the Board, Chief Executive Officer September 6, 2001

/s/ James C. Thyen

JAMES C. THYEN
President September 6, 2001

/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer September 5, 2001

/s/ Roy W. Templin

ROY W. TEMPLIN Vice President, Finance Chief Accounting Officer September 4, 2001

Signature	Signature

/s/ Thomas L. Habig	/s/ Douglas A. Habig

THOMAS L. HABIG*	DOUGLAS A. HABIG*
Director	Director

/s/ John B. Habig	/s/ James C. Thyen

JOHN B. HABIG*	JAMES C. THYEN*
Director	Director

/s/ John T. Thyen	/s/ Jack R. Wentworth

JOHN T. THYEN*	JACK R. WENTWORTH*
Director	Director

/s/ Christine M. Vujovich	/s/ Brian K. Habig

CHRISTINE M. VUJOVICH*	BRIAN K. HABIG*
Director	Director

/s/ Harry W. Bowman	/s/ Polly B. Kawalek

HARRY ("HANK") W. BOWMAN*	POLLY B. KAWALEK*
Director	Director

*  The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date

September 7, 2001	/s/ Ronald J. Thyen

RONALD J. THYEN
Director

September 10, 2001	/s/ Alan B. Graf, Jr.

ALAN B. GRAF, JR.
Director
Individually and as Attorneys-In-Fact

Kimball International, Inc.
 Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Expense	Charged to Other Accounts	Write-offs and Recoveries	Balance at End of Year

(Amounts in Thousands)
Year Ended June 30, 2001
Valuation Allowances:
Receivables	$4,713	$3,912	$ 364	$(2,109)	$6,880
Deferred Tax Asset	$1,983	$ (794)	---	---	$1,189

Year Ended June 30, 2000
Valuation Allowances:
Receivables	$3,816	$1,414	$ 222	$ (739)	$4,713
Deferred Tax Asset	$2,880	$ (897)	---	---	$1,983

Year Ended June 30, 1999
Valuation Allowances:
Receivables	$4,023	$ 662	$ 311	$(1,180)	$3,816
Deferred Tax Asset	$4,794	$(1,914)	---	---	$2,880

**  Fiscal year 1999 reductions to the deferred tax asset valuation allowance relate primarily to the utilization of capital loss carryforwards and related reversal of the valuation allowance as a result of the sale of two subsidiaries and the sale of a stock investment of which the Company held a minor interest.

KIMBALL INTERNATIONAL, INC.
INDEX OF EXHIBITS

Exhibit No.	Description

3(a)	Amended and restated Articles of Incorporation of the Company. (Incorporated by reference to the Company's Form 10-Q for the period ended December 31, 1997.)
3(b)	Restated By-laws of the Company. (Incorporated by reference to the Company's Form 10-Q for the period ended September 30, 2000.)
10(a)*	Supplemental Bonus Plan. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1999.)
10(b)*	Agreement with Directors who are also employees of the Company concerning $25,000 payment to a named beneficiary upon death.
(Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1997.)
10(c)*	1996 Stock Incentive Program.
10(d)*	1996 Director Stock Compensation and Option Plan.
10(e)*	Form of Split Dollar Life Insurance Contract. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2000.)
10(f)*	Supplemental Executive Retirement Plan. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2000.)
10(g)	Credit Agreement with NBD Bank, N.A. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1999.)
11	Computation of Earnings Per Share. (Incorporated by reference to Note 15, Earnings Per Share, of the Notes to Consolidated Financial Statements, which can be found in Item 8.)
21	Significant Subsidiaries of the Company.
23	Consent of Independent Public Accountants.
24	Power of Attorney.

* = constitutes management contract or compensatory arrangement.