Form 10-Q
period 2001-09-30
KIMBALL INTERNATIONAL INC
filed 2001-11-06
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X    No

The number of shares outstanding of the Registrant's common stock as of October 29, 2001 were:

Class A Common Stock - 14,042,996 shares
Class B Common Stock - 24,006,477 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	(unaudited) September 30, 2001	June 30, 2001

Assets
Current Assets:
Cash and cash equivalents	$ 7,660	$ 11,237
Short-term investments	64,184	68,746
Receivables, less allowances of $7,605 and $6,880, respectively	152,594	150,015
Inventories	110,631	117,681
Other	35,773	33,808

Total current assets	370,842	381,487

Property and Equipment - net of accumulated depreciation of $334,891 and $325,843, respectively	240,423	241,952
Other Assets	59,514	55,545

Total Assets	$670,779	$678,984

Liabilities and Share Owners' Equity
Current Liabilities:
Loans payable	$ 24,085	$ 28,914
Current maturities of long-term debt	723	1,031
Accounts payable	98,417	102,025
Dividends payable	6,016	6,006
Accrued expenses	57,562	57,152
Accrued restructuring	5,059	5,445

Total current liabilities	191,862	200,573

Other Liabilities:
Long-term debt, less current maturities	3,275	3,320
Deferred income taxes and other	33,478	32,667

Total other liabilities	36,753	35,987

Share Owners' Equity:
Common stock	2,151	2,151
Additional paid-in capital	8,055	8,132
Retained earnings	512,854	513,981
Accumulated other comprehensive income	1,611	1,436
Less: Treasury stock, at cost	(82,507)	(83,276)

Total Share Owners' Equity	442,164	442,424

Total Liabilities and Share Owners' Equity	$670,779	$678,984

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(unaudited) Three Months Ended September 30,

	2001	2000

Net Sales	$285,776	$320,804

Cost of Sales	221,072	244,622

Gross Profit	64,704	76,182

Selling, General and Administrative Expenses	58,916	60,766

Restructuring Expense	156	--

Operating Income	5,632	15,416

Other Income (Expense): Interest expense	(62)	(537)
Interest income	656	852
Other - net	988	1,218

Other income - net	1,582	1,533

Income Before Taxes on Income	7,214	16,949

Taxes on Income	2,325	6,105

Net Income	$ 4,889	$ 10,844

Earnings Per Share of Common Stock: Basic:
Class A	$ .13	$ .27
Class B	$ .13	$ .28
Diluted:
Class A	$ .13	$ .27
Class B	$ .13	$ .28

Dividends Per Share of Common Stock:
Class A	$ .155	$ .155
Class B	$ .160	$ .160

Average Total Number of Shares Outstanding
Class A and B Common Stock: Basic	38,031	39,271
Diluted	38,060	39,363

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(unaudited) Three Months Ended September 30,

	2001	2000

Cash Flows From Operating Activities:
Net income	$ 4,889	$ 10,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,925	11,371
Gain on sales of assets	(123)	(226)
Restructuring	(496)	--
Deferred income tax and other deferred charges	540	385
Change in current assets and liabilities:
Receivables	(2,579)	(1,642)
Inventories	7,050	(15,903)
Other current assets	(1,792)	286
Accounts payable	(3,692)	4,186
Accrued expenses	807	(806)

Net cash provided by operating activities	15,529	8,495

Cash Flows From Investing Activities:
Capital expenditures	(8,116)	(8,875)
Proceeds from sales of assets	292	325
Net change in other assets	(5,155)	580
Purchases of available-for-sale securities	(18,697)	(17,981)
Sales and maturities of available-for-sale securities	23,539	17,706

Net cash used for investing activities	(8,137)	(8,245)

Cash Flows From Financing Activities:
Net change in short-term borrowings	(4,829)	8,704
Net change in long-term debt	(203)	100
Acquisition of treasury stock	(26)	(613)
Dividends paid to share owners	(6,006)	(6,205)
Proceeds from exercise of stock options	269	592
Other - net	(226)	(32)

Net cash (used for) provided by financing activities	(11,021)	2,546

Effect of Exchange Rate Change on Cash and Cash Equivalents	52	(111)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,577)	2,685

Cash and Cash Equivalents-Beginning of Period	11,237	5,223

Cash and Cash Equivalents-End of Period	$ 7,660	$ 7,908

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 231	$ 737
Interest	$ 99	$ 499
Total Cash, Cash Equivalents and Short-Term Investments:
Cash and cash equivalents	$ 7,660	$ 7,908
Short-term investments	64,184	79,912

Totals	$71,844	$87,820

See Notes to Consolidated Financial Statements
5

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Kimball International, Inc. ("the Company") have been prepared in accordance with the instructions to Form 10-Q.  As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements of the interim period. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

Note 2. Inventories

Inventory components of the Company are as follows:

	September 30,	June 30,
(in thousands)	2001	2001

Finished Products	$ 44,346	$ 47,693
Work-in-Process	16,257	17,165
Raw Materials	50,028	52,823

Total inventory	$110,631	$117,681

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three month period ending September 30, 2001 and 2000 is as follows:

	Three Months Ended September 30,

(in thousands)	2001	2000

Net Income	$4,889	$10,844
Net Change in Unrealized Gains/Losses on Securities	183	271
Net Change in Gains/Losses on Derivatives	43	--
Foreign Currency Translation Adjustment	(51)	(307)

Comprehensive Income	$5,064	$10,808

Note 4. Segment Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture and Cabinets Segment manufactures furniture for the office, residential, lodging and healthcare industries and store display fixtures, all sold under the Company's family of brand names. Other products produced by the Furniture and Cabinets Segment on a contract basis include store fixtures, television cabinets and stands, residential furniture and furniture components. The Electronic Contract Assemblies Segment provides design engineering, manufacturing, packaging and distribution of electronic assemblies, circuit boards, multi-chip modules and semiconductor components on a contract basis to a variety of industries on a global scale. Intersegment sales are insignificant. Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments. The basis of segmentation and accounting policies of the segments are consistent with those as disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

	Three Months Ended September 30,

(in thousands)	2001	2000

Net Sales:
Furniture and Cabinets	$193,537	$223,678
Electronic Contract Assemblies	92,220	97,105
Unallocated Corporate and Eliminations	19	21

Consolidated	$285,776	$320,804

Net Income (1):
Furniture and Cabinets	$ 2,725	$ 6,406
Electronic Contract Assemblies	2,152	3,382
Unallocated Corporate and Eliminations	12	1,056

Consolidated	$ 4,889	$ 10,844

Total Assets:
Furniture and Cabinets	$408,178	$468,362
Electronic Contract Assemblies	196,806	191,534
Unallocated Corporate and Eliminations	65,795	82,202

Consolidated	$670,779	$742,098

(1) Net Income includes after-tax restructuring and other charges of $59,000 in three months ended September 30, 2001.  On a segment basis, the Furniture and Cabinets Segment recorded a $113,000 restructuring charge, the Electronic Contract Assemblies Segment recorded restructuring income of $81,000, and Unallocated Corporate recorded a $27,000 restructuring charge.  See Note 5 of the Consolidated Financial Statements for further discussion.

Note 5. Restructuring

During the fourth quarter of fiscal year 2001, the Company announced a restructuring plan designed to more closely align its operating capabilities and capacities with changing customer and market requirements and current economic conditions. The plan includes consolidating manufacturing facilities and processes, and scaling capacities at other facilities. Activities outlined in the restructuring plan began in late fiscal year 2001 and are expected to be completed by the end of fiscal year 2002.

The consolidated operating results for the first quarter of fiscal year 2002 include pre-tax restructuring charges of $156,000, primarily in the Furniture and Cabinets Segment, related to current year restructuring actions and adjustments to original cost estimates. The current year charges primarily are plant consolidation costs, including movement of inventory and equipment, and personnel costs to manage the restructuring.

At September 30, 2001, a total of $5.1 million of restructuring liabilities remained on the Consolidated Balance Sheet as shown below. Payments made during the first quarter relate to restructuring actions initiated during the fourth quarter of fiscal year 2001 as discussed in the Company's 2001 Annual Report on Form 10-K. The restructuring charge, utilization and cash paid to date, and ending reserve balances at September 30, 2001 were as follows:

		Amounts Charged			Amounts
	Reserve at				Utilized/	Amounts	Reserve at
	6/30/2001	Cash	Non-Cash	Total	Cash Paid	Adjusted	9/30/2001
(Amounts in Thousands)
Transition and Other Employee Costs	$1,403	$ 72	$ --	$ 72	$ 287	($98)	$1,090
Plant Closure and Other Exit Costs	4,042	217	(110)	107	255	75	3,969

Total	$5,445	$289	($110)	$179	$542	($23)	$5,059

Restructuring actions are proceeding as planned and the $5.1 million reserve balance remaining at September 30, 2001 appears adequate, at this time, to cover committed restructuring actions. Approximately 650 hourly and salaried employees will be affected by the restructuring, of which approximately 75% have been redeployed or released from the Company as of September 30, 2001. In total, the Company has recognized charges of $25.8 million related to this restructuring, including $0.1 million in the current year and $25.7 million in fiscal year 2001. The Company expects an additional $2 - $4 million of pre-tax expensed as incurred items during fiscal year 2002. The Company estimates that once the plan is executed, these actions will reduce its total cost structure through reduced employee costs, manufacturing process costs and facility costs. A portion of these cost savings will be redeployed into strategic initiatives designed to accelerate sales growth and profitability, and improve quality and efficiencies.

Note 6. New Accounting Standards

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

The Company has changed its income statement classification of shipping and handling fees and costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.  As a result of the adoption of EITF 00-10, the Company now reflects all shipping and handling fees billed to customers as sales while the related shipping and handling costs are included in cost of goods sold.  Prior to the adoption of EITF 00-10 some fees and costs were netted in selling, general and administrative expenses.  Shipping and handling fees and costs for all prior periods presented have been reclassified to conform to the new income statement presentation.  The reclassifications had no impact on the Company's financial position or net income.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which is effective for the Company's fiscal year beginning July 1, 2002.  FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations.  The Company is currently evaluating the potential impact, if any, the adoption of FAS 144 will have on its financial position and results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Net sales in the first quarter of fiscal year 2002 were $285,776,000, declining 11% from the first quarter sales record posted in fiscal year 2001. First quarter fiscal year 2002 net income and Class B diluted earnings per share were $4,889,000 and $0.13, respectively. Net income and Class B diluted earnings per share decreased 55% and 54% from the first quarter of fiscal year 2001, respectively.

In the fourth quarter of fiscal year 2001, the Company announced a plan to restructure certain operations to more closely align the Company's capabilities and capacities with changing market requirements and economic conditions as well as position the Company with a more competitive cost structure vital for overall long-term success. The plan includes activities related to closing or scaling capacities of certain furniture and cabinet manufacturing facilities, closing a Company owned energy center and administrative office, and exiting an electronics manufacturing facility. The Company is moving quickly to execute the plan and believes it is on pace to complete the plan as scheduled by the end of fiscal year 2002.

During the first quarter, the Company recorded $156,000 of pre-tax restructuring charges related to current year restructuring actions and adjustments to original cost estimates. An additional $2 million to $4 million of pre-tax charges are expected in fiscal year 2002 related to the restructuring plan. At September 30, 2001 the remaining restructuring reserve is $5.1 million. Approximately 650 hourly and salaried employees will be affected by the restructuring plan, of which approximately 75% have been redeployed or released from the Company as of September 30, 2001. See notes to the consolidated financial statements for more information regarding restructuring.

The Company also began taking actions in mid fiscal year 2001 to right size its workforce in response to the slowing economy and related lower sales volumes. From January 1 through September 30, 2001, the Company reduced its worldwide workforce by approximately 2,000 employees or 18%. Management estimates that once the restructuring plan has been fully executed, these actions, along with cost reduction efforts already taken, will generate annual pre-tax savings of approximately $35 to $40 million. Part of the savings is expected to be redeployed into strategic initiatives designed to accelerate top-line revenue growth and quality and efficiency improvements. Management expects the majority of the cost savings resulting from the restructuring activities will begin to be realized in the latter half of fiscal year 2002.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000
Consolidated net sales for the first quarter of fiscal year 2002 declined from consolidated net sales a year ago with decreases in both of the Company's segments - the Furniture and Cabinets Segment and the Electronic Contract Assemblies Segment. Net income in the first quarter of fiscal year 2002 declined from the prior year for both segments.

FURNITURE AND CABINETS SEGMENT
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

Fiscal year 2002 first quarter net sales declined 13% in the Furniture and Cabinets Segment from lower sales in all of this segment's key product lines, when compared to the same quarter in fiscal year 2001.

Net sales for the first quarter of fiscal year 2002 in the office furniture product line decreased from the same quarter last year as a result of the decline in general economic and overall industry conditions from a year ago. Price discounting increased in the first quarter of fiscal year 2002 over last year as a result of competitive pricing pressures driven by the economic conditions affecting the industry. Sales of casegoods, systems and seating products have all declined from the same quarter a year ago. For the two-month period ending August 2001, the Company's office furniture sales declined by less than the overall industry's 20% decline estimated by the Business and Institutional Furniture Manufacturer's Association (BIFMA) when compared to the same two-month period ending August 2000.

First quarter fiscal year 2002 net sales in the lodging and healthcare product line decreased from the first quarter of fiscal year 2001, as the lodging industry has been hit especially hard by the slowing economy. The lodging and healthcare product line continued its positive trend in sales mix shift to more standard product offerings, which generally carry a higher margin, in the first quarter of fiscal year 2002 when compared to the same quarter a year ago. The events related to the September 11, 2001 terrorist attacks are expected to further negatively impact the lodging industry, which was already down relative to the prior year as a result of the weakening economy.

Contract furniture and cabinets sales for the first quarter of fiscal year 2002 declined compared to the prior year. Within this product line, sales of large-screen projection television cabinets produced on a contract basis continued its sales growth compared with the prior year; but was more than offset by declines from all other products within this line. A price increase to one of the Company's projection television cabinet customers contributed to this product's sales growth over the same period a year ago.

Net sales in the furniture components product line significantly decreased in the first quarter of fiscal year 2002, compared to the prior year. First quarter sales of lumber, laminate products and plastic components all declined from the prior year more than offsetting an increase in sales volumes of veneer products.

Net income in the Furniture and Cabinets Segment declined in the first quarter of fiscal year 2002 when compared to the same quarter last year as sales volumes declined in all key product lines within this segment. Gross profit, as a percent of sales, improved slightly in the first quarter when compared to the first quarter last year as decreases in labor and material costs, as a percent of sales, more than offset an increase in overhead costs, as a percent of sales. Overhead costs decreased in total dollars compared to the same quarter last year, however the percentage decrease in overhead costs trailed the percentage decline in sales volume. The furniture components product line continues to negatively affect the earnings in this segment as a result of significantly lower sales volumes and continued inefficiencies at the Company's veneer mill in Chandler, Indiana. On a positive note, gross profit improved in the first quarter compared to the same quarter last year at the Company's projection television cabinet operation in Juarez, Mexico, despite decreased sales. Selling, general and administrative (SG&A) expenses in the first quarter of fiscal 2002 decreased in total dollars from the prior year; however, as a percent of sales, SG&A costs increased over the same quarter last year as volume reductions outpaced cost reductions. Lower incentive compensation costs, which are linked to company profitability, contributed to the lower SG&A expenses compared to the prior year.

ELECTRONIC CONTRACT ASSEMBLIES SEGMENT
Net sales for the first quarter of fiscal year 2002 declined from the prior year by 5% in the Electronic Contract Assemblies Segment. Excluding acquisitions, comparable sales in the Electronic Contract Assemblies Segment decreased 13% from the previous year. Sales declines in electronic transportation and computer related products in the first quarter of fiscal year 2002 compared to the prior year more than offset increases in sales of telecommunication components as a result of the Poznan, Poland acquisition, industrial controls and medical components over the same period comparison. This segment continues to experience product mix changes within and among its various product lines, partly resulting from a planned diversification of its customer base.

Late in the first quarter of last fiscal year, the Company announced it had acquired the manufacturing assets of Alcatel located in Poznan, Poland. The Company leases the facility and manufactures telecommunications equipment under a supply agreement with Alcatel. The acquisition was accounted for as a purchase and was financed with available cash on hand.

Net income in the first quarter of fiscal year 2002 declined from the first quarter of fiscal year 2001 in the Electronic Contract Assemblies Segment. First quarter gross profit was lower compared to the same quarter last year largely as a result of lower sales volumes, product mix changes within and among the product lines in this segment and additional employee transition costs incurred as a result of right-sizing certain operations to current volume levels. Selling, general and administrative expenses decreased in both dollars and as a percent of sales in the first quarter when compared to the same quarter last year, driven primarily by lower incentive compensation, which is linked to company profitability.

Included in this segment are sales to one customer, TRW, Inc. which accounted for 15% and 17% of consolidated net sales in the first quarter of fiscal year 2002 and 2001, respectively. Sales to this customer represent approximately one half of total sales in the Electronic Contract Assemblies Segment.

This segment's investment capital carries a higher degree of risk than the Company's other segment due to increased globalization, rapid technological changes, component availability, the contract nature of this industry, and the importance of sales to one customer.

CONSOLIDATED OPERATIONS
Consolidated selling, general and administrative expenses declined in total dollars, but increased as a percent of sales, 1.6 percentage points, in the first quarter when compared to the prior year. This reduction in selling, general and administrative costs is primarily due to lower incentive compensation costs, which are linked to company profitability. Depreciation and amortization costs are expected to gradually begin increasing in the second quarter of this fiscal year, as new information technology systems and solutions become operational.

Other income increased slightly in the first quarter compared to the same quarter last year as lower interest expense more than offset decreases in interest income and miscellaneous income. Lower interest expense is largely the result of lower outstanding balances on the Company's revolving line of credit and lower interest rates compared to a year earlier. Interest income declined from lower average investment balances, compared to the year earlier, largely from the repurchase of Class B Common Stock for $19 million in the latter half of fiscal year 2001.

The effective income tax rate decreased 3.8 percentage points from the same quarter last year with declines in both the federal and state effective rates. Increased foreign income with lower tax rates and a higher percentage of income before taxes from tax-free municipal bond interest contributed to the lower effective tax rate. Higher foreign taxes in the prior year quarter resulting from a foreign tax gain caused by currency fluctuation had a favorable impact on the effective rate comparison to the prior year.

Net income and Class B diluted earnings per share of $4,889,000 and $0.13, respectively, for the first quarter of fiscal year 2002 decreased 55% and 54%, respectively, from the prior year levels of $10,844,000 and $0.28.

The general softness in the overall U.S. economy has had an impact on the markets for several of the Company's key product lines. The current economic conditions coupled with the events related to the September 11, 2001 attacks make visibility even less clear. The Company cannot predict the impact these circumstances will have on its primary markets.

LIQUIDITY AND CAPITAL RESOURCES
The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings on the Company's revolving credit facility decreased $2 million during the quarter from $52 million at June 30, 2001 to $50 million at September 30, 2001. Working capital at September 30, 2001 was $179 million compared to working capital of $181 million at June 30, 2001. The current ratio at September 30, 2001 remained unchanged, at 1.9, from June 30, 2001.

Operating activities generated $15.5 million of cash flow in the first three months of fiscal year 2002 compared to $8.5 million in the same period of fiscal year 2001. The Company reinvested $13.3 million into capital investments for the future, including production equipment for new contract business and improvements to the Company's information technology systems and solutions. The Company expects to continue to invest in resources for leveraging new and improved information technology systems and solutions. Financing cash flow activities included $6.0 million in dividend payments.

At September 30, 2001, the Company had $22 million of short-term borrowings outstanding under its $100 million revolving credit facility that allows for both issuance of letters of credit and cash borrowings. The Company had $28 million of debt outstanding under this credit facility at June 30, 2001. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company is in compliance with these covenants at September 30, 2001 and does not expect these covenants to limit or restrict the Company's ability to borrow from the credit facility in fiscal year 2002.

The Company anticipates maintaining a strong liquidity position for the 2002 fiscal year and believes its available funds on hand, unused credit line available under the revolving credit facility and cash generated from operations will be sufficient for working capital needs and for funding investments in the Company's future.

FORWARD-LOOKING STATEMENTS
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995, and are subject to risks and uncertainties including, but not limited to, delayed or lost sales relating to overall commerce interruptions resulting from the September 11th attacks on the United States, successful execution of the Company's restructuring plan, significant volume reductions from key contract customers, loss of key customers or suppliers within specific industries, availability or cost of raw materials, and increased competitive pricing pressures reflecting excess industry capacities. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Form 10-K filing for the period ending June 30, 2001.

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

Effective with the fourth quarter of fiscal year 2001, the Company changed its income statement classification of shipping and handling fees and costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. As a result of the adoption of EITF 00-10, the Company now reflects all shipping and handling fees billed to customers as sales while the related shipping and handling costs are included in cost of goods sold. Prior to the adoption of EITF 00-10 some fees and costs were netted in selling, general and administrative expenses. Shipping and handling fees and costs for all prior periods presented have been reclassified to conform to the new income statement presentation. The reclassification had no impact on the Company's financial position or net income.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which is effective for the Company's fiscal year beginning July 1, 2002.  FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations.  The Company is currently evaluating the potential impact, if any, the adoption of FAS 144 will have on its financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2001, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $64 million. The Company classifies its short-term investments in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are stated at market value with unrealized gains and losses being recorded net of tax related effect, if any, as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at September 30, 2001 would cause the fair value of these short-term investments to decline by an immaterial amount.

The Company's earnings are also affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. Based on the outstanding balance of the Company's credit facility at September 30, 2001, a hypothetical 100 basis point increase in interest rates prevailing at this date would not affect the consolidated operating results of the Company by a material amount.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The effect of movements in the exchange rates were not material to the consolidated operating results of the Company in the first quarter of fiscal year 2002. The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates would not affect the consolidated operating results of the Company by a material amount.

PART II.  OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities

On July 9, 2001, 9,375 shares of unregistered restricted Class B Common Stock were issued to one individual purchaser as part of the August 1998 agreement to purchase substantially all of the assets of Transwall, Inc. The Common Stock in this transaction was issued in reliance on the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

Date: November 6, 2001

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description

11	Computation of Earnings Per Share