Form 10-Q
period 2001-12-31
KIMBALL INTERNATIONAL INC
filed 2002-02-11
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X    No

The number of shares outstanding of the Registrant's common stock as of January 29, 2002 were:

Class A Common Stock - 14,033,039 shares
Class B Common Stock - 24,021,434 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	(unaudited) December 31, 2001	June 30, 2001

Assets
Current Assets:
Cash and cash equivalents	$ 22,441	$ 11,237
Short-term investments	54,606	68,746
Receivables, less allowances of $8,292 and $6,880, respectively	136,114	150,015
Inventories, net	108,296	117,681
Other	33,888	33,808

Total current assets	355,345	381,487

Property and Equipment - net of accumulated depreciation of $341,648 and $325,843, respectively	248,773	241,952
Other Assets	61,348	55,545

Total Assets	$665,466	$678,984

Liabilities and Share Owners' Equity
Current Liabilities:
Loans payable	$ 22,566	$ 28,914
Current maturities of long-term debt	686	1,031
Accounts payable	95,087	102,025
Dividends payable	6,018	6,006
Accrued expenses	55,925	57,152
Accrued restructuring	4,097	5,445

Total current liabilities	184,379	200,573

Other Liabilities:
Long-term debt, less current maturities	3,074	3,320
Deferred income taxes and other	35,082	32,667

Total other liabilities	38,156	35,987

Share Owners' Equity:
Common stock	2,151	2,151
Additional paid-in capital	8,016	8,132
Retained earnings	513,384	513,981
Accumulated other comprehensive income	1,699	1,436
Less: Treasury stock, at cost	(82,319)	(83,276)

Total Share Owners' Equity	442,931	442,424

Total Liabilities and Share Owners' Equity	$665,466	$678,984

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

(Unaudited)	(Unaudited)
Three Months Ended	Six Months Ended
December 31,	December 31,

	2001	2000	2001	2000

Net Sales	$296,602	$332,803	$582,378	$653,607

Cost of Sales	227,236	252,839	448,308	497,461

Gross Profit	69,366	79,964	134,070	156,146

Selling, General and Administrative Expenses	59,760	62,969	118,676	123,735

Restructuring Expense	501	-0-	657	-0-

Operating Income	9,105	16,995	14,737	32,411

Other Income (Expense):
Interest expense	(161)	(470)	(223)	(1,007)
Interest income	592	742	1,248	1,594
Other - net	743	1,591	1,731	2,809

Other income - net	1,174	1,863	2,756	3,396

Income Before Taxes on Income	10,279	18,858	17,493	35,807

Taxes on Income	3,732	6,487	6,057	12,592

Net Income	$ 6,547	$ 12,371	$ 11,436	$ 23,215

Earnings Per Share of Common Stock:
Basic:
Class A	$ .17	$ .31	$ .29	$ .58
Class B	$ .17	$ .32	$ .30	$ .59
Diluted:
Class A	$ .17	$ .31	$ .29	$ .58
Class B	$ .17	$ .32	$ .30	$ .59

Dividends Per Share of Common Stock:
Class A	$ .155	$ .155	$ .310	$ .310
Class B	$ .160	$ .160	$ .320	$ .320

Average Total Number of Shares Outstanding Class A and B Common Stock:
Basic	38,049	39,259	38,040	39,265
Diluted	38,071	39,323	38,063	39,342

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(unaudited) Six Months Ended December 31,

	2001	2000

Cash Flows From Operating Activities:
Net income	$11,436	$23,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,452	23,029
Gain on sales of assets	(167)	(270)
Restructuring	(1,164)	-0-
Deferred income tax and other deferred charges	2,372	1,383
Change in current assets and liabilities:
Receivables	13,901	14,081
Inventories	9,385	(20,811)
Other current assets	(19)	4,862
Accounts payable	(7,022)	6,245
Accrued expenses	(686)	(9,323)

Net cash provided by operating activities	50,488	42,411

Cash Flows From Investing Activities:
Capital expenditures	(26,979)	(28,100)
Proceeds from sales of assets	945	487
Increase in other assets	(8,938)	(2,947)
Purchases of available-for-sale securities	(30,555)	(41,663)
Sales and maturities of available-for-sale securities	44,643	54,033

Net cash used for investing activities	(20,884)	(18,190)

Cash Flows From Financing Activities:
Net change in short-term borrowings	(6,348)	(9,135)
Net change in long-term debt	(441)	(94)
Acquisition of treasury stock	(26)	(1,078)
Dividends paid to share owners	(12,021)	(12,419)
Proceeds from exercise of stock options	269	592
Other - net	113	177

Net cash used for financing activities	(18,454)	(21,957)

Effect of Exchange Rate Change on
Cash and Cash Equivalents	54	63

Net Increase in Cash and Cash Equivalents	11,204	2,327

Cash and Cash Equivalents-Beginning of Period	11,237	5,223

Cash and Cash Equivalents-End of Period	$ 22,441	$ 7,550

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 395	$12,878
Interest	$ 194	$ 1,009

Total Cash, Cash Equivalents and
Short-Term Investments:
Cash and cash equivalents	$22,441	$ 7,550
Short-term investments	54,606	67,750

Totals	$77,047	$75,300

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

Note 2. Inventories

Inventory components of the Company are as follows:

	December 31,	June 30,
(in thousands)	2001	2001

Finished Products	$ 39,540	$ 47,693
Work-in-Process	14,563	17,165
Raw Materials	54,193	52,823

Total inventory, net	$108,296	$117,681

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three and six month periods ending December 31, 2001 and 2000 is as follows:

Three Months Ended	Six Months Ended
December 31,	December 31,

	2001	2000	2001	2000

(in thousands)
Net Income	$ 6,547	$12,371	$11,436	$23,215
Net Change in Unrealized Gains/Losses on Securities	(215)	483	(33)	754
Net Change in Gains/Losses on Derivatives	(11)	-0-	32	-0-
Foreign Currency Translation Adjustment	315	358	264	51

Comprehensive Income	$ 6,636	$13,212	$11,699	$24,020

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

Three Months Ended	Six Months Ended
December 31,	December 31,

	2001	2000	2001	2000

(in thousands)
Net Sales:
Furniture and Cabinets	$190,021	$232,791	$383,558	$456,468
Electronic Contract Assemblies	106,565	99,994	198,785	197,100
Unallocated Corporate and Eliminations	16	18	35	39

Consolidated	$296,602	$332,803	$582,378	$653,607

Net Income (1):
Furniture and Cabinets	$ 3,620	$ 6,831	$ 6,345	$ 13,237
Electronic Contract Assemblies	2,885	4,086	5,037	7,468
Unallocated Corporate and Eliminations	42	1,454	54	2,510

Consolidated	$ 6,547	$ 12,371	$ 11,436	$ 23,215

Total Assets:
Furniture and Cabinets	$389,221	$454,486
Electronic Contract Assemblies	199,856	195,957
Unallocated Corporate and Eliminations	76,389	73,873

Consolidated	$665,466	$724,316

(1) Net Income includes after-tax restructuring and other charges of $300,000 and $359,000 in the three and six months ended December 31, 2001.  On a segment basis, in the three and six months ended December 31, 2001, the Furniture and Cabinets Segment recorded a $336,000 and $448,000 restructuring charge, the Electronic Contract Assemblies Segment recorded restructuring income of $0 and $81,000, and Unallocated Corporate recorded restructuring income of $36,000 and $8,000.  See Note 5 of the Consolidated Financial Statements for further discussion.

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

The consolidated operating results for the second quarter of fiscal year 2002 include pre-tax restructuring charges of $501,000, primarily in the Furniture and Cabinets Segment, related to current year restructuring actions and adjustments to original cost estimates. Charges incurred during the quarter primarily are plant consolidation costs, including movement of inventory and equipment, and personnel costs to manage the restructuring.  Six month year-to-date operating results include pre-tax charges of $657,000, primarily in the Furniture & Cabinets Segment.

At December 31, 2001, a total of $4.1 million of restructuring liabilities remained on the Consolidated Balance Sheet as shown below. Payments made during fiscal year 2002 relate to restructuring actions initiated during the fourth quarter of fiscal year 2001 as discussed in the Company's 2001 Annual Report on Form 10-K. The restructuring charge, utilization and cash paid to date, and ending reserve balances at December 31, 2001 were as follows:

		Amounts Charged			Amounts
	Reserve at				Utilized/	Amounts	Reserve at
	6/30/2001	Cash	Non-Cash	Total	Cash Paid	Adjusted	12/31/2001
(Amounts in Thousands)
Transition and Other Employee Costs	$1,403	98	-0-	98	789	(227)	$ 485
Plant Closure and Other Exit Costs	4,042	750	184	934	1,216	(148)	3,612

Total	$5,445	848	184	1,032	2,005	(375)	$4,097

Restructuring actions are proceeding as planned and the $4.1 million reserve balance remaining at December 31, 2001 appears adequate, at this time, to cover committed restructuring actions. Approximately 650 hourly and salaried employees are affected by the restructuring, of which approximately 90% have been redeployed or released from the Company as of December 31, 2001. In total, the Company has recognized charges of $26.3 million related to this restructuring, including $0.6 million in the current year and $25.7 million in fiscal year 2001. The Company expects an additional $1.0 - $2.0 million of pre-tax expensed as incurred items during the remainder of fiscal year 2002. The Company estimates these actions will reduce its total cost structure through reduced employee costs, manufacturing process costs and facility costs. A portion of the savings is being redeployed into strategic initiatives designed to accelerate top-line revenue growth and quality and efficiency improvements.

Note 6. New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued statement No. 141, Business Combinations (FAS 141), and statement No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under FAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. The Company is required to adopt FAS 142 effective July 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the goodwill nonamortization and intangible amortization provisions of this statement. The Company does not expect the adoption of FAS 142 to have a material effect on its results of operations or financial position.

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

Note 7. Subsequent Event

On January 10, 2002, the Company announced it had agreed to sell its Boesendorfer piano subsidiary, located in Vienna, Austria, to BAWAG-Bank of Austria, subject to Austrian regulatory approval. Boesendorfer is part of the Company's Furniture and Cabinets Segment. The gain on the sale is estimated to be $0.21 to $0.24 per Class B diluted share and is expected to be recorded in the Company's fiscal 2002 third quarter. Proceeds from the sale are expected to be used for general corporate purposes, including funding for strategic initiatives designed to accelerate sales growth and improve quality and efficiencies.

Note 8. Acquisition

On November 1, 2001, the Company announced it had purchased a manufacturing facility located in Auburn, Indiana from VDO North America LLC. The Company assumed ownership of the facility, most of the equipment and retained a large portion of the workforce. With the acquisition, the Company will begin to produce an electronics module for an automotive passenger safety system and a line of small engine ignition products. The acquisition was financed with available cash on hand. The acquisition price and net income results of the acquisition were not significant in relation to the Company's second quarter or fiscal year-to-date consolidated financial position or operating results.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Net sales in the second quarter of fiscal year 2002 were $296,602,000, a decline of 11% from sales posted in the second quarter of fiscal year 2001. Second quarter fiscal year 2002 net income and Class B diluted earnings per share were $6,547,000 and $0.17, respectively, a decrease of 47% from the same quarter a year ago. Net sales for the six-month period ending December 31, 2001 of $582,378,000 were down 11% from the prior year. Current year net income for the six-month period was $11,436,000, a 51% decline from a year ago. Class B diluted earnings per share for the six-month period were $0.30, down 49% from the first six months of fiscal year 2001.

In the fourth quarter of fiscal year 2001, the Company announced a plan to restructure certain operations to more closely align the Company's capabilities and capacities with changing market requirements and economic conditions as well as position the Company with a more competitive cost structure vital for overall long-term success. The plan includes activities related to closing or scaling capacities of certain furniture and cabinet manufacturing facilities, closing a Company owned energy center and administrative office, and exiting an electronics manufacturing facility. Closing of the furniture and cabinet manufacturing facilities, the energy center and the administrative office has been completed. The Company believes it is on pace to complete the remaining activities as scheduled by the end of fiscal year 2002.

During the three and six-month period, the Company recorded $501,000 and $657,000, respectively, of pre-tax restructuring charges related to current year restructuring actions including adjustments to original cost estimates. An additional $1 million to $2 million of pre-tax charges are expected in the second half of fiscal year 2002 related to the restructuring plan. At December 31, 2001 the remaining restructuring reserve is $4.1 million. Approximately 650 hourly and salaried employees are affected by the restructuring plan, of which approximately 90% have been redeployed or released from the Company as of December 31, 2001. See notes to the consolidated financial statements for more information regarding restructuring.

The Company also began taking actions in mid fiscal year 2001 to right size its workforce in response to the slowing economy and related lower sales volumes. From January 1 through December 31, 2001, the Company reduced its worldwide workforce by approximately 2,300 employees or 20%. Management estimates that once the restructuring plan has been fully executed, these actions, along with cost reduction efforts already taken, will generate annual pre-tax savings of approximately $35 to $40 million. Part of the expected cost savings related to restructuring activities began to surface in the second quarter, however, management expects the majority of the cost savings will begin to be realized in the second half of fiscal year 2002. A portion of the savings is being redeployed into strategic initiatives designed to accelerate top-line revenue growth and quality and efficiency improvements.

RESULTS OF OPERATIONS -- THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 2000
Consolidated net sales for both the three and six-month periods of fiscal year 2002 declined from a year ago as decreases in sales in the Company's Furniture and Cabinets Segment more than offset sales increases, largely resulting from acquisitions, in the Company's Electronic Contract Assemblies Segment. Consolidated net income declined from the prior year for the three and six-month periods from declines in both of the Company's segments.

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

Second quarter and six-month net sales for fiscal year 2002 declined 18% and 16%, respectively, in the Furniture and Cabinets Segment as sales in all major product lines within this segment experienced double-digit declines in both the second quarter and fiscal year-to-date, when compared to the prior year.

Net sales for both the three and six-month periods of fiscal year 2002 in the office furniture product line decreased from the same periods last year as a result of the decline in general economic and overall industry conditions from a year ago. Price discounting increased in both the three and six-month periods of fiscal year 2002 over last year as competitive pricing pressures continue to be driven by the industry wide slowdown. Three and six-month sales of casegoods, systems and seating products all declined from a year ago. For the five-month period ending November 2001, the Company's office furniture sales declined by less than the overall industry's 24% decline estimated by the Business and Institutional Furniture Manufacturer's Association (BIFMA) when compared to the same five-month period ending November 2000.

Net sales for both the three and six-month periods in the lodging and healthcare product line decreased from the prior year, as the lodging industry has been hit especially hard by the slowdown in the economy as well as the impact from the events of September 11, 2001. Product line sales mix between standard product offerings and custom-made product remained relatively unchanged in the second quarter when compared to a year ago. For the six-month period, the mix of standard product offerings, which generally carry a higher margin, increased slightly over the same period last year.

Contract furniture and cabinets sales for both the second quarter and six-month period of fiscal year 2002 declined compared to the prior year. Within this product line, sales of large-screen projection television cabinets produced on a contract basis declined from fiscal year 2001 for both the second quarter and the six-month period comparisons.

Net sales in the furniture components product line significantly decreased for both the second quarter and six-month period, compared to the prior year. Sales of lumber, veneer, and laminate products all declined from the prior year for both the three and six-month periods with the largest declines experienced in the lumber and laminate products.

Net income in the Furniture and Cabinets Segment declined in the second quarter of fiscal year 2002 when compared to the same quarter last year as sales volumes declined in all key product lines within this segment. Gross profit, as a percent of sales, in the second quarter increased over the same quarter last year. Material and labor costs, as a percent to sales, both decreased in the second quarter, compared to a year ago, partly as a result of improved operating efficiencies and a continued focus on reducing the costs to manufacture product. Material costs also benefited from price reductions in certain key components, in part linked to the Company's global procurement activities. Though absolute overhead spending decreased from a year ago, overhead costs, as a percent of sales, increased as a result of top-line sales revenue decreasing at a faster rate than spending. The furniture components product line continues to negatively affect the earnings in this segment, although operating improvements in the second quarter were masked by the significant reduction in sales volume. Selling, general and administrative (SG&A) expenses in the second quarter of fiscal 2002 decreased in total dollars from the prior year; however, as a percent of sales, SG&A expenses increased over the same quarter last year as double-digit volume reductions outpaced cost reductions. While lower incentive compensation costs, which are linked to company profitability, contributed to the lower SG&A expenses in the second quarter compared to the prior year, absolute spending levels for selling and administrative costs were below a year ago. Net income for the six-month period in the Furniture and Cabinets Segment declined from the prior year largely as a result of double-digit sales decreases in all major product lines within this segment.

ELECTRONIC CONTRACT ASSEMBLIES SEGMENT
On November 1, 2001, the Company announced it had purchased a manufacturing facility located in Auburn, Indiana from VDO North America LLC. The Company assumed ownership of the facility, most of the equipment and retained a large portion of the workforce. With the acquisition, the Company will begin to produce an electronics module for an automotive passenger safety system and a line of small engine ignition products. The acquisition was financed with available cash on hand. The acquisition price and net income results of the acquisition were not significant in relation to the Company's second quarter or fiscal year-to-date consolidated financial position or operating results.

Net sales for the second quarter of fiscal year 2002 increased over the prior year by 7% in the Electronic Contract Assemblies Segment. Excluding the Auburn, Indiana acquisition, comparable sales in the Electronic Contract Assemblies Segment decreased 2% in the second quarter from the previous year. Segment sales for the six-month period increased 1% over fiscal year 2001; however, excluding acquisitions, this segment's sales declined 7% from comparable sales in the prior year. Second quarter sales increased in electronic transportation components, industrial controls and medical components compared to the prior year while sales of telecommunication and computer related components declined from a year ago. The relatively strong second quarter sales of transportation components are attributed, in part, to consumer incentive programs recently promoted by the automotive industry. Management anticipates this volume level may not be sustainable after these promotions conclude. On a year-to-date basis, sales of transportation and telecommunication components increased over the prior year largely as a result of acquisitions. Sales of industrial controls and medical components also increased in the six-month period compared to the prior year while sales of computer related products have declined in the same period comparison. This segment continues to experience product mix changes within and among its various product lines, partly resulting from a planned diversification of its customer base.

Net income for both the second quarter and six-month period declined from fiscal 2001. Gross profit in this segment declined in the second quarter when compared to the same quarter last year. Contributing to the lower gross profit were reduced sales volumes and price reductions in certain product lines, product mix changes within and among the product lines, and start-up inefficiencies associated with new products as this segment continues to expand its contract customer base. Selling, general and administrative expenses increased, as a percent of sales, for the three and six-month periods when compared to the prior year. This increase was driven largely by increased administrative costs, as a percent of sales, resulting from the implementation of new technology information systems, the addition of newly acquired facilities, and the reduction in comparable sales from the year earlier periods.

Included in this segment are sales to one customer, TRW, Inc. which accounted for 15% and 13% of consolidated net sales in the second quarter of fiscal year 2002 and 2001, respectively. Fiscal year-to-date sales to TRW, Inc. accounted for 15% of consolidated net sales, unchanged from the prior year. Sales to this customer accounted for 43% and 45% of the total sales in the Electronic Contract Assemblies Segment in the second quarter and fiscal year-to-date, respectively.

This segment's investment capital carries a higher degree of risk than the Company's other segment due to increased globalization, rapid technological changes, component availability, the contract nature of this industry, and the importance of sales to one customer.

CONSOLIDATED OPERATIONS
Consolidated selling, general and administrative expenses (SG&A) declined in total dollars, but increased as a percent of sales, 1.2 and 1.5 percentage points in the second quarter and fiscal year-to-date, respectively, when compared to the prior year. This absolute dollar reduction in SG&A expenses is partly due to lower incentive compensation costs, which are linked to company profitability, and lower selling expenses. SG&A expenses increased as a percent of sales in both period comparisons as the rate of cost reductions did not keep pace with the rate of double-digit decline in top-line sales revenue. Depreciation and amortization costs associated with new information technology systems and solutions are expected to increase into the next fiscal year, as the new systems become operational.

Other income declined from the prior year for both the three and six-month periods primarily from reductions in miscellaneous and interest income, compared to a year ago. Interest income declined from the prior year primarily as a result of lower interest rates in the second quarter and both lower interest rates and lower average investment balances for the six-month period. Lower interest expense, primarily from lower outstanding balances on the Company's revolving line of credit and lower interest rates, was more than offset by the reduction in miscellaneous and interest income. The repurchase of Class B Common Stock for $19 million in the latter half of last fiscal year contributed to the lower investment balances from a year ago.

The effective income tax rate increased 1.9 percentage points from the same quarter last year from increases in both the federal and state effective rates. A decrease in foreign income, compared to the same quarter last year, with lower effective tax rates was the primary cause of the increase in the tax rates from a year ago. The fiscal year 2002 six-month effective tax rate decreased 0.6 percentage point from the prior year. The federal effective tax rate for the six-month period declined from the prior year partly from a higher percentage of income resulting from tax-free municipal bond interest. On a year-to-date basis the state effective rate was unchanged from a year ago.

Second quarter fiscal year 2002 net income and Class B diluted earnings per share of $6,547,000 and $0.17, respectively, both decreased 47% from the prior year levels of $12,371,000 and $0.32. Fiscal 2002 year-to-date net income of $11,436,000 compares to $23,215,000 for the same period of fiscal 2001. Class B diluted earnings per share for the six-month period were $0.30 compared to Class B diluted earnings per share of $0.59 in the six-month period of fiscal 2001.

The general softness in the overall U.S. economy continues to have a significant impact on the markets for several of the Company's key product lines. The Company remains cautious in the short-term, however it is confident the restructuring and cost reduction efforts are positioning the Company for much improved profitability when the economy and its markets improve.

LIQUIDITY AND CAPITAL RESOURCES
The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings on the Company's revolving credit facility increased $5 million from $52 million at June 30, 2001 to $57 million at December 31, 2001. Working capital at December 31, 2001 was $171 million compared to working capital of $181 million at June 30, 2001. The current ratio at December 31, 2001 remained unchanged, at 1.9, from June 30, 2001.

Operating activities generated $50 million of cash flow in the first six months of fiscal year 2002 compared to $42 million in the same period of fiscal year 2001. The Company reinvested $36 million into capital investments for the future, including the acquisition of the Auburn, Indiana facility, production equipment related to new contract business, and improvements to the Company's information technology systems and solutions. The Company expects to continue to invest in resources for leveraging new and improved information technology systems and solutions. Financing cash flow activities included $12 million in dividend payments for the six months ended December 31, 2001.

At December 31, 2001, the Company had $20 million of short-term borrowings outstanding under its $100 million revolving credit facility that allows for both issuance of letters of credit and cash borrowings. The Company had $28 million of debt outstanding under this credit facility at June 30, 2001. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company is in compliance with these covenants at December 31, 2001 and does not expect these covenants to limit or restrict the Company's ability to borrow from the credit facility in fiscal year 2002.

The Company anticipates maintaining a strong liquidity position for the 2002 fiscal year and believes its available funds on hand, unused credit line available under the revolving credit facility and cash generated from operations will be sufficient for working capital needs and for funding investments in the Company's future.

The Company does not have material exposures to off-balance sheet arrangements including special purpose entities, trading activities of non-exchange traded contracts, or transactions with related parties.

SUBSEQUENT EVENT
On January 10, 2002, the Company announced it had agreed to sell its Boesendorfer piano subsidiary, located in Vienna, Austria, to BAWAG-Bank of Austria, subject to Austrian regulatory approval. Boesendorfer is part of the Company's Furniture and Cabinets Segment. The gain on the sale is estimated to be $0.21 to $0.24 per Class B diluted share and is expected to be recorded in the Company's fiscal 2002 third quarter. Proceeds from the sale are expected to be used for general corporate purposes, including funding for strategic initiatives designed to accelerate sales growth and improve quality and efficiencies.

FORWARD-LOOKING STATEMENTS
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "estimates", "projects", "expects", "anticipates" and similar expressions. These forward looking statements are subject to risks and uncertainties including, but not limited to, Austrian regulatory approval for the sale of the Company's Boesendorfer piano subsidiary, successful execution of the Company's restructuring plan, significant volume reductions from key contract customers, loss of key customers or suppliers within specific industries, availability or cost of raw materials, increased competitive pricing pressures reflecting excess industry capacities, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Form 10-K filing for the period ending June 30, 2001.

ACCOUNTING STANDARDS
In July 2001, the Financial Accounting Standards Board issued statement No. 141, Business Combinations (FAS 141), and statement No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under FAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. The Company is required to adopt FAS 142 effective July 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the goodwill nonamortization and intangible amortization provisions of this statement. The Company does not expect the adoption of FAS 142 to have a material effect on its results of operations or financial position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2001, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $55 million. The Company classifies its short-term investments in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are stated at market value with unrealized gains and losses being recorded net of tax related effect, if any, as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at December 31, 2001 would cause the fair value of these short-term investments to decline by an immaterial amount.

The Company's earnings are also affected by changes in short-term interest rates as a result of borrowings under its line of credit facility. Based on the outstanding balance of the Company's credit facility at December 31, 2001, a hypothetical 100 basis point increase in interest rates prevailing at this date would not affect the consolidated operating results of the Company by a material amount.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Share Owners was held on October 16, 2001. The Board of Directors was elected in its entirety, based on the following election results:

Nominees as Directors by
Holders of Class A Common Stock	Votes For*	Votes Withheld
Thomas L. Habig	13,105,494	34,335
Douglas A. Habig	13,105,494	34,335
James C. Thyen	13,104,470	35,359
John B. Habig	13,105,494	34,335
Ronald J. Thyen	13,104,470	35,359
Christine M. Vujovich	13,101,454	38,375
Brian K. Habig	13,105,494	34,335
John T. Thyen	13,105,494	34,335
Alan B. Graf, Jr.	13,101,454	38,375
Polly B. Kawalek	13,101,454	38,375
Harry W. Bowman	13,101,454	38,375

*Votes for nominees as Directors by holders of Class A Common Stock represented 93% of the total 14,058,101 Class A shares outstanding and eligible to vote.

Nominees as Director by
Holders of Class B Common Stock	Votes For*	Votes Withheld
Dr. Jack R. Wentworth	20,373,495	381,636

*Votes for nominees as Director by holders of Class B Common Stock represented 85% of the total 23,980,246 Class B shares outstanding and eligible to vote.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(11)  Computation of Earnings Per Share

(b)  Reports on Form 8-K

Form 8-K dated November 1, 2001, was filed pursuant to Item 5 (Other Events) which contained the Company's news release announcing the acquisition of an Auburn, Indiana facility from VDO North America.

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

Date: February 11, 2002

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description

11	Computation of Earnings Per Share