Form 10-Q
period 2002-03-31
KIMBALL INTERNATIONAL INC
filed 2002-05-14
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X    No

The number of shares outstanding of the Registrant's common stock as of May 3, 2002 were:

Class A Common Stock - 13,863,575 shares
Class B Common Stock - 24,162,290 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	(Unaudited) March 31, 2002	June 30, 2001

Assets
Current Assets:
Cash and cash equivalents	$ 14,585	$ 11,237
Short-term investments	54,482	68,746
Receivables, less allowances of $7,419 and $6,880, respectively	147,178	150,015
Inventories, net	94,083	117,681
Other	31,766	33,808

Total current assets	342,094	381,487

Property and Equipment - net of accumulated depreciation of $340,350 and $325,843, respectively	240,933	241,952
Capitalized Software, net	36,259	27,420
Other Assets	34,880	28,125

Total Assets	$654,166	$678,984

Liabilities and Share Owners' Equity
Current Liabilities:
Loans payable	$ -0-	$ 28,914
Current maturities of long-term debt	602	1,031
Accounts payable	88,562	102,025
Dividends payable	6,014	6,006
Accrued expenses	67,908	57,152
Accrued restructuring	3,080	5,445

Total current liabilities	166,166	200,573

Other Liabilities:
Long-term debt, less current maturities	2,352	3,320
Deferred income taxes and other	34,909	32,667

Total other liabilities	37,261	35,987

Share Owners' Equity:
Common stock	2,151	2,151
Additional paid-in capital	7,964	8,132
Retained earnings	523,165	513,981
Accumulated other comprehensive income	161	1,436
Less: Treasury stock, at cost	(82,702)	(83,276)

Total Share Owners' Equity	450,739	442,424

Total Liabilities and Share Owners' Equity	$654,166	$678,984

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

(Unaudited)	(Unaudited)
Three Months Ended	Nine Months Ended
March 31,	March 31,

	2002	2001	2002	2001

Net Sales	$290,126	$319,767	$872,504	$973,374

Cost of Sales	222,267	249,206	670,575	746,667

Gross Profit	67,859	70,561	201,929	226,707

Selling, General and Administrative Expenses	62,774	61,772	181,450	185,507

Restructuring	(154)	-0-	503	-0-

Operating Income	5,239	8,789	19,976	41,200

Other Income (Expense):
Interest expense	(162)	(360)	(385)	(1,367)
Interest income	598	702	1,846	2,296
Other - net	16,977	1,042	18,708	3,851

Other income - net	17,413	1,384	20,169	4,780

Income Before Taxes on Income	22,652	10,173	40,145	45,980

Taxes on Income	6,856	3,230	12,913	15,822

Net Income	$ 15,796	$ 6,943	$ 27,232	$ 30,158

Earnings Per Share of Common Stock:
Basic:
Class A	$ .41	$ .17	$ .71	$ .76
Class B	$ .42	$ .18	$ .72	$ .77
Diluted:
Class A	$ .41	$ .17	$ .71	$ .76
Class B	$ .42	$ .18	$ .72	$ .77

Dividends Per Share of Common Stock:
Class A	$ .155	$ .155	$ .465	$ .465
Class B	$ .160	$ .160	$ .480	$ .480

Average Total Number of Shares Outstanding Class A and B Common Stock:
Basic	38,046	39,269	38,042	39,266
Diluted	38,104	39,314	38,070	39,333

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Nine Months Ended March 31,

	2002	2001

Cash Flows From Operating Activities:
Net income	$27,232	$30,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,281	34,975
Gain on sales of assets	(8,183)	(293)
Restructuring	(2,145)	-0-
Deferred income tax and other deferred charges	3,410	1,983
Change in current assets and liabilities:
Receivables	(1,336)	19,333
Inventories	16,665	(5,752)
Other current assets	2,378	2,975
Accounts payable	(12,772)	(86)
Accrued expenses	6,885	(4,539)
Transfer of funds to trusteed retirement plan portfolio	(9,073)	-0-

Net cash provided by operating activities	57,342	78,754

Cash Flows From Investing Activities:
Capital expenditures	(31,248)	(37,490)
Proceeds from sales of assets	1,065	1,393
Proceeds from sales of facilities/subsidiaries	20,238	-0-
Increase in capitalized software and other assets	(13,043)	(7,311)
Purchases of available-for-sale securities	(33,005)	(54,260)
Sales and maturities of available-for-sale securities	46,979	64,552

Net cash used for investing activities	(9,014)	(33,116)

Cash Flows From Financing Activities:
Net change in short-term borrowings	(26,254)	(27,021)
Net change in long-term debt	(1,049)	1,035
Acquisition of treasury stock	(26)	(1,112)
Dividends paid to share owners	(18,040)	(18,631)
Proceeds from exercise of stock options	269	592
Other - net	111	97

Net cash used for financing activities	(44,989)	(45,040)

Effect of Exchange Rate Change on
Cash and Cash Equivalents	9	75

Net Increase in Cash and Cash Equivalents	3,348	673

Cash and Cash Equivalents-Beginning of Period	11,237	5,223

Cash and Cash Equivalents-End of Period	$ 14,585	$ 5,896

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 499	$13,529
Interest	$ 439	$ 1,395

Total Cash, Cash Equivalents and Short-Term Investments:
Cash and cash equivalents	$14,585	$ 5,896
Short-term investments	54,482	70,501

Totals	$69,067	$76,397

See Notes to Condensed Consolidated Financial Statements
5

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Kimball International, Inc. ("the Company") have been prepared in accordance with the instructions to Form 10-Q.  As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements of the interim period. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

Certain prior year information has been reclassified to conform to the current year presentation.

Note 2. Inventories

Inventory components of the Company are as follows:

	March 31,	June 30,
(in thousands)	2002	2001

Finished Products	$34,575	$ 47,693
Work-in-Process	12,604	17,165
Raw Materials	46,904	52,823

Total Inventory, net	$94,083	$117,681

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three and nine month periods ending March 31, 2002 and 2001 is as follows:

Three Months Ended	Nine Months Ended
March 31,	March 31,

	2002	2001	2002	2001

(in thousands)
Net Income	$15,796	$6,943	$27,232	$30,158
Net Change in Unrealized Gains/Losses on Securities	(155)	344	(188)	1,098
Net Change in Gains/Losses on Derivatives	(32)	-0-	-0-	-0-
Foreign Currency Translation Adjustment	(1,351)	200	(1,087)	251

Comprehensive Income	$14,258	$7,487	$25,957	$31,507

Note 4. Segment Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture and Cabinets Segment manufactures furniture for the office, residential, and lodging and healthcare industries, all sold under the Company's family of brand names. Other products produced by the Furniture and Cabinets Segment on a contract basis include store fixtures, television cabinets and stands, residential furniture and furniture components. The Electronic Contract Assemblies Segment provides design engineering, manufacturing, packaging and distribution of electronic assemblies, circuit boards, multi-chip modules and semiconductor components on a contract basis to a variety of industries on a global scale. Intersegment sales are insignificant. Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments. The basis of segmentation and accounting policies of the segments are consistent with those as disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

Three Months Ended	Nine Months Ended
March 31,	March 31,

	2002	2001	2002	2001

(in thousands)
Net Sales:
Furniture and Cabinets	$175,804	$219,355	$559,362	$675,823
Electronic Contract Assemblies	114,322	100,399	313,107	297,499
Unallocated Corporate and Eliminations	0	13	35	52

Consolidated	$290,126	$319,767	$872,504	$973,374

Net Income (1):
Furniture and Cabinets (2)	$ 12,442	$ 4,237	$ 18,787	$ 17,474
Electronic Contract Assemblies	3,059	2,372	8,096	9,840
Unallocated Corporate and Eliminations	295	334	349	2,844

Consolidated	$ 15,796	$ 6,943	$ 27,232	$ 30,158

Total Assets:
Furniture and Cabinets	$355,771	$440,374
Electronic Contract Assemblies	218,439	192,575
Unallocated Corporate and Eliminations	79,956	75,284

Consolidated	$654,166	$708,233

(1) Net Income includes after tax restructuring income of $67,000 in the three months ended March 31, 2002, and $292,000 restructuring expense in the nine months ended March 31, 2002.  On a segment basis, in the three and nine months ended March 31, 2002, the Furniture and Cabinets Segment recorded restructuring income of $69,000 and restructuring expense of $379,000, the Electronic Contract Assemblies Segment recorded restructuring expense of $10,000 and restructuring income of $71,000, and Unallocated Corporate recorded restructuring income of $8,000 and $16,000, respectively.  See Note 5 of the Condensed Consolidated Financial Statements for further discussion.

(2) Net Income in the Furniture and Cabinets Segment for the three and nine months ended March 31, 2002, includes an $8.2 million after tax gain on the sale of the Company's Boesendorfer piano subsidiary.

Note 5. Restructuring

During the fourth quarter of fiscal year 2001, the Company announced a restructuring plan designed to more closely align its operating capabilities and capacities with changing customer and market requirements and current economic conditions. The plan includes consolidating manufacturing facilities and processes, and scaling capacities at other facilities. Activities outlined in the restructuring plan began in late fiscal year 2001 and are expected to be substantially completed by the end of fiscal year 2002.

The consolidated operating results for the third quarter of fiscal year 2002 include pre-tax restructuring income of $154,000, primarily in the Furniture and Cabinets Segment, related to current year restructuring actions being more than offset by adjustments to original cost estimates. Charges incurred during the quarter primarily are plant consolidation costs, including movement of equipment. Adjustments to the original cost estimates resulted from lower than anticipated employee transition benefits and lower costs related to consolidations. Nine month year-to-date operating results include pre-tax charges of $503,000, primarily in the Furniture and Cabinets Segment.

At March 31, 2002, a total of $3.1 million of restructuring liabilities remained on the Condensed Consolidated Balance Sheet as shown below. Payments made during fiscal year 2002 relate to restructuring actions initiated during the fourth quarter of fiscal year 2001 as discussed in the Company's 2001 Annual Report on Form 10-K. The restructuring charge, utilization and cash paid to date, and ending reserve balances at March 31, 2002 were as follows:

		Amounts Charged			Amounts
	Reserve at				Utilized/	Amounts	Reserve at
	6/30/2001	Cash	Non-Cash	Total	Cash Paid	Adjusted	3/31/2002
(Amounts in Thousands)
Transition and Other Employee Costs	$1,403	116	-0-	116	1,008	(511)	$ -0-
Plant Closure and Other Exit Costs	4,042	1,125	220	1,345	1,860	(447)	3,080

Total	$5,445	1,241	220	1,461	2,868	(958)	$3,080

Restructuring actions are proceeding as planned and the $3.1 million reserve balance remaining at March 31, 2002 appears adequate, at this time, to cover committed restructuring actions. Substantially all of the hourly and salaried employees affected by the restructuring have been redeployed or released from the Company as of March 31, 2002. In total, the Company has recognized charges of $26.2 million related to this restructuring, including $0.5 million in the current year and $25.7 million in fiscal year 2001. During the fourth quarter the Company will be winding down its restructuring actions and expects to incur additional expensed as incurred costs. Additionally, the Company will adjust, as appropriate, any remaining reserves after activities are complete. The Company expects the restructuring impact to the fourth quarter to be immaterial. The Company estimates these actions will reduce its total cost structure through reduced employee costs, manufacturing process costs and facility costs. A portion of the savings is being redeployed into strategic initiatives designed to accelerate top-line revenue growth and quality and efficiency improvements.

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

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (FAS 141), and Statement No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under FAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. The Company is required to adopt FAS 142 effective July 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the goodwill nonamortization and intangible amortization provisions of this statement. The Company does not expect the adoption of FAS 142 to have a material effect on its results of operations or financial position.

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

Note 7. Acquisitions and Dispositions

On November 1, 2001, the Company announced it had purchased a manufacturing facility located in Auburn, Indiana from VDO North America LLC. The Company assumed ownership of the facility, most of the equipment and retained a large portion of the workforce. With the acquisition, the Company began to produce an electronics module for an automotive passenger safety system and a line of small engine ignition products. The acquisition was financed with available cash on hand. The new facility is not a significant subsidiary, and accordingly, pro forma results of operations have not been provided.

The Company sold its Boesendorfer piano subsidiary, located in Vienna, Austria, to BAWAG-Bank of Austria during the third quarter of fiscal year 2002. Included in the fiscal year 2002 third quarter Condensed Consolidated Statement of Income is an $8.2 million after tax gain on the sale of the subsidiary, which increased earnings per diluted share by $0.22. The pre-tax gain recognized in Other-net was $15.4 million. Indirect expenses relating to the sale recognized in Selling, General and Administrative Expense amounted to $5.3 million. Income taxes amounted to $1.9 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Net sales in the third quarter of fiscal year 2002 were $290,126,000, a decline of 9% from sales posted in the third quarter of fiscal year 2001. Third quarter fiscal year 2002 net income and Class B diluted earnings per share, inclusive of a gain on the sale of a subsidiary, were $15,796,000 and $0.42, respectively. Excluding the gain from the sale of the subsidiary, net income and Class B diluted earnings per share for the current year third quarter, were $7,645,000 and $0.20 compared with net income and Class B diluted earnings per share from the prior year of $6,943,000 and $0.18, respectively. Net sales for the nine-month period ending March 31, 2002 of $872,504,000 were down 10% from the prior year. Current year net income for the nine-month period was $27,232,000, including the gain on the sale of the subsidiary, and $19,081,000 when excluding the gain. Class B diluted earnings per share for the nine-month period were $0.72 when including the gain and $0.50 exclusive of the gain. Net income and Class B diluted earnings per share from the prior year nine-month period were of $30,158,000 and $0.77, respectively. Results are inclusive of acquisitions.

In the fourth quarter of fiscal year 2001, the Company announced a plan to restructure certain operations to more closely align the Company's capabilities and capacities with changing market requirements and economic conditions as well as position the Company with a more competitive cost structure vital for overall long-term success. The plan includes activities related to closing or scaling capacities of certain furniture and cabinet manufacturing facilities, closing a Company owned energy center and administrative office, and exiting an electronics manufacturing facility. Closing of the furniture and cabinet manufacturing facilities, the energy center and the administrative office has been completed. The Company believes it is on pace to complete substantially all the activities as scheduled by the end of fiscal year 2002.

During the third quarter the Company recorded $154,000 of pre-tax restructuring income as adjustments to original cost estimates more than offset costs related to current year restructuring actions. Fiscal year-to-date pre-tax restructuring charges total $503,000. Additional charges in the fourth quarter of fiscal year 2002 related to the restructuring plan are not expected to be material. At March 31, 2002 the remaining restructuring reserve is $3.1 million. Substantially all of the employees affected by the restructuring plan have been redeployed or released from the Company as of March 31, 2002. See notes to the condensed consolidated financial statements for more information regarding restructuring.

The Company also began taking actions in mid fiscal year 2001 to right size its workforce in response to the slowing economy and related lower sales volumes. Over the last 15 months since January 1, 2001 the Company has reduced its worldwide workforce by approximately 22%. Management estimates that once the restructuring plan has been fully executed, these actions, along with cost reduction efforts already taken, will generate annual pre-tax savings of approximately $35 to $40 million. The majority of the cost savings is being realized. A large part of the savings is related to the right sizing of the workforce to lower volume levels, which can be expected to fluctuate with future sales volumes. A portion of the savings is being redeployed into strategic initiatives designed to accelerate top-line revenue growth and quality and efficiency improvements.

RESULTS OF OPERATIONS -- THREE AND NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 2001
Consolidated net sales for both the three and nine-month periods of fiscal year 2002 declined from a year ago as decreases in sales in the Company's Furniture and Cabinets Segment more than offset sales increases, largely resulting from acquisitions, in the Company's Electronic Contract Assemblies Segment. Excluding the gain from the sale of a subsidiary, consolidated net income increased over the prior year for the current year third quarter; however, when excluding the gain and a current year acquisition, consolidated net income was relatively flat with a year ago. Furniture and Cabinets Segment third quarter net income, excluding the gain, was flat compared to a year ago while net income in the Electronic Contract Assemblies Segment increased over the prior year. Net income for the nine-month period was down from a year ago from declines in both of the Company's segments, excluding the gain on the sale of a subsidiary.

FURNITURE AND CABINETS SEGMENT
Product line offerings included in the Furniture and Cabinets Segment are office furniture, residential furniture, lodging and healthcare furniture, furniture and cabinets produced on a contract basis and furniture components. The Company's production flexibility allows it to utilize portions of the available production capacity created by lower volumes within these product lines to support and balance increased production schedules of other product lines within this segment.

During the third quarter the Company sold its Boesendorfer piano subsidiary, located in Vienna, Austria, to BAWAG-Bank of Austria. Included in the Company's third quarter Condensed Consolidated Statement of Income is an $8.2 million after tax gain on this sale, which increased Class B diluted earnings per share by $0.22. Proceeds from this sale will be used for general corporate purposes, including funding for strategic initiatives designed to accelerate sales growth and improve quality and efficiencies.

Third quarter and nine-month net sales for fiscal year 2002 declined 20% and 17%, respectively, in the Furniture and Cabinets Segment as sales in all major product lines within this segment experienced double-digit declines in both the third quarter and fiscal year-to-date, when compared to the prior year.

Net sales for both the three and nine-month periods of fiscal year 2002 in the office furniture product line decreased from the same periods last year as a result of a continued decline in demand for office furniture. Price discounting increased in both the three and nine-month periods of fiscal year 2002 over last year as competitive pricing pressures continue to be driven by the industry wide slowdown. Three and nine-month sales of casegoods, systems and seating products all declined from a year ago. For the eight-month period ending February 2002, the Company's office furniture sales declined by less than the overall industry's 26% decline estimated by the Business and Institutional Furniture Manufacturer's Association (BIFMA) when compared to the same eight-month period ending February 2001.

Net sales for both the three and nine-month periods in the lodging and healthcare product line decreased from the prior year, resulting from continued weakness in shipments to the lodging industry. Sales mix of standard product offerings, which generally carry a higher margin, increased in both the three and nine-month periods compared to the same periods a year ago.

Contract furniture and cabinets sales for both the three-month and nine-month periods declined compared to a year ago. Within this product line, sales of large-screen projection television cabinets produced on a contract basis experienced single-digit percentage declines from fiscal year 2001 for both the third quarter and the nine-month period comparisons.

Net sales in the furniture components product line decreased significantly for both the third quarter and nine-month period, compared to the prior year. Significant decreases in sales of lumber products in both the third quarter and fiscal year-to-date compared to the prior year more than offset increased veneer sales over the same period comparisons.

Net income in the Furniture and Cabinets Segment increased in the third quarter of fiscal year 2002 when compared to the same quarter last year as a result of the gain on the sale of the piano subsidiary. Excluding the gain, third quarter fiscal year 2002 net income in the Furniture and Cabinets Segment was relatively flat when compared to the same quarter last year despite the 20% decline in top-line revenue from a year ago. Gross profit, as a percent of sales, in the third quarter increased compared to the same quarter last year. Material and labor costs, as a percent to sales, both decreased in the third quarter, compared to a year ago, largely as a result of improved operating efficiencies, global procurement efforts to lower material costs, and continued scaling of labor to the lower volume levels. Absolute overhead spending decreased from a year ago through a focused effort to reduce cost structure to current industry demand. However, as a percent of sales, overhead costs increased as a result of top-line sales revenue decreasing at a faster rate than spending. Also contributing to the improved margins in this segment in the third quarter over the prior year are inventory reduction initiatives that resulted in a liquidation of LIFO (last-in, first-out) inventory quantities carried at lower costs prevailing in prior years, the effect of which increased net income by approximately $0.7 million or $0.02 per Class B share. The furniture components product line continues to negatively affect the earnings in this segment. However, despite significant reductions in sales volume, third quarter losses in the furniture components product line improved from a year ago as start-up challenges and associated inefficiencies at the Company's Veneer mill in Chandler, Indiana negatively impacted the prior year quarter results. Selling, general and administrative (SG&A) expenses in the third quarter of fiscal 2002 decreased in total dollars from the prior year; however, as a percent of sales, SG&A expenses increased over the same quarter last year as double-digit volume reductions outpaced cost reductions. Net income for the nine-month period in the Furniture and Cabinets Segment increased over the same period a year ago as a result of the sale of the Boesendorfer subsidiary. Excluding the sale of Boesendorfer, fiscal year-to-date net income declined from the prior year primarily as a result of double-digit sales declines in all major product lines within this segment.

ELECTRONIC CONTRACT ASSEMBLIES SEGMENT
On November 1, 2001, the Company announced it had purchased a manufacturing facility located in Auburn, Indiana from VDO North America LLC. The Company assumed ownership of the facility, most of the equipment and retained a large portion of the workforce. With the acquisition, the Company began to produce an electronics module for an automotive passenger safety system and a line of small engine ignition products. The acquisition was financed with available cash on hand. The acquisition price was not significant in relation to the Company's consolidated financial position.

Net sales for the third quarter of fiscal year 2002 increased over the prior year by 14% in the Electronic Contract Assemblies Segment. Excluding the acquisition of the Auburn, Indiana facility, comparable sales in the Electronic Contract Assemblies Segment decreased by less than 1% in the third quarter compared to a year ago. Segment sales for the nine-month period increased 5% over fiscal year 2001; however, excluding current and prior year acquisitions, this segment's sales declined 3% from comparable sales in the prior year. Third quarter and fiscal year-to-date sales have increased in electronic transportation components, industrial controls and medical components compared to the prior year while sales of telecommunication and computer related components declined from a year ago for both period comparisons. Relatively strong third quarter sales of transportation components are attributed, in part, to continued consumer incentive programs promoted by the automotive industry. Management anticipates this volume level may not be sustainable if such promotions were to cease. This segment continues to experience product mix changes within and among its various product lines, partly resulting from a planned diversification of its customer base.

Net income for the third quarter of fiscal year 2002, including and excluding the current year Auburn acquisition, increased over the same quarter a year ago. Gross profit in this segment increased in the third quarter when compared to prior year third quarter. Material costs, as a percent to sales, declined in the third quarter compared to a year ago largely from higher costs in the prior year resulting from excess and obsolete inventory associated with select contract based customers. Labor, as a percent of sales, increased over the prior year largely associated with a change in product mix. Overhead, as a percent of sales, declined from a year ago as cost reductions in certain operations more than offset start-up costs in other operations related to new contract customers as this segment continues to expand its contract customer base. Selling, general and administrative expenses increased, as a percent of sales, for the three and nine-month periods when compared to the prior year. This increase was driven largely by increased administrative costs primarily resulting from the implementation of new technology information systems. For the nine-month period, net income declined in the Electronic Contract Assemblies Segment from a year ago.

Included in this segment are sales to one customer, TRW, Inc. which accounted for 16% and 14% of consolidated net sales in the third quarter of fiscal year 2002 and 2001, respectively. Fiscal year-to-date sales to TRW, Inc. accounted for 16% and 15% of consolidated net sales in 2002 and 2001, respectively. Sales to this customer accounted for 41% and 43% of the total sales in the Electronic Contract Assemblies Segment in the third quarter and fiscal year-to-date, respectively.

This segment's investment capital carries a higher degree of risk than the Company's other segment due to increased globalization, rapid technological changes, component availability, the contract nature of this industry, and the importance of sales to one customer.

CONSOLIDATED OPERATIONS
Consolidated sales mix by business segment in the third quarter shifted by eight percentage points from the Furniture and Cabinets Segment (61%) to the Electronic Contract Assemblies Segment (39%) compared to the prior year. Fiscal year 2001 third quarter consolidated sales mix included 69% of sales from the Furniture and Cabinets Segment and 31% of sales from the Electronic Contract Assemblies Segment. The Furniture and Cabinets Segment generally carries a higher gross profit percentage and higher selling, general and administrative costs, as a percent of sales, compared to the Electronic Contract Assemblies Segment.

Consolidated selling, general and administrative expenses (SG&A), excluding $5.3 million in indirect expenses related to the sale of the piano subsidiary, increased as a percent of sales, 0.5 and 1.1 percentage points in the third quarter and fiscal year-to-date, respectively, when compared to the prior year. Excluding the expenses related to the subsidiary sale, absolute SG&A dollar spending declined in both the three and nine-month periods, when compared to the prior year. As a percent of sales, SG&A expenses increased in both period comparisons, as the rate of cost reductions did not keep pace with the decline in sales revenue. Incentive compensation increased in the third quarter from a year ago while on a fiscal year-to-date basis incentive compensation has declined from the prior year, exclusive of costs related to the gain on the sale of the subsidiary. Depreciation and amortization costs associated with new information technology systems and solutions are expected to increase into the next fiscal year, as the new systems become operational.

Other income increased from the prior year for both the three and nine-month periods primarily from a pre-tax gain of $15.4 million recorded in the third quarter related to the Boesendorfer sale. Interest income declined from the prior year as a result of both lower interest rates and lower average investment balances for both the three and nine-month periods. Interest expense, primarily from lower outstanding balances on the Company's revolving line of credit, declined from a year ago for both period comparisons. Miscellaneous income increased over the prior year third quarter; however, fiscal year-to-date miscellaneous income declined from a year ago.

The effective income tax rate declined 1.5 percentage points from the same quarter last year as a decline in the federal effective rate more than offset an increase in the state effective rate. A lower effective tax rate on the gain from the sale of Boesendorfer, resulting from a higher tax basis, favorably impacted both the third quarter federal and state effective tax rates. Higher foreign income, with more favorable tax rates, in the prior year reduced both the federal and state effective tax rates in the third quarter of fiscal year 2001. The fiscal year 2002 nine-month effective tax rate decreased 2.2 percentage points from the prior year. The federal effective tax rate for the nine-month period declined from the prior year while the state effective rate was unchanged from a year ago.

Third quarter fiscal year 2002 net income and Class B diluted earnings per share were $15,796,000 and $0.42, respectively, including the sale of the Company's Boesendorfer subsidiary. Excluding the Boesendorfer sale, net income and Class B diluted earnings per share in the third quarter were $7,645,000 and $0.20, respectively, both increasing from the prior year levels of $6,943,000 and $0.18. Fiscal 2002 year-to-date net income of $27,232,000, inclusive of the Boesendorfer gain, and $19,081,000, excluding the gain, compares to $30,158,000 for the same period of fiscal 2001. Class B diluted earnings per share for the nine-month period were $0.72 and $0.50 inclusive and exclusive of the Boesendorfer gain, respectively, compared to Class B diluted earnings per share of $0.77 for the same period last year.

The Company continues to experience softness in the markets for several of its key product lines. The Company remains cautious in the short-term; however, it is confident its long-term growth strategies and more competitive cost structure are positioning the Company for much improved profitability when its markets improve.

LIQUIDITY AND CAPITAL RESOURCES
The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings on the Company's revolving credit facility increased $17 million from $52 million at June 30, 2001 to $69 million at March 31, 2002. Working capital at March 31, 2002 was $176 million compared to working capital of $181 million at June 30, 2001. The current ratio at March 31, 2002 increased to 2.1, from 1.9 at June 30, 2001.

Operating activities generated $57 million of cash flow in the first nine months of fiscal year 2002 compared to $79 million in the same period of fiscal year 2001. During the current year third quarter, the funding of the Company's supplemental employee retirement plan reduced operating cash flow by $9 million. The Company reinvested $44 million into capital investments for the future, including the acquisition of the Auburn, Indiana facility, production equipment primarily related to new contract business, and improvements to the Company's information technology systems and solutions. The Company expects to continue to invest in resources for leveraging new and improved information technology systems and solutions. Financing cash flow activities included $18 million in dividend payments for the nine months ended March 31, 2002.

At March 31, 2002, the Company did not have any borrowings outstanding under its $100 million revolving credit facility that allows for both issuance of letters of credit and cash borrowings. The Company had $28 million of debt outstanding under this credit facility at June 30, 2001. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company is in compliance with these covenants at March 31, 2002 and does not expect these covenants to limit or restrict the Company's ability to borrow from the credit facility in the next 12 months.

The Company anticipates maintaining a strong liquidity position for the next 12 months and believes its available funds on hand, unused credit line available under the revolving credit facility and cash generated from operations will be sufficient for working capital needs and for funding investments in the Company's future.

The Company does not have material exposures to off-balance sheet arrangements including special purpose entities, trading activities of non-exchange traded contracts, or transactions with related parties.

FORWARD-LOOKING STATEMENTS
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "estimates", "projects", "expects", "anticipates" and similar expressions. These forward looking statements are subject to risks and uncertainties including, but not limited to, successful execution of the Company's restructuring plan, significant volume reductions from key contract customers, loss of key customers or suppliers within specific industries, availability or cost of raw materials, increased competitive pricing pressures reflecting excess industry capacities, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Form 10-K filing for the period ending June 30, 2001.

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

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (FAS 141), and Statement No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under FAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. The Company is required to adopt FAS 142 effective July 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the goodwill nonamortization and intangible amortization provisions of this statement. The Company does not expect the adoption of FAS 142 to have a material effect on its results of operations or financial position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2002, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $54 million. These securities are classified as available-for-sale and are stated at market value with unrealized gains and losses being recorded net of tax related effect, if any, as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at March 31, 2002 would cause the fair value of these short-term investments to decline by an immaterial amount.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(11)  Computation of Earnings Per Share

(b)  Reports on Form 8-K

Form 8-K dated January 10, 2002, was filed pursuant to Item 5 (Other Events) which contained the Company's news release announcing the Company's agreement to sell its Boesendorfer piano subsidiary.

Form 8-K dated February 15, 2002, was filed pursuant to Item 5 (Other Events) which contained the Company's news release announcing that the Boesendorfer sale was finalized.

Form 8-K dated April 9, 2002, was filed pursuant to Item 4 (Changes in Registrant's Certifying Accountant) announcing the Company's dismissal of Arthur Andersen LLP as its independent auditors and the engagement of Deloitte & Touche LLP as the Company's new independent auditors.

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

Date: May 14, 2002

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description

11	Computation of Earnings Per Share