Form 10-K
period 2002-06-30
KIMBALL INTERNATIONAL INC
filed 2002-09-11
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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

(812) 482-1600

Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:
Title of each Class	Name of each exchange on which registered

Class A Common Stock, par value $0.05 per share	None
Class B Common Stock, par value $0.05 per share	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       X

The number of shares outstanding of the Registrant's common stock as of August 16, 2002 were:

Class A Common Stock - 13,787,944 shares
Class B Common Stock - 24,237,921 shares

Class A Common Stock is not publicly traded and, therefore, no market value is available.  The aggregate market value of the Class B Common Stock held by non-affiliates, as of August 16, 2002, was $335.8 million, based upon an estimate that 92.2% of Class B Common Stock is held by non-affiliates.

Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 22, 2002, are incorporated by reference into Part III.

The exhibit index is located on page 56.

KIMBALL INTERNATIONAL, INC.
FORM 10-K
INDEX

Forward-Looking Statements

This document may contain certain forward-looking statements.  These are statements made by management, using their best business judgement based upon facts known at the time of the statements or reasonable estimates, about future results, events and the like.  They should not be construed as a guarantee that such results or events will, in fact, occur or be realized.  The statements may be identified by the use of words such as "believes", "anticipates", "expects", "intends", "projects" and similar expressions.

Such statements involve risk, uncertainty, and their ultimate validity is affected by a number of factors, both specific and general.  Specific risk factors may be noted along with the statement itself.  However, other more general risks and uncertainties which are inherent in any forward-looking statement include, but are not necessarily limited to changes in the following:

  Demand for the Company's product

  Relationships with strategic customers, suppliers and product distributors

  Competition in each of the Company's product lines

  Product sales mix

  Material and component availability

  Domestic and international business legislation and regulation

  The ability to utilize deferred tax assets

  Technology

  General economic conditions

  Cost and/or assumptions underlying strategic decisions

  Successful implementation of new information technology systems and solutions

  Operational capabilities due to natural disasters or other similar unforeseen events

This listing of factors is NOT intended to include ALL potential risk factors.  The Company makes no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required by law.

At any time when the Company makes forward-looking statements, it desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 where factors could cause actual results to differ materially from forward-looking statements.

PART I

Item 1 - Business

GENERAL

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

The Company utilizes a substantial degree of vertical integration.  It does not consider seasonal fluctuations to be significant.  Production is carried on in facilities located in the United States, Mexico, France, Thailand and Poland.  In the United States, the Company has facilities and showrooms in 15 states.

Sales by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 2002 are as follows:

SALES BY SEGMENT
(Dollars in Thousands)	2002	2001	2000

Furniture and Cabinets	$ 736,187	$ 871,835	$ 860,721
Electronic Contract Assemblies	436,248	389,252	367,610
Unallocated Corporate	69	84	81

Total	$1,172,504	$1,261,171	$1,228,412

Financial information by segment and geographic area for each of the three years in the period ended June 30, 2002 is included in Note 14, Segment and Geographic Area Information, of the Notes to Consolidated Financial Statements, which can be found in Item 8, and is incorporated herein by reference.

RESTRUCTURING

In June 2001, the Company's Board of Directors approved a plan to restructure certain operations to more closely align the Company's capabilities and capacities with changing market requirements and economic conditions as well as position the Company with a more competitive cost structure vital for overall long-term success.  The plan included consolidating manufacturing facilities and processes, and scaling capacities at other facilities.  The status of the plan is discussed in further details in "Management's Discussion and Analysis" in Item 7 and in Note 17 of Notes to the Consolidated Financial Statements.

SEGMENTS

FURNITURE AND CABINETS

HISTORICAL OVERVIEW

Since 1950, the Company has produced wood furniture and cabinets, which continue to be a significant part of the business. Included in this segment are sales of office furniture that has been manufactured and sold under the Kimball (registered trademark) trade name since 1970 and the National (registered trademark) trade name since 1980. In 1992, the Company expanded its product offering with the acquisition of Harpers, a metal office furniture manufacturer. Harpers had marketed metal office furniture under the Harpers (registered trademark) trade name since 1982. Harpers office furniture began to be marketed under the Kimball brand name in fiscal 2001. In fiscal year 1999, the Company further expanded its office furniture product offering with the acquisition of Transwall, a manufacturer of stackable panel systems and floor-to-ceiling products. Kimball office furniture systems have broad market application, while Transwall movable, demountable partitions products are focused more toward the office construction applications that demand a high degree of flexibility and reconfiguration. The Kimball and National casegoods and seating lines are more focused to the wood segment of the office furniture industry while utilizing other materials to an increasing extent. The Cetra (registered trademark) and Footprint (registered trademark) lines of Kimball office furniture systems provide flexible configurations and help architects and designers optimize space planning by utilizing Traxx (registered trademark), which increases space efficiency and eliminates the need for a secondary support structure by using existing walls. The Interworks (registered trademark) product line, formerly a Harpers office furniture system, began being marketed under the Kimball brand in fiscal year 2001 and is designed to integrate easily with existing Kimball systems products and provide more flexibility and functionality in office design. The Reasons line of Kimball office furniture systems, marketed under Transwall prior to fiscal year 2001, provides interchangeable panels that stack vertically and allow the flexibility of stacking from floor to ceiling. The Corporate Wall and recently introduced ZWall (registration pending) lines of Transwall floor-to-ceiling movable wall systems combine the privacy and security of a full height partition with the flexibility of an open plan system.

The Company has expanded its sales and manufacture of furniture over the years to include home furniture and lodging and healthcare furniture. The Company expanded its offering of fully upholstered and wood framed seating products to the lodging and healthcare market with the purchase of Jackson of Danville in fiscal year 2000.

Other products within this segment include furniture and cabinets produced on a contract basis, including cabinets for televisions, television stands, pool tables, home furniture, store fixtures and other related products sold to leading manufacturers and retailers primarily in the home entertainment, home furniture and retail industries. The Company also produces other products including plywood, polyurethane and polyester molded products and stamped metal components and welded assemblies and sells them to both internal and external customers. Contract furniture manufacturing services and capabilities began being marketed under the flexcel name in fiscal year 2002. The flexcel group of manufacturing units provides rapid, customized manufacturing solutions to the commercial, government, institutional and entertainment market segments. Services of the Company's trucking fleet are also sold to unaffiliated customers.

Also included in the Furniture and Cabinets Segment are sales of furniture component products including unprocessed lumber, dimension lumber, veneer, wood panels and cabinet doors to both internal and external customers.

During fiscal year 2002 the Company sold its Boesendorfer piano subsidiary, which had originally been acquired in 1966. The Company was also engaged in the manufacture and sales of a domestically produced piano product line since 1857 through a predecessor, W. W. Kimball Co., acquired in 1959, until cessation of this product line in 1996.

LOCATIONS

Office, home, lodging and healthcare furniture, furniture and cabinets produced on a contract basis and related products, which make up the largest part of this segment, as of June 30, 2002 are produced at twenty plants; thirteen located in Indiana, two in Kentucky, and one each in Idaho, Pennsylvania, Florida, Mississippi, and Mexico. As a result of the restructuring plan announced in the fourth quarter of fiscal year 2001, four manufacturing facilities not included above, two in Indiana and one each in Kentucky and North Carolina, ceased operations under the plan with three of the facilities being held for sale or lease. One of the manufacturing facilities in Indiana that ceased operations under the plan was converted to a distribution and warehouse facility in fiscal year 2002, which replaced a previously leased facility. This segment's production flexibility would allow numerous facilities to interchange production between different products based on a change in customer or product demand, if needed.

The Company also owns and operates three sawmills, three lumberyards, two dimension lumber plants, two plants that manufacture contract wood products and a technologically advanced veneer mill. These facilities are located in Indiana, Tennessee and Kentucky. Property located in Indiana, where the Company's idle sliced veneer plant was located, was sold in June 2001.

A facility in Jasper, Indiana houses an Education Center for dealer and employee training, the Product Design and Research Center, and a Corporate showroom for product display.

In the United States, showrooms are maintained in nine cities for office furniture and two cities for home furniture. In addition, an office furniture showroom is maintained in London, England. In certain showrooms other Company products are also on display.

MARKETING CHANNELS

Kimball and National brands of office furniture are marketed through Company salespersons to office furniture dealers, wholesalers, and rental companies and catalog houses throughout North America and England. Certain Kimball brands of office furniture systems are manufactured and distributed locally in Central America, South America, Australia, and the Middle East through license arrangements with unaffiliated partners. The Transwall products are marketed through Company salespersons to the government, select office furniture dealers and to construction contractors. Home furniture is generally marketed through independent sales representatives to independent furniture dealers throughout the United States. Lodging and healthcare furniture is marketed through Company sales representatives and independent manufacturers' representatives. Contract furniture and cabinets are generally marketed through Company salespersons and, to a lessor extent, independent representatives. The Company's marketing strategy facilitates the sale of related office furniture, residential furniture and upholstery product within the lodging and healthcare channels. Furniture component products manufactured by the Company are used internally as well as sold to others. Products sold to others are marketed principally to furniture manufacturers, primarily through Company personnel.

MAJOR COMPETITIVE FACTORS

The major competitive factors in the office furniture industry are price in relation to quality and appearance, the utility of the product, supplier lead-time, and ability to respond to requests for special and non-standard products. Certain market segments are more price sensitive than others, but all segments expect on-time, damage-free delivery. The Company believes it is well positioned to capitalize on an emerging trend for turnkey integrated solutions in the office furniture industry. The Company maintains sufficient finished goods inventories to be able to offer prompt shipment of certain lines of Kimball and National office furniture to domestic dealers, thereby permitting the dealers to maintain smaller inventories. Many products are shipped through the Company's delivery system, which the Company believes offers it the ability to reduce damage to product, enhance scheduling flexibility, and improve the capability for on-time deliveries, which are all key competitive factors in the office furniture industry.

The lodging and healthcare furniture markets compete on quality, reliability, supplier lead-time and price. The Company offers its own line of lodging and healthcare furniture as well as producing contract lodging and healthcare furniture to customers' specifications.

The major competitive factors in the home furniture market are style and aesthetics, quality, performance history, price, on-time delivery and supplier lead-time. The Company's own line of home furniture is offered for sale on an immediate ship basis.

The major competitive factors in the contract furniture and cabinet product markets are quality, performance history, price, on-time delivery, flexibility, speed, and providing customized manufacturing solutions. Contract home furniture, television cabinets and television stands are produced to customer specifications from specific orders. Finished goods inventories are generally small, consisting primarily of goods awaiting shipment to customers. The major competitive factors in the store fixtures industry are quality, supplier lead-time, price, service and installation, flexibility and on-time performance. Store fixtures are produced to customer specifications from specific orders.

Competitive factors in the furniture component products market are price, quality, availability, on-time delivery and supplier lead-time.

COMPETITORS

There are numerous manufacturers of office, home, lodging, and healthcare furniture competing within the marketplace. The Company believes, however, that there are a limited number of relatively large producers of wood office and lodging furniture, of which the Company believes that it is one of the larger in net sales. In many instances wood office furniture competes in the market with metal office furniture. Based on available industry statistics, metal office furniture has a larger share of the total office furniture market. The Company has positioned itself, with the acquisitions of Harpers and Transwall, to strengthen its market share in the non-wood segment of the industry, and compliments the Company's wood product offerings.

There are many manufacturers of home furniture and the Company does not have a significant share of this market.

The Company believes that it is one of the largest independent domestic manufacturers of wood television cabinets, but certain manufacturers of televisions, including some customers of the Company, produce cabinets for their own use. There are many manufacturers of store fixtures and the Company does not have a significant share of this market.

For furniture and cabinet components, the Company competes with many integrated forest and specialty hardwood product companies and does not have a significant share of the market for such products.

RAW MATERIAL AVAILABILITY

Many components used in the production of furniture and cabinets are manufactured internally within the segment, including processed wood parts, stamped metal components and certain polyurethane and polyester molded plastics, all of which are generally readily available. Other raw materials used in the production of wood furniture, cabinets and fixtures are generally readily available. Certain metal components, such as precision slide mechanisms used in various wood office furniture products, are purchased in a pre-fabricated stage with additional fabrication and finishing performed by the Company. Raw materials used in the manufacture of metal office furniture, primarily rolled steel and aluminum, have been readily available in the world market. Certain fabricated seating components and wood frame assemblies are currently sourced from Europe and Asia and are readily available. The Company has begun to source a limited number of finished furniture products from Asia for resale in the United States and abroad, which the Company expects to be generally readily available.

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

As of June 30, 2002 the Company's electronic contract assemblies segment consists of eight manufacturing facilities with three located in Indiana and one each in California, Mexico, France, Thailand and Poland. One additional facility located in Texas is utilized to receive inbound materials and distribute finished goods for the Mexican facility. One of the facilities, located in Auburn, Indiana, which was purchased in fiscal year 2002 from Siemens VDO produces an electronics module for an automotive passenger safety system and a line of small engine ignition products. The two other Indiana facilities, including a former warehouse facility that was converted to a high-flexibility production facility in fiscal year 2000, manufacture a variety of electronic assemblies and assemble products for sale to outside customers. The California facility assembles product and also provides semiconductor DIE processing, design, testing and packaging services. The facility located in Mexico provides services similar to those provided from the Indiana facilities. The fully automated Thailand operation, started in fiscal year 2000, offers board level assembly as well as box-build capability of products for sale to outside customers in the global market. The leased Poland facility, secured in fiscal year 2001 as part of an agreement to purchase certain manufacturing assets of Alcatel, produces electronic assemblies and telecommunication equipment for outside customers primarily in the eastern European market. As part of the restructuring plan announced in the fourth quarter of fiscal year 2001, the Company decided to exit the business of providing DIE processing and assembly services to the European market and as a result the Company, as of June 30, 2002, plans to sell its manufacturing facility located in France. Engineering design and support services are provided to the manufacturing facilities within this segment and to outside customers through the Kimball Electronics Design Services company, which is based in Indiana.  The contract electronics manufacturing industry in general has been faced with excess capacity due to the slowing economy.  The Company has not been immune and continually evaluates its operations as to the most optimum capacity and service levels by geographic region.

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

While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the automotive (automobiles and light trucks), industrial controls, medical, computer and telecommunications, and defense industries. Included in this segment are sales of electronic assemblies to one customer, TRW Inc., a full-service automotive supplier, which accounted for approximately 43% of this segment's net sales in fiscal year 2002, compared to 49% and 56% in fiscal years 2001 and 2000, respectively. Sales to TRW Inc. accounted for approximately 16% of consolidated net sales in fiscal year 2002, compared to 15% and 17% in fiscal years 2001 and 2000, respectively.  TRW in turn sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicles, which partially mitigates the Company's exposure to a single customer.

The nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program which is offset by higher profitability as the program matures and becomes established. Presently, the Company has a higher concentration of new customer and program start-ups than in prior years due to its focused customer and program diversification efforts and capability expansion, both domestically and internationally, which reduced current year earnings.

This segment's operations carry a higher degree of risk than the Company's other segment due to increased globalization, rapid technological changes, component availability, capacity utilization given the contract nature of this industry, and the importance of established program sales to one customer. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs.

OTHER INFORMATION

BACKLOG
At June 30, 2002, the aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, were $247 million as compared to $292 million at June 30, 2001.

(Dollars in Millions)
	June 30, 2002	June 30, 2001

Furniture and Cabinets	$ 97	$120
Electronic Contract Assemblies	150	172

Total Backlog	$247	$292

Open orders as of June 30, 2002 are expected to be filled within the next fiscal year.  Open orders generally may not be indicative of future sales trends.

RESEARCH, PATENTS, AND TRADEMARKS
Research and development activities include the development of manufacturing processes, major process improvements, new product development, information technology initiatives and electronic, wood and plastic technologies.

(Dollars in Millions)
	Fiscal Years Ended June 30,
	2002	2001	2000

Research and Development Costs	$15.1	$14.5	$13.5

The Company owns the Kimball (registered trademark) trademark, which it believes is significant to its office, electronic, lodging, healthcare and home furniture businesses, and owns the following trademarks which it believes are significant to its furniture business only: National (registered trademark), Cetra (registered trademark), Footprint (registered trademark), Traxx (registered trademark), and Interworks (registered trademark).  The Company also owns certain patents and other trademarks and has certain other patent applications pending, which in the Company's opinion are not significant to its business.

ENVIRONMENT AND ENERGY MATTERS
The Company's operations are subject to various foreign, federal, state and local laws and regulations with respect to environmental matters.  The Company believes that it is in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.

The Company is dedicated to excellence, leadership and stewardship in matters of protecting the environment and communities in which the Company has operations.  The Company believes that continued compliance with foreign, federal, state and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position.  Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2004, will not represent a material portion of total capital expenditures during those years.

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

EMPLOYEES
	June 30, 2002	June 30, 2001
United States	6,882	7,622
Foreign Countries	2,671	2,410

Total Full Time Employees	9,553	10,032

The Company has no collective bargaining agreements with respect to its domestic employees.  All of the Company's foreign operations are subject to collective bargaining arrangements.  The Company believes that its employee relations are good.

Item 2 - Properties

The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, as of June 30, 2002, are as follows:

	Number of Facilities

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate	Total

Indiana	27	3	6	36
Kentucky	4			4
Tennessee	3			3
California	1	1		2
Pennsylvania	1			1
Florida	1			1
Idaho	1			1
Mississippi	1			1
Texas		1		1
France		1		1
Mexico	2	1		3
Thailand		1		1
Poland		1		1

Total Facilities	41	9	6	56

Excluded from the above listing are two idle facilities in Indiana and one each in Kentucky and North Carolina within the Furniture and Cabinets Segment, of which three were closed as a result of the restructuring plan announced in June 2001 and are being held for sale or lease as of June 30, 2002.  Another Furniture and Cabinets Segment facility not included above is a newly leased facility in Tennessee, which was not yet in operation as of June 30, 2002.  In the Electronics Segment, one facility located in France is included above and as of June 30, 2002 is planned to be sold.

The listed facilities occupy approximately 7,912,000 square feet in aggregate, of which approximately 7,424,000 square feet are owned and 488,000 square feet are leased.  Square footage of these facilities are summarized as follows:

	Approximate Square Footage

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate	Total

Owned	6,344,000	730,000	350,000	7,424,000
Leased	344,000	117,000	27,000	488,000

Total	6,688,000	847,000	377,000	7,912,000

Including certain leased furniture showroom areas and idle facilities excluded from the above listing, total facilities approximate 8.7 million square feet. (See Note 5 - Lease Commitments of the Notes to Consolidated Financial Statements in Item 8, for additional information concerning leases.)

Included in Unallocated Corporate are executive, national sales and administrative offices, a former energy center that is being converted to a recycling storage facility, a child development facility for employees' children, and an education center and corporate showroom.

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

Operating leases for all facilities, including idle facilities, total 862,000 square feet and expire from fiscal year 2003-2010 with many of the leases subject to renewal options.  Also included are 10 leased showroom facilities totaling 100,000 square feet, which are in 8 states in the United States and one location in London, England.

The Company owns approximately 27,829 acres of land which includes land where various Company facilities reside, including approximately 26,850 acres generally for hardwood timber reserves, approximately 180 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities, and for possible future expansions), and approximately 60 acres in Post Falls, Idaho, where the Harpers Manufacturing plant is located.  The Company leases approximately six acres of land in Laem Chabang, Thailand where it has an Electronics manufacturing facility, with the lease expiring in 2030.

Item 3 - Legal Proceedings

The registrant and its subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business, which individually, or in aggregate, are not expected to be material.

Item 4 - Submission of Matters to Vote of Security Holders
None to report in the fourth quarter of fiscal year 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Registrant as of August 31, 2002 are as follows:
(Age as of August 31, 2002)

Name	Age	Office and Area of Responsibility	Officer Since

Douglas A. Habig	55	Chairman of the Board of Directors, and Chief Executive Officer	1975
James C. Thyen	58	President and Director	1974
Ronald J. Thyen	65	Senior Executive Vice President, Operations Officer, Assistant Secretary and Director	1966
John T. Thyen	64	Senior Executive Vice President, Strategic Marketing, and Director	1978
Robert F. Schneider	41	Executive Vice President, Chief Financial Officer, and Treasurer	1992
Donald D. Charron	39	Executive Vice President, and President Kimball Electronics Group	1999
P. Daniel Miller	54	Executive Vice President, and President Kimball Office Group	2000
Roy W. Templin	42	Vice President, Finance and Chief Accounting Officer	1997

Executive officers are elected annually by the Board of Directors.  James C. Thyen, Ronald J. Thyen and John T. Thyen are brothers.  All of the executive officers unless otherwise noted have been employed by the Company for more than the past five years in the capacity shown or some other executive capacity.  Donald D. Charron was employed with Rockwell Automation/Allen Bradley from December 1992 to April 1999, as Operations Manager, Director of Operations, and General Business Manager Electronic Operator Interface.  P. Daniel Miller was employed with International Knife and Saw, Inc. as President and CEO from April 1999 to April 2000, with the Overhead Door Corporation as President from May 1998 to April 1999, and from January 1987 to December 1997 with the Whirlpool Corporation in various capacities including President Latin American Appliance Group, Executive Vice President Whirlpool Corporation, President Kenmore Appliance Group, Vice President Sales and Distribution Whirlpool Appliance Group, and Division Vice President Builder Marketing. Roy W. Templin was appointed to his current position in July 2000, having previously served the company as Vice President, Corporate Controller.

Item 5 - Market for the Registrant's Common Stock and Related Share Owner Matters

Market Prices
The Company's Class B Common Stock trades on the Nasdaq Stock Market under the symbol: KBALB.   High and low price ranges by quarter for the last two fiscal years as quoted by the National Association of Security Dealers (NASDAQ) are as follows:

	2002		2001

	High	Low	High	Low

First Quarter	$16.2900	$11.8400	$18.3125	$14.5000
Second Quarter	$15.6000	$10.5400	$18.0000	$13.8750
Third Quarter	$17.1500	$14.1500	$15.8125	$13.3750
Fourth Quarter	$17.7600	$14.1500	$16.2500	$12.4375

There is no active trading market for the Company's Class A Common Stock.

Dividends
There are no restrictions on the payment of dividends except charter provisions that require on a fiscal year basis, shares of Class B Common Stock are entitled to an additional $0.02 per share dividend more than the dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock.  During fiscal year 2002 dividends declared were $24.1 million or $0.62 per share on Class A Common Stock and $0.64 per share on Class B Common Stock.  Dividends by quarter for 2002 compared to 2001 are as follows:

	2002		2001

	Class A	Class B	Class A	Class B

First Quarter	$0.155	$0.16	$0.155	$0.16
Second Quarter	$0.155	$0.16	$0.155	$0.16
Third Quarter	$0.155	$0.16	$0.155	$0.16
Fourth Quarter	$0.155	$0.16	$0.155	$0.16

Total Dividends	$0.620	$0.64	$0.620	$0.64

Share Owners
On July 31, 2002, the Company's Class A Common Stock was owned by approximately 649 Share Owners of record and the Company's Class B Common Stock by approximately 2,185 Share Owners of record, of which approximately 276 also owned Class A Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes the Company's equity compensation plans as of June 30, 2002:

	Number of Securities to be Issued Upon Exercise of Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)

Equity compensation plans approved by Share Owners	2,943,716	$17.26	4,258,447

Equity compensation plans not approved by Share Owners	--	--	--

Total	2,943,716	$17.26	4,258,447

Item 6 - Selected Financial Data

	Year Ended June 30

	2002	2001	2000	1999	1998
(Dollars in thousands, except per share amounts)
Net Sales	$1,172,504	$1,261,171	$1,228,412	$1,131,261	$1,055,624

Net Income	$ 34,500	$ 16,583	$ 48,462	$ 59,725	$ 55,027

Earnings Per Share
Basic:
Class A	$0.89	$0.41	$1.19	$1.46	$1.32
Class B	$0.91	$0.43	$1.21	$1.48	$1.33

Diluted:
Class A	$0.89	$0.41	$1.19	$1.45	$1.31
Class B	$0.91	$0.43	$1.21	$1.47	$1.32

Total Assets	$ 674,112	$ 678,984	$ 723,651	$ 661,386	$ 629,638

Long Term Debt, Less Current Maturities	$ 2,291	$ 3,320	$ 2,599	$ 1,730	$ 1,856

Cash Dividends Per Share:
Class A	$0.62	$0.62	$0.62	$0.62	$0.58875
Class B	$0.64	$0.64	$0.64	$0.64	$0.60500

Fiscal year 2002 net income includes an $8.2 million after tax gain ($0.22 per diluted share) from the gain on the sale of the Company's Boesendorfer subsidiary and after tax expenses related to restructuring of $0.3 million or ($0.01 per diluted share).

Fiscal year 2001 net income was reduced by $19.7 million ($0.51 per diluted share) for restructuring and other charges.

Fiscal year 1999 results include a $1.3 million after tax gain ($0.03 per diluted share) on the sale of a stock investment of which the Company held a minor interest and a $2.7 million after tax gain ($0.06 per diluted share) on the disposition of two non-core operating facilities.

Fiscal year 1998 results include a $1.0 million after tax gain ($0.02 per diluted share) on the sale of real estate and a $0.6 million after tax gain ($0.01 per diluted share) on the sale of a stock investment of which the Company held a minor interest.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Net sales of $1,172,504,000 were recorded in fiscal year 2002, compared to net sales of $1,261,171,000 in fiscal 2001. Net income and Class B diluted earnings per share for fiscal year 2002 were $34,500,000 and $0.91, respectively, including restructuring costs and a gain on the sale of a piano subsidiary. Exclusive of restructuring charges and the gain on the subsidiary sale, net income and Class B diluted earnings per share in fiscal year 2002, were $26,666,000 and $0.70, respectively. Net income and Class B diluted earnings per share in fiscal year 2001 were $16,583,000 and $0.43, respectively, including costs associated with restructuring actions and a one-time charge for impaired goodwill unrelated to the restructuring. Exclusive of restructuring and other expense, net income and Class B diluted earnings per share in fiscal year 2001 were $36,251,000 and $0.94, respectively.

RESTRUCTURING AND OTHER EXPENSE
During the fourth quarter of fiscal year 2001, the Company's Board of Directors approved a plan to restructure certain operations to more closely align the Company's capabilities and capacities with changing market requirements and economic conditions as well as position the Company with a more competitive cost structure vital for overall long-term success. The following actions took place related to the plan:

  Closed four furniture and cabinet manufacturing facilities, a Company owned energy center and an administrative office location, all in the United States.
  Scaled capacities at additional manufacturing locations allowing for consolidation and/or alignment of operations in reaction to, or in anticipation of, changing market conditions.

The activities associated with this plan were substantially complete as of June 30, 2002. As a result of the above outlined activities, the Company recorded pre-tax restructuring charges in fiscal year 2002, which net to $0.9 million. Included in the fiscal 2002 restructuring charges were pre-tax facility consolidation costs of $1.4 million, additional asset write-downs of $0.6 million, employee transition costs of $0.1 million and $1.2 million of income, which resulted from adjustments to original cost estimates. In fiscal year 2001 the Company incurred pre-tax restructuring charges of $25.7 million including $11.5 million for asset write-downs, $7.5 million for the impairment of goodwill, $3.4 million for plant closure and other exit costs, and $2.6 million for transition and other employee costs. Also included was a charge of $0.7 million against cost of goods sold for the write-down of inventory. Other expenses recorded in fiscal year 2001 included $2.7 million for the impairment of goodwill that was unrelated to the restructuring plan. Approximately 570 hourly and salaried employees were affected by the restructuring plan and have been redeployed or released from the Company as of June 30, 2002. As of June 30, 2002, $2.6 million in restructuring reserves remain, which appears adequate to cover remaining committed restructuring actions to finalize the plan. Primary remaining actions include the sale or sub-lease of three idle manufacturing facilities in the furniture and cabinets segment and the sale of an electronics manufacturing facility in France. See note 17 to the consolidated financial statements for more information regarding restructuring.

Management estimated that once the restructuring plan was complete, these actions, along with cost reduction efforts that were taken beginning in mid-fiscal year 2001 to right size its workforce in response to lower sales volumes, would generate annual pre-tax savings of approximately $35 to $40 million. It is estimated the majority of the cost savings are being realized. A large part of the savings is related to the right sizing of the workforce to the lower volume levels, which can be expected to fluctuate with future sales volumes. Part of the savings is being redeployed into strategic initiatives designed to accelerate top-line revenue growth and quality and efficiency improvements.

RESULTS OF OPERATIONS
2002 DISCUSSION
Net sales in fiscal year 2002 declined from the prior year in the Company's Furniture and Cabinets Segment while net sales in the Electronic Contract Assemblies Segment increased over fiscal year 2001. Net income in fiscal 2002 declined from fiscal 2001 in the Furniture and Cabinets Segment when excluding restructuring costs and the 2002 gain on the sale of a subsidiary. The Electronic Contract Assemblies Segment's net income in fiscal year 2002 declined from fiscal year 2001 when excluding operating results from a current year acquisition, restructuring charges in both years and a fiscal 2001 charge for impaired goodwill unrelated to the restructuring.

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

In the third quarter of fiscal year 2002, the Company sold its Boesendorfer piano subsidiary, located in Vienna, Austria, to BAWAG-Bank of Austria. Included in the Company's fiscal year 2002 Consolidated Statement of Income is an $8.2 million after tax gain on this sale, which increased Class B diluted earnings per share by $0.22. Proceeds from this sale are to be used for general corporate purposes, including funding for strategic initiatives designed to accelerate sales growth and improve operations.

The Furniture and Cabinets Segment's net sales for fiscal year 2002 declined by 16% from the record sales reported in fiscal year 2001 as the Company experienced double-digit percentage sales declines in all the major product lines within this segment.

Sales in the office furniture product line decreased from the sales volumes recorded in fiscal year 2001 primarily as a result of an overall shrinking of the office furniture market. Overall price discounting increased in fiscal year 2002 from last year driven by increased competitive pricing pressures resulting from the continued softness in this market. Sales of casegoods, systems and seating products all declined from a year ago. In fiscal 2002, the Company's office furniture sales declined by less than the industry's overall 25% decline for the same period compared to the year earlier, as reported by the Business and Institutional Furniture Manufacturer's Association (BIFMA).

Lodging and healthcare product line sales decreased significantly in fiscal year 2002 from the previous year, which is believed to be the result of an overall decline in construction and renovations in the lodging industry. The percentage of sales from custom-made product within this product line, which generally carries a lower margin than the Company's standard product offerings, declined in fiscal year 2002 compared to a year earlier. Open orders at June 30, 2002 were up slightly over open orders at June 30, 2001.

Net sales in contract furniture and cabinets declined from prior year sales by a low double-digit percentage rate. Within this product line however, overall sales of large-screen projection television cabinets produced on a contract basis increased slightly over the prior year assisted partly by a price increase to one of the Company's customers in mid-fiscal 2001.

Net sales in the furniture components product line decreased significantly in fiscal year 2002, compared to the prior year, driven by large decreases in sales of dimension and lumber products. Veneer sales increased in fiscal year 2002 over the same period a year ago.

Net income in the Furniture and Cabinets Segment in fiscal year 2002 increased over the prior year. Exclusive of current and prior year restructuring charges and the 2002 gain on the sale of the Boesendorfer piano subsidiary, net income declined from a year ago. Pre-tax restructuring charges of $1.7 million were recorded in the Furniture and Cabinets Segment in fiscal 2002 primarily as a result of plant consolidation costs and additional asset write-downs. A double-digit percentage sales decline in all the major product lines within this segment is the primary reason for the decline in net income from a year ago. Gross profit, as a percent of sales, increased from fiscal 2001 resulting from lower material and labor costs, as a percent of sales. Overhead costs, as a percent of sales, increased in fiscal year 2002 over the prior year as the reduction in sales outpaced cost reductions. Also contributing to the improved margins in this segment in fiscal year 2002, compared to the prior year, were inventory reduction initiatives that resulted in a liquidation of LIFO (last-in, first-out) inventory quantities carried at lower costs prevailing in prior years, the effect of which increased net income by approximately $1.4 million or $0.04 per Class B share. The furniture components product line continues to negatively affect the profitability in this segment as fiscal 2002 bottom-line results were impacted by the significant sales volume reduction in dimension and lumber products compared to the prior year. Market conditions within the furniture components product line remain very challenging based on depressed demand levels and pressures on lumber and veneer commodity prices due, in part, to excess capacity within this market.  Improvement in this product line is dependent upon the Company achieving its planned higher volume levels and associated improvements in operating efficiencies.  Gross profit at the Company's projection television cabinet operation in Juarez, Mexico improved slightly in fiscal year 2002, compared to fiscal year 2001, despite a lower sales volume. This segment's selling, general and administrative (SG&A) spending in fiscal year 2002 decreased in absolute dollars but increased as a percent of sales, compared to the prior year, as sales volume declined at a faster rate than spending.

ELECTRONIC CONTRACT ASSEMBLIES
During the second quarter of fiscal year 2002, the Company purchased a manufacturing facility located in Auburn, Indiana from Siemens VDO. The Company assumed ownership of the facility and most of the equipment and retained a large portion of the workforce. With the acquisition, the Company began to produce an electronics module for an automotive passenger safety system and a line of small engine ignition products. The acquisition was financed with available cash on hand. The acquisition price was not significant in relation to the Company's consolidated financial position.

Net sales for fiscal year 2002 surpassed the prior year by 12% in the Electronic Contract Assemblies Segment. Excluding the Auburn facility acquisition, comparable sales in the Electronic Contract Assemblies Segment increased by 2% over the previous year. Sales of electronic transportation products increased over the prior year, even when excluding sales to this market from the new Auburn facility, which is attributed to the increase in automotive demand resulting largely from industry-wide consumer incentive programs. Sales of medical components and industrial controls also increased over the prior year while sales of telecommunication and computer related products declined compared to a year ago.  The contract electronics manufacturing industry in general has been faced with excess capacity due to the slowing economy.  The Company has not been immune and continually evaluates its operations as to the most optimum capacity and service levels by geographic region.

Net income in fiscal year 2002 increased over fiscal year 2001; however, when excluding current and prior year restructuring charges, a prior year charge for impaired goodwill unrelated to the restructuring, and operations from the new Auburn facility, net income declined from last year. Pre-tax restructuring income of $0.6 million was recorded in fiscal 2002 related primarily to adjustments to original cost estimates. Gross profit, as a percent of sales, declined in fiscal year 2002 from the prior year, largely related to operational inefficiencies on the production of new products primarily at the Company's Poznan, Poland operation. The current year Auburn facility acquisition provided positive bottom-line contribution along with new product and customer diversification. Selling, general and administrative expenses remained flat, as a percent of sales, with the prior year. Lower selling expenses, largely related to a prior year write-down of accounts receivable associated with a financially unstable contract customer, offset increases in administrative costs and incentive compensation costs, which are linked to company profitability.

Included in this segment are sales to one customer, TRW, Inc., a full-service automotive supplier, which accounted for 16% and 15% of consolidated net sales in fiscal years 2002 and 2001, respectively. Sales to this customer accounted for 43% and 49% of the total sales in the Electronic Contract Assemblies Segment in fiscal 2002 and 2001, respectively.  TRW in turn sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicles, which partially mitigates the Company's exposure to a single customer.

The nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program which is offset by higher profitability as the program matures and becomes established. Presently, the Company has a higher concentration of new customer and program start-ups than in prior years due to its focused customer and program diversification efforts and capability expansion, both domestically and internationally, which reduced current year earnings.

This segment's operations carry a higher degree of risk than the Company's other segment due to increased globalization, rapid technological changes, component availability, capacity utilization given the contract nature of this industry, and the importance of established program sales to one customer. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs.

CONSOLIDATED OPERATIONS
Consolidated sales mix by business segment in fiscal 2002 shifted by six percentage points from the Furniture and Cabinets Segment (63%) to the Electronic Contract Assemblies Segment (37%) compared to the prior year. Fiscal 2001 consolidated sales mix included 69% of sales from the Furniture and Cabinets Segment and 31% of sales from the Electronic Contract Assemblies Segment. The Furniture and Cabinets Segment generally carries a higher gross profit percentage and higher selling, general and administrative costs, as a percent of sales, compared to the Electronic Contract Assemblies Segment.

Consolidated selling, general and administrative expenses decreased in absolute dollars but increased, as a percent of sales, 0.9 percentage point, in fiscal year 2002 when compared to fiscal 2001. Lower selling expenses, in both absolute dollars and as a percent of sales, were more than offset by higher administrative and incentive compensation costs.

Other income increased from the prior year primarily from a pre-tax gain of $15.4 million related to the sale of the Boesendorfer subsidiary. Both interest income and interest expense declined from the prior year as a result of lower interest rates, lower average investment balances and lower outstanding balances on the Company's revolving line of credit. Fiscal year 2002 miscellaneous income was down from fiscal 2001.

The effective income tax rate, excluding the impact from current and prior year restructuring and other charges, decreased 0.7 percentage point in fiscal year 2002, compared to fiscal 2001. The federal effective tax rate declined from a year ago while the state effective tax rate increased in fiscal 2002, on the same comparable basis. A lower effective tax rate on the gain from the sale of Boesendorfer, resulting from a higher tax basis, favorably impacted both the federal and state effective tax rates in fiscal 2002. An overall increase in domestic tax expense and a higher percentage of foreign income in the prior year combined to increase the state effective rate in fiscal 2002 compared to last year. Including current and prior year restructuring and other charges, the combined effective tax rate decreased from the prior year by 5.3 percentage points.

Fiscal year 2002 net income and Class B diluted earnings per share, inclusive of restructuring charges and a gain on the sale of the Boesendorfer subsidiary, were $34,500,000 and $0.91, respectively. Excluding restructuring charges and the Boesendorfer gain, fiscal year 2002 net income was $26,666,000 and Class B diluted earnings per share was $0.70 compared to net income of $36,251,000 and Class B diluted earnings per share of $0.94 in fiscal year 2001, exclusive of restructuring and other charges.

Several of the Company's principal markets remain soft during a very challenging economic time. The Company cannot predict when its primary markets, or the economy in general, will begin to turnaround and stage a recovery.

2001 DISCUSSION
Net sales for fiscal year 2001 surpassed 2000 net sales on increases by both of the Company's segments - the Furniture and Cabinets Segment and the Electronic Contract Assemblies Segment. Net income exclusive of restructuring and other charges in fiscal 2001 declined from fiscal 2000 for both segments.

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

Sales in the office furniture product line decreased from the sales volumes recorded in fiscal year 2000 largely as a result of an overall slowing in the office furniture industry in the latter half of fiscal year 2001. Overall price discounting increased slightly in fiscal year 2001 over the prior year as a result of increased pricing pressures driven by the slower economy. Sales of casegoods increased over the prior year despite the overall industry reduction while sales of systems and seating products declined from fiscal year 2000. For the fiscal year ending June 2001, both the Company's office furniture sales and the overall industry, as reported by the Business and Institutional Furniture Manufacturer's Association (BIFMA), experienced a low single-digit percentage decline compared to the prior year.

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

Net sales in the furniture components product line decreased in fiscal year 2001, compared to the prior year as dimension, lumber and veneer products all decreased from fiscal year 2000.

Net income in the Furniture and Cabinets Segment decreased in fiscal year 2001, exclusive of pre-tax restructuring charges of $20.0 million recorded in fiscal 2001, from the prior year despite a slight increase in sales volume (see note 17 to the consolidated financial statements for more information on restructuring). Gross profit, as a percent of sales, declined from fiscal 2000 largely due to an increase in labor and overhead costs, as a percent of sales. Increased depreciation expense along with higher expenditures for freight and utilities associated with higher energy costs were the largest contributors to the increased overhead costs. The furniture components product line and the contract furniture and cabinets line primarily drove the lower gross margins in this segment. Lower sales volumes and continued start-up challenges and associated inefficiencies at the Company's veneer mill in Chandler, Indiana drove the lower margins within the furniture components line. Lower margins in the contract furniture and cabinets product line were primarily the result of reduced manufacturing efficiencies including those at the Company's projection television cabinet operation in Juarez, Mexico. An overall shift in sales mix to lower margined products within this segment also contributed to the lower overall profitability compared to the prior year. Selling, general and administrative (SG&A) expenses in fiscal year 2001 decreased in both dollars and as a percent of sales compared to the prior year largely from reduced incentive compensation costs, which are linked to company profitability. Exclusive of incentive compensation costs, SG&A expenses decreased, as a percent of sales, from fiscal year 2000 as a result of a focus to reign in discretionary spending.

ELECTRONIC CONTRACT ASSEMBLIES
During fiscal year 2001, the Company continued its strategic global expansion within the Electronic Contract Assemblies Segment with the acquisition of the manufacturing assets of Alcatel located in Poznan, Poland. The Company leases the facility and initially manufactured telecommunications equipment under a supply agreement with Alcatel. The acquisition was accounted for as a purchase and was financed with available cash on hand. The Company also completed and moved into a new microelectronics facility located in Valencia, California during the latter half of fiscal year 2001. The Valencia facility, which increased capacity and enhanced technical manufacturing capabilities, replaced a previously leased facility in Burbank, California.

Net sales for fiscal year 2001 surpassed the prior year by 6% in the Electronic Contract Assemblies Segment. Excluding acquisitions, comparable sales in the Electronic Contract Assemblies Segment decreased 1% from the previous year. Sales of telecommunication components increased, as a result of the Poznan, Poland acquisition, as did sales of industrial controls compared to sales in fiscal year 2000. Sales of electronic transportation products were relatively flat compared to the prior year while sales of computer related products and medical components declined over the same comparison. Although overall sales of transportation components were relatively flat compared to the previous year, a significant change in sales mix within this product line occurred during this same period.

Net income in fiscal year 2001 declined from the reported net income in fiscal year 2000, exclusive of fiscal year 2001 pre-tax restructuring charges of $4.2 million and a $2.7 million pre-tax charge for impaired goodwill unrelated to the restructuring plan (see note 17 to the consolidated financial statements for more information on restructuring and other expense). Gross profits were lower in fiscal year 2001, largely as a result of charges for excess and obsolete material related to select contract-based customers. Product mix changes within and among the product lines in this segment, resulting partly from a planned diversification of its customer base into a variety of new products, also contributed to the lower gross profitability in fiscal year 2001. Additionally, charges related to the write-down of custom equipment and working capital associated with a financially unstable contract customer impacted operating results in fiscal year 2001. On the positive side, this segment's recent global expansion initiatives proved successful in fiscal year 2001 with a significant favorable contribution to the prior year net income comparison. Selling, general and administrative expenses decreased in both dollars and as a percent of sales in fiscal year 2001 driven by lower absolute selling expenses and incentive compensation, which is linked to company profitability.

Included in this segment are sales to one customer, TRW, Inc., which accounted for 15% and 17% of consolidated net sales in fiscal year 2001 and 2000, respectively. Sales to this customer represented approximately one-half of total sales in the Electronic Contract Assemblies Segment in fiscal years 2001 and 2000.

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

Pre-tax restructuring and other charges of $28.4 million were recorded in fiscal year 2001, including $25.7 million associated with restructuring activities ($0.7 million recorded in cost of goods sold for the write-down of inventory). Also included is a $2.7 million charge for impaired goodwill unrelated to the restructuring. See note 17 to the consolidated financial statements for more information on restructuring and other expense.

Other income decreased from the prior year as lower interest income, caused by lower average investment balances, and higher interest expense, from increased outstanding balances on the Company's revolving credit line, more than offset an increase in miscellaneous income. Contributing to the lower average investment balances, compared to the prior year, are repurchases of Class B Common Stock for $20 million and $24 million in fiscal years 2001 and 2000, respectively.

The effective income tax rate, excluding the impact from restructuring and other charges, decreased 0.5 percentage point in fiscal year 2001, when compared to fiscal year 2000, primarily as a result of the increase in foreign income with lower tax rates. Excluding the effect from restructuring and other charges, the federal effective tax rate remained flat with the prior year while the state effective tax rate declined. Including restructuring and other, the combined effective tax rate increased over the prior year by 3.5 percentage points.

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

LIQUIDITY AND CAPITAL RESOURCES
The Company's aggregate of cash, cash equivalents, and short-term investments decreased from $80 million at the end of fiscal year 2001 to $73 million at the end of fiscal year 2002. Net cash used for investing and financing activities, excluding purchases and sales of securities, more than offset cash provided from operating activities during fiscal year 2002. Working capital at June 30, 2002 was $188 million compared to working capital of $181 million at June 30, 2001. The current ratio was 2.1 at June 30, 2002 compared to 1.9 at June 30, 2001.

Operating activities generated $77 million of cash flow in fiscal year 2002 compared to $102 million in fiscal year 2001. Net income, exclusive of non-cash charges, and a $10 million decrease in inventories contributed to the operating cash flow in fiscal 2002. In fiscal 2001, higher net income, exclusive of restructuring and other charges, and a $31 million decrease in accounts receivable were the primary reasons for the higher operating cash flow compared to fiscal 2002. The Company reinvested $56 million into capital investments for the future, including the acquisition of the Auburn, Indiana facility, a new larger electronics manufacturing facility in Laem Chabang, Thailand, production equipment primarily related to new contract business, and improvements to the Company's information technology systems and solutions. The Company expects to continue to invest in resources for leveraging new and improved enterprise-wide information technology systems and solutions. Investing activities included $20 million provided by the sale of facilities and subsidiaries, including the sale of the Boesendorfer subsidiary. Financing cash flow activities included $24 million in dividend payments and a $26 million net reduction in short-term debt.

At June 30, 2002, the Company did not have any short-term borrowings outstanding under its $100 million revolving credit facility, which expires in May 2004, that allows for both issuance of letters of credit and cash borrowings. The Company had $28 million of debt outstanding under this credit facility at June 30, 2001. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company is in compliance with these covenants at June 30, 2002.

The Company believes its principle sources of liquidity from available funds on hand, cash generated from operations and the $100 million available under the Company's revolving credit facility will be sufficient in fiscal year 2003 for working capital needs and for funding investments in the Company's future. The Company's first source of funds is largely based on its ability to generate cash from operations to meet its liquidity obligations, which could be affected by factors such as a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. The Company's secondary source of funds is its revolving credit facility, which is contingent on complying with certain debt covenants. The Company is in compliance with these covenants at June 30, 2002 and does not expect the covenants to limit or restrict its ability to borrow on the facility in fiscal year 2003. The Company anticipates maintaining a strong liquidity position for the 2003 fiscal year.

The Company does not have material exposures to off-balance sheet arrangements including special purpose entities, trading activities of non-exchange traded contracts, or transactions with related parties.

CRITICAL ACCOUNTING POLICIES
The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgement in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. Kimball management overlays a fundamental philosophy of valuing its assets and liabilities in an appropriately conservative manner. A summary of Kimball's significant accounting policies is disclosed in Note 1 to the consolidated financial statements beginning on page 32. Management believes the following critical accounting policies reflect the more significant judgements and estimates used in preparation of the Company's consolidated financial statements, and/or, are the policies which are most critical in the portrayal of the Company's financial position and results of operations. Management has discussed these critical accounting policies and estimates with the Audit Committee of the Company's Board of Directors and with the Company's independent auditors.

Revenue recognition - The Company recognizes revenue when title and risk transfer to the customer, which is generally when the product is shipped. Guidelines regarding revenue recognition are strictly adhered to and volatility resulting from estimates or judgement is minimal.

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At June 30, 2002 and June 30, 2001 the reserve for returns and allowances was $1.4 million and $1.7 million, respectively. Historically, over the past three years, the returns and allowances reserve has been approximately 1% of gross trade receivables.
  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged receivables, where the percentage increases as the receivables become older. However, management judgement is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at June 30, 2002 and 2001 was $4.2 million and $4.6 million, respectively, and over the past three years this reserve has trended between approximately 2% and 5% of gross trade receivables.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 37% and 38% of consolidated inventories in 2002 and 2001, respectively, including approximately 85% and 75% of the Furniture and Cabinets Segment inventories in 2002 and 2001, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. FIFO inventory recorded on the Company's balance sheet is adjusted for excess and obsolete inventory. In general, the Company purchases materials for contract-based business from customer orders and projections, primarily in the case of long lead-time items, and is transitioning to a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments where minimal lot sizes, component allocation or other component procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines. These factors may change over time causing the reserve level to adjust accordingly.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon periodic actuarial valuations, and known or estimated future claims. The Company uses independent outside actuaries to assist in the valuation of medical reserves on an annual basis and on a bi-annual basis for workers compensation. Actuarial studies support the development of claim growth factors, including factors for incurred but not reported claims, which are then applied to the Company's actual claims history. The actuarial valuations are based on historical information along with certain assumptions about future events. Ultimately, the Company adjusts its reserve levels to align with these periodic independent actuarial studies. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2002 and 2001 the Company's accrued liabilities for self-insurance exposure was $4.1 million and $3.3 million, respectively, excluding amounts funded in a voluntary employees' beneficiary association (VEBA) trust.

ACCOUNTING STANDARDS
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect adoption of this statement to have a material impact on the Company's financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which is effective for the Company's fiscal year beginning July 1, 2002. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. The adoption of FAS 144 will not have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (FAS 141), and Statement No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under FAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. The Company is required to adopt FAS 142 effective July 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the goodwill nonamortization and intangible amortization provisions of this statement. The adoption of FAS 142 will not have a material impact on the Company's financial position or results of operations.

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

Item 7a - Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2002 and 2001, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $54 million and $69 million respectively.  The Company classifies its short-term investments in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Available-for-sale securities are stated at market value with unrealized gains and losses being recorded net of tax related effect, if any, as a component of Share Owners' Equity.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  A hypothetical 100 basis point increase in market interest rates from levels at June 30, 2002 and 2001 would cause the fair value of these short-term investments to decline by an immaterial amount.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes.  The effect of movements in the exchange rates was not material to the consolidated operating results of the Company in fiscal years 2002 and 2001.  The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates would not affect the consolidated operating results of the Company by a material amount.

Item 8 - Financial Statements and Supplementary Data

REPORT OF MANAGEMENT

To the Share Owners of Kimball International, Inc.

The management of Kimball International, Inc. is responsible for the preparation and integrity of the accompanying financial statements and other related information in this report.  The consolidated financial statements of the Company and its subsidiaries, including the footnotes, were prepared in accordance with accounting principles generally accepted in the United States of America and include judgements and estimates, which in the opinion of management are applied on an appropriately conservative basis.

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

/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Share Owners of Kimball International, Inc.

We have audited the accompanying consolidated balance sheet of Kimball International, Inc. and subsidiaries (the "Company") as of June 30, 2002, and the related consolidated statements of income, share owners' equity and cash flows for the year ended June 30, 2002.  Our audit also included the financial statement schedule listed in the index at item 14.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the 2002 financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP Indianapolis, Indiana July 29, 2002

REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

/s/ Arthur Andersen LLP

Arthur Andersen LLP Chicago, Illinois August 1, 2001

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	June 30, 2002	June 30, 2001

Assets
Current Assets:
Cash and cash equivalents	$ 18,662	$ 11,237
Short-term investments	53,919	68,746
Receivables, less allowances of $5,515 and $6,880, respectively	150,836	150,015
Inventories	100,632	117,681
Other	40,108	33,808

Total current assets	364,157	381,487

Property and Equipment, net	236,176	241,952
Capitalized Software, net	38,968	27,420
Other Assets	34,811	28,125

Total Assets	$674,112	$678,984

Liabilities and Share Owners' Equity
Current Liabilities:
Loans payable	$ 0	$ 28,914
Current maturities of long-term debt	611	1,031
Accounts payable	104,547	102,025
Dividends payable	6,015	6,006
Accrued expenses	62,176	57,152
Accrued restructuring	2,624	5,445

Total current liabilities	175,973	200,573

Other Liabilities:
Long-term debt, less current maturities	2,291	3,320
Deferred income taxes and other	43,360	32,667

Total other liabilities	45,651	35,987

Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized-49,826,000 (49,858,000 in 2001) Shares issued-14,368,000 (14,400,000 in 2001)	718	720
Class B - Shares authorized-100,000,000 Shares issued-28,657,000 (28,625,000 in 2001)	1,433	1,431
Additional paid-in capital	7,752	8,132
Retained earnings	524,418	513,981
Accumulated other comprehensive income	604	1,436
Less: Treasury stock, at cost:
Class A - 545,000 shares (334,000 in 2001)	(8,824)	(5,635)
Class B - 4,454,000 shares (4,708,000 in 2001)	(73,613)	(77,641)

Total Share Owners' Equity	452,488	442,424

Total Liabilities and Share Owners' Equity	$674,112	$678,984

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30

	2002	2001	2000

Net Sales	$1,172,504	$1,261,171	$1,228,412

Cost of Sales	903,666	968,918	911,884

Gross Profit	268,838	292,253	316,528

Selling, General and Administrative Expenses	237,512	243,843	249,406

Restructuring and Other Expense	897	27,695	--

Operating Income	30,429	20,715	67,122

Other Income (Expense): Interest expense	(329)	(1,441)	(536)
Interest income	2,460	3,026	4,709
Other, net	19,045	4,621	3,107

Other income, net	21,176	6,206	7,280

Income Before Taxes on Income	51,605	26,921	74,402

Taxes on Income	17,105	10,338	25,940

Net Income	$ 34,500	$ 16,583	$ 48,462

Earnings Per Share of Common Stock Basic:
Class A	$0.89	$0.41	$1.19
Class B	$0.91	$0.43	$1.21
Diluted:
Class A	$0.89	$0.41	$1.19
Class B	$0.91	$0.43	$1.21

Average Number of Shares Outstanding Basic:
Class A	13,979	14,141	14,299
Class B	24,059	24,952	25,935
Totals	38,038	39,093	40,234
Diluted:
Class A	13,979	14,141	14,299
Class B	24,089	25,010	26,050
Totals	38,068	39,151	40,349

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	Year Ended June 30

	2002	2001	2000

Cash Flows From Operating Activities:
Net income	$ 34,500	$ 16,583	$ 48,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,852	47,652	43,801
Gain on sales of assets, facilities and subsidiaries	(8,338)	(632)	(1,059)
Restructuring and other	(2,268)	27,040	--
Deferred income tax and other deferred charges	5,059	(2,301)	(595)
Change in current assets and liabilities:
Receivables	(4,994)	30,914	(45,843)
Inventories	10,116	(623)	(16,800)
Other current assets	809	2,900	(2,510)
Accounts payable	3,213	(827)	23,374
Accrued expenses	1,313	(18,411)	(7,434)
Transfer of funds to trusteed retirement plan portfolio	(9,073)	--	--

Net cash provided by operating activities	77,189	102,295	41,396

Cash Flows From Investing Activities:
Capital expenditures	(37,995)	(46,778)	(61,124)
Proceeds from sales of assets	1,976	3,130	2,689
Proceeds from sales of facilities/subsidiaries	20,238	--	--
Increase in capitalized software and other assets	(17,952)	(12,482)	(10,330)
Maturities of held-to-maturity securities	--	--	400
Purchases of available-for-sale securities	(45,543)	(56,316)	(112,101)
Sales and maturities of available-for-sale securities	60,326	68,433	146,772

Net cash used for investing activities	(18,950)	(44,013)	(33,694)

Cash Flows From Financing Activities:
Net change in short-term borrowings	(26,254)	(8,486)	31,298
Net change in long-term debt	(1,101)	856	(1,103)
Acquisition of treasury stock	(26)	(20,447)	(24,427)
Dividends paid to share owners	(24,054)	(24,842)	(25,558)
Proceeds from exercise of stock options	269	654	801
Other, net	299	117	(284)

Net cash used for financing activities	(50,867)	(52,148)	(19,273)

Effect of Exchange Rate Change on Cash and Cash Equivalents	53	(120)	19

Net Increase (Decrease) in Cash and Cash Equivalents	7,425	6,014	(11,552)

Cash and Cash Equivalents at Beginning of Year	11,237	5,223	16,775

Cash and Cash Equivalents at End of Year	$ 18,662	$ 11,237	$ 5,223

Total Cash, Cash Equivalents and Short-Term Investments:
Cash and cash equivalents	$ 18,662	$ 11,237	$ 5,223
Short-term investments	53,919	68,746	79,366

Totals	$ 72,581	$ 79,983	$ 84,589

See Notes to Consolidated Financial Statements
30

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY
(Amounts in Thousands, Except for Share Data)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total Share Owners'
	Class A	Class B	Capital	Earnings	Income	Stock	Equity

Amounts at June 30, 1999	$ 724	$1,427	$6,379	$498,962	$1,312	$(44,527)	$464,277
Comprehensive income:
Net income				48,462			48,462
Net change in unrealized gains and losses on securities					(560)		(560)
Foreign currency translation adjustment					(426)		(426)

Comprehensive income							47,476

Treasury stock activity (1,182,000 shares)			1,413			(20,294)	(18,881)
Shares of Class A Common Stock converted to Class B Common Stock (35,000 shares)	(2)	2	27			(27)	--
Exercise of stock options (87,000 shares)			237			801	1,038
Cash dividends:
Class A ($0.62 per share)				(8,863)			(8,863)
Class B ($0.64 per share)				(16,520)			(16,520)

Amounts at June 30, 2000	$ 722	$1,429	$8,056	$522,041	$ 326	$(64,047)	$468,527
Comprehensive income:
Net income				16,583			16,583
Net change in unrealized gains and losses on securities					1,143		1,143
Foreign currency translation adjustment					(33)		(33)

Comprehensive income							17,693

Treasury stock activity (1,332,000 shares)			57			(19,942)	(19,885)
Shares of Class A Common Stock converted to Class B Common Stock (51,000 shares)	(2)	2	375			(375)	--
Exercise of stock options (83,000 shares)			(356)			1,088	732
Cash dividends:
Class A ($0.62 per share)				(8,761)			(8,761)
Class B ($0.64 per share)				(15,882)			(15,882)

Amounts at June 30, 2001	$ 720	$1,431	$8,132	$513,981	$ 1,436	$(83,276)	$442,424
Comprehensive income:
Net income				34,500			34,500
Net change in unrealized gains and losses on securities					(28)		(28)
Foreign currency translation adjustment					(833)		(833)
Net change in derivative gains and losses					29		29

Comprehensive income							33,668

Treasury stock activity (3,000 shares)			(58)			(67)	(125)
Shares of Class A Common Stock converted to Class B Common Stock (32,000 shares)	(2)	2	(231)			231	--
Exercise of stock options and performance share issuance (46,000 shares)			(91)			675	584
Cash dividends:
Class A ($0.62 per share)				(8,652)			(8,652)
Class B ($0.64 per share)				(15,411)			(15,411)

Amounts at June 30, 2002	$ 718	$1,433	$7,752	$524,418	$ 604	$(82,437)	$452,488

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

Revenue Recognition: Revenue from product sales is recognized when title and risk transfer to the customer, which is generally when the product is shipped.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and related footnote disclosures.  While efforts are made to assure estimates used are reasonably accurate based on management's knowledge of current events, actual results could differ from those estimates.

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

Inventories: Inventories are stated at the lower of cost or market value.  Cost includes material, labor and applicable manufacturing overhead and is determined using the last-in, first-out (LIFO) method for approximately 37% and 38% of consolidated inventories in 2002 and 2001, respectively.  Cost of the remaining inventories is determined using the first-in, first-out (FIFO) method.

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

Computer Software:  Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from 2 to 8 years.  Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.  During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project.  Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing.  Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.

Research and Development: The costs of research and development are expensed as incurred.  These costs were approximately, in millions, $15.1 in 2002, $14.5 in 2001, and $13.5 in 2000.

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

Off-Balance Sheet Risk and Concentration of Credit Risk: The Company engages in financing arrangements with customers on a limited basis and has business and credit risks concentrated in the transportation, computer, telecommunications, consumer electronics and furniture industries.  One customer, TRW, Inc., represented 26% of consolidated accounts receivable at June 30, 2002 and 2001.  The Company currently does not foresee a credit risk associated with these receivables.

Derivatives:  Derivative financial instruments are recognized on the balance sheet as either assets or liabilities and are measured at fair value.  Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction.  Gains and losses on derivative instruments reported in accumulated other comprehensive income are included in earnings in the periods in which earnings are affected by the hedged item.  The Company's use of derivatives is currently limited to forward purchases of foreign currency to manage exposure to the variability of cash flows, primarily related to the foreign exchange rate changes of future inventory and fixed asset purchases denominated in foreign currency.  Derivative financial instruments did not have a material effect on the Company's financial position or results of operations.

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

New Accounting Standards:  In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan.  The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect adoption of this statement to have a material impact on the Company's financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which is effective for the Company's fiscal year beginning July 1, 2002.  FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations.  The adoption of FAS 144 will not have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (FAS 141), and Statement No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under FAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. The Company is required to adopt FAS 142 effective July 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the goodwill nonamortization and intangible amortization provisions of this statement. The adoption of FAS 142 will not have a material impact on the Company's financial position or results of operations.

Effective with the fourth quarter of fiscal 2001, the Company changed its income statement classification of shipping and handling fees and costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.  As a result of this adoption of EITF 00-10, the Company now reflects all shipping and handling fees billed to customers as sales while the related shipping and handling costs are included in cost of goods sold.  Prior to the adoption of EITF 00-10 some fees and costs were netted in selling, general and administrative expenses.  Shipping and handling fees and costs for all prior periods presented have been reclassified to conform to the new income statement presentation.  The reclassifications had no impact on the Company's financial position or net income.

NOTE 2    ACQUISITIONS AND DISPOSITIONS

Acquisitions of Subsidiaries:
In the second quarter of fiscal year 2002, the Company announced it had purchased a manufacturing facility located in Auburn, Indiana from Siemens VDO.  The Company assumed ownership of the facility and most of the equipment and retained a large portion of the workforce.  With the acquisition, the Company began to produce an electronics module for an automotive passenger safety system and a line of small engine ignition products.  The acquisition was financed with available cash on hand.  The new facility is not a significant subsidiary, and accordingly, pro forma results of operations have not been provided.

In the first quarter of fiscal year 2001, the Company acquired the manufacturing assets of Alcatel located in Poznan, Poland.  The Company leases the facility and initially manufactured telecommunications equipment under a supply agreement with Alcatel.  The acquisition was accounted for as a purchase and was financed with available cash on hand.  The new facility is not a significant subsidiary, and accordingly, pro forma results of operations have not been provided.

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

Disposition of Subsidiary:
The Company sold its Boesendorfer piano subsidiary, located in Vienna, Austria, to BAWAG-Bank of Austria during the third quarter of fiscal year 2002.  Included in the fiscal year 2002 Consolidated Statement of Income is an $8.2 million after tax gain on the sale of the subsidiary, which increased earnings per diluted share by $0.22.  The pre-tax gain recognized in Other-net was $15.4 million.  Indirect expenses relating to the sale recognized in Selling, General and Administrative Expense amounted to $5.3 million.  Income taxes amounted to $1.9 million.

NOTE 3    INVENTORIES

Inventories are valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 37% and 38% of consolidated inventories in 2002 and 2001, respectively, including approximately 85% and 75% of the Furniture and Cabinets Segment inventories in 2002 and 2001, respectively.  The cost of Electronic Contract Assemblies Segment inventories and the remaining inventories in the Furniture and Cabinets Segment are valued using the lower of first-in, first-out (FIFO) cost or market value.

Had the FIFO method been used for all inventories, net income would have been $1.5 million lower in 2002, $0.3 million lower in 2001, and $1.5 million higher in 2000.  Additionally, inventories would have been, in millions, $19.3 and $22.1 higher at June 30, 2002 and 2001, respectively, if the FIFO method had been used.  Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased net income by $1.4 million in 2002 and $0.7 million in 2001, and which were immaterial in 2000.

Inventory components at June 30 are as follows:

	2002	2001

(Amounts in Thousands)
Finished products	$ 26,211	$ 47,693
Work-in-process	12,137	17,165
Raw materials	62,284	52,823

Total inventory	$100,632	$117,681

NOTE 4    PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

	2002	2001

(Amounts in Thousands)
Land	$ 10,400	$ 9,821
Buildings and improvements	196,591	186,847
Machinery and equipment	367,691	352,016
Construction-in-progress	8,957	19,111

Total	$583,639	$567,795
Less: Accumulated depreciation	(347,463)	(325,843)

Property and equipment, net	$236,176	$241,952

The useful lives used in computing depreciation are based on the Company's estimate of the service life of the classes of property, as follows:
Years

Buildings and improvements	5 to 50
Machinery and equipment	2 to 20
Leasehold improvements	Life of Lease

Depreciation and amortization of property and equipment totaled, in millions, $39.3 for 2002, $46.9 for 2001, and $37.5 for 2000.

NOTE 5    LEASE COMMITMENTS

Operating leases for certain office, showroom, warehouse and manufacturing facilities, land and equipment, which expire from fiscal year 2003 to 2030, contain provisions under which minimum annual lease payments are, in millions, $6.6, $5.8, $3.9, $1.6, and $0.9 for the five years ended June 30, 2007, respectively, and aggregate $1.9 million from fiscal year 2008 to the expiration of the leases in fiscal year 2030.  The Company is obligated under certain real estate leases to maintain the properties and pay real estate taxes.

Total rental expenses amounted to, in millions, $7.1, $5.6, and $7.4 in 2002, 2001 and 2000, respectively.

NOTE 6    LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt is principally obligations under long-term capitalized leases.  Aggregate maturities of long-term debt for the next five years are, in thousands, $611, $1,458, $448, $38, and $8, respectively, and aggregate $339 thereafter.  Interest rates range from 0% to 9.25%.  Interest paid was immaterial in each of the three years ending June 30, 2002.  Based upon borrowing rates currently available to the Company, the fair value of the Company's debt approximates the carrying value.

The Company maintains a five year revolving credit facility which expires in fiscal 2004 and provides for up to $100 million in borrowings.  The Company uses this facility for acquisitions and general corporate purposes.  A commitment fee is payable on the unused portion of the credit facility.  The interest rate applicable to borrowings under the agreement is based on the London Interbank Offered Rate (LIBOR) plus a margin.  The Company is in compliance with debt covenants requiring it to maintain certain debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions.  At June 30, 2002, the Company did not have any borrowings outstanding under this facility.  At June 30, 2001, the Company had $27.5 million of short-term borrowings outstanding under this facility.

NOTE 7    RETIREMENT PLANS

The Company has a trusteed defined contribution retirement plan in effect for substantially all domestic employees meeting the eligibility requirements. The plan includes a 401(k) feature, thereby permitting participants to make additional voluntary contributions on a pre-tax basis.  Payments by the Company to the trusteed plan are vested and held for the sole benefit of participants.

The Company maintains a supplemental employee retirement plan (SERP) for executive employees which enables them to defer cash compensation on a pre-tax basis in excess of IRS limitations.  The SERP is structured as a rabbi trust and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.

Company contributions are based on a percent of net income as defined in the plans; the percent of contribution is determined by the Board of Directors up to specific maximum limits.  Total contributions to the retirement plans for 2002, 2001 and 2000 were approximately, in millions, $6.1, $5.0, and $9.1, respectively.

Employees of certain foreign subsidiaries are covered by local pension or retirement plans.  Annual expense and accumulated benefits of these foreign plans are not significant to the consolidated financial statements.

NOTE 8    STOCK OPTIONS

On August 11, 1987, the Board of Directors adopted the 1987 Stock Incentive Program, which was approved by the Company's Share Owners on October 13, 1987.  Under this plan, 3,600,000 shares of Class B Common Stock were reserved for incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and performance share awards available for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees.  This Stock Incentive Program expired in August 1997 and all prior year grants expired July 2001, with remaining reserved shares carried forward to the 1996 Stock Incentive Program.

On June 11, 1996, the Board of Directors adopted the 1996 Stock Incentive Program, which was approved by the Company's Share Owners on October 22, 1996.  Under this plan, 4,200,000 shares of Class B Common Stock were reserved, in addition to the approximately 2.8 million remaining shares carried forward from the 1987 plan, for incentive stock options, nonqualified stock options, stock appreciation rights, and performance share awards available for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees.  The 1996 Stock Incentive Program is a ten year plan.  The number of employees participating in the program was 250 in fiscal year 2002, and 270 in fiscal year 2001 and 2000.

On August 13, 1996, the Board of Directors approved 250,000 shares reserved for issuance under the Directors' Stock Compensation and Option Plan available to all members of the Board of Directors, which was approved by the Company's Share Owners on October 22, 1996.  Under terms of the plan, Directors electing to receive all, or a portion, of their fees in the form of Company stock will also be granted a number of stock options equal to 50% of the number of shares received for compensation of fees.  Option prices and vesting are similar to those of the 1996 Stock Incentive Program.  The plan is in effect through October 2006.

Stock options are priced at the fair market value of the stock at the date of grant.  Options granted under the plans generally are exercisable from six months to two years after the date of grant and expire five to ten years after the date of grant.  Stock options are forfeited when employment terminates, except in case of retirement, death or permanent disability.

Stock option transactions are as follows:
	Number of Shares	Weighted Average Exercise Price

Options outstanding June 30, 1999	1,857,957	$17.05

Granted	517,418	19.66
Exercised	(179,050)	12.62
Forfeited	(236,383)	18.19
Expired	(23,386)	12.22
Options outstanding June 30, 2000	1,936,556	18.07

Granted	816,401	16.10
Exercised	(253,633)	13.16
Forfeited	(219,074)	18.87
Expired	(112,134)	13.27
Options outstanding June 30, 2001	2,168,116	18.07

Granted	1,152,045	15.22
Exercised	(85,389)	13.77
Forfeited	(212,784)	17.20
Expired	(78,272)	13.90
Options outstanding June 30, 2002	2,943,716	$17.26

Shares available for future issuance	4,258,447

Following is a status of options outstanding at June 30, 2002:
	Outstanding Options			Exercisable Options

Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$11.00-$16.00	1,135,319	9 years	$15.21	3,853	$13.08
$16.00-$20.00	1,427,091	5 years	17.67	813,087	18.53
$20.00-$24.00	381,306	1 year	21.82	381,306	21.82

Total	2,943,716	6 years	$17.26	1,198,246	$19.56

The Company adopted the disclosure requirements of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (FAS 123).  The Company has elected to continue to follow the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations; accordingly, no compensation cost has been reflected in the financial statements for its stock options.  Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended June 30

	2002	2001	2000
(Amounts in Thousands, Except for Per Share Data)
Net Income
As Reported	$34,500	$16,583	$48,462
Pro Forma	$31,700	$13,509	$46,001

Earnings Per Share of Common Stock:
As Reported:
Basic:
Class A	$0.89	$0.41	$1.19
Class B	$0.91	$0.43	$1.21
Diluted:
Class A	$0.89	$0.41	$1.19
Class B	$0.91	$0.43	$1.21

Pro Forma:
Basic:
Class A	$0.82	$0.33	$1.13
Class B	$0.84	$0.35	$1.15
Diluted:
Class A	$0.82	$0.33	$1.13
Class B	$0.84	$0.35	$1.15

The weighted average fair value at date of grant for options granted during the years ended June 30, 2002, 2001 and 2000 was $4.30, $4.38 and $5.49 per option, respectively.

The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 40.6% in 2002, 38.2% in 2001 and 38.5% in 2000; risk-free interest rates of 4.8% in 2002, 6.1% in 2001 and 5.9% in 2000; dividend yield of 4.4% in 2002, 4.2% in 2001 and 3.9% in 2000; and an expected life of 6.0 years for 2002, 4.0 years for 2001 and 3.5 years for 2000.

NOTE 9    INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Income tax benefits associated with foreign net operating losses expire from fiscal year 2007 to 2012.  A valuation reserve was provided as of June 30, 2001 for deferred tax assets relating to foreign net operating losses, but no longer is necessary as of June 30, 2002 because of the sale of a foreign subsidiary.

The components of the deferred tax assets and liabilities as of June 30, 2002 and 2001, are as follows:

	2002	2001

(Amounts in Thousands)
Deferred Tax Assets:
Receivables	$ 2,630	$ 2,803
Inventory	6,500	5,100
Employee benefits	7,387	6,613
Other current liabilities	7,063	5,075
Restructuring	470	1,944
Goodwill	2,672	3,086
Miscellaneous	487	494
Foreign net operating losses	1,115	1,189
Valuation reserve	--	(1,189)

Total asset	$28,324	$25,115

Deferred Tax Liabilities:
Property & equipment	$20,109	$14,195
Professional fees	5,068	3,878
Miscellaneous	1,074	854

Total liability	$26,251	$18,927

The components of income before taxes on income are as follows:

	Year Ended June 30

	2002	2001	2000

(Amounts in Thousands)
United States	$50,784	$22,536	$73,717
Foreign	821	4,385	685

Total income before taxes	$51,605	$26,921	$74,402

Taxes on income are composed of the following items:

	Year Ended June 30

	2002	2001	2000

(Amounts in Thousands)
Currently Payable:
Federal	$ 9,739	$ 8,559	$22,110
Foreign	1,303	2,562	192
State	1,948	2,476	4,074

Total current	12,990	13,597	26,376

Deferred Taxes	4,115	(3,259)	(436)

Total taxes on income	$17,105	$10,338	$25,940

A reconciliation of the statutory U.S. income tax rate to the Company's effective income tax rate follows:

	Year Ended June 30

	2002		2001		2000

	Amount	%	Amount	%	Amount	%
(Amounts in Thousands)
Tax computed at statutory rate	$18,062	35.0%	$ 9,422	35.0%	$26,041	35.0%
State income taxes, net of federal income tax benefit	1,895	3.7	889	3.3	2,648	3.6
Foreign tax effect	(100)	(0.2)	1,027	3.8	(240)	(0.3)
Capital loss benefit	--	--	(199)	(0.7)	(427)	(0.6)
Tax-exempt interest income	(787)	(1.5)	(1,027)	(3.8)	(1,448)	(2.0)
Non-deductible goodwill	--	--	941	3.5	51	0.1
Gain on sale of subsidiary	(1,868)	(3.6)	--	--	--	--
Other - net	(97)	(0.3)	(715)	(2.7)	(685)	(0.9)

Total taxes on income	$17,105	33.1%	$10,338	38.4%	$25,940	34.9%

Cash payments for income taxes, net of refunds, were in thousands, $4,665, $17,413 and $29,826 in 2002, 2001 and 2000, respectively.

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

NOTE 11    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is summarized as follows:
	Three Months Ended
	September 30	December 31	March 31	June 30

(Amounts in Thousands, Except for Per Share Data)
2002:
Net Sales	$285,776	$296,602	$290,126	$300,000
Gross Profit	64,704	69,366	67,859	66,909
Net Income	4,889	6,547	15,796	7,268
Basic Earnings Per Share:
Class A	$0.13	$0.17	$0.41	$0.19
Class B	0.13	0.17	0.42	0.19
Diluted Earnings Per Share:
Class A	$0.13	$0.17	$0.41	$0.19
Class B	0.13	0.17	0.42	0.19

2001:
Net Sales	$320,804	$332,803	$319,767	$287,797
Gross Profit	76,182	79,964	70,561	65,546
Net Income	10,844	12,371	6,943	(13,575)
Basic Earnings Per Share:
Class A	$0.27	$0.31	$0.17	$(0.35)
Class B	0.28	0.32	0.18	(0.35)
Diluted Earnings Per Share:
Class A	$0.27	$0.31	$0.17	$(0.35)
Class B	0.28	0.32	0.18	(0.35)

2000:
Net Sales	$284,795	$301,037	$316,455	$326,125
Gross Profit	74,057	80,039	77,871	84,561
Net Income	11,559	12,227	11,551	13,125
Basic Earnings Per Share:
Class A	$0.28	$0.30	$0.28	$0.33
Class B	0.29	0.30	0.29	0.33
Diluted Earnings Per Share:
Class A	$0.28	$0.30	$0.28	$0.33
Class B	0.29	0.30	0.29	0.33

Net income in the third quarter of fiscal 2002 includes an $8.2 million after tax gain, or $0.22 per share, on the sale of the Company's Boesendorfer piano subsidiary.

Net income in the fourth quarter of fiscal 2001 includes $19.7 million, or $0.51 per share, for restructuring and other charges.

NOTE 12    SHORT-TERM INVESTMENTS

The Company's short-term investment portfolio consists of available-for-sale securities in fiscal year 2002 and 2001.  Fair values are estimated based upon the quoted market values of those, or similar instruments.  Carrying costs reflect the original purchase price, with discounts and premiums amortized over the life of the security.

Available-for-sale securities are reported at fair value and consist primarily of government and municipal obligations with fair values and carrying costs of, in thousands, $53,919 and $52,952 at June 30, 2002, compared to $68,746, and $67,735 at June 30, 2001, respectively.  Unrealized holding gains and losses at June 30, 2002 were, in thousands, $967 and $0, compared to $1,011 and $0 at June 30, 2001, respectively.  All available-for-sale securities mature within a four year period.

Proceeds from sales of available-for-sale securities were, in thousands, $19,870 and $44,514 for the years ended June 30, 2002 and 2001, respectively.  Gross realized gains and losses on the sale of available-for-sale securities at June 30, 2002 were, in thousands, $363 and ($8) respectively, compared to gross realized gains and losses of, in thousands, $265 and ($48) respectively, at June 30, 2001.  The cost was determined on each individual security in computing the realized gains and losses.

The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees which holds investments of $8.8 million at June 30, 2002.  The SERP is structured as a rabbi trust and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.  The Company recognizes SERP assets on the balance sheet at current fair value.  A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants.  The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income.  Adjustments made to revalue the SERP liability are also recognized in income, and exactly offset valuation adjustments on SERP investment assets.  The change in net unrealized holding gains and losses at June 30, 2002 was, in thousands, ($398).  The SERP portfolio as of June 30, 2001 was invested in cash equivalents.

NOTE 13    ACCRUED EXPENSES

Accrued expenses at June 30 consist of:

	June 30

	2002	2001

(Amounts in Thousands)
Taxes	$ 7,309	$ 157
Compensation	22,494	22,762
Retirement plan	6,117	4,809
Other expenses	26,256	29,424

Total accrued expenses	$ 62,176	$57,152

NOTE 14   SEGMENT AND GEOGRAPHIC AREA INFORMATION

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

The Electronic Contract Assemblies Segment provides design engineering, manufacturing, packaging and distribution of electronic assemblies, circuit boards, multi-chip modules and semiconductor components on a contract basis to a variety of industries on a global scale.  Intersegment sales are insignificant.  Included in the Electronic Contract Assemblies Segment are sales to one customer, TRW, Inc., totaling in millions, $185.7, $192.2 and $205.0 in 2002, 2001 and 2000, respectively, representing 16%, 15% and 17% of consolidated net sales.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" with additional explanation of segment allocations as follows.  Corporate operating costs are allocated to the segments based on the extent to which each segment uses a centralized function, where practicable.  However, certain common costs have been allocated among segments less precisely than would be required for stand alone financial information prepared in accordance with accounting principles generally accepted in the United States of America.  Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments.

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

	2002

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$736,187	$436,248	$ 69	$1,172,504
Depreciation and Amortization	29,664	17,188	--	46,852
Interest Income	--	--	2,460	2,460
Interest Expense	235	5	89	329
Taxes on Income	9,706	8,291	(892)	17,105
Net Income (1)(2)	20,435	13,496	569	34,500
Total Assets	364,307	229,385	80,420	674,112
Capital Expenditures	12,022	25,973	--	37,995

	2001

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$871,835	$389,252	$ 84	$1,261,171
Depreciation and Amortization	35,064	12,588	--	47,652
Interest Income	--	--	3,026	3,026
Interest Expense	283	12	1,146	1,441
Taxes on Income	4,580	6,166	(408)	10,338
Net Income (3)	6,925	7,219	2,439	16,583
Total Assets	412,934	192,891	73,159	678,984
Capital Expenditures	25,445	21,333	--	46,778

	2000

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$860,721	$367,610	$ 81	$1,228,412
Depreciation and Amortization	32,972	10,829	--	43,801
Interest Income	--	--	4,709	4,709
Interest Expense	284	--	252	536
Taxes on Income	16,237	9,221	482	25,940
Net Income	27,656	14,218	6,588	48,462
Total Assets	458,946	181,147	83,558	723,651
Capital Expenditures	44,055	17,069	--	61,124

(1) Includes after tax restructuring charges of $0.3 million in fiscal year 2002.  On a segment basis, the Furniture and Cabinets Segment recorded a $1.0 million restructuring charge, the Electronic Contract Assemblies Segment recorded $0.6 million of restructuring income, and Unallocated Corporate recorded $0.1 million of restructuring income.  See Note 17 of the Consolidated Financial Statements for further discussion.

(2) Net income in the Furniture and Cabinets Segment for fiscal year 2002 includes an $8.2 million after tax gain on the sale of the Company's Boesendorfer piano subsidiary.

(3) Includes after tax restructuring and other charges of $19.7 million in fiscal year 2001.  On a segment basis, the Furniture and Cabinets Segment recorded a $13.2 million restructuring charge, the Electronic Contract Assemblies Segment recorded $5.6 million of restructuring and other charges, and Unallocated Corporate recorded a $0.9 million restructuring charge.  See Note 17 of the Consolidated Financial Statements for further discussion.

Geographic Area

The following geographic area data include net sales based on product shipment destination and long-lived assets based on physical location.  Long-lived assets include property and equipment and other long-term assets such as software.

	Year Ended June 30

	2002	2001	2000
(Amounts in Thousands)
Net Sales:
United States	$1,049,265	$1,124,199	$1,132,172
Foreign	123,239	136,972	96,240

Total net sales	$1,172,504	$1,261,171	$1,228,412

Long-Lived Assets:
United States	$ 261,724	$ 259,990	$ 261,792
Foreign	34,239	30,650	27,328

Total long-lived assets	$ 295,963	$ 290,640	$ 289,120

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

	2002

(Amounts in Thousands, Except per Share Data)	Class A	Class B	Total
Basic Earnings Per Share:
Dividends declared	$ 8,652	$15,411	$24,063
Undistributed earnings	3,836	6,601	10,437

Net Income	$12,488	$22,012	$34,500

Average Basic Shares Outstanding	13,979	24,059	38,038

Basic Earnings Per Share	$ 0.89	$ 0.91

Diluted Earnings Per Share:
Dividends declared and assumed dividends on dilutive shares	$ 8,652	$15,430	$24,082
Undistributed earnings	3,826	6,592	10,418

Net Income	$12,478	$22,022	$34,500

Average Diluted Shares Outstanding	13,979	24,089	38,068

Diluted Earnings Per Share	$ 0.89	$ 0.91
	2001

(Amounts in Thousands, Except per Share Data)	Class A	Class B	Total
Basic Earnings Per Share:
Dividends declared	$ 8,761	$15,882	$24,643
Undistributed earnings	(2,916)	(5,144)	(8,060)

Net Income	$ 5,845	$10,738	$16,583

Average Basic Shares Outstanding	14,141	24,952	39,093

Basic Earnings Per Share	$ 0.41	$ 0.43

Diluted Earnings Per Share:
Dividends declared and assumed dividends on dilutive shares	$ 8,761	$15,919	$24,680
Undistributed earnings	(2,925)	(5,172)	(8,097)

Net Income	$ 5,836	$10,747	$16,583

Average Diluted Shares Outstanding	14,141	25,010	39,151

Diluted Earnings Per Share	$0.41	$0.43

	2000

(Amounts in Thousands, Except per Share Data)	Class A	Class B	Total
Basic Earnings Per Share:
Dividends declared	$ 8,863	$16,520	$25,383
Undistributed earnings	8,202	14,877	23,079

Net Income	$17,065	$31,397	$48,462

Average Basic Shares Outstanding	14,299	25,935	40,234

Basic Earnings Per Share	$ 1.19	$ 1.21

Diluted Earnings Per Share:
Dividends declared and assumed dividends on dilutive shares	$ 8,863	$16,594	$25,457
Undistributed earnings	8,152	14,853	23,005

Net Income	$17,015	$31,447	$48,462

Average Diluted Shares Outstanding	14,299	26,050	40,349

Diluted Earnings Per Share	$ 1.19	$ 1.21

Included in the diluted earnings per share computation are 30,000, 58,000 and 115,000 average shares of Class B common stock representing the dilutive effect of stock options and contingently issuable performance share grants for the twelve months ended June 30, 2002, 2001 and 2000, respectively.  Also included in the diluted earnings per share computation are $19,000, $37,000 and $74,000 of Class B assumed dividends payable on those dilutive shares for the twelve months ended June 30, 2002, 2001 and 2000, respectively.  A corresponding reduction of undistributed earnings has been allocated evenly over Class A and Class B shares.  Antidilutive stock options amounting to 2,836,678 out of 2,871,014 average shares outstanding were excluded from the dilutive calculation for 2002, and 1,960,871 out of 2,268,576 average shares outstanding were excluded from the dilutive calculation for 2001, and 1,377,270 out of 2,020,697 average shares outstanding were excluded from the dilutive calculation for 2000.

NOTE 16   COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners.  Comprehensive income consists of net income and other comprehensive income, which includes the net change in unrealized gains and losses on securities, foreign currency translation adjustments, and the net change in derivative gains and losses.  The Company has elected to disclose comprehensive income in the Consolidated Statements of Share Owners' Equity.  Accumulated balances of other comprehensive income are as follows:

	Accumulated Other Comprehensive Income (Net of tax if applicable)

	Foreign Currency Translation Adjustments	Net Change in Unrealized Gains and Losses on Securities	Net Change in Derivative Gains/Losses	Accumulated Other Comprehensive Income
(Amounts in Thousands)
Balance at June 30, 1999	$1,238	$ 74	$--	$1,312

Current year change	(426)	(560)	--	(986)
Balance at June 30, 2000	812	(486)	--	326

Current year change	(33)	1,143	--	1,110
Balance at June 30, 2001	779	657	--	1,436

Current year change	(833)	(28)	29	(832)
Balance at June 30, 2002	$ (54)	$ 629	$29	$ 604

NOTE 17   RESTRUCTURING AND OTHER EXPENSE

Restructuring:
During the fourth quarter of fiscal year 2001, the Company announced a restructuring plan designed to more closely align its operating capabilities and capacities with changing customer and market requirements and current economic conditions. The plan included consolidating manufacturing facilities and processes, and scaling capacities at other facilities. Activities outlined in the restructuring plan began in late fiscal year 2001 and were substantially complete at June 30, 2002.

Fiscal Year 2002 Charges
During fiscal year 2002 on a consolidated basis, the Company recorded additional pre-tax restructuring costs of $0.9 million as it successfully executed the restructuring plan announced in the prior year. The fiscal year 2002 charges consist of facility consolidation costs of $1.4 million, additional asset write-downs of $0.6 million, employee transition costs of $0.1 million, and $1.2 million income as adjustments to the original cost estimates.

Within the Furniture and Cabinets Segment, the Company recorded pre-tax restructuring charges of $1.7 million in fiscal year 2002. The plan included the closing and selling of four manufacturing facilities in the U.S. As of June 30, 2002 the four facilities have been closed. Two idle facilities are currently for sale while another one has been transitioned into an intercompany shipping facility. The fourth idle facility was being leased and the Company is currently trying to sub-lease it. The plan also included scaling the capacity at three other manufacturing facilities to allow for consolidation and/or to align with current volume and growth projections to meet changing customer and market requirements, all of which are substantially complete at June 30, 2002.

Within the Electronic Contract Assemblies Segment, the Company recorded pre-tax restructuring income of $0.6 million in fiscal year 2002 as an adjustment to the original cost estimate. The plan included the selling of an electronics manufacturing facility in France. The Company is currently in negotiations to sell this facility.

The Company recorded pre-tax restructuring income of $0.2 million at Corporate in fiscal year 2002 as an adjustment to the original cost estimates. The plan included closing an administrative office location and a Company owned energy center. Both facilities have been closed.

Fiscal Year 2001 Charges
The Company recognized pre-tax restructuring charges of $25.7 million in fiscal year 2001 when the restructuring was announced. The charges consisted of $2.6 million for employee transition and other employee costs, $11.5 million for asset write-downs, $7.5 million for goodwill write-offs, $3.4 million for plant closure and other exit costs, and $0.7 million (recorded in cost of goods sold) for inventory write-downs. The write-down of assets and goodwill was required because the carrying value of the long-lived assets affected by the restructuring plan exceeded the projected future undiscounted cash flows, including sales proceeds. Therefore, the Company was required to reduce the carrying value of the long-lived assets to fair value. The estimated fair value was measured by discounted cash flows. The $25.7 million charge included $20.0 million within the Furniture and Cabinets Segment, $4.2 million within the Electronic Contract Assemblies Segment and a Corporate charge of $1.5 million.

Reserves -- At June 30, 2002, a total of $2.6 million of restructuring liabilities related to the June, 2001 restructuring plan remained on the Consolidated Balance Sheet as shown below. The remaining reserves relate primarily to the Electronics facility that is currently for sale and the idle leased facility within the Furniture and Cabinets Segment. The restructuring charge, utilization and cash paid to date, and ending reserve balances at June 30, 2002 were as follows:

(Amounts in Thousands)	Transition and Other Employee Costs	Asset and Goodwill Write-downs	Plant Closure and Other Exit Costs	Total
FY '01 Activity:
Amounts Charged - Cash	$2,618	$ --	$ 3,421	$ 6,039
Amounts Charged - Non-Cash	--	18,958	670	19,628

Subtotal	2,618	18,958	4,091	25,667
Amounts Utilized / Cash Paid	(1,215)	(18,958)	(49)	(20,222)
Amounts Adjusted	--	--	--	--

Reserve June 30, 2001	$1,403	$ --	$ 4,042	$ 5,445
FY '02 Activity:
Amounts Charged - Cash	116	--	1,408	1,524
Amounts Charged - Non-Cash	--	553	--	553

Subtotal	116	553	1,408	2,077
Amounts Utilized / Cash Paid	(1,008)	(553)	(2,157)	(3,718)
Amounts Adjusted	(511)	--	(669)	(1,180)

Reserve June 30, 2002	$ --	$ --	$ 2,624	$ 2,624

The restructuring actions are substantially complete and the $2.6 million reserve balance remaining at June 30, 2002 appears adequate to cover remaining committed restructuring actions. Approximately 570 hourly and salaried employees were affected by the restructuring and have been redeployed or released from the Company as of June 30, 2002. In total, the Company has recognized pre-tax charges of $26.6 million related to this restructuring, including $0.9 million in the current year and $25.7 million in fiscal year 2001. These actions have reduced the Company's total cost structure through reduced employee costs, manufacturing process costs and facility costs. A portion of the savings is being redeployed into strategic initiatives designed to accelerate top-line revenue growth and quality and efficiency improvements.

Other Expense:
During the fourth quarter of fiscal year 2001, the Company recorded a pre-tax charge of $2.7 million for goodwill impairment within the Electronic Contract Assemblies Segment unrelated to the above described restructuring. This charge is included in the Restructuring and Other Expense line item on the Company's fiscal year 2001 Consolidated Statement of Income.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported by the Company in a Form 8-K filed on April 9, 2002, Kimball International, Inc. decided to dismiss Arthur Andersen LLP ("Andersen") as its independent auditors and to engage Deloitte & Touche LLP to serve as the Company's new independent auditors. The change in auditors was effective immediately.

There were no disagreements with the Company's auditors during the three year period ending June 30, 2002.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors
The information called for by this item with respect to Directors is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 22, 2002 under the caption "Election of Directors."

Executive Officers of the Registrant
The information called for by this item with respect to Executive Officers of the Registrant is included at the end of Part I and is incorporated herein by reference.

Item 11 - Executive Compensation
The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 22, 2002 under the captions - "Information Concerning the Board of Directors and Committees"; "Compensation of Executive Officers."

Item 12 - Security Ownership of Certain Beneficial Owners and Management
The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 22, 2002 under the caption "Share Ownership Information."

Item 13 - Certain Relationships and Related Transactions
Not applicable

PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of the Report:

    (1)  Financial Statements:

    (2)  Financial Statement Schedules:

II. Valuation and Qualifying Accounts for the Three Years Ended June 30, 2002	55

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

    (3)  Exhibits

See the Exhibit Index on page 56 for a list of the exhibits filed or incorporated herein as a part of this report.

(b)  Reports on Form 8-K filed during the quarter ended June 30, 2002:

Form 8-K dated April 9, 2002, was filed pursuant to Item 4 (Changes in Registrant's Certifying Accountant) disclosing the Company's dismissal of Arthur Andersen LLP as its independent auditors and the engagement of Deloitte & Touche LLP as the Company's new independent auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer August 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Douglas A. Habig

DOUGLAS A. HABIG
Chairman of the Board, Chief Executive Officer August 30, 2002

/s/ James C. Thyen

JAMES C. THYEN
President August 30, 2002

/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer August 30, 2002

/s/ Roy W. Templin

ROY W. TEMPLIN Vice President, Finance, Chief Accounting Officer August 29, 2002

Signature	Signature

/s/ John B. Habig	/s/ Douglas A. Habig

JOHN B. HABIG*	DOUGLAS A. HABIG*
Director	Director

/s/ John T. Thyen	/s/ James C. Thyen

JOHN T. THYEN*	JAMES C. THYEN*
Director	Director

/s/ Christine M. Vujovich	/s/ Jack R. Wentworth

CHRISTINE M. VUJOVICH*	JACK R. WENTWORTH*
Director	Director

/s/ Harry W. Bowman	/s/ Brian K. Habig

HARRY W. BOWMAN*	BRIAN K. HABIG*
Director	Director

/s/ Polly B. Kawalek

POLLY B. KAWALEK*
Director

*  The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date

August 30, 2002	/s/ Ronald J. Thyen

RONALD J. THYEN
Director

September 3, 2002	/s/ Alan B. Graf, Jr.

ALAN B. GRAF, JR.
Director
Individually and as Attorneys-In-Fact

CERTIFICATIONS

I, Douglas A. Habig, certify that:

1.	I have reviewed this annual report on Form 10-K of Kimball International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
Date: August 30, 2002
/s/ Douglas A. Habig

DOUGLAS A. HABIG Chairman of the Board, Chief Executive Officer

I, Robert F. Schneider, certify that:

1.	I have reviewed this annual report on Form 10-K of Kimball International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
Date: August 30, 2002
/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer

Kimball International, Inc.
 Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Expense	Charged to Other Accounts	Write-offs and Recoveries	Balance at End of Year

(Amounts in Thousands)
Year Ended June 30, 2002
Valuation Allowances:
Receivables	$6,880	$ 737	$ (493)	$(1,609)	$5,515
Deferred Tax Asset	$1,189	$(1,189)	---	---	$ 0

Year Ended June 30, 2001
Valuation Allowances:
Receivables	$4,713	$ 3,912	$ 364	$(2,109)	$6,880
Deferred Tax Asset	$1,983	$ (794)	---	---	$1,189

Year Ended June 30, 2000
Valuation Allowances:
Receivables	$3,816	$ 1,414	$ 222	$ (739)	$4,713
Deferred Tax Asset	$2,880	$ (897)	---	---	$1,983

Fiscal year 2002 reductions to receivables reserves and deferred tax valuation allowance include reductions related to the sale of the Company's piano subsidiary.

KIMBALL INTERNATIONAL, INC.
INDEX OF EXHIBITS

Exhibit No.	Description

3(a)	Amended and restated Articles of Incorporation of the Company (as of November 12, 1997).
3(b)	Restated By-laws of the Company. (Incorporated by reference to the Company's Form 10-Q for the period ended September 30, 2000.)
10(a)*	Supplemental Bonus Plan. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1999.)
10(b)*	1996 Stock Incentive Program. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2001.)
10(c)*	1996 Director Stock Compensation and Option Plan. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2001.)
10(d)*	Form of Split Dollar Life Insurance Contract. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2000.)
10(e)*	Supplemental Employee Retirement Plan.
10(f)	Credit Agreement with NBD Bank, N.A. (succeeded by Bank One, NA) (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1999.)
11	Computation of Earnings Per Share. (Incorporated by reference to Note 15, Earnings Per Share, of the Notes to Consolidated Financial Statements, which can be found in Item 8.)
21	Significant Subsidiaries of the Company.
23	Consent of Deloitte & Touche LLP.
24	Power of Attorney.

99(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* = constitutes management contract or compensatory arrangement.