Form 10-Q
period 2002-09-30
KIMBALL INTERNATIONAL INC
filed 2002-11-13
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X    No

The number of shares outstanding of the Registrant's common stock as of October 31, 2002 were:

Class A Common Stock - 13,804,486 shares
Class B Common Stock - 24,258,592 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	(Unaudited) September 30, 2002	June 30, 2002

Assets
Current Assets:
Cash and cash equivalents	$ 34,041	$ 18,662
Short-term investments	39,632	53,919
Receivables, less allowances of $5,831 and $5,515, respectively	133,144	150,836
Inventories, net	103,334	100,632
Other	38,875	40,108

Total current assets	349,026	364,157

Property and Equipment - net of accumulated depreciation of $351,947 and $347,463, respectively	230,595	236,176
Capitalized Software - net of accumulated amortization of $28,645 and $28,049, respectively	40,789	38,968
Other Assets	34,265	34,811

Total Assets	$654,675	$674,112

Liabilities and Share Owners' Equity
Current Liabilities:
Current maturities of long-term debt	995	611
Accounts payable	92,564	104,547
Dividends payable	6,019	6,015
Accrued expenses	56,924	62,176
Accrued restructuring	2,352	2,624

Total current liabilities	158,854	175,973

Other Liabilities:
Long-term debt, less current maturities	2,225	2,291
Deferred income taxes and other	42,385	43,360

Total other liabilities	44,610	45,651

Share Owners' Equity:
Common stock	2,151	2,151
Additional paid-in capital	7,354	7,752
Retained earnings	522,997	524,418
Accumulated other comprehensive income	344	604
Less: Treasury stock, at cost	(81,635)	(82,437)

Total Share Owners' Equity	451,211	452,488

Total Liabilities and Share Owners' Equity	$654,675	$674,112

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited) Three Months Ended September 30,

	2002	2001

Net Sales	$290,115	$285,776

Cost of Sales	226,697	221,072

Gross Profit	63,418	64,704

Selling, General and Administrative Expenses	57,197	58,916

Restructuring Expense	-0-	156

Operating Income	6,221	5,632

Other Income (Expense): Interest expense	(54)	(62)
Interest income	568	656
Other - net	587	988

Other income - net	1,101	1,582

Income Before Taxes on Income	7,322	7,214

Taxes on Income	2,724	2,325

Net Income	$ 4,598	$ 4,889

Earnings Per Share of Common Stock: Basic:
Class A	$0.12	$0.13
Class B	$0.12	$0.13
Diluted:
Class A	$0.12	$0.13
Class B	$0.12	$0.13

Dividends Per Share of Common Stock:
Class A	$0.155	$0.155
Class B	$0.160	$0.160

Average Total Number of Shares Outstanding
Class A and B Common Stock: Basic	38,043	38,031
Diluted	38,060	38,060

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Three Months Ended September 30,

	2002	2001

Cash Flows From Operating Activities:
Net income	$ 4,598	$ 4,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,118	10,925
Gain on sales of assets	(101)	(123)
Restructuring	(272)	(496)
Deferred income tax and other deferred charges	(1,070)	540
Change in current assets and liabilities:
Receivables	17,692	(2,579)
Inventories	(2,702)	7,050
Other current assets	1,292	(1,792)
Accounts payable	(12,080)	(3,692)
Accrued expenses	(4,764)	807

Net cash provided by operating activities	14,711	15,529

Cash Flows From Investing Activities:
Capital expenditures	(5,840)	(8,116)
Proceeds from sales of assets	1,621	292
Increase in capitalized software and other assets	(3,458)	(5,155)
Purchases of available-for-sale securities	(7,219)	(18,697)
Sales and maturities of available-for-sale securities	21,608	23,539

Net cash provided by/used for investing activities	6,712	(8,137)

Cash Flows From Financing Activities:
Net change in short-term borrowings	-0-	(4,829)
Net change in long-term debt	318	(203)
Acquisition of treasury stock	-0-	(26)
Dividends paid to share owners	(6,015)	(6,006)
Proceeds from exercise of stock options	-0-	269
Other, net	(369)	(226)

Net cash used for financing activities	(6,066)	(11,021)

Effect of Exchange Rate Change on
Cash and Cash Equivalents	22	52

Net Increase (Decrease) in Cash and Cash Equivalents	15,379	(3,577)

Cash and Cash Equivalents-Beginning of Period	18,662	11,237

Cash and Cash Equivalents-End of Period	$34,041	$ 7,660

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 1,207	$ 231
Interest	$ 79	$ 99

Total Cash, Cash Equivalents and Short-Term Investments:
Cash and cash equivalents	$34,041	$ 7,660
Short-term investments	39,632	64,184

Totals	$73,673	$71,844

See Notes to Condensed Consolidated Financial Statements
5

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Kimball International, Inc. ("the Company") have been prepared in accordance with the instructions to Form 10-Q.  As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements of the interim period. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

Certain prior year information has been reclassified to conform to the current year presentation.

Note 2. Inventories

Inventory components of the Company are as follows:

	September 30,	June 30,
(in thousands)	2002	2002

Finished Products	$ 26,316	$ 26,211
Work-in-Process	12,560	12,137
Raw Materials	64,458	62,284

Total Inventory, net	$103,334	$100,632

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three month periods ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30,

(in thousands)	2002	2001

Net Income	$4,598	$4,889
Net Change in Unrealized Gains/Losses on Securities	66	183
Net Change in Gains/Losses on Derivatives	(3)	43
Foreign Currency Translation Adjustment	(323)	(51)

Comprehensive Income	$4,338	$5,064

Note 4. Segment Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture and Cabinets Segment manufactures furniture for the office, residential, and lodging and healthcare industries, all sold under the Company's family of brand names. Other products produced by the Furniture and Cabinets Segment on a contract basis include store fixtures, large-screen television cabinets and stands, office furniture and residential furniture. Furniture components are used in the Company's end products and sold to outside customers. The Electronic Contract Assemblies Segment provides design engineering, manufacturing, packaging and distribution of electronic assemblies, circuit boards, multi-chip modules and semiconductor components on a contract basis to a variety of industries on a global scale. Intersegment sales are insignificant. Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments. The basis of segmentation and accounting policies of the segments are consistent with those as disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

	Three Months Ended September 30,

(in thousands)	2002	2001

Net Sales:
Furniture and Cabinets	$177,956	$193,537
Electronic Contract Assemblies	112,140	92,220
Unallocated Corporate and Eliminations	19	19

Consolidated	$290,115	$285,776

Net Income:
Furniture and Cabinets	$ 204	$ 2,725
Electronic Contract Assemblies	3,235	2,152
Unallocated Corporate and Eliminations	1,159	12

Consolidated	$ 4,598	$ 4,889

Total Assets:
Furniture and Cabinets	$366,850	$408,178
Electronic Contract Assemblies	215,566	196,806
Unallocated Corporate and Eliminations	72,259	65,795

Consolidated	$654,675	$670,779

Note 5. Restructuring

During the fourth quarter of fiscal year 2001, the Company announced a restructuring plan designed to more closely align its operating capabilities and capacities with changing customer and market requirements and current economic conditions. The plan included consolidating manufacturing facilities and processes, and scaling capacities at other facilities. Activities outlined in the restructuring plan began in late fiscal year 2001 and were substantially complete as of June 30, 2002.

The consolidated operating results for the first quarter of fiscal year 2003 do not include any restructuring charges. During the first quarter of fiscal year 2002, consolidated operating results included pre-tax restructuring charges of $156,000 related to restructuring actions and income to reduce prior period restructuring reserves. These charges were primarily plant consolidation costs, including movement of inventory and equipment, and personnel costs to manage the restructuring.

At September 30, 2002, a total of $2.3 million of restructuring liabilities remained on the Condensed Consolidated Balance Sheet. Amounts utilized against the reserve since June 30, 2002 totaled $272,000. The remaining reserves relate primarily to an Electronics facility that is currently for sale and an idle leased facility within the Furniture & Cabinets Segment.

Note 6. New Accounting Standards

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company did not experience exit or disposal activities in the first quarter of fiscal 2003.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which is effective for the Company's fiscal year 2003. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. The adoption of FAS 144 did not have a material effect on the Company's first quarter fiscal 2003 financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (FAS 141), and Statement No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under FAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. The Company adopted FAS 142 effective July 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. The impact of adopting FAS 142 regarding goodwill and other intangibles on July 1, 2002 was less than $20,000 given the Company's immaterial amount of goodwill capitalized on its balance sheet. Goodwill represents less than 1/2 of 1% of total assets at September 30, 2002. The Company performed an impairment study required under FAS 142 during the quarter and concluded that the carrying value of goodwill and intangible assets is fairly valued and that no impairment write-down is necessary. The Company recorded $192,000 of amortization expense on intangible assets during the quarter ended September 30, 2002, and estimates $548,000 of amortization expense for the remainder of the fiscal year. Intangible amortization expense is estimated to be $361,000, $136,000, $136,000, and $46,000 for the four years ending June 30, 2007, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Net sales in the first quarter of fiscal year 2003 were $290,115,000, a 2% increase from the first quarter sales posted in fiscal year 2002. Excluding a prior year second quarter acquisition, consolidated net sales declined 2% from the first quarter of fiscal 2002. First quarter fiscal year 2003 net income and Class B diluted earnings per share were $4,598,000 and $0.12, respectively. Net income and Class B diluted earnings per share decreased 6% and 8% from the first quarter of fiscal year 2002, respectively.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001
Consolidated net sales for the first quarter of fiscal year 2003 increased from consolidated net sales a year ago as increases in the Company's Electronic Contract Assemblies segment, in part due to a prior year acquisition, more than offset sales decreases in the Company's Furniture and Cabinets segment. Net income in the first quarter of fiscal year 2003 increased in the Electronic Contract Assemblies segment while net income declined in the Furniture and Cabinets segment from the prior year.

FURNITURE AND CABINETS SEGMENT
Product line offerings included in the Furniture and Cabinets segment are office furniture, residential furniture and lodging and healthcare furniture, all sold under the Company's family of brand names. Other products produced within this segment on a contract basis include store fixtures, large-screen television cabinets and stands, office furniture and residential furniture. Furniture components are used in the Company's end products and sold to outside customers. The Company's production flexibility allows it to utilize portions of the available production capacity created by lower volumes within these product lines to support and balance increased production schedules of other product lines within this segment.

Fiscal year 2003 first quarter net sales declined 8% in the Furniture and Cabinets segment from lower sales in most of this segment's key product lines, when compared to the same quarter in fiscal year 2002.

Net sales for the first quarter of fiscal year 2003 in the office furniture product line decreased from the same quarter last year resulting from a continued overall decline in demand within the office furniture industry. Sales of system products decreased while sales of seating products increased and sales of casegoods remained flat from the same quarter a year ago. For the two-month period ended August 2002, the Company's office furniture sales declined by less than the overall industry's 15% decline estimated by the Business and Institutional Furniture Manufacturer's Association (BIFMA) when compared to the same two-month period.

First quarter fiscal year 2003 net sales in the lodging and healthcare product line decreased from the first quarter of fiscal year 2002, as the lodging industry remained soft. Sales mix of standard product offerings, which generally carry a higher margin, increased in the first quarter of fiscal 2003 as compared to the same quarter a year ago. Open orders at September 30, 2002 were up over open orders at September 30, 2001.

Contract furniture and cabinets sales for the first quarter of fiscal year 2003 declined slightly compared to the prior year. Sales of large-screen projection television cabinets produced on a contract basis experienced a double-digit percentage sales growth when compared with the prior year same quarter, while other contract products declined.

Net sales in the furniture components product line increased in the first quarter of fiscal year 2003, compared to the prior year. First quarter sales of lumber, veneer, and dimension products all increased over the same period a year ago.

Net income in the Furniture and Cabinets segment declined in the first quarter of fiscal year 2003 when compared to the same quarter last year as sales volumes declined in most key product lines within this segment. Gross profit, as a percent of sales, declined in the first quarter when compared to the first quarter last year largely as a result of increased labor costs, as a percent of sales, primarily related to reduced operating efficiencies associated with unstable demand levels in the contract furniture and cabinets product line. As a result of these inefficiencies, the contract furniture and cabinets product line experienced a double-digit decline in net income when compared to a year ago. Material costs increased slightly as a percent of sales while overhead costs decreased slightly in total dollars and as a percent of sales from a year ago despite the decrease in sales volume within this segment. The furniture components product line negatively impacted this segment due to reduced operating efficiencies and pricing pressures resulting from increased import activity and excess capacity across this industry. The furniture components product line losses totaled $0.06 per share in the fiscal 2003 first quarter. Improvement in this product line is dependent upon the Company achieving its planned higher volume levels and associated improvements in operating efficiencies. Selling, general, and administrative (SG&A) expenses within this segment decreased in the first quarter of fiscal 2003 in total dollars and as a percent of sales from the prior year. The Company remains committed to competitively aligning its cost structure to the changing market conditions within this segment.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, material availability, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Form 10-K filing for the period ended June 30, 2002.

ELECTRONIC CONTRACT ASSEMBLIES SEGMENT
Net sales for the first quarter of fiscal year 2003 increased from the prior year by 22% in the Electronic Contract Assemblies segment. Excluding an acquisition in Auburn, Indiana in the second quarter of the prior year, comparable sales in the Electronic Contract Assemblies segment increased 10% from the previous year. Sales decreases in telecommunication and medical components were more than offset by increases in electronic transportation products, computer related products, and industrial controls when compared to the prior year first quarter.

Net income in the first quarter of fiscal year 2003 increased from the first quarter of fiscal year 2002 in the Electronic Contract Assemblies segment. First quarter gross profit, as a percent of sales, was higher compared to the same quarter last year primarily as a result of increased volumes and efficiencies in certain product lines within this segment. Despite the first quarter improvement, this segment continues to experience margin pressures associated with its new customer and program diversification efforts. Selling, general and administrative expenses increased in both dollars and as a percent of sales in the first quarter when compared to the same quarter last year. The increase is largely the result of increased administrative costs in part due to the second quarter fiscal 2002 Auburn acquisition and amortization of new information technology and systems.

Included in this segment are sales to one customer, TRW, Inc., a full-service automotive supplier, which accounted for 16% and 15% of consolidated net sales in the first quarter of fiscal year 2003 and 2002, respectively. Sales to this customer accounted for 40% and 47% of total sales in the Electronic Contract Assemblies segment for the first quarter of fiscal 2003 and fiscal 2002, respectively. TRW in turn sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicles, which partially mitigates the Company's exposure to a single customer.

The nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are offset by higher profitability as the program matures and becomes established. The Company continues to have a high concentration of new customer and program start-ups due to its focused customer and program diversification efforts and capability expansion, both domestically and internationally.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased globalization, rapid technological changes, component availability, the contract nature of this industry, and the importance of sales to one customer. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Form 10-K filing for the period ended June 30, 2002.

CONSOLIDATED OPERATIONS
Consolidated sales mix by business segment in the first quarter shifted by 7.0 percentage points compared to the prior year. The Furniture and Cabinets segment sales were 61% of consolidated sales in the first quarter of fiscal year 2003 compared to 68% of consolidated sales in the prior year, while the Electronic Contract Assemblies segment sales were 39% of consolidated sales in the first quarter of fiscal year 2003 compared to 32% in the prior year. The Furniture and Cabinets segment generally carries a higher gross profit percentage and higher selling, general and administrative costs, as a percent of sales, compared to the Electronic Contract Assemblies segment.

Consolidated selling, general and administrative (SG&A) expenses declined in both total dollars and as a percent of sales, in the first quarter when compared to the prior year. The reduction in SG&A expense is due primarily to lower selling expenses in both total dollars and as a percent of sales. To a lesser extent, incentive compensation costs, which are linked to company profitability, were also down in total dollars from a year ago. Administrative costs increased slightly in total dollars, driven by an increase in amortization costs resulting from the implementation of new information technology and systems. Administrative costs as a percent of sales declined slightly from a year ago. Amortization expenses are expected to continue to increase as additional phases of information technology and systems are implemented.

In late fiscal year 2001, the Company announced a restructuring plan designed to more closely align its capabilities and capacities with changing market conditions as well as economic conditions. During the first quarter of fiscal 2002 restructuring charges of $156,000 pre-tax or $59,000 net of taxes were incurred. No additional restructuring charges were incurred in the first quarter of fiscal 2003. The activities associated with this plan were substantially completed as of June 30, 2002. As of September 30, 2002, $2.3 million of restructuring reserves remain which management currently considers adequate to cover remaining committed restructuring actions to finalize the plan. The remaining reserves relate primarily to an electronics manufacturing facility in France that is currently for sale and an idle leased facility within the Furniture and Cabinets segment.

Other income decreased in the first quarter compared to the same quarter last year as a result of lower miscellaneous income and lower interest income. Interest income declined from lower average yields on investment balances, compared to the year earlier.

The effective income tax rate increased 5.0 percentage points from the same quarter last year with increases in both the federal and state effective rates. A greater contribution of foreign income with the benefit of lower tax rates and higher income from tax-free municipal bond interest a year ago caused the effective tax rate in the first quarter of last year to be lower.

Net income and Class B diluted earnings per share of $4,598,000 and $0.12, respectively, for the first quarter of fiscal year 2003 decreased 6% and 8%, respectively, from the prior year levels of $4,889,000 and $0.13. Restructuring charges recorded in the first quarter of fiscal 2002 totaled $59,000 net of income taxes. The impact of adopting FAS 142 regarding goodwill and other intangibles on July 1, 2002 was less than $20,000 given the Company's immaterial amount of goodwill capitalized on its balance sheet. Goodwill represents less than 1/2 of 1% of total assets at September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES
The Company's aggregate of cash, cash equivalents, and short-term investments increased slightly during the quarter from $73 million at June 30, 2002, to $74 million at September 30, 2002. Working capital at September 30, 2002 was $190 million compared to working capital of $188 million at June 30, 2002. The current ratio at September 30, 2002 increased to 2.2 from 2.1 at June 30, 2002.

Operating activities generated $14.7 million of cash flow in the first three months of fiscal year 2003 compared to $15.5 million in the same period of fiscal year 2002. The Company reinvested $9.3 million into capital investments for the future, including primarily improvements to the Company's information technology systems and solutions and a limited amount of manufacturing equipment. The Company expects to continue to invest in resources for leveraging new and improved information technology systems and solutions in fiscal year 2003. Financing cash flow activities included $6.0 million in dividend payments.

At September 30, 2002 and June 30, 2002, the Company had no short-term borrowings outstanding under its $100 million revolving credit facility that allows for both issuance of letters of credit and cash borrowings. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company is in compliance with these covenants at September 30, 2002.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations and the $100 million available under the Company's revolving credit facility will be sufficient in fiscal year 2003 for working capital needs and for funding investments in the Company's future. The Company's primary source of funds is its ability to generate cash from operations to meet its obligations, which could be affected by factors such as a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. The Company's secondary source of funds is its revolving credit facility, which is contingent on complying with certain debt covenants. The Company is in compliance with these covenants at September 30, 2002, and does not expect the covenants to limit or restrict its ability to borrow on the facility in fiscal year 2003. The Company anticipates maintaining a strong liquidity position for the 2003 fiscal year.

The Company does not have material exposures to off-balance sheet arrangements including special purpose entities that would materially affect its liquidity position; trading activities of non-exchange traded contracts; or transactions with related parties.

FORWARD-LOOKING STATEMENTS
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes", "estimates", "projects", "expects", "anticipates" and similar expressions. These forward looking statements are subject to risks and uncertainties including, but not limited to, general economic conditions, significant volume reductions from key contract customers, loss of key customers or suppliers within specific industries, availability or cost of raw materials, increased competitive pricing pressures reflecting excess industry capacities, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Form 10-K filing for the period ended June 30, 2002.

CRITICAL ACCOUNTING POLICIES
Management considers three critical accounting policies to be key in reflecting the more significant judgements and estimates used in the preparation of the Company's consolidated financial statements or portraying the Company's financial position and results of operations. These policies, which were included in the Company's fiscal year 2002 Form 10-K, relate to revenue recognition, including allowance for sales returns and allowance for doubtful accounts, excess and obsolete inventory, and self-insurance reserves. Additional information regarding these policies can be found in the Company's Form 10-K for the period ended June 30, 2002.

ACCOUNTING STANDARDS
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company did not experience exit or disposal activities in the first quarter of fiscal 2003.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which is effective for the Company's fiscal year 2003. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. The adoption of FAS 144 did not have a material effect on the Company's first quarter fiscal 2003 financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (FAS 141), and Statement No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under FAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. The Company adopted FAS 142 effective July 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. The impact of adopting FAS 142 regarding goodwill and other intangibles on July 1, 2002 was less than $20,000 given the Company's immaterial amount of goodwill capitalized on its balance sheet. Goodwill represents less than 1/2 of 1% of total assets at September 30, 2002. The Company performed an impairment study required under FAS 142 during the quarter and concluded that the carrying value of goodwill and intangible assets is fairly valued and that no impairment write-down is necessary. The Company recorded $192,000 of amortization expense on intangible assets during the quarter ended September 30, 2002, and estimates $548,000 of amortization expense for the remainder of the fiscal year. Intangible amortization expense is estimated to be $361,000, $136,000, $136,000, and $46,000 for the four years ending June 30, 2007, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2002, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $40 million. These securities are classified as available-for-sale and are stated at market value with unrealized gains and losses being recorded net of tax related effect, if any, as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at September 30, 2002 would cause the fair value of these short-term investments to decline by an immaterial amount.

The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The effect of movements in the exchange rates were not material to the consolidated operating results of the Company on a year-to-date basis. The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates relative to its financial instruments would not affect the consolidated operating results of the Company by a material amount.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded, based upon their best judgement, that the Company's disclosure controls and procedures were effective.

(b) Changes in internal controls.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these internal controls based on an evaluation of its controls within 90 days of the filing date of this report.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(11)  Computation of Earnings Per Share

(99.1)  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.2)  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

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

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer

Date: November 13, 2002

CERTIFICATIONS

I, Douglas A. Habig, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kimball International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 13, 2002
/s/ Douglas A. Habig

DOUGLAS A. HABIG Chairman of the Board, Chief Executive Officer

CERTIFICATIONS

I, Robert F. Schneider, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kimball International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 13, 2002
/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description

11	Computation of Earnings Per Share
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002