Form 10-Q
period 2002-12-31
KIMBALL INTERNATIONAL INC
filed 2003-02-12
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X    No

The number of shares outstanding of the Registrant's common stock as of January 28, 2003 were:

Class A Common Stock - 13,781,745 shares
Class B Common Stock - 24,286,333 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	(Unaudited) December 31, 2002	June 30, 2002

Assets
Current Assets:
Cash and cash equivalents	$ 18,894	$ 18,662
Short-term investments	34,302	53,919
Receivables, less allowances of $6,742 and $5,515, respectively	154,089	150,836
Inventories, net	99,517	100,632
Other	39,367	40,108

Total current assets	346,169	364,157

Property and Equipment - net of accumulated depreciation of $370,533 and $347,463, respectively	211,343	236,176
Capitalized Software - net of accumulated amortization of $29,694 and $28,049, respectively	42,639	38,968
Other Assets	34,632	34,811

Total Assets	$634,783	$674,112

Liabilities and Share Owners' Equity
Current Liabilities:
Current maturities of long-term debt	539	611
Accounts payable	91,829	104,547
Dividends payable	6,021	6,015
Accrued expenses	47,599	62,176
Accrued restructuring	728	2,624

Total current liabilities	146,716	175,973

Other Liabilities:
Long-term debt, less current maturities	2,250	2,291
Deferred income taxes and other	43,251	43,360

Total other liabilities	45,501	45,651

Share Owners' Equity:
Common stock	2,151	2,151
Additional paid-in capital	7,185	7,752
Retained earnings	512,366	524,418
Accumulated other comprehensive income	2,178	604
Less: Treasury stock, at cost	(81,314)	(82,437)

Total Share Owners' Equity	442,566	452,488

Total Liabilities and Share Owners' Equity	$634,783	$674,112

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

(Unaudited)	(Unaudited)
Three Months Ended	Six Months Ended
December 31,	December 31,

	2002	2001	2002	2001

Net Sales	$302,340	$296,602	$592,455	$582,378

Cost of Sales	236,052	227,236	462,749	448,308

Gross Profit	66,288	69,366	129,706	134,070

Selling, General and Administrative Expenses	58,756	59,760	115,953	118,676

Restructuring and Other Expense	17,390	501	17,390	657

Operating Income (Loss)	(9,858)	9,105	(3,637)	14,737

Other Income (Expense):
Interest expense	(38)	(161)	(92)	(223)
Interest income	536	592	1,104	1,248
Other - net	2,022	743	2,609	1,731

Other income - net	2,520	1,174	3,621	2,756

Income (Loss) Before Income Taxes	(7,338)	10,279	(16)	17,493

Provision (Benefit) for Income Taxes	(2,729)	3,732	(5)	6,057

Net Income (Loss)	$ (4,609)	$ 6,547	$ (11)	$ 11,436

Earnings (Loss) Per Share of Common Stock:
Basic:
Class A	$(0.12)	$0.17	$(0.01)	$0.29
Class B	$(0.12)	$0.17	$ 0.00	$0.30
Diluted:
Class A	$(0.12)	$0.17	$(0.01)	$0.29
Class B	$(0.12)	$0.17	$ 0.00	$0.30

Dividends Per Share of Common Stock:
Class A	$0.155	$0.155	$ 0.310	$0.310
Class B	$0.160	$0.160	$ 0.320	$0.320

Average Total Number of Shares Outstanding Class A and B Common Stock:
Basic	38,063	38,049	38,053	38,040
Diluted	38,092	38,071	38,076	38,063

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Six Months Ended December 31,

	2002	2001

Cash Flows From Operating Activities:
Net (loss) income	$ (11)	$11,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,056	22,452
(Gain)/Loss on sales of assets	859	(167)
Restructuring and other	15,549	(1,164)
Deferred income tax and other deferred charges	(1,880)	2,372
Change in current assets and liabilities:
Receivables	(3,864)	13,901
Inventories	(41)	9,385
Other current assets	2,431	(19)
Accounts payable	(12,559)	(7,022)
Accrued expenses	(14,849)	(686)

Net cash provided by operating activities	8,691	50,488

Cash Flows From Investing Activities:
Capital expenditures	(11,688)	(26,979)
Proceeds from sales of assets	2,149	945
Purchase of capitalized software and other assets	(7,375)	(8,938)
Purchases of available-for-sale securities	(15,806)	(30,555)
Sales and maturities of available-for-sale securities	35,424	44,643

Net cash provided by (used for) investing activities	2,704	(20,884)

Cash Flows From Financing Activities:
Net change in short-term borrowings	-0-	(6,348)
Net change in long-term debt	(113)	(441)
Acquisition of treasury stock	-0-	(26)
Dividends paid to share owners	(12,035)	(12,021)
Proceeds from exercise of stock options	-0-	269
Other, net	836	113

Net cash used for financing activities	(11,312)	(18,454)

Effect of Exchange Rate Change on
Cash and Cash Equivalents	149	54

Net Increase in Cash and Cash Equivalents	232	11,204

Cash and Cash Equivalents-Beginning of Period	18,662	11,237

Cash and Cash Equivalents-End of Period	$18,894	$22,441

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 5,983	$ 395
Interest	$ 105	$ 194

Total Cash, Cash Equivalents and Short-Term Investments:
Cash and cash equivalents	$18,894	$22,441
Short-term investments	34,302	54,606

Totals	$53,196	$77,047

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

Certain prior year information has been reclassified to conform to the current year presentation.

Note 2. Inventories

Inventory components of the Company are as follows:

	December 31,	June 30,
(in thousands)	2002	2002

Finished Products	$28,572	$ 26,211
Work-in-Process	19,906	12,137
Raw Materials	51,039	62,284

Total Inventory, net	$99,517	$100,632

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three and six month periods ended December 31, 2002 and 2001 is as follows:

Three Months Ended	Six Months Ended
December 31,	December 31,

	2002	2001	2002	2001

(in thousands)
Net Income (Loss)	$(4,609)	$ 6,547	$ (11)	$11,436
Net Change in Unrealized Gains/Losses on Securities	(66)	(215)	-0-	(33)
Net Change in Gains/Losses on Derivatives	(16)	(11)	(19)	32
Foreign Currency Translation Adjustment	1,916	315	1,593	264

Comprehensive Income (Loss)	$(2,775)	$ 6,636	$1,563	$11,699

Note 4. Segment Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture and Cabinets segment provides furniture for the office, residential, and lodging and healthcare industries, all sold under the Company's family of brand names. Other products produced by the Furniture and Cabinets segment on a contract basis include store fixtures, large-screen television cabinets and stands, office furniture and residential furniture. Furniture components are used in the Company's end products and sold to outside customers. The Electronic Contract Assemblies segment provides design engineering, manufacturing, packaging and distribution of electronic assemblies, circuit boards, multi-chip modules and semiconductor components on a contract basis to a variety of industries on a global scale. Intersegment sales are insignificant. Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments. The basis of segmentation and accounting policies of the segments are consistent with those as disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

Three Months Ended	Six Months Ended
December 31,	December 31,

	2002		2001		2002		2001

(in thousands)
Net Sales:
Furniture and Cabinets	$188,169		$190,021		$366,125		$383,558
Electronic Contract Assemblies	114,157		106,565		226,297		198,785
Unallocated Corporate and Eliminations	14		16		33		35

Consolidated	$302,340		$296,602		$592,455		$582,378

Net Income (Loss):
Furniture and Cabinets	$ (7,822)		$ 3,620		$ (7,618)		$ 6,345
Electronic Contract Assemblies	2,462		2,885		5,697		5,037
Unallocated Corporate and Eliminations	751		42		1,910		54

Consolidated	$ (4,609)	[1]	$ 6,547	[2]	$ (11)	[1]	$ 11,436	[2]

Total Assets:
Furniture and Cabinets	$359,000		$389,221
Electronic Contract Assemblies	229,044		199,856
Unallocated Corporate and Eliminations	46,739		76,389

Consolidated	$634,783		$665,466

[1] Net Loss includes after-tax restructuring and other charges of $9,958,000 both in the three and six months ended December 31, 2002.  On a segment basis, in both the three and six months ended December 31, 2002, the Furniture and Cabinets segment recorded $7,488,000 of restructuring and other charges and the Electronic Contract Assemblies segment recorded a $2,470,000 restructuring charge.  See Note 5 of the Consolidated Financial Statements for further discussion.

[2] Net Income includes after-tax restructuring and other charges of $300,000 and $359,000 in the three and six months ended December 31, 2001.  On a segment basis, in the three and six months ended December 31, 2001, the Furniture and Cabinets segment recorded a $336,000 and $448,000 restructuring charge, the Electronic Contract Assemblies segment recorded restructuring income of $0 and $81,000, and Unallocated Corporate recorded restructuring income of $36,000 and $8,000, respectively.  See Note 5 of the Consolidated Financial Statements for further discussion.

Note 5. Restructuring and Other Expenses

Restructuring:
Fiscal Year 2003 Charges
During the second quarter of fiscal year 2003, the Company announced incremental cost scaling actions to more closely align its operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity within both of the Company's segments. Overall scaling actions will include the consolidation of capabilities and operations, selling and/or exiting redundant facilities, aligning personnel costs and adjusting assets associated with scaling actions to their current fair values.

Also during the second quarter of fiscal year 2003, the Company sold its electronics manufacturing facility located in France. The sale of this facility was part of the Company's June, 2001 restructuring plan. With this sale, the Company has now completed all actions related to the June, 2001 restructuring.

As a result of the restructuring plans, the Company recognized consolidated pre-tax restructuring charges of $9.4 million in the second quarter of fiscal year 2003. The charges consist of $7.6 million for asset write-downs, $1.1 million for employee transition and other employee costs, $0.4 million for plant closure and other exit costs, and $0.3 million related to the sale of the electronics facility in France. The write-down of assets was required because the carrying value of the long-lived assets affected by the restructuring plan exceeded their fair value. The Company elected to early adopt and apply the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, to account for the exit and disposal activities associated with the restructuring plan. Six-month year-to-date operating results for fiscal year 2003 include pre-tax charges of $9.4 million.

Within the Furniture & Cabinets segment, the Company recorded pre-tax restructuring charges of $4.3 million, primarily related to asset write-downs, employee transition costs and plant closure and other exit costs.

Within the Contract Electronics segment, the Company recorded pre-tax restructuring charges of $5.1 million, primarily related to asset write-downs.

Activities outlined in the restructuring plan began in the second quarter of fiscal year 2003 and are expected to be substantially complete within 18 months of plan inception. These charges are included in the Restructuring and Other Expense line item on the Company's Condensed Consolidated Statement of Income.

Fiscal Year 2002 Charges
During the second quarter of fiscal year 2002, consolidated operating results included pre-tax restructuring charges of $0.5 million, primarily in the Furniture & Cabinets segment, related to the Company's June, 2001 restructuring plan. Charges incurred during the quarter primarily were plant consolidation costs, including movement of inventory and equipment, and personnel costs to manage the restructuring. Six-month year-to-date operating results for fiscal year 2002 included pre-tax charges of $0.7 million, primarily in the Furniture & Cabinets segment.

Reserves:
At December 31, 2002, a total of $0.7 million of restructuring liabilities related to the restructuring plans remained on the Condensed Consolidated Balance Sheet as shown below. The restructuring charge, utilization and cash paid to date, and ending reserve balances at December 31, 2002 were as follows:

(in thousands)	Transition and Other Employee Costs	Asset Write-downs	Plant Closure and Other Exit Costs	Total

Reserve at June 30, 2002	$ -0-	$ -0-	$2,624	$ 2,624

Amounts Charged - Cash	1,087	-0-	352	1,439
Amounts Charged - Non-Cash	-0-	7,602	344	7,946

Subtotal	1,087	7,602	696	9,385

Amounts Utilized / Cash Paid	(1,087)	(7,602)	(2,635)	(11,324)
Amounts Adjusted	-0-	-0-	43	43

Reserve at December 31, 2002	$ -0-	$ -0-	$ 728	$ 728

Other Expense:
During the second quarter of fiscal year 2003, the Company recorded a pre-tax charge of $8.0 million for asset impairment within the Furniture and Cabinets segment to align the carrying values of long-lived assets at the Company's veneer operations with their fair values. The charge is unrelated to the above described restructuring plan and is pursuant to the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This charge is included in the Restructuring and Other Expense line item on the Company's Condensed Consolidated Statement of Income.

 The Company expects total pre-tax restructuring and other costs to be approximately $30 million.

Note 6. New Accounting Standards

In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (FAS 148), Accounting for Stock-Based Compensation-Transition and Disclosure which amends Financial Accounting Standards Board Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation. FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of FAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of FAS 148 will be effective for the Company's financial statements issued for the third quarter of fiscal year 2003. As allowed by FAS 123, the Company follows the disclosure requirements of FAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when options are issued at fair market value. Therefore, at this time, adoption of this statement will not have a material impact on the Company's financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements regarding certain guarantees and product warranties. The recognition provisions of FIN 45 will be effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the current second quarter, and accordingly the Company has disclosed its guarantees and product warranties in Note 8. The Company does not expect the recognition provisions of FIN 45 to have a material impact on the Company's financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The Company early adopted the provisions of FAS 146 and applied the new standard to account for the restructuring actions initiated during the second quarter of fiscal year 2003.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which is effective for the Company's fiscal year 2003. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. The Company applied FAS 144 in accounting for the impairment of assets during the second quarter of fiscal year 2003.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (FAS 141), and Statement No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under FAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. The Company adopted FAS 142 effective July 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. The net income impact of adopting FAS 142 regarding goodwill and other intangibles on July 1, 2002 is estimated to be less than a $20,000 increase in net income per quarter due to reduced amortization expense, given the Company's immaterial amount of goodwill capitalized on its balance sheet. Goodwill represents less than 1/2 of 1% of total assets at December 31, 2002. The Company performed an impairment study required under FAS 142 during the first quarter of fiscal year 2003 and concluded that the carrying value of goodwill and intangible assets does not exceed fair value and that no impairment write-down is necessary. The Company recorded $192,000 and $384,000 of amortization expense on other intangible assets during the quarter and six-month periods ended December 31, 2002, respectively. The Company estimates $356,000 of amortization expense for the remainder of the fiscal year. Intangible amortization expense is estimated to be $361,000, $136,000, $136,000, and $46,000 for the four years ending June 30, 2007, respectively.

Note 7. Disposition

In conjunction with the restructuring plan announced in the fourth quarter of fiscal year 2001, the Company completed the sale of an electronics manufacturing facility located in France. The disposition, along with related restructuring reserves, did not materially impact the Company's financial position or year-to-date operating results.

Note 8. Guarantees and Product Warranties

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation requires interim and annual disclosure of guarantees in which the Company guarantees the future performance of another entity, a reconciliation of product warranty liability, and a description of accounting policies for guarantees and warranties. In accordance with the transition guidance of this Interpretation, the disclosure provisions of FIN 45 have been adopted in the second quarter of fiscal 2003, and the recognition provisions will be adopted in third quarter of fiscal 2003 for guarantees that are entered into after December 31, 2002.

The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered. Management may refine the warranty liability in cases where specific warranty issues become known. At the inception of a guarantee, the Company recognizes a liability for obligations the Company may incur if specified triggering events or conditions occur. The liability is recorded at fair value which is estimated based on various factors including risk that the Company may have to perform under a guarantee, and ability to recover against payments made on a guarantee.

As of December 31, 2002, the Company has guarantees issued which are contingent on the future performance of another entity. The guarantees include customer lease financing with recourse, whereby the Company may become liable to a third party leasing company if the customer defaults on their lease, and guarantees of third party dealer facility leases, whereby the Company may become liable if the dealer defaults on a lease. The maximum potential liability and carrying amount recorded for these guarantees is immaterial to the Company's financial position and results of operations.

A reconciliation of product warranty liability follows:

(in thousands)	Product Warranty Liability
Balance as of July 1, 2002	$6,156
Accrual for warranties issued	678
Accruals related to pre-existing warranties (including changes in estimates)	87
Settlements made (in cash or in kind)	(1,055)

Balance as of December 31, 2002	$5,866

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Net sales in the second quarter of fiscal year 2003 were $302,340,000, an increase of 2% from sales posted in the second quarter of fiscal year 2002. Second quarter fiscal year 2003 net loss was $4,609,000, or $0.12 per Class B diluted share, including costs associated with restructuring actions and a one-time charge for an asset impairment, as compared to net income of $6,547,000, or $0.17 per Class B diluted share, in the second quarter of fiscal 2002. Exclusive of restructuring and other charges, net income for the second quarter of fiscal year 2003 was $5,349,000, or $0.14 per Class B diluted share, as compared to net income of $6,847,000, or $0.18 per Class B diluted share, in the same quarter last year. Net sales for the six-month period ending December 31, 2002 of $592,455,000 were up 2% from the prior year. Current year net loss for the six-month period totaled $11,000, or $0.00 per Class B diluted share, including restructuring and other charges, compared to net income of $11,436,000, or $0.30 per Class B diluted share, for the six-month period ending December 31, 2001. Excluding restructuring and other charges, net income for the six-month period ending December 31, 2002 was $9,947,000, or $0.26 per Class B diluted share, compared to net income of $11,795,000, or $0.31 per Class B diluted share, in the same period last year.

In the second quarter of fiscal year 2003, an electronics manufacturing facility in France was sold as committed in the June 2001 restructuring plan. With this sale, the Company has completed all actions relating to the June 2001 restructuring.

During the second quarter of fiscal year 2003, the Company's Board of Directors approved a restructuring plan comprised of incremental cost scaling actions to more closely align its operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity within both of the Company's segments. Overall scaling actions will include the consolidation of capabilities and operations, selling and/or exiting redundant facilities, aligning personnel costs and adjusting assets associated with scaling actions to their current fair values. The activities associated with this restructuring plan are expected to be substantially complete within 18 months from its inception.

As a result of the above outlined activities, the Company incurred pre-tax restructuring charges of $9.4 million as of December 31, 2002. Included in the restructuring charge is $7.6 million for asset write-downs, $1.1 million for employee transition and other employee costs, $0.4 million for plant closure and other exit costs, and $0.3 million related to the sale of the electronics facility in France. Other charges recorded in the second quarter of fiscal 2003, which are unrelated to the above described restructuring plan, include $8.0 million for asset impairment within the Furniture and Cabinets segment to align the carrying values of long-lived assets at the Company's veneer operations with their fair values. (See Note 5 to the condensed consolidated financial statements for more information regarding restructuring and other charges.) The Company expects total pre-tax restructuring and other costs to be approximately $30 million.

Management estimates that once the restructuring actions are completed, they will reduce the Company's total cost structure by approximately $20 to $25 million pre-tax on an annualized basis, with part of the savings to be redeployed into strategic initiatives designed to accelerate sales growth, and improve quality and efficiencies. Management expects to realize the cost savings resulting from the restructuring activities gradually as the actions are completed. The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties including, but not limited to, successful execution of the restructuring plan, a significant change in economic conditions, loss of key customers or suppliers with specific industries, or similar unforeseen events.

RESULTS OF OPERATIONS -- THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 2001
Consolidated net sales for both the three and six-month periods of fiscal year 2003 increased from a year ago as increases in sales in the Company's Electronic Contract Assemblies segment more than offset sales decreases in the Company's Furniture and Cabinets segment. Consolidated net income, exclusive of restructuring and other charges, declined from the prior year for both the three and six-month periods. For the second quarter of fiscal year 2003 and fiscal year-to-date, Furniture and Cabinets segment net income declined as compared to a year ago while net income in the Electronic Contract Assemblies segment increased over the prior year.

FURNITURE AND CABINETS SEGMENT
Product line offerings included in the Furniture and Cabinets segment are office furniture, residential furniture and lodging and healthcare furniture, all sold under the Company's family of brand names. Other products produced within this segment on a contract basis include, store fixtures, large-screen television cabinets and stands, office furniture, and residential furniture. Furniture components are used in the Company's end products and sold to outside customers. The Company's production flexibility allows it to utilize portions of the available production capacity created by lower volumes within these product lines to support and balance increased production schedules of other product lines within this segment.

Second quarter net sales were down slightly in the Furniture and Cabinets segment as improvements in lodging and furniture components volumes were offset by reductions of sales in the office furniture product line. Six-month net sales for fiscal year 2003 declined 5% in the Furniture and Cabinets segment as sales in office furniture decreased, sales in furniture components increased, and sales in all other major product lines remained relatively flat within this segment, when compared to the prior year.

Net sales for both the three and six-month periods of fiscal year 2003 in the office furniture product line decreased from the same periods last year from a continued overall decline in demand within the office furniture industry. Three and six-month sales of casegoods and systems products decreased while sales of seating products increased from a year ago. For the five-month period ending November 2002, the Company's office furniture sales declined by less than the overall industry's 13% decline estimated by the Business and Institutional Furniture Manufacturer's Association (BIFMA) when compared to the same five-month period ending November 2001. Open orders at December 31, 2002 were up over open orders at December 31, 2001.

Fiscal year 2003 second quarter net sales in the lodging and healthcare product line increased from the prior year. In the second quarter of the prior year, the lodging industry was severely impacted by the slowdown in the economy as well as the impact from the events of September 11, 2001. Net sales for the six-month period ending December 31, 2002 were relatively flat as compared to the prior year same period. Sales mix of standard product offerings, which generally carry a higher margin, increased in the second quarter of fiscal year 2003 and for the six-month period over the prior year. Open orders at December 31, 2002 were up over open orders at December 31, 2001.

Second quarter contract manufacturing sales increased slightly compared to the prior year, while sales for the six-month period remained relatively flat compared to the prior year. Within this product line, sales of large-screen projection television cabinets produced on a contract basis experienced a double-digit percentage sales growth while sales of contract furniture experienced a double-digit percentage decline for the current quarter as well as for the six-month period ending December 31, 2002 when compared to the prior year. At December 31, 2002, open orders for the contract manufacturing product line were less than open orders at December 31, 2001.

Net sales in the furniture components product line increased for both the second quarter and six-month period, compared to the prior year. Sales of lumber and veneer products increased from the prior year for both the three and six-month periods. Dimension product sales are down for the second quarter of fiscal 2003 and flat for the six-month period when compared to the prior year as a result of the Company's election to shut down and exit two wood dimension manufacturing facilities during the current quarter. Open orders for the furniture components product line as of December 31, 2002 were down from open orders at December 31, 2001 due in part to the exit of wood dimension manufacturing facilities.

The Furniture and Cabinets segment produced a net loss in the second quarter of fiscal year 2003, exclusive of pre-tax restructuring and other charges of $12.3 million, which is a decline from the net income realized in the second quarter of fiscal 2002 (see Note 5 to the condensed consolidated financial statements for more information on restructuring and other charges). Gross profit, as a percent of sales, declined in the second quarter when compared to the second quarter last year. Material and labor costs, as a percent to sales, both increased in the second quarter compared to a year ago related in part to reduced manufacturing efficiencies and elevated cost structures relative to current demand levels within the contract manufacturing product line. Second quarter fiscal 2003 manufacturing overhead costs decreased in absolute dollars and as a percent of sales from a year ago. The furniture components product line continued to negatively impact this segment in the second quarter with net loss, exclusive of restructuring and other charges, that totaled approximately $2.5 million due to continuing operating inefficiencies and pricing pressures resulting from increased import activity and excess capacity across this industry. Improvement in this product line is dependent upon the Company achieving its planned higher volume levels and associated improvements in operating efficiencies. The contract manufacturing product line experienced a decline in net income for the second quarter of fiscal 2003 when compared to the prior year same period, related in part to reduced manufacturing efficiencies and elevated cost structures relative to current demand levels. Furniture and Cabinet segment selling, general and administrative (SG&A) expenses in the second quarter of fiscal 2003 decreased slightly in total absolute dollars and as a percent of sales from the prior year. Earnings for the six-month period in the Furniture and Cabinets segment, exclusive of restructuring, also declined from the prior year primarily due to the lower earnings in the contract manufacturing and furniture components product lines.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, material availability, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Form 10-K filing for the year ended June 30, 2002.

ELECTRONIC CONTRACT ASSEMBLIES SEGMENT
Net sales for the second quarter of fiscal year 2003 increased over the prior year by 7% in the Electronic Contract Assemblies segment. Segment sales for the six-month period increased 14% over fiscal year 2002. Second quarter sales increases in electronic transportation products, computer related products, medical components and industrial controls more than offset a decrease in telecommunications component sales when compared to the prior year second quarter. For the six-month period ending December 31, 2002, sales of electronic transportation products, computer related products, and industrial controls were up while telecommunication and medical component sales were down.

Net income for both the second quarter and six-month period increased from fiscal 2002, exclusive of pre-tax restructuring charges of $5.1 million (see Note 5 to the condensed consolidated financial statements for more information on restructuring charges). The increase in net income is primarily the result of increased volumes and improved operating efficiencies in select markets and the recovery of a previously written off bad debt which increased net income by $0.01 per share. Gross profit in this segment increased in the second quarter when compared to the same quarter last year. Selling, general and administrative expenses increased, as a percent of sales, for the three and six-month periods when compared to the prior year primarily due to an increase in administrative costs, as a percent of sales, resulting from the implementation of new technology information systems and an increase in incentive compensation costs, which are linked to company profitability.

Included in this segment are sales to one customer, TRW, Inc., a full-service automotive supplier, which accounted for 15% of consolidated net sales in the second quarter and six-month period of both fiscal year 2003 and 2002. Sales to this customer accounted for 41% and 43% of the total sales in the Electronic Contract Assemblies segment in the second quarter of fiscal year 2003 and 2002, respectively. Fiscal year-to-date sales to TRW accounted for 40% and 45% of the total sales in the Electronic Contract Assemblies segment in fiscal year 2003 and 2002, respectively. TRW in turn sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicles, which partially mitigates the Company's exposure to a single customer. The reduced TRW sales percentage is due to continued efforts and success in diversifying the Company's transportation market customer base.

The nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program matures and becomes established. Despite the current quarter improvement, this segment continues to experience current margin pressures associated with its new customer and program diversification efforts.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased globalization, rapid technological changes, component availability, the contract nature of this industry, and the importance of sales to one customer. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Form 10-K filing for the year ended June 30, 2002.

CONSOLIDATED OPERATIONS
Consolidated sales mix by business segment in the second quarter shifted by 2.0 percentage points compared to the prior year. The Furniture and Cabinets segment sales were 62% of consolidated sales in the second quarter of fiscal year 2003 compared to 64% of consolidated sales in the prior year, while the Electronic Contract Assemblies segment sales were 38% of consolidated sales in the second quarter of fiscal year 2003 compared to 36% in the prior year. The Furniture and Cabinets segment generally carries a higher gross profit percentage and higher selling, general, and administrative costs, as a percent of sales, compared to the Electronic Contract Assemblies segment.

Consolidated selling, general and administrative (SG&A) expenses declined in total absolute dollars and as a percent of sales, 0.7 and 0.8 percentage point in the second quarter and fiscal year-to-date, respectively, when compared to the prior year. The reduction in SG&A expenses is due to lower administrative expenses offsetting higher incentive compensation costs, which are linked to company profitability excluding the restructuring charge. Amortization costs associated with new information technology systems and solutions increased and are expected to increase into the next fiscal year, as the new systems become operational. A decrease in administrative compensation costs, related in part to the Company's continued cost management efforts, more than offset the increased amortization expenses resulting in the overall decrease in administrative expenses.

Pre-tax restructuring and other charges of $17.4 million were recorded in the second quarter of fiscal year 2003. (See Note 5 to the condensed consolidated financial statements for more information on restructuring.)

Other income increased from the prior year for both the three and six-month periods primarily from an increase in miscellaneous income and a decrease in interest expense, compared to a year ago. Lower interest expense was primarily from lower average outstanding balances on the Company's revolving line of credit and lower interest rates. Interest income decreased slightly for the three and six-month periods.

The effective income tax rate increased 0.9 percentage point from the same quarter last year as an increase in the state effective rate more than offset a decrease in the federal effective rate. The fiscal year 2003 six-month effective tax rate decreased 3.3 percentage points from the prior year primarily due to the tax benefit associated with restructuring activities, and ultimate sale of an electronics manufacturing facility in France.

Inclusive of restructuring and other charges, the Company's second quarter fiscal year 2003 net loss was $4,609,000 or $0.12 per Class B diluted share, as compared to net income and Class B diluted earnings per share of $6,547,000 and $0.17, respectively for the second quarter of fiscal 2002. Exclusive of restructuring and other charges, the Company recorded earnings of $0.14 per Class B diluted share for the second quarter of fiscal year 2003. The Company's net loss for the first six months of fiscal 2003 was $11,000 or $0.00 per Class B diluted share, as compared to net income and Class B diluted earnings per share of $11,436,000 and $0.30, respectively, including restructuring and other charges. Excluding restructuring and other charges, earnings per Class B diluted share for the six-month period ending December 31, 2002 totaled $0.26.

LIQUIDITY AND CAPITAL RESOURCES
The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments decreased $20 million from $73 million at June 30, 2002 to $53 million at December 31, 2002. Working capital at December 31, 2002 was $199 million compared to working capital of $188 million at June 30, 2002. The current ratio at December 31, 2002 increased to 2.4 from 2.1 at June 30, 2002.

Operating activities generated $9 million of cash flow in the first six months of fiscal year 2003 compared to $50 million in the same period of fiscal year 2002. The Company reinvested $19 million into capital investments for the future, including improvements to the Company's information technology systems and solutions and manufacturing equipment. The Company expects to continue to invest in resources for leveraging new and improved information technology systems and solutions throughout fiscal 2003. Financing cash flow activities included $12 million in dividend payments for the six months ended December 31, 2002.

At December 31, 2002 and June 30, 2002, the Company had no short-term borrowings outstanding under its $100 million revolving credit facility that allows for both issuance of letters of credit and cash borrowings. However, the Company issued $3.4 million in letters of credit against the credit facility, which reduces total availability to borrow to $96.6 million as of December 31, 2002. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company is in compliance with these covenants at December 31, 2002.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations and the $100 million available under the Company's revolving credit facility will be sufficient in fiscal year 2003 for working capital needs and for funding investments in the Company's future. The Company's primary source of funds is its ability to generate cash from operations to meet its obligations, which could be affected by factors such as a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. The Company's secondary source of funds is its revolving credit facility, which is contingent on complying with certain debt covenants and the Company does not expect the covenants to limit or restrict its ability to borrow on the facility in fiscal year 2003. The Company anticipates maintaining a strong liquidity position for the 2003 fiscal year.

The Company does not have material exposures to off-balance sheet arrangements including special purpose entities that would materially affect its liquidity position, trading activities of non-exchange traded contracts, or transactions with related parties.

FORWARD-LOOKING STATEMENTS
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes", "estimates", "projects", "expects", "anticipates" and similar expressions. These forward looking statements are subject to risks and uncertainties including, but not limited to, general economic conditions, a delayed recognition of cost improvements associated with cost scaling actions, significant volume reductions from key contract customers, loss of key customers or suppliers within specific industries, availability or cost of raw materials, increased competitive pricing pressures reflecting excess industry capacities, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Form 10-K filing for the period ended June 30, 2002.

CRITICAL ACCOUNTING POLICIES
Management considers three critical accounting policies to be key in reflecting the more significant judgements and estimates used in the preparation of the Company's consolidated financial statements or portraying the Company's financial position and results of operations. These policies, which were included in the Company's fiscal year 2002 Form 10-K, relate to revenue recognition, including allowance for sales returns and allowance for doubtful accounts, excess and obsolete inventory, and self-insurance reserves. Additional information regarding these policies can be found in the Company's Form 10-K for the year ended June 30, 2002.

ACCOUNTING STANDARDS
In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (FAS 148), Accounting for Stock-Based Compensation-Transition and Disclosure, which amends Financial Accounting Standards Board Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation. FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of FAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of FAS 148 will be effective for the Company's financial statements issued for the third quarter of fiscal year 2003. As allowed by FAS 123, the Company follows the disclosure requirements of FAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when options are issued at fair market value. Therefore, at this time, adoption of this statement will not have a material impact on the Company's financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements regarding certain guarantees and product warranties. The recognition provisions of FIN 45 will be effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the current second quarter, and accordingly the Company has disclosed its guarantees and product warranties in Note 8. The Company does not expect the recognition provisions of FIN 45 to have a material impact on the Company's financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The Company early adopted the provisions of FAS 146 and applied the new standard to account for the restructuring actions initiated during the second quarter of fiscal year 2003.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which is effective for the Company's fiscal year 2003. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. The Company applied FAS 144 in accounting for the impairment of assets during the second quarter of fiscal year 2003.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (FAS 141), and Statement No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under FAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. The Company adopted FAS 142 effective July 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. The net income impact of adopting FAS 142 regarding goodwill and other intangibles on July 1, 2002 was less than $20,000 per quarter given the Company's immaterial amount of goodwill capitalized on its balance sheet. Goodwill represents less than 1/2 of 1% of total assets at December 31, 2002. The Company performed an impairment study required under FAS 142 during the first quarter of fiscal year 2003 and concluded that the carrying value of goodwill and intangible assets does not exceed fair value and that no impairment write-down is necessary. The Company recorded $192,000 and $384,000 of amortization expense on other intangible assets during the quarter and six-month periods ended December 31, 2002, respectively. The Company estimates $356,000 of amortization expense for the remainder of the fiscal year. Intangible amortization expense is estimated to be $361,000, $136,000, $136,000, and $46,000 for the four years ending June 30, 2007, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2002, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $34 million. These securities are classified as available-for-sale and are stated at market value with unrealized gains and losses being recorded net of tax related effect, if any, as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at December 31, 2002 would cause the fair value of these short-term investments to decline by an immaterial amount.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Share Owners was held on October 22, 2002. The Board of Directors was elected in its entirety, based on the following election results:

Nominees as Directors by
Holders of Class A Common Stock	Votes For*	Votes Withheld
Douglas A. Habig	12,226,787	3,304
James C. Thyen	12,224,503	5,588
John B. Habig	12,225,527	4,564
Ronald J. Thyen	12,224,503	5,588
Christine M. Vujovich	12,222,787	7,304
Brian K. Habig	12,226,787	3,304
John T. Thyen	12,225,527	4,564
Alan B. Graf, Jr.	12,222,787	7,304
Polly B. Kawalek	12,222,787	7,304
Harry W. Bowman	12,222,787	7,304

*Votes for nominees as Directors by holders of Class A Common Stock represented 89% of the total 13,787,944 Class A shares outstanding and eligible to vote.

Nominee as Director by
Holders of Class B Common Stock	Votes For*	Votes Withheld
Dr. Jack R. Wentworth	19,747,493	1,062,823

*Votes for nominee as Director by holders of Class B Common Stock represented 82% of the total 24,237,921 Class B shares outstanding and eligible to vote.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(10)  Credit Agreement with Bank One, NA.
- Terms of the new credit agreement enable multiple financial institutions to finance the $100 million line of credit, whereas the original 1999 credit agreement was financed through a single bank. Other terms, including debt covenants and maturity dates have not changed from the original 1999 credit agreement.

(11)  Computation of Earnings Per Share

(99.1)  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.2)  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports filed on Form 8-K

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

Date: February 12, 2003

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
Date: February 12, 2003
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
Date: February 12, 2003
/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description

10	Credit Agreement with Bank One, NA.
11	Computation of Earnings Per Share
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002