Form 10-Q
period 2003-03-31
KIMBALL INTERNATIONAL INC
filed 2003-05-12
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

The number of shares outstanding of the Registrant's common stock as of April 28, 2003 were:

Class A Common Stock - 13,781,285 shares
Class B Common Stock - 24,294,415 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	(Unaudited) March 31, 2003	June 30, 2002

Assets
Current Assets:
Cash and cash equivalents	$ 53,742	$ 18,662
Short-term investments	33,827	53,919
Receivables, less allowances of $6,889 and $5,515, respectively	123,366	150,836
Inventories, net	94,292	100,632
Other	36,180	40,108

Total current assets	341,407	364,157

Property and Equipment - net of accumulated depreciation of $362,864 and $347,463, respectively	203,699	236,176
Capitalized Software - net of accumulated amortization of $30,264 and $28,049, respectively	43,088	38,968
Other Assets	34,057	34,811

Total Assets	$622,251	$674,112

Liabilities and Share Owners' Equity
Current Liabilities:
Current maturities of long-term debt	$ 948	$ 611
Accounts payable	83,941	104,547
Dividends payable	6,023	6,015
Accrued expenses	52,337	62,176
Accrued restructuring	1,290	2,624

Total current liabilities	144,539	175,973

Other Liabilities:
Long-term debt, less current maturities	1,866	2,291
Deferred income taxes and other	37,816	43,360

Total other liabilities	39,682	45,651

Share Owners' Equity:
Common stock	2,151	2,151
Additional paid-in capital	7,117	7,752
Retained earnings	509,107	524,418
Accumulated other comprehensive income	723	604
Less: Treasury stock, at cost	(81,068)	(82,437)

Total Share Owners' Equity	438,030	452,488

Total Liabilities and Share Owners' Equity	$622,251	$674,112

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

(Unaudited)	(Unaudited)
Three Months Ended	Nine Months Ended
March 31,	March 31,

	2003	2002	2003	2002

Net Sales	$285,856	$290,126	$878,311	$872,504

Cost of Sales	225,770	222,267	688,519	670,575

Gross Profit	60,086	67,859	189,792	201,929

Selling, General and Administrative Expenses	55,850	62,774	171,803	181,450

Restructuring and Other Expense (Income)	2,107	(154)	19,497	503

Operating Income (Loss)	2,129	5,239	(1,508)	19,976

Other Income (Expense):
Interest expense	(43)	(162)	(135)	(385)
Interest income	414	598	1,518	1,846
Other - net	1,099	16,977	3,708	18,708

Other income - net	1,470	17,413	5,091	20,169

Income Before Income Taxes	3,599	22,652	3,583	40,145

Provision for Income Taxes	835	6,856	830	12,913

Net Income	$ 2,764	$ 15,796	$ 2,753	$ 27,232

Earnings Per Share of Common Stock:
Basic:
Class A	$0.07	$0.41	$0.06	$0.71
Class B	$0.07	$0.42	$0.08	$0.72
Diluted:
Class A	$0.07	$0.41	$0.06	$0.71
Class B	$0.07	$0.42	$0.08	$0.72

Dividends Per Share of Common Stock:
Class A	$0.155	$0.155	$0.465	$0.465
Class B	$0.160	$0.160	$0.480	$0.480

Average Total Number of Shares Outstanding Class A and B Common Stock:
Basic	38,073	38,046	38,060	38,042
Diluted	38,095	38,104	38,082	38,070

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Nine Months Ended March 31,

	2003	2002

Cash Flows From Operating Activities:
Net income	$ 2,753	$27,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,118	34,281
(Gain)/Loss on sales of assets	325	(8,183)
Restructuring and other	15,940	(2,145)
Deferred income tax and other deferred charges	(4,394)	3,410
Change in current assets and liabilities:
Receivables	25,521	(1,336)
Inventories	4,490	16,665
Other current assets	2,659	2,378
Accounts payable	(20,308)	(12,772)
Accrued expenses	(9,847)	6,885
Transfer of funds to trusteed retirement plan portfolio	-0-	(9,073)

Net cash provided by operating activities	51,257	57,342

Cash Flows From Investing Activities:
Capital expenditures	(16,625)	(31,248)
Proceeds from sales of assets	2,807	1,065
Proceeds from sales of facilities/subsidiaries	5,381	20,238
Purchase of capitalized software and other assets	(9,328)	(13,043)
Purchases of available-for-sale securities	(19,273)	(33,005)
Sales and maturities of available-for-sale securities	39,305	46,979

Net cash provided by (used for) investing activities	2,267	(9,014)

Cash Flows From Financing Activities:
Net change in short-term borrowings	-0-	(26,254)
Net change in long-term debt	(88)	(1,049)
Acquisition of treasury stock	-0-	(26)
Dividends paid to share owners	(18,056)	(18,040)
Proceeds from exercise of stock options	-0-	269
Other, net	(356)	111

Net cash used for financing activities	(18,500)	(44,989)

Effect of Exchange Rate Change on
Cash and Cash Equivalents	56	9

Net Increase in Cash and Cash Equivalents	35,080	3,348

Cash and Cash Equivalents-Beginning of Period	18,662	11,237

Cash and Cash Equivalents-End of Period	$53,742	$14,585

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 6,257	$ 499
Interest	$ 144	$ 439

Total Cash, Cash Equivalents and Short-Term Investments:
Cash and cash equivalents	$53,742	$14,585
Short-term investments	33,827	54,482

Totals	$87,569	$69,067

See Notes to Condensed Consolidated Financial Statements
5

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

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

New Accounting Standards

In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (FAS 148), Accounting for Stock-Based Compensation-Transition and Disclosure, which amends Financial Accounting Standards Board Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation. FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of FAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of FAS 148 are effective for the Company's financial statements issued for the third quarter of fiscal year 2003. As allowed by FAS 123, the Company follows the disclosure requirements of FAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when options are issued at fair market value. Therefore, at this time, adoption of this statement will not have a material impact on the Company's financial position or results of operations. Disclosures required by FAS 148 are provided under the Stock-Based Compensation heading of Note 1.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements regarding certain guarantees and product warranties. The recognition provisions of FIN 45 were adopted for guarantees issued or modified after December 31, 2002, and disclosure provisions were adopted as of December 31, 2002. The Company has disclosed its guarantees and product warranties in Note 7. The recognition provisions of FIN 45 did not have a material impact on the Company's financial position or results of operations.

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

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which is effective for the Company's fiscal year 2003. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. The Company applied FAS 144 in accounting for the impairment of assets during fiscal year 2003.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (FAS 141), and Statement No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under FAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. The Company adopted FAS 142 effective July 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. The net income impact of adopting FAS 142 regarding goodwill and other intangibles on July 1, 2002 was less than $20,000 per quarter given the Company's immaterial amount of goodwill capitalized on its balance sheet. Goodwill represents less than 1/2 of 1% of total assets at March 31, 2003. The Company performed an impairment study required under FAS 142 during the first quarter of fiscal year 2003 and concluded that the carrying value of goodwill and intangible assets does not exceed fair value and that no impairment write-down is necessary. The Company recorded $193,000 and $577,000 of amortization expense on other intangible assets during the three and nine-month periods ended March 31, 2003, respectively. The Company estimates $165,000 of amortization expense for the remainder of the fiscal year. Intangible amortization expense is estimated to be $361,000, $136,000, $136,000, and $46,000 for the four years ending June 30, 2007, respectively.

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options is recognized in income.  The Company does recognize expense associated with performance shares, which compensates employees with common stock when certain performance objectives are attained.  The Company's stock-based employee compensation plans are described in the Company's Annual Report on Form 10-K for the year ended June 30, 2002. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31		Nine Months Ended March 31
	2003	2002	2003	2002

(Amounts in Thousands, Except for Per Share Data)
Net Income, as reported	$2,764	$15,796	$2,753	$27,232
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9	144	114	214
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	476	848	1,570	2,225

Pro forma net income	$2,297	$15,092	$1,297	$25,221

Earnings per share:
As reported:
Basic:
Class A	$0.07	$0.41	$0.06	$0.71
Class B	$0.07	$0.42	$0.08	$0.72
Diluted:
Class A	$0.07	$0.41	$0.06	$0.71
Class B	$0.07	$0.42	$0.08	$0.72

Pro Forma:
Basic:
Class A	$0.06	$0.39	$0.02	$0.65
Class B	$0.06	$0.40	$0.04	$0.67
Diluted:
Class A	$0.06	$0.39	$0.02	$0.65
Class B	$0.06	$0.40	$0.04	$0.67

Note 2. Inventories

Inventory components of the Company are as follows:

	March 31,	June 30,
(in thousands)	2003	2002

Finished Products	$26,475	$ 26,211
Work-in-Process	19,028	12,137
Raw Materials	48,789	62,284

Total Inventory, net	$94,292	$100,632

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three and nine month periods ended March 31, 2003 and 2002 is as follows:

Three Months Ended	Nine Months Ended
March 31,	March 31,

	2003	2002	2003	2002

(in thousands)
Net Income	$2,764	$15,796	$2,753	$27,232
Net Change in Unrealized Gains/Losses on Securities	(41)	(155)	(41)	(188)
Net Change in Gains/Losses on Derivatives	5	(32)	(14)	-0-
Foreign Currency Translation Adjustment	(1,419)	(1,351)	174	(1,087)

Comprehensive Income	$ 1,309	$14,258	$2,872	$25,957

Note 4. Segment Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture and Cabinets segment provides furniture for the office, residential, and lodging and healthcare industries, all sold under the Company's family of brand names. Other products produced by the Furniture and Cabinets segment on a contract basis include store fixtures, television cabinets and stands, office furniture, and residential furniture. Furniture components are primarily sold to outside customers and are used in certain end products of the Company. The Electronic Contract Assemblies segment provides engineering and manufacturing services to a variety of industries on a global scale. Intersegment sales are insignificant. Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments. The basis of segmentation and accounting policies of the segments are consistent with those as disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

Three Months Ended	Nine Months Ended
March 31,	March 31,

	2003		2002		2003		2002

(in thousands)
Net Sales:
Furniture and Cabinets	$165,917		$175,804		$532,042		$559,362
Electronic Contract Assemblies	119,814		114,322		346,111		313,107
Unallocated Corporate and Eliminations	125		-0-		158		35

Consolidated	$285,856		$290,126		$878,311		$872,504

Net Income (Loss):
Furniture and Cabinets	$ (4,441)		$ 12,442		$(12,059)		$ 18,787
Electronic Contract Assemblies	6,373		3,059		12,070		8,096
Unallocated Corporate and Eliminations	832		295		2,742		349

Consolidated	$ 2,764	[1]	$ 15,796	[2] [3]	$ 2,753	[1]	$ 27,232	[2] [3]

Total Assets:
Furniture and Cabinets	$340,125		$355,771
Electronic Contract Assemblies	202,504		218,439
Unallocated Corporate and Eliminations	79,622		79,956

Consolidated	$622,251		$654,166

[1] Net Income includes after-tax restructuring and other charges of $611,000 and $10,569,000 in the three and nine months ended March 31, 2003, respectively.  On a segment basis, in the three and nine months ended March 31, 2003, the Furniture and Cabinets segment recorded $1,405,000 and $8,893,000 of restructuring and other charges and the Electronic Contract Assemblies segment recorded $640,000 of restructuring income and a $1,830,000 restructuring charge, respectively.  Unallocated Corporate recorded $154,000 of restructuring income in both the three and nine months ended March 31, 2003.  See Note 5 of the Condensed Consolidated Financial Statements for further discussion.

[2] Net Income includes after-tax restructuring income of $67,000 in the three months ended March 31, 2002, and $292,000 restructuring expense in the nine months ended March 31, 2002.  On a segment basis, in the three and nine months ended March 31, 2002, the Furniture and Cabinets segment recorded restructuring income of $69,000 and restructuring expense of $379,000, the Electronic Contract Assemblies segment recorded restructuring expense of $10,000 and restructuring income of $71,000, and Unallocated Corporate recorded restructuring income of $8,000 and $16,000, respectively.  See Note 5 of the Condensed Consolidated Financial Statements for further discussion.

[3] Net Income in the Furniture and Cabinets segment for the three and nine months ended March 31, 2002, includes an $8.2 million after-tax gain on the sale of the Company's Boesendorfer piano subsidiary.

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

As a result of the restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $2.1 million and $11.5 million in the third quarter and nine months ending March 31, 2003, respectively.  Included in the third quarter restructuring charge is $0.4 million for asset write-downs, $0.8 million for employee transition and other employee costs, and $1.9 million for plant closure and other exit costs, which were offset by $1.0 million income for cost adjustments to the original cost estimate related to the sale of the microelectronics facility in California. Included in the year-to-date restructuring charge is $8.0 million for asset write-downs, $1.9 million for employee transition and other employee costs, and $2.6 million for plant closure and other exit costs, which were partially offset by $1.0 million income for adjustments to original cost estimates.  The Company elected to early adopt and apply the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, to account for the exit and disposal activities associated with the restructuring plan.

On a segment level, during the current third quarter within the Furniture & Cabinets segment, the Company recorded pre-tax restructuring charges of $3.4 million, primarily related to asset write-downs, employee transition costs and plant closure and other exit costs.  During the nine-month period ending March 31, 2003, the Furniture and Cabinets segment recorded pre-tax restructuring charges of $7.7 million.  During the current third quarter within the Electronic Contract Assemblies segment, the Company recorded pre-tax restructuring income of $1.0 million, related to adjustments to original cost estimates related to the sale of the microelectronics facility in California.  During the nine-month period ending March 31, 2003, the Electronic Contract Assemblies segment recorded pre-tax restructuring charges of $4.1 million.  During the current third quarter and nine month periods ended March 31, 2003, $0.3 million of pre-tax restructuring income related to the sale of an asset was recorded in Unallocated Corporate.

Activities outlined in the restructuring plan began in the second quarter of fiscal year 2003 and are expected to be substantially complete within 18 months of plan inception. These charges are included in the Restructuring and Other Expense line item on the Company's Condensed Consolidated Statements of Income.

Fiscal Year 2002 Charges
During the third quarter of fiscal year 2002, consolidated operating results included pre-tax restructuring income of $0.2 million primarily in the Furniture & Cabinets segment, related to restructuring actions being more than offset by adjustments to original cost estimates related to the Company's June, 2001 restructuring plan. Charges incurred during the quarter primarily were plant consolidation costs, including movement of equipment. Adjustments to the original cost estimates resulted from lower than anticipated employee transition benefits and lower costs related to plant consolidations. Nine-month year-to-date operating results included pre-tax charges of $0.5 million, primarily in the Furniture and Cabinets segment.

Reserves:
At March 31, 2003, a total of $1.3 million of restructuring liabilities related to the 2003 restructuring plan remained on the Condensed Consolidated Balance Sheet as shown below. The restructuring charge, utilization and cash paid to date, and ending reserve balances at March 31, 2003 were as follows:

(in thousands)	Transition and Other Employee Costs	Asset Write-downs	Plant Closure and Other Exit Costs	Total

Reserve at June 30, 2002	$ -0-	$ -0-	$ 2,624	$ 2,624

Amounts Charged - Cash	1,896	-0-	1,880	3,776
Amounts Charged - Non-Cash	-0-	7,993	766	8,759

Subtotal	1,896	7,993	2,646	12,535

Amounts Utilized / Cash Paid	(1,752)	(7,993)	(3,139)	(12,884)
Amounts Adjusted	-0-	-0-	(985)	(985)

Reserve at March 31, 2003	$ 144	$ -0-	$ 1,146	$ 1,290

Other Expense:

In December 2003, the Company recorded a pre-tax charge of $8.0 million for asset impairment within the Furniture and Cabinets segment to align the carrying values of long-lived assets at the Company's veneer operations with their fair values. The charge is unrelated to the above described restructuring plan and is pursuant to the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This charge is included in the Restructuring and Other Expense line item of the Company's Condensed Consolidated Statements of Income. No similar charges were incurred during the third quarter of fiscal year 2003.

Based on the costs incurred to date and latest cost estimates, the Company estimates total pre-tax restructuring and other costs to be approximately $30 million.

Note 6. Dispositions

In conjunction with the restructuring plan announced in the second quarter of fiscal year 2003, the Company completed the sale of a microelectronics manufacturing facility located in Valencia, California in February 2003. The facility was not a significant subsidiary, and accordingly, pro forma results of operations have not been provided.

In conjunction with the restructuring plan announced in the fourth quarter of fiscal year 2001, the Company completed the sale of an electronics manufacturing facility located in France in November 2002. The facility was not a significant subsidiary, and accordingly, pro forma results of operations have not been provided.

Note 7. Guarantees and Product Warranties

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation requires interim and annual disclosure of guarantees in which the Company guarantees the future performance of another entity, a reconciliation of product warranty liability, and a description of accounting policies for guarantees and warranties. In accordance with the transition guidance of this Interpretation, the disclosure provisions of FIN 45 were adopted in the second quarter of fiscal 2003, and the recognition provisions were adopted in the third quarter of fiscal 2003 for guarantees that were entered into after December 31, 2002.

As of March 31, 2003, the Company has guarantees issued which are contingent on the future performance of another entity. The guarantees include customer lease financing with recourse, whereby the Company may become liable to a third party leasing company if the customer defaults on their lease, and guarantees of third party dealer facility leases, whereby the Company may become liable if the dealer defaults on a lease. The maximum potential liability and carrying amount recorded for these guarantees is immaterial to the Company's financial position and results of operations.

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

Changes in the product warranty accrual for the nine months ended March 31, 2003 were as follows:

(in thousands)	Product Warranty Liability
Balance as of July 1, 2002	$ 6,156
Accrual for warranties issued	1,181
Accruals related to pre-existing warranties (including changes in estimates)	(85)
Settlements made (in cash or in kind)	(1,482)

Balance as of March 31, 2003	$ 5,770

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Net sales in the third quarter of fiscal year 2003 were $285,856,000, a decrease of 1% from net sales in the third quarter of fiscal year 2002. Third quarter fiscal year 2003 net income was $2,764,000, or $0.07 per Class B diluted share, inclusive of costs associated with executing incremental cost scaling actions under the Company's previously announced restructuring plan. Costs associated with current quarter restructuring activities, including adjustments to original cost estimates, totaled $611,000 after-tax, or $0.02 per share. Net income in the third quarter fiscal year 2002 was $15,796,000, or $0.42 per Class B diluted share, inclusive of after-tax restructuring income of $67,000 and a one-time after-tax gain of $8,151,000, or $0.22 per share, on the sale of a piano subsidiary. Net sales for the nine-month period ending March 31, 2003 of $878,311,000 were up 1% from the prior year. Current year net income for the nine-month period totaled $2,753,000, or $0.08 per Class B diluted share, including after-tax restructuring and other charges of $10,569,000, or $0.28 per share, compared to prior year net income for the nine-month period ending March 31, 2002 of $27,232,000, or $0.72 per Class B diluted share, including after-tax restructuring expense of $292,000, or $0.01 per share, and the one-time after-tax gain of $8,151,000, or $0.22 per share, on the sale of a piano subsidiary.

In November of fiscal year 2003, an electronics facility in France was sold as committed in the June 2001 restructuring plan. With this sale, the Company has completed all actions relating to the June 2001 restructuring.

During the second quarter of fiscal year 2003, the Company's Board of Directors approved a restructuring plan comprised of incremental cost scaling actions to more closely align the Company's operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity within both of the Company's segments. Overall scaling actions include the consolidation of capabilities and operations, selling and/or exiting redundant facilities, aligning personnel costs and adjusting assets associated with scaling actions to their current fair values. The Company is executing the restructuring plan and expects restructuring activities to be substantially complete as scheduled within 18 months of the plan inception.

As a result of the above outlined activities, the Company incurred pre-tax restructuring charges of $2.1 million and $11.5 million in the third quarter and nine months ending March 31, 2003, respectively. Included in the third quarter restructuring charge is $0.4 million for asset write-downs, $0.8 million for employee transition and other employee costs, and $1.9 million for plant closure and other exit costs, which were partially offset by $1.0 million income for adjustments to original cost estimates related to the sale of a microelectronics facility in California during the quarter. Included in the year-to-date restructuring charge is $8.0 million for asset write-downs, $1.9 million for employee transition and other employee costs, and $2.6 million for plant closure and other exit costs, which were partially offset by $1.0 million income for adjustments to original cost estimates.

Unrelated to the above described restructuring plan, in the second quarter of fiscal year 2003 the Company recorded a pre-tax charge of $8.0 million for asset impairment within the Furniture and Cabinets segment to align the carrying values of long-lived assets at the Company's veneer operations with their fair values, which is included on the restructuring and other line of the condensed consolidated statements of income. No similar asset impairment charges were recorded during the third quarter of fiscal year 2003. (See Note 5 to the condensed consolidated financial statements for more information regarding restructuring and other charges.) Based on costs incurred to date and the latest cost estimates, the Company estimates total pre-tax restructuring and other costs to be approximately $30 million.

Management estimates that once the restructuring actions are completed, they will reduce the Company's total cost structure by approximately $20 to $25 million pre-tax on an annualized basis, with part of the savings to be redeployed into strategic initiatives designed to accelerate sales growth, and improve quality and efficiencies. As originally estimated, cost savings are being realized gradually and management expects to continue to realize additional cost savings resulting from the restructuring activities as the actions are completed. The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties including, but not limited to, successful execution of the restructuring plan, a significant change in economic conditions, loss of key customers or suppliers within specific industries, or similar unforeseen events.

RESULTS OF OPERATIONS -- THREE AND NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 2002
Consolidated net sales for the third quarter of fiscal year 2003 decreased slightly from a year ago as decreases in sales in the Company's Furniture and Cabinets segment more than offset increases in sales in the Company's Electronic Contract Assemblies segment. Consolidated net sales for the nine-month period ending March 31, 2003 increased slightly from a year ago as increases in the Electronic Contract Assemblies segment more than offset sales decreases in the Furniture and Cabinets segment. Consolidated net income declined from the prior year for both the three and nine-month periods. For the third quarter of fiscal year 2003 and fiscal year-to-date, Furniture and Cabinets segment net income declined as compared to a year ago while net income in the Electronic Contract Assemblies segment increased over the prior year.

FURNITURE AND CABINETS SEGMENT
Product line offerings included in the Furniture and Cabinets segment are office furniture, residential furniture and lodging and healthcare furniture, all sold under the Company's family of brand names. Other products produced within this segment on a contract basis include store fixtures, television cabinets and stands, office furniture, and residential furniture. Furniture components are primarily sold to outside customers and are used in certain end products of the Company. The Company's production flexibility allows it to utilize portions of the available production capacity created by lower volumes within these product lines to support and balance increased production schedules of other product lines within this segment.

During the third quarter of fiscal year 2002, the Company sold its Boesendorfer piano subsidiary, located in Vienna, Austria, which increased the third quarter fiscal year 2002 Class B diluted earnings per share by $0.22.

When compared to the prior year, third quarter fiscal year 2003 net sales were down 6% in the Furniture and Cabinets segment as higher furniture components volumes were offset by reductions of sales in the other major product lines. Nine-month net sales for fiscal year 2003 declined 5% in the Furniture and Cabinets segment as sales in office furniture decreased, sales in furniture components increased, and sales in all other major product lines remained relatively flat within this segment, when compared to the prior year.

Net sales for both the three and nine-month periods of fiscal year 2003 in the office furniture product line decreased from the same periods last year from a continued overall decline in demand within the office furniture industry. Three and nine-month sales of casegoods and systems products decreased while sales of seating products increased from a year ago. For the eight-month period ending February 2003, the Company's office furniture sales declined by less than the overall industry's 11% decline estimated by the Business and Institutional Furniture Manufacturer's Association (BIFMA) when compared to the same eight-month period ending February 2002. Open orders at March 31, 2003 were less than open orders at March 31, 2002.

Fiscal year 2003 third quarter net sales in the lodging and healthcare product line decreased from the prior year. Net sales for the nine-month period ending March 31, 2003 were relatively flat as compared to the prior year same period. Sales mix of standard product offerings, which generally carry a higher margin, decreased in the third quarter of fiscal year 2003, however increased for the nine-month period over the prior year. Open orders at March 31, 2003 were higher than open orders at March 31, 2002.

Third quarter contract manufacturing net sales decreased when compared to the prior year, while net sales for the nine-month period remained flat compared to the prior year. Within this product line, sales of large-screen projection television cabinets produced on a contract basis experienced a sales decline, while sales of contract furniture experienced growth for the current quarter when compared to the prior year third quarter. Fiscal year-to-date sales of large-screen projection television cabinets produced on a contract basis increased, while sales of contract furniture decreased when compared to the prior year same period. At March 31, 2003, open orders for the contract manufacturing product line were less than open orders at March 31, 2002.

Net sales in the furniture components product line increased for both the third quarter and nine-month period, compared to the prior year. Sales of lumber and veneer products increased for both periods, while dimension product sales decreased from the prior year for both the three and nine-month periods, as a result of the Company's election to shut down and exit two wood dimension manufacturing facilities during the second quarter of fiscal year 2003. Open orders for the furniture components product line as of March 31, 2003 were down from open orders at March 31, 2002 primarily due to the exit of the two wood dimension manufacturing facilities.

The Furniture and Cabinets segment produced a net loss in the third quarter of fiscal year 2003, compared to the net income realized in the third quarter of fiscal 2002. When excluding current quarter after-tax restructuring activity costs of $1,405,000, prior year third quarter after-tax restructuring income of $69,000, and prior year after-tax gain of $8,151,000 associated with the sale of the piano subsidiary, the segment still recorded a net loss in the current year third quarter as compared to net income in the same period last year (see Note 5 to the condensed consolidated financial statements for more information on restructuring and other charges). Gross profit, as a percent of net sales, declined in the third quarter when compared to the third quarter last year. The contract manufacturing and furniture components product lines experienced the greatest reductions in gross margins relative to the prior year third quarter. Material costs, as a percent of net sales, increased in the third quarter compared to a year ago in part due to a LIFO inventory reserve reduction in the prior year third quarter associated with lower inventory levels, which totaled approximately $0.02 per share on an isolated basis. Higher material costs, as a percent of net sales, within the furniture components product line in the current year third quarter were also a contributing factor as well as the sales mix shift within the Furniture and Cabinets segment towards the furniture components product line, which carries a higher material cost, as a percent of net sales, than the other product lines within this segment. Labor costs, as a percent of net sales, decreased in the current fiscal year third quarter compared to a year ago. Third quarter fiscal 2003 manufacturing overhead costs increased slightly in absolute dollars and as a percent of net sales from a year ago. The furniture components product line continued to negatively impact this segment in the third quarter with a net loss that totaled $2.3 million, inclusive of $0.2 million after-tax restructuring charges, due to continuing operating inefficiencies and pricing pressures. During the third quarter of fiscal 2003, a decision was made to exit the veneer face operations, which had been operating at a net loss. Improvement in the furniture components product line is dependent upon the Company achieving its planned higher volume levels and associated improvements in operating efficiencies. The contract manufacturing product line produced a net loss in the third quarter of fiscal 2003, which is a decline from the net income realized in the third quarter of fiscal 2002 in part due to depressed and unstable demand levels in the markets it supports leading to pricing pressures and difficulties in aligning capacities and costs with sales volume levels. Furniture and Cabinet segment selling, general and administrative (SG&A) expenses in the third quarter of fiscal 2003 decreased in absolute dollars and as a percent of net sales from the prior year. A net loss for the nine-month period in the Furniture and Cabinets segment was also a decline from the prior year net income primarily due to the net losses in the furniture components and contract manufacturing product lines, the expenses associated with restructuring and other charges, and the sale of the piano subsidiary in the prior year. Fiscal 2003 year-to-date after-tax restructuring and other charges totaled $8,893,000 while fiscal 2002 year-to-date after-tax restructuring charges were $379,000.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, material availability, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Form 10-K filing for the year ended June 30, 2002.

ELECTRONIC CONTRACT ASSEMBLIES SEGMENT
Net sales for the third quarter of fiscal year 2003 increased over the prior year by 5% in the Electronic Contract Assemblies segment. Net sales in this segment for the nine-month period increased 11% over fiscal year 2002. Increased sales of electronic transportation products in the third quarter more than offset decreases in sales of computer related products, medical components, and telecommunications components when compared to the prior year third quarter. Third quarter sales of industrial controls were flat as compared to the prior year same period. For the nine-month period ending March 31, 2003, sales of electronic transportation products, computer related products, and industrial controls were up while telecommunication and medical component sales were down.

Net income for both the third quarter and nine-month period increased from fiscal 2002, inclusive of after-tax restructuring income of $640,000 in the current third quarter and $1,830,000 restructuring expense for the current nine-month period. The third quarter restructuring net income was a result of an adjustment to the original cost estimate related to the sale of the microelectronics facility in California. Net costs associated with the sale and exit of this facility were less than originally estimated. After-tax restructuring expense of $10,000 and after-tax restructuring income of $71,000 were recorded for the third quarter and nine months ended March 31, 2002, respectively (see Note 5 to the condensed consolidated financial statements for more information on restructuring charges). The increase in net income is primarily the result of increased volumes and improved operating efficiencies at certain locations. Gross profit in this segment, as a percent of net sales, increased in the third quarter when compared to the same quarter last year primarily related to lower labor costs, as a percent of net sales. Selling, general and administrative expenses decreased slightly in absolute dollars and as a percent of net sales, for the three-month period when compared to the prior year.

Included in this segment are sales to one customer, TRW Automotive, Inc., a full-service automotive supplier, which accounted for 19% and 16% of consolidated net sales in the third quarter of fiscal year 2003 and 2002, respectively. Fiscal year-to-date sales to TRW accounted for 16% of consolidated net sales in both 2003 and 2002. Sales to this customer accounted for 44% and 41% of the total net sales in the Electronic Contract Assemblies segment in the third quarter of fiscal year 2003 and 2002, respectively. Fiscal year-to-date sales to TRW accounted for 42% and 41% of the total net sales in the Electronic Contract Assemblies segment in fiscal year 2003 and 2002, respectively. TRW in turn sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicles, which partially mitigates the Company's exposure to a single customer.

The nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program matures and becomes established. Despite the current quarter improvement, this segment continues to experience current margin pressures related to an overall excess capacity position in the electronics subcontracting services market and more specifically this segment's new customer and program diversification efforts.

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

CONSOLIDATED OPERATIONS
Consolidated net sales mix by business segment in the third quarter shifted by 3.0 percentage points compared to the prior year. The Furniture and Cabinets segment net sales were 58% of consolidated net sales in the third quarter of fiscal year 2003 compared to 61% of consolidated net sales in the prior year, while the Electronic Contract Assemblies segment net sales were 42% of consolidated net sales in the third quarter of fiscal year 2003 compared to 39% in the prior year. The Furniture and Cabinets segment generally carries a higher gross profit percentage and higher selling, general, and administrative costs, as a percent of net sales, compared to the Electronic Contract Assemblies segment.

Consolidated selling, general and administrative (SG&A) expenses declined in absolute dollars and as a percent of net sales, 2.1 and 1.2 percentage points in the third quarter and fiscal year-to-date, respectively, when compared to the prior year. The reduction in SG&A costs is primarily due to costs associated with the sale of the piano subsidiary in the prior year. Amortization costs associated with new information technology systems and solutions increased and are expected to increase into the next fiscal year, as the new systems become operational.

Pre-tax restructuring and other charges of $2.1 and $19.5 million were recorded in the third quarter and nine- month period ending March 31, 2003. (See Note 5 to the condensed consolidated financial statements for more information on restructuring.)

Other income decreased from the prior year for both the three and nine-month periods primarily due to a pre-tax gain of $15.4 million recorded in the third quarter of the prior year related to the Boesdendorfer sale. Interest income and interest expense also decreased for the three and nine-month periods due to lower interest rates and lower average outstanding balances on the Company's revolving line of credit.

The effective income tax rate decreased 7.1 percentage points from the same quarter last year as the federal effective tax rate decreased while the state effective tax rate remained relatively constant. The fiscal year 2003 nine-month effective tax rate decreased 9.0 percentage points from the prior year due to decreases in both the federal and state effective rates. The third quarter reduction in effective tax rate is due primarily to a much lower profit before income tax base coupled with relatively stable amounts of tax credits associated with the Company's investment in tax free municipal bonds and research and development activities as well as a tax credit related to the donation of an idled facility, which was a restructuring activity. For the year-to-date period, this reduction was enhanced by the tax benefit associated with restructuring activities and the ultimate sale of an electronics manufacturing facility in France.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash, cash equivalents, and short-term investments increased $15 million from $73 million at June 30, 2002 to $88 million at March 31, 2003. Working capital at March 31, 2003 was $197 million compared to working capital of $188 million at June 30, 2002. The current ratio at March 31, 2003 increased to 2.4 from 2.1 at June 30, 2002.

Operating activities generated $51 million of cash flow in the first nine months of fiscal year 2003 compared to $57 million in the same period of fiscal year 2002. The Company reinvested $26 million into capital investments for the future, including improvements to the Company's information technology systems and solutions and manufacturing equipment. The Company expects to continue to invest in resources for leveraging new and improved information technology systems and solutions throughout fiscal 2003. Financing cash flow activities included $18 million in dividend payments for the nine months ended March 31, 2003.

At March 31, 2003 and June 30, 2002, the Company had no short-term borrowings outstanding under its $100 million revolving credit facility that allows for both issuance of letters of credit and cash borrowings. However, the Company issued $3.6 million in letters of credit against the credit facility, which reduces total availability to borrow to $96.4 million as of March 31, 2003. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company is in compliance with these covenants at March 31, 2003.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations and the availability of borrowing under the Company's revolving credit facility will be sufficient in fiscal year 2003 for working capital needs and for funding investments in the Company's future including potential acquisitions. The Company's primary source of funds is its ability to generate cash from operations to meet its obligations, which could be affected by factors such as a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. The Company's secondary source of funds is its revolving credit facility, which is contingent on complying with certain debt covenants and the Company does not expect the covenants to limit or restrict its ability to borrow on the facility in fiscal year 2003. The Company anticipates maintaining a strong liquidity position for the 2003 fiscal year.

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

CRITICAL ACCOUNTING POLICIES
Management considers three critical accounting policies to be key in reflecting the more significant judgements and estimates used in the preparation of the Company's condensed consolidated financial statements or portraying the Company's financial position and results of operations. These policies, which were included in the Company's fiscal year 2002 Form 10-K, relate to revenue recognition, including allowance for sales returns and allowance for doubtful accounts, excess and obsolete inventory, and self-insurance reserves. Additional information regarding these policies can be found in the Company's Form 10-K for the year ended June 30, 2002.

ACCOUNTING STANDARDS
In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (FAS 148), Accounting for Stock-Based Compensation-Transition and Disclosure, which amends Financial Accounting Standards Board Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation. FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of FAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of FAS 148 are effective for the Company's financial statements issued for the third quarter of fiscal year 2003. As allowed by FAS 123, the Company follows the disclosure requirements of FAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when options are issued at fair market value. Therefore, at this time, adoption of this statement will not have a material impact on the Company's financial position or results of operations. Disclosures required by FAS 148 are provided under the Stock-Based Compensation heading of Note 1 to the condensed consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements regarding certain guarantees and product warranties. The recognition provisions of FIN 45 were adopted for guarantees issued or modified after December 31, 2002, and disclosure provisions were adopted as of December 31, 2002. The Company has disclosed its guarantees and product warranties in Note 7 to the condensed consolidated financial statements. The recognition provisions of FIN 45 did not have a material impact on the Company's financial position or results of operations.

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

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which is effective for the Company's fiscal year 2003. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. The Company applied FAS 144 in accounting for the impairment of assets during fiscal year 2003.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (FAS 141), and Statement No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under FAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment. The Company adopted FAS 142 effective July 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001. The net income impact of adopting FAS 142 regarding goodwill and other intangibles on July 1, 2002 was less than $20,000 per quarter given the Company's immaterial amount of goodwill capitalized on its balance sheet. Goodwill represents less than 1/2 of 1% of total assets at March 31, 2003. The Company performed an impairment study required under FAS 142 during the first quarter of fiscal year 2003 and concluded that the carrying value of goodwill and intangible assets does not exceed fair value and that no impairment write-down is necessary. The Company recorded $193,000 and $577,000 of amortization expense on other intangible assets during the three and nine-month periods ended March 31, 2003, respectively. The Company estimates $165,000 of amortization expense for the remainder of the fiscal year. Intangible amortization expense is estimated to be $361,000, $136,000, $136,000, and $46,000 for the four years ending June 30, 2007, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2003, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $34 million. These securities are classified as available-for-sale and are stated at market value with unrealized gains and losses recorded net of tax related effect as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at March 31, 2003 would cause the fair value of these short-term investments to decline by an immaterial amount.

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

(b) Changes in internal controls.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these internal controls subsequent to an evaluation of its internal controls within 90 days of the filing date of this report.

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

Date: May 12, 2003

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
Date: May 12, 2003
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
Date: May 12, 2003
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