Form 10-K
period 2003-06-30
KIMBALL INTERNATIONAL INC
filed 2003-09-05
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

The number of shares outstanding of the Registrant's common stock as of August 15, 2003 were:
          Class A Common Stock - 13,739,135 shares
          Class B Common Stock - 24,337,079 shares

Class A Common Stock is not publicly traded and, therefore, no market value is available.  The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 31, 2002 (the last business day of the Registrant's most recently completed second fiscal quarter) was $330.4 million, based upon an estimate that 92.1% of Class B Common Stock is held by non-affiliates.

Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 21, 2003, are incorporated by reference into Part III.

The exhibit index is located on page 60.
1

KIMBALL INTERNATIONAL, INC.
FORM 10-K
INDEX

Forward-Looking Statements

This document may contain certain forward-looking statements.  These are statements made by management, using their best business judgement based upon facts known at the time of the statements or reasonable estimates, about future results, plans, or future performance and business of the Company.  They should not be construed as a guarantee that such results or events will, in fact, occur or be realized.  The statements may be identified by the use of words such as "believes", "anticipates", "expects", "intends", "projects" and similar expressions.

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

  Product sales mix

  Material and component availability

  Domestic and international business legislation and regulation

  The ability to utilize deferred tax assets

  Technology

  General economic conditions

  Costs and/or assumptions underlying strategic decisions

  Successful implementation of new information technology systems and solutions

  Operational capabilities in the event of natural disasters or other similar unforeseen events

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

The Company provides a vast array of products from its two business segments: the Furniture and Cabinets segment and the Electronic Contract Assemblies segment.  The Furniture and Cabinets segment provides furniture for the office, residential, hospitality and healthcare industries, all sold under the Company's family of brand names.  Other products produced by the Company on a contract basis include television cabinets and stands, residential furniture, retail infrastructure products, and forest products.  The Electronic Contract Assemblies segment provides engineering and manufacturing services on a contract basis to a variety of industries on a global scale.  Certain product lines experience seasonality which affects sales revenue flow.  Production occurs in company-owned or leased facilities located in the United States, Mexico, Thailand and Poland.  In the United States, the Company has facilities and showrooms in 14 states and the District of Columbia.

  Available Information

We make available free of charge through our website, www.ir.kimball.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.  Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

  Sales by Segment

Sales by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 2003 are as follows:

(Amounts in Thousands)	2003	2002	2001

Furniture and Cabinets	$ 697,651	$ 736,187	$ 871,835
Electronic Contract Assemblies	456,719	436,248	389,252
Unallocated Corporate	322	69	84

Total	$1,154,692	$1,172,504	$1,261,171

Financial information by segment and geographic area for each of the three years in the period ended June 30, 2003 is included in Note 14, Segment and Geographic Area Information, of the Notes to Consolidated Financial Statements, which can be found in Item 8, and is incorporated herein by reference.

  Restructuring

In June 2001, the Company's Board of Directors approved a plan to restructure certain operations to more closely align the Company's capabilities and capacities with changing market requirements and economic conditions as well as position the Company with a more competitive cost structure vital for overall long-term success.  All actions related to the June 2001 restructuring plan have been completed.

In December 2002, the Company's Board of Directors approved a restructuring plan comprised of incremental cost scaling actions to more closely align the Company's operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity within both of the Company's segments.  Overall scaling actions include the consolidation of capabilities and operations, selling and/or exiting redundant facilities, aligning personnel costs and adjusting assets associated with scaling actions to their current fair values.  The activities associated with this restructuring plan are expected to be substantially complete within 15 months from its inception.  The plan is discussed in further detail in "Management's Discussion and Analysis" in Item 7 and in Note 17 of Notes to the Consolidated Financial Statements.

Segments

 Furniture and Cabinets

  Historical Overview

Since 1950, the Company has produced wood furniture and cabinets, which continue to be a significant part of the business. Included in this segment are sales of office furniture, residential furniture and hospitality and healthcare furniture. Other products within this segment include furniture and cabinets produced on a contract basis, including cabinets for televisions, television stands, pool tables, office and residential furniture, retail infrastructure products and other related products sold to leading manufacturers and retailers primarily in the home entertainment, office and residential furniture and retail industries. The Company also produces other products including polyurethane and polyester molded products and sells them to both internal and external customers. Contract furniture manufacturing units provide rapid, customized manufacturing solutions to the commercial, government, institutional, retail and entertainment market segments. Services of the Company's trucking fleet are also sold to unaffiliated customers.

Included within the forest products product line (formerly the furniture components product line) are sales of logs, lumber, and veneer. These products are primarily sold to external customers and are also used in certain end products of the Company.

During fiscal year 2002 the Company sold its Boesendorfer piano subsidiary, which had originally been acquired in 1966. The Company was previously engaged in the manufacture and sales of a domestically produced piano product line since 1857 through a predecessor, W. W. Kimball Co., acquired in 1959, until cessation of this product line in 1996.

  Locations

Office, residential, hospitality and healthcare furniture, furniture and cabinets produced on a contract basis and related products, which make up the largest part of this segment, as of June 30, 2003 are produced at eighteen plants; eleven located in Indiana, two in Kentucky, two in Mexico, and one each in Idaho, Tennessee and Pennsylvania. As a result of the restructuring activities, seven manufacturing facilities not included above, three in Indiana and one each in Kentucky, North Carolina, Florida and Mississippi, ceased operations and five of the idled facilities remain for sale or lease. One facility in Indiana that ceased operations was converted to a distribution and warehouse facility in fiscal year 2002, which replaced a previously leased facility.

The Company also owns and operates three sawmills, three lumberyards, and a veneer mill. These facilities are located in Indiana, Tennessee and Kentucky. As a result of the restructuring plan announced in the second quarter of fiscal year 2003, two facilities, not included above, which each housed dimension lumber and contract wood products manufacturing capabilities, ceased operations.

A facility in Jasper, Indiana houses an Education Center for dealer and employee training, the Product Design and Research Center, and a Corporate Showroom for product display.

In the United States, showrooms are maintained in ten cities for office furniture and two cities for residential furniture. An office furniture showroom in London, England was closed as a result of the restructuring plan announced in the second quarter of fiscal year 2003. In certain showrooms other Company products are also on display.

  Marketing Channels

Kimball Office and National brands of office furniture are marketed through Company salespersons to end users, office furniture dealers, wholesalers, rental companies and catalog houses throughout North America. Certain Kimball brands of office furniture systems are sold on an international basis via licensing arrangements with unaffiliated partners. Certain fixed-wall office furniture products are marketed through Company salespersons to the government, select office furniture dealers and construction contractors. Residential furniture is generally marketed through independent sales representatives to independent furniture dealers throughout the United States. Hospitality and healthcare furniture are marketed to end users using independent manufacturers' representatives and furniture dealers, respectively. Contract furniture and cabinets are generally marketed to end users through Company salespersons and, to a lesser extent, independent representatives. Forest products are primarily sold to outside customers and are also used in certain end products of the Company. Forest products sold to outside customers are marketed principally to end users and distributors on a global basis primarily through Company sales personnel.

  Major Competitive Factors

The major competitive factors in the office furniture industry are priced in relation to quality and appearance, the utility of the product, supplier lead-time, and ability to respond to requests for special and non-standard products. Certain market segments are more price sensitive than others, but all segments expect on-time, damage-free delivery. The Company maintains sufficient finished goods inventories to be able to offer prompt shipment of certain lines of Kimball Office and National office furniture. Many products are shipped through the Company's delivery system, which the Company believes offers it the ability to reduce damage to product, enhance scheduling flexibility, and improve the capability for on-time deliveries, which are all key competitive factors in the office furniture industry.

The hospitality and healthcare furniture markets compete on quality, reliability, supplier lead-time and price. The Company offers its own line of hospitality and healthcare furniture as well as producing contract hospitality and healthcare furniture to customers' specifications.

The major competitive factors in the residential furniture market are style and aesthetics, quality, performance history, price, on-time delivery, innovation, and relative product value. The Company's own line of residential furniture is offered on a quick ship basis with most products available within two weeks or less.

The major competitive factors in the contract furniture and cabinet product markets are quality, performance history, price, on-time delivery, flexibility, speed, and providing customized manufacturing solutions. Contract residential furniture, television cabinets and television stands are produced to customer specifications from specific orders. Finished goods inventories are generally small, consisting primarily of goods awaiting shipment to customers. The major competitive factors in the retail infrastructure industry are quality, supplier lead-time, price, service and installation, flexibility and on-time performance. Retail infrastructure products are produced to customer specifications from specific orders.

Competitive factors in the forest products market are price, quality, availability and on-time delivery.

  Competitors

There are numerous manufacturers of office, home, hospitality, and healthcare furniture competing within the marketplace. The Company believes, however, that there are a limited number of relatively large producers of wood office and hospitality furniture, of which the Company believes that it is one of the larger producers in terms of net sales. In many instances wood office furniture competes in the market with metal office furniture. Based on available industry statistics, metal office furniture has a larger share of the total office furniture market. The Company has positioned itself, with acquisitions and recent product introductions, to strengthen its market share in the non-wood segment of the industry, with products that compliment the Company's wood product offerings.

There are many manufacturers of residential furniture and the Company does not have a significant share of this market.

The Company believes that it is one of the largest independent domestic manufacturers of wood television cabinets, but certain manufacturers of televisions, including some customers of the Company, produce cabinets for their own use. There are many manufacturers of retail infrastructure products and the Company does not have a significant share of this market.

For forest products, the Company competes with many integrated forest and specialty hardwood product companies and does not have a significant share of the market for such products.

  Raw Material Availability

Many components used in the production of furniture and cabinets are manufactured internally within the segment, and are generally readily available, as are other raw materials used in the production of wood furniture, cabinets and fixtures. Raw materials used in the manufacture of metal office furniture, primarily rolled steel and aluminum, have been readily available in the global market. Certain fabricated seating components and wood frame assemblies as well as finished furniture products, which are generally readily available, are sourced on a global scale in an effort to provide a quality product at the lowest cost.

  Electronic Contract Assemblies

The Company entered the electronic contract assemblies market in 1985 with knowledge acquired from the production of electronic keyboards for musical instruments, which were first produced in 1963. The Company's focus is on electronic assemblies that have high durability requirements such as transportation and industrial applications. Electronics and electro-mechanical products (electronic assemblies) are sold on a contract basis and produced to customers' specifications.

As of June 30, 2003 the Company's Electronic Contract Assemblies segment consists of six manufacturing facilities with three located in Indiana and one each in Mexico, Thailand and Poland. In addition to the manufacturing of electronic contract assemblies for many high durability applications, the Company also provides value engineering services and supply chain management. As part of the restructuring plan announced in the fourth quarter of fiscal year 2001, the Company decided to exit the business of providing DIE processing and assembly services to the European market and as a result the Company sold its manufacturing facility located in France during fiscal year 2003. Likewise, as part of the restructuring plan announced in the second quarter of fiscal year 2003, the Company decided to exit the domestic DIE processing business and sold its California manufacturing facility in the latter half of fiscal year 2003. Engineering design and support services including new product introduction services are provided to the manufacturing facilities within this segment and to outside customers through the Kimball Electronics Design Services company. The contract electronics manufacturing industry in general has been faced with excess capacity due to the slowing economy. The Company has not been immune to the economic slowdown and continually evaluates its operations as to the most optimum capacity and service levels by geographic region.

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

While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the transportation, industrial controls, medical, computer and telecommunications industries. Included in this segment are sales of electronic assemblies to one customer, TRW Automotive, Inc., a full-service automotive supplier, which accounted for approximately 43% of this segment's net sales in fiscal year 2003, compared to 43% and 49% in fiscal years 2002 and 2001, respectively. Sales to TRW Automotive, Inc. accounted for approximately 17% of consolidated net sales in fiscal year 2003, compared to 16% and 15% in fiscal years 2002 and 2001, respectively. TRW in turn sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicles, which partially mitigates the Company's exposure to a single customer.

The nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program matures and becomes established. The segment continues to experience margin pressures related to new program and diversification efforts and capability expansion, both domestically and internationally.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased globalization, rapid technological changes, component availability, capacity utilization given the contract nature of this industry, and the importance of established program sales to one customer. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs.

Other Information

  Backlog

At June 30, 2003, the aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, were $239 million as compared to $247 million at June 30, 2002.

	June 30, 2003	June 30, 2002
(Amounts in Millions)
Furniture and Cabinets	$ 94	$ 97
Electronic Contract Assemblies	145	150

Total Backlog	$239	$247

Open orders as of June 30, 2003 are expected to be filled within the next fiscal year.  Open orders generally may not be indicative of future sales trends.

  Research, Patents, and Trademarks

Research and development activities include the development of manufacturing processes, major process improvements, new product development, information technology initiatives and electronic, wood and plastic technologies.

	Fiscal Years Ended June 30,
	2003	2002	2001
(Amounts in Millions)
Research and Development Costs	$17.6	$15.1	$14.5

The Company owns the Kimball (registered trademark) trademark, which it believes is significant to its office, electronic, hospitality, healthcare and residential furniture businesses, and owns the following trademarks which it believes are significant to its furniture business only: National (registered trademark), Cetra (registered trademark), Footprint (registered trademark), Traxx (registered trademark), Interworks (registered trademark) and ZWall (registered trademark).  The Company also owns certain patents and other trademarks and has certain other trademark and patent applications pending, which in the Company's opinion are not significant to its business.

  Environment and Energy Matters

The Company's operations are subject to various foreign, federal, state and local laws and regulations with respect to environmental matters.  The Company believes that it is in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.

The Company is dedicated to excellence, leadership and stewardship in matters of protecting the environment and communities in which the Company has operations.  The Company believes that continued compliance with foreign, federal, state and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position.  Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2005, will not represent a material portion of total capital expenditures during those years.

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

  Employees

	June 30, 2003	June 30, 2002

United States	5,918	6,882
Foreign Countries	2,087	2,671

Total Full Time Employees	8,005	9,553

The Company has no collective bargaining agreements with respect to its domestic employees.  All of the Company's foreign operations are subject to collective bargaining arrangements.  The Company believes that its employee relations are good.

  Item 2 - Properties

The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, as of June 30, 2003, are as follows:

	Number of Facilities

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate	Total

Indiana	26	4	6	36
Kentucky	4			4
Tennessee	4			4
California	1			1
Pennsylvania	1			1
Idaho	1			1
Mexico	2	1		3
Thailand		1		1
Poland		1		1
China	1			1

Total Facilities	40	7	6	53

Excluded from the above listing are two idle facilities in Indiana, and one each in Kentucky, Florida and Mississippi within the Furniture and Cabinets segment, of which two were closed as a result of the restructuring plan announced in June 2001 and three were closed as a result of the restructuring plan announced in December 2002 and are being held for sale or lease as of June 30, 2003.

The listed facilities occupy approximately 7,735,000 square feet in aggregate, of which approximately 6,970,000 square feet are owned and 765,000 square feet are leased.  Square footage of these facilities is summarized as follows:

	Approximate Square Footage

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate	Total

Owned	5,932,000	678,000	360,000	6,970,000
Leased	639,000	99,000	27,000	765,000

Total	6,571,000	777,000	387,000	7,735,000

Including certain leased furniture showroom areas and idle facilities excluded from the above listing, total facilities approximate 8.6 million square feet. (See Note 5 - Commitments and Contingent Liabilities of the Notes to Consolidated Financial Statements in Item 8, for additional information concerning leases.)

Included in Unallocated Corporate are executive, national sales and administrative offices, a recycling storage facility, a child development facility for employees' children, and an education center and corporate showroom.

Generally, properties are utilized at normal capacity levels on a single shift basis with certain properties utilizing second shifts and third shifts.  At times, certain facilities utilize a reduced second or third shift.  Due to sales fluctuations, not all facilities were utilized at normal capacity during the 2003 fiscal year.

Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.

Operating leases for all facilities, including idle facilities, total 984,000 square feet and expire from fiscal year 2004-2013 with many of the leases subject to renewal options.  Also included are 10 leased showroom facilities totaling 103,000 square feet, which are in eight states and the District of Columbia.

The Company owns approximately 28,500 acres of land which includes land where various Company facilities reside, including approximately 27,500 acres generally for hardwood timber reserves, approximately 180 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities, and for possible future expansions), and approximately 60 acres in Post Falls, Idaho, where a manufacturing plant is located.  The Company leases approximately six acres of land in Laem Chabang, Thailand where it has an Electronics manufacturing facility, with the lease expiring in 2030.

Item 3 - Legal Proceedings

The Registrant and its subsidiaries are not parties to any material pending legal proceedings, other than ordinary routine litigation incidental to the business, which individually, or in aggregate, are not expected to be material.

Item 4 - Submission of Matters to Vote of Security Holders
None to report in the fourth quarter of fiscal year 2003.

Executive Officers of the Registrant

The executive officers of the Registrant as of August 31, 2003 are as follows:

(Age as of August 31, 2003)

Name	Age	Office and Area of Responsibility	Officer Since

Douglas A. Habig	56	Chairman of the Board of Directors, Chief Executive Officer	1975
James C. Thyen	59	President, Director	1974
John T. Thyen	65	Senior Executive Vice President, Director	1978
Robert F. Schneider	42	Executive Vice President, Chief Financial Officer, Treasurer	1992
Donald D. Charron	40	Executive Vice President, President, Kimball Electronics Group	1999
P. Daniel Miller	55	Executive Vice President, President, Furniture Brands Group	2000
J. Brent Elliott	45	Executive Vice President, President, flexcel	2001
Michelle R. Schroeder	38	Corporate Controller (functioning as Principal Accounting Officer)	2003

Executive officers are elected annually by the Board of Directors.  James C. Thyen and John T. Thyen are brothers.  All of the executive officers unless otherwise noted have been employed by the Company for more than the past five years in the capacity shown or some other executive capacity.  Donald D. Charron was employed with Rockwell Automation/Allen Bradley from December 1992 to April 1999, as Operations Manager, Director of Operations, and General Business Manager Electronic Operator Interface.  P. Daniel Miller was employed with International Knife and Saw, Inc. as President and CEO from April 1999 to April 2000, with the Overhead Door Corporation as President from May 1998 to April 1999, and from January 1987 to December 1997 with the Whirlpool Corporation in various capacities including President Latin American Appliance Group, Executive Vice President Whirlpool Corporation, President Kenmore Appliance Group, Vice President Sales and Distribution Whirlpool Appliance Group, and Division Vice President Builder Marketing.  J. Brent Elliott was employed with Ingersoll Rand from June 1980 to May 2000 most recently as President, Steelcraft Division and Group Controller, Door Hardware Group.  Michelle R. Schroeder was appointed to her current position in August 2002, having previously served the Company as Assistant Corporate Controller and Director of Financial Analysis.

PART II

Item 5 - Market for Registrant's Common Stock and Related Share Owner Matters

Market Prices

The Company's Class B Common Stock trades on the NASDAQ Stock Market under the symbol: KBALB.   High and low price ranges by quarter for the last two fiscal years as quoted by the National Association of Security Dealers (NASDAQ) are as follows:

	2003		2002

	High	Low	High	Low

First Quarter	$16.8600	$13.0000	$16.2900	$11.8400
Second Quarter	$16.5000	$12.7100	$15.6000	$10.5400
Third Quarter	$15.5400	$12.4950	$17.1500	$14.1500
Fourth Quarter	$16.2500	$13.6100	$17.7600	$14.1500

There is no active trading market for the Company's Class A Common Stock.

Dividends

There are no restrictions on the payment of dividends except charter provisions that require on a fiscal year basis, shares of Class B Common Stock are entitled to an additional $0.02 per share dividend more than the dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock.  During fiscal year 2003 dividends declared were $24.1 million or $0.62 per share on Class A Common Stock and $0.64 per share on Class B Common Stock.  Dividends by quarter for 2003 compared to 2002 are as follows:

	2003		2002

	Class A	Class B	Class A	Class B

First Quarter	$0.155	$0.16	$0.155	$0.16
Second Quarter	$0.155	$0.16	$0.155	$0.16
Third Quarter	$0.155	$0.16	$0.155	$0.16
Fourth Quarter	$0.155	$0.16	$0.155	$0.16

Total Dividends	$0.620	$0.64	$0.620	$0.64

Share Owners

On July 31, 2003, the Company's Class A Common Stock was owned by approximately 638 Share Owners of record and the Company's Class B Common Stock by approximately 2,127 Share Owners of record, of which approximately 315 also owned Class A Common Stock.

Item 6 - Selected Financial Data

	Year Ended June 30

	2003	2002	2001	2000	1999
(Dollars in thousands, except per share amounts)
Net Sales	$1,154,692	$1,172,504	$1,261,171	$1,228,412	$1,131,261

Net Income	$ 5,594	$ 34,500	$ 16,583	$ 48,462	$ 59,725

Earnings Per Share
Basic:
Class A	$0.13	$0.89	$0.41	$1.19	$1.46
Class B	$0.15	$0.91	$0.43	$1.21	$1.48

Diluted:
Class A	$0.13	$0.89	$0.41	$1.19	$1.45
Class B	$0.15	$0.91	$0.43	$1.21	$1.47

Total Assets	$ 615,644	$ 674,112	$ 678,984	$ 723,651	$ 661,386

Long Term Debt, Less Current Maturities	$ 833	$ 2,291	$ 3,320	$ 2,599	$ 1,730

Cash Dividends Per Share:
Class A	$0.62	$0.62	$0.62	$0.62	$0.62
Class B	$0.64	$0.64	$0.64	$0.64	$0.64

Fiscal year 2003 net income includes $11.7 million ($0.31 per diluted share) of after-tax restructuring and other expenses.

Fiscal year 2002 net income includes an $8.2 million after-tax gain ($0.22 per diluted share) from the sale of the Company's Boesendorfer subsidiary and after-tax expenses related to restructuring of $0.3 million ($0.01 per diluted share).

Fiscal year 2001 net income was reduced by $19.7 million ($0.51 per diluted share) for after-tax restructuring and other expenses.

Fiscal year 1999 results include a $1.3 million after-tax gain ($0.03 per diluted share) on the sale of a stock investment of which the Company held a minor interest and a $2.7 million after-tax gain ($0.06 per diluted share) on the disposition of two non-core operating facilities.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net sales of $1,154,692,000 were recorded in fiscal year 2003, compared to net sales of $1,172,504,000 in fiscal 2002. Fiscal year 2003 net income was $5,594,000, or $0.15 per Class B diluted share, inclusive of after-tax restructuring and other charges totaling $11,743,000, or $0.31 per Class B diluted share. Net income and Class B diluted earnings per share for fiscal year 2002 were $34,500,000 and $0.91, respectively, including an $8,151,000, or $0.22 per Class B diluted share, gain on the sale of a piano subsidiary and after-tax restructuring expense of $317,000, or $0.01 per Class B diluted share.

Restructuring and Other Expense

In November of fiscal year 2003, an electronics facility in France was sold as committed in the June 2001 restructuring plan. With this sale, the Company has completed all actions relating to the June 2001 restructuring plan.

During the second quarter of fiscal year 2003, the Company's Board of Directors approved a restructuring plan comprised of incremental cost scaling actions to more closely align the Company's operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity within both of the Company's segments. Overall scaling actions include the consolidation of capabilities and operations, selling and/or exiting redundant facilities, aligning personnel costs and adjusting assets associated with scaling actions to their current fair values. The Company is executing the restructuring plan and expects restructuring activities to be substantially complete within 15 months of the plan inception which is three months ahead of the original schedule.

As a result of the above outlined activities, the Company incurred a pre-tax restructuring charge of $13.4 million in fiscal year 2003. Included in the fiscal year 2003 restructuring charge is $7.4 million for asset write-downs, $2.5 million for employee transition and other employee costs, and $3.5 million for plant closure and other exit costs.

Unrelated to the above described restructuring plan, in the second quarter of fiscal year 2003 the Company recorded a pre-tax charge of $8.0 million for asset impairment within the Furniture and Cabinets segment to align the carrying values of long-lived assets at the Company's veneer operations with their fair values. This charge is included on the restructuring and other line of the consolidated statements of income. (See Note 17 to the consolidated financial statements for more information regarding restructuring and other charges.)

Based on costs incurred to date and the latest cost estimates, the Company estimates total pre-tax restructuring and other costs to be approximately $25 million, as compared to the original estimate of $30 million. The decrease is primarily due to lower employee transition and other employee costs in addition to lower plant closure and other exit costs.

Management estimates that once the restructuring actions are completed, they will reduce the Company's total cost structure by approximately $20 to $25 million on an annualized pre-tax basis, with part of the savings to be redeployed into strategic initiatives designed to accelerate sales growth, and improve quality and efficiencies. As originally estimated, cost savings are being realized gradually and management expects to continue to realize additional cost savings resulting from the restructuring activities as the actions are completed. The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, successful execution of the restructuring plan, a significant change in economic conditions, loss of key customers or suppliers within specific industries, or similar unforeseen events.

Results of Operations

  2003 Discussion

Fiscal year 2003 consolidated net sales decreased 2% from a year ago as decreased sales in the Company's Furniture and Cabinets segment more than offset increased sales in the Company's Electronic Contract Assemblies segment. Fiscal year 2003 consolidated net income declined compared to the prior fiscal year as Furniture and Cabinets segment net earnings declined as compared to a year ago at a faster pace than net income in the Electronic Contract Assemblies segment increased over the prior year.

  Furniture and Cabinets Segment

Product line offerings included in the Furniture and Cabinets segment are office furniture, residential furniture and hospitality and healthcare furniture, all sold under the Company's family of brand names. Other products produced within this segment on a contract basis include television cabinets and stands, residential furniture, office furniture and retail infrastructure products. Forest products (formerly furniture components) are primarily sold to outside customers and are used in certain end products of the Company. The Company's production flexibility allows it to utilize portions of the available production capacity created by lower volumes within these product lines to support and balance increased production schedules of other product lines within this segment.

The Furniture and Cabinets segment's net sales for fiscal year 2003 declined 5% when compared to the prior fiscal year as increased sales of forest products and hospitality and healthcare furniture were offset by sales reductions in the other major product lines in the current year as well as the sale of the Boesendorfer piano subsidiary, which was sold in fiscal year 2002.

Current year net sales in the office furniture product line decreased from the sales volumes recorded in fiscal year 2002 due to an overall decline in demand within the office furniture industry. A prior year list price increase was partially offset by increased price discounting in fiscal year 2003 driven by continued pricing pressures in the soft office furniture markets. Open orders at June 30, 2003 were higher than open orders at June 30, 2002.

Hospitality and healthcare product line sales increased in fiscal year 2003 from the previous year as the industry has experienced modest growth. Sales mix of standard product offerings, which generally carry a higher margin, increased in fiscal year 2003 as compared to fiscal year 2002; however, the recent quarterly trend shows a sales mix shift towards custom product. Open orders at June 30, 2003 were higher than open orders at June 30, 2002.

Fiscal year 2003 contract manufacturing net sales declined from the prior year. Within this product line, sales of large-screen projection television cabinets produced on a contract basis remained relatively flat, while sales of contract furniture decreased when compared to the prior year. At June 30, 2003, open orders for the contract manufacturing product line were less than open orders at June 30, 2002.

Net sales in the forest products product line increased significantly in fiscal year 2003, compared to the prior year. Increased sales of lumber and veneer products more than offset the decreased sales of dimension products, which were down as a result of the Company's election to exit two wood dimension manufacturing facilities during the second quarter of fiscal year 2003. Open orders for forest products as of June 30, 2003 were higher than open orders as of June 30, 2002.

The Furniture and Cabinets segment produced a net loss in fiscal year 2003, compared to the net income realized in fiscal 2002 due to lower sales volumes and resulting operating inefficiencies. When excluding current and prior fiscal year after-tax restructuring activity and other costs of $10.1 million and $1.0 million respectively, and a prior year after-tax gain of $8.2 million associated with the sale of the piano subsidiary, the segment still recorded a net loss in the current year as compared to net income in the prior year. (See Note 17 to the consolidated financial statements for more information on restructuring and other charges.) Gross profit, as a percent of sales, decreased from fiscal 2002 primarily due to production inefficiencies caused in part by lower volume levels and higher material costs, as a percent of sales. Material costs, as a percent of net sales, increased in fiscal year 2003 compared to a year ago in part due to a fiscal year 2002 benefit from a liquidation of LIFO (last-in, first-out) inventory quantities carried at lower costs prevailing in prior years, the effect of which increased net income by approximately $1.4 million or $0.04 per Class B share. Higher material costs, as a percent of net sales, within the forest products product line in the current year were also a contributing factor to the higher segment material costs, as a percent of sales. Labor and overhead costs, as a percent of sales, increased slightly in fiscal year 2003 over the prior year as the reduction in sales outpaced labor and overhead cost reductions. Furniture and Cabinet segment fiscal year 2003 selling, general, and administrative spending decreased in absolute dollars and as a percent of net sales from the prior year reflecting the Company's efforts to align its cost structure with declining sales. Fiscal year 2003 net losses in the forest products product line, which totaled $15.4 million, or $0.40 per Class B diluted share, inclusive of $6.8 million, or $0.18 per share relating to after-tax restructuring and other charges, continue to affect overall segment profitability. However, improvement within the forest products product line is evident exclusive of restructuring and other charges as losses improved in the latter half of fiscal 2003 due to continued operating efficiency improvements, the exit of the wood dimension operations in the second quarter of fiscal 2003, and the exit of the face veneer operation early in the fourth quarter of fiscal 2003. Improvement in this product line is dependent upon the Company achieving its planned higher volume levels and associated improvements in operating efficiencies. The contract manufacturing product line produced a net loss in fiscal year 2003, which is a decline from the net income realized in fiscal year 2002 in part due to depressed and unstable demand levels in the markets it supports leading to pricing pressures and production inefficiencies.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are located on page 3.

  Electronic Contract Assemblies Segment

Net sales for fiscal year 2003 surpassed the prior year by 5% in the Electronic Contract Assemblies segment. Increased sales of electronic transportation products and industrial controls in fiscal year 2003 more than offset decreases in sales of computer related products and telecommunications components. Fiscal year 2003 sales of medical components were flat as compared to the prior year.

Due to increased sales volumes and improved operating efficiencies at certain previously underperforming manufacturing locations, fiscal year 2003 net income improved from fiscal 2002. Fiscal year 2003 income included after-tax restructuring expense of $1.8 million primarily for asset write-downs relating to the sale of the facility in California. (See Note 17 to the consolidated financial statements for more information on restructuring charges.) Gross profit, as a percent of sales, increased in fiscal year 2003 from the prior year primarily from improvements in previously underperforming manufacturing locations and associated lower labor costs as a percent of net sales. Selling, general and administrative expenses increased, as a percent of net sales, when compared to the prior fiscal year primarily due to administrative costs related to the start up of new customer programs which will not result in sales until future quarters and costs relating to the implementation of new information systems.

Included in this segment are sales to one customer, TRW Automotive, Inc., a full-service automotive supplier, which accounted for 17% and 16% of consolidated net sales in fiscal years 2003 and 2002, respectively. Sales to this customer accounted for 43% of the total sales in the Electronic Contract Assemblies segment in both fiscal years 2003 and 2002. TRW Automotive in turn sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicles, which partially mitigates the Company's exposure to a single customer.

The nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program matures and becomes established. Despite the current year improvement, this segment continues to experience margin pressures related to an overall excess capacity position in the electronics subcontracting services market and more specifically this segment's new customer and program diversification efforts.

During the second quarter of fiscal year 2002, the Company purchased an electronics manufacturing facility located in Auburn, Indiana from Siemens VDO. In the first quarter of fiscal 2003, the Company sold an electronics facility in France and in the third quarter of fiscal year 2003, the Company sold a microelectronics facility in California. The fiscal year 2003 Electronic Contract Assemblies segment operating result comparisons to fiscal year 2002 were not materially affected by the aggregate of these three actions.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased globalization, rapid technological changes, component availability, the contract nature of this industry, and the importance of sales to one customer. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are located on page 3.

  Consolidated Operations

Consolidated sales mix by business segment in fiscal 2003 shifted by three percentage points compared to the prior year. The Furniture and Cabinets segment net sales were 60% of consolidated net sales in fiscal 2003 compared to 63% of consolidated net sales in the prior year, while the Electronic Contract Assemblies segment fiscal 2003 net sales were 40% of consolidated net sales compared to 37% in the prior year. The Furniture and Cabinets segment generally carries a higher gross profit percentage and higher selling, general and administrative costs, as a percent of sales, compared to the Electronic Contract Assemblies segment.

Consolidated selling, general and administrative expenses declined in absolute dollars and as a percent of net sales in fiscal year 2003 when compared to fiscal 2002. The reduction in SG&A expenses was primarily due to management's efforts to scale the Company to reduced sales volume levels, which resulted in the exit of seven manufacturing facilities and one sales office during fiscal year 2003. SG&A expenses also declined in fiscal year 2003 due to lower incentive compensation costs, which are linked to Company profitability.

Pre-tax restructuring and other charges of $21.4 million were recorded in fiscal year 2003. (See Note 17 to the consolidated financial statements for more information on restructuring and other charges.)

Other income decreased from the prior year primarily due to a prior year pre-tax gain of $15.4 million related to the sale of the Boesendorfer subsidiary. Both interest income and interest expense declined from the prior year as a result of lower interest rates, lower average investment balances and lower outstanding balances on the Company's revolving line of credit.

The effective income tax rate decreased 20.1 percentage points in fiscal year 2003 compared to fiscal 2002 as the federal effective tax rate declined from a year ago and the state effective tax rate increased in fiscal 2003. The reduced effective tax rate is partially due to a much lower profit before income tax base coupled with relatively stable amounts of tax benefits associated with the Company's investment in tax free municipal bonds and research and development activities. In addition, tax benefits related to the donation of an idled facility and from the sale of an electronics manufacturing facility in France, both of which were restructuring activities, also reduced the fiscal year 2003 effective tax rate.

2002 Discussion

Net sales in fiscal year 2002 declined from the prior year in the Company's Furniture and Cabinets segment while net sales in the Electronic Contract Assemblies segment increased over fiscal year 2001. Net income in fiscal 2002 increased from fiscal 2001 in the Furniture and Cabinets segment including restructuring costs and the 2002 gain on the sale of a subsidiary. The Electronic Contract Assemblies segment's net income in fiscal year 2002 increased from fiscal year 2001 including operating results from a 2002 fiscal year acquisition, restructuring charges in both years and a fiscal 2001 charge for impaired goodwill unrelated to the restructuring.

  Furniture and Cabinets Segment

Product line offerings included in the Furniture and Cabinets segment are office furniture, residential furniture, hospitality and healthcare furniture, furniture and cabinets produced on a contract basis and forest products. The Company's production flexibility allows it to utilize portions of the available production capacity created by lower volumes within these product lines to support and balance increased production schedules of other product lines within this segment.

In the third quarter of fiscal year 2002, the Company sold its Boesendorfer piano subsidiary, located in Vienna, Austria, to BAWAG-Bank of Austria. Included in the Company's fiscal year 2002 consolidated statement of income is an $8.2 million after-tax gain on this sale, which increased Class B diluted earnings per share by $0.22. Proceeds from this sale were used for general corporate purposes, including funding for strategic initiatives designed to accelerate sales growth and improve operations.

The Furniture and Cabinets segment's net sales for fiscal year 2002 declined by 16% from the record sales reported in fiscal year 2001 as the Company experienced double-digit percentage sales declines in all the major product lines within this segment.

Sales in the office furniture product line decreased from the sales volumes recorded in fiscal year 2001 primarily as a result of an overall shrinking of the office furniture market. Overall price discounting increased in fiscal year 2002 from fiscal 2001 driven by increased competitive pricing pressures resulting from the continued softness in this market. Sales of casegoods, systems and seating products all declined from fiscal 2001. In fiscal 2002, the Company's office furniture sales declined by less than the industry's overall 25% decline for the same period compared to the year earlier, as reported by the Business and Institutional Furniture Manufacturer's Association (BIFMA).

Hospitality and healthcare product line sales decreased significantly in fiscal year 2002 from the previous year, which is believed to be the result of an overall decline in construction and renovations in the hospitality industry. The percentage of sales from custom-made product within this product line, which generally carries a lower margin than the Company's standard product offerings, declined in fiscal year 2002 compared to a year earlier. Open orders at June 30, 2002 were up slightly over open orders at June 30, 2001.

Fiscal year 2002 net sales in contract furniture and cabinets declined from prior year sales by a low double-digit percentage rate. Within this product line however, overall sales of large-screen projection television cabinets produced on a contract basis increased slightly over the prior year assisted partly by a price increase to one of the Company's customers in mid-fiscal 2001.

Net sales in the forest products product line decreased significantly in fiscal year 2002, compared to the prior year, driven by large decreases in sales of dimension and lumber products. Veneer sales increased in fiscal year 2002 over the same period in the prior year.

Inclusive of fiscal 2002 and 2001 after-tax restructuring charges of $1.0 million and $13.2 million, respectively, and the fiscal 2002 $8.2 million after-tax gain on the sale of the Boesendorfer piano subsidiary, Furniture and Cabinets segment net income increased to $20.4 million from $6.9 million in fiscal 2001. The after-tax restructuring charges of $1.0 million recorded in the Furniture and Cabinets segment in fiscal 2002 were primarily a result of plant consolidation costs and additional asset write-downs. Gross profit, as a percent of sales, increased from fiscal 2001 resulting from lower material and labor costs, as a percent of sales. Overhead costs, as a percent of sales, increased in fiscal year 2002 over the prior year as the reduction in sales outpaced cost reductions. Also contributing to the improved margins in this segment in fiscal year 2002, compared to the prior year, were inventory reduction initiatives that resulted in a liquidation of LIFO (last-in, first-out) inventory quantities carried at lower costs prevailing in prior years, the effect of which increased net income by approximately $1.4 million or $0.04 per Class B share. The forest products product line continued to negatively affect the profitability in this segment as fiscal 2002 bottom-line results were impacted by the significant sales volume reduction in dimension and lumber products compared to the prior year. Market conditions within the forest products product line remained very challenging based on depressed demand levels and pressures on lumber and veneer commodity prices due, in part, to excess capacity within this market.  Gross profit at the Company's projection television cabinet operation in Juarez, Mexico improved slightly in fiscal year 2002, compared to fiscal year 2001, despite a lower sales volume. This segment's selling, general and administrative (SG&A) spending in fiscal year 2002 decreased in absolute dollars but increased as a percent of sales, compared to the prior year, as sales volume declined at a faster rate than spending.

  Electronic Contract Assemblies Segment

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

Net sales for fiscal year 2002 surpassed the prior year by 12% in the Electronic Contract Assemblies segment. Excluding the Auburn facility acquisition, comparable sales in the Electronic Contract Assemblies segment increased by 2% over the previous year. Sales of electronic transportation products in fiscal 2002 increased over the prior year, even when excluding sales to this market from the new Auburn facility, which is attributed to the increase in automotive demand resulting largely from industry-wide consumer incentive programs. Sales of medical components and industrial controls in fiscal 2002 also increased over the prior year while sales of telecommunication and computer related products declined compared to fiscal 2001.  The contract electronics manufacturing industry in general has been faced with excess capacity due to the slowing economy.  The Company has not been immune and continually evaluates its operations as to the most optimum capacity and service levels by geographic region.

Net income of $13.5 million in fiscal year 2002 increased over fiscal year 2001 net income of $7.2 million, when including fiscal 2002 after-tax restructuring income of $0.6 million and fiscal 2001 after-tax restructuring expense of $4.0 million, and a fiscal 2001 after-tax charge of $1.6 million for impaired goodwill unrelated to the restructuring. Operations from the new Auburn facility contributed to the net income increase. The after-tax restructuring income of $0.6 million recorded in fiscal 2002 was related primarily to adjustments to original cost estimates. Gross profit, as a percent of sales, declined in fiscal year 2002 from the prior year, largely related to operational inefficiencies on the production of new products primarily at the Company's Poznan, Poland operation. The fiscal 2002 Auburn facility acquisition provided positive bottom-line contribution along with new product and customer diversification. Selling, general and administrative expenses in fiscal 2002 remained flat, as a percent of sales, with the prior year. Lower selling expenses, largely related to a fiscal 2001 write-down of accounts receivable associated with a financially unstable contract customer, offset increases in administrative costs and incentive compensation costs, which are linked to company profitability.

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

The nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are offset by higher profitability as the program matures and becomes established. In 2002, the Company had a higher concentration of new customer and program start-ups than in prior years due to its focused customer and program diversification efforts and capability expansion, both domestically and internationally, which reduced current year earnings.

Risk factors within this segment include increased globalization, rapid technological changes, component availability, capacity utilization given the contract nature of this industry, and the importance of established program sales to one customer. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs.

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

Other income in fiscal 2002 increased from the prior year primarily from a pre-tax gain of $15.4 million related to the sale of the Boesendorfer subsidiary. Both interest income and interest expense in fiscal 2002 declined from the prior year as a result of lower interest rates, lower average investment balances and lower outstanding balances on the Company's revolving line of credit. Fiscal year 2002 miscellaneous income was down from fiscal 2001.

The effective income tax rate, including the impact from fiscal 2002 and 2001 restructuring and other charges, decreased 5.3 percentage points in fiscal year 2002, compared to fiscal 2001. The federal effective tax rate declined from fiscal 2001, while the state effective tax rate increased in fiscal 2002, on the same comparable basis. A lower effective tax rate on the gain from the sale of Boesendorfer, resulting from a higher tax basis, favorably impacted both the federal and state effective tax rates in fiscal 2002. An overall increase in domestic tax expense and a higher percentage of foreign income in fiscal 2001 combined to increase the state effective rate in fiscal 2002 compared to the prior year.

Fiscal year 2002 net income was $34.5 million, or $0.91 per Class B diluted share, inclusive of after-tax restructuring charges of $0.3 million, or $0.01 per Class B diluted share and the $8.2 million, or $0.22 per Class B diluted share, after-tax gain on the sale of the Boesendorfer subsidiary. Fiscal year 2001 net income was $16.6 million, or $0.43 per Class B diluted share, inclusive of after-tax restructuring charges of $19.7 million, or $0.51 per Class B diluted share.

Several of the Company's principal markets remained soft during a very challenging economic time.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and short-term investments increased from $73 million at the end of fiscal year 2002 to $82 million at the end of fiscal year 2003. Net cash provided by operating activities exceeded net cash used for investing and financing activities during fiscal year 2003. Working capital at June 30, 2003 was $201 million compared to working capital of $188 million at June 30, 2002. The current ratio was 2.5 at June 30, 2003 compared to 2.1 at June 30, 2002.

Operating activities generated $57 million of cash flow in fiscal year 2003 compared to $77 million in fiscal year 2002. The Company reinvested $34 million into capital investments for the future, including manufacturing equipment and improvements to the Company's information technology systems and solutions. The Company expects to continue to invest in resources for leveraging new and improved enterprise-wide information technology systems and solutions. Investing activities also included $5 million provided by the sale of facilities and subsidiaries. Financing cash flow activities included $24 million in dividend payments, which remained flat with fiscal year 2002.

At June 30, 2003, the Company did not have any short-term borrowings outstanding under its $100 million revolving credit facility, which expires in May 2004, that allows for both issuance of letters of credit and cash borrowings. However, the Company issued $4.8 million in letters of credit against the credit facility, which reduces total availability to borrow to $95.2 million as of June 30, 2003. The Company did not have any short-term borrowings outstanding under this credit facility at June 30, 2002. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company is in compliance with these covenants at June 30, 2003. (See Note 6 to the consolidated financial statements for more information on the credit facility.)

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations and the availability of borrowing under the Company's revolving credit facility will be sufficient in fiscal year 2004 for working capital needs and for funding investments in the Company's future, including potential acquisitions. The Company's primary source of funds is its ability to generate cash from operations to meet its liquidity obligations, which could be affected by factors such as a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. The Company's secondary source of funds is its revolving credit facility, which is contingent on complying with certain debt covenants and the Company does not expect the covenants to limit or restrict its ability to borrow on the facility in fiscal year 2004. The Company anticipates maintaining a strong liquidity position for the 2004 fiscal year. The Company intends to replace the current credit facility when it expires in May 2004.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements are limited to guarantees, which are contingent on the future performance of another entity. However, these arrangements do not have a material current effect and are not reasonably likely to have a material future effect on the Company's financial condition, results of operations, liquidity, capital expenditures or capital resources. The Company does not have material exposures to trading activities of non-exchange traded contracts or transactions with related parties.

Critical Accounting Policies

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgement in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. Kimball management overlays a fundamental philosophy of valuing its assets and liabilities in an appropriately conservative manner. A summary of Kimball's significant accounting policies is disclosed in Note 1 to the consolidated financial statements. Management believes the following critical accounting policies reflect the more significant judgements and estimates used in preparation of the Company's consolidated financial statements, and are the policies that are most critical in the portrayal of the Company's financial position and results of operations. Management has discussed these critical accounting policies and estimates with the Audit Committee of the Company's Board of Directors and with the Company's independent auditors.

Revenue recognition - The Company recognizes revenue when title and risk transfer to the customer, which under the terms and conditions of the sale may occur either at the time of shipment or when the product is delivered to the customer. Service revenue is recognized as services are rendered. Guidelines regarding revenue recognition are strictly adhered to and volatility resulting from estimates or judgement is minimal.

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At June 30, 2003 and June 30, 2002 the reserve for returns and allowances was $2.8 million and $2.7 million, respectively. Over the past three years, the returns and allowances reserve has been approximately 1% to 2% of gross trade receivables.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgement is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at June 30, 2003 and 2002 was $4.9 million and $4.2 million, respectively, and over the past three years, this reserve has trended between approximately 2% and 4% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 51% and 37% of consolidated inventories in 2003 and 2002, respectively, including approximately 91% and 85% of the Furniture and Cabinets segment inventories in 2003 and 2002, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. FIFO inventory recorded on the Company's balance sheet is adjusted for excess and obsolete inventory. In general, the Company purchases materials for contract-based business from customer orders and projections, primarily in the case of long lead-time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments where minimal lot sizes, component allocation or other component procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon periodic actuarial valuations, and known or estimated future claims. The Company uses independent outside actuaries to assist in the valuation of medical reserves on an annual basis and on a bi-annual basis for workers compensation. Actuarial studies support the development of claim growth factors, including factors for incurred but not reported claims, which are then applied to the Company's actual claims history. The actuarial valuations are based on historical information along with certain assumptions about future events. The Company adjusts its reserve levels to align with these periodic independent actuarial studies. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2003 and 2002 the Company's accrued liabilities for self-insurance exposure were $4.3 million and $4.1 million, respectively, excluding amounts funded in a voluntary employees' beneficiary association (VEBA) trust.

New Accounting Standards

In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (FAS 148), Accounting for Stock-Based Compensation-Transition and Disclosure, which amends Financial Accounting Standards Board Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation.  FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of FAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and disclosure provisions of FAS 148 were effective for the Company's financial statements issued for the third quarter of fiscal year 2003.  As allowed by FAS 123, the Company follows the disclosure requirements of FAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when options are issued at fair market value.  Therefore, adoption of this statement did not have a material impact on the Company's financial position or results of operations.  Disclosures required by FAS 148 are provided under the Stock-Based Compensation heading of Note 1 to the Consolidated Financial Statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee.  FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements regarding certain guarantees and product warranties.  The recognition provisions of FIN 45 were adopted for guarantees issued or modified after December 31, 2002, and disclosure provisions were adopted as of December 31, 2002.  The Company has disclosed its guarantees and product warranties in Note 5 to the Consolidated Financial Statements.  The recognition provisions of FIN 45 did not have a material impact on the Company's financial position or results of operations.

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

The Emerging Issues Task Force (EITF) issued EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, which requires that consideration for certain sales incentives and rebates paid by a vendor to a reseller of the vendor's products be classified as a reduction of revenues, unless the vendor receives an identifiable benefit in return for the consideration and can reasonably estimate the fair value of the benefit received. The new guidance did not have a material effect on the Company's financial position or results of operations.

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

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (FAS 141), and Statement No. 142, Goodwill and Other Intangible Assets (FAS 142).  FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting.  Under FAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment.  The Company adopted FAS 142 effective July 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001.  The net income impact of adopting FAS 142 regarding goodwill and other intangibles on July 1, 2002 was less than $20,000 per quarter given the Company's immaterial amount of goodwill capitalized on its balance sheet.  The Company performed an initial impairment study during the first quarter of fiscal year 2003, and later performed an annual impairment study in the fourth quarter, and concluded that the carrying value of goodwill and intangible assets does not exceed fair value and that no impairment write-down is necessary.

 Item 7a - Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk: As of June 30, 2003 and 2002, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $31 million and $54 million respectively.  The Company classifies its short-term investments in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Available-for-sale securities are stated at market value with unrealized gains and losses being recorded net of tax related effect, if any, as a component of Share Owners' Equity.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  A hypothetical 100 basis point increase in market interest rates from levels at June 30, 2003 and 2002 would cause the fair value of these short-term investments to decline by an immaterial amount.

  Foreign Exchange Rate Risk: The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes.  The Company's risk management strategy includes the use of derivative financial statements to hedge certain foreign currency exposures.  Derivatives are used only to manage underlying exposures of the Company and are not used in a speculative manner.  Further information on derivative financial instruments is provided in Note 11 - Derivative Instruments of the Notes to Consolidated Financial Statements in Item 8.  The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates relative to its financial instruments would not affect the consolidated operating results of the Company by a material amount.

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

The Company maintains a system of internal and disclosure controls intended to provide reasonable assurance that assets are safeguarded from loss or material misuse, transactions are authorized and recorded properly, and that the accounting records may be relied upon for the preparation of the financial statements.  This system is tested and evaluated regularly for adherence and effectiveness by the Company's staff of internal auditors, as well as the independent auditors in connection with their annual audit.

The Audit Committee of the Board of Directors, which is comprised of directors who are not employees of the Company, meets regularly with management, the internal auditors and the independent auditors to review the Company's financial policies and procedures, its internal control structure, the objectivity of its financial reporting, and the independence of the Company's independent auditors.  The internal auditors and the independent auditors have free and direct access to the Audit Committee, and they meet periodically, without management present, to discuss appropriate matters.

/s/ Douglas A. Habig

DOUGLAS A. HABIG Chairman of the Board, Chief Executive Officer

/s/ James C. Thyen

JAMES C. THYEN President

/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Share Owners of Kimball International, Inc.

We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of income, share owners' equity and cash flows for the years then ended.  Our audits also included the 2003 and 2002 financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  The consolidated financial statements and financial statement schedules as of June 30, 2001, and for the year then ended were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 financial statement schedules, when considered in relation to the 2001 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated August 1, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the 2003 and 2002 financial statement schedules, when considered in relation to the basic 2003 and 2002 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP Indianapolis, Indiana July 31, 2003

REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.  IN ACCORDANCE WITH NEW SEC REGULATIONS, ITEM 14 REFERENCED BELOW IS NOW ITEM 15.

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

/s/ Arthur Andersen LLP

Arthur Andersen LLP Chicago, Illinois August 1, 2001

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	June 30, 2003	June 30, 2002

Assets
Current Assets:
Cash and cash equivalents	$ 51,291	$ 18,662
Short-term investments	30,729	53,919
Receivables, less allowances of $6,276 and $5,515, respectively	126,585	150,836
Inventories	87,299	100,632
Other	42,523	40,108

Total current assets	338,427	364,157

Property and Equipment, net of accumulated depreciation of $351,430 and $347,463, respectively	198,981	236,176
Capitalized Software, net of accumulated amortization of $29,128 and $28,049, respectively	42,376	38,968
Other Assets	35,860	34,811

Total Assets	$615,644	$674,112

Liabilities and Share Owners' Equity
Current Liabilities:
Current maturities of long-term debt	$ 1,340	$ 611
Accounts payable	79,349	104,547
Dividends payable	6,023	6,015
Accrued expenses	50,342	62,176
Accrued restructuring	592	2,624

Total current liabilities	137,646	175,973

Other Liabilities:
Long-term debt, less current maturities	833	2,291
Deferred income taxes and other	41,749	43,360

Total other liabilities	42,582	45,651

Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized 49,826,000 in 2003 and 2002 Shares issued 14,368,000 in 2003 and 2002	718	718
Class B - Shares authorized 100,000,000 in 2003 and 2002 Shares issued 28,657,000 in 2003 and 2002	1,433	1,433
Additional paid-in capital	7,107	7,752
Retained earnings	505,925	524,418
Accumulated other comprehensive income	1,283	604
Less: Treasury stock, at cost:
Class A - 589,000 shares (545,000 in 2002)	(9,351)	(8,824)
Class B - 4,360,000 shares (4,454,000 in 2002)	(71,699)	(73,613)

Total Share Owners' Equity	435,416	452,488

Total Liabilities and Share Owners' Equity	$615,644	$674,112

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30

	2003	2002	2001

Net Sales	$1,154,692	$1,172,504	$1,261,171

Cost of Sales	904,879	903,666	968,918

Gross Profit	249,813	268,838	292,253

Selling, General and Administrative Expenses	228,510	237,512	243,843

Restructuring and Other Expense	21,389	897	27,695

Operating (Loss) Income	(86)	30,429	20,715

Other Income (Expense): Interest expense	(179)	(329)	(1,441)
Interest income	1,981	2,460	3,026
Other, net	4,717	19,045	4,621

Other income, net	6,519	21,176	6,206

Income Before Taxes on Income	6,433	51,605	26,921

Provision for Income Taxes	839	17,105	10,338

Net Income	$ 5,594	$ 34,500	$ 16,583

Earnings Per Share of Common Stock Basic:
Class A	$0.13	$0.89	$0.41
Class B	$0.15	$0.91	$0.43
Diluted:
Class A	$0.13	$0.89	$0.41
Class B	$0.15	$0.91	$0.43

Average Number of Shares Outstanding Basic:
Class A	13,786	13,979	14,141
Class B	24,278	24,059	24,952
Totals	38,064	38,038	39,093
Diluted:
Class A	13,786	13,979	14,141
Class B	24,299	24,089	25,010
Totals	38,085	38,068	39,151

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	Year Ended June 30

	2003	2002	2001

Cash Flows From Operating Activities:
Net income	$ 5,594	$ 34,500	$ 16,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,800	46,852	47,652
(Gain)/Loss on sales of assets, facilities and subsidiaries	217	(8,338)	(632)
Restructuring and other	15,340	(2,268)	27,040
Deferred income tax and other deferred charges	(2,007)	5,059	(2,301)
Change in current assets and liabilities:
Receivables	22,302	(4,994)	30,914
Inventories	11,483	10,116	(623)
Other current assets	(3,157)	809	2,900
Accounts payable	(24,900)	3,213	(827)
Accrued expenses	(12,117)	1,313	(18,411)
Transfer of funds to trusteed retirement plan portfolio	--	(9,073)	--

Net cash provided by operating activities	56,555	77,189	102,295

Cash Flows From Investing Activities:
Capital expenditures	(21,989)	(37,995)	(46,778)
Proceeds from sales of assets	5,645	1,976	3,130
Proceeds from sales of facilities/subsidiaries	5,381	20,238	--
Purchase of capitalized software and other assets	(12,498)	(17,952)	(12,482)
Purchases of available-for-sale securities	(26,101)	(45,543)	(56,316)
Sales and maturities of available-for-sale securities	49,174	60,326	68,433

Net cash used for investing activities	(388)	(18,950)	(44,013)

Cash Flows From Financing Activities:
Net change in short-term borrowings	--	(26,254)	(8,486)
Net change in long-term debt	(98)	(1,101)	856
Acquisition of treasury stock	--	(26)	(20,447)
Dividends paid to share owners	(24,079)	(24,054)	(24,842)
Proceeds from exercise of stock options	--	269	654
Other, net	477	299	117

Net cash used for financing activities	(23,700)	(50,867)	(52,148)

Effect of Exchange Rate Change on Cash and Cash Equivalents	162	53	(120)

Net Increase in Cash and Cash Equivalents	32,629	7,425	6,014

Cash and Cash Equivalents at Beginning of Year	18,662	11,237	5,223

Cash and Cash Equivalents at End of Year	$ 51,291	$ 18,662	$ 11,237

Total Cash, Cash Equivalents and Short-Term Investments:
Cash and cash equivalents	$ 51,291	$ 18,662	$ 11,237
Short-term investments	30,729	53,919	68,746

Totals	$ 82,020	$ 72,581	$ 79,983

See Notes to Consolidated Financial Statements
30

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY
(Amounts in Thousands, Except for Share Data)
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total Share Owners'
	Class A	Class B	Capital	Earnings	Income	Stock	Equity

Amounts at June 30, 2000	$ 722	$1,429	$8,056	$522,041	$ 326	$(64,047)	$468,527
Comprehensive income:
Net income				16,583			16,583
Net change in unrealized gains and losses on securities					1,143		1,143
Foreign currency translation adjustment					(33)		(33)

Comprehensive income							17,693

Treasury stock activity (1,332,000 shares)			57			(19,942)	(19,885)
Net conversions of shares of Class A and Class B common stock (51,000 shares)	(2)	2	375			(375)	--
Exercise of stock options (83,000 shares)			(356)			1,088	732
Cash dividends:
Class A ($0.62 per share)				(8,761)			(8,761)
Class B ($0.64 per share)				(15,882)			(15,882)

Amounts at June 30, 2001	$ 720	$1,431	$8,132	$513,981	$1,436	$(83,276)	$442,424
Comprehensive income:
Net income				34,500			34,500
Net change in unrealized gains and losses on securities					(28)		(28)
Foreign currency translation adjustment					(833)		(833)
Net change in derivative gains and losses					29		29

Comprehensive income							33,668

Treasury stock activity (3,000 shares)			(58)			(67)	(125)
Net conversions of shares of Class A and Class B common stock (32,000 shares)	(2)	2	(231)			231	--
Exercise of stock options and performance share issuance (46,000 shares)			(91)			675	584
Cash dividends:
Class A ($0.62 per share)				(8,652)			(8,652)
Class B ($0.64 per share)				(15,411)			(15,411)

Amounts at June 30, 2002	$ 718	$1,433	$7,752	$524,418	$ 604	$(82,437)	$452,488
Comprehensive income:
Net income				5,594			5,594
Net change in unrealized gains and losses on securities					(77)		(77)
Foreign currency translation adjustment					1,116		1,116
Net change in derivative gains and losses					(360)		(360)

Comprehensive income							6,273

Treasury stock activity (24,000 shares)			(119)			457	338
Net exchanges of shares of Class A and Class B common stock (44,000 shares)			(411)			411	--
Performance share issuance (26,000 shares)			(115)			519	404
Cash dividends:
Class A ($0.62 per share)				(8,548)			(8,548)
Class B ($0.64 per share)				(15,539)			(15,539)

Amounts at June 30, 2003	$ 718	$1,433	$7,107	$505,925	$1,283	$(81,050)	$435,416

See Notes to Consolidated Financial Statements
31

KIMBALL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies

  Principles of Consolidation: The consolidated financial statements include the accounts of all domestic and foreign subsidiaries.  All significant intercompany balances and transactions have been eliminated in the consolidation.

  Revenue Recognition: Revenue from product sales is recognized when title and risk transfer to the customer, which under the terms and conditions of the sale, may occur either at the time of shipment or when the product is delivered to the customer.  Service revenue is recognized as services are rendered.  Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sale, resulting in a reduction of revenue.  An allowance for doubtful accounts is recorded based upon the estimated collectibility of receivables, and results in an increase in selling expenses.

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

  Cash, Cash Equivalents and Short-Term Investments: Cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the time of acquisition.  Cash equivalents are stated at cost, which approximates market value.  Short-term investments are cash investments, primarily municipal bonds and U.S. Government securities with maturities exceeding three months at the time of acquisition.  Available-for-sale securities are stated at market value, with unrealized gains and losses excluded from net income and recorded net of related tax effect in Accumulated Other Comprehensive Income, as a component of Share Owners' Equity.

  Inventories: Inventories are stated at the lower of cost or market value.  Cost includes material, labor and applicable manufacturing overhead and is determined using the last-in, first-out (LIFO) method for approximately 51% and 37% of consolidated inventories in 2003 and 2002, respectively.  Cost of the remaining inventories is determined using the first-in, first-out (FIFO) method.  FIFO inventory recorded on the Company's balance sheet is adjusted for excess and obsolete inventory.

  Property, Equipment and Depreciation: Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided over the estimated useful life of the assets using the straight-line method for financial reporting purposes.  Maintenance, repairs and minor renewals and betterments are expensed; major improvements are capitalized.

  Impairment of Long-Lived Assets: The Company performs reviews for impairment of long-lived assets, such as property and equipment, goodwill and purchased intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Goodwill and intangible assets are tested for potential impairment at least annually.  An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.  When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.

  Goodwill and Purchased Intangible Assets: In conjunction with the implementation of Statement of Financial Accounting Standards No. 142 (FAS 142), goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill or indefinite life intangible assets to become impaired.  Neither the initial impairment test performed upon the adoption of FAS 142, nor the annual impairment study resulted in impairment. Other purchased intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 8 years.  The Company has no intangible assets with indefinite useful lives.  Purchased intangible assets consist primarily of licenses and rights to produce and sell certain products.  At June 30, 2003 and 2002, the Company had, in thousands, $2,166 of goodwill.  In addition, purchased intangible assets net of accumulated amortization totaled, in thousands, $678 and $1,419 at June 30, 2003 and 2002, respectively.  During fiscal year 2003, and 2002, the Company recorded , in thousands, $741 and $733 of amortization expense on intangible assets, respectively.  The Company estimates intangible amortization expense to be, in thousands,  $361, $136, $136, $44 and $0 for each of the 5 years ending June 30, 2008, respectively.

  Capitalized Software:  Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from 2 to 7 years.  Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.  During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project.  Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing.  Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.

  Research and Development: The costs of research and development are expensed as incurred.  These costs were approximately, in millions, $17.6 in 2003, $15.1 in 2002, and $14.5 in 2001.

  Insurance and Self-insurance: The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements.  The Company's policy is to estimate reserves based upon periodic actuarial valuations, and known or estimated future claims.  The Company uses independent outside actuaries to assist in the valuation of medical reserves on an annual basis and on a bi-annual basis for workers' compensation.  Actuarial studies support the development of claim growth factors, including factors for incurred but not reported claims, which are then applied to the Company's actual claims history.  The actuarial valuations are based on historical information along with certain assumptions about future events.  The Company adjusts its reserve levels to align with these periodic independent actuarial studies.

The Company carries external medical and disability insurance coverage for approximately 43% of its workforce not covered by self-insured plans.  The Company also carries stop-loss insurance coverage to mitigate severe losses under external and self-insured plans.  Insurance benefits are not provided to retired employees.

  Income Taxes: Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States.  If remitted, the additional United States taxes paid would not be material.

  Off-Balance Sheet Risk and Concentration of Credit Risk: The Company engages in financing arrangements with customers on a limited basis and has business and credit risks concentrated in the transportation, computer, telecommunications, consumer electronics and furniture industries.  One customer, TRW Automotive, Inc., represented 18% and 26% of consolidated accounts receivable at June 30, 2003 and 2002, respectively.  The Company currently does not foresee a credit risk associated with these receivables.  The Company's off-balance sheet arrangements are limited to guarantees which are contingent on the future performance of another entity as described in Note 5.  The Company has no investments in or relationships with variable interest entities.

  Foreign Currency Translation: The Company uses the U.S. dollar predominately as its functional currency.  Foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary assets and liabilities (primarily property and equipment) and equity, which are remeasured at historical exchange rates.  Revenue and expenses are remeasured at the weighted average exchange rate during the year, except for expenses related to nonmonetary assets and liabilities, which are remeasured at historical exchange rates.  Gains and losses from foreign currency remeasurement are included in net income.  Certain foreign subsidiaries designate the local currency as their functional currency and include translation gains and losses in Accumulated Other Comprehensive Income, as a component of Share Owners' Equity.

  Derivative Instruments and Hedging Activities:  Derivative financial instruments are recognized on the balance sheet as either assets or liabilities and are measured at fair value.  Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction.  Gains and losses on derivative instruments reported in Accumulated Other Comprehensive Income are subsequently included in earnings in the periods in which earnings are affected by the hedged item.  The Company's use of derivatives is generally limited to forward purchases of foreign currency to manage exposure to the variability of cash flows, primarily related to the foreign exchange rate risks inherent in forecasted transactions denominated in foreign currency.  Derivative financial instruments did not have a material effect on the Company's financial position or results of operations.

  Reclassifications:  Certain prior year amounts have been reclassified to conform with the current year presentation.

  Stock-Based Compensation: The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options is recognized in income.  The Company does recognize expense associated with performance shares, which compensates employees with common stock when certain performance objectives are attained.  The Company's stock-based employee compensation plans are described in Note 8.  The Company has adopted the disclosure provisions of FASB Statement 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended June 30
	2003	2002	2001

(Amounts in Thousands, Except for Per Share Data)
Net Income, as reported	$5,594	$34,500	$16,583
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	159	246	218
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,003	3,046	3,292

Pro forma net income	$3,750	$31,700	$13,509

Earnings per share:
As reported:
Basic:
Class A	$0.13	$0.89	$0.41
Class B	$0.15	$0.91	$0.43
Diluted:
Class A	$0.13	$0.89	$0.41
Class B	$0.15	$0.91	$0.43

Pro Forma:
Basic:
Class A	$0.09	$0.82	$0.33
Class B	$0.11	$0.84	$0.35
Diluted:
Class A	$0.09	$0.82	$0.33
Class B	$0.11	$0.84	$0.35

The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: historical volatility of 43.8% in 2003, 40.6% in 2002 and 38.2% in 2001; risk-free interest rates of 4.0% in 2003, 4.8% in 2002 and 6.1% in 2001; historical average dividend growth of 5.6% in 2003, 5.3% in 2002, and 4.7% in 2001; and an estimated stock option life of 7.5 years for 2003, 6.0 years for 2002 and 4.0 years for 2001.  The volatility and dividend growth are based on historical trends and should not be construed as a guarantee of actual future trends.  Using these assumptions, the weighted average fair value at date of grant for options granted during the years ended June 30, 2003, 2002 and 2001 was $4.24, $4.30 and $4.38 per option, respectively.

  New Accounting Standards: In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (FAS 148), Accounting for Stock-Based Compensation-Transition and Disclosure, which amends Financial Accounting Standards Board Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation.  FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of FAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and disclosure provisions of FAS 148 were effective for the Company's financial statements issued for the third quarter of fiscal year 2003.  As allowed by FAS 123, the Company follows the disclosure requirements of FAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when options are issued at fair market value.  Therefore, adoption of this statement did not have a material impact on the Company's financial position or results of operations.  Disclosures required by FAS 148 are provided under the Stock-Based Compensation heading of Note 1.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee.  FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements regarding certain guarantees and product warranties.  The recognition provisions of FIN 45 were adopted for guarantees issued or modified after December 31, 2002, and disclosure provisions were adopted as of December 31, 2002.  The Company has disclosed its guarantees and product warranties in Note 5.  The recognition provisions of FIN 45 did not have a material impact on the Company's financial position or results of operations.

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

The Emerging Issues Task Force (EITF) issued EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, which requires that consideration for certain sales incentives and rebates paid by a vendor to a reseller of the vendor's products be classified as a reduction of revenues, unless the vendor receives an identifiable benefit in return for the consideration and can reasonably estimate the fair value of the benefit received. The new guidance did not have a material effect on the Company's financial position or results of operations.

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

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (FAS 141), and Statement No. 142, Goodwill and Other Intangible Assets (FAS 142).  FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting.  Under FAS 142, amortization of goodwill will cease and the goodwill carrying values will be tested periodically for impairment.  The Company adopted FAS 142 effective July 1, 2002 for goodwill and intangible assets acquired prior to July 1, 2001.  The net income impact of adopting FAS 142 regarding goodwill and other intangibles on July 1, 2002 was less than $20,000 per quarter given the Company's immaterial amount of goodwill capitalized on its balance sheet.  The Company performed an initial impairment study during the first quarter of fiscal year 2003, and later performed an annual impairment study in the fourth quarter, and concluded that the carrying value of goodwill and intangible assets does not exceed fair value and that no impairment write-down is necessary.

Note 2    Acquisitions and Dispositions

Acquisitions of Subsidiaries:

In the second quarter of fiscal year 2002, the Company announced it had purchased a manufacturing facility located in Auburn, Indiana.  The Company assumed ownership of the facility, most of the equipment and retained a large portion of the workforce.  With the acquisition, the Company began to produce an electronics module for an automotive passenger safety system and a line of small engine ignition products.  The acquisition was financed with available cash on hand.  The new facility is not a significant subsidiary, and accordingly, pro forma results of operations have not been provided.

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

Disposition of Subsidiaries:

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

The Company sold its Boesendorfer piano subsidiary, located in Vienna, Austria, to BAWAG-Bank of Austria during the third quarter of fiscal year 2002.  Included in the fiscal year 2002 Consolidated Statement of Income is an $8.2 million after-tax gain on the sale of the subsidiary, which increased earnings per diluted share by $0.22.  The pre-tax gain recognized in Other-net was $15.4 million.  Indirect expenses relating to the sale recognized in Selling, General and Administrative Expense amounted to $5.3 million.  Income taxes amounted to $1.9 million.  The facility was not a significant subsidiary, and accordingly, pro forma results of operations have not been provided.

Note 3    Inventories

Inventories are valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 51% and 37% of consolidated inventories in 2003 and 2002, respectively, including approximately 91% and 85% of the Furniture and Cabinets segment inventories in 2003 and 2002, respectively.  The Electronic Contract Assemblies segment inventories and the remaining inventories in the Furniture and Cabinets segment are valued using the lower of first-in, first-out (FIFO) cost or market value.

Had the FIFO method been used for all inventories, net income would have been $0.9 million higher in 2003, $1.5 million lower in 2002, and $0.3 million lower in 2001.  Additionally, inventories would have been, in millions, $21.0 and $19.3 higher at June 30, 2003 and 2002, respectively, if the FIFO method had been used.  Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased net income by $0.1 million in 2003, $1.4 million in 2002, and $0.7 million in 2001.

Inventory components at June 30 are as follows:

	2003	2002

(Amounts in Thousands)
Finished products	$29,639	$ 26,211
Work-in-process	14,709	12,137
Raw materials	42,951	62,284

Total inventory	$87,299	$100,632

Note 4    Property and Equipment

Major classes of property and equipment at June 30 consist of the following:

	2003	2002

(Amounts in Thousands)
Land	$ 8,696	$ 10,400
Buildings and improvements	191,447	196,591
Machinery and equipment	342,269	367,691
Construction-in-progress	7,999	8,957

Total	$550,411	$583,639
Less: Accumulated depreciation	(351,430)	(347,463)

Property and equipment, net	$198,981	$236,176

The useful lives used in computing depreciation are based on the Company's estimate of the service life of the classes of property, as follows:

Years

Buildings and improvements	5 to 50
Machinery and equipment	2 to 20
Leasehold improvements	Life of Lease

Depreciation and amortization of property and equipment, including asset write-downs associated with the Company's restructuring plans, totaled, in millions, $46.7 for 2003, $39.3 for 2002, and $46.9 for 2001.

Note 5    Commitments and Contingent Liabilities

Leases:

Operating leases for certain office, showroom, warehouse and manufacturing facilities, land and equipment, which expire from fiscal year 2004 to 2030, contain provisions under which minimum annual lease payments are, in millions, $6.4, $5.7, $3.9, $3.1, and $2.3 for the five years ended June 30, 2008, respectively, and aggregate $2.5 million from fiscal year 2009 to the expiration of the leases in fiscal year 2030.  The Company is obligated under certain real estate leases to maintain the properties and pay real estate taxes.  Total rental expenses amounted to, in millions, $5.6, $7.1, and $5.6 in 2003, 2002 and 2001, respectively.

Guarantees:

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

As of June 30, 2003, the Company has guarantees issued which are contingent on the future performance of another entity.  The guarantees include customer lease financing with recourse, whereby the Company may become liable to a third party leasing company if the customer defaults on their lease, and guarantees of third party dealer facility leases, whereby the Company may become liable if the dealer defaults on a lease.  The maximum potential liability and carrying amount recorded for these guarantees is immaterial to the Company's financial position and results of operations.

Product Warranties:

The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered.  Management may refine the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual during fiscal year 2003 were as follows:

(Amounts in thousands)	Product Warranty Liability

Balance as of July 1, 2002	$ 6,156
Accrual for warranties issued	1,823
Accruals related to pre-existing warranties (including changes in estimates)	(472)
Settlements made (in cash or in kind)	(2,496)

Balance as of June 30, 2003	$ 5,011

Note 6    Long-Term Debt and Credit Facility

Long-term debt is principally obligations under long-term capitalized leases.  Aggregate maturities of long-term debt for the next five years are, in thousands, $1,340, $448, $38, $8, and $9, respectively, and aggregate $330 thereafter.  Interest rates range from 0.0% to 9.25%.  Interest paid was immaterial in each of the three years ending June 30, 2003.  Based upon borrowing rates currently available to the Company, the fair value of the Company's debt approximates the carrying value.

The Company maintains a five year revolving credit facility which expires in May 2004 and provides for up to $100 million in borrowings.  The Company uses this facility for acquisitions and general corporate purposes.  A commitment fee is payable on the unused portion of the credit facility.  The interest rate applicable to borrowings under the agreement is based on the London Interbank Offered Rate (LIBOR) plus a margin.  The Company is in compliance with debt covenants requiring it to maintain certain debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions.  At June 30, 2003 and 2002, the Company had no short-term borrowings outstanding under this facility.  However, the Company issued $4.8 million in letters of credit against the credit facility, which reduces total availability to borrow to $95.2 million as of June 30, 2003. The Company intends to replace the current credit facility when it expires in May 2004.

Note 7    Retirement Plans

The Company has a trusteed defined contribution retirement plan in effect for substantially all domestic employees meeting the eligibility requirements. The plan includes a 401(k) feature, thereby permitting participants to make additional voluntary contributions on a pre-tax basis.  Payments by the Company to the trusteed plan have a five year vesting schedule and are held for the sole benefit of participants.

The Company maintains a supplemental employee retirement plan (SERP) for executive employees which enable them to defer cash compensation on a pre-tax basis in excess of IRS limitations.  The SERP is structured as a rabbi trust and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.

Company contributions are based on a percent of net income as defined in the plans; the percent of contribution is determined by the Board of Directors up to specific maximum limits.  Total contributions to the retirement plans for 2003, 2002 and 2001 were approximately, in millions, $2.5, $6.1, and $5.0, respectively.

Employees of certain foreign subsidiaries are covered by local pension or retirement plans.  Annual expense and accumulated benefits of these foreign plans are not material to the consolidated financial statements.

Note 8    Stock Options

On June 11, 1996, the Board of Directors adopted the 1996 Stock Incentive Program, which was approved by the Company's Share Owners on October 22, 1996.  Under this plan, 4,200,000 shares of Class B Common Stock were reserved, in addition to approximately 2.8 million remaining shares carried forward from a pre-existing plan, for incentive stock options, nonqualified stock options, stock appreciation rights, and performance share awards available for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees.  The 1996 Stock Incentive Program is a ten year plan.  The number of employees participating in the program was 250 in fiscal year 2003 and 2002, and 270 in fiscal year 2001.

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

Stock options are priced at the fair market value of the stock at the date of grant.  Options granted under the plans generally are exercisable from six months to two years after the date of grant and expire five to ten years after the date of grant.  Stock options are forfeited when employment terminates, except in case of retirement, death or permanent disability.  The Company has elected to continue to follow the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations; accordingly, no compensation cost has been reflected in the financial statements for its stock options.  See Note 1 for the pro forma net income effect if compensation cost of stock options had been recognized in the financial statements.

Stock option transactions are as follows:

	Number of Shares	Weighted Average Exercise Price

Options outstanding June 30, 2000	1,936,556	$18.07

Granted	816,401	16.10
Exercised	(253,633)	13.16
Forfeited	(219,074)	18.87
Expired	(112,134)	13.27
Options outstanding June 30, 2001	2,168,116	18.07

Granted	1,152,045	15.22
Exercised	(85,389)	13.77
Forfeited	(212,784)	17.20
Expired	(78,272)	13.90
Options outstanding June 30, 2002	2,943,716	17.26

Granted	841,319	15.06
Exercised	--	--
Forfeited	(466,093)	16.96
Expired	(305,306)	21.81
Options outstanding June 30, 2003	3,013,636	$16.23

Shares available for future issuance	4,148,178

Following is a status of options outstanding at June 30, 2003:

	Outstanding Options			Exercisable Options

Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$11.00-$16.00	1,797,932	9 years	$15.14	26,991	$14.74
$16.00-$20.00	1,167,704	4 years	17.66	1,149,261	17.63
$20.00-$24.00	48,000	4 years	21.83	48,000	21.83

Total	3,013,636	7 years	$16.23	1,224,252	$17.73

Note 9    Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Income tax benefits associated with net operating losses expire from fiscal year 2007 to 2023.  A valuation reserve was provided as of June 30, 2003 for deferred tax assets relating to foreign net operating losses.

The components of the deferred tax assets and liabilities as of June 30, 2003 and 2002, are as follows:

	2003	2002

(Amounts in Thousands)
Deferred Tax Assets:
Receivables	$ 3,650	$ 2,630
Inventory	5,350	6,500
Employee benefits	7,375	7,387
Other current liabilities	4,336	7,063
Restructuring	230	470
Goodwill	1,076	2,672
Charitable contribution carryforward	918	--
Miscellaneous	1,723	487
Net operating loss carryforward	3,342	1,115
Valuation Allowance	(45)	--

Total asset	$27,955	$28,324

Deferred Tax Liabilities:
Property & equipment	$19,105	$20,109
Capitalized software	4,224	5,068
Miscellaneous	805	1,074

Total liability	$24,134	$26,251

The components of income before taxes on income are as follows:

	Year Ended June 30

	2003	2002	2001

(Amounts in Thousands)
United States	$2,457	$50,784	$22,536
Foreign	3,976	821	4,385

Total income before income taxes	$6,433	$51,605	$26,921

The provision for income taxes is composed of the following items:

	Year Ended June 30

	2003	2002	2001

(Amounts in Thousands)
Currently Payable:
Federal	$ 209	$ 9,739	$ 8,559
Foreign	1,507	1,303	2,562
State	871	1,948	2,476

Total current	2,587	12,990	13,597

Deferred Taxes	(1,748)	4,115	(3,259)

Total provision for income taxes	$ 839	$17,105	$10,338

A reconciliation of the statutory U.S. income tax rate to the Company's effective income tax rate follows:

	Year Ended June 30

	2003		2002		2001

	Amount	%	Amount	%	Amount	%
(Amounts in Thousands)
Tax computed at statutory rate	$2,252	35.0%	$18,062	35.0%	$ 9,422	35.0%
State income taxes, net of federal income tax benefit	301	4.7	1,895	3.7	889	3.3
Foreign tax effect	(166)	(2.6)	(100)	(0.2)	1,027	3.8
Capital loss benefit	--	--	--	--	(199)	(0.7)
Tax-exempt interest income	(488)	(7.6)	(787)	(1.5)	(1,027)	(3.8)
Non-deductible goodwill	--	--	--	--	941	3.5
Sale of subsidiary	(124)	(1.9)	(1,868)	(3.6)	--	--
Donation of appreciated assets	(686)	(10.7)	--	--	--	--
Other - net	(250)	(3.9)	(97)	(0.3)	(715)	(2.7)

Total provision for income taxes	$ 839	13.0%	$17,105	33.1%	$10,338	38.4%

Cash payments for income taxes, net of refunds, were in thousands, $8,251, $4,665 and $17,413 in 2003, 2002 and 2001, respectively.

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

Owners of Class B Common Stock are entitled to elect, as a class, one member of the Company's Board of Directors.  In addition, owners of Class B Common Stock are entitled to full voting powers, as a class, with respect to any consolidation, merger, sale, lease, exchange, mortgage, pledge, or other disposition of all or substantially all of the Company's fixed assets, or dissolution of the Company.  Otherwise, except as provided by statute with respect to certain amendments to the Articles of Incorporation, the owners of Class B Common Stock have no voting rights, and the entire voting power is vested in the Class A Common Stock, which has one vote per share.  The Habig families own directly or share voting power in excess of 50% of the Class A Common Stock of Kimball International, Inc.  The owner of a share of Class A Common Stock may, at their option, convert such share into one share of Class B Common Stock at any time.

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

Note 11    Derivative Instruments

The Company operates internationally and is therefore exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments to hedge certain foreign currency exposures. Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated. Derivative instruments are only utilized to manage underlying exposures that arise from the Company's business operations and are not used for speculative purposes. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, the degree to which the underlying exposure is committed to, and the availability, effectiveness and cost of derivative instruments.

The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. As of June 30, 2003 and 2002, the maximum length of time the Company had hedged its exposure to the variability in future cash flows was 11 and 4 months, respectively. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income, a component of Share Owners' Equity, and are subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other income or expense immediately.

The fair value of derivative financial instruments recorded on the balance sheet as of June 30, 2003 and 2002 was, in thousands, $89 and $29, recorded in other current assets, and $574 and $0, recorded in other current liabilities, respectively. Derivative gains, on a pre-tax basis, were, in thousands, $30, $33 and $0, in fiscal year 2003, 2002, and 2001, respectively. The Company estimates that $0.5 million of pre-tax derivative losses deferred in accumulated other comprehensive income will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next fiscal year ending June 30, 2004.

Note 12    Short-Term Investments

The Company's short-term investment portfolio consists of available-for-sale securities, primarily government and municipal obligations.  These securities are reported at fair value, which is estimated based upon the quoted market values of those, or similar instruments.  Carrying costs reflect the original purchase price, with discounts and premiums amortized over the life of the security.

Fair values and carrying costs of available-for-sale securities were, in thousands, $30,729 and $29,880 at June 30, 2003, compared to $53,919, and $52,952 at June 30, 2002, respectively.  Unrealized holding gains and losses at June 30, 2003 were, in thousands, $851 and ($2), compared to $967 and $0 at June 30, 2002, respectively.  All available-for-sale securities mature within a five year period.

Proceeds from sales of available-for-sale securities were, in thousands, $23,455 and $19,870 for the years ended June 30, 2003 and 2002, respectively.  Gross realized gains and losses on the sale of available-for-sale securities at June 30, 2003 were, in thousands, $414 and ($6) respectively, compared to gross realized gains and losses of, in thousands, $363 and ($8) respectively, at June 30, 2002.  The cost was determined on each individual security in computing the realized gains and losses.

The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees which holds investments of $8.7 million and $8.8 million at June 30, 2003 and 2002, respectively.  The SERP is structured as a rabbi trust and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.  The Company recognizes SERP assets on the balance sheet at current fair value.  A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants.  The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income.  Adjustments made to revalue the SERP liability are also recognized in income, and exactly offset valuation adjustments on SERP investment assets.  The change in net unrealized holding gains and losses at June 30, 2003 and 2002 was, in thousands, ($229) and ($398), respectively.

Note 13    Accrued Expenses

Accrued expenses at June 30 consist of:

	June 30

	2003	2002

(Amounts in Thousands)
Taxes	$ 7,350	$ 7,309
Compensation	20,270	22,494
Retirement plan	2,370	6,117
Other expenses	20,352	26,256

Total accrued expenses	$50,342	$62,176

Note 14   Segment and Geographic Area Information

Management organizes the Company into segments based upon differences in products and services offered in each segment.  The segments and their principal products and services are as follows:

The Furniture and Cabinets segment manufactures furniture for the office, residential, and hospitality and healthcare industries, all sold under the Company's family of brand names.  Other products produced by the Furniture and Cabinets segment on a contract basis include television cabinets and stands, residential furniture, retail infrastructure products and forest products.  Forest products are primarily sold to outside customers and are used in certain end products of the Company.  Intersegment sales are insignificant.

The Electronic Contract Assemblies segment provides engineering and manufacturing services to a variety of industries on a global scale.  Intersegment sales are insignificant.  Included in the Electronic Contract Assemblies segment are sales to one customer, TRW Automotive, Inc., totaling in millions, $196.7, $185.7 and $192.2 in 2003, 2002 and 2001, respectively, representing 17%, 16% and 15% of consolidated net sales.

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

	2003

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$697,651	$456,719	$ 322	$1,154,692
Depreciation and Amortization	32,516	11,284	--	43,800
Interest Income	--	--	1,981	1,981
Interest Expense	116	15	48	179
Taxes on Income	(10,208)	9,541	1,506	839
Net Income (1)	(14,396)	16,470	3,520	5,594
Total Assets	347,379	186,266	81,999	615,644
Capital Expenditures	13,368	8,621	--	21,989

	2002

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$736,187	$436,248	$ 69	$1,172,504
Depreciation and Amortization	29,664	17,188	--	46,852
Interest Income	--	--	2,460	2,460
Interest Expense	235	5	89	329
Taxes on Income	9,706	8,291	(892)	17,105
Net Income (2)(3)	20,435	13,496	569	34,500
Total Assets	364,307	229,385	80,420	674,112
Capital Expenditures	12,022	25,973	--	37,995

	2001

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$871,835	$389,252	$ 84	$1,261,171
Depreciation and Amortization	35,064	12,588	--	47,652
Interest Income	--	--	3,026	3,026
Interest Expense	283	12	1,146	1,441
Taxes on Income	4,580	6,166	(408)	10,338
Net Income (4)	6,925	7,219	2,439	16,583
Total Assets	412,934	192,891	73,159	678,984
Capital Expenditures	25,445	21,333	--	46,778

(1) Includes after-tax restructuring and other charges of $11.7 million in fiscal year 2003.  On a segment basis, the Furniture and Cabinets segment recorded $10.1 million of restructuring and other charges, the Electronic Contract Assemblies segment recorded a $1.8 million restructuring charge, and Unallocated Corporate recorded $0.2 million of restructuring income.  See Note 17 of the Consolidated Financial Statements for further discussion.

(2) Includes after-tax restructuring charges of $0.3 million in fiscal year 2002.  On a segment basis, the Furniture and Cabinets segment recorded a $1.0 million restructuring charge, the Electronic Contract Assemblies segment recorded $0.6 million of restructuring income, and Unallocated Corporate recorded $0.1 million of restructuring income.  See Note 17 of the Consolidated Financial Statements for further discussion.

(3) Net income in the Furniture and Cabinets segment for fiscal year 2002 includes an $8.2 million after-tax gain on the sale of the Company's Boesendorfer piano subsidiary.

(4) Includes after-tax restructuring and other charges of $19.7 million in fiscal year 2001.  On a segment basis, the Furniture and Cabinets segment recorded a $13.2 million restructuring charge, the Electronic Contract Assemblies segment recorded $5.6 million of restructuring and other charges, and Unallocated Corporate recorded a $0.9 million restructuring charge.  See Note 17 of the Consolidated Financial Statements for further discussion.

Geographic Area

The following geographic area data include net sales based on product shipment destination and long-lived assets based on physical location.  Long-lived assets include property and equipment and other long-term assets such as software.

	Year Ended June 30

	2003	2002	2001
(Amounts in Thousands)
Net Sales:
United States	$1,008,583	$1,049,265	$1,124,199
Foreign	146,109	123,239	136,972

Total net sales	$1,154,692	$1,172,504	$1,261,171

Long-Lived Assets:
United States	$ 224,069	$ 261,724	$ 259,990
Foreign	38,270	34,239	30,650

Total long-lived assets	$ 262,339	$ 295,963	$ 290,640

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

	2003

(Amounts in Thousands, Except per Share Data)	Class A	Class B	Total
Basic Earnings Per Share:
Dividends declared	$ 8,548	$15,539	$24,087
Undistributed earnings (loss)	(6,698)	(11,795)	(18,493)

Net Income	$ 1,850	$ 3,744	$ 5,594

Average Basic Shares Outstanding	13,786	24,278	38,064

Basic Earnings Per Share	$0.13	$0.15

Diluted Earnings Per Share:
Dividends declared and assumed dividends on dilutive shares	$ 8,548	$15,553	$24,101
Undistributed earnings (loss)	(6,699)	(11,808)	(18,507)

Net Income	$1,849	$3,745	$5,594

Average Diluted Shares Outstanding	13,786	24,299	38,085

Diluted Earnings Per Share	$0.13	$0.15

	2002

(Amounts in Thousands, Except per Share Data)	Class A	Class B	Total
Basic Earnings Per Share:
Dividends declared	$ 8,652	$15,411	$24,063
Undistributed earnings	3,836	6,601	10,437

Net Income	$12,488	$22,012	$34,500

Average Basic Shares Outstanding	13,979	24,059	38,038

Basic Earnings Per Share	$ 0.89	$ 0.91

Diluted Earnings Per Share:
Dividends declared and assumed dividends on dilutive shares	$ 8,652	$15,430	$24,082
Undistributed earnings	3,826	6,592	10,418

Net Income	$12,478	$22,022	$34,500

Average Diluted Shares Outstanding	13,979	24,089	38,068

Diluted Earnings Per Share	$0.89	$0.91

	2001

(Amounts in Thousands, Except per Share Data)	Class A	Class B	Total
Basic Earnings Per Share:
Dividends declared	$ 8,761	$15,882	$24,643
Undistributed earnings (loss)	(2,916)	(5,144)	(8,060)

Net Income	$ 5,845	$10,738	$16,583

Average Basic Shares Outstanding	14,141	24,952	39,093

Basic Earnings Per Share	$ 0.41	$ 0.43

Diluted Earnings Per Share:
Dividends declared and assumed dividends on dilutive shares	$ 8,761	$15,919	$24,680
Undistributed earnings (loss)	(2,925)	(5,172)	(8,097)

Net Income	$ 5,836	$10,747	$16,583

Average Diluted Shares Outstanding	14,141	25,010	39,151

Diluted Earnings Per Share	$ 0.41	$ 0.43

Included in the diluted earnings per share computation are 21,000, 30,000 and 58,000 average shares of Class B common stock representing the dilutive effect of stock options and contingently issuable performance share grants for the twelve months ended June 30, 2003, 2002 and 2001, respectively.  Also included in the diluted earnings per share computation are $14,000, $19,000 and $37,000 of Class B assumed dividends payable on those dilutive shares for the twelve months ended June 30, 2003, 2002 and 2001, respectively.  A corresponding reduction of undistributed earnings has been allocated pro-rata over Class A and Class B shares.  All 3,073,000 average stock options outstanding were antidilutive for 2003 and were excluded from the dilutive calculation.  Also, 2,836,678 antidilutive stock options out of 2,871,014 average shares outstanding were excluded from the dilutive calculation for 2002, and 1,960,871 antidilutive stock options out of 2,268,576 average shares outstanding were excluded from the dilutive calculation for 2001.

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

	Accumulated Other Comprehensive Income (Net of tax if applicable)

	Foreign Currency Translation Adjustments	Net Change in Unrealized Gains and Losses on Securities	Net Change in Derivative Gains/Losses	Accumulated Other Comprehensive Income
(Amounts in Thousands)
Balance at June 30, 2000	$ 812	$ (486)	$ --	$ 326

Current year change	(33)	1,143	--	1,110
Balance at June 30, 2001	779	657	--	1,436

Current year change	(833)	(28)	29	(832)
Balance at June 30, 2002	(54)	629	29	604

Current year change	1,116	(77)	(360)	679
Balance at June 30, 2003	$1,062	$ 552	$(331)	$1,283

Note 17   Restructuring and Other Expense

Restructuring:

During the second quarter of fiscal year 2003, the Company announced incremental cost scaling actions to more closely align its operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity within both of the Company's segments.  Overall scaling actions include the consolidation of capabilities and operations, selling and/or exiting redundant facilities, aligning personnel costs and adjusting assets associated with scaling actions to their current fair values.  The Company elected to early adopt and apply the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, to account for the exit and disposal activities associated with the fiscal year 2003 restructuring plan.  Based on costs incurred to date and latest cost estimates, the Company estimates total pre-tax restructuring and other costs discussed below to be approximately $25 million.

During the fourth quarter of fiscal year 2001, the Company announced a restructuring plan designed to more closely align its operating capabilities and capacities with changing customer and market requirements and current economic conditions. The plan included consolidating manufacturing facilities and processes, and scaling capacities at other facilities. Activities outlined in the restructuring plan began in late fiscal year 2001 and are complete.

  Fiscal Year 2003 Restructuring Charges

As a result of the restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $13.4 million in fiscal year 2003.  Included in the restructuring charge is $7.4 million for asset write-downs, $2.5 million for employee transition and other employee costs, and $3.5 million for plant closure and other exit costs. The write-down of assets was required because the carrying value of the long-lived assets affected by the restructuring plan exceeded the projected future undiscounted cash flows, including sales proceeds. Therefore, the Company was required to reduce the carrying value of the long-lived assets to fair value.

Within the Furniture & Cabinets segment, the Company recorded pre-tax restructuring charges of $9.6 million, primarily related to asset write-downs, employee transition costs and plant closure and other exit costs. Within the Electronic Contract Assemblies segment, the Company recorded pre-tax restructuring charges of $4.1 million, primarily related to asset write-downs. During fiscal year 2003, $0.3 million of pre-tax restructuring income related to the sale of an asset was recorded in Unallocated Corporate.

Activities outlined in the restructuring plan began in the second quarter of fiscal year 2003 and are expected to be substantially complete within 15 months of plan inception.  These charges are included in the Restructuring and Other Expense line item on the Company's Consolidated Statements of Income.

  Fiscal Year 2002 Restructuring Charges

The Company recognized pre-tax restructuring charges of $0.9 million in fiscal year 2002 related to the restructuring plan announced in June 2001.  The charges consisted of $1.4 million for facility consolidations, $0.6 million for asset write-downs, employee transition costs of $0.1 million, and $1.2 million income as adjustments to the original cost estimates.  The $0.9 million charge included $1.7 million within the Furniture and Cabinets segment, $0.6 million income within the Electronic Contract Assemblies segment and $0.2 million income at Corporate.

  Fiscal Year 2001 Restructuring Charges

The Company recognized pre-tax restructuring charges of $25.7 million in conjunction with the announcement of the fiscal year 2001 restructuring plan.  The charges consisted of $2.6 million for employee transition and other employee costs, $11.5 million for asset write-downs, $7.5 million for goodwill write-offs, $3.4 million for plant closure and other exit costs, and $0.7 million (recorded in cost of goods sold) for inventory write-downs. The write-down of assets and goodwill was required because the carrying value of the long-lived assets affected by the restructuring plan exceeded the projected future undiscounted cash flows, including sales proceeds. Therefore, the Company was required to reduce the carrying value of the long-lived assets to fair value. The estimated fair value was measured by discounted cash flows. The $25.7 million charge included $20.0 million within the Furniture and Cabinets segment, $4.2 million within the Electronic Contract Assemblies segment and a Corporate charge of $1.5 million.

  Reserves -- At June 30, 2003, a total of $0.6 million of restructuring liabilities related to the fiscal 2003 restructuring plan remained on the Consolidated Balance Sheet as shown below. The remaining reserves relate primarily to the idle leased facilities within the Furniture and Cabinets segment.  The restructuring charge, utilization and cash paid to date, and ending reserve balances at June 30, 2003 were as follows:

(Amounts in Thousands)	Transition and Other Employee Costs	Asset and Goodwill Write-downs	Plant Closure and Other Exit Costs	Total
FY '01 Activity:
Amounts Charged - Cash	$2,618	$ --	$ 3,421	$ 6,039
Amounts Charged - Non-Cash	--	18,958	670	19,628

Subtotal	2,618	18,958	4,091	25,667
Amounts Utilized / Cash Paid	(1,215)	(18,958)	(49)	(20,222)
Amounts Adjusted	--	--	--	--

Reserve June 30, 2001	$1,403	$ --	$ 4,042	$ 5,445
FY '02 Activity:
Amounts Charged - Cash	116	--	1,408	1,524
Amounts Charged - Non-Cash	--	553	--	553

Subtotal	116	553	1,408	2,077
Amounts Utilized / Cash Paid	(1,008)	(553)	(2,157)	(3,718)
Amounts Adjusted	(511)	--	(669)	(1,180)

Reserve June 30, 2002	$ --	$ --	$ 2,624	$ 2,624
FY '03 Activity:
Amounts Charged - Cash	2,521	--	2,703	5,224
Amounts Charged - Non-Cash	--	7,393	766	8,159

Subtotal	2,521	7,393	3,469	13,383
Amounts Utilized / Cash Paid	(2,504)	(7,393)	(5,577)	(15,474)
Amounts Adjusted	--	--	59	59

Reserve June 30, 2003	$ 17	$ --	$ 575	$ 592

In total, the Company has recognized pre-tax charges of $40.0 million related to the two restructuring plans, including $13.4 million in the current year, $0.9 million in fiscal year 2002, and $25.7 million in fiscal year 2001.  These actions have reduced the Company's total cost structure through reduced employee costs, manufacturing process costs and facility costs. A portion of the savings is being redeployed into strategic initiatives designed to accelerate top-line revenue growth and quality and efficiency improvements.

Other Expense:

During the second quarter of fiscal year 2003, the Company recorded a pre-tax charge of $8.0 million for asset impairment within the Furniture and Cabinets segment to align the carrying values of long-lived assets at the Company's veneer operations with their fair values.  The charge is unrelated to the above described restructuring plans and is pursuant to the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This charge is included in the Restructuring and Other Expense line item of the Company's fiscal year 2003 Consolidated Statement of Income.

During the fourth quarter of fiscal year 2001, the Company recorded a pre-tax charge of $2.7 million for goodwill impairment within the Electronic Contract Assemblies Segment unrelated to the above described restructuring. This charge is included in the Restructuring and Other Expense line item on the Company's fiscal year 2001 Consolidated Statement of Income.

Note 18    Quarterly Financial Information (Unaudited)

Quarterly financial information is summarized as follows:
	Three Months Ended
	September 30	December 31	March 31	June 30

(Amounts in Thousands, Except for Per Share Data)
2003:
Net Sales	$290,115	$302,340	$285,856	$276,381
Gross Profit	63,418	66,288	60,086	60,021
Net Income (Loss)	4,598	(4,609)	2,764	2,841
Basic Earnings (Loss) Per Share:
Class A	$0.12	$(0.12)	$0.07	$0.07
Class B	0.12	(0.12)	0.07	0.08
Diluted Earnings (Loss) Per Share:
Class A	$0.12	$(0.12)	$0.07	$0.07
Class B	0.12	(0.12)	0.07	0.08

2002:
Net Sales	$285,776	$296,602	$290,126	$300,000
Gross Profit	64,704	69,366	67,859	66,909
Net Income	4,889	6,547	15,796	7,268
Basic Earnings Per Share:
Class A	$0.13	$0.17	$0.41	$0.19
Class B	0.13	0.17	0.42	0.19
Diluted Earnings Per Share:
Class A	$0.13	$0.17	$0.41	$0.19
Class B	0.13	0.17	0.42	0.19

2001:
Net Sales	$320,804	$332,803	$319,767	$287,797
Gross Profit	76,182	79,964	70,561	65,546
Net Income (Loss)	10,844	12,371	6,943	(13,575)
Basic Earnings (Loss) Per Share:
Class A	$0.27	$0.31	$0.17	$(0.35)
Class B	0.28	0.32	0.18	(0.35)
Diluted Earnings (Loss) Per Share:
Class A	$0.27	$0.31	$0.17	$(0.35)
Class B	0.28	0.32	0.18	(0.35)

Net loss in the second quarter of fiscal 2003 includes $10.0 million, or $0.26 per share, for after-tax restructuring and other charges.

Net income in the third quarter of fiscal 2002 includes an $8.2 million after-tax gain, or $0.22 per share, on the sale of the Company's Boesendorfer piano subsidiary.

Net loss in the fourth quarter of fiscal 2001 includes $19.7 million, or $0.51 per share, for after-tax restructuring and other charges.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported by the Company in a Form 8-K filed on April 9, 2002, Kimball International, Inc. dismissed Arthur Andersen LLP as its independent auditors and engaged Deloitte & Touche LLP to serve as the Company's new independent auditors. The change in auditors was effective immediately.

There were no disagreements with the Company's auditors during the three year period ending June 30, 2003.

Item 9a - Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed as of June 30, 2003, the Chief Executive Officer and Chief Financial Officer of the Company concluded, based upon their best judgement, that the Company's disclosure controls and procedures were effective.

(b)    Changes in internal controls.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors

The information called for by this item with respect to Directors is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2003 under the caption "Election of Directors."

Audit Committee

The information called for by this item with respect to the Audit Committee and its financial expert is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2003 under the caption "Information Concerning the Board of Directors and Committees."

Executive Officers of the Registrant

The information called for by this item with respect to Executive Officers of the Registrant is included at the end of Part I and is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information called for by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2003 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance".

Item 11 - Executive Compensation

The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2003 under the captions - "Information Concerning the Board of Directors and Committees"; "Compensation of Executive Officers."

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters

Security Ownership

The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2003 under the caption "Share Ownership Information."

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the Company's equity compensation plans as of June 30, 2003:

	Number of Securities to be Issued Upon Exercise of Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)

Equity compensation plans approved by Share Owners	3,013,636	$16.23	4,148,178 (1)

Equity compensation plans not approved by Share Owners	--	--	--

Total	3,013,636	$16.23	4,148,178

(1) Includes 4,007,730 shares available for issuance as Incentive Stock Options, Non-qualified Stock Options, Stock Appreciation Rights and Performance Shares under the Company's 1996 Plan, and 140,448 shares available for issuance as Non-qualified Stock Options and stock grants under the Company's 1996 Directors' Plan.

Item 13 - Certain Relationships and Related Transactions

The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2003 under the caption "Certain Transactions".

Item 14 - Principal Accountant Fees and Services

The information called for by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2003 under the caption "Relationship with Independent Public Accountants."

PART IV

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of the Report:

    (1)  Financial Statements:

    (2)  Financial Statement Schedules:

II. Valuation and Qualifying Accounts for the Three Years Ended June 30, 2003	59

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

    (3)  Exhibits

See the Exhibit Index on page 60 for a list of the exhibits filed or incorporated herein as a part of this report.

(b)  Reports on Form 8-K filed during the quarter ended June 30, 2003:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer August 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Douglas A. Habig

DOUGLAS A. HABIG
Chairman of the Board, Chief Executive Officer September 2, 2003

/s/ James C. Thyen

JAMES C. THYEN
President September 2, 2003

/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer August 28, 2003

/s/ Michelle R. Schroeder

MICHELLE R. SCHROEDER Corporate Controller (functioning as Principal Accounting Officer) August 28, 2003

Signature	Signature

/s/ John B. Habig	/s/ Douglas A. Habig

JOHN B. HABIG*	DOUGLAS A. HABIG*
Director	Director

/s/ John T. Thyen	/s/ James C. Thyen

JOHN T. THYEN*	JAMES C. THYEN*
Director	Director

/s/ Christine M. Vujovich	/s/ Jack R. Wentworth

CHRISTINE M. VUJOVICH*	JACK R. WENTWORTH*
Director	Director

/s/ Harry W. Bowman	/s/ Brian K. Habig

HARRY W. BOWMAN*	BRIAN K. HABIG*
Director	Director

/s/ Polly B. Kawalek	/s/ Geoffrey A. Stringer

POLLY B. KAWALEK*	GEOFFREY A. STRINGER*
Director	Director

*  The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date

September 2, 2003	/s/ Ronald J. Thyen

RONALD J. THYEN
Director

September 3, 2003	/s/ Alan B. Graf, Jr.

ALAN B. GRAF, JR.
Director
Individually and as Attorneys-In-Fact

KIMBALL INTERNATIONAL, INC.

Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Expense	Charged to Other Accounts	Write-offs and Recoveries	Balance at End of Year

(Amounts in Thousands)
Year Ended June 30, 2003
Valuation Allowances:
Receivables	$5,515	$ 1,491	$ (239)	$ (491)	$6,276
Deferred Tax Asset	$ 0	$ 45	---	---	$ 45

Year Ended June 30, 2002
Valuation Allowances:
Receivables	$6,880	$ 737	$ (493)	$(1,609)	$5,515
Deferred Tax Asset	$1,189	$(1,189)	---	---	$ 0

Year Ended June 30, 2001
Valuation Allowances:
Receivables	$4,713	$ 3,912	$ 364	$(2,109)	$6,880
Deferred Tax Asset	$1,983	$ (794)	---	---	$1,189

Fiscal year 2002 reductions to receivables reserves and deferred tax valuation allowance include reductions related to the sale of the Company's piano subsidiary.

KIMBALL INTERNATIONAL, INC.

INDEX OF EXHIBITS

Exhibit No.	Description

3(a)	Amended and restated Articles of Incorporation of the Company. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2002.)
3(b)	Restated By-laws of the Company. (Incorporated by reference to the Company's Form 10-Q for the period ended September 30, 2000.)
10(a)*	Supplemental Bonus Plan. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1999.)
10(b)*	1996 Stock Incentive Program. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2001.)
10(c)*	1996 Director Stock Compensation and Option Plan. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2001.)
10(d)*	Form of Split Dollar Life Insurance Contract. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2000.)
10(e)*	Supplemental Employee Retirement Plan. (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2002.)
10(f)	Credit Agreement with Bank One, NA. (Incorporated by reference to the Company's Form 10-Q for the period ended December 31, 2002.)
10(g)*	Property Management Services Agreement (director's management contract).
11	Computation of Earnings Per Share. (Incorporated by reference to Note 15, Earnings Per Share, of the Notes to Consolidated Financial Statements, which can be found in Item 8.)
21	Significant Subsidiaries of the Company.
23	Consent of Deloitte & Touche LLP.
24	Power of Attorney.

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* = constitutes management contract or compensatory arrangement.