Form 10-Q
period 2003-09-30
KIMBALL INTERNATIONAL INC
filed 2003-11-04
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the Registrant's common stock as of October 22, 2003 were:

Class A Common Stock - 13,731,252 shares
Class B Common Stock - 24,367,868 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	(Unaudited) September 30, 2003	June 30, 2003

Assets
Current Assets:
Cash and cash equivalents	$ 56,975	$ 51,291
Short-term investments	31,093	30,729
Receivables, less allowances of $6,587 and $6,276, respectively	126,766	126,585
Inventories	92,820	87,299
Other	40,240	42,523

Total current assets	$347,894	338,427

Property and Equipment - net of accumulated depreciation of $351,118 and $351,430, respectively	194,365	198,981
Capitalized Software - net of accumulated amortization of $30,425 and $29,128, respectively	42,108	42,376
Other Assets	37,838	35,860

Total Assets	$622,205	$615,644

Liabilities and Share Owners' Equity
Current Liabilities:
Current maturities of long-term debt	$ 1,340	$ 1,340
Accounts payable	88,090	79,349
Dividends payable	6,027	6,023
Accrued expenses	51,545	50,342
Accrued restructuring	354	592

Total current liabilities	147,356	137,646

Other Liabilities:
Long-term debt, less current maturities	609	833
Deferred income taxes and other	41,492	41,749

Total other liabilities	42,101	42,582

Share Owners' Equity:
Common stock	2,151	2,151
Additional paid-in capital	6,814	7,107
Retained earnings	502,976	505,925
Accumulated other comprehensive income	1,278	1,283
Less: Treasury stock, at cost	(80,471)	(81,050)

Total Share Owners' Equity	432,748	435,416

Total Liabilities and Share Owners' Equity	$622,205	$615,644

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

(Unaudited)
Three Months Ended
September 30,

	2003	2002

Net Sales	$274,175	$290,115

Cost of Sales	213,214	226,697

Gross Profit	60,961	63,418

Selling, General and Administrative Expenses	55,407	57,197

Restructuring Expense	1,763	-0-

Operating Income	3,791	6,221

Other Income (Expense):
Interest expense	(30)	(54)
Interest income	399	568
Other, net	558	587

Other income, net	927	1,101

Income Before Taxes on Income	4,718	7,322

Provision for Income Taxes	1,640	2,724

Net Income	$ 3,078	$ 4,598

Earnings Per Share of Common Stock:
Basic:
Class A	$0.08	$0.12
Class B	$0.08	$0.12
Diluted:
Class A	$0.08	$0.12
Class B	$0.08	$0.12

Dividends Per Share of Common Stock:
Class A	$0.155	$0.155
Class B	$0.160	$0.160

Average Total Number of Shares Outstanding Class A and B Common Stock:
Basic	38,082	38,043
Diluted	38,105	38,060

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Three Months Ended September 30,

	2003	2002

Cash Flows From Operating Activities:
Net income	$ 3,078	$ 4,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,739	12,118
(Gain)/Loss on sales of assets	153	(101)
Restructuring	1,088	(272)
Deferred income tax and other deferred charges	600	(1,070)
Change in current assets and liabilities:
Receivables	(204)	17,692
Inventories	(5,521)	(2,702)
Other current assets	2,054	1,292
Accounts payable	8,691	(12,080)
Accrued expenses	1,301	(4,764)

Net cash provided by operating activities	20,979	14,711

Cash Flows From Investing Activities:
Capital expenditures	(6,074)	(5,840)
Proceeds from sales of assets	1,919	1,621
Purchase of capitalized software and other assets	(3,919)	(3,458)
Purchases of available-for-sale securities	(9,024)	(7,219)
Sales and maturities of available-for-sale securities	8,672	21,608

Net cash provided by (used for) investing activities	(8,426)	6,712

Cash Flows From Financing Activities:
Net change in long-term debt	(855)	318
Dividends paid to share owners	(6,023)	(6,015)
Other, net	26	(369)

Net cash used for financing activities	(6,852)	(6,066)

Effect of Exchange Rate Change on
Cash and Cash Equivalents	(17)	22

Net Increase in Cash and Cash Equivalents	5,684	15,379

Cash and Cash Equivalents-Beginning of Period	51,291	18,662

Cash and Cash Equivalents-End of Period	$56,975	$34,041

Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) during the period for:
Income taxes	$(2,691)	$ 1,207
Interest	$ 56	$ 79

Total Cash, Cash Equivalents and Short-Term Investments:
Cash and cash equivalents	$56,975	$34,041
Short-term investments	31,093	39,632

Totals	$88,068	$73,673

See Notes to Condensed Consolidated Financial Statements
5

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Kimball International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q.  As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

Certain prior year information has been reclassified to conform to the current year presentation.

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options is recognized in income.  The Company does recognize expense associated with performance shares, which compensates employees with common stock when certain performance objectives are attained.  The Company's stock-based employee compensation plans are described in the Company's Annual Report on Form 10-K for the year ended June 30, 2003. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30
	2003	2002

(Amounts in Thousands, Except for Per Share Data)
Net Income, as reported	$3,078	$4,598
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	57	20
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	477	564

Pro forma net income	$2,658	$4,054

Earnings per share:
As reported:
Basic:
Class A	$0.08	$0.12
Class B	$0.08	$0.12
Diluted:
Class A	$0.08	$0.12
Class B	$0.08	$0.12

Pro Forma:
Basic:
Class A	$0.07	$0.10
Class B	$0.07	$0.11
Diluted:
Class A	$0.07	$0.10
Class B	$0.07	$0.11

Note 2. Inventories

Inventory components of the Company are as follows:

	September 30,	June 30,
(Amounts in thousands)	2003	2003

Finished Products	$31,959	$29,639
Work-in-Process	15,388	14,709
Raw Materials	45,473	42,951

Total Inventory, net	$92,820	$87,299

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three month periods ended September 30, 2003 and 2002 is as follows:

Three Months Ended
September 30,

	2003	2002

(Amounts in thousands)
Net Income	$3,078	$4,598
Change in Unrealized Gains/Losses on Securities (net of tax expense of $5 and $36 for the three months ended September 30, 2003 and 2002, respectively)	8	66
Change in Gains/Losses on Derivatives (net of tax benefit of $5 for the three months ended September 30, 2003)	(24)	(3)
Foreign Currency Translation Adjustment	11	(323)

Comprehensive Income	$3,073	$4,338

Note 4. Segment Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture and Cabinets segment provides furniture for the office, residential, and hospitality and healthcare industries, all sold under the Company's family of brand names. The Furniture and Cabinets segment also provides similar engineering and manufacturing services on a contract basis to customers in the residential furniture and cabinets, office furniture, and retail infrastructure industries, as well as forest products. The Electronic Contract Assemblies segment provides similar engineering and manufacturing services to a variety of industries on a global scale. The Company's focus is on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The Company currently sells primarily to customers in the transportation, industrial controls, computer, telecommunications and medical industries. Intersegment sales are insignificant. Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments. The basis of segmentation and accounting policies of the segments are consistent with those as disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

	Three Months Ended
	September 30,

	2003	2002

(Amounts in thousands)
Net Sales:
Furniture and Cabinets	$171,977	$177,956
Electronic Contract Assemblies	102,002	112,140
Unallocated Corporate and Eliminations	196	19

Consolidated	$274,175	$290,115

Net Income (Loss): [1]
Furniture and Cabinets	$ (1,138)	$ 204
Electronic Contract Assemblies	3,019	3,235
Unallocated Corporate and Eliminations	1,197	1,159

Consolidated	$ 3,078	$ 4,598

Total Assets:
Furniture and Cabinets	$356,062	$366,850
Electronic Contract Assemblies	192,281	215,566
Unallocated Corporate and Eliminations	73,862	72,259

Consolidated	$622,205	$654,675

[1] Net Income (Loss) includes after-tax restructuring charges of $411,000 in the three months ended September 30, 2003.  On a segment basis, in the three months ended September 30, 2003, the Furniture and Cabinets segment recorded $316,000 of restructuring charges and Unallocated Corporate recorded $95,000 of restructuring charges.  There was no restructuring charge in the three months ended September 30, 2002. See Note 5 of the Condensed Consolidated Financial Statements for more information on restructuring.

Sales by Product Line

The Furniture and Cabinets segment produces and sells a broad range of similar products and services. Net sales to external customers by product line within the Furniture and Cabinets segment are as follows:

	Three Months Ended
	September 30,

	2003	2002

(Amounts in thousands)
Net Sales:
Furniture and Cabinets
Branded Furniture	$128,291	$125,065
Contract Furniture and Cabinets	29,627	42,403
Forest Products	14,059	10,488

Total	$171,977	$177,956

Note 5. Restructuring Expense

Fiscal Year 2004 Charges
During the second quarter of fiscal year 2003, the Company announced incremental cost scaling actions to more closely align its operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity. The actions include the consolidation of capabilities and operations, selling and/or exiting redundant facilities, aligning personnel costs and adjusting associated assets to their current fair values.

As a result of the restructuring plan, the Company recognized consolidated pre-tax restructuring expense of $1.8 million in the first quarter ended September 30, 2003. Included in the first quarter restructuring charge is $1.1 million for asset write-downs and $0.7 million for plant closure and other exit costs. The Company accounts for restructuring costs in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Cost Associated with Exit or Disposal Activities. Based on the costs incurred to date of $23.2 million and latest cost estimates, the Company estimates total pre-tax restructuring and other costs to be approximately $25 million.

On a segment level, during the quarter ended September 30, 2003 within the Furniture and Cabinets segment, the Company recorded a pre-tax restructuring charge of $0.6 million, primarily related to plant closure and other exit costs. During this same quarter, a $1.2 million pre-tax restructuring charge, primarily related to asset write-downs, was recorded in Unallocated Corporate.

Activities outlined in the restructuring plan began in the second quarter of fiscal year 2003 and are expected to be substantially complete within 15 months of the plan inception. These charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.

Fiscal Year 2003 Charges
The consolidated operating results for the first quarter of fiscal year 2003 did not include any restructuring charges.

Reserves:
At September 30, 2003, a total of $0.4 million of restructuring liabilities related to the 2003 restructuring plan remained on the Condensed Consolidated Balance Sheet as shown below. The restructuring charge, utilization and cash paid to date, and ending reserve balances at September 30, 2003 were as follows:

(Amounts in thousands)	Transition and Other Employee Costs	Asset Write-downs	Plant Closure and Other Exit Costs	Total

Reserve at June 30, 2003	$ 17	$ -0-	$ 575	$ 592

Amounts Charged - Cash	6	-0-	686	692
Amounts Charged - Non-Cash	-0-	1,088	-0-	1,088

Subtotal	6	1,088	686	1,780

Amounts Utilized / Cash Paid	(6)	(1,088)	(907)	(2,001)
Amounts Adjusted	(17)	-0-	-0-	(17)

Reserve at September 30, 2003	$ -0-	$ -0-	$ 354	$ 354

Note 6. Guarantees and Product Warranties

As of September 30, 2003, the Company had guarantees issued which are contingent on the future performance of another entity. The guarantees include customer lease financing with recourse, whereby the Company may become liable to a third party leasing company if the customer defaults on its lease, and guarantees of third party dealer facility leases, whereby the Company may become liable if the dealer defaults on a lease. At the inception of a guarantee, the Company recognizes a liability for obligations the Company may incur if specified triggering events or conditions occur. The liability is recorded at fair value which is estimated based on various factors including risk that the Company may have to perform under a guarantee, and ability to recover against payments made on a guarantee. The maximum potential liability and carrying amount recorded for these guarantees is immaterial to the Company's financial position and results of operations.

The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered. Management may refine the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the three months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended
	September 30,

(Amounts in Thousands)	2003	2002

Balance as of July 1	$5,011	$6,156
Accrual for warranties issued	541	392
Accruals related to pre-existing warranties (including changes in estimates)	50	175
Settlements made (in cash or in kind)	(653)	(686)

Product Warranty Liability as of September 30	$4,949	$6,037

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Net sales in the first quarter of fiscal year 2004 were $274,175,000, a 5% decrease from the first quarter net sales posted in fiscal year 2003. First quarter fiscal year 2004 net income was $3,078,000, or $0.08 per Class B diluted share, inclusive of after-tax restructuring charges of $411,000, or $0.01 per Class B diluted share. Net income in the first quarter of fiscal year 2003 was $4,598,000, or $0.12 per Class B diluted share.

RESTRUCTURING EXPENSE
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

As a result of the above outlined activities, the Company incurred a pre-tax restructuring charge of $1.8 million in the first quarter of fiscal year 2004. Included in the first quarter fiscal 2004 restructuring charge is $1.1 million for asset write-downs, and $0.7 million for plant closure and other exit costs.

Based on costs incurred to date of $23.2 million and the latest cost estimates, the Company estimates total pre-tax restructuring and other costs to be approximately $25 million.

Management estimates that once the restructuring actions are completed, they will reduce the Company's total cost structure by approximately $20 million on an annualized pre-tax basis, with part of the savings to be redeployed into strategic initiatives designed to accelerate sales growth and improve quality and efficiencies. As originally estimated, cost savings are being realized gradually and management expects to continue to realize additional cost savings resulting from the restructuring activities as the actions are completed. The preceding statements are forward-looking under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, successful execution of the restructuring plan, a significant change in economic conditions, loss of key customers or suppliers within specific industries, or similar unforeseen events.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002
Consolidated net sales for the first quarter of fiscal year 2004 decreased from consolidated net sales a year ago due to net sales decreases within both the Furniture and Cabinets segment and the Electronic Contract Assemblies segment. Net income also declined in the first quarter of fiscal year 2004 in both the Furniture and Cabinets segment and the Electronic Contract Assemblies segment from the prior year.

FURNITURE AND CABINETS SEGMENT
The Furniture and Cabinets segment provides furniture for the office, residential, hospitality and healthcare industries, all sold under the Company's family of brand names. The Furniture and Cabinets segment also provides similar engineering and manufacturing services on a contract basis to customers in the residential furniture and cabinets, office furniture and retail infrastructure industries, as well as forest products. The Company's production flexibility allows it to utilize portions of the available production capacity created by lower volumes within these product lines to support and balance increased production schedules of other product lines within this segment.

Fiscal year 2004 first quarter net sales declined 3% in the Furniture and Cabinets segment primarily from lower sales in the contract furniture and cabinets product line, when compared to the same quarter in fiscal year 2003.

Net sales for the first quarter of fiscal year 2004 in the Company's branded furniture products, which include office, residential and hospitality and healthcare furniture, increased 3% from the same quarter last year primarily from an increase in sales of hospitality and healthcare furniture and residential furniture. Current quarter sales of office furniture were flat as compared to the prior year first quarter. Branded furniture products open orders at September 30, 2003 were higher than open orders at September 30, 2002.

Contract furniture and cabinets net sales for the first quarter of fiscal year 2004 declined 30% compared to the prior year first quarter. Within this product line, residential furniture and cabinets experienced a sales decline when compared with the prior year same quarter as per unit sales revenues decreased due to customer design changes and continued pricing pressures. At September 30, 2003 open orders for the contract furniture and cabinets product line were less than open orders at September 30, 2002.

Net sales in the forest products product line increased 34% in the first quarter of fiscal year 2004, compared to the prior year first quarter. Increased first quarter sales of lumber and veneer products more than offset the decreased sales of dimension products, which were down as a result of the Company's election to exit two wood dimension manufacturing facilities during the second quarter of fiscal year 2003. Open orders for forest products as of September 30, 2003 were higher than open orders at September 30, 2002.

The Furniture and Cabinets segment produced a net loss in the first quarter of fiscal year 2004, compared to the slight net income in the prior year comparable quarter. Gross profit, as a percent of net sales, declined in the first quarter of fiscal year 2004 when compared to the first quarter last year largely as a result of higher material and overhead costs. Gross profit was negatively impacted by higher freight costs and start-up costs associated with a new contract cabinet assembly facility in Mexico. Furniture and Cabinet segment first quarter fiscal 2004 selling, general, and administrative spending decreased slightly in absolute dollars but increased slightly as a percent of net sales. First quarter fiscal 2004 net losses in the forest products product line, which totaled $2.0 million, or $0.05 per Class B diluted share, inclusive of $0.2 million, or $0.01 per Class B diluted share of after-tax restructuring charges, continue to affect overall segment profitability. The current quarter forest products net losses have improved from the prior year first quarter, as restructuring benefits associated with the exit of the wood dimension operations and face veneer operations in fiscal year 2003 are being realized.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Form 10-K filing for the period ended June 30, 2003.

ELECTRONIC CONTRACT ASSEMBLIES SEGMENT
Net sales for the first quarter of fiscal year 2004 decreased from the prior year first quarter by 9% in the Electronic Contract Assemblies segment due primarily to lower electronic assembly sales to customers in the computer, telecommunications, and industrial control industries which more than offset increased sales to customers in the transportation and medical industries.

Electronic Contract Assemblies segment net income in the first quarter of fiscal year 2004 declined from the same period last year due to the lower sales volumes, offset, in part, by the exit of an underperforming facility in fiscal year 2003 which had been operating at a loss. First quarter fiscal 2004 gross profit, as a percent of net sales, was slightly higher compared to the same quarter last year due to the exit of the underperforming facility. Selling, general and administrative expenses for this segment decreased in both absolute dollars and as a percent of net sales in the first quarter of fiscal 2004 when compared to the same quarter last year primarily due to a decrease in administrative labor costs.

Included in this segment are sales to one customer, TRW Automotive, Inc., a full-service automotive supplier, which accounted for 14% and 16% of consolidated net sales in the first quarter of fiscal year 2004 and 2003, respectively. Sales to this customer accounted for 38% and 40% of total net sales in the Electronic Contract Assemblies segment for the first quarter of fiscal year 2004 and 2003, respectively. TRW Automotive, Inc. in turn sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicles, which partially mitigates the Company's exposure to a single customer.

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

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased globalization, rapid technological changes, component availability, the contract nature of this industry, and the importance of sales to one customer. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Form 10-K filing for the period ended June 30, 2003.

CONSOLIDATED OPERATIONS
Consolidated sales mix by business segment in the first quarter of fiscal year 2004 shifted by 2.0 percentage points compared to the prior year same quarter. The Furniture and Cabinets segment sales were 63% of consolidated sales in the first quarter of fiscal year 2004 compared to 61% of consolidated sales in the first quarter of the prior year, while the Electronic Contract Assemblies segment sales were 37% of consolidated sales in the first quarter of fiscal year 2004 compared to 39% in the prior year first quarter. The Furniture and Cabinets segment generally carries a higher gross profit percentage and higher selling, general and administrative costs, as a percent of sales, compared to the Electronic Contract Assemblies segment.

Consolidated selling, general and administrative (SG&A) expenses decreased in absolute dollars but increased slightly as a percent of sales in the first quarter of fiscal year 2004 when compared to the prior year same quarter as a result of management's continued efforts to manage the Company's cost structure.

Pre-tax restructuring charges of $1.8 million were recorded in the first quarter ended September 30, 2003. (See Note 5 to the condensed consolidated financial statements for more information on restructuring.)

Other income decreased slightly in the first quarter of fiscal year 2004 compared to the same quarter last year. Interest income declined from the prior year first quarter primarily as a result of lower interest rates on the Company's investments. Current quarter interest expense also declined from the prior year comparable quarter due to lower average outstanding balances.

The effective income tax rate decreased 2.4 percentage points from the same quarter last year due to tax benefits associated with the donation of an idled facility, which was a restructuring activity, during the fiscal 2004 first quarter.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash, cash equivalents, and short-term investments increased during the quarter from $82 million at June 30, 2003, to $88 million at September 30, 2003. Net cash provided by operating activities exceeded net cash used for investing and financing activities during the first quarter of fiscal year 2004. Working capital at September 30, 2003 and June 30, 2003 was $201 million. The current ratio at September 30, 2003 decreased to 2.4 from 2.5 at June 30, 2003.

Operating activities generated $21.0 million of cash flow in the first three months of fiscal year 2004 compared to $14.7 million in the same period of fiscal year 2003. The Company reinvested $10.0 million into capital investments for the future, including manufacturing equipment and improvements to the Company's information technology systems and solutions. The Company expects to continue to invest in resources for leveraging new and improved information technology systems and solutions in fiscal year 2004. Financing cash flow activities included $6.0 million in dividend payments, which remained flat with the prior year first quarter.

At September 30, 2003 and June 30, 2003, the Company had no short-term borrowings outstanding under its $100 million revolving credit facility that allows for both issuances of letters of credit and cash borrowings. However, the Company issued $4.2 million in letters of credit against the credit facility which reduces total availability to borrow to $95.8 million as of September 30, 2003. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company is in compliance with these covenants at September 30, 2003.

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

Revenue recognition - The Company recognizes revenue when title and risk transfer to the customer, which under the terms and conditions of the sale may occur either at the time of shipment or when the product is delivered to the customer. Service revenue is recognized as services are rendered. Shipping and handling fees billed to customers are recorded as sales while the related shipping and handling costs are included in cost of goods sold. Guidelines regarding revenue recognition are strictly adhered to and volatility resulting from estimates or judgement is minimal.

* Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At September 30 and June 30, 2003 the reserve for returns and allowances was $3.0 million and $2.8 million, respectively. Over the past three years, the returns and allowances reserve has been approximately 1% to 2% of gross trade receivables.

* Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgement is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at September 30 and June 30, 2003 was $5.2 million and $4.9 million, respectively, and over the past three years, this reserve has trended between approximately 2% and 4% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 50% and 51% of consolidated inventories at September 30 and June 30, 2003, respectively, including approximately 84% and 91% of the Furniture and Cabinets segment inventories at September 30 and June 30, 2003, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials for contract-based business from customer orders and projections, primarily in the case of long lead-time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments where minimal lot sizes, component allocation or other component procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and actuarial analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At September 30, and June 30, 2003 the Company's accrued liabilities for self-insurance exposure were $8.0 million and $4.3 million, respectively, excluding amounts funded in a voluntary employees' beneficiary association (VEBA) trust. The June 30, 2003 balance is lower due to the Company's funding of the VEBA trust near the end of the fiscal year.

FORWARD-LOOKING STATEMENTS
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes", "estimates", "projects", "expects", "anticipates" and similar expressions. These forward looking statements are subject to risks and uncertainties including, but not limited to, general economic conditions, significant volume reductions from key contract customers, loss of key customers or suppliers within specific industries, availability or cost of raw materials, increased competitive pricing pressures reflecting excess industry capacities, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Form 10-K filing for the period ended June 30, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk: As of September 30, 2003, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $31 million. These securities are classified as available-for-sale and are stated at market value with unrealized gains and losses recorded net of tax related effect as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at September 30, 2003 would cause the fair value of these short-term investments to decline by an immaterial amount.

Foreign Exchange Rate Risk: The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company's risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures of the Company and are not used in a speculative manner. The effect of movements in the exchange rates were not material to the consolidated operating results of the Company on a year-to-date basis. The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates relative to its financial instruments would not affect the consolidated operating results of the Company by a material amount.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2003, the Chief Executive Officer and Chief Financial Officer of the Company concluded, based upon their best judgement, that the Company's disclosure controls and procedures were effective.

(b) Changes in internal controls.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(11)  Computation of Earnings Per Share

(31.1) Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 202.

(32.1)  Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)  Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K filed during the quarter ended September 30, 2003.

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

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer

Date: October 31, 2003

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description

11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002