Form 10-Q
period 2003-12-31
KIMBALL INTERNATIONAL INC
filed 2004-02-04
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

The number of shares outstanding of the Registrant's common stock as of January 23, 2004 were:

Class A Common Stock - 13,722,150 shares
Class B Common Stock - 24,388,378 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	(Unaudited) December 31, 2003	June 30, 2003

Assets
Current Assets:
Cash and cash equivalents	$ 45,466	$ 51,291
Short-term investments	31,702	30,729
Receivables, less allowances of $6,157 and $6,276, respectively	138,615	126,585
Inventories	86,702	87,299
Other	39,668	42,523

Total current assets	342,153	338,427

Property and Equipment - net of accumulated depreciation of $353,275 and $351,430, respectively	193,006	198,981
Capitalized Software - net of accumulated amortization of $34,253 and $29,128, respectively	41,698	42,376
Other Assets	35,559	35,860

Total Assets	$612,416	$615,644

Liabilities and Share Owners' Equity
Current Liabilities:
Current maturities of long-term debt	$ 1,340	$ 1,340
Accounts payable	79,792	79,349
Dividends payable	6,027	6,023
Accrued expenses	47,317	50,342
Accrued restructuring	164	592

Total current liabilities	134,640	137,646

Other Liabilities:
Long-term debt, less current maturities	545	833
Deferred income taxes and other	43,134	41,749

Total other liabilities	43,679	42,582

Share Owners' Equity:
Common stock	2,151	2,151
Additional paid-in capital	6,966	7,107
Retained earnings	503,553	505,925
Accumulated other comprehensive income	1,787	1,283
Less: Treasury stock, at cost	(80,360)	(81,050)

Total Share Owners' Equity	434,097	435,416

Total Liabilities and Share Owners' Equity	$612,416	$615,644

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

(Unaudited)	(Unaudited)
Three Months Ended	Six Months Ended
December 31,	December 31,

	2003	2002	2003	2002

Net Sales	$301,070	$302,340	$575,245	$592,455

Cost of Sales	235,873	236,052	449,087	462,749

Gross Profit	65,197	66,288	126,158	129,706

Selling, General and Administrative Expenses	59,091	58,756	114,498	115,953

Restructuring and Other Expense	641	17,390	2,404	17,390

Operating Income (Loss)	5,465	(9,858)	9,256	(3,637)

Other Income (Expense):
Interest expense	(33)	(38)	(63)	(92)
Interest income	352	536	751	1,104
Other - net	3,564	2,022	4,122	2,609

Other income - net	3,883	2,520	4,810	3,621

Income (Loss) Before Income Taxes	9,348	(7,338)	14,066	(16)

Provision (Benefit) for Income Taxes	2,744	(2,729)	4,384	(5)

Net Income (Loss)	$ 6,604	$ (4,609)	$ 9,682	$ (11)

Earnings (Loss) Per Share of Common Stock:
Basic:
Class A	$0.17	$(0.12)	$0.25	$(0.01)
Class B	$0.18	$(0.12)	$0.26	$ 0.00
Diluted:
Class A	$0.17	$(0.12)	$0.25	$(0.01)
Class B	$0.17	$(0.12)	$0.26	$ 0.00

Dividends Per Share of Common Stock:
Class A	$0.155	$0.155	$0.310	$ 0.310
Class B	$0.160	$0.160	$0.320	$ 0.320

Average Total Number of Shares Outstanding Class A and B Common Stock:
Basic	38,099	38,063	38,091	38,053
Diluted	38,151	38,092	38,125	38,076

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Six Months Ended December 31,

	2003	2002

Cash Flows From Operating Activities:
Net (loss) income	$ 9,682	$ (11)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,029	23,056
(Gain)/loss on sales of assets	(402)	859
Restructuring	1,176	15,549
Deferred income tax and other deferred charges	(1,531)	(1,880)
Change in current assets and liabilities:
Receivables	(12,030)	(3,864)
Inventories	597	(41)
Other current assets	6,584	2,431
Accounts payable	393	(12,559)
Accrued expenses	(2,854)	(14,849)

Net cash provided by operating activities	21,644	8,691

Cash Flows From Investing Activities:
Capital expenditures	(13,538)	(11,688)
Proceeds from sales of assets	3,048	2,149
Purchase of capitalized software and other assets	(6,317)	(7,375)
Proceeds from cancellation of split-dollar life insurance policy	2,958	-0-
Purchases of available-for-sale securities	(18,500)	(15,806)
Sales and maturities of available-for-sale securities	17,171	35,424

Net cash (used for) provided by investing activities	(15,178)	2,704

Cash Flows From Financing Activities:
Net change in long-term debt	(288)	(113)
Dividends paid to share owners	(12,050)	(12,035)
Other, net	(229)	836

Net cash used for financing activities	(12,567)	(11,312)

Effect of Exchange Rate Change on
Cash and Cash Equivalents	276	149

Net (Decrease) Increase in Cash and Cash Equivalents	(5,825)	232

Cash and Cash Equivalents-Beginning of Period	51,291	18,662

Cash and Cash Equivalents-End of Period	$45,466	$18,894

Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) during the period for:
Income taxes	$ (348)	$ 5,983
Interest	$ 97	$ 105

Total Cash, Cash Equivalents and Short-Term Investments:
Cash and cash equivalents	$45,466	$18,894
Short-term investments	31,702	34,302

Totals	$77,168	$53,196

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

(Amounts in Thousands, Except for Per Share Data)
Net Income (Loss), as reported	$6,604	$(4,609)	$9,682	$ (11)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	69	86	126	106
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	333	531	810	1,095

Pro forma net income (loss)	$6,340	$(5,054)	$8,998	$(1,000)

Earnings (Loss) per share:
As reported:
Basic:
Class A	$0.17	$(0.12)	$0.25	$(0.01)
Class B	$0.18	$(0.12)	$0.26	$ 0.00
Diluted:
Class A	$0.17	$(0.12)	$0.25	$(0.01)
Class B	$0.17	$(0.12)	$0.26	$ 0.00

Pro Forma:
Basic:
Class A	$0.16	$(0.14)	$0.23	$(0.03)
Class B	$0.17	$(0.13)	$0.24	$(0.02)
Diluted:
Class A	$0.16	$(0.14)	$0.23	$(0.03)
Class B	$0.17	$(0.13)	$0.24	$(0.02)

Note 2. Inventories

Inventory components of the Company are as follows:

	December 31,	June 30,
(Amounts in Thousands)	2003	2003

Finished Products	$30,201	$29,639
Work-in-Process	13,499	14,709
Raw Materials	43,002	42,951

Total Inventory, net	$86,702	$87,299

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three and six month periods ended December 31, 2003 and 2002 is as follows:

Three Months Ended	Six Months Ended
December 31,	December 31,

	2003	2002	2003	2002

(Amounts in Thousands)
Net Income (Loss)	$6,604	$(4,609)	$ 9,682	$ (11)
Change in Unrealized Gains/Losses on Securities [1]	(239)	(66)	(231)	-0-
Change in Gains/Losses on Derivatives [2]	712	(16)	688	(19)
Foreign Currency Translation Adjustment	36	1,916	47	1,593

Comprehensive Income (Loss)	$7,113	$(2,775)	$10,186	$1,563

[1] Net of tax expense/(benefit) of ($129) and ($36) for the three months ended December 31, 2003 and 2002, respectively, and ($124) and $0 for the six months ended December 31, 2003 and 2002, respectively.

[2] Net of tax expense of $263 for the three months ended December 31, 2003 and $258 for the six months ended December 31, 2003.

Note 4. Segment Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture and Cabinets segment provides furniture for the office, residential, and hospitality industries, all sold under the Company's family of brand names. The Furniture and Cabinets segment also provides engineering and manufacturing services which utilize common production and support capabilities on a contract basis to customers in the residential furniture and cabinets, office furniture, and retail infrastructure industries, as well as forest products. The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. The Company's focus is on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The Company currently sells primarily to customers in the transportation, industrial controls, computer, telecommunications and medical industries. Intersegment sales are insignificant. Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments. Unallocated corporate net income consists of net income not allocated to segments for purposes of evaluating segment performance and includes income from corporate investments and other non-operational items. The basis of segmentation and accounting policies of the segments are consistent with those as disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

Three Months Ended	Six Months Ended
December 31,	December 31,

	2003		2002		2003		2002

(Amounts in Thousands)
Net Sales:
Furniture and Cabinets	$190,359		$188,169		$362,336		$366,125
Electronic Contract Assemblies	110,386		114,157		212,388		226,297
Unallocated Corporate and Eliminations	325		14		521		33

Consolidated	$301,070		$302,340		$575,245		$592,455

Net Income (Loss):
Furniture and Cabinets	$ (335)		$ (7,822)		$ (1,473)		$ (7,618)
Electronic Contract Assemblies	5,570		2,462		8,589		5,697
Unallocated Corporate and Eliminations	1,369		751		2,566		1,910

Consolidated	$ 6,604	[1]	$ (4,609)	[2]	$ 9,682	[1]	$ (11)	[2]

Total Assets:
Furniture and Cabinets	$347,072		$359,000
Electronic Contract Assemblies	200,492		229,044
Unallocated Corporate and Eliminations	64,852		46,739

Consolidated	$612,416		$634,783

[1] Net Income includes after-tax restructuring charges of $742 and $1,153 in the three and six months ended December 31, 2003.  On a segment basis, in the three and six months ended December 31, 2003, the Furniture and Cabinets segment recorded $437 and $753 of restructuring charges and Unallocated Corporate recorded $305 and $400 of restructuring charges, respectively.  See Note 5 of the Condensed Consolidated Financial Statements for more information on restructuring.

[2] Net Loss includes after-tax restructuring and other charges of $9,958 in both the three and six months ended December 31, 2002.  On a segment basis, in both the three and six months ended December 31, 2002, the Furniture and Cabinets segment recorded $7,488 of restructuring and other charges and the Electronic Contract Assemblies segment recorded a $2,470 restructuring charge.  See Note 5 of the Condensed Consolidated Financial Statements for more information on restructuring.

Sales by Product Line

The Furniture and Cabinets segment produces and sells a broad range of similar products and services. Net sales to external customers by product line within the Furniture and Cabinets segment are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

(Amounts in Thousands)
Net Sales:
Furniture and Cabinets
Branded Furniture	$140,743	$135,231	$269,034	$260,296
Contract Furniture and Cabinets	34,797	42,761	64,424	85,164
Forest Products	14,819	10,177	28,878	20,665

Total	$190,359	$188,169	$362,336	$366,125

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

As a result of the restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $0.6 million and $2.4 million in the three and six months ending December 31, 2003, respectively. Included in the second quarter of fiscal 2004 restructuring charge is $0.1 million for asset write-downs and $0.5 million for plant closure and other exit costs. Included in the year-to-date restructuring charge is $1.2 million for asset write-downs and $1.2 million for plant closure and other exit costs. The Company accounts for restructuring costs in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Cost Associated with Exit or Disposal Activities. Based on the costs incurred since inception of $23.8 million and the latest cost estimates, the Company estimates total pre-tax restructuring and other costs to be approximately $25 million.

On a segment level, during the quarter ended December 31, 2003 within the Furniture and Cabinets segment, the Company recorded pre-tax restructuring charges of $0.6 million, primarily related to plant closure and other exit costs, and asset write-downs. During the six month period ended December 31, 2003, the Furniture and Cabinets segment recorded pre-tax restructuring charges of $1.2 million primarily related to asset write-downs, and plant closure and other exit costs, and Unallocated Corporate recorded $1.2 million of pre-tax restructuring charges, primarily related to asset write-downs.

The Company has implemented most activities relative to the restructuring plan, with remaining activities expected to be substantially complete by June 30, 2004. These charges are included in the Restructuring and Other Expense line item on the Company's Condensed Consolidated Statements of Income.

Fiscal Year 2003 Charges
The consolidated operating results for the three and six months ended December 31, 2002 included pre-tax restructuring charges of $9.4 million, of which $4.3 million was recorded within the Furniture and Cabinets segment and $5.1 million was recorded within the Electronic Contract Assemblies segment.

The consolidated operating results for the three and six months ended December 31, 2002 also included a pre-tax charge of $8.0 million for asset impairment within the Furniture and Cabinets segment to align the carrying values of long-lived assets with their fair values. The charge was unrelated to the above described restructuring plan and was pursuant to the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and was included in the Restructuring and Other Expense line item on the Company's Condensed Consolidated Statements of Income.

Accrued Restructuring:
At December 31, 2003, a total of $0.2 million of restructuring liabilities related to the 2003 restructuring plan remained on the Condensed Consolidated Balance Sheet. The restructuring charge, utilization and cash paid to date, and ending reserve balances at December 31, 2003 were as follows:

(Amounts in Thousands)	Transition and Other Employee Costs	Asset Write-downs	Plant Closure and Other Exit Costs	Total

Accrued Restructuring at June 30, 2003	$ 17	$ -0-	$ 575	$ 592

Amounts Charged - Cash	16	-0-	1,229	1,245
Amounts Charged - Non-Cash	-0-	1,176	-0-	1,176

Subtotal	16	1,176	1,229	2,421

Amounts Utilized / Cash Paid	(16)	(1,176)	(1,640)	(2,832)
Amounts Adjusted	(17)	-0-	-0-	(17)

Accrued Restructuring at December 31, 2003	$ -0-	$ -0-	$ 164	$ 164

Note 6. Guarantees and Product Warranties

As of December 31, 2003, the Company had guarantees issued which are contingent on the future performance of another entity. The guarantees include customer lease financing with recourse, whereby the Company may become liable to a third party leasing company if the customer defaults on its lease, and guarantees of third party dealer facility leases and bank loans, whereby the Company may become liable if the dealer defaults on a lease or bank loan. At the inception of a guarantee, the Company recognizes a liability for obligations the Company may incur if specified triggering events or conditions occur. The liability is recorded at fair value which is estimated based on various factors including risk that the Company may have to perform under a guarantee, and ability to recover against payments made on a guarantee. The maximum potential liability and carrying amount recorded for these guarantees is immaterial to the Company's financial position.

The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered. Management may refine the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the six months ended December 31, 2003 and 2002 were as follows:

	Six Months Ended December 31,

(Amounts in Thousands)	2003	2002

Balance as of July 1	$5,011	$6,156
Accrual for warranties issued	1,157	678
Accruals related to pre-existing warranties (including changes in estimates)	9	87
Settlements made (in cash or in kind)	(1,131)	(1,055)

Product Warranty Liability as of December 31	$5,046	$5,866

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW
Kimball International, Inc. provides a vast array of products from its two business segments: the Furniture and Cabinets segment and the Electronic Contract Assemblies segment. The Furniture and Cabinets segment provides furniture for the office, residential and hospitality industries, all sold under the Company's family of brand names. The Furniture and Cabinets segment also provides engineering and manufacturing services which utilize common production and support capabilities on a contract basis to customers in the residential furniture and cabinets, office furniture, and retail infrastructure industries, as well as forest products. The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally.

Management currently considers the following events, trends and uncertainties to be most important to understanding its financial condition and operating performance:

  Recent increases in capital investments in the general economy appear to indicate improvement in most end markets, which in part is evident in increased demand for furniture sold by the Company since the beginning of fiscal year 2004. Competitive pricing continues to put pressure on operating margins.
  The Electronic Contract Assemblies segment continues to increase sales to the transportation industry, while also striving to diversify its customer base. Competitive pricing continues to put pressure on operating margins.
  Supply chain response in the Furniture and Cabinets segment to meet the higher volumes is challenging as many suppliers have reduced inventories during the recession and appear to be reluctant to increase capacity until they gain more confidence in the improving economy. In addition, suppliers are increasing prices which the Company is attempting to manage to minimize the impact on margins.
  Cost increases relating to audit fees, healthcare and commercial insurance are challenges that the Company continues to face, and as a result, relentless focus is placed on cost reduction and productivity gains throughout the Company.

FINANCIAL OVERVIEW
Net sales in the second quarter of fiscal year 2004 were $301,070,000, which were slightly less than second quarter net sales posted in fiscal year 2003 as a net sales decrease within the Electronic Contract Assemblies segment more than offset an increase in sales in the Furniture and Cabinets segment. Second quarter fiscal year 2004 net income was $6,604,000, or $0.17 per Class B diluted share, inclusive of after-tax restructuring charges of $742,000, or $0.02 per Class B diluted share. The second quarter fiscal year 2003 net loss was $4,609,000, or $0.12 per Class B diluted share, including after-tax costs associated with restructuring actions and a one-time charge for an asset impairment totaling $9,958,000, or $0.26 per Class B diluted share. Net sales for the six-month period ended December 31, 2003 of $575,245,000 were down 3% from the same period in the prior year due to net sales decreases in both of the Company's segments. Current year net income for the six-month period ended December 31, 2003 totaled $9,682,000, or $0.26 per Class B diluted share, inclusive of after-tax restructuring charges of $1,153,000, or $0.03 per Class B diluted share. Prior year net loss for the six-month period ended December 31, 2002 totaled $11,000, or $0.00 per Class B diluted share, inclusive of after-tax restructuring and other charges of $9,958,000, or $0.26 per Class B diluted share. Consolidated net earnings improved from the prior year same periods in both the second quarter of fiscal year 2004 and fiscal year-to-date due to net earnings improvements in both the Furniture and Cabinets segment and the Electronic Contract Assemblies segment.

During the second quarter of the fiscal year 2003, the Company's Board of Directors approved a restructuring plan comprised of incremental cost scaling actions to more closely align the Company's operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity within both of the Company's segments. The Company has implemented most activities relating to the restructuring plan, with remaining activities expected to be substantially complete by June 30, 2004. Management estimates that once the restructuring actions are completed, they will reduce the Company's total cost structure by approximately $20 million on an annualized pre-tax basis, with part of the savings to be redeployed into strategic initiatives designed to accelerate sales growth and improve quality and efficiencies. (See Note 5 to the condensed consolidated financial statements for more information on restructuring.)

Consolidated selling, general and administrative (SG&A) expenses increased slightly in absolute dollars and as a percent of sales in the second quarter of fiscal year 2004 when compared to the prior year same quarter.

Other income increased from the prior year for both the three and six-month periods ended December 31, 2003 in part due to an increase in rental income.

The effective income tax rate for the second quarter of fiscal year 2004 decreased 7.8 percentage points from the same quarter last year primarily due to a greater contribution of foreign income with the benefit of lower tax rates. The fiscal year 2004 six-month effective tax rate decreased 0.2 percentage points from the prior year same period.

RESULTS OF OPERATIONS BY SEGMENT - THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 2002

FURNITURE AND CABINETS SEGMENT
The Furniture and Cabinets segment provides furniture for a variety of industries, sold under the Company's family of brand names and on a contract basis. The Company's production flexibility allows it to utilize portions of the available production capacity created by lower volumes within these product lines to support and balance increased production schedules of other product lines within this segment.

When compared to the prior year, second quarter fiscal year 2004 net sales increased 1% in the Furniture and Cabinets segment as net sales increases in the forest products and branded furniture product lines were partially offset by a net sales decrease in the contract furniture and cabinets product line. Six-month net sales for fiscal year 2004 declined 1% as a decrease in the contract furniture and cabinets product line more than offset net sales increases in the forest products and branded furniture product lines.

Net sales for the three and six-month periods ended December 31, 2003 of the Company's branded furniture products, which include office, residential and hospitality furniture, increased 4% and 3%, respectively, from the same periods last year primarily from an increase in net sales of office furniture. Branded furniture products open orders at December 31, 2003 were higher than open orders at December 31, 2002.

Net sales of contract furniture and cabinets, which includes residential furniture and cabinets, office furniture, and retail infrastructure, for the current year second quarter and fiscal year-to-date declined 19% and 24%, respectively, compared to the prior year same periods. The net sales decreases within this product line are primarily due to residential furniture and cabinets experiencing a sales decline when compared with the prior year same quarter and year-to-date as per unit sales revenues were down due to customer design changes and continued customer pricing pressures. At December 31, 2003, open orders for the contract furniture and cabinets product line were less than open orders at December 31, 2002.

Net sales in the forest products product line increased 46% and 40%, respectively, in the second quarter and first half of fiscal year 2004, compared to the prior year same periods. Increased fiscal year 2004 second quarter and year-to-date sales of lumber and veneer products more than offset the decreased sales of dimension products, which were down as a result of the Company's election to exit two wood dimension manufacturing facilities during the second quarter of fiscal year 2003. Net sales of lumber and veneer have increased in the current year due to greater exporting to Europe driven in part by the weaker United States dollar as well as greater exporting to China due to the expansion of the Chinese economy and its furniture markets. Open orders for forest products as of December 31, 2003 were higher than open orders at December 31, 2002.

The Furniture and Cabinets segment produced a net loss of $0.3 million in the second quarter of fiscal year 2004, inclusive of after-tax restructuring charges of $0.4 million, but showed improvement over the $7.8 million net loss of the prior year second quarter, which also included $7.5 million after-tax expense relating to restructuring and an asset impairment charge. Gross profit, as a percent of net sales, declined in the second quarter of fiscal year 2004 when compared to the second quarter last year largely as a result of higher material and overhead costs. Gross profit continued to be negatively impacted by higher freight costs and start-up costs associated with a new contract cabinet assembly facility in Mexico. Furniture and Cabinets segment second quarter fiscal 2004 selling, general, and administrative spending decreased in absolute dollars and as a percent of net sales. Second quarter fiscal year 2004 net losses in the forest products product line, which totaled $1.9 million, or $0.05 per Class B diluted share, continue to affect overall segment profitability. The current quarter forest products net losses have improved from the prior year second quarter, as restructuring benefits associated with the exit of the wood dimension operations and face veneer operations in fiscal year 2003 are being realized. For the six-month period ended December 31, 2003, the Furniture and Cabinets segment recorded a net loss of $1.5 million, inclusive of $0.8 million of after-tax restructuring charges as compared to a year-to-date fiscal year 2003 net loss of $7.6 million, inclusive of $7.5 million of after-tax restructuring charges.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, supply chain cost pressures, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Form 10-K filing for the period ended June 30, 2003.

ELECTRONIC CONTRACT ASSEMBLIES SEGMENT
Electronic Contract Assemblies segment net sales for the three and six-month periods ended December 31, 2003 decreased 3% and 6%, respectively, from the same periods in the prior year due primarily to lower electronic assembly sales to customers in the computer, telecommunications, and industrial control industries which more than offset increased sales to customers in the transportation and medical industries.

Electronic Contract Assemblies segment second quarter fiscal year 2004 net income totaled $5.6 million, which is an increase from the prior year second quarter net income of $2.5 million, which included $2.5 million of after-tax restructuring charges. The current year second quarter net income was positively impacted by lower taxes as a greater portion of income was generated during the quarter by foreign facilities which have a lower effective tax rate than the Company's domestic facilities. Gross profit, as a percent of net sales, in the Electronic Contract Assemblies segment decreased in the second quarter compared to the prior year second quarter due in part to customer price reductions. Selling, general and administrative expenses for this segment remained flat, as a percent of net sales, for the second quarter of fiscal year 2004 when compared to the same quarter last year. For the six-month period ended December 31, 2003, this segment recorded net income of $8.6 million as compared to a year-to-date fiscal year 2003 net income of $5.7 million, inclusive of $2.5 million of after-tax restructuring charges. In addition to the positive tax impact of greater net income from foreign facilities, the year-to-date net income improvement was also aided by the exit of an underperforming facility in fiscal year 2003 which had been operating at a loss.

Included in this segment are sales to one customer, TRW Automotive, Inc., a full-service automotive supplier, which accounted for the following portions of consolidated net sales and Electronic Contract Assemblies segment net sales:

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002

As a % of consolidated net sales	14%	15%	14%	15%
As a % of Electronic Contract Assemblies net sales	37%	41%	38%	40%

The reduced percentages of segment and consolidated net sales are a result of the Company's on-going efforts to diversify its customer base. TRW Automotive, Inc. in turn sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicles, which partially mitigates the Company's exposure to a single customer.

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

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased globalization, rapid technological changes, component availability, the contract nature of this industry, supply chain cost pressures, and the importance of sales to one customer. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Form 10-K filing for the period ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash, cash equivalents, and short-term investments were $77 million at December 31, 2003 compared to $82 million at June 30, 2003. Working capital at December 31, 2003 was $208 million and $201 million at June 30, 2003. The current ratio was 2.5 at December 31, 2003 and June 30, 2003.

Operating activities generated $22 million of cash flow in the first six months of fiscal year 2004 compared to $9 million in the same period of fiscal year 2003. The Company reinvested $20 million into capital investments for the future, including manufacturing equipment and improvements to the Company's information technology systems and solutions. The Company expects to continue to invest in resources for leveraging new and improved information technology systems and solutions in fiscal year 2004. Financing cash flow activities included $12 million in dividend payments, which remained flat with the prior year six months ended December 31, 2002.

At December 31, 2003 and June 30, 2003, the Company had no short-term borrowings outstanding under its $100 million revolving credit facility that allows for both issuances of letters of credit and cash borrowings. The Company issued $4.7 million in letters of credit against the credit facility which reduces total availability to borrow to $95.3 million as of December 31, 2003. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company is in compliance with these covenants at December 31, 2003.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations and the availability of borrowing under the Company's revolving credit facility will be sufficient in fiscal year 2004 for working capital needs and investments in the Company's future, including potential acquisitions. The Company's primary source of funds is its ability to generate cash from operations to meet its obligations, which could be affected by factors such as a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. The Company's secondary source of funds is its revolving credit facility, which is contingent on complying with certain debt covenants, and the Company does not expect the covenants to limit or restrict its ability to borrow on the facility in fiscal year 2004. The Company anticipates maintaining a strong liquidity position for the 2004 fiscal year. The Company is currently renegotiating a credit facility to replace the current credit facility when it expires in May 2004.

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

CRITICAL ACCOUNTING POLICIES
The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgement in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. Kimball management overlays a fundamental philosophy of valuing its assets and liabilities in an appropriately conservative manner. Management believes the following critical accounting policies reflect the more significant judgements and estimates used in preparation of the Company's consolidated financial statements and are the policies that are most critical in the portrayal of the Company's financial position and results of operations. Management has discussed these critical accounting policies and estimates with the Audit Committee of the Company's Board of Directors and with the Company's independent auditors.

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

  Allowance for sales returns - At the time revenue is recognized, certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At December 31, 2003 and June 30, 2003, the reserve for returns and allowances was $3.0 million and $2.8 million, respectively. Over the past three years, the returns and allowances reserve has been approximately 1% to 2% of gross trade receivables.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgement is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at December 31, 2003 and June 30, 2003 was $4.7 million and $4.9 million, respectively, and over the past three years, this reserve has trended between approximately 2% and 4% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 48% and 51% of consolidated inventories at December 31, 2003 and June 30, 2003, respectively, including approximately 80% and 91% of the Furniture and Cabinets segment inventories at December 31, 2003 and June 30, 2003, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials for contract-based business from customer orders and projections, primarily in the case of long lead-time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments where minimal lot sizes, component allocation or other component procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and actuarial analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At December 31, 2003 and June 30, 2003, the Company's accrued liabilities for self-insurance exposure were $8.6 million and $4.3 million, respectively, excluding amounts funded in a voluntary employees' beneficiary association (VEBA) trust. The June 30, 2003 balance is lower due to the Company's funding of the VEBA trust near the end of the fiscal year.

FORWARD-LOOKING STATEMENTS
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes", "estimates", "projects", "expects", "anticipates" and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, general economic conditions, significant volume reductions from key contract customers, loss of key customers or suppliers within specific industries, availability or cost of raw materials, increased competitive pricing pressures reflecting excess industry capacities, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Form 10-K filing for the period ended June 30, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk: As of December 31, 2003, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $32 million. These securities are classified as available-for-sale and are stated at market value with unrealized gains and losses recorded net of tax related effect as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at December 31, 2003 would cause the fair value of these short-term investments to decline by an immaterial amount.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2003, the Chief Executive Officer and Chief Financial Officer of the Company concluded, based upon their best judgement, that the Company's disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Share Owners was held on October 21, 2003. The Board of Directors was elected in its entirety, based on the following election results:

Nominees as Directors by Holders of Class A Common Stock	Votes For*	Votes Withheld
Douglas A. Habig	12,747,162	104,874
James C. Thyen	12,747,618	104,418
John B. Habig	12,749,902	102,134
Ronald J. Thyen	12,747,618	104,418
Christine M. Vujovich	12,827,390	24,646
Brian K. Habig	12,748,742	103,294
John T. Thyen	12,748,642	103,394
Alan B. Graf, Jr.	12,825,590	26,446
Polly B. Kawalek	12,745,902	106,134
Harry W. Bowman	12,827,390	24,646
Geoffrey L. Stringer	12,827,390	24,646

*Votes for nominees as Directors by holders of Class A Common Stock represented 93% of the total 13,739,135 Class A shares outstanding and eligible to vote.
Nominee as Director by Holders of Class B Common Stock	Votes For*	Votes Withheld
Dr. Jack R. Wentworth	21,424,692	241,291

*Votes for nominee as Director by holders of Class B Common Stock represented 88% of the total 24,337,079 Class B shares outstanding and eligible to vote.

The 2003 Stock Option and Incentive Plan was approved by holders of Class A Common Stock to replace the 1996 Stock Incentive Program and the 1996 Director Stock Compensation and Option Plan, based on the following voting results:

Votes For*: 12,240,022	Votes Against: 209,203	Abstentions: 51,673

*Votes for the 2003 Stock Option and Incentive Plan by holders of Class A Common Stock represented 89% of the total 13,739,135 Class A shares outstanding and eligible to vote.

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

(32.1)  Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)  Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K filed during the quarter ended December 31, 2003

Form 8-K dated December 10, 2003 was filed pursuant to Item 5 (Other Events) which contained the Company's news release announcing that its Board of Directors had appointed President James C. Thyen as Chief Executive Officer, effective on January 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ James C. Thyen

JAMES C. THYEN President, Chief Executive Officer

By:	/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer

Date: February 4, 2004

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