Form 10-Q
period 2004-03-31
KIMBALL INTERNATIONAL INC
filed 2004-05-06
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the Registrant's common stock as of April 23, 2004 were:

Class A Common Stock - 13,655,619 shares
Class B Common Stock - 24,454,909 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	(Unaudited) March 31, 2004	June 30, 2003

Assets
Current Assets:
Cash and cash equivalents	$ 57,824	$ 51,291
Short-term investments	30,868	30,729
Receivables, less allowances of $5,124 and $6,276, respectively	125,491	126,585
Inventories	86,543	87,299
Other	39,972	42,523

Total current assets	340,698	338,427

Property and Equipment - net of accumulated depreciation of $351,965 and $351,430, respectively	196,414	198,981
Capitalized Software - net of accumulated amortization of $34,327 and $29,128, respectively	40,396	42,376
Other Assets	35,765	35,860

Total Assets	$613,273	$615,644

Liabilities and Share Owners' Equity
Current Liabilities:
Current maturities of long-term debt	$ 626	$ 1,340
Accounts payable	79,534	79,349
Dividends payable	6,080	6,023
Accrued expenses	52,642	50,342
Accrued restructuring	372	592

Total current liabilities	139,254	137,646

Other Liabilities:
Long-term debt, less current maturities	389	833
Deferred income taxes and other	41,234	41,749

Total other liabilities	41,623	42,582

Share Owners' Equity:
Common stock	2,151	2,151
Additional paid-in capital	6,202	7,107
Retained earnings	501,840	505,925
Accumulated other comprehensive income	1,353	1,283
Deferred stock-based compensation	(5,387)	-0-
Less: Treasury stock, at cost	(73,763)	(81,050)

Total Share Owners' Equity	432,396	435,416

Total Liabilities and Share Owners' Equity	$613,273	$615,644

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

(Unaudited)	(Unaudited)
Three Months Ended	Nine Months Ended
March 31,	March 31,

	2004	2003	2004	2003

Net Sales	$285,379	$285,856	$860,624	$878,311

Cost of Sales	224,657	225,770	673,744	688,519

Gross Profit	60,722	60,086	186,880	189,792

Selling, General and Administrative Expenses	56,383	55,850	170,881	171,803

Restructuring and Other Expense	901	2,107	3,305	19,497

Operating Income (Loss)	3,438	2,129	12,694	(1,508)

Other Income (Expense):
Interest expense	(301)	(43)	(364)	(135)
Interest income	314	414	1,065	1,518
Other - net	1,810	1,099	5,932	3,708

Other income - net	1,823	1,470	6,633	5,091

Income Before Income Taxes	5,261	3,599	19,327	3,583

Provision for Income Taxes	894	835	5,278	830

Net Income	$ 4,367	$ 2,764	$ 14,049	$ 2,753

Earnings Per Share of Common Stock:
Basic:
Class A	$0.11	$0.07	$0.36	$0.06
Class B	$0.12	$0.07	$0.37	$0.08
Diluted:
Class A	$0.11	$0.07	$0.36	$0.06
Class B	$0.12	$0.07	$0.37	$0.08

Dividends Per Share of Common Stock:
Class A	$0.155	$0.155	$0.465	$0.465
Class B	$0.160	$0.160	$0.480	$0.480

Average Total Number of Shares Outstanding Class A and B Common Stock:
Basic	38,111	38,073	38,097	38,060
Diluted	38,582	38,095	38,276	38,082

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Nine Months Ended March 31,

	2004	2003

Cash Flows From Operating Activities:
Net income	$14,049	$ 2,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,522	34,118
(Gain)/loss on sales of assets	(363)	325
Restructuring	1,616	15,940
Deferred income tax and other deferred charges	4,553	(4,394)
Stock-based compensation	742	330
Change in current assets and liabilities:
Receivables	1,094	25,521
Inventories	756	4,490
Other current assets	(2,090)	2,659
Accounts payable	130	(20,308)
Accrued expenses	2,388	(10,177)

Net cash provided by operating activities	53,397	51,257

Cash Flows From Investing Activities:
Capital expenditures	(26,535)	(16,625)
Proceeds from sales of assets	2,435	2,807
Proceeds from sales of facilities/subsidiaries	1,502	5,381
Purchase of capitalized software and other assets	(7,493)	(9,328)
Proceeds from cancellation of split-dollar life insurance policy	2,958	-0-
Purchases of available-for-sale securities	(23,282)	(19,273)
Sales and maturities of available-for-sale securities	22,721	39,305

Net cash (used for) provided by investing activities	(27,694)	2,267

Cash Flows From Financing Activities:
Net change in long-term debt	(1,158)	(88)
Dividends paid to share owners	(18,077)	(18,056)
Other, net	(262)	(356)

Net cash used for financing activities	(19,497)	(18,500)

Effect of Exchange Rate Change on
Cash and Cash Equivalents	327	56

Net Increase in Cash and Cash Equivalents	6,533	35,080

Cash and Cash Equivalents-Beginning of Period	51,291	18,662

Cash and Cash Equivalents-End of Period	$57,824	$53,742

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 2,161	$ 6,257
Interest	$ 397	$ 144

Total Cash, Cash Equivalents and Short-Term Investments:
Cash and cash equivalents	$57,824	$53,742
Short-term investments	30,868	33,827

Totals	$88,692	$87,569

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

Stock-Based Compensation
The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options is recognized in income.  The Company recognizes expense associated with restricted share units and performance shares, which compensate employees with common stock.  Included in compensation expense for the third quarter of 2004 is $0.2 million related to the grant of 322,150 restricted share units under the Company's 2003 Stock Option and Incentive Plan which was approved in the second quarter of 2004.  At March 31, 2004, there was $5.4 million in deferred stock-based compensation related to restricted share unit grants recorded in the Share Owners' Equity section of the Condensed Consolidated Balance Sheet.  The Company's stock-based employee compensation plans are described in the Company's Annual Report on Form 10-K for the year ended June 30, 2003 and in the Company's proxy statement filed September 10, 2003.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
(Amounts in Thousands, Except for Per Share Data)
Net Income, as reported	$4,367	$2,764	$14,049	$2,753
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	151	9	277	114
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	292	476	1,102	1,570

Pro forma net income	$4,226	$2,297	$13,224	$1,297

Earnings per share:
As reported:
Basic:
Class A	$0.11	$0.07	$0.36	$0.06
Class B	$0.12	$0.07	$0.37	$0.08
Diluted:
Class A	$0.11	$0.07	$0.36	$0.06
Class B	$0.12	$0.07	$0.37	$0.08

Pro Forma:
Basic:
Class A	$0.11	$0.06	$0.34	$0.02
Class B	$0.11	$0.06	$0.35	$0.04
Diluted:
Class A	$0.11	$0.06	$0.34	$0.02
Class B	$0.11	$0.06	$0.35	$0.04
		6

Note 2. Inventories

Inventory components of the Company are as follows:

	March 31,	June 30,
(Amounts in Thousands)	2004	2003

Finished Products	$32,001	$29,639
Work-in-Process	13,304	14,709
Raw Materials	41,238	42,951

Total Inventory, net	$86,543	$87,299

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three and nine month periods ended March 31, 2004 and 2003 is as follows:

Three Months Ended	Nine Months Ended
March 31,	March 31,

	2004	2003	2004	2003

(Amounts in Thousands)
Net Income	$4,367	$ 2,764	$14,049	$2,753
Change in Unrealized Losses on Securities [1]	(43)	(41)	(274)	(41)
Change in Gains/Losses on Derivatives [2]	(409)	5	279	(14)
Foreign Currency Translation Adjustment	18	(1,419)	65	174

Comprehensive Income	$3,933	$ 1,309	$14,119	$2,872

[1] Net of tax expense/(benefit) of ($23) and ($22) for the three months ended March 31, 2004 and 2003, respectively, and ($147) and ($21) for the nine months ended March 31, 2004 and 2003, respectively.

[2] Net of tax expense/(benefit) of ($151) for the three months ended March 31, 2004 and $107 for the nine months ended March 31, 2004. The Company's use of derivatives is generally limited to forward purchases of foreign currency designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency.

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

Three Months Ended	Nine Months Ended
March 31,	March 31,

	2004		2003		2004		2003

(Amounts in Thousands)
Net Sales:
Furniture and Cabinets	$170,379		$165,917		$532,715		$532,042
Electronic Contract Assemblies	114,587		119,814		326,975		346,111
Unallocated Corporate and Eliminations	413		125		934		158

Consolidated	$285,379		$285,856		$860,624		$878,311

Net Income (Loss):
Furniture and Cabinets	$ 28		$ (4,441)		$ (1,445)		$(12,059)
Electronic Contract Assemblies	4,368		6,373		12,957		12,070
Unallocated Corporate and Eliminations	(29)		832		2,537		2,742

Consolidated	$ 4,367	[1]	$ 2,764	[2]	$ 14,049	[1]	$ 2,753	[2]

Total Assets:
Furniture and Cabinets	$330,722		$340,125
Electronic Contract Assemblies	195,974		202,504
Unallocated Corporate and Eliminations	86,577		79,622

Consolidated	$613,273		$622,251

[1] Net Income includes after-tax restructuring charges of $264 and $1,417 in the three and nine months ended March 31, 2004, respectively.  On a segment basis, in the three and nine months ended March 31, 2004, the Furniture and Cabinets segment recorded $303 and $1,056 of restructuring charges, and Unallocated Corporate recorded $39 of restructuring income and $361 of restructuring charges, respectively.  See Note 5 of the Condensed Consolidated Financial Statements for more information on restructuring.

[2] Net Income includes after-tax restructuring and other charges of $611 and $10,569 in the three and nine months ended March 31, 2003, respectively.  On a segment basis, in the three and nine months ended March 31, 2003, the Furniture and Cabinets segment recorded $1,405 and $8,893 of restructuring and other charges and the Electronic Contract Assemblies segment recorded $640 of restructuring income and a $1,830 restructuring charge, respectively.  Unallocated Corporate recorded $154 of restructuring income in both the three and nine months ended March 31, 2003.  See Note 5 of the Condensed Consolidated Financial Statements for further discussion.

Sales by Product Line

The Furniture and Cabinets segment produces and sells a broad range of similar products and services. Net sales to external customers by product line within the Furniture and Cabinets segment are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

(Amounts in Thousands)
Net Sales:
Furniture and Cabinets
Branded Furniture	$128,705	$119,641	$397,739	$379,937
Contract Furniture and Cabinets	25,928	34,788	90,352	119,952
Forest Products	15,746	11,488	44,624	32,153

Total	$170,379	$165,917	$532,715	$532,042

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

As a result of the restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $0.9 million and $3.3 million in the three and nine months ending March 31, 2004, respectively. Included in the third quarter of fiscal 2004 restructuring charge is $0.4 million for asset write-downs, $0.1 million for employee transition and other employee costs, and $0.4 million for plant closure and other exit costs. Included in the year-to-date restructuring charge is $1.6 million for asset write-downs, $0.1 million for employee transition and other employee costs, and $1.6 million for plant closure and other exit costs. These charges are included in the Restructuring and Other Expense line item on the Company's Condensed Consolidated Statements of Income. The Company accounts for restructuring costs in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Cost Associated with Exit or Disposal Activities. Based on the costs incurred since inception of $24.7 million and the latest cost estimates, the Company estimates total pre-tax restructuring and other costs to be approximately $25 million.

On a segment level, during the quarter ended March 31, 2004 within the Furniture and Cabinets segment, the Company recorded pre-tax restructuring charges of $0.5 million, primarily related to employee transition and other employee costs, and plant closure and other exit costs, and Unallocated Corporate recorded pre-tax restructuring charges of $0.4 million, primarily related to asset write-downs.  During the nine-month period ended March 31, 2004, the Furniture and Cabinets segment recorded pre-tax restructuring charges of $1.7 million primarily related to asset write-downs, and plant closure and other exit costs, and Unallocated Corporate recorded $1.6 million of pre-tax restructuring charges, primarily related to asset write-downs.

The Company has executed most activities relative to the restructuring plan, and expects the remaining activities to be substantially complete within six months.

Fiscal Year 2003 Charges
The consolidated operating results included pre-tax restructuring charges of $2.1 million and $11.5 million for the third quarter and nine months ended March 31, 2003, respectively.  For the third quarter, $3.4 million of pre-tax restructuring charges were recorded in the Furniture and Cabinets segment, $1.0 million of pre-tax restructuring income related to adjustments to original cost estimates was recorded in the Electronic Contract Assemblies segment, and $0.3 million of pre-tax restructuring income related to adjustments to original cost estimates was recorded in Unallocated Corporate.  For the nine months ended March 31, 2003, $7.7 million of pre-tax restructuring charges were recorded in the Furniture and Cabinets segment, $4.1 million of pre-tax restructuring charges were recorded in the Electronic Contract Assemblies segment, and $0.3 million of pre-tax restructuring income was recorded in Unallocated Corporate. These charges are included in the Restructuring and Other Expense line item on the Company's Condensed Consolidated Statements of Income.

The consolidated operating results for the nine months ended March 31, 2003 also included a pre-tax charge of $8.0 million for asset impairment within the Furniture and Cabinets segment to align the carrying values of long-lived assets with their fair values. The charge was unrelated to the above described restructuring plan and was pursuant to the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The charge was included in the Restructuring and Other Expense line item on the Company's Condensed Consolidated Statements of Income.

Accrued Restructuring:
At March 31, 2004, a total of $0.4 million of restructuring liabilities related to the 2003 restructuring plan remained on the Condensed Consolidated Balance Sheet. The restructuring charge, utilization and cash paid to date, and ending reserve balances at March 31, 2004 were as follows:

(Amounts in Thousands)	Transition and Other Employee Costs	Asset Write-downs	Plant Closure and Other Exit Costs	Total

Accrued Restructuring at June 30, 2003	$ 17	$ -0-	$ 575	$ 592

Amounts Charged - Cash	113	-0-	1,385	1,498
Amounts Charged - Non-Cash	-0-	1,616	-0-	1,616

Subtotal	113	1,616	1,385	3,114

Amounts Utilized / Cash Paid	(113)	(1,616)	(1,796)	(3,525)
Amounts Adjusted	(17)	-0-	208	191

Accrued Restructuring at March 31, 2004	$ -0-	$ -0-	$ 372	$ 372

Note 6. Guarantees and Product Warranties

As of March 31, 2004, the Company had guarantees issued which are contingent on the future performance of another entity. The guarantees include customer lease financing with recourse, whereby the Company may become liable to a third party leasing company if the customer defaults on its lease, and guarantees of third party dealer facility leases and bank loans, whereby the Company may become liable if the dealer defaults on a lease or bank loan. At the inception of a guarantee, the Company recognizes a liability for obligations the Company may incur if specified triggering events or conditions occur. The liability is recorded at fair value which is estimated based on various factors including risk that the Company may have to perform under a guarantee, and ability to recover against payments made on a guarantee. The maximum potential liability and carrying amount recorded for these guarantees is immaterial to the Company's financial position.

The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered. Management may refine the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the nine months ended March 31, 2004 and 2003 were as follows:

	Nine Months Ended March 31,

(Amounts in Thousands)	2004	2003

Product Warranty Liability at the beginning of the period	$ 5,011	$ 6,156
Accrual for warranties issued	1,457	1,181
Accruals related to pre-existing warranties (including changes in estimates)	60	(85)
Settlements made (in cash or in kind)	(1,513)	(1,482)

Product Warranty Liability at the end of the period	$ 5,015	$ 5,770

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

  The Electronic Contract Assemblies segment continues to increase sales to the transportation industry, while also striving to diversify its customer base. Competitive pricing continues to put pressure on operating margins as consumer incentive programs are promoted by the automotive industry.

  Suppliers of several key components, including steel and wood composite sheet stock, are increasing prices which the Company is attempting to manage to minimize the impact on margins.

  Cost increases relating to audit fees, healthcare and commercial insurance are challenges that the Company continues to face, and as a result, relentless focus is placed on cost reduction and productivity gains throughout the Company.

FINANCIAL OVERVIEW
Net sales in the third quarter of fiscal year 2004 were $285,379,000, which approximated third quarter net sales posted in fiscal year 2003 as a net sales decrease within the Electronic Contract Assemblies segment offset an increase in sales in the Furniture and Cabinets segment. Third quarter fiscal year 2004 net income was $4,367,000, or $0.12 per Class B diluted share, inclusive of after-tax restructuring charges of $264,000, which is less than $0.01 per Class B diluted share. The third quarter fiscal year 2003 net income was $2,764,000, or $0.07 per Class B diluted share, including after-tax restructuring charges of $611,000, or $0.02 per Class B diluted share. Consolidated third quarter fiscal year 2004 net earnings improved from the prior year same period as net earnings improvements in the Furniture and Cabinets segment more than offset a net earnings decline in the Electronic Contract Assemblies segment.

Net sales for the nine-month period ended March 31, 2004 of $860,624,000 were down 2% from the same period in the prior year due to a decrease in net sales in the Electronic Contract Assemblies segment. Furniture and Cabinets segment net sales for the same nine-month period were flat with the prior year nine-month period. Current year net income for the nine-month period ended March 31, 2004 totaled $14,049,000, or $0.37 per Class B diluted share, inclusive of after-tax restructuring charges of $1,417,000, or $0.04 per Class B diluted share. Prior year net income for the nine-month period ended March 31, 2003 totaled $2,753,000, or $0.08 per Class B diluted share, inclusive of $10,569,000, or $0.28 per Class B diluted share of after-tax restructuring charges and a one-time asset impairment charge. For the nine-month period ended March 31, 2004, consolidated net earnings improved in both the Furniture and Cabinets segment and the Electronic Contract Assemblies segment compared to the prior year same period.

During the second quarter of fiscal year 2003, the Company's Board of Directors approved a restructuring plan comprised of incremental cost scaling actions to more closely align the Company's operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity within both of the Company's segments. The Company has executed most activities relating to the restructuring plan, with remaining activities expected to be substantially complete within six months. Management estimates that once the restructuring actions are completed, they will reduce the Company's total cost structure by approximately $20 million on an annualized pre-tax basis, with part of the savings to be redeployed into strategic initiatives designed to accelerate sales growth and improve quality and efficiencies. (See Note 5 to the condensed consolidated financial statements for more information on restructuring.)

Consolidated selling, general and administrative (SG&A) expenses increased in absolute dollars and as a percent of sales in the third quarter of fiscal year 2004 when compared to the prior year same quarter due to costs relating to investment in business development and higher incentive compensation costs. For the nine-month period ended March 31, 2004, consolidated SG&A expenses increased as a percent of sales, but decreased in absolute dollars compared to the prior year same period.

Other income increased from the prior year for the nine-month period ended March 31, 2004 in part due to an increase in rental income for idled manufacturing space.

The effective income tax rate for the third quarter of fiscal year 2004 decreased 6.2 percentage points from the same quarter last year in part due to the tax effect of the Company's foreign operations and increased tax benefits associated with research and development activities. The fiscal year 2004 nine-month effective tax rate increased 4.1 percentage points from the prior year same period due primarily to the prior year benefits associated with the donation of an idled facility which was partially offset by current year tax effects of the Company's foreign operations.

RESULTS OF OPERATIONS BY SEGMENT - THREE AND NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 2003

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

When compared to fiscal 2003 third quarter net sales of $165.9 million, third quarter fiscal year 2004 net sales of $170.4 million increased 3% in the Furniture and Cabinets segment as net sales increases in the forest products and branded furniture product lines were partially offset by a net sales decrease in the contract furniture and cabinets product line. Furniture and Cabinets segment nine-month net sales for fiscal year 2004 were flat as compared to the prior year same period as net sales increases in the forest products and branded furniture product lines were offset by a net sales decrease in the contract furniture and cabinets product line.

Net sales for the three and nine-month periods ended March 31, 2004 of the Company's branded furniture products, which include office, residential and hospitality furniture, increased 8% and 5%, respectively, from the same periods last year primarily from an increase in net sales of office furniture. The net sales increase is attributable to an increase in sales volume and to a lesser degree, a price increase on select branded furniture products. Branded furniture products open orders at March 31, 2004 were lower than open orders at March 31, 2003 as an increase in office furniture open orders were offset by a decrease in open orders for hospitality furniture.

Net sales of contract furniture and cabinets, which includes residential furniture and cabinets, office furniture, and retail infrastructure, for the current year third quarter and fiscal year-to-date both declined 25%, compared to the prior year same periods. The net sales decreases within this product line are primarily due to residential furniture and cabinets experiencing a sales decline when compared with the prior year same quarter and year-to-date as per unit sales revenues were down due to customer design and product changes as well as continued customer pricing pressures. At March 31, 2004, open orders for the contract furniture and cabinets product line were flat with open orders at March 31, 2003.

Net sales in the forest products product line increased 37% and 39%, respectively, in the third quarter and year-to-date fiscal year 2004, compared to the prior year same periods. Net sales of lumber have increased in the current year third quarter which is partially due to price increases on select products as well as greater exporting to Europe. Open orders for forest products as of March 31, 2004 were higher than open orders at March 31, 2003.

The Furniture and Cabinets segment produced slight net income in the third quarter of fiscal year 2004, inclusive of after-tax restructuring charges of $0.3 million, which was an improvement over the $4.4 million net loss of the prior year third quarter, which included $1.4 million after-tax expense relating to restructuring activities. The year over year third quarter improvement is the result of improved net earnings in all product lines within this segment. Gross profit, as a percent of net sales, improved in the third quarter of fiscal year 2004 when compared to the third quarter last year as material, labor, and overhead each improved, as a percent of net sales. Furniture and Cabinets segment third quarter fiscal 2004 selling, general, and administrative spending decreased in absolute dollars and as a percent of net sales as compared to the third quarter of fiscal 2003. The contract manufacturing product line experienced operating inefficiencies during the current year third quarter which were more than offset by other improvements in this segment. Net income for the current year third quarter benefited from price increases on select products within this segment. In addition, losses in the forest products product line in the fiscal 2004 third quarter, which totaled $0.03 per Class B diluted share, improved from the loss incurred in the same quarter of the prior year which totaled $0.06 per Class B diluted share as gross profit improved within this product line. When compared to the third quarter of last year, the current quarter net income also includes benefits associated with the exit of underperforming facilities related to the restructuring activities that were initiated in fiscal year 2003. For the nine-month period ended March 31, 2004, the Furniture and Cabinets segment recorded a net loss of $1.4 million, inclusive of $1.1 million of after-tax restructuring charges as compared to a year-to-date fiscal year 2003 net loss of $12.1 million, inclusive of $8.9 million of after-tax restructuring charges and the one-time asset impairment charge. The fiscal 2004 year-to-date net earnings improvement over prior year-to-date is attributable to improvements in all product lines within this segment.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, supply chain cost pressures, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Form 10-K filing for the period ended June 30, 2003.

ELECTRONIC CONTRACT ASSEMBLIES SEGMENT
Electronic Contract Assemblies segment net sales of $114.6 million for the third quarter of fiscal year 2004 declined 4% from net sales of $119.8 million for the prior year third quarter, due primarily to lower electronic assembly sales to customers in the computer industry which more than offset sales increases to customers in the transportation, telecommunications, medical, and industrial controls industries. Electronic Contract Assemblies segment net sales for the nine-month period ended March 31, 2004 decreased 6% from the same period in the prior year due primarily to lower electronic assembly sales to customers in the computer and telecommunications industries which more than offset increased sales to customers in the transportation, medical, and industrial controls industries.

Electronic Contract Assemblies segment third quarter fiscal year 2004 net income totaled $4.4 million, which is a decrease from the prior year third quarter net income of $6.4 million, which included $0.6 million of after-tax restructuring income related to adjustments to original cost estimates. Gross profit, as a percent of net sales, in the Electronic Contract Assemblies segment decreased in the third quarter compared to the prior year third quarter due in part to competitive price discounting pressures and a shift in product mix to lower margined product . Selling, general and administrative expenses for this segment increased in absolute dollars and as a percent of net sales for the third quarter of fiscal year 2004 when compared to the same quarter last year primarily due to costs relating to business development. For the nine-month period ended March 31, 2004, this segment recorded net income of $13.0 million as compared to a year-to-date fiscal year 2003 net income of $12.1 million, inclusive of $1.8 million of after-tax restructuring charges.

Included in this segment are sales to one customer, TRW Automotive, Inc., a full-service automotive supplier, which accounted for the following portions of consolidated net sales and Electronic Contract Assemblies segment net sales:

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003

As a % of consolidated net sales	14%	19%	14%	16%
As a % of Electronic Contract Assemblies segment net sales	36%	44%	37%	42%

The reduced percentages of segment and consolidated net sales are a result of certain TRW products reaching end of life in addition to the Company's on-going efforts to diversify its customer base. TRW Automotive, Inc. sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicles, which partially mitigates the Company's exposure to a single customer.

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

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash, cash equivalents, and short-term investments were $89 million at March 31, 2004 compared to $82 million at June 30, 2003. Working capital at both March 31, 2004 and June 30, 2003 was $201 million. The current ratio was 2.4 at March 31, 2004 and 2.5 at June 30, 2003.

Operating activities generated $53 million of cash flow in the first nine months of fiscal year 2004 compared to $51 million in the same period of fiscal year 2003. The Company reinvested $34 million into capital investments for the future, including the previously leased building which houses the electronics operation in Poland, manufacturing equipment as well as improvements to the Company's information technology systems. The Company expects to continue to invest in resources for leveraging new and improved information technology systems and solutions in fiscal year 2004. Financing cash flow activities included $18 million in dividend payments, which remained flat with the prior year nine months ended March 31, 2003.

At March 31, 2004 and June 30, 2003, the Company had no short-term borrowings outstanding under its $100 million revolving credit facility that allows for both issuances of letters of credit and cash borrowings. The Company issued $4.0 million in letters of credit against the credit facility which reduces total availability to borrow to $96.0 million as of March 31, 2004. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company is in compliance with these covenants at March 31, 2004.

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

OFF-BALANCE SHEET ARRANGEMENTS
Other than operating leases entered into in the normal course of business, the Company's off-balance sheet arrangements are limited to guarantees, which are contingent on the future performance of another entity. However, these arrangements do not have a material current effect and are not reasonably likely to have a material future effect on the Company's financial condition, results of operations, liquidity, capital expenditures or capital resources. The Company does not have material exposures to trading activities of non-exchange traded contracts or transactions with related parties.

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

  Allowance for sales returns - At the time revenue is recognized, certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At both March 31, 2004 and June 30, 2003, the reserve for returns and allowances was $2.8 million. Over the past three years, the returns and allowances reserve has been approximately 1% to 2% of gross trade receivables.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgement is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at March 31, 2004 and June 30, 2003 was $3.7 million and $4.9 million, respectively, and over the past three years, this reserve has trended between approximately 2% and 4% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 51% of consolidated inventories at March 31, 2004 and June 30, 2003, including approximately 83% and 91% of the Furniture and Cabinets segment inventories at March 31, 2004 and June 30, 2003, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials for contract-based business from customer orders and projections, primarily in the case of long lead-time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments where minimal lot sizes, component allocation or other component procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and actuarial analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At March 31, 2004 and June 30, 2003, the Company's accrued liabilities for self-insurance exposure were $7.3 million and $4.3 million, respectively, excluding amounts funded in a voluntary employees' beneficiary association (VEBA) trust. The June 30, 2003 balance is lower due to the Company's funding of the VEBA trust near the end of the fiscal year.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk: As of March 31, 2004, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $31 million. These securities are classified as available-for-sale and are stated at market value with unrealized gains and losses recorded net of tax related effect as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at March 31, 2004 would cause the fair value of these short-term investments to decline by an immaterial amount.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer of the Company concluded, based upon their best judgement, that the Company's disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(10)   Supplemental Employee Retirement Plan (2004 Revision)

(11)  Computation of Earnings Per Share

(31.1) Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)  Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)  Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K filed during the quarter ended March 31, 2004

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

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer

Date: May 6, 2004

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description

10	Supplemental Employee Retirement Plan (2004 Revision)
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002