Form 10-K
period 2004-06-30
KIMBALL INTERNATIONAL INC
filed 2004-08-27
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

The number of shares outstanding of the Registrant's common stock as of August 10, 2004 were:
          Class A Common Stock - 13,626,298 shares
          Class B Common Stock - 24,484,230 shares

Class A Common Stock is not publicly traded and, therefore, no market value is available.  The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 31, 2003 (the last business day of the Registrant's most recently completed second fiscal quarter) was $362.0 million, based upon an estimate that 92.7% of Class B Common Stock is held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 19, 2004, are incorporated by reference into Part III.

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

Such statements involve risk, uncertainty, and their ultimate validity is affected by a number of factors, both specific and general.  Specific risk factors may be noted along with the statement itself.  However, other more general risks and uncertainties which are inherent in any forward-looking statement include, but are not necessarily limited to the following:

  Demand for the Company's product

  Significant volume reductions from key contract customers

  Loss of key customers or suppliers within specific industries

  Increased competitive pricing pressures reflecting excess industry capacities

  Change in product sales mix

  Availability and/or cost of raw materials

  Domestic and international business legislation and regulation

  The ability to utilize deferred tax assets

  Technology

  General economic conditions

  Currency exchange fluctuations

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

The Company was incorporated in Indiana in 1939.  The corporate headquarters is located at 1600 Royal Street, Jasper, Indiana.

The Company provides a vast array of products from its two business segments: the Furniture and Cabinets segment and the Electronic Contract Assemblies segment. The Furniture and Cabinets segment provides furniture for the office, residential and hospitality industries, all sold under the Company's family of brand names. The Furniture and Cabinets segment also provides engineering and manufacturing services which utilize common production and support capabilities on a contract basis to customers in the residential furniture and cabinets, office furniture, and retail infrastructure industries, as well as forest products. The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. Certain product lines experience seasonality which affects sales revenue flow. Production occurs in company-owned or leased facilities located in the United States, Mexico, Thailand and Poland. In the United States, the Company has facilities and showrooms in 13 states and the District of Columbia.

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

  Sales by Segment

Sales by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 2004 are as follows:

(Amounts in Thousands)	2004	2003	2002

Furniture and Cabinets	$ 708,193	$ 697,651	$ 736,187
Electronic Contract Assemblies	439,309	456,719	436,248
Unallocated Corporate	1,136	322	69

Total	$1,148,638	$1,154,692	$1,172,504

Financial information by segment and geographic area for each of the three years in the period ended June 30, 2004 is included in Note 14 - Segment and Geographic Area Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.

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

In December 2002, the Company's Board of Directors approved a restructuring plan comprised of incremental cost scaling actions to more closely align the Company's operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity within both of the Company's segments.  Overall scaling actions include the consolidation of capabilities and operations, selling and/or exiting redundant facilities, aligning personnel costs and adjusting assets associated with scaling actions to their current fair values.  The activities associated with this restructuring plan are expected to be substantially complete by September 30, 2004.  The plan is discussed in further detail in "Management's Discussion and Analysis" in Item 7 and in Note 17 - Restructuring and Other Expense of Notes to Consolidated Financial Statements.

Segments

 Furniture and Cabinets

  Historical Overview

Since 1950, the Company has produced wood furniture and cabinets, which continue to be a significant part of the business. Included in this segment are sales of branded furniture which include office furniture, residential furniture and hospitality furniture. Other products within this segment include office furniture and residential furniture and cabinets produced on a contract basis, retail infrastructure products and other related products sold to leading manufacturers and retailers primarily in the home entertainment, office and residential furniture and retail infrastructure industries. The Company also produces other products including polyurethane and polyester molded products and sells them to both internal and external customers. Contract furniture manufacturing units provide rapid, customized manufacturing solutions to the commercial office, industrial/institutional, retail infrastructure and entertainment systems market segments. Services of the Company's trucking fleet are also sold to unaffiliated customers. Included within the forest products product line are sales of logs, lumber and veneer, which are primarily sold to external customers.

During fiscal year 2002 the Company sold its Boesendorfer piano subsidiary, which had originally been acquired in 1966. The Company was previously engaged in the manufacture and sales of a domestically produced piano product line since 1857 through a predecessor, W. W. Kimball Co., acquired in 1959, until cessation of this product line in 1996.

  Locations

Branded furniture as well as furniture and cabinets produced on a contract basis and related products, which comprise a majority of this segment, as of June 30, 2004 are produced at eighteen plants; eleven located in Indiana, two in Kentucky, two in Mexico, and one each in Idaho, Tennessee and Pennsylvania. As a result of the restructuring activities related to both the fiscal 2001 and 2003 restructuring plans, eight manufacturing facilities not included above, four in Indiana and one each in Kentucky, North Carolina, Florida and Mississippi, ceased operations.  One idled facility in Indiana remains for sale or lease, and one facility in Indiana ceased operations and was converted to a distribution and warehouse facility in fiscal year 2002, which replaced a previously leased facility. In the first quarter of fiscal year 2005, the Company plans to consolidate the operations of two Indiana manufacturing facilities into other existing facilities.  The Company currently has one facility for sale and plans to convert the other manufacturing facility to house shared services such as engineering, finish development and sample production.

The Company owns and/or operates five log yards, three sawmills, three lumberyards, and a veneer mill. These facilities are located in Indiana, Tennessee, Virginia and Kentucky. As a result of the restructuring plan announced in the second quarter of fiscal year 2003, two facilities, not included above, which each housed dimension lumber and contract wood products manufacturing capabilities, ceased operations.

A facility in Jasper, Indiana houses an Education Center for dealer and employee training, the Product Design and Research Center, and a Corporate Showroom for product display.

Office space is leased in Dongguan, Guandong, China to facilitate sourcing of product from Pacific Rim countries.

In the United States, showrooms are maintained in ten cities for office furniture and two cities for residential furniture. An office furniture showroom in London, England was closed as a result of the restructuring plan announced in the second quarter of fiscal year 2003.

  Marketing Channels

Kimball Office and National brands of office furniture are marketed through Company salespersons to end users, office furniture dealers, wholesalers, rental companies and catalog houses throughout North America. Certain Kimball brands of office furniture systems are sold on an international basis via licensing arrangements with unaffiliated partners. Certain fixed-wall office furniture products are marketed through Company salespersons to the government, select office furniture dealers and construction contractors. Residential furniture is generally marketed through independent sales representatives to independent furniture retailers throughout the United States. Hospitality furniture is marketed to end users using independent manufacturers' representatives. Contract furniture and cabinets are generally marketed to end users through Company salespersons and, to a lesser extent, independent representatives. Forest products are primarily sold to outside customers and are marketed principally to end users and distributors on a global basis primarily through Company sales personnel.

  Major Competitive Factors

The Company's branded furniture is sold in the office furniture, hospitality furniture, and residential furniture industries. These industries have similar major competitive factors which include price in relation to quality and appearance, the utility of the product, supplier lead-time, and reliability of on-time delivery. A competitive factor unique to the office furniture industry is the ability to respond to requests for special and non-standard products. Residential furniture industry competitive factors also include style, aesthetics, and innovation.

Certain industries are more price sensitive than others, but all expect on-time, damage-free delivery. The Company maintains sufficient finished goods inventories to be able to offer prompt shipment of certain lines of Kimball Office and National office furniture as well as most of the Company's own lines of hospitality and residential furniture. The Company also produces contract hospitality furniture to customers' specifications and shipping timelines. Many office furniture products are shipped through the Company's delivery system, which the Company believes offers it the ability to reduce damage to product, enhance scheduling flexibility, and improve the capability for on-time deliveries.

The major competitive factors in the contract furniture and cabinet product markets are quality, performance history, price, on-time delivery, flexibility, speed, and providing customized manufacturing solutions. Contract furniture, television cabinets and television stands are produced to customer specifications from specific orders. Finished goods inventories are typically small, consisting primarily of goods awaiting shipment to customers. The major competitive factors in the retail infrastructure industry are quality, supplier lead-time, price, service and installation, flexibility and on-time performance. Retail infrastructure products are produced to customer specifications from specific orders.

Competitive factors in the forest products industry are price, quality, availability and on-time delivery.

  Competitors

There are numerous manufacturers of office, hospitality, and residential furniture competing within the marketplace. The Company believes, however, that there are a limited number of relatively large producers of wood office and hospitality furniture, of which the Company believes it is one of the larger producers in terms of net sales. In many instances wood office furniture competes in the market with metal office furniture. Based on available industry statistics, metal office furniture has a larger share of the total office furniture market. The Company has positioned itself with recent product introductions to strengthen its market share in the non-wood segment of the industry with products that complement the Company's wood product offerings. There are many manufacturers of residential furniture and the Company does not have a significant share of this market.

The Company believes that it is one of the largest independent domestic manufacturers of wood television cabinets, but certain manufacturers of televisions, including some customers of the Company, produce cabinets for their own use. There are many manufacturers of retail infrastructure products, and the Company does not have a significant share of this market.

For forest products, the Company competes with many integrated forest and specialty hardwood product companies and does not have a significant share of the market for such products.

  Raw Material Availability

Many components used in the production of furniture and cabinets are manufactured internally within the segment, and are generally readily available, as are other raw materials used in the production of wood furniture, cabinets and fixtures. With the exception of rolled steel, raw materials used in the manufacture of metal office furniture have been readily available in the global market. While we have been able to maintain an appropriate supply of rolled steel to meet demand, general supply limitations in the market are impacting our costs. Certain fabricated seating components and wood frame assemblies as well as finished furniture products, which are generally readily available, are sourced on a global scale in an effort to provide a quality product at the lowest total cost.

  Electronic Contract Assemblies

  Historical Overview

The Company entered the electronic contract assemblies market in 1985 with knowledge acquired from the production of electronic keyboards for musical instruments, which were first produced in 1963. The Company's focus is on electronic assemblies that have high durability requirements such as transportation and industrial applications. Electronics and electro-mechanical products (electronic assemblies) are sold globally on a contract basis and produced to customers' specifications.

  Locations

As of June 30, 2004 the Company's Electronic Contract Assemblies segment consists of six manufacturing facilities with three located in Indiana and one each in Mexico, Thailand and Poland. In addition to the manufacturing of electronic contract assemblies for high durability applications, the Company also provides value engineering services and supply chain management. As part of the restructuring plan announced in the fourth quarter of fiscal year 2001, the Company decided to exit the business of providing DIE processing and assembly services to the European market and as a result the Company sold its manufacturing facility located in France during fiscal year 2003. Likewise, as part of the restructuring plan announced in the second quarter of fiscal year 2003, the Company decided to exit the domestic DIE processing business and sold its California manufacturing facility in the latter half of fiscal year 2003. Engineering design and support services including new product introduction services are provided to the manufacturing facilities within this segment. The contract electronics manufacturing industry in general has been faced with excess capacity due to the slowing economy. The Company has not been immune to the economic slowdown and continually evaluates its operations as to the most optimum capacity and service levels by geographic region.

  Marketing Channels

Manufacturing and design services are marketed by Company salespersons. Contract electronic assemblies are manufactured based on specific orders, generally resulting in a small amount of finished goods consisting primarily of goods awaiting shipment to specific customers.

  Major Competitive Factors

Key competitive factors in the electronic contract assemblies market are competitive pricing on a global basis, quality, engineering design services, production flexibility, reliability of on-time delivery, customer lead-time, test capability, and global presence. Growth in the electronic contract assemblies industry is created through the proliferation of electronic components in today's advanced products along with the continuing trend of OEM's in the electronic industry to subcontract the assembly process to companies with a core competence in this area. The nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are offset by higher profitability as the program matures and becomes established. The segment continues to experience margin pressures related to new program and diversification efforts and capability expansion, both domestically and internationally. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs.

  Competitors

The electronics industry is very competitive as numerous manufacturers of contract electronic assemblies compete for business from existing and potential customers. The Company does not have a significant share of the market for such products.

  Raw Material Availability

Raw materials utilized in the manufacture of contract electronic products are generally readily available from both domestic and foreign sources, although from time to time the industry experiences shortages of certain components due to supply and demand forces, combined with rapid product life cycles of certain components. Raw materials are normally acquired for specific customer orders and may or may not be interchangeable among products. Inherent risks associated with rapid technological changes within this contract industry are mitigated by procuring raw materials, for the most part, based on firm orders.

  Customer Concentration

While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the transportation, industrial controls, and medical industries. Included in this segment are sales of electronic assemblies to one customer, TRW Automotive, Inc., a full-service automotive supplier, which accounted for approximately 37% of this segment's net sales in fiscal year 2004, compared to 43% in both fiscal years 2003 and 2002, respectively. Sales to TRW Automotive, Inc. accounted for approximately 14% of consolidated net sales in fiscal year 2004, compared to 17% and 16% in fiscal years 2003 and 2002, respectively. TRW in turn sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicles, which partially mitigates the Company's exposure to a single customer.

Other Information

  Backlog

At June 30, 2004, the aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, were $266 million as compared to $250 million at June 30, 2003.

	June 30, 2004	June 30, 2003
(Amounts in Millions)
Furniture and Cabinets	$101	$105
Electronic Contract Assemblies	165	145

Total Backlog	$266	$250

Open orders as of June 30, 2004 are expected to be filled within the next fiscal year.  Open orders generally may not be indicative of future sales trends.

  Research, Patents, and Trademarks

Research and development activities include the development of manufacturing processes, major process improvements, new product development, information technology initiatives and electronic, wood and plastic technologies.

	Year Ended June 30

	2004	2003	2002
(Amounts in Millions)
Research and Development Costs	$16.7	$17.6	$15.1

The Company owns the Kimball (registered trademark) trademark, which it believes is significant to its office, electronic, hospitality and residential furniture businesses, and owns the following trademarks which it believes are significant to its furniture business only: National (registered trademark), Cetra (registered trademark), Footprint (registered trademark), Traxx (registered trademark), Interworks (registered trademark) and ZWall (registered trademark).  The Company also owns certain patents and other trademarks and has certain other trademark and patent applications pending, which in the Company's opinion are not significant to its business.

  Environment and Energy Matters

The Company's operations are subject to various foreign, federal, state and local laws and regulations with respect to environmental matters.  The Company believes that it is in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.

The Company is dedicated to excellence, leadership and stewardship in matters of protecting the environment and communities in which the Company has operations.  The Company believes that continued compliance with foreign, federal, state and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position.  Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2006, will not represent a material portion of total capital expenditures during those years.

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

  Employees

	June 30, 2004	June 30, 2003

United States	5,636	5,918
Foreign Countries	2,234	2,087

Total Full Time Employees	7,870	8,005

The Company has no collective bargaining agreements with respect to its domestic employees.  All of the Company's foreign operations are subject to collective bargaining arrangements, many mandated by government regulation or customs of the particular countries.  The Company believes that its employee relations are good.

  Item 2 - Properties

The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, as of June 30, 2004, are as follows:

	Number of Facilities

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate	Total

Indiana	23	4	6	33
Kentucky	4			4
Tennessee	4			4
California	1			1
Pennsylvania	1			1
Idaho	1			1
Mexico	2	1		3
Thailand		1		1
Poland		1		1
China	1			1

Total Facilities	37	7	6	50

Excluded from the Furniture & Cabinets segment facilities are two idle facilities in Indiana and one leased idle facility in Mexico, of which one in Indiana is being held for sale or lease as of June 30, 2004.

The listed facilities occupy approximately 7,611,000 square feet in aggregate, of which approximately 6,967,000 square feet are owned and 644,000 square feet are leased.  Square footage of these facilities is summarized as follows:

	Approximate Square Footage

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate	Total

Owned	5,843,000	765,000	359,000	6,967,000
Leased	606,000	12,000	26,000	644,000

Total	6,449,000	777,000	385,000	7,611,000

Including certain leased furniture showroom areas and idle facilities excluded from the above listing, total facilities approximate 7.9 million square feet. (See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases.)

Included in Unallocated Corporate are executive, national sales and administrative offices, a recycling storage facility, a child development facility for employees' children, and an education center and corporate showroom.

Generally, properties are utilized at normal capacity levels on a single shift basis with certain properties utilizing second shifts and third shifts.  At times, certain facilities utilize a reduced second or third shift.  Due to sales fluctuations, not all facilities were utilized at normal capacity during the 2004 fiscal year.

Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.

Operating leases for all facilities, including idle facilities, total 786,000 square feet and expire from fiscal year 2005-2013 with many of the leases subject to renewal options.  Also included are ten leased showroom facilities totaling 103,000 square feet, which are in eight states and the District of Columbia.

The Company owns approximately 28,600 acres of land which includes land where various Company facilities reside, including approximately 27,700 acres generally for hardwood timber reserves, approximately 180 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities, and for possible future expansions), and approximately 60 acres in Post Falls, Idaho, where a manufacturing plant is located.  The Company leases approximately six acres of land in Laem Chabang, Thailand where it has an Electronics manufacturing facility, with the lease expiring in 2030.

Item 3 - Legal Proceedings

The Registrant and its subsidiaries are not parties to any material pending legal proceedings, other than ordinary routine litigation incidental to the business, which individually, or in aggregate, are not expected to be material.

Item 4 - Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2004.

Executive Officers of the Registrant

The executive officers of the Registrant as of August 31, 2004 are as follows:

(Age as of August 31, 2004)

Name	Age	Office and Area of Responsibility	Officer Since

James C. Thyen	60	President, Chief Executive Officer, Director	1974
Douglas A. Habig	57	Chairman of the Board	1975
Robert F. Schneider	43	Executive Vice President, Chief Financial Officer, Treasurer	1992
Donald D. Charron	41	Executive Vice President, President, Kimball Electronics Group	1999
P. Daniel Miller	56	Executive Vice President, President, Furniture Brands Group	2000
J. Brent Elliott	46	Executive Vice President, President, flexcel	2001
Michelle R. Schroeder	39	Corporate Controller (functioning as Principal Accounting Officer)	2003

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

PART II

Item 5 - Market for Registrant's Common Stock, Related Share Owner Matters and Issuer Purchases of Equity Securities

Market Prices

The Company's Class B Common Stock trades on the NASDAQ Stock Market under the symbol: KBALB.   High and low price ranges by quarter for the last two fiscal years as quoted by the National Association of Security Dealers (NASDAQ) are as follows:

	2004		2003

	High	Low	High	Low

First Quarter	$15.9800	$14.2500	$16.8600	$13.0000
Second Quarter	$16.5000	$14.4100	$16.5000	$12.7100
Third Quarter	$17.5500	$15.0000	$15.5400	$12.4950
Fourth Quarter	$16.1200	$13.0300	$16.2500	$13.6100

There is no established public trading market for the Company's Class A Common Stock.  However, Class A shares are convertible on a one-for-one basis to Class B shares.

Dividends

There are no restrictions on the payment of dividends except charter provisions that require on a fiscal year basis, that shares of Class B Common Stock are entitled to an additional $0.02 per share dividend more than the dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock.  During fiscal year 2004 dividends declared were $24.2 million or $0.62 per share on Class A Common Stock and $0.64 per share on Class B Common Stock.  Included in these figures are dividends computed and accrued on unvested Class A and Class B restricted share units, which will be paid by a conversion to the equivalent value of common shares after a vesting period.  Dividends by quarter for 2004 compared to 2003 are as follows:

	2004		2003

	Class A	Class B	Class A	Class B

First Quarter	$0.155	$0.16	$0.155	$0.16
Second Quarter	$0.155	$0.16	$0.155	$0.16
Third Quarter	$0.155	$0.16	$0.155	$0.16
Fourth Quarter	$0.155	$0.16	$0.155	$0.16

Total Dividends	$0.620	$0.64	$0.620	$0.64

Share Owners

On July 31, 2004, the Company's Class A Common Stock was owned by approximately 619 Share Owners of record and the Company's Class B Common Stock by approximately 2,032 Share Owners of record, of which approximately 314 also owned Class A Common Stock.

Issuer Purchases of Equity Securities

The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (April 1 - April 30, 2004)	--	--	--	2,000,000
Month #2 (May 1 - May 31, 2004)	--	--	--	2,000,000
Month #3 (June 1 - June 30, 2004)	--	--	--	2,000,000

Total	--	--	--

The share repurchase program previously authorized by the Board of Directors was announced on August 5, 2004.  The program allows for the repurchase of up to 2 million shares and will remain in effect until all shares authorized have been repurchased.

Item 6 - Selected Financial Data

	Year Ended June 30

	2004	2003	2002	2001	2000
(Amounts in Thousands, Except for Per Share Data)
Net Sales	$1,148,638	$1,154,692	$1,172,504	$1,261,171	$1,228,412

Net Income	$ 21,685	$ 5,594	$ 34,500	$ 16,583	$ 48,462

Earnings Per Share
Basic:
Class A	$0.56	$0.13	$0.89	$0.41	$1.19
Class B	$0.58	$0.15	$0.91	$0.43	$1.21

Diluted:
Class A	$0.55	$0.13	$0.89	$0.41	$1.19
Class B	$0.57	$0.15	$0.91	$0.43	$1.21

Total Assets	$ 614,069	$ 615,644	$ 674,112	$ 678,984	$ 723,651

Long-Term Debt, Less Current Maturities	$ 395	$ 833	$ 2,291	$ 3,320	$ 2,599

Cash Dividends Per Share:
Class A	$0.62	$0.62	$0.62	$0.62	$0.62
Class B	$0.64	$0.64	$0.64	$0.64	$0.64

Fiscal year 2004 net income includes $1.2 million ($0.03 per diluted share) of after-tax restructuring expenses and $1.3 million ($0.03 per diluted share) of after-tax income received as part of a Polish offset credit program for investments made in our Poland operations.

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

Management currently considers the following events, trends and uncertainties to be most important to understanding its financial condition and operating performance:

  Recent increases in capital investments in the general economy appear to indicate improvement in most end markets, which in part is evident in increased demand for furniture sold by the Company when compared to the prior year. Competitive pricing continues to put pressure on the Company's operating margins.
  The Electronic Contract Assemblies segment continues to incur business development costs related to new product introductions which are expected to positively impact the Company's revenue stream in the future.
  Suppliers of several key components, primarily commodities such as steel and wood composite sheet stock, are increasing prices which the Company is attempting to manage in order to minimize the negative impact on margins.
  Recent public company regulatory changes are expected to continue to drive higher administrative and auditing costs, and as a result, relentless focus is placed on cost reduction and productivity gains throughout the Company.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, a significant change in economic conditions, loss of key customers or suppliers, or similar unforeseen events.

Restructuring and Other Expense

In June 2001, the Company's Board of Directors approved a plan to restructure certain operations to more closely align the Company's capabilities and capacities with changing market requirements and economic conditions as well as position the Company with a more competitive cost structure vital for overall long-term success.  All actions related to the June 2001 restructuring plan were completed with the sale of an electronics facility in France in November of fiscal year 2003.

During the second quarter of fiscal year 2003, the Company's Board of Directors approved a restructuring plan comprised of incremental cost scaling actions to more closely align the Company's operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity within both of the Company's segments. The Company has executed most activities relating to the restructuring plan. The remaining activities, which relate to consolidating the operations of two manufacturing facilities into other existing facilities, are expected to be substantially complete by September 30, 2004. Management estimates that once the restructuring actions are completed, the Company's total cost structure will be reduced by approximately $20 million on an annualized pre-tax basis, with part of the savings to be redeployed into strategic initiatives designed to accelerate sales growth and improve quality and efficiencies. The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, successful execution of the restructuring plan, a significant change in economic conditions, loss of key customers or suppliers within specific industries, or similar unforeseen events.

As a result of the above outlined activities, the Company incurred pre-tax restructuring charges of $3.4 million and $13.4 million in fiscal years 2004 and 2003, respectively. Included in the fiscal year 2004 restructuring charge is $1.6 million for asset write-downs, $1.7 million for plant closure and other exit costs, and $0.1 million for employee transition and other employee costs. Included in the fiscal year 2003 restructuring charge is $7.4 million for asset write-downs, $3.5 million for plant closure and other exit costs, and $2.5 million for employee transition and other employee costs.

Unrelated to the above described restructuring plan, in the second quarter of fiscal year 2003 the Company recorded a pre-tax charge of $8.0 million for asset impairment within the Furniture and Cabinets segment to align the carrying values of long-lived assets at the Company's veneer operations with their fair values. This charge is included on the restructuring and other line of the Consolidated Statements of Income. (See Note 17 - Restructuring and Other Expense of Notes to Consolidated Financial Statements for more information regarding restructuring and other charges.)

Fiscal Year 2004 Results of Operations

Financial Overview - Consolidated
Fiscal year 2004 consolidated net sales of $1.149 billion decreased 1% from fiscal year 2003 net sales of $1.155 billion as decreased sales in the Company's Electronic Contract Assemblies segment more than offset increased sales in the Company's Furniture and Cabinets segment. Fiscal year 2004 net income was $21.7 million, or $0.57 per Class B diluted share, inclusive of $1.2 million, or $0.03 per Class B diluted share, of after-tax restructuring costs. Fiscal year 2003 net income was $5.6 million, or $0.15 per Class B diluted share, inclusive of after-tax restructuring and other costs of $11.7 million, or $0.31 per Class B diluted share.

Consolidated selling, general and administrative (SG&A) expenses increased in absolute dollars and as a percent of net sales in fiscal year 2004 when compared to fiscal year 2003. Fiscal year 2004 SG&A expenses were impacted by higher incentive compensation costs, which are linked to Company profitability. Other income increased from fiscal year 2003 primarily due to $1.3 million of after-tax income relating to funds received as part of a Polish offset credit program for investments made in our Poland operations. The Company could receive additional offset credits in future years, but at this time the availability of future offset credit program funds is uncertain thus management is unable to reasonably estimate the dollar amount of potential future credits. The preceding statement is forward-looking under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to, the qualification of the Company's future investment activity in the program, the availability of future funds, or similar unforeseen events.

The fiscal year 2004 effective income tax rate increased 14.3 percentage points as compared to fiscal year 2003, which was favorably impacted by a much lower profit before income tax base coupled with various tax benefits. The fiscal year 2004 effective income tax rate continues to be less than the statutory income tax rate in the United States due to foreign income with the benefit of lower tax rates as well as tax benefits related to research and development activities and the donation of idled facilities.

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

The Furniture and Cabinets segment's net sales for fiscal year 2004 of $708.2 million increased 2% when compared to fiscal year 2003 net sales of $697.7 million as increased sales of branded furniture products and forest products more than offset the decreased sales of the contract furniture and cabinets product line.

Fiscal year 2004 net sales of the Company's branded furniture products, which include office, residential and hospitality furniture, increased 4% from fiscal year 2003 primarily due to an increase in net sales of office furniture. The net sales increase was due to an increase in sales volume, and to a lesser degree, a price increase on select branded furniture products. Branded furniture products open orders at June 30, 2004 were flat with open orders at June 30, 2003.

Net sales of contract furniture and cabinets, which include residential furniture and cabinets, office furniture, and retail infrastructure, declined 18% from fiscal year 2003. The net sales decrease within this product line was primarily due to residential furniture and cabinets experiencing a sales decline when compared to the prior year as per unit sales revenues were down due to customer design and product changes as well as continued customer pricing pressures. At June 30, 2004, open orders for the contract furniture and cabinets product line decreased 30% from open orders at June 30, 2003.

Net sales in the forest products product line increased 42% in fiscal year 2004, compared to fiscal year 2003. Net sales of lumber increased in fiscal year 2004 on greater volumes of exporting to European and Asian countries in addition to price increases on select lumber products during the current fiscal year. Open orders for forest products as of June 30, 2004 are 59% higher than open orders as of June 30, 2003.

The Furniture and Cabinets segment net income was $0.4 million in fiscal year 2004, inclusive of after-tax restructuring charges of $1.1 million, compared to the net loss of $14.4 million realized in fiscal year 2003 which included $10.1 million of after-tax restructuring and other costs. The fiscal year 2004 Furniture and Cabinets segment earnings were positively impacted by the exit of underperforming facilities related to the restructuring activities that were initiated in fiscal year 2003 as well as higher sales volumes and gross margin improvements. Gross margin was favorably impacted by property tax reductions and on-going cost reduction initiatives in the current year in addition to a price increase on select products within this segment. Partially offsetting the previously mentioned improvements, gross margin was negatively impacted by higher prices on several key commodities such as steel and wood composite sheet stock during the latter portion of fiscal year 2004.

Net income improved in all product lines within this segment even when excluding the current and prior year restructuring and other charges. (See Note 17 - Restructuring and Other Expense of Notes to Consolidated Financial Statements for more information on restructuring and other charges.) The forest products product line realized earnings improvements in fiscal year 2004 when compared to fiscal year 2003 primarily related to the increased sales volumes, a price increase on select forest product offerings, as well as the prior fiscal year restructuring and other charges. Despite the year over year improvement, the fiscal year 2004 net losses in the forest products product line, which totaled $6.0 million, or $0.16 per Class B diluted share, continue to affect overall segment profitability.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, supply chain cost pressures and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are located on page 3.

  Electronic Contract Assemblies Segment
Electronic Contract Assemblies segment net sales of $439.3 million for fiscal year 2004 declined 4% from net sales of $456.7 million for fiscal year 2003, as lower electronic assembly sales to customers in the computer and telecommunications industries more than offset sales increases to customers in the transportation and industrial control industries.

Electronic Contract Assemblies segment fiscal year 2004 net income totaled $18.4 million as compared to fiscal year 2003 net income of $16.5 million, which included $1.8 million of after-tax restructuring costs. Despite the lower sales volumes, fiscal year 2004 net income increased from the prior year as fiscal year 2004 included $1.3 million after-tax income relating to funds received as part of the Polish offset credit program for investments made in our Poland operations and fiscal year 2003 net income included restructuring costs. Electronic Contract Assemblies segment earnings benefited from property tax reductions in the current year but were negatively impacted by higher costs incurred for the development of future revenue-generating products. Gross margin, as a percent of sales, decreased in fiscal year 2004 from fiscal year 2003 primarily due to a shift in product mix to lower margin product.

Included in this segment are sales to one customer, TRW Automotive, Inc., a full-service automotive supplier, which accounted for the following portions of consolidated net sales and Electronic Contract Assemblies segment net sales:

	Fiscal years ended
	June 30,
	2004	2003

As a percent of consolidated net sales	14%	17%
As a percent of Electronic Contract Assemblies segment net sales	37%	43%

The reduced percentages of segment and consolidated net sales were a result of certain TRW products reaching end of life in addition to the Company's on-going efforts to diversify its customer base. TRW Automotive, Inc. sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicles, which partially mitigates the Company's exposure to a single customer.

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

Fiscal Year 2003 Results of Operations

Financial Overview - Consolidated
Fiscal year 2003 consolidated net sales of $1.155 billion decreased 2% from fiscal year 2002 net sales of $1.173 billion as decreased sales in the Company's Furniture and Cabinets segment more than offset increased sales in the Company's Electronic Contract Assemblies segment. Fiscal year 2003 consolidated net income declined compared to fiscal year 2002 as Furniture and Cabinets segment net earnings declined as compared to fiscal year 2002 at a faster pace than net income in the Electronic Contract Assemblies segment increased as compared to fiscal year 2002.

Consolidated sales mix by business segment in fiscal year 2003 shifted by three percentage points compared to fiscal year 2002. The Furniture and Cabinets segment net sales were 60% of consolidated net sales in fiscal year 2003 compared to 63% of consolidated net sales in fiscal year 2002, while the Electronic Contract Assemblies segment fiscal year 2003 net sales were 40% of consolidated net sales compared to 37% in fiscal year 2002. The Furniture and Cabinets segment generally carries a higher gross profit percentage and higher selling, general and administrative costs, as a percent of sales, compared to the Electronic Contract Assemblies segment.

Consolidated selling, general and administrative expenses declined in absolute dollars and as a percent of net sales in fiscal year 2003 when compared to fiscal year 2002. The reduction in SG&A expenses was primarily due to management's efforts to scale the Company to reduced sales volume levels, which resulted in the exit of seven manufacturing facilities and one sales office during fiscal year 2003. SG&A expenses also declined in fiscal year 2003 due to lower incentive compensation costs, which are linked to Company profitability.

Other income decreased from fiscal year 2002 primarily due to a fiscal year 2002 pre-tax gain of $15.4 million related to the sale of the Boesendorfer subsidiary. Both interest income and interest expense declined from fiscal year 2002 as a result of lower interest rates, lower average investment balances and lower outstanding balances on the Company's revolving line of credit.

The effective income tax rate decreased 20.1 percentage points in fiscal year 2003 compared to fiscal year 2002 as the federal effective tax rate declined from fiscal year 2002 and the state effective tax rate increased in fiscal year 2003. The reduced effective tax rate was partially due to a much lower profit before income tax base coupled with relatively stable amounts of tax benefits associated with the Company's investment in tax free municipal bonds and research and development activities. In addition, tax benefits related to the donation of an idled facility and from the sale of an electronics manufacturing facility in France, both of which were restructuring activities, also reduced the fiscal year 2003 effective tax rate.

  Furniture and Cabinets Segment
Product line offerings included in the Furniture and Cabinets segment were office furniture, residential furniture and hospitality and healthcare furniture, all sold under the Company's family of brand names. Other products produced within this segment on a contract basis included residential furniture and cabinets, office furniture and retail infrastructure products. Forest products were primarily sold to outside customers and were used in certain end products of the Company. The Company's production flexibility allows it to utilize portions of the available production capacity created by lower volumes within these product lines to support and balance increased production schedules of other product lines within this segment.

The Furniture and Cabinets segment's net sales for fiscal year 2003 declined 5% when compared to fiscal year 2002 as increased sales of forest products and hospitality and healthcare furniture were offset by sales reductions in the other major product lines in fiscal year 2003 as well as the sale of the Boesendorfer piano subsidiary, which was sold in fiscal year 2002.

Fiscal year 2003 net sales of the Company's branded furniture products, which included office, residential, hospitality and healthcare furniture, decreased from the sales volumes recorded in fiscal year 2002 primarily due to a decrease in net sales of office furniture driven by the overall decline in demand within the office furniture industry. Open orders at June 30, 2003 were 17% higher than open orders at June 30, 2002.

Fiscal year 2003 contract furniture and cabinets net sales declined from fiscal year 2002. Within this product line, sales of residential large-screen projection television cabinets produced on a contract basis remained relatively flat, while sales of other contract furniture decreased when compared to fiscal year 2002. At June 30, 2003, open orders for the contract manufacturing product line were 13% less than open orders at June 30, 2002.

Net sales in the forest products product line increased significantly in fiscal year 2003, compared to fiscal year 2002. Increased sales of lumber and veneer products more than offset the decreased sales of dimension products, which were down as a result of the Company's election to exit two wood dimension manufacturing facilities during the second quarter of fiscal year 2003. Open orders for forest products as of June 30, 2003 were 51% higher than open orders as of June 30, 2002.

The Furniture and Cabinets segment produced a net loss in fiscal year 2003, compared to the net income realized in fiscal 2002 due to lower sales volumes and resulting operating inefficiencies. When excluding fiscal year 2003 and 2002 after-tax restructuring activity and other costs of $10.1 million and $1.0 million respectively, and a fiscal year 2002 after-tax gain of $8.2 million associated with the sale of the piano subsidiary, the segment still recorded a net loss in fiscal year 2003 as compared to net income in fiscal year 2002. (See Note 17 - Restructuring and Other Expense of Notes to Consolidated Financial Statements for more information on restructuring and other charges.) Gross profit, as a percent of sales, decreased from fiscal year 2002 primarily due to production inefficiencies caused in part by lower volume levels and higher material costs, as a percent of sales. Material costs, as a percent of net sales, increased in fiscal year 2003 compared to fiscal year 2002 in part due to a fiscal year 2002 benefit from a liquidation of LIFO (last-in, first-out) inventory quantities carried at lower costs prevailing in prior years, the effect of which increased net income by approximately $1.4 million or $0.04 per Class B share. Higher material costs, as a percent of net sales, within the forest products product line in fiscal year 2003 were also a contributing factor to the higher segment material costs, as a percent of sales. Labor and overhead costs, as a percent of sales, increased slightly in fiscal year 2003 over fiscal year 2002 as the reduction in sales outpaced labor and overhead cost reductions. Furniture and Cabinet segment fiscal year 2003 selling, general, and administrative spending decreased in absolute dollars and as a percent of net sales from fiscal year 2002 reflecting the Company's efforts to align its cost structure with declining sales. Fiscal year 2003 net losses in the forest products product line, which totaled $15.4 million, or $0.40 per Class B diluted share, inclusive of $6.8 million, or $0.18 per share relating to after-tax restructuring and other charges, continued to affect overall segment profitability. However, improvement within the forest products product line was evident exclusive of restructuring and other charges as losses improved in the latter half of fiscal year 2003 due to continued operating efficiency improvements, the exit of the wood dimension operations in the second quarter of fiscal year 2003, and the exit of the face veneer operation early in the fourth quarter of fiscal year 2003. Improvement in this product line is dependent upon the Company achieving its planned higher volume levels and associated improvements in operating efficiencies. The contract manufacturing product line produced a net loss in fiscal year 2003, which was a decline from the net income realized in fiscal year 2002 in part due to depressed and unstable demand levels in the markets it supports leading to pricing pressures and production inefficiencies.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are located on page 3.

  Electronic Contract Assemblies Segment
Net sales for fiscal year 2003 surpassed fiscal year 2002 by 5% in the Electronic Contract Assemblies segment. Increased sales of electronic transportation products and industrial controls in fiscal year 2003 more than offset decreases in sales of computer related products and telecommunications components. Fiscal year 2003 sales of medical components were flat as compared to fiscal year 2002.

Due to increased sales volumes and improved operating efficiencies at certain previously underperforming manufacturing locations, fiscal year 2003 net income improved from fiscal year 2002. Fiscal year 2003 net income included after-tax restructuring expense of $1.8 million primarily for asset write-downs relating to the sale of the facility in California. (See Note 17 - Restructuring and Other Expense of Notes to Consolidated Financial Statements for more information on restructuring charges.) Gross profit, as a percent of sales, increased in fiscal year 2003 from fiscal year 2002 primarily from improvements in previously underperforming manufacturing locations and associated lower labor costs as a percent of net sales. Selling, general and administrative expenses increased, as a percent of net sales, when compared to fiscal year 2002 primarily due to administrative costs related to the start up of new customer programs which will not result in sales until future quarters and costs relating to the implementation of new information systems.

Included in this segment are sales to one customer, TRW Automotive, Inc., a full-service automotive supplier, which accounted for the following portions of consolidated net sales and Electronic Contract Assemblies segment net sales:

	Fiscal years ended
	June 30,
	2003	2002

As a percent of consolidated net sales	17%	16%
As a percent of Electronic Contract Assemblies segment net sales	43%	43%

TRW Automotive, Inc. sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicles, which partially mitigates the Company's exposure to a single customer.

The nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program matures and becomes established. Despite the fiscal year 2003 improvement, this segment experienced margin pressures related to an overall excess capacity position in the electronics subcontracting services market and more specifically this segment's new customer and program diversification efforts.

During the second quarter of fiscal year 2002, the Company purchased an electronics manufacturing facility located in Auburn, Indiana from Siemens VDO. In the first quarter of fiscal year 2003, the Company sold an electronics facility in France and in the third quarter of fiscal year 2003, the Company sold a microelectronics facility in California. The fiscal year 2003 Electronic Contract Assemblies segment operating result comparisons to fiscal year 2002 were not materially affected by the aggregate of these three actions.

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

Liquidity and Capital Resources

The Company's cash, cash equivalents, and short-term investments increased from $82 million at the end of fiscal year 2003 to $85 million at the end of fiscal year 2004. Net cash provided by operating activities exceeded net cash used for investing and financing activities during fiscal year 2004. Working capital at June 30, 2004 was $192 million compared to working capital of $201 million at June 30, 2003. The current ratio was 2.3 and 2.5 at June 30, 2004 and June 30, 2003, respectively. The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO) for fiscal year 2004 improved to 44.7 from 46.5 for fiscal year 2003. The Company defines DSO as the average of monthly accounts and notes receivable divided by one day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure of 49.4 for fiscal year 2004 was also improved, or lower, than the fiscal year 2003 measure of 53.3. The Company defines PDSOH as the average of the monthly gross inventory divided by one day's cost of sales. The DSO and PDSOH improvements were the direct result of the Company's increased focus on managing working capital.

Operating activities generated $69 million of cash flow in fiscal year 2004 compared to $57 million in fiscal year 2003. Improved net income, exclusive of non-cash charges, in fiscal year 2004 was the primary contributor to the operating cash flow in fiscal year 2004. The Company reinvested $46 million into capital investments for the future, including the purchase of the previously leased building which houses the electronics operation in Poland, manufacturing equipment and improvements to the Company's information technology systems and solutions. The Company expects to continue to invest in resources for leveraging new and improved enterprise-wide information technology systems and solutions. Fiscal year 2004 financing cash flow activities included $24 million in dividend payments, which remained flat with fiscal year 2003.

During the fourth quarter of fiscal year 2004, the Company's previous $100 million revolving credit facility expired and was replaced with a new $75 million revolving credit facility that expires in May 2009. The new credit facility also provides an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent. At June 30, 2004, the Company did not have any short-term borrowings outstanding under this $75 million revolving credit facility; however, the Company issued $5.0 million in letters of credit against the credit facility, which reduces total availability to borrow to $70.0 million. The Company did not have any borrowings outstanding at June 30, 2003. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at June 30, 2004. (See Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements for more information on the credit facility.)

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations and the availability of borrowing under the Company's revolving credit facility will be sufficient in fiscal year 2005 for working capital needs and for funding investments in the Company's future, including potential acquisitions. The Company's primary source of funds is its ability to generate cash from operations to meet its liquidity obligations, which could be affected by factors such as a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. The Company's secondary source of funds is its revolving credit facility, which is contingent on complying with certain debt covenants and the Company does not expect the covenants to limit or restrict its ability to borrow on the facility in fiscal year 2005. The Company anticipates maintaining a strong liquidity position for the 2005 fiscal year.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995 where factors could cause actual results to differ materially from forward-looking statements.

Contractual Obligations

The following table summarizes the Company's contractual obligations as of June 30, 2004.

	Payments due during fiscal years ending June 30,

(Amounts in Millions)	Total	2005	2006-2007	2008-2009	Thereafter

Recorded Contractual Obligations:
Long-Term Debt Obligations (a)	$ 0.3	$ 0	$ 0	$ 0	$0.3
Capital Lease Obligations (a)	0.5	0.4	0.1	0	0
Other Long-Term Liabilities Reflected on the Balance Sheet (b) (c) (d)	10.6	0	3.9	2.1	4.6

Unrecorded Contractual Obligations:
Operating Leases (d)	19.0	5.8	7.1	3.2	2.9
Purchase Obligations (e)	134.8	132.2	2.6	0	0

Total	$165.2	$138.4	$13.7	$5.3	$7.8

(a) Refer to Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements for more information regarding Long-Term Debt and Capital Lease Obligations.  The $0.4 million capital lease payments due in less than one year are recorded as a current liability.

(b) The timing of payments of certain items included on the "Other Long-Term Liabilities Reflected on our Balance Sheet" line above are estimates based on the following assumptions:

  The timing of Supplemental Employee Retirement Plan payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants.
  The timing of warranty payments is estimated based on historical data.

(c) Excludes $20.7 million of long-term deferred taxes which are not tied to a contractual obligation.  Refer to Note 9 - Income Taxes of Notes to Consolidated Financial Statements for more information regarding deferred taxes.

(d) Refer to Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information regarding Operating Leases and certain Other Long-Term Liabilities.

(e) Purchase Obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms.  The amounts listed above for purchase obligations include contractual commitments for items such as raw materials, supplies, capital expenditures, services, and software acquisitions/license commitments.  Cancellable purchase obligations that the Company intends to fulfill are also included in the purchase obligations amount listed above.

Off-Balance Sheet Arrangements

Other than operating leases entered into in the normal course of business, the Company's off-balance sheet arrangements are limited to guarantees, which are contingent on the future performance of another entity. However, these arrangements do not have a material current effect and are not reasonably likely to have a material future effect on the Company's financial condition, results of operations, liquidity, capital expenditures or capital resources. The Company does not have material exposures to trading activities of non-exchange traded contracts or material transactions with related parties.

Critical Accounting Policies

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgement in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. Kimball management overlays a fundamental philosophy of valuing its assets and liabilities in an appropriately conservative manner. A summary of Kimball's significant accounting policies is disclosed in Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements. Management believes the following critical accounting policies reflect the more significant judgements and estimates used in preparation of the Company's consolidated financial statements and are the policies that are most critical in the portrayal of the Company's financial position and results of operations. Management has discussed these critical accounting policies and estimates with the Audit Committee of the Company's Board of Directors and with the Company's independent auditors.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At June 30, 2004 and June 30, 2003 the reserve for returns and allowances was $3.3 million and $2.8 million, respectively. Over the past two years, the returns and allowances reserve has been approximately 2% of gross trade receivables.
  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgement is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at June 30, 2004 and 2003 was $3.1 million and $4.9 million, respectively, and over the past two years, this reserve has trended between approximately 2% and 4% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 54% and 51% of consolidated inventories in fiscal years 2004 and 2003, respectively, including approximately 87% and 91% of the Furniture and Cabinets segment inventories in fiscal years 2004 and 2003, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials for contract-based business from customer orders and projections, primarily in the case of long lead-time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments where minimal lot sizes, component allocation or other component procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and actuarial analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2004 and 2003 the Company's accrued liabilities for self-insurance exposure were $6.6 million and $4.3 million, respectively, excluding amounts held in a voluntary employees' beneficiary association (VEBA) trust.

New Accounting Standards

In March 2004, the FASB ratified the EITF's consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1).  EITF 03-1 provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements.  The disclosure provisions of EITF 03-1 are effective for fiscal years ending after December 15, 2003.  The implementation of the disclosure provisions of EITF 03-1 did not have a material impact on the Company's financial position or results of operations. The implementation of the recognition and measurement provisions of EITF 03-1, effective for the Company's fiscal year 2005, is not expected to have a material impact on the Company's financial position or results of operations.

Item 7a - Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk: The Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $31 million as of both June 30, 2004 and 2003.  These securities are classified as available-for-sale securities and are stated at market value with unrealized gains and losses recorded net of tax related effect as a component of Share Owners' Equity.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  A hypothetical 100 basis point increase in market interest rates from levels at June 30, 2004 and 2003 would cause the fair value of these short-term investments to decline by an immaterial amount.

  Foreign Exchange Rate Risk: The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes.  The Company's risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures.  Derivatives are used only to manage underlying exposures of the Company and are not used in a speculative manner.  Further information on derivative financial instruments is provided in Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements.  The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates relative to its financial instruments would not affect the consolidated operating results of the Company by a material amount.

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

/s/ James C. Thyen

JAMES C. THYEN President, Chief Executive Officer

/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Share Owners of Kimball International, Inc.

We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of income, share owners' equity and cash flows for each of the three years in the period ended June 30, 2004.  Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP Indianapolis, Indiana August 16, 2004

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	June 30, 2004	June 30, 2003

Assets
Current Assets:
Cash and cash equivalents	$ 54,941	$ 51,291
Short-term investments	30,541	30,729
Receivables, less allowances of $3,456 and $6,276, respectively	127,411	126,585
Inventories	92,531	87,299
Other	34,621	42,523

Total current assets	340,045	338,427

Property and Equipment, net of accumulated depreciation of $354,253 and $351,430, respectively	198,146	198,981
Capitalized Software, net of accumulated amortization of $36,823 and $29,128, respectively	41,059	42,376
Other Assets	34,819	35,860

Total Assets	$614,069	$615,644

Liabilities and Share Owners' Equity
Current Liabilities:
Current maturities of long-term debt	$ 426	$ 1,340
Accounts payable	89,907	79,349
Dividends payable	6,131	6,023
Accrued expenses	51,107	50,342
Accrued restructuring	227	592

Total current liabilities	147,798	137,646

Other Liabilities:
Long-term debt, less current maturities	395	833
Deferred income taxes and other	31,265	41,749

Total other liabilities	31,660	42,582

Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized 49,826,000 in 2004 and 2003 Shares issued 14,368,000 in 2004 and 2003	718	718
Class B - Shares authorized 100,000,000 in 2004 and 2003 Shares issued 28,657,000 in 2004 and 2003	1,433	1,433
Additional paid-in capital	6,063	7,107
Retained earnings	503,396	505,925
Accumulated other comprehensive income	1,622	1,283
Deferred stock-based compensation	(5,134)	-0-
Less: Treasury stock, at cost:
Class A - 511,000 shares (589,000 in 2003)	(7,989)	(9,351)
Class B - 4,079,000 shares (4,360,000 in 2003)	(65,498)	(71,699)

Total Share Owners' Equity	434,611	435,416

Total Liabilities and Share Owners' Equity	$614,069	$615,644

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30

	2004	2003	2002

Net Sales	$1,148,638	$1,154,692	$1,172,504

Cost of Sales	894,970	904,879	903,666

Gross Profit	253,668	249,813	268,838

Selling, General and Administrative Expenses	229,114	228,510	237,512

Restructuring and Other Expense	3,359	21,389	897

Operating Income (Loss)	21,195	(86)	30,429

Other Income (Expense): Interest expense	(415)	(179)	(329)
Interest income	1,399	1,981	2,460
Other, net	7,653	4,717	19,045

Other income, net	8,637	6,519	21,176

Income Before Taxes on Income	29,832	6,433	51,605

Provision for Income Taxes	8,147	839	17,105

Net Income	$ 21,685	$ 5,594	$ 34,500

Earnings Per Share of Common Stock Basic:
Class A	$0.56	$0.13	$0.89
Class B	$0.58	$0.15	$0.91
Diluted:
Class A	$0.55	$0.13	$0.89
Class B	$0.57	$0.15	$0.91

Average Number of Shares Outstanding Basic:
Class A	13,696	13,786	13,979
Class B	24,405	24,278	24,059
Totals	38,101	38,064	38,038
Diluted:
Class A	13,807	13,786	13,979
Class B	24,500	24,299	24,089
Totals	38,307	38,085	38,068

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	Year Ended June 30

	2004	2003	2002

Cash Flows From Operating Activities:
Net income	$ 21,685	$ 5,594	$ 34,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,336	43,800	46,852
(Gain)/Loss on sales of assets, facilities and subsidiaries	(167)	217	(8,338)
Restructuring and other	1,616	15,340	(2,268)
Deferred income tax and other deferred charges	3,160	(2,007)	5,059
Stock-based compensation	1,132	626	795
Change in current assets and liabilities:
Receivables	(826)	22,302	(4,994)
Inventories	(5,232)	11,483	10,116
Other current assets	(5,023)	(3,157)	809
Accounts payable	10,503	(24,900)	3,213
Accrued expenses	708	(12,743)	518
Transfer of funds to trusteed retirement plan portfolio	-0-	-0-	(9,073)

Net cash provided by operating activities	68,892	56,555	77,189

Cash Flows From Investing Activities:
Capital expenditures	(37,145)	(21,989)	(37,995)
Proceeds from sales of assets	2,626	5,645	1,976
Proceeds from sales of facilities/subsidiaries	1,502	5,381	20,238
Purchase of capitalized software and other assets	(9,103)	(12,498)	(17,952)
Proceeds from cancellation of split-dollar life insurance policy	2,958	-0-	-0-
Purchases of available-for-sale securities	(24,404)	(26,101)	(45,543)
Sales and maturities of available-for-sale securities	23,723	49,174	60,326

Net cash used for investing activities	(39,843)	(388)	(18,950)

Cash Flows From Financing Activities:
Net change in short-term borrowings	-0-	-0-	(26,254)
Net change in long-term debt	(1,352)	(98)	(1,101)
Acquisition of treasury stock	-0-	-0-	(26)
Dividends paid to share owners	(24,106)	(24,079)	(24,054)
Proceeds from exercise of stock options	-0-	-0-	269
Other, net	(26)	477	299

Net cash used for financing activities	(25,484)	(23,700)	(50,867)

Effect of Exchange Rate Change on Cash and Cash Equivalents	85	162	53

Net Increase in Cash and Cash Equivalents	3,650	32,629	7,425

Cash and Cash Equivalents at Beginning of Year	51,291	18,662	11,237

Cash and Cash Equivalents at End of Year	$ 54,941	$ 51,291	$ 18,662

Total Cash, Cash Equivalents and Short-Term Investments:
Cash and cash equivalents	$ 54,941	$ 51,291	$ 18,662
Short-term investments	30,541	30,729	53,919

Totals	$ 85,482	$ 82,020	$ 72,581

See Notes to Consolidated Financial Statements
29

KIMBALL INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY (Amounts in Thousands, Except for Share Data)
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Stock-Based Compensation	Treasury Stock	Total Share Owners' Equity
	Common Stock
	Class A	Class B

Amounts at June 30, 2001	$ 720	$1,431	$8,132	$513,981	$1,436	-0-	$(83,276)	$442,424
Comprehensive income:
Net income				34,500				34,500
Net change in unrealized gains and losses on securities					(28)			(28)
Foreign currency translation adjustment					(833)			(833)
Net change in derivative gains and losses					29			29

Comprehensive income								33,668

Treasury stock activity (3,000 shares)			(58)				(67)	(125)
Net conversions of shares of Class A and Class B common stock (32,000 shares)	(2)	2	(231)				231	--
Exercise of stock options and performance share issuance (46,000 shares)			(91)				675	584
Cash dividends:
Class A ($0.62 per share)				(8,652)				(8,652)
Class B ($0.64 per share)				(15,411)				(15,411)

Amounts at June 30, 2002	$ 718	$1,433	$7,752	$524,418	$ 604	-0-	$(82,437)	$452,488
Comprehensive income:
Net income				5,594				5,594
Net change in unrealized gains and losses on securities					(77)			(77)
Foreign currency translation adjustment					1,116			1,116
Net change in derivative gains and losses					(360)			(360)

Comprehensive income								6,273

Treasury stock activity (24,000 shares)			(119)				457	338
Net exchanges of shares of Class A and Class B common stock (44,000 shares)			(411)				411	--
Performance share issuance (26,000 shares)			(115)				519	404
Cash dividends:
Class A ($0.62 per share)				(8,548)				(8,548)
Class B ($0.64 per share)				(15,539)				(15,539)

Amounts at June 30, 2003	$ 718	$1,433	$7,107	$505,925	$1,283	-0-	$(81,050)	$435,416
Comprehensive income:
Net income				21,685				21,685
Net change in unrealized gains and losses on securities					(564)			(564)
Foreign currency translation adjustment					58			58
Net change in derivative gains and losses					845			845

Comprehensive income								22,024

Treasury stock activity (15,000 shares)			(69)				308	239
Net exchanges of shares of Class A and Class B common stock (147,000 shares)			(871)				871	-0-
Restricted share unit grant (324,000 shares)			(407)			(5,599)	6,006	-0-
Compensation expense related to stock incentive plans			400			465		865
Exercise of stock options and performance share issuance (20,000 shares)			(97)				378	281
Cash dividends:
Class A ($0.62 per share)				(8,556)				(8,556)
Class B ($0.64 per share)				(15,658)				(15,658)

Amounts at June 30, 2004	$ 718	$1,433	$6,063	$503,396	$1,622	$(5,134)	$(73,487)	$434,611

See Notes to Consolidated Financial Statements
30

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

  Inventories: Inventories are stated at the lower of cost or market value.  Cost includes material, labor and applicable manufacturing overhead and is determined using the last-in, first-out (LIFO) method for approximately 54% and 51% of consolidated inventories in 2004 and 2003, respectively.  Cost of the remaining inventories is determined using the first-in, first-out (FIFO) method.  Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory.

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

  Goodwill and Purchased Intangible Assets: In conjunction with the implementation of Statement of Financial Accounting Standards No. 142 (FAS 142), goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill or indefinite life intangible assets to become impaired.  Other purchased intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 6 years.  The Company has no intangible assets with indefinite useful lives.  Purchased intangible assets consist primarily of licenses and rights to produce and sell certain products.  At both June 30, 2004 and 2003, the Company had, in thousands, $2,166 of goodwill.  In addition, purchased intangible assets net of accumulated amortization totaled, in thousands, $212 and $678 at June 30, 2004 and 2003, respectively.  During fiscal year 2004, and 2003, the Company recorded , in thousands, $466 and $741 of amortization expense on intangible assets, respectively.  The Company estimates intangible amortization expense to be, in thousands,  $142, $42, $28, $0 and $0 for each of the five years ending June 30, 2009, respectively.

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

  Research and Development: The costs of research and development are expensed as incurred.  These costs were approximately, in millions, $16.7 in 2004, $17.6 in 2003, and $15.1 in 2002.

  Insurance and Self-insurance: The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements.  The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and actuarial analyses, which are based on historical information along with certain assumptions about future events.  Approximately 67% of the workforce is covered under self-insured medical and short-term disability plans.

The Company carries external medical and disability insurance coverage for the remainder of its eligible workforce not covered by self-insured plans.  The Company also carries stop-loss insurance coverage to mitigate severe losses under external and self-insured plans.  Insurance benefits are not provided to retired employees.

  Income Taxes: Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States.  Determination of the amount of unrecognized deferred tax liability on unremitted earnings is not practicable.

  Off-Balance Sheet Risk and Concentration of Credit Risk: The Company engages in financing arrangements with customers on a limited basis and has business and credit risks concentrated in the electronic transportation and furniture industries.  One customer, TRW Automotive, Inc., represented 19% and 18% of consolidated accounts receivable at June 30, 2004 and 2003, respectively.  The Company currently does not foresee a credit risk associated with these receivables.  The Company's off-balance sheet arrangements are limited to guarantees which are contingent on the future performance of another entity as described in Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.  The Company has no investments in or relationships with variable interest entities.

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

  Stock-Based Compensation: The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options has been recognized in income.  The Company recognizes expense associated with restricted share units, performance shares and unrestricted share grants, which compensate employees with common stock.  The Company's stock-based employee compensation plans are described in Note 8 - Stock Compensation Plans of Notes to Consolidated Financial Statements.  The Company has adopted the disclosure provisions of FASB Statement 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended June 30
	2004	2003	2002

(Amounts in Thousands, Except for Per Share Data)
Net Income, as reported	$21,685	$5,594	$34,500
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	624	159	246
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,567	2,003	3,046

Pro forma net income	$20,742	$3,750	$31,700

Earnings per share:
As reported:
Basic:
Class A	$0.56	$0.13	$0.89
Class B	$0.58	$0.15	$0.91
Diluted:
Class A	$0.55	$0.13	$0.89
Class B	$0.57	$0.15	$0.91

Pro Forma:
Basic:
Class A	$0.53	$0.09	$0.82
Class B	$0.55	$0.11	$0.84
Diluted:
Class A	$0.53	$0.09	$0.82
Class B	$0.55	$0.11	$0.84

The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: historical volatility of 49.5% in 2004, 43.8% in 2003 and 40.6% in 2002; risk-free interest rates of 2.7% in 2004, 4.0% in 2003 and 4.8% in 2002; historical average dividend growth of 0.0% in 2004, 5.6% in 2003 and 5.3% in 2002; and an estimated stock option life of 3.5 years in 2004, 7.5 years for 2003 and 6.0 years for 2002.  The volatility and dividend growth are based on historical trends and should not be construed as a guarantee of actual future trends.  Using these assumptions, the weighted average fair value at date of grant for options granted during the years ended June 30, 2004, 2003 and 2002 was $4.50 , $4.24 and $4.30 per option, respectively.

  New Accounting Standards: In March 2004, the FASB ratified the EITF's consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1).  EITF 03-1 provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements.  The disclosure provisions of EITF 03-1 are effective for fiscal years ending after December 15, 2003.  The implementation of the disclosure provisions of EITF 03-1 did not have a material impact on the Company's financial position or results of operations. The implementation of the recognition and measurement provisions of EITF 03-1, effective for the Company's fiscal year 2005, is not expected to have a material impact on the Company's financial position or results of operations.

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

Note 3    Inventories

Inventories are valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 54% and 51% of consolidated inventories in 2004 and 2003, respectively, including approximately 87% and 91% of the Furniture and Cabinets segment inventories in 2004 and 2003, respectively.  The Electronic Contract Assemblies segment inventories and the remaining inventories in the Furniture and Cabinets segment are valued using the lower of first-in, first-out (FIFO) cost or market value.

Had the FIFO method been used for all inventories, net income would have been $0.5 million higher in 2004, $0.9 million higher in 2003 and $1.5 million lower in 2002.  Additionally, inventories would have been, in millions, $21.9 and $21.0 higher at June 30, 2004 and 2003, respectively, if the FIFO method had been used.  Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased net income by $0.1 million in 2004, $0.1 million in 2003 and $1.4 million in 2002.

Inventory components at June 30 are as follows:

	2004	2003

(Amounts in Thousands)
Finished products	$33,989	$29,639
Work-in-process	15,666	14,709
Raw materials	42,876	42,951

Total inventory	$92,531	$87,299

Note 4    Property and Equipment

Major classes of property and equipment at June 30 consist of the following:

	2004	2003

(Amounts in Thousands)
Land	$ 6,752	$ 8,696
Buildings and improvements	190,819	191,447
Machinery and equipment	339,803	342,269
Construction-in-progress	15,025	7,999

Total	$552,399	$550,411
Less: Accumulated depreciation	(354,253)	(351,430)

Property and equipment, net	$198,146	$198,981

The useful lives used in computing depreciation are based on the Company's estimate of the service life of the classes of property, as follows:

Years

Buildings and improvements	5 to 50
Machinery and equipment	2 to 20
Leasehold improvements	Life of Lease

Depreciation and amortization of property and equipment, including asset write-downs associated with the Company's restructuring plans, totaled, in millions, $34.0 for 2004, $46.7 for 2003 and $39.3 for 2002.

Note 5    Commitments and Contingent Liabilities

Leases:

Operating leases for certain office, showroom, warehouse and manufacturing facilities, land and equipment, which expire from fiscal year 2005 to 2030, contain provisions under which minimum annual lease payments are, in millions, $5.8, $4.2, $2.9, $2.4, and $0.8 for the five years ended June 30, 2009, respectively, and aggregate $2.9 million from fiscal year 2010 to the expiration of the leases in fiscal year 2030.  The Company is obligated under certain real estate leases to maintain the properties and pay real estate taxes.  Total rental expenses amounted to, in millions, $8.4, $9.1, and $8.7 in 2004, 2003 and 2002, respectively.

Guarantees:

As of June 30, 2004, the Company has guarantees issued which are contingent on the future performance of another entity.  The guarantees include customer lease financing with recourse, whereby the Company may become liable to a third party leasing company if the customer defaults on their lease, guarantees of third party dealer facility leases and bank loans, whereby the Company may become liable if the dealer defaults on a lease or bank loans, and guarantees associated with subleases, whereby the Company may be responsible for lease commitments if the sublessee defaults.  At the inception of a guarantee, the Company recognizes a liability for obligations the Company may incur if specified triggering events or conditions occur.  The liability is recorded at fair value which is estimated based on various factors including risk that the Company may have to perform under a guarantee, and ability to recover against payments made on a guarantee.  The maximum potential liability and carrying amount recorded for these guarantees are immaterial to the Company's financial position.

Product Warranties:

The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered.  Management may refine the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual during fiscal year 2004 and 2003 were as follows:

(Amounts in Thousands)	2004	2003

Product Warranty Liability at the beginning of the year	$ 5,011	$ 6,156
Accrual for warranties issued	1,665	1,823
Accruals related to pre-existing warranties (including changes in estimates)	(1,170)	(472)
Settlements made (in cash or in kind)	(1,928)	(2,496)

Product Warranty Liability at the end of the year	$ 3,578	$ 5,011

Note 6    Long-Term Debt and Credit Facility

Long-term debt is principally obligations under long-term capitalized leases.  Aggregate maturities of long-term debt for the next five years are, in thousands, $426, $49, $8, $9, and $9, respectively, and aggregate $320 thereafter.  Interest rates range from 3.735% to 9.25%.  Interest paid was immaterial in each of the three years ended June 30, 2004.  Based upon borrowing rates currently available to the Company, the fair value of the Company's debt approximates the carrying value.

The Company maintains a five year revolving credit facility which expires in May 2009 and provides for up to $75 million in borrowings, with an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent.  The Company uses this facility for acquisitions and general corporate purposes.  A commitment fee is payable on the unused portion of the credit facility.  The interest rate applicable to borrowings under the agreement is based on the London Interbank Offered Rate (LIBOR) plus a margin.  The Company is in compliance with debt covenants requiring it to maintain certain debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions.  At June 30, 2004 and 2003, the Company had no borrowings outstanding under the credit facility.  However, the Company issued $5.0 million in letters of credit against the credit facility, which reduces total availability to borrow to $70.0 million as of June 30, 2004.

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

Company contributions are based on a percent of net income as defined in the plans; the percent of contribution is determined by the Board of Directors up to specific maximum limits.  Total contributions to the retirement plans for 2004, 2003 and 2002 were approximately, in millions, $2.0, $2.5, and $6.1, respectively.

Employees of certain foreign subsidiaries are covered by local pension or retirement plans.  Annual expense and accumulated benefits of these foreign plans are not material to the consolidated financial statements.

Note 8    Stock Compensation Plans

On August 19, 2003, the Board of Directors adopted the 2003 Stock Option and Incentive Plan, which was approved by the Company's Share Owners on October 21, 2003.  Under this plan, 2,500,000 shares of Common Stock were reserved for restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units and stock appreciation rights for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees.  The 2003 Stock Option and Incentive Plan is a 10 year plan.  The number of employees participating in the plan was 107 in fiscal year 2004.

The Company has issued restricted share units to officers and other key employees under this plan.  The restricted share units vest in 5 years.  As of June 30, 2004, 323,900 restricted share units were outstanding with a weighted average grant date value of $17.29.

In addition to restricted share unit awards, the Company has stock options outstanding under two former stock incentive plans.  The 1996 Stock Incentive Program, which was approved by the Company's Share Owners on October 22, 1996, allowed the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, and performance share awards to officers and other key employees of the Company, and to members of the Board of Directors who are not employees.  The 1996 Stock Incentive Program will continue to have options outstanding through fiscal year 2013.  The 1996 Directors' Stock Compensation and Option Plan, available to all members of the Board of Directors, was approved by the Company's Share Owners on October 22, 1996.  Under terms of the plan, Directors electing to receive all, or a portion, of their fees in the form of Company stock were also granted a number of stock options equal to 50% of the number of shares received for compensation of fees. The Directors' Stock Compensation and Option Plan will continue to have options outstanding through fiscal year 2009.  No shares remain available for issuance under the Company's prior stock option plans.

Stock options are priced at the fair market value of the stock at the date of grant.  Options granted under the plans generally are exercisable from six months to five years after the date of grant and expire five to ten years after the date of grant.  Stock options are forfeited when employment terminates, except in case of retirement, death or permanent disability.  The Company has elected to continue to follow the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related Interpretations; accordingly, no compensation cost has been reflected in the financial statements for its stock options.  See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for the pro forma net income effect if compensation cost of stock options had been recognized in the financial statements.

Stock option transactions under the plans were as follows:

	Number of Shares	Weighted Average Exercise Price

Options outstanding June 30, 2001	2,168,116	$18.07

Granted	1,152,045	15.22
Exercised	(85,389)	13.77
Forfeited	(212,784)	17.20
Expired	(78,272)	13.90
Options outstanding June 30, 2002	2,943,716	17.26

Granted	841,319	15.06
Exercised	--	--
Forfeited	(466,093)	16.96
Expired	(305,306)	21.81
Options outstanding June 30, 2003	3,013,636	16.23

Granted	2,059	15.29
Exercised	(6,684)	15.24
Forfeited	(254,315)	16.78
Expired	(141,912)	18.27
Options outstanding June 30, 2004	2,612,784	$16.06

Shares available for future issuance under the 2003 Stock Option and Incentive Plan	2,170,148

Following is a status of options outstanding at June 30, 2004:

	Outstanding Options			Exercisable Options

Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$11.00-$16.00	1,672,573	8 years	$15.14	920,494	$15.19
$16.00-$22.00	940,211	3 years	17.70	938,466	17.70

Total	2,612,784	6 years	$16.06	1,858,960	$16.46

Note 9    Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Income tax benefits associated with net operating losses expire from fiscal year 2009 to 2024.  A valuation reserve was provided as of June 30, 2004 and 2003 for deferred tax assets relating to foreign and state net operating losses and certain state tax abatement programs.

The components of the deferred tax assets and liabilities as of June 30, 2004 and 2003, are as follows:

	2004	2003

(Amounts in Thousands)
Deferred Tax Assets:
Receivables	$ 2,868	$ 3,650
Inventory	2,822	5,350
Employee benefits	9,381	7,375
Restricted Share Units	186	--
Other current liabilities	3,845	4,336
Restructuring	91	230
Goodwill	881	1,076
Charitable contribution carryforward	2,793	945
Net operating loss carryforward	2,054	4,525
Miscellaneous	3,395	2,416
Valuation Allowance	(2,597)	(1,948)

Total asset	$25,719	$27,955

Deferred Tax Liabilities:
Property & equipment	$21,305	$19,105
Capitalized software	3,648	4,224
Miscellaneous	901	805

Total liability	$25,854	$24,134

The components of income before taxes on income are as follows:

	Year Ended June 30

	2004	2003	2002

(Amounts in Thousands)
United States	$13,959	$2,457	$50,784
Foreign	15,873	3,976	821

Total income before income taxes	$29,832	$6,433	$51,605

The provision for income taxes is composed of the following items:

	Year Ended June 30

	2004	2003	2002

(Amounts in Thousands)
Currently Payable (Refundable):
Federal	$(1,242)	$ 209	$ 9,739
Foreign	4,213	1,507	1,303
State	1,220	871	1,948

Total current	4,191	2,587	12,990

Deferred Taxes:
Federal	3,566	(1,058)	4,264
Foreign	619	(282)	(1,115)
State	(229)	(408)	966

Total deferred	3,956	(1,748)	4,115

Total provision for income taxes	$ 8,147	$ 839	$17,105

A reconciliation of the statutory U.S. income tax rate to the Company's effective income tax rate follows:

	Year Ended June 30

	2004		2003		2002

	Amount	%	Amount	%	Amount	%
(Amounts in Thousands)
Tax computed at U.S. statutory rate	$10,441	35.0%	$2,252	35.0%	$18,062	35.0%
State income taxes, net of federal income tax benefit	644	2.2	301	4.7	1,895	3.7
Foreign tax effect	(723)	(2.4)	(166)	(2.6)	(100)	(0.2)
Tax-exempt interest income	(320)	(1.1)	(488)	(7.6)	(787)	(1.5)
Sale of subsidiary	--	--	(124)	(1.9)	(1,868)	(3.6)
Donation of appreciated assets	(796)	(2.7)	(686)	(10.7)	--	--
Research Credit	(948)	(3.2)	(397)	(6.2)	(400)	(0.8)
Other - net	(151)	(0.5)	147	2.3	303	0.5

Total provision for income taxes	$ 8,147	27.3%	$ 839	13.0%	$17,105	33.1%

Cash payments for income taxes, net of refunds, were in thousands, $6,480, $8,251 and $4,665 in 2004, 2003 and 2002, respectively.

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

The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. The maximum length of time the Company had hedged its exposure to the variability in future cash flows was 11 months as of both the years ended June 30, 2004 and 2003. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income, a component of Share Owners' Equity, and are subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other income or expense immediately.

The fair value of derivative financial instruments recorded on the balance sheet as of June 30, 2004 and 2003 was, in thousands, $635 and $89, recorded in other current assets, and $0 and $574, recorded in other current liabilities, respectively. Derivative gains (losses), on a pre-tax basis, were, in thousands, ($68), $30, and $33, in fiscal year 2004, 2003, and 2002, respectively. The Company estimates that, in thousands, $635 of pre-tax derivative gains deferred in accumulated other comprehensive income will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next fiscal year ending June 30, 2005.

Note 12    Short-Term Investments

The Company's short-term investment portfolio consists of available-for-sale securities, primarily government and municipal obligations.  These securities are reported at fair value, which is estimated based upon the quoted market values of those, or similar instruments.  Carrying costs reflect the original purchase price, with discounts and premiums amortized over the life of the security.  All available-for-sale securities mature within a five year period.

	Year Ended June 30,
	2004	2003
(Amounts in Thousands)
Carrying cost	$30,560	$29,880
Unrealized holding gains	194	851
Unrealized holding losses	(213)	(2)

Fair Value (1)	$30,541	$30,729

(1) The fair value of investments which have been in a continuous unrealized loss position for less than 12 months total, in thousands, $18,298 and $538 for the years ended June 30, 2004 and 2003, respectively.  No investments have been in a continuous unrealized loss position for more than 12 months.  Because the Company has the ability to hold these investments and expects unrealized losses to be recoverable, the Company does not consider these investments to be other-than-temporarily impaired.

Proceeds from sales of available-for-sale securities were, in thousands, $23,733, $23,455, and $19,870 for the years ended June 30, 2004, 2003, and 2002, respectively.  Gross realized gains and losses on the sale of available-for-sale securities at June 30, 2004 were, in thousands, $337 and ($24) respectively, compared to gross realized gains and losses of, in thousands, $414 and ($6) respectively, at June 30, 2003 and $363 and ($8) respectively, at June 30, 2002.  The cost was determined on each individual security in computing the realized gains and losses.

The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees which holds investments of $10.3 million and $8.7 million at June 30, 2004 and 2003, respectively.  The SERP is structured as a rabbi trust and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.  The Company recognizes SERP assets on the balance sheet at current fair value.  A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants.  The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income.  Adjustments made to revalue the SERP liability are also recognized in income, and exactly offset valuation adjustments on SERP investment assets.  The change in net unrealized holding gains and losses at June 30, 2004, 2003, and 2002 was, in thousands, $826, ($229), and ($398), respectively.

Note 13    Accrued Expenses

Accrued expenses at June 30 consisted of:

	June 30

	2004	2003

(Amounts in Thousands)
Taxes	$ 3,723	$ 7,350
Compensation	25,797	20,270
Retirement plan	1,944	2,370
Insurance	7,901	5,555
Other expenses	11,742	14,797

Total accrued expenses	$51,107	$50,342

Note 14   Segment and Geographic Area Information

Management organizes the Company into segments based upon differences in products and services offered in each segment.  The segments and their principal products and services are as follows:

The Furniture and Cabinets segment manufactures furniture for the office, residential, and hospitality industries, all sold under the Company's family of brand names.  The Furniture and Cabinets segment also provides engineering and manufacturing services which utilize common production and support capabilities on a contract basis to customers in the residential furniture and cabinets, office furniture, and retail infrastructure industries, as well as forest products.  Intersegment sales are insignificant.

The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally.  The Company's focus is on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications.  The Company currently sells primarily to customers in the transportation, industrial controls and medical industries.  Intersegment sales are insignificant.  Included in the Electronic Contract Assemblies segment are sales to one customer, TRW Automotive, Inc., totaling in millions, $162.2, $196.7 and $185.7 in fiscal years 2004, 2003 and 2002, respectively, representing 14%, 17% and 16% of consolidated net sales, respectively, for such periods.

The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements with additional explanation of segment allocations as follows.  Corporate operating costs are allocated to the segments based on the extent to which each segment uses a centralized function, where practicable.  However, certain common costs have been allocated among segments less precisely than would be required for stand alone financial information prepared in accordance with accounting principles generally accepted in the United States of America.  Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments.  Unallocated corporate net income consists of net income not allocated to segments for purposes of evaluating segment performance and includes income from corporate investments and other non-operational items.

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

	At or For the Year Ended June 30, 2004

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$708,193	$439,309	$ 1,136	$1,148,638
Depreciation and Amortization	25,499	15,837	-0-	41,336
Interest Income	-0-	-0-	1,399	1,399
Interest Expense	58	7	350	415
Taxes on Income	(315)	8,505	(43)	8,147
Net Income (1)	418	18,365	2,902	21,685
Total Assets	334,111	200,287	79,671	614,069
Capital Expenditures	14,399	22,746	-0-	37,145

	At or For the Year Ended June 30, 2003

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$697,651	$456,719	$ 322	$1,154,692
Depreciation and Amortization	32,516	11,284	--	43,800
Interest Income	--	--	1,981	1,981
Interest Expense	116	15	48	179
Taxes on Income	(10,208)	9,541	1,506	839
Net Income (2)	(14,396)	16,470	3,520	5,594
Total Assets	347,379	186,266	81,999	615,644
Capital Expenditures	13,368	8,621	--	21,989

	At or For the Year Ended June 30, 2002

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$736,187	$436,248	$ 69	$1,172,504
Depreciation and Amortization	29,664	17,188	--	46,852
Interest Income	--	--	2,460	2,460
Interest Expense	235	5	89	329
Taxes on Income	9,706	8,291	(892)	17,105
Net Income (3)(4)	20,435	13,496	569	34,500
Total Assets	364,307	229,385	80,420	674,112
Capital Expenditures	12,022	25,973	--	37,995

(1) Includes after-tax restructuring of $1.2 million in fiscal year 2004.  On a segment basis, the Furniture and Cabinets segment recorded $1.1 million restructuring charge, and Unallocated Corporate recorded a $0.1 million restructuring charge.  See Note 17 - Restructuring and Other Expense of Notes to Consolidated Financial Statements for further discussion.

(2) Includes after-tax restructuring and other charges of $11.7 million in fiscal year 2003.  On a segment basis, the Furniture and Cabinets segment recorded $10.1 million of restructuring and other charges, the Electronic Contract Assemblies segment recorded a $1.8 million restructuring charge, and Unallocated Corporate recorded $0.2 million of restructuring income.  See Note 17 - Restructuring and Other Expense of Notes to Consolidated Financial Statements for further discussion.

(3) Includes after-tax restructuring charges of $0.3 million in fiscal year 2002.  On a segment basis, the Furniture and Cabinets segment recorded a $1.0 million restructuring charge, the Electronic Contract Assemblies segment recorded $0.6 million of restructuring income, and Unallocated Corporate recorded $0.1 million of restructuring income.  See Note 17 - Restructuring and Other Expense of Notes to Consolidated Financial Statements for further discussion.

(4) Net income in the Furniture and Cabinets segment for fiscal year 2002 includes an $8.2 million after-tax gain on the sale of the Company's Boesendorfer piano subsidiary.

Sales by Product Line

The Furniture and Cabinets segment produces and sells a broad range of similar products and services. Net sales to external customers by product line within the Furniture and Cabinets segment are as follows:

	Year Ended June 30

	2004	2003	2002
(Amounts in Thousands)
Net Sales:
Furniture and Cabinets
Branded Furniture	$525,136	$506,506	$548,906
Contract Furniture and Cabinets	121,246	147,592	156,103
Forest Products	61,811	43,553	31,178

Total	$708,193	$697,651	$736,187

Geographic Area

The following geographic area data includes net sales based on product shipment destination and long-lived assets based on physical location.  Long-lived assets include property and equipment and other long-term assets such as software.

	At or For the Year Ended June 30

	2004	2003	2002
(Amounts in Thousands)
Net Sales:
United States	$ 931,768	$1,008,583	$1,049,265
Foreign	216,870	146,109	123,239

Total net sales	$1,148,638	$1,154,692	$1,172,504

Long-Lived Assets:
United States	$ 213,331	$ 224,069	$ 261,724
Foreign	48,221	38,270	34,239

Total long-lived assets	$ 261,552	$ 262,339	$ 295,963

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

	For the Year Ended June 30, 2004

(Amounts in Thousands, Except per Share Data)	Class A	Class B	Total
Basic Earnings Per Share:
Dividends declared	$ 8,556	$15,658	$24,214
Undistributed earnings (loss)	(909)	(1,620)	(2,529)

Net Income	$ 7,647	$14,038	$21,685

Average Basic Shares Outstanding	13,696	24,405	38,101

Basic Earnings Per Share	$0.56	$0.58

Diluted Earnings Per Share:
Dividends declared and assumed dividends on dilutive shares	$ 8,556	$15,686	$24,242
Undistributed earnings (loss)	(922)	(1,635)	(2,557)

Net Income	$ 7,634	$14,051	$21,685

Average Diluted Shares Outstanding	13,807	24,500	38,307

Diluted Earnings Per Share	$0.55	$0.57

	For the Year Ended June 30, 2003

(Amounts in Thousands, Except per Share Data)	Class A	Class B	Total
Basic Earnings Per Share:
Dividends declared	$ 8,548	$15,539	$24,087
Undistributed earnings (loss)	(6,698)	(11,795)	(18,493)

Net Income	$ 1,850	$ 3,744	$ 5,594

Average Basic Shares Outstanding	13,786	24,278	38,064

Basic Earnings Per Share	$0.13	$0.15

Diluted Earnings Per Share:
Dividends declared and assumed dividends on dilutive shares	$ 8,548	$15,553	$24,101
Undistributed earnings (loss)	(6,699)	(11,808)	(18,507)

Net Income	$ 1,849	$ 3,745	$ 5,594

Average Diluted Shares Outstanding	13,786	24,299	38,085

Diluted Earnings Per Share	$0.13	$0.15

	For the Year Ended June 30, 2002

(Amounts in Thousands, Except per Share Data)	Class A	Class B	Total
Basic Earnings Per Share:
Dividends declared	$ 8,652	$15,411	$24,063
Undistributed earnings	3,836	6,601	10,437

Net Income	$12,488	$22,012	$34,500

Average Basic Shares Outstanding	13,979	24,059	38,038

Basic Earnings Per Share	$0.89	$0.91

Diluted Earnings Per Share:
Dividends declared and assumed dividends on dilutive shares	$ 8,652	$15,430	$24,082
Undistributed earnings	3,826	6,592	10,418

Net Income	$12,478	$22,022	$34,500

Average Diluted Shares Outstanding	13,979	24,089	38,068

Diluted Earnings Per Share	$0.89	$0.91

For the fiscal year ended June 30, 2004, 2003 and 2002, respectively, included in the diluted earnings per share computation are 95,000, 21,000 and 30,000 average shares of Class B Common Stock representing the dilutive effect of stock options, contingently issuable restricted share units and performance share grants.  The Class A diluted earnings per share computation includes 111,000 average shares of Class A Common Stock representing the dilutive effect of contingently issuable restricted share units for 2004.  Also included in the Class B diluted earnings per share computation are $28,000, $14,000 and $19,000 of Class B assumed dividends payable on those dilutive shares for the fiscal year ended June 30, 2004, 2003 and 2002, respectively.  A corresponding reduction of undistributed earnings has been allocated pro-rata over Class A and Class B shares.

Included in fiscal year 2004 dividends declared are dividends computed and accrued on unvested Class A and Class B restricted share units, which will be paid by a conversion to the equivalent value of common shares after a vesting period.

In fiscal year 2004, 1,082,460 antidilutive stock options out of 2,738,373 average shares outstanding were excluded from the dilutive calculation.  All 3,073,000 average stock options outstanding were antidilutive for fiscal year 2003 and were excluded from the dilutive calculation.  In fiscal year 2002, 2,836,678 antidilutive stock options out of 2,871,014 average shares outstanding were excluded from the dilutive calculation.

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

	Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustments	Net Change in Unrealized Gains and Losses on Securities (1)	Net Change in Derivative Gains/Losses (2)	Accumulated Other Comprehensive Income
(Amounts in Thousands)
Balance at June 30, 2001	$ 779	$ 657	$ --	$1,436

Current year change	(833)	(28)	29	(832)
Balance at June 30, 2002	(54)	629	29	604

Current year change	1,116	(77)	(360)	679
Balance at June 30, 2003	1,062	552	(331)	1,283

Current year change	58	(564)	845	339
Balance at June 30, 2004	$1,120	$ (12)	$514	$1,622

(1) Net of tax expense/(benefit) of ($304), ($41) and ($15) for fiscal year 2004, 2003 and 2002, respectively.

(2) Net of tax expense/(benefit) of $274, ($153) and $0 for fiscal year 2004, 2003 and 2002, respectively.

Note 17   Restructuring and Other Expense

Restructuring:

During the second quarter of fiscal year 2003, the Company announced incremental cost scaling actions to more closely align its operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity within both of the Company's segments.  Overall scaling actions include the consolidation of capabilities and operations, selling and/or exiting redundant facilities, aligning personnel costs and adjusting assets associated with scaling actions to their current fair values.  The Company accounts for restructuring cost in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Based on costs incurred since inception of $24.4 million and latest cost estimates, the Company estimates total pre-tax restructuring and other costs discussed below to be approximately $25 million.  Activities outlined in the restructuring plan began in the second quarter of fiscal year 2003 and are expected to be substantially complete by September 30, 2004.  These charges are included in the Restructuring and Other Expense line item on the Company's Consolidated Statements of Income.

During the fourth quarter of fiscal year 2001, the Company announced a restructuring plan designed to more closely align its operating capabilities and capacities with changing customer and market requirements and current economic conditions.  The plan included consolidating manufacturing facilities and processes, and scaling capacities at other facilities.  Activities outlined in the restructuring plan began in late fiscal year 2001 and were completed during fiscal year 2003.

  Fiscal Year 2004 Restructuring Charges

The Company recognized consolidated pre-tax restructuring expense of $3.4 million in fiscal year 2004 related to the restructuring plan announced in fiscal year 2003.  Included in the year-to-date restructuring charge is $1.6 million for asset write-downs, $0.1 million for employee transition and other employee costs, and $1.7 million for plant closure and other exit costs.  The write-down of assets was required because the carrying value of long-lived assets affected by the restructuring plan exceeded the projected future undiscounted cash flows, including sales proceeds.  Therefore, the Company was required to reduce the carrying value of the long-lived assets to fair value.

Within the Furniture and Cabinets segment, the Company recorded pre-tax restructuring charges of $1.8 million primarily related to asset write-downs, and plant closure and other exit costs, and Unallocated Corporate recorded $1.6 million of pre-tax restructuring charges, primarily related to asset write-downs.

The Company has implemented most activities relating to the restructuring plan, and expects the remaining activities to be substantially complete by September 30, 2004.  These charges are included in the Restructuring and Other expense line item on the Company's Consolidated Statements of Income.

  Fiscal Year 2003 Restructuring Charges

As a result of both of the restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $13.4 million in fiscal year 2003.  Included in the restructuring charge is $7.4 million for asset write-downs, $2.5 million for employee transition and other employee costs, and $3.5 million for plant closure and other exit costs.  Within the Furniture & Cabinets segment, the Company recorded pre-tax restructuring charges of $9.6 million, primarily related to asset write-downs, employee transition costs and plant closure and other exit costs. Within the Electronic Contract Assemblies segment, the Company recorded pre-tax restructuring charges of $4.1 million, primarily related to asset write-downs. During fiscal year 2003, $0.3 million of pre-tax restructuring income related to the sale of an asset was recorded in Unallocated Corporate.

  Fiscal Year 2002 Restructuring Charges

The Company recognized pre-tax restructuring charges of $0.9 million in fiscal year 2002 related to the restructuring plan announced in fiscal year 2001.  The charges consisted of $1.4 million for facility consolidations, $0.6 million for asset write-downs, employee transition costs of $0.1 million, and $1.2 million income as adjustments to the original cost estimates.  The $0.9 million charge included $1.7 million within the Furniture and Cabinets segment, $0.6 million income within the Electronic Contract Assemblies segment and $0.2 million income at Corporate.

  Reserves -- At June 30, 2004, a total of $0.2 million of restructuring liabilities related to the fiscal 2003 restructuring plan remained on the Consolidated Balance Sheet as shown below. The restructuring charge, utilization and cash paid to date, and ending reserve balances at June 30, 2004 were as follows:

(Amounts in Thousands)	Transition and Other Employee Costs	Asset and Goodwill Write-downs	Plant Closure and Other Exit Costs	Total

Reserve June 30, 2001	$1,403	$ --	$ 4,042	$ 5,445

Amounts Charged - Cash	116	--	1,408	1,524
Amounts Charged - Non-Cash	--	553	--	553

Subtotal	116	553	1,408	2,077
Amounts Utilized / Cash Paid	(1,008)	(553)	(2,157)	(3,718)
Amounts Adjusted	(511)	--	(669)	(1,180)

Reserve June 30, 2002	$ --	$ --	$ 2,624	$ 2,624

Amounts Charged - Cash	2,521	--	2,703	5,224
Amounts Charged - Non-Cash	--	7,393	766	8,159

Subtotal	2,521	7,393	3,469	13,383
Amounts Utilized / Cash Paid	(2,504)	(7,393)	(5,577)	(15,474)
Amounts Adjusted	--	--	59	59

Reserve June 30, 2003	$ 17	$ --	$ 575	$ 592

Amounts Charged - Cash	113	--	1,439	1,552
Amounts Charged - Non-Cash	--	1,616	--	1,616

Subtotal	113	1,616	1,439	3,168
Amounts Utilized / Cash Paid	(113)	(1,616)	(1,995)	(3,724)
Amounts Adjusted	(17)	--	208	191

Reserve June 30, 2004	$ --	$ --	$ 227	$ 227

In total, the Company has recognized pre-tax charges of $16.4 million relating to the restructuring plan announced in fiscal year 2003, and $26.9 million relating to the restructuring plan announced in fiscal year 2001.  These actions have reduced the Company's total cost structure through reduced employee costs, manufacturing process costs and facility costs. A portion of the savings is being redeployed into strategic initiatives designed to accelerate top-line revenue growth and quality and efficiency improvements.

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

Note 18    Quarterly Financial Information (Unaudited)

Quarterly financial information is summarized as follows:
	Three Months Ended
	September 30	December 31	March 31	June 30

(Amounts in Thousands, Except for Per Share Data)
2004:
Net Sales	$274,175	$301,070	$285,379	$288,014
Gross Profit	60,961	65,197	60,722	66,788
Net Income	3,078	6,604	4,367	7,636
Basic Earnings Per Share:
Class A	$0.08	$0.17	$0.11	$0.20
Class B	$0.08	$0.18	$0.12	$0.20
Diluted Earnings Per Share:
Class A	$0.08	$0.17	$0.11	$0.20
Class B	$0.08	$0.17	$0.12	$0.20

2003:
Net Sales	$290,115	$302,340	$285,856	$276,381
Gross Profit	63,418	66,288	60,086	60,021
Net Income (Loss)	4,598	(4,609)	2,764	2,841
Basic Earnings (Loss) Per Share:
Class A	$0.12	$(0.12)	$0.07	$0.07
Class B	$0.12	$(0.12)	$0.07	$0.08
Diluted Earnings (Loss) Per Share:
Class A	$0.12	$(0.12)	$0.07	$0.07
Class B	$0.12	$(0.12)	$0.07	$0.08

Net loss in the second quarter of fiscal 2003 includes $10.0 million, or $0.26 per share, for after-tax restructuring and other charges.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company's auditors during the three year period ended June 30, 2004.

Item 9a - Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer of the Company concluded, based upon their best judgement, that the Company's disclosure controls and procedures were effective.

(b)    Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9b - Other Information

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors

The information required by this item with respect to Directors is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 19, 2004 under the caption "Election of Directors."

Audit Committee

The information required by this item with respect to the Audit Committee and its financial expert is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 19, 2004 under the caption "Information Concerning the Board of Directors and Committees."

Nominating Committee

The information required by this item with respect to the Company's planned establishment of a Governance and Nominating Committee is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 19, 2004 under the caption "Information Concerning the Board of Directors and Committees."

Executive Officers of the Registrant

The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I and is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 19, 2004 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance".

Code of Ethics

The Company has adopted a code of ethics that applies to all employees of the Registrant, including the Chief Executive Officer, Chief Financial Officer and the Principal Accounting Officer.  The code of ethics is posted on the Company's website at www.ir.kimball.com.  It is the Company's intention to disclose any amendments to the code of ethics on this website.  In addition, any waivers of the code of ethics for directors or executive officers of the Company will be disclosed in a Current Report on Form 8-K.

Item 11 - Executive Compensation

The information required by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 19, 2004 under the captions - "Information Concerning the Board of Directors and Committees"; "Compensation of Executive Officers"; and "Compensation Committee Report on Executive Compensation."

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters

Security Ownership

The information required by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 19, 2004 under the caption "Share Ownership Information."

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the Company's equity compensation plans as of June 30, 2004:

	Number of Securities to be Issued Upon Exercise of Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)

Equity compensation plans approved by Share Owners	2,612,784	$16.06	2,170,148 (1)

Equity compensation plans not approved by Share Owners	--	--	--

Total	2,612,784	$16.06	2,170,148

(1) Includes 2,170,148 shares available for issuance as Restricted Stock, Restricted Share Units, Unrestricted Share Grants, Incentive Stock Options, Nonqualified Stock Options, Performance Shares, Performance Units and Stock Appreciation Rights under the Company's 2003 Stock Option and Incentive Plan. No shares remain available for issuance under the Company's prior stock option plans.

Item 13 - Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 19, 2004 under the caption "Certain Transactions".

Item 14 - Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 19, 2004 under the caption "Relationship with Independent Public Accountants."

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of the Report:

    (1)  Financial Statements:

    (2)  Financial Statement Schedules:

II. Valuation and Qualifying Accounts for the Three Years Ended June 30, 2004	57

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

    (3)  Exhibits

See the Exhibit Index on page 58 for a list of the exhibits filed or incorporated herein as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer August 23, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ James C. Thyen

JAMES C. THYEN
President, Chief Executive Officer August 24, 2004

/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer August 23, 2004

/s/ Michelle R. Schroeder

MICHELLE R. SCHROEDER Corporate Controller (functioning as Principal Accounting Officer) August 23, 2004

Signature	Signature

/s/ Ronald J. Thyen	/s/ Douglas A. Habig

RONALD J. THYEN*	DOUGLAS A. HABIG*
Director	Director

/s/ John T. Thyen	/s/ James C. Thyen

JOHN T. THYEN*	JAMES C. THYEN*
Director	Director

/s/ Christine M. Vujovich	/s/ Jack R. Wentworth

CHRISTINE M. VUJOVICH*	JACK R. WENTWORTH*
Director	Director

/s/ Harry W. Bowman	/s/ Brian K. Habig

HARRY W. BOWMAN*	BRIAN K. HABIG*
Director	Director

/s/ Polly B. Kawalek	/s/ Geoffrey A. Stringer

POLLY B. KAWALEK*	GEOFFREY A. STRINGER*
Director	Director

*  The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date

August 24, 2004	/s/ John B. Habig

JOHN B. HABIG
Director

August 25, 2004	/s/ Alan B. Graf, Jr.

ALAN B. GRAF, JR.
Director
Individually and as Attorneys-In-Fact

KIMBALL INTERNATIONAL, INC.

Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Expense	Charged to Other Accounts	Write-offs and Recoveries	Balance at End of Year

(Amounts in Thousands)
Year Ended June 30, 2004
Valuation Allowances:
Receivables	$6,276	$1,555	$ 96	$(3,778)	$4,149
Deferred Tax Asset	$1,948	$ 649	---	---	$2,597

Year Ended June 30, 2003
Valuation Allowances:
Receivables	$5,515	$1,491	$(239)	$ (491)	$6,276
Deferred Tax Asset	$1,085	$ 863	---	---	$1,948

Year Ended June 30, 2002
Valuation Allowances:
Receivables	$6,880	$ 737	$(493)	$(1,609)	$5,515
Deferred Tax Asset	$1,189	$ (104)	---	---	$1,085

Fiscal year 2002 reductions to receivables reserves and deferred tax valuation allowance include reductions related to the sale of the Company's piano subsidiary.

KIMBALL INTERNATIONAL, INC.

INDEX OF EXHIBITS

Exhibit No.	Description

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2002)
3(b)	Restated By-laws of the Company (Incorporated by reference to the Company's Form 10-Q for the period ended September 30, 2000)
10(a)*	Supplemental Bonus Plan
10(b)*	2003 Stock Option and Incentive Plan (Incorporated by reference to the Company's Annual Proxy Statement filed September 10, 2003)
10(c)*	Supplemental Employee Retirement Plan (Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2004)
10(d)*	1996 Stock Incentive Program (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2001)
10(e)*	1996 Director Stock Compensation and Option Plan (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2001)
10(f)	Credit Agreement
10(g)*	Property Management Services Agreement (director's management contract) (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2003)
11	Computation of Earnings Per Share (Incorporated by reference to Note 15 - Earnings Per Share of Notes to Consolidated Financial Statements)
21	Significant Subsidiaries of the Company
23	Consent of Deloitte & Touche LLP
24	Power of Attorney

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* = constitutes management contract or compensatory arrangement