Form 10-Q
period 2004-09-30
KIMBALL INTERNATIONAL INC
filed 2004-11-05
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the Registrant's common stock as of October 20, 2004 were:

Class A Common Stock - 13,618,511 shares
Class B Common Stock - 24,514,416 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited) September 30, 2004	June 30, 2004

Assets
Current Assets:
Cash and cash equivalents	$ 68,245	$ 54,941
Short-term investments	31,178	30,541
Receivables, less allowances of $2,507 and $3,456, respectively	127,704	127,411
Inventories	98,729	92,531
Other	30,338	34,621

Total current assets	356,194	340,045

Property and Equipment - net of accumulated depreciation of $356,644 and $354,253, respectively	184,347	198,146
Capitalized Software - net of accumulated amortization of $38,194 and $36,823, respectively	40,220	41,059
Other Assets	34,902	34,819

Total Assets	$615,663	$614,069

Liabilities and Share Owners' Equity
Current Liabilities:
Current maturities of long-term debt	$ 290	$ 426
Accounts payable	91,535	89,907
Borrowings under credit facility	1,682	-0-
Dividends payable	6,184	6,131
Accrued expenses	50,994	51,334

Total current liabilities	150,685	147,798

Other Liabilities:
Long-term debt, less current maturities	355	395
Deferred income taxes and other	30,261	31,265

Total other liabilities	30,616	31,660

Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized 14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized 28,657,000 shares issued	1,433	1,433
Additional paid-in capital	5,565	6,063
Retained earnings	502,328	503,396
Accumulated other comprehensive income	1,984	1,622
Deferred stock-based compensation	(4,784)	(5,134)
Less: Treasury stock, at cost:
Class A - 524,000 and 511,000 shares, respectively	(8,157)	(7,989)
Class B - 4,047,000 and 4,079,000 shares, respectively	(64,725)	(65,498)

Total Share Owners' Equity	434,362	434,611

Total Liabilities and Share Owners' Equity	$615,663	$614,069

See Notes to Condensed Consolidated Financial Statements
3

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

(Unaudited)
Three Months Ended
September 30,

	2004	2003

Net Sales	$284,777	$274,175

Cost of Sales	226,016	213,214

Gross Profit	58,761	60,961

Selling, General and Administrative Expenses	55,499	55,407

Restructuring Expense	321	1,763

Operating Income	2,941	3,791

Other Income (Expense):
Interest income	437	399
Interest expense	(38)	(30)
Non-operating income	3,365	1,176
Non-operating expense	(402)	(618)

Other income, net	3,362	927

Income Before Taxes on Income	6,303	4,718

Provision for Income Taxes	1,288	1,640

Net Income	$ 5,015	$ 3,078

Earnings Per Share of Common Stock:
Basic:
Class A	$0.13	$0.08
Class B	$0.13	$0.08
Diluted:
Class A	$0.13	$0.08
Class B	$0.13	$0.08

Dividends Per Share of Common Stock:
Class A	$0.155	$0.155
Class B	$0.160	$0.160

Average Total Number of Shares Outstanding Class A and B Common Stock:
Basic	38,118	38,082
Diluted	38,511	38,105

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Three Months Ended September 30,

	2004	2003

Cash Flows From Operating Activities:
Net income	$ 5,015	$ 3,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,620	9,739
(Gain)/loss on sales of assets	(519)	153
Restructuring	116	1,088
Deferred income tax and other deferred charges	(938)	600
Stock-based compensation	534	103
Change in current assets and liabilities:
Receivables	(293)	(204)
Inventories	(6,198)	(5,521)
Other current assets	3,829	2,054
Accounts payable	1,493	8,691
Accrued expenses	(3,722)	1,198

Net cash provided by operating activities	9,937	20,979

Cash Flows From Investing Activities:
Capital expenditures	(8,351)	(6,074)
Proceeds from sales of assets	39	1,919
Proceeds from sales of facilities	17,520	-0-
Purchase of capitalized software and other assets	(845)	(3,919)
Purchases of available-for-sale securities	(9,891)	(9,024)
Sales and maturities of available-for-sale securities	9,421	8,672

Net cash provided by (used for) investing activities	7,893	(8,426)

Cash Flows From Financing Activities:
Net change in short-term borrowings	1,682	-0-
Net change in long-term debt	(176)	(855)
Dividends paid to share owners	(6,030)	(6,023)
Other, net	(49)	26

Net cash used for financing activities	(4,573)	(6,852)

Effect of Exchange Rate Change on
Cash and Cash Equivalents	47	(17)

Net Increase in Cash and Cash Equivalents	13,304	5,684

Cash and Cash Equivalents-Beginning of Period	54,941	51,291

Cash and Cash Equivalents-End of Period	$68,245	$56,975

Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) during the period for:
Income taxes	$(1,098)	$(2,691)
Interest	$ 65	$ 56

Total Cash, Cash Equivalents and Short-Term Investments:
Cash and cash equivalents	$68,245	$56,975
Short-term investments	31,178	31,093

Totals	$99,423	$88,068

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options is recognized in income.  The Company recognizes expense associated with restricted share units, performance shares and unrestricted share grants, which compensate employees with common stock.  The Company's stock-based employee compensation plans are described in the Company's Annual Report on Form 10-K for the year ended June 30, 2004 and in the Company's proxy statement filed September 8, 2004.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,
	2004	2003
(Amounts in Thousands, Except for Per Share Data)
Net Income, as reported	$5,015	$3,078
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	289	57
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	429	477

Pro forma net income	$4,875	$2,658

Earnings per share:
As reported:
Basic:
Class A	$0.13	$0.08
Class B	$0.13	$0.08
Diluted:
Class A	$0.13	$0.08
Class B	$0.13	$0.08

Pro Forma:
Basic:
Class A	$0.13	$0.07
Class B	$0.13	$0.07
Diluted:
Class A	$0.12	$0.07
Class B	$0.13	$0.07

Pre-Production Costs and Tooling

Pre-production design and development costs related to long-term supply arrangements in which a customer contractually guarantees reimbursement are capitalized.  Pre-production design and development costs are expensed as incurred if no contractual guarantees are provided.  The Company has $0.5 million and $0.3 million of pre-production costs which are recoverable from customers capitalized as of September 30, 2004 and June 30, 2004, respectively.

The Company capitalizes the cost of tooling which it owns or which it has a noncancelable right to use during a supply arrangement.  As of September 30, 2004 and June 30, 2004, respectively, the Company has $2.4 million and $1.7 million of Company-owned tooling costs capitalized, and $0.7 million and $0.6 million of customer-owned tooling costs capitalized.

New Accounting Standards

In March 2004, the FASB ratified the EITF's consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1).  EITF 03-1 provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements.  The disclosure provisions of EITF 03-1 were effective beginning in fiscal year ended June 30, 2004, and were reported in the Company's Form 10-K.  The implementation of the recognition and measurement provisions of EITF 03-1 have been delayed by the Financial Accounting Standards Board pending the release of another staff position.

Note 2. Inventories

Inventory components of the Company are as follows:

	September 30,	June 30,
	2004	2004
(Amounts in Thousands)
Finished Products	$36,996	$33,989
Work-in-Process	16,689	15,666
Raw Materials	45,044	42,876

Total Inventory, net	$98,729	$92,531

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three month periods ended September 30, 2004 and 2003 is as follows:

	Three Months Ended
	September 30,

	2004	2003
(Amounts in Thousands)
Net Income	$5,015	$3,078
Change in Unrealized Gains/Losses on Securities [1]	101	8
Change in Gains/Losses on Derivatives [2]	262	(24)
Foreign Currency Translation Adjustment	(1)	11

Comprehensive Income	$5,377	$3,073

[1] Net of tax expense of $66 and $5 for the three months ended September 30, 2004 and 2003, respectively.

[2] Net of tax expense/(benefit) of $61 and ($5) for the three months ended September 30, 2004 and 2003, respectively. The Company's use of derivatives is generally limited to forward purchases of foreign currency designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency.

Note 4. Segment Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture and Cabinets segment provides furniture for the office, residential, and hospitality industries, all sold under the Company's family of brand names. The Furniture and Cabinets segment also provides engineering and manufacturing services which utilize common production and support capabilities on a contract basis to customers in the residential furniture and cabinets, office furniture, and retail infrastructure industries, as well as forest products. The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. The Company's focus is on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The Company currently sells primarily to customers in the transportation, industrial controls, telecommunications and medical industries. Intersegment sales are insignificant.

Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments. Unallocated corporate net income consists of net income not allocated to segments for purposes of evaluating segment performance and includes income from corporate investments and other non-operational items. The basis of segmentation and accounting policies of the segments are consistent with those as disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

At or For the Three Months Ended
September 30,

	2004		2003
(Amounts in Thousands)
Net Sales:
Furniture and Cabinets	$176,826		$171,977
Electronic Contract Assemblies	107,874		102,002
Unallocated Corporate and Eliminations	77		196

Consolidated	$284,777		$274,175

Net Income (Loss):
Furniture and Cabinets	$ 1,256		$ (1,138)
Electronic Contract Assemblies	2,819		3,019
Unallocated Corporate and Eliminations	940		1,197

Consolidated	$ 5,015	[1]	$ 3,078	[2]

Total Assets:
Furniture and Cabinets	$315,706		$356,062
Electronic Contract Assemblies	201,745		192,281
Unallocated Corporate and Eliminations	98,212		73,862

Consolidated	$615,663		$622,205

[1] Net Income includes after-tax restructuring charges of $193 in the three months ended September 30, 2004.  On a segment basis, in the three months ended September 30, 2004, the Furniture and Cabinets segment recorded $179 of restructuring charges, and Unallocated Corporate recorded $14 of restructuring charges.  See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

[2] Net Income (Loss) includes after-tax restructuring charges of $411 in the three months ended September 30, 2003.  On a segment basis, in the three months ended September 30, 2003, the Furniture and Cabinets segment recorded $316 of restructuring charges and Unallocated Corporate recorded $95 of restructuring charges.  See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

Sales by Product Line

The Furniture and Cabinets segment produces and sells a broad range of similar products and services. Net sales to external customers by product line within the Furniture and Cabinets segment were as follows:

Three Months Ended September 30,

	2004	2003
(Amounts in Thousands)
Net Sales:
Furniture and Cabinets
Branded Furniture	$131,624	$128,291
Contract Furniture and Cabinets	27,152	29,627
Forest Products	18,050	14,059

Total	$176,826	$171,977

Note 5. Restructuring Expense

Fiscal Year 2005 Charges

During the second quarter of fiscal year 2003, the Company announced incremental cost scaling actions to more closely align its operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity. The actions included the consolidation of capabilities and operations, selling and/or exiting redundant facilities, aligning personnel costs and adjusting associated assets to their current fair values.

As a result of the restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $0.3 million in the first quarter ended September 30, 2004, primarily within the Furniture and Cabinets segment. Included in the first quarter ended September 30, 2004 were restructuring charges of $0.1 million for asset write-downs and $0.2 million for plant closure and other exit costs. The Company accounts for restructuring costs in accordance with FASB Statement No. 146, Accounting for Cost Associated with Exit or Disposal Activities.

Activities outlined in the restructuring plan began in the second quarter of fiscal year 2003 and have now been successfully executed. These charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.

Fiscal Year 2004 Charges

The consolidated operating results for the three months ended September 30, 2003 included pre-tax restructuring charges of $1.8 million. The charges consisted of $0.6 million, primarily related to plant closure and other exit costs recorded in the Furniture and Cabinets segment, and $1.2 million, primarily related to asset write-downs recorded in Unallocated Corporate.

Accrued Restructuring:

At September 30, 2004, a total of $0.1 million of restructuring liabilities relating to a lease obligation for an exited sales office remained on the Condensed Consolidated Balance Sheet in Accrued Expenses. The restructuring charge, utilization and cash paid to date, and ending reserve balances at September 30, 2004 were as follows:

	Asset Write-downs	Plant Closure and Other Exit Costs	Total
(Amounts in Thousands)
Accrued Restructuring at June 30, 2004	$ -0-	$ 227	$ 227

Amounts Charged - Cash	-0-	205	205
Amounts Charged - Non-Cash	116	-0-	116

Subtotal	116	205	321

Amounts Utilized / Cash Paid	(116)	(323)	(439)
Amounts Adjusted	-0-	-0-	-0-

Accrued Restructuring at September 30, 2004	$ -0-	$ 109	$ 109

Note 6. Guarantees and Product Warranties

As of September 30, 2004, the Company had guarantees issued which are contingent on the future performance of another entity. The guarantees include customer lease financing with recourse, whereby the Company may become liable to a third party leasing company if the customer defaults on its lease, guarantees of third party dealer facility leases and bank loans, whereby the Company may become liable if the dealer defaults on a lease or bank loan, and guarantees associated with subleases, whereby the Company may be responsible for lease commitments if the sublessee defaults. At the inception of a guarantee, the Company recognizes a liability for obligations the Company may incur if specified triggering events or conditions occur. The liability is recorded at fair value which is estimated based on various factors including risk that the Company may have to perform under a guarantee, and ability to recover against payments made on a guarantee. The maximum potential liability and carrying amount recorded for these guarantees is immaterial to the Company's financial position.

The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered. Management may refine the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the three months ended September 30, 2004 and 2003 were as follows:

Three Months Ended September 30,

	2004	2003
(Amounts in Thousands)
Product Warranty Liability at the beginning of the period	$ 3,578	$ 5,011
Accrual for warranties issued	267	541
Accruals related to pre-existing warranties (including changes in estimates)	70	50
Settlements made (in cash or in kind)	(409)	(653)

Product Warranty Liability at the end of the period	$ 3,506	$ 4,949

Note 7. Subsequent Event

In early October 2004, the Company committed to a plan to convert a forest products operation within the Furniture and Cabinets segment from a veneer slicing and warehousing facility to a lumber warehousing facility.  The plan involves the sale of veneer slicing machinery and equipment and is expected to be completed within one year.  The cost of exiting the veneer slicing operations is not expected to be material.

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

Management currently considers the following events, trends and uncertainties to be most important to understanding its financial condition and operating performance:

  Increases in capital investments in the general economy appear to indicate improvement in most end markets. Competitive pricing continues to put pressure on the Company's operating margins.

  The Electronic Contract Assemblies segment continues to incur business development costs related to new product introductions which are expected to positively impact the Company's revenue stream in the future.

  Electronic Contract Assemblies segment net income is positively impacted by the trend of increased revenue streams from foreign operations which have lower statutory tax rates.

  Suppliers of several key components, primarily commodities such as steel and wood composite sheet stock, continue to increase prices which the Company is attempting to manage in order to minimize the negative impact on margins. Prices of certain end products of the Company which have been impacted by the commodity prices are being increased.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, a significant change in economic conditions, loss of key customers or suppliers, or similar unforeseen events.

Financial Overview - Consolidated
First quarter fiscal year 2005 net sales of $284.8 million increased 4% from fiscal year 2004 first quarter net sales of $274.2 million as net sales increased within both the Furniture and Cabinets segment and the Electronic Contract Assemblies segment. First quarter fiscal year 2005 consolidated net income was $5.0 million, or $0.13 per Class B diluted share, inclusive of $0.2 million, or $0.01 per Class B diluted share, of after-tax restructuring costs. The prior fiscal year first quarter consolidated net income was $3.1 million, or $0.08 per Class B diluted share, inclusive of $0.4 million, or $0.01 per Class B diluted share, of after-tax restructuring costs.

During the second quarter of fiscal year 2003, the Company's Board of Directors approved a restructuring plan comprised of incremental cost scaling actions to more closely align the Company's operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity within both of the Company's segments. The Company has successfully executed the restructuring activities. Management estimates that the restructuring actions have reduced the Company's total cost structure by approximately $20 million on an annualized pre-tax basis, with part of the savings being redeployed into strategic initiatives designed to accelerate sales growth and improve quality and efficiencies. (See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for more information on restructuring.) The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, successful execution of the restructuring plan, a significant change in economic conditions, loss of key customers or suppliers within specific industries, or similar unforeseen events.

The Company experienced a decline in gross margins for the first quarter of fiscal year 2005 when compared to the prior fiscal year first quarter as higher margins in the Furniture and Cabinets segment were more than offset by margin declines in the Electronic Contract Assemblies segment. Increased costs for steel, wood composite sheet stock and other commodities along with costs incurred for new product introductions hindered the Company's consolidated gross margin for the first quarter of fiscal year 2005 when compared to the prior year same quarter. Price increases on select products and improved efficiencies at select locations helped to mitigate the gross margin decline.

Consolidated selling, general and administrative (SG&A) expenses for the first quarter of fiscal year 2005 remained flat in absolute dollars compared to the prior year same quarter as the Company was able to offset general liability insurance, audit, and other cost increases with other cost reduction efforts. As a percentage of net sales, SG&A expenses declined when compared to the prior fiscal year same quarter.

Current quarter other income increased from the prior fiscal year first quarter in part due to favorable foreign currency effects and a gain on a sale of an administrative building.

The effective income tax rate for the first quarter of fiscal year 2005 decreased 14.4 percentage points from the same quarter last fiscal year primarily due to the positive tax effect of the Company's foreign operations as a greater portion of income was generated during the quarter by foreign operations which have a lower effective tax rate than the Company's domestic facilities.

Results of Operations by Segment - Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

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

First quarter fiscal year 2005 net sales of $176.8 million increased 3% in the Furniture and Cabinets segment when compared to fiscal 2004 first quarter net sales of $172.0 million as net sales increases in the forest products and branded furniture product lines were partially offset by a net sales decrease in the contract furniture and cabinets product line.

First quarter fiscal year 2005 net sales of the Company's branded furniture products, which include office, residential and hospitality furniture, increased 3% from the first quarter last fiscal year as an increase in office furniture net sales more than offset decreases in sales of other branded furniture products. The net sales increase is attributable to both an increase in sales volume and a price increase on select branded furniture products. Branded furniture products open orders at September 30, 2004 were lower than open orders at September 30, 2003 as an increase in office furniture open orders were offset by a decrease in open orders for hospitality furniture.

First quarter fiscal year 2005 net sales of contract furniture and cabinets, which includes residential furniture and cabinets, office furniture, and retail infrastructure, declined 8% as compared to the first quarter of fiscal year 2004 primarily due to decreased sales of residential furniture and cabinets. At September 30, 2004, open orders for the contract furniture and cabinets product line were lower than open orders at September 30, 2003.

Net sales in the forest products product line increased 28% in the first quarter of fiscal year 2005, compared to the prior fiscal year same period. Net sales of lumber increased during this time period which is partially due to price increases on select products as well as greater exporting to Europe and Asia. Open orders for forest products as of September 30, 2004 were higher than open orders at September 30, 2003.

The Furniture and Cabinets segment net income was $1.3 million in the first quarter of fiscal year 2005, inclusive of after-tax restructuring charges of $0.2 million, compared to the net loss of $1.1 million in the first quarter of fiscal year 2004 which included $0.3 million of after-tax restructuring charges. The fiscal year over year first quarter improvement was aided by the exit of underperforming facilities and is the result of improved net earnings in all product lines within this segment. When comparing the first quarter of fiscal year 2005 to the first quarter of fiscal year 2004, gross margin improved despite continued higher prices on several key commodities such as steel and wood composite sheet stock. The gross margin improvement was driven by price increases on select products within the segment as well as labor and overhead efficiency improvements. In addition, losses in the forest products product line in the fiscal 2005 first quarter, which totaled $0.02 per Class B diluted share, improved from the losses incurred in the same quarter of the prior fiscal year which totaled $0.05 per Class B diluted share as gross margin improved within this product line.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, supply chain cost pressures, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Form 10-K filing for the period ended June 30, 2004.

Electronic Contract Assemblies Segment
Electronic Contract Assemblies segment net sales of $107.9 million for the first quarter of fiscal year 2005 increased 6% from net sales of $102.0 million for the prior fiscal year first quarter, due primarily to higher electronic assembly sales to customers in the transportation, industrial controls, and telecommunications industries which more than offset sales decreases to customers in the computer and medical industries.

Electronic Contract Assemblies segment first quarter fiscal year 2005 net income totaled $2.8 million, which is a decrease from the prior fiscal year first quarter net income of $3.0 million. The current fiscal year first quarter net income was positively impacted by lower taxes as a greater portion of income was generated during the quarter by foreign operations which have a lower effective tax rate than the Company's domestic facilities. Electronic Contract Assemblies segment gross margin decreased in the first quarter of fiscal year 2005 compared to the prior fiscal year first quarter primarily from a sales mix shift toward newer programs and start-ups which generally carry a lower margin. This segment also incurred higher costs in the current fiscal year first quarter associated with new product development costs. Fiscal year 2005 other income was higher than the prior fiscal year first quarter in part due to positive foreign currency fluctuations.

Included in this segment are sales to one customer, TRW Automotive, Inc., a full-service automotive supplier, which accounted for the following portions of consolidated net sales and Electronic Contract Assemblies segment net sales:

	Three months ended September 30,
	2004	2003

As a % of consolidated net sales	11%	14%
As a % of Electronic Contract Assemblies segment net sales	29%	38%

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

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased globalization, rapid technological changes, component availability, the contract nature of this industry, and the importance of sales to one customer. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Form 10-K filing for the period ended June 30, 2004.

Liquidity and Capital Resources

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings increased from $85 million at June 30, 2004 to $98 million at September 30, 2004. Net cash provided by operating and investing activities exceeded net cash used for financing activities during the first quarter of fiscal year 2005. Working capital at September 30, 2004 was $206 million compared to working capital of $192 million at June 30, 2004. The current ratio was 2.4 and 2.3 at September 30 and June 30, 2004, respectively.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO) for the first quarter of fiscal year 2005 improved to 41.1 from 45.1 for the first quarter of fiscal year 2004. The Company defines DSO as the average of monthly accounts and notes receivable divided by one day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for both of the first quarters of fiscal year 2005 and fiscal year 2004 approximated 52.6. The Company defines PDSOH as the average of the monthly gross inventory divided by one day's cost of sales.

Operating activities generated $10 million of cash flow in the first quarter of fiscal year 2005 compared to $21 million in the first quarter of fiscal year 2004. Current fiscal year first quarter investing activities include proceeds of $17 million from the sale of a Mexican facility.  Subsequently a portion of the facility has been leased by the Company for continuing operations at this location. The Company reinvested $9 million into capital investments for the future, including manufacturing equipment and improvements to the Company's information technology systems and solutions. The Company expects to continue to invest in resources for leveraging new and improved enterprise-wide information technology systems and solutions. Fiscal year 2005 first quarter financing cash flow activities included $6 million in dividend payments, which remained flat with the first quarter of fiscal year 2004.

The Company's $75 million revolving credit facility allows for both issuances of letters of credit and cash borrowings. At September 30, 2004, the Company had $1.7 million of short-term borrowings outstanding under a separate foreign credit facility which is backed by the $75 million revolving credit facility. In addition, the Company issued $2.6 million in letters of credit against the revolving credit facility, which reduces total availability to borrow to $70.7 million at September 30, 2004. At June 30, 2004, the Company had no short-term borrowings outstanding under its $75 million revolving credit facility.

The $75 million revolving credit facility also provides an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at September 30, 2004.

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

Contractual Obligations

Compared to the contractual obligations disclosure in the Company's Form 10-K filing for the period ended June 30, 2004, there have been no material changes to the aggregate contractual obligations of the Company outside the ordinary course of business. During the first quarter, the Company entered into a new operating lease for a facility which does impact the operating leases reported in the contractual obligations table at June 30, 2004. The lease term is five years and the lease payment for the remainder of fiscal year 2005 is $1.1 million. The annual lease payments are $1.4 million for each of the fiscal years 2006 through 2009, and the fiscal year 2010 lease obligation is $0.2 million. The lease obligation will not have a material effect on the Company's financial position or results of operations.

Off-Balance Sheet Arrangements

Other than operating leases entered into in the normal course of business, the Company's off-balance sheet arrangements are limited to guarantees which are contingent on the future performance of another entity. However, these arrangements do not have a material current effect and are not reasonably likely to have a material future effect on the Company's financial condition, results of operations, liquidity, capital expenditures or capital resources. The Company does not have material exposures to trading activities of non-exchange traded contracts or material transactions with related parties.

Critical Accounting Policies

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. Kimball management overlays a fundamental philosophy of valuing its assets and liabilities in an appropriately conservative manner. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of the Company's consolidated financial statements and are the policies that are most critical in the portrayal of the Company's financial position and results of operations. Management has discussed these critical accounting policies and estimates with the Audit Committee of the Company's Board of Directors and with the Company's registered public accounting firm.

Revenue recognition - The Company recognizes revenue when title and risk transfer to the customer, which under the terms and conditions of the sale may occur either at the time of shipment or when the product is delivered to the customer. Service revenue is recognized as services are rendered. Shipping and handling fees billed to customers are recorded as sales while the related shipping and handling costs are included in cost of goods sold. Guidelines regarding revenue recognition are strictly adhered to and volatility resulting from estimates or judgment is minimal.

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At September 30 and June 30, 2004, the reserve for returns and allowances was $2.8 million and $3.3 million, respectively. Over the past two years, the returns and allowances reserve has been approximately 2% of gross trade receivables.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at September 30 and June 30, 2004 was $2.0 million and $3.1 million, respectively, and over the past two years, this reserve has trended between approximately 2% and 4% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 54% of consolidated inventories at September 30 and June 30, 2004, including approximately 88% and 87% of the Furniture and Cabinets segment inventories at September 30 and June 30, 2004, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials for contract-based business from customer orders and projections, primarily in the case of long lead-time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments where minimal lot sizes, component allocation or other component procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and actuarial analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At September 30 and June 30, 2004, the Company's accrued liabilities for self-insurance exposure were $7.3 million and $6.6 million, respectively, excluding amounts held in a voluntary employees' beneficiary association (VEBA) trust.

New Accounting Standards

In March 2004, the FASB ratified the EITF's consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1).  EITF 03-1 provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements.  The disclosure provisions of EITF 03-1 were effective beginning in fiscal year ended June 30, 2004, and were reported in the Company's Form 10-K.  The implementation of the recognition and measurement provisions of EITF 03-1 have been delayed by the Financial Accounting Standards Board pending the release of another staff position.

Subsequent Event

In early October 2004, the Company committed to a plan to convert a forest products operation within the Furniture and Cabinets segment from a veneer slicing and warehousing facility to a lumber warehousing facility.  The plan involves the sale of veneer slicing machinery and equipment and is expected to be completed within one year.  The cost of exiting the veneer slicing operations is not expected to be material.

Forward-Looking Statements

Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes", "estimates", "projects", "expects", "anticipates" and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, general economic conditions, significant volume reductions from key contract customers, loss of key customers or suppliers within specific industries, availability or cost of raw materials, increased competitive pricing pressures reflecting excess industry capacities, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Form 10-K filing for the period ended June 30, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk: As of September 30, 2004, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $31 million. These securities are classified as available-for-sale and are stated at market value with unrealized gains and losses recorded net of tax related effect as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at September 30, 2004 would cause the fair value of these short-term investments to decline by an immaterial amount.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2004, the Chief Executive Officer and Chief Financial Officer of the Company concluded, based upon their best judgment, that the Company's disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (July 1 - July 31, 2004)	--	--	--	2,000,000
Month #2 (August 1 - August 31, 2004)	--	--	--	2,000,000
Month #3 (September 1 - September 30, 2004)	--	--	--	2,000,000

Total	--	--	--

The share repurchase program previously authorized by the Board of Directors was announced on August 5, 2004.  The program allows for the repurchase of up to 2 million of any combination of Class A or Class B shares and will remain in effect until all shares authorized have been repurchased.

Item 6.  Exhibits

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
November 4, 2004

By:	/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer
November 3, 2004

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