Form 10-Q
period 2004-12-31
KIMBALL INTERNATIONAL INC
filed 2005-02-04
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

The number of shares outstanding of the Registrant's common stock as of January 20, 2005 were:

Class A Common Stock - 13,566,834 shares
Class B Common Stock - 24,585,477 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited) December 31, 2004	June 30, 2004

Assets
Current Assets:
Cash and cash equivalents	$ 72,843	$ 54,941
Short-term investments	29,795	30,541
Receivables, less allowances of $2,304 and $3,456, respectively	138,459	127,411
Inventories	92,059	92,531
Other	28,303	34,621

Total current assets	361,459	340,045
Property and Equipment - Net of Accumulated Depreciation of $352,304 and $354,253, respectively	178,595	198,146
Capitalized Software - Net of Accumulated Amortization of $39,716 and $36,823, respectively	39,523	41,059
Other Assets	35,423	34,819

Total Assets	$615,000	$614,069

Liabilities and Share Owners' Equity
Current Liabilities:
Current maturities of long-term debt	$ 143	$ 426
Accounts payable	92,178	89,907
Borrowings under credit facility	2,294	-0-
Dividends payable	6,234	6,131
Accrued expenses	46,879	51,334

Total current liabilities	147,728	147,798

Other Liabilities:
Long-term debt, less current maturities	353	395
Deferred income taxes and other	30,749	31,265

Total other liabilities	31,102	31,660

Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized 14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized 28,657,000 shares issued	1,433	1,433
Additional paid-in capital	5,542	6,063
Retained earnings	502,359	503,396
Accumulated other comprehensive income	2,980	1,622
Deferred stock-based compensation	(4,459)	(5,134)
Less: Treasury stock, at cost:
Class A - 581,000 and 511,000 shares, respectively	(8,991)	(7,989)
Class B - 3,975,000 and 4,079,000 shares, respectively	(63,412)	(65,498)

Total Share Owners' Equity	436,170	434,611

Total Liabilities and Share Owners' Equity	$615,000	$614,069

See Notes to Condensed Consolidated Financial Statements
3

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

(Unaudited)	(Unaudited)
Three Months Ended	Six Months Ended
December 31,	December 31,

	2004	2003	2004	2003

Net Sales	$293,560	$297,289	$573,995	$567,601

Cost of Sales	231,848	231,175	452,997	439,616

Gross Profit	61,712	66,114	120,998	127,985

Selling, General and Administrative Expenses	56,688	58,746	111,795	113,861

Restructuring Expense	-0-	641	321	2,404

Operating Income	5,024	6,727	8,882	11,720

Other Income (Expense):
Interest income	459	352	896	751
Interest expense	(35)	(33)	(73)	(63)
Non-operating income	3,079	3,852	6,436	4,817
Non-operating expense	(560)	(290)	(964)	(692)

Other income - net	2,943	3,881	6,295	4,813

Income from Continuing Operations Before Income Taxes	7,967	10,608	15,177	16,533

Provision for Income Taxes	1,173	3,278	2,821	5,384

Income from Continuing Operations	6,794	7,330	12,356	11,149
Loss from Operations of Discontinued Operation, Net of Tax	(991)	(726)	(1,538)	(1,467)
Gain on Disposal of Discontinued Operation, Net of Tax	313	-0-	313	-0-

Net Income	$ 6,116	$ 6,604	$ 11,131	$ 9,682

Earnings Per Share of Common Stock:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.18	$0.19	$0.32	$0.29
Class B	$0.18	$0.19	$0.33	$0.30
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.17	$0.19	$0.31	$0.29
Class B	$0.18	$0.19	$0.32	$0.30
Basic Earnings Per Share:
Class A	$0.16	$0.17	$0.29	$0.25
Class B	$0.16	$0.18	$0.29	$0.26
Diluted Earnings Per Share:
Class A	$0.16	$0.17	$0.28	$0.25
Class B	$0.16	$0.17	$0.29	$0.26

Dividends Per Share of Common Stock:
Class A	$0.155	$0.155	$0.310	$0.310
Class B	$0.160	$0.160	$0.320	$0.320

Average Total Number of Shares Outstanding Class A and B Common Stock:
Basic	38,139	38,099	38,129	38,091
Diluted	38,525	38,151	38,518	38,125

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited) Six Months Ended December 31,
(Amounts in Thousands)
	2004	2003

Cash Flows From Operating Activities:
Net income	$ 11,131	$ 9,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,991	20,029
Gain on sales of assets	(540)	(402)
Gain on disposal of discontinued operation	(520)	-0-
Restructuring	116	1,176
Deferred income tax and other deferred charges	(2,010)	(1,531)
Stock-based compensation	1,332	292
Change in current assets and liabilities:
Receivables	(11,048)	(12,030)
Inventories	472	597
Other current assets	5,786	6,584
Accounts payable	2,194	393
Accrued expenses	(5,677)	(3,146)

Net cash provided by operating activities	22,227	21,644

Cash Flows From Investing Activities:
Capital expenditures	(12,914)	(13,538)
Proceeds from sales of assets	47	1,948
Proceeds from sales of facilities	17,520	1,100
Proceeds from disposal of discontinued operation	2,300	-0-
Purchase of capitalized software and other assets	(1,946)	(6,317)
Proceeds from cancellation of split-dollar life insurance policy	-0-	2,958
Purchases of available-for-sale securities	(12,771)	(18,500)
Sales and maturities of available-for-sale securities	13,519	17,171

Net cash provided by (used for) investing activities	5,755	(15,178)

Cash Flows From Financing Activities:
Net change in short-term borrowings	2,294	-0-
Net change in long-term debt	(325)	(288)
Dividends paid to share owners	(12,063)	(12,050)
Other, net	(622)	(229)

Net cash used for financing activities	(10,716)	(12,567)

Effect of Exchange Rate Change on Cash and Cash Equivalents	636	276

Net Increase (Decrease) in Cash and Cash Equivalents	17,902	(5,825)

Cash and Cash Equivalents-Beginning of Period	54,941	51,291

Cash and Cash Equivalents-End of Period	$ 72,843	$45,466

Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) during the period for:
Income taxes	$ (595)	$ (348)
Interest	$ 141	$ 97

Total Cash, Cash Equivalents and Short-Term Investments:
Cash and cash equivalents	$ 72,843	$45,466
Short-term investments	29,795	31,702

Totals	$102,638	$77,168
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

In October 2004, the Company committed to a plan to convert a forest products operation within the Furniture and Cabinets segment from a veneer slicing and warehousing facility to a lumber warehousing facility.  The plan also included the sale of veneer slicing machinery and equipment.  In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying Condensed Consolidated Financial Statements and notes have been restated to reflect the results of the veneer operation as a discontinued operation.

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

The following table illustrates the effect on income from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

(Amounts in Thousands, Except for Per Share Data)
Income from Continuing Operations, as reported	$6,794	$7,330	$12,356	$11,149
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	433	69	722	126
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	539	333	968	810

Pro Forma Income from Continuing Operations	$6,688	$7,066	$12,110	$10,465

Earnings per share:
As reported:
Basic earnings per share from continuing operations:
Class A	$0.18	$0.19	$0.32	$0.29
Class B	$0.18	$0.19	$0.33	$0.30
Diluted earnings per share from continuing operations:
Class A	$0.17	$0.19	$0.31	$0.29
Class B	$0.18	$0.19	$0.32	$0.30

Pro Forma:
Basic earnings per share from continuing operations:
Class A	$0.17	$0.18	$0.31	$0.27
Class B	$0.18	$0.19	$0.32	$0.28
Diluted earnings per share from continuing operations:
Class A	$0.17	$0.18	$0.31	$0.27
Class B	$0.18	$0.19	$0.32	$0.28

Pre-Production Costs and Tooling

Pre-production design and development costs related to long-term supply arrangements in which a customer contractually guarantees reimbursement are capitalized.  Pre-production design and development costs are expensed as incurred if no contractual guarantees are provided.  The Company has $0.4 million and $0.3 million of pre-production costs which are recoverable from customers capitalized as of December 31, 2004 and June 30, 2004, respectively.

The Company capitalizes the cost of tooling which it owns or which it has a noncancelable right to use during a supply arrangement.  As of December 31, 2004 and June 30, 2004, respectively, the Company has $1.6 million and $1.7 million of Company-owned tooling costs capitalized, and $0.4 million and $0.6 million of customer-owned tooling costs capitalized.

New Accounting Standards

In December 2004 the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standard (SFAS) No. 123, Share-Based Payment (FAS 123(R)). FAS 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company is required to adopt FAS 123(R) in the first quarter of fiscal year 2006. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company's stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. However, other share-based awards such as restricted share units and performance shares are currently expensed under the present rules. The original FAS 123 requires footnote disclosure only of pro forma net income as if a fair-value-based method had been used. The Company is evaluating the impact of FAS 123(R) and will record non-cash stock compensation expense of unvested stock options outstanding beginning in the first quarter of fiscal year 2006. The adoption of FAS 123(R) is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (FAS 153) which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. The Company is required to adopt FAS 153 for nonmonetary asset exchanges occurring in the first quarter of fiscal year 2006 and its adoption is not expected to have a significant impact on the Company's results of operations, financial condition or cash flows.

In December 2004, the FASB issued Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from the Company's fiscal year 2006 through 2011. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In this Staff Position, the FASB states that the deduction should be accounted for as a special deduction, meaning that it should not reduce the Company's statutory rate but shall be recognized in the period when it is deductible on the Company's tax return. The Company does not expect the Staff Position to materially impact the financial position, results of operations or cash flows for the Company's fiscal year 2005.

In December 2004, the FASB issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. This Staff Position allows companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We expect to be in a position to finalize our assessment by June 30, 2005.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (FAS 151), which adopts wording from the International Accounting Standards Board's (IASB) IAS 2 Inventories in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in the first quarter of fiscal year 2006. Adoption is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In November 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in Determining Whether to Report Discontinued Operations. In this consensus, the EITF provided guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated from the ongoing operations of the entity. This EITF is effective for the Company's quarter ending March 31, 2005. Although not yet effective, this EITF would not have impacted the reporting of the discontinued operation in the current period.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-10, "Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131), in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." The EITF clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria of FAS 131, but also falls below the quantitative criteria that would dictate that the segment be reported separately. The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria of FAS 131. The EITF requires retroactive restatement to previous periods.  The effective date of the EITF 04-10 has been delayed pending the release of an anticipated staff position that will address the meaning of similar economic characteristics.

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

Note 2. Inventories

Inventory components of the Company are as follows:

	December 31,	June 30,
	2004	2004
(Amounts in Thousands)
Finished Products	$34,477	$33,989
Work-in-Process	14,012	15,666
Raw Materials	43,570	42,876

Total Inventory, net	$92,059	$92,531

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three and six month periods ended December 31, 2004 and 2003 is as follows:

Three Months Ended	Six Months Ended
December 31,	December 31,

	2004	2003	2004	2003

(Amounts in Thousands)
Net Income	$6,116	$6,604	$11,131	$ 9,682
Change in Unrealized Gains/Losses on Securities [1]	(99)	(239)	2	(231)
Change in Gains/Losses on Derivatives [2]	1,079	712	1,341	688
Foreign Currency Translation Adjustment	16	36	15	47

Comprehensive Income	$7,112	$7,113	$12,489	$10,186

[1] Net of tax expense/(benefit) of ($66) and ($129) for the three months ended December 31, 2004 and 2003, respectively, and $0 and ($124) for the six months ended December 31, 2004 and 2003, respectively.

[2] Net of tax expense of $257 and $263 for three months ended December 31, 2004 and 2003, respectively, and $318 and $258 for the six months ended December 31, 2004 and 2003, respectively. The Company's use of derivatives is generally limited to forward purchases of foreign currency designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency.

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

Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments. Unallocated corporate income from continuing operations consists of income not allocated to segments for purposes of evaluating segment performance and includes income from corporate investments and other non-operational items. The basis of segmentation and accounting policies of the segments are consistent with those as disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

At or For the
Three Months Ended	Six Months Ended
December 31,	December 31,

	2004		2003		2004		2003

(Amounts in Thousands)
Net Sales:
Furniture and Cabinets	$180,750		$186,578		$353,234		$354,692
Electronic Contract Assemblies	112,590		110,386		220,464		212,388
Unallocated Corporate and Eliminations	220		325		297		521

Consolidated	$293,560		$297,289		$573,995		$567,601

Income (Loss) from Continuing Operations:
Furniture and Cabinets	$ 978		$ 391		$ 2,781		$ (6)
Electronic Contract Assemblies	4,700		5,570		7,519		8,589
Unallocated Corporate and Eliminations	1,116		1,369		2,056		2,566

Consolidated	$ 6,794	[1]	$ 7,330	[2]	$ 12,356	[1]	$ 11,149	[2]

Total Assets:
Furniture and Cabinets	$302,592		$347,072
Electronic Contract Assemblies	222,917		200,492
Unallocated Corporate and Eliminations	89,491		64,852

Consolidated	$615,000		$612,416

[1] Income from Continuing Operations includes after-tax restructuring charges of $0 and $193 in the three and six months ended December 31, 2004, respectively.  On a segment basis, in the three months and six months ended December 31, 2004, the Furniture and Cabinets segment recorded $0 and $179 of restructuring charges, and Unallocated Corporate recorded $0 and $14 of restructuring charges, respectively.  See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

[2] Income (Loss) from Continuing Operations includes after-tax restructuring charges of $742 and $1,153 in the three and six months ended December 31, 2003, respectively.  On a segment basis, in the three and six months ended December 31, 2003, the Furniture and Cabinets segment recorded $437 and $753 of restructuring charges and Unallocated Corporate recorded $305 and $400 of restructuring charges, respectively.  See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

Sales by Product Line

The Furniture and Cabinets segment produces and sells a broad range of similar products and services. Net sales to external customers by product line within the Furniture and Cabinets segment were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

(Amounts in Thousands)
Net Sales:
Furniture and Cabinets
Branded Furniture	$136,167	$140,743	$267,791	$269,034
Contract Furniture and Cabinets	31,206	34,797	58,358	64,424
Forest Products	13,377	11,038	27,085	21,234

Total	$180,750	$186,578	$353,234	$354,692

Note 5. Restructuring Expense

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

Fiscal Year 2005 Charges

There were no restructuring charges in the second quarter of fiscal year 2005.  The Company recognized consolidated pre-tax restructuring expense of $0.3 million in the six months ended December 31, 2004, primarily within the Furniture and Cabinets segment. Included in the year-to-date restructuring charge is $0.1 million for asset write-downs and $0.2 million for plant closure and other exit costs. The Company accounts for restructuring costs in accordance with FASB Statement No. 146, Accounting for Cost Associated with Exit or Disposal Activities.

Activities outlined in the restructuring plan began in the second quarter of fiscal year 2003 and were completed in the first quarter of fiscal year 2005. These charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.

Fiscal Year 2004 Charges

The consolidated operating results included pre-tax restructuring charges of $0.6 million and $2.4 million for the three months and six months ended December 31, 2003, respectively.  For the second quarter, $0.6 million of pre-tax restructuring charges primarily related to asset write-downs, plant closure and other exit costs were recorded in the Furniture and Cabinets segment.  For the six month period ended December 31, 2003, $1.2 million of pre-tax restructuring charges primarily related to asset write-downs, plant closure and other exit costs were recorded in the Furniture and Cabinets segment, and $1.2 million of pre-tax restructuring charges were recorded in Unallocated Corporate, primarily related to asset write-downs.

Reserves:

At December 31, 2004, a total of $0.1 million of restructuring liabilities related to a lease obligation for an exited sales office remained on the Condensed Consolidated Balance Sheet in Accrued Expenses.  The restructuring charge, utilization and cash paid to date, and ending reserve balances at December 31, 2004 were as follows:

	Asset Write-downs	Plant Closure and Other Exit Costs	Total
(Amounts in Thousands)
Accrued Restructuring at June 30, 2004	$ -0-	$ 227	$ 227

Amounts Charged - Cash	-0-	205	205
Amounts Charged - Non-Cash	116	-0-	116

Subtotal	116	205	321

Amounts Utilized / Cash Paid	(116)	(323)	(439)
Amounts Adjusted	-0-	-0-	-0-

Accrued Restructuring at December 31, 2004	$ -0-	$ 109	$ 109

Note 6. Guarantees and Product Warranties

As of December 31, 2004, the Company had guarantees issued which are contingent on the future performance of another entity. The guarantees include customer lease financing with recourse, whereby the Company may become liable to a third party leasing company if the customer defaults on its lease, guarantees of third party dealer facility leases and bank loans, whereby the Company may become liable if the dealer defaults on a lease or bank loan, and guarantees associated with subleases, whereby the Company may be responsible for lease commitments if the sublessee defaults. At the inception of a guarantee, the Company recognizes a liability for obligations the Company may incur if specified triggering events or conditions occur. The liability is recorded at fair value which is estimated based on various factors including risk that the Company may have to perform under a guarantee, and ability to recover against payments made on a guarantee. The maximum potential liability and carrying amount recorded for these guarantees is immaterial to the Company's financial position.

The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered. Management may refine the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the six months ended December 31, 2004 and 2003 were as follows:

Six Months Ended December 31,

(Amounts in Thousands)	2004	2003

Product Warranty Liability at the beginning of the period	$ 3,578	$ 5,011
Accrual for warranties issued	668	1,157
Accruals related to pre-existing warranties (including changes in estimates)	84	9
Settlements made (in cash or in kind)	(732)	(1,131)

Product Warranty Liability at the end of the period	$ 3,598	$ 5,046

Note 7. Discontinued Operation

On October 12, 2004, the Company announced a plan to exit its veneer slicing operation, which is part of the forest products product line within the Furniture and Cabinets segment.  The plan included the sale of veneer slicing machinery and equipment, conversion of a veneer slicing and warehousing facility to a lumber warehousing facility, and the sale of remaining veneer inventories.  In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the veneer slicing operation has been classified as a discontinued operation.

During the quarter ended December 31, 2004, veneer slicing and warehousing operations ceased.  All held for sale veneer slicing machinery and equipment was sold for cash proceeds of $2.3 million, resulting in an after-tax gain of $0.3 million.  The veneer slicing and warehousing facility has been converted and is now functioning as a lumber warehousing facility.  As of December 31, 2004, substantially all veneer inventories have been sold, and the remaining veneer inventories are expected to be sold during the next three months.

Operating results and the gain on sale of the discontinued operation were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

(Amounts in Thousands)	2004	2003	2004	2003

Net Sales of Discontinued Operation	$ 6,427	$ 3,781	$ 10,769	$ 7,644

Operating Loss of Discontinued Operation	$ (1,647)	$ (1,260)	$ (2,554)	$ (2,467)
Benefit (Provision) for Income Taxes	656	534	1,016	1,000

Loss from Operations of Discontinued Operation, Net of Tax	$ (991)	$ (726)	$ (1,538)	$ (1,467)

Gain on Disposal of Discontinued Operation	$ 520	$ -0-	$ 520	$ -0-
Benefit (Provision) for Income Taxes	(207)	-0-	(207)	-0-

Gain on Disposal of Discontinued Operation, Net of Tax	$ 313	$ -0-	$ 313	$ -0-

Note 8. Subsequent Event

On January 14, 2005, the Company committed to a plan to discontinue sales of residential furniture which is part of the branded furniture product line within the Furniture and Cabinets segment. The plan involves the liquidation of inventory and is expected to be complete within three months. The cost of exiting the residential branded furniture sales market is not expected to be material.  For the six months ended December 31, 2004, net sales of residential branded furniture approximated 1% of consolidated net sales.

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

Management currently considers the following events, trends and uncertainties to be most important to understanding its financial condition and operating performance:

  Competitive pricing continues to put pressure on the Company's operating margins in both segments.

  The Electronic Contract Assemblies segment continues to incur business development costs related to new product introductions which are expected to positively impact the Company's revenue stream within the next six months.

  Electronic Contract Assemblies segment net income continues to be positively impacted by the trend of increased revenue streams from foreign operations which have lower statutory tax rates.

  Increased costs on several key components, primarily commodities such as steel and wood composite sheet stock, are a continuous challenge. The Company has increased prices of certain end products which have been impacted by the commodity cost increases, however the price increases have only partially offset the higher component costs.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, a significant change in economic conditions, loss of key customers or suppliers, or similar unforeseen events.

Discontinued Operation

During the current quarter ended December 31, 2004, the Company committed to a plan to convert a forest products operation within the Furniture and Cabinets segment from a veneer slicing and warehousing facility to a lumber warehousing facility. The plan also included the sale of veneer slicing machinery and equipment, and the sale was completed in the current quarter. Market condition changes made it imprudent to continue investing in this industry as the Company did not anticipate positive earnings in the foreseeable future.  The results of the veneer operation are reported as a discontinued operation in the Company's Condensed Consolidated Financial Statements and all prior periods have been restated. (See Note 7 - Discontinued Operation of Notes to Condensed Consolidated Financial Statements for more information on the discontinued operation.)  The conversion of this operation does not impact any of the remaining operations of the Company.

Financial results of the discontinued operation were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

(Amounts in Millions, Except for Per Share Data)	2004	2003	2004	2003

Net Sales of Discontinued Operation	$ 6.4	$ 3.8	$ 10.8	$ 7.6
After-Tax Operating Loss of Discontinued Operation	$ (1.0)	$ (0.7)	$ (1.5)	$ (1.5)
After-Tax Gain on Sales of Assets of Discontinued Operation	$ 0.3	$ 0.0	$ 0.3	$ 0.0
Loss of Discontinued Operation per Class B Diluted Share	$ (0.02)	$ (0.02)	$ (0.03)	$ (0.04)

The following discussions exclude all income statement activity of the discontinued operation.

Financial Overview - Consolidated

Second quarter fiscal year 2005 net sales of $293.6 million decreased 1% from fiscal year 2004 second quarter net sales of $297.3 million as a net sales decrease within the Furniture and Cabinets segment more than offset a net sales increase within the Electronic Contract Assemblies segment. Second quarter fiscal year 2005 consolidated income from continuing operations was $6.8 million, or $0.18 per Class B diluted share. The prior fiscal year second quarter consolidated income from continuing operations was $7.3 million, or $0.19 per Class B diluted share, inclusive of $0.7 million, or $0.02 per Class B diluted share, of after-tax restructuring costs. Net sales for the six-month period ended December 31, 2004 of $574.0 million were up 1% from the same period of the prior year as a net sales increase in the Electronic Contract Assemblies segment was greater than the net sales decrease within the Furniture and Cabinets segment. Current fiscal year-to-date income from continuing operations for the period ended December 31, 2004 totaled $12.4 million, or $0.32 per Class B diluted share, inclusive of $0.2 million, or $0.01 per Class B diluted share, of after-tax restructuring costs. Prior year-to-date income from continuing operations for the period ended December 31, 2003 totaled $11.1 million, or $0.30 per Class B diluted share, inclusive of $1.2 million, or $0.03 per Class B diluted share, of after-tax restructuring costs.

During the second quarter of fiscal year 2003, the Company's Board of Directors approved a restructuring plan comprised of incremental cost scaling actions to more closely align the Company's operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity within both of the Company's segments. The Company has successfully executed the restructuring activities and the final restructuring expenses were recorded in the first quarter of fiscal year 2005. Management estimates that the restructuring actions have reduced the Company's total cost structure by approximately $20 million on an annualized pre-tax basis, with part of the savings being redeployed into strategic initiatives designed to accelerate sales growth and improve quality and efficiencies. (See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for more information on restructuring.)

The Company experienced a decline in gross margin for the second quarter and year-to-date period of fiscal year 2005 when compared to the prior fiscal year same periods. Increased costs for steel, wood composite sheet stock and other commodities along with costs incurred for new product introductions hindered the Company's consolidated gross margin for the second quarter and first six months of fiscal year 2005 when compared to the prior year same periods. Price increases on select products and improved efficiencies at select locations partially mitigated the gross margin declines.

Consolidated selling, general and administrative (SG&A) expenses for the second quarter of fiscal year 2005 decreased in absolute dollars and as a percent of net sales compared to the prior fiscal year second quarter in part due to lower bad debt expenses as a result of the Company's focused efforts on collection of receivables and lower professional services consulting costs. Consolidated SG&A expenses for the six months ended December 31, 2004 decreased in absolute dollars and as a percent of net sales compared to the prior year same period.

The effective income tax rate for the three and six-month periods ended December 31, 2004 decreased 16.2 and 14.0 percentage points, respectively, from the same periods of the prior fiscal year primarily due to the positive tax effect of the Company's foreign operations as a greater portion of income was generated during the quarter and first half of fiscal year 2005 by foreign operations which have a lower effective tax rate than the Company's domestic facilities.

Results of Operations by Segment - Three and Six Months Ended December 31, 2004 Compared to Three and Six Months Ended December 31, 2003

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

Second quarter fiscal year 2005 net sales of $180.8 million decreased 3% in the Furniture and Cabinets segment when compared to fiscal year 2004 second quarter net sales of $186.6 million as net sales decreases in the branded furniture and contract furniture and cabinet product lines more than offset a net sales increase in forest products. Six-month net sales for fiscal year 2005 decreased less than 1% as net sales decreases in the branded furniture and contract furniture and cabinet product lines offset a net sales increase in forest products.

Second quarter fiscal year 2005 net sales of the Company's branded furniture products, which include office, residential and hospitality furniture, decreased 3% from the second quarter last fiscal year as a result of decreased sales of custom hospitality furniture. Fiscal 2005 year-to-date net sales of branded furniture products were relatively flat as compared to the prior fiscal year-to-date as decreased sales of hospitality furniture were offset by increased sales of office furniture. Branded furniture products open orders at December 31, 2004 were 9% lower than open orders at December 31, 2003 as an increase in office furniture open orders were offset by a larger decrease in open orders for hospitality furniture.

Net sales of contract furniture and cabinets, which includes residential furniture and cabinets, office furniture, and retail infrastructure, declined 10% and 9%, respectively, in the second quarter and first half of fiscal year 2005, compared to the prior year same periods primarily due to decreased sales of residential furniture and cabinets. At December 31, 2004, open orders for the contract furniture and cabinets product line were 19% lower than open orders at December 31, 2003.

Net sales in the forest products product line increased 21% and 28%, respectively, in the second quarter and first half of fiscal year 2005, compared to the prior fiscal year same periods. Net sales of logs and lumber increased during these time periods which is partially due to greater exporting to Europe and Asia as well as price increases on select products. Open orders for forest products as of December 31, 2004 were 49% higher than open orders at December 31, 2003.

Despite the net sales decline, the Furniture and Cabinets segment income from continuing operations improved to $1.0 million in the second quarter of fiscal year 2005, compared to income from continuing operations of $0.4 million in the second quarter of fiscal year 2004 which included $0.4 million of after-tax restructuring charges. The fiscal year over year second quarter earnings improvement was aided by price increases on select products within the segment, improved manufacturing efficiencies in our Mexico operations and lower bad debt expenses as well as the exit of underperforming facilities as part of the previously executed restructuring activities. Compared to the prior fiscal year second quarter, the current quarter was negatively impacted by higher costs on several key commodities such as steel and wood composite sheet stock. For the six-month period ended December 31, 2004, the Furniture and Cabinets segment recorded income from continuing operations of $2.8 million, inclusive of after-tax restructuring charges of $0.2 million, as compared to a slight year-to-date fiscal year 2004 loss inclusive of $0.8 million of after-tax restructuring charges.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, supply chain cost pressures, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Form 10-K filing for the period ended June 30, 2004.

Electronic Contract Assemblies Segment

Electronic Contract Assemblies segment net sales of $112.6 million for the second quarter of fiscal year 2005 increased 2% from net sales of $110.4 million for the prior fiscal year second quarter. Net sales for the six-month period ended December 31, 2004 of $220.5 million increased 4% from the prior year same period net sales of $212.4 million. The net sales increases for both the three and six-month periods ended December 31, 2004 are due to higher electronic assembly sales to customers in the transportation, industrial controls, and telecommunications industries which more than offset sales decreases to customers in the computer and medical industries.

Electronic Contract Assemblies segment second quarter fiscal year 2005 income from continuing operations totaled $4.7 million, which is a decrease from the prior fiscal year second quarter income from continuing operations of $5.6 million. Electronic Contract Assemblies segment gross margin decreased in the second quarter of fiscal year 2005 compared to the prior fiscal year second quarter primarily from higher new product development costs, a sales mix shift toward newer programs and start-ups which generally carry a lower margin, and higher freight costs. The current fiscal year second quarter earnings were positively impacted by lower taxes as a greater portion of income was generated during the quarter by foreign operations which have a lower effective tax rate than the Company's domestic facilities. For the six-month period ended December 31, 2004, this segment recorded income from continuing operations of $7.5 million as compared to a year-to-date fiscal year 2004 income from continuing operations of $8.6 million.

Included in this segment are sales to TRW Automotive, Inc., a full-service automotive supplier, which accounted for the following portions of consolidated net sales and Electronic Contract Assemblies segment net sales:

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003

As a % of Consolidated Net Sales from Continuing Operations	11%	14%	11%	14%
As a % of Electronic Contract Assemblies Segment Net Sales from Continuing Operations	28%	37%	29%	38%

The reduced percentages of segment and consolidated net sales were a result of certain TRW Automotive, Inc. products reaching end of life in addition to the Company's on-going efforts to diversify its customer base. TRW Automotive, Inc. sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicles, which partially mitigates the Company's exposure to this customer. Beginning in the current quarter, the Company also began supplying electronic power steering products to TRW Automotive, Inc.

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

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, the contract nature of this industry, and the importance of sales to large customers. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Form 10-K filing for the period ended June 30, 2004.

Liquidity and Capital Resources

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings increased from $85 million at June 30, 2004 to $100 million at December 31, 2004. Net cash provided by operating and investing activities exceeded net cash used for financing activities during the first half of fiscal year 2005. Working capital at December 31, 2004 was $214 million compared to working capital of $192 million at June 30, 2004. The current ratio was 2.4 and 2.3 at December 31 and June 30, 2004, respectively.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO) for the first half of fiscal year 2005 improved to 42.5 from 46.2 for the same period of fiscal year 2004. The Company defines DSO as the average of monthly accounts and notes receivable divided by one day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the first half of fiscal year 2005 increased to 51.7 from 50.7 for the same period of fiscal year 2004. The Company defines PDSOH as the average of the monthly gross inventory divided by one day's cost of sales.

Operating activities generated $22 million of cash flow in the first six months of both fiscal year 2005 and 2004. Current fiscal year investing activities include proceeds of $17 million from the sale of a Mexican facility. Subsequently a portion of the facility has been leased by the Company for continuing operations at this location. The Company reinvested $15 million into capital investments for the future, including manufacturing equipment and improvements to the Company's information technology systems and solutions. The Company expects to continue to invest in resources for leveraging new and improved enterprise-wide information technology systems and solutions. Fiscal year 2005 financing cash flow activities included $12 million in dividend payments, which remained flat with the prior year six months ended December 31, 2003, and $2 million in short-term borrowings.

The Company's $75 million revolving credit facility allows for both issuances of letters of credit and cash borrowings. At December 31, 2004, the Company had $2.3 million of short-term borrowings outstanding under a separate foreign credit facility which is backed by the $75 million revolving credit facility. In addition, the Company issued $2.1 million in letters of credit against the revolving credit facility, which reduces total availability to borrow to $70.6 million at December 31, 2004. At June 30, 2004, the Company had no short-term borrowings outstanding under its $75 million revolving credit facility.

The $75 million revolving credit facility also provides an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at December 31, 2004.

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

Contractual Obligations

Compared to the contractual obligations disclosure in the Company's Form 10-K filing for the period ended June 30, 2004, there have been no material changes to the aggregate contractual obligations of the Company outside the ordinary course of business. During the first quarter of fiscal year 2005, the Company entered into a new operating lease for a facility which does impact the operating leases reported in the contractual obligations table at June 30, 2004. The lease term is five years and the lease payments for fiscal year 2005 total $1.1 million. The annual lease payments are $1.4 million for each of the fiscal years 2006 through 2009, and the fiscal year 2010 lease obligation is $0.2 million. The lease obligation will not have a material effect on the Company's financial position or results of operations.

Off-Balance Sheet Arrangements

Other than operating leases entered into in the normal course of business, the Company's off-balance sheet arrangements are limited to guarantees which are contingent on the future performance of another entity. However, these arrangements do not have a material current effect and are not reasonably likely to have a material future effect on the Company's financial condition, results of operations, liquidity, capital expenditures or capital resources. The Company does not have material exposures to trading activities of non-exchange traded contracts or material transactions with related parties.  The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995, where factors could cause actual results to differ materially from forward-looking statements.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At December 31 and June 30, 2004, the reserve for returns and allowances was $2.5 million and $3.3 million, respectively. Over the past two years, the returns and allowances reserve has been approximately 2% of gross trade receivables.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at December 31 and June 30, 2004 was $1.9 million and $3.1 million, respectively, and over the past two years, this reserve has trended between approximately 1% and 4% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 49% and 54% of consolidated inventories at December 31 and June 30, 2004, respectively, including approximately 87% of the Furniture and Cabinets segment inventories at both December 31 and June 30, 2004. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials for contract-based business from customer orders and projections, primarily in the case of long lead-time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments where minimal lot sizes, component allocation or other component procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and actuarial analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At December 31 and June 30, 2004, the Company's accrued liabilities for self-insurance exposure were $7.3 million and $6.6 million, respectively, excluding immaterial amounts held in a voluntary employees' beneficiary association (VEBA) trust.

New Accounting Standards

In December 2004 the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standard (SFAS) No. 123, Share-Based Payment (FAS 123(R)). FAS 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company is required to adopt FAS 123(R) in the first quarter of fiscal year 2006. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company's stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. However, other share-based awards such as restricted share units and performance shares are currently expensed under the present rules. The original FAS 123 requires footnote disclosure only of pro forma net income as if a fair-value-based method had been used. The Company is evaluating the impact of FAS 123(R) and will record non-cash stock compensation expense of unvested stock options outstanding beginning in the first quarter of fiscal year 2006. The adoption of FAS 123(R) is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (FAS 153) which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. The Company is required to adopt FAS 153 for nonmonetary asset exchanges occurring in the first quarter of fiscal year 2006 and its adoption is not expected to have a significant impact on the Company's results of operations, financial condition or cash flows.

In December 2004, the FASB issued Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from the Company's fiscal year 2006 through 2011. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In this Staff Position, the FASB states that the deduction should be accounted for as a special deduction, meaning that it should not reduce the Company's statutory rate but shall be recognized in the period when it is deductible on the Company's tax return. The Company does not expect the Staff Position to materially impact the financial position, results of operations or cash flows for the Company's fiscal year 2005.

In December 2004, the FASB issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. This Staff Position allows companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We expect to be in a position to finalize our assessment by June 30, 2005.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (FAS 151), which adopts wording from the International Accounting Standards Board's (IASB) IAS 2 Inventories in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in the first quarter of fiscal year 2006. Adoption is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In November 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in Determining Whether to Report Discontinued Operations. In this consensus, the EITF provided guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated from the ongoing operations of the entity. This EITF is effective for the Company's quarter ending March 31, 2005. Although not yet effective, this EITF would not have impacted the reporting of the discontinued operation in the current period.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-10, "Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131), in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." The EITF clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria of FAS 131, but also falls below the quantitative criteria that would dictate that the segment be reported separately. The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria of FAS 131. The EITF requires retroactive restatement to previous periods.  The effective date of the EITF 04-10 has been delayed pending the release of an anticipated staff position that will address the meaning of similar economic characteristics.

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

Subsequent Event

On January 14, 2005, the Company committed to a plan to discontinue sales of residential furniture which is part of the branded furniture product line within the Furniture and Cabinets segment. The plan involves the liquidation of inventory and is expected to be complete within three months. The cost of exiting the residential branded furniture sales market is not expected to be material.  For the six months ended December 31, 2004, net sales of residential branded furniture approximated 1% of consolidated net sales.

Forward-Looking Statements

Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes", "estimates", "projects", "expects", "anticipates" and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, general economic conditions, significant volume reductions from key contract customers, loss of key customers or suppliers within specific industries, availability or cost of raw materials, increased competitive pricing pressures reflecting excess industry capacities, foreign currency exchange rate fluctuations or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Form 10-K filing for the period ended June 30, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk: As of December 31, 2004, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $30 million. These securities are classified as available-for-sale and are stated at market value with unrealized gains and losses recorded net of tax related effect as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at December 31, 2004 would cause the fair value of these short-term investments to decline by an immaterial amount.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2004, the Chief Executive Officer and Chief Financial Officer of the Company concluded, based upon their best judgment, that the Company's disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (October 1 - October 31, 2004)	--	--	--	2,000,000
Month #2 (November 1 - November 30, 2004)	--	--	--	2,000,000
Month #3 (December 1 - December 31, 2004)	--	--	--	2,000,000

Total	--	--	--

The share repurchase program previously authorized by the Board of Directors was announced on August 5, 2004.  The program allows for the repurchase of up to 2 million of any combination of Class A or Class B shares and will remain in effect until all shares authorized have been repurchased.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Share Owners was held on October 19, 2004. The Board of Directors was elected in its entirety, based on the following election results:

Nominees as Directors by Holders of Class A Common Stock	Votes For*	Votes Withheld
Douglas A. Habig	12,632,593	20,820
James C. Thyen	12,632,593	20,820
John B. Habig	12,632,593	20,820
Ronald J. Thyen	12,632,593	20,820
Christine M. Vujovich	12,643,285	10,128
Brian K. Habig	12,633,813	19,600
John T. Thyen	12,632,593	20,820
Alan B. Graf, Jr.	12,635,245	18,168
Polly B. Kawalek	12,635,245	18,168
Harry W. Bowman	12,635,245	18,168
Geoffrey L. Stringer	12,635,245	18,168
Gary P. Critser	12,633,813	19,600

Broker non-votes totaled 86,014 for each of the above nominees as Directors.
*Votes for nominees as Directors by holders of Class A Common Stock represented 93% of the total 13,626,298 Class A shares outstanding and eligible to vote.

Nominee as Director by Holders of Class B Common Stock	Votes For*	Votes Withheld
Dr. Jack R. Wentworth	18,138,080	1,130,402
Broker non-votes totaled 3,262,640 for the above nominee as Director.
*Votes for nominee as Director by holders of Class B Common Stock represented 74% of the total 24,484,230 Class B shares outstanding and eligible to vote.

Item 5.  Other Information

(b)	On October 19, 2004, the Company's Board of Directors established a Governance and Nominating Committee, whose responsibilities include recommendations of Director nominees to the board. The Governance and Nominating Committee will consider properly submitted Share Owner recommendations for Director candidates. A Share Owner who wishes to recommend a Director for consideration by the Governance and Nominating Committee should send such recommendation to the Secretary of the Company at 1600 Royal Street, Jasper, IN 47549, who will forward it to the Committee. Any such recommendations should include a description of the candidate's qualifications for Board service; the candidate's written consent to be considered for nomination and to serve if nominated and elected; and addresses and telephone numbers for contacting the Share Owner and the candidate for more information. A Share Owner who wishes to nominate an individual as a Director candidate at the Annual Meeting of Share Owners, rather than recommend the individual to the Governance and Nominating Committee as a nominee, must comply with advance notice requirements mandated by the Company's By-laws.

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
February 4, 2005

By:	/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer
February 4, 2005

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