Form 10-Q
period 2005-03-31
KIMBALL INTERNATIONAL INC
filed 2005-05-03
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the Registrant's common stock as of April 18, 2005 were:

Class A Common Stock - 13,558,045 shares
Class B Common Stock - 24,594,266 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited) March 31, 2005	June 30, 2004

Assets
Current Assets:
Cash and cash equivalents	$ 59,935	$ 39,991
Short-term investments	57,816	45,491
Receivables, less allowances of $3,341 and $3,456, respectively	124,776	127,411
Inventories	89,924	92,531
Other	29,540	34,621

Total current assets	361,991	340,045
Property and Equipment - Net of Accumulated Depreciation of $353,155 and $354,253, respectively	178,241	198,146
Capitalized Software - Net of Accumulated Amortization of $41,502 and $36,823, respectively	38,375	41,059
Other Assets	37,191	34,819

Total Assets	$615,798	$614,069

Liabilities and Share Owners' Equity
Current Liabilities:
Current maturities of long-term debt	$ 49	$ 426
Accounts payable	94,618	89,907
Borrowings under credit facility	1,081	-0-
Dividends payable	6,327	6,131
Accrued expenses	55,278	51,334

Total current liabilities	157,353	147,798

Other Liabilities:
Long-term debt, less current maturities	352	395
Deferred income taxes and other	27,878	31,265

Total other liabilities	28,230	31,660

Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized 14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized 28,657,000 shares issued	1,433	1,433
Additional paid-in capital	4,913	6,063
Retained earnings	497,548	503,396
Accumulated other comprehensive income	1,404	1,622
Deferred stock-based compensation	(8,373)	(5,134)
Less: Treasury stock, at cost:
Class A - 328,000 and 511,000 shares, respectively	(5,024)	(7,989)
Class B - 3,923,000 and 4,079,000 shares, respectively	(62,404)	(65,498)

Total Share Owners' Equity	430,215	434,611

Total Liabilities and Share Owners' Equity	$615,798	$614,069

See Notes to Condensed Consolidated Financial Statements
3

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

(Unaudited)	(Unaudited)
Three Months Ended	Nine Months Ended
March 31,	March 31,

	2005	2004	2005	2004

Net Sales	$275,642	$277,948	$843,617	$839,398

Cost of Sales	221,001	217,847	668,653	652,787

Gross Profit	54,641	60,101	174,964	186,611

Selling, General and Administrative Expenses	54,516	55,085	164,890	167,282

Restructuring Expense	-0-	901	321	3,305

Operating Income	125	4,115	9,753	16,024

Other Income (Expense):
Interest income	513	314	1,409	1,065
Interest expense	(69)	(301)	(142)	(364)
Non-operating income	1,651	2,236	8,082	7,050
Non-operating expense	(457)	(427)	(1,421)	(1,121)

Other income - net	1,638	1,822	7,928	6,630

Income from Continuing Operations Before Income Taxes	1,763	5,937	17,681	22,654

Provision (Benefit) for Income Taxes	(719)	1,153	2,399	6,607

Income from Continuing Operations	2,482	4,784	15,282	16,047
Loss from Operations of Discontinued Operations, Net of Tax	(1,163)	(417)	(3,145)	(1,998)
Gain on Disposal of Discontinued Operations, Net of Tax	-0-	-0-	313	-0-

Net Income	$ 1,319	$ 4,367	$ 12,450	$ 14,049

Earnings Per Share of Common Stock:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.06	$0.12	$0.40	$0.41
Class B	$0.07	$0.13	$0.40	$0.43
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.06	$0.12	$0.39	$0.41
Class B	$0.07	$0.13	$0.40	$0.42
Basic Earnings Per Share:
Class A	$0.03	$0.11	$0.32	$0.36
Class B	$0.03	$0.12	$0.33	$0.37
Diluted Earnings Per Share:
Class A	$0.03	$0.11	$0.31	$0.36
Class B	$0.04	$0.12	$0.33	$0.37

Dividends Per Share of Common Stock:
Class A	$0.155	$0.155	$0.465	$0.465
Class B	$0.160	$0.160	$0.480	$0.480

Average Total Number of Shares Outstanding Class A and B Common Stock:
Basic	38,152	38,111	38,137	38,097
Diluted	38,721	38,582	38,586	38,276

See Notes to Condensed Consolidated Financial Statements                                  4

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited) Nine Months Ended March 31,
(Amounts in Thousands)
	2005	2004

Cash Flows From Operating Activities:
Net income	$ 12,450	$ 14,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,026	30,522
Gain on sales of assets	(702)	(363)
Gain on disposal of discontinued operations	(520)	-0-
Restructuring	116	1,616
Deferred income tax and other deferred charges	(1,834)	4,553
Stock-based compensation	1,764	742
Change in current assets and liabilities:
Receivables	2,635	1,094
Inventories	2,607	756
Other current assets	221	(2,090)
Accounts payable	4,634	130
Accrued expenses	3,020	2,388

Net cash provided by operating activities	55,417	53,397

Cash Flows From Investing Activities:
Capital expenditures	(20,719)	(26,535)
Proceeds from sales of assets	140	2,435
Proceeds from sales of facilities	17,520	1,502
Proceeds from disposal of discontinued operations	2,300	-0-
Purchase of capitalized software and other assets	(4,647)	(7,493)
Proceeds from cancellation of split-dollar life insurance policy	-0-	2,958
Purchases of available-for-sale securities	(33,875)	(35,612)
Sales and maturities of available-for-sale securities	21,238	30,101

Net cash used for investing activities	(18,043)	(32,644)

Cash Flows From Financing Activities:
Net change in short-term borrowings	1,081	-0-
Net change in long-term debt	(420)	(1,158)
Dividends paid to share owners	(18,100)	(18,077)
Other, net	(449)	(262)

Net cash used for financing activities	(17,888)	(19,497)

Effect of Exchange Rate Change on Cash and Cash Equivalents	458	327

Net Increase in Cash and Cash Equivalents	19,944	1,583

Cash and Cash Equivalents-Beginning of Period	39,991	41,291

Cash and Cash Equivalents-End of Period	$ 59,935	$ 42,874

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 219	$ 2,161
Interest	$ 177	$ 397

Total Cash, Cash Equivalents and Short-Term Investments:
Cash and cash equivalents	$ 59,935	$ 42,874
Short-term investments	57,816	45,818

Totals	$117,751	$ 88,692
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

In January 2005, the Company committed to a plan to discontinue sales of residential furniture which is part of the branded furniture product line within the Furniture and Cabinets segment.  In October 2004, the Company committed to a plan to convert a forest products operation within the Furniture and Cabinets segment from a veneer slicing and warehousing facility to a lumber warehousing facility.  This plan also included the sale of veneer slicing machinery and equipment. In accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying Condensed Consolidated Financial Statements and notes have been restated to reflect the results of the veneer and branded residential furniture operations as discontinued operations.

Certain prior year information has been reclassified to conform to the current year presentation.  The Company changed its classification of investments in auction rate securities, previously classified as cash and cash equivalents, to short-term investments for each of the periods presented in the accompanying condensed consolidated balance sheets and statements of cash flows.  Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days.  Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days.  The Company had historically classified auction rate securities as cash and cash equivalents if the period between the interest rate resets was 90 days or less, which was based on our ability to either liquidate our holding or roll our investments over to the next reset period. Based on recent accounting interpretations, the Company reevaluated the classification of these investments considering the maturity dates associated with the underlying bonds and as a result, reclassified $14,950,000 of auction rate securities held at March 31, and June 30, 2004 from cash and cash equivalents to short-term investments.  As of March 31, 2005, the Company has $26,825,000 of auction rate securities classified as short-term investments.  All auction rate securities are available for sale and are reported at fair value.  In addition to the balance sheet reclassification, the Company has made corresponding adjustments to the accompanying statement of cash flows to reflect the gross purchases and sales of these securities as investing activities.  These reclassifications had no impact on the results of operations of the Company.

Stock-Based Compensation

The Company currently accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options is recognized in income.  The Company recognizes expense associated with restricted share units, performance shares and unrestricted share grants, which compensate employees with common stock.  The Company's stock-based employee compensation plans are described in the Company's Annual Report on Form 10-K for the year ended June 30, 2004 and in the Company's proxy statement filed September 8, 2004.

The following table illustrates the effect on income from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
(Amounts in Thousands, Except for Per Share Data)
Income from Continuing Operations, as reported	$2,482	$4,784	$15,282	$16,047
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	234	151	956	277
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	492	292	1,460	1,102

Pro Forma Income from Continuing Operations	$2,224	$4,643	$14,778	$15,222

Earnings Per Share:
As reported:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.06	$0.12	$0.40	$0.41
Class B	$0.07	$0.13	$0.40	$0.43
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.06	$0.12	$0.39	$0.41
Class B	$0.07	$0.13	$0.40	$0.42

Pro Forma:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.06	$0.12	$0.38	$0.39
Class B	$0.06	$0.12	$0.39	$0.40
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.05	$0.12	$0.37	$0.39
Class B	$0.06	$0.12	$0.39	$0.40

Pre-Production Costs and Tooling

Pre-production design and development costs related to long-term supply arrangements in which a customer contractually guarantees reimbursement are capitalized.  Pre-production design and development costs are expensed as incurred if no contractual guarantees are provided.  The Company had $0.4 million and $0.3 million of pre-production costs which are recoverable from customers capitalized as of March 31, 2005 and June 30, 2004, respectively.

The Company capitalizes the cost of tooling which it owns or which it has a noncancelable right to use during a supply arrangement.  As of March 31, 2005 and June 30, 2004, respectively, the Company had $3.0 million and $1.7 million of Company-owned tooling costs capitalized, and $0.2 million and $0.6 million of customer-owned tooling costs capitalized.

Effective Tax Rate

In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on our expected annual income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate.  Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.  See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the Company's effective tax rate.

New Accounting Standards

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47).  FIN 47 provides guidance relating to the identification and recognition of legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated.  The Company is required to adopt the provisions of FIN 47 by June 30, 2006.  The Company does not expect the Interpretation to have a material impact on the Company's results of operations, financial position or cash flows.

In December 2004, the FASB issued a revised Statement of Financial Accounting Standard (SFAS) No. 123, Share-Based Payment (FAS 123(R)).  FAS 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. In addition, in March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides supplemental implementation guidance on FAS 123(R), including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis, and several other issues.  The Company is required to adopt FAS 123(R) and SAB 107 in the first quarter of fiscal year 2006. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company's stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. However, other share-based awards such as restricted share units and performance shares are currently expensed under the present rules. The original FAS 123 requires footnote disclosure only of pro forma net income as if a fair-value-based method had been used. The Company is evaluating the impact of FAS 123(R) and SAB 107 and will record non-cash stock compensation expense of unvested stock options outstanding beginning in the first quarter of fiscal year 2006. The adoption of FAS 123(R) and SAB 107 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which adopts wording from the International Accounting Standards Board's IAS 2 Inventories in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in the first quarter of fiscal year 2006. Adoption is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In November 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in Determining Whether to Report Discontinued Operations. In this consensus, the EITF provided guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated from the ongoing operations of the entity. This EITF is effective for the Company's quarter ending March 31, 2005. The EITF did not impact the reporting of the discontinued operations in the current period.

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

In March 2004, the FASB ratified the EITF's consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. The disclosure provisions of EITF 03-1 were effective beginning in fiscal year ended June 30, 2004, and were reported in the Company's Form 10-K. The implementation of the recognition and measurement provisions of EITF 03-1 have been delayed by the FASB pending the release of another staff position.

Note 2. Inventories

Inventory components of the Company are as follows:

	March 31,	June 30,
	2005	2004
(Amounts in Thousands)
Finished Products	$29,542	$33,989
Work-in-Process	13,934	15,666
Raw Materials	46,448	42,876

Total Inventory, net	$89,924	$92,531

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three and nine month periods ended March 31, 2005 and 2004 is as follows:

Three Months Ended	Nine Months Ended
March 31,	March 31,

	2005	2004	2005	2004
(Amounts in Thousands)
Net Income	$ 1,319	$ 4,367	$ 12,450	$ 14,049
Change in Unrealized Gains/Losses on Securities [1]	(189)	(43)	(187)	(274)
Change in Gains/Losses on Derivatives [2]	(1,380)	(409)	(39)	279
Foreign Currency Translation Adjustment	(7)	18	8	65

Comprehensive Income	$ (257)	$ 3,933	$ 12,232	$ 14,119

[1] Net of tax expense/(benefit) of ($125) and ($23) for the three months ended March 31, 2005 and 2004, respectively, and ($125) and ($147) for the nine months ended March 31, 2005 and 2004, respectively.

[2] Net of tax expense/(benefit) of ($323) and ($151) for three months ended March 31, 2005 and 2004, respectively, and ($5) and $107 for the nine months ended March 31, 2005 and 2004, respectively. The Company's use of derivatives is generally limited to forward purchases of foreign currency designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency.

Note 4. Segment Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture and Cabinets segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. The Furniture and Cabinets segment also provides engineering and manufacturing services which utilize common production and support capabilities on a contract basis to customers in the residential furniture and cabinets, office furniture, and retail infrastructure industries, as well as forest products. The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. The Company's focus is on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The Company currently sells primarily to customers in the transportation, industrial controls, telecommunications and medical industries. Intersegment sales are insignificant.

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

At or For the
Three Months Ended	Nine Months Ended
March 31,	March 31,

	2005		2004		2005		2004

(Amounts in Thousands)
Net Sales:
Furniture and Cabinets	$164,026		$162,947		$511,240		$511,489
Electronic Contract Assemblies	111,260		114,587		331,724		326,975
Unallocated Corporate and Eliminations	356		414		653		934

Consolidated	$275,642		$277,948		$843,617		$839,398

Income (Loss) from Continuing Operations:
Furniture and Cabinets	$ (129)		$ 445		$ 3,096		$ 552
Electronic Contract Assemblies	1,580		4,368		9,099		12,957
Unallocated Corporate and Eliminations	1,031		(29)		3,087		2,538

Consolidated	$ 2,482	[1]	$ 4,784	[2]	$ 15,282	[1]	$ 16,047	[2]

Total Assets:
Furniture and Cabinets	$289,617		$330,722
Electronic Contract Assemblies	221,372		195,974
Unallocated Corporate and Eliminations	104,809		86,577

Consolidated	$615,798		$613,273

[1] Income (Loss) from Continuing Operations includes after-tax restructuring charges of $0 and $193 in the three and nine months ended March 31, 2005, respectively.  On a segment basis, in the three months and nine months ended March 31, 2005, the Furniture and Cabinets segment recorded $0 and $179 of restructuring charges, and Unallocated Corporate recorded $0 and $14 of restructuring charges, respectively.  See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

[2] Income (Loss) from Continuing Operations includes after-tax restructuring charges of $264 and $1,417 in the three and nine months ended March 31, 2004, respectively.  On a segment basis, in the three and nine months ended March 31, 2004, the Furniture and Cabinets segment recorded $303 and $1,056 of restructuring charges and Unallocated Corporate recorded $39 of restructuring income and $361 of restructuring charges, respectively.  See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

Sales by Product Line

The Furniture and Cabinets segment produces and sells a broad range of similar products and services. Net sales to external customers by product line within the Furniture and Cabinets segment were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

(Amounts in Thousands)
Net Sales:
Furniture and Cabinets
Branded Furniture	$124,458	$124,979	$386,230	$387,862
Contract Furniture and Cabinets	26,702	25,928	85,060	90,352
Forest Products	12,866	12,040	39,950	33,275

Total	$164,026	$162,947	$511,240	$511,489

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

Fiscal Year 2005 Charges

There were no restructuring charges in the third quarter of fiscal year 2005.  The Company recognized consolidated pre-tax restructuring expense of $0.3 million in the nine months ended March 31, 2005, primarily within the Furniture and Cabinets segment. Included in the year-to-date restructuring charge is $0.1 million for asset write-downs and $0.2 million for plant closure and other exit costs. The Company accounts for restructuring costs in accordance with FASB Statement No. 146, Accounting for Cost Associated with Exit or Disposal Activities.

Fiscal Year 2004 Charges

The consolidated operating results included pre-tax restructuring charges of $0.9 million and $3.3 million for the three months and nine months ended March 31, 2004, respectively.  For the third quarter, $0.5 million of pre-tax restructuring charges primarily related to employee transition and other employee costs, plant closure and other exit costs were recorded in the Furniture and Cabinets segment, and $0.4 million of pre-tax restructuring charges primarily related to asset write-downs were recorded in Unallocated Corporate.  For the nine month period ended March 31, 2004, $1.7 million of pre-tax restructuring charges primarily related to asset write-downs, plant closure and other exit costs were recorded in the Furniture and Cabinets segment, and $1.6 million of pre-tax restructuring charges were recorded in Unallocated Corporate, primarily related to asset write-downs.

Reserves:

At March 31, 2005, no restructuring liabilities remained on the Condensed Consolidated Balance Sheet.  The restructuring charge, utilization and cash paid, and ending reserve balances at March 31, 2005 were as follows:

	Asset Write-downs	Plant Closure and Other Exit Costs	Total
(Amounts in Thousands)
Accrued Restructuring at June 30, 2004	$ -0-	$ 227	$ 227

Amounts Charged - Cash	-0-	205	205
Amounts Charged - Non-Cash	116	-0-	116

Subtotal	116	205	321

Amounts Utilized / Cash Paid	(116)	(432)	(548)
Amounts Adjusted	-0-	-0-	-0-

Accrued Restructuring at March 31, 2005	$ -0-	$ -0-	$ -0-

Note 6. Guarantees and Product Warranties

As of March 31, 2005, the Company had guarantees issued which are contingent on the future performance of another entity. The guarantees include customer lease financing with recourse, whereby the Company may become liable to a third party leasing company if the customer defaults on its lease, guarantees of third party dealer facility leases and bank loans, whereby the Company may become liable if the dealer defaults on a lease or bank loan, and guarantees associated with subleases, whereby the Company may be responsible for lease commitments if the sublessee defaults. At the inception of a guarantee, the Company recognizes a liability for obligations the Company may incur if specified triggering events or conditions occur. The liability is recorded at fair value which is estimated based on various factors including risk that the Company may have to perform under a guarantee, and ability to recover against payments made on a guarantee. The maximum potential liability and carrying amount recorded for these guarantees is immaterial to the Company's financial position.

The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered. Management may refine the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the nine months ended March 31, 2005 and 2004 were as follows:

Nine Months Ended March 31,

(Amounts in Thousands)	2005	2004

Product Warranty Liability at the beginning of the period	$ 3,578	$ 5,011
Accrual for warranties issued	1,246	1,457
Accruals related to pre-existing warranties (including changes in estimates)	567	60
Settlements made (in cash or in kind)	(1,050)	(1,513)

Product Warranty Liability at the end of the period	$ 4,341	$ 5,015

Note 7. Discontinued Operations

On January 17, 2005, the Company announced its decision to exit the branded residential furniture business, which is part of the branded furniture product line within the Furniture and Cabinets segment.  The exit plan included discontinuing procurement of branded residential furniture, ending marketing and dealer activities, and selling remaining inventories.  The branded residential furniture operation had no long-lived assets.  In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the branded residential furniture business has been classified as a discontinued operation.  The majority of the inventory of this business had been sold as of March 31, 2005.  Commitments had been received for remaining inventory items as of March 31, 2005, and all related shipments are expected to be complete early in the fourth quarter ending June 30, 2005.

On October 12, 2004, the Company announced a plan to exit its veneer slicing operation, which is part of the forest products product line within the Furniture and Cabinets segment.  The plan included the sale of veneer slicing machinery and equipment, conversion of a veneer slicing and warehousing facility to a lumber warehousing facility, and the sale of remaining veneer inventories.  In accordance with SFAS 144, the veneer slicing operation has been classified as a discontinued operation.  During the quarter ended December 31, 2004, veneer slicing and warehousing operations ceased.  All held for sale veneer slicing machinery and equipment was sold for cash proceeds of $2.3 million, resulting in an after-tax gain of $0.3 million.  The veneer slicing and warehousing facility has been converted and is now functioning as a lumber warehousing facility.  As of March 31, 2005, all veneer inventories had been sold.

Operating results and the gain on sale of the discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

(Amounts in Thousands)	2005	2004	2005	2004

Net Sales of Discontinued Operations	$ 4,357	$ 7,431	$ 21,146	$ 21,226

Operating Loss of Discontinued Operations	$ (1,935)	$ (676)	$ (5,229)	$ (3,327)
Benefit (Provision) for Income Taxes	772	259	2,084	1,329

Loss from Operations of Discontinued Operations, Net of Tax	$ (1,163)	$ (417)	$ (3,145)	$ (1,998)

Gain on Disposal of Discontinued Operations	$ -0-	$ -0-	$ 520	$ -0-
Benefit (Provision) for Income Taxes	-0-	-0-	(207)	-0-

Gain on Disposal of Discontinued Operations, Net of Tax	$ -0-	$ -0-	$ 313	$ -0-

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Kimball International, Inc. provides a vast array of products from its two business segments: the Furniture and Cabinets segment and the Electronic Contract Assemblies segment. The Furniture and Cabinets segment provides furniture for the office and hospitality industries, all sold under the Company's family of brand names. The Furniture and Cabinets segment also provides engineering and manufacturing services which utilize common production and support capabilities on a contract basis to customers in the residential furniture and cabinets, office furniture, and retail infrastructure industries, as well as forest products. The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally.

Management currently considers the following events, trends and uncertainties to be most important to understanding its financial condition and operating performance:

  Competitive pricing continues to put pressure on the Company's operating margins in both segments, especially for suppliers of electronic contract assemblies to customers in the transportation industry.

  The nature of the contract electronics manufacturing industry is such that the start up of new programs to replace departing customers or expiring programs occurs frequently and the new programs often carry lower margins.  The success of the Electronics segment is dependent on the successful replacement of such customers or programs.  Such changes usually occur gradually over time as old programs phase out of production while newer programs ramp up.

  Electronic Contract Assemblies segment net income continues to be positively impacted by the trend of increased revenue streams from foreign operations which have lower statutory tax rates.

  Increased costs of several key components, primarily commodities such as steel and wood composite sheet stock, are a continuous challenge. The Company has increased prices of certain end products which have been impacted by the commodity cost increases, however the price increases have only partially offset the higher component costs.  Some commodity costs have stabilized in relation to the most recent second quarter.

  Results continue to be hindered by manufacturing inefficiencies at select contract furniture and cabinets operations.

The preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, a significant change in economic conditions, loss of key customers or suppliers, or similar unforeseen events.

Discontinued Operations

During the current quarter ended March 31, 2005, the Company announced its decision to exit the branded residential furniture business, which is part of the branded furniture product line within the Furniture and Cabinets segment.  The exit plan included discontinuing procurement of branded residential furniture, ending marketing and dealer activities, and selling remaining inventories.  The Company had been incurring losses in its branded residential furniture business, in part due to the bankruptcy of a large customer, and did not anticipate that this business would generate positive earnings in the foreseeable future. The majority of the inventory of this business had been sold as of March 31, 2005.  Commitments had been received for remaining inventory items as of March 31, 2005, and all related shipments are expected to be complete early in the fourth quarter ending June 30, 2005.

During the prior quarter ended December 31, 2004, the Company committed to a plan to convert a forest products operation within the Furniture and Cabinets segment from a veneer slicing and warehousing facility to a lumber warehousing facility. The plan included the sale of veneer slicing machinery and equipment, and these assets were sold in the prior quarter. Market condition changes made it imprudent to continue investing in this industry as the Company did not anticipate positive earnings in the foreseeable future.

The results of the veneer and branded residential furniture operations are reported as discontinued operations in the Company's Condensed Consolidated Financial Statements and all prior periods have been restated. (See Note 7 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements for more information on the discontinued operations.)  The cessation of these operations does not impact any of the remaining operations of the Company.

Financial results of the discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

(Amounts in Millions, Except for Per Share Data)	2005	2004	2005	2004

Net Sales of Discontinued Operations	$ 4.4	$ 7.4	$ 21.1	$ 21.2
After-Tax Operating Loss of Discontinued Operations	$ (1.2)	$ (0.4)	$ (3.1)	$ (2.0)
After-Tax Gain on Sales of Assets of Discontinued Operations	$ 0.0	$ 0.0	$ 0.3	$ 0.0
Loss of Discontinued Operations per Class B Diluted Share	$(0.03)	$ (0.01)	$ (0.07)	$ (0.05)

The following discussions exclude all income statement activity of the discontinued operations.

Financial Overview - Consolidated

Third quarter fiscal year 2005 net sales of $275.6 million decreased 1% from fiscal year 2004 third quarter net sales of $277.9 million as a net sales decrease within the Electronic Contract Assemblies segment more than offset a net sales increase within the Furniture and Cabinets segment. Third quarter fiscal year 2005 consolidated income from continuing operations was $2.5 million, or $0.07 per Class B diluted share. The prior fiscal year third quarter consolidated income from continuing operations was $4.8 million, or $0.13 per Class B diluted share, inclusive of $0.3 million, which is less than $0.01 per Class B diluted share, of after-tax restructuring costs. Net sales for the nine-month period ended March 31, 2005 of $843.6 million were up 1% from the same period of the prior year driven by a net sales increase in the Electronic Contract Assemblies segment. Current fiscal year-to-date income from continuing operations for the period ended March 31, 2005 totaled $15.3 million, or $0.40 per Class B diluted share, inclusive of $0.2 million, or less than $0.01 per Class B diluted share, of after-tax restructuring costs. Prior year-to-date income from continuing operations for the period ended March 31, 2004 totaled $16.0 million, or $0.42 per Class B diluted share, inclusive of $1.4 million, or $0.04 per Class B diluted share, of after-tax restructuring costs.

During the second quarter of fiscal year 2003, the Company's Board of Directors approved a restructuring plan comprised of incremental cost scaling actions to more closely align the Company's operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity within both of the Company's segments. The Company has successfully executed the restructuring activities and the final restructuring expenses pursuant to this plan were recorded in the first quarter of fiscal year 2005. Management estimates that the restructuring actions have reduced the Company's total cost structure by approximately $20 million on an annualized pre-tax basis, with part of the savings being redeployed into strategic initiatives designed to accelerate sales growth and improve quality and efficiencies. (See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for more information on restructuring.)

The Company experienced a decline in gross margin for the third quarter and year-to-date period of fiscal year 2005 when compared to the prior fiscal year same periods. Annual price concessions to customers and higher new product development costs in the Electronic Contract Assemblies segment contributed to the gross margin decline. Current quarter increased costs for steel, wood composite sheet stock and other commodities drove an increase in material costs as a percent of net sales compared to the prior fiscal year third quarter. Price increases on select Furniture and Cabinets segment products partially mitigated the gross margin decline.  Selling, General and Administrative expenses were down in absolute dollars from the prior fiscal year third quarter, and were flat as a percent of net sales.  An approximately break-even operating income of $0.1 million in the current fiscal year third quarter was driven by the reduced gross margin.

The effective income tax rate for the three and nine-month periods ended March 31, 2005 decreased from the same periods of the prior fiscal year primarily due to the positive tax effect of the Company's foreign operations as a greater portion of income for the quarter and year-to-date period was generated by foreign operations which have a lower effective tax rate than the Company's domestic facilities.  As a result of various tax benefits coupled with the Company's low profit before income tax base, the Company recorded an overall income tax benefit in the current fiscal year third quarter despite having pre-tax income.  The current quarter tax benefits included a reduction of income tax accruals, tax exempt income on municipal bond investments, a tax credit relating to the Company's Mexican operations, and other various tax benefits.

Results of Operations by Segment - Three and Nine Months Ended March 31, 2005 Compared to Three and Nine Months Ended March 31, 2004

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

Third quarter fiscal year 2005 net sales of $164.0 million increased 1% in the Furniture and Cabinets segment when compared to fiscal year 2004 third quarter net sales of $162.9 million due to higher net sales in the forest products and contract furniture and cabinet product lines. Price increases on select products within this segment also aided the net sales improvement. Nine-month net sales for fiscal year 2005 were flat with the prior year same period as a net sales decrease in the contract furniture and cabinet product line was offset by a net sales increase in forest products.

Third quarter fiscal year 2005 net sales of the Company's branded furniture products, which include office and hospitality furniture, totaled $124.5 million as compared to net sales of $125.0 million for the third quarter last fiscal year as decreased sales of hospitality furniture were offset by increased sales of office furniture in part due to price increases on select office furniture products. Fiscal 2005 year-to-date net sales of $386.2 million of branded furniture products were also relatively flat as compared to the prior fiscal year-to-date period net sales of $387.9 million as decreased sales of hospitality furniture were predominantly offset by increased sales of office furniture. Branded furniture products open orders at March 31, 2005 were 3% higher than open orders at March 31, 2004 as an increase in office furniture open orders more than offset a decrease in open orders for hospitality furniture.

Net sales of contract furniture and cabinets, which includes residential furniture and cabinets, office furniture, and retail infrastructure, increased 3%  to $26.7 million in the current quarter of fiscal year 2005 compared to $25.9 million in the prior fiscal year third quarter due to higher current quarter sales of residential furniture and cabinets. Fiscal 2005 year-to-date net sales of contract furniture and cabinets totaled $85.1 million, which was a 6% reduction compared to the prior fiscal year-to-date net sales of $90.4 million, primarily due to lower year-to-date sales of residential furniture and cabinets. At March 31, 2005, open orders for the contract furniture and cabinets product line were 36% lower than open orders at March 31, 2004 in part due to declining residential furniture and cabinets open orders.

Net sales in the forest products product line increased 7% from $12.0 million in the third quarter of the prior fiscal year  to $12.9 million in the current fiscal year third quarter and increased 20% to $40.0 million in the current year-to-date period of fiscal year 2005 compared to $33.3 million in the prior fiscal year same period. Net sales of logs and lumber increased during these time periods which is partially due to greater exporting to Europe and Asia as well as price increases on select products. Open orders for forest products as of March 31, 2005 were 5% higher than open orders at March 31, 2004.

In the third quarter of fiscal year 2005 the Furniture and Cabinets segment incurred a loss of $0.1 million from continuing operations compared to income from continuing operations of $0.4 million in the third quarter of fiscal year 2004 which included $0.3 million of after-tax restructuring charges. Third quarter fiscal year 2005 earnings were hindered by manufacturing inefficiencies in select contract furniture and cabinets operations.  Current quarter increased costs for steel, wood composite sheet stock and other commodities drove an increase in material costs as a percent of net sales compared to the prior fiscal year third quarter and were partially offset by price increases on select products within the segment. In addition, the impact of the previously executed restructuring plans favorably impacted the current quarter when compared to the prior year third quarter. For the nine-month period ended March 31, 2005, the Furniture and Cabinets segment recorded income from continuing operations of $3.1 million, inclusive of after-tax restructuring charges of $0.2 million, as compared to year-to-date fiscal year 2004 net income of $0.6 million, inclusive of $1.1 million of after-tax restructuring charges.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, supply chain cost pressures, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Form 10-K filing for the period ended June 30, 2004.

Electronic Contract Assemblies Segment

Electronic Contract Assemblies segment net sales of $111.3 million for the third quarter of fiscal year 2005 decreased 3% from net sales of $114.6 million for the prior fiscal year third quarter as a result of annual price concessions given to customers as well as lower volume.  Current fiscal year third quarter electronic contract assemblies sales to customers in the transportation, medical, and computer industries were lower than the prior fiscal year third quarter, which more than offset sales increases to customers in the industrial controls and telecommunications industries. Net sales for the nine-month period ended March 31, 2005 of $331.7 million increased 1% from the prior year same period net sales of $327.0 million due to higher sales to customers in the transportation, industrial controls, and telecommunications industries which more than offset sales decreases to customers in the computer and medical industries and the aforementioned price concessions given during the fiscal year 2005 third quarter.

Electronic Contract Assemblies segment third quarter fiscal year 2005 income from continuing operations totaled $1.6 million, which is a decrease from the prior fiscal year third quarter income from continuing operations of $4.4 million. Electronic Contract Assemblies segment gross margin decreased in the third quarter of fiscal year 2005 compared to the prior fiscal year third quarter primarily due to tighter margins on products due to competitive pricing pressures, higher new product development costs, and a sales mix shift among various products to those with lower margins. The current fiscal year third quarter earnings were positively impacted by lower taxes as a greater portion of income was generated during the quarter by foreign operations which have a lower effective tax rate than the Company's domestic facilities. For the nine-month period ended March 31, 2005, this segment recorded income from continuing operations of $9.1 million as compared to a year-to-date fiscal year 2004 income from continuing operations of $13.0 million.

Included in this segment are sales to TRW Automotive, Inc., a full-service automotive supplier, which accounted for the following portions of consolidated net sales and Electronic Contract Assemblies segment net sales:

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004

As a % of Consolidated Net Sales from Continuing Operations	11%	15%	11%	14%
As a % of Electronic Contract Assemblies Segment Net Sales from Continuing Operations	28%	36%	28%	37%

The reduced percentages of segment and consolidated net sales were a result of certain TRW Automotive, Inc. products reaching end of life in addition to the Company's on-going efforts to diversify its customer base. TRW Automotive, Inc. sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicle platforms, which partially mitigates the Company's exposure to this customer. Beginning in the second quarter of fiscal year 2005, the Company also began supplying electronic power steering products to TRW Automotive, Inc.

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

Liquidity and Capital Resources

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings increased from $85 million at June 30, 2004 to $117 million at March 31, 2005. Based on recent accounting interpretations, the Company changed its classification of investments in municipal bond auction rate securities, previously classified as cash and cash equivalents, to short-term investments for each of the periods presented in the accompanying condensed consolidated balance sheets and statements of cash flows.  Auction rate securities are variable rate municipal bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days.  The Company had historically classified auction rate securities as cash and cash equivalents if the period between the interest rate resets was 90 days or less, which was based on our ability to either liquidate our holding or roll our investments over to the next reset period.

Working capital at March 31, 2005 was $205 million compared to working capital of $192 million at June 30, 2004. The current ratio was 2.3 at both March 31, 2005 and June 30, 2004.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO) for the fiscal year to date period ended March 31, 2005 improved to 42.9 from 46.1 for the same period of fiscal year 2004. The Company defines DSO as the average of monthly accounts and notes receivable divided by one day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the fiscal year to date period ended March 31, 2005 increased to 51.2 from 50.7 for the same period of fiscal year 2004. The Company defines PDSOH as the average of the monthly gross inventory divided by one day's cost of sales.

Operating activities generated $55 million of cash flow in the first nine months of fiscal year 2005 compared to $53 million in the same period of fiscal year 2004. Current fiscal year investing activities include proceeds of $17 million from the sale of a Mexican facility. Subsequently, a portion of the facility has been leased by the Company for continuing operations at this location. The Company reinvested $25 million into capital investments for the future, including manufacturing equipment, long-haul tractors and trailers, timber rights, showroom refurbishments and improvements to the Company's information technology systems and solutions. The Company expects to continue to invest in resources for leveraging new and improved enterprise-wide information technology systems and solutions. Fiscal year 2005 financing cash flow activities included $18 million in dividend payments, which remained flat with the prior year nine months ended March 31, 2004.

The Company's $75 million revolving credit facility allows for both issuances of letters of credit and cash borrowings. At March 31, 2005, the Company had $1.1 million of short-term borrowings outstanding under a separate foreign credit facility which is backed by the $75 million revolving credit facility. The Company issued an additional $3.3 million in letters of credit against the revolving credit facility, which reduces total availability to borrow to $70.6 million at March 31, 2005. At June 30, 2004, the Company had no short-term borrowings outstanding under its $75 million revolving credit facility.

The $75 million revolving credit facility also provides an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at March 31, 2005.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations and the availability of borrowing under the Company's revolving credit facility will be sufficient in fiscal year 2005 for working capital needs and for funding investments in the Company's future, including potential acquisitions. The Company's primary source of funds is its ability to generate cash from operations to meet its liquidity obligations, which could be affected by factors such as a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. The Company's secondary source of funds is its revolving credit facility, which is contingent on complying with certain debt covenants. The Company does not expect the covenants to limit or restrict its ability to borrow on the facility in fiscal year 2005. The Company anticipates maintaining a strong liquidity position for the next 12 months.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995 where factors could cause actual results to differ materially from forward-looking statements.

Contractual Obligations

Compared to the contractual obligations disclosure in the Company's Form 10-K filing for the period ended June 30, 2004, there have been no material changes to the aggregate contractual obligations of the Company outside the ordinary course of business. During the first quarter of fiscal year 2005, the Company entered into a new operating lease for a facility which is in addition to the operating leases reported in the contractual obligations table at June 30, 2004. The lease term is five years and the lease payments for fiscal year 2005 total $1.1 million. The annual lease payments are $1.4 million for each of the fiscal years 2006 through 2009, and the fiscal year 2010 lease obligation is $0.2 million. The lease obligation will not have a material effect on the Company's financial position or results of operations.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At March 31, 2005 and June 30, 2004, the reserve for returns and allowances was $2.3 million and $3.3 million, respectively. Over the past two years, the returns and allowances reserve has been approximately 2% of gross trade receivables.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at March 31, 2005 and June 30, 2004 was $2.9 million and $3.1 million, respectively, and over the past two years, this reserve has trended between approximately 1% and 4% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 45% and 54% of consolidated inventories at March 31, 2005 and June 30, 2004, respectively, including approximately 84% and 87% of the Furniture and Cabinets segment inventories at March 31, 2005 and June 30, 2004, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and actuarial analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At March 31, 2005 and June 30, 2004, the Company's accrued liabilities for self-insurance exposure were $7.9 million and $6.6 million, respectively, excluding immaterial amounts held in a voluntary employees' beneficiary association (VEBA) trust.

New Accounting Standards

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47).  FIN 47 provides guidance relating to the identification and recognition of legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated.  The Company is required to adopt the provisions of FIN 47 by June 30, 2006.  The Company does not expect the Interpretation to have a material impact on the Company's results of operations, financial position or cash flows.

In December 2004, the FASB issued a revised Statement of Financial Accounting Standard (SFAS) No. 123, Share-Based Payment (FAS 123(R)).  FAS 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. In addition, in March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides supplemental implementation guidance on FAS 123(R), including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis, and several other issues.  The Company is required to adopt FAS 123(R) and SAB 107 in the first quarter of fiscal year 2006. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company's stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. However, other share-based awards such as restricted share units and performance shares are currently expensed under the present rules. The original FAS 123 requires footnote disclosure only of pro forma net income as if a fair-value-based method had been used. The Company is evaluating the impact of FAS 123(R) and SAB 107 and will record non-cash stock compensation expense of unvested stock options outstanding beginning in the first quarter of fiscal year 2006. The adoption of FAS 123(R) and SAB 107 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which adopts wording from the International Accounting Standards Board's IAS 2 Inventories in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in the first quarter of fiscal year 2006. Adoption is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In November 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in Determining Whether to Report Discontinued Operations. In this consensus, the EITF provided guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated from the ongoing operations of the entity. This EITF is effective for the Company's quarter ending March 31, 2005. The EITF did not impact the reporting of the discontinued operations in the current period.

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
                                                                                                         20

In March 2004, the FASB ratified the EITF's consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. The disclosure provisions of EITF 03-1 were effective beginning in fiscal year ended June 30, 2004, and were reported in the Company's Form 10-K. The implementation of the recognition and measurement provisions of EITF 03-1 have been delayed by the FASB pending the release of another staff position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk: As of March 31, 2005, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $58 million. These securities are classified as available-for-sale and are stated at market value with unrealized gains and losses recorded net of tax related effect as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in market interest rates from levels at March 31, 2005 would cause the fair value of these short-term investments to decline by an immaterial amount.

Foreign Exchange Rate Risk: The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company's risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures of the Company and are not used in a speculative manner. With our derivatives, the effect of movements in the exchange rates were not material to the consolidated operating results of the Company on a year-to-date basis. The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates relative to its financial instruments would not affect the consolidated operating results of the Company by a material amount.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2005, the Chief Executive Officer and Chief Financial Officer of the Company concluded, based upon their best judgment, that the Company's disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

During the third quarter of fiscal year 2005, the Company implemented a new Enterprise Resource Planning System (ERP) at one of its significant subsidiaries. As a result, the internal controls at this subsidiary have been updated as necessary to accommodate the modifications to our business processes and accounting procedures. There have been no other changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (January 1-January 31, 2005)	--	--	--	2,000,000
Month #2 (February 1-February 28, 2005)	--	--	--	2,000,000
Month #3 (March 1-March 31, 2005)	--	--	--	2,000,000

Total	--	--	--

The share repurchase program previously authorized by the Board of Directors was announced on August 5, 2004.  The program allows for the repurchase of up to 2 million of any combination of Class A or Class B shares and will remain in effect until all shares authorized have been repurchased.

Item 6.  Exhibits

    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(10)  Summary of Director and Named Executive Officer Compensation

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
May 3, 2005

By:	/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer
May 3, 2005

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description

10	Summary of Director and Named Executive Officer Compensation
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002