Form 10-K
period 2005-06-30
KIMBALL INTERNATIONAL INC
filed 2005-08-25
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class A Common Stock is not publicly traded and, therefore, no market value is available.  The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 31, 2004 (the last business day of the Registrant's most recently completed second fiscal quarter) was $341.4 million, based upon an estimate that 92.4% of Class B Common Stock is held by non-affiliates.

The number of shares outstanding of the Registrant's common stock as of August 10, 2005 were:
          Class A Common Stock - 13,506,093 shares
          Class B Common Stock - 24,646,218 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 18, 2005, are incorporated by reference into Part III.

1

KIMBALL INTERNATIONAL, INC.
FORM 10-K
INDEX

Forward-Looking Statements

This document may contain certain forward-looking statements. These are statements made by management, using their best business judgement based upon facts known at the time of the statements or reasonable estimates, about future results, plans, or future performance and business of the Company. They should not be construed as a guarantee that such results or events will, in fact, occur or be realized. The statements may be identified by the use of words such as "believes", "anticipates", "expects", "intends", "projects", "estimates" and similar expressions.

Such statements involve risk, uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. Specific risk factors may be noted along with the statement itself. However, other more general risks and uncertainties which are inherent in any forward-looking statement include, but are not necessarily limited to the following:

General economic and market conditions
Increased global competition
Domestic and international business legislation and regulation
Currency exchange fluctuations
Demand for the Company's product
Significant volume reductions from key contract customers
Loss of key customers or suppliers within specific industries
The Company's ability to replace expiring contract customers/programs with new customers/programs
Increased competitive pricing pressures reflecting excess industry capacities
Change in product sales mix
Availability and/or cost of raw materials
The ability to utilize deferred tax assets
Technology
Costs and/or assumptions underlying strategic decisions
Successful implementation of new information technology systems and solutions
Operational capabilities in the event of natural disasters or other similar unforeseen events
Changes in business conditions that could impair assets

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

The Company was incorporated in Indiana in 1939. The corporate headquarters is located at 1600 Royal Street, Jasper, Indiana.

The Company provides a variety of products from its two business segments: the Furniture and Cabinets segment and the Electronic Contract Assemblies segment. The Furniture and Cabinets segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. The Furniture and Cabinets segment also provides engineering and manufacturing services which utilize common production and support capabilities on a contract basis to customers in the residential furniture and cabinets, office furniture and retail infrastructure industries, as well as forest products. The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. Certain product lines experience seasonality which affects sales revenue flow. Production occurs in Company-owned or leased facilities located in the United States, Mexico, Thailand and Poland. In the United States, the Company has facilities and showrooms in 12 states and the District of Columbia.

  Available Information

We make available free of charge through our website, www.ir.kimball.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC) and is thus also available via the SEC website, www.sec.gov. The Company's Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

  Restructuring

In June 2005, the Company announced a restructuring plan to consolidate its Mexican contract furniture and cabinets operations into one facility located in Juarez, Mexico resulting in the closure of its manufacturing facility in Mexicali, Mexico.  The decision to consolidate the operations was a result of excess capacity.  The consolidation is expected to be complete by December 31, 2005.

In December 2002, the Company's Board of Directors approved a restructuring plan comprised of incremental cost scaling actions to more closely align the Company's operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity within both of the Company's segments. Overall scaling actions included the consolidation of capabilities and operations, selling and/or exiting redundant facilities, aligning personnel costs and adjusting assets associated with scaling actions to their current fair values. The Company has successfully executed the restructuring activities and the final restructuring expenses pursuant to this plan were recorded in fiscal year 2005.

In June 2001, the Company's Board of Directors approved a plan to restructure certain operations to more closely align the Company's capabilities and capacities with changing market requirements and economic conditions as well as position the Company with a more competitive cost structure vital for overall long-term success. All actions related to the June 2001 restructuring plan were completed in fiscal year 2003.

The restructuring plans are discussed in further detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and in Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements.

  Discontinued Operations

During fiscal year 2005 the Company exited the branded residential furniture business which was part of the branded furniture product line within the Furniture and Cabinets segment.  The exit plan, completed in fiscal year 2005, included discontinuing procurement of branded residential furniture, ending marketing and dealer activities, and selling remaining inventories.  The Company had been incurring losses in its branded residential furniture business, in part due to the bankruptcy of a large customer, and did not anticipate that this business would generate positive earnings in the foreseeable future.  Also during fiscal year 2005, the Company converted a forest products operation from a veneer slicing and warehousing facility to a lumber warehousing facility.  Veneer slicing machinery and equipment and remaining veneer inventories were sold in fiscal year 2005.  The cessation of these operations does not impact any of the remaining operations of the Company.  The results of the veneer and branded residential furniture operations are reported as discontinued operations in the Company's Consolidated Financial Statements and all prior periods have been restated.

  Sales by Segment

Sales of continuing operations by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 2005 are as follows:

(Amounts in Thousands)	2005	2004	2003

Furniture and Cabinets	$ 683,644	$ 680,280	$ 673,087
Electronic Contract Assemblies	439,696	439,309	456,719
Unallocated Corporate	872	1,136	322

Total	$1,124,212	$1,120,725	$1,130,128

Financial information by segment and geographic area for each of the three years in the period ended June 30, 2005 is included in Note 14 - Segment and Geographic Area Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Segments

  Furniture and Cabinets

  Historical Overview

Since 1950, the Company has produced wood furniture and cabinets, which continue to be a significant part of the business. Included in this segment are sales of branded office and hospitality furniture. Other products within this segment include office furniture and residential furniture and cabinets produced on a contract basis, retail infrastructure products and other related products sold to leading manufacturers and retailers primarily in the home entertainment, office furniture and retail markets. The Company also produces other products including polyurethane and polyester molded products and sells them to both internal and external customers. Contract furniture manufacturing units provide rapid, customized manufacturing solutions to the commercial office, industrial/institutional, retail infrastructure and entertainment systems market segments. Services of the Company's trucking fleet and distribution centers are also sold to unaffiliated customers. Included within the forest products product line are sales of logs and lumber, which are primarily sold to external customers.

During fiscal year 2002 the Company sold its Boesendorfer piano subsidiary, which had originally been acquired in 1966. The Company was previously engaged in the manufacture and sales of a domestically produced piano product line since 1857 through a predecessor, W. W. Kimball Co., acquired in 1959, until cessation of this product line in 1996.

During fiscal year 2005 the Company exited the branded residential furniture business which was part of the branded furniture product line within this segment. Also during fiscal year 2005, the Company converted a forest products operation from a veneer slicing and warehousing facility to a lumber warehousing facility. The results of the veneer and branded residential furniture operations are reported as discontinued operations in the Company's Consolidated Financial Statements and all prior periods have been restated.

  Locations

Branded furniture as well as furniture and cabinets produced on a contract basis and related products, which comprise a majority of this segment, as of June 30, 2005 are produced at sixteen plants; nine located in Indiana, two in Kentucky, two in Mexico, and one each in Idaho, Tennessee and Pennsylvania. As a result of the restructuring activities related to both the fiscal 2001 and 2003 restructuring plans, ten manufacturing facilities not included above, six in Indiana and one each in Kentucky, North Carolina, Florida and Mississippi, ceased operations. One Kentucky and two Indiana facilities were donated.  The Mississippi facility was sold and the leases on the Florida and North Carolina facilities expired.  Two of the idled facilities in Indiana remain for sale or lease, and one facility in Indiana ceased operations and was converted to a distribution and warehouse facility in fiscal year 2002, which replaced a previously leased facility. During fiscal year 2005, the Company converted one idled Indiana manufacturing facility to house shared services such as engineering, finish development and sample production.  One of the above mentioned leased Mexican plants will be exited in fiscal year 2006 as a result of the fiscal year 2005 restructuring plan.  Operations of the above mentioned Tennessee plant will be consolidated into an existing Indiana facility during fiscal year 2006.

The Company owns and/or operates five log yards, three sawmills and three lumberyards. These facilities are located in Indiana, Tennessee, Virginia and Kentucky. As a result of the restructuring plan announced in the second quarter of fiscal year 2003, two facilities, not included above, which each housed dimension lumber and contract wood products manufacturing capabilities, ceased operations and were converted to lumber warehousing facilities. During fiscal year 2005 a veneer slicing and warehousing facility was converted to a lumber warehousing facility.

A facility in Jasper, Indiana houses an Education Center for dealer and employee training, a Product Design and Research Center, and a Corporate Showroom for product display.

Office space is leased in Dongguan, Guandong, China to facilitate sourcing of product from Pacific Rim countries.

In the United States, office furniture showrooms are maintained in ten cities. An office furniture showroom in London, England was closed as a result of the restructuring plan announced in the second quarter of fiscal year 2003.

  Marketing Channels

Kimball Office and National brands of office furniture are marketed through Company salespersons to end users, office furniture dealers, wholesalers, rental companies and catalog houses throughout North America. Certain Kimball brands of office furniture systems are sold on an international basis via licensing arrangements with unaffiliated partners. Certain fixed-wall office furniture products are marketed through Company salespersons to the government, select office furniture dealers and construction contractors. Hospitality furniture is marketed to end users using independent manufacturers' representatives. Contract furniture and cabinets are generally marketed to end users through Company business development managers and, to a lesser extent, independent representatives. Forest products are primarily sold to outside customers and are marketed principally to end users and distributors on a global basis primarily through Company sales personnel.

  Major Competitive Factors

The Company's branded furniture is sold in the office furniture and hospitality furniture industries. These industries have similar major competitive factors which include price in relation to quality and appearance, the utility of the product, supplier lead-time, reliability of on-time delivery, and the ability to respond to requests for special and non-standard products.

Certain industries are more price sensitive than others, but all expect on-time, damage-free delivery. The Company maintains sufficient finished goods inventories to be able to offer prompt shipment of certain lines of Kimball Office and National office furniture as well as most of the Company's own lines of hospitality furniture. The Company also produces contract hospitality furniture to customers' specifications and shipping timelines. Many office furniture products are shipped through the Company's delivery system, which the Company believes offers it the ability to reduce damage to product, enhance scheduling flexibility, and improve the capability for on-time deliveries.

The major competitive factors in the contract furniture and cabinet markets are consistent quality and reliability, price, on-time delivery, flexibility, speed, and providing customized manufacturing solutions. Contract furniture, television cabinets and television stands are produced to customer specifications from specific orders. Finished goods inventories are typically small, consisting primarily of goods awaiting shipment to customers. The major competitive factors in the retail infrastructure industry are quality, supplier lead-time, price, service and installation, flexibility and on-time performance. Retail infrastructure products are produced to customer specifications from specific orders.

Competitive factors in the forest products industry are price, quality, availability and on-time delivery.

  Competitors

There are numerous manufacturers of office and hospitality furniture competing within the marketplace. The Company believes, however, that there are a limited number of relatively large contract manufacturers of wood office and hospitality furniture, of which the Company believes it is one of the larger producers in terms of net sales. In many instances wood office furniture competes in the market with metal office furniture. Based on available industry statistics, metal office furniture has a larger share of the total office furniture market.

The Company believes that it is one of the largest independent domestic manufacturers of wood television cabinets and television stands, but certain manufacturers of televisions, including some customers of the Company, produce cabinets for their own use. The Company notes a decline in the demand for projection television cabinets as the market migrates toward technologically advanced television models which in turn has created an opportunity to produce television stands instead of the traditional projection television cabinets. There are many manufacturers of retail infrastructure products, and the Company does not have a significant share of this market.

For forest products, the Company competes with many integrated forest and specialty hardwood product companies and does not have a significant share of the market for such products.

  Raw Material Availability

Certain components used in the production of furniture and cabinets are manufactured internally within the segment, and are generally readily available, as are other raw materials used in the production of wood furniture, cabinets and fixtures. With the exception of rolled steel, raw materials used in the manufacture of metal office furniture have been readily available in the global market. While we have been able to maintain an appropriate supply of rolled steel to meet demand, general supply limitations in the market are impacting our costs. Costs of other commodity materials have also increased substantially. Certain fabricated seating components and wood frame assemblies as well as finished furniture products, which are generally readily available, are sourced on a global scale in an effort to provide a quality product at the lowest total cost.

  Electronic Contract Assemblies

  Historical Overview

The Company entered the electronic contract assemblies market in 1985 with knowledge acquired from the production of electronic organs, which were first produced in 1963. The Company's focus is on electronic assemblies that have high durability requirements such as transportation, medical, and industrial applications. Electronics and electro-mechanical products (electronic assemblies) are sold globally on a contract basis and produced to customers' specifications.

  Locations

As of June 30, 2005 the Company's Electronic Contract Assemblies segment consists of six manufacturing facilities with three located in Indiana and one each in Mexico, Thailand and Poland. In addition to the manufacturing of electronic contract assemblies for high durability applications, the Company also provides value engineering services and supply chain management. As part of the restructuring plan announced in the fourth quarter of fiscal year 2001, the Company decided to exit the business of providing DIE processing and assembly services to the European market and as a result the Company sold its manufacturing facility located in France during fiscal year 2003. Likewise, as part of the restructuring plan announced in the second quarter of fiscal year 2003, the Company decided to exit the domestic DIE processing business and sold its California manufacturing facility in the latter half of fiscal year 2003. Engineering design and support services, including new product introduction services, are provided to the manufacturing facilities within this segment by Kimball Electronics Engineering and Design Shared Services. The contract electronics manufacturing industry in general has been faced with excess capacity. The Company has not been immune to the economic slowdown and continually evaluates its operations as to the most optimum capacity and service levels by geographic region. Operations located outside of the United States continue to be an integral part of the Company's Electronic Contract Assemblies segment.  In July 2005, the Company signed a letter of intent to establish a manufacturing facility in Nanjing, China with operations to begin in the Autumn of 2006.

  Marketing Channels

Manufacturing and design services are marketed by the Company's business development team. Contract electronic assemblies are manufactured based on specific orders, generally resulting in a small amount of finished goods consisting primarily of goods awaiting shipment to specific customers.

  Major Competitive Factors

Key competitive factors in the electronic contract assemblies market are competitive pricing on a global basis, quality and reliability, engineering design services, production flexibility, on-time delivery, customer lead-time, test capability, and global presence. Growth in the electronic contract assemblies industry is created through the proliferation of electronic components in today's advanced products along with the continuing trend of OEM's in the electronic industry to subcontract the assembly process to companies with a core competence in this area. The nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program matures and becomes established. The segment continues to experience margin pressures related to an overall excess capacity position in the electronics manufacturing services market and more specifically this segment's new program launches and diversification efforts. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs.

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

  Customer Concentration

While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the transportation and industrial controls industries. Included in this segment are sales of electronic assemblies to one customer, TRW Automotive, Inc., a full-service automotive supplier, which accounted for approximately 30% of this segment's net sales in fiscal year 2005, compared to 37% in fiscal year 2004 and 43% in fiscal year 2003. Sales to TRW Automotive, Inc. accounted for approximately 12% of consolidated net sales in fiscal year 2005, compared to 14% and 17% in fiscal years 2004 and 2003, respectively. TRW Automotive, Inc. sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicle platforms, which partially mitigates the Company's exposure to a single customer. During fiscal year 2005, the Company also began supplying electronic power steering products to TRW Automotive, Inc.

Other Information

  Backlog

At June 30, 2005, the aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, were $249 million as compared to $263 million at June 30, 2004.

	June 30, 2005	June 30, 2004
(Amounts in Millions)
Furniture and Cabinets	$ 91	$ 98
Electronic Contract Assemblies	158	165

Total Backlog of Continuing Operations	$ 249	$263

Open orders as of June 30, 2005 are expected to be filled within the next fiscal year.  Open orders generally may not be indicative of future sales trends.

  Research, Patents, and Trademarks

Research and development activities include the development of manufacturing processes, major process improvements, new product development, information technology initiatives and electronic, wood and plastic technologies.

Research and development costs were approximately as follows:

	Year Ended June 30

	2005	2004	2003
(Amounts in Millions)
Research and Development Costs of Continuing Operations	$18.5	$16.5	$17.6

The Company owns the Kimball (registered trademark) trademark, which it believes is significant to its office, electronic, and hospitality furniture businesses, and owns the following trademarks which it believes are significant to its furniture business only: National (registered trademark), Cetra (registered trademark), Footprint (registered trademark), Traxx (registered trademark), Interworks (registered trademark), Xsite (registered trademark), Definition (registered trademark), Skye (registered trademark), WaveWorks (registered trademark), Senator (trademark registration pending), President, Wish (trademark registration pending), Prevail (trademark registration pending) and ZWall (registered trademark).  The Company also owns certain patents and other trademarks and has certain other trademark and patent applications pending, which in the Company's opinion are not significant to its business.

  Environment and Energy Matters

The Company's operations are subject to various foreign, federal, state and local laws and regulations with respect to environmental matters.  The Company believes that it is in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.

The Company is dedicated to excellence, leadership and stewardship in matters of protecting the environment and communities in which the Company has operations.  The Company believes that continued compliance with foreign, federal, state and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position.  Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2007, will not represent a material portion of total capital expenditures during those years.

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

  Employees

	June 30, 2005	June 30, 2004

United States	5,570	5,473
Foreign Countries	2,180	2,234

Total Full Time Employees of Continuing Operations	7,750	7,707

The Company has no collective bargaining agreements with respect to its domestic employees.  All of the Company's foreign operations are subject to collective bargaining arrangements, many mandated by government regulation or customs of the particular countries.  The Company believes that its employee relations are good.

  Item 2 - Properties

The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, as of June 30, 2005, are as follows:

	Number of Facilities

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate	Total

Indiana	18	3	6	27
Kentucky	4			4
Tennessee	4			4
California	1			1
Pennsylvania	1			1
Idaho	1			1
Mexico	2	1		3
Thailand		1		1
Poland		1		1
China	1			1

Total Facilities	32	6	6	44

Excluded from the Furniture & Cabinets segment facilities are three idle facilities in Indiana which are being held for sale or lease as of June 30, 2005.

The listed facilities occupy approximately 6,844,000 square feet in aggregate, of which approximately 5,954,000 square feet are owned and 890,000 square feet are leased.  Square footage of these facilities is summarized as follows:

	Approximate Square Footage

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate	Total

Owned	4,830,000	765,000	359,000	5,954,000
Leased	864,000	--	26,000	890,000

Total	5,694,000	765,000	385,000	6,844,000

Including certain leased furniture showroom areas and idle facilities excluded from the above listing, total facilities approximate 7.2 million square feet. (See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases.)

Included in Unallocated Corporate are executive, national sales and administrative offices, a recycling facility, a child development facility, and an education and training center and corporate showroom.

Generally, properties are utilized at normal capacity levels on a single shift basis with certain properties utilizing second shifts and third shifts.  At times, certain facilities utilize a reduced second or third shift.  Due to sales fluctuations, not all facilities were utilized at normal capacity during the 2005 fiscal year.

Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.

Operating leases for all facilities, including idle facilities, total 979,000 square feet and expire from fiscal year 2006-2030 with many of the leases subject to renewal options.  Also included are nine leased showroom facilities totaling 88,000 square feet, which are in seven states and the District of Columbia.

The Company owns approximately 28,400 acres of land which includes land where various Company facilities reside, including approximately 27,700 acres generally for hardwood timber reserves, approximately 180 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities, and for possible future expansions), and approximately 30 acres in Post Falls, Idaho, where a manufacturing plant is located.  The Company leases approximately six acres of land in Laem Chabang, Thailand where it has an Electronics manufacturing facility, with the lease expiring in 2030.

Item 3 - Legal Proceedings

The Registrant and its subsidiaries are not parties to any material pending legal proceedings, other than ordinary routine litigation incidental to the business, which individually, or in aggregate, are not expected to be material.

Item 4 - Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2005.

Executive Officers of the Registrant

The executive officers of the Registrant as of August 31, 2005 are as follows:

(Age as of August 31, 2005)

Name	Age	Office and Area of Responsibility	Executive Officer Since

James C. Thyen	61	President, Chief Executive Officer, Director	1974
Douglas A. Habig	58	Chairman of the Board	1975
Robert F. Schneider	44	Executive Vice President, Chief Financial Officer, Treasurer	1992
Donald D. Charron	42	Executive Vice President, President-Kimball Electronics Group	1999
P. Daniel Miller	57	Executive Vice President, President-Furniture Brands Group	2000
J. Brent Elliott	47	Executive Vice President, President-flexcel	2001
Michelle R. Schroeder	40	Vice President, Corporate Controller (functioning as Principal Accounting Officer)	2003
Randall L. Catt	56	Executive Vice President, Human Resources	2004
John H. Kahle	48	Executive Vice President, General Counsel, Secretary	2004
Gary W. Schwartz	57	Executive Vice President, Chief Information Officer	2004

Executive officers are elected annually by the Board of Directors.  All of the executive officers unless otherwise noted have been employed by the Company for more than the past five years in the capacity shown or some other executive capacity.   J. Brent Elliott was employed with Ingersoll Rand from June 1980 to May 2000 most recently as President, Steelcraft Division and Group Controller, Door Hardware Group.  Michelle R. Schroeder was appointed to Vice President in December 2004 and Corporate Controller in August 2002, having previously served the Company as Assistant Corporate Controller and Director of Financial Analysis.

PART II

Item 5 - Market for Registrant's Common Equity, Related Share Owner Matters and Issuer Purchases of Equity Securities

Market Prices

The Company's Class B Common Stock trades on the National Association of Security Dealers Automated Quotation system (NASDAQ) Stock Market under the symbol: KBALB.   High and low price ranges by quarter for the last two fiscal years as quoted by the NASDAQ are as follows:

	2005		2004

	High	Low	High	Low

First Quarter	$14.90	$12.95	$15.98	$14.25
Second Quarter	$15.40	$12.99	$16.50	$14.41
Third Quarter	$15.40	$13.69	$17.55	$15.00
Fourth Quarter	$14.51	$11.22	$16.12	$13.03

There is no established public trading market for the Company's Class A Common Stock.  However, Class A shares are convertible on a one-for-one basis to Class B shares.

Dividends

There are no restrictions on the payment of dividends except charter provisions that require on a fiscal year basis, that shares of Class B Common Stock are entitled to an additional $0.02 per share dividend more than the dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock.  During fiscal year 2005 dividends declared were $24.4 million, or $0.62 per share on Class A Common Stock and $0.64 per share on Class B Common Stock.  Included in these figures are dividends computed and accrued on unvested Class A and Class B restricted share units, which will be paid by a conversion to the equivalent value of common shares after a specified vesting period.  Dividends by quarter for 2005 compared to 2004 are as follows:

	2005		2004

	Class A	Class B	Class A	Class B

First Quarter	$0.155	$0.16	$0.155	$0.16
Second Quarter	$0.155	$0.16	$0.155	$0.16
Third Quarter	$0.155	$0.16	$0.155	$0.16
Fourth Quarter	$0.155	$0.16	$0.155	$0.16

Total Dividends	$0.620	$0.64	$0.620	$0.64

Share Owners

On August 10, 2005, the Company's Class A Common Stock was owned by approximately 603 Share Owners of record and the Company's Class B Common Stock by approximately 1,948 Share Owners of record, of which approximately 313 also owned Class A Common Stock.

Issuer Purchases of Equity Securities

The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (April 1 - April 30, 2005)	--	--	--	2,000,000
Month #2 (May 1 - May 31, 2005)	--	--	--	2,000,000
Month #3 (June 1 - June 30, 2005)	--	--	--	2,000,000

Total	--	--	--

The share repurchase program previously authorized by the Board of Directors was announced on August 5, 2004.  The program allows for the repurchase of up to 2 million shares and will remain in effect until all shares authorized have been repurchased.

Item 6 - Selected Financial Data

	Year Ended June 30

	2005	2004	2003	2002	2001
(Amounts in Thousands, Except for Per Share Data)
Net Sales	$1,124,212	$1,120,725	$1,130,128	$1,152,559	$ 1,241,474

Income from Continuing Operations	$ 18,930	$ 24,634	$ 14,398	$ 37,831	$ 20,561

Earnings Per Share from Continuing Operations
Basic:
Class A	$0.49	$0.64	$0.37	$0.98	$0.52
Class B	$0.50	$0.65	$0.39	$1.00	$0.53

Diluted:
Class A	$0.48	$0.63	$0.37	$0.98	$0.51
Class B	$0.50	$0.65	$0.39	$1.00	$0.53

Total Assets	$ 600,540	$ 614,069	$ 615,644	$ 674,112	$ 678,984

Long-Term Debt, Less Current Maturities	$ 350	$ 395	$ 833	$ 2,291	$ 3,320

Cash Dividends Per Share:
Class A	$0.62	$0.62	$0.62	$0.62	$0.62
Class B	$0.64	$0.64	$0.64	$0.64	$0.64

The preceding table excludes all income statement activity of the discontinued operations.

Fiscal year 2005 income from continuing operations includes $0.3 million of after-tax restructuring expense (less than $0.01 per diluted share).

Fiscal year 2004 income from continuing operations includes $1.2 million ($0.03 per diluted share) of after-tax restructuring expenses and $1.3 million ($0.03 per diluted share) of after-tax income received as part of a Polish offset credit program for investments made in our Poland operations.

Fiscal year 2003 income from continuing operations includes $6.8 million ($0.17 per diluted share) of after-tax restructuring expenses.

Fiscal year 2002 income from continuing operations includes an $8.2 million after-tax gain ($0.22 per diluted share) from the sale of the Company's Boesendorfer subsidiary and after-tax expenses related to restructuring of $0.3 million ($0.01 per diluted share).

Fiscal year 2001 income from continuing operations includes $19.7 million ($0.51 per diluted share) of after-tax restructuring expenses.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Kimball International, Inc. provides a variety of products from its two business segments: the Furniture and Cabinets segment and the Electronic Contract Assemblies segment. The Furniture and Cabinets segment provides furniture for the office and hospitality industries, all sold under the Company's family of brand names. The Furniture and Cabinets segment also provides engineering and manufacturing services which utilize common production and support capabilities on a contract basis to customers in the residential furniture and cabinets, office furniture and retail infrastructure industries, as well as forest products. The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally.

Management currently considers the following events, trends and uncertainties to be most important to understanding its financial condition and operating performance:

  Competitive pricing continues to put pressure on the Company's operating margins in both segments, especially for suppliers of electronic contract assemblies to customers in the transportation industry.

  The nature of the contract electronics manufacturing industry is such that the start-up of new programs to replace departing customers or expiring programs occurs frequently and the new programs often carry lower margins.

  The success of the Electronic Contract Assemblies segment is dependent on the successful replacement of such customers or programs. Such changes usually occur gradually over time as old programs phase out of production while newer programs ramp up.

  Increased costs of several key components used in Furniture and Cabinets segment products, primarily commodities such as steel and wood composite sheet stock, are a continuous challenge. In turn, the Company has increased prices of certain end products which have been impacted by the commodity cost increases.

Results continue to be hindered by manufacturing inefficiencies at select contract furniture and cabinets operations.
  The Company is continually assessing excess capacity and developing plans to better utilize manufacturing operations.  As end markets dictate, certain operations with excess capacity have been exited with the remaining business transferred to other business units.

  The Company exited the branded residential furniture market and a veneer slicing operation during fiscal year 2005 as both were operating at a loss.  Management did not anticipate that either of these businesses would generate positive earnings in the foreseeable future.  The Company will focus its resources in the future on its core businesses.

  The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments, less short-term borrowings totaled $115 million at June 30, 2005 and the Company continued to generate positive operating cash flow to fund operations.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, a significant change in economic conditions, loss of key customers or suppliers, or similar unforeseen events.

Restructuring Expense

In June 2005, the Company announced a restructuring plan to consolidate its Mexican furniture and cabinets operations into one facility located in Juarez, Mexico resulting in the closure of its manufacturing facility in Mexicali, Mexico. The decision to consolidate the operations is a result of excess capacity. The consolidation is expected to be complete by December 31, 2005.

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

In June 2001, the Company's Board of Directors approved a plan to restructure certain operations to more closely align the Company's capabilities and capacities with changing market requirements and economic conditions as well as position the Company with a more competitive cost structure vital for overall long-term success. All actions related to the June 2001 restructuring plan were completed in fiscal year 2003.

The restructuring plans are discussed in further detail in Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements.

Discontinued Operations

During fiscal year 2005, the Company exited the branded residential furniture business which was part of the branded furniture product line within the Furniture and Cabinets segment. The exit plan, completed in fiscal year 2005, included discontinuing procurement of branded residential furniture, ending marketing and dealer activities, and selling remaining inventories. The Company had been incurring losses in its branded residential furniture business, in part due to the bankruptcy of a large customer, and did not anticipate that this business would generate positive earnings in the foreseeable future. Also during fiscal year 2005, the Company converted a forest products operation from a veneer slicing and warehousing facility to a lumber warehousing facility. Veneer slicing machinery and equipment and remaining veneer inventories were sold in fiscal year 2005. The cessation of these operations does not impact any of the remaining operations of the Company. The results of the veneer and branded residential furniture operations are reported as discontinued operations in the Company's Consolidated Financial Statements and all prior periods have been restated.

Financial results of the discontinued operations were as follows:

	Year Ended June 30

(Amounts in Thousands, Except for Per Share Data)	2005	2004	2003

Net Sales of Discontinued Operations	$ 21,639	$ 28,804	$ 25,007
Operating Loss of Discontinued Operations, net of tax	$ (2,655)	$ (2,949)	$ (8,804)
Gain on Sales of Assets of Discontinued Operations, net of tax	$ 313	$ 0	$ 0
Discontinued Operations Net Loss per Class B Diluted Share	$(0.06)	$ (0.08)	$ (0.24)

Note that the fiscal year 2003 after-tax loss of $8.8 million above included $4.9 million after-tax related to write-down of assets pursuant to a restructuring.

The following discussions exclude all income statement activity of the discontinued operations.

Fiscal Year 2005 Results of Operations
Financial Overview - Consolidated
Fiscal year 2005 consolidated net sales were $1.124 billion compared to fiscal year 2004 net sales of $1.121 billion.  Sales increased in the Company's Furniture and Cabinets segment and were flat in the Electronic Contract Assemblies segment. Fiscal year 2005 consolidated income from continuing operations was $18.9 million, or $0.50 per Class B diluted share, inclusive of $0.3 million, or less than $0.01 per Class B diluted share, of after-tax restructuring costs. Fiscal year 2004 consolidated income from continuing operations was $24.6 million, or $0.65 per Class B diluted share, inclusive of $1.2 million, or $0.03 per Class B diluted share, of after-tax restructuring costs.

The Company's fiscal year 2005 gross margin of 21.0% declined as compared to the fiscal year 2004 gross margin of 22.6%. Current fiscal year increased costs for steel, wood composite sheet stock and other commodities drove an increase in material costs as a percent of net sales compared to the prior fiscal year. New product introduction costs as well as a sales mix shift toward lower margin products within the Electronic Contract Assemblies segment also contributed to the gross margin decline. Price increases on select Furniture and Cabinets segment products and the exit of underperforming facilities as part of the previously executed restructuring activities helped to mitigate the gross margin decline. Also, the year-over-year consolidated gross margin comparison is impacted by a favorable adjustment to property taxes in the prior year. Consolidated selling, general and administrative (SG&A) expenses decreased in absolute dollars and as a percent of net sales from the prior fiscal year due to higher selling expenses being more than offset by lower administrative costs and lower incentive compensation costs which are linked to Company profitability.

Other income increased from fiscal year 2004 in part due to derivative gains, higher interest income and gains on sales of buildings and idle land. Fiscal year 2004 other income included $1.3 million, after-tax, relating to funds received as part of a Polish offset credit program for investments made in our Poland operations.

The fiscal year 2005 effective income tax rate decreased 12.2 percentage points as compared to fiscal year 2004, primarily due to the positive tax effect of the Company's foreign operations as a greater portion of income for fiscal year 2005 was generated by foreign operations which have a lower effective tax rate than the Company's domestic facilities.

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

The Furniture and Cabinets segment's net sales for fiscal year 2005 of $683.6 million increased over fiscal year 2004 net sales of $680.3 million as increased sales of branded furniture products and forest products more than offset the decreased sales of the contract furniture and cabinets product line. At June 30, 2005, open orders for the Furniture and Cabinets segment decreased 7% from open orders at June 30, 2004.

Fiscal year 2005 net sales of the Company's branded furniture products, which include office and hospitality furniture, totaled $520.0 million, a 2% increase from fiscal year 2004 net sales of $512.0 million as increased net sales of office furniture more than offset decreased net sales of hospitality furniture. The office furniture net sales increase was due to both increased sales volumes and price increases on select branded furniture products. The hospitality furniture decrease was primarily due to lower sales of custom product. Branded furniture products open orders at June 30, 2005 were flat with open orders at June 30, 2004.

Net sales of contract furniture and cabinets, which include residential furniture and cabinets, office furniture and retail infrastructure products, declined 9% to $110.8 million in fiscal year 2005 compared to $121.2 million in fiscal year 2004. The net sales decrease within this product line was primarily due to lower sales of residential furniture and cabinets. At June 30, 2005, open orders for the contract furniture and cabinets product line decreased 44% from open orders at June 30, 2004 primarily due to declining residential furniture and cabinets open orders.

Net sales in the forest products product line increased 12% in fiscal year 2005 to $52.9 million, compared to fiscal year 2004 net sales of $47.1 million. Net sales of logs and lumber increased in fiscal year 2005 on greater volumes of exporting to European and Asian countries in addition to price increases on select products during the current fiscal year. Open orders for forest products as of June 30, 2005 were 5% higher than open orders as of June 30, 2004.

The Furniture and Cabinets segment income from continuing operations was $4.9 million in fiscal year 2005, inclusive of after-tax restructuring charges of $0.3 million, compared to income from continuing operations of $3.4 million in fiscal year 2004, which included $1.1 million of after-tax restructuring charges. The fiscal year 2005 Furniture and Cabinets segment income from continuing operations was positively impacted by the exit of underperforming facilities related to the previously executed restructuring activities as well as higher sales volumes and price increases on select products within this segment. Fiscal year 2005 results were negatively impacted by higher freight expense in part attributable to rising fuel prices and higher prices on several key commodities such as steel and wood composite sheet stock which were only partially offset by price increases on select branded furniture products. In addition, manufacturing inefficiencies at select domestic contract manufacturing facilities hindered fiscal year 2005 results. The year-over-year comparison is also impacted by a favorable adjustment to property taxes in fiscal year 2004.

The forest products product line loss from continuing operations was less in fiscal year 2005 when compared to fiscal year 2004 primarily related to the increased sales volumes and price increases on select forest product offerings. Despite the year-over-year improvement, the fiscal year 2005 loss from continuing operations in the forest products product line, which totaled $2.7 million, or $0.07 per Class B diluted share, continues to affect overall segment profitability.

(See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for more information on restructuring charges.)

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, supply chain cost pressures and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are located on page 3.

Electronic Contract Assemblies Segment
Fiscal year 2005 Electronic Contract Assemblies segment net sales of $439.7 million were flat with fiscal year 2004 net sales of $439.3 million. Year-over-year electronic contract assembly sales increased to customers in the transportation, industrial control, and telecommunications industries and decreased to customers in the computer and medical industries. At June 30, 2005, open orders for the Electronic Contract Assemblies segment decreased 4% from open orders at June 30, 2004.

Electronic Contract Assemblies segment fiscal year 2005 income from continuing operations totaled $10.8 million which was a decline from the $18.4 million in fiscal year 2004. The decrease was primarily attributable to a decline in gross margin which was driven by tighter margins on products due to competitive pricing pressures, a sales mix shift among various products to those with lower margins, and higher new product introduction costs. Freight expense and depreciation expense were also both higher in fiscal year 2005 as compared to fiscal year 2004. Fiscal year 2005 earnings were positively impacted by lower taxes as a greater portion of income was generated during the current fiscal year by foreign operations which have a lower effective tax rate than the Company's domestic facilities. Fiscal year 2004 included $1.3 million of after-tax income relating to funds received as part of the Polish offset credit program for investments made in our Poland operations. Fiscal year 2004 Electronic Contract Assemblies segment earnings also benefited from favorable property tax reserve adjustments.

Included in this segment are sales to one customer, TRW Automotive, Inc., a full-service automotive supplier, which accounted for the following portions of consolidated net sales and Electronic Contract Assemblies segment net sales:

	Year Ended June 30

	2005	2004

As a percent of consolidated net sales	12%	14%
As a percent of Electronic Contract Assemblies segment net sales	30%	37%

The reduced percentages of segment and consolidated net sales were a result of certain TRW Automotive, Inc. products reaching end of life in addition to the Company's ongoing efforts to diversify its customer base. TRW Automotive, Inc. sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicle platforms, which partially mitigates the Company's exposure to this customer. During fiscal year 2005, the Company also began supplying electronic power steering products to TRW Automotive, Inc.

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

In July 2005, the Company signed a letter of intent to establish a manufacturing facility in Nanjing, China with operations to begin in the Autumn of 2006.  The Company is confident this new operation will become a strong complement to our existing operations in the United States, Mexico, Thailand and Poland.

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

Fiscal Year 2004 Results of Operations
Financial Overview - Consolidated
Fiscal year 2004 consolidated net sales of $1.121 billion decreased less than 1% from fiscal year 2003 net sales of $1.130 billion as decreased sales in the Company's Electronic Contract Assemblies segment more than offset increased sales in the Company's Furniture and Cabinets segment. Fiscal year 2004 consolidated income from continuing operations was $24.6 million, or $0.65 per Class B diluted share, inclusive of $1.2 million, or $0.03 per Class B diluted share, of after-tax restructuring costs. Fiscal year 2003 consolidated income from continuing operations was $14.4 million, or $0.39 per Class B diluted share, inclusive of after-tax restructuring costs of $6.8 million, or $0.17 per Class B diluted share.

Consolidated selling, general and administrative (SG&A) expenses decreased in absolute dollars and remained relatively flat as a percent of net sales in fiscal year 2004 when compared to fiscal year 2003. Fiscal year 2004 SG&A expenses were impacted by lower selling expenses which were partially offset by higher incentive compensation costs, which are linked to Company profitability. Other income increased from fiscal year 2003 primarily due to $1.3 million of after-tax income relating to funds received as part of a Polish offset credit program for investments made in our Poland operations. The Company could receive additional offset credits in future years, but at this time the availability of future offset credit program funds is uncertain thus management is unable to reasonably estimate the dollar amount of potential future credits. The preceding statement is forward-looking under the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties including, but not limited to, the qualification of the Company's future investment activity in the program, the availability of future funds, or similar unforeseen events.

The fiscal year 2004 effective income tax rate was 1.7 percentage points lower than the fiscal year 2003 effective income tax rate. The fiscal year 2004 effective income tax rate was less than the statutory income tax rate in the United States due to foreign income with the benefit of lower tax rates as well as tax benefits related to research and development activities and the donation of idled facilities.

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

The Furniture and Cabinets segment's net sales for fiscal year 2004 of $680.3 million increased 1% when compared to fiscal year 2003 net sales of $673.1 million as increased sales of branded furniture products and forest products more than offset the decreased sales of the contract furniture and cabinets product line.

Fiscal year 2004 net sales of the Company's branded furniture products, which include office and hospitality furniture, increased 3% from fiscal year 2003 due to an increase in net sales of office furniture. The net sales increase was due to an increase in sales volume, and to a lesser degree, a price increase on select branded furniture products. Branded furniture products open orders at June 30, 2004 were relatively flat with open orders at June 30, 2003.

Net sales of contract furniture and cabinets, which include residential furniture and cabinets, office furniture and retail infrastructure, declined 18% from fiscal year 2003. The net sales decrease within this product line was primarily due to residential furniture and cabinets experiencing a sales decline when compared to the prior year as per unit sales revenues were down due to customer design and product changes as well as continued customer pricing pressures. At June 30, 2004, open orders for the contract furniture and cabinets product line were 30% lower than open orders at June 30, 2003.

Net sales in the forest products product line increased 55% in fiscal year 2004, compared to fiscal year 2003. Net sales of lumber increased in fiscal year 2004 on greater volumes of exporting to European and Asian countries in addition to price increases on select lumber products during fiscal year 2004. Open orders for forest products as of June 30, 2004 were 82% higher than open orders as of June 30, 2003.

The Furniture and Cabinets segment income from continuing operations was $3.4 million in fiscal year 2004, inclusive of after-tax restructuring charges of $1.1 million, compared to the loss from continuing operations of $5.6 million realized in fiscal year 2003 which included $5.2 million of after-tax restructuring costs. The fiscal year 2004 Furniture and Cabinets segment earnings were positively impacted by the exit of underperforming facilities related to the restructuring activities that were initiated in fiscal year 2003 as well as higher sales volumes and gross margin improvements. Gross margin was favorably impacted by property tax reductions and ongoing cost reduction initiatives in fiscal year 2004 in addition to a price increase on select products within this segment. Partially offsetting the previously mentioned improvements, gross margin was negatively impacted by higher prices on several key commodities such as steel and wood composite sheet stock during the latter portion of fiscal year 2004.

Income from continuing operations improved in all product lines within this segment even when excluding the current and prior year restructuring charges. (See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for more information on restructuring charges.) The forest products product line realized less loss from continuing operations in fiscal year 2004 when compared to fiscal year 2003 primarily related to the increased sales volumes, a price increase on select forest product offerings, as well as the prior fiscal year restructuring charges. Despite the year-over-year improvement, the fiscal year 2004 loss from continuing operations in the forest products product line, which totaled $4.0 million, or $0.11 per Class B diluted share, continued to affect overall segment profitability.

Electronic Contract Assemblies Segment
Electronic Contract Assemblies segment net sales of $439.3 million for fiscal year 2004 declined 4% from net sales of $456.7 million for fiscal year 2003, as lower electronic assembly sales to customers in the computer and telecommunications industries more than offset sales increases to customers in the transportation and industrial control industries.

Electronic Contract Assemblies segment fiscal year 2004 income from continuing operations totaled $18.4 million as compared to fiscal year 2003 income from continuing operations of $16.5 million, which included $1.8 million of after-tax restructuring costs. Despite the lower sales volumes, fiscal year 2004 income from continuing operations increased from the prior year as fiscal year 2004 included $1.3 million after-tax income relating to funds received as part of the Polish offset credit program for investments made in our Poland operations and fiscal year 2003 income from continuing operations included restructuring costs. Electronic Contract Assemblies segment earnings benefited from property tax reductions in the current year but were negatively impacted by higher costs incurred for the development of future revenue-generating products. Gross margin, as a percent of sales, decreased in fiscal year 2004 from fiscal year 2003 primarily due to a shift in product mix to lower margin product.

Included in this segment were sales to one customer, TRW Automotive, Inc., a full-service automotive supplier, which accounted for the following portions of consolidated net sales and Electronic Contract Assemblies segment net sales:

	Year Ended June 30

	2004	2003

As a percent of consolidated net sales	14%	17%
As a percent of Electronic Contract Assemblies segment net sales	37%	43%

The reduced percentages of segment and consolidated net sales were a result of certain TRW Automotive, Inc. products reaching end of life in addition to the Company's ongoing efforts to diversify its customer base. TRW Automotive, Inc. sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicles, which partially mitigates the Company's exposure to a single customer.

The nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program matures and becomes established. This segment continued to experience margin pressures related to an overall excess capacity position in the electronics subcontracting services market and more specifically this segment's new customer and program diversification efforts.

Liquidity and Capital Resources

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings increased from $85 million at June 30, 2004 to $115 million at June 30, 2005. Based on accounting interpretations issued during the Company's 2005 fiscal year, the Company changed its classification of investments in auction rate securities, previously classified as cash and cash equivalents, to short-term investments for each of the periods presented in the accompanying consolidated balance sheets and statements of cash flows. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days. The Company had historically classified auction rate securities as cash and cash equivalents if the period between the interest rate resets was 90 days or less, which was based on our ability to either liquidate our holding or roll our investments over to the next reset period.

Working capital at June 30, 2005 was $204 million compared to working capital of $192 million at June 30, 2004. The current ratio was 2.4 at June 30, 2005 and 2.3 at June 30, 2004.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO) for fiscal year 2005 improved to 42.5 from 45.8 for fiscal year 2004. The Company defines DSO as the average of monthly accounts and notes receivable divided by one day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for fiscal year 2005 decreased to 50.5 from 51.1 for fiscal year 2004. The Company defines PDSOH as the average of the monthly gross inventory divided by one day's cost of sales.

Operating activities generated $65 million of cash flow in fiscal year 2005 compared to $69 million in fiscal year 2004. Net income, exclusive of non-cash charges, in fiscal year 2005 was the primary contributor to the operating cash flow in fiscal year 2005. The Company reinvested $34 million into capital investments for the future, including manufacturing equipment, long-haul tractors and trailers, timber rights, showroom refurbishments and improvements to the Company's information technology systems and solutions. The Company recently announced its intentions to invest in building an electronics manufacturing facility in Nanjing, China in fiscal year 2006.  The Company also expects to continue to invest in resources for leveraging new and improved enterprise-wide information technology systems and solutions. Current fiscal year investing activities include proceeds of $17 million from the sale of a Mexican facility. Subsequently, a portion of the facility has been leased by the Company for continuing operations at this location. Fiscal year 2005 financing cash flow activities included $24 million in dividend payments, which remained flat with fiscal year 2004.

The Company's $75 million revolving credit facility which expires in May 2009 allows for both issuances of letters of credit and cash borrowings. At June 30, 2005, the Company had $2.2 million of short-term borrowings outstanding under a separate foreign credit facility which is backed by the $75 million revolving credit facility. The Company issued an additional $2.2 million in letters of credit against the revolving credit facility, which reduces total availability to borrow to $70.6 million at June 30, 2005. At June 30, 2004, the Company had no short-term borrowings outstanding under its $75 million revolving credit facility. (See Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements for more information on the credit facility.)

The $75 million revolving credit facility also provides an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at June 30, 2005.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations and the availability of borrowing under the Company's revolving credit facility will be sufficient in fiscal year 2006 for working capital needs and for funding investments in the Company's future, including potential acquisitions. The Company's primary source of funds is its ability to generate cash from operations to meet its liquidity obligations, which could be affected by factors such as a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. The Company's secondary source of funds is its revolving credit facility, which is contingent on complying with certain debt covenants and the Company does not expect the covenants to limit or restrict its ability to borrow on the facility in fiscal year 2006. The Company anticipates maintaining a strong liquidity position for the 2006 fiscal year.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Contractual Obligations

The following table summarizes the Company's contractual obligations as of June 30, 2005.

	Payments due during fiscal years ending June 30,

(Amounts in Millions)	Total	2006	2007-2008	2009-2010	Thereafter

Recorded Contractual Obligations:
Long-Term Debt Obligations (a)	$ 0.3	$ 0	$ 0	$ 0	$ 0.3
Capital Lease Obligations (a)	0.1	0.1	0	0	0
Other Long-Term Liabilities Reflected on the Balance Sheet (b) (c) (d)	11.1	0.3	2.7	2.0	6.1

Unrecorded Contractual Obligations:
Operating Leases (d)	20.6	6.1	6.0	3.9	4.6
Purchase Obligations (e)	145.9	128.4	10.6	6.6	0.3

Total	$178.0	$134.9	$19.3	$12.5	$11.3

(a) Refer to Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements for more information regarding Long-Term Debt and Capital Lease Obligations.  The $0.1 million capital lease payments due in fiscal year 2006 are recorded as a current liability.

(b) The timing of payments of certain items included on the "Other Long-Term Liabilities Reflected on the Balance Sheet" line above is estimated based on the following assumptions:

  The timing of Supplemental Employee Retirement Plan payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants.
  The timing of warranty payments is estimated based on historical data.

(c) Excludes $12.5 million of long-term deferred taxes which are not tied to a contractual obligation.

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

Critical Accounting Policies

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. Kimball management overlays a fundamental philosophy of valuing its assets and liabilities in an appropriately conservative manner. A summary of Kimball's significant accounting policies is disclosed in Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of the Company's consolidated financial statements and are the policies that are most critical in the portrayal of the Company's financial position and results of operations. Management has discussed these critical accounting policies and estimates with the Audit Committee of the Company's Board of Directors and with the Company's independent registered public accounting firm.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At June 30, 2005 and June 30, 2004 the reserve for returns and allowances was $2.2 million and $3.3 million, respectively. Over the past two years, the returns and allowances reserve has been approximately 2% of gross trade receivables.
  Allowance for doubtful trade accounts receivable - Allowance for doubtful trade accounts receivable is generally based on a percentage of aged trade accounts receivable, where the percentage increases as the trade accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful trade accounts receivable at June 30, 2005 and 2004 was $1.9 million and $3.1 million, respectively, and over the past two years, this reserve has trended between approximately 1% and 4% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 50% and 54% of consolidated inventories in fiscal years 2005 and 2004, respectively, including approximately 86% and 87% of the Furniture and Cabinets segment inventories in fiscal years 2005 and 2004, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead-time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other component procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and actuarial analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2005 and 2004 the Company's accrued liabilities for self-insurance exposure were $8.0 million and $6.6 million, respectively, excluding immaterial amounts held in a voluntary employees' beneficiary association (VEBA) trust.

Income taxes - Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.  The Company evaluates the recoverability of its deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize its deferred tax assets.  If recovery is not likely, the Company provides a valuation allowance based on its best estimate of future taxable income in the various taxing jurisdictions and the amount of deferred taxes ultimately realizable.  Future events could change management's assessment.  In addition, the Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions.  These audits can involve complex issues, which may require an extended period of time to resolve.  However, the Company believes it has made adequate provision for income taxes for all years that are subject to audit.  As tax periods are closed, the provision is adjusted accordingly.  Additional information on income taxes is contained in Note 9 - Income Taxes of Notes to Consolidated Financial Statements.

New Accounting Standards

In June 2005, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6).  The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized, based on facts available as of the date of the business combination or purchase, over the shorter of the useful life of the assets or a term that includes renewals that are reasonably assured.  The EITF is effective for the Company's fiscal year 2006.  The Company does not believe that the adoption of EITF 05-6 will have a material effect on its financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections (FAS 154), which  requires the direct effects of voluntary accounting principle changes to be retrospectively applied to prior periods' financial statements.  The Statement does not change the transition provisions of any existing accounting pronouncements, but would apply in the unusual instance that a pronouncement does not include specific transition provisions.  FAS 154 maintains existing guidance with respect to accounting estimate changes and corrections of errors.  The Statement is effective for the Company beginning in fiscal year 2007.  Adoption is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47).  FIN 47 provides guidance relating to the identification and recognition of legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated.  The provisions of FIN 47 are effective as of June 30, 2006.  The Company does not expect the Interpretation to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued a revised SFAS No. 123, Share-Based Payment (FAS 123(R)).  FAS 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. In addition, in March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides supplemental implementation guidance on FAS 123(R), including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis, and several other issues.  The Company is required to adopt FAS 123(R) and SAB 107 in the first quarter of fiscal year 2006. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company's stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. However, other share-based awards such as restricted share units and performance shares are currently expensed under the present rules. The original FAS 123 requires footnote disclosure only of pro forma net income as if a fair-value-based method had been used.  The Company is evaluating the impact of FAS 123(R) and SAB 107 and will record non-cash stock compensation expense of unvested stock options outstanding beginning in the first quarter of fiscal year 2006.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (FAS 153) which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. The Company is required to adopt FAS 153 for nonmonetary asset exchanges occurring in the first quarter of fiscal year 2006 and its adoption is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from the Company's fiscal year 2006 through 2011. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In this Staff Position, the FASB states that the deduction should be accounted for as a special deduction, meaning that it should not reduce the Company's statutory rate but shall be recognized in the period when it is deductible on the Company's tax return. The Staff Position did not impact the financial position, results of operations or cash flows for the Company's fiscal year 2005.

In December 2004, the FASB issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations, subject to certain limitations. This Staff Position allows companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act.  As of June 30, 2005, the Company does not anticipate that earnings will be remitted to the United States during the effective period of this Act.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which adopts wording from the International Accounting Standards Board's IAS 2 Inventories in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in the first quarter of fiscal year 2006. Adoption is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In November 2004, the EITF reached a consensus on Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in Determining Whether to Report Discontinued Operations. In this consensus, the EITF provided guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated from the ongoing operations of the entity. This EITF was effective for the Company's quarter ending March 31, 2005. The EITF did not impact the Company's reporting of its discontinued operations.

In September 2004, the EITF reached a consensus on Issue No. 04-10, "Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131), in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." The EITF clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria of FAS 131, but also falls below the quantitative criteria that would dictate that the segment be reported separately. The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria of FAS 131. The EITF requires retroactive restatement to previous periods.  The Company is required to adopt EITF 04-10 beginning in the second quarter of fiscal year 2006, and adoption is not expected to materially impact the Company's financial position, results of operations or cash flows.

In March 2004, the FASB ratified the EITF's consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. The disclosure provisions of EITF 03-1 were effective beginning in fiscal year ended June 30, 2004, and are reported in the Company's Form 10-K.  In June 2005, the FASB decided to issue a staff position to replace recognition and measurement guidance of EITF 03-1 with references to existing other-than-temporary impairment guidance.  The Company currently evaluates investments for impairment using existing guidance; therefore the staff position is not expected to materially impact the Company's financial position, results of operations or cash flows.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk: As of June 30, 2005 and 2004, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $60 million and $45 million respectively.  These securities are classified as available-for-sale securities and are stated at market value with unrealized gains and losses recorded net of tax related effect as a component of Share Owners' Equity.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  A hypothetical 100 basis point increase in market interest rates from levels at June 30, 2005 and 2004 would cause the fair value of these short-term investments to decline by an immaterial amount.  Further information on short-term investments is provided in Note 12 - Short-Term Investments of Notes to Consolidated Financial Statements.

  Foreign Exchange Rate Risk: The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes.  The Company's risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures.  Derivatives are used only to manage underlying exposures of the Company and are not used in a speculative manner.  Further information on derivative financial instruments is provided in Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements.  The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates relative to its other financial instruments would not affect the fiscal year 2005 and 2004 consolidated operating results of the Company by a material amount.

Item 8 - Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Kimball International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting and for the preparation and integrity of the accompanying financial statements and other related information in this report.  The consolidated financial statements of the Company and its subsidiaries, including the footnotes, were prepared in accordance with accounting principles generally accepted in the United States of America and include judgements and estimates, which in the opinion of management are applied on an appropriately conservative basis.  The Company maintains a system of internal and disclosure controls intended to provide reasonable assurance that assets are safeguarded from loss or material misuse, transactions are authorized and recorded properly, and that the accounting records may be relied upon for the preparation of the financial statements.  This system is tested and evaluated regularly for adherence and effectiveness by employees who work within the internal control processes, by the Company's staff of internal auditors, as well as by the independent registered public accounting firm in connection with their annual audit.

The Audit Committee of the Board of Directors, which is comprised of directors who are not employees of the Company, meets regularly with management, the internal auditors and the independent registered public accounting firm to review the Company's financial policies and procedures, its internal control structure, the objectivity of its financial reporting, and the independence of the Company's independent registered public accounting firm.  The internal auditors and the independent registered public accounting firm have free and direct access to the Audit Committee, and they meet periodically, without management present, to discuss appropriate matters.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, conducted under the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that its internal control over financial reporting was effective as of June 30, 2005.

Management's assessment of the effectiveness of internal control over financial reporting as of June 30, 2005, was audited by Deloitte & Touche LLP, the Company's independent registered public accounting firm, as stated in their report which is included herein.

/s/ James C. Thyen

JAMES C. THYEN President, Chief Executive Officer
August 15, 2005

/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer
August 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Share Owners of Kimball International, Inc.:

We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the "Company") as of June 30, 2005 and 2004, and the related consolidated statements of income, share owners' equity and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP Indianapolis, Indiana August 16, 2005

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
(Amounts in Thousands, Except for Per Share Data)

	June 30, 2005	June 30, 2004

Assets
Current Assets:
Cash and cash equivalents	$ 57,253	$ 39,991
Short-term investments	60,270	45,491
Receivables, less allowances of $2,142 and $3,456, respectively	125,178	127,411
Inventories	87,531	92,531
Other	21,808	34,621

Total current assets	352,040	340,045

Property and Equipment, net of accumulated depreciation of $356,639 and $354,253, respectively	176,054	198,146
Capitalized Software, net of accumulated amortization of $43,415 and $36,823, respectively	37,273	41,059
Other Assets	35,173	34,819

Total Assets	$600,540	$614,069

Liabilities and Share Owners' Equity
Current Liabilities:
Current maturities of long-term debt	$ 49	$ 426
Accounts payable	87,049	89,907
Borrowings under credit facility	2,154	-0-
Dividends payable	6,420	6,131
Accrued expenses	52,700	51,334

Total current liabilities	148,372	147,798

Other Liabilities:
Long-term debt, less current maturities	350	395
Deferred income taxes and other	23,592	31,265

Total other liabilities	23,942	31,660

Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized 49,826,000 in 2005 and 2004 Shares issued 14,368,000 in 2005 and 2004	718	718
Class B - Shares authorized 100,000,000 in 2005 and 2004 Shares issued 28,657,000 in 2005 and 2004	1,433	1,433
Additional paid-in capital	4,625	6,063
Retained earnings	495,557	503,396
Accumulated other comprehensive income	901	1,622
Deferred stock-based compensation	(7,812)	(5,134)
Less: Treasury stock, at cost:
Class A - 377,000 shares (511,000 in 2004)	(5,610)	(7,989)
Class B - 3,881,000 shares (4,079,000 in 2004)	(61,586)	(65,498)

Total Share Owners' Equity	428,226	434,611

Total Liabilities and Share Owners' Equity	$600,540	$614,069

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)
	Year Ended June 30

	2005	2004	2003

Net Sales	$1,124,212	$1,120,725	$1,130,128

Cost of Sales	888,657	867,199	878,036

Gross Profit	235,555	253,526	252,092

Selling, General and Administrative Expenses	221,709	223,157	224,004

Restructuring Expense	448	3,359	13,349

Operating Income	13,398	27,010	14,739

Other Income (Expense): Interest income	2,111	1,399	1,981
Interest expense	(163)	(415)	(179)
Non-operating income	9,085	8,373	5,666
Non-operating expense	(1,659)	(1,607)	(1,409)

Other income, net	9,374	7,750	6,059

Income from Continuing Operations Before Taxes on Income	22,772	34,760	20,798

Provision for Income Taxes	3,842	10,126	6,400

Income from Continuing Operations	18,930	24,634	14,398
Loss from Operations of Discontinued Operations, Net of Tax	(2,655)	(2,949)	(8,804)
Gain on Disposal of Discontinued Operations, Net of Tax	313	-0-	-0-

Net Income	$ 16,588	$ 21,685	$ 5,594

Earnings Per Share of Common Stock
Basic Earnings Per Share from Continuing Operations:
Class A	$0.49	$0.64	$0.37
Class B	$0.50	$0.65	$0.39
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.48	$0.63	$0.37
Class B	$0.50	$0.65	$0.39
Basic Earnings Per Share:
Class A	$0.43	$0.56	$0.13
Class B	$0.44	$0.58	$0.15
Diluted Earnings Per Share:
Class A	$0.42	$0.55	$0.13
Class B	$0.44	$0.57	$0.15

Average Number of Shares Outstanding Basic:
Class A	13,576	13,696	13,786
Class B	24,565	24,405	24,278
Totals	38,141	38,101	38,064
Diluted:
Class A	13,711	13,807	13,786
Class B	24,648	24,500	24,299
Totals	38,359	38,307	38,085

See Notes to Consolidated Financial Statements                                                      27

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	Year Ended June 30

	2005	2004	2003

Cash Flows From Operating Activities:
Net income	$ 16,588	$ 21,685	$ 5,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,884	41,336	43,800
(Gain)/Loss on sales of assets, facilities and subsidiaries	(1,344)	(167)	217
Gain on disposal of discontinued operations	(520)	-0-	-0-
Restructuring and other	190	1,616	15,340
Deferred income tax and other deferred charges	(6,765)	3,160	(2,007)
Stock-based compensation	2,268	1,132	626
Change in current assets and liabilities:
Receivables	3,473	(826)	22,302
Inventories	5,000	(5,232)	11,483
Other current assets	6,675	(5,023)	(3,157)
Accounts payable	(2,935)	10,503	(24,900)
Accrued expenses	193	708	(12,743)

Net cash provided by operating activities	64,707	68,892	56,555

Cash Flows From Investing Activities:
Capital expenditures	(28,127)	(37,145)	(21,989)
Proceeds from sales of assets	3,757	2,626	5,645
Proceeds from sales of facilities/subsidiaries	17,520	1,502	5,381
Proceeds from disposal of discontinued operations	2,300	-0-	-0-
Purchase of capitalized software and other assets	(5,538)	(9,103)	(12,498)
Proceeds from cancellation of split-dollar life insurance policy	-0-	2,958	-0-
Purchases of available-for-sale securities	(42,741)	(37,134)	(56,036)
Sales and maturities of available-for-sale securities	27,793	31,503	69,109

Net cash used for investing activities	(25,036)	(44,793)	(10,388)

Cash Flows From Financing Activities:
Net change in short-term borrowings	2,154	-0-	-0-
Net change in long-term debt	(422)	(1,352)	(98)
Dividends paid to share owners	(24,136)	(24,106)	(24,079)
Other, net	(129)	(26)	477

Net cash used for financing activities	(22,533)	(25,484)	(23,700)

Effect of Exchange Rate Change on Cash and Cash Equivalents	124	85	162

Net Increase (Decrease) in Cash and Cash Equivalents	17,262	(1,300)	22,629

Cash and Cash Equivalents at Beginning of Year	39,991	41,291	18,662

Cash and Cash Equivalents at End of Year	$ 57,253	$ 39,991	$ 41,291

Total Cash, Cash Equivalents and Short-Term Investments:
Cash and cash equivalents	$ 57,253	$ 39,991	$ 41,291
Short-term investments	60,270	45,491	40,729

Totals	$ 117,523	$ 85,482	$ 82,020

See Notes to Consolidated Financial Statements
28

KIMBALL INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY (Amounts in Thousands, Except for Share Data)
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Stock-Based Compensation	Treasury Stock	Total Share Owners' Equity
	Common Stock
	Class A	Class B

Amounts at June 30, 2002	$ 718	$1,433	$7,752	$524,418	$ 604	-0-	$(82,437)	$452,488
Comprehensive income:
Net income				5,594				5,594
Net change in unrealized gains and losses on securities					(77)			(77)
Foreign currency translation adjustment					1,116			1,116
Net change in derivative gains and losses					(360)			(360)

Comprehensive income								6,273

Treasury stock activity (24,000 shares)			(119)				457	338
Net exchanges of shares of Class A and Class B common stock (44,000 shares)			(411)				411	--
Performance share issuance (26,000 shares)			(115)				519	404
Dividends declared:
Class A ($0.62 per share)				(8,548)				(8,548)
Class B ($0.64 per share)				(15,539)				(15,539)

Amounts at June 30, 2003	$ 718	$1,433	$7,107	$505,925	$1,283	-0-	$(81,050)	$435,416
Comprehensive income:
Net income				21,685				21,685
Net change in unrealized gains and losses on securities					(564)			(564)
Foreign currency translation adjustment					58			58
Net change in derivative gains and losses					845			845

Comprehensive income								22,024

Treasury stock activity (15,000 shares)			(69)				308	239
Net exchanges of shares of Class A and Class B common stock (147,000 shares)			(871)				871	-0-
Restricted share unit grant, net of forfeitures (324,000 shares)			(407)			(5,599)	6,006	-0-
Compensation expense related to stock incentive plans			400			465		865
Exercise of stock options and performance share issuance (20,000 shares)			(97)				378	281
Dividends declared:
Class A ($0.62 per share)				(8,556)				(8,556)
Class B ($0.64 per share)				(15,658)				(15,658)

Amounts at June 30, 2004	$ 718	$1,433	$6,063	$503,396	$1,622	$(5,134)	$(73,487)	$434,611
Comprehensive income:
Net income				16,588				16,588
Net change in unrealized gains and losses on securities					(79)			(79)
Foreign currency translation adjustment					(5)			(5)
Net change in derivative gains and losses					(637)			(637)

Comprehensive income								15,867

Treasury stock activity (17,000 shares)			(67)				314	247
Net exchanges of shares of Class A and Class B common stock (121,000 shares)			(646)				646	-0-
Restricted share unit grant, net of forfeitures (293,000 shares)			(667)			(4,151)	4,802	(16)
Compensation expense related to stock incentive plans			549			1,473		2,022
Performance share issuance (22,000 shares)			(607)				529	(78)
Dividends declared:
Class A ($0.62 per share)				(8,628)				(8,628)
Class B ($0.64 per share)				(15,799)				(15,799)

Amounts at June 30, 2005	$ 718	$1,433	$4,625	$495,557	$ 901	$(7,812)	$(67,196)	$428,226

See Notes to Consolidated Financial Statements
29

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

  Cash, Cash Equivalents and Short-Term Investments: Cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the time of acquisition.  Cash equivalents are stated at cost, which approximates market value.  Short-term investments consist primarily of municipal bonds, U.S. Government securities and auction rate securities with maturities exceeding three months at the time of acquisition.  Available-for-sale securities are stated at market value, with unrealized gains and losses excluded from net income and recorded net of related tax effect in Accumulated Other Comprehensive Income, as a component of Share Owners' Equity.

  Inventories: Inventories are stated at the lower of cost or market value.  Cost includes material, labor and applicable manufacturing overhead and is determined using the last-in, first-out (LIFO) method for approximately 50% and 54% of consolidated inventories in 2005 and 2004, respectively.  Cost of the remaining inventories is determined using the first-in, first-out (FIFO) method.  Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory.

  Property, Equipment and Depreciation: Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided over the estimated useful life of the assets using the straight-line method for financial reporting purposes.  Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.  Maintenance, repairs and minor renewals and betterments are expensed; major improvements are capitalized.

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

  Goodwill and Purchased Intangible Assets: In accordance with Statement of Financial Accounting Standards No. 142 (FAS 142), goodwill is no longer amortized, but is tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired.  The Company has no intangible assets with indefinite useful lives.  Other purchased intangible assets are amortized on a straight-line basis over an estimated useful life of 5 years.  Purchased intangible assets consist of licenses and rights to produce and sell certain products.  Purchased intangible assets net of accumulated amortization totaled, in thousands, $70 and $212 at June 30, 2005 and 2004, respectively.  During fiscal year 2005, 2004 and 2003, the Company recorded, in thousands, $142, $466 and $741 of amortization expense on intangible assets, respectively.  The Company estimates intangible amortization expense to be, in thousands, $42 and $28 for each of the two years ending June 30, 2007, respectively, and zero thereafter.  In addition, at both June 30, 2005 and 2004, the Company had, in thousands, $2,166 of goodwill.

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

  Research and Development: The costs of research and development are expensed as incurred.  These costs were approximately, in millions, $18.5 in 2005, $16.5 in 2004, and $17.6 in 2003.

  Advertising:  Advertising costs are expensed as incurred except for direct-response advertising.  The Company considers the cost of catalog advertising to be direct-response advertising and therefore recognizes the expense over the period of time that the catalog will be in use, typically a twelve month period.  Advertising costs, included in selling, general and administrative expenses were, in millions, $5.3, $5.9 and $7.1, in fiscal years 2005, 2004 and 2003, respectively.  The Company had, in millions, $0.2 and $0.4 of direct-response advertising capitalized as of June 30, 2005 and 2004, respectively.

  Insurance and Self-insurance: The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements.  The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and actuarial analyses, which are based on historical information along with certain assumptions about future events.  Approximately 68% of the workforce is covered under self-insured medical and short-term disability plans.

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

  Off-Balance Sheet Risk and Concentration of Credit Risk: The Company has business and credit risks concentrated in the electronic transportation and furniture industries.  One customer, TRW Automotive, Inc., represented 23% and 19% of consolidated accounts receivable at June 30, 2005 and 2004, respectively.  The Company currently does not foresee a credit risk associated with these receivables.  The Company's off-balance sheet arrangements are limited to guarantees which are contingent on the future performance of another entity as described in Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.  The Company has no investments in or relationships with variable interest entities.

  Foreign Currency Translation: The Company uses the U.S. dollar predominately as its functional currency.  Foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary assets and liabilities (primarily property and equipment) and equity, which are remeasured at historical exchange rates.  Revenue and expenses are remeasured at the weighted average exchange rate during the year, except for expenses related to nonmonetary assets and liabilities, which are remeasured at historical exchange rates.  Gains and losses from foreign currency remeasurement are reported in the Other Income (Expense) line of the Consolidated Statements of Income.

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

  Reclassifications:  Certain prior year information has been reclassified to conform to the current year presentation.  The Company changed its classification of investments in auction rate securities, previously classified as cash and cash equivalents, to short-term investments for each of the periods presented in the accompanying consolidated balance sheets and statements of cash flows.  Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days.  Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days.  The Company had historically classified auction rate securities as cash and cash equivalents if the period between the interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investments over to the next reset period. Based on recent accounting interpretations, the Company reevaluated the classification of these investments considering the maturity dates associated with the underlying bonds and as a result, reclassified $14,950,000 and $10,000,000 of auction rate securities held at June 30, 2004 and 2003, respectively, from cash and cash equivalents to short-term investments.  As of June 30, 2005, the Company has $28,125,000 of auction rate securities classified as short-term investments.  All auction rate securities are available for sale and are reported at fair value.  In addition to the balance sheet reclassification, the Company has made corresponding adjustments to the accompanying statement of cash flows to reflect the gross purchases and sales of these securities as investing activities.  These reclassifications had no impact on the results of operations of the Company.

The Company also changed its classification of income from wood by-products, previously shown in non-operating income, to net sales for each of the periods presented in the accompanying consolidated statements of income.  Amounts reclassified in fiscal year 2004 and 2003 were, in millions, $0.9 and $0.4, respectively.  In fiscal year 2005, the Company had $1.0 million of wood by-products recorded as net sales.

  Pre-Production Costs and Tooling:  Pre-production design and development costs related to long-term supply arrangements in which a customer contractually guarantees reimbursement are capitalized.  Pre-production design and development costs are expensed as incurred if no contractual guarantees are provided.  The Company had $0 and $0.3 million of pre-production costs which are recoverable from customers capitalized as of June 30, 2005 and 2004, respectively.  The Company capitalizes the cost of tooling which it owns or which it has a noncancelable right to use during a supply arrangement.  As of June 30, 2005 and 2004, respectively, the Company had $3.0 million and $1.7 million of Company-owned tooling costs capitalized, and $0.8 million and $0.6 million of customer-owned tooling costs capitalized.

  Stock-Based Compensation: The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options has been recognized in income.  The Company's stock-based employee compensation plans are described in Note 8 - Stock Compensation Plans of Notes to Consolidated Financial Statements.  The Company has adopted the disclosure provisions of FASB Statement 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  The table below illustrates the effect on income from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The Company recognizes expense associated with restricted share units, performance shares and unrestricted share grants, which compensate employees with common stock.  Compensation expense is recognized over each award's service period, the period during which an employee is required to provide service in exchange for an award.  At the end of the service period, the award is vested and is eligible for issuance.  The Company's stock-based compensation plans allow early vesting when an employee reaches retirement age and ceases continuous service.  For employees reaching retirement age during the vesting period, an evaluation of each employee's expected retirement date is made, and the accrual of compensation expense is accelerated if necessary.  Awards granted after June 30, 2005, under the recently issued FASB Statement 123(R), Share-Based Payment, will require acceleration of compensation expense through an employee's retirement age, whether or not the employee is expected to cease continuous service on that date.  If the new provisions of FAS 123(R) had been in effect for current awards, compensation expense including the pro forma effect of stock options, net of tax, would have been $0.4, $0.2 and $0.1 million higher during the fiscal years ended 2005, 2004 and 2003, respectively.

	Year Ended June 30

	2005	2004	2003

(Amounts in Thousands, Except for Per Share Data)
Income from Continuing Operations, as reported	$18,930	$24,634	$14,398
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,229	624	159
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	1,726	1,567	2,003

Pro Forma Income from Continuing Operations	$18,433	$23,691	$12,554

Earnings Per Share:
As reported:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.49	$0.64	$0.37
Class B	$0.50	$0.65	$0.39
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.48	$0.63	$0.37
Class B	$0.50	$0.65	$0.39

Pro Forma:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.48	$0.61	$0.32
Class B	$0.49	$0.63	$0.34
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.47	$0.61	$0.32
Class B	$0.49	$0.63	$0.34

There were no stock option grants awarded in fiscal year 2005.   The fair value at the date of the grant of options awarded in fiscal year 2004 and 2003 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: historical volatility of 49.5% in 2004 and 43.8% in 2003; risk-free interest rates of 2.7% in 2004 and 4.0% in 2003; historical average dividend growth of 0.0% in 2004 and 5.6% in 2003; and an estimated stock option life of 3.5 years for 2004 and 7.5 years for 2003.  The volatility and dividend growth are based on historical trends and should not be construed as a guarantee of actual future trends.  Using these assumptions, the weighted average fair value at date of grant for options granted during the years ended June 30, 2004 and 2003 was $4.50 and $4.24 per option, respectively.

  New Accounting Standards:  In June 2005, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6).  The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized, based on facts available as of the date of the business combination or purchase, over the shorter of the useful life of the assets or a term that includes renewals that are reasonably assured.  The EITF is effective for the Company's fiscal year 2006.  The Company does not believe that the adoption of EITF 05-6 will have a material effect on its financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections (FAS 154), which  requires the direct effects of voluntary accounting principle changes to be retrospectively applied to prior periods' financial statements.  The Statement does not change the transition provisions of any existing accounting pronouncements, but would apply in the unusual instance that a pronouncement does not include specific transition provisions.  FAS 154 maintains existing guidance with respect to accounting estimate changes and corrections of errors.  The Statement is effective for the Company beginning in fiscal year 2007.  Adoption is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47).  FIN 47 provides guidance relating to the identification and recognition of legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated.  The provisions of FIN 47 are effective as of June 30, 2006.  The Company does not expect the Interpretation to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued a revised SFAS No. 123, Share-Based Payment (FAS 123(R)).  FAS 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. In addition, in March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides supplemental implementation guidance on FAS 123(R), including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis, and several other issues.  The Company is required to adopt FAS 123(R) and SAB 107 in the first quarter of fiscal year 2006. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company's stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. However, other share-based awards such as restricted share units and performance shares are currently expensed under the present rules. The original FAS 123 requires footnote disclosure only of pro forma net income as if a fair-value-based method had been used.  The Company is evaluating the impact of FAS 123(R) and SAB 107 and will record non-cash stock compensation expense of unvested stock options outstanding beginning in the first quarter of fiscal year 2006.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (FAS 153) which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. The Company is required to adopt FAS 153 for nonmonetary asset exchanges occurring in the first quarter of fiscal year 2006 and its adoption is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from the Company's fiscal year 2006 through 2011. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In this Staff Position, the FASB states that the deduction should be accounted for as a special deduction, meaning that it should not reduce the Company's statutory rate but shall be recognized in the period when it is deductible on the Company's tax return. The Staff Position did not impact the financial position, results of operations or cash flows for the Company's fiscal year 2005.

In December 2004, the FASB issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations, subject to certain limitations. This Staff Position allows companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act.  As of June 30, 2005, the Company does not anticipate that earnings will be remitted to the United States during the effective period of this Act.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which adopts wording from the International Accounting Standards Board's IAS 2 Inventories in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in the first quarter of fiscal year 2006. Adoption is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In November 2004, the EITF reached a consensus on Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in Determining Whether to Report Discontinued Operations. In this consensus, the EITF provided guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated from the ongoing operations of the entity. This EITF was effective for the Company's quarter ending March 31, 2005. The EITF did not impact the Company's reporting of its discontinued operations.

In September 2004, the EITF reached a consensus on Issue No. 04-10, "Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131), in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." The EITF clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria of FAS 131, but also falls below the quantitative criteria that would dictate that the segment be reported separately. The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria of FAS 131. The EITF requires retroactive restatement to previous periods.  The Company is required to adopt EITF 04-10 beginning in the second quarter of fiscal year 2006, and adoption is not expected to materially impact the Company's financial position, results of operations or cash flows.

In March 2004, the FASB ratified the EITF's consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. The disclosure provisions of EITF 03-1 were effective beginning in fiscal year ended June 30, 2004, and are reported in the Company's Form 10-K.  In June 2005, the FASB decided to issue a staff position to replace recognition and measurement guidance of EITF 03-1 with references to existing other-than-temporary impairment guidance.  The Company currently evaluates investments for impairment using existing guidance; therefore the staff position is not expected to materially impact the Company's financial position, results of operations or cash flows.

Note 2    Dispositions

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

Additional disclosures related to discontinued operations are provided in Note 18 - Discontinued Operations.

Note 3    Inventories

Inventories are valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 50% and 54% of consolidated inventories in 2005 and 2004, respectively, including approximately 86% and 87% of the Furniture and Cabinets segment inventories in 2005 and 2004, respectively.  The Electronic Contract Assemblies segment inventories and the remaining inventories in the Furniture and Cabinets segment are valued using the lower of first-in, first-out (FIFO) cost or market value.

Had the FIFO method been used for all inventories, income from continuing operations would have been $0.7 million higher in 2005, $0.1 million higher in 2004 and $1.1 million higher in 2003, and net income including the effect of discontinued operations would have been $0.4 million lower in 2005, $0.5 million higher in 2004 and $0.9 million higher in 2003.  Additionally, inventories would have been, in millions, $21.1 and $21.9 higher at June 30, 2005 and 2004, respectively, if the FIFO method had been used.  Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased income from continuing operations by an immaterial amount in 2005, $0.1 million in 2004 and $0.1 million in 2003.  LIFO liquidations increased net income, including the effect of discontinued operations, by $2.9 million in 2005, $0.1 million in 2004 and $0.1 million in 2003.

Inventory components at June 30 are as follows:

	2005	2004

(Amounts in Thousands)
Finished products	$30,525	$33,989
Work-in-process	13,969	15,666
Raw materials	43,037	42,876

Total inventory	$87,531	$92,531

Note 4    Property and Equipment

Major classes of property and equipment at June 30 consist of the following:

	2005	2004

(Amounts in Thousands)
Land	$ 5,324	$ 6,752
Buildings and improvements	171,347	190,819
Machinery and equipment	345,864	339,803
Construction-in-progress	10,158	15,025

Total	$532,693	$552,399
Less: Accumulated depreciation	(356,639)	(354,253)

Property and equipment, net	$176,054	$198,146

The useful lives used in computing depreciation are based on the Company's estimate of the service life of the classes of property, as follows:

Years

Buildings and improvements	5 to 50
Machinery and equipment	2 to 20
Leasehold improvements	Lesser of Useful Life or Term of Lease

Depreciation and amortization of property and equipment for continuing operations, including asset write-downs associated with the Company's restructuring plans, totaled, in millions, $32.8 for 2005, $33.8 for 2004 and $38.3 for 2003.

Note 5    Commitments and Contingent Liabilities

Leases:

Operating leases for continuing operations for certain office, showroom, warehouse and manufacturing facilities, land and equipment, which expire from fiscal year 2006 to 2030, contain provisions under which minimum annual lease payments are, in millions, $6.1, $3.2, $2.8, $2.7, and $1.2 for the five years ended June 30, 2010, respectively, and aggregate $4.6 million from fiscal year 2011 to the expiration of the leases in fiscal year 2030.  The Company is obligated under certain real estate leases to maintain the properties and pay real estate taxes.  Total rental expenses for continuing operations amounted to, in millions, $8.4, $8.1, and $8.8 in 2005, 2004 and 2003, respectively.

Guarantees:

As of June 30, 2005, the Company has guarantees issued which are contingent on the future performance of another entity.  The guarantees include customer lease financing with recourse, whereby the Company may become liable to a third party leasing company if the customer defaults on their lease, guarantees of third party dealer facility leases and bank loans, whereby the Company may become liable if the dealer defaults on a lease or bank loan, and guarantees associated with subleases, whereby the Company may be responsible for lease commitments if the sublessee defaults.  At the inception of a guarantee, the Company recognizes a liability for obligations the Company may incur if specified triggering events or conditions occur.  The liability is recorded at fair value which is estimated based on various factors including risk that the Company may have to perform under a guarantee, and ability to recover against payments made on a guarantee.  The maximum potential liability and carrying amount recorded for these guarantees is immaterial to the Company's financial position.

Product Warranties:

The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered.  Management may adjust the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual during fiscal years 2005 and 2004 were as follows:

(Amounts in Thousands)	2005	2004

Product Warranty Liability at the beginning of the year	$ 3,578	$ 5,011
Accrual for warranties issued	1,563	1,665
Accruals related to pre-existing warranties (including changes in estimates)	378	(1,170)
Settlements made (in cash or in kind)	(1,866)	(1,928)

Product Warranty Liability at the end of the year	$ 3,653	$ 3,578

Note 6    Long-Term Debt and Credit Facility

Long-term debt consists of long-term notes payable and capitalized leases.  Aggregate maturities of long-term debt for the next five years are, in thousands, $49, $11, $9, $10, and $10, respectively, and aggregate $310 thereafter.  Interest rates range from 3.735% to 9.25%.  Interest paid was immaterial in each of the three years ended June 30, 2005.  Based upon borrowing rates currently available to the Company, the fair value of the Company's debt approximates the carrying value.

The Company maintains a five year revolving credit facility which expires in May 2009 and provides for up to $75 million in borrowings, with an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent.  The Company uses this facility for acquisitions and general corporate purposes.  A commitment fee is payable on the unused portion of the credit facility and was immaterial to the Company's operating results for fiscal years 2005, 2004 and 2003.  The interest rate applicable to borrowings under the agreement is based on the London Interbank Offered Rate (LIBOR) plus a margin.  The Company is in compliance with debt covenants requiring it to maintain certain debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions.

At June 30, 2005, the Company had $2.2 million of short-term borrowings outstanding under a separate foreign credit facility which is backed by the $75 million revolving credit facility.  The interest rate applicable to borrowings under the separate foreign credit facility is charged at 0.75% per annum over the Singapore Interbank Money Market Offered Rate (SIBOR).  The Company issued an additional $2.2 million in letters of credit against the revolving credit facility, which reduces total availability to borrow to $70.6 million at June 30, 2005.  At June 30, 2004, the Company had no short-term borrowings outstanding under its $75 million revolving credit facility.

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

Company contributions are based on a percent of net income as defined in the plans; the percent of contribution is determined by the Board of Directors up to specific maximum limits.  Total contributions to the retirement plans for 2005, 2004 and 2003 were approximately, in millions, $1.3, $2.0, and $2.5, respectively.

Employees of certain foreign subsidiaries are covered by local pension or retirement plans.  Annual expense and accumulated benefits of these foreign plans are not material to the consolidated financial statements.

Note 8    Stock Compensation Plans

On August 19, 2003, the Board of Directors adopted the 2003 Stock Option and Incentive Plan, which was approved by the Company's Share Owners on October 21, 2003.  Under this plan, 2,500,000 shares of Common Stock were reserved for restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units and stock appreciation rights for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees.  The 2003 Stock Option and Incentive Plan is a 10 year plan.  The number of employees participating in the plan was 111 in fiscal year 2005.

The Company has issued restricted share units to officers and other key employees under this plan.  The restricted share units vest in 5 years.  In fiscal year 2005, 313,125 restricted share units were granted to officers and key employees with a weighted average grant date value of $14.25.  As of June 30, 2005, 614,375 restricted share units were outstanding with a weighted average grant date value of $15.76.  Compensation cost charged against income was, in thousands, $1,473, $465 and $0 in fiscal years 2005, 2004 and 2003, respectively.

During fiscal year 2005, the Company's officers earned 42,246 performance shares.  The shares vested on June 30, 2005 at a weighted average per share value of $13.37.  During fiscal years 2005, 2004 and 2003, compensation cost charged against income was, in thousands, $549, $428 and $288, respectively.

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

Stock options are priced at the fair market value of the stock at the date of grant.  Options granted under the plans generally are exercisable from six months to five years after the date of grant and expire five to ten years after the date of grant.  Stock options are forfeited when employment terminates, except in case of retirement, death or permanent disability.  The Company has elected to continue to follow the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related Interpretations; accordingly, no compensation cost has been reflected in the financial statements for its stock options.  See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for the pro forma income from continuing operations effect if compensation cost of stock options had been recognized in the financial statements under the fair value method of Statement of Financial Accounting Standards No. 123.

Stock option transactions under the plans were as follows:

	Number of Shares	Weighted Average Exercise Price

Options outstanding June 30, 2002	2,943,716	$17.26

Granted	841,319	15.06
Exercised	--	--
Forfeited	(466,093)	16.96
Expired	(305,306)	21.81
Options outstanding June 30, 2003	3,013,636	$16.23

Granted	2,059	15.29
Exercised	(6,684)	15.24
Forfeited	(254,315)	16.78
Expired	(141,912)	18.27
Options outstanding June 30, 2004	2,612,784	$16.06

Granted	--	--
Exercised	--	--
Forfeited	(147,550)	16.02
Expired	(147,834)	19.52
Options outstanding June 30, 2005	2,317,400	$15.84

Shares available for future issuance under the 2003 Stock Option and Incentive Plan	1,836,855

Following is a status of options outstanding at June 30, 2005:

	Outstanding Options			Exercisable Options

Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$11.00-$16.00	1,587,220	7 years	$15.14	898,298	$15.19
$16.00-$22.00	730,180	2 years	17.37	730,180	17.37

Total	2,317,400	5 years	$15.84	1,628,478	$16.17

Note 9    Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Income tax benefits associated with net operating losses expire from fiscal year 2010 to 2025.  A valuation reserve was provided as of June 30, 2005 and 2004 for deferred tax assets relating to certain foreign and state net operating losses and certain state tax abatement programs.

The components of the deferred tax assets and liabilities as of June 30, 2005 and 2004, were as follows:

	2005	2004

(Amounts in Thousands)
Deferred Tax Assets:
Receivables	$ 1,680	$ 2,868
Inventory	492	2,822
Employee benefits	3,815	3,217
Deferred compensation	5,701	6,164
Restricted share units	595	186
Other current liabilities	1,861	2,418
Warranty reserve	1,457	1,427
Credit carryforwards	3,296	1,523
Restructuring	--	91
Goodwill	697	881
Charitable contribution carryforward	2,760	2,793
Net operating loss carryforward	2,739	2,054
Miscellaneous	1,192	1,872
Valuation Allowance	(3,429)	(2,597)

Total asset	$22,856	$25,719

Deferred Tax Liabilities:
Property & equipment	$19,172	$21,305
Capitalized software	2,319	3,648
Miscellaneous	739	901

Total liability	$22,230	$25,854

The components of income from continuing operations before taxes on income are as follows:

	Year Ended June 30

	2005	2004	2003

(Amounts in Thousands)
United States	$ 6,412	$18,887	$16,822
Foreign	16,360	15,873	3,976

Total income from continuing operations before income taxes on income	$22,772	$34,760	$20,798

The provision for income taxes is composed of the following items:

	Year Ended June 30

	2005	2004	2003

(Amounts in Thousands)
Currently Payable:
Federal	$ 1,238	$ 416	$ 3,634
Foreign	3,739	4,213	1,507
State	345	1,450	1,475

Total current	5,322	6,079	6,616

Deferred Taxes:
Federal	(333)	3,600	245
Foreign	(1,393)	619	(282)
State	246	(172)	(179)

Total deferred	(1,480)	4,047	(216)

Total provision for income taxes	$ 3,842	$ 10,126	$ 6,400

A reconciliation of the statutory U.S. income tax rate to the Company's effective income tax rate follows:

	Year Ended June 30

	2005		2004		2003

	Amount	%	Amount	%	Amount	%
(Amounts in Thousands)
Tax computed at U.S. statutory rate	$ 7,970	35.0%	$ 12,166	35.0%	$ 7,279	35.0%
State income taxes, net of federal income tax benefit	384	1.7	831	2.4	843	4.1
Foreign tax effect	(3,380)	(14.8)	(723)	(2.1)	(166)	(0.8)
Tax-exempt interest income	(420)	(1.8)	(320)	(0.9)	(488)	(2.3)
Sale of subsidiary	--	--	--	--	(124)	(0.6)
Donation of appreciated assets	(23)	(0.1)	(796)	(2.3)	(686)	(3.3)
Research Credit	(265)	(1.2)	(948)	(2.7)	(397)	(1.9)
Other - net	(424)	(1.9)	(84)	(0.3)	139	0.6

Total provision for income taxes	$ 3,842	16.9%	$ 10,126	29.1%	$ 6,400	30.8%

Cash payments for income taxes, net of refunds, were in thousands, $1,226, $6,480 and $8,251 in 2005, 2004 and 2003, respectively.

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

The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. The maximum length of time the Company had hedged its exposure to the variability in future cash flows was 7 months and 11 months as of the years ended June 30, 2005 and 2004, respectively. For derivative instruments that are designated and qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income, a component of Share Owners' Equity, and are subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other income or expense immediately.

The fair value of derivative financial instruments recorded on the balance sheet as of June 30, 2005 and 2004 was, in thousands, $123 and $635, recorded in other current assets, and $261 and $0, recorded in other current liabilities, respectively. Derivative gains (losses), on a pre-tax basis, were, in thousands, $3,022, ($68), and $30, in fiscal year 2005, 2004, and 2003, respectively. Derivative gains and losses are reported in the Non-Operating Income line of the Consolidated Statements of Income, and the Net Income line of the Consolidated Statements of Cash Flows. The Company estimates that, in thousands, $156 of pre-tax derivative losses deferred in accumulated other comprehensive income will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next fiscal year ending June 30, 2006.

Note 12    Short-Term Investments

The Company's short-term investment portfolio consists of available-for-sale securities, primarily government and municipal obligations and auction rate securities.  These securities are reported at fair value, which is estimated based upon the quoted market values of those, or similar instruments.  Carrying costs reflect the original purchase price, with discounts and premiums amortized over the life of the security.  Government and municipal obligations mature within a five year period.  Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals which provides the Company the option to liquidate our holdings or roll our investments over to the next reset period.

	June 30

	2005	2004
(Amounts in Thousands)
Carrying cost	$60,458	$45,510
Unrealized holding gains	25	194
Unrealized holding losses	(176)	(213)
Other-than-temporary impairment	(37)	--

Fair Value (1)	$60,270	$45,491

(1) The fair value and unrealized loss for investments which have been in a continuous unrealized loss position for less than 12 months total, in thousands, $17,718 and ($119), respectively, as of June 30, 2005.  The fair value and unrealized loss for investments which have been in a continuous unrealized loss position for 12 months or longer total, in thousands, $4,673 and ($78), respectively, as of June 30, 2005.  The Company has the ability to hold these investments and expects unrealized losses to be recoverable, and therefore, the Company does not consider these investments to be other-than-temporarily impaired.  In reaching the conclusion that investments are not impaired, the Company considered the severity of loss, the credit quality of the instrument in relation to its yield, and the fact that the value of the debt investments is driven by interest rate fluctuations.

Proceeds from sales of available-for-sale securities were, in thousands, $19,384, $31,513, and $43,390 for the years ended June 30, 2005, 2004, and 2003, respectively.  Gross realized gains and losses on the sale of available-for-sale securities at June 30, 2005 were, in thousands, $139 and ($41) respectively, compared to gross realized gains and losses of, in thousands, $337 and ($24) respectively, at June 30, 2004 and $414 and ($6) respectively, at June 30, 2003.  The cost was determined on each individual security in computing the realized gains and losses.

The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees.  The SERP is structured as a rabbi trust and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.  The Company recognizes SERP investment assets on the balance sheet at current fair value.  A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants.  The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income.  Adjustments made to revalue the SERP liability are also recognized in income and exactly offset valuation adjustments on SERP investment assets.  The change in net unrealized holding gains and losses at June 30, 2005, 2004 and 2003 was, in thousands, $1,250, $826 and ($229), respectively.  SERP asset and liability balances were as follows:

	June 30

	2005	2004
(Amounts in Thousands)
SERP investment - current asset	$ 381	$ 2,815
SERP investment - other long-term asset	9,136	7,455

Total SERP investment	$ 9,517	$ 10,270

SERP obligation - current liability	$ 381	$ 2,815
SERP obligation - other long-term liability	9,136	7,455

Total SERP obligation	$ 9,517	$ 10,270

Note 13    Accrued Expenses

Accrued expenses at June 30 consisted of:

	2005	2004

(Amounts in Thousands)
Taxes	$ 4,782	$ 3,723
Compensation	22,978	25,797
Retirement plan	1,225	1,944
Insurance	9,250	7,901
Other expenses	14,465	11,969

Total accrued expenses	$52,700	$51,334

Note 14   Segment and Geographic Area Information

Management organizes the Company into segments based upon differences in products and services offered in each segment.  The segments and their principal products and services are as follows:

The Furniture and Cabinets segment manufactures furniture for the office and hospitality industries, sold under the Company's family of brand names.  The Furniture and Cabinets segment also provides engineering and manufacturing services which utilize common production and support capabilities on a contract basis to customers in the residential furniture and cabinets, office furniture and retail infrastructure industries, as well as forest products.  Intersegment sales are insignificant.

The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally.  The Company's focus is on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications.  The Company currently sells primarily to customers in the transportation, industrial controls and medical industries.  Intersegment sales are insignificant.  Included in the Electronic Contract Assemblies segment are sales to one customer, TRW Automotive, Inc., totaling in millions, $129.7, $162.2 and $196.7 in fiscal years 2005, 2004 and 2003, respectively, representing 12%, 14% and 17% of consolidated net sales, respectively, for such periods.

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

The Company evaluates segment performance based upon several financial measures, although the two most common include economic profit, which incorporates a segment's cost of capital when evaluating financial performance, and income from continuing operations.  Income from continuing operations is reported for each segment as it is the measure most consistent with the measurement principles used in the Company's consolidated financial statements.

	At or For the Year Ended June 30, 2005

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$683,644	$439,696	$ 872	$1,124,212
Depreciation and Amortization	23,541	18,268	--	41,809
Interest Income	--	--	2,111	2,111
Interest Expense	12	43	108	163
Provision for Income Taxes	2,024	1,090	728	3,842
Income from Continuing Operations (1)	4,918	10,753	3,259	18,930
Total Assets	301,827	207,068	91,645	600,540
Capital Expenditures	17,405	10,722	--	28,127

	At or For the Year Ended June 30, 2004

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$680,280	$439,309	$ 1,136	$1,120,725
Depreciation and Amortization	25,322	15,837	--	41,159
Interest Income	--	--	1,399	1,399
Interest Expense	58	7	350	415
Provision (Benefit) for Income Taxes	1,664	8,505	(43)	10,126
Income from Continuing Operations (2)	3,367	18,365	2,902	24,634
Total Assets	334,111	200,287	79,671	614,069
Capital Expenditures	14,399	22,746	--	37,145

	At or For the Year Ended June 30, 2003

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$673,087	$456,719	$ 322	$1,130,128
Depreciation and Amortization	32,125	11,284	--	43,409
Interest Income	--	--	1,981	1,981
Interest Expense	116	15	48	179
Provision (Benefit) for Income Taxes	(4,647)	9,541	1,506	6,400
Income (Loss) from Continuing Operations (3)	(5,592)	16,470	3,520	14,398
Total Assets	347,379	186,266	81,999	615,644
Capital Expenditures	13,368	8,621	--	21,989

(1) Includes consolidated after-tax restructuring charges of $0.3 million in fiscal year 2005 primarily within the Furniture and Cabinets segment.  See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for further discussion.

(2) Includes consolidated after-tax restructuring charges of $1.2 million in fiscal year 2004.  On a segment basis, the Furniture and Cabinets segment recorded a $1.1 million restructuring charge, and Unallocated Corporate recorded a $0.1 million restructuring charge.  See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for further discussion.  Also includes $1.3 million of after-tax income received as part of a Polish offset credit program for investments made in our Poland operations within the Electronic Contract Assemblies segment.

(3) Includes consolidated after-tax restructuring charges of $6.8 million in fiscal year 2003.  On a segment basis, the Furniture and Cabinets segment recorded $5.2 million of restructuring charges, the Electronic Contract Assemblies segment recorded a $1.8 million restructuring charge, and Unallocated Corporate recorded $0.2 million of restructuring income.  See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for further discussion.

Sales by Product Line

The Furniture and Cabinets segment produces and sells a broad range of similar products and services. Net sales to external customers by product line within the Furniture and Cabinets segment were as follows:

	Year Ended June 30

	2005	2004	2003
(Amounts in Thousands)
Net Sales:
Furniture and Cabinets
Branded Furniture	$520,007	$511,968	$495,176
Contract Furniture and Cabinets	110,785	121,246	147,592
Forest Products	52,852	47,066	30,319

Total	$683,644	$680,280	$673,087

Geographic Area

The following geographic area data includes net sales based on product shipment destination and long-lived assets based on physical location.  Long-lived assets include property and equipment and other long-term assets such as software.

	At or For the Year Ended June 30

	2005	2004	2003
(Amounts in Thousands)
Net Sales:
United States	$ 941,162	$1,003,265	$1,045,513
Foreign	183,050	117,460	84,615

Total net sales	$1,124,212	$1,120,725	$1,130,128

Long-Lived Assets:
United States	$ 203,541	$ 213,331	$ 224,069
Foreign	30,850	48,221	38,270

Total long-lived assets	$ 234,391	$ 261,552	$ 262,339

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

EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Year Ended	Year Ended	Year Ended
June 30, 2005	June 30, 2004	June 30, 2003

(Amounts in Thousands, Except for Per Share Data)	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Basic Earnings Per Share from Continuing Operations:
Dividends Declared	$ 8,628	$ 15,799	$ 24,427	$ 8,556	$ 15,658	$ 24,214	$ 8,548	$ 15,539	$ 24,087
Undistributed Earnings (Loss)	(1,957)	(3,540)	(5,497)	151	269	420	(3,509)	(6,180)	(9,689)

Income from Continuing Operations	$ 6,671	$ 12,259	$ 18,930	$ 8,707	$ 15,927	$ 24,634	$ 5,039	$ 9,359	$ 14,398

Average Basic Shares Outstanding	13,576	24,565	38,141	13,696	24,405	38,101	13,786	24,278	38,064

Basic Earnings Per Share from Continuing Operations	$0.49	$0.50		$0.64	$0.65		$0.37	$0.39

Diluted Earnings Per Share from Continuing Operations:
Dividends Declared and Assumed Dividends on Dilutive Shares	$ 8,628	$ 15,835	$ 24,463	$ 8,556	$ 15,686	$ 24,242	$ 8,548	$ 15,553	$ 24,101
Undistributed Earnings (Loss)	(1,979)	(3,554)	(5,533)	141	251	392	(3,512)	(6,191)	(9,703)

Income from Continuing Operations	$ 6,649	$ 12,281	$ 18,930	$ 8,697	$ 15,937	$ 24,634	$ 5,036	$ 9,362	$ 14,398

Average Diluted Shares Outstanding	13,711	24,648	38,359	13,807	24,500	38,307	13,786	24,299	38,085

Diluted Earnings Per Share from Continuing Operations	$0.48	$0.50		$0.63	$0.65		$0.37	$0.39

Reconciliation of Basic and Diluted EPS from Continuing Operations Calculations:
Income from Continuing Operations Used for Basic EPS Calculation	$ 6,671	$ 12,259	$ 18,930	$ 8,707	$ 15,927	$ 24,634	$ 5,039	$ 9,359	$ 14,398

Assumed Dividends Payable on Dilutive Shares:
Stock options	--	--	--	--	13	13	--	--	--
Performance share awards	--	36	36	--	15	15	--	14	14

Reduction of Undistributed Earnings - allocated based on Class A and Class B shares	(22)	(14)	(36)	(10)	(18)	(28)	(3)	(11)	(14)

Income from Continuing Operations Used for Diluted EPS Calculation	$ 6,649	$ 12,281	$ 18,930	$ 8,697	$ 15,937	$ 24,634	$ 5,036	$ 9,362	$ 14,398

Average Shares Outstanding for Basic EPS Calculation	13,576	24,565	38,141	13,696	24,405	38,101	13,786	24,278	38,064

Dilutive Effect of Average Outstanding:
Stock options	--	--	--	--	21	21	--	--	--
Performance share awards	--	57	57	--	24	24	--	21	21
Restricted share units	135	26	161	111	50	161	--	--	--

Average Shares Outstanding for Diluted EPS Calculation	13,711	24,648	38,359	13,807	24,500	38,307	13,786	24,299	38,085

EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS
Year Ended	Year Ended	Year Ended
June 30, 2005	June 30, 2004	June 30, 2003

Basic:
Class A	$(0.06)	$(0.08)	$(0.24)
Class B	$(0.06)	$(0.07)	$(0.24)
Diluted:
Class A	$(0.06)	$(0.08)	$(0.24)
Class B	$(0.06)	$(0.08)	$(0.24)

EARNINGS PER SHARE (INCLUDING DISCONTINUED OPERATIONS)
Year Ended	Year Ended	Year Ended
June 30, 2005	June 30, 2004	June 30, 2003

(Amounts in Thousands, Except for Per Share Data)	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Basic Earnings Per Share:
Dividends Declared	$ 8,628	$ 15,799	$ 24,427	$ 8,556	$ 15,658	$ 24,214	$ 8,548	$ 15,539	$ 24,087
Undistributed Earnings (Loss)	(2,790)	(5,049)	(7,839)	(909)	(1,620)	(2,529)	(6,698)	(11,795)	(18,493)

Net Income	$ 5,838	$ 10,750	$ 16,588	$ 7,647	$14,038	$21,685	$ 1,850	$ 3,744	$ 5,594

Average Basic Shares Outstanding	13,576	24,565	38,141	13,696	24,405	38,101	13,786	24,278	38,064

Basic Earnings Per Share	$0.43	$0.44		$0.56	$0.58		$0.13	$0.15

Diluted Earnings Per Share:
Dividends Declared and Assumed Dividends on Dilutive Shares	$ 8,628	$ 15,835	$ 24,463	$ 8,556	$15,686	$24,242	$ 8,548	$15,553	$24,101
Undistributed Earnings (Loss)	(2,815)	(5,060)	(7,875)	(922)	(1,635)	(2,557)	(6,699)	(11,808)	(18,507)

Net Income	$ 5,813	$ 10,775	$16,588	$ 7,634	$14,051	$21,685	$ 1,849	$ 3,745	$ 5,594

Average Diluted Shares Outstanding	13,711	24,648	38,359	13,807	24,500	38,307	13,786	24,299	38,085

Diluted Earnings Per Share	$0.42	$0.44		$0.55	$0.57		$0.13	$0.15

Included in dividends declared for the basic and diluted earnings per share computation are dividends computed and accrued on unvested Class A and Class B restricted share units, which will be paid by a conversion to the equivalent value of common shares after a vesting period.

In fiscal year 2005, all 2,435,000 stock options outstanding were antidilutive and were excluded from the dilutive calculation. In fiscal year 2004, 1,082,000 out of 2,738,000 stock options outstanding were antidilutive and were excluded from the dilutive calculation.  In fiscal year 2003, all 3,073,000 stock options outstanding were antidilutive and were excluded from the dilutive calculation.

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

	Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustments	Net Change in Unrealized Gains and Losses on Securities (1)	Net Change in Derivative Gains/Losses (2)	Accumulated Other Comprehensive Income
(Amounts in Thousands)
Balance at June 30, 2002	$ (54)	$ 629	$ 29	$ 604

Current year change	1,116	(77)	(360)	679
Balance at June 30, 2003	1,062	552	(331)	1,283

Current year change	58	(564)	845	339
Balance at June 30, 2004	1,120	(12)	514	1,622

Current year change	(5)	(79)	(637)	(721)
Balance at June 30, 2005	$1,115	$ (91)	$ (123)	$ 901

(1) Net of tax expense/(benefit), in thousands, of ($53), ($304) and ($41) for fiscal year 2005, 2004 and 2003, respectively.

(2) Net of tax expense/(benefit), in thousands, of $(154), $274 and ($153) for fiscal year 2005, 2004 and 2003, respectively.

Note 17   Restructuring Expense

Restructuring:

During the fourth quarter of fiscal year 2005, the Company announced a plan to consolidate its Mexican contract furniture and cabinets operations into one facility located in Juarez, Mexico, resulting in the closure of its manufacturing facility in Mexicali, Mexico.  The plan includes termination of leases, aligning personnel costs and the write-down of impaired assets.  The Company estimates total pre-tax restructuring charges under the plan to approximate $4.4 million.  Approximately $3.7 million is expected to be cash expenditures while the remaining $0.7 million is expected to be non-cash charges.  Activities outlined in the restructuring plan began in the fourth quarter of fiscal year 2005 and are expected to be substantially complete by December 31, 2005.

During the second quarter of fiscal year 2003, the Company announced incremental cost scaling actions to more closely align its operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity within both of the Company's segments.  Overall scaling actions included the consolidation of capabilities and operations, selling and/or exiting redundant facilities, aligning personnel costs and adjusting assets associated with scaling actions to their current fair values.  Activities outlined in the restructuring plan began in the second quarter of fiscal year 2003 and were completed in the first quarter of fiscal year 2005.

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

The Company accounts for restructuring cost in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Restructuring charges are included in the Restructuring Expense line item on the Company's Consolidated Statements of Income.

  Fiscal Year 2005 Restructuring Charges

As a result of the fiscal year 2003 and 2005 restructuring plans, the Company recognized pre-tax restructuring expense of $0.4 million in fiscal year 2005, primarily within the Furniture and Cabinets segment.  Included in the restructuring charge is $0.2 million for asset write-downs and $0.2 million for plant closure and other exit costs.

  Fiscal Year 2004 Restructuring Charges

The Company recognized consolidated pre-tax restructuring expense of $3.4 million in fiscal year 2004 related to the restructuring plan announced in fiscal year 2003.  Included in the restructuring charge was $1.6 million for asset write-downs, $0.1 million for employee transition and other employee costs, and $1.7 million for plant closure and other exit costs.  On a segment basis, within the Furniture and Cabinets segment, the Company recorded pre-tax restructuring charges of $1.8 million primarily related to asset write-downs, and plant closure and other exit costs, and Unallocated Corporate recorded $1.6 million of pre-tax restructuring charges, primarily related to asset write-downs.

  Fiscal Year 2003 Restructuring Charges

As a result of the fiscal year 2001 and 2003 restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $13.3 million in fiscal year 2003.  Included in the restructuring charge was $7.3 million for asset write-downs, $2.5 million for employee transition and other employee costs, and $3.5 million for plant closure and other exit costs.  On a segment basis, within the Furniture & Cabinets segment, the Company recorded pre-tax restructuring charges of $9.5 million, primarily related to asset write-downs, employee transition costs and plant closure and other exit costs. Within the Electronic Contract Assemblies segment, the Company recorded pre-tax restructuring charges of $4.1 million, primarily related to asset write-downs. During fiscal year 2003, $0.3 million of pre-tax restructuring income related to the sale of an asset was recorded in Unallocated Corporate.

  Reserves -- At June 30, 2005, a total of $0.1 million of restructuring liabilities related to the fiscal 2005 restructuring plan remained on the Consolidated Balance Sheet as shown below. The restructuring charge, utilization and cash paid to date, and ending reserve balances at June 30, 2005 were as follows:

(Amounts in Thousands)	Transition and Other Employee Costs	Asset and Goodwill Write-downs	Plant Closure and Other Exit Costs	Total

Reserve June 30, 2002	$ --	$ --	$ 2,624	$ 2,624

Amounts Charged - Cash	2,521	--	2,703	5,224
Amounts Charged - Non-Cash	--	7,300	766	8,066

Subtotal	2,521	7,300	3,469	13,290
Amounts Utilized / Cash Paid	(2,504)	(7,300)	(5,577)	(15,381)
Amounts Adjusted	--	--	59	59

Reserve June 30, 2003	$ 17	$ --	$ 575	$ 592

Amounts Charged - Cash	113	--	1,439	1,552
Amounts Charged - Non-Cash	--	1,616	--	1,616

Subtotal	113	1,616	1,439	3,168
Amounts Utilized / Cash Paid	(113)	(1,616)	(1,995)	(3,724)
Amounts Adjusted	(17)	--	208	191

Reserve June 30, 2004	$ --	$ --	$ 227	$ 227

Amounts Charged - Cash	53	--	205	258
Amounts Charged - Non-Cash	--	190	--	190

Subtotal	53	190	205	448
Amounts Utilized / Cash Paid	--	(190)	(432)	(622)

Reserve June 30, 2005	$ 53	$ --	$ --	$ 53

In total, the Company has recognized pre-tax charges of $0.1 million related to the restructuring plan announced in fiscal year 2005, pre-tax charges of $16.6 million relating to the restructuring plan announced in fiscal year 2003, and $26.9 million relating to the restructuring plan announced in fiscal year 2001.  These actions have reduced the Company's total cost structure through reduced employee costs, manufacturing process costs and facility costs. A portion of the savings is being redeployed into strategic initiatives designed to accelerate top-line revenue growth and quality and efficiency improvements.

Note 18    Discontinued Operations

On January 17, 2005, the Company announced its decision to exit the branded residential furniture business, which was part of the branded furniture product line within the Furniture and Cabinets segment.  The exit plan included discontinuing procurement of branded residential furniture, ending marketing and dealer activities, and selling remaining inventories.  The branded residential furniture operation had no long-lived assets.  In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the branded residential furniture business has been classified as a discontinued operation.  As of June 30, 2005, all branded residential furniture inventory had been sold.

On October 12, 2004, the Company announced a plan to exit its veneer slicing operation, which was part of the forest products product line within the Furniture and Cabinets segment.  The plan included the sale of veneer slicing machinery and equipment, conversion of a veneer slicing and warehousing facility to a lumber warehousing facility, and the sale of remaining veneer inventories.  In accordance with FAS 144, the veneer slicing operation has been classified as a discontinued operation.  During the quarter ended December 31, 2004, veneer slicing and warehousing operations ceased.  All held for sale veneer slicing machinery and equipment was sold for cash proceeds of $2.3 million, resulting in an after-tax gain of $0.3 million.  The veneer slicing and warehousing facility has been converted and is now functioning as a lumber warehousing facility.  As of June 30, 2005, all veneer inventory had been sold.

Operating results and the gain on sale of the discontinued operations were as follows:

	Year Ended June 30

(Amounts in Thousands)	2005	2004	2003

Net Sales of Discontinued Operations	$ 21,639	$ 28,804	$ 25,007

Operating Loss of Discontinued Operations	$ (4,413)	$ (4,927)	$(14,365)
Benefit (Provision) for Income Taxes	1,758	1,978	5,561

Loss from Operations of Discontinued Operations, Net of Tax	$ (2,655)	$ (2,949)	$ (8,804)

Gain on Disposal of Discontinued Operations	$ 520	$ --	$ --
Benefit (Provision) for Income Taxes	(207)	--	--

Gain on Disposal of Discontinued Operations, Net of Tax	$ 313	$ --	$ --

Note 19    Quarterly Financial Information (Unaudited)

Quarterly financial information is summarized as follows:
	Three Months Ended
	September 30	December 31	March 31	June 30

(Amounts in Thousands, Except for Per Share Data)
2005:
Net Sales	$278,193	$290,286	$275,883	$279,850
Gross Profit	58,905	61,922	54,882	59,846
Income from Continuing Operations	5,642	7,158	2,482	3,648
Net Income	5,015	6,116	1,319	4,138
Basic Earnings Per Share from Continuing Operations:
Class A	$0.15	$0.19	$0.06	$0.10
Class B	$0.15	$0.19	$0.07	$0.10
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.14	$0.18	$0.06	$0.09
Class B	$0.15	$0.19	$0.07	$0.10
Basic Earnings Per Share:
Class A	$0.13	$0.16	$0.03	$0.11
Class B	$0.13	$0.16	$0.03	$0.11
Diluted Earnings Per Share:
Class A	$0.13	$0.16	$0.03	$0.10
Class B	$0.13	$0.16	$0.04	$0.11

2004:
Net Sales	$267,473	$294,352	$278,209	$280,691
Gross Profit	61,121	65,764	60,362	66,279
Income from Continuing Operations	3,804	7,459	4,784	8,587
Net Income	3,078	6,604	4,367	7,636
Basic Earnings Per Share from Continuing Operations:
Class A	$0.10	$0.19	$0.12	$0.22
Class B	$0.10	$0.20	$0.13	$0.23
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.10	$0.19	$0.12	$0.22
Class B	$0.10	$0.20	$0.13	$0.23
Basic Earnings Per Share:
Class A	$0.08	$0.17	$0.11	$0.20
Class B	$0.08	$0.18	$0.12	$0.20
Diluted Earnings Per Share:
Class A	$0.08	$0.17	$0.11	$0.20
Class B	$0.08	$0.17	$0.12	$0.20

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2005, have concluded that the Company's disclosure controls and procedures were effective.

(b)    Management's report on internal control over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this report.  The Company's independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting.  Management's report and the independent registered public accounting firm's attestation report are included in the Company's Consolidated Financial Statements under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

(c)    Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B - Other Information

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors

The information required by this item with respect to Directors is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 18, 2005 under the caption "Election of Directors."

Audit Committee

The information required by this item with respect to the Audit Committee and its financial expert is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 18, 2005 under the caption "Information Concerning the Board of Directors and Committees."

Executive Officers of the Registrant

The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I and is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 18, 2005 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance".

Code of Ethics

The Company has a code of ethics that applies to all employees of the Registrant, including the Chief Executive Officer, Chief Financial Officer and the Principal Accounting Officer.  The code of ethics is posted on the Company's website at www.ir.kimball.com.  It is the Company's intention to disclose any amendments to the code of ethics on this website.  In addition, any waivers of the code of ethics for directors or executive officers of the Company will be disclosed in a Current Report on Form 8-K.

Item 11 - Executive Compensation

The information required by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 18, 2005 under the captions - "Information Concerning the Board of Directors and Committees"; "Compensation of Executive Officers"; and "Compensation Committee Report on Executive Compensation."

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters

Security Ownership

The information required by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 18, 2005 under the caption "Share Ownership Information."

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the Company's equity compensation plans as of June 30, 2005:

	Number of Securities to be Issued Upon Exercise of Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)

Equity compensation plans approved by Share Owners	2,317,400 (1)	$15.84	1,836,855 (2)

Equity compensation plans not approved by Share Owners	--	--	--

Total	2,317,400	$15.84	1,836,855

(1) Shares issuable upon exercise of the Company's stock options are Class B Common Stock.  No Class A shares are available upon exercise of stock options.

(2) Includes 1,836,855 Class A and Class B shares available for issuance as restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units and stock appreciation rights under the Company's 2003 Stock Option and Incentive Plan. No shares remain available for issuance under the Company's prior stock option plans.

Item 13 - Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 18, 2005 under the caption "Certain Transactions".

Item 14 - Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 18, 2005 under the caption "Relationship with Independent Public Accountants."

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Report:

    (1)  Financial Statements:

    (2)  Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2005	57

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

    (3)  Exhibits

See the Index of Exhibits on page 58 for a list of the exhibits filed or incorporated herein as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer August 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ James C. Thyen

JAMES C. THYEN
President, Chief Executive Officer August 22, 2005

/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer August 22, 2005

/s/ Michelle R. Schroeder

MICHELLE R. SCHROEDER Vice President, Corporate Controller (functioning as Principal Accounting Officer) August 22, 2005

Signature	Signature

Ronald J. Thyen *	Douglas A. Habig *

RONALD J. THYEN	DOUGLAS A. HABIG
Director	Director

John T. Thyen *	James C. Thyen *

JOHN T. THYEN	JAMES C. THYEN
Director	Director

Christine M. Vujovich *	Jack R. Wentworth *

CHRISTINE M. VUJOVICH	JACK R. WENTWORTH
Director	Director

Alan B. Graf, Jr. *	Brian K. Habig *

ALAN B. GRAF, JR.	BRIAN K. HABIG
Director	Director

Polly B. Kawalek *	Geoffrey L. Stringer *

POLLY B. KAWALEK	GEOFFREY L. STRINGER
Director	Director

Gary P. Critser *

GARY P. CRITSER
Director

*  The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date

August 22, 2005	/s/ John B. Habig

JOHN B. HABIG
Director

August 23, 2005	/s/ Harry W. Bowman

HARRY W. BOWMAN
Director
Individually and as Attorneys-In-Fact

KIMBALL INTERNATIONAL, INC.

Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Expense	Charged to Other Accounts	Write-offs and Recoveries	Balance at End of Year

(Amounts in Thousands)
Year Ended June 30, 2005
Valuation Allowances:
Allowance for Doubtful Accounts	$4,149	$ 391	$ 19	$(2,417)	$2,142
Deferred Tax Asset	$2,597	$ 832	--	--	$3,429

Year Ended June 30, 2004
Valuation Allowances:
Allowance for Doubtful Accounts	$6,276	$1,555	$ 96	$(3,778)	$4,149
Deferred Tax Asset	$1,948	$ 649	--	--	$2,597

Year Ended June 30, 2003
Valuation Allowances:
Allowance for Doubtful Accounts	$5,515	$1,491	$(239)	$ (491)	$6,276
Deferred Tax Asset	$1,085	$ 863	--	--	$1,948

KIMBALL INTERNATIONAL, INC.

INDEX OF EXHIBITS

Exhibit No.	Description

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2002)
3(b)	Restated By-laws of the Company (Incorporated by reference to exhibit 3(b) in the Company's Form 8-K filed October 19, 2004)
10(a)*	Summary of Director and Named Executive Officer Compensation
10(b)*	Supplemental Bonus Plan (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2004)
10(c)*	2003 Stock Option and Incentive Plan (Incorporated by reference to the Company's Annual Proxy Statement filed September 10, 2003)
10(d)*	Supplemental Employee Retirement Plan (Incorporated by reference to exhibit 10.1 in the Company's Form 8-K filed February 11, 2005)
10(e)*	1996 Stock Incentive Program (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2001)
10(f)*	1996 Director Stock Compensation and Option Plan (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2001)
10(g)*	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to exhibit 10.1 in the Company's Form 8-K/A filed January 24, 2005)
10(h)*	Form of Performance Share Award Agreement (Incorporated by reference to exhibit 10.1 in the Company's Form 8-K filed September 16, 2004)
10(i)*	Property Management Services Agreement (director's management contract) (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2003)
10(j)	Credit Agreement (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2004)
11	Computation of Earnings Per Share (Incorporated by reference to Note 15 - Earnings Per Share of Notes to Consolidated Financial Statements)
21	Significant Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* = constitutes management contract or compensatory arrangement