Form 10-Q
period 2005-09-30
KIMBALL INTERNATIONAL INC
filed 2005-11-03
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The number of shares outstanding of the Registrant's common stock as of October 19, 2005 were:
Class A Common Stock - 13,483,356 shares
Class B Common Stock - 24,706,889 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited) September 30, 2005	June 30, 2005

Assets
Current Assets:
Cash and cash equivalents	$ 49,172	$ 57,253
Short-term investments	62,403	60,270
Receivables, less allowances of $2,131 and $2,142, respectively	131,199	125,178
Inventories	73,178	87,531
Assets held for sale	35,812	-0-
Other	22,866	21,808

Total current assets	374,630	352,040
Property and Equipment - net of accumulated depreciation of $324,572 and $356,639, respectively	152,357	176,054
Capitalized Software - net of accumulated amortization of $45,278 and $43,415, respectively	31,208	37,273
Other Assets	29,827	35,173

Total Assets	$588,022	$600,540

Liabilities and Share Owners' Equity
Current Liabilities:
Current maturities of long-term debt	$ 15	$ 49
Accounts payable	96,076	87,049
Borrowings under credit facility	2,151	2,154
Dividends payable	6,516	6,420
Accrued expenses	48,804	52,700

Total current liabilities	153,562	148,372

Other Liabilities:
Long-term debt, less current maturities	340	350
Deferred income taxes and other	18,127	23,592

Total other liabilities	18,467	23,942

Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized 14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized 28,657,000 shares issued	1,433	1,433
Additional paid-in capital	6,461	4,625
Retained earnings	482,861	495,557
Accumulated other comprehensive income	980	901
Deferred stock-based compensation	-0-	(7,812)
Less: Treasury stock, at cost
Class A - 883,000 and 377,000 shares, respectively	(13,477)	(5,610)
Class B - 3,951,000 and 3,881,000 shares, respectively	(62,983)	(61,586)

Total Share Owners' Equity	415,993	428,226

Total Liabilities and Share Owners' Equity	$588,022	$600,540

See Notes to Condensed Consolidated Financial Statements 3

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

(Unaudited)
Three Months Ended
September 30,

	2005	2004

Net Sales	$270,626	$261,925

Cost of Sales	212,200	203,952

Gross Profit	58,426	57,973

Selling, General and Administrative Expenses	55,276	52,496

Restructuring Expense	4,771	321

Operating Income (Loss)	(1,621)	5,156

Other Income (Expense):
Interest income	834	435
Interest expense	(37)	(38)
Non-operating income	1,199	3,111
Non-operating expense	(467)	(386)

Other income, net	1,529	3,122

Income (Loss) from Continuing Operations Before Taxes on Income	(92)	8,278

Provision (Benefit) for Income Taxes	(209)	2,075

Income from Continuing Operations	117	6,203
Income (Loss) from Discontinued Operations, Net of Tax	(6,979)	(1,188)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(6,862)	5,015
Cumulative Effect of Change in Accounting Principle, Net of Tax	299	-0-

Net Income (Loss)	$ (6,563)	$ 5,015

Earnings (Loss) Per Share of Common Stock:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.00	$0.16
Class B	$0.00	$0.16
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.00	$0.16
Class B	$0.00	$0.16
Basic Earnings (Loss) Per Share:
Class A	($0.17)	$0.13
Class B	($0.17)	$0.13
Diluted Earnings (Loss) Per Share:
Class A	($0.17)	$0.13
Class B	($0.17)	$0.13

Dividends Per Share of Common Stock:
Class A	$0.155	$0.155
Class B	$0.160	$0.160

Average Total Number of Shares Outstanding Class A and B Common Stock:
Basic	38,165	38,118
Diluted	38,308	38,511

See Notes to Condensed Consolidated Financial Statements                                  4

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited) Three Months Ended September 30,
(Amounts in Thousands)
	2005	2004

Cash Flows From Operating Activities:
Net income (loss)	$ (6,563)	$ 5,015
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	(497)	-0-
Depreciation and amortization	10,009	10,620
Gain on sales of assets	(166)	(519)
Loss on disposal of discontinued operations	10,677	-0-
Restructuring	3,694	116
Deferred income tax and other deferred charges	(6,402)	(938)
Stock-based compensation	687	534
Change in current assets and liabilities:
Receivables	(11,443)	(293)
Inventories	2,840	(6,198)
Other current assets	(128)	3,829
Accounts payable	9,223	1,493
Accrued expenses	(4,070)	(3,722)

Net cash provided by operating activities	7,861	9,937

Cash Flows From Investing Activities:
Capital expenditures	(8,005)	(8,351)
Proceeds from sales of assets	456	39
Proceeds from sales of facilities/subsidiaries	-0-	17,520
Purchase of capitalized software and other assets	(46)	(845)
Purchases of available-for-sale securities	(13,607)	(12,291)
Sales and maturities of available-for-sale securities	11,350	11,821

Net cash (used for) provided by investing activities	(9,852)	7,893

Cash Flows From Financing Activities:
Net change in short-term borrowings	(3)	1,682
Net change in long-term debt	(44)	(176)
Dividends paid to share owners	(6,037)	(6,030)
Other, net	3	(49)

Net cash used for financing activities	(6,081)	(4,573)

Effect of Exchange Rate Change on Cash and Cash Equivalents	(9)	47

Net (Decrease) Increase in Cash and Cash Equivalents	(8,081)	13,304

Cash and Cash Equivalents at Beginning of Period	57,253	39,991

Cash and Cash Equivalents at End of Period	$ 49,172	$ 53,295

Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) during the period for:
Income taxes	$ 273	$ (1,098)
Interest	$ 59	$ 56

Total Cash, Cash Equivalents and Short-Term Investments:
Cash and cash equivalents	$ 49,172	$ 53,295
Short-term investments	62,403	46,128

Totals	$111,575	$ 99,423
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

In September 2005, the Company committed to a plan to sell a fixed-wall furniture systems operation and a forest products hardwood lumber operation.  In fiscal year 2005, the Company exited the residential furniture market which was part of the branded furniture product line and also discontinued its veneer slicing operations.  All of this activity was in the Furniture and Cabinets segment.  In accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying Condensed Consolidated Financial Statements and notes have been restated to reflect the results of these operations as discontinued operations.

Certain prior year information has been reclassified to conform to the current year presentation.  Based on accounting interpretations, the Company changed its classifications of investments in auction rate securities, previously classified as cash and cash equivalents, to short-term investments for the prior period presented in the accompanying Condensed Consolidated Statement of Cash Flows.  Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days.  Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days.  The Company had historically classified auction rate securities as cash and cash equivalents if the period between the interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investments over to the next reset period.  The Company has made adjustments to the accompanying Condensed Consolidated Statement of Cash Flows to reflect the gross purchases and sales of these securities as investing activities.  These reclassifications had no impact on the results of operations of the Company.

Stock-Based Compensation

As described in Note 7-Stock Compensation Plans of Notes to Condensed Consolidated Financial Statements, the Company maintains a stock-based employee compensation plan which allows for the issuance of restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units and stock appreciation rights for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees.  Prior to fiscal year 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. However, expense related to other share-based awards such as restricted share units and performance shares had been recognized in the income statement under APB 25.  Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)).  Under the modified prospective method of adoption selected by the Company, compensation expense related to stock options is recognized beginning in fiscal year 2006, but compensation cost in fiscal year 2005 related to stock options continues to be disclosed on a pro forma basis only.  Also during the current quarter, in accordance with the modified prospective transition method, the Company eliminated its balance of Deferred Stock-Based Compensation, which represented unrecognized compensation cost for restricted share unit awards, and reclassified it to Treasury Stock and Additional Paid-In Capital.  Financial statements for prior periods have not been restated.

FAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs.  FAS 123(R) also requires that liability awards be revalued to fair value, which, upon the adoption of FAS 123(R), had the effect of a reduction of a liability for outstanding stock appreciation rights.  The impact of the revaluation of stock appreciation rights and the use of the estimated forfeiture method for prior periods has been presented on the Condensed Consolidated Statements of Income as a Cumulative Effect of Change in Accounting Principle, as required by FAS 123(R).  The cumulative effect totaled $299,000 of income, net of taxes.  The earnings per share impact can be found in Exhibit 11- Computation of Earnings per Share.

The Company's stock-based compensation plans allow early vesting when an employee reaches retirement age and ceases continuous service.  Under FAS 123(R), awards granted after June 30, 2005 require acceleration of compensation expense through an employee's retirement age, whether or not the employee is expected to cease continuous service on that date.  For awards granted on or before June 30, 2005, the Company accelerates compensation expense only in cases where a retirement eligible employee is expected to cease continuous service prior to an award's vesting date.  If the new provisions of FAS 123(R) had been in effect for awards prior to June 30, 2005, compensation expense including the pro forma effect of stock options, net of tax, would have been $0.2 million and $0.1 million higher during the quarters ended September 30, 2005 and 2004, respectively.

The following table illustrates the effect on income from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions to stock-based employee compensation in fiscal year 2005.

Three Months Ended September 30, 2004
(Amounts in Thousands, Except for Per Share Data)
Income from Continuing Operations, as reported	$ 6,203
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	289
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	429

Pro Forma Income from Continuing Operations	$ 6,063

Earnings Per Share:
As reported:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.16
Class B	$0.16
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.16
Class B	$0.16

Pro Forma:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.16
Class B	$0.16
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.15
Class B	$0.16

Pre-Production Costs and Tooling

Pre-production design and development costs related to long-term supply arrangements in which a customer contractually guarantees reimbursement are capitalized.  Pre-production design and development costs are expensed as incurred if no contractual guarantees are provided.  The Company had an immaterial amount of pre-production costs which are recoverable from customers capitalized as of September 30, 2005, and no pre-production costs capitalized as of June 30, 2005.

The Company capitalizes the cost of tooling which it owns or which it has a noncancelable right to use during a supply arrangement.  As of September 30, 2005 and June 30, 2005, respectively, the Company had $3.4 million and $3.0 million of Company-owned tooling costs capitalized, and $0.5 million and $0.8 million of customer-owned tooling costs capitalized.

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

New Accounting Standard

In September 2005, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF 04-13). EITF 04-13 generally requires exchanges of inventory within the same line of business to be recognized at the carrying value of the inventory transferred, except in cases where finished goods inventory is exchanged for raw material or work-in-process inventory. EITF 04-13 is effective for the Company beginning in the fourth quarter of fiscal year 2006. The Company does not believe that the adoption of EITF 04-13 will have a material effect on its financial position, results of operations or cash flows.

Note 2. Inventories

Inventory components of the Company are as follows:

	September 30,	June 30,
	2005	2005
(Amounts in Thousands)
Finished Products	$23,151	$30,525
Work-in-Process	7,117	13,969
Raw Materials	42,910	43,037

Total Inventory	$73,178	$87,531

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three months ended September 30, 2005 and 2004 is as follows:

Three Months Ended
September 30,

	2005	2004
(Amounts in Thousands)
Net Income (Loss)	$ (6,563)	$ 5,015
Change in Unrealized Gains/Losses on Securities [1]	(74)	101
Change in Gains/Losses on Derivatives [2]	158	262
Foreign Currency Translation Adjustment	(5)	(1)

Comprehensive Income (Loss)	$ (6,484)	$ 5,377

[1] Net of tax expense/(benefit), in thousands, of ($50) and $66 for the three months ended September 30, 2005 and 2004, respectively.

[2] Net of tax expense/(benefit), in thousands, of $43 and $61 for three months ended September 30, 2005 and 2004, respectively.  The Company's use of derivatives is generally limited to forward purchases of foreign currency designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency.

Note 4. Segment Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture and Cabinets segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. The Furniture and Cabinets segment also provides engineering and manufacturing services which utilize common production and support capabilities on a contract basis to customers in the residential furniture and cabinets, office furniture, and retail infrastructure industries. The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. The Company's focus is on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The Company currently sells primarily to customers in the transportation, industrial controls and medical industries. Intersegment sales are insignificant.

Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments. Unallocated corporate income from continuing operations consists of income not allocated to segments for purposes of evaluating segment performance and includes income from corporate investments and other non-operational items. The basis of segmentation and accounting policies of the segments are consistent with those as disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

At or For the
Three Months Ended
September 30,

	2005		2004

(Amounts in Thousands)
Net Sales:
Furniture and Cabinets	$162,441		$153,974
Electronic Contract Assemblies	107,960		107,874
Unallocated Corporate and Eliminations	225		77

Consolidated	$270,626		$261,925

Income (Loss) from Continuing Operations:
Furniture and Cabinets	$ (1,252)		$ 2,444
Electronic Contract Assemblies	819		2,819
Unallocated Corporate and Eliminations	550		940

Consolidated	$ 117	[1]	$ 6,203	[2]

Total Assets:
Furniture and Cabinets	$284,277		$315,706
Electronic Contract Assemblies	210,657		201,745
Unallocated Corporate and Eliminations	93,088		98,212

Consolidated	$588,022		$615,663

[1] Income (Loss) from Continuing Operations includes after-tax restructuring charges, in thousands, of $2,949 in the three months ended September 30, 2005, all recorded in the Furniture and Cabinets segment.  See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

[2] Income from Continuing Operations includes after-tax restructuring charges, in thousands, of $193 in the three months ended September 30, 2004.  On a segment basis, in the three months ended September 30, 2004, the Furniture and Cabinets segment recorded, in thousands, $179 of after-tax restructuring charges, and Unallocated Corporate recorded, in thousands, $14 of after-tax restructuring charges.  See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

Sales by Product Line

The Furniture and Cabinets segment produces and sells a variety of similar products and services. Net sales to external customers by product line within the Furniture and Cabinets segment were as follows:

	Three Months Ended
	September 30,

	2005	2004

(Amounts in Thousands)
Net Sales:
Furniture and Cabinets
Branded Furniture	$137,924	$126,822
Contract Private Label Products	24,517	27,152

Total	$162,441	$153,974

Note 5. Restructuring Expense

During the first quarter of fiscal year 2006, the Company announced a plan to sharpen its focus on primary markets within the Furniture and Cabinets segment.  Administrative, marketing and business development functions will be consolidated to better serve the segment's primary markets.  To simplify and standardize business processes, a portion of the Company's Enterprise Resource Planning (ERP) software will be redesigned during approximately the next three years, and accelerated amortization, employee severance and other consolidation costs will be recognized during this period.  Capitalized software costs related to the ERP software that was not yet placed in service were abandoned and impairment charges of $3.5 million were recorded in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Restructuring charges recorded in the current quarter were primarily related to this impairment of ERP software and are recorded on the Restructuring Expense line item of the Company's Condensed Consolidated Financial Statements of Income.  The plan also includes the sale of a forest products hardwood lumber business and a business unit which produced fixed-wall furniture systems.  The Company estimates total pre-tax charges under the plan to be approximately $18.2 to $20.7 million, including software impairment of $3.5 million, acceleration of software amortization of $2.2 million, employee severance costs of $1.0 million, fixed asset impairment and other restructuring costs of $0.5 million, and a loss on the sale of business units of $11.0 to $13.5 million.  These business units are classified as held for sale as of September 30, 2005 and are reported as discontinued operations.  The estimated impairment charges and losses on the sale of these business units are presented on the Discontinued Operations line item on the Company's Condensed Consolidated Statements of Income.  See Note 8-Discontinued Operations of Notes to Condensed Consolidated Financial Statements for further discussion of these discontinued operations.

During the fourth quarter of fiscal year 2005, the Company announced a plan to consolidate its Mexican contract furniture and cabinets operations into one facility located in Juarez, Mexico, resulting in the closure of its manufacturing facility in Mexicali, Mexico.  The plan includes lease charges, severance and other employee costs, equipment relocation costs, asset impairment and other miscellaneous consolidation costs.  The Company estimates total pre-tax restructuring charges under the plan will approximate $4.4 million.  Activities outlined in this restructuring plan began in the fourth quarter of fiscal year 2005 and are expected to be substantially complete by December 31, 2005.

During the second quarter of fiscal year 2003, the Company announced incremental cost scaling actions to more closely align its operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity. The actions included the consolidation of capabilities and operations, selling and/or exiting redundant facilities, aligning personnel costs and adjusting associated assets to their current fair values.  Activities outlined in this restructuring plan began in the second quarter of fiscal year 2003 and were completed in the first quarter of fiscal year 2005.

The Company accounts for restructuring costs in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.

Fiscal Year 2006 Charges

As a result of the fiscal year 2005 and 2006 restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $4.8 million in the three months ended September 30, 2005, within the Furniture and Cabinets segment.  Included in the restructuring charge is $0.9 million for employee transition costs, $3.7 million for asset impairment and $0.2 million for plant closure and other costs.

Fiscal Year 2005 Charges

As a result of the fiscal year 2003 restructuring plan, the Company recognized consolidated pre-tax restructuring expense of $0.3 million in the three months ended September 30, 2004, primarily within the Furniture and Cabinets segment. Included in the restructuring charge is $0.1 million for asset impairment and $0.2 million for plant closure and other exit costs.

Reserves

At September 30, 2005, a total of $0.9 million of restructuring liabilities related to the fiscal year 2005 and 2006 restructuring plans remained on the Condensed Consolidated Balance Sheet as shown below.  The restructuring charge, utilization and cash paid, and ending reserve balances at September 30, 2005 were as follows:

	Transition and Other Employee Costs	Asset Impairment	Plant Closure and Other Exit Costs	Total
(Amounts in Thousands)
Accrued Restructuring at June 30, 2005	$ 53	$ --	$ --	$ 53

Amounts Charged - Cash	857	--	220	1,077
Amounts Charged - Non-Cash	--	3,694	--	3,694

Subtotal	857	3,694	220	4,771

Amounts Utilized / Cash Paid	(52)	(3,694)	(220)	(3,966)
Amounts Adjusted	--	--	--	--

Accrued Restructuring at September 30, 2005	$ 858	$ --	$ --	$ 858

In total, the Company has recognized pre-tax charges of $3.7 million related to the restructuring plan announced in fiscal year 2006 and pre-tax charges of $1.2 million related to the restructuring plan announced in fiscal year 2005.

Note 6. Guarantees and Product Warranties

As of September 30, 2005, the Company had guarantees issued which are contingent on the future performance of another entity. The guarantees include customer lease financing with recourse, whereby the Company may become liable to a third party leasing company if the customer defaults on its lease, guarantees of third party dealer facility leases and bank loans, whereby the Company may become liable if the dealer defaults on a lease or bank loan, and guarantees associated with subleases, whereby the Company may be responsible for lease commitments if the sublessee defaults. At the inception of a guarantee, the Company recognizes a liability for obligations the Company may incur if specified triggering events or conditions occur. The liability is recorded at fair value which is estimated based on various factors including risk that the Company may have to perform under a guarantee, and ability to recover against payments made on a guarantee. The maximum potential liability and carrying amount recorded for these guarantees is immaterial to the Company's financial position.

The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered. Management may refine the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the three months ended September 30, 2005 and 2004 were as follows:

Three Months Ended September 30,

(Amounts in Thousands)	2005	2004

Product Warranty Liability at the beginning of the period	$ 3,653	$ 3,578
Accrual for warranties issued	123	267
Accruals related to pre-existing warranties (including changes in estimates)	41	70
Settlements made (in cash or in kind)	(554)	(409)

Product Warranty Liability at the end of the period	$ 3,263	$ 3,506

Note 7. Stock Compensation Plans

On August 19, 2003, the Board of Directors adopted the 2003 Stock Option and Incentive Plan (the "2003 Plan"), which was approved by the Company's Share Owners on October 21, 2003.  Under the 2003 Plan, 2,500,000 shares of Common Stock were reserved for restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units and stock appreciation rights for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees.  The 2003 Plan is a 10 year plan.  The Company also has stock options outstanding under two former stock incentive plans, which are described below.  The compensation cost that was charged against income for all of the plans was $0.7 million for the quarter ended September 30, 2005.  The total income tax benefit recognized in the income statement for stock compensation arrangements was $0.3 million for the quarter ended September 30, 2005.  These compensation expense and tax benefit amounts exclude the impact of the Cumulative Effect of a Change in Accounting Principle, as described in Note 1-Summany of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.  The Company generally uses treasury shares to satisfy option exercises and share unit conversions.

Performance Shares

The Company awards performance shares to officers and other key employees under the 2003 Plan.  Under these awards, a number of shares is granted to each participant based upon the attainment of the applicable bonus percentage calculated under the Company's profit sharing incentive bonus plan as applied to a total potential share award made and approved by the Compensation Committee. Performance shares vest at the end of the fiscal year in which the performance measurement period is complete, and are issued as Class A and Class B common shares shortly after vesting.  Certain performance shares awarded during the quarter are applicable to performance measurement periods in future fiscal years.  The contractual life of performance shares ranges from one to five years.  If a participant is not employed by the Company on the date of issuance, the performance share award is forfeited, except in the case of death, retirement at age 62 or older, or total permanent disability.  A portion of a participant's performance shares may be forfeited due to a change in officer status or a change in committee assignment.

A summary of performance share activity under the 2003 Plan as of September 30, 2005 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Performance shares outstanding at July 1, 2005	--	$ --
Granted	500,317	12.24
Vested	--	--
Forfeited	(5,500)	12.24

Performance shares outstanding at September 30, 2005	494,817	$12.24

As of September 30, 2005, there was approximately $3.2 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals.  That cost is expected to be recognized over a weighted-average period of 4.0 years.  No performance shares vested during the quarter ending September 30, 2005.  The fair value of performance shares is based on the stock price at the date of award, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards.

Restricted Share Units

Nonvested Restricted Share Units (RSU) awarded to officers and other key employees are currently outstanding under the 2003 Plan. RSUs vest five years after the date of award.  Upon vesting, the outstanding number of RSUs and the value of dividends accumulated over the vesting period are converted to shares of Class A and Class B common stock.  If the employment of a holder of an RSU terminates for any reason other than death, retirement at age 62 or older, or total permanent disability before the RSU has vested, the RSU will be forfeited. If employment terminates due to one of those reasons, the RSU will become fully vested and payable.

A summary of RSU activity under the 2003 Plan as of September 30, 2005 is presented below:

	Number of Share Units	Weighted Average Grant Date Fair Value

Restricted Share Units outstanding at July 1, 2005	614,375	$15.77
Granted	--	--
Vested	--	--
Forfeited	(7,400)	15.78

Restricted Share Units outstanding at September 30, 2005	606,975	$15.77

As of September 30, 2005, there was approximately $6.1 million of unrecognized compensation cost related to nonvested RSU compensation arrangements awarded under the 2003 Plan.  That cost is expected to be recognized over a weighted-average period of 3.8 years.  No RSUs vested during the quarter ended September 30, 2005.  The fair value of RSU awards is based on the stock price at the date of award.

Stock Options

The Company has stock options outstanding under two former stock incentive plans.  The 1996 Stock Incentive Program, which was approved by the Company's Share Owners on October 22, 1996, allowed the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, and performance share awards to officers and other key employees of the Company, and to members of the Board of Directors who are not employees.  The 1996 Stock Incentive Program will continue to have options outstanding through fiscal year 2013.  The 1996 Directors' Stock Compensation and Option Plan, available to all members of the Board of Directors, was approved by the Company's Share Owners on October 22, 1996.  Under terms of that plan, Directors electing to receive all, or a portion, of their fees in the form of Company stock were also granted a number of stock options equal to 50% of the number of shares received for compensation of fees. The Directors' Stock Compensation and Option Plan will continue to have options outstanding through fiscal year 2009.  No shares remain available for issuance under the Company's prior stock option plans.

There were no stock option grants awarded or exercised during the quarter ended September 30, 2005.   The fair value of each outstanding option award was estimated on the date of grant using a Black Scholes valuation model.  Assumptions used in the model for the prior year grants are described in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.  Options granted under the plans generally are exercisable from six months to five years after the date of grant and expire five to ten years after the date of grant.  Stock options are forfeited when employment terminates, except in case of retirement at age 62 or older, death or permanent disability.

The Company also has an immaterial number of stock appreciation rights outstanding under the former 1996 Stock Incentive Program.  As valued by the Black Scholes valuation model, these awards had no value as of September 30, 2005.

A summary of stock option activity under the two former plans as of September 30, 2005 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Options outstanding at July 1, 2005	2,317,400	$15.84
Granted	--	--
Exercised	--	--
Forfeited	(104,375)	16.73
Expired	(248,837)	16.40

Options outstanding at September 30, 2005	1,964,188	$15.73	5.7 years	$2

Options exercisable at September 30, 2005	1,296,260	$16.06	5.0 years	$2

Note 8. Discontinued Operations

On September 15, 2005, in conjunction with its restructuring plan to sharpen its focus on primary markets within the Furniture and Cabinets segment, the Company approved plans to sell the operations of a forest products hardwood lumber business and a business which produces and sells fixed-wall furniture systems and will no longer have continuing involvement in these businesses.  Estimated amounts presented as a loss on disposal of discontinued operations include impairment charges taken as a result of negotiations prior to the actual sale of the hardwood lumber business and the fixed-wall furniture business.  Subsequently, on October 14, 2005, the Company completed the sale of the fixed-wall furniture systems business.  The estimated loss on disposal of these operations will be adjusted in the period the sales are finalized.  The estimated loss on disposal of the fixed-wall furniture business includes an after-tax goodwill impairment loss, in thousands, of $261 recognized in the Furniture and Cabinet segment.  The goodwill impairment loss was based upon the cessation of cash flows related to the fixed-wall furniture business.  The Company's balance of goodwill related to continuing operations, in thousands, as of September 30, 2005 was $1,733 compared to $2,166 as of June 30, 2005.

On January 17, 2005, the Company announced its decision to exit the branded residential furniture business, which was part of the branded furniture product line within the Furniture and Cabinets segment.  The exit plan included discontinuing procurement of branded residential furniture, ending marketing and dealer activities, and selling remaining inventories.  The branded residential furniture operation had no long-lived assets.  As of September 30, 2005, all branded residential furniture inventory had been sold.

On October 12, 2004, the Company announced a plan to exit its veneer slicing operation, which is part of the forest products product line within the Furniture and Cabinets segment.  The plan included the sale of veneer slicing machinery, equipment and remaining veneer inventories.  During the quarter ended December 31, 2004, veneer slicing and warehousing operations ceased and all inventory and assets were sold in fiscal year 2005.

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these businesses have been classified as discontinued operations, and their operating results and losses on disposal are presented on the Discontinued Operations line on the Condensed Consolidated Statements of Income.  Assets held for sale as of September 30, 2005 are presented on a separate line of the Condensed Consolidated Balance Sheet.

Operating results and the estimated loss on sale of the discontinued operations were as follows:

	Three Months Ended
	September 30,

(Amounts in Thousands)	2005	2004

Net Sales of Discontinued Operations	$ 14,758	$ 23,089

Operating Loss of Discontinued Operations	$ (927)	$ (1,975)
Benefit (Provision) for Income Taxes	368	787

Loss from Operations of Discontinued Operations, Net of Tax	$ (559)	$ (1,188)

Loss on Disposal of Discontinued Operations	$ (10,677)	$ --
Benefit (Provision) for Income Taxes	4,257	--

Loss on Disposal of Discontinued Operations, Net of Tax	$ (6,420)	$ --

Income (Loss) from Discontinued Operations, Net of Tax	$ (6,979)	$ (1,188)

Note 9.  Assets Held for Sale

During the quarter ended September 30, 2005, several assets were classified as held for sale, including assets related to discontinued operations and other assets which met the criteria to be classified as held for sale.  The discontinued operations' assets are held in the Furniture and Cabinets segment, and include property and equipment, timber rights, receivables, inventory and other assets related to the businesses held for sale.  Other assets held for sale consist of property and equipment held as corporate assets, including an idle manufacturing facility, an administrative office and an aircraft.

Major classes of assets held for sale consisted of the following:

(Amounts in Thousands)	September 30, 2005	June 30, 2005

Current assets	$16,062	$ --
Property and equipment	14,552	--
Other long-term assets	5,198	--

Total assets held for sale	$35,812	$ --

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Kimball International, Inc. provides a vast array of products from its two business segments: the Furniture and Cabinets segment and the Electronic Contract Assemblies segment. The Furniture and Cabinets segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. The Furniture and Cabinets segment also provides engineering and manufacturing services which utilize common production and support capabilities on a contract basis to customers in the residential furniture and cabinets, office furniture, and retail infrastructure industries. The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally.

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

  Results continue to be hindered by manufacturing inefficiencies at select operations.

  As end markets dictate, the Company is continually assessing excess capacity and developing plans to better utilize manufacturing operations including shifting manufacturing capacity to lower cost venues as necessary.

  In the first quarter of fiscal year 2006, the Company announced plans to sell a forest products hardwood lumber business unit and a business unit which produces and sells fixed-wall furniture systems. These decisions are part of a plan to sharpen focus in the Furniture and Cabinets segment to better serve primary markets.

  As part of a recently announced restructuring plan, business processes within the Furniture and Cabinets segment are being simplified and standardized, and various business functions are being consolidated thus allowing the Company to focus on growing primary markets and increasing profitability. The Company will spend additional capital and incur incremental consolidation costs before fully realizing the benefits of these actions.

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

  The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments, less short-term borrowings totaled $109 million at September 30, 2005 and the Company continued to generate positive operating cash flow to fund operations.

The preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, a significant change in economic conditions, loss of key customers or suppliers, or similar unforeseen events.

Restructuring
During the first quarter of fiscal year 2006, the Company announced a restructuring plan to sharpen its focus on primary markets within the Furniture and Cabinets segment. Administrative, marketing and business development functions will be consolidated to better serve the segment's primary markets. To simplify and standardize business processes, a portion of the Company's Enterprise Resource Planning (ERP) software will be redesigned during approximately the next three years, and accelerated amortization, employee severance and other consolidation costs will be recognized during this period. Restructuring charges recorded in the current quarter were primarily related to impairment of ERP software.

During the fourth quarter of fiscal year 2005, the Company announced a restructuring plan to consolidate its Mexican furniture and cabinets operations into one facility located in Juarez, Mexico resulting in the closure of its manufacturing facility in Mexicali, Mexico. The plan includes lease charges, severance and other employee costs, equipment relocation costs, asset impairment and other miscellaneous consolidation costs. The decision to consolidate the operations is a result of excess capacity. The consolidation and exit activities are expected to be complete by December 31, 2005.

During the second quarter of fiscal year 2003, the Company's Board of Directors approved a restructuring plan comprised of incremental cost scaling actions to more closely align the Company's operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity within both of the Company's segments. The Company has successfully executed these restructuring activities, and the final restructuring expenses pursuant to this plan were recorded in the first quarter of fiscal year 2005.

The restructuring plans are discussed in further detail in Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements.

Discontinued Operations
During the first quarter of fiscal year 2006, the Company committed to plans to sell a forest products hardwood lumber business unit and a business unit which produces and sells fixed-wall furniture systems. Both business units were part of the Furniture and Cabinets segment and were classified as held for sale as of September 30, 2005. Subsequently, on October 14, 2005, the Company completed the sale of the fixed-wall furniture systems operation. An estimated loss on disposal of these two business units was recorded during the current quarter and will be adjusted in the period when the sales are finalized. During fiscal year 2005, the Company exited the branded residential furniture business which was part of the branded furniture product line within the Furniture and Cabinets segment. Also during fiscal year 2005, the Company exited a veneer slicing operation. The cessation of these operations does not impact any of the remaining operations of the Company. The results of the above mentioned operations are reported as discontinued operations in the Company's Condensed Consolidated Financial Statements and all prior periods have been restated.

(See Note 8 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements for more information on the discontinued operations.)

Financial results of the discontinued operations were as follows:

Three Months Ended
September 30,

(Amounts in Thousands, Except for Per Share Data)	2005	2004

Net Sales of Discontinued Operations	$ 14,758	$ 23,089

Operating Loss of Discontinued Operations, Net of Tax	$ (559)	$ (1,188)
Loss on Disposal of Discontinued Operations, Net of Tax	$ (6,420)	$ -0-

Loss from Discontinued Operations, Net of Tax	$ (6,979)	$ (1,188)

Loss from Discontinued Operations per Class B Diluted Share	$ (0.18)	$ (0.03)

Adoption of FASB Statement No. 123(R), Share-Based Payment
The Company maintains a stock-based employee compensation plan. Prior to fiscal year 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized in income. However, expense related to other share-based awards such as restricted share units (RSUs) and performance shares had been recognized in the income statement under APB 25. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). Under the modified prospective method of adoption selected by the Company, compensation expense related to stock options is recognized beginning in fiscal year 2006, but compensation cost in fiscal year 2005 related to stock options continues to be disclosed on a pro forma basis only in Note 1-Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements. Results for prior years have not been restated.

The current quarter stock option after-tax expense totaled $0.1 million. The Company estimates after-tax expense for previously issued stock options will be approximately $0.3 million for the remainder of fiscal year 2006, $0.4 million for fiscal year 2007, and $0.1 million for fiscal year 2008, assuming a constant estimated forfeiture rate.

As of September 30, 2005, there was approximately $3.2 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over a weighted-average period of 4.0 years. As of September 30, 2005, there was approximately $6.1 million of unrecognized compensation cost related to nonvested RSU compensation arrangements awarded under the Plan. That cost is expected to be recognized over a weighted-average period of 3.8 years.

FAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. FAS 123(R) also requires that liability awards be revalued to fair value, which, upon the adoption of FAS 123(R), had the effect of a reduction of a liability for outstanding stock appreciation rights. The impact of the revaluation of the stock appreciation rights and the use of the estimated forfeiture method for prior periods has been presented on the Condensed Consolidated Income Statements as a Cumulative Effect of a Change in Accounting Principle, as required by FAS 123(R). The cumulative effect totaled $0.3 million of income, net of taxes.

During the current quarter, the Company shifted from issuing RSUs, which vest based solely on the passage of time, to the issuance of performance shares.  The Company has not awarded stock options since fiscal year 2004.

(See Note 7 - Stock Compensation Plans of Notes to Condensed Consolidated Financial Statements for more information.)

The following discussions are based on income from continuing operations and therefore exclude all income statement activity of the discontinued operations and the cumulative effect of the accounting change.

Financial Overview - Consolidated

First quarter fiscal year 2006 net sales of $270.6 million increased 3% from fiscal year 2005 first quarter net sales of $261.9 million as net sales increased within the Furniture and Cabinets segment and Electronic Contract Assemblies segment sales remained relatively flat. First quarter fiscal year 2006 consolidated income from continuing operations was $0.1 million, which is less than $0.01 per Class B diluted share, and includes $2.9 million, or $0.08 per Class B diluted share, of after-tax restructuring costs. The prior fiscal year first quarter consolidated income from continuing operations was $6.2 million, or $0.16 per Class B diluted share, inclusive of $0.2 million, or $0.01 per Class B diluted share, of after-tax restructuring costs. The current year restructuring charges were within the Furniture and Cabinets segment and primarily relate to impairment of integrated ERP software and exit costs related to the consolidation of two Mexican operations into one facility.

The Company experienced a decline in consolidated gross margin percent for the first quarter of fiscal year 2006 when compared to the prior fiscal year first quarter. Increased freight costs, higher employee benefit expenses, increased costs for workers compensation claims, as well as a sales mix shift within the Electronic Contract Assemblies segment to lower margin products all contributed to the gross margin percent decline. Price increases to customers on select products in the Furniture and Cabinets segment and lower new product introduction costs within the Electronic Contract Assemblies segment partially mitigated the gross margin percent decline. Consolidated Selling, General and Administrative (SG&A) expenses increased in absolute dollars and as a percent of net sales from the prior fiscal year first quarter due to higher branded furniture marketing programs and personnel costs within the Furniture and Cabinets segment, offset in part by lower Electronic Contract Assemblies segment SG&A expenses. Consolidated other income of $1.5 million was also lower in the current fiscal year first quarter as the prior year first quarter other income of $3.1 million included favorable foreign currency effects and a gain on the sale of an administrative building.

As a result of a reduction in income tax accruals coupled with the Company's small pre-tax loss in the current quarter, the Company recorded an overall income tax benefit greater than the pre-tax loss.  The prior year first quarter tax rate benefited from the positive tax effect of the Company's foreign operations as a greater portion of prior year first quarter income was generated by foreign operations which have a lower effective tax rate than the Company's domestic facilities.

Results of Operations by Segment - Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

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

First quarter fiscal year 2006 net sales of $162.4 million increased 5% in the Furniture and Cabinets segment when compared to fiscal year 2005 first quarter net sales of $154.0 million due to higher net sales in the branded furniture product line which more than offset decreased sales of contract private label products. At September 30, 2005, open orders for the Furniture and Cabinets segment increased 16% from open orders at September 30, 2004.

First quarter fiscal year 2006 net sales of the Company's branded furniture products, which include office and hospitality furniture, totaled $137.9 million as compared to net sales of $126.8 million for the first quarter last fiscal year as sales of both hospitality and office furniture increased. The office furniture net sales increase was driven by both volume and price increases on select office furniture products. The hospitality furniture increase was driven by higher sales of the standard product offerings. Branded furniture products open orders at September 30, 2005 were 8% higher than September 30, 2004 on higher office furniture and hospitality furniture open orders.

Net sales of contract private label products, which include residential furniture such as large-screen projection television cabinets, office furniture, and retail infrastructure, decreased 10% to $24.5 million in the current quarter of fiscal year 2006 compared to $27.2 million in the prior fiscal year first quarter due to lower current quarter sales of residential furniture such as large-screen projection television cabinets. At September 30, 2005, open orders for contract private label products were 91% higher than open orders at September 30, 2004 due to an unusually small amount of open orders at September 30, 2004 because of the timing of orders received.

In the first quarter of fiscal year 2006, the Furniture and Cabinets segment incurred a loss of $1.3 million from continuing operations which included $2.9 million of after-tax restructuring charges compared to income from continuing operations of $2.4 million in the first quarter of fiscal year 2005 which included $0.2 million of after-tax restructuring charges. The current year first quarter after-tax restructuring charges of $2.9 million were primarily related to the restructuring plan to consolidate administrative, marketing and business development functions within this segment. The restructuring costs include software impairment charges as the Company simplifies and standardizes business processes which will require a redesign effort of its current ERP solution and employee transition benefits. The Company also incurred restructuring costs in the current quarter related to the plan that was announced in the prior fiscal year to consolidate two Mexican furniture manufacturing operations into one location. When compared to the prior fiscal year first quarter, the current quarter earnings were hindered by increased employee benefit expenses, higher workers compensation expense, higher freight costs resulting from the rising fuel prices, additional costs for marketing programs and excess capacity costs. Price increases on select branded furniture products helped to partially offset the higher costs. In addition, the current quarter results were positively impacted by the exit of underperforming manufacturing facilities related to the fiscal year 2003 restructuring plan which was completed in the first quarter of fiscal year 2005.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, supply chain cost pressures and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Form 10-K filing for the period ended June 30, 2005.

Electronic Contract Assemblies Segment

Electronic Contract Assemblies segment net sales of $108.0 million for the first quarter of fiscal year 2006 approximated net sales of $107.9 million for the prior fiscal year first quarter. New product introductions generated revenues in the current year first quarter that replaced expiring programs. Current fiscal year first quarter electronic contract assembly sales to customers in the transportation industry were lower than the prior fiscal year first quarter, while sales to customers in the medical and industrial controls industries were higher.

Electronic Contract Assemblies segment first quarter fiscal year 2006 income from continuing operations totaled $0.8 million, which is a decrease from the prior fiscal year first quarter income from continuing operations of $2.8 million. Electronic Contract Assemblies segment gross margin decreased in the first quarter of fiscal year 2006 compared to the prior fiscal year first quarter in part due to tighter margins on products resulting from competitive pricing pressures, higher depreciation costs and a sales mix shift among various products to those with lower margins. Lower new product introduction costs in the current quarter partially offset the gross margin decline. Operating results were also impacted by higher employee benefit expenses in the current quarter. In addition, the prior fiscal year first quarter earnings were positively impacted by lower taxes as a greater portion of income was generated during that quarter by foreign operations which have a lower effective tax rate than the Company's domestic facilities. The prior fiscal year first quarter other income was also higher in part due to positive currency fluctuations.

Included in this segment are sales to TRW Automotive, Inc., a full-service automotive supplier, which accounted for the following portions of consolidated net sales and Electronic Contract Assemblies segment net sales:

	Three months ended September 30,
	2005	2004

As a % of Consolidated Net Sales from Continuing Operations	14%	12%
As a % of Electronic Contract Assemblies Segment Net Sales from Continuing Operations	34%	29%

The increased percentages of segment and consolidated net sales were a result of increased sales of certain braking products and electronic power steering products to TRW Automotive, Inc. which were partially offset by other TRW Automotive, Inc. braking products reaching end of life. TRW Automotive, Inc. sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicle platforms, which partially mitigates the Company's exposure to this customer. The Company also continues to focus on diversification of the Electronic Contract Assemblies segment customer base.

The nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program matures and becomes established. This segment continues to experience margin pressures related to an overall excess capacity position in the electronics subcontracting services market. New business awards for projects in the transportation industry are extremely competitive.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased globalization, competitive pricing, foreign currency exchange rate fluctuations, rapid technological changes, component availability, the contract nature of this industry, and the importance of sales to large customers. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Form 10-K filing for the period ended June 30, 2005.

Liquidity and Capital Resources

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings decreased from $115 million at June 30, 2005 to $109 million at September 30, 2005. Based on accounting interpretations, the Company changed its classification of investments in municipal bond auction rate securities, previously classified as cash and cash equivalents, to short-term investments for the prior period presented in the accompanying Condensed Consolidated Statement of Cash Flows. Auction rate securities are variable rate municipal bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days. The Company had historically classified auction rate securities as cash and cash equivalents if the period between the interest rate resets was 90 days or less, which was based on our ability to either liquidate our holding or roll our investments over to the next reset period.

Working capital at September 30, 2005 was $221 million compared to working capital of $204 million at June 30, 2005. The September 30, 2005 current assets included $36 million of assets held for sale of which $20 million was previously included in long-term assets. The current ratio was 2.4 at both September 30, 2005 and June 30, 2005.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO) for the fiscal quarter ended September 30, 2005 improved to 41.8 from 44.7 for the same period of fiscal year 2005. The Company defines DSO as the average of monthly accounts and notes receivable divided by one day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the fiscal quarter ended September 30, 2005 decreased to 46.7 from 58.1 for the same period of fiscal year 2005 primarily due to reduced inventory levels associated with the discontinued operations. The Company defines PDSOH as the average of the monthly gross inventory divided by one day's cost of sales.

Operating activities generated $8 million of cash flow in the first three months of fiscal year 2006 compared to $10 million in the same period of fiscal year 2005. The Company reinvested $8 million into capital investments for the future, comprised primarily of manufacturing equipment. During the current quarter, the Company announced its intentions to invest in building an electronics manufacturing facility in Nanjing, China in fiscal year 2006. The Company also expects to continue to invest in resources for leveraging new and improved enterprise-wide information technology systems and solutions. First quarter fiscal year 2006 financing cash flow activities included $6 million in dividend payments, which remained flat with the prior year first quarter.

The Company's $75 million revolving credit facility allows for both issuances of letters of credit and cash borrowings. At September 30, 2005, the Company had $2.2 million of short-term borrowings outstanding under a separate foreign credit facility which is backed by the $75 million revolving credit facility. The Company issued an additional $1.9 million in letters of credit against the revolving credit facility, which reduces total availability to borrow to $70.9 million at September 30, 2005. At June 30, 2005, the Company had $2.2 million of short-term borrowings outstanding.

The $75 million revolving credit facility also provides an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at September 30, 2005.

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

Contractual Obligations

Compared to the contractual obligations disclosure in the Company's Form 10-K filing for the period ended June 30, 2005, there have been no material changes to the aggregate contractual obligations of the Company outside the ordinary course of business.

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

Critical Accounting Policies

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. The Company's management overlays a fundamental philosophy of valuing its assets and liabilities in an appropriately conservative manner. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of the Company's consolidated financial statements and are the policies that are most critical in the portrayal of the Company's financial position and results of operations. Management has discussed these critical accounting policies and estimates with the Audit Committee of the Company's Board of Directors and with the Company's independent registered public accounting firm.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At September 30 and June 30, 2005, the reserve for returns and allowances was $2.3 million and $2.2 million, respectively. Over the past two years, the returns and allowances reserve has been approximately 2% of gross trade receivables.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at September 30 and June 30, 2005 was $1.8 million and $1.9 million, respectively, and over the past two years, this reserve has trended between approximately 1% and 4% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 40% and 50% of consolidated inventories at September 30 and June 30, 2005, respectively, including approximately 80% and 86% of the Furniture and Cabinets segment inventories at September 30 and June 30, 2005, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and actuarial analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At September 30 and June 30, 2005, the Company's accrued liabilities for self-insurance exposure were $7.5 million and $8.0 million, respectively, excluding immaterial amounts held in a voluntary employees' beneficiary association (VEBA) trust.

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

New Accounting Standard

In September 2005, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF 04-13). EITF 04-13 generally requires exchanges of inventory within the same line of business to be recognized at the carrying value of the inventory transferred, except in cases where finished goods inventory is exchanged for raw material or work-in-process inventory. EITF 04-13 is effective for the Company beginning in the fourth quarter of fiscal year 2006. The Company does not believe that the adoption of EITF 04-13 will have a material effect on its financial position, results of operations or cash flows.

Forward-Looking Statements

Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes", "estimates", "projects", "expects", "anticipates" and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, general economic conditions, significant volume reductions from key contract customers, loss of key customers or suppliers within specific industries, availability or cost of raw materials, increased competitive pricing pressures reflecting excess industry capacities, foreign currency exchange rate fluctuations or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Form 10-K filing for the period ended June 30, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended June 30, 2005.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2005, the Chief Executive Officer and Chief Financial Officer of the Company concluded, based upon their best judgment, that the Company's disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (July 1-July 31, 2005)	--	--	--	2,000,000
Month #2 (August 1-August 31, 2005)	--	--	--	2,000,000
Month #3 (September 1-September 30, 2005)	--	--	--	2,000,000

Total	--	--	--

The share repurchase program previously authorized by the Board of Directors was announced on August 5, 2004.  The program allows for the repurchase of up to 2 million of any combination of Class A or Class B shares and will remain in effect until all shares authorized have been repurchased.

Item 6.  Exhibits

    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(3(a))  Amended and restated Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2002)

(3(b))  Restated By-laws of the Company (Incorporated by reference to Exhibit 3(ii) in the Company's Form 8-K filed October 18, 2005)

(10(a))  Form of Annual Performance Share Award, as amended on September 7, 2005

(10(b))  Form of Long Term Performance Share Award (Incorporated by reference to Exhibit 10.1 in the Company's Form 8-K/A filed  September 7, 2005)

(10(c))  Description of the Company's 2005 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 in the Company's Form 8-K filed October 18, 2005)

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
November 3, 2005

By:	/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer, Treasurer
November 3, 2005

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2002)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(ii) in the Company's Form 8-K filed October 18, 2005)
10(a)	Form of Annual Performance Share Award, as amended on September 7, 2005
10(b)	Form of Long Term Performance Share Award (Incorporated by reference to Exhibit 10.1 in the Company's Form 8-K/A filed September 7, 2005)
10(c)	Description of the Company's 2005 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 in the Company's Form 8-K filed October 18, 2005)
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002