Form 10-Q
period 2005-12-31
KIMBALL INTERNATIONAL INC
filed 2006-02-02
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant's common stock as of January 18, 2006 were:
Class A Common Stock - 13,279,512 shares
Class B Common Stock - 24,929,234 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited) December 31, 2005	June 30, 2005

Assets
Current Assets:
Cash and cash equivalents	$ 78,008	$ 57,253
Short-term investments	65,487	60,270
Receivables, less allowances of $2,148 and $2,142, respectively	128,076	125,178
Inventories	75,434	87,531
Assets held for sale	10,111	-0-
Other	20,793	21,808

Total current assets	377,909	352,040
Property and Equipment - net of accumulated depreciation of $327,801 and $356,639, respectively	146,004	176,054
Capitalized Software - net of accumulated amortization of $47,357 and $43,415, respectively	29,702	37,273
Other Assets	29,197	35,173

Total Assets	$582,812	$600,540

Liabilities and Share Owners' Equity
Current Liabilities:
Current maturities of long-term debt	$ 15	$ 49
Accounts payable	90,250	87,049
Borrowings under credit facility	2,079	2,154
Dividends payable	6,477	6,420
Accrued expenses	54,504	52,700

Total current liabilities	153,325	148,372

Other Liabilities:
Long-term debt, less current maturities	339	350
Deferred income taxes and other	13,847	23,592

Total other liabilities	14,186	23,942

Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized 14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized 28,657,000 shares issued	1,433	1,433
Additional paid-in capital	5,501	4,625
Retained earnings	481,092	495,557
Accumulated other comprehensive income	1,046	901
Deferred stock-based compensation	-0-	(7,812)
Less: Treasury stock, at cost
Class A - 1,088,000 and 377,000 shares, respectively	(15,693)	(5,610)
Class B - 3,728,000 and 3,881,000 shares, respectively	(58,796)	(61,586)

Total Share Owners' Equity	415,301	428,226

Total Liabilities and Share Owners' Equity	$582,812	$600,540

See Notes to Condensed Consolidated Financial Statements 3

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

(Unaudited)	(Unaudited)
Three Months Ended	Six Months Ended
December 31,	December 31,

	2005	2004	2005	2004

Net Sales	$273,934	$272,686	$541,338	$531,645

Cost of Sales	214,516	212,302	424,515	414,282

Gross Profit	59,418	60,384	116,823	117,363

Selling, General and Administrative Expenses	51,814	53,867	106,360	105,266

Restructuring Expense	2,627	-0-	7,398	321

Operating Income	4,977	6,517	3,065	11,776

Other Income (Expense):
Interest income	980	457	1,814	892
Interest expense	(37)	(35)	(74)	(73)
Non-operating income	1,234	2,792	2,269	5,380
Non-operating expense	(59)	(537)	(524)	(922)

Other income, net	2,118	2,677	3,485	5,277

Income from Continuing Operations Before Taxes on Income	7,095	9,194	6,550	17,053

Provision for Income Taxes	1,969	1,675	1,580	3,583

Income from Continuing Operations	5,126	7,519	4,970	13,470
Loss from Discontinued Operations, Net of Tax	(892)	(1,403)	(7,598)	(2,339)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	4,234	6,116	(2,628)	11,131
Cumulative Effect of Change in Accounting Principle, Net of Tax	-0-	-0-	299	-0-

Net Income (Loss)	$ 4,234	$ 6,116	$ (2,329)	$ 11,131

Earnings (Loss) Per Share of Common Stock:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.13	$0.19	$0.12	$0.35
Class B	$0.14	$0.20	$0.13	$0.36
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.13	$0.19	$0.12	$0.34
Class B	$0.14	$0.20	$0.13	$0.35
Basic Earnings (Loss) Per Share:
Class A	$0.10	$0.16	($0.07)	$0.29
Class B	$0.11	$0.16	($0.06)	$0.29
Diluted Earnings (Loss) Per Share:
Class A	$0.10	$0.16	($0.07)	$0.28
Class B	$0.11	$0.16	($0.06)	$0.29

Dividends Per Share of Common Stock:
Class A	$0.155	$0.155	$0.310	$0.310
Class B	$0.160	$0.160	$0.320	$0.320

Average Total Number of Shares Outstanding Class A and B Common Stock:
Basic	38,203	38,139	38,184	38,129
Diluted	38,343	38,525	38,309	38,518

See Notes to Condensed Consolidated Financial Statements                                  4

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited) Six Months Ended December 31,
(Amounts in Thousands)
	2005	2004

Cash Flows From Operating Activities:
Net income (loss)	$ (2,329)	$ 11,131
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	(497)	-0-
Depreciation and amortization	18,437	20,991
Gain on sales of assets	(1,183)	(540)
Loss (gain) on disposal of discontinued operations	12,221	(520)
Restructuring	4,998	116
Deferred income tax and other deferred charges	(8,000)	(2,010)
Stock-based compensation	1,696	1,332
Change in current assets and liabilities:
Receivables	(7,887)	(11,048)
Inventories	(317)	472
Other current assets	1,338	5,786
Accounts payable	3,555	2,194
Accrued expenses	(147)	(5,677)

Net cash provided by operating activities	21,885	22,227

Cash Flows From Investing Activities:
Capital expenditures	(12,538)	(12,914)
Proceeds from sales of assets	3,040	47
Proceeds from sales of facilities/subsidiaries	1,912	17,520
Proceeds from disposal of discontinued operations	23,772	2,300
Purchase of capitalized software and other assets	(102)	(1,946)
Purchases of available-for-sale securities	(18,090)	(60,746)
Sales and maturities of available-for-sale securities	12,676	48,419
Other, net	395	-0-

Net cash provided by (used for) investing activities	11,065	(7,320)

Cash Flows From Financing Activities:
Net change in short-term borrowings	(75)	2,294
Net change in long-term debt	(45)	(325)
Dividends paid to share owners	(12,080)	(12,063)
Other, net	51	(622)

Net cash used for financing activities	(12,149)	(10,716)

Effect of Exchange Rate Change on Cash and Cash Equivalents	(46)	636

Net Increase in Cash and Cash Equivalents	20,755	4,827

Cash and Cash Equivalents at Beginning of Period	57,253	39,991

Cash and Cash Equivalents at End of Period	$ 78,008	$ 44,818

Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) during the period for:
Income taxes	$ 322	$ (595)
Interest	$ 90	$ 141

Total Cash, Cash Equivalents and Short-Term Investments:
Cash and cash equivalents	$ 78,008	$ 44,818
Short-term investments	65,487	57,820

Totals	$143,495	$102,638
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

The Company has classified several operations as discontinued.  During the quarter ended December 31, 2005, the Company committed to a plan to exit an operation that manufactures polyurethane and polyester molded components for use in the recreational vehicle, signage and residential furniture industries.  Also during the quarter, the Company completed the sale of a fixed-wall furniture systems operation and a forest products hardwood lumber operation.  In fiscal year 2005, the Company exited the residential furniture market which was part of the branded furniture product line and also discontinued its veneer slicing operations.  All of this activity is applicable to the Furniture and Cabinets segment.  In accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying Condensed Consolidated Financial Statements and notes have been restated to reflect the results of these operations as discontinued operations.  See Note 8-Discontinued Operations of Notes to Condensed Consolidated Financial Statements for further discussion of these discontinued operations.

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

The Company also changed its classification of gains and losses on sales of property and equipment, previously shown in non-operating income, to selling, general and administrative expense for each of the periods presented in the accompanying Condensed Consolidated Statements of Income. Amounts reclassified in the three and six-month periods ended December 31, 2004 were gains of, in millions, $0 and $0.5, respectively.  In the three and six months ended December 31, 2005, the Company recognized, in millions, $1.0 and $1.2, respectively, of gains on the sale of property and equipment as selling, general and administrative expense.

Stock-Based Compensation

As described in Note 7-Stock Compensation Plans of Notes to Condensed Consolidated Financial Statements, the Company maintains stock-based employee compensation plans which allow for the issuance of restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units and stock appreciation rights for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees.  Prior to fiscal year 2006, the Company accounted for the plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. However, expense related to other share-based awards such as restricted share units and performance shares had been recognized in the income statement under APB 25.  Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)).  Under the modified prospective method of adoption selected by the Company, compensation expense related to stock options is recognized beginning in fiscal year 2006, but compensation cost in fiscal year 2005 related to stock options continues to be disclosed on a pro forma basis only.  Additionally, as of the effective date, the Company eliminated its balance of Deferred Stock-Based Compensation, which represented unrecognized compensation cost for restricted share unit awards, and reclassified it to Treasury Stock and Additional Paid-In Capital, in accordance with the modified prospective transition method.  Financial statements for prior periods have not been restated.

FAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs.  FAS 123(R) also requires that liability awards be revalued to fair value, which, upon the adoption of FAS 123(R), had the effect of a reduction of a liability for outstanding stock appreciation rights.  The impact of the revaluation of stock appreciation rights and the use of the estimated forfeiture method for prior periods has been presented on the Condensed Consolidated Statements of Income as a Cumulative Effect of Change in Accounting Principle, as required by FAS 123(R).  The cumulative effect recorded in the first quarter of fiscal year 2006 totaled $0.3 million of income, net of taxes.  The earnings per share impact can be found in Exhibit 11- Computation of Earnings per Share.

The Company's stock-based compensation plans allow early vesting when an employee reaches retirement age and ceases continuous service.  Under FAS 123(R), awards granted after June 30, 2005 require acceleration of compensation expense through an employee's retirement age, whether or not the employee is expected to cease continuous service on that date.  For awards granted on or before June 30, 2005, the Company accelerates compensation expense only in cases where a retirement eligible employee is expected to cease continuous service prior to an award's vesting date.  If the new provisions of FAS 123(R) had been in effect for awards prior to June 30, 2005, compensation expense including the pro forma effect of stock options, net of tax, would have been $0.2 million and $0.1 million higher during the six months ended December 31, 2005 and 2004, respectively.  There would have been an immaterial difference in compensation expense during the three months ended December 31, 2005 and 2004.

The following table illustrates the effect on income from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions to stock-based employee compensation in fiscal year 2005.

Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
(Amounts in Thousands, Except for Per Share Data)
Income from Continuing Operations, as reported	$ 7,519	$13,470
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	433	722
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	539	968

Pro Forma Income from Continuing Operations	$ 7,413	$13,224

Earnings Per Share:
As reported:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.19	$0.35
Class B	$0.20	$0.36
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.19	$0.34
Class B	$0.20	$0.35

Pro Forma:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.19	$0.34
Class B	$0.20	$0.35
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.19	$0.34
Class B	$0.19	$0.35

Tooling

The Company capitalizes the cost of tooling which it owns or which it has a noncancelable right to use during a supply arrangement.  As of both December 31, 2005 and June 30, 2005, the Company had $3.0 million of Company-owned tooling costs capitalized.  The Company had an immaterial amount of customer-owned tooling costs capitalized as of December 31, 2005, and had $0.8 million capitalized as of June 30, 2005.

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

New Accounting Standards

In December 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Statement of Position (SOP) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.  This FSP provides guidance on terms of loans that may give rise to a concentration of credit risk, and disclosures and other accounting considerations required for concentration of credit risks.  The FSP is effective for the Company in the second quarter of fiscal year 2006.  The Company has provided disclosures related to concentration of credit risks.  The adoption of this FSP did not have a material impact on the Company's financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP Financial Accounting Standard (FAS) 115-1 and FAS 124-1, the Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary, and the measurement of impairment losses.  It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The FSP is effective for the Company beginning in the third quarter of fiscal year 2006.  The Company is currently accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP will not have a material impact on the Company's financial position, results of operations or cash flows.

In October 2005, the FASB issued FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award.  This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period from the date of approval.  This guidance became effective for the Company in the second quarter of fiscal year 2006.  The adoption of this FSP did not have a material impact on the Company's financial position, results of operations or cash flows.

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

Note 2. Inventories

Inventory components of the Company are as follows:

	December 31,	June 30,
	2005	2005
(Amounts in Thousands)
Finished Products	$23,059	$30,525
Work-in-Process	6,278	13,969
Raw Materials	46,097	43,037

Total Inventory	$75,434	$87,531

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three and six-month periods ended December 31, 2005 and 2004 is as follows:

Three Months Ended	Six Months Ended
December 31,	December 31,

	2005	2004	2005	2004
(Amounts in Thousands)
Net Income (Loss)	$ 4,234	$ 6,116	$ (2,329)	$11,131
Change in Unrealized Gains/Losses on Securities [1]	(42)	(99)	(116)	2
Change in Gains/Losses on Derivatives [2]	99	1,079	257	1,341
Foreign Currency Translation Adjustment	9	16	4	15

Comprehensive Income (Loss)	$ 4,300	$ 7,112	$ (2,184)	$12,489

[1] Net of tax expense/(benefit), in thousands, of ($27) and ($66) for the three months ended December 31, 2005 and 2004, respectively, and ($77) and $0 for the six months ended December 31, 2005 and 2004, respectively.

[2] Net of tax expense, in thousands, of $22 and $257 for three months ended December 31, 2005 and 2004, respectively, and $65 and $318 for the six months ended December 31, 2005 and 2004, respectively.  The Company's use of derivatives is generally limited to forward purchases of foreign currency designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency.

Note 4. Segment Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture and Cabinets segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. The Furniture and Cabinets segment also provides engineering and manufacturing services which utilize common production and support capabilities on a contract basis to customers in the office furniture and residential furniture and cabinets industries. The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. The Company's focus is on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The Company currently sells primarily to customers in the automotive, industrial controls and medical industries. Intersegment sales are insignificant.

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

At or For the
Three Months Ended	Six Months Ended
December 31,	December 31,

	2005		2004		2005		2004

(Amounts in Thousands)
Net Sales:
Furniture and Cabinets	$169,343		$159,876		$328,562		$310,884
Electronic Contract Assemblies	104,562		112,590		212,522		220,464
Unallocated Corporate and Eliminations	29		220		254		297

Consolidated	$273,934		$272,686		$541,338		$531,645

Income from Continuing Operations:
Furniture and Cabinets	$ 2,518		$ 1,702		$ 993		$ 3,894
Electronic Contract Assemblies	1,141		4,701		1,960		7,520
Unallocated Corporate and Eliminations	1,467		1,116		2,017		2,056

Consolidated	$ 5,126	[1]	$ 7,519	[2]	$ 4,970	[1]	$ 13,470	[2]

Total Assets:
Furniture and Cabinets	$249,016		$302,592
Electronic Contract Assemblies	204,698		222,917
Unallocated Corporate and Eliminations	129,098		89,491

Consolidated	$582,812	[3]	$615,000

[1] Income from Continuing Operations includes after-tax restructuring charges, in thousands, of $1,653 and $4,602 in the three and six months ended December 31, 2005, respectively, all recorded in the Furniture and Cabinets segment.  See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

[2] Income from Continuing Operations includes after-tax restructuring charges, in thousands, of $0 and $193 in the three and six months ended December 31, 2004, respectively.  On a segment basis, in the three and six months ended December 31, 2004, the Furniture and Cabinets segment recorded, in thousands, $0 and $179 of after-tax restructuring charges, and Unallocated Corporate recorded, in thousands, $0 and $14 of after-tax restructuring charges, respectively.  See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

[3] Significant reductions in Furniture and Cabinets segment assets were the result of sales of a forest products hardwood lumber business and a fixed-wall furniture systems business, and the exit of a manufacturing facility located in Mexicali, Mexico.  Unallocated corporate assets increased primarily as a result of proceeds from the sale of non-core business units.

Sales by Product Line

The Furniture and Cabinets segment produces and sells a variety of similar products and services. Net sales to external customers by product line within the Furniture and Cabinets segment were as follows:

Three Months Ended	Six Months Ended
December 31,	December 31,

	2005	2004	2005	2004

(Amounts in Thousands)
Net Sales:
Furniture and Cabinets
Branded Furniture	$146,650	$130,840	$284,574	$257,662
Contract Private Label Products	22,693	29,036	43,988	53,222

Total	$169,343	$159,876	$328,562	$310,884

Note 5. Restructuring Expense

During the first quarter of fiscal year 2006, the Company announced a plan to sharpen its focus on primary markets within the Furniture and Cabinets segment.  Actions under the plan include consolidation of administrative, marketing and business development functions to better serve the segment's primary markets.  To simplify and standardize business processes, a portion of the Company's Enterprise Resource Planning (ERP) software is being redesigned during approximately the next three years, and accelerated amortization, employee severance and other consolidation costs will be recognized during this period.  During the first quarter of fiscal year 2006, capitalized software costs related to the ERP software that was not yet placed in service were abandoned and recognized as impaired.  Restructuring charges related to ERP software impairment, accelerated amortization and employee severance are recorded on the Restructuring Expense line item of the Company's Condensed Consolidated Financial Statements of Income.  The plan also included the sale of a forest products hardwood lumber business and a business unit which produced fixed-wall furniture systems.  Losses on the sale of these business units are presented on the Discontinued Operations line item on the Company's Condensed Consolidated Statements of Income.  See Note 8-Discontinued Operations of Notes to Condensed Consolidated Financial Statements for further discussion of these discontinued operations.  The Company estimates total pre-tax charges under the plan to be approximately $18.4 million, including a loss on the sale of business operations of $10.4 million which was recorded as discontinued operations and restructuring charges for software impairment of $3.5 million, acceleration of software amortization of $2.2 million, employee severance costs of $1.8 million, and fixed asset impairment and other restructuring costs of $0.5 million.

During the fourth quarter of fiscal year 2005, the Company announced a plan to consolidate its Mexican contract furniture and cabinets operations into one facility located in Juarez, Mexico, resulting in the closure of its manufacturing facility in Mexicali, Mexico.  The plan includes lease charges, severance and other employee costs, equipment relocation costs, asset impairment and other miscellaneous consolidation costs.  The Company's total pre-tax restructuring charges under the plan are expected to approximate $4.4 million.  Activities outlined in this restructuring plan which began in the fourth quarter of fiscal year 2005 are substantially complete and will be finalized during the third quarter of this fiscal year.

During the second quarter of fiscal year 2003, the Company announced incremental cost scaling actions to more closely align its operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity. The actions included the consolidation of capabilities and operations, selling and/or exiting redundant facilities, aligning personnel costs and adjusting associated assets to their current fair values.  Activities outlined in this restructuring plan began in the second quarter of fiscal year 2003 and were completed in the first quarter of fiscal year 2005.  Total costs of these completed plans were within initial management estimates.

The Company accounts for restructuring costs in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.

Fiscal Year 2006 Charges

As a result of the fiscal year 2005 and 2006 restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $2.6 million and $7.4 million in the three and six months ended December 31, 2005, respectively, within the Furniture and Cabinets segment.  Included in the restructuring charge for the three and six months ended December 31, 2005, respectively, is $0.1 million and $1.0 million for employee transition costs, $1.3 million and $5.0 million for asset impairment and $1.2 million and $1.4 million for plant closure and other costs.

Fiscal Year 2005 Charges

As a result of the fiscal year 2003 restructuring plan, the Company recognized consolidated pre-tax restructuring expense of $0.0 and $0.3 million in the three and six months ended December 31, 2004, respectively, primarily within the Furniture and Cabinets segment. Included in the restructuring charge is $0.1 million for asset impairment and $0.2 million for plant closure and other exit costs.

Reserves

At December 31, 2005, a total of $0.4 million of restructuring liabilities related to the fiscal year 2005 and 2006 restructuring plans remained on the Condensed Consolidated Balance Sheet as shown below.  The restructuring charge, utilization and cash paid, and ending reserve balances at December 31, 2005 were as follows:

	Transition and Other Employee Costs	Asset Impairment	Plant Closure and Other Exit Costs	Total
(Amounts in Thousands)
Accrued Restructuring at June 30, 2005	$ 53	$ --	$ --	$ 53

Amounts Charged - Cash	1,020	--	1,380	2,400
Amounts Charged - Non-Cash	--	4,998	--	4,998

Subtotal	1,020	4,998	1,380	7,398

Amounts Utilized / Cash Paid	(924)	(4,998)	(1,173)	(7,095)
Amounts Adjusted	--	--	--	--

Accrued Restructuring at December 31, 2005	$ 149	$ --	$ 207	$ 356

In total, the Company has recognized pre-tax restructuring charges of $3.9 million and pre-tax losses on sales of discontinued operations of $10.4 million related to the restructuring plan announced in fiscal year 2006 and pre-tax charges of $3.6 million related to the restructuring plan announced in fiscal year 2005.

Note 6. Guarantees and Product Warranties

As of December 31, 2005, the Company had guarantees issued which are contingent on the future performance of another entity. The guarantees include customer lease financing with recourse whereby the Company may become liable to a third party leasing company if the customer defaults on its lease, guarantees of third party dealer facility leases and bank loans whereby the Company may become liable if the dealer defaults on a lease or bank loan, and guarantees associated with subleases whereby the Company may be responsible for lease commitments if the sublessee defaults. At the inception of a guarantee, the Company recognizes a liability for obligations the Company may incur if specified triggering events or conditions occur. The liability is recorded at fair value which is estimated based on various factors including risk that the Company may have to perform under a guarantee, and ability to recover against payments made on a guarantee. The maximum potential liability and carrying amount recorded for these guarantees is immaterial to the Company's financial position.

The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered. Management may refine the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the six months ended December 31, 2005 and 2004 were as follows:

Six Months Ended December 31,

(Amounts in Thousands)	2005	2004

Product Warranty Liability at the beginning of the period	$ 3,653	$ 3,578
Accrual for warranties issued	484	668
Accruals (reductions) related to pre-existing warranties (including changes in estimates)	(496)	84
Settlements made (in cash or in kind)	(1,029)	(732)

Product Warranty Liability at the end of the period	$ 2,612	$ 3,598

Note 7. Stock Compensation Plans

On August 19, 2003, the Board of Directors adopted the 2003 Stock Option and Incentive Plan (the "2003 Plan"), which was approved by the Company's Share Owners on October 21, 2003.  Under the 2003 Plan, 2,500,000 shares of Common Stock were reserved for restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units and stock appreciation rights for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees.  The 2003 Plan is a 10 year plan.  The Company also has stock options outstanding under two former stock incentive plans, which are described below.  The pre-tax compensation cost that was charged against income for all of the plans was $1.0 million and $1.7 million for the three and six months ended December 31, 2005, respectively.  The total income tax benefit recognized in the income statement for stock compensation arrangements was $0.4 million and $0.7 million for the three and six months ended December 31, 2005, respectively.  These compensation expense and tax benefit amounts exclude the impact of the Cumulative Effect of a Change in Accounting Principle, as described in Note 1-Summany of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.  The Company generally uses treasury shares to satisfy option exercises and share unit conversions.

Performance Shares

The Company awards performance shares to officers and other key employees under the 2003 Plan.  Under these awards, a number of shares will be granted to each participant based upon the attainment of the applicable bonus percentage calculated under the Company's profit sharing incentive bonus plan as applied to a total potential share award made and approved by the Compensation Committee. Performance shares vest at the end of the fiscal year in which the performance measurement period is complete, and are issued as Class A and Class B common shares shortly after vesting.  Certain outstanding performance shares are applicable to performance measurement periods in future fiscal years.  The contractual life of performance shares ranges from one to five years.  If a participant is not employed by the Company on the date of issuance, the performance share award is forfeited, except in the case of death, retirement at age 62 or older, or total permanent disability.  A portion of a participant's performance shares may be forfeited due to a change in eligibility.

A summary of performance share activity under the 2003 Plan during the six months ended December 31, 2005 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Performance shares outstanding at July 1, 2005	--	$ --
Granted	509,184	12.22
Vested	--	--
Forfeited	(16,715)	12.24

Performance shares outstanding at December 31, 2005	492,469	$12.22

As of December 31, 2005, there was approximately $3.3 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals.  That cost is expected to be recognized over a weighted-average period of 3.9 years.  No performance shares vested during the three and six months ended December 31, 2005.  The fair value of performance shares is based on the stock price at the date of award, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards.

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

A summary of RSU activity under the 2003 Plan during the six months ended December 31, 2005 is presented below:

	Number of Share Units	Weighted Average Grant Date Fair Value

Restricted Share Units outstanding at July 1, 2005	614,375	$15.77
Granted	--	--
Vested	--	--
Forfeited	(35,050)	15.87

Restricted Share Units outstanding at December 31, 2005	579,325	$15.76

As of December 31, 2005, there was approximately $4.8 million of unrecognized compensation cost related to nonvested RSU compensation arrangements awarded under the 2003 Plan.  That cost is expected to be recognized over a weighted-average period of 3.6 years.  No RSUs vested during the three and six months ended December 31, 2005.  The fair value of RSU awards is based on the stock price at the date of award.

Unrestricted Share Grants

Under the 2003 Plan, unrestricted shares may be granted to participants as consideration for service to the Company.  Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale or other restrictions.  The fair value of unrestricted shares is based on the stock price at the date of the award.  During both the three and six months ended December 31, 2005, the Company granted a total of 18,501 unrestricted shares of Class B common stock at an average grant date fair value of $11.22.  These shares were issued to members of the Board of Directors as compensation for director's fees, as a result of directors' elections to receive unrestricted shares in lieu of cash payment.

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

There were no stock option grants awarded or exercised during the three and six months ended December 31, 2005.   The fair value of each outstanding option award was estimated on the date of grant using a Black Scholes valuation model.  Assumptions used in the model for the prior year grants are described in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.  Options granted under the plans generally are exercisable from six months to five years after the date of grant and expire five to ten years after the date of grant.  Stock options are forfeited when employment terminates, except in case of retirement at age 62 or older, death or permanent disability.

The Company also has an immaterial number of stock appreciation rights outstanding under the former 1996 Stock Incentive Program.  As valued by the Black Scholes valuation model, these awards had no value as of December 31, 2005.

A summary of stock option activity under the two former plans during the six months ended December 31, 2005 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at July 1, 2005	2,317,400	$15.84
Granted	--	--
Exercised	--	--
Forfeited	(154,227)	16.18
Expired	(256,573)	16.37

Options outstanding at December 31, 2005	1,906,600	$15.75	5.5 years	$0

Options exercisable at December 31, 2005	1,266,731	$16.09	4.8 years	$0

Note 8. Discontinued Operations

On September 15, 2005, in conjunction with its restructuring plan to sharpen its focus on primary markets within the Furniture and Cabinets segment, the Company approved plans to sell the operations of a forest products hardwood lumber business and a business which produced and sold fixed-wall furniture systems and will no longer have continuing involvement in these businesses.  Additionally on November 8, 2005, the Company approved a plan to exit a non-core business that manufactures polyurethane and polyester molded components for use in the recreational vehicle, signage and residential furniture industries.

On October 14, 2005, the Company completed the sale of the fixed-wall furniture systems business, which included primarily the sale of property and equipment, inventory, accounts receivable and product rights.  The purchase price totaled $1.2 million, of which $0.3 million was received at closing and $0.9 million is a note receivable.  The sale resulted in a net loss of $1.4 million, which was recorded as a $1.3 million estimated impairment loss in discontinued operations during the first quarter ended September 30, 2005, and was increased by $0.1 million during the second quarter ended December 31, 2005 when the sale was completed.  The loss on disposal of the fixed-wall furniture business included an after-tax goodwill impairment loss, in thousands, of $261 recognized in the Furniture and Cabinet segment during the quarter ended September 30, 2005.  The goodwill impairment loss was based upon the cessation of cash flows related to the fixed-wall furniture systems business.  The Company's balance of goodwill related to continuing operations, in thousands, as of December 31, 2005 was $1,733 compared to $2,166 as of June 30, 2005.

On November 30, 2005, the Company completed the sale of the forest products hardwood lumber business to Indiana Hardwoods, Inc., which included primarily the sale of property and equipment, inventory, accounts receivable and timber assets.  The president and owner of Indiana Hardwoods, Inc. is Barry L. Cook, who was formerly employed by the Company as a Vice President of Kimball International, Inc. and had responsibility for this hardwoods lumber operation.  The transaction prices were negotiated between the Company and Indiana Hardwoods, Inc.  The Company also considered offers from other interested outside parties, but ultimately determined that it was in the Company's best interest financially to sell this operation to Indiana Hardwoods, Inc.  The purchase price totaled $25.5 million, of which $23.5 million was received at closing and $2.0 million is a note receivable.  The terms of the note receivable require monthly payments of interest for a three-year period, with the principal coming due after the three-year period.  The note is subordinate to the purchaser's bank loan.  If the purchaser is not in compliance with bank loan covenants or does not maintain sufficient cash flows, the principal payment on the note receivable may be delayed beyond three years.  The sale resulted in a net loss of $4.8 million, which was recorded as a $5.1 million estimated impairment loss in discontinued operations during the first quarter ended September 30, 2005, and was reduced by $0.3 million during the second quarter ended December 31, 2005 when the sale was completed.  The Company has no ongoing commitments resulting from the sales agreement.

The Company has notes receivable outstanding for the sale of the hardwoods lumber business and the final working capital adjustment on the sale of the fixed-wall furniture systems business, per the terms of the sales agreements.  The notes may represent a concentration of credit risk.  The Company maintains a provision for potential credit losses based on expected collectibility of these notes, which the Company believes is adequate.

On November 8, 2005, as part of continued efforts to tighten its focus on primary markets, the Company approved a plan to exit a non-core business that manufactures polyurethane and polyester molded components for use in the recreational vehicle, signage and residential furniture industries.  The exit plan includes primarily the sale of inventories and machinery and equipment.  The Company will not have significant continuing cash flows or continuing involvement with this business.  After-tax impairment charges of $1.1 million have been recognized as a result of negotiations through December 31, 2005.  Subsequently, on January 20, 2006, the Company completed the sale of this business.

On January 17, 2005, the Company announced its decision to exit the branded residential furniture business, which was part of the branded furniture product line within the Furniture and Cabinets segment.  The exit plan included discontinuing procurement of branded residential furniture, ending marketing and dealer activities, and selling remaining inventories.  The branded residential furniture operation had no long-lived assets, and all branded residential furniture inventory has been sold.

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

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these businesses have been classified as discontinued operations, and their operating results and losses on disposal are presented on the Loss from Discontinued Operations, Net of Tax line of the Condensed Consolidated Statements of Income.  Assets of the polyurethane business that were held for sale are presented on a separate line of the Condensed Consolidated Balance Sheet.

Operating results and losses on sales of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

(Amounts in Thousands)	2005	2004	2005	2004

Net Sales of Discontinued Operations	$ 10,639	$ 27,567	$ 28,619	$ 53,622

Operating Income (Loss) of Discontinued Operations	$ 12	$ (2,873)	$ (462)	$ (4,429)
Benefit for Income Taxes	24	1,157	212	1,777

Income (Loss) from Operations of Discontinued Operations, Net of Tax	$ 36	$ (1,716)	$ (250)	$ (2,652)

Gain (Loss) on Disposal of Discontinued Operations	$ (1,544)	$ 520	$ (12,221)	$ 520
Benefit (Provision) for Income Taxes	616	(207)	4,873	(207)

Gain (Loss) on Disposal of Discontinued Operations, Net of Tax	$ (928)	$ 313	$ (7,348)	$ 313

Loss from Discontinued Operations, Net of Tax	$ (892)	$ (1,403)	$ (7,598)	$ (2,339)

Note 9.  Assets Held for Sale

During the quarter ended December 31, 2005, several assets were classified as held for sale, including assets related to discontinued operations and other assets which met the criteria to be classified as held for sale.  The discontinued operation's assets are held in the Furniture and Cabinets segment, and include property and equipment and inventory related to the polyurethane business held for sale.  Other assets held for sale consist of property and equipment held as corporate assets, including an idle manufacturing facility and an aircraft.

Major classes of Assets Held for Sale consisted of the following:

(Amounts in Thousands)	December 31, 2005	June 30, 2005

Current assets	$ 343	$ --
Property and equipment	9,768	--

Total assets held for sale	$10,111	$ --

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Kimball International, Inc. provides a variety of products from its two business segments: the Furniture and Cabinets segment and the Electronic Contract Assemblies segment. The Furniture and Cabinets segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. The Furniture and Cabinets segment also provides engineering and manufacturing services which utilize common production and support capabilities on a contract basis to customers in the office furniture and residential furniture and cabinets industries. The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally.

Management currently considers the following events, trends and uncertainties to be most important to understanding its financial condition and operating performance:

  Globalization continues to reshape not only the industries in which the Company operates but also its key customers.

  Competitive pricing continues to put pressure on the Company's operating margins, especially for suppliers of electronic contract assemblies to customers in the automotive industry. Within the Furniture and Cabinets segment, pricing remains competitive on select projects.

  Results continue to be hindered by manufacturing inefficiencies at select operations.

  Growth in the office furniture industry continues according to the Business and Institutional Furniture Manufacturer's Association (BIFMA International).

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

  Some of the Company's component parts are used in completed assemblies in vehicles produced by U.S. automotive manufacturers.  Some of these U.S. automotive companies have recently announced restructuring activities.

  The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments, less short-term borrowings totaled $141 million at December 31, 2005, and the Company continued to generate positive operating cash flow in fiscal year 2006.

  The increasingly competitive marketplace mandates that the Company continually re-evaluate its business models.

  The regulatory and business environment for U.S. public companies requires that the Company continually evaluate and enhance its practices in the areas of corporate governance and management practices.

  The Company's employees - throughout its business operations - are an integral part of the Company's ability to compete successfully, and the stability of its management team is critical to long-term share owner value.

To address these and other trends and events, the Company has taken, or continues to consider and take, the following actions or issues:

  As end markets dictate, the Company is continually assessing excess capacity and developing plans to better utilize manufacturing operations, including shifting manufacturing capacity to lower cost venues as necessary.

  The Company has aggressively moved to increase prices of end products that have been impacted by changes in commodity costs.

  As part of its previously announced plan to sharpen the focus of the Furniture and Cabinets segment to its primary markets, during the second quarter of fiscal year 2006, the Company sold a forest products hardware lumber business unit and a business unit which produced and sold fixed-wall furniture systems. The Company also approved during the second quarter a plan to sell an operation that manufactures polyurethane and polyester molded components for use in the recreational vehicle, signage and residential furniture industries and completed the sale in January 2006.

  As part of a restructuring plan announced in September 2005, the business processes within the Furniture and Cabinets segment are being simplified and standardized and business functions are being consolidated. The Company expects to make additional capital expenditures and incur incremental consolidation costs before fully realizing the additional benefits.

  The Company continues to evaluate the most effective uses of the excess cash that its operations continue to generate, including acquisition opportunities and other uses.

  The Company has taken a number of steps to conform its corporate governance to evolving national and industry-wide best practices among U.S. public companies, not only to comply with new legal requirements, but also to enhance the decision-making process of the Board of Directors.

  Taking into account such best practices and the ongoing evolution of the Company from a family-owned enterprise to a public company with an increasing number of unaffiliated shareholders, the Board of Directors elected in January 2006 to opt in to certain provisions of Indiana corporate law.

  The Company continues to evaluate means to preserve the value of its experienced employees and management team and further align their interests with those of the shareholders.

The preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, a significant change in economic conditions, loss of key customers or suppliers, or similar unforeseen events.

Restructuring
During the first quarter of fiscal year 2006, the Company announced a restructuring plan to sharpen its focus on primary markets within the Furniture and Cabinets segment. Administrative, marketing and business development functions are being consolidated to better serve the segment's primary markets. To simplify and standardize business processes, a portion of the Company's Enterprise Resource Planning (ERP) software is being redesigned during approximately the next three years, and anticipated expenses include accelerated amortization, employee severance and other consolidation costs.

During the fourth quarter of fiscal year 2005, the Company announced a restructuring plan to consolidate its Mexican furniture and cabinets operations into one facility located in Juarez, Mexico resulting in the closure of its manufacturing facility in Mexicali, Mexico. The plan includes lease charges, severance and other employee costs, equipment relocation costs, asset impairment and other miscellaneous consolidation costs. The decision to consolidate the operations was a result of excess capacity. The consolidation and exit activities are substantially complete and will be finalized during the third quarter of this fiscal year.

Restructuring charges recorded in the second quarter of fiscal year 2006 were primarily related to the consolidation of two Mexican furniture manufacturing operations into one location.

During the second quarter of fiscal year 2003, the Company's Board of Directors approved a restructuring plan comprised of incremental cost scaling actions to more closely align the Company's operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity within both of the Company's segments. The Company has successfully executed these restructuring activities, and the final restructuring expenses pursuant to this plan were recorded in the first quarter of fiscal year 2005.  Total costs of these completed plans were within initial management estimates.

The restructuring plans are discussed in further detail in Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements.

Discontinued Operations
During the first quarter of fiscal year 2006, the Company committed to plans to sell a forest products hardwood lumber business unit and a business unit which produced and sold fixed-wall furniture systems. Both business units were part of the Furniture and Cabinets segment, and both sales were completed during the current fiscal year second quarter. During the second quarter of fiscal year 2006, the Company also committed to a plan to sell an operation that manufactures polyurethane and polyester molded components for use in the recreational vehicle, signage and residential furniture industries. This business unit was part of the Furniture and Cabinets segment and was classified as held for sale as of December 31, 2005. Subsequently, on January 20, 2006, the Company completed the sale of this business.  During fiscal year 2005, the Company exited the branded residential furniture business which was part of the branded furniture product line within the Furniture and Cabinets segment. Also during fiscal year 2005, the Company exited a veneer slicing operation. The cessation of these non-core operations does not impact any of the remaining operations of the Company. The results of the above mentioned operations are reported as discontinued operations in the Company's Condensed Consolidated Financial Statements and all prior periods have been restated.

(See Note 8 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements for more information on the discontinued operations.)

Financial results of the discontinued operations were as follows:

Three Months Ended	Six Months Ended
December 31,	December 31,

(Amounts in Thousands, Except for Per Share Data)	2005	2004	2005	2004

Net Sales of Discontinued Operations	$ 10,639	$ 27,567	$ 28,619	$ 53,622

Operating Income (Loss) of Discontinued Operations, Net of Tax	$ 36	$ (1,716)	$ (250)	$ (2,652)
Gain (Loss) on Disposal of Discontinued Operations, Net of Tax	(928)	313	(7,348)	313

Loss from Discontinued Operations, Net of Tax	$ (892)	$ (1,403)	$ (7,598)	$ (2,339)

Loss from Discontinued Operations per Class B Diluted Share	$ (0.03)	$ (0.04)	$ (0.20)	$ (0.06)

Related Party Disclosure
During the second quarter of fiscal year 2006, the Company's forest products hardwood lumber operation which has been accounted for as a discontinued operation was sold to Indiana Hardwoods, Inc.  Barry L. Cook, President of Indiana Hardwoods, Inc., was formerly employed by the Company as a Vice President of Kimball International, Inc. and had responsibility for this hardwoods lumber operation.  The transaction prices were negotiated between the Company and Indiana Hardwoods, Inc.  The Company also considered offers from other interested outside parties, but ultimately determined that it was in the Company's best interest financially to sell this operation to Indiana Hardwoods, Inc.  The purchase price totaled $25.5 million, of which $23.5 million was received at closing and $2.0 million is a note receivable.  The Company has no ongoing commitments resulting from the sales agreement.

Adoption of FASB Statement No. 123(R), Share-Based Payment
The Company maintains stock-based employee compensation plans. Prior to fiscal year 2006, the Company accounted for the plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized in income. However, expense related to other share-based awards such as restricted share units (RSUs) and performance shares had been recognized in the income statement under APB 25. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). Under the modified prospective method of adoption selected by the Company, compensation expense related to stock options is recognized beginning in fiscal year 2006, but compensation cost in fiscal year 2005 related to stock options continues to be disclosed on a pro forma basis only in Note 1-Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements. Results for prior years have not been restated.

After-tax stock option expense recognized during the three and six-month periods ended December 31, 2005 totaled, in thousands, $33 and $125, respectively. The Company estimates after-tax expense for previously issued stock options will be, in thousands, approximately $200 for the remainder of fiscal year 2006, $400 for fiscal year 2007, and $100 for fiscal year 2008, assuming a constant estimated forfeiture rate.

As of December 31, 2005, there was approximately $3.3 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over a weighted-average period of 3.9 years. As of December 31, 2005, there was approximately $4.8 million of unrecognized compensation cost related to nonvested RSU compensation arrangements awarded under the Plan. That cost is expected to be recognized over a weighted-average period of 3.6 years.

FAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. FAS 123(R) also requires that liability awards be revalued to fair value, which, upon the adoption of FAS 123(R), had the effect of a reduction of a liability for outstanding stock appreciation rights. The impact of the revaluation of the stock appreciation rights and the use of the estimated forfeiture method for prior periods has been presented on the Condensed Consolidated Income Statements as a Cumulative Effect of a Change in Accounting Principle, as required by FAS 123(R). The cumulative effect totaled $0.3 million of income, net of taxes, and was recognized in the first quarter of the current fiscal year.

During the current fiscal year, the Company shifted from awarding RSUs, which vest based solely on the passage of time, as a management retention vehicle, to awards of performance shares. The Company has not awarded stock options since fiscal year 2004.

(See Note 7 - Stock Compensation Plans of Notes to Condensed Consolidated Financial Statements for more information.)

The following discussions are based on income from continuing operations and therefore exclude all income statement activity of the discontinued operations and the cumulative effect of the accounting change.

Financial Overview - Consolidated

Second quarter fiscal year 2006 net sales of $273.9 million increased slightly from fiscal year 2005 second quarter net sales of $272.7 million as a net sales increase within the Furniture and Cabinets segment more than offset a net sales decrease within the Electronic Contract Assemblies segment. Second quarter fiscal year 2006 consolidated income from continuing operations was $5.1 million, or $0.14 per Class B diluted share, and includes $1.7 million, or $0.04 per Class B diluted share, of after-tax restructuring costs primarily related to the consolidation of two Mexican furniture manufacturing operations into one location. The prior fiscal year second quarter consolidated income from continuing operations was $7.5 million, or $0.20 per Class B diluted share.

Net sales for the six-month period ended December 31, 2005 of $541.3 million were up 2% from the same period of the prior year as a net sales increase in the Furniture and Cabinets segment was greater than the net sales decrease in the Electronic Contract Assemblies segment. Current fiscal year-to-date income from continuing operations for the period ended December 31, 2005 totaled $5.0 million, or $0.13 per Class B diluted share, inclusive of $4.6 million, or $0.12 per Class B diluted share, of after-tax restructuring costs. These restructuring charges were within the Furniture and Cabinets segment and primarily related to exit costs to consolidate two Mexican furniture manufacturing operations into one location and impairment of integrated ERP software related to consolidation of various business functions. Income from continuing operations for the year-to-date period ended December 31, 2004 totaled $13.5 million, or $0.35 per Class B diluted share, inclusive of $0.2 million, or $0.01 per Class B diluted share, of after-tax restructuring costs.

The Company experienced a decline in consolidated gross margin as a percent of sales for the second quarter and year-to-date period of fiscal year 2006 when compared to the prior fiscal year same periods. When compared to the prior fiscal year second quarter, margin declines within the Electronic Contract Assemblies segment were partially offset by an improvement in gross margin in the Furniture and Cabinets segment in addition to a sales mix shift toward the Furniture and Cabinets segment which carries a higher gross margin as a percent of sales than the Electronics segment. Consolidated Selling, General and Administrative (SG&A) expenses decreased in both absolute dollars and as a percent of net sales from the prior fiscal year second quarter due to lower selling and product warranty costs and gains on the sale of an idled manufacturing facility and an administrative office building.  The SG&A improvement was partially offset by higher incentive compensation costs.  SG&A expenses in the 2006 fiscal year-to-date period increased in absolute dollars, but decreased slightly as a percent of net sales from the prior fiscal year-to-date period.  Second quarter fiscal year 2006 consolidated other income of $2.1 million was lower than the prior year second quarter other income of $2.7 million.  Current fiscal year-to-date other income of $3.5 million was lower than the prior fiscal year-to-date other income of $5.3 million. Both the second quarter and year-to-date declines in other income were due to smaller positive currency fluctuations compared to the prior year same periods.

The effective income tax rate for the three and six-month periods ended December 31, 2005 increased 9.6 and 3.1 percentage points, respectively, from the same periods of the prior fiscal year as a greater portion of current year consolidated income was generated by domestic operations which have a higher effective tax rate than the Company's foreign facilities.

The Company changed its classification of gains and losses on sales of property and equipment, previously shown in non-operating income, to selling, general and administrative expense for each of the periods presented in the accompanying Condensed Consolidated Statements of Income. Amounts reclassified in the three and six-month periods ended December 31, 2004 were, in millions, $0 and $0.5, respectively.  In the three and six months ended December 31, 2005, the Company recognized, in millions, $1.0 and $1.2, respectively, of gains on the sale of property and equipment as selling, general and administrative expense.

Comparing the balances as of December 31, 2005 to June 30, 2005, the decline in the Company's property and equipment net of accumulated depreciation was primarily related to the sale of discontinued operations and the reclassification of other property and equipment to assets held for sale.  The decline in the deferred income taxes and other line on the Condensed Consolidated Balance Sheets was primarily due to changes in deferred taxes related to the reclassification of certain property and equipment to assets held for sale, the accelerated depreciation and asset impairment related to the discontinued operation and restructuring activities, and the impact of temporary differences between the financial statement carrying amount and tax base of other fixed assets.

Results of Operations by Segment - Three and Six Months Ended December 31, 2005 Compared to Three and Six Months Ended December 31, 2004

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

Second quarter fiscal year 2006 net sales of $169.3 million increased 6% in the Furniture and Cabinets segment when compared to fiscal year 2005 second quarter net sales of $159.9 million due to higher net sales in the branded furniture product line which more than offset decreased sales of contract private label products. Six-month net sales for fiscal year 2006 increased 6% when compared to six-month net sales for fiscal year 2005 as a net sales increase in the branded furniture product line more than offset the net sales decrease in the contract private label products. At December 31, 2005, open orders for the Furniture and Cabinets segment increased 8% from open orders at December 31, 2004.

Second quarter fiscal year 2006 net sales of the Company's branded furniture products, which include office and hospitality furniture, totaled $146.7 million as compared to net sales of $130.8 million for the second quarter last fiscal year as sales of both hospitality and office furniture increased. The office furniture net sales increase was driven by both volume and price increases on select office furniture products. The hospitality furniture increase was driven by higher sales of the standard product offerings. Fiscal 2006 year-to-date net sales of branded furniture products increased 10% when compared to six-month net sales for fiscal year 2005 as sales of both hospitality and office furniture increased. Branded furniture products open orders at December 31, 2005 were 13% higher than December 31, 2004 on both higher office furniture and hospitality furniture open orders.

Net sales of contract private label products, which include office furniture and residential furniture such as large-screen projection television cabinets, decreased 22% and 17%, respectively, in the second quarter and first half of fiscal year 2006, compared to the prior year same periods primarily due to decreased sales of residential furniture. At December 31, 2005, open orders for contract private label products were 19% lower than open orders at December 31, 2004.

Second quarter fiscal year 2006 income from continuing operations in the Furniture and Cabinets segment improved to $2.5 million, which included $1.7 million of after-tax restructuring charges, compared to income from continuing operations of $1.7 million in the second quarter of fiscal year 2005. The current quarter after-tax restructuring charges of $1.7 million were primarily related to the plan that was announced in the prior fiscal year to consolidate two Mexican furniture manufacturing operations into one location. Gross margin as a percent of sales in this segment improved over the prior fiscal year second quarter primarily due to price increases on select branded furniture products, leverage from the higher sales volumes, and improved labor efficiencies. Gross margin was somewhat hindered by inefficiencies associated with the facility consolidation activities in Mexico. Partially offsetting the improvement in margins, SG&A costs increased in absolute dollars but decreased as a percent of sales in the second quarter of fiscal year 2006 when compared to last year as higher employee benefit and incentive compensation costs were partially offset by lower warranty expenses. For the six-month period ended December 31, 2005, the Furniture and Cabinets segment recorded income from continuing operations of $1.0 million, inclusive of after-tax restructuring charges of $4.6 million, a decline from the prior year same period income from continuing operations of $3.9 million, inclusive of after-tax restructuring charges of $0.2 million.

Risk factors within this segment include, but are not limited to, general economic and market conditions, successful execution of restructuring plans, increased global competition, supply chain cost pressures and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Form 10-K filing for the period ended June 30, 2005.

Electronic Contract Assemblies Segment

Electronic Contract Assemblies segment net sales of $104.6 million for the second quarter of fiscal year 2006 decreased from net sales of $112.6 million for the prior fiscal year second quarter. New product introductions generated revenues in the current year second quarter that only partially replaced expiring programs. Current fiscal year second quarter electronic contract assembly sales to customers in the automotive and medical industries were lower than the prior fiscal year second quarter, while sales to customers in the industrial controls industry were higher. Net sales for the six-month period ended December 31, 2005 of $212.5 million decreased 4% from the prior year same period net sales of $220.5 million. Current fiscal year-to-date electronic contract assembly sales to customers in the automotive industry were lower than the prior fiscal year-to-date, while sales to customers in the industrial controls and medical industries were higher.

Electronic Contract Assemblies segment second quarter fiscal year 2006 income from continuing operations totaled $1.1 million, which is a decrease from the prior fiscal year second quarter income from continuing operations of $4.7 million. Electronic Contract Assemblies segment gross margin as a percent of sales decreased in the second quarter of fiscal year 2006 compared to the prior fiscal year second quarter in part due to the lower sales volumes, tighter margins on products resulting from competitive pricing pressures, and a sales mix shift among various products to those with lower margins. In addition, production labor costs did not decrease in proportion to the volume decline. Lower new product introduction costs in the current quarter partially offset the gross margin decline. Operating results were also impacted by higher employee benefit expenses in the current quarter which were more than offset by lower incentive compensation costs. In addition, the year-over-year second quarter earnings comparison was negatively impacted by prior year favorable foreign currency fluctuations and higher taxes as a greater portion of income was generated during the current quarter by domestic operations which have a higher effective tax rate than the Company's foreign facilities. For the six-month period ended December 31, 2005, this segment recorded income from continuing operations of $2.0 million, a decline from income from continuing operations of $7.5 million for the six-month period ended December 31, 2004.

Included in this segment are sales to TRW Automotive, Inc., a full-service automotive supplier, which accounted for the following portions of consolidated net sales and Electronic Contract Assemblies segment net sales:

Three Months Ended	Six Months Ended
December 31,	December 31,

	2005	2004	2005	2004

As a % of Consolidated Net Sales from Continuing Operations	13%	12%	13%	12%
As a % of Electronic Contract Assemblies Segment Net Sales from Continuing Operations	34%	28%	34%	29%

The increased percentages of segment net sales were a result of increased sales to TRW Automotive, Inc. coupled with lower total Electronics segment net sales. The increased TRW Automotive, Inc. sales of certain braking products and electronic power steering products were partially offset by other TRW Automotive, Inc. braking products reaching end of life. TRW Automotive, Inc. sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicle platforms, which partially mitigates the Company's exposure to this customer. The Company also continues to focus on diversification of the Electronic Contract Assemblies segment customer base.

The nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program matures and becomes established. This segment continues to experience margin pressures related to an overall excess capacity position in the electronics subcontracting services market. New business awards for projects in the automotive industry are extremely competitive.

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

Liquidity and Capital Resources

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings increased from $115 million at June 30, 2005 to $141 million at December 31, 2005. Based on accounting interpretations, the Company changed its classification of investments in municipal bond auction rate securities, previously classified as cash and cash equivalents, to short-term investments for the prior period presented in the accompanying Condensed Consolidated Statement of Cash Flows. Auction rate securities are variable rate municipal bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 1, 7, 28 or 35 days. The Company had historically classified auction rate securities as cash and cash equivalents if the period between the interest rate resets was 90 days or less, which was based on our ability to either liquidate our holding or roll our investments over to the next reset period.

Working capital at December 31, 2005 was $225 million compared to working capital of $204 million at June 30, 2005. The December 31, 2005 current assets included $10 million of assets held for sale of which most were previously included in long-term assets. The current ratio was 2.5 at December 31, 2005 and 2.4 at June 30, 2005.

The Company's internal measure of accounts receivable performance, also referred to as Days Sales Outstanding (DSO) for the first half of fiscal year 2006 improved to 43.3 from 45.9 for the same period of fiscal year 2005. The Company defines DSO as the average of monthly accounts and notes receivable divided by one day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the first half of fiscal year 2006 decreased to 44.7 from 56.5 for the same period of fiscal year 2005 primarily due to reduced inventory levels associated with the discontinued operations. The Company defines PDSOH as the average of the monthly gross inventory divided by one day's cost of sales.

Operating activities generated $22 million of cash flow in the first six months of fiscal year 2006 which was flat with the same period of fiscal year 2005. The Company reinvested $13 million into capital investments for the future, comprised primarily of manufacturing equipment. During the first quarter of the current fiscal year, the Company announced its intentions to invest in building an electronics manufacturing facility in Nanjing, China in fiscal year 2006. The Company also expects to continue to invest in resources for leveraging new and improved enterprise-wide information technology systems and solutions. Fiscal year 2006 investing cash flow activities included $24 million in proceeds received from the sale of discontinued operations. Fiscal year 2006 financing cash flow activities included $12 million in dividend payments, which remained flat with the prior year six months ended December 31, 2004.

The Company's $75 million revolving credit facility allows for both issuances of letters of credit and cash borrowings. At December 31, 2005, the Company had $2.1 million of short-term borrowings outstanding under a separate foreign credit facility which is backed by the $75 million revolving credit facility. The Company issued an additional $3.8 million in letters of credit against the revolving credit facility, which reduces total availability to borrow to $69.1 million at December 31, 2005. At June 30, 2005, the Company had $2.2 million of short-term borrowings outstanding.  On December 7, 2005, the credit facility was amended for an administrative item that was immaterial.

The $75 million revolving credit facility also provides an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at December 31, 2005.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At December 31 and June 30, 2005, the reserve for returns and allowances was $2.5 million and $2.2 million, respectively. Over the past two years, the returns and allowances reserve has been approximately 2% of gross trade receivables.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at December 31 and June 30, 2005 was $1.7 million and $1.9 million, respectively, and over the past two years, this reserve has trended between approximately 1% and 3% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 34% and 50% of consolidated inventories at December 31 and June 30, 2005, respectively, including approximately 79% and 86% of the Furniture and Cabinets segment inventories at December 31 and June 30, 2005, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and actuarial analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At both December 31 and June 30, 2005, the Company's accrued liabilities for self-insurance exposure were $8.0 million, excluding immaterial amounts held in a voluntary employees' beneficiary association (VEBA) trust.

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

New Accounting Standards

In December 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Statement of Position (SOP) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. This FSP provides guidance on terms of loans that may give rise to a concentration of credit risk, and disclosures and other accounting considerations required for concentration of credit risks. The FSP is effective for the Company in the second quarter of fiscal year 2006. The Company has provided disclosures related to concentration of credit risks. The adoption of this FSP did not have a material impact on the Company's financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP Financial Accounting Standard (FAS) 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary, and the measurement of impairment losses. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is effective for the Company beginning in the third quarter of fiscal year 2006. The Company is currently accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP will not have a material impact on the Company's financial position, results of operations or cash flows.

In October 2005, the FASB issued FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period from the date of approval. This guidance became effective for the Company in the second quarter of fiscal year 2006. The adoption of this FSP did not have a material impact on the Company's financial position, results of operations or cash flows.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2005, the Chief Executive Officer and Chief Financial Officer of the Company concluded, based upon their best judgment, that the Company's disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (October 1-October 31, 2005)	--	--	--	2,000,000
Month #2 (November 1-November 30, 2005)	--	--	--	2,000,000
Month #3 (December 1-December 31, 2005)	--	--	--	2,000,000

Total	--	--	--

The share repurchase program previously authorized by the Board of Directors was announced on August 5, 2004.  The program allows for the repurchase of up to 2 million of any combination of Class A or Class B shares and will remain in effect until all shares authorized have been repurchased.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Share Owners was held on October 18, 2005. The Board of Directors was elected in its entirety, based on the following election results:

Nominees as Directors by Holders of Class A Common Stock	Votes For*	Votes Withheld
Douglas A. Habig	12,322,055	39,463
James C. Thyen	12,322,055	39,463
John B. Habig	12,322,055	39,463
Ronald J. Thyen	12,322,055	39,463
Christine M. Vujovich	12,316,983	44,535
John T. Thyen	12,322,055	39,463
Polly B. Kawalek	12,316,983	44,535
Harry W. Bowman	12,316,983	44,535
Geoffrey L. Stringer	12,316,983	44,535
Gary P. Critser	12,322,055	39,463

Broker non-votes totaled 750 for each of the above nominees as Directors.
*Votes for nominees as Directors by holders of Class A Common Stock represented 91% of the total 13,495,331 Class A shares outstanding and eligible to vote.

Nominee as Director by Holders of Class B Common Stock	Votes For*	Votes Withheld
Dr. Jack R. Wentworth	21,178,108	1,078,606
Broker non-votes totaled 731,601 for the above nominee as Director.
*Votes for nominee as Director by holders of Class B Common Stock represented 86% of the total 24,656,980 Class B shares outstanding and eligible to vote.

The 2005 Profit Sharing Incentive Bonus Plan was approved by holders of Class A Common Stock, based on the following voting results:

Votes For*: 12,039,760	Votes Against: 58,661	Abstentions: 155,080

Broker non-votes totaled 108,767 for the above proposal.
*Votes for the 2005 Profit Sharing Incentive Bonus Plan by holders of Class A Common Stock represented 89% of the total 13,495,331 Class A shares outstanding and eligible to vote.

Item 5. Other Information

In lieu of filing a Form 8-K under Item 5.03, "Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year," the Company is providing the following disclosure in this Form 10-Q as the Form 10-Q is being filed within the four business day reporting requirement for the event.

Effective January 31, 2006, the Board of Directors of the Company amended Article XV: Regulation of Shareholders, Sections 1 and 2, of the By-laws of the Company. A copy of the Restated By-laws of the Company, as amended, is attached to this Form 10-Q as Exhibit 3(b) and is incorporated by reference herein.

Section 1 of Article XV of the Company's By-laws previously contained the Company's election not to be governed by Chapter 42 of the Indiana Business Corporation Law. The amendment changed that election such that, effective January 31, 2006, the Company will be governed by the provisions of Chapter 42 of the Indiana Business Corporation Law, which is the Control Share Acquisitions Statute. In addition, the amendment to the By-laws added a provision that any or all control shares acquired in a control share acquisition will be subject to redemption by the Company if either (a) no acquiring person statement has been filed in accordance with IC 23-1-42-6 or (b) the control shares are not accorded full voting rights by the Company's shareholders as provided in IC 23-1-42-9.

Section 2 of Article XV of the Company's By-laws was amended to rescind a prior election not to be governed by Chapter 43 of the Indiana Business Corporation Law. The amendment provides that, effective January 31, 2006, the Company will be governed by the provisions of Chapter 43 of the Indiana Business Corporation Law, which is the Business Combinations Statute.

Item 6.  Exhibits

    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(3(a))  Amended and restated Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2002)

(3(b))  Restated By-laws of the Company

(10(a))  Credit Agreement, dated as of May 20, 2004, among the Company, the Lenders and Bank One, NA, and First Amendment to Credit Agreement, dated as of December 7, 2005, by and among the Company, the Lenders Party Thereto and JPMorgan Chase Bank

(10(b))  Summary of Director and Named Executive Officer Compensation

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
February 2, 2006

By:	/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
February 2, 2006

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2002)
3(b)	Restated By-laws of the Company
10(a)	Credit Agreement, dated as of May 20, 2004, among the Company, the Lenders and Bank One, NA, and First Amendment to Credit Agreement, dated as of December 7, 2005, by and among the Company, the Lenders Party Thereto and JPMorgan Chase Bank
10(b)	Summary of Director and Named Executive Officer Compensation
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002