Form 10-Q
period 2006-03-31
KIMBALL INTERNATIONAL INC
filed 2006-05-04
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer __ Accelerated filer X Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The number of shares outstanding of the Registrant's common stock as of April 19, 2006 were:
Class A Common Stock - 13,060,935 shares
Class B Common Stock - 25,147,811 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited) March 31, 2006	June 30, 2005

Assets
Current Assets:
Cash and cash equivalents	$ 106,705	$ 57,253
Short-term investments	65,543	60,270
Receivables, less allowances of $1,809 and $2,142, respectively	122,804	125,178
Inventories	77,426	87,531
Assets held for sale	9,461	-0-
Other	20,346	21,808

Total current assets	402,285	352,040
Property and Equipment - net of accumulated depreciation of $322,650 and $356,639, respectively	145,168	176,054
Capitalized Software - net of accumulated amortization of $49,573 and $43,415, respectively	27,901	37,273
Other Assets	31,190	35,173

Total Assets	$606,544	$600,540

Liabilities and Share Owners' Equity
Current Liabilities:
Current maturities of long-term debt	$ 13	$ 49
Accounts payable	95,451	87,049
Borrowings under credit facility	10,111	2,154
Dividends payable	6,456	6,420
Accrued expenses	61,485	52,700

Total current liabilities	173,516	148,372

Other Liabilities:
Long-term debt, less current maturities	339	350
Deferred income taxes and other	15,641	23,592

Total other liabilities	15,980	23,942

Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized 14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized 28,657,000 shares issued	1,433	1,433
Additional paid-in capital	5,407	4,625
Retained earnings	482,354	495,557
Accumulated other comprehensive income	769	901
Deferred stock-based compensation	-0-	(7,812)
Less: Treasury stock, at cost
Class A - 1,304,000 and 377,000 shares, respectively	(18,737)	(5,610)
Class B - 3,512,000 and 3,881,000 shares, respectively	(54,896)	(61,586)

Total Share Owners' Equity	417,048	428,226

Total Liabilities and Share Owners' Equity	$606,544	$600,540

See Notes to Condensed Consolidated Financial Statements
3

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2006	2005	2006	2005

Net Sales	$268,048	$258,469	$809,386	$790,114

Cost of Sales	206,488	205,012	631,003	619,294

Gross Profit	61,560	53,457	178,383	170,820

Selling, General and Administrative Expenses	54,318	51,920	160,678	157,186

Restructuring Expense	1,077	-0-	8,475	321

Operating Income	6,165	1,537	9,230	13,313

Other Income (Expense):
Interest income	1,319	512	3,133	1,405
Interest expense	(37)	(69)	(111)	(142)
Non-operating income	1,832	1,239	4,100	6,620
Non-operating expense	(329)	(439)	(852)	(1,363)

Other income, net	2,785	1,243	6,270	6,520

Income from Continuing Operations Before Taxes on Income	8,950	2,780	15,500	19,833

Provision (Benefit) for Income Taxes	2,315	(317)	3,895	3,266

Income from Continuing Operations	6,635	3,097	11,605	16,567
Gain (Loss) from Discontinued Operations, Net of Tax	654	(1,778)	(6,944)	(4,117)

Income Before Cumulative Effect of Change in Accounting Principle	7,289	1,319	4,661	12,450
Cumulative Effect of Change in Accounting Principle, Net of Tax	-0-	-0-	299	-0-

Net Income	$ 7,289	$ 1,319	$ 4,960	$ 12,450

Earnings Per Share of Common Stock:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.17	$0.08	$0.29	$0.43
Class B	$0.18	$0.08	$0.31	$0.44
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.17	$0.08	$0.29	$0.42
Class B	$0.17	$0.08	$0.31	$0.43
Basic Earnings Per Share:
Class A	$0.19	$0.03	$0.12	$0.32
Class B	$0.19	$0.03	$0.13	$0.33
Diluted Earnings Per Share:
Class A	$0.19	$0.03	$0.12	$0.31
Class B	$0.19	$0.04	$0.13	$0.33

Dividends Per Share of Common Stock:
Class A	$0.155	$0.155	$0.465	$0.465
Class B	$0.160	$0.160	$0.480	$0.480

Average Total Number of Shares Outstanding Class A and B Common Stock:
Basic	38,209	38,152	38,192	38,137
Diluted	38,440	38,721	38,332	38,586
See Notes to Condensed Consolidated Financial Statements 4

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited) Nine Months Ended March 31,
(Amounts in Thousands)
	2006	2005

Cash Flows From Operating Activities:
Net income	$ 4,960	$ 12,450
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	(497)	-0-
Depreciation and amortization	28,248	31,026
Gain on sales of assets	(1,449)	(702)
Loss (gain) on disposal of discontinued operations	11,495	(520)
Restructuring	5,422	116
Deferred income tax and other deferred charges	(7,747)	(1,834)
Stock-based compensation	2,461	1,764
Change in current assets and liabilities:
Receivables	(3,413)	2,635
Inventories	(2,219)	2,607
Other current assets	2,534	221
Accounts payable	8,756	4,634
Accrued expenses	7,009	3,020

Net cash provided by operating activities	55,560	55,417

Cash Flows From Investing Activities:
Capital expenditures	(19,614)	(20,719)
Proceeds from sales of assets	3,531	140
Proceeds from sales of facilities/subsidiaries	1,912	17,520
Proceeds from disposal of discontinued operations	25,231	2,300
Purchase of capitalized software and other assets	(1,710)	(4,647)
Purchases of available-for-sale securities	(25,483)	(33,875)
Sales and maturities of available-for-sale securities	19,970	21,238
Other, net	395	-0-

Net cash provided by (used for) investing activities	4,232	(18,043)

Cash Flows From Financing Activities:
Proceeds from short-term debt	9,835	2,293
Payments on short-term debt	(1,878)	(1,212)
Payments on long-term debt	(47)	(420)
Dividends paid to share owners	(18,127)	(18,100)
Other, net	(35)	(449)

Net cash used for financing activities	(10,252)	(17,888)

Effect of Exchange Rate Change on Cash and Cash Equivalents	(88)	458

Net Increase in Cash and Cash Equivalents	49,452	19,944

Cash and Cash Equivalents at Beginning of Period	57,253	39,991

Cash and Cash Equivalents at End of Period	$ 106,705	$ 59,935

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 1,030	$ 219
Interest	$ 164	$ 177

Total Cash, Cash Equivalents and Short-Term Investments:
Cash and cash equivalents	$ 106,705	$ 59,935
Short-term investments	65,543	57,816

Totals	$ 172,248	$117,751

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

The Company has classified several operations as discontinued.  During the quarter ended March 31, 2006, the Company completed the sale of an operation that manufactures polyurethane and polyester molded components for use in the recreational vehicle, signage and residential furniture industries.  During the quarter ended December 31, 2005, the Company completed the sale of a fixed-wall furniture systems operation and a forest products hardwood lumber operation.  In fiscal year 2005, the Company exited the residential furniture market which was part of the branded furniture product line and also discontinued its veneer slicing operations.  All of this activity is applicable to the Furniture and Cabinets segment.  In accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying Condensed Consolidated Financial Statements and notes have been restated to reflect the results of these operations as discontinued operations.  See Note 8-Discontinued Operations of Notes to Condensed Consolidated Financial Statements for further discussion of these discontinued operations.

The Company changed its classification of gains and losses on sales of property and equipment, previously shown in non-operating income, to selling, general and administrative expense for each of the periods presented in the accompanying Condensed Consolidated Statements of Income. Amounts reclassified in the three and nine-month periods ended March 31, 2005 were gains of, in millions, $0.2 and $0.7 respectively.  In the three and nine months ended March 31, 2006, the Company recognized, in millions, $0.1 and $1.2, respectively, of gains on the sale of property and equipment as selling, general and administrative expense.

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

FAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs.  FAS 123(R) also requires that liability awards be revalued to fair value, which, upon the adoption of FAS 123(R), had the effect of a reduction of a liability for outstanding stock appreciation rights.  The impact of the revaluation of stock appreciation rights and the use of the estimated forfeiture method for prior periods have been presented on the Condensed Consolidated Statements of Income as a Cumulative Effect of Change in Accounting Principle, as required by FAS 123(R).  The cumulative effect recorded in the first quarter of fiscal year 2006 totaled $0.3 million of income, net of taxes.  The earnings per share impact can be found in Exhibit 11- Computation of Earnings per Share.

The Company's stock-based compensation plans allow early vesting when an employee reaches retirement age and ceases continuous service.  Under FAS 123(R), awards granted after June 30, 2005 require acceleration of compensation expense through an employee's retirement age, whether or not the employee is expected to cease continuous service on that date.  For awards granted on or before June 30, 2005, the Company accelerates compensation expense only in cases where a retirement eligible employee is expected to cease continuous service prior to an award's vesting date.  If the new provisions of FAS 123(R) had been in effect for awards prior to June 30, 2005, compensation expense including the pro forma effect of stock options, net of tax, would have been $0.0 million and $0.2 million higher during the three months ended March 31, 2006 and 2005, respectively, and $0.2 million and $0.3 million higher during the nine months ended March 31, 2006 and 2005, respectively.

The following table illustrates the effect on income from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions to stock-based employee compensation in fiscal year 2005.

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
(Amounts in Thousands, Except for Per Share Data)
Income from Continuing Operations, as reported	$ 3,097	$16,567
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	234	956
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	492	1,460

Pro Forma Income from Continuing Operations	$ 2,839	$16,063

Earnings Per Share:
As reported:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.08	$0.43
Class B	$0.08	$0.44
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.08	$0.42
Class B	$0.08	$0.43

Pro Forma:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.07	$0.42
Class B	$0.07	$0.42
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.07	$0.41
Class B	$0.07	$0.42

Tooling

The Company capitalizes the cost of tooling which it owns or which it has a noncancelable right to use during a supply arrangement.  As of March 31, 2006 and June 30, 2005, respectively, the Company had $2.9 million and $3.0 million of Company-owned tooling costs capitalized, and $0.4 million and $0.8 million of customer-owned tooling costs capitalized.

Effective Tax Rate

In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on our expected annual income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate.  Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.

New Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments (FAS 155). FAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 155 will be effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company's fiscal year 2008, with earlier adoption permitted as of the beginning of fiscal year 2007. The adoption of FAS 155 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In February 2006, the FASB issued a FASB Staff Position (FSP), Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event (FSP FAS 123(R)-4). FSP FAS 123(R)-4 amends SFAS No. 123(R) and addresses the classification of stock options and similar instruments issued as employee compensation. Instruments having contingent cash settlement features are properly classified as equity if the cash settlement feature can be exercised only upon the occurrence of a contingent event that is outside the employee's control, and it is not probable that the event will occur. If the contingent event becomes probable, the instrument shall be accounted for as a liability. The Company's stock compensation instruments contain a cash settlement option in the event of a change in control, but the event and execution of the cash settlement is outside of the employee's control, and is not probable of occurring at this time. The Company classifies these instruments as equity. The FSP will be effective for the Company in the fourth quarter of fiscal year 2006.  The adoption of FSP FAS 123(R)-4 is not expected to have a material impact on the Company's condensed consolidated financial statements.

In December 2005, the FASB issued FSP Statement of Position (SOP) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.  This FSP provides guidance on terms of loans that may give rise to a concentration of credit risk, and disclosures and other accounting considerations required for concentration of credit risks.  The FSP was effective for the Company in the second quarter of fiscal year 2006.  The Company has provided disclosures related to concentration of credit risks.  The adoption of this FSP did not have a material impact on the Company's financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary, and the measurement of impairment losses.  It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The FSP was effective for the Company beginning in the third quarter of fiscal year 2006.  The Company was accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47).  FIN 47 provides guidance relating to the identification and recognition of legal obligations to perform an asset retirement activity.  The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The provisions of FIN 47 are effective as of the fourth quarter of fiscal year 2006.  The Company is evaluating the impact of adopting FIN 47 on the Company's financial position, results of operations or cash flows.

Note 2. Inventories

Inventory components of the Company are as follows:

	March 31,	June 30,
	2006	2005
(Amounts in Thousands)
Finished Products	$25,248	$30,525
Work-in-Process	6,783	13,969
Raw Materials	45,395	43,037

Total Inventory	$77,426	$87,531

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income (loss), shown net of tax if applicable, for the three and nine-month periods ended March 31, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2006	2005	2006	2005
(Amounts in Thousands)
Net Income	$ 7,289	$ 1,319	$ 4,960	$12,450
Change in Unrealized Gains/Losses on Securities [1]	(18)	(189)	(134)	(187)
Change in Gains/Losses on Derivatives [2]	(133)	(1,380)	124	(39)
Foreign Currency Translation Adjustment	(126)	(7)	(122)	8

Comprehensive Income (Loss)	$ 7,012	($ 257)	$ 4,828	$12,232

[1] Net of tax expense/(benefit), in thousands, of ($11) and ($125) for the three months ended March 31, 2006 and 2005, respectively, and ($88) and ($125) for the nine months ended March 31, 2006 and 2005, respectively.

[2] Net of tax expense/(benefit), in thousands, of ($28) and ($323) for three months ended March 31, 2006 and 2005, respectively, and $37 and ($5) for the nine months ended March 31, 2006 and 2005, respectively.  The Company's use of derivatives is generally limited to forward purchases of foreign currency designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency.

Note 4. Segment Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture and Cabinets segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. The Furniture and Cabinets segment also provides engineering and manufacturing services which utilize common production and support capabilities on a contract basis to customers primarily in the residential furniture and cabinets industry. The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. The Company's focus is on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The Company currently sells primarily to customers in the automotive, industrial controls and medical industries. Intersegment sales are insignificant.

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

	At or For the
	Three Months Ended				Nine Months Ended
	March 31,				March 31,

	2006		2005		2006		2005

(Amounts in Thousands)
Net Sales:
Furniture and Cabinets	$156,900		$146,853		$485,462		$457,737
Electronic Contract Assemblies	111,148		111,260		323,670		331,724
Unallocated Corporate and Eliminations	--		356		254		653

Consolidated	$268,048		$258,469		$809,386		$790,114

Income from Continuing Operations:
Furniture and Cabinets	$ 4,779		$ 487		$ 5,772		$ 4,381
Electronic Contract Assemblies	892		1,579		2,852		9,099
Unallocated Corporate and Eliminations	964		1,031		2,981		3,087

Consolidated	$ 6,635	[1]	$ 3,097	[2]	$ 11,605	[1]	$ 16,567	[2]

Total Assets:
Furniture and Cabinets	$237,142		$289,617
Electronic Contract Assemblies	218,169		221,372
Unallocated Corporate and Eliminations	151,233		104,809

Consolidated	$606,544	[3]	$615,798

[1] Income from Continuing Operations includes after-tax restructuring charges, in thousands, of $658 and $5,260 in the three and nine months ended March 31, 2006, respectively.  The Furniture and Cabinets segment recorded, in the three and nine months ended March 31, 2006, in thousands, $454 and $5,056, respectively, of after-tax restructuring charges.  The Electronic Contract Assemblies segment recorded, in each of the three and nine-month periods ended March 31, 2006, in thousands, $204 of after-tax restructuring charges.  See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

[2] Income from Continuing Operations includes after-tax restructuring charges, in thousands, of $0 and $193 in the three and nine months ended March 31, 2005, respectively.  On a segment basis, in the three and nine months ended March 31, 2005, the Furniture and Cabinets segment recorded, in thousands, $0 and $179 of after-tax restructuring charges, and Unallocated Corporate recorded, in thousands, $0 and $14 of after-tax restructuring charges, respectively.  See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

[3] Significant reductions in Furniture and Cabinets segment assets were the result of sales of a forest products hardwood lumber business, a fixed-wall furniture systems business and a business that manufactures polyurethane and polyester molded components, and the exit of a manufacturing facility located in Mexicali, Mexico.  Unallocated corporate assets increased primarily as a result of cash proceeds from the sale of non-core business units.

Sales by Product Line

The Furniture and Cabinets segment produces and sells a variety of similar products and services. Net sales to external customers by product line within the Furniture and Cabinets segment were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2006	2005	2006	2005

(Amounts in Thousands)
Net Sales:
Furniture and Cabinets
Branded Furniture	$140,946	$122,991	$425,345	$380,654
Contract Private Label Products	15,954	23,862	60,117	77,083

Total	$156,900	$146,853	$485,462	$457,737

Note 5. Restructuring Expense

As a result of excess capacity in North America, in February 2006 the Company approved a restructuring plan within the Electronic Contract Assemblies segment to exit a manufacturing facility located in Northern Indiana.  As part of this restructuring plan, the production for select programs will be transferred to other locations within this segment.  Operations at this facility are scheduled to cease in the Company's first quarter of fiscal year 2007.  The Company estimates total pre-tax restructuring charges related to this plan will be approximately $1.6 million, consisting of $0.7 million of employee severance cost, asset impairment of $0.1 million, acceleration of software amortization of $0.4 million, and other restructuring costs of $0.4 million.

During the first quarter of fiscal year 2006, the Company announced a plan to sharpen its focus on primary markets within the Furniture and Cabinets segment.  Actions under the plan include consolidation of administrative, marketing and business development functions to better serve the segment's primary markets.  To simplify and standardize business processes, a portion of the Company's Enterprise Resource Planning (ERP) software is being redesigned during approximately the next three years, and accelerated amortization, employee severance and other consolidation costs will be recognized during this period.  During the first quarter of fiscal year 2006, capitalized software costs related to the ERP software that was not yet placed in service were abandoned and recognized as impaired.  Restructuring charges related to ERP software impairment, accelerated amortization and employee severance are recorded on the Restructuring Expense line item of the Company's Condensed Consolidated Statements of Income.  The plan also included the sale of a forest products hardwood lumber business and a business unit which produced fixed-wall furniture systems.  Losses on the sale of these business units are presented on the Discontinued Operations line item on the Company's Condensed Consolidated Statements of Income.  See Note 8-Discontinued Operations of Notes to Condensed Consolidated Financial Statements for further discussion of these discontinued operations.  The Company estimates total pre-tax charges under the plan to be approximately $17.8 million, including a loss on the sale of business operations of $10.3 million which was recorded as discontinued operations, and restructuring charges for software impairment of $3.5 million, acceleration of software amortization of $2.3 million, employee severance costs of $1.2 million, and fixed asset impairment and other restructuring costs of $0.5 million.

During the fourth quarter of fiscal year 2005, the Company announced a plan to consolidate its Mexican contract furniture and cabinets operations into one facility located in Juarez, Mexico, resulting in the closure of its manufacturing facility in Mexicali, Mexico.  The plan includes lease charges, severance and other employee costs, equipment relocation costs, asset impairment and other miscellaneous consolidation costs.  The Company's total pre-tax restructuring charges under the plan are expected to approximate $4.4 million.  Activities outlined in this restructuring plan which began in the fourth quarter of fiscal year 2005 are substantially complete and will be finalized during the fourth quarter of this fiscal year.

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

The Company accounts for restructuring costs in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets.  Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.

Fiscal Year 2006 Charges

As a result of the fiscal year 2005 and 2006 restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $1.1 million and $8.5 million in the three and nine months ended March 31, 2006, respectively.  Within the Furniture and Cabinets segment, the Company recognized pre-tax restructuring expense of $0.7 million and $8.1 million in the three and nine months ended March 31, 2006, respectively.  Included in the restructuring charge for the three and nine months ended March 31, 2006, respectively, was $0.1 million and $1.1 million for employee transition costs, $0.2 million and $5.2 million for asset impairment and $0.4 million and $1.8 million for plant closures and other costs.  Within the Electronic Contract Assemblies segment, the Company recognized pre-tax restructuring expense of $0.4 million for both the three and nine-month periods ended March 31, 2006, each of which included restructuring charges of $0.1 million for asset impairment, $0.1 million for accelerated software amortization and $0.2 million for employee transition costs.

Fiscal Year 2005 Charges

As a result of the fiscal year 2003 restructuring plan, the Company recognized consolidated pre-tax restructuring expense of $0.0 and $0.3 million in the three and nine months ended March 31, 2005, respectively, primarily within the Furniture and Cabinets segment. Included in the restructuring charge was $0.1 million for asset impairment and $0.2 million for plant closure and other exit costs.

Reserves

At March 31, 2006, a total of $0.3 million of restructuring liabilities related to the fiscal year 2005 and 2006 restructuring plans remained on the Condensed Consolidated Balance Sheet as shown below.  The restructuring charge, utilization and cash paid, and ending reserve balances at March 31, 2006 were as follows:

	Transition and Other Employee Costs	Asset Impairment	Plant Closure and Other Exit Costs	Total
(Amounts in Thousands)
Accrued Restructuring at June 30, 2005	$ 53	$ --	$ --	$ 53

Amounts Charged - Cash	1,266	--	1,786	3,052
Amounts Charged - Non-Cash	--	5,423	--	5,423

Subtotal	1,266	5,423	1,786	8,475

Amounts Utilized / Cash Paid	(1,143)	(5,423)	(1,682)	(8,248)
Amounts Adjusted	--	--	--	--

Accrued Restructuring at March 31, 2006	$ 176	$ --	$ 104	$ 280

In total, the Company has recognized pre-tax restructuring charges of $4.6 million and pre-tax losses on sales of discontinued operations of $10.3 million related to the restructuring plans announced in fiscal year 2006 and pre-tax charges of $4.0 million related to the restructuring plan announced in fiscal year 2005.  The $4.6 million charge in fiscal year 2006 included $4.2 million within the Furniture and Cabinet segment, and $0.4 million within the Electronic Contract Assemblies segment.

Note 6. Guarantees and Product Warranties

As of March 31, 2006, the Company had guarantees issued which are contingent on the future performance of another entity. The guarantees include customer lease financing with recourse whereby the Company may become liable to a third party leasing company if the customer defaults on its lease, guarantees of third party dealer facility leases and bank loans whereby the Company may become liable if the dealer defaults on a lease or bank loan, and guarantees associated with subleases whereby the Company may be responsible for lease commitments if the sublessee defaults. At the inception of a guarantee, the Company recognizes a liability for obligations the Company may incur if specified triggering events or conditions occur. The liability is recorded at fair value which is estimated based on various factors including risk that the Company may have to perform under a guarantee, and ability to recover against payments made on a guarantee. The maximum potential liability and carrying amount recorded for these guarantees is immaterial to the Company's financial position.

The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered. Management may refine the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the nine months ended March 31, 2006 and 2005 were as follows:

	Nine Months Ended March 31,

(Amounts in Thousands)	2006	2005

Product Warranty Liability at the beginning of the period	$ 3,653	$ 3,578
Accrual for warranties issued	562	1,246
Accruals (reductions) related to pre-existing warranties (including changes in estimates)	(598)	567
Settlements made (in cash or in kind)	(1,322)	(1,050)

Product Warranty Liability at the end of the period	$ 2,295	$ 4,341

Note 7. Stock Compensation Plans

On August 19, 2003, the Board of Directors adopted the 2003 Stock Option and Incentive Plan (the "2003 Plan"), which was approved by the Company's Share Owners on October 21, 2003.  Under the 2003 Plan, 2,500,000 shares of Common Stock were reserved for restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units and stock appreciation rights for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees.  The 2003 Plan is a 10 year plan.  The Company also has stock options outstanding under two former stock incentive plans, which are described below.  The pre-tax compensation cost that was charged against income for all of the plans was $0.8 million and $2.5 million for the three and nine months ended March 31, 2006, respectively.  The total income tax benefit recognized in the income statement for stock compensation arrangements was $0.3 million and $1.0 million for the three and nine months ended March 31, 2006, respectively.  These compensation expense and tax benefit amounts exclude the impact of the Cumulative Effect of a Change in Accounting Principle, as described in Note 1-Summany of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.  The Company generally uses treasury shares to satisfy option exercises and share unit conversions.

Performance Shares

The Company awards performance shares to officers and other key employees under the 2003 Plan.  Under these awards, a number of shares will be granted to each participant based upon the attainment of the applicable bonus percentage calculated under the Company's profit sharing incentive bonus plan as applied to a total potential share award made and approved by the Compensation Committee. Performance shares vest at the end of the fiscal year in which the performance measurement period is complete and are issued as Class A and Class B common shares shortly after vesting.  Certain outstanding performance shares are applicable to performance measurement periods in future fiscal years.  The contractual life of performance shares ranges from one to five years.  If a participant is not employed by the Company on the date of issuance, the performance share award is forfeited, except in the case of death, retirement at age 62 or older, total permanent disability, or, effective May 1, 2006, certain other circumstances described in the Company's employment policy.  A portion of a participant's performance shares may be forfeited due to a change in eligibility.

A summary of performance share activity under the 2003 Plan during the nine months ended March 31, 2006 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Performance shares outstanding at July 1, 2005	--	$ --
Granted	509,184	12.22
Vested	--	--
Forfeited	(35,615)	12.24

Performance shares outstanding at March 31, 2006	473,569	$12.22

As of March 31, 2006, there was approximately $3.6 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals.  That cost is expected to be recognized over a weighted-average period of 3.9 years.  No performance shares vested during the three and nine months ended March 31, 2006.  The fair value of performance shares is based on the stock price at the date of award, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards.

Restricted Share Units

Nonvested Restricted Share Units (RSU) awarded to officers and other key employees are currently outstanding under the 2003 Plan. RSUs vest five years after the date of award.  Upon vesting, the outstanding number of RSUs and the value of dividends accumulated over the vesting period are converted to shares of Class A and Class B common stock.  If the employment of a holder of an RSU terminates before the RSU has vested for any reason other than death, retirement at age 62 or older, total permanent disability, or, effective May 1, 2006, certain other circumstances described in the Company's employment policy, the RSU will be forfeited. If employment terminates due to one of those reasons, the RSU will become fully vested and payable.

A summary of RSU activity under the 2003 Plan during the nine months ended March 31, 2006 is presented below:

	Number of Share Units	Weighted Average Grant Date Fair Value

Restricted Share Units outstanding at July 1, 2005	614,375	$15.77
Granted	--	--
Vested	--	--
Forfeited	(64,300)	15.85

Restricted Share Units outstanding at March 31, 2006	550,075	$15.76

As of March 31, 2006, there was approximately $4.0 million of unrecognized compensation cost related to nonvested RSU compensation arrangements awarded under the 2003 Plan.  That cost is expected to be recognized over a weighted-average period of 3.3 years.  No RSUs vested during the three and nine months ended March 31, 2006.  The fair value of RSU awards is based on the stock price at the date of award.

Unrestricted Share Grants

Under the 2003 Plan, unrestricted shares may be granted to participants as consideration for service to the Company.  Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale or other restrictions.  The fair value of unrestricted shares is based on the stock price at the date of the award.  During both the three and nine months ended March 31, 2006, the Company granted a total of 18,501 unrestricted shares of Class B common stock at an average grant date fair value of $11.22.  These shares were issued to members of the Board of Directors as compensation for director's fees, as a result of directors' elections to receive unrestricted shares in lieu of cash payment.

Stock Options

The Company has stock options outstanding under two former stock incentive plans.  The 1996 Stock Incentive Program, which was approved by the Company's Share Owners on October 22, 1996, allowed the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, and performance share awards to officers and other key employees of the Company, and to members of the Board of Directors who are not employees.  The 1996 Stock Incentive Program will continue to have options outstanding through fiscal year 2013.  The 1996 Directors' Stock Compensation and Option Plan, available to all members of the Board of Directors, was approved by the Company's Share Owners on October 22, 1996.  Under terms of that plan, Directors electing to receive all, or a portion, of their fees in the form of Company stock were also granted a number of stock options equal to 50% of the number of shares received for compensation of fees. The Directors' Stock Compensation and Option Plan will continue to have options outstanding through fiscal year 2009.  No shares remain available for new grants under the Company's prior stock option plans.

There were no stock option grants awarded or exercised during the three and nine months ended March 31, 2006.   The fair value of each outstanding option award was estimated on the date of grant using a Black Scholes valuation model.  Assumptions used in the model for the prior year grants are described in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.  Options granted under the plans generally are exercisable from six months to five years after the date of grant and expire five to ten years after the date of grant.  Stock options are forfeited when employment terminates, except in the case of retirement at age 62 or older, death, permanent disability, or, effective May 1, 2006, certain other circumstances described in the Company's employment policy.

The Company also has an immaterial number of stock appreciation rights outstanding under the former 1996 Stock Incentive Program.  As valued by the Black Scholes valuation model, these awards had no value as of March 31, 2006.

A summary of stock option activity under the two former plans during the nine months ended March 31, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Options outstanding at July 1, 2005	2,317,400	$15.84
Granted	--	--
Exercised	--	--
Forfeited	(246,852)	15.74
Expired	(256,573)	16.37

Options outstanding at March 31, 2006	1,813,975	$15.79	5.2 years	$32

Options exercisable at March 31, 2006	1,206,731	$16.14	4.5 years	$32

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

On October 14, 2005, the Company completed the sale of the fixed-wall furniture systems business, which included primarily the sale of property and equipment, inventory, accounts receivable and product rights.  The purchase price totaled $1.2 million, of which $0.3 million was received at closing and $0.9 million was a note receivable.  The note receivable has been collected, with the exception of a small escrow not yet due.  The sale resulted in a net loss of $1.4 million, which was recorded as a $1.3 million estimated impairment loss in discontinued operations during the first quarter ended September 30, 2005, and was subsequently increased by $0.1 million when the sale was completed.  The loss on disposal of the fixed-wall furniture business included an after-tax goodwill impairment loss, in thousands, of $261 recognized in the Furniture and Cabinet segment during the quarter ended September 30, 2005.  The goodwill impairment loss was based upon the cessation of cash flows related to the fixed-wall furniture systems business.  The Company's balance of goodwill related to continuing operations, in thousands, as of March 31, 2006 was $1,733 compared to $2,166 as of June 30, 2005.  The Company will not have significant continuing cash flows or continuing involvement with this business.

On November 30, 2005, the Company completed the sale of the forest products hardwood lumber business to Indiana Hardwoods, Inc., which included primarily the sale of property and equipment, inventory, accounts receivable and timber assets.  The president and owner of Indiana Hardwoods, Inc. is Barry L. Cook, who was formerly employed by the Company as a Vice President of Kimball International, Inc. and had responsibility for this hardwoods lumber operation.  The transaction prices were negotiated between the Company and Indiana Hardwoods, Inc.  The Company also considered offers from other interested outside parties, but ultimately determined that it was in the Company's best interest financially to sell this operation to Indiana Hardwoods, Inc.  The purchase price totaled $25.5 million, of which $23.5 million was received at closing and $2.0 million is a note receivable.  The terms of the note receivable require monthly payments of interest for a three-year period, with the principal coming due after the three-year period.  The note is subordinate to the purchaser's bank loan.  If the purchaser is not in compliance with bank loan covenants or does not maintain sufficient cash flows, the principal payment on the note receivable may be delayed beyond three years.  The note may represent a concentration of credit risk.  The Company maintains a provision for potential credit losses based on expected collectibility of the note, which the Company believes is adequate.  The sale resulted in a net loss of $4.8 million, which was recorded as a $5.1 million estimated impairment loss in discontinued operations during the first quarter ended September 30, 2005, and was reduced by $0.3 million during the second quarter ended December 31, 2005 when the sale was completed.  The Company has no ongoing commitments resulting from the sales agreement.

On January 20, 2006, the Company completed the sale of a non-core business that manufactures polyurethane and polyester molded components for use in the recreational vehicle, signage and residential furniture industries, which included primarily the sale of inventories and machinery and equipment.  The purchase price totaled $0.6 million.  The sale resulted in a net loss of $0.7 million, which was recorded as a $1.1 million estimated impairment loss in discontinued operations during the second quarter ended December 31, 2005, and was decreased by $0.4 million during the third quarter ended March 31, 2006 when the sale was completed.  The Company will not have significant continuing cash flows or continuing involvement with this business.

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

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these businesses have been classified as discontinued operations, and their operating results and gains (losses) on disposal are presented on the Gain (Loss) from Discontinued Operations, Net of Tax line of the Condensed Consolidated Statements of Income.

Operating results and gains (losses) on sales of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

(Amounts in Thousands)	2006	2005	2006	2005

Net Sales of Discontinued Operations	$ 459	$ 21,772	$ 29,078	$ 75,394

Operating Income (Loss) of Discontinued Operations	$ 361	$ (2,952)	$ (101)	$ (7,381)
Benefit (Provision) for Income Taxes	(144)	1,174	68	2,951

Income (Loss) from Operations of Discontinued Operations, Net of Tax	$ 217	$ (1,778)	$ (33)	$ (4,430)

Gain (Loss) on Disposal of Discontinued Operations	$ 726	$ 0	$ (11,495)	$ 520
Benefit (Provision) for Income Taxes	(289)	0	4,584	(207)

Gain (Loss) on Disposal of Discontinued Operations, Net of Tax	$ 437	$ 0	$ (6,911)	$ 313

Gain (Loss) from Discontinued Operations, Net of Tax	$ 654	$ (1,778)	$ (6,944)	$ (4,117)

Note 9.  Assets Held for Sale

At March 31, 2006, two assets totaling $9,461, in thousands, were classified as held for sale. The assets held for sale consist of property and equipment held as corporate assets, including an idle manufacturing facility and an aircraft.

Note 10. Subsequent Event

On April 3, 2006, the Company entered into an asset purchase agreement for the acquisition of the Bridgend, Wales, UK manufacturing operations of Bayer Diagnostics Manufacturing Limited ("BDML") and its parent company, Bayer Healthcare, LLC, a member of the worldwide group of companies headed by Bayer AG. The closing of the purchase was effective April 3, 2006. The operating results of BDML will be included in the Company's consolidated financial statements beginning on the acquisition date.

The acquisition will be included in the Company's Electronic Contract Assemblies segment and will enable the Company to capitalize on growth opportunities in the medical market within this segment. The BDML workforce and their capabilities will add to the Company's package of value that is offered to its medical customers and is a step in the Company's strategy to diversify its markets.

The Company agreed to pay BDML a sum of $25.2 million (14.4 million GBP). The purchase price will be adjusted, in the period not to exceed 120 days, by the difference in aggregate net book value of the machinery, equipment and inventory on March 31, 2006 and $25.2 million (14.4 million GBP).  Preliminarily the purchase price adjustment is estimated to be an additional $6 million to $8 million.  Direct costs of the acquisition totaled $0.3 million as of March 31, 2006.

The following table summarizes the assets acquired at the date of the BDML acquisition. The building and land were not part of the assets acquired. The Company will lease a portion of the facility from a third party. Liabilities prior to April 3, 2006 were excluded from the acquisition. While not part of the liabilities of BDML, certain liabilities that meet the criteria for recognition under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, will be recognized and included in the allocation of the purchase price. The purchase price allocation will not be final until additional information is obtained and therefore the table below includes only the initial amount agreed to and the direct acquisition costs.

(Amounts in millions)	April 3, 2006

Inventory	$22.4
Property and equipment	2.5
Goodwill	2.2

Total assets acquired	27.1

Current liabilities	1.6

Net assets acquired	$25.5

For tax purposes, the initial amount of goodwill that will be recognized will be approximately $0.3 million and will be fully deductible. The difference between book and tax goodwill is due to the liabilities recognized for book purposes under EITF 95-3 mentioned above and acquisition costs that are not part of the purchase price allocation for tax purposes. The entire amount of goodwill will be allocated to the Electronic Contract Assemblies segment of the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Kimball International, Inc. provides a variety of products from its two business segments: the Furniture and Cabinets segment and the Electronic Contract Assemblies segment. The Furniture and Cabinets segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. The Furniture and Cabinets segment also provides engineering and manufacturing services which utilize common production and support capabilities on a contract basis to customers primarily in the residential furniture and cabinets industry. The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally.

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

While the Company has seen recent improvement in its gross margin, results continue to be hindered by manufacturing inefficiencies at select operations.
Growth in the office furniture industry continues according to the Business and Institutional Furniture Manufacturer's Association (BIFMA International).
  The nature of the contract electronics manufacturing industry is such that the start-up of new programs to replace departing customers or expiring programs occurs frequently and the new programs often carry lower margins. The success of the Company's Electronic Contract Assemblies segment is dependent on the successful replacement of such customers or programs. Such changes usually occur gradually over time as old programs phase out of production while newer programs ramp up.

  Some of the electronic component parts produced by the Company are used in completed assemblies in vehicles produced by U.S. automotive manufacturers. Some of these U.S. automotive companies have recently announced restructuring activities.

  The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments, less short-term borrowings totaled $162 million at March 31, 2006, and the Company continued to generate positive operating cash flow in the first nine months of fiscal year 2006.

The increasingly competitive marketplace mandates that the Company continually re-evaluate its business models.
  The regulatory and business environment for U.S. public companies requires that the Company continually evaluate and enhance its practices in the areas of corporate governance and management practices.

  The Company's employees throughout its business operations are an integral part of the Company's ability to compete successfully, and the stability of its management team is critical to long-term share owner value.

To address these and other trends and events, the Company has taken, or continues to consider and take, the following actions or issues:

  As end markets dictate, the Company is continually assessing excess capacity and developing plans to better utilize manufacturing operations, including shifting manufacturing capacity to lower cost venues as necessary.

  As part of its previously announced plan to sharpen the focus of the Furniture and Cabinets segment to its primary markets, during the second quarter of fiscal year 2006, the Company sold a forest products hardwood lumber business unit and a business unit which produced and sold fixed-wall furniture systems. The Company also sold during the third quarter of fiscal year 2006 an operation that manufactures polyurethane and polyester molded components for use in the recreational vehicle, signage and residential furniture industries.

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
  As part of the Company's diversification plan for the Electronic Contract Assemblies segment, subsequent to the current quarter on April 3, 2006 the Company acquired the Bridgend, Wales, UK manufacturing operation of Bayer Diagnostics Manufacturing Limited. The Company expects the acquisition to enable the Electronics Contract Assemblies segment to capitalize on growth opportunities in the medical market. See Note 10 - Subsequent Event of Notes to Condensed Consolidated Financial Statements for more information.

The preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, a significant change in economic conditions, loss of key customers or suppliers, or similar unforeseen events.

Restructuring

During the current year third quarter, the Company approved a restructuring plan within the Electronic Contract Assemblies segment to exit a manufacturing facility located in Northern Indiana.  As part of this restructuring plan, the production for select programs will be transferred to other locations within this segment.  Operations at this facility are scheduled to cease in the Company's first quarter of fiscal year 2007. The plan includes employee transition costs, asset impairment costs, accelerated software amortization costs and other exit costs.  The decision to exit this facility was a result of excess capacity in North America.

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

During the fourth quarter of fiscal year 2005, the Company announced a restructuring plan to consolidate its Mexican furniture and cabinets operations into one facility located in Juarez, Mexico resulting in the closure of its manufacturing facility in Mexicali, Mexico. The plan includes lease charges, severance and other employee costs, equipment relocation costs, asset impairment and other miscellaneous consolidation costs. The decision to consolidate the operations was a result of excess capacity. The consolidation and exit activities are substantially complete and final facility clean up costs will wrap up in the fourth quarter of this fiscal year.

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

The restructuring plans and associated costs are discussed in further detail in Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements.

Discontinued Operations

During the first quarter of fiscal year 2006, the Company committed to plans to sell a forest products hardwood lumber business unit and a business unit which produced and sold fixed-wall furniture systems. Both business units were part of the Furniture and Cabinets segment, and both sales were completed during the current fiscal year second quarter. During the second quarter of fiscal year 2006, the Company also committed to a plan to sell an operation that manufactures polyurethane and polyester molded components for use in the recreational vehicle, signage and residential furniture industries. This business unit was part of the Furniture and Cabinets segment, and the sale was completed during the current fiscal year third quarter. During fiscal year 2005, the Company exited the branded residential furniture business which was part of the branded furniture product line within the Furniture and Cabinets segment. Also during fiscal year 2005, the Company exited a veneer slicing operation. The cessation of these non-core operations does not impact any of the remaining operations of the Company. The results of the above mentioned operations are reported as discontinued operations in the Company's Condensed Consolidated Financial Statements and all prior periods have been restated.

(See Note 8 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements for more information on the discontinued operations.)

Financial results of the discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

(Amounts in Thousands, Except for Per Share Data)	2006	2005	2006	2005

Net Sales of Discontinued Operations	$ 459	$ 21,772	$ 29,078	$ 75,394

Operating Income (Loss) of Discontinued Operations, Net of Tax	$ 217	$ (1,778)	$ (33)	$ (4,430)
Gain (Loss) on Disposal of Discontinued Operations, Net of Tax	437	--	(6,911)	313

Gain (Loss) from Discontinued Operations, Net of Tax	$ 654	$ (1,778)	$ (6,944)	$ (4,117)

Earnings (Loss) from Discontinued Operations per Class B Diluted Share	$ 0.02	$ (0.04)	$ (0.19)	$ (0.10)

Related Party Disclosure

During the second quarter of this fiscal year, the Company's forest products hardwood lumber operation which has been accounted for as a discontinued operation was sold to Indiana Hardwoods, Inc. Barry L. Cook, President of Indiana Hardwoods, Inc. was formerly employed by the Company as a Vice President of Kimball International, Inc. and had responsibility for this hardwoods lumber operation. The transaction prices were negotiated between the Company and Indiana Hardwoods, Inc. The Company also considered offers from other interested outside parties, but determined that it was in the Company's best interest financially to sell this operation to Indiana Hardwoods, Inc. The purchase price totaled $25.5 million, of which $23.5 million was collected at closing and $2.0 million is a note receivable. The Company has no ongoing commitments resulting from the sales agreement.

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

After-tax stock option expense recognized during the three and nine-month periods ended March 31, 2006 totaled, in thousands, $11 and $136, respectively. The Company estimates after-tax expense for previously issued stock options will be, in thousands, approximately $100 for the remainder of fiscal year 2006, $300 for fiscal year 2007, and $100 for fiscal year 2008, assuming a constant estimated forfeiture rate.

As of March 31, 2006, there was approximately $3.6 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over a weighted-average period of 3.9 years. As of March 31, 2006, there was approximately $4.0 million of unrecognized compensation cost related to nonvested RSU compensation arrangements awarded under the Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years.

FAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. FAS 123(R) also requires that liability awards be revalued to fair value, which, upon the adoption of FAS 123(R), had the effect of a reduction of a liability for outstanding stock appreciation rights. The impact of the revaluation of the stock appreciation rights and the use of the estimated forfeiture method for prior periods has been presented on the Condensed Consolidated Statements of Income as a Cumulative Effect of a Change in Accounting Principle, as required by FAS 123(R). The cumulative effect totaled $0.3 million of income, net of taxes, and was recognized in the first quarter of the current fiscal year.

During the current fiscal year, the Company shifted from issuing RSUs, which vest based solely on the passage of time, as a management retention vehicle, to awards of performance shares. The Company has not awarded stock options since fiscal year 2004.

(See Note 7 - Stock Compensation Plans of Notes to Condensed Consolidated Financial Statements for more information.)

The following discussions are based on income from continuing operations and therefore exclude all income statement activity of the discontinued operations and the cumulative effect of the accounting change.

Financial Overview - Consolidated

Third quarter fiscal year 2006 net sales of $268.0 million increased 4% from fiscal year 2005 third quarter net sales of $258.5 million due to a net sales increase within the Furniture and Cabinets segment as net sales within the Electronic Contract Assemblies segment approximated fiscal year 2005 third quarter net sales. Third quarter fiscal year 2006 consolidated income from continuing operations was $6.6 million, or $0.17 per Class B diluted share, and includes $0.7 million, or $0.02 per Class B diluted share, of after-tax restructuring costs. Restructuring charges were recorded in both segments and included facility consolidation costs, accelerated ERP software amortization costs and employee transition costs. The prior fiscal year third quarter consolidated income from continuing operations was $3.1 million, or $0.08 per Class B diluted share.

Net sales for the nine-month period ended March 31, 2006 of $809.4 million were up 2% from the same period of the prior year as a net sales increase in the Furniture and Cabinets segment was greater than the net sales decrease in the Electronic Contract Assemblies segment. Current fiscal year-to-date income from continuing operations for the period ended March 31, 2006 totaled $11.6 million, or $0.31 per Class B diluted share, inclusive of $5.3 million, or $0.14 per Class B diluted share, of after-tax restructuring costs. These restructuring charges were mostly within the Furniture and Cabinets segment and primarily relate to exit costs to consolidate two Mexican furniture manufacturing operations into one location as well as impairment and accelerated amortization of integrated ERP software related to consolidation of various business functions. Income from continuing operations for the year-to-date period ended March 31, 2005 totaled $16.6 million, or $0.43 per Class B diluted share, inclusive of $0.2 million, or $0.01 per Class B diluted share, of after-tax restructuring costs.

The Company experienced an improvement in consolidated gross margin as a percent of sales for the third quarter and year-to-date period of fiscal year 2006 when compared to the prior fiscal year same periods. When compared to the prior fiscal year third quarter, gross margin improvements within the Furniture and Cabinets segment were only partially offset by a decline within the Electronic Contract Assemblies segment. Consolidated Selling, General and Administrative (SG&A) expenses increased in both absolute dollars and as a percent of net sales from the prior fiscal year third quarter as lower selling and administrative costs were offset by higher incentive compensation costs. SG&A expenses increased in absolute dollars but remained flat as a percent of net sales from the prior fiscal year-to-date period. Third quarter fiscal year 2006 consolidated other income of $2.8 million was higher than the prior year third quarter other income of $1.2 million primarily due to higher investment and interest income.  Current fiscal year-to-date other income of $6.3 million was lower than the prior fiscal year-to-date other income of $6.5 million.

The effective income tax rate for the three and nine-month periods ended March 31, 2006 increased from the same periods of the prior fiscal year primarily due to a greater portion of current year consolidated income generated by domestic operations which have a higher effective tax rate than the Company's foreign facilities. In addition, the prior year quarter effective income tax rate was lower as the Company recorded an overall income tax benefit as a result of various tax benefits coupled with the Company's lower profit before income tax base.

The Company changed its classification of gains and losses on sales of property and equipment, previously shown in non-operating income, to selling, general and administrative expense for each of the periods presented in the accompanying Condensed Consolidated Statements of Income. Amounts reclassified in the three and nine-month periods ended March 31, 2005 were gains of, in millions, $0.2 and $0.7, respectively. In the three and nine months ended March 31, 2006, the Company recognized, in millions, $0.1 and $1.2, respectively, of gains on the sale of property and equipment as selling, general and administrative expense.

Comparing the balances as of March 31, 2006 to June 30, 2005, the decline in the Company's property and equipment net of accumulated depreciation was primarily related to the sale of discontinued operations and the reclassification of other property and equipment to assets held for sale. The decline in capitalized software net of accumulated amortization was affected by the impairment of integrated ERP software in the first quarter and normal amortization. The decline in the deferred income taxes and other line on the Condensed Consolidated Balance Sheets was primarily due to changes in deferred taxes related to the reclassification of certain property and equipment to assets held for sale, the accelerated depreciation and asset impairment related to the discontinued operation and restructuring activities, and the impact of temporary differences between the financial statement carrying amount and tax base of other fixed assets.

Results of Operations by Segment - Three and Nine Months Ended March 31, 2006 Compared to Three and Nine Months Ended March 31, 2005

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

Third quarter fiscal year 2006 net sales of $156.9 million in the Furniture and Cabinets segment increased 7% when compared to fiscal year 2005 third quarter net sales of $146.9 million due to higher net sales in the branded furniture product line which more than offset decreased sales of contract private label products. Nine-month net sales for fiscal year 2006 increased 6% when compared to nine-month net sales for fiscal year 2005 as net sales increases in the branded furniture product line more than offset the net sales decrease in the contract private label products. At March 31, 2006, open orders for the Furniture and Cabinets segment increased 3% from open orders at March 31, 2005.

Third quarter fiscal year 2006 net sales of the Company's branded furniture products, which include office and hospitality furniture, totaled $140.9 million as compared to net sales of $123.0 million for the third quarter last fiscal year as sales of both hospitality and office furniture increased. The office furniture net sales increase was driven by both volume and price increases on select office furniture products. The hospitality furniture increase was driven by volume increases of the standard product offerings. Fiscal 2006 year-to-date net sales of branded furniture products increased 12% when compared to nine-month net sales for fiscal year 2005 as sales of both hospitality and office furniture increased. Branded furniture products open orders at March 31, 2006 were 6% higher than March 31, 2005 as both office furniture open orders and hospitality furniture open orders increased.

Net sales of contract private label products decreased 33% and 22%, respectively, in the third quarter and the year-to-date period of fiscal year 2006, compared to the prior year same periods primarily due to lower sales of large-screen projection television cabinets as the market shifts from wood-based rear projection televisions to microdisplay technology. At March 31, 2006, open orders for contract private label products were 18% lower than open orders at March 31, 2005.

Third quarter fiscal year 2006 income from continuing operations in the Furniture and Cabinets segment improved to $4.8 million, which included $0.5 million of after-tax restructuring charges, compared to income from continuing operations of $0.5 million in the third quarter of fiscal year 2005. The current quarter after-tax restructuring charges of $0.5 million related to the consolidation of two Mexican furniture manufacturing operations into one location and accelerated ERP software amortization costs along with employee transition costs resulting from the consolidation of various business functions within this segment. Gross margin as a percent of sales in this segment improved over the prior fiscal year third quarter primarily due to price increases on select branded furniture products, leverage from the higher sales volumes and improved labor efficiencies. Gross margin was somewhat hindered by inefficiencies associated with the facility consolidation activities in Mexico and higher employee benefit costs. Partially offsetting the improvement in margins, SG&A costs increased in absolute dollars but decreased as a percent of sales in the current quarter when compared to last year as incentive compensation costs increased.

For the nine-month period ended March 31, 2006, the Furniture and Cabinets segment recorded income from continuing operations of $5.8 million, inclusive of after-tax restructuring charges of $5.1 million, an increase from the prior year same period income from continuing operations of $4.4 million, inclusive of after-tax restructuring charges of $0.2 million. The current year-to-date restructuring charges were primarily related to exit costs to consolidate two Mexican furniture manufacturing operations into one location as well as impairment and accelerated amortization of integrated ERP software and employee transition costs related to the consolidation of various business functions.

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

Electronic Contract Assemblies Segment

Electronic Contract Assemblies segment net sales of $111.1 million for the third quarter of fiscal year 2006 approximated net sales of $111.3 million for the prior fiscal year third quarter. Current fiscal year third quarter electronic contract assembly sales to customers in the automotive and medical industries were lower than the prior fiscal year third quarter, while sales to customers in the industrial controls industry were higher. Net sales for the nine-month period ended March 31, 2006 of $323.7 million decreased 2% from the prior year as higher sales to customers in the industrial controls and medical industries were more than offset by a decline in overall sales to customers in the automotive industry. Within the automotive industry, increased sales to certain customers were more than offset by decreased sales to other customers as certain programs are nearing end of life.

Electronic Contract Assemblies segment third quarter fiscal year 2006 income from continuing operations of $0.9 million, inclusive of after-tax restructuring charges of $0.2 million, declined from the prior fiscal year third quarter income from continuing operations of $1.6 million. Restructuring charges were for the exit of a North American manufacturing facility. Electronic Contract Assemblies segment gross margin as a percent of sales decreased in the third quarter of fiscal year 2006 compared to the prior fiscal year third quarter in part due to a sales mix shift among various products to those with lower margins, manufacturing inefficiencies at one location, costs associated with a supplier component issue and higher employee benefit costs. Lower new product introduction costs in the current quarter partially offset the gross margin decline. The current quarter earnings comparison was positively impacted by lower SG&A costs and a lower effective tax rate as a greater portion of income was generated during the quarter by foreign operations which have a lower effective tax rate than the Company's domestic facilities.

For the nine-month period ended March 31, 2006, this segment recorded income from continuing operations of $2.9 million, which included $0.2 million in after-tax restructuring charges, compared to income from continuing operations of $9.1 million for the nine-month period ended March 31, 2005.

Included in this segment are sales to TRW Automotive, Inc., a full-service automotive supplier, which accounted for the following portions of consolidated net sales and Electronic Contract Assemblies segment net sales:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2006	2005	2006	2005

As a % of Consolidated Net Sales from Continuing Operations	12%	12%	13%	12%
As a % of Electronic Contract Assemblies Segment Net Sales from Continuing Operations	29%	28%	32%	28%

The year-to-date increased percentages of segment net sales were a result of increased sales to TRW Automotive, Inc. coupled with lower total Electronics segment net sales. The increased TRW Automotive, Inc. sales of certain braking products and electronic power steering products were partially offset by other TRW Automotive, Inc. braking products reaching end of life. TRW Automotive, Inc. sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicle platforms, which partially mitigates the Company's exposure to this customer. The Company also continues to focus on diversification of the Electronic Contract Assemblies segment customer base.

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

Liquidity and Capital Resources

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings increased from $115 million at June 30, 2005 to $162 million at March 31, 2006.

Working capital at March 31, 2006 was $229 million compared to working capital of $204 million at June 30, 2005. The March 31, 2006 current assets included $9 million of assets held for sale which were previously included in long-term assets. The current ratio was 2.3 at March 31, 2006 and 2.4 at June 30, 2005.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO) for fiscal year-to-date 2006 improved to 42.3 from 45.8 for the same period of fiscal year 2005. The Company defines DSO as the average of monthly accounts and short-term notes receivable divided by one day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for fiscal year-to-date 2006 decreased to 45.1 from 55.4 for the same period of fiscal year 2005 primarily due to reduced inventory levels associated with the discontinued operations. The Company defines PDSOH as the average of the monthly gross inventory divided by one day's cost of sales.

The Company does not disclose discontinued operations separately from continuing operations in the Condensed Consolidated Statements of Cash Flows. However, for clarity purposes, the Company does separately disclose the adjustment to net income for the gain or loss on disposal of discontinued operations in cash flows from operating activities and the proceeds from disposal of discontinued operations in cash flows from investing activities.

Operating activities generated $56 million of cash flow in the first nine months of fiscal year 2006 which was a slight increase over the same period of fiscal year 2005 of $55 million. The Company is currently building an electronics manufacturing facility in Nanjing, China and expects construction to be complete during the Company's first quarter of fiscal year 2007. The Company reinvested $21 million into capital investments for the future, comprised primarily of manufacturing equipment and expenditures for the China facility. Fiscal year 2006 investing cash flow activities included $25 million in proceeds received from the sale of discontinued operations. Fiscal year 2006 financing cash flow activities included $18 million in dividend payments, which remained flat with the prior year nine months ended March 31, 2005.

The Company's $75 million revolving credit facility allows for both issuances of letters of credit and cash borrowings. At March 31, 2006, the Company had $9.7 million of cash borrowings outstanding under the revolving credit facility related to a portion of the purchase price for the April 3, 2006 acquisition of the Bridgend, Wales, UK manufacturing operation of Bayer Diagnostics Manufacturing Limited as discussed in Note 10 - Subsequent Event of Notes to Condensed Consolidated Financial Statements. The Company utilized a Euro currency borrowing on the revolving credit facility rather than using available cash on hand in order to provide a natural currency hedge against Euro denominated intercompany notes between the US parent and the acquired Euro functional currency subsidiary. Also at March 31, 2006, the Company had $0.4 million of short-term borrowings outstanding under a separate foreign credit facility which is backed by the $75 million revolving credit facility. The Company issued an additional $13.9 million in letters of credit against the revolving credit facility, which reduces total availability to borrow to $51.0 million at March 31, 2006. At June 30, 2005, the Company had $2.2 million of short-term borrowings outstanding.

The $75 million revolving credit facility also provides an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at March 31, 2006.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations and the availability of borrowing under the Company's revolving credit facility will be sufficient in fiscal year 2006 for working capital needs and for funding investments in the Company's future, including potential acquisitions. The Company's primary source of funds is its ability to generate cash from operations to meet its liquidity obligations, which could be affected by factors such as a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. The Company's secondary source of funds is its revolving credit facility, which is contingent on complying with certain debt covenants. The Company does not expect the covenants to limit or restrict its ability to borrow on the facility in fiscal year 2006. The Company anticipates maintaining a strong liquidity position for the next 12 months. The Company does not expect the absence of cash flows from discontinued operations to have a material effect on future liquidity and capital resources.

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

Off-Balance Sheet Arrangements

Other than operating leases entered into in the normal course of business, the Company's off-balance sheet arrangements are limited to guarantees which are contingent on the future performance of another entity. However, these arrangements do not have a material current effect and are not reasonably likely to have a material future effect on the Company's financial condition, results of operations, liquidity, capital expenditures or capital resources. See Note 6 - Guarantees and Product Warranties of Notes to Condensed Consolidated Financial Statements for more information on guarantees. The Company does not have material exposures to trading activities of non-exchange traded contracts. The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995, where factors could cause actual results to differ materially from forward-looking statements.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At March 31, 2006 and June 30, 2005, the reserve for returns and allowances was $2.5 million and $2.2 million, respectively. Over the past two years, the returns and allowances reserve has been approximately 2% of gross trade receivables.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at March 31, 2006 and June 30, 2005 was $1.4 million and $1.9 million, respectively, and over the past two years, this reserve has trended between approximately 1% and 3% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 34% and 50% of consolidated inventories at March 31, 2006 and June 30, 2005, respectively, including approximately 82% and 86% of the Furniture and Cabinets segment inventories at March 31, 2006 and June 30, 2005, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. The decline in inventories valued under the LIFO method as a percentage of total inventories was primarily caused by the sale of discontinued operations during the current fiscal year, which predominately used the LIFO method for valuing inventories. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and actuarial analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At March 31, 2006 and June 30, 2005, the Company's accrued liabilities for self-insurance exposure were $7.9 million and $8.0 million, respectively, excluding immaterial amounts held in a voluntary employees' beneficiary association (VEBA) trust.

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

New Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments (FAS 155). FAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 155 will be effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company's fiscal year 2008, with earlier adoption permitted as of the beginning of fiscal year 2007. The adoption of FAS 155 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In February 2006, the FASB issued a FASB Staff Position (FSP), Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event (FSP FAS 123(R)-4). FSP FAS 123(R)-4 amends SFAS No. 123(R) and addresses the classification of stock options and similar instruments issued as employee compensation. Instruments having contingent cash settlement features are properly classified as equity if the cash settlement feature can be exercised only upon the occurrence of a contingent event that is outside the employee's control, and it is not probable that the event will occur. If the contingent event becomes probable, the instrument shall be accounted for as a liability. The Company's stock compensation instruments contain a cash settlement option in the event of a change in control, but the event and execution of the cash settlement is outside of the employee's control, and is not probable of occurring at this time. The Company classifies these instruments as equity.  The FSP will be effective for the Company in the fourth quarter of fiscal year 2006.  The adoption of FSP FAS 123(R)-4 is not expected to have a material impact on the Company's condensed consolidated financial statements.

In December 2005, the FASB issued FSP Statement of Position (SOP) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. This FSP provides guidance on terms of loans that may give rise to a concentration of credit risk, and disclosures and other accounting considerations required for concentration of credit risks. The FSP was effective for the Company in the second quarter of fiscal year 2006. The Company has provided disclosures related to concentration of credit risks. The adoption of this FSP did not have a material impact on the Company's financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary, and the measurement of impairment losses. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP was effective for the Company beginning in the third quarter of fiscal year 2006. The Company was accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47).  FIN 47 provides guidance relating to the identification and recognition of legal obligations to perform an asset retirement activity.  The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The provisions of FIN 47 are effective as of the fourth quarter of fiscal year 2006.  The Company is evaluating the impact of adopting FIN 47 on the Company's financial position, results of operations or cash flows.

Subsequent Event

On April 3, 2006, the Company entered into an asset purchase agreement for the acquisition of the Bridgend, Wales, UK manufacturing operations of Bayer Diagnostics Manufacturing Limited ("BDML") and its parent company, Bayer Healthcare, LLC, a member of the worldwide group of companies headed by Bayer AG. The closing of the purchase was effective April 3, 2006. The operating results of BDML will be included in the Company's consolidated financial statements beginning on the acquisition date.

The acquisition will be included in the Company's Electronic Contract Assemblies segment and will enable the Company to capitalize on growth opportunities in the medical market within this segment. The BDML workforce and their capabilities will add to the Company's package of value that is offered to its medical customers and is a step in the Company's strategy to diversify its markets.

The Company agreed to pay BDML a sum of $25.2 million (14.4 million GBP). The purchase price will be adjusted, in the period not to exceed 120 days, by the difference in aggregate net book value of the machinery, equipment and inventory on March 31, 2006 and $25.2 million (14.4 million GBP). Direct costs of the acquisition totaled $0.3 million as of March 31, 2006.  See Note 10 - Subsequent Event of Notes to Condensed Consolidated Financial Statements for more information on this acquisition.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2006, the Chief Executive Officer and Chief Financial Officer of the Company concluded, based upon their best judgment, that the Company's disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (January 1-January 31, 2006)	--	--	--	2,000,000
Month #2 (February 1-February 28, 2006)	--	--	--	2,000,000
Month #3 (March 1-March 31, 2006)	--	--	--	2,000,000

Total	--	--	--

The share repurchase program previously authorized by the Board of Directors was announced on August 5, 2004.  The program allows for the repurchase of up to 2 million of any combination of Class A or Class B shares and will remain in effect until all shares authorized have been repurchased.

Item 5.  Other Information

(a)  In lieu of filing a Form 8-K under Item 1.01, "Entry into a Material Definitive Agreement," the Company is providing the following disclosure in this Form 10-Q as the Form 10-Q is being filed within the four business day reporting requirement for the event.

The Compensation Committee ("Committee") of the Board of Directors of the Company approved an operating policy of severance payments for all employees in the event of separation under specific circumstances.  This formalizes a previously informal process handled on a case-by-case basis.  The Committee also approved the acceleration of vesting of stock options, performance shares and restricted stock units for certain employee holders in the event of separation under specific circumstances.  As a result of these changes, on May 1, 2006, the Company updated and replaced previously existing employment agreements with new employment agreements ("Agreements") for certain key executive officers, including Douglas A. Habig, Chairman; James C. Thyen, Chief Executive Officer; Robert F. Schneider, Executive Vice President, Chief Financial Officer; Donald D. Charron, Executive Vice President, President-Kimball Electronics Group; P. Daniel Miller, Executive Vice President, President-Furniture; Randall L. Catt, Executive Vice President, Human Resources; John H. Kahle, Executive Vice President, General Counsel, Secretary; and Gary W. Schwartz, Executive Vice President, Chief Information Officer. The Agreements impose non-compete, non-disclosure and non-solicitation obligations on the executive officers similar to the previously existing employment agreements and additionally provide for compensation and acceleration of rights and payment in the event of separation of employment under certain circumstances and the acceleration of rights and payment upon a change in control.  This summary is not intended to be complete and is qualified in its entirety by reference to the Employment Agreement attached to this Form 10-Q as Exhibit 10(c) and incorporated herein by reference.

These Agreements were approved by the Committee with the purpose of bringing the Company more in-line with competitive practices within the industries in which it operates as well as to enhance the retention of executives in the interests of shareowners.

Item 6.  Exhibits

    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(2)  Asset Purchase Agreement, dated as of April 3, 2006, providing for the purchase of certain assets of Bayer Diagnostics Manufacturing Limited by Kimball Electronics (Wales) Limited

(3(a))  Amended and restated Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2002)

(3(b))  Restated By-laws of the Company (Incorporated by reference to the Company's Form 10-Q for the period ended December 31, 2005)

(10(a))  Supplemental Employee Retirement Plan (2006 Revision)

(10(b))  Summary of Director and Named Executive Officer Compensation

(10(c))  Form of Employment Agreement dated May 1, 2006 between the Company and each of James C. Thyen, Douglas A. Habig, Robert F. Schneider, Donald D. Charron, P. Daniel Miller, Randall L. Catt, John H. Kahle and Gary W. Schwartz

(11)  Computation of Earnings Per Share

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
May 4, 2006

By:	/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
May 4, 2006

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description

2	Asset Purchase Agreement, dated as of April 3, 2006, providing for the purchase of certain assets of Bayer Diagnostics Manufacturing Limited by Kimball Electronics (Wales) Limited
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2002)
3(b)	Restated By-laws of the Company (Incorporated by reference to the Company's Form 10-Q for the period ended December 31, 2005)
10(a)	Supplemental Employee Retirement Plan (2006 Revision)
10(b)	Summary of Director and Named Executive Officer Compensation
10(c)	Form of Employment Agreement dated May 1, 2006 between the Company and each of James C. Thyen, Douglas A. Habig, Robert F. Schneider, Donald D. Charron, P. Daniel Miller, Randall L. Catt, John H. Kahle and Gary W. Schwartz
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002