Form 10-K
period 2006-06-30
KIMBALL INTERNATIONAL INC
filed 2006-08-23
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-3279
KIMBALL INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-0514506
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1600 Royal Street, Jasper, Indiana	47549-1001
(Address of principal executive offices)	(Zip Code)

(812) 482-1600
Registrant's telephone number, including area code
Title of each Class	Name of each exchange on which registered

Securities registered pursuant to Section 12 (b) of the Act:
Class B Common Stock, par value $0.05 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12 (g) of the Act:
Class A Common Stock, par value $0.05 per share	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes __ No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check One:)
Large accelerated filer __ Accelerated filer X Non-accelerated filer __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X
Class A Common Stock is not publicly traded and, therefore, no market value is available but is convertible on a one-for-one basis for Class B Common Stock which would indicate an equal value. The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 31, 2005 (the last business day of the Registrant's most recently completed second fiscal quarter) was $246.8 million, based on 92.6% of Class B Common Stock held by non-affiliates.
The number of shares outstanding of the Registrant's common stock as of August 9, 2006 was: Class A Common Stock - 12,319,171 shares Class B Common Stock - 25,933,553 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 17, 2006, are incorporated by reference into Part III.

KIMBALL INTERNATIONAL, INC.
FORM 10-K INDEX

PART I

Item 1 - Business

General

As used herein, the term "Company" refers to Kimball International, Inc., the Registrant, and its subsidiaries unless the context indicates otherwise.

The Company was incorporated in Indiana in 1939. The corporate headquarters is located at 1600 Royal Street, Jasper, Indiana.

The Company provides a variety of products from its two business segments: the Furniture and Cabinets segment and the Electronic Contract Assemblies segment. The Furniture and Cabinets segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. The Furniture and Cabinets segment also provides engineering and manufacturing services which utilize common production and support capabilities on a contract basis to customers primarily in the residential furniture and cabinets industry. The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. Certain product lines, particularly in the Electronic Contract Assemblies segment, experience seasonality which affects sales revenue flow. Production occurs in Company-owned or leased facilities located in the United States, Mexico, Thailand, Poland, Ireland and the United Kingdom. Construction of a manufacturing facility in China is also substantially complete.  In the United States, the Company has facilities and showrooms in nine states and the District of Columbia.

  Available Information

We make available free of charge through our website, www.ir.kimball.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).  All reports we file with the SEC are also available via the SEC website, www.sec.gov, or may be read and copied at the SEC Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The Company's Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

  Restructuring

In February 2006, the Company approved a restructuring plan within the Electronic Contract Assemblies segment to exit a manufacturing facility located in Northern Indiana. As part of this restructuring plan, the production for select programs will be transferred to other locations within this segment. The building and land will be sold.  Operations at this facility are scheduled to cease in the Company's first quarter of fiscal year 2007. The plan includes employee transition costs, asset impairment costs, accelerated software amortization costs and other exit costs. The decision to exit this facility was a result of excess capacity in North America.

In September 2005, the Company announced a restructuring plan to sharpen its focus on primary markets within the Furniture and Cabinets segment. Administrative, marketing and business development functions are being consolidated to better serve the segment's primary markets. To simplify and standardize business processes, a portion of the Company's Enterprise Resource Planning (ERP) software is being redesigned.  The anticipated expenses of the plan include accelerated amortization, employee severance and other consolidation costs. The ERP redesign efforts are expected to span approximately three years.

In June 2005, the Company announced a restructuring plan to consolidate its Mexican contract furniture and cabinets operations into one facility located in Juarez, Mexico resulting in the closure of its manufacturing facility in Mexicali, Mexico. The plan included lease charges, severance and other employee costs, equipment relocation costs, asset impairment and other miscellaneous consolidation costs. The decision to consolidate the operations was a result of excess capacity. The consolidation activities were completed during fiscal year 2006.

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

Additional information regarding the Company's restructuring activities is located in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and in Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements.

  Discontinued Operations

During fiscal year 2006, the Company sold a forest products hardwood lumber business unit, a business unit which produced and sold fixed-wall furniture systems, and an operation that manufactured polyurethane and polyester molded components. All three business units were part of the Furniture and Cabinets segment.  During fiscal year 2005, the Company exited the branded residential furniture business which was part of the branded furniture product line within the Furniture and Cabinets segment. Also during fiscal year 2005, the Company exited a veneer slicing operation, which was part of the Furniture and Cabinets segment. The cessation of these non-core operations did not impact any of the remaining operations of the Company. The results of the above mentioned operations are reported as discontinued operations in the Company's Consolidated Financial Statements and all prior periods have been restated.  The discontinued operations are discussed in further detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and in Note 18 - Discontinued Operations of Notes to Consolidated Financial Statements.

  Acquisitions

During fiscal year 2006, the Company acquired the Bridgend, Wales, UK manufacturing operations of Bayer Diagnostics Manufacturing Limited ("BDML") and its parent company, Bayer Healthcare, LLC, a member of the worldwide group of companies headed by Bayer AG. This acquisition will enable the Electronics Contract Assemblies segment of the Company to capitalize on growth opportunities in the medical market. The BDML workforce and their capabilities have added to the Electronics' segment package of value that is offered to medical customers. Also during fiscal year 2006, the Company acquired a printed circuit board assembly operation in Longford, Ireland from Magna Donnelly Electronics Longford Limited.  Both of these acquisitions emphasize the Company's strategic expansion of global capabilities and responsiveness in serving its customers.  The acquisitions are discussed in further detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and in Note 2 - Acquisitions and Dispositions of Notes to Consolidated Financial Statements.

  Sales by Segment

Sales from continuing operations by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 2006 were as follows:

(Amounts in Thousands)	2006	2005	2004

Furniture and Cabinets	$ 645,621	$ 612,579	$ 613,048
Electronic Contract Assemblies	496,706	439,696	439,309
Unallocated Corporate	254	872	1,136

Total	$1,142,581	$1,053,147	$1,053,493

Financial information by segment and geographic area for each of the three years in the period ended June 30, 2006 is included in Note 14 - Segment and Geographic Area Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Segments

  Furniture and Cabinets

  Historical Overview

Since 1950, the Company has produced wood furniture and cabinets. Included in this segment are sales of branded office and hospitality furniture. Furniture and Cabinet segment sales also include sales of contract private label products such as large-screen projection television cabinets and stands. The Company announced a plan in fiscal year 2006 to exit the contract private label product line and is currently working with its customers in executing this plan. The Company's trucking fleet and distribution centers provide services primarily to internal customers within this segment, and are also sold to unaffiliated customers.

During fiscal year 2006, the Company sold a forest products hardwood lumber business unit, a business unit which produced and sold fixed-wall furniture systems, and an operation that manufactured polyurethane and polyester molded components for use in the recreational vehicle, signage and residential furniture industries. The results of these three operations are reported as discontinued operations in the Company's Consolidated Financial Statements and all prior periods have been restated.

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

During fiscal year 2002, the Company sold its Boesendorfer piano subsidiary, which had originally been acquired in 1966. The Company was previously engaged in the manufacture and sales of a domestically produced piano product line since 1857 through a predecessor, W. W. Kimball Co., acquired in 1959, until cessation of this product line in 1996.

   Locations

Branded furniture as well as furniture and cabinets produced on a contract basis and related products, which comprise a majority of this segment, as of June 30, 2006 are produced at twelve plants; eight located in Indiana, two in Kentucky, and one each in Idaho and Mexico. As a result of the restructuring activities related to both the fiscal years 2001 and 2003 restructuring plans, ten manufacturing facilities not included above ceased operations; six in Indiana and one each in Kentucky, North Carolina, Florida and Mississippi. One Kentucky and two Indiana facilities were donated. Two Indiana facilities and the one Mississippi facility were sold and the leases on the Florida and North Carolina facilities expired. One facility in Indiana ceased operations and was converted to a distribution and warehouse facility in fiscal year 2002, which replaced a previously leased facility. The Company converted one idled Indiana manufacturing facility to house shared services such as engineering, finish development and sample production. During fiscal year 2006 the operations of a leased Tennessee plant were consolidated into an existing Indiana facility and the operations of a leased plant in Mexico were consolidated into the Company's other facility in Mexico. Also during fiscal year 2006, the Company sold two operations, one each in Pennsylvania and Indiana, as part of a plan to increase its focus on primary markets.

During fiscal year 2006, three lumber warehousing facilities, five log yards, three sawmills, and three lumberyards located in Indiana, Tennessee, Virginia, and Kentucky were sold as the Company exited its forest products operations.

A facility in Jasper, Indiana houses an Education Center for dealer and employee training, a Product Design and Research Center, and a Corporate Showroom for product display.

Office space is leased in Dongguan, Guangdong, China to facilitate sourcing of product from Pacific Rim countries.

In the United States, office furniture showrooms are maintained in eight cities. During fiscal year 2006 office furniture showrooms in Denver and San Francisco were exited.  An office furniture showroom in London, England was closed as a result of the restructuring plan announced in fiscal year 2003.

  Marketing Channels

Kimball Office and National brands of office furniture are marketed through Company salespersons to end users, office furniture dealers, wholesalers, rental companies and catalog houses throughout North America and on international basis. Hospitality furniture is marketed to end users using independent manufacturers' representatives. Prior to the announced exit, contract private label products were generally marketed to end users through Company business development managers and, to a lesser extent, independent representatives.

  Major Competitive Factors

The Company's branded furniture is sold in the office furniture and hospitality furniture industries. These industries have similar major competitive factors which include price in relation to quality and appearance, the utility of the product, supplier lead time, reliability of on-time delivery, and the ability to respond to requests for special and non-standard products.

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

  Competitors

There are numerous manufacturers of office and hospitality furniture competing within the marketplace, with a significant number of competitors offering similar products. The Company believes, however, that there are a limited number of relatively large manufacturers of wood office and hospitality furniture. In many instances wood office furniture competes in the market with metal office furniture. Based on available industry statistics, metal office furniture has a larger share of the total office furniture market.

The Company's competition includes office furniture manufacturers such as Steelcase, Inc., Herman Miller, Inc., Knoll, Inc., Haworth, Inc. and HNI Corporation and hospitality furniture manufacturers such as American of Martinsville, Fleetwood Fine Furniture, Inc., Thomasville Furniture Industries, Inc. and Fairmont Designs.

  Raw Material Availability

Certain components used in the production of furniture and cabinets are manufactured internally within the segment, and are generally readily available, as are other raw materials used in the production of wood furniture and cabinets. With the exception of rolled steel, raw materials used in the manufacture of metal office furniture have been readily available in the global market. While we have been able to maintain an appropriate supply of rolled steel to meet demand, general supply limitations in the market are impacting our costs. Costs of other commodity materials have also increased. Certain fabricated seating components and wood frame assemblies as well as finished furniture products, which are generally readily available, are sourced on a global scale in an effort to provide a quality product at the lowest total cost.

  Electronic Contract Assemblies

  Historical Overview

The Company entered the electronic manufacturing services (EMS) market in 1985 with knowledge acquired from the production of electronic organs, which were first produced in 1963. The Company's focus is on electronic assemblies that have high durability requirements such as automotive, medical, industrial and public safety applications. Electronics and electro-mechanical products (electronic assemblies) are sold globally on a contract basis and produced to customers' specifications. In addition to the manufacturing of electronic contract assemblies for high durability applications, the Company also provides value engineering services and supply chain management. Engineering design and support services, including new product introduction services, are provided to the manufacturing facilities within this segment by Kimball Electronics Engineering and Design Shared Services.  During fiscal year 2006 the Company acquired an operation in Wales, United Kingdom which currently provides manufacturing services for medial diagnostic systems such as assembling and packaging medical test strips and assembling and testing of electronic diagnostic testers. This facility is FDA certified and was acquired to support the Company's efforts to capitalize on growth opportunities in the medical market.  The Company also acquired a printed circuit board assembly operation in Longford, Ireland during fiscal year 2006.

  Locations

As of June 30, 2006 the Company's Electronic Contract Assemblies segment consists of eight manufacturing facilities with three located in Indiana and one each in Mexico, Thailand, Poland, Ireland and the United Kingdom. The Company is in the process of exiting one of the above mentioned Indiana facilities pursuant to a restructuring plan announced during fiscal year 2006 which was driven by excess North American capacity. The Ireland and United Kingdom facilities were acquired by the Company during fiscal year 2006. An additional manufacturing facility in Nanjing, China is also being constructed with operations expected to begin in the Autumn of 2006.  As part of the restructuring plan announced in the fourth quarter of fiscal year 2001, the Company decided to exit the business of providing DIE processing and assembly services to the European market and as a result the Company sold its manufacturing facility located in France during fiscal year 2003. Likewise, as part of the restructuring plan announced in the second quarter of fiscal year 2003, the Company decided to exit the domestic DIE processing business and sold its California manufacturing facility in the latter half of fiscal year 2003. The contract electronics manufacturing industry in general has been faced with excess capacity. The Company has not been immune to the economic slowdown and continually evaluates its operations as to the most optimum capacity and service levels by geographic region. Operations located outside of the United States continue to be an integral part of the Company's Electronic Contract Assemblies segment.  See Item 1A-Risk Factors for information regarding financial and operational risks related to the Company's international operations.

  Marketing Channels

Manufacturing and design services are marketed by the Company's business development team. Contract electronic assemblies are manufactured based on specific orders, generally resulting in a small amount of finished goods consisting primarily of goods awaiting shipment to specific customers.

  Major Competitive Factors

Key competitive factors in the EMS market are competitive pricing, quality and reliability, engineering design services, production flexibility, on-time delivery, customer lead time, test capability, and global presence. Growth in the EMS industry is created through the proliferation of electronic components in today's advanced products along with the continuing trend of original equipment manufacturers in the electronic industry to subcontract the assembly process to companies with a core competence in this area. The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program matures and becomes established. The segment continues to experience margin pressures related to an overall excess capacity position in the EMS industry and more specifically this segment's new program launches and diversification efforts. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs.

  Competitors

The EMS industry is very competitive as numerous manufacturers of contract electronic assemblies compete for business from existing and potential customers. The Company's competition includes EMS companies such as Benchmark Electronics, Inc., Jabil Circuit, Inc. and Plexus Corp. The Company does not have a significant share of the EMS market.

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

  Customer Concentration

While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the automotive, industrial controls, and medical industries. Included in this segment are sales of electronic assemblies to TRW Automotive, Inc., a full-service automotive supplier, which accounted for approximately 27% of this segment's net sales in fiscal year 2006, compared to 30% in fiscal year 2005 and 37% in fiscal year 2004. Sales to TRW Automotive, Inc. accounted for approximately 12% of the Company's consolidated net sales in fiscal year 2006, compared to 12% and 15% in fiscal years 2005 and 2004, respectively. TRW Automotive, Inc. sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicle platforms, which partially mitigates the Company's exposure to this customer. The Company also supplies electronic power steering products to TRW Automotive, Inc. As a result of the acquisition of the Bridgend, Wales, UK manufacturing operations of Bayer Diagnostics Manufacturing Limited (BDML) in the Company's fourth quarter of fiscal year 2006, sales to Bayer AG entities under common control are also significant and accounted for approximately 13% of this segment's net sales in fiscal year 2006, compared to 4% in fiscal year 2005 and 6% in fiscal year 2004. Sales to Bayer AG companies accounted for approximately 6% of the Company's consolidated net sales in fiscal year 2006, compared to 2% in both fiscal years 2005 and 2004.

Other Information

  Backlog

At June 30, 2006, the aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, were $224 million as compared to $189 million at June 30, 2005.

	June 30, 2006	June 30, 2005
(Amounts in Millions)
Furniture and Cabinets	$ 93	$ 81
Electronic Contract Assemblies	131	108

Total Backlog of Continuing Operations	$ 224	$ 189

Substantially all of the open orders as of June 30, 2006 are expected to be filled within the next fiscal year.  During the fiscal year ended June 30, 2006, the production planning process was standardized within the Electronic Contract Assemblies segment.  As a result of this process change, the open orders as of June 30, 2005 have been adjusted for consistency with the open orders reported as of June 30, 2006.  Open orders as of June 30, 2006 include open orders of acquisitions made during the fiscal year and open orders as of June 30, 2005 exclude open orders related to discontinued operations.  Open orders generally may not be indicative of future sales trends.

  Research, Patents, and Trademarks

Research and development activities include the development of manufacturing processes, major process improvements, new product development, information technology initiatives and electronic and wood related technologies.

Research and development costs were approximately as follows:

	Year Ended June 30

	2006	2005	2004
(Amounts in Millions)
Research and Development Costs of Continuing Operations	$14.9	$17.7	$16.1

The Company owns the Kimball (registered trademark) trademark, which it believes is significant to its office, electronic, and hospitality furniture businesses, and owns the following patents and trademarks which it believes are significant to its furniture business only: National (registered trademark), Cetra (registered trademark), Footprint (registered trademark), Traxx (patented and registered trademark), Interworks (registered trademark), Xsite (registered trademark), Definition (registered trademark), Skye (registered trademark), WaveWorks (registered trademark), Senator (trademark registration pending), President, Wish (trademark registration pending) and Prevail (registered trademark). The Company also owns certain patents and other trademarks and has certain other trademark and patent applications pending, which in the Company's opinion are not significant to its business.  Patents owned by the Company expire at various times depending on the patent's date of issuance.

  Environment and Energy Matters

The Company's operations are subject to various foreign, federal, state and local laws and regulations with respect to environmental matters. The Company believes that it is in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.

The Company is dedicated to excellence, leadership and stewardship in matters of protecting the environment and communities in which the Company has operations.  Reinforcing the Company's commitment to the environment, two of the Company's showrooms have been designed under the guidelines of the U.S. Green Building Council's LEED (Leadership in Energy and Environmental Design) for Commercial Interiors program.  The Company believes that continued compliance with foreign, federal, state and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2008, will not represent a material portion of total capital expenditures during those years.

The Company's manufacturing operations require significant amounts of energy, including natural gas and oil. Federal and state statutes and regulations control the allocation of fuels available to the Company, but to date the Company has experienced no interruption of production due to such regulations. In its wood processing plants, a portion of energy requirements are satisfied internally by the use of the Company's own wood waste products.

  Employees

	June 30, 2006	June 30, 2005

United States	4,730	5,164
Foreign Countries	2,782	2,180

Total Full Time Employees of Continuing Operations	7,512	7,344

The Company has no collective bargaining agreements with respect to its domestic employees. All of the Company's foreign operations are subject to collective bargaining arrangements, many mandated by government regulation or customs of the particular countries. The Company believes that its employee relations are good.

Forward-Looking Statements

This document may contain certain forward-looking statements. These are statements made by management, using their best business judgment based upon facts known at the time of the statements or reasonable estimates, about future results, plans, or future performance and business of the Company. Such statements involve risk, uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. They should not be construed as a guarantee that such results or events will, in fact, occur or be realized. The statements may be identified by the use of words such as "believes", "anticipates", "expects", "intends", "projects", "estimates" and similar expressions. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. Additional information regarding risk factors is available in "Item 1A - Risk Factors" of this report. The Company makes no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required by law.

At any time when the Company makes forward-looking statements, it desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 where factors could cause actual results to differ materially from forward-looking statements.

  Item 1A - Risk Factors

The following important risk factors, among others, could affect future results and events, causing results and events to differ materially from those expressed or implied in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on the Company's business, financial condition, and results of operations and should be carefully considered. It is not possible to predict or identify all such factors. Consequently, any such list should not be considered to be a complete statement of all the Company's potential risks or uncertainties. Because of these and other factors, past performance should not be considered an indication of future performance.

Downturns in economic and market conditions could adversely impact demand for the Company's products and adversely affect operating results. Market demand for the Company's products, which impacts revenues and gross profit, is influenced by a variety of economic factors such as:

  general corporate profitability of the Company's end markets;

  new office construction and refurbishment rates;

  new hotel construction and refurbishment rates;

  automotive industry fluctuations, specifically variation in the performance and market share of U.S. based auto manufacturers;

  changes in the medical device industry;

  demand for end-user products which include electronic assembly components produced by the Company;

  excess capacity in the industries in which the Company competes; and

  changes in customer order patterns, including changes in product quantities, delays in orders or cancellation of orders.

The Company must make decisions based on order volumes in order to achieve efficiency in manufacturing capacities.  These decisions include determining what level of additional business to accept, production schedules, component procurement commitments, and personnel requirements, among various other considerations. The Company must constantly monitor the changing economic landscape and may modify its strategic direction based upon the changing business environment. If the Company does not react quickly enough to the changes in market or economic conditions, it could result in lost customers, decreased market share and increased operating costs.

The Company operates in a highly competitive environment and may not be able to compete successfully. The electronic manufacturing services industry is very competitive as numerous manufacturers compete globally for business from existing and potential customers. The office and hospitality furniture industries are also competitive due to numerous global manufacturers competing in the marketplace. The high level of competition in these industries impacts the Company's ability to implement price increases or, in some cases, even maintain prices, which could lower profit margins.

The Company faces pricing pressures that could adversely affect the Company's financial position, results of operations or cash flows. The Company faces pricing pressures in both of its segments, especially the Electronic Contract Assemblies segment, as a result of intense competition, emerging products or over-capacity. While the Company works toward reducing costs to respond to pricing pressures, if the Company cannot achieve the proportionate reductions in costs, profit margins may suffer.

Reduction of purchases by, or the loss of, one or more key customers could reduce revenues and profitability. Losses of key contract customers within specific industries or significant volume reductions from key contract customers are both risks. In addition, continuing success of the Company is dependent upon replacing expiring contract customers/programs with new customers/programs. One of our customers, TRW, Inc., accounted for approximately 12%, 12% and 15% of our consolidated net sales in fiscal years 2006, 2005 and 2004, respectively. As a result of the acquisition of the Bridgend, Wales, UK manufacturing operations of Bayer Diagnostics Manufacturing Limited in the Company's fourth quarter of fiscal year 2006, sales to Bayer are also significant and accounted for 17% of consolidated net sales in the fiscal year 2006 fourth quarter. Significant declines in the level of purchases by these or other key customers, or the loss of a significant number of customers, could have a material adverse effect on business. In addition, the nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently, and new customer and program start-ups generally cause losses early in the life of a program. Furthermore, the Company is exposed to the credit risk of customers, including risk of bankruptcy, and is subject to losses from accounts receivable.

The Company's future operating results depend on the ability to purchase a sufficient amount of materials, parts and components at competitive prices. The Company depends on suppliers to provide timely delivery of materials, parts and components for use in the Company's products. Maintaining strong relationships with key suppliers of components critical to the manufacturing process is essential. If suppliers fail to meet commitments to the Company in terms of price, delivery or quality, it could interrupt the Company's operations and negatively impact the Company's ability to meet commitments to customers.

The Company could be adversely affected by increased commodity costs or availability of raw materials. Price increases of commodity components could have an adverse impact on profitability if the Company cannot offset such increases by price increases to customers or other cost reductions. In recent years, the Company has experienced increases in the prices of key commodities used in Furniture and Cabinets segment products, such as steel and wood composite sheet stock.  Raw materials utilized by the Company are generally available, but future availability is unknown and could impact the Company's ability to meet customer order requirements.

The Company could be impacted by manufacturing inefficiencies at certain locations. At times the Company may experience labor or other manufacturing inefficiencies due to items such as new product introductions, a new operating system or turnover in personnel. Manufacturing inefficiencies could have an adverse impact on the Company's financial position, results of operations or cash flows.

A change in the Company's sales mix among various products could have a negative impact on the gross profit margin. Changes in product sales mix could negatively impact the gross margin of the Company as margins of different products vary. The Company strives to improve the margins of all products, but certain products have lower margins in order to price the product competitively or in connection with the start-up of a new program. An increase in the proportion of sales of product with lower margins could have an adverse impact on the Company's financial position, results of operations or cash flows.

The Company's restructuring efforts may not be successful. During fiscal year 2006 the Company announced restructuring activities that included exiting a manufacturing facility in the Electronic Contract Assemblies segment and tightening its focus within the Furniture and Cabinets segment to better serve primary markets. As part of the Furniture and Cabinets segment activities, the Company sold a forest products hardwood lumber operation, a business which produced and sold fixed-wall furniture systems and a business that manufactured polyurethane and polyester molded components. In addition, the plan includes the consolidation of administrative, marketing and business development functions within the Furniture and Cabinets segment, which is not yet complete. While the Company believes that these actions will result in a more competitive position and should also reduce certain costs, there are inherent risks in making these types of organizational changes. The Company continually evaluates its manufacturing capabilities and capacities in relation to current and anticipated market conditions. The success of restructuring initiatives is dependent on several factors and may not be accomplished as quickly or effectively as anticipated.

Acquisitions by their nature may present risks to the Company. The Company's strategy to grow may occur through both organic growth and acquisitions. Acquisitions involve many risks, including:

  difficulties in identifying suitable acquisition candidates and in negotiating and consummating acquisitions on terms attractive to the Company;

  difficulties in the assimilation of the operations of the acquired company;

  the diversion of resources, including diverting management's attention from current operations;

  risks of entering new geographic or product markets in which the Company has limited or no direct prior experience;

  the potential loss of key employees of the acquired company;

  the potential incurrence of indebtedness to fund the acquisition;

  the potential issuance of common stock for some or all of the purchase price, which could dilute ownership interests of the Company's current shareholders;

  the acquired business may not achieve anticipated revenues, earnings, cash flow or market share;

  excess capacity;

  the assumption of undisclosed liabilities; and

  dilution of earnings.

The above risks could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Start-up operations could present risks to the Company's current operations. The Company is committed to growing its business, and therefore from time to time the Company may determine that it would be in its best interests to start up a new operation. Start-up operations involve a number of risks and uncertainties, such as funding the capital expenditures related to the start-up operation, developing a management team for the new operation, diversion of management focus away from current operations, and creation of excess capacity. Any of these risks could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Our international operations involve financial and operational risks. The Company has operations outside the United States, primarily in China, Thailand, Poland, Ireland, the United Kingdom and Mexico. The Company's international operations are subject to a number of risks, which may include the following:

  economic and political instability;

  changes in foreign regulatory requirements and laws;

  tariffs and other trade barriers;

  potentially adverse tax consequences; and

  foreign labor practices.

These risks could have an adverse effect on the Company's financial position, results of operations or cash flows. In addition, fluctuations in exchange rates could impact our operating results. The Company's risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Any hedging techniques the Company implements in the future contain risks and may not be entirely effective. Exchange rate fluctuations could also make the Company's products more expensive than competitor's products not subject to these fluctuations, which could adversely affect the Company's revenues and profitability in international markets.

If the Company's efforts to introduce new products are not successful, this could limit sales growth or cause sales to decline. The Electronic Contact Assemblies segment depends on industries that utilize technologically advanced electronics components which often have short life cycles. The Company must continue to invest in advanced equipment and product development to remain competitive in this area. The Furniture and Cabinets segment regularly introduces new products to keep pace with workplace trends and evolving regulatory and industry requirements, including environmental, health, safety and similar standards for the workplace and for product performance. The introduction of new products requires the coordination of the design, manufacturing and marketing of such products. The design and engineering of certain new products can take up to two years or more and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular product may be delayed or be less successful than originally anticipated by the Company. Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit sales growth or cause sales to decline.

If customers do not perceive the Company's products to be of high quality, the Company's brand and name recognition could suffer. The Company believes that establishing and maintaining brand and name recognition is critical to business. Promotion and enhancement of the Company's brands will depend on the effectiveness of marketing and advertising efforts and on successfully providing high quality products and superior services. If customers do not perceive our products and services to be of high quality, the Company's brand and name recognition could suffer, which could have a material adverse effect on the Company's business.

A loss of independent manufacturing representatives, dealers, or other sales channels could lead to a decline in sales of the Company's Furniture and Cabinets segment products. The Company's office furniture is marketed primarily through Company salespersons to end users, office furniture dealers, wholesalers, rental companies and catalog houses. The Company's hospitality furniture is marketed to end users using independent manufacturing representatives. A significant loss within any of these sales channels could result in a sales decline and thus have an adverse impact on the Company's financial position, results of operations or cash flows.

The Company must effectively manage working capital. The Company has historically had positive operating cash flows, but effective management of working capital is key to continuing that trend. The Company closely monitors inventory and receivable efficiencies and continuously strives to improve these measures of working capital but customer financial difficulties or Company manufacturing delays could cause deteriorating working capital trends.

The Company's assets could become impaired. As business conditions change, the Company must continually evaluate and work toward the optimum asset base. It is possible that certain assets could be impaired at some point in the future depending on changing business conditions. If assets of the Company become impaired the result could be an adverse impact on the Company's financial position, results of operations or cash flows.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Any changes in estimates, judgments and assumptions could have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company's financial statements filed with the Securities and Exchange Commission are prepared in accordance with U.S. GAAP and the preparation of such financial statements includes making estimates, judgments and assumptions that affect reported amounts of assets, liabilities and related reserves, revenues, expenses, and income. Estimates are inherently subject to change in the future and such changes could result in corresponding changes to the amounts of assets, liabilities, income or expenses and likewise could have an adverse effect on the Company's financial position and results of operations.

The Company could be subject to additional tax liabilities. The Company is subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Judgment is required in determining the worldwide provision for income taxes and other tax liabilities. Future events could change management's assessment. The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. The Company has also made assumptions about the realization of deferred tax assets. Changes in these assumptions could result in a valuation allowance for these assets. Final determination of tax audits or tax disputes may be different from what is currently reflected by the Company's income tax provisions and accruals.

A failure to successfully implement information technology solutions could adversely affect the Company. The Company's business depends on effective information technology systems. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with changes in information processing technology and evolving industry standards. Implementation delays or poor execution of information technology systems could disrupt the Company's operations and increase costs.

An inability to protect the Company's intellectual property could have a significant impact on business. The Company attempts to protect its intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign laws concerning proprietary rights, the Company's intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States, and therefore in some parts of the world the Company has limited protections, if any, for its intellectual property. Competing effectively depends, to a significant extent, on maintaining the proprietary nature of the Company's intellectual property. The degree of protection offered by the claims of the various patents, trademarks and service marks may not be broad enough to provide significant proprietary protection or competitive advantages to the Company, and patents, trademarks or service marks may not be issued on pending or contemplated applications. In addition, not all of the Company's products are covered by patents. It is also possible that the Company's patents, trademarks and service marks may be challenged, invalidated, cancelled, narrowed or circumvented.

A third party could claim that the Company has infringed on their intellectual property rights. The Company could be notified of a claim regarding intellectual property rights which could lead to the Company spending time and money to defend or address the claim. Even if the claim is without merit, it could result in substantial costs and diversion of resources.

The Company's insurance may not adequately protect the Company from liabilities related to product defects. The Company maintains product liability and other insurance coverage that the Company believes to be generally in accordance with industry practices. However, our insurance coverage may not be adequate to protect the Company fully against substantial claims and costs that may arise from liabilities related to product defects, particularly if the Company has a large number of defective products.

The Company is subject to extensive environmental regulation and significant potential environmental liabilities. The past and present operation and ownership by the Company of manufacturing plants and real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to discharges in air, water and land, the handling and disposal of solid and hazardous waste and the remediation of contamination associated with releases of hazardous substances. The Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by the Company, some of which could be material. In addition, any investigations or remedial efforts relating to environmental matters could involve material costs or otherwise result in material liabilities.

The Company's failure to retain the existing management team and continue to attract qualified personnel could adversely affect the Company's business. The Company's strategy requires continuous training, motivating, and development of employees and it strives to attract, motivate and retain qualified managerial personnel. Competition for these types of personnel is intense.  Failure to retain and attract these types of personnel could adversely affect the Company's business.

Turnover in personnel could cause manufacturing inefficiencies. The demand for manufacturing labor in certain geographic areas makes it difficult to retain experienced production employees. Turnover could result in additional training and inefficiencies that could impact the Company's operating results. The Company cannot ensure that it will be successful in the retention of these employees.

Natural disasters or other catastrophic events may impact the Company's production schedules and, in turn, negatively impact profitability. Natural disasters or other catastrophic events, including severe weather, terrorist attacks, power interruptions and fires, could disrupt operations and likewise the ability to produce or deliver the Company's products.  The Company's manufacturing operations require significant amounts of energy, including natural gas and oil, and governmental regulations control the allocation of such fuels to the Company.  In the event the Company experiences a temporary or permanent interruption in its ability to produce or deliver product, revenues could be reduced and business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in delayed or lost sales of the Company's products. In addition, any continuing disruption in the Company's computer system could adversely affect the ability to receive and process customer orders, manufacture products and ship products on a timely basis, and could adversely affect relations with customers, potentially resulting in reduction in orders from customers or loss of customers. The Company maintains insurance to help protect the Company from costs relating to these matters but such may not be sufficient or paid in a timely manner to the Company in the event of such an interruption.

The requirements of being a public company may strain the Company's resources and distract management. The Company is subject to the reporting requirements of federal securities laws, including the Sarbanes-Oxley Act of 2002. Among other requirements, the Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. The Company has, and expects to continue to, expend significant management time and resources documenting and testing our internal control over financial reporting. While management's evaluation as of June 30, 2006 resulted in the conclusion that the Company's internal control over financial reporting was effective as of that date, the Company cannot predict the outcome of testing in future periods. If the Company concludes in future periods that its internal control over financial reporting is not effective, or if its independent registered public accounting firm is not able to render the required attestations, it could result in lost investor confidence in the accuracy, reliability and completeness of the Company's financial reports.

The market price of the Company's common stock may experience substantial fluctuations for reasons over which the Company has little control. The market price of common stock could fluctuate substantially based on a variety of factors, including, among others:

  actual or anticipated fluctuations in operating results;

  announcements concerning the Company, competitors or industry;

  overall volatility of the stock market;

  changes in government regulations;

  changes in the financial estimates of securities analysts or investors regarding the Company, the industry or competitors; and

  general market or economic conditions.

Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in results of operations and general economic, political and market conditions, may adversely affect the market price of the Company's common stock.

  Item 1B - Unresolved Staff Comments

None.

  Item 2 - Properties

The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, as of June 30, 2006, are as follows:

	Number of Facilities

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate	Total

Indiana	15	3	6	24
Kentucky	2			2
California	1			1
Idaho	1			1
Mexico	1	1		2
Thailand		1		1
Poland		1		1
China	1			1
United Kingdom		1		1
Ireland		1		1

Total Facilities	21	8	6	35

The listed facilities occupy approximately 5,345,000 square feet in aggregate, of which approximately 4,860,000 square feet are owned and 485,000 square feet are leased. Square footage of these facilities is summarized by segment as follows:

	Approximate Square Footage

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate	Total

Owned	3,736,000	766,000	358,000	4,860,000
Leased	327,000	131,000	27,000	485,000

Total	4,063,000	897,000	385,000	5,345,000

Two Furniture and Cabinets segment facilities that are owned by the Company but not included above are held for lease or are under lease to third parties as of June 30, 2006.

Including leased furniture showroom areas and two of the Company's owned facilities that are held for lease or are under lease which are excluded from the above listing, total facilities approximate 5.7 million square feet. (See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases.)

During fiscal year 2007, the Company plans to exit the Auburn, Indiana Electronic Contract Assemblies segment facility included above.  Construction of an Electronic Contract Assemblies segment manufacturing facility in China is also substantially complete with production to begin in fiscal year 2007, but is not included above.

Included in Unallocated Corporate are executive, national sales and administrative offices, a recycling facility, a child development facility, and a training and education center and corporate showroom.

Generally, properties are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize a reduced second or third shift. Due to sales fluctuations, not all facilities were utilized at normal capacity during the 2006 fiscal year.

Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.

Operating leases for all facilities, including idle facilities and seven leased showroom facilities, total 559,000 square feet and expire from fiscal year 2007-2030 with many of the leases subject to renewal options. The leased showroom facilities are in six states and the District of Columbia.

The Company owns approximately 28,200 acres of land which includes land where various Company facilities reside, including approximately 27,700 acres generally for hardwood timber reserves and approximately 180 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities, and for possible future expansions).  The Company leases approximately six acres of land in Laem Chabang, Thailand where it has an Electronics manufacturing facility, with the lease expiring in 2030.

The Company also leases approximately nine acres in Nanjing, China where an electronics manufacturing facility is being constructed, with the lease expiring in 2056, which is not included in the discussion above.

Item 3 - Legal Proceedings

The Registrant and its subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business, which individually, or in aggregate, are not expected to be material.

Item 4 - Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2006.

Executive Officers of the Registrant

The executive officers of the Registrant as of August 23, 2006 are as follows:

(Age as of August 23, 2006)

Name	Age	Office and Area of Responsibility	Executive Officer Since

James C. Thyen	62	President, Chief Executive Officer, Director	1974
Douglas A. Habig	59	Chairman of the Board	1975
Robert F. Schneider	45	Executive Vice President, Chief Financial Officer	1992
Donald D. Charron	42	Executive Vice President, President-Kimball Electronics Group	1999
P. Daniel Miller	58	Executive Vice President, President-Furniture	2000
Michelle R. Schroeder	41	Vice President, Corporate Controller (functioning as Principal Accounting Officer)	2003
Randall L. Catt	57	Executive Vice President, Human Resources	2004
John H. Kahle	49	Executive Vice President, General Counsel, Secretary	2004
Gary W. Schwartz	58	Executive Vice President, Chief Information Officer	2004

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

PART II

Item 5 - Market for Registrant's Common Equity, Related Share Owner Matters and Issuer Purchases of Equity Securities

Market Prices

The Company's Class B Common Stock trades on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol: KBALB.   High and low sales prices by quarter for the last two fiscal years as quoted by the NASDAQ system are as follows:

	2006		2005

	High	Low	High	Low

First Quarter	$14.34	$11.84	$14.90	$12.95
Second Quarter	$12.36	$10.25	$15.40	$12.99
Third Quarter	$15.36	$10.65	$15.40	$13.69
Fourth Quarter	$19.72	$14.06	$14.51	$11.22

There is no established public trading market for the Company's Class A Common Stock.  However, Class A shares are convertible on a one-for-one basis to Class B shares.

Dividends

There are no restrictions on the payment of dividends except charter provisions that require on a fiscal year basis, that shares of Class B Common Stock are entitled to an additional $0.02 per share dividend more than the dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock.  During fiscal year 2006 dividends declared were $24.4 million, or $0.62 per share on Class A Common Stock and $0.64 per share on Class B Common Stock.  Included in these figures are dividends computed and accrued on unvested Class A and Class B restricted share units, which will be paid by a conversion to the equivalent value of common shares after a specified vesting period.  Dividends by quarter for 2006 compared to 2005 are as follows:

	2006		2005

	Class A	Class B	Class A	Class B

First Quarter	$0.155	$0.16	$0.155	$0.16
Second Quarter	$0.155	$0.16	$0.155	$0.16
Third Quarter	$0.155	$0.16	$0.155	$0.16
Fourth Quarter	$0.155	$0.16	$0.155	$0.16

Total Dividends	$0.620	$0.64	$0.620	$0.64

Share Owners

On August 9, 2006, the Company's Class A Common Stock was owned by 566 Share Owners of record and the Company's Class B Common Stock was owned by 1,801 Share Owners of record, of which 281 also owned Class A Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III for information on securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (April 1 - April 30, 2006)	--	--	--	2,000,000
Month #2 (May 1 - May 31, 2006)	--	--	--	2,000,000
Month #3 (June 1 - June 30, 2006)	43,170	$19.60	--	2,000,000

Total	43,170	$19.60	--

The share repurchases were the result of employee stock option exercises paid by the certification of ownership of existing shares pursuant to the 1996 Stock Incentive Program under which these options were granted.

The share repurchase program previously authorized by the Board of Directors was announced on August 5, 2004.  The program allows for the repurchase of up to 2 million shares and will remain in effect until all shares authorized have been repurchased.  The repurchases shown in the table were not pursuant to this program and therefore did not reduce the 2 million shares authorized for repurchase under the program.

Item 6 - Selected Financial Data

	Year Ended June 30

	2006	2005	2004	2003	2002
(Amounts in Thousands, Except for Per Share Data)
Net Sales	$1,142,581	$1,053,147	$1,053,493	$1,085,954	$1,111,852

Income from Continuing Operations	$ 22,179	$ 21,101	$ 28,350	$ 22,441	$ 42,440

Earnings Per Share from Continuing Operations
Basic:
Class A	$0.57	$0.55	$0.73	$0.58	$1.10
Class B	$0.58	$0.56	$0.75	$0.60	$1.12

Diluted:
Class A	$0.57	$0.54	$0.73	$0.58	$1.10
Class B	$0.58	$0.55	$0.75	$0.60	$1.12

Total Assets	$ 679,021	$ 600,540	$ 614,069	$ 615,644	$ 674,112

Long-Term Debt, Less Current Maturities	$ 1,125	$ 350	$ 395	$ 833	$ 2,291

Cash Dividends Per Share:
Class A	$0.62	$0.62	$0.62	$0.62	$0.62
Class B	$0.64	$0.64	$0.64	$0.64	$0.64

The preceding table excludes all income statement activity of the discontinued operations.

Fiscal year 2006 net sales included $61.5 million related to acquisitions in that year.  Fiscal year 2006 income from continuing operations also included $6.0 million ($0.16 per diluted share) of after-tax restructuring expenses and $1.3 million ($0.03 per diluted share) of after-tax income received as part of a Polish offset credit program for investments made in our Poland operations.

Fiscal year 2005 income from continuing operations included $0.3 million ($0.01 per diluted share) of after-tax restructuring expenses.

Fiscal year 2004 income from continuing operations included $0.9 million ($0.02 per diluted share) of after-tax restructuring expenses and $1.3 million ($0.03 per diluted share) of after-tax income received as part of a Polish offset credit program for investments made in our Poland operations.

Fiscal year 2003 income from continuing operations included $4.9 million ($0.13 per diluted share) of after-tax restructuring expenses.

Fiscal year 2002 income from continuing operations included an $8.2 million after-tax gain ($0.22 per diluted share) from the sale of the Company's Boesendorfer subsidiary and after-tax expenses related to restructuring of $0.2 million ($0.01 per diluted share).

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

The Company's results continue to be hindered by manufacturing inefficiencies at select operations.
Growth in the office furniture industry continues according to the Business and Institutional Furniture Manufacturer's Association (BIFMA International).
  The nature of the electronic manufacturing services industry is such that the start-up of new programs to replace departing customers or expiring programs occurs frequently and the new programs often carry lower margins. The success of the Company's Electronic Contract Assemblies segment is dependent on the successful replacement of such customers or programs. Such changes usually occur gradually over time as old programs phase out of production while newer programs ramp up.

  With the recently completed acquisitions, the Company's sales mix is shifting toward the Electronic Contract Assemblies segment. Since the Electronic Contract Assemblies segment operates at a lower gross profit percentage than the Furniture and Cabinets segment, consolidated gross profit is trending down. The Electronic Contract Assemblies segment operates at lower selling, general and administrative (SG&A) cost as a percent of sales which has the effect of improving consolidated SG&A.

  Some of the electronic component parts produced by the Company are used in completed assemblies in vehicles produced by U.S. automotive manufacturers, some of which are currently in the midst of executing restructuring activities.

  The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments, less short-term borrowings totaled $149 million at June 30, 2006, and the Company continued to generate positive operating cash flow during fiscal year 2006.

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

To address these and other trends and events, the Company has taken, or continues to consider and take, the following actions:

  As end markets dictate, the Company is continually assessing excess capacity and developing plans to better utilize manufacturing operations, including shifting manufacturing capacity to lower cost venues as necessary.

  As part of its previously announced plan to sharpen the focus of the Furniture and Cabinets segment to its primary markets, during fiscal year 2006, the Company sold a forest products hardwood lumber business unit and a business unit which produced and sold fixed-wall furniture systems. The Company also sold during fiscal year 2006 an operation that manufactured polyurethane and polyester molded components for use in the recreational vehicle, signage and residential furniture industries.

  As part of a restructuring plan announced in September 2005, the business processes within the Furniture and Cabinets segment are being simplified and standardized and business functions are being consolidated. The Company expects to make additional capital expenditures and incur incremental consolidation costs before fully realizing the additional benefits.

As operations continue to generate cash, the Company continues to evaluate the most effective uses of the excess cash and short-term investments, including acquisition opportunities and other uses.
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
  As part of the Company's diversification plan for the Electronic Contract Assemblies segment, during fiscal year 2006 the Company acquired the Bridgend, Wales, UK manufacturing operation of Bayer Diagnostics Manufacturing Limited. The acquisition better positions the Electronics Contract Assemblies segment to capitalize on growth opportunities in the medical market. The Company also acquired a printed circuit board assembly operation in Longford, Ireland from Magna Donnelly Electronics Longford Limited. See Note 2 - Acquisitions and Dispositions of Notes to Consolidated Financial Statements for additional information.

The preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, a significant change in economic conditions, loss of key customers or suppliers, or similar unforeseen events.

Restructuring

In February 2006, the Company approved a restructuring plan within the Electronic Contract Assemblies segment to exit a manufacturing facility located in Northern Indiana. As part of this restructuring plan, the production for select programs will be transferred to other locations within this segment. Operations at this facility are scheduled to cease in the Company's first quarter of fiscal year 2007. The plan includes employee transition costs, asset impairment costs, accelerated software amortization costs and other exit costs. The decision to exit this facility was a result of excess capacity in North America.

In September 2005, the Company announced a restructuring plan to sharpen its focus on primary markets within the Furniture and Cabinets segment. Administrative, marketing and business development functions are being consolidated to better serve the segment's primary markets. To simplify and standardize business processes, a portion of the Company's Enterprise Resource Planning (ERP) software is being redesigned and anticipated expenses include accelerated amortization, employee severance and other consolidation costs. The ERP redesign efforts are expected to span approximately three years.

In June 2005, the Company announced a restructuring plan to consolidate its Mexican contract furniture and cabinets operations into one facility located in Juarez, Mexico resulting in the closure of its manufacturing facility in Mexicali, Mexico. The plan included lease charges, severance and other employee costs, equipment relocation costs, asset impairment and other miscellaneous consolidation costs. The decision to consolidate the operations was a result of excess capacity. The consolidation and exit activities related to this plan were completed during fiscal year 2006.

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

Discontinued Operations

During fiscal year 2006, the Company sold a forest products hardwood lumber business unit, a business unit which produced and sold fixed-wall furniture systems, and an operation that manufactured polyurethane and polyester molded components. All three business units were part of the Furniture and Cabinets segment. During fiscal year 2005, the Company exited the branded residential furniture business which was part of the branded furniture product line within the Furniture and Cabinets segment. Also during fiscal year 2005, the Company exited a veneer slicing operation. The cessation of these non-core operations did not impact any of the remaining operations of the Company. The results of the above mentioned operations are reported as discontinued operations in the Company's Consolidated Financial Statements and all prior periods have been restated.

See Note 18 - Discontinued Operations of Notes to Consolidated Financial Statements for more information on the discontinued operations.

Financial results of the discontinued operations were as follows:

Year Ended June 30

(Amounts in Thousands, Except for Per Share Data)	2006	2005	2004

Net Sales of Discontinued Operations	$ 29,078	$ 92,704	$ 96,036
Operating Loss of Discontinued Operations, Net of Tax	$ (205)	$ (4,826)	$ (6,665)
Gain (Loss) on Disposal of Discontinued Operations, Net of Tax	$ (6,911)	$ 313	$ 0
Loss from Discontinued Operations, Net of Tax	$ (7,116)	$ (4,513)	$ (6,665)
Loss from Discontinued Operations per Class B Diluted Share	$ (0.19)	$ (0.11)	$ (0.18)

Acquisitions

During fiscal year 2006, the Company acquired the Bridgend, Wales, UK manufacturing operations of Bayer Diagnostics Manufacturing Limited ("BDML") and its parent company, Bayer Healthcare, LLC, a member of the worldwide group of companies headed by Bayer AG. This acquisition better positions the Electronics Contract Assemblies segment of the Company to capitalize on growth opportunities in the medical market. The BDML workforce and their capabilities have added to the Electronic Contract Assemblies segment package of value that is offered to medical customers. Also during fiscal year 2006, the Company acquired a printed circuit board assembly operation in Longford, Ireland from Magna Donnelly Electronics Longford Limited. Both of these acquisitions emphasize the Company's strategic expansion of global capabilities and responsiveness in serving the Company's customers. See Note 2 - Acquisitions and Dispositions of Notes to Consolidated Financial Statements for additional information on the acquired operations.

Related Party Disclosure

During fiscal year 2006, the Company's forest products hardwood lumber operation which has been accounted for as a discontinued operation was sold to Indiana Hardwoods, Inc. Barry L. Cook, President of Indiana Hardwoods, Inc. was formerly employed by the Company as a Vice President of Kimball International, Inc. and had responsibility for this hardwoods lumber operation. The transaction prices were negotiated between the Company and Indiana Hardwoods, Inc. The Company also considered offers from other interested outside parties, but determined that it was in the Company's best interest financially to sell this operation to Indiana Hardwoods, Inc. The purchase price totaled $25.5 million, of which $23.5 million was collected at closing and $2.0 million is a note receivable. The Company has no ongoing commitments resulting from the sales agreement.

Adoption of FASB Statement No. 123(R), Share-Based Payment

The Company maintains stock-based employee compensation plans. Prior to fiscal year 2006, the Company accounted for the plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized in income. However, expense related to other share-based awards such as restricted share units (RSUs) and performance shares had been recognized in the income statement under APB 25. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). Under the modified prospective method of adoption selected by the Company, compensation expense related to stock options is recognized beginning in fiscal year 2006, but compensation cost in fiscal year 2005 related to stock options continues to be disclosed on a pro forma basis only in Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements. Results for prior years have not been restated.

After-tax stock option expense recognized during fiscal year 2006 totaled $0.2 million. The Company estimates after-tax expense for previously issued stock options will be approximately, in millions, $0.4 for fiscal year 2007, and $0.1 for fiscal year 2008, assuming a constant estimated forfeiture rate.

As of June 30, 2006, there was approximately $3.3 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over a weighted average period of 3.9 years. As of June 30, 2006, there was approximately $4.4 million of unrecognized compensation cost related to nonvested RSU compensation arrangements awarded under the plan. That cost is expected to be recognized over a weighted average period of 3.1 years.

FAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. FAS 123(R) also requires that liability awards be revalued to fair value, which, upon the adoption of FAS 123(R), had the effect of a reduction of a liability for outstanding stock appreciation rights. The impact of the revaluation of the stock appreciation rights and the use of the estimated forfeiture method for prior periods has been presented on the Consolidated Statements of Income as a Cumulative Effect of a Change in Accounting Principle, as required by FAS 123(R). The cumulative effect totaled $0.3 million of income, net of taxes.

During fiscal year 2006, the Company shifted from issuing RSUs, which vest based solely on the passage of time, as a management retention vehicle, to awards of performance shares. The Company has not awarded stock options since fiscal year 2004.

See Note 8 - Stock Compensation Plans of Notes to Consolidated Financial Statements for additional information.

The following discussions are based on income from continuing operations and therefore exclude all income statement activity of the discontinued operations and the cumulative effect of the accounting change.

Fiscal Year 2006 Results of Operations

Financial Overview - Consolidated
Fiscal year 2006 consolidated net sales were $1.143 billion compared to fiscal year 2005 net sales of $1.053 billion, an 8% increase over fiscal year 2005. Fiscal year 2006 consolidated net sales include $61.5 million from acquisitions that were completed during the fiscal year in the Company's Electronic Contract Assemblies segment. Fiscal year 2006 consolidated income from continuing operations was $22.2 million, or $0.58 per Class B diluted share, inclusive of $6.0 million, or $0.16 per Class B diluted share, of after-tax restructuring costs. Fiscal year 2005 consolidated income from continuing operations was $21.1 million, or $0.55 per Class B diluted share, inclusive of $0.3 million, or $0.01 per Class B diluted share, of after-tax restructuring costs.

Consolidated gross profit as a percent of sales in fiscal year 2006 was 21.5% compared to 21.8% in the prior fiscal year. With the recently completed acquisitions, the Company's sales mix is shifting toward the Electronic Contract Assemblies segment. Since the Electronic Contract Assemblies segment operates at a lower gross profit percentage than the Furniture and Cabinets segment, consolidated gross profit is trending down. Improvements in the Furniture and Cabinet segment over the prior year more than offset lower gross profit in the Electronic Contract Assemblies segment excluding acquisitions.

Consolidated selling, general and administrative (SG&A) expenses decreased as a percent of net sales, but increased in absolute dollars compared to fiscal year 2005 due to higher incentive compensation costs which are linked to Company profitability. Excluding the acquisitions, consolidated fiscal year 2006 SG&A expenses would have increased in absolute dollars and as a percent of sales.

Fiscal year 2006 other income increased compared to fiscal year 2005 on higher interest income and $2.2 million pre-tax income relating to funds received as part of a Polish offset credit program for investments made in our Poland operation. In addition, fiscal year 2005 other income included the benefit of derivative gains which partially offset other related currency fluctuations.

The fiscal year 2006 effective income tax rate approximated the fiscal year 2005 effective tax rate. The fiscal year 2006 effective tax rate was lower than the statutory rate due to the positive tax effect of the Company's foreign operations which have a lower effective tax rate than the Company's domestic facilities as well as $1.8 million for adjustments to income tax and related interest accruals resulting from the favorable closure of several prior year tax audits. The fiscal year 2005 effective tax rate was also lower than the statutory rate primarily due to the positive tax effect of the Company's foreign operations.

During fiscal year 2006, the Company changed its classification of gains and losses on sales of property and equipment, previously shown in non-operating income, to selling, general and administrative expenses for each of the periods presented in the accompanying Consolidated Statements of Income. The fiscal year 2005 reclassification of gains totaled $1.4 million. In fiscal year 2006, the Company recognized, in millions, $2.3 of gains on the sale of property and equipment as selling, general and administrative expenses.

Comparing the balance sheets as of June 30, 2006 to June 30, 2005, the decline in the Company's property and equipment net of accumulated depreciation was primarily related to the sale of discontinued operations. The decline in capitalized software net of accumulated amortization was a result of the impairment of integrated ERP software during fiscal year 2006 in addition to normal amortization. The increased balances as of June 30, 2006 of receivables, inventories, other current assets and accounts payable were primarily a result of the acquisitions within the Electronic Contract Assemblies segment during fiscal year 2006. The June 30, 2006 borrowings were higher as the Company utilized a Euro currency borrowing on its revolving credit facility in order to provide a natural currency hedge.  The June 30, 2006 accrued expenses increased since June 30, 2005 on higher accrued incentive compensation and higher accrued retirement which are both linked to Company profitability.

Furniture and Cabinets Segment
The Furniture and Cabinets segment net sales for fiscal year 2006 of $645.6 million increased over fiscal year 2005 net sales of $612.6 million as increased sales of branded furniture products more than offset the decreased sales of the contract private label products. At June 30, 2006, open orders for the Furniture and Cabinets segment increased 15% from open orders at June 30, 2005.

Fiscal year 2006 net sales of the Company's branded furniture products, which include office and hospitality furniture, totaled $573.7 million, a 12% increase from fiscal year 2005 net sales of $512.8 million. The branded furniture products net sales increase was due to price increases of approximately $13 million as well as increased volumes of both office and hospitality furniture.  Branded furniture products open orders at June 30, 2006 were 21% higher than open orders at June 30, 2005 on higher open orders of both office and hospitality furniture.

Net sales of contract private label products declined 28% to $71.9 million in fiscal year 2006 compared to $99.8 million in fiscal year 2005. The net sales decrease within this product line was primarily due to the planned exit of contract private label furniture products as part of the previously announced restructuring plan. At June 30, 2006, open orders for contract private label products were 39% lower than open orders at June 30, 2005 primarily due to the planned exit.

The Furniture and Cabinets segment income from continuing operations was $10.7 million in fiscal year 2006, inclusive of after-tax restructuring charges of $5.5 million, compared to income from continuing operations of $7.1 million in fiscal year 2005, which included $0.3 million of after-tax restructuring charges. The fiscal year 2006 restructuring charges were primarily related to the consolidation of two Mexican furniture manufacturing operations into one location and the consolidation of administrative, marketing and business development functions within this segment. The fiscal year-over-year earnings improvement was driven by the higher sales volumes and improved gross profit percent. More specifically, income from continuing operations was positively impacted by price increases on select branded furniture products and improved labor efficiencies. Partially offsetting the improvement were higher employee benefit expenses in fiscal year 2006 and continued manufacturing inefficiencies at the Company's Mexican furniture manufacturing operations. As compared to the prior year, fiscal year 2006 SG&A expenses remained flat as a percent of sales, but increased in total dollars due to higher incentive compensation costs which are linked to Company profitability.

See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for more information on restructuring charges.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, supply chain cost pressures and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are located within Item 1A - Risk Factors.

Electronic Contract Assemblies Segment
Fiscal year 2006 Electronic Contract Assemblies segment net sales of $496.7 million increased $57.0 million, or 13%, from fiscal year 2005 net sales of $439.7 million. The sales increase was driven by $61.5 million net sales resulting from the fiscal year 2006 acquisitions in the United Kingdom and Ireland. Increased year-over-year electronic contract assembly sales to customers in the industrial control and medical industries more than offset decreased year-over-year sales to customers in the automotive industry. Within the automotive industry, increased sales to certain customers were more than offset by decreased sales to other customers as certain programs are nearing end of life. At June 30, 2006, open orders for the Electronic Contract Assemblies segment increased 21% from open orders at June 30, 2005 due to the inclusion of open orders of the fiscal year 2006 acquisitions. Due to the contract nature of the Company's business, open orders at a point in time may not be indicative of future sales trends.

Electronic Contract Assemblies segment fiscal year 2006 income from continuing operations totaled $6.5 million, inclusive of after-tax restructuring charges of $0.5 million, a 40% decline from the $10.8 million income from continuing operations in fiscal year 2005. The restructuring charges were related to the exit of a North American manufacturing facility as discussed in more detail in Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements. The fiscal year 2006 decrease in income from continuing operations was primarily attributable to a decline in gross profit as a percent of sales which was driven by tighter margins on products due to competitive pricing pressures and a sales mix shift among various products to those with lower margins along with increased employee benefit expenses. Acquisitions completed during fiscal year 2006 also had the effect of lowering this segment's gross profit as a percent of sales. Partially offsetting the gross profit decline, fiscal year 2006 income from continuing operations was positively impacted by lower new product introduction costs and $1.3 million of after-tax income relating to funds received as part of the Polish offset credit program for investments made in the Company's Poland operation. Fiscal year 2006 Electronic Contract Assemblies segment earnings also benefited from a lower effective tax rate as compared to the fiscal year 2005 rate as fiscal year 2006 included adjustments to income tax accruals.

Included in this segment are a significant amount of sales to TRW Automotive, Inc., a full-service automotive supplier. As a result of the acquisition of the Bridgend, Wales, UK manufacturing operations of BDML in the Company's fourth quarter of fiscal year 2006, sales to Bayer AG are also significant. Sales to these two customers accounted for the following portions of consolidated net sales and Electronic Contract Assemblies segment net sales:

	Year Ended June 30

	2006	2005

TRW sales as a percent of consolidated net sales	12%	12%
Bayer AG sales as a percent of consolidated net sales	6%	2%
TRW sales as a percent of Electronic Contract Assemblies segment net sales	27%	30%
Bayer AG sales as a percent of Electronic Contract Assemblies segment net sales	13%	4%

TRW Automotive, Inc. sells electronic power steering products and complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple programs that span multiple vehicle platforms, which partially mitigates the Company's exposure to this customer. The Company also continues to focus on diversification of the Electronic Contract Assemblies segment customer base.

The nature of the electronic manufacturing services industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program matures and becomes established. This segment continues to experience margin pressures related to an overall excess capacity position in the electronics subcontracting services market. New business awards for projects in the automotive industry are extremely competitive.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, the contract nature of this industry, and the importance of sales to large customers. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are located within Item 1A - Risk Factors.

Fiscal Year 2005 Results of Operations

The following discussions have been restated to exclude all income statement activity of discontinued operations and thus are based on income from continuing operations.

Financial Overview - Consolidated
Both fiscal year 2005 and fiscal year 2004 consolidated net sales were $1.053 billion. Sales were flat in both the Company's Furniture and Cabinets segment and the Electronic Contract Assemblies segment. Fiscal year 2005 consolidated income from continuing operations was $21.1 million, or $0.55 per Class B diluted share, inclusive of $0.3 million, or $0.01 per Class B diluted share of after-tax restructuring costs. Fiscal year 2004 consolidated income from continuing operations was $28.4 million, or $0.75 per Class B diluted share, inclusive of $0.9 million, or $0.02 per Class B diluted share, of after-tax restructuring costs.

The Company's fiscal year 2005 gross profit as a percent of net sales of 21.8% declined as compared to the fiscal year 2004 gross profit as a percent of net sales of 23.8%. New product introduction costs as well as a sales mix shift toward lower margin products within the Electronic Contract Assemblies segment contributed to the gross profit decline. In addition, increased costs for steel, wood composite sheet stock and other commodities during fiscal year 2005 drove an increase in material costs as a percent of net sales compared to fiscal year 2004. Price increases on select Furniture and Cabinets segment products and the exit of underperforming facilities as part of the previously executed restructuring activities helped to mitigate the gross profit decline. Also, the year-over-year consolidated gross profit comparison is impacted by a favorable adjustment to property taxes in fiscal year 2004. Fiscal year 2005 consolidated selling, general and administrative (SG&A) expenses decreased in absolute dollars and as a percent of net sales from fiscal year 2004 due to higher selling expenses being more than offset by lower administrative costs and lower incentive compensation costs which are linked to Company profitability.

Fiscal year 2005 other income increased from fiscal year 2004 in part due to higher interest income and derivative gains which partially offset other related currency fluctuations. Fiscal year 2004 other income included $1.3 million, after-tax, relating to funds received as part of a Polish offset credit program for investments made in our Poland operation.

The fiscal year 2005 effective income tax rate decreased 10.4 percentage points as compared to fiscal year 2004, primarily due to the positive tax effect of the Company's foreign operations as a greater portion of income for fiscal year 2005 was generated by foreign operations which have a lower effective tax rate than the Company's domestic facilities.

During fiscal year 2006, the Company changed its classification of gains and losses on sales of property and equipment, previously shown in non-operating income, to selling, general and administrative expenses for each of the periods presented in the accompanying Consolidated Statements of Income. Amounts reclassified in fiscal year 2005 and 2004 were gains of, in millions, $1.4 and $0.2, respectively.

Furniture and Cabinets Segment
The Furniture and Cabinets segment's net sales for fiscal year 2005 of $612.6 million were flat with fiscal year 2004 net sales of $613.0 million as decreased sales of contract private label products were offset by increased sales of branded furniture products. At June 30, 2005, open orders for the Furniture and Cabinets segment decreased 7% from open orders at June 30, 2004.

Fiscal year 2005 net sales of the Company's branded furniture products, which included office and hospitality furniture, totaled $512.8 million, a 2% increase from fiscal year 2004 net sales of $502.1 million as increased net sales of office furniture more than offset decreased net sales of hospitality furniture. The office furniture net sales increase was due to both increased sales volumes and price increases on select branded furniture products. The hospitality furniture decrease was primarily due to lower sales of custom product. Branded furniture products open orders at June 30, 2005 were flat with open orders at June 30, 2004.

Net sales of contract private label products, which included residential furniture and cabinets, office furniture and retail infrastructure products, declined 10% to $99.8 million in fiscal year 2005 compared to $110.9 million in fiscal year 2004. The net sales decrease within this product line was primarily due to lower sales of residential furniture and cabinets. At June 30, 2005, open orders for contract private label products were 44% lower than open orders at June 30, 2004 primarily due to declining orders for large-screen projection television cabinets.

The Furniture and Cabinets segment income from continuing operations was $7.1 million in fiscal year 2005, inclusive of after-tax restructuring charges of $0.3 million, compared to fiscal year 2004 income from continuing operations which was also $7.1 million and included $0.8 million of after-tax restructuring charges. The fiscal year 2005 Furniture and Cabinets segment income from continuing operations was positively impacted by the exit of underperforming facilities related to the previously executed restructuring activities and price increases on select branded furniture products. Fiscal year 2005 results were negatively impacted by higher freight expense in part attributable to rising fuel prices and higher prices on several key commodities such as steel and wood composite sheet stock. In addition, manufacturing inefficiencies at select domestic contract manufacturing facilities hindered fiscal year 2005 results. The year-over-year comparison is also impacted by a favorable adjustment to property taxes in fiscal year 2004.

See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for more information on restructuring charges.

Electronic Contract Assemblies Segment
Fiscal year 2005 Electronic Contract Assemblies segment net sales of $439.7 million were flat with fiscal year 2004 net sales of $439.3 million. Year-over-year electronic contract assembly sales increased to customers in the automotive, industrial control, and telecommunications industries and decreased to customers in the computer and medical industries. The June 30, 2005 open orders for the Electronic Contract Assemblies segment decreased 9% from open orders at June 30, 2004.

Electronic Contract Assemblies segment fiscal year 2005 income from continuing operations totaled $10.8 million which was a decline from the $18.4 million in fiscal year 2004. The decrease was primarily attributable to a decline in gross profit which was driven by tighter margins on products due to competitive pricing pressures, a sales mix shift among various products to those with lower margins, and higher new product introduction costs. Freight expense and depreciation expense were also both higher in fiscal year 2005 as compared to fiscal year 2004. Fiscal year 2005 earnings were positively impacted by lower taxes as a greater portion of income was generated during fiscal year 2005 by foreign operations which have a lower effective tax rate than the Company's domestic facilities. Fiscal year 2004 included $1.3 million of after-tax income relating to funds received as part of the Polish offset credit program for investments made in the Company's Poland operation. Fiscal year 2004 Electronic Contract Assemblies segment earnings also benefited from favorable property tax reserve adjustments.

Included in this segment were sales to TRW Automotive, Inc., a full-service automotive supplier, which accounted for the following portions of consolidated net sales and Electronic Contract Assemblies segment net sales:

	Year Ended June 30

	2005	2004

TRW sales as a percent of consolidated net sales	12%	15%
TRW sales as a percent of Electronic Contract Assemblies segment net sales	30%	37%

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

Liquidity and Capital Resources

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings increased from $115 million at June 30, 2005 to $149 million at June 30, 2006.

Working capital at June 30, 2006 was $231 million compared to working capital of $204 million at June 30, 2005. The current ratio was 2.0 at June 30, 2006 and 2.4 at June 30, 2005.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO), for fiscal year 2006 improved to 41.9 from 45.3 for fiscal year 2005. The improvement was primarily driven by the exit of discontinued operations. The Company defines DSO as the average of monthly accounts and notes receivable divided by an annual average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for fiscal year 2006 decreased to 45.9 from 54.6 for fiscal year 2005. The decrease was driven by the exit of the discontinued operations. The Company defines PDSOH as the average of the monthly gross inventory divided by an annual average day's cost of sales.

The Company does not disclose discontinued operations separately from continuing operations in the Consolidated Statements of Cash Flows. However, for clarity purposes, the Company does separately disclose the adjustment to net income for the gain or loss on disposal of discontinued operations in cash flows from operating activities and the proceeds from disposal of discontinued operations in cash flows from investing activities.

Operating activities generated $77 million of cash flow in fiscal year 2006 compared to $65 million in fiscal year 2005. The Company reinvested $32 million into capital investments for the future, including manufacturing equipment and expenditures related to the construction of an electronics manufacturing facility in Nanjing, China which is substantially complete. In addition, cash payments related to the fiscal year 2006 acquisitions totaled $28 million. Fiscal year 2006 investing cash flow activities included proceeds of $25 million from the sale of discontinued operations. Fiscal year 2006 financing cash flow activities included $24 million in dividend payments, which remained flat with fiscal year 2005.

The Company's $75 million revolving credit facility allows for both issuances of letters of credit and cash borrowings. At June 30, 2006, the Company had $21.0 million of short-term borrowings outstanding under the revolving credit facility. The Company utilized a Euro currency borrowing on the revolving credit facility in order to provide a natural currency hedge against Euro denominated intercompany notes between the US parent and the Euro functional currency subsidiaries acquired in fiscal year 2006. Also at June 30, 2006, the Company had $2.1 million of short-term borrowings outstanding under a separate foreign credit facility which is backed by the $75 million revolving credit facility. The Company issued an additional $12.3 million in letters of credit against the revolving credit facility, which reduced total availability to borrow to $39.6 million at June 30, 2006. At June 30, 2005, the Company had $2.2 million of short-term borrowings outstanding under the separate foreign credit facility which was backed by the $75 million revolving credit facility.

The $75 million revolving credit facility also provides an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at June 30, 2006. (See Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements for more information on the credit facility.)

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations and the availability of borrowing under the Company's revolving credit facility will be sufficient in fiscal year 2007 and the foreseeable future for working capital needs, share repurchases, dividends and for funding investments in the Company's future, including potential acquisitions. The Company's primary source of funds is its ability to generate cash from operations to meet its liquidity obligations, which could be affected by factors such as a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. The Company's secondary source of funds is its revolving credit facility, which is contingent on complying with certain debt covenants. The Company does not expect the covenants to limit or restrict its ability to borrow on the facility in fiscal year 2007. The Company anticipates maintaining a strong liquidity position for the 2007 fiscal year. The Company does not expect the absence of cash flows from discontinued operations to have a material effect on future liquidity and capital resources.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Contractual Obligations

The following table summarizes the Company's contractual obligations as of June 30, 2006.

	Payments due during fiscal years ending June 30,

(Amounts in Millions)	Total	2007	2008-2009	2010-2011	Thereafter

Recorded Contractual Obligations:
Long-Term Debt Obligations (a)	$ 0.3	$ 0	$ 0	$ 0	$ 0.3
Capital Lease Obligations (a)	1.2	0.4	0.8	0	0
Other Long-Term Liabilities Reflected on the Balance Sheet (b) (c) (d)	10.6	0.1	1.5	2.5	6.5

Unrecorded Contractual Obligations:
Operating Leases (d)	31.7	4.7	9.5	5.3	12.2
Purchase Obligations (e)	197.4	184.1	7.6	5.4	0.3

Total	$241.2	$189.3	$19.4	$13.2	$19.3

(a) Refer to Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements for more information regarding Long-Term Debt and Capital Lease Obligations. The $0.4 million capital lease payments due in fiscal year 2007 are recorded as a current liability.

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

(c) Excludes $8.0 million of long-term deferred taxes and related accrued interest which are not tied to a contractual obligation.

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

Critical Accounting Policies

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. The Company's management overlays a fundamental philosophy of valuing its assets and liabilities in an appropriately conservative manner. A summary of the Company's significant accounting policies is disclosed in Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of the Company's consolidated financial statements and are the policies that are most critical in the portrayal of the Company's financial position and results of operations. Management has discussed these critical accounting policies and estimates with the Audit Committee of the Company's Board of Directors and with the Company's independent registered public accounting firm.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At June 30, 2006 and June 30, 2005 the reserve for returns and allowances was $2.7 million and $2.2 million, respectively. Over the past two years, the returns and allowances reserve has been approximately 2% of gross trade receivables.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at June 30, 2006 and 2005 was $0.9 million and $1.9 million, respectively, and over the past two years, this reserve has trended between approximately 1% and 2% of gross trade accounts receivable. The decline was primarily related to exited businesses.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 24% and 50% of consolidated inventories in fiscal years 2006 and 2005, respectively, including approximately 83% and 86% of the Furniture and Cabinets segment inventories in fiscal years 2006 and 2005, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. The decline in inventories valued under the LIFO method as a percentage of total inventories was primarily caused by the sale of discontinued operations during the current fiscal year, which predominately used the LIFO method for valuing inventories, coupled with the acquisitions within the Electronic Contract Assemblies segment in fiscal year 2006 which do not use the LIFO method. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and actuarial analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2006 and 2005 the Company's accrued liabilities for self-insurance exposure were $7.2 million and $8.0 million, respectively, excluding immaterial amounts held in a voluntary employees' beneficiary association (VEBA) trust.

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

New Accounting Standards

See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk: As of June 30, 2006 and 2005, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $107 million and $60 million respectively.  These securities are classified as available-for-sale securities and are stated at market value with unrealized gains and losses recorded net of tax related effect as a component of Share Owners' Equity.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  A hypothetical 100 basis point increase in an annual period in market interest rates from levels at June 30, 2006 and 2005 would cause the fair value of these short-term investments to decline by an immaterial amount.  Further information on short-term investments is provided in Note 12 - Short-Term Investments of Notes to Consolidated Financial Statements.

The Company is exposed to interest rate risk on certain outstanding debt balances.  The outstanding loan balances under the Company's revolving credit facility and foreign credit facility bear interest at variable rates based on prevailing short-term interest rates.  Based on the $23 million outstanding balance of these variable rate obligations at June 30, 2006, the Company estimates that a hypothetical 100 basis point change in interest rates would not have a material effect on annual interest expense.  Further information on debt balances is provided in Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements.

Foreign Exchange Rate Risk: The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes.  The Company's risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures.  Derivatives are used only to manage underlying exposures of the Company and are not used in a speculative manner.  Further information on derivative financial instruments is provided in Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements.  The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period assuming similar levels of profitability as seen in fiscal years 2006 and 2005.

Item 8 - Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Kimball International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting and for the preparation and integrity of the accompanying financial statements and other related information in this report.  The consolidated financial statements of the Company and its subsidiaries, including the footnotes, were prepared in accordance with accounting principles generally accepted in the United States of America and include judgments and estimates, which in the opinion of management are applied on an appropriately conservative basis.  The Company maintains a system of internal and disclosure controls intended to provide reasonable assurance that assets are safeguarded from loss or material misuse, transactions are authorized and recorded properly, and that the accounting records may be relied upon for the preparation of the financial statements.  This system is tested and evaluated regularly for adherence and effectiveness by employees who work within the internal control processes, by the Company's staff of internal auditors, as well as by the independent registered public accounting firm in connection with their annual audit.

Management's assessment of the effectiveness of the Company's internal control over financial reporting excluded the acquisitions in fiscal year 2006 in the United Kingdom and Ireland.  These entities represented, in the aggregate, 13% and 5% of consolidated total assets and consolidated net sales, respectively, of the Company as of and for the year ended June 30, 2006.  These acquisitions are more fully discussed in Note 2-Acquisitions and Dispositions of Notes to Consolidated Financial Statements for fiscal year 2006.  Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting within one year of the date of the acquisition.

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

These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, conducted under the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that its internal control over financial reporting was effective as of June 30, 2006.

Management's assessment of the effectiveness of internal control over financial reporting as of June 30, 2006, was audited by Deloitte & Touche LLP, the Company's independent registered public accounting firm, as stated in their report which is included herein.

/s/ James C. Thyen

JAMES C. THYEN President, Chief Executive Officer
August 16, 2006

/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
August 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Share Owners of Kimball International, Inc.:

We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the "Company") as of June 30, 2006 and 2005, and the related consolidated statements of income, share owners' equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Kimball Electronics Wales, Ltd. and Kimball Electronics Ireland, Ltd., which were acquired on April 3, 2006 and May 5, 2006 respectively, and whose financial statements reflect total assets and revenues constituting 13% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2006.  Accordingly, our audit did not include the internal control over financial reporting at Kimball Electronics Wales, Ltd. and Kimball Electronics Ireland, Ltd.  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP Indianapolis, Indiana August 22, 2006

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)
	June 30, 2006	June 30, 2005

Assets
Current Assets:
Cash and cash equivalents	$ 64,857	$ 57,253
Short-term investments	106,846	60,270
Receivables, net of allowances of $1,282 and $2,142, respectively	154,571	125,178
Inventories	109,479	87,531
Prepaid expense and other current assets	32,327	21,808

Total current assets	468,080	352,040

Property and Equipment, net of accumulated depreciation of $327,177 and $356,639, respectively	151,122	176,054
Capitalized Software, net of accumulated amortization of $51,859 and $43,415, respectively	26,602	37,273
Goodwill	3,286	2,166
Other Assets	29,931	33,007

Total Assets	$679,021	$600,540

Liabilities and Share Owners' Equity
Current Liabilities:
Current maturities of long-term debt	$ 427	$ 49
Accounts payable	140,628	87,049
Borrowings under credit facility	23,133	2,154
Dividends payable	6,643	6,420
Accrued expenses	65,868	52,700

Total current liabilities	236,699	148,372

Other Liabilities:
Long-term debt, less current maturities	1,125	350
Deferred income taxes and other	18,615	23,592

Total other liabilities	19,740	23,942

Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized 49,826,000 in 2006 and 2005 Shares issued 14,368,000 in 2006 and 2005	718	718
Class B - Shares authorized 100,000,000 in 2006 and 2005 Shares issued 28,657,000 in 2006 and 2005	1,433	1,433
Additional paid-in capital	6,019	4,625
Retained earnings	486,518	495,557
Accumulated other comprehensive income	886	901
Deferred stock-based compensation	-0-	(7,812)
Less: Treasury stock, at cost:
Class A - 1,691,000 shares in 2006 and 377,000 shares in 2005	(24,615)	(5,610)
Class B - 3,115,000 shares in 2006 and 3,881,000 shares in 2005	(48,377)	(61,586)

Total Share Owners' Equity	422,582	428,226

Total Liabilities and Share Owners' Equity	$679,021	$600,540

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)
	Year Ended June 30

	2006	2005	2004

Net Sales	$1,142,581	$1,053,147	$1,053,493

Cost of Sales	896,391	823,305	803,131

Gross Profit	246,190	229,842	250,362

Selling, General and Administrative Expenses	219,438	210,940	214,129

Restructuring Expense	9,635	448	2,843

Operating Income	17,117	18,454	33,390

Other Income (Expense): Interest income	4,592	2,105	1,393
Interest expense	(249)	(163)	(414)
Non-operating income	7,555	7,639	8,166
Non-operating expense	(1,103)	(1,576)	(1,609)

Other income, net	10,795	8,005	7,536

Income from Continuing Operations Before Taxes on Income	27,912	26,459	40,926

Provision for Income Taxes	5,733	5,358	12,576

Income from Continuing Operations	22,179	21,101	28,350
Gain (Loss) from Discontinued Operations, Net of Tax	(7,116)	(4,513)	(6,665)

Income Before Cumulative Effect of Change in Accounting Principle	15,063	16,588	21,685
Cumulative Effect of Change in Accounting Principle, Net of Tax	299	-0-	-0-

Net Income	$ 15,362	$ 16,588	$ 21,685

Earnings Per Share of Common Stock
Basic Earnings Per Share from Continuing Operations:
Class A	$0.57	$0.55	$0.73
Class B	$0.58	$0.56	$0.75
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.57	$0.54	$0.73
Class B	$0.58	$0.55	$0.75
Basic Earnings Per Share:
Class A	$0.39	$0.43	$0.56
Class B	$0.41	$0.44	$0.58
Diluted Earnings Per Share:
Class A	$0.39	$0.42	$0.55
Class B	$0.40	$0.44	$0.57

Average Number of Shares Outstanding Basic:
Class A	13,195	13,576	13,696
Class B	25,002	24,565	24,405
Totals	38,197	38,141	38,101
Diluted:
Class A	13,360	13,711	13,807
Class B	25,024	24,648	24,500
Totals	38,384	38,359	38,307

See Notes to Consolidated Financial Statements                                                      40

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	Year Ended June 30

	2006	2005	2004

Cash Flows From Operating Activities:
Net income	$ 15,362	$ 16,588	$ 21,685
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	(497)	-0-	-0-
Depreciation and amortization	37,907	41,884	41,336
Gain on sales of assets, facilities and subsidiaries	(2,542)	(1,344)	(167)
(Gain)/Loss on disposal of discontinued operations	11,495	(520)	-0-
Restructuring	5,885	190	1,616
Deferred income tax and other deferred charges	(8,674)	(6,765)	3,160
Stock-based compensation	3,695	2,268	1,132
Excess tax benefits from stock-based compensation	(89)	-0-	-0-
Change in current assets and liabilities:
Receivables	(34,895)	3,473	(826)
Inventories	(2,758)	5,000	(5,232)
Other current assets	(2,771)	6,675	(5,023)
Accounts payable	46,013	(2,935)	10,503
Accrued expenses	8,481	193	708

Net cash provided by operating activities	76,612	64,707	68,892

Cash Flows From Investing Activities:
Capital expenditures	(29,526)	(28,127)	(37,145)
Proceeds from sales of assets	13,125	3,757	2,626
Proceeds from sales of facilities/subsidiaries	1,912	17,520	1,502
Proceeds from disposal of discontinued operations	25,231	2,300	-0-
Payments for acquisitions	(27,511)	-0-	-0-
Purchase of capitalized software and other assets	(1,991)	(5,538)	(9,103)
Proceeds from cancellation of split-dollar life insurance policy	-0-	-0-	2,958
Purchases of available-for-sale securities	(72,033)	(42,741)	(37,134)
Sales and maturities of available-for-sale securities	25,160	27,793	31,503
Other, net	(605)	-0-	-0-

Net cash used for investing activities	(66,238)	(25,036)	(44,793)

Cash Flows From Financing Activities:
Net change in foreign credit facility	(44)	2,154	-0-
Proceeds from revolving credit facility	21,023	-0-	-0-
Payments on capital leases and long-term debt	(131)	(422)	(1,352)
Dividends paid to share owners	(24,175)	(24,136)	(24,106)
Excess tax benefits from stock-based compensation	89	-0-	-0-
Other, net	(66)	(129)	(26)

Net cash used for financing activities	(3,304)	(22,533)	(25,484)

Effect of Exchange Rate Change on Cash and Cash Equivalents	534	124	85

Net Increase (Decrease) in Cash and Cash Equivalents	7,604	17,262	(1,300)

Cash and Cash Equivalents at Beginning of Year	57,253	39,991	41,291

Cash and Cash Equivalents at End of Year	$ 64,857	$ 57,253	$ 39,991

Supplemental Schedule of Noncash Activities
A capital lease obligation of $1.3 million was incurred when the Company entered into a lease for equipment during fiscal year 2006.
Payments for acquisitions of $27.5 million exclude $4.7 million that was included in accounts payable at June 30, 2006.

See Notes to Consolidated Financial Statements 41

KIMBALL INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY (Amounts in Thousands, Except for Share Data)
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Stock-Based Compensation	Treasury Stock	Total Share Owners' Equity
	Common Stock
	Class A	Class B

Amounts at June 30, 2003	$ 718	$1,433	$7,107	$505,925	$1,283	$ -0-	$(81,050)	$435,416
Comprehensive income:
Net income				21,685				21,685
Net change in unrealized gains and losses on securities					(564)			(564)
Foreign currency translation adjustment					58			58
Net change in derivative gains and losses					845			845

Comprehensive income								22,024

Issuance of non-restricted stock (15,000 shares)			(69)				308	239
Net exchanges of shares of Class A and Class B common stock (147,000 shares)			(871)				871	-0-
Restricted share unit grant, net of forfeitures (324,000 shares)			(407)			(5,599)	6,006	-0-
Compensation expense related to stock incentive plans			400			465		865
Exercise of stock options (1,000 shares)			(15)				10	(5)
Performance Share Issuance (19,000 shares)			(82)				368	286
Dividends declared:
Class A ($0.62 per share)				(8,556)				(8,556)
Class B ($0.64 per share)				(15,658)				(15,658)

Amounts at June 30, 2004	$ 718	$1,433	$6,063	$503,396	$1,622	$(5,134)	$(73,487)	$434,611
Comprehensive income:
Net income				16,588				16,588
Net change in unrealized gains and losses on securities					(79)			(79)
Foreign currency translation adjustment					(5)			(5)
Net change in derivative gains and losses					(637)			(637)

Comprehensive income								15,867

Issuance of non-restricted stock (17,000 shares)			(67)				314	247
Net exchanges of shares of Class A and Class B common stock (121,000 shares)			(646)				646	-0-
Restricted share unit grant, net of forfeitures (293,000 shares)			(667)			(4,151)	4,802	(16)
Compensation expense related to stock incentive plans			549			1,473		2,022
Performance share issuance (22,000 shares)			(607)				529	(78)
Dividends declared:
Class A ($0.62 per share)				(8,628)				(8,628)
Class B ($0.64 per share)				(15,799)				(15,799)

Amounts at June 30, 2005	$ 718	$1,433	$4,625	$495,557	$ 901	$(7,812)	$(67,196)	$428,226
Comprehensive income:
Net income				15,362				15,362
Net change in unrealized gains and losses on securities					(166)			(166)
Foreign currency translation adjustment					468			468
Net change in derivative gains and losses					(317)			(317)

Comprehensive income								15,347

Issuance of non-restricted stock (19,000 shares)			(146)				349	203
Net exchanges of shares of Class A and Class B common stock (869,000 shares)			(3,307)				3,307	-0-
Reclassification of Restricted Share Units relating to adoption of FAS 123(R), Share-Based Payment (614,000 shares)			2,441			7,812	(10,253)	-0-
Vesting of Restricted Share Units (1,000 shares)			(31)				21	(10)
Compensation expense related to stock incentive plans, including Cumulative Effect Adjustment			3,247					3,247
Exercise of stock options (8,000 shares)			(108)				134	26
Performance share issuance (38,000 shares)			(702)				646	(56)
Dividends declared:
Class A ($0.62 per share)				(8,330)				(8,330)
Class B ($0.64 per share)				(16,071)				(16,071)

Amounts at June 30, 2006	$ 718	$1,433	$6,019	$486,518	$ 886	$ -0-	$(72,992)	$422,582

See Notes to Consolidated Financial Statements
42

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

  Inventories: Inventories are stated at the lower of cost or market value.  Cost includes material, labor and applicable manufacturing overhead and is determined using the last-in, first-out (LIFO) method for approximately 24% and 50% of consolidated inventories in 2006 and 2005, respectively.  Cost of the remaining inventories is determined using the first-in, first-out (FIFO) method.  Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory.  Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels and product demand levels.  Factors considered when evaluating obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines.

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

  Impairment of Long-Lived Assets: The Company performs reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.  When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.  Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal.

  Goodwill and Purchased Intangible Assets: In accordance with Statement of Financial Accounting Standards No. 142 (FAS 142), goodwill is no longer amortized, but is tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired.  During fiscal year 2006, the sale of a fixed-wall furniture systems business resulted in a pre-tax goodwill impairment loss of $433, in thousands.  Goodwill increased $1,553, in thousands, as a result of fiscal year 2006 acquisitions.  At June 30, 2006 and 2005, the Company had, in thousands, $3,286 and $2,166 of goodwill, respectively.

Under FAS 142 purchased intangible assets are amortized over their useful lives, or are classified as having an indefinite useful life and are not amortized.  The Company has no intangible assets with indefinite useful lives.  Other purchased intangible assets are amortized on a straight-line basis over an estimated useful life of five years.  Purchased intangible assets consist of licenses and rights to produce and sell certain products.  Purchased intangible assets net of accumulated amortization totaled, in thousands, $28 and $70 at June 30, 2006 and 2005, respectively.  During fiscal year 2006, 2005 and 2004, the Company recorded, in thousands, $42, $142 and $466 of amortization expense on intangible assets, respectively.  The Company estimates intangible amortization expense to be, in thousands, $28 for the year ending June 30, 2007, with no amortization thereafter.

  Capitalized Software:  Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from two to seven years.  Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.  During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project.  Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing.  Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.

  Research and Development: The costs of research and development are expensed as incurred.  These costs from continuing operations were approximately, in millions, $14.9 in fiscal year 2006, $17.7 in fiscal year 2005, and $16.1 in fiscal year 2004.

  Advertising:  Advertising costs are expensed as incurred except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.  Advertising costs from continuing operations, included in selling, general and administrative expenses were, in millions, $5.6, $5.3 and $5.8, in fiscal years 2006, 2005 and 2004, respectively.

  Insurance and Self-insurance: The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements.  The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and actuarial analyses, which are based on historical information along with certain assumptions about future events.  Approximately 61% of the workforce is covered under self-insured medical and short-term disability plans.

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

  Off-Balance Sheet Risk and Concentration of Credit Risk: The Company has business and credit risks concentrated in the automotive, medical and furniture industries.  Two customers, TRW Automotive, Inc. and Bayer AG, each represented 19% of consolidated accounts receivable at June 30, 2006.  TRW Automotive, Inc. represented 23% of consolidated accounts receivable at June 30, 2005.  The Company currently does not foresee a credit risk associated with these receivables.  The Company holds a $2 million note receivable from the sale of a forest products hardwood lumber business, and maintains a provision for potential credit losses.  The Company also has an agreement to loan one of its contract customers $2 million with a 2-year term, of which $1 million was transferred as of June 30, 2006.  A provision for potential credit losses is not currently deemed necessary on this note.  The Company's off-balance sheet arrangements are limited to guarantees which are contingent on the future performance of another entity as described in Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.

  Foreign Currency Translation: The Company uses the U.S. dollar and Euro predominately as its functional currencies.  Foreign currency assets and liabilities are remeasured into functional currencies at end-of-period exchange rates, except for nonmonetary assets and liabilities and equity, which are remeasured at historical exchange rates.  Revenue and expenses are remeasured at the weighted average exchange rate during the year, except for expenses related to nonmonetary assets and liabilities, which are remeasured at historical exchange rates.  Gains and losses from foreign currency remeasurement are reported in the Other Income (Expense) category of the Consolidated Statements of Income.

For businesses whose functional currency is other than the U.S. dollar, the translation of functional currency statements to U.S. dollar statements uses end-of-period exchange rates for assets and liabilities, weighted average exchanges rates for revenue and expenses, and historical rates for equity.  The resulting currency translation adjustment is recorded in Accumulated Other Comprehensive Income, as a component of Share Owners' Equity.

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

  Reclassifications:  Certain prior year information has been reclassified to conform to the current year presentation.  The Company changed its classification of gains and losses on the sale of property and equipment, previously shown in non-operating income, to selling, general and administrative expenses for each of the periods presented in the accompanying Consolidated Statements of Income.  Amounts reclassified in fiscal year 2005 and 2004 were gains of, in millions, $1.4 and $0.2, respectively.  In fiscal year 2006, the Company recognized, in millions, $2.3 of gains on the sale of property and equipment as selling, general and administrative expenses.

  Tooling:  The Company capitalizes the cost of tooling which it owns or which it has a noncancelable right to use during a supply arrangement.  As of June 30, 2006 and 2005, respectively, the Company had $3.1 million and $3.0 million of Company-owned tooling costs capitalized, and $0.6 million and $0.8 million of customer-owned tooling costs capitalized.

  Stock-Based Compensation: As described in Note 8-Stock Compensation Plans of Notes to Consolidated Financial Statements, the Company maintains stock-based employee compensation plans which allow for the issuance of restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units and stock appreciation rights for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees.  Prior to fiscal year 2006, the Company accounted for the plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. However, expense related to other share-based awards such as restricted share units and performance shares had been recognized in the income statement under APB 25.  Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)).  Under the modified prospective method of adoption selected by the Company, compensation expense related to stock options is recognized beginning in fiscal year 2006, but compensation cost in fiscal years 2005 and 2004 related to stock options continues to be disclosed on a pro forma basis only.  Additionally, as of the effective date, the Company eliminated its balance of Deferred Stock-Based Compensation, which represented unrecognized compensation cost for restricted share unit awards, and reclassified it to Treasury Stock and Additional Paid-In Capital, in accordance with the modified prospective transition method.  Financial statements for prior periods have not been restated.

FAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs.  FAS 123(R) also requires that liability awards be revalued to fair value, which, upon the adoption of FAS 123(R), had the effect of a reduction of a liability for outstanding stock appreciation rights.  The impact of the revaluation of stock appreciation rights and the use of the estimated forfeiture method for prior periods have been presented on the Consolidated Statements of Income as a Cumulative Effect of Change in Accounting Principle, as required by FAS 123(R).  The cumulative effect recorded in fiscal year 2006 totaled $0.3 million of income, net of taxes.  The earnings per share impact can be found in Note 15-Earnings per Share of Notes to Consolidated Financial Statements.

The Company's stock-based compensation plans allow early vesting when an employee reaches retirement age and ceases continuous service.  Under FAS 123(R), awards granted after June 30, 2005 require acceleration of compensation expense through an employee's retirement age, whether or not the employee is expected to cease continuous service on that date.  For awards granted on or before June 30, 2005, the Company accelerates compensation expense only in cases where a retirement eligible employee is expected to cease continuous service prior to an award's vesting date.  If the new provisions of FAS 123(R) had been in effect for awards prior to June 30, 2005, compensation expense including the pro forma effect of stock options, net of tax, would have been $0.1 million, $0.4 million and $0.2 million higher during fiscal years 2006, 2005 and 2004, respectively.

The following table illustrates the effect on income from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions to stock-based employee compensation in fiscal years 2005 and 2004.

	Year Ended June 30

	2005	2004

(Amounts in Thousands, Except for Per Share Data)
Income from Continuing Operations, as reported	$21,101	$28,350
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,200	615
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	1,687	1,548

Pro Forma Income from Continuing Operations	$20,614	$27,417

Earnings Per Share:
As reported:
Basic Earnings Per Share from Continuing Operations:
Class A	$ 0.55	$ 0.73
Class B	$ 0.56	$ 0.75
Diluted Earnings Per Share from Continuing Operations:
Class A	$ 0.54	$ 0.73
Class B	$ 0.55	$ 0.75

Pro Forma:
Basic Earnings Per Share from Continuing Operations:
Class A	$ 0.54	$ 0.71
Class B	$ 0.54	$ 0.73
Diluted Earnings Per Share from Continuing Operations:
Class A	$ 0.53	$ 0.70
Class B	$ 0.54	$ 0.72

  New Accounting Standards:  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires financial statement recognition of the impact of a tax position if a position is more likely than not of being sustained on audit, based on the technical merits of the position.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The provisions of FIN 48 will be effective as of the beginning of the Company's fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of FIN 48 on its financial position, results of operations and cash flows.

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).  EITF 06-3 requires disclosure of a company's accounting policy regarding presentation of taxes, including any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer.  If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented.  EITF 06-3 will become effective for the Company beginning in the third quarter of fiscal year 2007.  The adoption of EITF 06-3 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments (FAS 155). FAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 155 will be effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company's fiscal year 2008, with earlier adoption permitted as of the beginning of fiscal year 2007. The adoption of FAS 155 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In February 2006, the FASB issued a FASB Staff Position (FSP), Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event (FSP FAS 123(R)-4). FSP FAS 123(R)-4 amends SFAS No. 123(R) and addresses the classification of stock options and similar instruments issued as employee compensation. Instruments having contingent cash settlement features are properly classified as equity if the cash settlement feature can be exercised only upon the occurrence of a contingent event that is outside the employee's control, and it is not probable that the event will occur. If the contingent event becomes probable, the instrument shall be accounted for as a liability. The Company's stock compensation instruments contain a cash settlement option in the event of a change in control, but the event and execution of the cash settlement is outside of the employee's control, and is not probable of occurring at this time. The Company classifies these instruments as equity. The FSP was effective for the Company in the fourth quarter of fiscal year 2006.  The adoption of FSP FAS 123(R)-4 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In September 2005, the FASB ratified the EITF consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF 04-13).  EITF 04-13 generally requires exchanges of inventory within the same line of business to be recognized at the carrying value of the inventory transferred, except in cases where finished goods inventory is exchanged for raw material or work-in-process inventory.  EITF 04-13 was effective for the Company beginning in the fourth quarter of fiscal year 2006. The adoption of EITF 04-13 did not have a material effect on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (FAS 154), which requires the direct effects of voluntary accounting principle changes to be retrospectively applied to prior periods' financial statements.  The Statement does not change the transition provisions of any existing accounting pronouncements, but would apply in the unusual instance that a pronouncement does not include specific transition provisions.  FAS 154 maintains existing guidance with respect to accounting estimate changes and corrections of errors.  The Statement is effective for the Company beginning in fiscal year 2007.  Adoption is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47).  FIN 47 provides guidance relating to the identification and recognition of legal obligations to perform an asset retirement activity.  The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The provisions of FIN 47 were adopted in the fourth quarter of fiscal year 2006, and did not have a material impact on the Company's financial position, results of operations or cash flows for the current fiscal year period.

Note 2    Acquisitions and Dispositions

Acquisitions:

On April 3, 2006, the Company entered into an asset purchase agreement for the acquisition of the Bridgend, Wales, UK manufacturing operation of Bayer Diagnostics Manufacturing Limited ("BDML") and its parent company, Bayer Healthcare, LLC, a member of the worldwide group of companies headed by Bayer AG. The closing of the purchase was effective April 3, 2006. The operating results of this acquisition are included in the Company's consolidated financial statements beginning on the acquisition date.

The acquisition is included in the Company's Electronic Contract Assemblies segment and will enable the Company to capitalize on growth opportunities in the medical market within this segment. The BDML workforce and their capabilities have added to the Company's package of value that is offered to its medical customers and is a step in the Company's strategy to diversify its markets.

The Company paid BDML a sum of $31.5 million. Direct costs of the acquisition totaled $0.5 million.

The following table summarizes the assets acquired for the BDML acquisition. The building and land were not part of the assets acquired. The Company is leasing a portion of the facility from a third party. Liabilities prior to April 3, 2006 were excluded from the acquisition with the exception of accrued compensation of, in thousands, $233. While not part of the liabilities of BDML, certain liabilities that meet the criteria for recognition under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, will be recognized and included in the allocation of the purchase price. The liabilities to be recognized relate to involuntary terminations that are not yet finalized.  The initial allocation included, in thousands, $1,475 of these liabilities and involve non-production personnel.  The purchase price allocation will not be final until additional information related to involuntary terminations is finalized and therefore the table below is a preliminary allocation.

(Amounts in thousands)	April 3, 2006

Inventory	$28,829
Property and equipment	2,031
Software	653
Deferred Tax Asset	783
Other	63
Goodwill	1,337

Total assets acquired	$33,696

Current liabilities	1,708

Net assets acquired	$31,988

For tax purposes, the initial amount of goodwill recognized was, in thousands, $157 and will be fully deductible. The difference between book and tax goodwill, net of deferred taxes, is due to the liabilities recognized for book purposes under EITF 95-3 mentioned above and acquisition costs that are not part of the purchase price allocation for tax purposes. The entire amount of goodwill was allocated to the Electronic Contract Assemblies segment of the Company.

On May 5, 2006, the Company acquired a printed circuit board assembly operation in Longford, Ireland from Magna Donnelly Electronics Longford Limited.  Assets acquired were $3.4 million; liabilities assumed were $3.5 million and the Company received $0.1 million in the acquisition.  Direct costs of the acquisition were $0.3 million.  The acquisition resulted in $0.2 million of goodwill which was allocated to the Electronic Contract Assemblies segment of the Company.  There were no material purchased intangible assets included in the acquisition.  The operating results of this acquisition are included in the Company's consolidated financial statements beginning on the acquisition date.  The purchase price allocation is not final.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of the two companies set forth above had occurred at the beginning of fiscal years 2006 and 2005. The historical basis of one acquisition contains revenues and associated expenses of all production that occurred at the location acquired but some of which are not being produced by the Company after the acquisition.  In addition, both of these acquisitions were manufacturing operations which were part of a  much larger entity that made the decision to outsource certain manufacturing processes previously done in-house.  Therefore, the historical results of these acquisitions were intercompany-based and may not have been indicative of arms-length transactions.  As a result, the unaudited pro forma summary information presented below is not indicative of the results that actually would have occurred if the acquisitions had been consummated on the first day of the respective fiscal year, and is not intended to be a projection of future results.

	Year Ended June 30
	(Unaudited)
	2006	2005
(Amounts in Thousands, Except for Per Share Data)
Net Sales	$ 1,331,454	$1,261,551
Income from Continuing Operations	25,571	27,211
Net Income	18,754	22,698
Basic Earnings Per Share from Continuing Operations:
Class A	$0.66	$0.71
Class B	$0.67	$0.72
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.66	$0.70
Class B	$0.67	$0.71
Basic Earnings Per Share
Class A	$0.48	$0.59
Class B	$0.49	$0.60
Diluted Earnings Per Share
Class A	$0.48	$0.58
Class B	$0.49	$0.60

Preparation of the pro forma information above was based upon assumptions deemed appropriate by the Company's management and includes adjustments to reflect changes that resulted from contractual agreements entered into as a part of the acquisitions.

Neither of the acquisitions was a significant subsidiary.

Dispositions:

In conjunction with the restructuring plan announced in the first quarter of fiscal year 2006, on November 30, 2005 the Company completed the sale of a forest products hardwood lumber business and on October 14, 2005 completed the sale of a business unit which produced fixed-wall furniture systems. Additionally on January 20, 2006, the Company sold a non-core business that manufactured polyurethane and polyester molded components for use in the recreational vehicle, signage and residential furniture industries.

The operating results of these operations have been classified as discontinued operations. The dispositions were not significant subsidiaries, and accordingly pro forma financial statements have not been provided as an exhibit.

Additional disclosures related to discontinued operations are provided in Note 18-Discontinued Operations of Notes to Consolidated Financial Statements.

Note 3    Inventories

Inventories are valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 24% and 50% of consolidated inventories in 2006 and 2005, respectively, including approximately 83% and 86% of the Furniture and Cabinets segment inventories in 2006 and 2005, respectively.  The Electronic Contract Assemblies segment inventories and the remaining inventories in the Furniture and Cabinets segment are valued using the lower of first-in, first-out (FIFO) cost or market value.

Had the FIFO method been used for all inventories, income from continuing operations would have been $0.7 million lower in 2006, $1.1 million higher in 2005 and $0.3 million lower in 2004, and net income, which includes the effect of discontinued operations, would have been $2.9 million lower in 2006, $0.4 million lower in 2005 and $0.5 million higher in 2004.  Additionally, inventories would have been, in millions, $16.3 and $21.1 higher at June 30, 2006 and 2005, respectively, if the FIFO method had been used.  Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased income from continuing operations by $1.3 million in 2006, an immaterial amount in 2005 and $0.1 million in 2004.  LIFO liquidations increased net income, which includes the effect of discontinued operations, by $3.6 million in 2006, $2.9 million in 2005 and $0.1 million in 2004.

Inventory components at June 30 are as follows:

	2006	2005

(Amounts in Thousands)
Finished products	$28,416	$30,525
Work-in-process	10,577	13,969
Raw materials	70,486	43,037

Total inventory	$109,479	$87,531

Note 4    Property and Equipment

Major classes of property and equipment at June 30 consist of the following:

	2006	2005

(Amounts in Thousands)
Land	$ 5,005	$ 5,324
Buildings and improvements	151,421	171,347
Machinery and equipment	314,184	345,864
Construction-in-progress	7,689	10,158

Total	$478,299	$532,693
Less: Accumulated depreciation	(327,177)	(356,639)

Property and equipment, net	$151,122	$176,054

The useful lives used in computing depreciation are based on the Company's estimate of the service life of the classes of property, as follows:

Years

Buildings and improvements	5 to 50
Machinery and equipment	2 to 20
Leasehold improvements	Lesser of Useful Life or Term of Lease

Depreciation and amortization of property and equipment for continuing operations, including asset write-downs associated with the Company's restructuring plans, totaled, in millions, $31.2 for 2006, $31.3 for 2005 and $32.3 for 2004.

Note 5    Commitments and Contingent Liabilities

Leases:

Operating leases for continuing operations for certain office, showroom, manufacturing facilities, land and equipment, which expire from fiscal year 2007 to 2056, contain provisions under which minimum annual lease payments are, in millions, $4.7, $4.8, $4.7, $2.7 and $2.6 for the five years ended June 30, 2011, respectively, and aggregate $12.2 million from fiscal year 2012 to the expiration of the leases in fiscal year 2056.  The Company is obligated under certain real estate leases to maintain the properties and pay real estate taxes.  Total rental expenses for continuing operations amounted to, in millions, $6.8, $7.8 and $7.5 in 2006, 2005 and 2004, respectively.

As of June 30, 2006 and 2005, the Company had, in millions, $1.2 and less than $0.1, respectively, of capitalized leases for equipment.  Future minimum annual lease payments excluding imputed interest are, in millions, $0.4, $0.5 and $0.3 for each of the three years ending June 30, 2009, respectively, and zero thereafter.

Guarantees:

As of June 30, 2006, the Company has guarantees issued which are contingent on the future performance of another entity.  The guarantees include customer lease financing with recourse whereby the Company may become liable to a third-party leasing company if the customer defaults on their lease, guarantees of third-party dealer facility leases and bank loans whereby the Company may become liable if the dealer defaults on a lease or bank loan, and guarantees associated with subleases whereby the Company may be responsible for lease commitments if the sublessee defaults.  At the inception of a guarantee, the Company recognizes a liability for obligations the Company may incur if specified triggering events or conditions occur.  The liability is recorded at fair value which is estimated based on various factors including risk that the Company may have to perform under a guarantee, and ability to recover against payments made on a guarantee.  The maximum potential liability and carrying amount recorded for these guarantees is immaterial to the Company's financial position.

Standby letters of credit are issued to third-party suppliers, lessors, insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of June 30, 2006 and 2005, the Company had a maximum financial exposure from unused standby letters of credit totaling $13.5 million and $3.9 million, respectively.  The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements.  Accordingly, no liability has been recorded as of June 30, 2006 and 2005 with respect to the standby letters of credit.  The Company also enters into commercial letters of credit to facilitate payment to vendors and from customers.

Product Warranties:

The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered.  Management may refine the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual during fiscal years 2006 and 2005 were as follows:

(Amounts in Thousands)	2006	2005

Product Warranty Liability at the beginning of the year	$ 3,653	$ 3,578
Accrual for warranties issued	789	1,563
Accruals (reductions) related to pre-existing warranties (including changes in estimates)	(749)	378
Settlements made (in cash or in kind)	(1,566)	(1,866)

Product Warranty Liability at the end of the year	$ 2,127	$ 3,653

Note 6    Long-Term Debt and Credit Facility

Long-term debt consists of long-term notes payable and capitalized leases.  Aggregate maturities of long-term debt for the next five years are, in thousands, $427, $460, $344, $10 and $11, respectively, and aggregate $300 thereafter.  Interest rates range from 3.455% to 9.25%.  Interest paid was immaterial in each of the three years ended June 30, 2006.  Based upon borrowing rates currently available to the Company, the fair value of the Company's debt approximates the carrying value.

The Company maintains a five year revolving credit facility which expires in May 2009 and provides for up to $75 million in borrowings, with an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent.  The Company uses this facility for acquisitions and general corporate purposes.  A commitment fee is payable on the unused portion of the credit facility and was immaterial to the Company's operating results for fiscal years 2006, 2005 and 2004.  Borrowings under the credit agreement bear interest at a floating rate based, at the Company's option, upon a London Interbank Offered Rate (LIBOR) plus an applicable percentage or the greater of the federal funds rate plus an applicable percentage and the prime rate.  The Company is in compliance with debt covenants requiring it to maintain certain debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions.

The Company also maintains a separate foreign credit facility which is backed by the $75 million revolving credit facility.  The separate foreign credit facility is reviewed annually for renewal, and will expire in May 2007 if not renewed at that time.  The interest rate applicable to borrowings in US dollars under the separate foreign credit facility is charged at 0.75% per annum over the Singapore Interbank Money Market Offered Rate (SIBOR).  The interest rate on borrowings in Thai Baht under the separate foreign credit facility is charged at the prevailing market rate which was 6.06% for the borrowings outstanding at June 30, 2006.

At June 30, 2006, the Company had $21.0 million of short-term borrowings outstanding under the revolving credit facility and $2.1 million of short-term borrowings outstanding under the separate foreign credit facility.  The Company utilized a Euro currency borrowing on the revolving credit facility in order to provide a natural currency hedge against Euro denominated intercompany notes between the US parent and its Euro functional currency subsidiaries.  The Company issued an additional $12.3 million in letters of credit against the revolving credit facility, which reduces total availability to borrow to $39.6 million at June 30, 2006.  At June 30, 2005, the Company had $2.2 million short-term borrowings outstanding under a separate foreign facility which is backed by the $75 million revolving credit facility.

As of June 30, 2006 and 2005, the weighted average interest rates on the Company's short-term borrowings outstanding under the revolving credit facility and the separate foreign credit facility were 3.86% and 4.78%, respectively.  Interest paid was immaterial in each of the three fiscal years ended June 30, 2006.

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

Company contributions are based on a percent of net income with certain minimum and maximum limits as determined by the Board of Directors.  Total contributions to the retirement plans for 2006, 2005 and 2004 were approximately, in millions, $5.8, $1.3 and $2.0, respectively.

Employees of certain foreign subsidiaries are covered by local pension or retirement plans.  Annual expense and accumulated benefits of these foreign plans were not material to the consolidated financial statements.

Note 8    Stock Compensation Plans

On August 19, 2003, the Board of Directors adopted the 2003 Stock Option and Incentive Plan (the "2003 Plan"), which was approved by the Company's Share Owners on October 21, 2003.  Under the 2003 Plan, 2,500,000 shares of Common Stock were reserved for restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units and stock appreciation rights for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees.  The 2003 Plan is a 10 year plan.  The Company also has stock options outstanding under two former stock incentive plans, which are described below.  The pre-tax compensation cost that was charged against income from continuing operations for all of the plans was $3.8 million in fiscal year 2006.  The total income tax benefit from continuing operations for stock compensation arrangements was $1.5 million in fiscal year 2006.  These compensation expense and tax benefit amounts exclude the impact of the Cumulative Effect of a Change in Accounting Principle, as described in Note 1-Summany of Significant Accounting Policies of Notes to Consolidated Financial Statements.  The Company generally uses treasury shares to satisfy option exercises and share unit conversions.

Performance Shares

The Company awards performance shares to officers and other key employees under the 2003 Plan.  Under these awards, a number of shares will be granted to each participant based upon the attainment of the applicable bonus percentage calculated under the Company's profit sharing incentive bonus plan as applied to a total potential share award made and approved by the Compensation Committee. Performance shares are vested when issued shortly after the end of the fiscal year in which the performance measurement period is complete and are issued as Class A and Class B common shares.  Certain outstanding performance shares are applicable to performance measurement periods in future fiscal years and will be measured at fair value when the performance targets are established in future fiscal years.  The contractual life of performance shares ranges from one to five years.  If a participant is not employed by the Company on the date of issuance, the performance share award is forfeited, except in the case of death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in the Company's employment policy.  A portion of a participant's performance shares may be forfeited due to a change in eligibility.  Additionally, to the extent performance conditions are not fully attained, performance shares are forfeited.

A summary of performance share activity under the 2003 Plan during fiscal year 2006 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Performance shares outstanding at July 1, 2005	--	$ --
Granted	512,969	12.24
Vested	--	--
Forfeited	(45,615)	12.24

Performance shares outstanding at June 30, 2006	467,354	$12.24

As of June 30, 2006, there was approximately $3.3 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals.  That cost is expected to be recognized over a weighted average period of 3.9 years.  The fair value of performance shares is based on the stock price at the date of award, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards.  No performance shares vested during fiscal year 2006.  The number of shares presented in the above table, the amounts of unrecognized compensation and the weighted average period include performance shares awarded that are applicable to future performance measurement periods and will be measured at fair value when the performance targets are established in future fiscal years.

Restricted Share Units

Nonvested Restricted Share Units (RSU) awarded to officers and other key employees are currently outstanding under the 2003 Plan. RSUs vest five years after the date of award.  Upon vesting, the outstanding number of RSUs and the value of dividends accumulated over the vesting period are converted to shares of Class A and Class B common stock.  If the employment of a holder of an RSU terminates before the RSU has vested for any reason other than death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in the Company's employment policy, the RSU will be forfeited.

A summary of RSU activity under the 2003 Plan during fiscal year 2006 is presented below:

	Number of Share Units	Weighted Average Grant Date Fair Value

Restricted Share Units outstanding at July 1, 2005	614,375	$15.77
Granted	--	--
Vested	(1,875)	16.28
Forfeited	(79,600)	15.84

Restricted Share Units outstanding at June 30, 2006	532,900	$15.75

As of June 30, 2006, there was approximately $4.4 million of unrecognized compensation cost related to nonvested RSU compensation arrangements awarded under the 2003 Plan.  That cost is expected to be recognized over a weighted average period of 3.1 years.  The fair value of RSU awards is based on the stock price at the date of award.  The total fair value of RSU awards vested during fiscal year 2006 was, in thousands, $31.

Unrestricted Share Grants

Under the 2003 Plan, unrestricted shares may be granted to participants as consideration for service to the Company.  Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale or other restrictions.  The fair value of unrestricted shares is based on the stock price at the date of the award.  During fiscal year 2006, the Company granted a total of 18,501 unrestricted shares of Class B common stock at an average grant date fair value of $11.22.  These shares were issued to members of the Board of Directors as compensation for director's fees, as a result of directors' elections to receive unrestricted shares in lieu of cash payment.

Stock Options

The Company has stock options outstanding under two former stock incentive plans.  The 1996 Stock Incentive Program, which was approved by the Company's Share Owners on October 22, 1996, allowed the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, and performance share awards to officers and other key employees of the Company, and to members of the Board of Directors who are not employees.  The 1996 Stock Incentive Program will continue to have options outstanding through fiscal year 2013.  The 1996 Directors' Stock Compensation and Option Plan, available to all members of the Board of Directors, was approved by the Company's Share Owners on October 22, 1996.  Under the terms of that plan, Directors electing to receive all, or a portion, of their fees in the form of Company stock were also granted a number of stock options equal to 50% of the number of shares received for compensation of fees. The Directors' Stock Compensation and Option Plan will continue to have options outstanding through fiscal year 2009.  No shares remain available for new grants under the Company's prior stock option plans.

There were no stock option grants awarded during fiscal years 2006 and 2005.   The fair value at the date of the grant of options awarded in fiscal year 2004 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:  historical volatility of 49.5%; risk-free interest rates of 2.7%; historical average dividend growth of 0.0%; and an estimated stock option life of 3.5 years.  The volatility and dividend growth were based on historical trends and should not be construed as a guarantee of actual future trends.  Using these assumptions, the weighted average fair value at date of grant for options granted during the year ended June 30, 2004 was $4.50 per option.  Options granted under the plans generally are exercisable from six months to five years after the date of grant and expire five to ten years after the date of grant.  Stock options are forfeited when employment terminates, except in the case of retirement at age 62 or older, death, permanent disability, or certain other circumstances described in the Company's employment policy.

The Company also has an immaterial number of stock appreciation rights outstanding under the former 1996 Stock Incentive Program.  As valued by the Black-Scholes valuation model, these awards had no value as of June 30, 2006.

A summary of stock option activity under the two former plans during fiscal year 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)

Options outstanding at July 1, 2005	2,317,400	$15.84
Granted	--	--
Exercised	(54,719)	15.46
Forfeited	(285,040)	15.67
Expired	(257,833)	16.36

Options outstanding at June 30, 2006	1,719,808	$15.81	5.0 years	$6.8

Options exercisable at June 30, 2006	1,130,564	$16.19	4.2 years	$4.0

The total intrinsic value of options exercised during fiscal year 2006 was $0.2 million.  The value of existing shares held by employees was used to exercise stock options.  The actual tax benefit realized for the tax deductions from option exercises totaled $0.1 million for fiscal year 2006.

Note 9    Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Income tax benefits net of valuation allowance associated with net operating losses of, in thousands, $1,521 expire from fiscal year 2013 to 2025.  Income tax benefits net of valuation allowance associated with net tax credit carryforwards of, in thousands, $423, expire from fiscal year 2010 to 2020.  A valuation reserve was provided as of June 30, 2006 and 2005 for deferred tax assets relating to certain foreign and state net operating losses and certain state tax abatement programs.  The valuation allowance of, in thousands, $3,856 at June 30, 2006 is made up of, in thousands, $1,099 of foreign and state net operating loss carryforwards and $2,757 of state tax credit carryforwards that the Company currently believes are more likely than not to remain unrealized in the future.

The components of the deferred tax assets and liabilities as of June 30, 2006 and 2005, were as follows:

	2006	2005

(Amounts in Thousands)
Deferred Tax Assets:
Receivables	$ 2,092	$ 1,680
Inventory	2,433	492
Employee benefits	3,431	3,815
Deferred compensation	8,326	5,701
Restricted share units	1,320	595
Other current liabilities	1,364	1,861
Warranty reserve	848	1,457
Credit carryforwards	3,180	3,296
Restructuring	221	--
Goodwill	583	697
Charitable contribution carryforward	1,317	2,760
Net operating loss carryforward	2,620	2,739
Miscellaneous	1,429	1,192
Valuation Allowance	(3,856)	(3,429)

Total asset	$25,308	$22,856

Deferred Tax Liabilities:
Property & equipment	$13,247	$19,172
Capitalized software	820	2,319
Miscellaneous	437	739

Total liability	$14,504	$22,230

The components of income from continuing operations before taxes on income are as follows:

	Year Ended June 30

	2006	2005	2004

(Amounts in Thousands)
United States	$19,820	$10,099	$25,053
Foreign	8,092	16,360	15,873

Total income from continuing operations before income taxes on income	$27,912	$26,459	$40,926

The provision for income taxes for continuing operations is composed of the following items:

	Year Ended June 30

	2006	2005	2004

(Amounts in Thousands)
Currently Payable:
Federal	$ 12,851	$ 1,782	$ 3,022
Foreign	1,262	3,739	4,213
State	2,507	435	1,951

Total current	16,620	5,956	9,186

Deferred Taxes:
Federal	(8,790)	362	3,085
Foreign	(202)	(1,393)	619
State	(1,895)	433	(314)

Total deferred	(10,887)	(598)	3,390

Total provision for income taxes for continuing operations	$ 5,733	$ 5,358	$ 12,576

A reconciliation of the statutory U.S. income tax rate for continuing operations to the Company's effective income tax rate follows:

	Year Ended June 30

	2006		2005		2004

	Amount	%	Amount	%	Amount	%
(Amounts in Thousands)
Tax computed at U.S. statutory rate	$ 9,769	35.0%	$ 9,261	35.0%	$ 14,324	35.0%
State income taxes, net of federal income tax benefit	457	1.6	565	2.1	1,063	2.6
Foreign tax effect	(1,773)	(6.4)	(3,380)	(12.7)	(723)	(1.8)
Tax-exempt interest income	(651)	(2.3)	(420)	(1.6)	(320)	(0.8)
Domestic manufacturing deduction	(347)	(1.2)	--	--	--	--
Donation of appreciated assets	--	--	(23)	(0.1)	(796)	(1.9)
Research credit	(500)	(1.8)	(265)	(1.0)	(948)	(2.3)
Other - net	332	1.2	(380)	(1.4)	(24)	(0.1)
Resolution of IRS audit	(1,554)	(5.6)	--	--	--	--

Total provision for income taxes for continuing operations	$ 5,733	20.5%	$ 5,358	20.3%	$ 12,576	30.7%

Cash payments for income taxes, net of refunds, were in thousands, $10,028, $1,226 and $6,480 in 2006, 2005 and 2004, respectively.

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

The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. The maximum length of time the Company had hedged its exposure to the variability in future cash flows was 12 months and 7 months as of June 30, 2006 and 2005, respectively. For derivative instruments that meet the criteria of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income, a component of Share Owners' Equity, and are subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other income or expense immediately.

The fair value of derivative financial instruments recorded on the balance sheet as of June 30, 2006 and 2005 was, in thousands, $77 and $123, recorded in other current assets, and $881 and $261 recorded in other current liabilities, respectively. Derivative gains (losses), on a pre-tax basis, were, in thousands, ($405), $3,022, and ($68), in fiscal year 2006, 2005, and 2004, respectively. Derivative gains and losses are reported in the Non-Operating Income line of the Consolidated Statements of Income, and the Net Income line of the Consolidated Statements of Cash Flows. The Company estimates that, in thousands, $527 of pre-tax derivative losses deferred in Accumulated Other Comprehensive Income will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next fiscal year ending June 30, 2007.

Note 12    Short-Term Investments

The Company's short-term investment portfolio consists of available-for-sale securities, primarily government and municipal obligations and auction rate securities.  These securities are reported at fair value, which is estimated based upon the quoted market values of those, or similar instruments.  Carrying costs reflect the original purchase price, with discounts and premiums amortized over the life of the security.  Government and municipal obligations mature within a five year period.  Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals which provides the Company the option to liquidate its holdings or roll its investments over to the next reset period.

	June 30

	2006	2005
(Amounts in Thousands)
Carrying cost	$107,294	$60,458
Unrealized holding gains	-0-	46
Unrealized holding losses	(427)	(197)
Other-than-temporary impairment	(21)	(37)

Fair Value	$106,846	$60,270

As of June 30, 2006, 44 investments were in an unrealized loss position and the unrealized loss approximated 1.5% of their fair value.  The duration of the unrealized loss positions ranges from one to 27 months.  The Company has the ability to hold these investments and expects unrealized losses to be recoverable, and therefore, the Company does not consider these investments to be other-than-temporarily impaired.  In reaching the conclusion that investments are not impaired, the Company considered the severity of loss, the credit quality of the instrument in relation to its yield, and the fact that the value of the debt investments is driven by interest rate fluctuations.

The fair value and unrealized loss for investments which have been in a continuous unrealized loss position for less than 12 months total, in thousands, $11,962 and ($114), respectively, as of June 30, 2006.  The fair value and unrealized loss for investments which have been in a continuous unrealized loss position for 12 months or longer total, in thousands, $15,705 and ($313), respectively, as of June 30, 2006.  The fair value and unrealized loss for investments which were in a continuous unrealized loss position for less than 12 months total, in thousands, $17,718 and ($119), respectively, as of June 30, 2005.  The fair value and unrealized loss for investments which were in a continuous unrealized loss position for 12 months or longer total, in thousands, $4,673 and ($78), respectively, as of June 30, 2005.

Proceeds from sales of available-for-sale securities were, in thousands, $13,285, $19,384 and $31,513 for the years ended June 30, 2006, 2005, and 2004, respectively.  Gross realized gains and (losses) on the sale of available-for-sale securities at June 30, 2006 were, in thousands, $2 and ($91) respectively, compared to gross realized gains and (losses) of, in thousands, $139 and ($41) respectively, at June 30, 2005 and $337 and ($24) respectively, at June 30, 2004.  The cost was determined on each individual security in computing the realized gains and losses.

The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees.  The SERP is structured as a rabbi trust and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.  The Company recognizes SERP investment assets on the balance sheet at current fair value.  A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants.  The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income.  Adjustments made to revalue the SERP liability are also recognized in income and exactly offset valuation adjustments on SERP investment assets.  The change in net unrealized holding gains and losses at June 30, 2006, 2005 and 2004 was, in thousands, $1,720, $1,250 and $826, respectively.  SERP asset and liability balances were as follows:

	June 30

	2006	2005
(Amounts in Thousands)
SERP investment - current asset	$ 2,429	$ 381
SERP investment - other long-term asset	8,714	9,136

Total SERP investment	$ 11,143	$ 9,517

SERP obligation - current liability	$ 2,429	$ 381
SERP obligation - other long-term liability	8,714	9,136

Total SERP obligation	$ 11,143	$ 9,517

Note 13    Accrued Expenses

Accrued expenses consisted of:

	June 30

	2006	2005

(Amounts in Thousands)
Taxes	$ 3,181	$ 4,782
Compensation	32,357	22,978
Retirement plan	5,551	1,225
Insurance	8,323	9,250
Other expenses	16,456	14,465

Total accrued expenses	$65,868	$52,700

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

The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally.  The Company's focus is on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications.  The Company currently sells primarily to customers in the automotive, industrial controls and medical industries.  Intersegment sales are insignificant.  Included in the Electronic Contract Assemblies segment are sales to two major customers.  Sales to TRW Automotive, Inc., totaled in millions, $135.6, $129.7 and $162.2 in fiscal years 2006, 2005 and 2004, respectively, representing 12%, 12% and 15% of consolidated net sales, respectively, for such periods.  Sales to Bayer AG entities under common control, including Bayer Diagnostics Manufacturing Limited, totaled, in millions, $66.4, $16.7 and $24.3 in fiscal years 2006, 2005 and 2004, respectively, representing 6%, 2% and 2% of consolidated net sales, respectively, for such periods.  The increase in sales to Bayer AG in fiscal year 2006 was related to the Company's acquisition of Bayer's Bridgend Wales, UK manufacturing operation in the fourth quarter.

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

Income statement amounts presented are from continuing operations.

	At or For the Year Ended June 30, 2006

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$645,621	$496,706	$ 254	$1,142,581
Depreciation and Amortization	19,300	18,117	--	37,417
Interest Income	--	--	4,592	4,592
Interest Expense	--	217	32	249
Provision (Benefit) for Income Taxes	5,877	221	(365)	5,733
Income from Continuing Operations (1)	10,705	6,456	5,018	22,179
Total Assets	228,017	324,284	126,720	679,021
Goodwill	1,733	1,553	--	3,286
Capital Expenditures	9,607	19,919	--	29,526

	At or For the Year Ended June 30, 2005

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$612,579	$439,696	$ 872	$1,053,147
Depreciation and Amortization	21,950	18,268	--	40,218
Interest Income	--	--	2,105	2,105
Interest Expense	12	43	108	163
Provision for Income Taxes	3,540	1,090	728	5,358
Income from Continuing Operations (2)	7,089	10,753	3,259	21,101
Total Assets	301,827	207,068	91,645	600,540
Goodwill	2,166	--	--	2,166
Capital Expenditures	17,405	10,722	--	28,127

	At or For the Year Ended June 30, 2004

	Furniture and Cabinets	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$613,048	$439,309	$ 1,136	$1,053,493
Depreciation and Amortization	23,775	15,837	--	39,612
Interest Income	--	--	1,393	1,393
Interest Expense	57	7	350	414
Provision (Benefit) for Income Taxes	4,114	8,505	(43)	12,576
Income from Continuing Operations (3)	7,083	18,365	2,902	28,350
Total Assets	334,111	200,287	79,671	614,069
Goodwill	2,166	--	--	2,166
Capital Expenditures	14,399	22,746	--	37,145

(1) Includes consolidated after-tax restructuring charges of $6.0 million in fiscal year 2006.  On a segment basis, the Furniture and Cabinets segment recorded a $5.5 million restructuring charge, and the Electronic Contract Assemblies segment recorded a $0.5 million restructuring charge.  See Note 17-Restructuring Expense of Notes to Consolidated Financial Statements for further discussion.  Also includes $1.3 million of after-tax income received as part of a Polish offset credit program for investments made in our Poland operations within the Electronic Contract Assemblies segment.

(2) Includes consolidated after-tax restructuring charges of $0.3 million in fiscal year 2005 primarily within the Furniture and Cabinets segment.  See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for further discussion.

(3) Includes consolidated after-tax restructuring charges of $0.9 million in fiscal year 2004.  On a segment basis, the Furniture and Cabinets segment recorded a $0.8 million restructuring charge, and Unallocated Corporate recorded a $0.1 million restructuring charge.  See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for further discussion.  Also includes $1.3 million of after-tax income received as part of a Polish offset credit program for investments made in our Poland operations within the Electronic Contract Assemblies segment.

Sales by Product Line

The Furniture and Cabinets segment produces and sells a variety of similar products and services. Net sales to external customers by product line within the Furniture and Cabinets segment were as follows:

	Year Ended June 30

	2006	2005	2004
(Amounts in Thousands)
Net Sales:
Furniture and Cabinets
Branded Furniture	$573,758	$512,801	$502,121
Contract Private Label Products	71,863	99,778	110,927

Total	$645,621	$612,579	$613,048

Geographic Area

The following geographic area data includes net sales based on product shipment destination and long-lived assets based on physical location.  Long-lived assets include property and equipment and other long-term assets such as software.

	At or For the Year Ended June 30

	2006	2005	2004
(Amounts in Thousands)
Net Sales:
United States	$ 918,442	$ 885,585	$943,144
Foreign	224,139	167,562	110,349

Total net sales	$1,142,581	$1,053,147	$1,053,493

Long-Lived Assets:
United States	$ 157,739	$ 203,541	$ 213,331
Foreign	36,143	30,850	48,221

Total long-lived assets	$ 193,882	$ 234,391	$ 261,552

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

EARNINGS PER SHARE FROM CONTINUING OPERATIONS
	Year Ended			Year Ended			Year Ended
	June 30, 2006			June 30, 2005			June 30, 2004

(Amounts in Thousands, Except for Per Share Data)	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Basic Earnings Per Share from Continuing Operations:
Dividends Declared	$ 8,330	$ 16,071	$ 24,401	$ 8,628	$ 15,799	$ 24,427	$ 8,556	$ 15,658	$ 24,214
Undistributed Earnings (Loss)	(768)	(1,454)	(2,222)	(1,184)	(2,142)	(3,326)	1,487	2,649	4,136

Income from Continuing Operations	$ 7,562	$ 14,617	$ 22,179	$ 7,444	$ 13,657	$ 21,101	$ 10,043	$ 18,307	$ 28,350

Average Basic Shares Outstanding	13,195	25,002	38,197	13,576	24,565	38,141	13,696	24,405	38,101

Basic Earnings Per Share from Continuing Operations	$0.57	$0.58		$0.55	$0.56		$0.73	$0.75

Diluted Earnings Per Share from Continuing Operations:
Dividends Declared and Assumed Dividends on Dilutive Shares	$ 8,411	$ 16,077	$ 24,488	$ 8,628	$ 15,835	$ 24,463	$ 8,556	$ 15,686	$ 24,242
Undistributed Earnings (Loss)	(804)	(1,505)	(2,309)	(1,202)	(2,160)	(3,362)	1,481	2,627	4,108

Income from Continuing Operations	$ 7,607	$ 14,572	$ 22,179	$ 7,426	$ 13,675	$ 21,101	$ 10,037	$ 18,313	$ 28,350

Average Diluted Shares Outstanding	13,360	25,024	38,384	13,711	24,648	38,359	13,807	24,500	38,307

Diluted Earnings Per Share from Continuing Operations	$0.57	$0.58		$0.54	$0.55		$0.73	$0.75

Reconciliation of Basic and Diluted EPS from Continuing Operations Calculations:
Income from Continuing Operations Used for Basic EPS Calculation	$ 7,562	$ 14,617	$ 22,179	$ 7,444	$ 13,657	$ 21,101	$ 10,043	$ 18,307	$ 28,350

Assumed Dividends Payable on Dilutive Shares:
Stock options	--	--	--	--	--	--	--	13	13
Performance share awards	81	6	87	--	36	36	--	15	15

Reduction of Undistributed Earnings - allocated based on Class A and Class B shares	(36)	(51)	(87)	(18)	(18)	(36)	(6)	(22)	(28)

Income from Continuing Operations Used for Diluted EPS Calculation	$ 7,607	$ 14,572	$ 22,179	$ 7,426	$ 13,675	$ 21,101	$ 10,037	$ 18,313	$ 28,350

Average Shares Outstanding for Basic EPS Calculation	13,195	25,002	38,197	13,576	24,565	38,141	13,696	24,405	38,101

Dilutive Effect of Average Outstanding:
Stock options	--	--	--	--	--	--	--	21	21
Performance share awards	131	10	141	--	57	57	--	24	24
Restricted share units	34	12	46	135	26	161	111	50	161

Average Shares Outstanding for Diluted EPS Calculation	13,360	25,024	38,384	13,711	24,648	38,359	13,807	24,500	38,307

EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS
	Year Ended	Year Ended	Year Ended
	June 30, 2006	June 30, 2005	June 30, 2004

Basic:
Class A	$(0.19)	$(0.12)	$(0.17)
Class B	$(0.18)	$(0.12)	$(0.17)
Diluted:
Class A	$(0.19)	$(0.12)	$(0.18)
Class B	$(0.19)	$(0.11)	$(0.18)

EARNINGS PER SHARE FROM CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
	Year Ended	Year Ended	Year Ended
	June 30, 2006	June 30, 2005	June 30, 2004

Basic:
Class A	$0.01	$0.00	$0.00
Class B	$0.01	$0.00	$0.00
Diluted:
Class A	$0.01	$0.00	$0.00
Class B	$0.01	$0.00	$0.00

EARNINGS PER SHARE (INCLUDING DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE)
	Year Ended			Year Ended			Year Ended
	June 30, 2006			June 30, 2005			June 30, 2004

(Amounts in Thousands, Except for Per Share Data)	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Basic Earnings Per Share:
Dividends Declared	$ 8,330	$ 16,071	$ 24,401	$ 8,628	$ 15,799	$ 24,427	$ 8,556	$ 15,658	$ 24,214
Undistributed Earnings (Loss)	(3,123)	(5,916)	(9,039)	(2,790)	(5,049)	(7,839)	(909)	(1,620)	(2,529)

Net Income	$ 5,207	$ 10,155	$ 15,362	$ 5,838	$ 10,750	$ 16,588	$ 7,647	$ 14,038	$ 21,685

Average Basic Shares Outstanding	13,195	25,002	38,197	13,576	24,565	38,141	13,696	24,405	38,101

Basic Earnings Per Share	$0.39	$0.41		$0.43	$0.44		$0.56	$0.58

Diluted Earnings Per Share:
Dividends Declared and Assumed Dividends on Dilutive Shares	$ 8,411	$ 16,077	$ 24,488	$ 8,628	$ 15,835	$ 24,463	$ 8,556	$ 15,686	$ 24,242
Undistributed Earnings (Loss)	(3,176)	(5,950)	(9,126)	(2,815)	(5,060)	(7,875)	(922)	(1,635)	(2,557)

Net Income	$ 5,235	$ 10,127	$ 15,362	$ 5,813	$ 10,775	$ 16,588	$ 7,634	$ 14,051	$ 21,685

Average Diluted Shares Outstanding	13,360	25,024	38,384	13,711	24,648	38,359	13,807	24,500	38,307

Diluted Earnings Per Share	$0.39	$0.40		$0.42	$0.44		$0.55	$0.57

Included in dividends declared for the basic and diluted earnings per share computation are dividends computed and accrued on unvested Class A and Class B restricted share units, which will be paid by a conversion to the equivalent value of common shares after a vesting period.

In fiscal year 2006, all 1,944,000 stock options outstanding were antidilutive and were excluded from the dilutive calculation. In fiscal year 2005, all 2,435,000 stock options outstanding were antidilutive and were excluded from the dilutive calculation. In fiscal year 2004, 1,082,000 out of 2,738,000 stock options outstanding were antidilutive and were excluded from the dilutive calculation.

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

	Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustments	Net Change in Unrealized Gains and Losses on Securities (1)	Net Change in Derivative Gains/Losses (2)	Accumulated Other Comprehensive Income
(Amounts in Thousands)
Balance at June 30, 2003	$1,062	$ 552	$ (331)	$1,283

Current year change	58	(564)	845	339
Balance at June 30, 2004	$1,120	$ (12)	$ 514	$1,622

Current year change	(5)	(79)	(637)	(721)
Balance at June 30, 2005	$1,115	$ (91)	$ (123)	$ 901

Current year change	468	(166)	(317)	(15)
Balance at June 30, 2006	$1,583	$ (257)	$ (440)	$ 886

(1) Net of tax benefit, in thousands, of ($110), ($53) and ($304) for fiscal year 2006, 2005 and 2004, respectively.

(2) Net of tax expense/(benefit), in thousands, of ($54), ($154) and $274 for fiscal year 2006, 2005 and 2004, respectively.

Note 17   Restructuring Expense

As a result of excess capacity in North America, during the third quarter of fiscal year 2006 the Company approved a restructuring plan within the Electronic Contract Assemblies segment to exit a manufacturing facility located in Northern Indiana.  As part of this restructuring plan, the production for select programs will be transferred to other locations within this segment.  Operations at this facility are scheduled to cease in the Company's first quarter of fiscal year 2007.  The Company estimates total pre-tax restructuring charges related to this plan will be approximately $1.6 million, consisting of $0.7 million of employee severance cost, asset impairment of $0.1 million, acceleration of software amortization of $0.3 million, acceleration of plant, property and equipment depreciation of $0.2 million and other restructuring costs of $0.3 million.

During the first quarter of fiscal year 2006, the Company announced a plan to sharpen its focus on primary markets within the Furniture and Cabinets segment.  Actions under the plan include consolidation of administrative, marketing and business development functions to better serve the segment's primary markets.  To simplify and standardize the business processes, a portion of the Company's Enterprise Resource Planning (ERP) software is being redesigned during approximately the next two years and accelerated amortization costs will be recognized during this period.  During the first quarter of fiscal year 2006, capitalized software costs related to the ERP software that was not yet placed in service were abandoned and recognized as impaired.  Restructuring charges related to ERP software impairment, accelerated amortization and employee severance are recorded on the Restructuring Expense line item of the Company's Consolidated Statements of Income.  The plan also included the sale of a forest products hardwood lumber business and a business unit which produced fixed-wall furniture systems.  Losses on the sale of these business units are presented on the Discontinued Operations line item on the Company's Consolidated Statements of Income.  See Note 18-Discontinued Operations of Notes to Consolidated Financial Statements for further discussion of these discontinued operations.  The Company estimates total pre-tax charges under the plan to be approximately $17.4 million, including the pre-tax loss on the sale of business operations of $10.3 million which was recorded as discontinued operations, and restructuring charges for software impairment of $3.5 million, acceleration of software amortization of $2.2 million, employee severance costs of $0.4 million, and fixed asset impairment and other restructuring costs of $1.0 million.

During the fourth quarter of fiscal year 2005, the Company announced a plan to consolidate its Mexican contract furniture and cabinets operations within the Furniture and Cabinets segment into one facility located in Juarez, Mexico, resulting in the closure of its manufacturing facility in Mexicali, Mexico.  Activities outlined in the restructuring plan began in the fourth quarter of fiscal year 2005 and were completed during fiscal year 2006.

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

  Fiscal Year 2006 Restructuring Charges

As a result of the fiscal year 2005 and 2006 restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $9.6 million in fiscal year 2006.  Within the Furniture and Cabinets segment, the Company recognized pre-tax restructuring expense of $8.7 million in fiscal year 2006, which included restructuring charges of $1.0 million for employee transition costs, $3.5 million for software impairment, $0.6 million for accelerated software amortization, $1.4 million for plant, property and equipment impairment and $2.2 million for plant closures and other costs.  Within the Electronic Contract Assemblies segment, the Company recognized pre-tax restructuring expense of $0.9 million in fiscal year 2006, which included restructuring charges of $0.1 million for asset impairment, $0.2 million for accelerated software amortization, $0.1 million for accelerated plant, property and equipment depreciation and $0.5 million for employee transition costs.

  Fiscal Year 2005 Restructuring Charges

As a result of the fiscal year 2003 and 2005 restructuring plans, the Company recognized pre-tax restructuring expense of $0.4 million in fiscal year 2005, primarily within the Furniture and Cabinets segment.  Included in the restructuring charge was $0.2 million for asset write-downs and $0.2 million for plant closure and other exit costs.

  Fiscal Year 2004 Restructuring Charges

The Company recognized consolidated pre-tax restructuring expense from continuing operations of $2.8 million in fiscal year 2004 related to the restructuring plan announced in fiscal year 2003.  Included in the restructuring charge was $1.6 million for asset write-downs, $0.1 million for employee transition and other employee costs, and $1.1 million for plant closure and other exit costs.  On a segment basis, within the Furniture and Cabinets segment, the Company recorded pre-tax restructuring charges of $1.2 million primarily related to asset write-downs, and plant closure and other exit costs, and Unallocated Corporate recorded $1.6 million of pre-tax restructuring charges, primarily related to asset write-downs.

  Reserves -- At June 30, 2006, a total of $0.2 million of restructuring liabilities related to the fiscal 2005 restructuring plan and a total of $0.4 million of restructuring liabilities related to the 2006 restructuring plan remained on the Consolidated Balance Sheet as shown below. The restructuring charge, utilization and cash paid to date, and ending reserve balances at June 30, 2006 were as follows:

(Amounts in Thousands)	Transition and Other Employee Costs	Asset and Goodwill Write-downs	Plant Closure and Other Exit Costs	Total

Reserve June 30, 2003	$ 17	$ --	$ 575	$ 592

Amounts Charged - Cash	101	--	935	1,036
Amounts Charged - Non-Cash	--	1,616	--	1,616

Subtotal	101	1,616	935	2,652
Amounts Utilized / Cash Paid	(101)	(1,616)	(1,491)	(3,208)
Amounts Adjusted	(17)	--	208	191

Reserve June 30, 2004	$ --	$ --	$ 227	$ 227

Amounts Charged - Cash	53	--	205	258
Amounts Charged - Non-Cash	--	190	--	190

Subtotal	53	190	205	448
Amounts Utilized / Cash Paid	--	(190)	(432)	(622)

Reserve June 30, 2005	$ 53	$ --	$ --	$ 53

Amounts Charged - Cash	1,571	--	2,179	3,750
Amounts Charged - Non-Cash	--	5,885	--	5,885

Subtotal	1,571	5,885	2,179	9,635
Amounts Utilized / Cash Paid	(1,247)	(5,885)	(1,978)	(9,110)

Reserve June 30, 2006	$ 377	$ --	$ 201	$ 578

  Total Restructuring Charges Incurred to Date Since Announcement of Plans

(Amounts in Thousands)		Transition and Other Employee Costs	Asset and Goodwill Write-downs	Plant Closure and Other Exit Costs	Total

Electronic Contract Assemblies Segment	2006 Plan	$ 452	$ 441	$ --	$ 893
	2005 Plan	--	--	--	--
	2003 Plan	--	3,756	--	3,756

	Subtotal	$ 452	$ 4,197	$ --	$ 4,649

Furniture and Cabinets Segment	2006 Plan	$ 399	$ 4,109	$ --	$ 4,508
	2005 Plan	773	1,414	2,174	4,361
	2003 Plan	1,577	2,720	3,660	7,957

	Subtotal	$ 2,749	$ 8,243	$ 5,834	$ 16,826

Unallocated Corporate	2006 Plan	$ --	$ --	$ --	$ --
	2005 Plan	--	--	--	--
	2003 Plan	--	1,236	80	1,316

	Subtotal	$ --	$ 1,236	$ 80	$ 1,316

Consolidated		$ 3,201	$ 13,676	$ 5,914	$ 22,791

Note 18    Discontinued Operations

Fiscal Year 2006 Discontinued Operations

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

Fiscal Year 2005 Discontinued Operations

On January 17, 2005, the Company announced its decision to exit the branded residential furniture business, which was part of the branded furniture product line within the Furniture and Cabinets segment.  The exit plan included discontinuing procurement of branded residential furniture, ending marketing and dealer activities, and selling remaining inventories.  The branded residential furniture operation had no long-lived assets and all branded residential furniture inventory was sold.

On October 12, 2004, the Company announced a plan to exit its veneer slicing operation, which was part of the forest products product line within the Furniture and Cabinets segment.  The plan included the sale of veneer slicing machinery, equipment and remaining veneer inventories.  During fiscal year 2005, veneer slicing and warehousing operations ceased and all inventory and assets were sold.

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these businesses have been classified as discontinued operations, and their operating results and gains (losses) on disposal are presented on the Gain (Loss) from Discontinued Operations, Net of Tax line of the Consolidated Statements of Income.

Operating results and the gain (loss) on sale of the discontinued operations were as follows:

	Year Ended June 30

(Amounts in Thousands)	2006	2005	2004

Net Sales of Discontinued Operations	$ 29,078	$ 92,704	$ 96,036

Operating Loss of Discontinued Operations	$ (386)	$ (8,100)	$ (11,092)
Benefit for Income Taxes	181	3,274	4,427

Operating Loss of Discontinued Operations, Net of Tax	$ (205)	$ (4,826)	$ (6,665)

Gain (Loss) on Disposal of Discontinued Operations	$ (11,495)	$ 520	$ --
Benefit (Provision) for Income Taxes	4,584	(207)	--

Gain (Loss) on Disposal of Discontinued Operations, Net of Tax	$ (6,911)	$ 313	$ --

Loss from Discontinued Operations, Net of Tax	$ (7,116)	$ (4,513)	$ (6,665)

Note 19    Quarterly Financial Information (Unaudited)

Quarterly financial information is summarized as follows:
	Three Months Ended

	September 30	December 31	March 31	June 30

(Amounts in Thousands, Except for Per Share Data)
2006:
Net Sales (1)	$267,404	$273,934	$268,048	$333,195
Gross Profit (1)	57,405	59,418	61,560	67,807
Income (Loss) from Continuing Operations (2)	(156)	5,126	6,635	10,574
Income (Loss) Before Cumulative Effect of Change in Accounting Principle (2)	(6,862)	4,234	7,289	10,402
Net Income (Loss) (2)	(6,563)	4,234	7,289	10,402
Basic Earnings (Loss) Per Share from Continuing Operations:
Class A	($0.00)	$0.13	$0.17	$0.28
Class B	($0.00)	$0.14	$0.18	$0.28
Diluted Earnings (Loss) Per Share from Continuing Operations:
Class A	($0.00)	$0.13	$0.17	$0.28
Class B	($0.00)	$0.14	$0.17	$0.27
Basic Earnings (Loss) Per Share Before Cumulative Effect of Change in Accounting Principle:
Class A	($0.18)	$0.10	$0.19	$0.27
Class B	($0.18)	$0.11	$0.19	$0.27
Diluted Earnings (Loss) Per Share Before Cumulative Effect of Change in Accounting Principle:
Class A	($0.18)	$0.10	$0.19	$0.27
Class B	($0.18)	$0.11	$0.19	$0.27
Basic Earnings (Loss) Per Share:
Class A	($0.17)	$0.10	$0.19	$0.27
Class B	($0.17)	$0.11	$0.19	$0.27
Diluted Earnings (Loss) Per Share:
Class A	($0.17)	$0.10	$0.19	$0.27
Class B	($0.17)	$0.11	$0.19	$0.27

2005:
Net Sales (1)	$258,959	$272,686	$258,469	$263,033
Gross Profit (1)	56,979	60,384	53,457	59,022
Income from Continuing Operations (3)	5,951	7,519	3,097	4,534
Income Before Cumulative Effect of Change in Accounting Principle (3)	5,015	6,116	1,319	4,138
Net Income (3)	5,015	6,116	1,319	4,138
Basic Earnings Per Share from Continuing Operations:
Class A	$0.15	$0.19	$0.08	$0.12
Class B	$0.16	$0.20	$0.08	$0.12
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.15	$0.19	$0.08	$0.12
Class B	$0.16	$0.20	$0.08	$0.12
Basic Earnings Per Share Before Cumulative Effect of Change in Accounting Principle:
Class A	$0.13	$0.16	$0.03	$0.11
Class B	$0.13	$0.16	$0.03	$0.11
Diluted Earnings Per Share Before Cumulative Effect of Change in Accounting Principle:
Class A	$0.13	$0.16	$0.03	$0.11
Class B	$0.13	$0.16	$0.04	$0.11
Basic Earnings Per Share:
Class A	$0.13	$0.16	$0.03	$0.11
Class B	$0.13	$0.16	$0.03	$0.11
Diluted Earnings Per Share:
Class A	$0.13	$0.16	$0.03	$0.11
Class B	$0.13	$0.16	$0.04	$0.11

(1) Net sales and gross profit are from continuing operations.  Fiscal year 2006 net sales included $61.5 million related to fiscal year 2006 acquisitions.  See Note 18 - Discontinued Operations of Notes to Consolidated Financial Statements for further information on discontinued operations.

(2) Fiscal year 2006 income (loss) from continuing operations, income (loss) before cumulative effect of change in accounting principle and net income (loss) included $6.0 million ($0.16 per diluted share) of after-tax restructuring expenses and $1.3 million ($0.03 per diluted share) of after-tax income received as part of a Polish offset credit program for investments made in our Poland operation.

(3) Fiscal year 2005 income from continuing operations, income before cumulative effect of change in accounting principle and net income included $0.3 million ($0.01 per diluted share) of after-tax restructuring expenses.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2006, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

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

During the fourth quarter of fiscal year 2006, the Company acquired the Bridgend Wales, UK operation of Bayer Diagnostics Manufacturing Limited and the Longford, Ireland operation of Magna Donnelly Electronics Longford Limited.  These acquisitions incorporated new financial systems and new processes into the Company's internal controls.

There have been no other changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B - Other Information

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors

The information required by this item with respect to Directors is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 17, 2006 under the caption "Election of Directors."

Audit Committee

The information required by this item with respect to the Audit Committee and its financial expert is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 17, 2006 under the caption "Information Concerning the Board of Directors and Committees."

Executive Officers of the Registrant

The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I and is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 17, 2006 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

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

Item 11 - Executive Compensation

The information required by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 17, 2006 under the captions - "Information Concerning the Board of Directors and Committees" and "Compensation of Executive Officers."

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters

Security Ownership

The information required by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 17, 2006 under the caption "Share Ownership Information."

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the Company's equity compensation plans as of June 30, 2006:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)

Equity compensation plans approved by Share Owners	1,719,808 (1)	$15.81	1,392,666 (2)

Equity compensation plans not approved by Share Owners	--	--	--

Total	1,719,808	$15.81	1,392,666

(1) Shares issuable upon exercise of the Company's stock options are Class B Common Stock.  No Class A shares are available upon exercise of stock options.

(2) Includes 1,392,666 Class A and Class B shares available for issuance as restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units and stock appreciation rights under the Company's 2003 Stock Option and Incentive Plan. No shares remain available for issuance under the Company's prior stock option plans.

Item 13 - Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 17, 2006 under the caption "Certain Transactions."

Item 14 - Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 17, 2006 under the caption "Relationship with Independent Registered Public Accounting Firm."

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this Report:

    (1)  Financial Statements:

    (2)  Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2006	81

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

    (3)  Exhibits

See the Index of Exhibits on page 82 for a list of the exhibits filed or incorporated herein as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer August 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ James C. Thyen

JAMES C. THYEN
President, Chief Executive Officer August 22, 2006

/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer August 22, 2006

/s/ Michelle R. Schroeder

MICHELLE R. SCHROEDER Vice President, Corporate Controller (functioning as Principal Accounting Officer) August 22, 2006

Signature	Signature

Ronald J. Thyen *	Douglas A. Habig *

RONALD J. THYEN	DOUGLAS A. HABIG
Director	Director

John T. Thyen *	James C. Thyen *

JOHN T. THYEN	JAMES C. THYEN
Director	Director

Christine M. Vujovich *	Jack R. Wentworth *

CHRISTINE M. VUJOVICH	JACK R. WENTWORTH
Director	Director

Polly B. Kawalek *	Geoffrey L. Stringer *

POLLY B. KAWALEK	GEOFFREY L. STRINGER
Director	Director

Gary P. Critser *	John B. Habig *

GARY P. CRITSER	JOHN B. HABIG
Director	Director

*  The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date

August 22, 2006	/s/ Harry W. Bowman

HARRY W. BOWMAN
Director
Individually and as Attorney-In-Fact

KIMBALL INTERNATIONAL, INC.

Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Expense	Charged to Other Accounts	Write-offs and Recoveries	Balance at End of Year

(Amounts in Thousands)
Year Ended June 30, 2006
Valuation Allowances:
Allowance for Doubtful Accounts	$2,142	$1,814	$ 9	$(1,283)	$2,682
Deferred Tax Asset	$3,429	$ 427	--	--	$3,856

Year Ended June 30, 2005
Valuation Allowances:
Allowance for Doubtful Accounts	$4,149	$ 391	$ 19	$(2,417)	$2,142
Deferred Tax Asset	$2,597	$ 832	--	--	$3,429

Year Ended June 30, 2004
Valuation Allowances:
Allowance for Doubtful Accounts	$6,276	$1,555	$ 96	$(3,778)	$4,149
Deferred Tax Asset	$1,948	$ 649	--	--	$2,597

KIMBALL INTERNATIONAL, INC.

INDEX OF EXHIBITS

Exhibit No.	Description

2	Asset Purchase Agreement, dated as of April 3, 2006, providing for the purchase of certain assets of Bayer Diagnostics Manufacturing Limited by Kimball Electronics (Wales) Limited (Incorporated by reference to the Company's Form 10-Q for the period ended March 31, 2006)
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2002)
3(b)	Restated By-laws of the Company (Incorporated by reference to the Company's Form 10-Q for the period ended December 31, 2005)
10(a)*	Summary of Director and Named Executive Officer Compensation
10(b)*	Supplemental Bonus Plan (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2004)
10(c)*	2003 Stock Option and Incentive Plan (Incorporated by reference to the Company's Annual Proxy Statement filed September 10, 2003)
10(d)*	Supplemental Employee Retirement Plan (2006 Revision) (Incorporated by reference to the Company's Form 10-Q for the period ended March 31, 2006)
10(e)*	1996 Stock Incentive Program
10(f)*	1996 Director Stock Compensation and Option Plan
10(g)*	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to exhibit 10.1 in the Company's Form 8-K/A filed January 24, 2005)
10(h)*	Form of Annual Performance Share Award Agreement, as amended on September 7, 2005 (Incorporated by reference to the Company's Form 10-Q for the period ended September 30, 2005)
10(i)	Credit Agreement, dated as of May 20, 2004, among the Company, the Lenders and Bank One, NA, and First Amendment to Credit Agreement, dated as of December 7, 2005, by and among the Company, The Lenders Party Thereto and JPMorgan Chase Bank (Incorporated by reference to the Company's Form 10-Q for the period ended December 31, 2005)
10(j)*	Form of Employment Agreement dated May 1, 2006 between the Company and each of James C. Thyen, Douglas A. Habig, Robert F. Schneider, Donald D. Charron, P. Daniel Miller, Randall L. Catt, John H. Kahle and Gary W. Schwartz (Incorporated by reference to the Company's Form 10-Q for the period ended March 31, 2006)
10(k)*	Form of Long Term Performance Share Award (Incorporated by reference to Exhibit 10.1 in the Company's Form 8-K/A filed September 7, 2005)
10(l)*	Description of the Company's 2005 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 in the Company's Form 8-K filed October 18, 2005)
11	Computation of Earnings Per Share (Incorporated by reference to Note 15 - Earnings Per Share of Notes to Consolidated Financial Statements)
21	Significant Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* = constitutes management contract or compensatory arrangement