Form 10-Q
period 2006-09-30
KIMBALL INTERNATIONAL INC
filed 2006-11-02
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Large accelerated filer ___ Accelerated filer X Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The number of shares outstanding of the Registrant's common stock as of October 18, 2006 was:
Class A Common Stock - 12,262,358 shares
Class B Common Stock - 26,099,301 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited) September 30, 2006	June 30, 2006

Assets
Current Assets:
Cash and cash equivalents	$ 32,750	$ 64,857
Short-term investments	135,658	106,846
Receivables, net of allowances of $1,357 and $1,282, respectively	145,547	154,571
Inventories	135,570	109,479
Prepaid expenses and other current assets	31,784	31,974
Assets held for sale	2,711	353

Total current assets	484,020	468,080
Property and Equipment, net of accumulated depreciation of $322,130 and $327,177, respectively	148,832	151,122
Capitalized Software, net of accumulated amortization of $53,440 and $51,859, respectively	24,499	26,602
Goodwill	3,337	3,286
Other Assets	30,641	29,931

Total Assets	$691,329	$679,021

Liabilities and Share Owners' Equity
Current Liabilities:
Current maturities of long-term debt	$ 461	$ 427
Accounts payable	172,775	140,628
Borrowings under credit facility	18,857	23,133
Dividends payable	6,740	6,643
Accrued expenses	52,837	65,868

Total current liabilities	251,670	236,699

Other Liabilities:
Long-term debt, less current maturities	955	1,125
Deferred income taxes and other	17,325	18,615

Total other liabilities	18,280	19,740

Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized 14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized 28,657,000 shares issued	1,433	1,433
Additional paid-in capital	5,019	6,019
Retained earnings	484,042	486,518
Accumulated other comprehensive income	1,733	886
Less: Treasury stock, at cost
Class A - 1,963,000 and 1,691,000 shares, respectively	(29,907)	(24,615)
Class B - 2,706,000 and 3,115,000 shares, respectively	(41,659)	(48,377)

Total Share Owners' Equity	421,379	422,582

Total Liabilities and Share Owners' Equity	$691,329	$679,021

See Notes to Condensed Consolidated Financial Statements
3

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)
	Three Months Ended
	September 30,

	2006	2005

Net Sales	$314,760	$267,404

Cost of Sales	250,593	209,999

Gross Profit	64,167	57,405

Selling, General and Administrative Expenses	56,812	54,546

Restructuring Expense	3,295	4,771

Operating Income (Loss)	4,060	(1,912)

Other Income (Expense):
Interest income	1,555	834
Interest expense	(250)	(37)
Non-operating income	1,552	1,034
Non-operating expense	(200)	(464)

Other income, net	2,657	1,367

Income (Loss) from Continuing Operations Before Taxes on Income	6,717	(545)

Provision (Benefit) for Income Taxes	3,046	(389)

Income (Loss) from Continuing Operations	3,671	(156)
Loss from Discontinued Operations, Net of Tax	-0-	(6,706)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	3,671	(6,862)
Cumulative Effect of Change in Accounting Principle, Net of Tax	-0-	299

Net Income (Loss)	$ 3,671	$ (6,563)

Earnings (Loss) Per Share of Common Stock:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.10	($0.00)
Class B	$0.10	($0.00)
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.09	($0.00)
Class B	$0.10	($0.00)
Basic Earnings (Loss) Per Share:
Class A	$0.10	($0.17)
Class B	$0.10	($0.17)
Diluted Earnings (Loss) Per Share:
Class A	$0.09	($0.17)
Class B	$0.10	($0.17)

Dividends Per Share of Common Stock:
Class A	$0.155	$0.155
Class B	$0.160	$0.160

Average Total Number of Shares Outstanding Class A and B Common Stock:
Basic	38,287	38,165
Diluted	38,915	38,308
See Notes to Condensed Consolidated Financial Statements
4

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited) Three Months Ended September 30,

	2006	2005

Cash Flows From Operating Activities:
Net income (loss)	$ 3,671	$ (6,563)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	-0-	(497)
Depreciation and amortization	9,380	10,009
Gain on sales of assets	(206)	(166)
Loss on disposal of discontinued operations	-0-	10,677
Restructuring	1,666	3,694
Deferred income tax and other deferred charges	(2,258)	(6,402)
Stock-based compensation	932	687
Excess tax benefits from stock-based compensation	(674)	-0-
Change in current assets and liabilities:
Receivables	8,948	(11,443)
Inventories	(26,091)	2,840
Other current assets	1,122	(128)
Accounts payable	33,869	9,223
Accrued expenses	(12,681)	(4,070)

Net cash provided by operating activities	17,678	7,861

Cash Flows From Investing Activities:
Capital expenditures	(8,345)	(8,005)
Proceeds from sales of assets	1,663	456
Payments for acquisitions	(4,676)	-0-
Purchase of capitalized software and other assets	(125)	(46)
Purchases of available-for-sale securities	(52,782)	(13,607)
Sales and maturities of available-for-sale securities	24,310	11,350

Net cash used for investing activities	(39,955)	(9,852)

Cash Flows From Financing Activities:
Net change in foreign credit facility	220	(3)
Payments on revolving credit facility	(4,496)	-0-
Payments on capital leases and long-term debt	(136)	(44)
Dividends paid to share owners	(6,050)	(6,037)
Excess tax benefits from stock-based compensation	674	-0-
Other, net	(9)	3

Net cash used for financing activities	(9,797)	(6,081)

Effect of Exchange Rate Change on Cash and Cash Equivalents	(33)	(9)

Net Decrease in Cash and Cash Equivalents	(32,107)	(8,081)

Cash and Cash Equivalents at Beginning of Period	64,857	57,253

Cash and Cash Equivalents at End of Period	$ 32,750	$ 49,172

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 1,645	$ 273
Interest	$ 252	$ 59

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

The Company classified several operations as discontinued.  During fiscal year 2006, the Company completed the sale of a fixed-wall furniture systems operation, a forest products hardwood lumber operation and an operation that manufactures polyurethane and polyester molded components for use in the recreational vehicle, signage and residential furniture industries.  All of this activity is applicable to the Furniture and Cabinets segment.  In accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying Condensed Consolidated Financial Statements and notes have been restated to reflect the results of these operations as discontinued operations.  The Company had no discontinued operations in the first quarter of fiscal year 2007.  See Note 7-Discontinued Operations of Notes to Condensed Consolidated Financial Statements for further discussion of these discontinued operations.

The Company changed its classification of gains and losses on sales of property and equipment, previously shown in non-operating income, to selling, general and administrative expenses for each of the periods presented in the accompanying Condensed Consolidated Statements of Income. The amount reclassified in the three month period ended September 30, 2005 was a gain of $0.2 million.  In the three months ended September 30, 2006, the Company recognized $0.2 million of gains on the sale of property and equipment as selling, general and administrative expenses.

Goodwill

A summary of the goodwill by segment is as follows:

	September 30,	June 30,
	2006	2006
(Amounts in Thousands)
Furniture and Cabinets	$ 1,733	$ 1,733
Electronic Contract Assemblies	1,604	1,553

Consolidated	$ 3,337	$ 3,286

In the Electronic Contract Assemblies segment, goodwill increased, in thousands, $51 during the three months ended September 30, 2006 resulting from $54 of adjustments to estimated severance reserves for the Bridgend, Wales, UK acquisition, reduced by $3 due to the effect of changes in foreign currency exchange rates.

Preliminary Purchase Price Allocation

On April 3, 2006 the Company acquired the Bridgend, Wales, UK manufacturing operation of Bayer Diagnostics Manufacturing Limited and its parent company, Bayer Healthcare, LLC, a member of the worldwide group of companies headed by Bayer AG.  Certain liabilities that meet the criteria for recognition under Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, relating to involuntary terminations are not yet finalized.  The purchase price allocation will not be complete until this additional information is finalized.  In the fiscal year ended June 30, 2006, the Company included $1.5 million of involuntary terminations in the purchase price allocation all of which have been paid.  The liability and purchase price allocation were adjusted $0.1 million in the three months ended September 30, 2006 for additional severance costs.  Actions relating to future involuntary terminations to be included in the purchase price allocation are expected to be complete by the end of the third quarter of fiscal year 2007.

Tooling

The Company capitalizes the cost of tooling which it owns or which it has a noncancelable right to use during a supply arrangement.  As of September 30, 2006 and June 30, 2006, respectively, the Company had $3.2 million and $3.1 million of Company-owned tooling costs capitalized, and $0.7 million and $0.6 million of customer-owned tooling costs capitalized.

Effective Tax Rate

In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on our expected annual income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate.  Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.  The Company is estimating that the annual effective tax rate from continuing operations for fiscal year 2007 will be higher than in prior years partially due to a higher mix of income being generated by domestic operations which carry a higher effective tax rate than the Company's foreign operations.

New Accounting Standards

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  During the first quarter of fiscal year 2007, the Company elected early adoption of SAB 108.  The adoption of SAB 108 did not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (FSP AUG AIR-1).  The staff position eliminates the accrue-in-advance method of accounting for planned major maintenance activities.  The adoption of the provisions in the staff position will be considered a change in accounting principle with retrospective application required as described in Statement of Financial Accounting Standard No. 154 (SFAS 154), Accounting Changes and Error Corrections, if practical.  The staff position will be effective as of the beginning of the Company's fiscal year 2008.  The Company currently uses the accrue-in-advance method primarily to reserve for future aircraft maintenance activities required by Federal Aviation Administration regulations.  The reversal of these accruals and adoption of an alternative method of expense recognition is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS 157 is only applicable to existing accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.  FAS 157 will be effective as of the beginning of the Company's fiscal year 2009, and must be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption.  The Company is currently evaluating the impact of FAS 157 on its financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position if a position is more likely than not of being sustained on audit, based on the technical merits of the position.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The provisions of FIN 48 will be effective as of the beginning of the Company's fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of FIN 48 on its financial position, results of operations and cash flows.

In June 2006, the FASB ratified the Emerging Issues Task Force consensus on Issue No. 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF 06-3).  EITF 06-3 requires disclosure of a company's accounting policy regarding presentation of taxes, including any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer.  If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented.  EITF 06-3 will become effective for the Company beginning in the third quarter of fiscal year 2007.  The adoption of EITF 06-3 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (FAS 155). FAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 155 will be effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company's fiscal year 2008. The adoption of FAS 155 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (FAS 154), which requires the direct effects of voluntary accounting principle changes to be retrospectively applied to prior periods' financial statements.  FAS 154 does not change the transition provisions of any existing accounting pronouncements, but would apply in the unusual instance that a pronouncement does not include specific transition provisions.  FAS 154 maintains existing guidance with respect to accounting estimate changes and corrections of errors.  FAS 154 was effective for the Company beginning in fiscal year 2007 and did not have a material impact on the Company's financial position, results of operations or cash flows.

Note 2. Inventories

Inventory components of the Company are as follows:

	September 30,	June 30,
	2006	2006
(Amounts in Thousands)
Finished Products	$ 33,203	$ 28,416
Work-in-Process	11,576	10,577
Raw Materials	90,791	70,486

Total Inventory	$135,570	$109,479

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income (loss), shown net of tax if applicable, for the three month periods ended September 30, 2006 and 2005 is as follows:

	Three Months Ended
	September 30,

	2006	2005
(Amounts in Thousands)
Net Income (Loss)	$ 3,671	$ (6,563)
Change in Unrealized Gains (Losses) on Securities [1]	197	(74)
Change in Gains (Losses) on Derivatives [2]	691	158
Foreign Currency Translation Adjustment	(41)	(5)

Comprehensive Income (Loss)	$ 4,518	$ (6,484)

[1] Net of tax expense/(benefit), in thousands, of $131 and ($50) for the three months ended September 30, 2006 and 2005, respectively.

[2] Net of tax expense, in thousands, of $275 and $43 for three months ended September 30, 2006 and 2005, respectively.  The Company's use of derivatives is generally limited to forward purchases of foreign currency designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency.

Note 4. Segment Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture and Cabinets segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. This segment's focus is on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The Electronic Contract Assemblies segment currently sells primarily to customers in the automotive, industrial controls and medical industries. Intersegment sales are insignificant.

Unallocated corporate assets include cash and cash equivalents, short-term investments and other assets not allocated to segments. Unallocated corporate income (loss) from continuing operations consists of income not allocated to segments for purposes of evaluating segment performance and includes income from corporate investments and other non-operational items. The basis of segmentation and accounting policies of the segments are consistent with those as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

	At or For the
	Three Months Ended
	September 30,

	2006		2005

(Amounts in Thousands)
Net Sales:
Furniture and Cabinets	$ 156,306		$ 159,219
Electronic Contract Assemblies	158,454		107,960
Unallocated Corporate and Eliminations	--		225

Consolidated	$ 314,760		$ 267,404

Income (Loss) from Continuing Operations:
Furniture and Cabinets	$ 3,224		$ (1,525)
Electronic Contract Assemblies	(527)		819
Unallocated Corporate and Eliminations	974		550

Consolidated	$ 3,671	[1]	$ (156)	[2]

Total Assets:
Furniture and Cabinets	$ 224,278		$ 284,277
Electronic Contract Assemblies	313,903		210,657
Unallocated Corporate and Eliminations	153,148		93,088

Consolidated	$ 691,329		$ 588,022

[1] Income (Loss) from Continuing Operations includes after-tax restructuring charges, in thousands, of $2,106 in the three months ended September 30, 2006.  The Furniture and Cabinets segment recorded, in the three months ended September 30, 2006, in thousands, $2,059 of after-tax restructuring charges.  The Electronic Contract Assemblies segment recorded, in the three months ended September 30, 2006, in thousands, $47 of after-tax restructuring charges.  See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

[2] Income (Loss) from Continuing Operations includes after-tax restructuring charges, in thousands, of $2,949 in the three months ended September 30, 2005, all recorded in the Furniture and Cabinets segment.  See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

Sales by Product Line

The Furniture and Cabinets segment produces and sells a variety of similar products and services. Net sales to external customers by product line within the Furniture and Cabinets segment were as follows:

	Three Months Ended
	September 30,

	2006	2005
(Amounts in Thousands)
Net Sales:
Furniture and Cabinets
Branded Furniture	$145,442	$137,924
Contract Private Label Products	10,864	21,295

Total	$156,306	$159,219

Note 5. Restructuring Expense

During the first quarter of fiscal year 2007, the Company approved a plan to exit the production of wood rear projection television (PTV) cabinets and stands within the Furniture and Cabinets segment, which affects the Company's Juarez, Mexico operation. For some time, the market demand for wood rear PTV cabinets has been declining due to the market shift to plasma and LCD large-screen televisions, and the Company has been responding to this trend. In August 2004, the Company sold the building in Juarez and subsequently leased back a much smaller manufacturing footprint in the same facility to reduce excess capacity, and then during fiscal year 2006 the Company further consolidated its two Mexican wood rear PTV cabinet and stand operations into the one smaller Juarez facility. The Company now plans to exit the Juarez facility.  Production is scheduled to cease during the second quarter of fiscal year 2007 and the Company estimates that substantially all inventory will be sold by the end of the second quarter. Miscellaneous wrap-up activities including disposition of remaining equipment is expected to be complete by the end of the third quarter of fiscal year 2007.  The lease on the building expires in August 2009, and the Company will attempt to sub-lease its portion of the facility. With the exit of the production of PTV cabinets and stands, the Company will have exited substantially all contract private label products as it continues to sharpen its focus on primary markets within this segment.  The exit of this Juarez operation will be classified as a discontinued operation in the Company's Condensed Consolidated Statements of Income beginning in the period in which the operations cease, which is currently estimated to be the second quarter of fiscal year 2007. The Company currently estimates that the pre-tax charges related to the exit activities will be approximately, in millions, $6.0 to $8.0, consisting of approximately $2.0 to $2.3 of property and equipment non-cash asset impairment, $1.8 to $2.2 of severance and other employee costs, $0.7 to $1.1 of lease exit costs and $1.5 to $2.4 of other exit costs. Approximately $3.5 million of the total cost estimate is expected to be cash expense, exclusive of proceeds from sale of equipment which are expected to be approximately $0.8 million.

As a result of excess capacity in North America, during the third quarter of fiscal year 2006, the Company approved a restructuring plan within the Electronic Contract Assemblies segment to exit a manufacturing facility located in Northern Indiana. As part of this restructuring plan, the production for select programs has been transferred to other locations within this segment. Operations at this facility ceased in the Company's first quarter of fiscal year 2007 and the remaining property and equipment is classified as held for sale. The Company expects minimal future charges and estimates total pre-tax restructuring charges related to this plan to be approximately $1.0 million, consisting of $0.8 million of employee transition costs, acceleration of software amortization of $0.3 million, acceleration of plant, property and equipment depreciation of $0.1 million and $0.2 million for gains on the sale of equipment net of other asset impairment.

As part of the Company's plan to sharpen focus and simplify business processes within the Furniture and Cabinets segment, the Company announced during the first quarter of fiscal year 2006, a plan which included consolidation of administrative, marketing and business development functions to better serve the segment's primary markets. To simplify and standardize business processes, a portion of the Company's Enterprise Resource Planning (ERP) software will continue to be redesigned during approximately the next two years and accelerated amortization costs will continue to be recognized during this period. During the first quarter of fiscal year 2006, capitalized software costs related to the ERP software that was not yet placed in service were abandoned and recognized as impaired. Restructuring charges related to ERP software impairment, accelerated amortization, employee severance and other consolidation costs are recorded on the Restructuring Expense line item of the Company's Condensed Consolidated Statements of Income. The plan also included the sale of a forest products hardwood lumber business and a business unit which produced fixed-wall furniture systems. Losses on the sale of these business units are presented on the Loss from Discontinued Operations, Net of Tax line item on the Company's Condensed Consolidated Statements of Income. See Note 7 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements for further discussion of these discontinued operations. The Company estimates total pre-tax charges under the plan, when complete, to be approximately $17.2 million, including the pre-tax loss on the sale of business operations of $10.3 million which was recorded as discontinued operations, and restructuring charges for software impairment of $3.5 million, acceleration of software amortization of $2.2 million, employee severance costs of $0.4 million, and fixed asset impairment and other restructuring costs of $0.8 million.

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

The Company accounts for restructuring cost in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.

  Fiscal Year 2007 Restructuring Charges

As a result of the fiscal year 2006 and 2007 restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $3.3 million in the three months ended September 30, 2006. Within the Furniture and Cabinets segment, the Company recognized pre-tax restructuring expense of $3.2 million in the first quarter of fiscal year 2007, which included restructuring charges of $1.7 million for plant, property and equipment impairment, $1.1 million for employee transition costs, $0.2 million for accelerated software amortization and $0.2 million for other costs. Within the Electronic Contract Assemblies segment, the Company recognized pre-tax restructuring expense of $0.1 million in the first quarter of fiscal year 2007, which included $0.3 million for employee transition costs, $0.1 million for accelerated software amortization and $0.3 million for gains on the sale of equipment net of other asset impairment.

  Fiscal Year 2006 Restructuring Charges

As a result of the fiscal year 2005 and 2006 restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $4.8 million in the three months ended September 30, 2005, all within the Furniture and Cabinets segment. Included in the restructuring charge was $3.7 million for asset impairment, $0.9 million for employee transition costs and $0.2 million for plant closure and other costs.

  Reserves

At September 30, 2006, restructuring liabilities remaining on the Condensed Consolidated Balance Sheet totaled $1.5 million, consisting of $1.2 million relating to the 2007 restructuring plan, $0.1 million relating to the 2006 restructuring plan and $0.2 million relating to the 2005 restructuring plan. The restructuring charge, utilization and cash paid to date, and ending reserve balances at September 30, 2006 were as follows:

	Transition and Other Employee Costs	Asset and Goodwill Write-downs	Plant Closure and Other Exit Costs	Total
(Amounts in Thousands)
Accrued Restructuring at June 30, 2006	$ 377	$ --	$ 201	$ 578

Amounts Charged - Cash	1,406	--	223	1,629
Amounts Charged - Non-Cash	--	1,666	--	1,666

Subtotal	1,406	1,666	223	3,295

Amounts Utilized / Cash Paid	(660)	(1,666)	(60)	(2,386)

Accrued Restructuring at September 30, 2006	$ 1,123	$ --	$ 364	$ 1,487

Total Restructuring Charges Incurred to Date Since Announcement of Plans

(Amounts in Thousands)		Transition and Other Employee Costs	Asset and Goodwill Write-downs	Plant Closure and Other Exit Costs	Total

Electronic Contract Assemblies Segment	2006 Plan	$ 745	$ 227	$ --	$ 972

Furniture and Cabinets Segment	2007 Plan	$ 1,061	$ 1,676	$ 223	$ 2,960
	2006 Plan	451	4,313	--	4,764
	2005 Plan	773	1,414	2,174	4,361

	Subtotal	$ 2,285	$ 7,403	$ 2,397	$ 12,085

Consolidated		$ 3,030	$ 7,630	$ 2,397	$ 13,057

Note 6. Guarantees, Product Warranties and Other Contingent Liabilities

As of September 30, 2006, the Company has guarantees issued which are contingent on the future performance of another entity. The guarantees consist of customer lease financing with recourse whereby the Company may become liable to a third party leasing company if the customer defaults on their lease. At the inception of a guarantee, the Company recognizes a liability for obligations the Company may incur if specified triggering events or conditions occur. The liability is recorded at fair value which is estimated based on various factors including risk that the Company may have to perform under a guarantee, and ability to recover against payments made on a guarantee. The maximum potential liability and carrying amount recorded for these guarantees is immaterial to the Company's financial position.

Standby letters of credit are issued to third-party suppliers, lessors, insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of September 30, 2006, the Company had a maximum financial exposure from unused standby letters of credit totaling $14.3 million.  The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements.  Accordingly, no liability has been recorded as of September 30, 2006 with respect to the standby letters of credit.  The Company also enters into commercial letters of credit to facilitate payment to vendors and from customers.

The Company estimates product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the three months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,

(Amounts in Thousands)	2006	2005

Product Warranty Liability at the beginning of the period	$ 2,127	$ 3,653
Accrual for warranties issued	168	123
Accruals related to pre-existing warranties (including changes in estimates)	1	41
Settlements made (in cash or in kind)	(258)	(554)

Product Warranty Liability at the end of the period	$ 2,038	$ 3,263

Note 7. Discontinued Operations

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

On October 14, 2005, the Company completed the sale of the fixed-wall furniture systems business, which included primarily the sale of property and equipment, inventory, accounts receivable and product rights.  The purchase price totaled $1.2 million, of which $0.3 million was received at closing and $0.9 million was a note receivable.  The note receivable has been collected, with the exception of a small escrow not yet due.  The sale resulted in a net loss of $1.4 million, which was recorded as a $1.3 million estimated impairment loss in discontinued operations during the quarter ended September 30, 2005, and was subsequently increased by $0.1 million when the sale was completed.  The loss on disposal of the fixed-wall furniture business included an after-tax goodwill impairment loss, in thousands, of $261 recognized in the Furniture and Cabinet segment during the quarter ended September 30, 2005.  The goodwill impairment loss was based upon the cessation of cash flows related to the fixed-wall furniture systems business.  The Company does not have significant continuing cash flows or continuing involvement with this business.

On November 30, 2005, the Company completed the sale of the forest products hardwood lumber business to Indiana Hardwoods, Inc., which included primarily the sale of property and equipment, inventory, accounts receivable and timber assets.  The president and owner of Indiana Hardwoods, Inc. is Barry L. Cook, who was formerly employed by the Company as a Vice President of Kimball International, Inc. and had responsibility for this hardwood lumber operation.  The transaction prices were negotiated between the Company and Indiana Hardwoods, Inc.  The Company also considered offers from other interested outside parties, but ultimately determined that it was in the Company's best interest financially to sell this operation to Indiana Hardwoods, Inc.  The purchase price totaled $25.5 million, of which $23.5 million was received at closing and $2.0 million is a note receivable.  The terms of the note receivable require monthly payments of interest for a three-year period, with the principal coming due after the three-year period.  The note is subordinate to the purchaser's bank loan.  If the purchaser is not in compliance with bank loan covenants or does not maintain sufficient cash flows, the principal payment on the note receivable may be delayed beyond three years.  The note may represent a concentration of credit risk.  The Company maintains a provision for potential credit losses based on expected collectibility of the note, which the Company believes is adequate.  The sale resulted in a net loss of $4.8 million, which was recorded as a $5.1 million estimated impairment loss in discontinued operations during the quarter ended September 30, 2005, and was reduced by $0.3 million during the quarter ended December 31, 2005 when the sale was completed.  The Company has no ongoing commitments resulting from the sales agreement.  The Company does not have significant continuing cash flows or continuing involvement with this business.

On January 20, 2006, the Company completed the sale of a non-core business that manufactures polyurethane and polyester molded components for use in the recreational vehicle, signage and residential furniture industries, which included primarily the sale of inventories and machinery and equipment.  The purchase price totaled $0.6 million.  The sale resulted in a net loss of $0.7 million, which was recorded as a $1.1 million estimated impairment loss in discontinued operations during the quarter ended December 31, 2005, and was decreased by $0.4 million during the quarter ended March 31, 2006 when the sale was completed.  The Company does not have significant continuing cash flows or continuing involvement with this business.

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these businesses have been classified as discontinued operations, and their operating results and losses on disposal are presented on the Loss from Discontinued Operations, Net of Tax line of the Condensed Consolidated Statements of Income.

The Company had no discontinued operations in the first quarter of fiscal year 2007.  Operating results and losses on sales of discontinued operations were as follows:

	Three Months Ended
	September 30,

(Amounts in Thousands)	2006	2005

Net Sales of Discontinued Operations	$ --	$ 17,980

Operating Loss of Discontinued Operations	$ --	$ (474)
Benefit for Income Taxes	--	188

Operating Loss of Discontinued Operations, Net of Tax	$ --	$ (286)

Loss on Disposal of Discontinued Operations	$ --	$(10,677)
Benefit for Income Taxes	--	4,257

Loss on Disposal of Discontinued Operations, Net of Tax	$ --	$ (6,420)

Loss from Discontinued Operations, Net of Tax	$ --	$ (6,706)

Note 8.  Assets Held for Sale

At September 30, 2006, in thousands, assets totaling $2,711 were classified as held for sale, including $2,691 for a facility related to an exited operation within the Electronic Contract Assemblies segment and $20 of land held as an unallocated corporate asset.  The Company expects to sell these assets during the next 12 months.  At June 30, 2006, the Company had, in thousands, $353 of land held as unallocated corporate assets classified as held for sale.

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
  Competitive pricing, especially for suppliers of electronic contract assemblies to customers in the automotive industry, continues to put pressure on the Company's operating margins. Within the Furniture and Cabinets segment, pricing remains competitive on select projects.

The Company's results continue to be hindered by manufacturing inefficiencies at select operations.
Growth in the office furniture industry continues but is slowing according to the Business and Institutional Furniture Manufacturer's Association (BIFMA International).
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

  With the fourth quarter of fiscal year 2006 acquisitions, the Company's sales mix is shifting toward the Electronic Contract Assemblies segment. Since the Electronic Contract Assemblies segment operates at a lower gross profit percentage than the Furniture and Cabinets segment, consolidated gross profit is trending down when compared to pre-acquisition levels. The Electronic Contract Assemblies segment operates at lower selling, general and administrative (SG&A) cost as a percent of sales, which has the effect of improving the consolidated SG&A percentage.

  Softness in the U.S. automotive end market continues, and a portion of the electronic component parts produced by the Company are used in completed assemblies in vehicles produced by U.S. automotive manufacturers, some of which are currently in the midst of executing restructuring activities.

  The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments, less short-term borrowings totaled $150 million at September 30, 2006, and the Company continued to generate positive operating cash flow during the first quarter of fiscal year 2007.

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

  Contract private label products will be exited as the Company continues to further sharpen its focus on primary markets. As part of this planned exit, during the first quarter of fiscal year 2007, the Company announced the exit of the production of wood rear projection television (PTV) cabinets and stands which will result in the closure of the Company's Juarez, Mexico manufacturing facility. In addition, as part of its previously announced plan to sharpen the focus of the Furniture and Cabinets segment to its primary markets, during fiscal year 2006, the Company sold a forest products hardwood lumber business unit and a business unit which produced and sold fixed-wall furniture systems. The Company also sold, during fiscal year 2006, an operation that manufactures polyurethane and polyester molded components for use in the recreational vehicle, signage and residential furniture industries.

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
  As part of the Company's diversification plan for the Electronic Contract Assemblies segment, during the fourth quarter of fiscal year 2006, the Company acquired the Bridgend, Wales, UK manufacturing operation of Bayer Diagnostics Manufacturing Limited. The acquisition better positions the Electronic Contract Assemblies segment to capitalize on growth opportunities in the medical market. During the fourth quarter of fiscal year 2006, the Company also acquired a printed circuit board assembly operation in Longford, Ireland from Magna Donnelly Electronics Longford Limited.

The preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, a significant change in economic conditions, loss of key customers or suppliers, or similar unforeseen events.

Restructuring
During the first quarter of fiscal year 2007, the Company approved a plan to exit the production of PTV cabinets and stands within the Furniture and Cabinets segment, which affects the Company's Juarez, Mexico operation. For some time, the market demand for wood rear PTV cabinets has been declining due to the market shift to plasma and LCD large-screen televisions, and the Company has been responding to this trend. In August 2004 the Company sold the building in Juarez and subsequently leased back a much smaller manufacturing footprint in the same facility to reduce excess capacity, and then during fiscal year 2006, the Company further consolidated its two Mexican wood rear PTV cabinet and stand operations into the one smaller Juarez facility. The Company now plans to exit the Juarez facility. Production is scheduled to cease during the second quarter of fiscal year 2007 and the miscellaneous wrap-up activities including disposition of remaining equipment is expected to be complete by the end of the third quarter of fiscal year 2007. With the exit of the production of PTV cabinets and stands, the Company will have exited substantially all contract private label products as it continues to sharpen its focus on primary markets within this segment. The exit of this Juarez operation will be classified as a discontinued operation in the Company's Condensed Consolidated Statements of Income beginning in the period in which the operations cease, which is currently estimated to be the second quarter of fiscal year 2007.

In the third quarter of fiscal year 2006, the Company approved a restructuring plan within the Electronic Contract Assemblies segment to exit a manufacturing facility located in Northern Indiana. As part of this restructuring plan, the production for select programs has been transferred to other locations within this segment. Operations at this facility ceased in the Company's first quarter of fiscal year 2007. The plan included employee transition costs, asset impairment costs, accelerated software amortization costs and other exit costs. The decision to exit this facility was a result of excess capacity in North America.

As part of the Company's plan to sharpen focus and simplify business processes within the Furniture and Cabinets segment, the Company announced during the first quarter of fiscal year 2006, a plan which included consolidation of administrative, marketing and business development functions to better serve the segment's primary markets. To simplify and standardize business processes, a portion of the Company's Enterprise Resource Planning (ERP) software is being redesigned and anticipated expenses include accelerated amortization, employee severance and other consolidation costs. The ERP redesign efforts are expected to continue during approximately the next two years.

In the fourth quarter of fiscal year 2005, the Company announced a restructuring plan to consolidate its Mexican contract furniture and cabinets operations into one facility located in Juarez, Mexico resulting in the closure of its manufacturing facility in Mexicali, Mexico. The plan included lease charges, severance and other employee costs, equipment relocation costs, asset impairment and other miscellaneous consolidation costs. The decision to consolidate the operations was a result of excess capacity. The consolidation and exit activities related to this plan were completed during fiscal year 2006.

The restructuring plans are discussed in further detail in Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements.

Discontinued Operations
During fiscal year 2006, the Company sold a forest products hardwood lumber business unit, a business unit which produced and sold fixed-wall furniture systems, and an operation that manufactures polyurethane and polyester molded components. All three business units were part of the Furniture and Cabinets segment. The cessation of these non-core operations did not impact any of the remaining operations of the Company. The results of the above mentioned operations are reported as discontinued operations in the Company's Condensed Consolidated Financial Statements and all prior periods have been restated.

See Note 7 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements for more information on the discontinued operations.

The Company had no discontinued operations in the first quarter of fiscal year 2007.  Financial results of the discontinued operations were as follows:

Three Months Ended
September 30,

(Amounts in Thousands, Except for Per Share Data)	2006	2005

Net Sales of Discontinued Operations	$ --	$ 17,980

Operating Loss of Discontinued Operations, Net of Tax	$ --	$ (286)
Loss on Disposal of Discontinued Operations, Net of Tax	$ --	$ (6,420)

Loss from Discontinued Operations, Net of Tax	$ --	$ (6,706)

Loss from Discontinued Operations per Class B Diluted Share	$ --	$ (0.18)

Acquisitions
During the fourth quarter of fiscal year 2006, the Company acquired the Bridgend, Wales, UK manufacturing operation of Bayer Diagnostics Manufacturing Limited ("BDML") and its parent company, Bayer Healthcare, LLC, a member of the worldwide group of companies headed by Bayer AG. This acquisition better positions the Electronic Contract Assemblies segment of the Company to capitalize on growth opportunities in the medical market. The workforce and its capabilities have added to the Electronic Contract Assemblies segment's package of value that is offered to its medical customers. Also during the fourth quarter of fiscal year 2006, the Company acquired a printed circuit board assembly operation in Longford, Ireland from Magna Donnelly Electronics Longford Limited. Both of these acquisitions emphasize the Company's strategic expansion of global capabilities and responsiveness in serving the Company's customers.

The following discussions are based on income from continuing operations and therefore exclude all income statement activity of the discontinued operations and the cumulative effect of the accounting change related to employee stock compensation recorded in the first quarter of fiscal year 2006.

Financial Overview - Consolidated
First quarter fiscal year 2007 consolidated net sales of $314.8 million increased $47.4 million or 18% compared to first quarter fiscal year 2006 net sales of $267.4 million. The first quarter fiscal year 2007 consolidated net sales included $63.8 million from acquisitions that were completed during the fourth quarter of fiscal year 2006 in the Company's Electronic Contract Assemblies segment. First quarter fiscal year 2007 consolidated income from continuing operations was $3.7 million, or $0.10 per Class B diluted share, inclusive of $2.1 million, or $0.05 per Class B diluted share, of after-tax restructuring costs. First quarter fiscal year 2006 consolidated loss from continuing operations was $0.2 million, or $0.00 per Class B diluted share, inclusive of $2.9 million, or $0.07 per Class B diluted share, of after-tax restructuring costs.

Consolidated gross profit as a percent of sales in the first quarter of fiscal year 2007 was 20.4% compared to 21.5% in the first quarter of fiscal year 2006. Improvements in the Furniture and Cabinet segment over the prior year more than offset lower gross profit in the Electronic Contract Assemblies segment excluding acquisitions. With the acquisitions, the Company's sales mix is shifting toward the Electronic Contract Assemblies segment which operates at a lower gross profit percentage than the Furniture and Cabinets segment, which in turn is causing the consolidated gross profit trend to decrease.

Consolidated selling, general and administrative (SG&A) expenses decreased as a percent of net sales, but increased in absolute dollars compared to the first quarter of fiscal year 2006 due to the incremental SG&A costs of the acquired operations. Excluding the acquisitions, consolidated first quarter fiscal year 2007 SG&A expenses would have increased as a percent of sales and decreased in absolute dollars. First quarter fiscal year 2007 other income increased compared to first quarter fiscal year 2006 primarily as a result of higher interest and investment income.

The effective tax rate for the Company's first quarter of fiscal year 2007 was impacted by a higher mix of income being generated by domestic operations which carry a higher effective tax rate and an increase in income tax accruals coupled with the negative tax effect of losses generated by select foreign operations which have a lower effective tax rate. The effective tax rate for the Company's first quarter of fiscal year 2006 was impacted by a reduction in income tax accruals coupled with a relatively small pre-tax loss.

Comparing the balance sheets as of September 30, 2006 to June 30, 2006, the Company's inventory balance increased primarily due to a customer's delayed product launch which is delaying the production schedule within the Electronic Contract Assemblies segment. Directly related to the increase of inventory, the Company's accounts payable balance as of September 30, 2006 also increased. The September 30, 2006 accrued expenses decreased from June 30, 2006 as a large portion of the accrued incentive compensation and accrued retirement were paid during the quarter.

Results of Operations by Segment - Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Furniture and Cabinets Segment
The Furniture and Cabinets segment net sales for the first quarter of fiscal year 2007 of $156.3 million declined from first quarter fiscal year 2006 net sales of $159.2 million, as increased sales of branded furniture products were more than offset by the planned decreased sales of the contract private label products. At September 30, 2006, open orders for the Furniture and Cabinets segment increased 7% from open orders at September 30, 2005.

First quarter fiscal year 2007 net sales of the Company's branded furniture products, which include office and hospitality furniture, totaled $145.4 million, a 5% increase from the first quarter fiscal year 2006 net sales of $137.9 million. The branded furniture products net sales increase was due to office furniture price increases of approximately $2.5 million as well as increased volumes of both office and hospitality furniture. First quarter fiscal year 2007 sales of newly introduced office furniture products which the Company began selling since the previous year first quarter approximated $2.3 million. Branded furniture products open orders at September 30, 2006 were 23% higher than open orders at September 30, 2005, as higher open orders of hospitality furniture more than offset lower open orders for office furniture.

Net sales of contract private label products declined 49% to $10.9 million in the first quarter of fiscal year 2007 compared to $21.3 million in the first quarter of fiscal year 2006. The net sales decrease within this product line was primarily due to the planned exit of contract private label furniture products as part of the previously announced restructuring plan. At September 30, 2006, open orders for contract private label products were 77% lower than open orders at September 30, 2005 primarily due to the planned exit.

The Furniture and Cabinets segment income from continuing operations was $3.2 million in the first quarter of fiscal year 2007, inclusive of after-tax restructuring charges of $2.1 million, compared to a loss from continuing operations of $1.5 million in the first quarter of fiscal year 2006, which included $2.9 million of after-tax restructuring charges. The first quarter of fiscal year 2007 restructuring charges were primarily related to the exit of the Juarez, Mexico furniture manufacturing operations and included asset impairment charges, employee severance and other miscellaneous exit costs. The first quarter of fiscal year 2006 restructuring charges were related to the consolidation of administrative, marketing and business development functions and the consolidation of the Mexican operations within this segment. The fiscal year-over-year first quarter earnings improvement was driven by an improved gross profit percent in this segment. Price increases on select products, continued operating improvements resulting from the organizational restructuring within this segment, lower workers compensation expense and a sales mix shift away from the lower margin contract private label products all favorably impacted the year-over-year gross profit percent comparison. Earnings continued to be negatively impacted by losses incurred at the Company's furniture operation in Juarez, Mexico, which will be exited pursuant to the recent announcement.

See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for more information on restructuring charges.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, supply chain cost pressures and relationships with strategic customers and product distributors.

Electronic Contract Assemblies Segment
First quarter fiscal year 2007 Electronic Contract Assemblies segment net sales of $158.5 million increased $50.5 million, or 47%, from first quarter fiscal year 2006 net sales of $108.0 million. The sales increase was driven by $63.8 million net sales resulting from the fourth quarter fiscal year 2006 acquisitions. Increased electronic contract assembly sales to customers in the medical and industrial control industries more than offset decreased sales to customers in the automotive industry. Excluding the acquisitions, sales to customers in the medical industry would have declined as compared to the prior year first quarter.

In the first quarter of fiscal year 2007 the Electronic Contract Assemblies segment incurred a loss from continuing operations of $0.5 million, compared to income from continuing operations of $0.8 million in the first quarter of fiscal year 2006. This segment incurred minimal restructuring charges in the first quarter of fiscal year 2007 and none in the first quarter of fiscal year 2006. Gross profit was negatively impacted by a shift in the mix of sales among various programs to those with lower margins as compared to the first quarter of fiscal year 2006 as well as operating inefficiencies at select manufacturing operations. During the first quarter of fiscal year 2007, the Electronic Contract Assemblies segment incurred after-tax costs of $0.7 million related to its recently completed manufacturing facility in China, but has not yet begun recognizing revenue at this facility. In addition, as part of cost reduction efforts in this segment, some shared services functions are being realigned which resulted in severance of $0.4 million on an after-tax basis in the first quarter of fiscal year 2007.  The acquisitions completed in the fourth quarter of fiscal year 2006 also had the effect of lowering this segment's gross profit and SG&A as a percent of sales and positively contributed to this segment's earnings.

Included in this segment are a significant amount of sales to Bayer AG and TRW Automotive, Inc. Sales to these two customers accounted for the following portions of consolidated net sales and Electronic Contract Assemblies segment net sales:

	Three Months Ended
	September 30,

	2006	2005

Bayer AG sales as a percent of consolidated net sales	18%	2%
TRW sales as a percent of consolidated net sales	7%	14%
Bayer AG sales as a percent of Electronic Contract Assemblies segment net sales	35%	5%
TRW sales as a percent of Electronic Contract Assemblies segment net sales	14%	34%

The reduced TRW Automotive, Inc. percentages of segment and consolidated net sales were a result of certain TRW Automotive, Inc. products reaching end of life in addition to the higher total net sales base resulting from the acquisitions which likewise drove the higher percentages of net sales to Bayer AG. TRW Automotive, Inc. sells electronic power steering products and complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple programs that span multiple vehicle platforms, which partially mitigates the Company's exposure to this customer. The Company also continues to focus on diversification of the Electronic Contract Assemblies segment customer base.

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

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, the contract nature of this industry, unexpected integration issues with acquisitions and the importance of sales to large customers. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs.

Liquidity and Capital Resources
The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings increased from $149 million at June 30, 2006 to $150 million at September 30, 2006.

Working capital at September 30, 2006 was $232 million compared to working capital of $231 million at June 30, 2006. The current ratio was 1.9 at September 30, 2006 and 2.0 at June 30, 2006.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO), for the first quarters of fiscal years 2007 and 2006 were 42.2 and 42.3, respectively. The Company defines DSO as the average of monthly accounts and short-term notes receivable divided by one day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the first quarter of fiscal year 2007 increased to 53.5 from 47.2 for the same quarter of fiscal year 2006 primarily due to increased inventory levels associated with the acquisitions. The Company defines PDSOH as the average of the monthly gross inventory divided by one day's cost of sales.

The Company does not disclose discontinued operations separately from continuing operations in the Condensed Consolidated Statements of Cash Flows. However, for clarity purposes, the Company does separately disclose the adjustment to net income for the gain or loss on disposal of discontinued operations in cash flows from operating activities.

Operating activities generated $18 million of cash flow in the first three months of fiscal year 2007 compared to $8 million in the first three months of fiscal year 2006. The Company reinvested $8 million into capital investments for the future, comprised primarily of manufacturing equipment, expenditures related to the construction of an electronics facility in Nanjing, China for which the grand opening was held during the current quarter and long-haul tractors and trailers. First quarter fiscal year 2007 financing cash flow activities included $6 million in dividend payments, which remained flat with the prior fiscal year first quarter.

The Company's $75 million revolving credit facility allows for both issuances of letters of credit and cash borrowings. At September 30, 2006, the Company had $16.5 million of cash borrowings outstanding under the revolving credit facility. The Company utilized a Euro currency borrowing on the revolving credit facility in order to provide a natural currency hedge against Euro denominated intercompany notes between the US parent and the acquired Euro functional currency subsidiaries acquired in fiscal year 2006. Also at September 30, 2006, the Company had $2.4 million of short-term borrowings outstanding under a separate foreign credit facility which is backed by the $75 million revolving credit facility. The Company issued an additional $12.2 million in letters of credit against the revolving credit facility, which reduces total availability to borrow to $43.9 million at September 30, 2006. At June 30, 2006, the Company had $23.1 million of short-term borrowings outstanding.

The $75 million revolving credit facility also provides an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at September 30, 2006.

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

Contractual Obligations
Compared to the contractual obligations disclosure in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006, there have been no material changes to the aggregate contractual obligations of the Company outside the ordinary course of business.

Off-Balance Sheet Arrangements
Other than operating leases entered into in the normal course of business, the Company's off-balance sheet arrangements are limited to guarantees which are contingent on the future performance of another entity. However, these arrangements do not have a material current effect and are not reasonably likely to have a material future effect on the Company's financial condition, results of operations, liquidity, capital expenditures or capital resources. See Note 6 - Guarantees, Product Warranties and Other Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on guarantees. The Company does not have material exposures to trading activities of non-exchange traded contracts.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At September 30, 2006 and June 30, 2006, the reserve for returns and allowances was $2.8 million and $2.7 million, respectively. Over the past two years, the returns and allowances reserve has been approximately 2% of gross trade receivables.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at September 30, 2006 and June 30, 2006 was $1.0 million and $0.9 million, respectively, and over the past two years, this reserve has trended between approximately 1% and 2% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 20% and 24% of consolidated inventories at September 30, 2006 and June 30, 2006, respectively, including approximately 85% and 83% of the Furniture and Cabinets segment inventories at September 30, 2006 and June 30, 2006, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and actuarial analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At September 30, 2006 and June 30, 2006, the Company's accrued liabilities for self-insurance exposure were $7.0 million and $7.2 million, respectively, excluding immaterial amounts held in a voluntary employees' beneficiary association (VEBA) trust.

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

New Accounting Standards
See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.

Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes", "estimates", "projects", "expects", "anticipates" and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, general economic conditions, significant volume reductions from key contract customers, loss of key customers or suppliers within specific industries, availability or cost of raw materials, increased competitive pricing pressures reflecting excess industry capacities, foreign currency exchange rate fluctuations or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2006, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [2]

Month #1 (July 1-July 31, 2006)	164,913	19.66	--	2,000,000
Month #2 (August 1-August 31, 2006)	2,103	18.25	--	2,000,000
Month #3 (September 1-September 30, 2006)	5,653	19.89	--	2,000,000

Total	172,669	19.65	--

[1] The share repurchases of Class B common stock were the result of employee stock option exercises paid by the certification of ownership of existing shares pursuant to the 1996 Stock Incentive Program under which these options were granted.

[2] The share repurchase program previously authorized by the Board of Directors was announced on August 5, 2004.  The program allows for the repurchase of up to 2 million shares and will remain in effect until all shares authorized have been repurchased.  The repurchases shown in the table were not pursuant to this program and therefore did not reduce the 2 million shares authorized for repurchase under the program.

Item 6.  Exhibits

    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(3(a))  Amended and restated Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2002)

(3(b))  Restated By-laws of the Company (Incorporated by reference to the Company's Form 10-Q for the period ended December 31, 2005)

(10(a))  Summary of Director and Named Executive Officer Compensation

(10(b))  Form of Annual Performance Share Award Agreement, as amended on August 22, 2006

(10(c))  Form of Long Term Performance Share Award Agreement, as amended on August 22, 2006

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
November 2, 2006

By:	/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
November 2, 2006

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2002)
3(b)	Restated By-laws of the Company (Incorporated by reference to the Company's Form 10-Q for the period ended December 31, 2005)
10(a)	Summary of Director and Named Executive Officer Compensation
10(b)	Form of Annual Performance Share Award Agreement, as amended on August 22, 2006
10(c)	Form of Long Term Performance Share Award Agreement, as amended on August 22, 2006
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002