Form 10-Q
period 2006-12-31
KIMBALL INTERNATIONAL INC
filed 2007-02-06
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

The number of shares outstanding of the Registrant's common stock as of January 22, 2007 was:
Class A Common Stock - 11,817,045 shares
Class B Common Stock - 26,965,637 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited) December 31, 2006	June 30, 2006

Assets
Current Assets:
Cash and cash equivalents	$ 52,137	$ 64,857
Short-term investments	116,626	106,846
Receivables, net of allowances of $1,352 and $1,282, respectively	151,744	154,571
Inventories	132,520	109,479
Prepaid expenses and other current assets	36,316	31,974
Assets held for sale	3,151	353

Total current assets	492,494	468,080
Property and Equipment, net of accumulated depreciation of $314,927 and $327,177, respectively	151,342	151,122
Capitalized Software, net of accumulated amortization of $55,440 and $51,859, respectively	22,795	26,602
Goodwill	3,384	3,286
Other Assets	32,446	29,931

Total Assets	$702,461	$679,021

Liabilities and Share Owners' Equity
Current Liabilities:
Current maturities of long-term debt	$ 449	$ 427
Accounts payable	172,339	140,628
Borrowings under credit facility	19,156	23,133
Dividends payable	6,877	6,643
Accrued expenses	53,105	65,868

Total current liabilities	251,926	236,699

Other Liabilities:
Long-term debt, less current maturities	880	1,125
Deferred income taxes and other	17,035	18,615

Total other liabilities	17,915	19,740

Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized 14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized 28,657,000 shares issued	1,433	1,433
Additional paid-in capital	9,835	6,019
Retained earnings	485,015	486,518
Accumulated other comprehensive income	3,625	886
Less: Treasury stock, at cost
Class A - 2,337,000 and 1,691,000 shares, respectively	(38,418)	(24,615)
Class B - 1,919,000 and 3,115,000 shares, respectively	(29,588)	(48,377)

Total Share Owners' Equity	432,620	422,582

Total Liabilities and Share Owners' Equity	$702,461	$679,021

See Notes to Condensed Consolidated Financial Statements
3

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2006	2005	2006	2005

Net Sales	$327,268	$263,512	$637,047	$520,280

Cost of Sales	259,887	203,804	505,001	402,043

Gross Profit	67,381	59,708	132,046	118,237
Selling, General and Administrative Expenses	56,688	50,909	112,856	103,909
Restructuring Expense	283	266	617	3,214

Operating Income	10,410	8,533	18,573	11,114

Other Income (Expense):
Interest income	1,451	981	3,006	1,814
Interest expense	(211)	(37)	(461)	(74)
Non-operating income	1,770	1,206	3,193	2,040
Non-operating expense	(225)	(5)	(421)	(418)

Other income, net	2,785	2,145	5,317	3,362
Income from Continuing Operations Before Taxes on Income	13,195	10,678	23,890	14,476
Provision for Income Taxes	5,035	3,522	9,447	5,025

Income from Continuing Operations	8,160	7,156	14,443	9,451
Loss from Discontinued Operations, Net of Tax	(956)	(2,922)	(3,568)	(12,079)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	7,204	4,234	10,875	(2,628)
Cumulative Effect of Change in Accounting Principle, Net of Tax	-0-	-0-	-0-	299

Net Income (Loss)	$ 7,204	$ 4,234	$ 10,875	$ (2,329)

Earnings (Loss) Per Share of Common Stock:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.21	$0.18	$0.37	$0.24
Class B	$0.21	$0.19	$0.38	$0.25
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.20	$0.18	$0.36	$0.24
Class B	$0.21	$0.19	$0.37	$0.25
Basic Earnings (Loss) Per Share:
Class A	$0.19	$0.10	$0.28	($0.07)
Class B	$0.19	$0.11	$0.28	($0.06)
Diluted Earnings (Loss) Per Share:
Class A	$0.18	$0.10	$0.27	($0.07)
Class B	$0.18	$0.11	$0.28	($0.06)

Dividends Per Share of Common Stock:
Class A	$0.155	$0.155	$0.310	$0.310
Class B	$0.160	$0.160	$0.320	$0.320

Average Total Number of Shares Outstanding Class A and B Common Stock:
Basic	38,622	38,203	38,455	38,184
Diluted	39,379	38,343	39,153	38,309
See Notes to Condensed Consolidated Financial Statements 4

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited) Six Months Ended December 31,

	2006	2005

Cash Flows From Operating Activities:
Net income (loss)	$ 10,875	$ (2,329)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	-0-	(497)
Depreciation and amortization	18,844	18,437
Gain on sales of assets	(345)	(1,183)
Loss on disposal of discontinued operations	1,838	12,221
Restructuring and exit costs	166	4,998
Deferred income tax and other deferred charges	(3,678)	(8,000)
Stock-based compensation	2,476	1,696
Excess tax benefits from stock-based compensation	(1,079)	-0-
Change in current assets and liabilities:
Receivables	4,125	(7,887)
Inventories	(21,554)	(317)
Other current assets	(350)	1,338
Accounts payable	32,210	3,555
Accrued expenses	(14,425)	(147)

Net cash provided by operating activities	29,103	21,885

Cash Flows From Investing Activities:
Capital expenditures	(19,741)	(12,538)
Proceeds from sales of assets	2,085	4,952
Proceeds from disposal of discontinued operations	276	23,772
Payments for acquisitions	(4,676)	-0-
Purchase of capitalized software and other assets	(971)	(102)
Purchases of available-for-sale securities	(58,349)	(18,090)
Sales and maturities of available-for-sale securities	48,890	12,676
Other, net	(1,033)	395

Net cash (used for) provided by investing activities	(33,519)	11,065

Cash Flows From Financing Activities:
Net change in foreign credit facility	(1,410)	(75)
Payments on revolving credit facility	(4,440)	-0-
Proceeds from revolving credit facility	1,270	-0-
Payments on capital leases and long-term debt	(261)	(45)
Dividends paid to share owners	(12,125)	(12,080)
Excess tax benefits from stock-based compensation	1,079	-0-
Proceeds from exercise of stock options	6,386	-0-
Other, net	(25)	51

Net cash used for financing activities	(9,526)	(12,149)

Effect of Exchange Rate Change on Cash and Cash Equivalents	1,222	(46)

Net (Decrease) Increase in Cash and Cash Equivalents	(12,720)	20,755

Cash and Cash Equivalents at Beginning of Period	64,857	57,253

Cash and Cash Equivalents at End of Period	$ 52,137	$ 78,008

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 9,929	$ 322
Interest	$ 473	$ 90

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

The Company classified several operations as discontinued.  During the quarter ended December 31, 2006, the Company ceased production in a Juarez, Mexico operation that manufactured wood rear projection television (PTV) cabinets and stands.  The exit of production at the Juarez facility was part of a restructuring plan initiated in the first quarter of fiscal year 2007.  As a result of ceasing operations at this facility, the operations and restructuring charges have now been classified as discontinued operations.  As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006, several other operations were classified as discontinued operations and subsequently sold, including a fixed-wall furniture systems operation, a forest products hardwood lumber operation and an operation that manufactures polyurethane and polyester molded components for use in the recreational vehicle, signage and residential furniture industries.  All of this activity is applicable to the Furniture and Cabinets segment.  In accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying Condensed Consolidated Financial Statements and notes have been restated to reflect the results of these operations as discontinued operations.  See Note 7-Discontinued Operations of Notes to Condensed Consolidated Financial Statements for further discussion of these discontinued operations.

Goodwill

A summary of the goodwill by segment is as follows:

	December 31,	June 30,
	2006	2006
(Amounts in Thousands)
Furniture and Cabinets	$ 1,733	$ 1,733
Electronic Contract Assemblies	1,651	1,553

Consolidated	$ 3,384	$ 3,286

In the Electronic Contract Assemblies segment, goodwill increased, in thousands, $98 during the six months ended December 31, 2006 resulting from $54 of adjustments to estimated severance reserves for the Bridgend, Wales, UK acquisition and $44 due to the effect of changes in foreign currency exchange rates.

Preliminary Purchase Price Allocation

On April 3, 2006, the Company acquired the Bridgend, Wales, UK manufacturing operation of Bayer Diagnostics Manufacturing Limited ("BDML") from BDML and its parent company, Bayer HealthCare LLC, a member of the worldwide group of companies headed by Bayer AG.  Certain liabilities that meet the criteria for recognition under Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, relating to involuntary terminations are not yet finalized.  The purchase price allocation will not be complete until this additional information is finalized.  In the fiscal year ended June 30, 2006, the Company included $1.5 million of involuntary terminations in the purchase price allocation all of which have been paid.  The liability and purchase price allocation were adjusted $0.1 million in the three months ended September 30, 2006 for additional severance costs.  There were no adjustments to the liability and purchase price allocation in the second quarter of fiscal year 2007.  Plans relating to future involuntary terminations to be included in the purchase price allocation are expected to be complete by the end of the third quarter of fiscal year 2007.

Tooling

The Company capitalizes the cost of tooling which it owns or which it has a noncancelable right to use during a supply arrangement.  As of December 31, 2006 and June 30, 2006, respectively, the Company had $3.2 million and $3.1 million of Company-owned tooling costs capitalized, and $1.0 million and $0.6 million of customer-owned tooling costs capitalized.

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

Note 2. Inventories

Inventory components of the Company are as follows:

	December 31,	June 30,
	2006	2006
(Amounts in Thousands)
Finished Products	$ 33,314	$ 28,416
Work-in-Process	9,094	10,577
Raw Materials	90,112	70,486

Total Inventory	$132,520	$109,479

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income (loss), shown net of tax if applicable, for the three and six-month periods ended December 31, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2006	2005	2006	2005
(Amounts in Thousands)
Net Income (Loss)	$ 7,204	$ 4,234	$ 10,875	$ (2,329)
Change in Unrealized Gains (Losses) on Securities [1]	(11)	(42)	186	(116)
Change in Gains (Losses) on Derivatives [2]	(22)	99	669	257
Foreign Currency Translation Adjustment	1,925	9	1,884	4

Comprehensive Income (Loss)	$ 9,096	$ 4,300	$ 13,614	$ (2,184)

[1] Net of tax expense/(benefit), in thousands, of ($8) and ($27) for the three months ended December 31, 2006 and 2005, respectively, and $123 and ($77) for the six months ended December 31, 2006 and 2005, respectively.

[2] Net of tax expense, in thousands, of $56 and $22 for the three months ended December 31, 2006 and 2005, respectively, and $331 and $65 for the six months ended December 31, 2006 and 2005, respectively.  The Company's use of derivatives is generally limited to forward purchases of foreign currency designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency.

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

At or For the
Three Months Ended	Six Months Ended
December 31,	December 31,

	2006		2005		2006		2005

(Amounts in Thousands)
Net Sales:
Furniture and Cabinets	$163,171		$158,920		$314,496		$307,503
Electronic Contract Assemblies	164,097		104,562		322,551		212,522
Unallocated Corporate and Eliminations	--		30		--		255

Consolidated	$327,268	[1]	$263,512		$637,047	[1]	$520,280

Income (Loss) from Continuing Operations:
Furniture and Cabinets	$ 6,318		$ 4,587		$ 12,196		$ 5,551
Electronic Contract Assemblies	379		1,141		(148)		1,960
Unallocated Corporate and Eliminations	1,463		1,428		2,395		1,940

Consolidated	$ 8,160	[2]	$ 7,156	[3]	$ 14,443	[2]	$ 9,451	[3]

Total Assets:
Furniture and Cabinets	$226,250		$249,016
Electronic Contract Assemblies	334,506		204,698
Unallocated Corporate and Eliminations	141,705		129,098

Consolidated	$702,461	[4]	$582,812

[1] Significant increases in Electronic Contract Assemblies segment net sales were primarily the result of acquisitions of manufacturing operations in Bridgend, Wales, UK and Longford, Ireland during the fourth quarter of fiscal year 2006.

[2] Income (Loss) from Continuing Operations includes after-tax restructuring charges, in thousands, of $170 and $371 in the three and six months ended December 31, 2006, respectively.  The Furniture and Cabinets segment recorded, in the three and six months ended December 31, 2006, in thousands, $132 and $286, respectively, of after-tax restructuring charges.  The Electronic Contract Assemblies segment recorded, in the three and six months ended December 31, 2006, in thousands, $10 and $57, respectively, of after-tax restructuring charges.  Unallocated Corporate and Eliminations recorded, in the three and six months ended December 31, 2006, in thousands, $28 and $28, respectively, of after-tax restructuring charges.  See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

[3] Income (Loss) from Continuing Operations includes after-tax restructuring charges, in thousands, of $160 and $1,933 in the three and six months ended December 31, 2005, respectively, all recorded in the Furniture and Cabinets segment.  See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

[4] Significant increases in Electronic Contract Assemblies segment assets were primarily the result of acquisitions of manufacturing operations in Bridgend, Wales, UK and Longford, Ireland during the fourth quarter of fiscal year 2006.

Sales by Product Line

The Furniture and Cabinets segment produces and sells a variety of similar products and services. Net sales to external customers by product line within the Furniture and Cabinets segment were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2006	2005	2006	2005
(Amounts in Thousands)
Net Sales:
Furniture and Cabinets
Branded Furniture	$159,364	$146,650	$304,574	$284,574
Contract Private Label Products [5]	3,807	12,270	9,922	22,929

Total	$163,171	$158,920	$314,496	$307,503

[5] The net sales decline was the result of the planned exit of Contract Private Label Products.

Note 5. Guarantees, Product Warranties and Other Contingent Liabilities

As of December 31, 2006, the Company has guarantees issued which are contingent on the future performance of another entity. The guarantees consist of customer lease financing with recourse whereby the Company may become liable to a third-party leasing company if the customer defaults on its lease. At the inception of a guarantee, the Company recognizes a liability for obligations the Company may incur if specified triggering events or conditions occur. The liability is recorded at fair value which is estimated based on various factors including risk that the Company may have to perform under a guarantee, and ability to recover against payments made on a guarantee. The maximum potential liability and carrying amount recorded for these guarantees is immaterial to the Company's financial position.

Standby letters of credit are issued to third-party suppliers, lessors and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of December 31, 2006, the Company had a maximum financial exposure from unused standby letters of credit totaling $13.5 million.  The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements.  Accordingly, no liability has been recorded as of December 31, 2006 with respect to the standby letters of credit.  The Company also enters into commercial letters of credit to facilitate payment to vendors and from customers.

The Company estimates product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the six months ended December 31, 2006 and 2005 were as follows:

	Six Months Ended December 31,

(Amounts in Thousands)	2006	2005

Product Warranty Liability at the beginning of the period	$ 2,127	$ 3,653
Accrual for warranties issued	463	484
Reductions related to pre-existing warranties (including changes in estimates)	(60)	(496)
Settlements made (in cash or in kind)	(423)	(1,029)

Product Warranty Liability at the end of the period	$ 2,107	$ 2,612

Note 6. Restructuring Expense

As a result of excess capacity in North America, during the third quarter of fiscal year 2006, the Company approved a restructuring plan within the Electronic Contract Assemblies segment to exit a manufacturing facility located in Northern Indiana. As part of this restructuring plan, the production for select programs has been transferred to other locations within this segment. Operations at this facility ceased in the Company's first quarter of fiscal year 2007.  The facility is classified as held for sale. The Company expects minimal future charges and estimates total pre-tax restructuring charges related to this plan to be approximately $1.0 million, consisting of $0.7 million of employee transition costs, acceleration of software amortization of $0.4 million, acceleration of plant, property and equipment depreciation of $0.1 million and other restructuring costs of $0.1 million partially offset by $0.3 million for gains on the sale of equipment net of other asset impairment.

As part of the Company's plan to sharpen focus and simplify business processes within the Furniture and Cabinets segment, the Company announced during the first quarter of fiscal year 2006, a restructuring plan which included consolidation of administrative, marketing and business development functions to better serve the segment's primary markets. To simplify and standardize business processes, a portion of the Company's Enterprise Resource Planning (ERP) software is being redesigned during approximately the next 1.5 years and accelerated amortization costs will continue to be recognized during this period. During the first quarter of fiscal year 2006, capitalized software costs related to the ERP software that was not yet placed in service were abandoned and recognized as impaired. Restructuring charges related to ERP software impairment, accelerated amortization, employee severance and other consolidation costs are recorded on the Restructuring Expense line item of the Company's Condensed Consolidated Statements of Income. The plan also included the sale of a forest products hardwood lumber business and a business unit which produced fixed-wall furniture systems. Losses on the sale of these business units are presented on the Loss from Discontinued Operations, Net of Tax line item on the Company's Condensed Consolidated Statements of Income. See Note 7 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements for further discussion of these discontinued operations. The Company estimates total pre-tax charges under the plan, when complete, to be approximately $17.2 million, including the pre-tax loss on the sale of business operations of $10.3 million which was recorded as discontinued operations, and restructuring charges for software impairment of $3.5 million, acceleration of software amortization of $2.2 million, employee severance costs of $0.5 million, and other restructuring costs of $0.7 million.

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

  Fiscal Year 2007 Restructuring Charges

As a result of the fiscal year 2006 restructuring plan, the Company recognized consolidated pre-tax restructuring expense of $0.3 million and $0.6 million in the three and six months ended December 31, 2006, respectively. Within the Furniture and Cabinets segment, the Company recognized pre-tax restructuring expense of $0.3 million and $0.5 million in the three and six months ended December 31, 2006, respectively, which included restructuring charges of $0.2 million and $0.4 million for accelerated software amortization and $0.1 million and $0.1 million for employee transition and other costs. Within the Electronic Contract Assemblies segment, the Company recognized minimal pre-tax restructuring charges in the three months ended December 31, 2006.  In the six months ended December 31, 2006, the Electronic Contract Assemblies segment recognized pre-tax restructuring expense of $0.1 million which included $0.3 million for employee transition costs and $0.1 million for accelerated software amortization which were partially offset by $0.3 million of gains on the sale of equipment net of other asset impairment. Within Unallocated Corporate, the Company recognized minimal pre-tax restructuring expense in the three and six months ended December 31, 2006.

  Fiscal Year 2006 Restructuring Charges

As a result of the fiscal year 2006 restructuring plan, the Company recognized consolidated pre-tax restructuring expense of $0.3 million and $3.2 million in the three and six months ended December 31, 2005, respectively, all within the Furniture and Cabinets segment. Included in the restructuring charge for the three and six months ended December 31, 2005, respectively, was $0.2 million and $3.0 million for asset impairment and $0.1 million and $0.2 million for employee transition costs.

  Reserves

At December 31, 2006, a minimal restructuring liability relating to continuing operations remains on the Condensed Consolidated Balance Sheet. The restructuring charge, utilization and cash paid to date, and ending reserve balances at December 31, 2006 were as follows:

	Transition and Other Employee Costs	Asset Write-downs	Plant Closure and Other Exit Costs	Total
(Amounts in Thousands)
Accrued Restructuring at June 30, 2006	$ 377	$ --	$ --	$ 377

Amounts Charged - Cash	358	--	93	451
Amounts Charged - Non-Cash	--	166	--	166

Subtotal	358	166	93	617

Amounts Utilized / Cash Paid	(724)	(166)	(93)	(983)

Accrued Restructuring at December 31, 2006	$ 11	$ --	$ --	$ 11

Total Restructuring Charges Incurred to Date Since Announcement of Plans

(Amounts in Thousands)		Transition and Other Employee Costs	Asset Write-downs	Plant Closure and Other Exit Costs	Total

Electronic Contract Assemblies Segment	2006 Plan	$ 743	$ 199	$ 46	$ 988

Furniture and Cabinets Segment	2006 Plan	428	3,810	--	4,238

Unallocated Corporate	2006 Plan	--	--	47	47

Consolidated		$ 1,171	$ 4,009	$ 93	$ 5,273

Note 7. Discontinued Operations

During the first quarter of fiscal year 2007, the Company approved a plan to exit the production of wood rear projection television (PTV) cabinets and stands within the Furniture and Cabinets segment, which affected the Company's Juarez, Mexico operation. For some time, the market demand for wood rear PTV cabinets has been declining due to the market shift to plasma and LCD large-screen televisions, and the Company has been responding to this trend. In August 2004, the Company sold the building in Juarez and subsequently leased back a much smaller manufacturing footprint in the same facility to reduce excess capacity, and then during fiscal year 2006 the Company further consolidated its two Mexican wood rear PTV cabinet and stand operations into the one smaller Juarez facility. With the recent exit, the Company will no longer have continuing involvement with the production of PTV cabinets and stands.  Production at the Juarez facility ceased during the second quarter of fiscal year 2007 and substantially all inventory has been sold.  Miscellaneous wrap-up activities including disposition of remaining equipment are expected to be complete by the end of the third quarter of fiscal year 2007.  The lease on the building expires in August 2009, and the Company is attempting to sub-lease its portion of the facility. In the quarter ended September 30, 2006, exit costs for this plan were included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.  In the quarter ended December 31, 2006, the financial results associated with the Juarez operation have been classified as a discontinued operation.

The Company currently estimates that the pre-tax charges related to exit activities at the Juarez facility will be approximately $5.0 million, consisting of approximately $1.8 million of property and equipment impairment and losses on sales, $1.4 million of transition and other employee costs, $0.9 million of lease exit costs and $0.9 million of other exit costs. As a result of this exit plan, the Company recognized within the Furniture and Cabinets segment pre-tax expenses of $0.6 million and $3.6 million in the three and six months ended December 31, 2006, respectively, which included charges of $0.2 million and $1.8 million for property and equipment impairment and losses on sales, income of $0.2 million and charges of $0.9 million for transition and other employee costs, charges of $0.4 million and $0.4 million for lease exit costs and $0.2 million and $0.5 million of other exit costs. The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets. At June 30, 2006, liabilities related to this exit plan totaled $0.2 million of other exit costs. During the six months ended December 31, 2006, the reserve for transition and other employee related costs increased $0.3 million, consisting of $0.9 million of charges to expense offset by $0.6 million of cash settlements, and the reserve for other exit costs increased $0.2 million, consisting of $0.9 million of charges to expense offset by $0.7 million of cash settlements. The reserve balance at December 31, 2006 was $0.7 million, consisting of $0.3 million for transition and other employee related costs and $0.4 million for other exit costs.

On September 15, 2005, in conjunction with its restructuring plan to sharpen its focus on primary markets within the Furniture and Cabinets segment, the Company approved plans to sell the operations of a forest products hardwood lumber business and a business which produced and sold fixed-wall furniture systems.  Additionally on November 8, 2005, the Company approved a plan to exit a non-core business that manufactures polyurethane and polyester molded components for use in the recreational vehicle, signage and residential furniture industries.

On October 14, 2005, the Company completed the sale of the fixed-wall furniture systems business, which included primarily the sale of property and equipment, inventory, accounts receivable and product rights.  The purchase price totaled $1.2 million, of which $0.3 million was received at closing and $0.9 million was a note receivable, which has been collected.  The sale resulted in a net loss of $1.4 million, which was recorded as a $1.3 million estimated impairment loss in discontinued operations during the quarter ended September 30, 2005, and was subsequently increased by $0.1 million when the sale was completed.  The loss on disposal of the fixed-wall furniture business included an after-tax goodwill impairment loss, in thousands, of $261 recognized in the Furniture and Cabinets segment during the quarter ended September 30, 2005.  The goodwill impairment loss was based upon the cessation of cash flows related to the fixed-wall furniture systems business.  The Company does not have significant continuing cash flows or continuing involvement with this business.

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

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these businesses have been classified as discontinued operations, and their operating results and losses on disposal are presented on the Loss from Discontinued Operations, Net of Tax line of the Condensed Consolidated Statements of Income and all prior periods have been restated.

Operating results and losses on sales of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

(Amounts in Thousands)	2006	2005	2006	2005

Net Sales of Discontinued Operations	$ 3,641	$ 21,061	$ 8,622	$ 49,677

Operating Loss of Discontinued Operations	$ (1,781)	$ (3,571)	$ (4,084)	$ (8,388)
Income Tax Benefit	928	1,577	1,705	3,657

Loss from Operations of Discontinued Operations, Net of Tax	$ (853)	$ (1,994)	$ (2,379)	$ (4,731)

Loss on Disposal of Discontinued Operations	$ (163)	$ (1,544)	$ (1,838)	$ (12,221)
Income Tax Benefit	60	616	649	4,873

Loss on Disposal of Discontinued Operations, Net of Tax	$ (103)	$ (928)	$ (1,189)	$ (7,348)

Loss from Discontinued Operations, Net of Tax	$ (956)	$ (2,922)	$ (3,568)	$ (12,079)

Note 8.  Assets Held for Sale

At December 31, 2006, in thousands, assets totaling $3,151 were classified as held for sale, including $2,691 for a facility related to an exited operation within the Electronic Contract Assemblies segment and $460 for equipment related to the exit of the production of wood rear projection television cabinets and stands within the Furniture and Cabinets segment.  The Company expects to sell these assets during the next 12 months.  At June 30, 2006, the Company had, in thousands, $353 of land held as unallocated corporate assets classified as held for sale.

Note 9. Pending Reptron Electronics, Inc. Acquisition

On December 18, 2006, the Company entered into a definitive Agreement and Plan of Merger with Reptron Electronics, Inc. ("Reptron"), whereby upon the closing of the merger, Reptron will become a wholly-owned subsidiary of the Company.  The agreement was subsequently amended on February 5, 2007.  Under the terms of the amended agreement, each share of common stock of Reptron, issued and outstanding immediately prior to the effective time of the merger, will convert into the right to receive cash in the amount of $0.75.

The transaction is subject to various closing conditions and is expected to close in the first calendar quarter of 2007.  As part of the original agreement, at least 97% of the outstanding Senior Secured Notes due February 3, 2009 of Reptron were required to be tendered by the noteholders to Reptron as a condition to the closing, at a discounted price of 87.5 cents per dollar of par value. On February 5, 2007, the Company reduced the minimum principal amount of Senior Secured Notes that must be tendered as a condition to the merger from 97% to 84%. The completion of the merger is subject to various other conditions usual and customary for transactions of this type generally, including the approval of Reptron stockholders. The initial amount of funds necessary to complete the merger and the related transactions is anticipated to be approximately $44.8 million, which the Company expects to finance with available cash-on-hand. In addition, in connection with the merger the Company will assume the obligation for approximately $4.7 million in Senior Secured Notes that were not tendered which brings the total amount of the transaction to approximately $49.5 million.

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

Though the Company's efforts have resulted in improvements at various locations, the Company's results continue to be hindered by manufacturing inefficiencies at select operations.
  As reported in the Business and Institutional Furniture Manufacturer's Association's (BIFMA International) most recent domestic industry forecast issued in November, year-over-year quarterly growth in the office furniture industry waned in recent quarters, but strengthened industry growth is forecasted for calendar year 2007.

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

  In the future, the Electronic Contract Assemblies segment is expected to be impacted by a reduction in the pricing of select raw material which is purchased from a major customer, Bayer AG or affiliates. The selling price of the finished product back to that customer will likewise be reduced by an amount equal to the material price reduction. For the second half of fiscal year 2007, this pricing change is expected to reduce net sales and material cost by approximately $57 million. There will be no impact to gross profit dollars, but the gross profit percent of net sales measure is expected to increase 1-2% as a result of this pricing change. There will be zero impact to net income and net cash flows.

Successful integration of the Company's acquisitions is critical to the Company's future performance.
A successful start-up of the Electronic Contract Assemblies segment operation in China is critical for securing future customers for this newly constructed operation.
  The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments, less short-term borrowings totaled $150 million at December 31, 2006. The Company continued to generate positive operating cash flow during the six months ended December 31, 2006.

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

  As part of a restructuring plan announced in September 2005, the business processes within the Furniture and Cabinets segment are being simplified and standardized and business functions are being consolidated. The Company expects to make additional expenditures before fully realizing the additional benefits.

  The manufacture of contract private label products has been substantially exited as the Company continues to further sharpen its focus on primary markets. As part of this planned exit, during the second quarter of fiscal year 2007, the Company exited the production of wood rear projection television (PTV) cabinets and stands resulting in the closure of the Company's Juarez, Mexico manufacturing facility. In addition, as part of its previously announced plan to sharpen the focus of the Furniture and Cabinets segment to its primary markets, during fiscal year 2006, the Company sold a forest products hardwood lumber business unit and a business unit which produced and sold fixed-wall furniture systems. The Company also sold, during fiscal year 2006, an operation that manufactures polyurethane and polyester molded components for use in the recreational vehicle, signage and residential furniture industries.

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

The Company continues to evaluate means to preserve the value of its experienced employees and management team and further align their interests with those of the Share Owners.
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

Acquisitions
During the fourth quarter of fiscal year 2006, the Company acquired the Bridgend, Wales, UK manufacturing operation of Bayer Diagnostics Manufacturing Limited ("BDML") from BDML and its parent company, Bayer HealthCare LLC, a member of the worldwide group of companies headed by Bayer AG. This acquisition better positions the Electronic Contract Assemblies segment of the Company to capitalize on growth opportunities in the medical market. The workforce and its capabilities have added to the Electronic Contract Assemblies segment's package of value that is offered to its medical customers. Also during the fourth quarter of fiscal year 2006, the Company acquired a printed circuit board assembly operation in Longford, Ireland from Magna Donnelly Electronics Longford Limited. Both of these acquisitions emphasize the Company's strategic expansion of global capabilities and responsiveness in serving the Company's customers.

Restructuring
In the third quarter of fiscal year 2006, the Company approved a restructuring plan within the Electronic Contract Assemblies segment to exit a manufacturing facility located in Northern Indiana. As part of this restructuring plan, the production for select programs has been transferred to other locations within this segment. Operations at this facility ceased in the Company's first quarter of fiscal year 2007, and the remaining facility is classified as held for sale. The plan included employee transition costs, asset impairment costs, accelerated software amortization costs and other exit costs. The decision to exit this facility was a result of excess capacity in North America.

As part of the Company's plan to sharpen focus and simplify business processes within the Furniture and Cabinets segment, the Company announced during the first quarter of fiscal year 2006, a plan which included consolidation of administrative, marketing and business development functions to better serve the segment's primary markets. To simplify and standardize business processes, a portion of the Company's Enterprise Resource Planning (ERP) software is being redesigned and expenses related to this plan include software impairment, accelerated amortization, employee severance and other consolidation costs. The ERP redesign efforts are expected to continue during approximately the next 1.5 years.

The restructuring plans are discussed in further detail in Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements.

Discontinued Operations
During the first quarter of fiscal year 2007, the Company approved a plan to exit the production of PTV cabinets and stands within the Furniture and Cabinets segment, which resulted in the exit of the Company's Juarez, Mexico operation. For some time, the market demand for wood rear PTV cabinets has been declining due to the market shift to plasma and LCD large-screen televisions, and the Company has been responding to this trend. In August 2004, the Company sold the building in Juarez and subsequently leased back a much smaller manufacturing footprint in the same facility to reduce excess capacity. Thereafter during fiscal year 2006, the Company further consolidated its two Mexican wood rear PTV cabinet and stand operations into the one smaller Juarez facility. Production ceased at the Juarez facility during the second quarter of fiscal year 2007 and substantially all inventory has been sold. Miscellaneous wrap-up activities including disposition of remaining equipment are expected to be complete by the end of the third quarter of fiscal year 2007. The lease on the building expires in August 2009, and the Company is attempting to sub-lease its portion of the facility. The Juarez facility was formerly part of a restructuring plan initiated in the first quarter of fiscal year 2007. As a result of ceasing operations at this facility, the operations and restructuring charges have now been classified as discontinued operations. All prior periods have been restated.

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

See Note 7 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements for more information on the discontinued operations.

Financial results of the discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

(Amounts in Thousands, Except for Per Share Data)	2006	2005	2006	2005

Net Sales of Discontinued Operations	$ 3,641	$ 21,061	$ 8,622	$ 49,677

Operating Loss of Discontinued Operations, Net of Tax	$ (853)	$ (1,994)	$ (2,379)	$ (4,731)
Loss on Disposal of Discontinued Operations, Net of Tax	(103)	(928)	(1,189)	(7,348)

Loss from Discontinued Operations, Net of Tax	$ (956)	$ (2,922)	$ (3,568)	$ (12,079)

Loss from Discontinued Operations per Class B Diluted Share	$ (0.03)	$ (0.08)	$ (0.09)	$ (0.32)

The following discussions are based on income from continuing operations and therefore exclude all income statement activity of the discontinued operations and the cumulative effect of the accounting change related to employee stock compensation recorded in the first quarter of fiscal year 2006.

Financial Overview - Consolidated
Second quarter fiscal year 2007 consolidated net sales of $327.3 million increased $63.8 million or 24% compared to second quarter fiscal year 2006 net sales of $263.5 million. The second quarter fiscal year 2007 consolidated net sales included $81.5 million from acquisitions that were completed during the fourth quarter of fiscal year 2006 in the Company's Electronic Contract Assemblies segment. Second quarter fiscal year 2007 consolidated income from continuing operations was $8.2 million, or $0.21 per Class B diluted share, inclusive of $0.2 million, or less than $0.01 per Class B diluted share, of after-tax restructuring costs. Second quarter fiscal year 2006 consolidated income from continuing operations was $7.2 million, or $0.19 per Class B diluted share, inclusive of $0.2 million, or less than $0.01 per Class B diluted share, of after-tax restructuring costs.

Net sales for the six-month period ended December 31, 2006 of $637.0 million were up 22% from the same period of the prior year. The consolidated net sales for the first half of fiscal year 2007 included $145.3 million from the fiscal year 2006 fourth quarter acquisitions. Income from continuing operations for the six-month period ended December 31, 2006 totaled $14.4 million, or $0.37 per Class B diluted share, inclusive of $0.4 million, or $0.01 per Class B diluted share, of after-tax restructuring costs. Income from continuing operations for the year-to-date period ended December 31, 2005 totaled $9.5 million, or $0.25 per Class B diluted share, inclusive of $1.9 million, or $0.05 per Class B diluted share, of after-tax restructuring costs.

Consolidated gross profit as a percent of net sales in the second quarter of fiscal year 2007 was 20.6% compared to 22.7% in the second quarter of fiscal year 2006. The gross profit percent in the Furniture and Cabinets segment improved while the gross profit percent in the Electronic Contract Assemblies segment declined. The fiscal year 2006 fourth quarter acquisitions had the effect of lowering both the consolidated and Electronic Contract Assemblies segment gross profit percent of sales measure for the second quarter of fiscal year 2007. With the fiscal year 2006 fourth quarter acquisitions, the Company's sales mix is shifting toward the Electronic Contract Assemblies segment which operates at a lower gross profit percentage than the Furniture and Cabinets segment, which in turn is causing a decrease in the consolidated gross profit trend. Fiscal year-to-date 2007 consolidated gross profit as a percent of net sales also declined as compared to the prior fiscal year same period.

Consolidated selling, general and administrative (SG&A) expenses in the second quarter of fiscal year 2007 decreased as a percent of net sales, but increased in absolute dollars compared to the second quarter of fiscal year 2006. Excluding the acquisitions, consolidated second quarter fiscal year 2007 SG&A expenses would have increased as a percent of sales and in absolute dollars as both selling and administrative expenses increased. Increased investments for product marketing and promotion contributed to the higher current quarter SG&A expense. The prior year second quarter SG&A percent benefited from gains on the sale of an idled manufacturing facility and an administrative office building. SG&A expenses in the 2007 fiscal year-to-date period decreased as a percent of net sales, but increased in absolute dollars. Other income for the three and six months ended December 31, 2006 increased compared to the three and six months ended December 31, 2005 in part due to higher interest and investment income.

The effective tax rate for the three and six-month periods ended December 31, 2006 increased from the three and six-month periods ended December 31, 2005. The increase was related to a higher mix of income being generated by domestic operations in the current year, which carry a higher effective tax rate, coupled with the negative effect of losses generated by select foreign operations in the current year which have a lower effective tax rate. The effective tax rate increase was also due, in part, to a decrease in the tax benefit recorded year-to-date for the research and development credit, which was offset by an increase in tax benefit related to tax-exempt interest income.

Comparing the balance sheets as of December 31, 2006 to June 30, 2006, the Company's inventory balance increased primarily due to increased in-transit raw materials due to a change in shipping method from air to sea and also considerable variation in a major customer's requested shipping schedule. Directly related to the increase of inventory, the Company's accounts payable balance as of December 31, 2006 also increased. The December 31, 2006 accrued expenses decreased from June 30, 2006 as a large portion of the accrued incentive compensation and accrued retirement expense were paid during the first half of fiscal year 2007.

Results of Operations by Segment - Three and Six Months Ended December 31, 2006 Compared to Three and Six Months Ended December 31, 2005

Furniture and Cabinets Segment
The Furniture and Cabinets segment net sales for the second quarter of fiscal year 2007 of $163.2 million increased from second quarter fiscal year 2006 net sales of $158.9 million, as increased sales of branded furniture products more than offset the planned decreased sales of contract private label products. Six-month net sales for fiscal year 2007 increased 2% as increased sales of branded furniture products more than offset the planned decreased sales of contract private label products. At December 31, 2006, open orders for the Furniture and Cabinets segment declined 2% from open orders at December 31, 2005.

Second quarter fiscal year 2007 net sales of the Company's branded furniture products, which include office and hospitality furniture, totaled $159.4 million, a 9% increase from the second quarter fiscal year 2006 net sales of $146.6 million. The branded furniture products net sales increase was primarily due to increased volumes of hospitality furniture. Second quarter fiscal year 2007 sales of newly introduced office furniture products which the Company began selling since the previous year second quarter approximated $3.5 million. Fiscal year-to-date net sales of branded furniture products increased 7% on higher volumes of both office and hospitality furniture. Branded furniture products open orders at December 31, 2006 were 5% higher than open orders at December 31, 2005, as higher open orders of hospitality furniture more than offset lower open orders for office furniture.

Net sales of contract private label products declined 69% to $3.8 million in the second quarter of fiscal year 2007 compared to $12.3 million in the second quarter of fiscal year 2006. The net sales decrease within this product line was driven by the planned exit of contract private label furniture products as part of the previously announced restructuring plan. Fiscal 2007 year-to-date net sales of contract private label products declined 57% from the prior year same period. Minimal orders remain to be shipped in the third quarter of fiscal year 2007.

The Furniture and Cabinets segment income from continuing operations was $6.3 million in the second quarter of fiscal year 2007, inclusive of after-tax restructuring charges of $0.1 million, compared to income from continuing operations of $4.6 million in the second quarter of fiscal year 2006, which included $0.2 million of after-tax restructuring charges. The fiscal year-over-year second quarter earnings improvement was driven by an improved gross profit percent in this segment. Manufacturing labor and productivity improvements, a sales mix shift away from the lower margin contract private label products, gains realized from changes in warehouse and distribution strategies, and lower workers compensation expense all favorably impacted the year-over-year gross profit percent comparison. SG&A costs in this segment increased in both absolute dollars and as a percent of net sales partially related to increased investments for product marketing and promotion. For the six-month period ended December 31, 2006, this segment recorded income from continuing operations of $12.2 million, inclusive of after-tax restructuring charges of $0.3 million, an increase from the prior year comparable period income from continuing operations of $5.6 million, inclusive of after-tax restructuring charges of $1.9 million. The fiscal 2006 year-to-date restructuring charges were related to the consolidation of administrative, marketing and business development functions within this segment.

See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for more information on restructuring charges.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, supply chain cost pressures and relationships with strategic customers and product distributors.

Electronic Contract Assemblies Segment
Second quarter fiscal year 2007 Electronic Contract Assemblies segment net sales of $164.1 million increased $59.5 million, or 57%, from second quarter fiscal year 2006 net sales of $104.6 million. The sales increase was driven by $81.5 million in net sales resulting from the fourth quarter fiscal year 2006 acquisitions. Increased electronic contract assembly sales to customers in the medical and industrial control industries more than offset decreased sales to customers in the automotive industry. At December 31, 2006, open orders for the Electronic Contract Assemblies segment increased 34% from open orders at December 31, 2005 due to the inclusion of open orders of the fiscal year 2006 acquisitions. Due to the contract nature of the Company's electronics business, open orders at a point in time may not be indicative of future sales trends. Net sales for the six-month period ended December 31, 2006 of $322.6 million increased $110.0 million, or 52%, from the same period of fiscal year 2006. The fiscal year 2006 acquisitions contributed $145.3 million of net sales during the six-month period ended December 31, 2006. Increased current fiscal year-to-date sales to customers in the medical and industrial control industries more than offset decreased sales to customers in the automotive industry. On a year-to-date basis, sales to customers in the medical industry would have declined, excluding the acquisitions.

The Electronic Contract Assemblies segment second quarter fiscal year 2007 income from continuing operations totaled $0.4 million, which was a decrease from the prior fiscal year second quarter income from continuing operations of $1.1 million. This segment incurred minimal restructuring charges in the second quarter of fiscal year 2007 and none in the second quarter of fiscal year 2006. The lower second quarter fiscal year 2007 sales excluding acquisitions as compared to the second quarter of fiscal year 2006 sales contributed to the lower income from continuing operations in this segment. Second quarter fiscal year 2007 gross profit was negatively impacted by a shift in the mix of sales among various programs to those with lower margins as several of the higher margin products have reached end of life. Results also continue to be hindered by operating inefficiencies at select manufacturing operations. During the second quarter of fiscal year 2007, the Electronic Contract Assemblies segment incurred after-tax costs of $0.9 million related to its start-up of a manufacturing facility in China. The facility is complete and production lines are undergoing customer certification with actual production expected to begin later in fiscal year 2007.  The acquisitions completed in the fourth quarter of fiscal year 2006 also had the effect of lowering this segment's gross profit and SG&A as a percent of sales and positively contributed to this segment's earnings for both the three and six-month periods ended December 31, 2006. The effective tax rate for the three and six-month periods ended December 31, 2006 increased from the three and six-month periods ended December 31, 2005 due to a higher mix of income being generated by domestic operations in the current year which carry a higher effective tax rate, coupled with the negative effect of losses generated by select foreign operations in the current year which have a lower effective tax rate. For the six-month period ended December 31, 2006, this segment recorded a net loss from continuing operations of $0.1 million, a decline from income from continuing operations of $2.0 million for the six-month period ended December 31, 2005. This segment incurred after-tax restructuring charges of $0.1 million during the six months ended December 31, 2006 and none during the six months ended December 31, 2005.

Included in this segment are a significant amount of sales to companies that are affiliates of Bayer AG and TRW Automotive, Inc. Sales to these two customers accounted for the following portions of consolidated net sales and Electronic Contract Assemblies segment net sales:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2006	2005	2006	2005

Bayer AG affiliated sales as a percent of consolidated net sales	22%	1%	20%	2%
TRW sales as a percent of consolidated net sales	6%	14%	7%	14%
Bayer AG affiliated sales as a percent of Electronic Contract Assemblies segment net sales	44%	2%	40%	4%
TRW sales as a percent of Electronic Contract Assemblies segment net sales	13%	34%	13%	34%

The reduced TRW Automotive, Inc. percentages of segment and consolidated net sales were a result of certain TRW Automotive, Inc. products reaching end of life in addition to the higher total net sales base resulting from the acquisitions which likewise drove the higher percentages of net sales to Bayer AG affiliates. The Company also continues to focus on diversification of the Electronic Contract Assemblies segment customer base. In January 2007, Bayer AG sold its diagnostics unit, which is a customer of the Company, to Siemens AG, and thus a portion of the Company's net sales which were formerly to Bayer AG affiliates will be to Siemens AG in the future. Sales to Bayer AG affiliates will also be impacted in the future as a result of the Company's aforementioned selling price reduction to Bayer AG affiliates which will be offset by an equal reduction in the material cost.

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

Liquidity and Capital Resources
The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings increased from $149 million at June 30, 2006 to $150 million at December 31, 2006.

Working capital at December 31, 2006 was $241 million compared to working capital of $231 million at June 30, 2006. The current ratio was 2.0 at both December 31 and June 30, 2006.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO), for the six months ended December 31, 2006 and 2005 were 43.0 and 45.1, respectively. The Company defines DSO as the average of monthly accounts and short-term notes receivable divided by one day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the six months ended December 31, 2006 increased to 55.4 from 47.2 for the six months ended December 31, 2005 in part due to increased inventory levels associated with the acquisitions. In addition to the effect of the acquisitions, PDSOH also increased as the other operations of the Company had lower sales levels and thus lower daily cost of sales and stable average inventory. The Company defines PDSOH as the average of the monthly gross inventory divided by one day's cost of sales.

The Company does not disclose discontinued operations separately from continuing operations in the Condensed Consolidated Statements of Cash Flows. However, for clarity purposes, the Company does separately disclose the adjustment to net income for the gain or loss on disposal of discontinued operations in cash flows from operating activities.

Operating activities generated $29 million of cash flow in the first six months of fiscal year 2007 compared to $22 million in the first six months of fiscal year 2006. The Company reinvested $21 million into capital investments for the future, comprised primarily of manufacturing equipment, expenditures related to the new showroom in New York, expenditures related to the construction of an electronics facility in Nanjing, China for which the grand opening was held during the first quarter of fiscal year 2007 and long-haul tractors and trailers. Financing cash flow activities for the first half of fiscal year 2007 included $12 million in dividend payments, which remained flat with the first half of fiscal year 2006.

The Company's $75 million revolving credit facility allows for both issuances of letters of credit and cash borrowings. At December 31, 2006, the Company had $18.5 million of cash borrowings outstanding under the revolving credit facility. The Company utilized a Euro currency borrowing on the revolving credit facility in order to provide a natural currency hedge against Euro denominated intercompany notes between the US parent and the Euro functional currency subsidiaries acquired in fiscal year 2006. Also at December 31, 2006, the Company had $0.7 million of short-term borrowings outstanding under a separate foreign credit facility which is backed by the $75 million revolving credit facility. The Company issued an additional $13.1 million in letters of credit against the revolving credit facility, which reduced total availability to borrow to $42.7 million at December 31, 2006. At June 30, 2006, the Company had $23.1 million of short-term borrowings outstanding.

The $75 million revolving credit facility also provides an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at December 31, 2006.

The Company believes its principal sources of liquidity from available funds-on-hand, cash generated from operations and the availability of borrowing under the Company's revolving credit facility will be sufficient in fiscal year 2007 and the foreseeable future for working capital needs, share repurchases, dividends and for funding investments in the Company's future, including potential acquisitions such as the pending Reptron Electronics, Inc. acquisition discussed below. The Company's primary source of funds is its ability to generate cash from operations to meet its liquidity obligations, which could be affected by factors such as a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. The Company's secondary source of funds is its revolving credit facility, which is contingent on complying with certain debt covenants. The Company does not expect the covenants to limit or restrict its ability to borrow on the facility in fiscal year 2007. The Company anticipates maintaining a strong liquidity position for the next 12 months. The Company does not expect the absence of cash flows from discontinued operations to have a material effect on future liquidity and capital resources.

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

Pending Reptron Electronics, Inc. Acquisition
As part of the Company's diversification plan for the Electronic Contract Assemblies segment, on December 18, 2006, the Company entered into a definitive Agreement and Plan of Merger with Reptron Electronics, Inc. ("Reptron"), whereby upon the closing of the merger, Reptron will become a wholly-owned subsidiary of the Company. The agreement was subsequently amended on February 5, 2007. The transaction is subject to various closing conditions and is expected to close in the first calendar quarter of 2007. As part of the original agreement, at least 97% of the Senior Secured Notes due February 3, 2009 of Reptron were required to be tendered by the noteholders to Reptron as a condition to the closing, at a discounted price of 87.5 cents per dollar of par value. On February 5, 2007, the Company reduced the minimum principal amount of Senior Secured Notes that must be tendered as a condition to the merger from 97% to 84%. The completion of the merger is subject to various other conditions usual and customary for transactions of this type, including the approval of Reptron stockholders. The initial amount of funds necessary to complete the merger and the related transactions is anticipated to be approximately $44.8 million, which the Company expects to finance with available cash-on-hand. In addition, in connection with the merger the Company will assume the obligation for approximately $4.7 million in Senior Secured Notes that were not tendered which brings the total amount of the transaction to approximately $49.5 million.

Off-Balance Sheet Arrangements
Other than operating leases entered into in the normal course of business, the Company's off-balance sheet arrangements are limited to guarantees which are contingent on the future performance of another entity. However, these arrangements do not have a material current effect and are not reasonably likely to have a material future effect on the Company's financial condition, results of operations, liquidity, capital expenditures or capital resources. See Note 5 - Guarantees, Product Warranties and Other Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on guarantees. The Company does not have material exposures to trading activities of non-exchange traded contracts.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At December 31, 2006 and June 30, 2006, the reserve for returns and allowances was $3.0 million and $2.7 million, respectively. Over the past two years, the returns and allowances reserve has been approximately 2% of gross trade receivables.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at December 31, 2006 and June 30, 2006 was $1.0 million and $0.9 million, respectively, and over the past two years, this reserve has trended between approximately 1% and 2% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 19% and 24% of consolidated inventories at December 31, 2006 and June 30, 2006, respectively, including approximately 87% and 83% of the Furniture and Cabinets segment inventories at December 31, 2006 and June 30, 2006, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation and certain employee health benefits including medical, short-term disability and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and actuarial analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At December 31, 2006 and June 30, 2006, the Company's accrued liabilities for self-insurance exposure were $6.3 million and $7.2 million, respectively, excluding immaterial amounts held in a voluntary employees' beneficiary association (VEBA) trust.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2006, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [2]

Month #1 (October 1-October 31, 2006)	42,009	$22.96	--	2,000,000
Month #2 (November 1-November 30, 2006)	42,262	25.02	--	2,000,000
Month #3 (December 1-December 31, 2006)	25,579	24.96	--	2,000,000

Total	109,850	$24.22	--

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Share Owners was held on October 17, 2006. The Board of Directors was elected in its entirety, based on the following election results:

Nominees as Directors by Holders of Class A Common Stock	Votes For*	Votes Withheld
Douglas A. Habig	11,559,954	15,536
James C. Thyen	11,558,991	16,499
John B. Habig	11,559,954	15,536
Ronald J. Thyen	11,559,954	15,536
Christine M. Vujovich	11,555,954	19,536
John T. Thyen	11,559,954	15,536
Polly B. Kawalek	11,549,291	26,199
Harry W. Bowman	11,555,954	19,536
Geoffrey L. Stringer	11,555,954	19,536
Gary P. Critser	11,559,954	15,536

Broker non-votes totaled 750 for each of the above nominees as Directors.
*Votes for nominees as Directors by holders of Class A Common Stock represented 94% of the total 12,318,867 Class A shares outstanding and eligible to vote.

Nominee as Director by Holders of Class B Common Stock	Votes For*	Votes Withheld
Dr. Jack R. Wentworth	21,677,281	1,685,762
Broker non-votes totaled 993,075 for the above nominee as Director.
*Votes for nominee as Director by holders of Class B Common Stock represented 84% of the total 25,934,431 Class B shares outstanding and eligible to vote.

Item 6.  Exhibits

    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(2(a))  Agreement and Plan of Merger by and among Kimball Electronics Manufacturing, Inc., Gator Electronics, Inc. and Reptron Electronics, Inc., dated as of December 18, 2006 (Incorporated by reference to exhibit 10.1 in the Company's Form 8-K filed December 19, 2006)

(2(b)) Amendment to Agreement and Plan of Merger by and among Kimball Electronics Manufacturing, Inc., Gator Electronics, Inc. and Reptron Electronics, Inc., dated as of February 5, 2007

(3(a))  Amended and restated Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2002)

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
February 6, 2007

By:	/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
February 6, 2007

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description

2(a)	Agreement and Plan of Merger by and among Kimball Electronics Manufacturing, Inc., Gator Electronics, Inc. and Reptron Electronics, Inc., dated as of December 18, 2006 (Incorporated by reference to exhibit 10.1 in the Company's Form 8-K filed December 19, 2006)
2(b)	Amendment to Agreement and Plan of Merger by and among Kimball Electronics Manufacturing, Inc., Gator Electronics, Inc. and Reptron Electronics, Inc., dated as of February 5, 2007
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2002)
3(b)	Restated By-laws of the Company (Incorporated by reference to the Company's Form 10-Q for the period ended December 31, 2005)
10(a)	Summary of Director and Named Executive Officer Compensation
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002