Form 10-Q
period 2007-03-31
KIMBALL INTERNATIONAL INC
filed 2007-05-07
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the Registrant's common stock as of April 20, 2007 was:
Class A Common Stock - 11,641,350 shares
Class B Common Stock - 27,155,826 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	(Unaudited) March 31, 2007	June 30, 2006

Assets
Current Assets:
Cash and cash equivalents	$ 58,352	$ 64,857
Short-term investments	45,891	106,846
Receivables, net of allowances of $1,568 and $1,282, respectively	172,380	154,571
Inventories	136,703	109,479
Prepaid expenses and other current assets	31,796	31,974
Assets held for sale	2,860	353

Total current assets	447,982	468,080
Property and Equipment, net of accumulated depreciation of $317,982 and $327,177, respectively	170,418	151,122
Capitalized Software, net of accumulated amortization of $57,299 and $51,859, respectively	20,850	26,602
Goodwill	15,505	3,286
Other Assets	33,160	29,931

Total Assets	$687,915	$679,021

Liabilities and Share Owners' Equity
Current Liabilities:
Current maturities of long-term debt	$ 5,213	$ 427
Accounts payable	145,391	140,628
Borrowings under credit facility	19,943	23,133
Dividends payable	6,944	6,643
Accrued expenses	59,408	65,868

Total current liabilities	236,899	236,699

Other Liabilities:
Long-term debt, less current maturities	780	1,125
Deferred income taxes and other	18,015	18,615

Total other liabilities	18,795	19,740

Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized 14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized 28,657,000 shares issued	1,433	1,433
Additional paid-in capital	13,225	6,019
Retained earnings	482,639	486,518
Accumulated other comprehensive income	4,094	886
Less: Treasury stock, at cost
Class A - 2,719,000 and 1,691,000 shares, respectively	(47,267)	(24,615)
Class B - 1,509,000 and 3,115,000 shares, respectively	(22,621)	(48,377)

Total Share Owners' Equity	432,221	422,582

Total Liabilities and Share Owners' Equity	$687,915	$679,021

See Notes to Condensed Consolidated Financial Statements
3

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2007	2006	2007	2006

Net Sales	$311,582	$260,653	$948,629	$780,933

Cost of Sales	251,227	198,579	756,228	600,622

Gross Profit	60,355	62,074	192,401	180,311
Selling, General and Administrative Expenses	55,589	53,608	168,445	157,517
Restructuring Expense	648	644	1,265	3,858

Operating Income	4,118	7,822	22,691	18,936

Other Income (Expense):
Interest income	1,263	1,319	4,269	3,133
Interest expense	(275)	(37)	(736)	(111)
Non-operating income	1,988	1,864	5,181	3,904
Non-operating expense	(225)	(261)	(646)	(679)

Other income, net	2,751	2,885	8,068	6,247

Income from Continuing Operations Before Taxes on Income	6,869	10,707	30,759	25,183
Provision for Income Taxes	2,481	3,043	11,928	8,068

Income from Continuing Operations	4,388	7,664	18,831	17,115
Loss from Discontinued Operations, Net of Tax	(572)	(375)	(4,140)	(12,454)

Income Before Cumulative Effect of Change in Accounting Principle	3,816	7,289	14,691	4,661
Cumulative Effect of Change in Accounting Principle, Net of Tax	-0-	-0-	-0-	299

Net Income	$ 3,816	$ 7,289	$ 14,691	$ 4,960

Earnings Per Share of Common Stock:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.11	$0.20	$0.48	$0.44
Class B	$0.12	$0.20	$0.49	$0.45
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.10	$0.20	$0.47	$0.44
Class B	$0.11	$0.20	$0.48	$0.45
Basic Earnings Per Share:
Class A	$0.09	$0.19	$0.37	$0.12
Class B	$0.10	$0.19	$0.38	$0.13
Diluted Earnings Per Share:
Class A	$0.09	$0.19	$0.36	$0.12
Class B	$0.10	$0.19	$0.38	$0.13

Dividends Per Share of Common Stock:
Class A	$0.155	$0.155	$0.465	$0.465
Class B	$0.160	$0.160	$0.480	$0.480

Average Total Number of Shares Outstanding Class A and B Common Stock:
Basic	38,791	38,209	38,567	38,192
Diluted	39,454	38,440	39,267	38,332
See Notes to Condensed Consolidated Financial Statements 4

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Nine Months Ended March 31,

	2007	2006
Cash Flows From Operating Activities:
Net income	$ 14,691	$ 4,960
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	-0-	(497)
Depreciation and amortization	28,868	28,248
Gain on sales of assets	(576)	(1,449)
Loss on disposal of discontinued operations	1,600	11,495
Restructuring and exit costs	749	5,422
Deferred income tax and other deferred charges	(1,483)	(7,747)
Stock-based compensation	3,591	2,461
Excess tax benefits from stock-based compensation	(1,095)	-0-
Change in current assets and liabilities:
Receivables	(1,373)	(3,413)
Inventories	(1,139)	(2,219)
Other current assets	3,548	2,534
Accounts payable	(10,755)	8,756
Accrued expenses	(12,012)	7,009

Net cash provided by operating activities	24,614	55,560

Cash Flows From Investing Activities:
Capital expenditures	(28,892)	(19,614)
Proceeds from sales of assets	2,397	5,443
Proceeds from disposal of discontinued operations	721	25,231
Payments for acquisitions	(50,815)	-0-
Purchase of capitalized software and other assets	(911)	(1,710)
Purchases of available-for-sale securities	(78,948)	(25,483)
Sales and maturities of available-for-sale securities	140,270	19,970
Other, net	(658)	395

Net cash (used for) provided by investing activities	(16,836)	4,232

Cash Flows From Financing Activities:
Net change in foreign credit facility	(840)	(1,754)
Payments on revolving credit facility	(4,442)	-0-
Proceeds from revolving credit facility	1,270	9,711
Payments on capital leases and long-term debt	(396)	(47)
Dividends paid to share owners	(18,269)	(18,127)
Excess tax benefits from stock-based compensation	1,095	-0-
Proceeds from exercise of stock options	6,593	-0-
Other, net	(51)	(35)

Net cash used for financing activities	(15,040)	(10,252)

Effect of Exchange Rate Change on Cash and Cash Equivalents	757	(88)

Net (Decrease) Increase in Cash and Cash Equivalents	(6,505)	49,452

Cash and Cash Equivalents at Beginning of Period	64,857	57,253

Cash and Cash Equivalents at End of Period	$ 58,352	$ 106,705

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$ 11,258	$ 1,030
Interest	$ 598	$ 164
Supplemental Schedule of Noncash Activities
During fiscal year 2007, the Company recognized non-cash transactions related to the Reptron Electronics, Inc. acquisition. See Note 9 - Reptron Electronics, Inc. Acquisition for details of assets acquired and liabilities assumed. Cash payments for the Reptron Electronics, Inc. acquisition through March 31, 2007 totaled $46.1 million, excluding $4.8 million of senior secured notes that have not yet been redeemed as of March 31, 2007. Also included in fiscal year 2007 year-to-date cash paid for acquisitions are current year payments for the prior year acquisition of the Bridgend, Wales, UK operation of $4.7 million.
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

The Company has classified several operations as discontinued.  During fiscal year 2007, the Company exited the production of wood rear projection television (PTV) cabinets and stands, within the Furniture and Cabinets segment, which affected the Company's Juarez, Mexico operation.  The exit of production at the Juarez facility was part of a restructuring plan initiated in the first quarter of fiscal year 2007.  Production operations and restructuring charges were classified as discontinued operations beginning in the quarter ended December 31, 2006 and all prior periods were restated. During the second quarter of fiscal year 2007, the Company ceased production at this facility, and during the third quarter of fiscal year 2007, miscellaneous wrap-up activities including disposition of remaining equipment were substantially complete. As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006, several other operations were classified as discontinued operations and subsequently sold, including a fixed-wall furniture systems operation, a forest products hardwood lumber operation, and an operation that manufactured polyurethane and polyester molded components for use in the recreational vehicle, signage, and residential furniture industries.  All of this activity is applicable to the Furniture and Cabinets segment.  In accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying Condensed Consolidated Financial Statements and notes have been restated for prior year periods to reflect the results of these operations as discontinued operations.  See Note 7-Discontinued Operations of Notes to Condensed Consolidated Financial Statements for further discussion of these discontinued operations.

Goodwill and Purchased Intangible Assets

A summary of the goodwill by segment is as follows:

	March 31,	June 30,
	2007	2006
(Amounts in Thousands)
Furniture and Cabinets	$ 1,733	$ 1,733
Electronic Contract Assemblies	13,772	1,553

Consolidated	$15,505	$ 3,286

During the third quarter of fiscal year 2007, the Company acquired Reptron Electronics, Inc. and recorded, in thousands, $12,107 of goodwill within the Electronic Contract Assemblies segment.  See Note 9 - Reptron Electronics, Inc. Acquisition for further discussion. Also in the Electronic Contract Assemblies segment, goodwill increased, in thousands, $112 during the nine months ended March 31, 2007 resulting from $54 of purchase price adjustments to estimated severance reserves for the Bridgend, Wales, UK acquisition and $58 due to the effect of changes in foreign currency exchange rates.

A summary of purchased intangible assets subject to amortization by segment is as follows:

	March 31,	June 30,
	2007	2006
(Amounts in Thousands)
Furniture and Cabinets:
Cost	$ 960	$ 960
Accumulated Amortization	960	932

Purchased Intangible Assets, net	$ --	$ 28

Electronic Contract Assemblies:
Cost	$ 937	$ --
Accumulated Amortization	16	--

Purchased Intangible Assets, net	$ 921	$ --

Consolidated	$ 921	$ 28

Purchased intangible assets in the Furniture and Cabinets segment consist of capitalized product rights to produce and sell certain products.  These product rights were fully amortized as of March 31, 2007.  During the third quarter of fiscal year 2007, the Company acquired Reptron Electronics, Inc. and recorded, in thousands, a $937 customer relationship intangible asset.  See Note 9 - Reptron Electronics, Inc. Acquisition for further discussion of the acquisition.

Amortization expense related to purchased intangible assets was, in thousands, $24 and $44, respectively, during the quarter and year-to-date periods ended March 31, 2007. Amortization expense in future periods is expected to be, in thousands, $49 for the remainder of fiscal year 2007, and $182, $145, $115, and $93 in the four years ending June 30, 2011, and $337 thereafter.  The amortization period for the customer relationship intangible asset is 16 years.

The cost of capitalized software and accumulated amortization are disclosed on the Condensed Consolidated Balance Sheets and are further discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Preliminary Purchase Price Allocation

On February 15, 2007, the Company acquired Reptron Electronics, Inc.  The Company is currently obtaining additional information for the valuation of the assets acquired and liabilities assumed.  As a result, the allocation shown in Note 9 - Reptron Electronics, Inc. Acquisition is preliminary.

On April 3, 2006, the Company acquired the Bridgend, Wales, UK manufacturing operation of Bayer Diagnostics Manufacturing Limited ("BDML") from BDML and its parent company, Bayer HealthCare LLC, a member of the worldwide group of companies headed by Bayer AG.  In the fiscal year ended June 30, 2006, the Company included $1.5 million of involuntary terminations in the purchase price allocation all of which have been paid.  The liability and purchase price allocation were adjusted $0.1 million in the three months ended September 30, 2006 for additional severance costs.  There were no adjustments to the liability and purchase price allocation in the second quarter or third quarter of fiscal year 2007.  The Company is currently finalizing deferred tax adjustments related to assets acquired and liabilities assumed and will complete these adjustments in the quarter ending June 30, 2007.

Tooling

The Company capitalizes the cost of tooling which it owns or which it has a noncancelable right to use during a supply arrangement.  As of March 31, 2007 and June 30, 2006, respectively, the Company had $2.5 million and $3.1 million of Company-owned tooling costs capitalized, and $1.9 million and $0.6 million of customer-owned tooling costs capitalized.

Effective Tax Rate

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates.  Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.  The Company is estimating that the annual effective tax rate from continuing operations for fiscal year 2007 will be higher than in prior years partially due to a higher mix of income being generated by domestic operations which carry a higher effective tax rate than the Company's foreign operations.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 expands the use of fair value accounting, but does not affect existing standards which require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure financial instruments and certain other items, which may reduce the need to apply complex hedge accounting provisions in order to mitigate volatility in reported earnings. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings. FAS 159 is effective as of the beginning of the Company's fiscal year 2009. The Company is determining whether fair value accounting is appropriate for any of its eligible items and cannot currently estimate the impact, if any, which FAS 159 will have on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158). In February 2007, the FASB issued FSP FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides (FSP FAS 158-1). FAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its statement of financial position, recognize through comprehensive income changes in that funded status in the year in which the changes occur, and measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year. FSP FAS 158-1 updates the illustrations, questions and answers, and other guidance contained in FASB Statements No. 87, No. 88, and No. 106 and makes technical corrections to FAS 158. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the Company's fiscal year 2007. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective as of the end of the Company's fiscal year 2009. FSP FAS 158-1 is effective as of the end of the Company's fiscal year 2007. The Company is currently evaluating the impact of FAS 158 and FSP FAS 158-1 on its financial position, results of operations, and cash flows.

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

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (FSP AUG AIR-1).  The staff position eliminates the accrue-in-advance method of accounting for planned major maintenance activities.  The adoption of the provisions in the staff position will be considered a change in accounting principle with retrospective application required as described in SFAS 154, Accounting Changes and Error Corrections, if practical.  The staff position will be effective as of the beginning of the Company's fiscal year 2008.  The Company currently uses the accrue-in-advance method primarily to reserve for future aircraft maintenance activities required by Federal Aviation Administration regulations.  The reversal of these accruals and adoption of an alternative method of expense recognition is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS 157 is only applicable to existing accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.  FAS 157 will be effective as of the beginning of the Company's fiscal year 2009 and must be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption.  The Company is currently evaluating the impact of FAS 157 on its financial position, results of operations, and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position if a position is more likely than not of being sustained on audit, based on the technical merits of the position.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions.  The provisions of FIN 48 will be effective as of the beginning of the Company's fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of FIN 48 on its financial position, results of operations, and cash flows.

In June 2006, the FASB ratified the Emerging Issues Task Force consensus on Issue No. 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF 06-3).  EITF 06-3 requires disclosure of a company's accounting policy regarding presentation of taxes, including any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer.  If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented.  EITF 06-3 was effective for the Company beginning in the third quarter of fiscal year 2007.  The Company presents sales net of applicable sales taxes.  The adoption of EITF 06-3 did not cause the Company to change its accounting policy for recording sales taxes and therefore did not have a material effect on the Company's financial position, results of operations or cash flows.

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

Note 2. Inventories

Inventory components of the Company are as follows:

	March 31,	June 30,
	2007	2006
(Amounts in Thousands)
Finished Products	$ 31,202	$ 28,416
Work-in-Process	14,957	10,577
Raw Materials	90,544	70,486

Total Inventory	$136,703	$109,479

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three and nine-month periods ended March 31, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2007	2006	2007	2006
(Amounts in Thousands)
Net Income	$ 3,816	$ 7,289	$ 14,691	$ 4,960
Change in Unrealized Gains (Losses) on Securities [1]	28	(18)	214	(134)
Change in Gains (Losses) on Derivatives [2]	(153)	(133)	516	124
Foreign Currency Translation Adjustment	594	(126)	2,478	(122)

Comprehensive Income	$ 4,285	$ 7,012	$ 17,899	$ 4,828

[1] Net of tax expense/(benefit), in thousands, of $18 and ($11) for the three months ended March 31, 2007 and 2006, respectively, and $141 and ($88) for the nine months ended March 31, 2007 and 2006, respectively.

[2] Net of tax expense/(benefit), in thousands, of ($182) and ($28) for the three months ended March 31, 2007 and 2006, respectively, and $149 and $37 for the nine months ended March 31, 2007 and 2006, respectively.  The Company's use of derivatives is generally limited to forward purchases of foreign currency designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency.

Note 4. Segment Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture and Cabinets segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. This segment's focus is on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The Electronic Contract Assemblies segment currently sells primarily to customers in the automotive, industrial controls, and medical industries. Intersegment sales are insignificant.

Unallocated corporate assets include cash and cash equivalents, short-term investments, and other assets not allocated to segments. Unallocated corporate income from continuing operations consists of income not allocated to segments for purposes of evaluating segment performance and includes income from corporate investments and other non-operational items. The basis of segmentation and accounting policies of the segments are consistent with those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

At or For the
Three Months Ended	Nine Months Ended
March 31,	March 31,

	2007		2006		2007		2006

(Amounts in Thousands)
Net Sales:
Furniture and Cabinets	$146,234		$149,505		$460,730		$457,008
Electronic Contract Assemblies	165,348		111,148		487,899		323,670
Unallocated Corporate and Eliminations	--		--		--		255

Consolidated	$311,582	[1]	$260,653		$948,629	[1]	$780,933

Income from Continuing Operations:
Furniture and Cabinets	$ 2,024		$ 5,845		$ 14,220		$ 11,396
Electronic Contract Assemblies	1,223		892		1,075		2,852
Unallocated Corporate and Eliminations	1,141		927		3,536		2,867

Consolidated	$ 4,388	[2]	$ 7,664	[3]	$ 18,831	[2]	$ 17,115	[3]

Total Assets:
Furniture and Cabinets	$217,309		$237,142
Electronic Contract Assemblies	374,593		218,169
Unallocated Corporate and Eliminations	96,013		151,233

Consolidated	$687,915	[4]	$606,544

[1] Significant increases in Electronic Contract Assemblies segment Net Sales were primarily the result of acquisitions of manufacturing operations in Bridgend, Wales, UK and Longford, Ireland during the fourth quarter of fiscal year 2006 and the acquisition of Reptron Electronics, Inc. during the third quarter of fiscal year 2007.

[2] Income from Continuing Operations includes after-tax restructuring charges, in thousands, of $390 and $761 in the three and nine months ended March 31, 2007, respectively.  The Furniture and Cabinets segment recorded, in the three and nine months ended March 31, 2007, in thousands, $349 and $635, respectively, of after-tax restructuring charges.  The Electronic Contract Assemblies segment recorded, in the three and nine months ended March 31, 2007, in thousands, $0 and $57, respectively, of after-tax restructuring charges.  Unallocated Corporate and Eliminations recorded, in the three and nine months ended March 31, 2007, in thousands, $41 and $69, respectively, of after-tax restructuring charges.  See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

[3] Income from Continuing Operations includes after-tax restructuring charges, in thousands, of $387 and $2,320 in the three and nine months ended March 31, 2006, respectively.  The Furniture and Cabinets segment recorded, in the three and nine months ended March 31, 2006, in thousands, $183 and $2,116, respectively, of after-tax restructuring charges.  The Electronic Contract Assemblies segment recorded, in the three and nine months ended March 31, 2006, in thousands, $204 of after-tax restructuring charges.  See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

[4] Significant increases in Electronic Contract Assemblies segment assets were primarily the result of acquisitions of manufacturing operations in Bridgend, Wales, UK and Longford, Ireland during the fourth quarter of fiscal year 2006 and the acquisition of Reptron Electronics, Inc. during the third quarter of fiscal year 2007.  The decrease in Unallocated Corporate assets was primarily due to cash paid for the acquisitions mentioned above.

Sales by Product Line

The Furniture and Cabinets segment produces and sells a variety of similar products and services. Net sales to external customers by product line within the Furniture and Cabinets segment were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2007	2006	2007	2006
(Amounts in Thousands)
Net Sales:
Furniture and Cabinets
Branded Furniture	$145,097	$141,422	$449,671	$425,996
Contract Private Label Products [5]	1,137	8,083	11,059	31,012

Total	$146,234	$149,505	$460,730	$457,008

[5] The Net Sales decline was the result of the planned exit of Contract Private Label Products.

Note 5. Guarantees, Product Warranties and Other Contingent Liabilities

As of March 31, 2007, the Company had guarantees issued which are contingent on the future performance of another entity. The guarantees consist of customer lease financing with recourse whereby the Company may become liable to a third-party leasing company if the customer defaults on its lease. At the inception of a guarantee, the Company recognizes a liability for obligations the Company may incur if specified triggering events or conditions occur. The liability is recorded at fair value which is estimated based on various factors including risk that the Company may have to perform under a guarantee and ability to recover against payments made on a guarantee. The maximum potential liability and carrying amount recorded for these guarantees is immaterial to the Company's financial position.

Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of March 31, 2007, the Company had a maximum financial exposure from unused standby letters of credit totaling $13.8 million.  The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements.  Accordingly, no liability has been recorded as of March 31, 2007 with respect to the standby letters of credit.  The Company also enters into commercial letters of credit to facilitate payment to vendors and from customers.

The Company estimates product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the nine months ended March 31, 2007 and 2006 were as follows:

	Nine Months Ended March 31,

(Amounts in Thousands)	2007	2006

Product Warranty Liability at the beginning of the period	$ 2,127	$ 3,653
Accrual for warranties issued	645	562
Reductions related to pre-existing warranties (including changes in estimates)	(2)	(598)
Settlements made (in cash or in kind)	(586)	(1,322)

Product Warranty Liability at the end of the period	$ 2,184	$ 2,295

Note 6. Restructuring Expense

As a result of excess capacity in North America, during the third quarter of fiscal year 2006, the Company approved a restructuring plan within the Electronic Contract Assemblies segment to exit a manufacturing facility located in Northern Indiana. As part of this restructuring plan, the production for select programs has been transferred to other locations within this segment. Operations at this facility ceased in the Company's first quarter of fiscal year 2007.  The facility is classified as held for sale. The facility and ongoing maintenance expenses related to the facility are reported as unallocated corporate assets and expenses for segment reporting purposes.  The Company expects minimal future charges and estimates total pre-tax restructuring charges related to this plan to be approximately $1.2 million, consisting of employee transition costs of $0.7 million, acceleration of software amortization of $0.4 million, acceleration of plant, property, and equipment depreciation of $0.1 million and other restructuring costs of $0.3 million partially offset by $0.3 million for gains on the sale of equipment net of other asset impairment.

As part of the Company's plan to sharpen focus and simplify business processes within the Furniture and Cabinets segment, the Company announced during the first quarter of fiscal year 2006, a restructuring plan which included consolidation of administrative, marketing, and business development functions to better serve the segment's primary markets. To simplify and standardize business processes, a portion of the Company's Enterprise Resource Planning (ERP) software is being redesigned during approximately the next 1.5 years, and accelerated amortization costs will continue to be recognized during this period. During the first quarter of fiscal year 2006, capitalized software costs related to the ERP software that was not yet placed in service were abandoned and recognized as impaired. Restructuring charges related to ERP software impairment, accelerated amortization, employee severance, and other consolidation costs are recorded on the Restructuring Expense line item of the Company's Condensed Consolidated Statements of Income. The plan also included the sale of a forest products hardwood lumber business and a business unit which produced fixed-wall furniture systems. Losses on the sale of these business units are presented on the Loss from Discontinued Operations, Net of Tax line item on the Company's Condensed Consolidated Statements of Income. See Note 7 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements for further discussion of these discontinued operations. The Company estimates total pre-tax charges under the plan, when complete, to be approximately $17.0 million, including the pre-tax loss on the sale of business operations of $10.3 million which was recorded as discontinued operations, and restructuring charges for plant, property, and equipment impairment of $0.4 million, software impairment of $3.5 million, acceleration of software amortization of $2.2 million, employee severance costs of $0.5 million, and other restructuring costs of $0.1 million.

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

  Fiscal Year 2007 Restructuring Charges

As a result of the fiscal year 2006 restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $0.6 million and $1.3 million in the three and nine months ended March 31, 2007, respectively. Within the Furniture and Cabinets segment, the Company recognized pre-tax restructuring expense of $0.6 million and $1.1 million in the three and nine months ended March 31, 2007, respectively, which included restructuring charges of $0.2 million and $0.6 million for accelerated software amortization, $0.4 million and $0.4 million for plant, property, and equipment impairment, and zero and $0.1 million for employee transition and other costs. Within the Electronic Contract Assemblies segment, the Company recognized no pre-tax restructuring charges in the three months ended March 31, 2007.  In the nine months ended March 31, 2007, the Electronic Contract Assemblies segment recognized pre-tax restructuring expense of $0.1 million which included $0.3 million for employee transition costs and $0.1 million for accelerated software amortization which were partially offset by $0.3 million of gains on the sale of equipment net of other asset impairment. Within Unallocated Corporate, the Company recognized a minimal pre-tax restructuring expense in the three months ended March 31, 2007, and $0.1 million pre-tax restructuring expense in the nine months ended March 31, 2007 for other exit costs.

  Fiscal Year 2006 Restructuring Charges

As a result of the fiscal year 2006 restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $0.6 million and $3.9 million in the three and nine months ended March 31, 2006, respectively.  Within the Furniture and Cabinets segment, the Company recognized pre-tax restructuring expense of $0.2 million and $3.5 million in the three and nine months ended March 31, 2006, respectively, which included restructuring charges of $0.2 million and $3.2 million for asset impairment and zero and $0.3 million for employee transition costs.  Within the Electronic Contract Assemblies segment, the Company recognized pre-tax restructuring expense of $0.4 million for both the three and nine-month periods ended March 31, 2006, each of which included restructuring charges of $0.1 million for asset impairment, $0.1 million for accelerated software amortization, and $0.2 million for employee transition costs.

  Reserves

At March 31, 2007, there was no restructuring liability relating to continuing operations remaining on the Condensed Consolidated Balance Sheet. The restructuring charge, utilization, and cash paid to date for the nine months ended March 31, 2007 were as follows:

	Transition and Other Employee Costs	Asset Write-downs	Plant Closure and Other Exit Costs	Total
(Amounts in Thousands)
Accrued Restructuring at June 30, 2006	$ 377	$ --	$ --	$ 377

Amounts Charged - Cash	356	--	160	516
Amounts Charged - Non-Cash	--	749	--	749

Subtotal	356	749	160	1,265

Amounts Utilized / Cash Paid	(733)	(749)	(160)	(1,642)

Accrued Restructuring at March 31, 2007	$ --	$ --	$ --	$ --

Total Restructuring Charges Incurred to Date Since Announcement of Plans

(Amounts in Thousands)		Transition and Other Employee Costs	Asset Write-downs	Plant Closure and Other Exit Costs	Total

Electronic Contract Assemblies Segment	2006 Plan	$ 743	$ 199	$ 46	$ 988

Furniture and Cabinets Segment	2006 Plan	426	4,393	--	4,819

Unallocated Corporate	2006 Plan	--	--	114	114

Consolidated		$ 1,169	$ 4,592	$ 160	$ 5,921

Note 7. Discontinued Operations

During the first quarter of fiscal year 2007, the Company approved a plan to exit the production of wood rear projection television (PTV) cabinets and stands within the Furniture and Cabinets segment, which affected the Company's Juarez, Mexico operation. For some time, the market demand for wood rear PTV cabinets and stands had been declining due to the market shift to plasma and LCD large-screen televisions, and the Company responded to this trend. In August 2004, the Company sold the building in Juarez and subsequently leased back a much smaller manufacturing footprint in the same facility to reduce excess capacity, and then during fiscal year 2006, the Company further consolidated its two Mexican wood rear PTV cabinet and stand operations into the one smaller Juarez facility. With the recent exit, the Company will no longer have continuing involvement with the production of PTV cabinets and stands.  Production at the Juarez facility ceased during the second quarter of fiscal year 2007, and substantially all inventory has been sold.  Miscellaneous wrap-up activities including disposition of remaining equipment were substantially complete as of March 31, 2007.  The lease on the building expires in August 2009, and the Company is attempting to sub-lease its portion of the facility. In the quarter ended September 30, 2006, exit costs for this plan were included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.  Beginning in the quarter ended December 31, 2006, the year-to-date financial results associated with the Mexican operations in the Furniture and Cabinets segment were classified as discontinued operations and all prior periods were restated.

The Company currently estimates that the pre-tax charges related to exit activities at the Juarez facility will be approximately $5.8 million, consisting of approximately $1.6 million of property and equipment impairment and losses on sales, $1.1 million of transition and other employee costs, $2.3 million of lease exit costs, and $0.8 million of other exit costs. As a result of this exit plan, the Company recognized within the Furniture and Cabinets segment pre-tax expenses of $0.3 million and $3.9 million in the three and nine months ended March 31, 2007, respectively, which included income of $0.2 million and charges of $1.6 million for property and equipment impairment and losses on sales, charges of $0.1 million and $1.0 million for transition and other employee costs, charges of $0.3 million and $0.7 million for lease exit costs, and $0.1 million and $0.6 million of other exit costs. The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets. At June 30, 2006, liabilities related to an exit plan to consolidate Mexican furniture and cabinets operations into one facility located at Juarez totaled $0.2 million of other exit costs. During the nine months ended March 31, 2007, the reserve for transition and other employee related costs increased $0.2 million.  The reserve balance at March 31, 2007 was $0.4 million, consisting of $0.2 million for transition and other employee related costs and $0.2 million for other exit costs, all related to exit activities at the Juarez facility.

On September 15, 2005, in conjunction with its restructuring plan to sharpen its focus on primary markets within the Furniture and Cabinets segment, the Company approved plans to sell the operations of a forest products hardwood lumber business and a business which produced and sold fixed-wall furniture systems.  Additionally on November 8, 2005, the Company approved a plan to exit a non-core business that manufactured polyurethane and polyester molded components for use in the recreational vehicle, signage, and residential furniture industries.

On October 14, 2005, the Company completed the sale of the fixed-wall furniture systems business, which included primarily the sale of property and equipment, inventory, accounts receivable, and product rights.  The purchase price totaled $1.2 million, of which $0.3 million was received at closing and $0.9 million was a note receivable, which has been collected.  The sale resulted in a net loss of $1.4 million, which was recorded as a $1.3 million estimated impairment loss in discontinued operations during the quarter ended September 30, 2005 and was subsequently increased by $0.1 million when the sale was completed.  The loss on disposal of the fixed-wall furniture business included an after-tax goodwill impairment loss, in thousands, of $261 recognized in the Furniture and Cabinets segment during the quarter ended September 30, 2005.  The goodwill impairment loss was based upon the cessation of cash flows related to the fixed-wall furniture systems business.  The Company does not have significant continuing cash flows or continuing involvement with this business.

On November 30, 2005, the Company completed the sale of the forest products hardwood lumber business to Indiana Hardwoods, Inc., which included primarily the sale of property and equipment, inventory, accounts receivable, and timber assets.  The president and owner of Indiana Hardwoods, Inc. is Barry L. Cook, who was formerly employed by the Company as a Vice President of Kimball International, Inc. and had responsibility for this hardwood lumber operation.  The transaction prices were negotiated between the Company and Indiana Hardwoods, Inc.  The Company also considered offers from other interested outside parties, but ultimately determined that it was in the Company's best interest financially to sell this operation to Indiana Hardwoods, Inc.  The purchase price totaled $25.5 million, of which $23.5 million was received at closing, and $2.0 million is a note receivable.  The terms of the note receivable require monthly payments of interest for a three-year period, with the principal coming due after the three-year period.  The note is subordinate to the purchaser's bank loan.  If the purchaser is not in compliance with bank loan covenants or does not maintain sufficient cash flows, the principal payment on the note receivable may be delayed beyond three years.  The note may represent a concentration of credit risk.  The Company maintains a provision for potential credit losses based on expected collectibility of the note, which the Company believes is adequate.  The sale resulted in a net loss of $4.8 million, which was recorded as a $5.1 million estimated impairment loss in discontinued operations during the quarter ended September 30, 2005 and was reduced by $0.3 million during the quarter ended December 31, 2005 when the sale was completed.  The Company has no ongoing commitments resulting from the sales agreement.  The Company does not have significant continuing cash flows or continuing involvement with this business.

On January 20, 2006, the Company completed the sale of a non-core business that manufactures polyurethane and polyester molded components for use in the recreational vehicle, signage, and residential furniture industries, which included primarily the sale of inventories and machinery and equipment.  The purchase price totaled $0.6 million.  The sale resulted in a net loss of $0.7 million, which was recorded as a $1.1 million estimated impairment loss in discontinued operations during the quarter ended December 31, 2005 and was decreased by $0.4 million during the quarter ended March 31, 2006 when the sale was completed.  The Company does not have significant continuing cash flows or continuing involvement with this business.

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these businesses have been classified as discontinued operations, and their operating results and losses on disposal are presented on the Loss from Discontinued Operations, Net of Tax line of the Condensed Consolidated Statements of Income, and all prior periods have been restated.

Operating results and losses on sales of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

(Amounts in Thousands)	2007	2006	2007	2006

Net Sales of Discontinued Operations	$ --	$ 7,854	$ 8,622	$ 57,531

Operating Loss of Discontinued Operations	$ (859)	$ (1,396)	$ (4,943)	$ (9,784)
Income Tax Benefit	144	584	1,849	4,241

Operating Loss of Discontinued Operations, Net of Tax	$ (715)	$ (812)	$ (3,094)	$ (5,543)

Gain (Loss) on Disposal of Discontinued Operations	$ 238	$ 726	$ (1,600)	$ (11,495)
Income Tax (Expense) Benefit	(95)	(289)	554	4,584

Gain (Loss) on Disposal of Discontinued Operations, Net of Tax	$ 143	$ 437	$ (1,046)	$ (6,911)

Loss from Discontinued Operations, Net of Tax	$ (572)	$ (375)	$ (4,140)	$ (12,454)

Note 8.  Assets Held for Sale

At March 31, 2007, in thousands, assets totaling $2,860 were classified as held for sale, including $2,691 for a facility related to an exited operation within the Electronic Contract Assemblies segment and $169 for manufacturing equipment related to exited operations within the Furniture and Cabinets segment.  The exited Electronic Contract Assemblies facility is reported as unallocated corporate assets for segment reporting purposes.  The Furniture and Cabinets segment recognized a pre-tax loss, in thousands, of $378 for impairment write-downs on the held-for-sale assets. The Company expects to sell these assets during the next 12 months.  At June 30, 2006, the Company had, in thousands, $353 of land held as unallocated corporate assets classified as held for sale.

Note 9. Reptron Electronics, Inc. Acquisition

On February 15, 2007, the Company closed on the definitive merger agreement dated December 18, 2006 with Reptron Electronics, Inc. ("Reptron"), whereby Reptron became a wholly-owned subsidiary of the Company. The agreement, as amended, had been unanimously approved by the boards of directors of both the Company and Reptron, but was subject to Reptron shareholder approval, which was obtained on February 15, 2007. The operating results of this acquisition are included in the Company's consolidated financial statements beginning on the acquisition date.

The acquisition is included in the Company's Electronic Contract Assemblies segment and will increase the Company's capabilities and expertise in support of the Company's long-term strategy to grow business in the medical electronics and high-end industrial sectors. Reptron's four manufacturing operations located in Tampa, Florida; Hibbing, Minnesota; Gaylord, Michigan; and Fremont, California have been renamed with Kimball Electronics identities.

The total amount of funds required to consummate the merger and to pay fees related to the merger was $50.9 million. The merger was funded with available cash and short-term investments. Merger funds were used to purchase all outstanding Reptron stock for $3.8 million, repay outstanding indebtedness and accrued interest of $17.6 million, tender senior secured notes for $22.4 million with $4.8 million of senior secured notes remaining to be redeemed after the merger, and pay direct acquisition costs of $2.3 million.

As of the acquisition date, the indenture agreement related to the remaining outstanding senior secured notes was amended to eliminate or modify substantially all of the restrictive covenants in the indenture. The notes are irrevocably and unconditionally guaranteed by the acquired Reptron Electronics, Inc. legal entity and are secured by the assets of this legal entity.  The Reptron legal entity was in compliance with all terms and covenants of the notes, as amended, as of March 31, 2007.  The remaining balance outstanding of $4.8 million is due February 2009, but the Company is currently in negotiations with certain note holders to acquire the outstanding notes prior to the due date.  The remaining notes carry a fixed eight percent annual interest rate during their remaining term, payable semiannually.  The notes have been valued in the preliminary purchase price allocation at their stated redemption price, which approximates their fair value based on borrowing rates currently available to the Company.

The following table summarizes the preliminary purchase price allocation to assets acquired, liabilities assumed, and goodwill. The acquisition resulted in $12.1 million of goodwill for the Electronic Contract Assemblies segment of the Company. Substantially all goodwill is expected to be deductible for tax purposes. The Company also identified and recorded intangible assets of $0.9 million related to customer relationships. See Note 1-Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further disclosure related to goodwill and intangible assets. The Company is currently obtaining additional information for the valuation of the assets acquired and liabilities assumed.  As a result, the allocation shown below is preliminary.

(Amounts in Thousands)	February 15, 2007

Accounts Receivable	$14,074
Inventory	24,470
Other Current Assets	1,173
Property and Equipment	18,246
Customer Relationship Intangible Asset	937
Other Long-Term Assets	339
Goodwill	12,107

Total assets acquired	71,346

Accounts Payable	16,155
Accrued Expenses	4,088
Other Liabilities	184

Total liabilities assumed	20,427

Net assets acquired	$50,919

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Reptron had occurred at the beginning of fiscal year 2007 and 2006.  The selected unaudited pro forma consolidated results of operations presented below reflect the purchase method of accounting and have been adjusted for the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets.  Interest expense and interest income have been adjusted to coincide with the post acquisition cash and debt balances of the combined Company.  Income taxes have also been adjusted as appropriate for the combined income levels.  The pro forma information has not been adjusted for any operating synergies or other anticipated cost savings that may result from the merger.  As a result, these unaudited pro forma consolidated results of operations may not be indicative of the historical results that may have been achieved had the companies been combined during the periods presented and is not intended to be a projection of future results.  This acquisition was not a significant subsidiary.

	Three Months Ended March 31,		Nine Months Ended March 31,
	(Unaudited)		(Unaudited)

	2007	2006	2007	2006
(Amounts in Thousands, Except for Per Share Data)
Net Sales	$ 329,693	$297,455	$ 1,041,937	$886,916
Income from Continuing Operations	3,822	7,769	16,416	17,932
Net Income	3,250	7,394	12,280	5,995
Basic Earnings Per Share from Continuing Operations:
Class A	$0.09	$0.20	$0.42	$0.46
Class B	$0.10	$0.20	$0.43	$0.47
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.09	$0.20	$0.41	$0.46
Class B	$0.10	$0.20	$0.42	$0.47
Basic Earnings Per Share
Class A	$0.08	$0.19	$0.31	$0.15
Class B	$0.09	$0.20	$0.32	$0.16
Diluted Earnings Per Share
Class A	$0.08	$0.19	$0.30	$0.15
Class B	$0.09	$0.19	$0.32	$0.16

The pro forma information for the three and nine months ended March 31, 2007 included offsetting nonrecurring items of the following after-tax amounts directly related to the acquisition:  $2 million cancellation of debt income, approximately $1 million acquisition-related expense incurred by Reptron, and $1 million expense required under certain employment agreements due to change in control provisions.

The pro forma information for the three and nine months ended March 31, 2006 has not been adjusted to include pro forma information for the Bridgend, Wales and Longford, Ireland acquisitions which were completed in the Company's fourth quarter of fiscal year 2006.

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

Management currently considers the following events, trends, and uncertainties to be most important to understanding its financial condition and operating performance:

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
  As reported by the Business and Institutional Furniture Manufacturer Association (BIFMA International), year-over-year growth in the office furniture industry is forecasted for both calendar years 2007 and 2008.

  The nature of the electronic manufacturing services industry is such that the start-up of new programs to replace departing customers or expiring programs occurs frequently, and the new programs often carry lower margins. The success of the Company's Electronic Contract Assemblies segment is dependent on the successful replacement of such customers or programs. Such changes usually occur gradually over time as old programs phase out of production while newer programs ramp up.

  Softness in the U.S. automotive end market continues, and a portion of the electronic component parts produced by the Company are used in completed assemblies in vehicles produced by U.S. automotive manufacturers, some of which are currently in the midst of executing restructuring activities.

  The Company continues to focus on diversification of the Electronic Contract Assemblies segment customer base. With the fiscal year 2006 and 2007 acquisitions, the proportion of sales to customers in the medical industry is increasing as a percent of total Electronic Contract Assemblies segment sales.

Successful integration of the Company's acquisitions is critical to the Company's future performance. Recent acquisitions are discussed in more detail in the below section entitled "Acquisitions."
  A successful start-up of the Electronic Contract Assemblies segment operation in China is critical for securing future customers for this newly constructed operation. The facility is complete, and production lines are undergoing customer certification with actual production expected to begin in the fourth quarter of fiscal 2007.

  Beginning in the third quarter of fiscal year 2007, the Electronic Contract Assemblies segment has been impacted by a reduction in the pricing of select raw material which is purchased from a major customer, Bayer AG or affiliates. The selling price of the finished product back to that customer has likewise been reduced by an amount equal to the material price reduction. For the third quarter, this pricing change reduced net sales and material cost by approximately $30 million. Gross profit dollars were not impacted, but the gross profit percent of net sales measure increased approximately 1.8 percentage points as a result of this pricing change. There was no impact to net income and net cash flows.

  With the fiscal year 2006 and 2007 acquisitions, the Company's sales mix is shifting toward the Electronic Contract Assemblies segment. Since the Electronic Contract Assemblies segment operates at a lower gross profit percentage than the Furniture and Cabinets segment, consolidated gross profit is trending down when compared to pre-acquisition levels. The Electronic Contract Assemblies segment operates at lower selling, general and administrative (SG&A) cost as a percent of sales, which has the effect of improving the consolidated SG&A percentage.

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments, less short-term borrowings totaled $84 million at March 31, 2007.
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

  The Company exited the manufacture of contract private label products as it continues to further sharpen its focus on primary markets. As part of this planned exit, during the second quarter of fiscal year 2007, the Company exited the production of wood rear projection television (PTV) cabinets and stands resulting in the closure of the Company's Juarez, Mexico manufacturing facility. In addition, as part of its previously announced plan to sharpen the focus of the Furniture and Cabinets segment to its primary markets, during fiscal year 2006, the Company sold a forest products hardwood lumber business unit and a business unit which produced and sold fixed-wall furniture systems. The Company also sold, during fiscal year 2006, an operation that manufactures polyurethane and polyester molded components for use in the recreational vehicle, signage, and residential furniture industries.

  As part of the Company's diversification plan for the Electronic Contract Assemblies segment, during the third quarter of fiscal year 2007, the Company acquired Reptron Electronics, Inc. This acquisition is discussed in more detail below and in Note 9. Reptron Electronics, Inc. Acquisition of Notes to Condensed Consolidated Financial Statements. During the fourth quarter of fiscal year 2006, the Company acquired the Bridgend, Wales, UK manufacturing operation of Bayer Diagnostics Manufacturing Limited, which better positions the Electronic Contract Assemblies segment to capitalize on growth opportunities in the medical market. During the fourth quarter of fiscal year 2006, the Company also acquired an electronics manufacturing operation in Longford, Ireland from Magna Donnelly Electronics Longford Limited.

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

Acquisitions
On February 15, 2007, the Company acquired Reptron Electronics, Inc. ("Reptron"), a U.S. based electronics manufacturing services company which provides engineering services, electronics manufacturing services, and display integration services. Reptron has four manufacturing operations located in Tampa, Florida; Hibbing, Minnesota; Gaylord, Michigan; and Freemont, California. The acquisition is included in the Company's Electronic Contract Assemblies segment and will increase the Company's capabilities and expertise in support of the Company's long-term strategy to grow business in the medical electronics and high-end industrial sectors. The operating results of this acquisition are included in the Company's consolidated financial statements beginning on the acquisition date.

During the fourth quarter of fiscal year 2006, the Company acquired the Bridgend, Wales, UK manufacturing operation of Bayer Diagnostics Manufacturing Limited ("BDML") from BDML and its parent company, Bayer HealthCare LLC, a member of the worldwide group of companies headed by Bayer AG. This acquisition better positions the Electronic Contract Assemblies segment of the Company to capitalize on growth opportunities in the medical market. The workforce and its capabilities have added to the Electronic Contract Assemblies segment's package of value offered to its medical customers. Also during the fourth quarter of fiscal year 2006, the Company acquired an electronics manufacturing operation in Longford, Ireland from Magna Donnelly Electronics Longford Limited. Both of these acquisitions emphasize the Company's strategic expansion of global capabilities and responsiveness in serving the Company's customers.

Restructuring
In the third quarter of fiscal year 2006, the Company approved a restructuring plan within the Electronic Contract Assemblies segment to exit a manufacturing facility located in Northern Indiana. As part of this restructuring plan, the production for select programs was transferred to other locations within this segment. Operations at this facility ceased in the Company's first quarter of fiscal year 2007, and the remaining facility is classified as held for sale. The plan included employee transition costs, asset impairment costs, accelerated software amortization costs, and other exit costs. The decision to exit this facility was a result of excess capacity in North America.

As part of the Company's plan to sharpen focus and simplify business processes within the Furniture and Cabinets segment, the Company announced during the first quarter of fiscal year 2006, a plan which included consolidation of administrative, marketing, and business development functions to better serve the segment's primary markets. To simplify and standardize business processes, a portion of the Company's Enterprise Resource Planning (ERP) software is being redesigned. Expenses related to this plan include software impairment, accelerated amortization, employee severance, and other consolidation costs. The ERP redesign efforts are expected to continue during approximately the next 1.5 years.

The restructuring plans are discussed in further detail in Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements.

Discontinued Operations
During the first quarter of fiscal year 2007, the Company approved a plan to exit the production of PTV cabinets and stands within the Furniture and Cabinets segment, which resulted in the exit of the Company's Juarez, Mexico operation. For some time, the market demand for wood rear PTV cabinets had been declining due to the market shift to plasma and LCD large-screen televisions, and the Company responded to this trend. In August 2004, the Company sold the building in Juarez and subsequently leased back a much smaller manufacturing footprint in the same facility to reduce excess capacity. Thereafter during fiscal year 2006, the Company further consolidated its two Mexican wood rear PTV cabinet and stand operations into the one smaller Juarez facility. Production ceased at the Juarez facility during the second quarter of fiscal year 2007. Miscellaneous wrap-up activities including disposition of remaining equipment were substantially complete as of March 31, 2007. The lease on the building expires in August 2009, and the Company is attempting to sub-lease its portion of the facility. The Juarez facility was formerly part of a restructuring plan initiated in the first quarter of fiscal year 2007. As a result of ceasing operations at this facility, the fiscal year-to-date and previous fiscal years financial results associated with the Mexican operations in the Furniture and Cabinets segment were classified as discontinued operations beginning in the quarter ended December 31, 2006, and all prior periods were restated.

During fiscal year 2006, the Company sold a forest products hardwood lumber business unit, a business unit which produced and sold fixed-wall furniture systems, and an operation that manufactured polyurethane and polyester molded components. All three business units were part of the Furniture and Cabinets segment. The cessation of these non-core operations did not impact any of the remaining operations of the Company. The results of the above mentioned operations are reported as discontinued operations in the Company's Condensed Consolidated Financial Statements.

See Note 7 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements for more information on the discontinued operations.

Financial results of the discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

(Amounts in Thousands, Except for Per Share Data)	2007	2006	2007	2006

Net Sales of Discontinued Operations	$ --	$ 7,854	$ 8,622	$ 57,531

Operating Loss of Discontinued Operations, Net of Tax	$ (715)	$ (812)	$ (3,094)	$ (5,543)
Gain (Loss) on Disposal of Discontinued Operations, Net of Tax	143	437	(1,046)	(6,911)

Loss from Discontinued Operations, Net of Tax	$ (572)	$ (375)	$ (4,140)	$ (12,454)

Loss from Discontinued Operations per Class B Diluted Share	$ (0.01)	$ (0.01)	$ (0.10)	$ (0.33)

The following discussions are based on income from continuing operations and therefore exclude all income statement activity of the discontinued operations and the cumulative effect of the accounting change related to employee stock compensation recorded in the first quarter of fiscal year 2006.

Financial Overview - Consolidated
Third quarter fiscal year 2007 consolidated net sales of $311.6 million increased $50.9 million or 20% compared to third quarter fiscal year 2006 net sales of $260.7 million. The third quarter fiscal year 2007 consolidated net sales included $79.2 million from acquisitions that were completed during the fourth quarter of fiscal year 2006 and the third quarter of fiscal year 2007 in the Company's Electronic Contract Assemblies segment. Third quarter fiscal year 2007 consolidated income from continuing operations was $4.4 million, or $0.11 per Class B diluted share, inclusive of $0.4 million, or $0.01 per Class B diluted share, of after-tax restructuring costs. Third quarter fiscal year 2006 consolidated income from continuing operations was $7.7 million, or $0.20 per Class B diluted share, inclusive of $0.4 million, or $0.01 per Class B diluted share, of after-tax restructuring costs.

Net sales for the nine-month period ended March 31, 2007 of $948.6 million were up 21% from the same period of fiscal year 2006. The consolidated net sales for the nine-month period ended March 31, 2007 included $224.5 million from the fiscal year 2006 and 2007 acquisitions. Income from continuing operations for the nine-month period ended March 31, 2007 totaled $18.8 million, or $0.48 per Class B diluted share, inclusive of $0.8 million, or $0.02 per Class B diluted share, of after-tax restructuring costs. Income from continuing operations for the fiscal year-to-date period ended March 31, 2006 totaled $17.1 million, or $0.45 per Class B diluted share, inclusive of $2.3 million, or $0.06 per Class B diluted share, of after-tax restructuring costs.

Consolidated gross profit as a percent of net sales in the third quarter of fiscal year 2007 was 19.4% compared to 23.8% in the third quarter of fiscal year 2006. The gross profit percent in both the Furniture and Cabinets segment and the Electronic Contract Assemblies segment declined. With the fiscal year 2006 and 2007 acquisitions, the Company's sales mix is shifting toward the Electronic Contract Assemblies segment which operates at a lower gross profit percentage than the Furniture and Cabinets segment, which in turn is causing a decrease in the consolidated gross profit trend. Fiscal year-to-date 2007 consolidated gross profit as a percent of net sales also declined as compared to the prior fiscal year same period primarily due to shifting sales mix toward the Electronic Contract Assemblies segment.

Consolidated selling, general and administrative (SG&A) expenses in the third quarter of fiscal year 2007 decreased as a percent of net sales, but increased in absolute dollars compared to the third quarter of fiscal year 2006. The decline in consolidated SG&A costs as a percent of net sales was due to the leverage of the additional net sales from the acquisitions and the shift in sales mix toward the Electronic Contract Assemblies segment which has a lower SG&A percentage than the Furniture and Cabinets segment. SG&A dollars increased as a decline in incentive compensation was more than offset by the incremental administrative expenses related to the acquisitions and higher selling costs for continued investments in product marketing and promotion in the Furniture and Cabinets segment. Excluding the acquisitions, consolidated third quarter fiscal year 2007 SG&A expenses would have decreased in absolute dollars, but increased as a percent of sales due to lower sales volumes excluding the acquisitions. SG&A expenses in the 2007 fiscal year-to-date period decreased as a percent of net sales, but increased in absolute dollars. Other income in the third quarter of fiscal year 2007 approximated the third quarter fiscal year 2006 level. Other income for the nine months ended March 31, 2007 increased compared to the nine months ended March 31, 2006 in part due to higher interest and investment income.

The effective tax rate for the three and nine-month periods ended March 31, 2007 increased from the three and nine-month periods ended March 31, 2006. The increase was related to a higher mix of income being generated by domestic operations in the current fiscal year, which carry a higher effective tax rate, coupled with the negative effect of losses generated by select foreign operations in the current year which have a lower effective tax rate.

Comparing the balance sheet as of March 31, 2007 to June 30, 2006, the increased balances in the Company's receivables, inventories, goodwill, and plant, property, and equipment are primarily related to the acquisition of Reptron. Likewise, the decline in the Company's cash and short-term investment balances is primarily a result of the Reptron acquisition. An increase in accounts payable related to the Reptron acquisition was partially offset by a reduction in accounts payable at the Company's other operations. Accrued expenses declined as a large portion of the accrued incentive compensation and accrued retirement expense were paid out during the first nine months of fiscal year 2007.

Results of Operations by Segment - Three and Nine Months Ended March 31, 2007 Compared to Three and Nine Months Ended March 31, 2006

Furniture and Cabinets Segment
The Furniture and Cabinets segment net sales for the third quarter of fiscal year 2007 of $146.2 million decreased from third quarter fiscal year 2006 net sales of $149.5 million, as the planned decrease in sales of contract private label products more than offset the increased sales of branded furniture products. Nine-month net sales for fiscal year 2007 increased 1% as increased sales of branded furniture products more than offset the planned decreased sales of contract private label products. At March 31, 2007, open orders for the Furniture and Cabinets segment were approximately equal to open orders at March 31, 2006.

Third quarter fiscal year 2007 net sales of the Company's branded furniture products, which include office and hospitality furniture, totaled $145.1 million, a 3% increase from the third quarter fiscal year 2006 net sales of $141.4 million. The branded furniture products net sales increase was due to increased volumes of hospitality furniture as the office furniture volume was down. Third quarter fiscal year 2007 sales of newly introduced office furniture products which the Company began selling since the previous year third quarter approximated $5.2 million. Fiscal year-to-date net sales of branded furniture products increased 6% on higher volumes of hospitality furniture. Branded furniture products open orders at March 31, 2007 were 4% higher than open orders at March 31, 2006, as higher open orders of hospitality furniture more than offset lower open orders for office furniture.

Net sales of contract private label products declined 86% to $1.1 million in the third quarter of fiscal year 2007 compared to $8.1 million in the third quarter of fiscal year 2006. The net sales decrease within this product line was driven by the planned exit of contract private label furniture products as part of the previously announced restructuring plan. Fiscal 2007 year-to-date net sales of contract private label products declined by $20 million, or 64%, from the prior year same period. There are no remaining open orders for contract private label products.

The Furniture and Cabinets segment income from continuing operations was $2.0 million in the third quarter of fiscal year 2007, inclusive of after-tax restructuring charges of $0.3 million, compared to income from continuing operations of $5.8 million in the third quarter of fiscal year 2006, which included $0.2 million of after-tax restructuring charges. Gross profit as a percent of net sales in this segment for the third quarter declined 3.2 percentage points from the prior year primarily related to higher discounting on select office furniture products, a shift in product mix to lower margin product, and higher manufacturing overhead costs which were partially offset by price increases on select product and benefits realized from changes in warehouse and distribution strategies. SG&A costs in this segment increased in both dollars and as a percent of net sales as lower incentive compensation costs were offset by increases in other SG&A costs, including increased investments for product marketing and promotion and for additional sales staff as the Company positions itself for future sales growth. For the nine-month period ended March 31, 2007, this segment recorded income from continuing operations of $14.2 million, inclusive of after-tax restructuring charges of $0.6 million, an increase from the prior year comparable period income from continuing operations of $11.4 million, inclusive of after-tax restructuring charges of $2.1 million. The fiscal 2007 and 2006 year-to-date restructuring charges were related to the consolidation of administrative, marketing, and business development functions within this segment.

See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for more information on restructuring charges.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, supply chain cost pressures, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the future performance of the Company are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Electronic Contract Assemblies Segment
Third quarter fiscal year 2007 Electronic Contract Assemblies segment net sales of $165.3 million increased $54.2 million, or 49%, from third quarter fiscal year 2006 net sales of $111.1 million. The sales increase was driven by $79.2 million in net sales resulting from acquisitions that were completed during the fourth quarter of fiscal year 2006 and the third quarter of fiscal year 2007. Increased electronic contract assembly sales to customers in the medical and industrial control industries more than offset decreased sales to customers in the automotive industry. Excluding acquisitions, sales to customers in the industrial control industry would have declined. At March 31, 2007, open orders for the Electronic Contract Assemblies segment increased 61% from open orders at March 31, 2006 due to the inclusion of open orders of the fiscal year 2006 and 2007 acquisitions. Due to the contract nature of the Company's electronics business, open orders at a point in time may not be indicative of future sales trends. Net sales for the nine-month period ended March 31, 2007 of $487.9 million increased $164.2 million, or 51%, from the same period of fiscal year 2006. The fiscal year 2006 and 2007 acquisitions contributed $224.5 million of net sales during the nine-month period ended March 31, 2007. Increased current fiscal year-to-date sales to customers in the medical and industrial control industries more than offset decreased sales to customers in the automotive industry. On a year-to-date basis, sales to customers in the medical industry would have declined, excluding the acquisitions.

The Electronic Contract Assemblies segment third quarter fiscal year 2007 income from continuing operations totaled $1.2 million, which was an increase from the prior fiscal year third quarter income from continuing operations of $0.9 million. This segment incurred no restructuring charges in the third quarter of fiscal year 2007 and $0.2 million in the third quarter of fiscal year 2006. The increase in earnings was attributable to the incremental net income from the acquisitions. Third quarter fiscal year 2007 gross profit as a percent of net sales declined from the third quarter fiscal year 2006 level as net sales of higher margin mature products, primarily automotive products, reached end of life and were replaced with net sales of lower margin new products including certain assemblies produced at the business units acquired during the past 12 months. SG&A as a percent of net sales also declined due to lower incentive compensation costs and lower administrative employee compensation costs resulting from cost reduction efforts. The fiscal year 2007 third quarter earnings were unfavorably impacted by after-tax costs of $1.0 million related to the start-up of a manufacturing facility in China. The facility is complete, and production lines are undergoing customer certification with actual production expected to begin in the fourth quarter of fiscal year 2007. For the nine-month period ended March 31, 2007, this segment recorded income from continuing operations of $1.1 million, a decline from income from continuing operations of $2.9 million for the nine-month period ended March 31, 2006. This segment incurred after-tax restructuring charges of $0.1 million during the nine months ended March 31, 2007 and $0.2 million during the nine months ended March 31, 2006.

Beginning in the third quarter of fiscal year 2007, gross profit as a percent of sales was favorably impacted by a reduction in the pricing of select raw material which is purchased from Bayer AG or affiliates, a major customer within the Electronic Contract Assemblies segment. The selling price of the finished product back to Bayer AG or affiliates was likewise reduced by an amount equal to the material price reduction. While there was no impact to net income or net cash flows related to this pricing change, gross profit as a percent of net sales increased and SG&A as a percent of net sales increased by a similar percentage. This relationship with Bayer AG or affiliates was part of an acquisition completed in the fourth quarter of fiscal year 2006. As a result, this pricing change impacts gross profit percentage comparisons for quarters since the acquisition.

Included in this segment are a significant amount of sales to Bayer AG affiliates and TRW Automotive, Inc. Sales to these two customers accounted for the following portions of consolidated net sales and Electronic Contract Assemblies segment net sales:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2007	2006	2007	2006

Bayer AG affiliated sales as a percent of consolidated net sales	11%	1%	17%	1%
TRW sales as a percent of consolidated net sales	8%	12%	7%	13%
Bayer AG affiliated sales as a percent of Electronic Contract Assemblies segment net sales	21%	2%	33%	3%
TRW sales as a percent of Electronic Contract Assemblies segment net sales	15%	29%	14%	32%

The reduced TRW Automotive, Inc. percentages of segment and consolidated net sales were a result of certain TRW Automotive, Inc. products reaching end of life in addition to the higher total net sales base resulting from the acquisitions which likewise drove the higher percentages of net sales to Bayer AG affiliates compared to the prior year. In January 2007, Bayer AG sold its diagnostics unit, which is a customer of the Company, to Siemens AG, and thus a portion of the Company's net sales which were formerly to Bayer AG affiliates are now to Siemens AG. Sales to Bayer AG affiliates were also impacted in the third quarter of fiscal year 2007 as a result of the Company's aforementioned selling price reduction to Bayer AG affiliates which was offset by an equal reduction in the material cost. The Company also continues to focus on diversification of the Electronic Contract Assemblies segment customer base.

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

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, the contract nature of this industry, unexpected integration issues with acquisitions, and the importance of sales to large customers. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the future performance of the Company are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Liquidity and Capital Resources
The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings decreased from $149 million at June 30, 2006 to $84 million at March 31, 2007, primarily related to the cash outflow of $46 million related to the acquisition completed in February 2007.

Working capital at March 31, 2007 was $211 million compared to working capital of $231 million at June 30, 2006. The current ratio was 1.9 at March 31, 2007 and 2.0 at June 30, 2006.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO), for the nine months ended March 31, 2007 and 2006 were 43.9. The Company defines DSO as the average of monthly accounts and short-term notes receivable divided by one day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the nine months ended March 31, 2007 increased to 55.9 from 47.4 for the nine months ended March 31, 2006 as the average inventory balances did not decline in proportion to the decline in average daily organic sales volume, and the acquisitions also contributed to the increase. The Company defines PDSOH as the average of the monthly gross inventory divided by one day's cost of sales.

The Company does not disclose discontinued operations separately from continuing operations in the Condensed Consolidated Statements of Cash Flows. However, for clarity purposes, the Company does separately disclose the gain or loss on disposal of discontinued operations in cash flows from operating activities.

Operating activities generated $25 million of cash flow in the first nine months of fiscal year 2007 compared to $56 million in the first nine months of fiscal year 2006. The Company reinvested $30 million into capital investments for the future, comprised primarily of manufacturing equipment, expenditures related to the new showroom in New York, expenditures related to the construction of an electronics facility in Nanjing, China, and long-haul tractors and trailers. The Company also expended $51 million on a fiscal year-to-date basis for acquisitions, most of which relates to the acquisition of Reptron which was completed in the third quarter of fiscal year 2007. Financing cash flow activities for the first nine months of fiscal year 2007 included $18 million in dividend payments, which remained flat with the similar period of fiscal year 2006.

The Company's $75 million revolving credit facility allows for both issuances of letters of credit and cash borrowings. At March 31, 2007, the Company had $18.6 million of cash borrowings outstanding under the revolving credit facility. The Company utilized a Euro currency borrowing on the revolving credit facility in order to provide a natural currency hedge against Euro denominated intercompany notes between the US parent and the Euro functional currency subsidiaries acquired in fiscal year 2006. Also at March 31, 2007, the Company had $1.3 million of short-term borrowings outstanding under a separate foreign credit facility which is backed by the $75 million revolving credit facility. The Company issued an additional $12.5 million in letters of credit against the revolving credit facility, which reduced total availability to borrow to $42.6 million at March 31, 2007. As of March 31, 2007, the Company also had $4.8 million recorded as the current portion of long-term debt for senior secured notes, and is currently in negotiations with certain note holders to acquire the outstanding notes prior to their February 2009 due date. At June 30, 2006, the Company had $23.1 million of short-term borrowings outstanding.

The $75 million revolving credit facility also provides an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at March 31, 2007.

The Company believes its principal sources of liquidity from available funds-on-hand, cash generated from operations, and the availability of borrowing under the Company's revolving credit facility will be sufficient in fiscal year 2007 and the foreseeable future for working capital needs, share repurchases, dividends, and for funding investments in the Company's future, including potential acquisitions. The Company's primary source of funds is its ability to generate cash from operations to meet its liquidity obligations, which could be affected by factors such as a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. The Company's secondary source of funds is its revolving credit facility, which is contingent on complying with certain debt covenants. The Company does not expect the covenants to limit or restrict its ability to borrow on the facility in the foreseeable future. The Company anticipates maintaining a strong liquidity position for the next 12 months. The Company does not expect the absence of cash flows from discontinued operations to have a material effect on future liquidity and capital resources.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995, where factors could cause actual results to differ materially from forward-looking statements.

Contractual Obligations
Compared to the contractual obligations disclosure in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006, there have been no material changes to the aggregate contractual obligations of the Company outside the ordinary course of business. However, the acquisition of Reptron adds $20.3 million to the Company's purchase obligations and $3.5 million to the Company's operating lease obligations. The Company also recorded an additional $4.8 million as a current portion of long-term debt for senior secured notes related to the Reptron acquisition.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At March 31, 2007 and June 30, 2006, the reserve for returns and allowances was $3.5 million and $2.7 million, respectively. Over the past two years, the returns and allowances reserve has been approximately 2% of gross trade receivables.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at March 31, 2007 and June 30, 2006 was $1.2 million and $0.9 million, respectively, and over the past two years, this reserve has approximated 1% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 16% and 24% of consolidated inventories at March 31, 2007 and June 30, 2006, respectively, including approximately 86% and 83% of the Furniture and Cabinets segment inventories at March 31, 2007 and June 30, 2006, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and actuarial analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At March 31, 2007 and June 30, 2006, the Company's accrued liabilities for self-insurance exposure were $7.0 million and $7.2 million, respectively, excluding immaterial amounts held in a voluntary employees' beneficiary association (VEBA) trust.

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

Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "estimates," "projects," "expects," "anticipates" and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, general economic conditions, significant volume reductions from key contract customers, loss of key customers or suppliers within specific industries, availability or cost of raw materials, increased competitive pricing pressures reflecting excess industry capacities, foreign currency exchange rate fluctuations or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2007, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

During the third quarter of fiscal year 2007, the Company acquired Reptron Electronics, Inc.  This acquisition incorporated new financial systems and new processes into the Company's internal controls.

There have been no other changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [2]

Month #1 (January 1-January 31, 2007)	50,994	$25.42	--	2,000,000
Month #2 (February 1-February 28, 2007)	--	--	--	2,000,000
Month #3 (March 1-March 31, 2007)	1,380	19.28	--	2,000,000

Total	52,374	$25.26	--

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

Item 6.  Exhibits

    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(2(a))  Agreement and Plan of Merger by and among Kimball Electronics Manufacturing, Inc., Gator Electronics, Inc. and Reptron Electronics, Inc., dated as of December 18, 2006 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 19, 2006)

(2(b))  Amendment to Agreement and Plan of Merger by and among Kimball Electronics Manufacturing, Inc., Gator Electronics, Inc. and Reptron Electronics, Inc., dated as of February 5, 2007 (Incorporated by reference to Exhibit 2(b) to the Company's Form 10-Q for the period ended December 31, 2006)

(3(a))  Amended and restated Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2002)

(3(b))  Restated By-laws of the Company (Incorporated by reference to the Company's Form 10-Q for the period ended December 31, 2005)

(4)  Agreement to Furnish Debt Instruments

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
May 7, 2007

By:	/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
May 7, 2007

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description

2(a)	Agreement and Plan of Merger by and among Kimball Electronics Manufacturing, Inc., Gator Electronics, Inc. and Reptron Electronics, Inc., dated as of December 18, 2006 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 19, 2006)
2(b)	Amendment to Agreement and Plan of Merger by and among Kimball Electronics Manufacturing, Inc., Gator Electronics, Inc. and Reptron Electronics, Inc., dated as of February 5, 2007 (Incorporated by reference to Exhibit 2(b) to the Company's Form 10-Q for the period ended December 31, 2006)
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-K for the year ended June 30, 2002)
3(b)	Restated By-laws of the Company (Incorporated by reference to the Company's Form 10-Q for the period ended December 31, 2005)
4	Agreement to Furnish Debt Instruments
10	Summary of Director and Named Executive Officer Compensation
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002