Form 10-K
period 2007-06-30
KIMBALL INTERNATIONAL INC
filed 2007-08-31
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
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
Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of each exchange on which registered

Class B Common Stock, par value $0.05 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, par value $0.05 per share

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
Large accelerated filer __ Accelerated filer X Non-accelerated filer __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X
Class A Common Stock is not publicly traded and, therefore, no market value is available, but it is convertible on a one-for-one basis for Class B Common Stock which would indicate an equal value. The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 29, 2006 (the last business day of the Registrant's most recently completed second fiscal quarter) was $623.5 million, based on 94.6% of Class B Common Stock held by non-affiliates.
The number of shares outstanding of the Registrant's common stock as of August 17, 2007 was: Class A Common Stock - 11,630,871 shares Class B Common Stock - 26,369,169 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 16, 2007, are incorporated by reference into Part III.

KIMBALL INTERNATIONAL, INC.
FORM 10-K INDEX

PART I

Item 1 - Business

General

As used herein, the term "Company" refers to Kimball International, Inc., the Registrant, and its subsidiaries unless the context indicates otherwise.

The Company was incorporated in Indiana in 1939. The corporate headquarters is located at 1600 Royal Street, Jasper, Indiana.

The Company provides a variety of products from its two business segments: the Furniture segment and the Electronic Contract Assemblies segment. The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. Production occurs in Company-owned or leased facilities located in the United States, Mexico, Thailand, China, Poland, Ireland, and the United Kingdom. In the United States, the Company has facilities and showrooms in 12 states and the District of Columbia.

The Company's Furniture segment was previously referred to as the Furniture and Cabinets segment.

  Available Information

We make available free of charge through our website, www.ir.kimball.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). All reports we file with the SEC are also available via the SEC website, www.sec.gov, or may be read and copied at the SEC Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company's Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

  Acquisitions

During the third quarter of fiscal year 2007, the Company acquired Reptron Electronics, Inc. ("Reptron"), a U.S. based electronics manufacturing services company which provides engineering services, electronics manufacturing services, and display integration services. Reptron had four manufacturing operations located in Tampa, Florida; Hibbing, Minnesota; Gaylord, Michigan; and Fremont, California. The acquisition is included in the Company's Electronic Contract Assemblies segment and will increase the Company's capabilities and expertise in support of the Company's long-term strategy to grow business in the medical electronics and high-end industrial sectors.

During the fourth quarter of fiscal year 2006, the Company acquired the Bridgend, Wales, UK manufacturing operations of Bayer Diagnostics Manufacturing Limited ("BDML") and its parent company, Bayer HealthCare LLC, a member of the worldwide group of companies headed by Bayer AG. This acquisition better positions the Electronic Contract Assemblies segment of the Company to capitalize on growth opportunities in the medical market. The BDML workforce and their capabilities have added to the Electronics' segment package of value that is offered to medical customers. Also during the fourth quarter of fiscal year 2006, the Company acquired a printed circuit board assembly operation in Longford, Ireland from Magna Donnelly Electronics Longford Limited. Both of these acquisitions emphasize the Company's strategic expansion of global capabilities and responsiveness in serving its customers.

The acquisitions are discussed in further detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and in Note 2 - Acquisitions of Notes to Consolidated Financial Statements.

  Restructuring

During the fourth quarter of fiscal year 2007, the Company finalized a restructuring plan within the Electronic Contract Assemblies segment to exit a manufacturing facility located in Gaylord, Michigan.  This facility was one of four facilities acquired in the acquisition of Reptron.  With the acquisition, the Company recognized it would have excess capacity in North America.  Management developed a plan as of the acquisition date to consolidate capacity within the acquired facilities.  Based on a review of future growth potential in various geographies and input from existing customers regarding future capacity needs, it was determined that the Gaylord facility's automotive electronics business would transfer to other electronics manufacturing sites located in Jasper, Indiana and Nanjing, China.  The Gaylord facility and some of the equipment will be sold.  The Company expects to cease production during the second quarter of fiscal year 2008 and complete all restructuring activities by the fourth quarter of fiscal year 2008.  Planned expenditures include employee severance and transition costs which have been recognized as part of the purchase price allocation, not impacting earnings, and an immaterial amount related to inventory transfers and post-closing activities which will impact earnings as the costs are incurred.

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

As part of the Company's plan to sharpen focus and simplify business processes within the Furniture segment, the Company announced during the first quarter of fiscal year 2006, a plan which included consolidation of administrative, marketing, and business development functions to better serve the segment's primary markets. To simplify and standardize business processes, a portion of the Company's Enterprise Resource Planning (ERP) software is being redesigned. Expenses related to this plan include software impairment, accelerated amortization, employee severance, and other consolidation costs. The ERP redesign efforts are expected to continue during approximately the next year.

Additional information regarding the Company's restructuring activities is located in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and in Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements.

  Discontinued Operations

During the first quarter of fiscal year 2007, the Company approved a plan to exit the production of wood rear projection television ("PTV") cabinets and stands within the Furniture segment, which resulted in the exit of the Company's Juarez, Mexico operation. For some time, the market demand for wood rear PTV cabinets had been declining due to the market shift to plasma and LCD large-screen televisions, and the Company responded to this trend. In August 2004, the Company sold the building in Juarez and subsequently leased back a much smaller manufacturing footprint in the same facility to reduce excess capacity. Thereafter, during fiscal year 2006, the Company further consolidated its two Mexican wood rear PTV cabinet and stand operations into the one smaller Juarez facility. Production ceased at the Juarez facility during the second quarter of fiscal year 2007, and all inventory has been sold. Miscellaneous wrap-up activities including disposition of remaining equipment were complete as of June 30, 2007. The lease on the building expires in August 2009, and the Company is attempting to sublease its portion of the facility. As a result of ceasing operations at this facility, the fiscal year-to-date and previous fiscal years financial results associated with the Mexican operations in the Furniture segment were classified as discontinued operations beginning in the quarter ended December 31, 2006, and all prior periods were restated. The discontinued operations are discussed in further detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and in Note 18 - Discontinued Operations of Notes to Consolidated Financial Statements.

  Sales by Product Line and Segment

Sales from continuing operations by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 2007 were as follows:

(Amounts in Thousands)	2007	2006	2005

Furniture segment
Branded Furniture Product Line	$ 602,903	$ 573,759	$ 512,801
Contract Private Label Furniture Product Line	11,059	38,830	51,017

Total	$ 613,962	$ 612,589	$ 563,818
Electronic Contract Assemblies segment	672,968	496,706	439,696
Unallocated Corporate	--	254	872

Kimball International, Inc.	$1,286,930	$1,109,549	$1,004,386

Sales of contract private label products decreased in conjunction with the planned exit of this product line.

Financial information by segment and geographic area for each of the three years in the period ended June 30, 2007 is included in Note 14 - Segment and Geographic Area Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Segments

   Furniture

  Overview

Since 1950, the Company has produced wood furniture and cabinets. During fiscal year 2007, the Company ceased manufacturing contract private label products as it increased focus on core markets. These core markets include office furniture sold under the Kimball Office and National Office Furniture brand names and hospitality furniture sold under the Kimball Hospitality brand name. Kimball Office and National Office Furniture provide office furniture solutions for private offices, open floor plan areas, conference rooms, training rooms, lobby, and lounge areas with a vast mix of wood, metal, laminate, paint, and fabric options.  Products include desks and credenzas, seating, tables, systems/dividers, filing and storage units, and accessories such as audio visual boards and task lighting.  Additionally, Kimball Office sells floor-to-ceiling room dividers and wall panels.  Kimball Office products tend to focus on the more complex customer solutions and National Office Furniture products are geared more to the mid-market/less complex/lower cost aspect of the office furniture market.  Kimball Hospitality provides furniture solutions for hotel properties, timeshare properties, condominiums, and mixed use developments.  Products include room headboards and footboards, desks, tables, floor-to-ceiling wall panels, in-room seating, lobby and lounge furniture, and headboard lighting.  Also included in this segment are the Company's trucking fleet and customer fulfillment centers, which handle primarily product of this segment; but certain logistics services, such as backhauls, are sold on a contract basis. Sales revenue of the Furniture segment is generally not affected by seasonality with the exception of certain product lines which are impacted by the buying patterns of customers such as the U.S. Federal Government whose purchases of the Company's product are generally higher in the first half of the Company's fiscal year.

  Locations

The Company's office and hospitality furniture products as of June 30, 2007 are produced at eleven plants: eight located in Indiana, two in Kentucky, and one in Idaho. The Company continually assesses manufacturing capacity and has adjusted such capacity in recent years. During fiscal year 2007, the Company ceased production at its leased furniture manufacturing facility in Mexico and is attempting to sublease the facility.

A facility in Indiana houses shared services such as engineering, finish development, and sample production. Another facility in Indiana houses an Education Center for dealer and employee training, a Research and Development Center, and a Corporate Showroom for product display. Office space is leased in Dongguan, Guangdong, China to facilitate sourcing of product from Pacific Rim countries. Office furniture showrooms are maintained in nine cities in the United States.

  Marketing Channels

Kimball Office and National brands of office furniture are marketed through Company salespersons to end users, office furniture dealers, wholesalers, rental companies, and catalog houses throughout North America and on an international basis. Hospitality furniture is marketed to end users using independent manufacturers' representatives.

  Major Competitive Factors

The Company's furniture is sold in the office furniture and hospitality furniture industries. These industries have similar major competitive factors which include price in relation to quality and appearance, the utility of the product, supplier lead time, reliability of on-time delivery, and the ability to respond to requests for special and non-standard products. The Company offers payment terms similar to industry standards and in unique circumstances may allow alternate payment terms.

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

The Company's competition includes office furniture manufacturers such as Steelcase, Inc., Herman Miller, Inc., Knoll, Inc., Haworth, Inc., and HNI Corporation and hospitality furniture manufacturers such as American of Martinsville, Fleetwood Fine Furniture, Inc., Thomasville Furniture Industries, Inc., and Fairmont Designs.

  Raw Material Availability

Certain components used in the production of furniture are manufactured internally within the segment and are generally readily available, as are other raw materials used in the production of wood furniture. With the exception of rolled steel, raw materials used in the manufacture of metal office furniture have been readily available in the global market. While we have been able to maintain an appropriate supply of rolled steel to meet demand, general supply limitations in the market are impacting our costs. Certain fabricated seating components and wood frame assemblies as well as finished furniture products, which are generally readily available, are sourced on a global scale in an effort to provide a quality product at the lowest total cost.

   Electronic Contract Assemblies

  Overview

The Company entered the electronic manufacturing services (EMS) market in 1985 with knowledge acquired from the production of electronic organs, which were first produced in 1963. The Company's focus is on electronic assemblies that have high durability requirements such as automotive, medical, industrial, and public safety applications. Electronics and electro-mechanical products (electronic assemblies) are sold globally on a contract basis and produced to customers' specifications. The Company's engineering and manufacturing services primarily entail the insertion and attachment of microchips and other electronic capacitors and conductors in ever more complex and smaller designs onto multi-layered circuit boards, the production of wiring harnesses and other electronic equipment, assembling such into sub or final products, testing of products under a series of harsh conditions, and assembly and packaging of electronic and other related products, all to the specifications and designs of our customers.  Integrated throughout this segment is customer program management over the life cycle of the product along with supply chain management, which affords customers the opportunity to focus their attention and resources to sales, marketing, and product development as they sell their unique end products under their brand name into various markets and industries.

During the fourth quarter of fiscal year 2006, the Company acquired an operation in Wales, United Kingdom which currently provides manufacturing services for medical diagnostic systems such as assembling and packaging medical test strips and assembling and testing of electronic diagnostic testers. This facility is FDA certified and was acquired to support the Company's efforts to capitalize on growth opportunities in the medical market. The Company also acquired a printed circuit board assembly operation in Longford, Ireland during the fourth quarter of fiscal year 2006. Late in fiscal year 2007, the Company began production in a manufacturing facility built in Nanjing, China. During the third quarter of fiscal year 2007, the Company also acquired Reptron whereby Reptron became a wholly-owned subsidiary of the Company. The acquisition of Reptron will increase the Company's capabilities and expertise in support of the Company's long-term strategy to grow in the medical and industrial control markets.

Sales revenue of the Electronic Contract Assemblies segment is generally not affected by seasonality with the exception of the buying patterns of automotive industry customers whose purchases of the Company's product are generally lower in the first quarter of the Company's fiscal year.

  Locations

As of June 30, 2007 the Company's Electronic Contract Assemblies segment consists of twelve manufacturing facilities with two located in Indiana and one in each of Florida, Michigan, Minnesota, California, China, Mexico, Thailand, Poland, Ireland, and the United Kingdom. During fiscal year 2007, the Company exited one Indiana facility not included above pursuant to a restructuring plan announced during fiscal year 2006 which was driven by excess North American capacity. The Florida, Michigan, Minnesota, and California facilities were acquired via the Reptron acquisition during fiscal year 2007. The Ireland and United Kingdom facilities were acquired by the Company during fiscal year 2006. The contract electronics manufacturing industry in general has been faced with excess capacity. The Company has not been immune to the economic slowdown and continually evaluates its operations as to the most optimum capacity and service levels by geographic region and has announced plans to exit the above-mentioned Michigan facility. Operations located outside of the United States continue to be an integral part of the Company's Electronic Contract Assemblies segment. See Item 1A - Risk Factors for information regarding financial and operational risks related to the Company's international operations.

  Marketing Channels

Manufacturing and engineering services are marketed by the Company's business development team. Contract electronic assemblies are manufactured based on specific orders, generally resulting in a small amount of finished goods consisting primarily of goods awaiting shipment to specific customers.

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

  Competitors

The EMS industry is very competitive as numerous manufacturers of contract electronic assemblies compete for business from existing and potential customers. The Company's competition includes EMS companies such as Benchmark Electronics, Inc., Jabil Circuit, Inc., and Plexus Corp. The Company does not have a significant share of the EMS market.

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

  Customer Concentration

While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the automotive, industrial, and medical industries. As a result of the acquisition of the Bridgend, Wales, UK manufacturing operations of Bayer Diagnostics Manufacturing Limited in the Company's fourth quarter of fiscal year 2006, sales to Bayer AG entities under common control are significant and accounted for approximately 30% of this segment's net sales in fiscal year 2007, compared to 13% in fiscal year 2006 and 4% in fiscal year 2005. Sales to Bayer AG companies accounted for approximately 15% of the Company's consolidated net sales in fiscal year 2007, compared to 6% and 2% in fiscal years 2006 and 2005, respectively. Also included in this segment are sales of electronic assemblies to TRW Automotive, Inc., a full-service automotive supplier, which accounted for approximately 14% of this segment's net sales in fiscal year 2007, compared to 27% in fiscal year 2006 and 30% in fiscal year 2005. Sales to TRW Automotive, Inc. accounted for approximately 8% of the Company's consolidated net sales in fiscal year 2007, compared to 12% and 13% in fiscal years 2006 and 2005, respectively. TRW Automotive, Inc. sells complete braking assemblies, in part manufactured by the Company, to several major automotive companies, most with multiple braking assembly programs that span multiple vehicle platforms, which partially mitigates the Company's exposure to this customer. The Company also supplies electronic power steering products to TRW Automotive, Inc.

Other Information

  Backlog

At June 30, 2007, the aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, were $331.0 million as compared to $227.3 million at June 30, 2006.

	June 30, 2007	June 30, 2006
(Amounts in Millions)
Furniture	$ 95.3	$ 96.7
Electronic Contract Assemblies	235.7	130.6

Total Backlog of Continuing Operations	$ 331.0	$ 227.3

Substantially all of the open orders as of June 30, 2007 are expected to be filled within the next fiscal year. Open orders as of June 30, 2007 include open orders of the Reptron acquisition made during fiscal year 2007, and open orders as of June 30, 2006 exclude open orders related to all discontinued operations. Open orders generally may not be indicative of future sales trends.

  Research, Patents, and Trademarks

Research and development activities include the development of manufacturing processes, major process improvements, new product development and product redesign, information technology initiatives, and electronic and wood related technologies.

Research and development costs were approximately as follows:

	Year Ended June 30

	2007	2006	2005
(Amounts in Millions)
Research and Development Costs of Continuing Operations	$17	$15	$18

The Company owns the Kimball (registered trademark) trademark, which it believes is significant to its office furniture, hospitality furniture, and electronics businesses, and owns the following patents and trademarks which it believes are significant to its furniture business only: National (registered trademark), Cetra (registered trademark), Footprint (registered trademark), Traxx (patented and registered trademark), Interworks (registered trademark), Xsite (registered trademark), Definition (registered trademark), Skye (registered trademark), WaveWorks (registered trademark), Senator (registered trademark), President, and Prevail (registered trademark). The Company also owns certain patents and other trademarks and has certain other trademark and patent applications pending, which in the Company's opinion are not significant to its business. Patents owned by the Company expire at various times depending on the patent's date of issuance.

  Environment and Energy Matters

The Company's operations are subject to various foreign, federal, state, and local laws and regulations with respect to environmental matters. The Company believes that it is in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.

The Company is dedicated to excellence, leadership, and stewardship in matters of protecting the environment and communities in which the Company has operations. Reinforcing the Company's commitment to the environment, four of the Company's showrooms have been designed under the guidelines of the U.S. Green Building Council's LEED (Leadership in Energy and Environmental Design) for Commercial Interiors program. The Company believes that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2009, will not represent a material portion of total capital expenditures during those years.

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

  Employees

	June 30, 2007	June 30, 2006

United States	5,540	4,724
Foreign Countries	2,020	2,319

Total Full-Time Employees of Continuing Operations	7,560	7,043

The Company has a collective bargaining agreement with employees at the Hibbing, Minnesota manufacturing operation acquired during fiscal year 2007. The Company has no other collective bargaining agreements with its domestic employees.  Approximately 3% of the Company's domestic employees are covered by a collective bargaining agreement, and the agreement does not expire during the Company's fiscal year 2008.  All of the Company's foreign operations are subject to collective bargaining arrangements, many mandated by government regulation or customs of the particular countries. The Company believes that its employee relations are good.

Forward-Looking Statements

This document may contain certain forward-looking statements. These are statements made by management, using their best business judgment based upon facts known at the time of the statements or reasonable estimates, about future results, plans, or future performance and business of the Company. Such statements involve risk, uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. They should not be construed as a guarantee that such results or events will, in fact, occur or be realized. The statements may be identified by the use of words such as "believes", "anticipates", "expects", "intends", "projects", "estimates," and similar expressions. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. Additional information regarding risk factors is available in "Item 1A - Risk Factors" of this report. The Company makes no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required in current and quarterly periodic reports filed with the SEC or otherwise by law.

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

  new hotel and casino construction and refurbishment rates;

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

The Company must make decisions based on order volumes in order to achieve efficiency in manufacturing capacities.  These decisions include determining what level of additional business to accept, production schedules, component procurement commitments, and personnel requirements, among various other considerations. The Company must constantly monitor the changing economic landscape and may modify its strategic direction based upon the changing business environment. If the Company does not react quickly enough to the changes in market or economic conditions, it could result in lost customers, decreased market share, and increased operating costs.

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

The Company faces pricing pressures that could adversely affect the Company's financial position, results of operations or cash flows. The Company faces pricing pressures in both of its segments, especially the Electronic Contract Assemblies segment, as a result of intense competition, emerging products or over-capacity. While the Company works toward reducing costs to respond to pricing pressures, if the Company cannot achieve the proportionate reductions in costs, profit margins may suffer.  As end markets dictate, the Company is continually assessing excess capacity and developing plans to better utilize manufacturing operations, including consolidating and shifting manufacturing capacity to lower cost venues as necessary.

Reduction of purchases by or the loss of one or more key customers could reduce revenues and profitability. Losses of key contract customers within specific industries or significant volume reductions from key contract customers are both risks. In addition, continuing success of the Company is dependent upon replacing expiring contract customers/programs with new customers/programs. One of the Company's customers, TRW Automotive, Inc., accounted for approximately 8%, 12%, and 13% of consolidated net sales in fiscal years 2007, 2006, and 2005, respectively. As a result of the acquisition of the Bridgend, Wales, UK manufacturing operations of Bayer Diagnostics Manufacturing Limited in the Company's fourth quarter of fiscal year 2006, sales to Bayer are also significant and accounted for 15%, 6%, and 2% of consolidated net sales in fiscal years 2007, 2006, and 2005, respectively. Significant declines in the level of purchases by these customers within the Electronic Contract Assemblies segment or other key customers in either of the Company's segments, or the loss of a significant number of customers, could have a material adverse effect on business. In addition, the nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently, and new customer and program start-ups generally cause losses early in the life of a program. Furthermore, the Company is exposed to the credit risk of customers, including risk of bankruptcy, and is subject to losses from accounts receivable.

The Company's future operating results depend on the ability to purchase a sufficient amount of materials, parts, and components at competitive prices. The Company depends on suppliers globally to provide timely delivery of materials, parts, and components for use in the Company's products. Maintaining strong relationships with key suppliers of components critical to the manufacturing process is essential. If suppliers fail to meet commitments to the Company in terms of price, delivery or quality, it could interrupt the Company's operations and negatively impact the Company's ability to meet commitments to customers.

The Company could be adversely affected by increased commodity costs or availability of raw materials. Price increases of commodity components could have an adverse impact on profitability if the Company cannot offset such increases with other cost reductions or by price increases to customers. In recent years, the Company has experienced increases in the prices of key commodities used in Furniture segment products, such as steel and wood composite sheet stock.  Raw materials utilized by the Company are generally available, but future availability is unknown and could impact the Company's ability to meet customer order requirements.

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

The Company's restructuring efforts may not be successful. During fiscal year 2007, the Company announced a restructuring plan to exit an electronics manufacturing facility in Gaylord, Michigan which was one of four facilities obtained via the Reptron acquisition.  With the acquisition, the Company recognized it would have excess capacity in North America, thus management developed a plan as of the acquisition date to consolidate capacity within the acquired facilities.  During fiscal year 2006, the Company announced restructuring activities that included increasing its focus within the Furniture segment to better serve primary markets. The plan includes the consolidation of administrative, marketing, and business development functions within the Furniture segment, which is not yet complete. While the Company believes that these actions will result in a more competitive position and should also reduce certain costs, there are inherent risks in making these types of organizational changes. The Company continually evaluates its manufacturing capabilities and capacities in relation to current and anticipated market conditions. The success of restructuring initiatives is dependent on several factors and may not be accomplished as quickly or effectively as anticipated.

Acquisitions by their nature may present risks to the Company. The Company's sales growth plans may occur through both organic growth and acquisitions. Acquisitions involve many risks, including:

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

Start-up operations could present risks to the Company's current operations. The Company is committed to growing its business, and therefore from time to time the Company may determine that it would be in its best interests to start up a new operation. Start-up operations involve a number of risks and uncertainties, such as funding the capital expenditures related to the start-up operation, developing a management team for the new operation, diversion of management focus away from current operations, and creation of excess capacity. Any of these risks could have a material adverse effect on the Company's financial position, results of operations or cash flows.  A successful start-up of the Electronic Contract Assemblies segment operation in China is critical for securing future customers for this newly constructed operation.  The Company has recently received final customer approval to start production in this facility.

Our international operations involve financial and operational risks. The Company has operations outside the United States, primarily in China, Thailand, Poland, Ireland, the United Kingdom, and Mexico. The Company's international operations are subject to a number of risks, which may include the following:

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

If the Company's efforts to introduce new products are not successful, this could limit sales growth or cause sales to decline. The Electronic Contract Assemblies segment depends on industries that utilize technologically advanced electronics components which often have short life cycles. The Company must continue to invest in advanced equipment and product development to remain competitive in this area. The Furniture segment regularly introduces new products to keep pace with workplace trends and evolving regulatory and industry requirements, including environmental, health, safety, and similar standards for the workplace and for product performance. The introduction of new products requires the coordination of the design, manufacturing, and marketing of such products. The design and engineering of certain new products can take up to two years or more, and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular product may be delayed or be less successful than originally anticipated by the Company. Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit sales growth or cause sales to decline.

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

A loss of independent manufacturing representatives, dealers, or other sales channels could lead to a decline in sales of the Company's Furniture segment products. The Company's office furniture is marketed primarily through Company salespersons to end users, office furniture dealers, wholesalers, rental companies, and catalog houses. The Company's hospitality furniture is marketed to end users using independent manufacturing representatives. A significant loss within any of these sales channels could result in a sales decline and thus have an adverse impact on the Company's financial position, results of operations or cash flows.

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

The Company's assets could become impaired. As business conditions change, the Company must continually evaluate and work toward the optimum asset base. It is possible that certain assets such as, but not limited to, facilities, equipment, intangible assets, or goodwill could be impaired at some point in the future depending on changing business conditions. If assets of the Company become impaired the result could be an adverse impact on the Company's financial position and results of operations.

There are inherent uncertainties involved in estimates, judgments, and assumptions used in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Any changes in estimates, judgments and assumptions could have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company's financial statements filed with the Securities and Exchange Commission are prepared in accordance with U.S. GAAP and the preparation of such financial statements includes making estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, and related reserves, revenues, expenses, and income. Estimates are inherently subject to change in the future, and such changes could result in corresponding changes to the amounts of assets, liabilities, income or expenses and likewise could have an adverse effect on the Company's financial position, results of operations or cash flows.

The Company could be subject to additional tax liabilities, interest, and penalties. The Company is subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Judgment is required in determining the worldwide provision for income taxes, other tax liabilities, interest, and penalties. Future events could change management's assessment. The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. The Company has also made assumptions about the realization of deferred tax assets. Changes in these assumptions could result in a valuation allowance for these assets. Final determination of tax audits or tax disputes may be different from what is currently reflected by the Company's income tax provisions and accruals.

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

An inability to protect the Company's intellectual property could have a significant impact on business. The Company attempts to protect its intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign laws concerning proprietary rights, the Company's intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States, and therefore in some parts of the world the Company has limited protections, if any, for its intellectual property. Competing effectively depends, to a significant extent, on maintaining the proprietary nature of the Company's intellectual property. The degree of protection offered by the claims of the various patents and trademarks may not be broad enough to provide significant proprietary protection or competitive advantages to the Company, and patents or trademarks may not be issued on pending or contemplated applications. In addition, not all of the Company's products are covered by patents. It is also possible that the Company's patents and trademarks may be challenged, invalidated, cancelled, narrowed or circumvented.

A third party could claim that the Company has infringed on their intellectual property rights. The Company could be notified of a claim regarding intellectual property rights which could lead to the Company spending time and money to defend or address the claim. Even if the claim is without merit, it could result in substantial costs and diversion of resources.

The Company's insurance may not adequately protect the Company from liabilities related to product defects. The Company maintains product liability and other insurance coverage that the Company believes to be generally in accordance with industry practices. However, our insurance coverage may not be adequate to protect the Company fully against substantial claims and costs that may arise from liabilities related to product defects, particularly if the Company has a large number of defective products or if the root cause is disputed.

The Company's failure to maintain Food and Drug Administration (FDA) registration of one or more of its registered manufacturing facilities could negatively impact the Company's ability to produce products for customers in the medical industry.  The Company is diversifying the Electronic Contract Assemblies segment which includes increasing sales to customers in the regulated medical industry.  To maintain FDA registration, the Company is subject to FDA audits of the manufacturing process.  FDA audit failure could result in a partial or total suspension of production, fines, or criminal prosecution. Failure or noncompliance could have an adverse effect on the Company's reputation in addition to an adverse impact on the Company's financial position and results of operations.

The Company is subject to extensive environmental regulation and significant potential environmental liabilities. The past and present operation and ownership by the Company of manufacturing plants and real property are subject to extensive and changing federal, state, local, and foreign environmental laws and regulations, including those relating to discharges in air, water, and land, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with releases of hazardous substances. The Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by the Company, some of which could be material. In addition, any investigations or remedial efforts relating to environmental matters could involve material costs or otherwise result in material liabilities.

The Company's failure to retain the existing management team and continue to attract qualified personnel could adversely affect the Company's business. The Company's culture and guiding principles focus on continuous training, motivating, and development of employees, and it strives to attract, motivate, and retain qualified managerial personnel. Failure to retain and attract qualified personnel could adversely affect the Company's business.

Turnover in personnel could cause manufacturing inefficiencies. The demand for manufacturing labor in certain geographic areas makes it difficult to retain experienced production employees. Turnover could result in additional training and inefficiencies that could impact the Company's operating results.

Natural disasters or other catastrophic events may impact the Company's production schedules and, in turn, negatively impact profitability. Natural disasters or other catastrophic events, including severe weather, terrorist attacks, power interruptions, and fires, could disrupt operations and likewise the ability to produce or deliver the Company's products.  The Company's manufacturing operations require significant amounts of energy, including natural gas and oil, and governmental regulations control the allocation of such fuels to the Company.  In the event the Company experiences a temporary or permanent interruption in its ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in delayed or lost sales of the Company's products. In addition, any continuing disruption in the Company's computer system could adversely affect the ability to receive and process customer orders, manufacture products, and ship products on a timely basis, and could adversely affect relations with customers, potentially resulting in reduction in orders from customers or loss of customers. The Company maintains insurance to help protect the Company from costs relating to these matters but such may not be sufficient or paid in a timely manner to the Company in the event of such an interruption.

The requirements of being a public company may strain the Company's resources and distract management. The Company is subject to the reporting requirements of federal securities laws, including the Sarbanes-Oxley Act of 2002. Among other requirements, the Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. The Company has, and expects to continue to, expend significant management time and resources maintaining documentation and testing internal control over financial reporting. While management's evaluation as of June 30, 2007 resulted in the conclusion that the Company's internal control over financial reporting was effective as of that date, the Company cannot predict the outcome of testing in future periods. If the Company concludes in future periods that its internal control over financial reporting is not effective, or if its independent registered public accounting firm is not able to render the required attestations, it could result in lost investor confidence in the accuracy, reliability, and completeness of the Company's financial reports.

The value of the Company's common stock may experience substantial fluctuations for reasons over which the Company has little control. The value of common stock could fluctuate substantially based on a variety of factors, including, among others:

  actual or anticipated fluctuations in operating results;

  announcements concerning the Company, competitors or industry;

  overall volatility of the stock market;

  changes in government regulations;

  changes in the financial estimates of securities analysts or investors regarding the Company, the industry or competitors; and

  general market or economic conditions.

Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in results of operations and general economic, political, and market conditions, may adversely affect the value of the Company's common stock.

  Item 1B - Unresolved Staff Comments

None.

  Item 2 - Properties

The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, as of June 30, 2007, are as follows:

	Number of Facilities

	Furniture	Electronic Contract Assemblies	Unallocated Corporate	Total

Indiana	15	2	6	23
Kentucky	2			2
Florida		1		1
Minnesota		1		1
Michigan		1		1
California	1	1		2
Idaho	1			1
Mexico		1		1
Thailand		1		1
Poland		1		1
China	1	1		2
United Kingdom		1		1
Ireland		1		1

Total Facilities	20	12	6	38

The listed facilities occupy approximately 5,430,000 square feet in aggregate, of which approximately 5,110,000 square feet are owned and 320,000 square feet are leased. Square footage of these facilities is summarized by segment as follows:

	Approximate Square Footage

	Furniture	Electronic Contract Assemblies	Unallocated Corporate	Total

Owned	3,736,000	1,016,000	358,000	5,110,000
Leased	21,000	279,000	20,000	320,000

Total	3,757,000	1,295,000	378,000	5,430,000

During fiscal year 2007, within the Electronic Contract Assemblies segment, the Company exited an Auburn, Indiana facility, and as a result of the Reptron acquisition, now occupies facilities in Florida, Michigan, Minnesota, and California.  The Company plans to exit the Michigan facility during fiscal year 2008.  The Electronic Contract Assemblies segment manufacturing facility constructed in China began production during the latter portion of fiscal year 2007.  Also during fiscal year 2007, the Company ceased production at its leased Furniture segment manufacturing facility in Mexico.

Included in Unallocated Corporate are executive, national sales and administrative offices, a recycling facility, a child development facility, and a training and education center and corporate showroom.  The Company sold the child development facility during the first quarter of fiscal year 2008.

All leased and owned facilities of the Company, including those major facilities listed above plus leased furniture showroom areas, total approximately 6.2 million square feet.  Several unutilized facilities are held for sale or offered for lease. (See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases.)

Generally, properties are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize a reduced second or third shift. Due to sales fluctuations, not all facilities were utilized at normal capacity during the 2007 fiscal year.

Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.

Operating leases for all facilities and related land, including idle facilities and eight leased showroom facilities, total 715,000 square feet and expire from fiscal year 2008-2056 with many of the leases subject to renewal options. The leased showroom facilities are in seven states and the District of Columbia.

The Company owns approximately 27,900 acres of land which includes land where various Company facilities reside, including approximately 27,300 acres generally for hardwood timber reserves and approximately 180 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities, and for possible future expansions).  The Company leases approximately six acres of land in Laem Chabang, Thailand where it has an electronics manufacturing facility, with the lease expiring in 2030.   The Company also leases approximately nine acres in Nanjing, China where it has an electronics manufacturing facility, with the lease expiring in 2056.

Item 3 - Legal Proceedings

The Registrant and its subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business, which individually, or in aggregate, are not expected to be material.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2007.

Executive Officers of the Registrant

The executive officers of the Registrant as of August 31, 2007 are as follows:

(Age as of August 31, 2007)

Name	Age	Office and Area of Responsibility	Executive Officer Since

James C. Thyen	63	President, Chief Executive Officer, Director	1974
Douglas A. Habig	60	Chairman of the Board	1975
Robert F. Schneider	46	Executive Vice President, Chief Financial Officer	1992
Donald D. Charron	43	Executive Vice President, President-Kimball Electronics Group	1999
P. Daniel Miller	59	Executive Vice President, President-Furniture	2000
Michelle R. Schroeder	42	Vice President, Corporate Controller (functioning as Principal Accounting Officer)	2003
John H. Kahle	50	Executive Vice President, General Counsel, Secretary	2004
Gary W. Schwartz	59	Executive Vice President, Chief Information Officer	2004

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

PART II

Item 5 - Market for Registrant's Common Equity, Related Share Owner Matters and Issuer Purchases of Equity Securities

Market Prices

The Company's Class B Common Stock trades on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol: KBALB.   High and low sales prices by quarter for the last two fiscal years as quoted by the NASDAQ system are as follows:

	2007		2006

	High	Low	High	Low

First Quarter	$20.20	$16.00	$14.34	$11.84
Second Quarter	$25.95	$18.72	$12.36	$10.25
Third Quarter	$25.72	$18.51	$15.36	$10.65
Fourth Quarter	$20.04	$12.85	$19.72	$14.06

There is no established public trading market for the Company's Class A Common Stock.  However, Class A shares are convertible on a one-for-one basis to Class B shares.

Dividends

There are no restrictions on the payment of dividends except charter provisions that require on a fiscal year basis, that shares of Class B Common Stock are entitled to an additional $0.02 per share dividend more than the dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock.  During fiscal year 2007, dividends declared were $24.8 million, or $0.62 per share on Class A Common Stock and $0.64 per share on Class B Common Stock.  Included in these figures are dividends computed and accrued on unvested Class A and Class B restricted share units, which will be paid by a conversion to the equivalent value of common shares after a specified vesting period.  Dividends by quarter for fiscal year 2007 compared to fiscal year 2006 are as follows:

	2007		2006

	Class A	Class B	Class A	Class B

First Quarter	$0.155	$0.16	$0.155	$0.16
Second Quarter	$0.155	$0.16	$0.155	$0.16
Third Quarter	$0.155	$0.16	$0.155	$0.16
Fourth Quarter	$0.155	$0.16	$0.155	$0.16

Total Dividends	$0.620	$0.64	$0.620	$0.64

Share Owners

On August 17, 2007, the Company's Class A Common Stock was owned by 540 Share Owners of record, and the Company's Class B Common Stock was owned by 1,727 Share Owners of record, of which 267 also owned Class A Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III for information on securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]

Month #1 (April 1 - April 30, 2007)	--	--	--	2,000,000
Month #2 (May 1 - May 31, 2007)	--	--	--	2,000,000
Month #3 (June 1 - June 30, 2007)	266,427	$13.60	266,427	1,733,573

Total	266,427	$13.60	266,427

[1] The share repurchase program previously authorized by the Board of Directors was announced on August 5, 2004.  The program allows for the repurchase of up to 2 million shares and will remain in effect until all shares authorized have been repurchased.

Performance Graph

The following performance graph is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing.

The graph below compares the cumulative total return to Share Owners on the Class B Common Stock of the Company from June 30, 2002, through June 30, 2007, the last business day in the respective fiscal years, to the cumulative total return of the S&P Midcap 400 Index and the NASDAQ Stock Market (U.S. and Foreign) for the same period of time.  The Company does not believe that any published specific industry or line of business index adequately represents the current operations of the Company or that it can identify a peer group that merits comparison.  The graph assumes $100 is invested in the Company's stock and each of the two indexes at the closing market quotations on June 30, 2002, and that dividends are reinvested.  The performances shown on the graph are not necessarily indicative of future price performance.

	2002	2003	2004	2005	2006	2007
Kimball International, Inc.	100.0	97.6	98.0	91.8	143.7	105.7
NASDAQ Stock Market (U.S. & Foreign)	100.0	111.4	141.0	142.5	151.9	183.2
S&P Midcap 400 Index	100.0	99.3	127.1	144.9	163.7	194.0

Item 6 - Selected Financial Data

	Year Ended June 30

	2007	2006	2005	2004	2003
(Amounts in Thousands, Except for Per Share Data)
Net Sales	$1,286,930	$1,109,549	$1,004,386	$ 992,823	$1,034,452

Income from Continuing Operations	$ 23,266	$ 28,613	$ 18,342	$ 28,253	$ 21,822

Earnings Per Share from Continuing Operations
Basic:
Class A	$0.60	$0.74	$0.48	$0.73	$0.56
Class B	$0.61	$0.75	$0.48	$0.75	$0.58

Diluted:
Class A	$0.58	$0.74	$0.47	$0.72	$0.56
Class B	$0.60	$0.75	$0.48	$0.74	$0.58

Total Assets	$ 694,741	$ 679,021	$ 600,540	$ 614,069	$ 615,644

Long-Term Debt, Less Current Maturities	$ 832	$ 1,125	$ 350	$ 395	$ 833

Cash Dividends Per Share:
Class A	$0.62	$0.62	$0.62	$0.62	$0.62
Class B	$0.64	$0.64	$0.64	$0.64	$0.64

The preceding table excludes all income statement activity of the discontinued operations.

Fiscal year 2007 net sales included $319.3 million related to acquisitions in fiscal years 2007 and 2006.  Fiscal year 2007 income from continuing operations included $0.9 million ($0.02 per diluted share) of after-tax restructuring expenses.

Fiscal year 2006 net sales included $61.5 million related to acquisitions in that year.  Fiscal year 2006 income from continuing operations also included $2.8 million ($0.07 per diluted share) of after-tax restructuring expenses and $1.3 million ($0.03 per diluted share) of after-tax income received as part of a Polish offset credit program for investments made in our Poland operations.

Fiscal year 2005 income from continuing operations included $0.2 million ($0.01 per diluted share) of after-tax restructuring expenses.

Fiscal year 2004 income from continuing operations included $0.7 million ($0.02 per diluted share) of after-tax restructuring expenses and $1.3 million ($0.03 per diluted share) of after-tax income received as part of a Polish offset credit program for investments made in our Poland operations.

Fiscal year 2003 income from continuing operations included $4.5 million ($0.12 per diluted share) of after-tax restructuring expenses.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Kimball International, Inc. provides a variety of products from its two business segments: the Furniture segment and the Electronic Contract Assemblies segment. The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally.

Management currently considers the following events, trends, and uncertainties to be most important to understanding its financial condition and operating performance:

Globalization continues to reshape not only the industries in which the Company operates but also its key customers.
  Competitive pricing, especially for suppliers of electronic contract assemblies to customers in the automotive industry, continues to put pressure on the Company's operating margins. Within the Furniture segment, pricing remains competitive on select projects.

Though the Company's efforts have resulted in improvements at various locations, the Company's results continue to be hindered by manufacturing inefficiencies and excess capacity at select operations.
  As reported by the Business and Institutional Furniture Manufacturer Association (BIFMA International), year-over-year growth in the office furniture industry is forecasted for the remainder of calendar year 2007.

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

  The Company continues to focus on diversification of the Electronic Contract Assemblies segment customer base. With the fiscal year 2007 and 2006 acquisitions, the proportion of sales to customers in the medical industry has increased as a percent of total Electronic Contract Assemblies segment sales.

Successful integration of the Company's acquisitions is critical to the Company's future performance. Recent acquisitions are discussed in more detail in the below section entitled "Acquisitions."
  A successful start-up of the Electronic Contract Assemblies segment operation in China is critical for securing future customers for this newly constructed operation. The China facility has received several new orders from multiple customers, and it achieved production certification and began shipping product late in the fourth quarter of fiscal year 2007.

  Beginning in the third quarter of fiscal year 2007, the Electronic Contract Assemblies segment was impacted by a reduction in the pricing of select raw material which is purchased from a major customer, Bayer AG and affiliates. The selling price of the finished product back to that customer has likewise been reduced by an amount equal to the material price reduction. Since inception, this pricing change reduced net sales and material cost by approximately $64 million. Gross profit dollars were not impacted, but the fiscal year 2007 consolidated gross profit percent of net sales measure increased approximately 1.0 percentage point as a result of this pricing change. There was no impact to net income and net cash flows.

  With the fiscal year 2007 and 2006 acquisitions, the Company's sales mix is shifting toward the Electronic Contract Assemblies segment. Since the Electronic Contract Assemblies segment operates at a lower gross profit percentage than the Furniture segment, consolidated gross profit is trending down when compared to pre-acquisition levels. The Electronic Contract Assemblies segment operates at lower selling, general and administrative (SG&A) cost as a percent of sales, which has the effect of improving the consolidated SG&A percentage.

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments, less short-term borrowings totaled $80 million at June 30, 2007.
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

  As part of a restructuring plan announced in the first quarter of fiscal year 2006, the business processes within the Furniture segment are being simplified and standardized, and business functions are being consolidated.

  The Company exited the manufacture of contract private label products to further sharpen its focus on primary markets in the Furniture segment. As part of this planned exit, during the second quarter of fiscal year 2007, the Company exited the production of wood rear projection television (PTV) cabinets and stands resulting in the closure of the Company's Juarez, Mexico manufacturing facility.

  During the fourth quarter of fiscal year 2007, the Company finalized a restructuring plan within the Electronic Contract Assemblies segment to exit a manufacturing facility located in Gaylord, Michigan. This plan is discussed in more detail in the Restructuring section below.

  As part of the Company's diversification plan for the Electronic Contract Assemblies segment, during the third quarter of fiscal year 2007, the Company acquired Reptron. This acquisition is discussed in more detail in the Acquisitions section below and in Note 2 - Acquisitions of Notes to Consolidated Financial Statements. During the fourth quarter of fiscal year 2006, the Company acquired the Bridgend, Wales, UK manufacturing operation of Bayer Diagnostics Manufacturing Limited, which better positions the Electronic Contract Assemblies segment to capitalize on growth opportunities in the medical market. During the fourth quarter of fiscal year 2006, the Company also acquired an electronics manufacturing operation in Longford, Ireland from Magna Donnelly Electronics Longford Limited.

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

Acquisitions

During the third quarter of fiscal year 2007, the Company acquired Reptron, a U.S. based electronics manufacturing services company which provides engineering services, electronics manufacturing services, and display integration services. The acquisition is included in the Company's Electronic Contract Assemblies segment and increased the Company's capabilities and expertise in support of the Company's long-term strategy to grow business in the medical electronics and high-end industrial sectors. The operating results of this acquisition are included in the Company's consolidated financial statements beginning on the acquisition date.

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

Restructuring

During the fourth quarter of fiscal year 2007, the Company finalized a restructuring plan within the Electronic Contract Assemblies segment to exit a manufacturing facility located in Gaylord, Michigan. This facility was one of four facilities acquired in the recent acquisition of Reptron, as described in Note 2 - Acquisitions of Notes to Consolidated Financial Statements. With the acquisition, the Company recognized it would have excess capacity in North America. Management developed a plan as of the acquisition date to consolidate capacity within the acquired facilities. Based on a review of future growth potential in various geographies and input from existing customers regarding future capacity needs, it was determined that the Gaylord facility's automotive electronics business would transfer to other electronics manufacturing sites located in Jasper, Indiana and Nanjing, China. The Gaylord facility and some of the equipment will be sold. The Company expects to cease production during the second quarter of fiscal year 2008 and complete all restructuring activities by the fourth quarter of fiscal year 2008. Planned expenditures include employee severance and transition costs which have been recognized as part of the purchase price allocation, not impacting earnings, and an immaterial amount related to inventory transfers and post-closing activities which will impact earnings as the costs are incurred.

In the third quarter of fiscal year 2006, the Company approved a restructuring plan within the Electronic Contract Assemblies segment to exit a manufacturing facility located in Northern Indiana. As part of this restructuring plan, the production for select programs was transferred to other locations within this segment. Operations at this facility ceased in the Company's first quarter of fiscal year 2007, and the remaining facility is classified as held for sale. The plan included employee transition costs, accelerated software amortization costs, accelerated asset depreciation, and other restructuring costs which were partially offset by gains on the sale of equipment net of other asset impairment. The decision to exit this facility was a result of excess capacity in North America.

As part of the Company's plan to sharpen focus and simplify business processes within the Furniture segment, the Company announced during the first quarter of fiscal year 2006, a plan which included consolidation of administrative, marketing, and business development functions to better serve the segment's primary markets. To simplify and standardize business processes, a portion of the Company's Enterprise Resource Planning (ERP) software is being redesigned. Expenses related to this plan include accelerated software amortization, asset impairment, and employee transition and other costs. The ERP redesign efforts are expected to be complete during the next year.

The restructuring plans are discussed in further detail in Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements.

Discontinued Operations

During the first quarter of fiscal year 2007, the Company approved a plan to exit the production of PTV cabinets and stands within the Furniture segment, which resulted in the exit of the Company's Juarez, Mexico operation. For some time, the market demand for wood rear PTV cabinets had been declining due to the market shift to plasma and LCD large-screen televisions, and the Company responded to this trend. In August 2004, the Company sold the building in Juarez and subsequently leased back a much smaller manufacturing footprint in the same facility to reduce excess capacity. Thereafter during fiscal year 2006, the Company further consolidated its two Mexican wood rear PTV cabinet and stand operations into the one smaller Juarez facility. Production ceased at the Juarez facility during the second quarter of fiscal year 2007, and all inventory has been sold. Miscellaneous wrap-up activities including disposition of remaining equipment are complete. The lease on the building expires in August 2009, and the Company is attempting to sublease its portion of the facility. As a result of ceasing operations at this facility, the financial results associated with the Mexican operations in the Furniture segment were classified as discontinued operations beginning in the quarter ended December 31, 2006, and all prior periods were restated.

During fiscal year 2006, the Company sold a forest products hardwood lumber business unit, a business unit which produced and sold fixed-wall furniture systems, and an operation that manufactured polyurethane and polyester molded components. During fiscal year 2005, the Company exited the branded residential furniture business and a veneer slicing operation. All five business units were part of the Furniture segment. The cessation of these non-core operations did not impact any of the remaining operations of the Company. The results of the above-mentioned operations are reported as discontinued operations in the Company's Consolidated Financial Statements.

See Note 18 - Discontinued Operations of Notes to Consolidated Financial Statements for more information on the discontinued operations.

Financial results of the discontinued operations were as follows:

Year Ended June 30

(Amounts in Thousands, Except for Per Share Data)	2007	2006	2005

Net Sales of Discontinued Operations	$ 8,744	$ 62,110	$ 141,465
Operating Loss of Discontinued Operations, Net of Tax	$ (3,068)	$ (6,639)	$ (2,067)
Gain (Loss) on Disposal of Discontinued Operations, Net of Tax	$ (1,046)	$ (6,911)	$ 313
Loss from Discontinued Operations, Net of Tax	$ (4,114)	$ (13,550)	$ (1,754)
Loss from Discontinued Operations per Class B Diluted Share	$ (0.11)	$ (0.36)	$ (0.04)

Related Party Disclosure

During fiscal year 2006, the Company's forest products hardwood lumber operation which has been accounted for as a discontinued operation was sold to Indiana Hardwoods, Inc. Barry L. Cook, President of Indiana Hardwoods, Inc. was formerly employed by the Company as a Vice President of Kimball International, Inc. and had responsibility for this hardwoods lumber operation. The transaction prices were negotiated between the Company and Indiana Hardwoods, Inc. The Company also considered offers from other interested outside parties, but determined that it was in the Company's best interest financially to sell this operation to Indiana Hardwoods, Inc. The purchase price totaled $25.5 million, of which $23.5 million was collected at closing and $2.0 million remains a note receivable. The Company has no other ongoing commitments resulting from the sales agreement.

FASB Statement No. 123(R), Share-Based Payment

The Company maintains stock-based employee compensation plans. Prior to fiscal year 2006, the Company accounted for the plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized in income. However, expense related to other share-based awards such as restricted share units (RSUs) and performance shares had been recognized in the income statement under APB 25. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). Under the modified prospective method of adoption selected by the Company, beginning in fiscal year 2006, the Company began recognizing compensation expense related to stock options, but compensation cost in fiscal year 2005 related to stock options continues to be disclosed on a pro forma basis only in Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.

After-tax stock option expense recognized during fiscal years 2007 and 2006 totaled $0.3 million and $0.2 million, respectively. The Company estimates after-tax expense for previously issued stock options will approximate $0.1 million for fiscal year 2008, assuming a constant estimated forfeiture rate.

As of June 30, 2007, there was approximately $6.7 million of unrecognized compensation cost related to nonvested performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over a weighted average period of 3.6 years. As of June 30, 2007, there was approximately $3.3 million of unrecognized compensation cost related to nonvested Restricted Share Units (RSU) awarded under the plan. That cost is expected to be recognized over a weighted average period of 2.2 years.

FAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. FAS 123(R) also requires that liability awards be revalued to fair value, which, upon the adoption of FAS 123(R) in fiscal year 2006, had the effect of a reduction of a liability for outstanding stock appreciation rights. The impact of the revaluation of the stock appreciation rights and the use of the estimated forfeiture method for periods prior to fiscal year 2006 totaled $0.3 million of income, net of taxes, and is presented on the Consolidated Statements of Income for fiscal year 2006 as a Cumulative Effect of a Change in Accounting Principle, as required by FAS 123(R).

During fiscal year 2006, the Company shifted from issuing RSUs, which vest based solely on the passage of time, as a management retention vehicle, to awards of performance shares. The Company has not awarded stock options since fiscal year 2004.

See Note 8 - Stock Compensation Plans of Notes to Consolidated Financial Statements for additional information.

Fiscal Year 2007 Results of Operations

The following discussions are based on income from continuing operations and therefore exclude all income statement activity of the discontinued operations and the cumulative effect of the accounting change.

Financial Overview - Consolidated

Fiscal year 2007 consolidated net sales were $1.29 billion compared to fiscal year 2006 net sales of $1.11 billion, a 16% increase over fiscal year 2006. Acquisitions completed in the fourth quarter of fiscal year 2006 and in the third quarter of fiscal year 2007 within the Electronic Contract Assemblies segment contributed net sales of $319.3 million in fiscal year 2007 and $61.5 million in fiscal year 2006. Income from continuing operations for fiscal year 2007 was $23.3 million, or $0.60 per Class B diluted share, inclusive of after-tax restructuring charges of $0.9 million, or $0.02 per Class B diluted share. Fiscal year 2006 income from continuing operations was $28.6 million, or $0.75 per Class B diluted share, inclusive of after-tax restructuring charges of $2.8 million, or $0.07 per Class B diluted share.

Consolidated gross profit as a percent of sales in fiscal year 2007 was 20.3% compared to 22.4% in fiscal year 2006. With the fiscal year 2007 and 2006 acquisitions, the Company's sales mix continues to shift toward the Electronic Contract Assemblies segment. Since the Electronic Contract Assemblies segment operates at a lower gross profit percentage than the Furniture segment, this is contributing to the consolidated gross profit downward trend. The fiscal year 2007 Electronic Contract Assemblies segment gross profit percentage declined compared to fiscal year 2006 while the fiscal year 2007 Furniture segment gross profit percentage improved compared to fiscal year 2006.

Consolidated selling, general and administrative (SG&A) expenses increased in absolute dollars but decreased as a percent of net sales compared to fiscal year 2006. The decline in consolidated SG&A costs as a percent of net sales was due to the leverage of the additional net sales from the acquisitions and the shift in sales mix toward the Electronic Contract Assemblies segment, which has a lower SG&A percentage than the Furniture segment.

Fiscal year 2007 other income decreased compared to fiscal year 2006 primarily due to $2.2 million pre-tax income relating to funds received in fiscal year 2006 as part of a Polish offset credit program for investments made in the Company's Poland operation.

The fiscal year 2007 effective income tax rate was 36% as compared to a 27% effective income tax rate in fiscal year 2006. The increased effective income tax rate was related to a higher mix of income being generated by domestic operations in fiscal year 2007, which carry a higher effective tax rate, coupled with the negative effect of losses generated by select foreign operations which have a lower effective tax rate. For fiscal year 2006, in addition to the positive impact of a higher mix of income being generated at foreign operations, the fiscal year 2006 effective tax rate was also driven down by $1.6 million for adjustments to income tax accruals resulting from the favorable closure of several prior year tax audits.

Comparing the balance sheets as of June 30, 2007 to June 30, 2006, the increased balances in the Company's receivables, inventories, goodwill, and property and equipment were primarily related to the acquisition of Reptron. Likewise, the decline in the Company's cash and short-term investment balances was primarily a result of the Reptron acquisition. Other long-term assets increased on higher supplemental employee retirement plan investment balances and restricted cash.  An increase in accounts payable related to the Reptron acquisition was partially offset by a reduction in accounts payable at the Company's other operations.

Furniture Segment

Furniture segment net sales and open orders were as follows:

	At or For the Year Ended
	June 30

	2007	2006	% Change

(Amounts in Millions)
Net Sales:
Furniture Segment
Branded Furniture	$602.9	$573.8	5%
Contract Private Label Furniture	11.1	38.8	(71%)

Total	$614.0	$612.6	0%

Open Orders:
Furniture Segment
Branded Furniture	$ 95.3	$ 94.7	1%
Contract Private Label Furniture	--	2.0	(100%)

Total	$ 95.3	$ 96.7	(1%)

Price increases net of higher discounting increased fiscal year 2007 net sales of branded furniture, which includes office and hospitality furniture, by approximately $2.3 million as compared to fiscal year 2006. Increased net sales volumes of hospitality furniture also contributed to the increased branded furniture net sales level. Fiscal year 2007 sales of newly introduced office furniture products which the Company began selling during fiscal year 2007 approximated $24.0 million. Branded furniture products open orders at June 30, 2007 were 1% higher than open orders at June 30, 2006 as higher hospitality furniture open orders offset lower office furniture open orders. Net sales of contract private label products decreased in conjunction with the planned exit of this product line.

The Furniture segment income from continuing operations was $17.8 million in fiscal year 2007, inclusive of after-tax restructuring charges of $0.8 million, compared to income from continuing operations of $17.3 million in fiscal year 2006, which included $2.3 million of after-tax restructuring charges. The fiscal year 2007 and fiscal year 2006 restructuring charges were primarily related to the consolidation and standardization of administrative, marketing, and business development functions within this segment. Fiscal year 2007 gross profit as a percent of net sales increased 0.4 percentage point when compared to fiscal year 2006. Items which positively impacted gross profit during fiscal year 2007 included price increases on select furniture products, lower workers compensation expense, and a sales mix shift away from lower margin contract private label products. Conversely, fiscal year 2007 gross profit was negatively impacted by higher discounting on select furniture products and a shift in sales mix among branded furniture products. As compared to fiscal year 2006, fiscal year 2007 SG&A expenses increased in absolute dollars and as a percent of net sales as lower incentive compensation costs were more than offset by increases in other SG&A costs, including increased investments for product marketing and promotion and for additional sales staff in support of the Company's sales growth strategy.

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

Electronic Contract Assemblies Segment

Electronic Contract Assemblies segment net sales and open orders were as follows:

	At or For the Year Ended
	June 30

	2007	2006	% Change

(Amounts in Millions)
Net Sales:
Electronic Contract Assemblies Segment	$673.0	$496.7	35%

Open Orders:
Electronic Contract Assemblies Segment	$235.7	$130.6	80%

Fiscal year 2007 Electronic Contract Assemblies segment net sales increased $176.3 million, or 35%, from fiscal year 2006 due to the acquisitions. Acquisitions completed in the fourth quarter of fiscal year 2006 and in the third quarter of fiscal year 2007 within the Electronic Contract Assemblies segment contributed sales of $319.3 million in fiscal year 2007 and $61.5 million in fiscal year 2006. A selling price change to a major customer reduced fiscal year 2007 net sales by approximately $64 million. See the discussion below for more information on this selling price change. Increased sales to customers in the medical and industrial control industries more than offset decreased sales to customers in the automotive industry driven by declines in the domestic automotive market. Excluding acquisitions, sales to customers in the medical industry would have declined.

The open orders increase was driven by the acquisitions. Due to the contract nature of the Company's business, open orders at a point in time may not be indicative of future sales trends.

Electronic Contract Assemblies segment fiscal year 2007 income from continuing operations totaled $1.0 million, inclusive of after-tax restructuring charges of $0.1 million, as compared to fiscal year 2006 income from continuing operations of $6.5 million, inclusive of after-tax restructuring charges of $0.5 million. The restructuring charges were related to the exit of a North American manufacturing facility as discussed in more detail in Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements.

Beginning in the third quarter of fiscal year 2007, gross profit as a percent of sales was favorably impacted by a reduction in the pricing of select raw material which is purchased from Bayer AG and affiliates, a major customer within the Electronic Contract Assemblies segment. The selling price of the finished product back to Bayer AG and affiliates was likewise reduced by an amount equal to the material price reduction. While there was no impact to gross profit dollars, net income, or net cash flows related to this pricing change, gross profit as a percent of net sales increased and SG&A as a percent of net sales increased by a similar percentage. This relationship with Bayer AG and affiliates was part of an acquisition completed in the fourth quarter of fiscal year 2006.

Fiscal year 2007 gross profit as a percent of net sales declined from fiscal year 2006 as net sales of higher margin mature products, primarily automotive products, reached end of life and were replaced with net sales of lower margin new products including certain assemblies produced at the acquired business units, which more than offset the positive gross profit percentage impact of the above-mentioned Bayer AG selling price change. While the above-mentioned Bayer pricing change negatively impacted SG&A as a percent of net sales, the SG&A as a percent of net sales for this segment declined overall in part due to lower incentive compensation costs. The fiscal year 2007 and 2006 acquisitions also had the effect of lowering this segment's gross profit and SG&A as a percent of net sales.  The acquisitions positively contributed to this segment's earnings.

The fiscal year 2007 and 2006 earnings were unfavorably impacted by after-tax costs, in millions, of $3.5 and $0.4, respectively, related to the start-up of a manufacturing facility in China. The Company has received final customer approval to begin production at this facility. There were minimal sales recorded for the China facility during fiscal year 2007. Fiscal year 2006 income from continuing operations included $1.3 million of after-tax income relating to funds received as part of the Polish offset credit program for investments made in the Company's Poland operation. Fiscal year 2006 Electronic Contract Assemblies segment earnings also benefited from a lower effective tax rate due to adjustments to income tax accruals.

Included in this segment are a significant amount of sales to Bayer AG affiliates and TRW Automotive, Inc. Sales to these two customers accounted for the following portions of consolidated net sales and Electronic Contract Assemblies segment net sales:

	Year Ended June 30

	2007	2006

Bayer AG affiliated sales as a percent of consolidated net sales	15%	6%
TRW sales as a percent of consolidated net sales	8%	12%
Bayer AG affiliated sales as a percent of Electronic Contract Assemblies segment net sales	30%	13%
TRW sales as a percent of Electronic Contract Assemblies segment net sales	14%	27%

The reduced TRW Automotive, Inc. percentages of segment and consolidated net sales were a result of certain TRW Automotive, Inc. products reaching end of life in addition to the higher total net sales base resulting from the acquisitions which likewise drove the higher percentages of net sales to Bayer AG affiliates compared to the prior year. In January 2007, Bayer AG sold its diagnostics unit to Siemens AG, and thus a portion of the Company's net sales which were formerly to Bayer AG affiliates are now to Siemens AG. Net sales to Bayer AG affiliates were also impacted in the third and fourth quarters of fiscal year 2007 as a result of the Company's aforementioned selling price reduction to Bayer AG affiliates which was offset by an equal reduction in the material cost. The Company also continues to focus on diversification of the Electronic Contract Assemblies segment customer base.

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

Fiscal Year 2006 Results of Operations

The following discussions are based on income from continuing operations and therefore exclude all income statement activity of the fiscal years 2007, 2006, and 2005 discontinued operations and the fiscal year 2006 cumulative effect of the accounting change.

Financial Overview - Consolidated

Fiscal year 2006 consolidated net sales were $1.1 billion compared to fiscal year 2005 net sales of $1.0 billion, a 10% increase over fiscal year 2005. Fiscal year 2006 consolidated net sales included $61.5 million from acquisitions that were completed during the fiscal year in the Company's Electronic Contract Assemblies segment. Fiscal year 2006 consolidated income from continuing operations was $28.6 million, or $0.75 per Class B diluted share, inclusive of $2.8 million, or $0.07 per Class B diluted share, of after-tax restructuring costs. Fiscal year 2005 consolidated income from continuing operations was $18.3 million, or $0.48 per Class B diluted share, inclusive of $0.2 million, or $0.01 per Class B diluted share, of after-tax restructuring costs.

Consolidated gross profit as a percent of sales in fiscal year 2006 was 22.4% compared to 22.1% in fiscal year 2005. With the acquisitions completed in fiscal year 2006, the Company's sales mix shifted toward the Electronic Contract Assemblies segment, which operates at a lower gross profit percentage than the Furniture segment. Fiscal year 2006 improved gross profit in the Furniture segment offset the impact of the sales mix shift toward the Electronic Contract Assemblies segment and lower gross profit in the Electronic Contract Assemblies segment.

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

The fiscal year 2006 effective income tax rate was 27% as compared to a 24% effective tax rate in fiscal year 2005. The fiscal year 2006 effective tax rate was lower than the statutory rate due to the positive tax effect of the Company's foreign operations which have a lower effective tax rate than the Company's domestic facilities as well as $1.6 million for adjustments to income tax accruals resulting from the favorable closure of several prior year tax audits. The fiscal year 2005 effective tax rate was also lower than the statutory rate primarily due to the positive tax effect of the Company's foreign operations.

Furniture Segment

Furniture segment net sales and open orders were as follows:
	At or For the Year Ended
	June 30

	2006	2005	% Change

(Amounts in Millions)
Net Sales:
Furniture Segment
Branded Furniture	$573.8	$512.8	12%
Contract Private Label Furniture	38.8	51.0	(24%)

Total	$612.6	$563.8	9%

Open Orders:
Furniture Segment
Branded Furniture	$ 94.7	$ 73.0	30%
Contract Private Label Furniture	2.0	5.4	(63%)

Total	$ 96.7	$ 78.4	23%

The branded furniture products net sales increase was due to price increases of approximately $13 million as well as increased volumes of both office and hospitality furniture. The net sales decrease of contract private label products was primarily due to the planned exit of this product line. Branded furniture products open orders at June 30, 2006 were 30% higher than open orders at June 30, 2005 on higher open orders of both office and hospitality furniture. At June 30, 2006, open orders for contract private label products were 63% lower than open orders at June 30, 2005 primarily due to the planned exit.

The Furniture segment income from continuing operations was $17.3 million in fiscal year 2006, inclusive of after-tax restructuring charges of $2.3 million, compared to income from continuing operations of $4.4 million in fiscal year 2005, which included $0.2 million of after-tax restructuring charges. The fiscal year 2006 restructuring charges were related to the consolidation of administrative, marketing, and business development functions within this segment. The fiscal year-over-year earnings improvement was driven by the higher sales volumes and improved gross profit percent. More specifically, income from continuing operations was positively impacted by price increases on select branded furniture products and improved labor efficiencies. Higher employee benefit expenses in fiscal year 2006 partially offset the improvements. As compared to the prior year, fiscal year 2006 SG&A expenses remained flat as a percent of net sales, but increased in absolute dollars due to higher incentive compensation costs which are linked to Company profitability.

See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for more information on restructuring charges.

Electronic Contract Assemblies Segment

Electronic Contract Assemblies segment net sales and open orders were as follows:

	At or For the Year Ended
	June 30

	2006	2005	% Change

(Amounts in Millions)
Net Sales:
Electronic Contract Assemblies Segment	$496.7	$439.7	13%

Open Orders:
Electronic Contract Assemblies Segment	$130.6	$108.2	21%

The sales increase was driven by $61.5 million net sales resulting from the fiscal year 2006 acquisitions in the United Kingdom and Ireland. Increased year-over-year sales to customers in the industrial control and medical industries more than offset decreased year-over-year sales to customers in the automotive industry. Within the automotive industry, increased sales to certain customers were more than offset by decreased sales to other customers as certain programs are nearing end of life. At June 30, 2006, open orders for the Electronic Contract Assemblies segment increased 21% from open orders at June 30, 2005 due to the inclusion of open orders of the fiscal year 2006 acquisitions.

Electronic Contract Assemblies segment fiscal year 2006 income from continuing operations totaled $6.5 million, inclusive of after-tax restructuring charges of $0.5 million, a 40% decline from the $10.8 million income from continuing operations in fiscal year 2005. The restructuring charges were related to the exit of a North American manufacturing facility as discussed in more detail in Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements. The fiscal year 2006 decrease in income from continuing operations was primarily attributable to a decline in gross profit as a percent of net sales which was driven by tighter margins on products due to competitive pricing pressures and a sales mix shift among various products to those with lower margins along with increased employee benefit expenses. Acquisitions completed during fiscal year 2006 also had the effect of lowering this segment's gross profit as a percent of net sales. Partially offsetting the gross profit decline, fiscal year 2006 income from continuing operations was positively impacted by lower new product introduction costs and $1.3 million of after-tax income relating to funds received as part of the Polish offset credit program for investments made in the Company's Poland operation. Fiscal year 2006 Electronic Contract Assemblies segment earnings also benefited from a lower effective tax rate as compared to the fiscal year 2005 rate as fiscal year 2006 included adjustments to income tax accruals.

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

	Year Ended June 30

	2006	2005

Bayer AG affiliated sales as a percent of consolidated net sales	6%	2%
TRW sales as a percent of consolidated net sales	12%	13%
Bayer AG affiliated sales as a percent of Electronic Contract Assemblies segment net sales	13%	4%
TRW sales as a percent of Electronic Contract Assemblies segment net sales	27%	30%

Liquidity and Capital Resources

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings under credit facilities decreased from $149 million at June 30, 2006 to $80 million at June 30, 2007 primarily related to the cash outflow of $51.1 million for acquisitions.

Working capital at June 30, 2007 was $199 million compared to working capital of $231 million at June 30, 2006. The current ratio was 1.8 at June 30, 2007 and 2.0 at June 30, 2006.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO), for fiscal year 2007 increased to 44.0 from 43.1 for fiscal year 2006. The Company defines DSO as the average of monthly accounts and notes receivable divided by an annual average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for fiscal year 2007 increased to 55.7 from 47.8 for fiscal year 2006. The increase was driven by increased inventory levels associated with the acquisitions, in addition to Electronic Contract Assemblies segment increased average inventory balances coupled with declining average daily organic (which exclude acquisitions) sales. The Company defines PDSOH as the average of the monthly gross inventory divided by an annual average day's cost of sales.

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

Operating activities generated $44 million of cash flow in fiscal year 2007 compared to $77 million in fiscal year 2006. The reduction in operating cash flow was primarily related to less cash generated from changes in working capital during fiscal year 2007 compared to fiscal year 2006. The Company reinvested $42 million into capital investments for the future, including manufacturing equipment, expenditures related to the new showroom in New York, a new aircraft, expenditures related to the construction of an electronics manufacturing facility in Nanjing, China, and long-haul tractors and trailers. The Company also expended $51 million for acquisitions, most of which relates to the acquisition of Reptron. Fiscal year 2007 financing cash flow activities included $24 million in dividend payments, which remained flat with fiscal year 2006.

At June 30, 2007, the Company's outstanding balance in senior secured notes was $4.5 million. These notes represented the remaining portion of notes originally held by Reptron which was not tendered as of the date of the acquisition. The Company redeemed the notes in the first quarter of fiscal year 2008. The notes are classified as Current Liabilities on the Consolidated Balance Sheets.  See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for information on the Reptron acquisition.

In April 2007, the Company entered into a new credit facility for its electronics operation in Wales, UK. The facility is reviewed annually for renewal and will expire in March 2008 if not renewed at that time. The new credit facility provides a 2 million Sterling (approximately $4 million US dollars at current exchange rates) facility which is available to cover bank overdrafts. Bank overdrafts may be deemed necessary to satisfy short-term cash needs rather than funding from intercompany sources. As collateral subject to lien, this facility requires 3 million Euro (approximately $4 million US dollars at current exchange rates) to be held as restricted cash which is classified as other long-term assets on the Company's balance sheet. The restricted cash is held in an account which is interest bearing payable to the Company.  At June 30, 2007, the Company had $3.0 million US dollar equivalent of Sterling-denominated short-term borrowings outstanding under the overdraft facility.

The Company also maintains a $75 million revolving credit facility that allows for both issuances of letters of credit and cash borrowings. At June 30, 2007, the Company had $18.9 million of short-term borrowings outstanding under this revolving credit facility. The outstanding balance consists of a Euro currency borrowing which provides a natural currency hedge against Euro denominated intercompany notes between the US parent and the Euro functional currency subsidiaries. The Company issued an additional $14.4 million in letters of credit against the revolving credit facility, which reduces total availability to borrow to $41.7 million at June 30, 2007. At June 30, 2006, the Company had $21.0 million of short-term borrowings outstanding under the revolving credit facility and $2.1 million short-term borrowings outstanding under a separate foreign facility which is backed by the $75 million revolving credit facility.

The $75 million revolving credit facility also provides an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at June 30, 2007. See Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements for more information on the credit facility.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the Company's credit facilities will be sufficient in fiscal year 2008 for working capital needs, share repurchases, dividends, and for funding investments in the Company's future, including potential acquisitions. The Company's primary source of funds is its ability to generate cash from operations to meet its liquidity obligations, which could be affected by factors such as a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. The Company's secondary source of funds is its credit facilities, one of which is contingent on complying with certain debt covenants. The Company does not expect the covenants to limit or restrict its ability to borrow on the facility in fiscal year 2008. The Company anticipates maintaining a strong liquidity position for the 2008 fiscal year. The Company does not expect the absence of cash flows from discontinued operations to have a material effect on future liquidity and capital resources.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Contractual Obligations

The following table summarizes the Company's contractual obligations as of June 30, 2007.

	Payments Due During Fiscal Years Ending June 30,

(Amounts in Millions)	Total	2008	2009-2010	2011-2012	Thereafter

Recorded Contractual Obligations:
Long-Term Debt Obligations (a)	$ 5.6	$ 5.1	$ 0.1	$ 0.1	$ 0.3
Capital Lease Obligations (a)	0.8	0.4	0.4	0.0	0.0
Other Long-Term Liabilities Reflected on the Balance Sheet (b) (c) (d)	19.5	4.6	3.5	2.3	9.1

Unrecorded Contractual Obligations:
Operating Leases (d)	23.8	5.4	7.7	4.9	5.8
Purchase Obligations (e)	229.1	206.9	11.6	10.4	0.2

Total	$278.8	$222.4	$23.3	$17.7	$15.4

(a) Refer to Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements for more information regarding Long-Term Debt and Capital Lease Obligations. The $5.1 million long-term debt obligations and $0.4 million capital lease payments due in fiscal year 2008 are recorded as current liabilities.

(b) The timing of payments of certain items included on the "Other Long-Term Liabilities Reflected on the Balance Sheet" line above is estimated based on the following assumptions:

  The timing of Supplemental Employee Retirement Plan (SERP) payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants.  The fiscal year 2008 amount includes $2.9 million for SERP payments recorded as a current liability.

  The timing of severance plan payments is estimated based on the average service life of employees.  The fiscal year 2008 amount also includes $0.3 million for severance payments recorded as a current liability.

The timing of warranty payments is estimated based on historical data. The fiscal year 2008 amount includes $1.3 million for short-term warranty payments recorded as a current liability.

(c) Excludes $2.2 million of long-term deferred taxes and accrued interest which are not tied to a contractual obligation.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on the Company's financial condition, results of operations, liquidity, capital expenditures or capital resources. See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for information on prior year guarantees. The Company does not have material exposures to trading activities of non-exchange traded contracts.

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

Revenue recognition - The Company recognizes revenue when title and risk transfer to the customer, which under the terms and conditions of the sale may occur either at the time of shipment or when the product is delivered to the customer. Service revenue is recognized as services are rendered. Shipping and handling fees billed to customers are recorded as sales while the related shipping and handling costs are included in cost of goods sold. The Company recognizes sales net of applicable sales tax.

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At June 30, 2007 and June 30, 2006, the reserve for returns and allowances was $3.2 million and $2.7 million, respectively. Over the past two years, the returns and allowances reserve has been approximately 2% of gross trade receivables.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at June 30, 2007 and 2006 was $1.2 million and $0.9 million, respectively, and over the past two years, this reserve has approximated 1% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 18% and 24% of consolidated inventories at June 30, 2007 and 2006, respectively, including approximately 86% and 83% of the Furniture segment inventories at June 30, 2007 and 2006, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and actuarial analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2007 and 2006, the Company's accrued liabilities for self-insurance exposure were $7.0 million and $7.2 million, respectively, excluding immaterial amounts held in a voluntary employees' beneficiary association (VEBA) trust.

Income taxes - Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. The Company evaluates the recoverability of its deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize its deferred tax assets. If recovery is not likely, the Company provides a valuation allowance based on its best estimate of future taxable income in the various taxing jurisdictions and the amount of deferred taxes ultimately realizable. Future events could change management's assessment. In addition, the Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, the Company believes it has made adequate provision for income taxes for all years that are subject to audit. As tax periods are closed, the provision is adjusted accordingly. Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in tax positions, requires financial statement recognition of the impact of a tax position if a position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, transition, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective as of the beginning of the Company's fiscal year 2008. The cumulative effect of the change in accounting principle, which will be recorded in the first quarter of fiscal year 2008, is estimated to increase the Company's liability for taxes, interest, and penalties by approximately $1.5 million to $2.5 million and reduce opening retained earnings by the same amount.  The Company continues to evaluate the estimated liability as tax positions are reviewed, including the tax positions related to the purchase price allocations of acquisitions.  Additional information on income taxes is contained in Note 9 - Income Taxes of Notes to Consolidated Financial Statements.

Goodwill - Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the Company compares the carrying value of the reporting unit to an estimate of the reporting unit's fair value. If the estimated fair value is less than the carrying value, goodwill is impaired and will be written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. Goodwill related to the fiscal year 2007 acquisition and the two fiscal year 2006 acquisitions was assigned to those reporting units which were expected to benefit from the synergies of the business combinations as of the respective acquisition dates. At June 30, 2007 and 2006 the Company's goodwill totaled, in millions, $15.5 and $3.3, respectively. No goodwill impairment was recorded in fiscal year 2007. The Company recorded pre-tax goodwill impairment of $0.4 million in fiscal year 2006.

New Accounting Standards

See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk: As of June 30, 2007 and 2006, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $67 million and $107 million, respectively.  These securities are classified as available-for-sale securities and are stated at market value with unrealized gains and losses recorded net of tax related effect as a component of Share Owners' Equity.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  A hypothetical 100 basis point increase in an annual period in market interest rates from levels at June 30, 2007 and 2006 would cause the fair value of these short-term investments to decline by an immaterial amount.  Further information on short-term investments is provided in Note 12 - Short-Term Investments of Notes to Consolidated Financial Statements.

The Company is exposed to interest rate risk on certain outstanding debt balances.  The outstanding loan balances under the Company's credit facilities bear interest at variable rates based on prevailing short-term interest rates.  Based on the $22 million and $23 million outstanding balances of variable rate obligations at June 30, 2007 and 2006, respectively, the Company estimates that a hypothetical 100 basis point change in interest rates would not have a material effect on annual interest expense.  Further information on debt balances is provided in Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements.

Foreign Exchange Rate Risk: The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes.  The Company's risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures.  Derivatives are used only to manage underlying exposures of the Company and are not used in a speculative manner.  Further information on derivative financial instruments is provided in Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements.  The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period assuming similar levels of profitability as seen in fiscal years 2007 and 2006.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting excluded Kimball Electronics Tampa, Inc., the surviving entity from the Reptron Electronics, Inc. acquisition in fiscal year 2007.  This acquisition represented 11% and 4% of consolidated total assets and consolidated net sales, respectively, of the Company as of and for the year ended June 30, 2007.  This acquisition is more fully discussed in Note 2-Acquisitions of Notes to Consolidated Financial Statements for fiscal year 2007.  Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting within one year of the date of the acquisition.

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

These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, conducted under the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that its internal control over financial reporting was effective as of June 30, 2007.

Management's assessment of the effectiveness of internal control over financial reporting as of June 30, 2007, was audited by Deloitte & Touche LLP, the Company's independent registered public accounting firm, as stated in their report which is included herein.

/s/ James C. Thyen

JAMES C. THYEN President, Chief Executive Officer
August 24, 2007

/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
August 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Share Owners of Kimball International, Inc.:

We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the "Company") as of June 30, 2007 and 2006, and the related consolidated statements of income, share owners' equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Kimball Electronics Tampa, Inc., the surviving entity from the Reptron Electronics, Inc. acquisition on February 15, 2007, whose financial statements reflect total assets and net sales constituting 11% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2007.  Accordingly, our audit did not include the internal control over financial reporting at Kimball Electronics Tampa, Inc.  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP Indianapolis, Indiana August 31, 2007

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)
	June 30, 2007	June 30, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$ 35,027	$ 64,857
Short-term investments	67,350	106,846
Receivables, net of allowances of $1,477 and $1,282, respectively	172,190	154,571
Inventories	135,901	109,479
Prepaid expense and other current assets	34,348	31,974
Assets held for sale	3,032	353

Total current assets	447,848	468,080

Property and Equipment, net of accumulated depreciation of $320,889 and $327,177, respectively	173,800	151,122
Capitalized Software, net of accumulated amortization of $58,626 and $51,859, respectively	18,763	26,602
Goodwill	15,518	3,286
Other Assets	38,812	29,931

Total Assets	$694,741	$679,021

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 5,515	$ 427
Accounts payable	150,409	140,628
Borrowings under credit facility	21,968	23,133
Dividends payable	7,031	6,643
Accrued expenses	64,314	65,868

Total current liabilities	249,237	236,699

Other Liabilities:
Long-term debt, less current maturities	832	1,125
Deferred income taxes and other	17,224	18,615

Total other liabilities	18,056	19,740

Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized 49,826,000 in 2007 and 2006 Shares issued 14,368,000 in 2007 and 2006	718	718
Class B - Shares authorized 100,000,000 in 2007 and 2006 Shares issued 28,657,000 in 2007 and 2006	1,433	1,433
Additional paid-in capital	14,568	6,019
Retained earnings	480,863	486,518
Accumulated other comprehensive income	3,395	886
Less: Treasury stock, at cost:
Class A - 2,733,000 shares in 2007 and 1,691,000 shares in 2006	(47,536)	(24,615)
Class B - 1,761,000 shares in 2007 and 3,115,000 shares in 2006	(25,993)	(48,377)

Total Share Owners' Equity	427,448	422,582

Total Liabilities and Share Owners' Equity	$694,741	$679,021

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)
	Year Ended June 30

	2007	2006	2005

Net Sales	$1,286,930	$1,109,549	$1,004,386

Cost of Sales	1,025,570	860,658	782,034

Gross Profit	261,360	248,891	222,352

Selling, General and Administrative Expenses	233,409	215,857	205,191

Restructuring Expense	1,528	4,655	321

Operating Income	26,423	28,379	16,840

Other Income (Expense): Interest income	5,237	4,592	2,104
Interest expense	(1,073)	(249)	(163)
Non-operating income	6,795	7,398	7,163
Non-operating expense	(1,030)	(923)	(1,737)

Other income, net	9,929	10,818	7,367

Income from Continuing Operations Before Taxes on Income	36,352	39,197	24,207

Provision for Income Taxes	13,086	10,584	5,865

Income from Continuing Operations	23,266	28,613	18,342
Loss from Discontinued Operations, Net of Tax	(4,114)	(13,550)	(1,754)

Income Before Cumulative Effect of Change in Accounting Principle	19,152	15,063	16,588
Cumulative Effect of Change in Accounting Principle, Net of Tax	-0-	299	-0-

Net Income	$ 19,152	$ 15,362	$ 16,588

Earnings Per Share of Common Stock:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.60	$0.74	$0.48
Class B	$0.61	$0.75	$0.48
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.58	$0.74	$0.47
Class B	$0.60	$0.75	$0.48
Basic Earnings Per Share:
Class A	$0.49	$0.39	$0.43
Class B	$0.50	$0.41	$0.44
Diluted Earnings Per Share:
Class A	$0.47	$0.39	$0.42
Class B	$0.49	$0.40	$0.44

Average Number of Shares Outstanding: Basic:
Class A	11,979	13,195	13,576
Class B	26,623	25,002	24,565

Totals	38,602	38,197	38,141
Diluted:
Class A	12,325	13,360	13,711
Class B	26,932	25,024	24,648

Totals	39,257	38,384	38,359

See Notes to Consolidated Financial Statements                                                      45

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	Year Ended June 30

	2007	2006	2005

Cash Flows From Operating Activities:
Net income	$ 19,152	$ 15,362	$ 16,588
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	-0-	(497)	-0-
Depreciation and amortization	38,905	37,907	41,884
Gain on sales of assets	(775)	(2,542)	(1,344)
(Gain)/Loss on disposal of discontinued operations	1,600	11,495	(520)
Restructuring and exit costs	953	5,885	190
Deferred income tax and other deferred charges	(3,764)	(8,674)	(6,765)
Stock-based compensation	4,922	3,695	2,268
Excess tax benefits from stock-based compensation	(1,095)	(89)	-0-
Change in current assets and liabilities:
Receivables	2,021	(34,895)	3,473
Inventories	173	(2,758)	5,000
Other current assets	(1,663)	(2,771)	6,675
Accounts payable	(8,252)	46,013	(2,935)
Accrued expenses	(7,803)	8,481	193

Net cash provided by operating activities	44,374	76,612	64,707

Cash Flows From Investing Activities:
Capital expenditures	(40,881)	(29,526)	(28,127)
Proceeds from sales of assets	2,823	15,037	21,277
Proceeds from disposal of discontinued operations	721	25,231	2,300
Payments for acquisitions	(51,052)	(27,511)	-0-
Purchase of capitalized software and other assets	(999)	(1,991)	(5,538)
Purchases of available-for-sale securities	(116,939)	(72,033)	(42,741)
Sales and maturities of available-for-sale securities	152,470	25,160	27,793
Other, net	(683)	(605)	-0-

Net cash used for investing activities	(54,540)	(66,238)	(25,036)

Cash Flows From Financing Activities:
Net change in foreign credit facilities	925	(44)	2,154
Payments on revolving credit facility	(4,440)	-0-	-0-
Proceeds from revolving credit facility	1,268	21,023	-0-
Payments on capital leases and long-term debt	(565)	(131)	(422)
Acquisition of treasury stock	(1,078)	-0-	-0-
Dividends paid to share owners	(24,419)	(24,175)	(24,136)
Excess tax benefits from stock-based compensation	1,095	89	-0-
Proceeds from exercise of stock options	6,595	-0-	-0-
Other, net	(51)	(66)	(129)

Net cash used for financing activities	(20,670)	(3,304)	(22,533)
Effect of Exchange Rate Change on Cash and Cash Equivalents	1,006	534	124

Net (Decrease) Increase in Cash and Cash Equivalents	(29,830)	7,604	17,262
Cash and Cash Equivalents at Beginning of Year	64,857	57,253	39,991

Cash and Cash Equivalents at End of Year	$ 35,027	$ 64,857	$ 57,253
Supplemental Schedule of Non-Cash Activities
--During fiscal year 2007, the Company recognized non-cash transactions related to the Reptron Electronics, Inc. ("Reptron") acquisition. See Note 2 - Acquisitions for details of assets acquired and liabilities assumed. Cash payments for the Reptron acquisition through June 30, 2007 totaled $46.4 million, excluding $4.5 million of senior secured notes that had not yet been redeemed as of June 30, 2007. Also included in fiscal year 2007 cash paid for acquisitions were current year payments for the prior year acquisition of the Bridgend, Wales, UK operation of $4.7 million.
--Cash payments for acquisition of treasury stock of $1.1 million exclude $2.5 million that was included in accounts payable at June 30, 2007.
--A capital lease obligation of $1.3 million was incurred when the Company entered into a lease for equipment during fiscal year 2006. Payments for fiscal year 2006 acquisitions of $27.5 million exclude $4.7 million that was included in accounts payable at June 30, 2006.

See Notes to Consolidated Financial Statements 46

KIMBALL INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY (Amounts in Thousands, Except for Share and Per Share Data)
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Stock-Based Compensation	Treasury Stock	Total Share Owners' Equity
	Common Stock
	Class A	Class B

Amounts at June 30, 2004	$ 718	$1,433	$ 6,063	$503,396	$1,622	$(5,134)	$(73,487)	$434,611
Comprehensive income:
Net income				16,588				16,588
Net change in unrealized gains and losses on securities					(79)			(79)
Foreign currency translation adjustment					(5)			(5)
Net change in derivative gains and losses					(637)			(637)

Comprehensive income								15,867

Issuance of non-restricted stock (17,000 shares)			(67)				314	247
Net exchanges of shares of Class A and Class B common stock (121,000 shares)			(646)				646	-0-
Restricted share unit grant, net of forfeitures (293,000 shares)			(667)			(4,151)	4,802	(16)
Compensation expense related to stock incentive plans			549			1,473		2,022
Performance share issuance (22,000 shares)			(607)				529	(78)
Dividends declared:
Class A ($0.62 per share)				(8,628)				(8,628)
Class B ($0.64 per share)				(15,799)				(15,799)

Amounts at June 30, 2005	$ 718	$1,433	$ 4,625	$495,557	$ 901	$(7,812)	$(67,196)	$428,226
Comprehensive income:
Net income				15,362				15,362
Net change in unrealized gains and losses on securities					(166)			(166)
Foreign currency translation adjustment					468			468
Net change in derivative gains and losses					(317)			(317)

Comprehensive income								15,347

Issuance of non-restricted stock (19,000 shares)			(146)				349	203
Net exchanges of shares of Class A and Class B common stock (869,000 shares)			(3,307)				3,307	-0-
Reclassification of restricted share units relating to adoption of FAS 123(R), Share-Based Payment (614,000 shares)			2,441			7,812	(10,253)	-0-
Vesting of restricted share units (1,000 shares)			(31)				21	(10)
Compensation expense related to stock incentive plans, including cumulative effect adjustment			3,247					3,247
Exercise of stock options (8,000 shares)			(108)				134	26
Performance share issuance (38,000 shares)			(702)				646	(56)
Dividends declared:
Class A ($0.62 per share)				(8,330)				(8,330)
Class B ($0.64 per share)				(16,071)				(16,071)

Amounts at June 30, 2006	$ 718	$1,433	$ 6,019	$486,518	$ 886	$ -0-	$(72,992)	$422,582
Comprehensive income:
Net income				19,152				19,152
Net change in unrealized gains and losses on securities					76			76
Foreign currency translation adjustment					3,182			3,182
Net change in derivative gains and losses					574			574
Postemployment severance prior service cost					(1,323)			(1,323)

Comprehensive income								21,661

Issuance of non-restricted stock (8,000 shares)			73				118	191
Net exchanges of shares of Class A and Class B common stock (1,138,000 shares)			5,940				(5,940)	-0-
Vesting of restricted share units			(29)					(29)
Compensation expense related to stock incentive plans			4,745					4,745
Exercise of stock options (469,000 shares)			28				7,242	7,270
Performance share issuance (101,000 shares)			(2,208)				1,667	(541)
Share repurchases (266,000 shares)							(3,624)	(3,624)
Dividends declared:
Class A ($0.62 per share)				(7,609)				(7,609)
Class B ($0.64 per share)				(17,198)				(17,198)

Amounts at June 30, 2007	$ 718	$1,433	$14,568	$480,863	$3,395	$ -0-	$(73,529)	$427,448

See Notes to Consolidated Financial Statements
47

KIMBALL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies

  Principles of Consolidation: The consolidated financial statements include the accounts of all domestic and foreign subsidiaries.  All significant intercompany balances and transactions have been eliminated in the consolidation.

  Revenue Recognition: Revenue from product sales is recognized when title and risk transfer to the customer, which under the terms and conditions of the sale, may occur either at the time of shipment or when the product is delivered to the customer.  Shipping and handling fees billed to customers are recorded as sales while the related shipping and handling costs are included in cost of goods sold.  The Company recognizes sales net of applicable sales tax. Service revenue is recognized as services are rendered.  Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sale, resulting in a reduction of revenue.  An allowance for doubtful accounts is recorded based upon the estimated collectibility of receivables, and results in an increase in selling expenses.

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

  Cash, Cash Equivalents and Short-Term Investments: Cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the time of acquisition.  Cash and cash equivalents consist of bank accounts, money market funds, and variable rate demand notes.  Variable rate demand notes are classified as cash equivalents because they contain features that provide liquidity in three months or less.  Cash equivalents are stated at cost, which approximates market value.  Short-term investments consist primarily of municipal bonds, U.S. Government securities, and auction rate securities with maturities exceeding three months at the time of acquisition.  Available-for-sale securities are stated at market value, with unrealized gains and losses excluded from net income and recorded net of related tax effect in Accumulated Other Comprehensive Income, as a component of Share Owners' Equity.

  Inventories: Inventories are stated at the lower of cost or market value.  Cost includes material, labor, and applicable manufacturing overhead.  Costs associated with underutilization of capacity are expensed as incurred.  The last-in, first-out (LIFO) method was used for approximately 18% and 24% of consolidated inventories in 2007 and 2006, respectively, and remaining inventories were valued using the first-in, first-out (FIFO) method.  Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory.  Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels.  Factors considered when evaluating obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes or cessation of product lines.

  Property, Equipment and Depreciation: Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided over the estimated useful life of the assets using the straight-line method for financial reporting purposes.  Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.  Maintenance, repairs, and minor renewals and betterments are expensed; major improvements are capitalized.

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

  Goodwill and Purchased Intangible Assets: Goodwill represents the difference between the purchase price and the value of tangible and identifiable intangible net assets resulting from business acquisitions.  Goodwill is tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired.  During fiscal year 2006, the sale of a fixed-wall furniture systems business resulted in a pre-tax goodwill impairment loss of $433, in thousands.

A summary of the goodwill by segment is as follows:

	June 30,	June 30,
	2007	2006
(Amounts in Thousands)
Furniture	$ 1,733	$ 1,733
Electronic Contract Assemblies	13,785	1,553

Consolidated	$15,518	$ 3,286

During fiscal year 2007, the Company acquired Reptron and recorded, in thousands, $12,069 of goodwill within the Electronic Contract Assemblies segment.  See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for further discussion. Also in the Electronic Contract Assemblies segment, goodwill increased, in thousands, $163 during fiscal year 2007 resulting from $114 of purchase price adjustments and $49 due to the effect of changes in foreign currency exchange rates.

Purchased intangible assets for product rights to produce and sell certain products are amortized on a straight-line basis over their estimated useful lives, and purchased intangible assets for capitalized customer relationships are amortized on estimated attrition rate of customers.  The Company has no intangible assets with indefinite useful lives which are not subject to amortization.  Intangible assets are reported as Other Assets on the Consolidated Balance Sheets.

A summary of purchased intangible assets subject to amortization by segment is as follows:

	June 30,	June 30,
	2007	2006
(Amounts in Thousands)
Furniture:
Cost	$ 1,160	$ 960
Accumulated Amortization	(210)	(932)

Purchased Intangible Assets, net	$ 950	$ 28

Electronic Contract Assemblies:
Cost	$ 937	$ --
Accumulated Amortization	(65)	(--)

Purchased Intangible Assets, net	$ 872	$ --

Consolidated	$ 1,822	$ 28

Purchased intangible assets in the Furniture segment consist of capitalized product rights to produce and sell certain products.  During fiscal year 2007, the Company's Electronic Contract Assemblies segment acquired Reptron and recorded, in thousands, a $937 customer relationship intangible asset, which was the fair value as of the acquisition date, and no residual value was assumed.  See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for further discussion of the acquisition.

During fiscal year 2007, 2006, and 2005, amortization expense related to purchased intangible assets was, in thousands, $94, $42, and $142, respectively. Amortization expense in future periods is expected to be, in thousands, $182, $335, $305, $283, and $262 in the five years ending June 30, 2012, and $455 thereafter.  When placed in service, the product rights intangible asset life is expected to be five years.  The amortization period for the customer relationship intangible asset is 16 years.

  Capitalized Software:  Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from two to seven years.  Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.  During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project.  Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing.  Software maintenance, training, data conversion, and business process reengineering costs are expensed in the period in which they are incurred.

  Research and Development: The costs of research and development are expensed as incurred.  Research and development costs from continuing operations were approximately, in millions, $17, $15, and $18 in fiscal years 2007, 2006, and 2005, respectively.

  Advertising:  Advertising costs are expensed as incurred.  Advertising costs from continuing operations, included in selling, general and administrative expenses were, in millions, $8.3, $5.6, and $5.3, in fiscal years 2007, 2006, and 2005, respectively.

  Insurance and Self-insurance: The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits including medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements.  The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and actuarial analyses, which are based on historical information along with certain assumptions about future events.  Approximately 61% of the workforce is covered under self-insured medical and short-term disability plans.

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

  Off-Balance Sheet Risk and Concentration of Credit Risk: The Company has business and credit risks concentrated in the automotive, medical, and furniture industries.  Two customers, TRW Automotive, Inc. and Bayer AG, represented 14% and 16%, respectively, of consolidated accounts receivable at June 30, 2007.  TRW Automotive, Inc. and Bayer AG, each represented 19% of consolidated accounts receivable at June 30, 2006.  The Company currently does not foresee a credit risk associated with these receivables.  The Company holds a $2 million note receivable from the sale of a forest products hardwood lumber business and maintains a provision for potential credit losses.  The Company also has a $2 million note receivable with one of its contract customers, due in fiscal year 2009.  A provision for potential credit losses is not currently deemed necessary on this note.  The Company's off-balance sheet arrangements are limited to operating leases entered into in the normal course of business as described in Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.

  Non-operating Income and Expense: Non-operating income and expense include the impact of such items as foreign currency rate movements, derivatives, fair value adjustments on our Supplemental Employee Retirement Plan (SERP) investments, recycling income, rent income, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to our operations.

  Foreign Currency Translation: The Company uses the U.S. dollar and Euro predominately as its functional currencies.  Foreign currency assets and liabilities are remeasured into functional currencies at end-of-period exchange rates, except for nonmonetary assets and equity, which are remeasured at historical exchange rates.  Revenue and expenses are remeasured at the weighted average exchange rate during the year, except for expenses related to nonmonetary assets, which are remeasured at historical exchange rates.  Gains and losses from foreign currency remeasurement are reported in the Other Income (Expense) category of the Consolidated Statements of Income.

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

  Derivative Instruments and Hedging Activities:  Derivative financial instruments are recognized on the balance sheet as either assets or liabilities and are measured at fair value.  Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction.  Hedge accounting is utilized when a derivative is expected to be highly effective upon execution and continues to be highly effective over the duration of the hedge transaction.  Hedge accounting permits gains and losses on derivative instruments to be deferred in Accumulated Other Comprehensive Income and subsequently included in earnings in the periods in which earnings are affected by the hedged item or when the derivative is determined to be ineffective.  The Company's use of derivatives is generally limited to forward purchases of foreign currency to manage exposure to the variability of cash flows, primarily related to the foreign exchange rate risks inherent in forecasted transactions denominated in foreign currency.

  Reclassifications:  Certain prior year information has been reclassified to conform to the current year presentation.  As a result of ceasing operations at the Company's Juarez, Mexico operation, the financial results associated with this operation were classified as discontinued operations.  Discontinued operations are discussed in further detail in Note 18 - Discontinued Operations of Notes to Consolidated Financial Statements.

  Tooling:  The Company capitalizes the cost of tooling which it owns or which it has a noncancelable right to use during a supply arrangement.  As of June 30, 2007 and 2006, respectively, the Company had $3.0 million and $3.1 million of Company-owned tooling costs capitalized, and $1.8 million and $0.6 million of customer-owned tooling costs capitalized.  Company-owned tooling is reported in the Property and Equipment line of the Consolidated Balance Sheets and customer-owned tooling is reported in the Prepaid Expense and Other Current Assets line on the Consolidated Balance Sheets.

  Stock-Based Compensation: As described in Note 8 - Stock Compensation Plans of Notes to Consolidated Financial Statements, the Company maintains stock-based employee compensation plans which allow for the issuance of restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights for grant to officers and other key employees of the Company, and to members of the Board of Directors who are not employees.  Prior to fiscal year 2006, the Company accounted for the plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. However, expense related to other share-based awards such as restricted share units and performance shares had been recognized in the income statement under APB 25.  Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)).  Under the modified prospective method of adoption selected by the Company, compensation expense related to stock options is recognized in the income statement beginning in fiscal year 2006, but compensation cost in fiscal year 2005 related to stock options continues to be disclosed on a pro forma basis only.  Additionally, as of the effective date, the Company eliminated its balance of Deferred Stock-Based Compensation, which represented unrecognized compensation cost for restricted share unit awards, and reclassified it to Treasury Stock and Additional Paid-In Capital, in accordance with the modified prospective transition method.  Financial statements for periods prior to July 1, 2005 have not been restated.

FAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs.  FAS 123(R) also requires that liability awards be revalued to fair value, which, upon the adoption of FAS 123(R), had the effect of a reduction of a liability for outstanding stock appreciation rights.  The impact of the revaluation of stock appreciation rights and the use of the estimated forfeiture method for prior periods have been presented on the Consolidated Statements of Income as a Cumulative Effect of Change in Accounting Principle, as required by FAS 123(R).  The cumulative effect recorded in fiscal year 2006 totaled $0.3 million of income, net of taxes.  The earnings per share impact can be found in Note 15 - Earnings per Share of Notes to Consolidated Financial Statements.

The Company's stock-based compensation plans allow early vesting when an employee reaches retirement age and ceases continuous service.  Under FAS 123(R), awards granted after June 30, 2005 require acceleration of compensation expense through an employee's retirement age, whether or not the employee is expected to cease continuous service on that date.  For awards granted on or before June 30, 2005, the Company accelerates compensation expense only in cases where a retirement eligible employee is expected to cease continuous service prior to an award's vesting date.  If the new provisions of FAS 123(R) had been in effect for awards granted prior to June 30, 2005, compensation expense including the pro forma effect of stock options, net of tax, would have been $0.2 million lower, $0.1 million higher, and $0.4 million higher during fiscal years 2007, 2006, and 2005, respectively.

The following table illustrates the effect on income from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions to stock-based employee compensation in fiscal year 2005.

Year Ended June 30, 2005

(Amounts in Thousands, Except for Per Share Data)
Income from Continuing Operations, as reported	$18,342
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,200
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	1,687

Pro Forma Income from Continuing Operations	$17,855

Earnings Per Share:
As reported:
Basic Earnings Per Share from Continuing Operations:
Class A	$ 0.48
Class B	$ 0.48
Diluted Earnings Per Share from Continuing Operations:
Class A	$ 0.47
Class B	$ 0.48

Pro Forma:
Basic Earnings Per Share from Continuing Operations:
Class A	$ 0.46
Class B	$ 0.47
Diluted Earnings Per Share from Continuing Operations:
Class A	$ 0.46
Class B	$ 0.47

  New Accounting Standards:  In June 2007, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11).  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital.  The realized income tax benefit recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards.  EITF 06-11 is effective as of the beginning of the Company's fiscal year 2009.  The Company is currently evaluating the impact of EITF 06-11 on its financial position, results of operations, and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 expands the use of fair value accounting, but does not affect existing standards which require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure financial instruments and certain other items, which may reduce the need to apply complex hedge accounting provisions in order to mitigate volatility in reported earnings. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings. FAS 159 is effective as of the beginning of the Company's fiscal year 2009. The Company is determining whether fair value accounting is appropriate for any of its eligible items and cannot currently estimate the impact, if any, which FAS 159 will have on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158). In February 2007, the FASB issued FSP FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides (FSP FAS 158-1). FAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its statement of financial position, recognize through comprehensive income changes in that funded status in the year in which the changes occur, and measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year. FSP FAS 158-1 updates the illustrations, questions and answers, and other guidance contained in FASB Statements No. 87, No. 88, and No. 106 and makes technical corrections to FAS 158. At the end of fiscal year 2007, the Company adopted the provisions of FAS 158 and FSP FAS 158-1 related to recognition of plan assets, benefit liabilities, and comprehensive income.  The Company expects to adopt the provisions of these rules dealing with the measurement of plan assets and benefit obligations as of the year end balance sheet date when these provisions become effective at the end of the Company's fiscal year 2009.  The change in measurement date is not expected to have a material impact on the Company's financial position, results of operations or cash flows.  These rules impact the accounting for the Company's unfunded noncontributory postemployment severance plans.  See Note 7 - Employee Benefit Plans of Notes to Consolidated Financial Statements for more information.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  During the first quarter of fiscal year 2007, the Company elected early adoption of SAB 108.  The adoption of SAB 108 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position if a position is more likely than not of being sustained on audit, based on the technical merits of the position.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, transition, and disclosure requirements for uncertain tax positions.  In May 2007, the FASB issued FASB Staff Position FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1).  This FSP provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The provisions of FIN 48 and FSP FIN 48-1 will be effective as of the beginning of the Company's fiscal year 2008.  The cumulative effect of the change in accounting principle, which will be recorded in the first quarter of fiscal year 2008, is estimated to increase the Company's liability for taxes, interest, and penalties by approximately $1.5 million to $2.5 million and reduce opening retained earnings by the same amount.  The Company continues to evaluate the estimated liability as tax positions are reviewed, including the tax positions related to the purchase price allocations of acquisitions.

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

Note 2    Acquisitions

Fiscal Year 2007 Acquisition:

On February 15, 2007, the Company closed on the definitive merger agreement dated December 18, 2006 with Reptron, whereby the Reptron entity merged into Kimball Electronics Tampa, Inc. as a wholly-owned subsidiary of the Company. The agreement, as amended, had been unanimously approved by the boards of directors of both the Company and Reptron, but was subject to Reptron shareholder approval, which was obtained on February 15, 2007. The operating results of this acquisition are included in the Company's consolidated financial statements beginning on the acquisition date.

The acquisition is included in the Company's Electronic Contract Assemblies segment and increased the Company's capabilities and expertise in support of the Company's long-term strategy to grow business in the medical electronics and high-end industrial sectors. Reptron's four manufacturing operations located in Tampa, Florida; Hibbing, Minnesota; Gaylord, Michigan; and Fremont, California have been renamed with Kimball Electronics identities.

The total amount of funds required to consummate the merger and to pay fees related to the merger was $50.9 million. The merger was funded with available cash and short-term investments. Merger funds were used to purchase all outstanding Reptron stock for $3.8 million, repay outstanding indebtedness and accrued interest of $17.6 million, tender senior secured notes for $22.4 million plus $4.8 million of senior secured notes and accrued interest remaining to be redeemed as of June 30, 2007, and pay direct acquisition costs of $2.3 million.  The Company subsequently redeemed the senior secured notes in August, 2007.  See Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements for further information on the senior secured notes.

The following table summarizes the preliminary purchase price allocation to assets acquired, liabilities assumed, and goodwill. The acquisition resulted in $12.1 million of goodwill for the Electronic Contract Assemblies segment of the Company. Goodwill of $10.1 million is expected to be deductible for tax purposes. The Company also identified and recorded intangible assets of $0.9 million related to customer relationships. See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further disclosure related to goodwill and intangible assets. The table shown below reflects revisions made to the purchase price allocation since initially reported, but is still preliminary as the Company obtains additional information for the valuation of the assets acquired and liabilities assumed.  The primary areas of the purchase price allocation that are not yet finalized relate to valuation of equipment acquired and valuation of income tax liabilities related to the Company's adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in fiscal year 2008, which requires retroactive restatement to reflect only tax positions that are more like than not of being sustained on audit.

Significant purchase price allocation adjustments made since initially reported include deferred tax adjustments to reflect book versus tax basis differences related to liabilities assumed in the acquisition and a restructuring accrual related to the approval of a restructuring plan to exit the Gaylord, Michigan facility.  With the acquisition, the Company recognized it would have excess capacity in North America.  Management developed a plan as of the acquisition date to consolidate capacity within the acquired facilities.  Based on a review of future growth potential in various geographies and input from existing customers regarding future capacity needs, it was determined that the Gaylord facility's automotive electronics business would transfer to other electronics manufacturing sites located in Jasper, Indiana and Nanjing, China.  The Company expects total pre-tax restructuring to be approximately $1.1 million, including $1.0 million related to employee severance and transition costs which have been recognized as a purchase price allocation adjustment.  See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for additional details of the restructuring plan.

(Amounts in Thousands)	Reptron Acquisition Purchase Price Allocation

Accounts Receivable	$13,218
Inventory	24,948
Deferred Tax Asset	1,300
Other Current Assets	1,173
Property and Equipment	18,346
Customer Relationship Intangible Asset	937
Other Long-Term Assets	339
Goodwill	12,069

Total assets acquired	$72,330

Accounts Payable	$16,579
Accrued Expenses	3,606
Accrued Restructuring	1,042
Other Liabilities	184

Total liabilities assumed	$21,411

Net assets acquired	$50,919

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Reptron had occurred at the beginning of fiscal years 2007 and 2006.  The selected unaudited pro forma consolidated results of operations presented below reflect the purchase method of accounting and have been adjusted for the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets.  Interest expense and interest income have been adjusted to coincide with the post acquisition cash and debt balances of the combined Company.  Income taxes have also been adjusted as appropriate for the combined income levels.  The pro forma information has not been adjusted for any operating synergies or other anticipated cost savings that may result from the merger.  As a result, these unaudited pro forma consolidated results of operations may not be indicative of the historical results that may have been achieved had the companies been combined during the periods presented and is not intended to be a projection of future results.  This acquisition was not a significant subsidiary.

	Pro Forma Year Ended June 30,
	(Unaudited)

	2007	2006
(Amounts in Thousands, Except for Per Share Data)
Net Sales	$1,380,238	$1,250,987
Income from Continuing Operations	20,681	29,132
Net Income	16,571	16,099
Basic Earnings Per Share from Continuing Operations:
Class A	$0.53	$0.76
Class B	$0.54	$0.77
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.51	$0.75
Class B	$0.53	$0.76
Basic Earnings Per Share
Class A	$0.42	$0.41
Class B	$0.43	$0.43
Diluted Earnings Per Share
Class A	$0.41	$0.41
Class B	$0.43	$0.42

The pro forma information for the year ended June 30, 2007 included offsetting nonrecurring items of the following after-tax amounts directly related to the acquisition:  $2 million cancellation of debt income, approximately $1 million acquisition-related expense incurred by Reptron, and $1 million expense required under certain employment agreements due to change in control provisions.

The pro forma information for the year ended June 30, 2006 has not been adjusted to include pro forma information for the Bridgend, Wales, UK and Longford, Ireland acquisitions which were completed in the Company's fourth quarter of fiscal year 2006.

Fiscal Year 2006 Acquisitions:

On April 3, 2006, the Company entered into an asset purchase agreement for the acquisition of the Bridgend, Wales, UK manufacturing operation of Bayer Diagnostics Manufacturing Limited ("BDML") and its parent company, Bayer HealthCare LLC, a member of the worldwide group of companies headed by Bayer AG. The closing of the purchase was effective April 3, 2006. The operating results of this acquisition are included in the Company's consolidated financial statements beginning on the acquisition date.

The acquisition is included in the Company's Electronic Contract Assemblies segment and better positions the Company to capitalize on growth opportunities in the medical market within this segment. The BDML workforce and their capabilities have added to the Company's package of value that is offered to its medical customers and is a step in the Company's strategy to diversify its markets.

The Company paid BDML a sum of $31.5 million. Direct costs of the acquisition totaled $0.5 million.

The following table summarizes the assets acquired for the BDML acquisition. The building and land were not part of the assets acquired. The Company is leasing a portion of the facility from a third party. The table shown below reflects revisions made to the purchase price during fiscal year 2007, including liabilities related to involuntary terminations.  The purchase price adjustment is now final.

(Amounts in thousands)	BDML Acquisition Purchase Price Allocation

Inventory	$28,829
Property and equipment	2,035
Software	653
Deferred Tax Asset	826
Other	63
Goodwill	1,342

Total assets acquired	$33,748

Current liabilities	1,760

Net assets acquired	$31,988

For tax purposes, the amount of goodwill recognized was, in thousands, $96 and is fully deductible. The difference between book and tax goodwill, net of deferred taxes, is due to the liabilities for involuntary employee terminations recognized for book purposes that are not part of the purchase price allocation for tax purposes. The entire amount of goodwill was allocated to the Electronic Contract Assemblies segment of the Company.

On May 5, 2006, the Company acquired a printed circuit board assembly operation in Longford, Ireland from Magna Donnelly Electronics Longford Limited.  Assets acquired were $3.4 million, liabilities assumed were $3.5 million, and the Company received $0.1 million in the acquisition.  Direct costs of the acquisition were $0.3 million.  The acquisition resulted in $0.3 million of goodwill for the Electronic Contract Assemblies segment of the Company.  There were no material purchased intangible assets included in the acquisition.  The operating results of this acquisition are included in the Company's consolidated financial statements beginning on the acquisition date.  The purchase price allocation is final.

Note 3    Inventories

Inventories are valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 18% and 24% of consolidated inventories in fiscal years 2007 and 2006, respectively, including approximately 86% and 83% of the Furniture segment inventories in fiscal years 2007 and 2006, respectively.  The Electronic Contract Assemblies segment inventories and the remaining inventories in the Furniture segment are valued using the lower of first-in, first-out (FIFO) cost or market value.

Had the FIFO method been used for all inventories, income from continuing operations would have been $0.1 million higher in fiscal year 2007, $0.7 million lower in fiscal year 2006, and $1.1 million higher in fiscal year 2005, and net income, which includes the effect of discontinued operations, would have been $0.1 million higher in fiscal year 2007, $2.9 million lower in fiscal year 2006, and $0.4 million lower in fiscal year 2005.  Additionally, inventories would have been, in millions, $16.4 and $16.3 higher at June 30, 2007 and 2006, respectively, if the FIFO method had been used.  Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased income from continuing operations by $1.1 million in fiscal year 2007, $1.3 million in fiscal year 2006, and an immaterial amount in fiscal year 2005.  LIFO liquidations increased net income, which includes the effect of discontinued operations, by $1.1 million in fiscal year 2007, $3.6 million in fiscal year 2006, and $2.9 million in fiscal year 2005.

Inventory components at June 30 are as follows:

	2007	2006

(Amounts in Thousands)
Finished products	$ 34,577	$ 32,653
Work-in-process	15,162	12,154
Raw materials	102,584	80,996

Total FIFO inventory	$152,323	$125,803

LIFO Reserve	(16,422)	(16,324)

Total inventory	$135,901	$109,479

Note 4    Property and Equipment

Major classes of property and equipment at June 30 consist of the following:

	2007	2006

(Amounts in Thousands)
Land	$ 9,865	$ 5,005
Buildings and improvements	165,483	151,421
Machinery and equipment	304,531	314,184
Construction-in-progress	14,810	7,689

Total	$ 494,689	$ 478,299
Less: Accumulated depreciation	(320,889)	(327,177)

Property and equipment, net	$ 173,800	$ 151,122

The useful lives used in computing depreciation are based on the Company's estimate of the service life of the classes of property, as follows:

Years

Buildings and improvements	5 to 50
Machinery and equipment	2 to 20
Leasehold improvements	Lesser of Useful Life or Term of Lease

Depreciation and amortization of property and equipment for continuing operations, including asset write-downs associated with the Company's restructuring plans, totaled, in millions, $31.7 for fiscal year 2007, $28.5 for fiscal year 2006, and $29.4 for fiscal year 2005.

At June 30, 2007, in thousands, assets totaling $3,032 were classified as held for sale, including $2,691 for a facility related to an exited operation within the Electronic Contract Assemblies segment and $341 for manufacturing equipment related to exited operations within the Furniture segment.  The exited Electronic Contract Assemblies facility is reported as unallocated corporate assets for segment reporting purposes.  The Furniture segment recognized a pre-tax loss in fiscal year 2007, in thousands, of $378 for impairment write-downs on the held-for-sale assets. The Company expects to sell these assets during the next 12 months.  At June 30, 2006, the Company had, in thousands, $353 of land held as unallocated corporate assets classified as held for sale.

Note 5    Commitments and Contingent Liabilities

Leases:

Operating leases for continuing operations for certain office, showroom, manufacturing facilities, land, and equipment, which expire from fiscal year 2008 to 2056, contain provisions under which minimum annual lease payments are, in millions, $5.4, $4.8, $2.9, $2.6, and $2.3 for the five years ended June 30, 2012, respectively, and aggregate $5.8 million from fiscal year 2013 to the expiration of the leases in fiscal year 2056.  The Company is obligated under certain real estate leases to maintain the properties and pay real estate taxes.  Certain of these leases include renewal options and escalation clauses.  Total rental expenses for continuing operations amounted to, in millions, $6.5, $4.7, and $5.2 in fiscal years 2007, 2006, and 2005, respectively.

As of June 30, 2007 and 2006, the Company had, in millions, $0.8 and $1.2, respectively, of capitalized leases for equipment.  Future minimum annual lease payments excluding imputed interest are, in millions, $0.4 for each of the fiscal years ending June 30, 2008 and 2009, with no payments thereafter.

Guarantees:

As of June 30, 2007, the Company had no guarantees issued which were contingent on the future performance of another entity.  As of June 30, 2006, the Company had guarantees which consisted of customer lease financing with recourse whereby the Company could have become liable to a third-party leasing company if the customer defaulted on their lease, guarantees of third-party dealer facility leases and bank loans whereby the Company could have become liable if the dealer defaulted on a lease or bank loan, and guarantees associated with subleases whereby the Company could have been responsible for lease commitments if the sublessee defaulted.  At the inception of a guarantee, the Company recognizes a liability for obligations the Company may incur if specified triggering events or conditions occur.  The liability is recorded at fair value which is estimated based on various factors including risk that the Company may have to perform under a guarantee and ability to recover against payments made on a guarantee.  The maximum potential liability and carrying amount recorded for these guarantees was immaterial to the Company's financial position.

Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of June 30, 2007 and 2006, the Company had a maximum financial exposure from unused standby letters of credit totaling $14.5 million and $13.5 million, respectively.  The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements.  Accordingly, no liability has been recorded as of June 30, 2007 and 2006 with respect to the standby letters of credit.  The Company also enters into commercial letters of credit to facilitate payments to vendors and from customers.

Product Warranties:

The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered.  Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual during fiscal years 2007 and 2006 were as follows:

(Amounts in Thousands)	2007	2006

Product Warranty Liability at the beginning of the year	$ 2,127	$ 3,653
Accrual for warranties issued	961	789
Accruals (reductions) related to pre-existing warranties (including changes in estimates)	(47)	(749)
Settlements made (in cash or in kind)	(894)	(1,566)

Product Warranty Liability at the end of the year	$ 2,147	$ 2,127

Note 6    Long-Term Debt and Credit Facility

Long-term debt consists of long-term notes payable, capitalized leases, and senior secured notes.  Aggregate maturities of long-term debt for the next five years are, in thousands, $5,515, $412, $60, $61, and $12, respectively, and aggregate $287 thereafter.  Interest rates range from 3.455% to 9.25%.  Based upon borrowing rates currently available to the Company, the fair value of the Company's debt approximates the carrying value.

At June 30, 2007, the Company's outstanding balance in senior secured notes was $4.5 million.  These notes represent the remaining portion of notes originally held by Reptron which was not tendered as of the date of the acquisition.  The notes were valued in the preliminary purchase price allocation at their stated 101% redemption price, which approximates their fair value.  As of the acquisition date, the indenture agreement related to the remaining notes was amended to eliminate or modify substantially all of the restrictive covenants in the indenture.  The notes are irrevocably and unconditionally guaranteed by the acquired Reptron legal entity and are secured by the assets of this legal entity.  The Reptron legal entity was in compliance with all terms and covenants of the notes, as amended, as of June 30, 2007.  The maturity date of the notes is February 2009; however, the Company redeemed the notes in the first quarter of fiscal year 2008.  The notes were redeemed at the stated redemption price equal to 101% of the principal amount together with interest accrued at a fixed 8% annual interest rate through the redemption date.  As of June 30, 2007, the notes were classified as Current Liabilities on the Consolidated Balance Sheets.  See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for information on the Reptron acquisition.

The Company maintains a five year revolving credit facility which expires in May 2009 and provides for up to $75 million in borrowings, with an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent.  The Company uses this facility for acquisitions and general corporate purposes.  A commitment fee is payable on the unused portion of the credit facility which was immaterial to the Company's operating results for fiscal years 2007, 2006, and 2005.  Borrowings under the credit agreement bear interest at a floating rate based, at the Company's option, upon a London Interbank Offered Rate (LIBOR) plus an applicable percentage or the greater of the federal funds rate plus an applicable percentage and the prime rate.  The Company is in compliance with debt covenants requiring it to maintain certain debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions.

The Company also maintains a separate foreign credit facility which is backed by the $75 million revolving credit facility.  The separate foreign credit facility is reviewed annually for renewal and will expire in May 2008 if not renewed at that time.  The interest rate applicable to borrowings in US dollars under the separate foreign credit facility is charged at 0.75% per annum over the Singapore Interbank Money Market Offered Rate (SIBOR).  The interest rate on borrowings in Thai Baht under the separate foreign credit facility is charged at the prevailing market rate.

At June 30, 2007, the Company had $18.9 million of short-term borrowings outstanding under the revolving credit facility.  The outstanding balance consists of a Euro currency borrowing which provides a natural currency hedge against Euro denominated intercompany notes between the US parent and its Euro functional currency subsidiaries.  The Company issued an additional $14.4 million in letters of credit against the revolving credit facility, which reduces total availability to borrow to $41.7 million at June 30, 2007.  At June 30, 2006, the Company had $21.0 million of short-term borrowings outstanding under the revolving credit facility and $2.1 million short-term borrowings outstanding under a separate foreign facility which was backed by the $75 million revolving credit facility.

In April 2007, the Company entered into a new credit facility for its electronics operation in Wales, UK.  The facility is reviewed annually for renewal and will expire in March 2008 if not renewed at that time.  The new credit facility provides a 2 million Sterling (approximately $4 million US dollars at current exchange rates) facility which is available to cover bank overdrafts.  Bank overdrafts may be deemed necessary to satisfy short-term cash needs rather than funding from intercompany sources.  As collateral subject to lien, this facility requires 3 million Euro (approximately $4 million US dollars at current exchange rates) to be held as restricted cash which is classified as other long-term assets on the Company's balance sheet.  The restricted cash is held in an account which is interest bearing payable to the Company.  The interest rate applicable to the Sterling overdraft facility is charged at 1% per annum over the Bank of England's Sterling Base Rate.  At June 30, 2007, the Company had $3.0 million of Sterling-denominated short-term borrowings outstanding under the overdraft facility.

As of June 30, 2007 and 2006, the weighted average interest rates on the Company's short-term borrowings outstanding under the credit facilities were 4.93% and 3.86%, respectively.  Cash payments for interest on borrowings were, in thousands, $889, $544, and $173, in fiscal years 2007, 2006, and 2005, respectively.

Note 7    Employee Benefit Plans

Retirement Plans:

The Company has a trusteed defined contribution retirement plan in effect for substantially all domestic employees meeting the eligibility requirements. The plan includes a 401(k) feature, thereby permitting participants to make additional voluntary contributions on a pre-tax basis.  Payments by the Company to the trusteed plan have a five year vesting schedule and are held for the sole benefit of participants. The Company also maintains a trusteed defined contribution retirement plan for Reptron employees.

The Company maintains a supplemental employee retirement plan (SERP) for executive employees which enable them to defer cash compensation on a pre-tax basis in excess of IRS limitations.  The SERP is structured as a rabbi trust and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.

Company contributions for domestic employees are based on a percent of net income with certain minimum and maximum limits as determined by the Board of Directors.  Total expense related to employer contributions to the retirement plans for fiscal years 2007, 2006, and 2005 was, in millions, $5.8, $5.8, and $1.3, respectively.

Employees of certain foreign subsidiaries are covered by local pension or retirement plans.  Total expense related to employer contributions to these foreign plans for 2007, 2006, and 2005 was, in millions, $0.9, $0.2, and $0.0, respectively.

Severance Plans:

The Company maintains severance plans for substantially all domestic employees.  The plans provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. There are no statutory requirements for the Company to contribute to the plans, nor do employees contribute to the plans.  The plans hold no assets.  Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment.  Benefits are based upon an employee's years of service and accumulate up to certain limits specified in the plans, and include both salary and medical benefits.

The Company applied the guidance of  SFAS 112, Employers' Accounting for Postemployment Benefits, and valued benefit obligations using actuarial techniques and management judgment.  As of June 30, 2007, the Company adopted SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans.  The adoption of SFAS 158 did not have a material impact on the accounting for severance obligations because the plans have no requirement to fund plan assets; thus no transition disclosures are required.  The following disclosures provide information as of the June 30, 2007 valuation of the severance obligations:

(Amounts in Thousands)	June 30, 2007

Benefit Obligation
Current liabilities	$ 286
Noncurrent liabilities	1,914

Total benefit obligation	$ 2,200

Accumulated Other Comprehensive Income
Prior service cost, net of tax benefit of $877	$ 1,323

Total accumulated other comprehensive income	$ 1,323

The estimated prior service cost for the severance plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $172, in thousands, net of taxes.  The Company used a May 31, 2007 measurement date to determine the benefit obligation.

The following table discloses assumptions used in actuarial calculations:

June 30, 2007

Discount Rate	5.5%
Rate of Compensation Increase	5.0%

Note 8    Stock Compensation Plans

On August 19, 2003, the Board of Directors adopted the 2003 Stock Option and Incentive Plan (the "2003 Plan"), which was approved by the Company's Share Owners on October 21, 2003.  Under the 2003 Plan, 2,500,000 shares of Common Stock were reserved for restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights for grant to officers and other key employees of the Company and to members of the Board of Directors who are not employees.  The 2003 Plan is a 10 year plan.  The Company also has stock options outstanding under two former stock incentive plans, which are described below.  The pre-tax compensation cost that was charged against income from continuing operations for all of the plans was $4.9 million and $3.8 million in fiscal year 2007 and 2006, respectively.  The total income tax benefit from continuing operations for stock compensation arrangements was $1.9 million and $1.5 million in fiscal year 2007 and 2006, respectively.  These compensation expense and tax benefit amounts exclude the impact of the Cumulative Effect of a Change in Accounting Principle recorded in fiscal year 2006, as described in Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.  The Company generally uses treasury shares for fulfillment of option exercises, issuance of performance shares, and conversion of restricted share units.

Performance Shares:

The Company awards performance shares to officers and other key employees under the 2003 Plan.  Under these awards, a number of shares will be granted to each participant based upon the attainment of the applicable bonus percentage calculated under the Company's profit sharing incentive bonus plan as applied to a total potential share award made and approved by the Compensation and Governance Committee. Performance shares are vested when issued shortly after the end of the fiscal year in which the performance measurement period is complete and are issued as Class A and Class B common shares.  Certain outstanding performance shares are applicable to performance measurement periods in future fiscal years and will be measured at fair value when the performance targets are established in future fiscal years.  The contractual life of performance shares ranges from one to five years.  If a participant is not employed by the Company on the date of issuance, the performance share award is forfeited, except in the case of death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in the Company's employment policy.  Additionally, to the extent performance conditions are not fully attained, performance shares are forfeited.

A summary of performance share activity under the 2003 Plan during fiscal year 2007 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Performance shares outstanding at July 1, 2006	467,354	$12.24
Granted	459,217	17.42
Vested	(150,651)	12.25
Forfeited	(91,923)	14.02

Performance shares outstanding at June 30, 2007	683,997	$17.43

As of June 30, 2007, there was approximately $6.7 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals.  That cost is expected to be recognized over a weighted average period of 3.6 years.  The fair value of performance shares is based on the stock price at the date of award, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards.  The weighted average grant date fair value was $17.42 and $12.24 for performance share awards granted in fiscal year 2007 and 2006, respectively.  During fiscal year 2007, 150,651 performance shares vested at a fair value of $1.8 million.  No performance shares vested during fiscal year 2006.  The number of shares presented in the above table, the amounts of unrecognized compensation, and the weighted average period include performance shares awarded that are applicable to future performance measurement periods and will be measured at fair value when the performance targets are established in future fiscal years.

Restricted Share Units:

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

A summary of RSU activity under the 2003 Plan during fiscal year 2007 is presented below:

	Number of Share Units	Weighted Average Grant Date Fair Value

Restricted Share Units outstanding at July 1, 2006	532,900	$15.75
Granted	--	--
Vested	(1,500)	15.78
Forfeited	(31,300)	15.78

Restricted Share Units outstanding at June 30, 2007	500,100	$15.75

As of June 30, 2007, there was approximately $3.3 million of unrecognized compensation cost related to nonvested RSU compensation arrangements awarded under the 2003 Plan.  That cost is expected to be recognized over a weighted average period of 2.2 years.  The fair value of RSU awards is based on the stock price at the date of award.  The total fair value of RSU awards vested during fiscal year 2007 and 2006 was, in thousands, $24 and $31, respectively.

Unrestricted Share Grants:

Under the 2003 Plan, unrestricted shares may be granted to participants as consideration for service to the Company.  Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale or other restrictions.  The fair value of unrestricted shares is based on the stock price at the date of the award.  During fiscal year 2007 and 2006, respectively, the Company granted a total of 7,668 and 18,501 unrestricted shares of Class B common stock at an average grant date fair value of $24.53 and $11.22, for a total fair value of $0.2 million and $0.2 million.  These shares were issued to members of the Board of Directors as compensation for director's fees, as a result of directors' elections to receive unrestricted shares in lieu of cash payment.

Stock Options:

The Company has stock options outstanding under two former stock incentive plans.  The 1996 Stock Incentive Program, which was approved by the Company's Share Owners on October 22, 1996, allowed the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, and performance share awards to officers and other key employees of the Company and to members of the Board of Directors who are not employees.  The 1996 Stock Incentive Program will continue to have options outstanding through fiscal year 2013.  The 1996 Directors' Stock Compensation and Option Plan, available to all members of the Board of Directors, was approved by the Company's Share Owners on October 22, 1996.  Under the terms of that plan, Directors electing to receive all, or a portion, of their fees in the form of Company stock were also granted a number of stock options equal to 50% of the number of shares received for compensation of fees. The Directors' Stock Compensation and Option Plan will continue to have options outstanding through fiscal year 2009.  No shares remain available for new grants under the Company's prior stock option plans.

There were no stock option grants awarded during fiscal years 2007 and 2006.   For outstanding awards, the fair value at the date of the grant was estimated using the Black-Scholes option pricing model.  Options granted under the plans generally are exercisable from six months to five years after the date of grant and expire five to ten years after the date of grant.  Stock options are forfeited when employment terminates, except in the case of retirement at age 62 or older, death, permanent disability, or certain other circumstances described in the Company's employment policy.

The Company also has an immaterial number of stock appreciation rights outstanding under the former 1996 Stock Incentive Program.  As valued by the Black-Scholes valuation model, these awards had no value as of June 30, 2007 and 2006.

A summary of stock option activity under the two former plans during fiscal year 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding at July 1, 2006	1,719,808	$15.81
Granted	--	--
Exercised	(819,117)	15.91
Forfeited	(39,466)	15.07
Expired	(31,182)	18.18

Options outstanding at June 30, 2007	830,043	$15.65	4.5 years	$ --

Options vested and expected to vest	813,680	$15.67	4.5 years	$ --

Options exercisable at June 30, 2007	286,918	$16.77	2.9 years	$ --

The total intrinsic value of options exercised during fiscal year 2007 and 2006 was $5.8 million and $0.2 million, respectively.  The value of existing shares held by employees was used to exercise stock options.  The actual tax benefit realized for the tax deductions from option exercises totaled $1.9 million and $0.1 million for fiscal year 2007 and 2006, respectively.

Note 9    Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Income tax benefits net of valuation allowance associated with net operating losses of, in thousands, $2,092 expire from fiscal year 2012 to 2025.  Income tax benefits net of valuation allowance associated with net tax credit carryforwards of, in thousands, $91, expire from fiscal year 2012 to 2020.  A valuation reserve was provided as of June 30, 2007 for deferred tax assets relating to certain foreign and state net operating losses of, in thousands, $1,215, certain state tax credit carryforwards of, in thousands, $3,139, and, in thousands, $66 related to other deferred tax assets that the Company currently believes are more likely than not to remain unrealized in the future.

The components of the deferred tax assets and liabilities as of June 30, 2007 and 2006, were as follows:

	2007	2006

(Amounts in Thousands)
Deferred Tax Assets:
Receivables	$ 2,349	$ 2,092
Inventory	3,657	2,433
Employee benefits	3,256	3,431
Deferred compensation	8,716	8,326
Restricted share units	1,944	1,320
Other current liabilities	1,422	1,364
Warranty reserve	856	848
Credit carryforwards	3,230	3,180
Restructuring	438	221
Goodwill	312	583
Charitable contribution carryforward	--	1,317
Net operating loss carryforward	3,307	2,620
Miscellaneous	1,151	1,429
Valuation Allowance	(4,420)	(3,856)

Total asset	$26,218	$25,308

Deferred Tax Liabilities:
Property & equipment	$ 9,370	$13,247
Capitalized software	174	820
Miscellaneous	493	437

Total liability	$10,037	$14,504

Net Deferred Income Taxes	$16,181	$10,804

The components of income (loss) from continuing operations before taxes on income are as follows:

	Year Ended June 30

	2007	2006	2005

(Amounts in Thousands)
United States	$38,576	$32,716	$ 9,512
Foreign	(2,224)	6,481	14,695

Total income from continuing operations before income taxes on income	$36,352	$39,197	$24,207

The provision for income taxes from continuing operations is composed of the following items:

	Year Ended June 30

	2007	2006	2005

(Amounts in Thousands)
Currently Payable:
Federal	$ 16,185	$ 17,118	$ 1,655
Foreign	553	1,232	3,605
State	2,897	3,495	355

Total current	19,635	21,845	5,615

Deferred Taxes:
Federal	(5,303)	(8,831)	386
Foreign	(488)	(525)	(622)
State	(758)	(1,905)	486

Total deferred	(6,549)	(11,261)	250

Total provision for income taxes for continuing operations	$ 13,086	$ 10,584	$ 5,865

A reconciliation of the statutory U.S. income tax rate from continuing operations to the Company's effective income tax rate follows:

	Year Ended June 30

	2007		2006		2005

	Amount	%	Amount	%	Amount	%
(Amounts in Thousands)
Tax computed at U.S. federal statutory rate	$ 12,723	35.0%	$ 13,719	35.0%	$ 8,472	35.0%
State income taxes, net of federal income tax benefit	1,420	3.9	1,093	2.8	547	2.3
Foreign tax effect	843	2.3	(1,561)	(4.0)	(2,148)	(8.9)
Tax-exempt interest income	(1,201)	(3.3)	(651)	(1.7)	(420)	(1.8)
Domestic manufacturing deduction	(323)	(0.9)	(347)	(0.9)	--	--
Research credit	(686)	(1.9)	(500)	(1.3)	(265)	(1.1)
Other - net	705	2.0	385	1.1	(321)	(1.3)
Resolution of IRS audit	(395)	(1.1)	(1,554)	(4.0)	--	--

Total provision for income taxes for continuing operations	$ 13,086	36.0%	$ 10,584	27.0%	$ 5,865	24.2%

Cash payments for income taxes, net of refunds, were in thousands, $14,599, $10,028, and $1,226 in fiscal year 2007, 2006, and 2005, respectively.

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

Note 11    Derivative Instruments

The Company operates internationally and is therefore exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments to hedge certain foreign currency exposures. Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated. Derivative instruments are only utilized to manage underlying exposures that arise from the Company's business operations and are not used for speculative purposes. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, the degree to which the underlying exposure is committed to, and the availability, effectiveness, and cost of derivative instruments.

The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. The maximum length of time the Company had hedged its exposure to the variability in future cash flows was 12 months as of both June 30, 2007 and 2006. For derivative instruments that meet the criteria of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income, a component of Share Owners' Equity, and are subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other income or expense immediately.

The fair value of derivative financial instruments recorded on the balance sheet as of June 30, 2007 and 2006 was, in thousands, $835 and $77, recorded in other current assets, and $430 and $881 recorded in other current liabilities, respectively. Derivative gains (losses), on a pre-tax basis, were, in thousands, $1,287, ($405), and $3,022, in fiscal year 2007, 2006, and 2005, respectively. Included in the derivative gain for fiscal year 2007 is $299 pre-tax income, in thousands, related to Thailand hedges which were determined to be ineffective as a result of government currency exchange rate controls.  Ineffectiveness was not material during fiscal year 2006 and 2005.  Derivative gains and losses are reported in the Non-Operating Income line of the Consolidated Statements of Income and the Net Income line of the Consolidated Statements of Cash Flows. The Company estimates that, in thousands, $229 of pre-tax derivative gains deferred in Accumulated Other Comprehensive Income will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next fiscal year ending June 30, 2008.

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

	June 30

	2007	2006
(Amounts in Thousands)
Carrying cost	$67,699	$107,294
Unrealized holding gains	21	--
Unrealized holding losses	(321)	(427)
Other-than-temporary impairment	(49)	(21)

Fair Value	$67,350	$106,846

As of June 30, 2007, 63 investments were in an unrealized loss position and the unrealized loss approximated 0.7% of their fair value.  The duration of the unrealized loss positions ranges from one to 39 months.  The Company has the ability to hold these investments and expects unrealized losses to be recoverable, and therefore, the Company does not consider these investments to be other-than-temporarily impaired.  In reaching the conclusion that investments are not impaired, the Company considered the severity of loss, the credit quality of the instrument in relation to its yield, whether the external fund manager has discretion to trade at a loss, and the fact that the value of the debt investments is driven by interest rate fluctuations.

The fair value and unrealized loss for investments which have been in a continuous unrealized loss position for less than 12 months total, in thousands, $42,844 and ($256), respectively, as of June 30, 2007.  The fair value and unrealized loss for investments which have been in a continuous unrealized loss position for 12 months or longer total, in thousands, $5,888 and ($65), respectively, as of June 30, 2007.  The fair value and unrealized loss for investments which were in a continuous unrealized loss position for less than 12 months total, in thousands, $11,962 and ($114), respectively, as of June 30, 2006.  The fair value and unrealized loss for investments which were in a continuous unrealized loss position for 12 months or longer total, in thousands, $15,705 and ($313), respectively, as of June 30, 2006.

Proceeds from sales of available-for-sale securities were, in thousands, $13,403, $13,285, and $19,384 for the years ended June 30, 2007, 2006, and 2005, respectively.  Gross realized gains and (losses) on the sale of available-for-sale securities at June 30, 2007 were, in thousands, $17 and ($72), respectively, compared to gross realized gains and (losses) of, in thousands, $2 and ($91), respectively, at June 30, 2006 and $139 and ($41), respectively, at June 30, 2005.  The cost was determined on each individual security in computing the realized gains and losses.  Realized gains and losses are reported in the Other Income (Expense) category of the Consolidated Statements of Income.

The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees.  The SERP is structured as a rabbi trust and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.  The Company recognizes SERP investment assets on the balance sheet at current fair value.  A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants.  The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income.  Adjustments made to revalue the SERP liability are also recognized in income and exactly offset valuation adjustments on SERP investment assets.  The change in net unrealized holding gains and losses at June 30, 2007, 2006, and 2005 was, in thousands, $2,939, $1,720, and $1,250, respectively.  SERP asset and liability balances were as follows:

	June 30

	2007	2006
(Amounts in Thousands)
SERP investment - current asset	$ 2,888	$ 2,429
SERP investment - other long-term asset	10,498	8,714

Total SERP investment	$ 13,386	$ 11,143

SERP obligation - current liability	$ 2,888	$ 2,429
SERP obligation - other long-term liability	10,498	8,714

Total SERP obligation	$ 13,386	$ 11,143

Note 13    Accrued Expenses

Accrued expenses consisted of:

	June 30

	2007	2006

(Amounts in Thousands)
Taxes	$ 3,413	$ 3,181
Compensation	27,332	32,357
Retirement plan	5,575	5,551
Insurance	7,990	8,323
Other expenses	20,004	16,456

Total accrued expenses	$64,314	$65,868

Note 14   Segment and Geographic Area Information

Management organizes the Company into segments based upon differences in products and services offered in each segment.  The segments and their principal products and services are as follows:  The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names.  The Electronic Contract Assemblies segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally.  The Company's focus is on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications.  The Company currently sells primarily to customers in the automotive, industrial controls, medical, and public safety industries.

Included in the Electronic Contract Assemblies segment are sales to two major customers.  Sales to TRW Automotive, Inc., totaled in millions, $96.6, $135.6, and $129.7 in fiscal years 2007, 2006, and 2005, respectively, representing 8%, 12%, and 13% of consolidated net sales, respectively, for such periods.  Sales to Bayer AG entities under common control, including Bayer Diagnostics Manufacturing Limited, totaled, in millions, $198.9, $66.4, and $16.7 in fiscal years 2007, 2006, and 2005, respectively, representing 15%, 6%, and 2% of consolidated net sales, respectively, for such periods.  The increase in sales to Bayer AG in fiscal year 2006 was related to the Company's acquisition of Bayer's Bridgend, Wales, UK manufacturing operation in the fourth quarter of that fiscal year.

The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements with additional explanation of segment allocations as follows.  Corporate assets and operating costs are allocated to the segments based on the extent to which each segment uses a centralized function, where practicable.  However, certain common costs have been allocated among segments less precisely than would be required for stand alone financial information prepared in accordance with accounting principles generally accepted in the United States of America.  Unallocated corporate assets include cash and cash equivalents, short-term investments, and other assets not allocated to segments.  Unallocated corporate income from continuing operations consists of income not allocated to segments for purposes of evaluating segment performance and includes income from corporate investments and other non-operational items.  Sales between the Furniture segment and Electronic Contract Assemblies segment are not material.

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

The Company aggregates multiple operating segments into each reportable segment.  The aggregated operating segments have similar economic characteristics and meet the other aggregation criteria required by SFAS 131, Disclosure about Segments of an Enterprise and Related Information.

Income statement amounts presented are from continuing operations.

	At or For the Year Ended June 30, 2007

	Furniture	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$613,962	$672,968	$ --	$1,286,930
Depreciation and Amortization	18,093	20,561	--	38,654
Interest Income	--	--	5,237	5,237
Interest Expense	3	1,025	45	1,073
Provision for Income Taxes	11,283	1,489	314	13,086
Income from Continuing Operations (1)	17,810	981	4,475	23,266
Total Assets	225,555	381,631	87,555	694,741
Goodwill	1,733	13,785	--	15,518
Capital Expenditures	22,313	18,568	--	40,881

	At or For the Year Ended June 30, 2006

	Furniture	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$612,589	$496,706	$ 254	$1,109,549
Depreciation and Amortization	17,901	18,117	--	36,018
Interest Income	--	--	4,592	4,592
Interest Expense	--	217	32	249
Provision (Benefit) for Income Taxes	10,728	221	(365)	10,584
Income from Continuing Operations (2)	17,291	6,456	4,866	28,613
Total Assets	228,017	324,284	126,720	679,021
Goodwill	1,733	1,553	--	3,286
Capital Expenditures	9,607	19,919	--	29,526

	At or For the Year Ended June 30, 2005

	Furniture	Electronic Contract Assemblies	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$563,818	$439,696	$ 872	$1,004,386
Depreciation and Amortization	20,078	18,268	--	38,346
Interest Income	--	--	2,104	2,104
Interest Expense	12	43	108	163
Provision for Income Taxes	4,119	1,090	656	5,865
Income from Continuing Operations (3)	4,439	10,753	3,150	18,342
Total Assets	301,827	207,068	91,645	600,540
Goodwill	2,166	--	--	2,166
Capital Expenditures	17,405	10,722	--	28,127

(1) Includes consolidated after-tax restructuring charges of $0.9 million in fiscal year 2007.  On a segment basis, the Furniture segment recorded a $0.8 million restructuring charge, the Electronic Contract Assemblies segment recorded a $0.1 million restructuring charge, and Unallocated Corporate recorded a minimal amount of restructuring.  See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for further discussion.

(2) Includes consolidated after-tax restructuring charges of $2.8 million in fiscal year 2006.  On a segment basis, the Furniture segment recorded a $2.3 million restructuring charge, and the Electronic Contract Assemblies segment recorded a $0.5 million restructuring charge.  See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for further discussion.  Also includes $1.3 million of after-tax income received as part of a Polish offset credit program for investments made in our Poland operations within the Electronic Contract Assemblies segment.

(3) Includes consolidated after-tax restructuring charges of $0.2 million in fiscal year 2005 primarily within the Furniture segment.  See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for further discussion.

Sales by Product Line:

The Furniture segment produces and sells a variety of similar products and services. Net sales to external customers by product line within the Furniture segment were as follows:

	Year Ended June 30

	2007	2006	2005
(Amounts in Thousands)
Net Sales:
Furniture
Branded Furniture	$602,903	$573,759	$512,801
Contract Private Label Products (4)	11,059	38,830	51,017

Total	$613,962	$612,589	$563,818

(4) The Net Sales decline was the result of the planned exit of Contract Private Label Products which was complete as of June 30, 2007.

Geographic Area:

The following geographic area data includes net sales based on product shipment destination and long-lived assets based on physical location.  Long-lived assets include property and equipment and other long-term assets such as software.

	At or For the Year Ended June 30

	2007	2006	2005
(Amounts in Thousands)
Net Sales:
United States	$ 921,230	$ 920,724	$ 886,862
Foreign	365,700	188,825	117,524

Total net sales	$1,286,930	$1,109,549	$1,004,386

Long-Lived Assets:
United States	$ 167,579	$ 157,739	$ 203,541
Foreign	40,930	36,143	30,850

Total long-lived assets	$ 208,509	$ 193,882	$ 234,391

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

EARNINGS PER SHARE FROM CONTINUING OPERATIONS
	Year Ended			Year Ended			Year Ended
	June 30, 2007			June 30, 2006			June 30, 2005

(Amounts in Thousands, Except for Per Share Data)	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Basic Earnings Per Share from Continuing Operations:
Dividends Declared	$ 7,609	$ 17,198	$ 24,807	$ 8,330	$ 16,071	$ 24,401	$ 8,628	$ 15,799	$ 24,427
Undistributed Earnings (Loss)	(478)	(1,063)	(1,541)	1,455	2,757	4,212	(2,166)	(3,919)	(6,085)

Income from Continuing Operations	$ 7,131	$ 16,135	$ 23,266	$ 9,785	$ 18,828	$ 28,613	$ 6,462	$ 11,880	$ 18,342

Average Basic Shares Outstanding	11,979	26,623	38,602	13,195	25,002	38,197	13,576	24,565	38,141

Basic Earnings Per Share from Continuing Operations	$0.60	$0.61		$0.74	$0.75		$0.48	$0.48

Diluted Earnings Per Share from Continuing Operations:
Dividends Declared and Assumed Dividends on Dilutive Shares	$ 7,708	$ 17,360	$ 25,068	$ 8,411	$ 16,077	$ 24,488	$ 8,628	$ 15,835	$ 24,463
Undistributed Earnings (Loss)	(565)	(1,237)	(1,802)	1,436	2,689	4,125	(2,187)	(3,934)	(6,121)

Income from Continuing Operations	$ 7,143	$ 16,123	$ 23,266	$ 9,847	$ 18,766	$ 28,613	$ 6,441	$ 11,901	$ 18,342

Average Diluted Shares Outstanding	12,325	26,932	39,257	13,360	25,024	38,384	13,711	24,648	38,359

Diluted Earnings Per Share from Continuing Operations	$0.58	$0.60		$0.74	$0.75		$0.47	$0.48

Reconciliation of Basic and Diluted EPS from Continuing Operations Calculations:
Income from Continuing Operations Used for Basic EPS Calculation	$ 7,131	$ 16,135	$ 23,266	$ 9,785	$ 18,828	$ 28,613	$ 6,462	$ 11,880	$ 18,342

Assumed Dividends Payable on Dilutive Shares:
Stock options	--	151	151	--	--	--	--	--	--
Performance share awards	99	11	110	81	6	87	--	36	36

Reduction of Undistributed Earnings - allocated based on Class A and Class B shares	(87)	(174)	(261)	(19)	(68)	(87)	(21)	(15)	(36)

Income from Continuing Operations Used for Diluted EPS Calculation	$ 7,143	$ 16,123	$ 23,266	$ 9,847	$ 18,766	$ 28,613	$ 6,441	$ 11,901	$ 18,342

Average Shares Outstanding for Basic EPS Calculation	11,979	26,623	38,602	13,195	25,002	38,197	13,576	24,565	38,141

Dilutive Effect of Average Outstanding:
Stock options	--	236	236	--	--	--	--	--	--
Performance share awards	160	16	176	131	10	141	--	57	57
Restricted share units	186	57	243	34	12	46	135	26	161

Average Shares Outstanding for Diluted EPS Calculation	12,325	26,932	39,257	13,360	25,024	38,384	13,711	24,648	38,359

LOSS PER SHARE FROM DISCONTINUED OPERATIONS
	Year Ended	Year Ended	Year Ended
	June 30, 2007	June 30, 2006	June 30, 2005

Basic:
Class A	($0.11)	($0.36)	($0.05)
Class B	($0.11)	($0.35)	($0.04)
Diluted:
Class A	($0.11)	($0.36)	($0.05)
Class B	($0.11)	($0.36)	($0.04)

EARNINGS PER SHARE FROM CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
	Year Ended	Year Ended	Year Ended
	June 30, 2007	June 30, 2006	June 30, 2005

Basic:
Class A	$0.00	$0.01	$0.00
Class B	$0.00	$0.01	$0.00
Diluted:
Class A	$0.00	$0.01	$0.00
Class B	$0.00	$0.01	$0.00

EARNINGS PER SHARE (INCLUDING DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE)
	Year Ended			Year Ended			Year Ended
	June 30, 2007			June 30, 2006			June 30, 2005

(Amounts in Thousands, Except for Per Share Data)	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Basic Earnings Per Share:
Dividends Declared	$ 7,609	$ 17,198	$ 24,807	$ 8,330	$ 16,071	$ 24,401	$ 8,628	$ 15,799	$ 24,427
Undistributed Loss	(1,754)	(3,901)	(5,655)	(3,123)	(5,916)	(9,039)	(2,790)	(5,049)	(7,839)

Net Income	$ 5,855	$ 13,297	$ 19,152	$ 5,207	$ 10,155	$ 15,362	$ 5,838	$ 10,750	$ 16,588

Average Basic Shares Outstanding	11,979	26,623	38,602	13,195	25,002	38,197	13,576	24,565	38,141

Basic Earnings Per Share	$0.49	$0.50		$0.39	$0.41		$0.43	$0.44

Diluted Earnings Per Share:
Dividends Declared and Assumed Dividends on Dilutive Shares	$ 7,708	$ 17,360	$ 25,068	$ 8,411	$ 16,077	$ 24,488	$ 8,628	$ 15,835	$ 24,463
Undistributed Loss	(1,857)	(4,059)	(5,916)	(3,176)	(5,950)	(9,126)	(2,815)	(5,060)	(7,875)

Net Income	$ 5,851	$ 13,301	$ 19,152	$ 5,235	$ 10,127	$ 15,362	$ 5,813	$ 10,775	$ 16,588

Average Diluted Shares Outstanding	12,325	26,932	39,257	13,360	25,024	38,384	13,711	24,648	38,359

Diluted Earnings Per Share	$0.47	$0.49		$0.39	$0.40		$0.42	$0.44

Included in dividends declared for the basic and diluted earnings per share computation are dividends computed and accrued on unvested Class A and Class B restricted share units, which will be paid by a conversion to the equivalent value of common shares after a vesting period.

In fiscal year 2007, all 1,147,000 stock options outstanding were dilutive and were included in the dilutive calculation. In fiscal year 2006, all 1,944,000 stock options outstanding were antidilutive and were excluded from the dilutive calculation. In fiscal year 2005, all 2,435,000 stock options outstanding were antidilutive and were excluded from the dilutive calculation.

Note 16   Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners.  Comprehensive income consists of net income and other comprehensive income, which includes the net change in unrealized gains and losses on securities, foreign currency translation adjustments, the net change in derivative gains and losses, and postemployment severance prior service cost.  The Company has elected to disclose comprehensive income in the Consolidated Statements of Share Owners' Equity.  Accumulated balances of other comprehensive income are as follows:

	Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustments	Net Change in Unrealized Gains and Losses on Securities (1)	Net Change in Derivative Gains/Losses (2)	Postemployment Severance Prior Service Cost (3)	Accumulated Other Comprehensive Income
(Amounts in Thousands)
Balance at June 30, 2004	$1,120	$ (12)	$ 514	$ --	$1,622

Current year change	(5)	(79)	(637)	--	(721)
Balance at June 30, 2005	$1,115	$ (91)	$ (123)	$ --	$ 901

Current year change	468	(166)	(317)	--	(15)
Balance at June 30, 2006	$1,583	$ (257)	$ (440)	$ --	$ 886

Current year change	3,182	76	574	(1,323)	2,509
Balance at June 30, 2007	$4,765	$ (181)	$ 134	$ (1,323)	$3,395

(1) Net of tax expense/(benefit), in thousands, of $50, ($110), and ($53) for fiscal year 2007, 2006, and 2005, respectively.

(2) Net of tax expense/(benefit), in thousands, of $183, ($54), and ($154) for fiscal year 2007, 2006, and 2005, respectively.

(3) Net of tax (benefit), in thousands, of ($877) for fiscal year 2007.

Note 17   Restructuring Expense

During the fourth quarter of fiscal year 2007, the Company approved a restructuring plan within the Electronics Contract Assemblies segment to exit a manufacturing facility located in Gaylord, Michigan.  This facility was one of four facilities acquired in the recent acquisition of Reptron, as described in Note 2 - Acquisitions of Notes to Consolidated Financial Statements.  With the acquisition, the Company recognized it would have excess capacity in North America.  Management developed a plan as of the acquisition date to consolidate capacity within the acquired facilities.  Based on a review of future growth potential in various geographies and input from existing customers regarding future capacity needs, it was determined that the Gaylord facility's automotive electronics business would transfer to other electronics manufacturing sites located in Jasper, Indiana and Nanjing, China.  The Gaylord facility and some of the equipment will be sold.  The Company expects to cease production during the second quarter of fiscal year 2008 and complete all restructuring activities by the fourth quarter of fiscal year 2008.  The Company expects total pre-tax restructuring to be approximately $1.1 million, including $1.0 million related to employee severance and transition costs which have been recognized as a purchase price allocation adjustment in goodwill, not impacting earnings, and $0.1 million related to inventory transfers and post-closing activities which will impact earnings as the costs are incurred.

As a result of excess capacity in North America, during the third quarter of fiscal year 2006 the Company approved a restructuring plan within the Electronic Contract Assemblies segment to exit a manufacturing facility located in Northern Indiana.  As part of this restructuring plan, the production for select programs was transferred to other locations within this segment.  Operations at this facility ceased in the Company's first quarter of fiscal year 2007.  The facility is classified as held for sale.  The facility and ongoing maintenance expenses related to the facility are reported as unallocated corporate assets and expenses for segment reporting purposes.  The Company expects minimal future charges and estimates total pre-tax restructuring charges related to this plan, when complete, to be approximately $1.2 million, consisting of $0.7 million of employee transition costs, acceleration of software amortization of $0.4 million, acceleration of plant, property, and equipment depreciation of $0.1 million, and other restructuring costs of $0.3 million partially offset by $0.3 million for gains on the sale of equipment net of other asset impairment.

As part of the Company's plan to sharpen focus and simplify business processes within the Furniture segment, the Company announced during the first quarter of fiscal year 2006, a restructuring plan which included consolidation of administrative, marketing, and business development functions to better serve the segment's primary markets. To simplify and standardize business processes, a portion of the Company's Enterprise Resource Planning (ERP) software is being redesigned and is expected to be complete during the next year.  Accelerated amortization costs will continue to be recognized during this period. During the first quarter of fiscal year 2006, capitalized software costs related to the ERP software that was not yet placed in service were abandoned and recognized as impaired. Restructuring charges related to ERP software impairment, accelerated amortization, employee severance, and other consolidation costs are recorded on the Restructuring Expense line item of the Company's Consolidated Statements of Income. The plan also included the sale of a forest products hardwood lumber business and a business unit which produced fixed-wall furniture systems. Losses on the sale of these business units are presented on the Loss from Discontinued Operations, Net of Tax line item on the Company's Consolidated Statements of Income. See Note 18 - Discontinued Operations of Notes to Consolidated Financial Statements for further discussion of these discontinued operations. The Company estimates total pre-tax charges under the plan, when complete, to be approximately $17.0 million, including the pre-tax loss on the sale of business operations of $10.3 million which was recorded as discontinued operations, and restructuring charges for plant, property, and equipment impairment of $0.4 million, software impairment of $3.5 million, acceleration of software amortization of $2.2 million, employee severance costs of $0.5 million, and other restructuring costs of $0.1 million.

During the second quarter of fiscal year 2003, the Company announced incremental cost scaling actions to more closely align its operating capacities and capabilities with reduced demand levels related to the prolonged nature of the global economic slowdown in many of the Company's markets and the resulting continuation of underutilized manufacturing capacity within both of the Company's segments.  Overall scaling actions included the consolidation of capabilities and operations, selling and/or exiting redundant facilities, aligning personnel costs, and adjusting assets associated with scaling actions to their current fair values.  Activities outlined in the restructuring plan began in the second quarter of fiscal year 2003 and were completed in the first quarter of fiscal year 2005.

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

Fiscal Year 2007 Restructuring Charges:

There were no restructuring charges recognized in earnings in fiscal year 2007 regarding the restructuring plan announced during the fourth quarter of fiscal year 2007 to exit a manufacturing facility located in Gaylord, Michigan.

As a result of the fiscal year 2006 restructuring plan, the Company recognized consolidated pre-tax restructuring expense of $1.5 million in fiscal year 2007. Within the Furniture segment, the Company recognized pre-tax restructuring expense of $1.3 million in fiscal year 2007, which included restructuring charges of $0.8 million for accelerated software amortization, $0.4 million for plant, property, and equipment impairment, and $0.1 million for employee transition and other costs. The Electronic Contract Assemblies segment recognized pre-tax restructuring expense of $0.1 million in fiscal year 2007 which included $0.3 million for employee transition costs and $0.1 million for accelerated software amortization which were partially offset by $0.3 million of gains on the sale of equipment net of other asset impairment. Within Unallocated Corporate, the Company recognized pre-tax restructuring expense of $0.1 million in fiscal year 2007 for other exit costs.

Fiscal Year 2006 Restructuring Charges:

As a result of the fiscal year 2006 restructuring plan, the Company recognized consolidated pre-tax restructuring expense of $4.7 million in fiscal year 2006.  Within the Furniture segment, the Company recognized pre-tax restructuring expense of $3.8 million in fiscal year 2006, which included restructuring charges of $0.3 million for employee transition costs, $2.9 million for software impairment, and $0.6 million for accelerated software amortization.  Within the Electronic Contract Assemblies segment, the Company recognized pre-tax restructuring expense of $0.9 million in fiscal year 2006, which included restructuring charges of $0.1 million for asset impairment, $0.2 million for accelerated software amortization, $0.1 million for accelerated plant, property, and equipment depreciation, and $0.5 million for employee transition costs.

Fiscal Year 2005 Restructuring Charges:

As a result of the fiscal year 2003 restructuring plan, the Company recognized pre-tax restructuring expense of $0.3 million in fiscal year 2005, primarily within the Furniture segment.  Included in the restructuring charge was $0.1 million for asset write-downs and $0.2 million for plant closure and other exit costs.

  Reserves

At June 30, 2007, there was $1.0 million restructuring liability relating to continuing operations remaining on the Consolidated Balance Sheet. The restructuring charge, utilization and cash paid to date, and ending reserve balances of continuing operations at June 30, 2007 were as follows:

(Amounts in Thousands)	Transition and Other Employee Costs	Asset and Goodwill Write-downs	Plant Closure and Other Exit Costs	Total

Reserve June 30, 2004	$ --	$ --	$ 227	$ 227

Amounts Charged - Cash	--	--	205	205
Amounts Charged - Non-Cash	--	116	--	116

Subtotal	--	116	205	321
Amounts Utilized / Cash Paid	--	(116)	(432)	(548)

Reserve June 30, 2005	$ --	$ --	$ --	$ --

Amounts Charged - Cash	812	--	--	812
Amounts Charged - Non-Cash	--	3,843	--	3,843

Subtotal	812	3,843	--	4,655
Amounts Utilized / Cash Paid	(435)	(3,843)	--	(4,278)

Reserve June 30, 2006	$ 377	$ --	$ --	$ 377

Amounts Charged - Cash	362	--	213	575
Amounts Charged - Non-Cash	--	953	--	953

Subtotal	362	953	213	1,528
Amounts Utilized / Cash Paid	(733)	(953)	(213)	(1,899)
Amounts Adjusted (1)	1,042	--	--	1,042

Reserve June 30, 2007	$ 1,048	$ --	$ --	$ 1,048

(1) A restructuring reserve of $1.0 million was established during fiscal year 2007 related to the purchase price allocation of the Reptron acquisition.  The reserve increased the goodwill balance of the acquired entity and has not been charged to restructuring expense.

  Total Restructuring Charges Incurred to Date Since Announcement of Plans

(Amounts in Thousands)		Transition and Other Employee Costs	Asset and Goodwill Write-downs	Plant Closure and Other Exit Costs	Total

Electronic Contract Assemblies Segment	2006 Plan	$ 743	$ 199	$ 46	$ 988
	2003 Plan	--	3,756	--	3,756

	Subtotal	$ 743	$ 3,955	$ 46	$ 4,744

Furniture Segment	2006 Plan	$ 432	$ 4,597	$ --	$ 5,029
	2003 Plan	1,124	2,415	3,590	7,129

	Subtotal	$ 1,556	$ 7,012	$ 3,590	$ 12,158

Unallocated Corporate	2006 Plan	$ --	$ --	$ 166	$ 166
	2003 Plan	--	1,236	80	1,316

	Subtotal	$ --	$ 1,236	$ 246	$ 1,482

Consolidated		$ 2,299	$ 12,203	$ 3,882	$ 18,384

Note 18    Discontinued Operations

Fiscal Year 2007 Discontinued Operations:

During the first quarter of fiscal year 2007, the Company approved a plan to exit the production of wood rear projection television (PTV) cabinets and stands within the Furniture segment, which affected the Company's Juarez, Mexico operation. For some time, the market demand for wood rear PTV cabinets and stands had been declining due to the market shift to plasma and LCD large-screen televisions, and the Company responded to this trend. In August 2004, the Company sold the building in Juarez and subsequently leased back a much smaller manufacturing footprint in the same facility to reduce excess capacity, and then during fiscal year 2006, the Company further consolidated its two Mexican wood rear PTV cabinet and stand operations into the one smaller Juarez facility. With the recent exit, the Company will no longer have continuing involvement with the production of PTV cabinets and stands.  Production at the Juarez facility ceased during the second quarter of fiscal year 2007, and all inventory has been sold.  Miscellaneous wrap-up activities including disposition of remaining equipment were complete as of June 30, 2007.  The lease on the building expires in August 2009, and the Company is attempting to sub-lease its portion of the facility. Beginning in the quarter ended December 31, 2006, the year-to-date financial results associated with the Mexican operations in the Furniture segment were classified as discontinued operations, and all prior periods were restated.

The Company currently estimates that the pre-tax charges related to exit activities at the Juarez facility will be approximately $5.6 million, consisting of approximately $1.6 million of property and equipment impairment and losses on sales, $1.1 million of transition and other employee costs, $2.2 million of lease exit costs, and $0.7 million of other exit costs. As a result of this exit plan, the Company recognized within the Furniture segment pre-tax expenses of $4.4 million in fiscal year 2007, which included charges of $1.6 million for property and equipment impairment and losses on sales, charges of $1.1 million for transition and other employee costs, charges of $1.0 million for lease exit costs, and $0.7 million of other exit costs. The Company utilized available market prices and management estimates to determine the fair value of impaired fixed assets. At June 30, 2006, liabilities related to an exit plan to consolidate Mexican furniture and cabinets operations into one facility located at Juarez totaled $0.2 million of other exit costs. There was no balance for this reserve at June 30, 2007.

Fiscal Year 2006 Discontinued Operations:

On September 15, 2005, in conjunction with its restructuring plan to sharpen its focus on primary markets within the Furniture segment, the Company approved plans to sell the operations of a forest products hardwood lumber business and a business which produced and sold fixed-wall furniture systems.  Additionally on November 8, 2005, the Company approved a plan to exit a non-core business that manufactured polyurethane and polyester molded components for use in the recreational vehicle, signage, and residential furniture industries.

On October 14, 2005, the Company completed the sale of the fixed-wall furniture systems business, which included primarily the sale of property and equipment, inventory, accounts receivable, and product rights.  The purchase price totaled $1.2 million, of which $0.3 million was received at closing and $0.9 million was a note receivable, which has been collected.  The sale resulted in a net loss of $1.4 million.  The loss on disposal of the fixed-wall furniture business included an after-tax goodwill impairment loss of $0.3 million recognized in the Furniture segment in fiscal year 2006.  The goodwill impairment loss was based upon the cessation of cash flows related to the fixed-wall furniture systems business.  The Company will not have significant continuing cash flows or continuing involvement with this business.

On November 30, 2005, the Company completed the sale of the forest products hardwood lumber business to Indiana Hardwoods, Inc., which included primarily the sale of property and equipment, inventory, accounts receivable, and timber assets.  The president and owner of Indiana Hardwoods, Inc. is Barry L. Cook, who was formerly employed by the Company as a Vice President of Kimball International, Inc. and had responsibility for this hardwoods lumber operation.  The transaction prices were negotiated between the Company and Indiana Hardwoods, Inc.  The Company also considered offers from other interested outside parties, but ultimately determined that it was in the Company's best interest financially to sell this operation to Indiana Hardwoods, Inc.  The purchase price totaled $25.5 million, of which $23.5 million was received at closing and $2.0 million is a note receivable.  The terms of the note receivable require monthly payments of interest for a three-year period, with the principal coming due after the three-year period.  The note is subordinate to the purchaser's bank loan.  If the purchaser is not in compliance with bank loan covenants or does not maintain sufficient cash flows, the principal payment on the note receivable may be delayed beyond three years.  The note may represent a concentration of credit risk.  The Company maintains a provision for potential credit losses based on expected collectibility of the note, which the Company believes is adequate.  The sale resulted in a net loss of $4.8 million.  The Company has no ongoing commitments resulting from the sales agreement. The Company will not have significant continuing cash flows or continuing involvement with this business.

On January 20, 2006, the Company completed the sale of a non-core business that manufactures polyurethane and polyester molded components for use in the recreational vehicle, signage, and residential furniture industries, which included primarily the sale of inventories and machinery and equipment.  The purchase price totaled $0.6 million.  The sale resulted in a net loss of $0.7 million.  The Company will not have significant continuing cash flows or continuing involvement with this business.

Fiscal Year 2005 Discontinued Operations:

On January 17, 2005, the Company announced its decision to exit the branded residential furniture business, which was part of the branded furniture product line within the Furniture segment.  The exit plan included discontinuing procurement of branded residential furniture, ending marketing and dealer activities, and selling remaining inventories.  The branded residential furniture operation had no long-lived assets, and all branded residential furniture inventory was sold.

On October 12, 2004, the Company announced a plan to exit its veneer slicing operation, which was part of the forest products product line within the Furniture segment.  The plan included the sale of veneer slicing machinery, equipment and remaining veneer inventories.  During fiscal year 2005, veneer slicing and warehousing operations ceased, and all inventory and assets were sold.

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these businesses have been classified as discontinued operations, and their operating results and gains (losses) on disposal are presented on the Gain (Loss) from Discontinued Operations, Net of Tax line of the Consolidated Statements of Income.

Operating results and the gain (loss) on sale of the discontinued operations were as follows:

	Year Ended June 30

(Amounts in Thousands)	2007	2006	2005

Net Sales of Discontinued Operations	$ 8,744	$ 62,110	$ 141,465

Operating Loss of Discontinued Operations	$ (5,046)	$ (11,671)	$ (5,848)
Benefit for Income Taxes	1,978	5,032	3,781

Operating Loss of Discontinued Operations, Net of Tax	$ (3,068)	$ (6,639)	$ (2,067)

Gain (Loss) on Disposal of Discontinued Operations	$ (1,600)	$ (11,495)	$ 520
Benefit (Provision) for Income Taxes	554	4,584	(207)

Gain (Loss) on Disposal of Discontinued Operations, Net of Tax	$ (1,046)	$ (6,911)	$ 313

Loss from Discontinued Operations, Net of Tax	$ (4,114)	$ (13,550)	$ (1,754)

Note 19    Quarterly Financial Information (Unaudited)

Quarterly financial information is summarized as follows:
	Three Months Ended

	September 30	December 31	March 31	June 30

(Amounts in Thousands, Except for Per Share Data)
2007:
Net Sales (1)	$309,779	$327,268	$311,582	$338,301
Gross Profit (1)	64,665	67,381	60,355	68,959
Income from Continuing Operations (2)	6,283	8,160	4,388	4,435
Net Income (2)	3,671	7,204	3,816	4,461
Basic Earnings Per Share from Continuing Operations:
Class A	$0.16	$0.21	$0.11	$0.11
Class B	$0.16	$0.21	$0.12	$0.11
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.16	$0.20	$0.10	$0.11
Class B	$0.16	$0.21	$0.11	$0.11
Basic Earnings Per Share:
Class A	$0.10	$0.19	$0.09	$0.11
Class B	$0.10	$0.19	$0.10	$0.12
Diluted Earnings Per Share:
Class A	$0.09	$0.18	$0.09	$0.11
Class B	$0.10	$0.18	$0.10	$0.11

2006:
Net Sales (1)	$256,768	$263,512	$260,653	$328,616
Gross Profit (1)	58,529	59,708	62,074	68,580
Income from Continuing Operations (3)	2,295	7,156	7,664	11,498
Income (Loss) Before Cumulative Effect of Change in Accounting Principle (3)	(6,862)	4,234	7,289	10,402
Net Income (Loss) (3)	(6,563)	4,234	7,289	10,402
Basic Earnings Per Share from Continuing Operations:
Class A	$0.06	$0.18	$0.20	$0.30
Class B	$0.06	$0.19	$0.20	$0.30
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.06	$0.18	$0.20	$0.30
Class B	$0.06	$0.19	$0.20	$0.30
Basic Earnings (Loss) Per Share Before Cumulative Effect of Change in Accounting Principle:
Class A	($0.18)	$0.10	$0.19	$0.27
Class B	($0.18)	$0.11	$0.19	$0.27
Diluted Earnings (Loss) Per Share Before Cumulative Effect of Change in Accounting Principle:
Class A	($0.18)	$0.10	$0.19	$0.27
Class B	($0.18)	$0.11	$0.19	$0.27
Basic Earnings (Loss) Per Share:
Class A	($0.17)	$0.10	$0.19	$0.27
Class B	($0.17)	$0.11	$0.19	$0.27
Diluted Earnings (Loss) Per Share:
Class A	($0.17)	$0.10	$0.19	$0.27
Class B	($0.17)	$0.11	$0.19	$0.27

(1) Net sales and gross profit are from continuing operations.  Fiscal year 2007 net sales included $319.3 million related to fiscal year 2007 and 2006 acquisitions.  Fiscal year 2006 net sales included $61.5 million related to fiscal year 2006 acquisitions.  See Note 18 - Discontinued Operations of Notes to Consolidated Financial Statements for further information on discontinued operations.

(2) Fiscal year 2007 income from continuing operations and net income included $0.9 million ($0.02 per diluted share) of after-tax restructuring expenses.

(3) Fiscal year 2006 income from continuing operations, income (loss) before cumulative effect of change in accounting principle and net income (loss) included $2.8 million ($0.07 per diluted share) of after-tax restructuring expenses and $1.3 million ($0.03 per diluted share) of after-tax income received as part of a Polish offset credit program for investments made in a Poland operation.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2007, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

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

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B - Other Information

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Directors

The information required by this item with respect to Directors is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2007 under the caption "Election of Directors."

Committees

The information required by this item with respect to the Audit Committee and its financial expert and with respect to the Compensation and Governance Committee's responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2007 under the caption "Information Concerning the Board of Directors and Committees."

Executive Officers of the Registrant

The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I and is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2007 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Code of Ethics

The Company has a code of ethics that applies to all employees of the Registrant, including the Chief Executive Officer, Chief Financial Officer, and the Principal Accounting Officer.  The code of ethics is posted on the Company's website at www.ir.kimball.com.  It is the Company's intention to disclose any amendments to the code of ethics on this website.  In addition, any waivers of the code of ethics for directors or executive officers of the Company will be disclosed in a Current Report on Form 8-K.

Item 11 - Executive Compensation

The information required by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2007 under the captions - "Information Concerning the Board of Directors and Committees," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Executive and Director Compensation Tables."

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters

Security Ownership

The information required by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2007 under the caption "Share Ownership Information."

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the Company's equity compensation plans as of June 30, 2007:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)

Equity compensation plans approved by Share Owners	2,014,140 (1)	$15.65 (2)	1,097,606 (3)

Equity compensation plans not approved by Share Owners	--	--	--

Total	2,014,140	$15.65	1,097,606

(1) Includes 830,043 Class B stock option grants, 608,435 Class A and 75,562 Class B performance share awards, and 386,600 Class A and 113,500 Class B restricted share unit awards.  The number of performance shares assumes that performance targets will be met.

(2) Performance shares and restricted share units not included as there is no exercise price for these awards.

(3) Includes 1,097,606 Class A and Class B shares available for issuance as restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights under the Company's 2003 Stock Option and Incentive Plan.  No shares remain available for issuance under the Company's prior stock option plans.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Related Transactions

The information required by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2007 under the caption "Review and Approval of Transactions with Related Persons."

Director Independence

The information required by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2007 under the caption "Information Concerning the Board of Directors and Committees."

Item 14 - Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the material contained in the Registrant's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2007 under the caption "Relationship with Independent Registered Public Accounting Firm" and "Approval Process for Services Performed by the Independent Registered Public Accounting Firm."

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this Report:

    (1)  Financial Statements:

    (2)  Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2007	89

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

    (3)  Exhibits

See the Index of Exhibits on page 90 for a list of the exhibits filed or incorporated herein as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer August 31, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ James C. Thyen

JAMES C. THYEN
President, Chief Executive Officer August 31, 2007

/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer August 31, 2007

/s/ Michelle R. Schroeder

MICHELLE R. SCHROEDER Vice President, Corporate Controller (functioning as Principal Accounting Officer) August 31, 2007

Signature	Signature

Ronald J. Thyen *	Harry W. Bowman*

RONALD J. THYEN	HARRY W. BOWMAN
Director	Director

John T. Thyen *	James C. Thyen *

JOHN T. THYEN	JAMES C. THYEN
Director	Director

Christine M. Vujovich *	Jack R. Wentworth *

CHRISTINE M. VUJOVICH	JACK R. WENTWORTH
Director	Director

Polly B. Kawalek *	Geoffrey L. Stringer *

POLLY B. KAWALEK	GEOFFREY L. STRINGER
Director	Director

Gary P. Critser *	John B. Habig *

GARY P. CRITSER	JOHN B. HABIG
Director	Director

*  The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date

August 31, 2007	/s/ Douglas A. Habig

DOUGLAS A. HABIG
Director
Individually and as Attorney-In-Fact

KIMBALL INTERNATIONAL, INC.

Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions/(Reductions) to Expense	Charged to Other Accounts	Write-offs and Recoveries	Balance at End of Year

(Amounts in Thousands)
Year Ended June 30, 2007
Valuation Allowances:
Short-Term Receivable Allowance	$ 1,282	$ (282)	$ 242	$ 235	$ 1,477
Long-Term Note Receivable Allowance	$ 1,400	--	--	--	$ 1,400
Deferred Tax Asset	$ 3,856	$ 574	--	$ (10)	$ 4,420

Year Ended June 30, 2006
Valuation Allowances:
Short-Term Receivable Allowance	$ 2,142	$ 414	$ 9	$ (1,283)	$ 1,282
Long-Term Note Receivable Allowance	--	$ 1,400	--	--	$ 1,400
Deferred Tax Asset	$ 3,429	$ 1,054	--	$ (627)	$ 3,856

Year Ended June 30, 2005
Valuation Allowances:
Short-Term Receivable Allowance	$ 3,456	$ 391	$ 19	$ (1,724)	$ 2,142
Long-Term Note Receivable Allowance	$ 693	--	--	$ (693)	--
Deferred Tax Asset	$ 2,597	$ 874	--	$ (42)	$ 3,429

KIMBALL INTERNATIONAL, INC.

INDEX OF EXHIBITS

Exhibit No.	Description

2(a)	Agreement and Plan of Merger by and among Kimball Electronics Manufacturing, Inc., Gator Electronics, Inc., and Reptron Electronics, Inc., dated as of December 18, 2006 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 19, 2006)
2(b)	Amendment to Agreement and Plan of Merger by and among Kimball Electronics Manufacturing, Inc., Gator Electronics, Inc., and Reptron Electronics, Inc., dated as of February 5, 2007 (Incorporated by reference to Exhibit 2(b) to the Company's Form 10-Q for the period ended December 31, 2006)
3(a)	Amended and restated Articles of Incorporation of the Company
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 10-Q for the period ended December 31, 2005)
4	Agreement to Furnish Debt Instruments (Incorporated by reference to Exhibit 4 to the Company's Form 10-Q for the period ended March 31, 2007)
10(a)*	Summary of Director and Named Executive Officer Compensation
10(b)*	Supplemental Bonus Plan (Incorporated by reference to Exhibit 10(a) to the Company's Form 10-K for the year ended June 30, 2004)
10(c)*	2003 Stock Option and Incentive Plan (Incorporated by reference to Appendix A to the Company's Annual Proxy Statement filed September 10, 2003)
10(d)*	Supplemental Employee Retirement Plan (2006 Revision) (Incorporated by reference to Exhibit 10(a) to the Company's Form 10-Q for the period ended March 31, 2006)
10(e)*	1996 Stock Incentive Program (Incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended June 30, 2006)
10(f)*	1996 Director Stock Compensation and Option Plan (Incorporated by reference to Exhibit 10(f) to the Company's Form 10-K for the year ended June 30, 2006)
10(g)*	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A filed January 24, 2005)
10(h)*	Form of Annual Performance Share Award Agreement, as amended on August 22, 2006 (Incorporated by reference to Exhibit 10(b) to the Company's Form 10-Q for the period ended September 30, 2006)
10(i)	Credit Agreement, dated as of May 20, 2004, among the Company, the Lenders and Bank One, NA, and First Amendment to Credit Agreement, dated as of December 7, 2005, by and among the Company, The Lenders Party Thereto and JPMorgan Chase Bank (Incorporated by reference to Exhibit 10(a) to the Company's Form 10-Q for the period ended December 31, 2005)
10(j)*	Form of Employment Agreement dated May 1, 2006 between the Company and each of James C. Thyen, Douglas A. Habig, Robert F. Schneider, Donald D. Charron, P. Daniel Miller, John H. Kahle and Gary W. Schwartz (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-Q for the period ended March 31, 2006)
10(k)*	Form of Long Term Performance Share Award, as amended on August 22, 2006 (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-Q for the period ended September 30, 2006)
10(l)*	Description of the Company's 2005 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 18, 2005)
11	Computation of Earnings Per Share (Incorporated by reference to Note 15 - Earnings Per Share of Notes to Consolidated Financial Statements)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* = constitutes management contract or compensatory arrangement