Form 10-Q
period 2007-09-30
KIMBALL INTERNATIONAL INC
filed 2007-11-05
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the Registrant's common stock as of October 19, 2007 was:
Class A Common Stock - 11,728,975 shares
Class B Common Stock - 25,188,487 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited) September 30, 2007	June 30, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$ 33,429	$ 35,027
Short-term investments	50,294	67,350
Receivables, net of allowances of $1,355 and $1,477, respectively	175,311	172,190
Inventories	144,710	135,901
Prepaid expenses and other current assets	41,231	34,348
Assets held for sale	2,969	3,032

Total current assets	447,944	447,848
Property and Equipment, net of accumulated depreciation of $325,202 and $320,889, respectively	175,329	173,800
Capitalized Software, net of accumulated amortization of $60,546 and $58,626, respectively	16,865	18,763
Goodwill	15,583	15,518
Other Assets	35,290	38,812

Total Assets	$691,011	$694,741

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 997	$ 5,515
Accounts payable	168,655	150,409
Borrowings under credit facility	27,623	21,968
Dividends payable	6,811	7,031
Accrued expenses	60,813	64,314

Total current liabilities	264,899	249,237

Other Liabilities:
Long-term debt, less current maturities	731	832
Deferred income taxes and other	17,890	17,224

Total other liabilities	18,621	18,056

Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized 14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized 28,657,000 shares issued	1,433	1,433
Additional paid-in capital	12,931	14,568
Retained earnings	480,656	480,863
Accumulated other comprehensive income	5,652	3,395
Less: Treasury stock, at cost
Class A - 2,639,000 and 2,733,000 shares, respectively	(46,019)	(47,536)
Class B - 3,468,000 and 1,761,000 shares, respectively	(47,880)	(25,993)

Total Share Owners' Equity	407,491	427,448

Total Liabilities and Share Owners' Equity	$691,011	$694,741

See Notes to Condensed Consolidated Financial Statements
3

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)
	Three Months Ended
	September 30,

	2007	2006

Net Sales	$333,937	$309,779

Cost of Sales	266,157	245,114

Gross Profit	67,780	64,665
Selling, General and Administrative Expenses	59,495	56,168
Restructuring Expense	321	334

Operating Income	7,964	8,163

Other Income (Expense):
Interest income	873	1,555
Interest expense	(396)	(250)
Non-operating income	2,159	1,422
Non-operating expense	(306)	(195)

Other income, net	2,330	2,532

Income from Continuing Operations Before Taxes on Income	10,294	10,695
Provision for Income Taxes	3,732	4,412

Income from Continuing Operations	6,562	6,283
Loss from Discontinued Operations, Net of Tax	(124)	(2,612)

Net Income	$ 6,438	$ 3,671

Earnings Per Share of Common Stock:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.18	$0.16
Class B	$0.17	$0.16
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.17	$0.16
Class B	$0.17	$0.16
Basic Earnings Per Share:
Class A	$0.17	$0.10
Class B	$0.17	$0.10
Diluted Earnings Per Share:
Class A	$0.17	$0.09
Class B	$0.17	$0.10

Dividends Per Share of Common Stock:
Class A	$0.155	$0.155
Class B	$0.160	$0.160

Average Number of Shares Outstanding Class A and B Common Stock:
Basic	37,632	38,287
Diluted	38,146	38,915
See Notes to Condensed Consolidated Financial Statements 4

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Three Months Ended September 30,

	2007	2006
Cash Flows From Operating Activities:
Net income	$ 6,438	$ 3,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,879	9,380
Gain on sales of assets	(137)	(206)
Loss on disposal of discontinued operations	-0-	1,675
Restructuring and exit costs	267	(9)
Deferred income tax and other deferred charges	(5,891)	(2,258)
Stock-based compensation	1,343	932
Excess tax benefits from stock-based compensation	-0-	(674)
Change in operating assets and liabilities:
Receivables	(345)	8,948
Inventories	(7,007)	(26,091)
Other current assets	2,424	1,122
Accounts payable	17,076	33,869
Accrued expenses	(5,657)	(12,681)

Net cash provided by operating activities	17,390	17,678

Cash Flows From Investing Activities:
Capital expenditures	(8,827)	(8,345)
Proceeds from sales of assets	1,812	1,663
Payments for acquisitions	(4,566)	(4,676)
Purchase of capitalized software and other assets	(92)	(125)
Purchases of available-for-sale securities	(10,329)	(52,782)
Sales and maturities of available-for-sale securities	28,033	24,310

Net cash provided by (used for) investing activities	6,031	(39,955)

Cash Flows From Financing Activities:
Payments on revolving credit facility	-0-	(4,496)
Net change in other credit facilities	4,643	220
Payments on capital leases and long-term debt	(127)	(136)
Repurchases of common stock	(24,844)	-0-
Dividends paid to share owners	(6,150)	(6,050)
Excess tax benefits from stock-based compensation	-0-	674
Other, net	-0-	(9)

Net cash used for financing activities	(26,478)	(9,797)

Effect of Exchange Rate Change on Cash and Cash Equivalents	1,459	(33)

Net Decrease in Cash and Cash Equivalents	(1,598)	(32,107)

Cash and Cash Equivalents at Beginning of Period	35,027	64,857

Cash and Cash Equivalents at End of Period	$ 33,429	$ 32,750

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$ 749	$ 1,645
Interest	$ 323	$ 252
Supplemental Information
--Fiscal year 2008 year-to-date cash paid for acquisitions consists of current year payments to redeem the remaining bonds from the prior year acquisition of Reptron Electronics, Inc. ("Reptron") of $4.6 million.  Fiscal year 2007 year-to-date cash paid for acquisitions consists of payments for the fiscal year 2006 acquisition of the Bridgend, Wales, UK operation of $4.7 million.
--Cash payments for repurchases of common stock of $24.8 million include $2.5 million that was included in accounts payable at June 30, 2007.
See Notes to Condensed Consolidated Financial Statements 5

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation:

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

Certain prior year information has been reclassified to conform to the current year presentation.  As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007, the Company exited the production of wood rear projection television (PTV) cabinets and stands, within the Furniture segment, which affected the Company's Juarez, Mexico operation.  In accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying Condensed Consolidated Financial Statements and notes have been restated for prior year periods to reflect the results of these operations as discontinued operations. See Note 7-Discontinued Operations of Notes to Condensed Consolidated Financial Statements for further discussion of these discontinued operations.

Goodwill and Purchased Intangible Assets:

A summary of goodwill by segment is as follows:

	September 30,	June 30,
	2007	2007
(Amounts in Thousands)
Furniture	$ 1,733	$ 1,733
Electronic Manufacturing Services	13,850	13,785

Consolidated	$15,583	$ 15,518

In the Electronic Manufacturing Services segment, goodwill increased, in thousands, $65 during the three months ended September 30, 2007 resulting from the effect of changes in foreign currency exchange rates.

A summary of purchased intangible assets subject to amortization by segment is as follows:

	September 30,	June 30,
	2007	2007
(Amounts in Thousands)
Furniture:
Cost	$ 1,160	$ 1,160
Accumulated Amortization	(210)	(210)

Purchased Intangible Assets, net	$ 950	$ 950

Electronic Manufacturing Services:
Cost	$ 937	$ 937
Accumulated Amortization	(114)	(65)

Purchased Intangible Assets, net	$ 823	$ 872

Consolidated	$ 1,773	$ 1,822

Purchased intangible assets in the Furniture segment consist of capitalized product rights to produce and sell certain products.  Purchased intangible assets in the Electronic Manufacturing Services segment consist of a customer relationship intangible asset.

Amortization expense related to purchased intangible assets was, in thousands, $49 during the quarter ended September 30, 2007. Amortization expense in future periods is expected to be, in thousands, $133 for the remainder of fiscal year 2008, and $335, $305, $283, and $262 in the four years ending June 30, 2012, and $455 thereafter.  When placed in service, the amortization period for product rights is expected to be 5 years.  The amortization period for the customer relationship intangible asset is 16 years.

The cost of capitalized software and accumulated amortization are disclosed on the Condensed Consolidated Balance Sheets and are further discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Preliminary Purchase Price Allocation:

On February 15, 2007, the Company acquired Reptron.  The Company is currently obtaining additional information for the valuation of the assets acquired.  As a result, the purchase price allocation reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007 is still preliminary.

Effective Tax Rate:

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates.  Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.  The Company is estimating that the annual effective tax rate from continuing operations for fiscal year 2008 will approximate the fiscal year 2007 effective tax rate.

New Accounting Standards:

In June 2007, the FASB ratified the Emerging Issues Task Force consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11).  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital.  The realized income tax benefit recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards.  EITF 06-11 will be applied prospectively for income tax benefits on dividends declared after the beginning of the Company's fiscal year 2009.  The Company is currently evaluating the impact of EITF 06-11 on its financial position, results of operations, and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 expands the use of fair value accounting, but does not affect existing standards which require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure financial instruments and certain other items, which may reduce the need to apply complex hedge accounting provisions in order to mitigate volatility in reported earnings. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings. FAS 159 is effective as of the beginning of the Company's fiscal year 2009. The Company is determining whether fair value accounting is appropriate for any of its eligible items and cannot currently estimate the impact, if any, of FAS 159 on its financial position, results of operations, and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158). FAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its statement of financial position, recognize through comprehensive income changes in that funded status in the year in which the changes occur, and measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year. At the end of fiscal year 2007, the Company adopted the provisions of FAS 158 related to recognition of plan assets, benefit liabilities, and comprehensive income.  The Company expects to adopt the provisions of this rule that require measurement of plan assets and benefit obligations as of the year end balance sheet date when these provisions become effective at the end of the Company's fiscal year 2009.  The change in measurement date is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.  This rule impacts the accounting for the Company's unfunded noncontributory postemployment severance plans.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities (FSP AUG AIR-1).  The staff position eliminated the accrue-in-advance method of accounting for planned major maintenance activities.  The Company previously used the accrue-in-advance method primarily to reserve for future aircraft maintenance activities required by Federal Aviation Administration regulations.  FSP AUG AIR-1 was effective as of the beginning of the Company's fiscal year 2008.  As of July 1, 2007, the Company adopted the deferral method whereby major maintenance activities are capitalized and depreciated over the useful life.  The adoption of the deferral method did not have a material impact on the Company's financial position, results of operations, or cash flows, thus FSP AUG AIR-1 was not retrospectively applied.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position if a position is more likely than not of being sustained on audit, based on the technical merits of the position.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, transition, and disclosure requirements for uncertain tax positions.  In May 2007, the FASB issued FASB Staff Position FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1).  This FSP provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The provisions of FIN 48 and FSP FIN 48-1 were effective on July 1, 2007.  See Note 10 - Income Taxes of Notes to Condensed Consolidated Financial Statements for information on the adoption of these pronouncements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (FAS 155). FAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 155 is effective for all instruments acquired, issued, or subject to a remeasurement event occurring after July 1, 2007. The Company does not currently hold any hybrid financial instruments, and therefore the adoption of FAS 155 did not have a material impact on the Company's financial position, results of operations, or cash flows.

Note 2. Inventories

Inventory components of the Company were as follows:

	September 30,	June 30,
	2007	2007
(Amounts in Thousands)
Finished Products	$ 36,959	$ 34,577
Work-in-Process	17,830	15,162
Raw Materials	106,181	102,584

Total FIFO Inventory	$160,970	$152,323

LIFO Reserve	(16,260)	(16,422)

Total Inventory	$144,710	$135,901

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to Share Owners. Comprehensive income, shown net of tax if applicable, for the three-month periods ended September 30, 2007 and 2006 is as follows:

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006

	Pre-tax	Tax	Net	Pre-tax	Tax	Net
(Amounts in Thousands)
Net income			$ 6,438			$ 3,671
Other comprehensive income (loss):
Foreign currency translation adjustments	$ 2,865	$ --	$ 2,865	$ (41)	$ --	$ (41)
Postemployment severance loss	(388)	154	(234)	--	--	--
Other fair value changes:
Investments	570	(227)	343	306	(122)	184
Derivatives	(1,393)	448	(945)	1,090	(353)	737
Reclassification to earnings:
Investments	(16)	6	(10)	22	(9)	13
Derivatives	236	(49)	187	(124)	78	(46)
Amortization of prior service costs	71	(28)	43	--	--	--
Amortization of actuarial losses	13	(5)	8	--	--	--

Other comprehensive income (loss)	$ 1,958	$ 299	$ 2,257	$1,253	$ (406)	$ 847

Total comprehensive income			$ 8,695			$ 4,518

Accumulated other comprehensive income balances, net of tax effects, were as follows:

	September 30,	June 30,
	2007	2007
(Amounts in Thousands)
Foreign currency translation adjustments	$ 7,630	$ 4,765
Unrealized gain (loss) from:
Investments	152	(181)
Derivatives	(624)	134
Postemployment benefits:
Net actuarial loss	(226)	--
Prior service costs	(1,280)	(1,323)

Accumulated other comprehensive income	$ 5,652	$ 3,395

Note 4. Segment Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. The Electronic Manufacturing Services (EMS) segment, formerly named the Electronic Contract Assemblies segment, has been renamed to more accurately reflect the focus of the segment.  There is no financial statement impact from this name change.  The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. The EMS segment focuses on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The EMS segment currently sells primarily to customers in the automotive, industrial controls, medical, and public safety industries. Intersegment sales are insignificant.

Unallocated corporate assets include cash and cash equivalents, short-term investments, and other assets not allocated to segments. Unallocated corporate income from continuing operations consists of income not allocated to segments for purposes of evaluating segment performance and includes income from corporate investments and other non-operational items. The basis of segmentation and accounting policies of the segments are consistent with those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

For the
Three Months Ended
September 30,

	2007		2006
(Amounts in Thousands)
Net Sales:
Furniture	$155,890		$151,325
Electronic Manufacturing Services	178,047		158,454
Unallocated Corporate and Eliminations	--		--

Consolidated	$333,937		$309,779

Income (Loss) from Continuing Operations:
Furniture	$ 5,081		$ 5,878
Electronic Manufacturing Services	779		(527)
Unallocated Corporate and Eliminations	702		932

Consolidated	$ 6,562	[1]	$ 6,283	[2]

	September 30,	June 30,
	2007	2007
(Amounts in Thousands)
Total Assets:
Furniture	$232,573	$224,325
Electronic Manufacturing Services	367,453	358,715
Unallocated Corporate and Eliminations [3]	90,985	111,701

Consolidated	$691,011	$694,741

[1] Income (Loss) from Continuing Operations includes after-tax restructuring charges, in thousands, of $193 in the three months ended September 30, 2007.  The Furniture segment recorded, in the three months ended September 30, 2007, in thousands, $123 of after-tax restructuring charges.  Unallocated Corporate and Eliminations recorded, in the three months ended September 30, 2007, in thousands, $70 of after-tax restructuring charges.  See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.  The EMS segment also recorded $0.7 million of after-tax income received as part of a Polish offset credit program for investments made in the Company's Poland operation.

[2] Income (Loss) from Continuing Operations includes after-tax restructuring charges, in thousands, of $201 in the three months ended September 30, 2006.  The Furniture segment recorded, in the three months ended September 30, 2006, in thousands, $154 of after-tax restructuring charges.  The EMS segment recorded, in the three months ended September 30, 2006, in thousands, $47 of after-tax restructuring charges.  See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

[3] Significant reduction of Unallocated Corporate and Eliminations total assets was primarily the result of share repurchases during the quarter ended September 30, 2007.

Sales by Product Line:

Net sales to external customers by product line within the Furniture segment were as follows:

	Three Months Ended
	September 30,

	2007	2006
(Amounts in Thousands)
Net Sales:
Furniture
Branded Furniture	$155,890	$145,210
Contract Private Label Products [4]	--	6,115

Total	$155,890	$151,325

[4] The Net Sales decline in Contract Private Label Products was the result of the exit of this product line.

Note 5. Commitments and Contingent Liabilities

Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of September 30, 2007, the Company had a maximum financial exposure from unused standby letters of credit totaling $15.0 million.  The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements.  Accordingly, no liability has been recorded as of September 30, 2007 with respect to the standby letters of credit.  The Company also enters into commercial letters of credit to facilitate payment to vendors and from customers.

The Company estimates product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,

	2007	2006
(Amounts in Thousands)
Product Warranty Liability at the beginning of the period	$ 2,147	$ 2,127
Accrual for warranties issued	199	168
Additions related to pre-existing warranties (including changes in estimates)	92	1
Settlements made (in cash or in kind)	(423)	(258)

Product Warranty Liability at the end of the period	$ 2,015	$ 2,038

Note 6. Restructuring Expense

During the fourth quarter of fiscal year 2007, the Company approved a restructuring plan within the EMS segment to exit a manufacturing facility located in Gaylord, Michigan.  This facility was one of four facilities acquired in the recent acquisition of Reptron.  With the acquisition, the Company recognized it would have excess capacity in North America.  Management developed a plan as of the acquisition date to consolidate capacity within the acquired facilities.  Based on a review of future growth potential in various geographies and input from existing customers regarding future capacity needs, it was determined that the Gaylord facility's automotive electronics business would transfer to other electronics manufacturing sites located in Jasper, Indiana and Nanjing, China.  The Gaylord facility and some of the equipment will be sold.  The Company expects to cease production during the second quarter of fiscal year 2008 and complete all restructuring activities by the fourth quarter of fiscal year 2008.  The Company expects total pre-tax restructuring to be approximately $1.1 million, including $1.0 million related to employee severance and transition costs which were recognized as a purchase price allocation adjustment in goodwill, not impacting earnings, and $0.1 million related to inventory transfers and post-closing activities which will impact earnings as the costs are incurred.

As a result of excess capacity in North America, during the third quarter of fiscal year 2006, the Company approved a restructuring plan within the EMS segment to exit a manufacturing facility located in Northern Indiana. As part of this restructuring plan, the production for select programs has been transferred to other locations within this segment. Operations at this facility ceased in the Company's first quarter of fiscal year 2007.  The facility is classified as held for sale. The facility and ongoing maintenance expenses related to the facility are reported as unallocated corporate assets and expenses for segment reporting purposes.  The Company expects minimal future charges and estimates total pre-tax restructuring charges related to this plan to be approximately $1.4 million, consisting of employee transition costs of $0.7 million, acceleration of software amortization of $0.4 million, acceleration of plant, property, and equipment depreciation of $0.1 million, and other restructuring costs of $0.5 million partially offset by $0.3 million for gains on the sale of equipment net of other asset impairment.

As part of the Company's plan to sharpen focus and simplify business processes within the Furniture segment, the Company announced during the first quarter of fiscal year 2006, a restructuring plan which included consolidation of administrative, marketing, and business development functions to better serve the segment's primary markets. To simplify and standardize business processes, a portion of the Company's Enterprise Resource Planning (ERP) software is being redesigned and is expected to be completed during fiscal year 2008.  Accelerated amortization costs will continue to be recognized during this period. During the first quarter of fiscal year 2006, capitalized software costs related to the ERP software that was not yet placed in service were abandoned and recognized as impaired. Restructuring charges related to ERP software impairment, accelerated amortization, employee severance, and other consolidation costs are recorded on the Restructuring Expense line item of the Company's Condensed Consolidated Statements of Income. The plan also included the sale of a forest products hardwood lumber business and a business unit which produced fixed-wall furniture systems. Losses on the sale of these business units are presented on the Loss from Discontinued Operations, Net of Tax line item on the Company's Condensed Consolidated Statements of Income. See Note 7 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements for further discussion of these discontinued operations. The Company estimates total pre-tax charges under the plan, when complete, to be approximately $17.0 million, including the pre-tax loss on the sale of business operations and other impairment of $11.1 million which was recorded as discontinued operations, and restructuring charges for plant, property, and equipment impairment of $0.4 million, software impairment of $2.8 million, acceleration of software amortization of $2.2 million, employee severance costs of $0.4 million, and other restructuring costs of $0.1 million.

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

  Fiscal Year-To-Date 2008 Restructuring Charges:

As a result of the fiscal year 2006 restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $0.3 million in the three months ended September 30, 2007. Within the Furniture segment, the Company recognized pre-tax restructuring expense of $0.2 million in the three months ended September 30, 2007 for accelerated software amortization.  Within Unallocated Corporate, the Company recognized a $0.1 million pre-tax restructuring expense in the three months ended September 30, 2007 for other exit costs.

  Fiscal Year-To-Date 2007 Restructuring Charges:

As a result of the fiscal year 2006 restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $0.3 million in the three months ended September 30, 2006. Within the Furniture segment, the Company recognized pre-tax restructuring expense of $0.2 million in the three months ended September 30, 2006 for accelerated software amortization. Within the EMS segment, the Company recognized $0.1 million pre-tax restructuring charges in the three months ended September 30, 2006, which included $0.3 million for employee transition costs, $0.1 million for accelerated software amortization, and $0.3 million for gains on the sale of equipment net of other asset impairment.

  Reserves:

At September 30, 2007, there was $0.9 million restructuring liability relating to continuing operations remaining on the Condensed Consolidated Balance Sheet. The restructuring charge, utilization, and cash paid to date for the three months ended September 30, 2007 were as follows:

	Transition and Other Employee Costs	Asset Write-downs	Plant Closure and Other Exit Costs	Total
(Amounts in Thousands)
Accrued Restructuring at June 30, 2007	$ 1,048	$ --	$ --	$ 1,048

Amounts Charged - Cash	--	--	54	54
Amounts Charged - Non-Cash	--	267	--	267

Subtotal	$ --	$ 267	$ 54	$ 321

Amounts Utilized / Cash Paid	(145)	(267)	(54)	(466)

Accrued Restructuring at September 30, 2007	$ 903	$ --	$ --	$ 903

Total Restructuring Charges Incurred to Date Since Announcement of Plans:

		Transition and Other Employee Costs	Asset and Goodwill Write-downs	Plant Closure and Other Exit Costs	Total
(Amounts in Thousands)
Electronic Manufacturing Services Segment	2007 Plan	$ --	$ --	$ --	$ --
	2006 Plan	743	199	46	988

	Subtotal	$ 743	$ 199	$ 46	$ 988

Furniture Segment	2006 Plan	$ 432	$ 4,801	$ --	$ 5,233

Unallocated Corporate	2006 Plan	$ --	$ 63	$ 220	$ 283

Consolidated		$ 1,175	$ 5,063	$ 266	$ 6,504

Subsequent Restructuring Action:

Subsequent to the first quarter of fiscal year 2008, the Company also approved a restructuring plan in October 2007 to further consolidate its EMS facilities that will result in the exit of a manufacturing facility located in Hibbing, Minnesota which was one of the facilities acquired in the recent acquisition of Reptron. The Hibbing business is expected to transfer to several of the Company's worldwide EMS facilities. The Company expects total pre-tax restructuring expenses associated with the consolidation and exit of the Hibbing facility to approximate $1.4 million, most of which is expected to be recognized during the remainder of fiscal year 2008.

Note 7. Discontinued Operations

During the first quarter of fiscal year 2007, the Company approved a plan to exit the production of wood rear projection television (PTV) cabinets and stands within the Furniture segment, which affected the Company's Juarez, Mexico operation. For some time, the market demand for wood rear PTV cabinets and stands had been declining due to the market shift to plasma and LCD large-screen televisions, and the Company responded to this trend. In August 2004, the Company sold the building in Juarez and subsequently leased back a much smaller manufacturing footprint in the same facility to reduce excess capacity, and then during fiscal year 2006, the Company further consolidated its two Mexican wood rear PTV cabinet and stand operations into the one smaller Juarez facility. With the exit, the Company no longer has continuing involvement with the production of PTV cabinets and stands.  Production at the Juarez facility ceased during the second quarter of fiscal year 2007, and all inventory has been sold.  Miscellaneous wrap-up activities including disposition of remaining equipment were complete as of June 30, 2007.  The lease on the building expires in August 2009, and the Company is attempting to sub-lease its portion of the facility. Beginning in the quarter ended December 31, 2006, the year-to-date financial results associated with the Mexican operations in the Furniture segment were classified as discontinued operations, and all prior periods were restated.

The Company currently estimates pre-tax charges related to exit activities at the Juarez facility will be approximately $5.7 million, consisting of costs included in discontinued operations of approximately $1.6 million of property and equipment impairment and losses on sales, $1.1 million of transition and other employee costs, $0.4 million of lease exit costs, and $0.7 million of other exit costs, and included in continuing operations, $1.9 million of additional lease costs. As a result of this exit plan, the Company recognized within the Furniture segment an immaterial amount of pre-tax exit costs included in discontinued operations and $0.3 million of pre-tax lease and other exit costs included in continuing operations during the three months ended September 30, 2007. Total pre-tax exit costs incurred to date since the announcement of the plan were $4.7 million, consisting of $3.8 million of costs included in discontinued operations and $0.9 million of costs included in continuing operations.  The Company utilized available market prices and management estimates to determine the fair value of impaired fixed assets.

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, this business has been classified as a discontinued operation, and its operating results and losses on disposal are presented on the Loss from Discontinued Operations, Net of Tax line of the Condensed Consolidated Statements of Income.

Operating results and losses on sales of discontinued operations were as follows:

	Three Months Ended
	September 30,

	2007	2006
(Amounts in Thousands)

Net Sales of Discontinued Operations	$ --	$ 4,981

Operating Loss of Discontinued Operations	$ (78)	$ (2,303)
Benefit (Provision) for Income Taxes	(46)	777

Operating Loss of Discontinued Operations, Net of Tax	$ (124)	$ (1,526)

Loss on Disposal of Discontinued Operations	$ --	$ (1,675)
Benefit for Income Taxes	--	589

Loss on Disposal of Discontinued Operations, Net of Tax	$ --	$ (1,086)

Loss from Discontinued Operations, Net of Tax	$ (124)	$ (2,612)

Note 8.  Assets Held for Sale

At September 30, 2007, in thousands, assets totaling $2,969 were classified as held for sale, including $2,628 for a facility related to an exited operation within the EMS segment and $341 for manufacturing equipment related to exited operations within the Furniture segment.  The exited EMS facility is reported as unallocated corporate assets for segment reporting purposes.  The Company expects to sell these assets during the next 12 months.  Due to a decline in the market value of the EMS facility, the Company recognized a pre-tax impairment loss, in thousands, of $63 during the quarter ended September 30, 2007.  The impairment was recorded on the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.  At June 30, 2007, the Company had, in thousands, assets totaling $3,032 classified as held for sale.

Note 9. Postemployment Benefits

The components of net periodic postemployment benefit cost applicable to the Company's severance plans were as follows:

	Three Months Ended
	September 30,

	2007	2006
(Amounts in Thousands)
Service Cost	$ 82	$ --
Interest Cost	35	--
Amortization of losses	13	--
Amortization of prior service costs	71	--

Net periodic benefit cost	$201	$ --

Note 10.  Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) and FASB Staff Position FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1) on July 1, 2007, the beginning of the Company's fiscal year. Upon the adoption of FIN 48 on July 1, 2007, the Company recognized a $5.8 million increase in the liability for unrecognized tax benefits. The increase has been accounted for as a reduction to the July 1, 2007 balance of retained earnings in the amount of $0.7 million and an increase to deferred tax assets of $5.1 million.

The total liability for unrecognized tax benefits totaled $6.4 million as of July 1, 2007. Included in the July 1, 2007 liability for unrecognized tax benefits were $0.6 million of unrecognized tax benefits that if recognized would impact the effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as Interest expense and Non-operating expense, respectively, under Other Income (Expense) on the Condensed Consolidated Statements of Income. Included in the liability of unrecognized tax benefits as of July 1, 2007 were accrued interest and penalties in the amount of $0.8 million.

The Company, or one of its wholly-owned subsidiaries, files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2006. During the Company's fiscal year ended June 30, 2007 the Internal Revenue Service completed an examination of the U.S. federal tax returns for fiscal years ended June 30, 2004 and 2005 which the Company believes effectively settled those years. The Company is subject to various state and local income tax examinations by tax authorities for years after June 30, 2002 and various foreign jurisdictions for years after June 30, 2001. It is expected that the amount of unrecognized tax benefits will change in the next 12 months, however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

There were no material changes in the liability for unrecognized tax benefits since the adoption of FIN 48.

Note 11.  Stock Compensation Plans

During the first quarter of fiscal year 2008, the Company awarded annual performance shares and long-term performance shares to officers and other key employees under the 2003 Stock Option and Incentive Plan.  These awards entitle these employees to receive shares of the Company's Class A common stock.  Payouts under these awards are based upon the cash incentive payout percentages calculated under the Company's 2005 Profit Sharing Incentive Bonus Plan.  The maximum potential shares issuable are 377,350 shares.  The number of shares issued will be less if the maximum cash incentive payout percentages are not achieved. The contractual life is one year for the annual performance shares and five years for the long-term performance shares.  Annual performance shares are based on fiscal year 2008 performance and vest after one year.  Long-term performance shares are based on five successive annual performance measurement periods, with each annual tranche having a grant date when economic profit tiers are established at the beginning of the applicable fiscal year and a vesting date at the end of the annual period.  The grant date fair value for the annual performance share awards and the first tranche of the long-term performance share awards granted August 21, 2007 was $12.17.  The grant date fair value was reduced by the present value of dividends not payable on outstanding performance shares.  For information on similar performance share awards granted in fiscal year 2007 and 2006, refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Note 12.  Repurchase of Common Stock

During the first quarter of fiscal year 2008, cash payments for repurchases of common stock were $24.8 million which included $2.5 million that was included in accounts payable at June 30, 2007.  The Company repurchased 1.7 million Class B shares for $22.3 million during the first quarter of fiscal year 2008 which completed a previously authorized share repurchase program.  A majority of the shares were repurchased in the latter portion of the quarter and did not have a significant impact on the average shares outstanding.  The share repurchases thus had a minimal impact on the first quarter fiscal year 2008 earnings per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Kimball International, Inc. provides a variety of products from its two business segments: the Furniture segment and the Electronic Manufacturing Services (EMS) segment. The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. The EMS segment, formerly named the Electronic Contract Assemblies segment, has been renamed to more accurately reflect the focus of the segment. There is no financial statement impact from this name change. The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally.

Management currently considers the following events, trends, and uncertainties to be most important to understanding its financial condition and operating performance:

Globalization continues to reshape not only the industries in which the Company operates but also its key customers.
  Competitive pricing, especially for suppliers of electronic manufacturing services to customers in the automotive industry, continues to put pressure on the Company's operating margins. Within the Furniture segment, pricing remains competitive on select projects.

Though the Company's efforts have resulted in improvements at various locations, the Company's results continue to be hindered by manufacturing inefficiencies and excess capacity at select operations.
  As reported by the Business and Institutional Furniture Manufacturer Association (BIFMA International), year-over-year growth in the office furniture industry is forecasted for the remainder of calendar year 2007 and calendar year 2008.

  The nature of the electronic manufacturing services industry is such that the start-up of new programs to replace departing customers or expiring programs occurs frequently, and the new programs often carry lower margins. The success of the Company's EMS segment is dependent on the successful replacement of such customers or programs. Such changes usually occur gradually over time as old programs phase out of production while newer programs ramp up.

  Softness in the U.S. automotive end market continues, and a portion of the electronic component parts produced by the Company are used in completed assemblies in vehicles produced by U.S. automotive manufacturers, some of which are currently in the midst of executing restructuring activities or are being impacted by negotiations with the United Automobile Workers union.

  The Company continues to focus on diversification of the EMS segment customer base. Sales to customers in the automotive industry have decreased as a percent of total EMS segment sales. With the fiscal year 2007 acquisition, sales to customers in the medical industry are now the largest portion of the Company's EMS segment.

  Successful integration of the Company's acquisitions is critical to the Company's future performance. The Company's most recent acquisition is discussed in more detail in the Acquisition section below.

  A successful start-up of the EMS segment operation in China is critical for securing future customers for this recently constructed operation. The China facility has received several new orders from multiple customers, and it achieved production certification and began shipping product late in the fourth quarter of fiscal year 2007.

  Beginning in the third quarter of fiscal year 2007, the EMS segment was impacted by a reduction in the pricing of select raw material which is purchased from a major customer, Bayer AG and affiliates. The selling price of the finished product back to that customer has likewise been reduced by an amount equal to the material price reduction. During the first quarter of fiscal year 2008, this pricing change reduced net sales and material cost by approximately $33 million. Gross profit dollars were not impacted, but the consolidated gross profit percent of net sales measure increased approximately 1.8 percentage points as a result of this pricing change. Selling, general, and administrative (SG&A) costs as a percent of net sales increased by a similar percentage. There was no impact to net income and net cash flows.

  With the fiscal year 2007 acquisition, the Company's sales mix is shifting toward the EMS segment. Since the EMS segment operates at a lower gross profit percentage than the Furniture segment, consolidated gross profit is trending down when compared to pre-acquisition levels. The EMS segment operates at a lower SG&A cost as a percent of sales, which has the effect of improving the consolidated SG&A percentage.

  The Company continues to have a strong balance sheet which includes a net cash position from an aggregate of cash, cash equivalents, and short-term investments, less short-term borrowings totaling $56.1 million at September 30, 2007. As compared to June 30, 2007, the net cash position was reduced as a result of the Company's repurchase of Class B shares under a previously authorized share repurchase program. See below for more detail on the share repurchases.

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

  As part of the Company's diversification plan for the EMS segment, during the third quarter of fiscal year 2007, the Company acquired Reptron Electronics, Inc. (Reptron). This acquisition is discussed in more detail in the Acquisition section below.

  The Company finalized restructuring plans to consolidate manufacturing facilities within the EMS segment as a result of excess capacity. The plans are discussed in more detail in the Restructuring section below.

  During the first quarter of fiscal year 2008, the Company repurchased 1.7 million Class B shares which completed a previously authorized share repurchase program. A majority of the shares were repurchased in the latter portion of the quarter and did not have a significant impact on the average shares outstanding. The share repurchases thus had a minimal impact on the first quarter fiscal year 2008 earnings per share.

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

Acquisition

During the third quarter of fiscal year 2007, the Company acquired Reptron, a U.S. based electronics manufacturing service company which provides engineering services, electronics manufacturing services, and display integration services. The acquisition is included in the Company's EMS segment and increased the Company's capabilities and expertise in support of the Company's long-term strategy to grow business in the medical electronics and high-end industrial sectors. The operating results of this acquisition are included in the Company's consolidated financial statements beginning on the acquisition date.

Restructuring

During the fourth quarter of fiscal year 2007, the Company finalized a restructuring plan within the EMS segment to exit a manufacturing facility located in Gaylord, Michigan. This facility was one of four facilities acquired in the acquisition of Reptron. With the acquisition, the Company recognized it would have excess capacity in North America. Management developed a plan as of the acquisition date to consolidate capacity within the acquired facilities. Based on a review of future growth potential in various geographies and input from existing customers regarding future capacity needs, it was determined that the Gaylord facility's automotive electronics business would transfer to other electronics manufacturing sites located in Jasper, Indiana and Nanjing, China. The Gaylord facility and some of the equipment will be sold. The Company expects to cease production during the second quarter of fiscal year 2008 and complete all restructuring activities by the fourth quarter of fiscal year 2008. Planned expenditures include employee severance and transition costs which have been recognized as part of the purchase price allocation, not impacting earnings, and an immaterial amount related to inventory transfers and post-closing activities which will impact earnings as the costs are incurred.

Subsequent to the first quarter of fiscal year 2008, the Company also approved a restructuring plan in October 2007 to further consolidate its EMS facilities that will result in the exit of a manufacturing facility located in Hibbing, Minnesota which was also one of the facilities acquired in the recent acquisition of Reptron. The Hibbing business is expected to transfer to several of the Company's worldwide EMS facilities. The Company expects total pre-tax restructuring expenses associated with the consolidation and exit of the Hibbing facility to approximate $1.4 million, most of which is expected to be recognized during the remainder of fiscal year 2008.

In the third quarter of fiscal year 2006, the Company approved a restructuring plan within the EMS segment to exit a manufacturing facility located in Northern Indiana. As part of this restructuring plan, the production for select programs was transferred to other locations within this segment. Operations at this facility ceased in the Company's first quarter of fiscal year 2007, and the remaining facility is classified as held for sale. The plan included employee transition costs, accelerated software amortization costs, accelerated asset depreciation, and other restructuring costs which were partially offset by gains on the sale of equipment net of other asset impairment. The decision to exit this facility was a result of excess capacity in North America.

As part of the Company's plan to sharpen focus and simplify business processes within the Furniture segment, the Company announced during the first quarter of fiscal year 2006, a plan which included consolidation of administrative, marketing, and business development functions to better serve the segment's primary markets. To simplify and standardize business processes, a portion of the Company's Enterprise Resource Planning (ERP) software is being redesigned. Expenses related to this plan include accelerated software amortization, asset impairment, and employee transition and other costs. The ERP redesign efforts are expected to be complete during fiscal year 2008.

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

See Note 7 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements for more information on the discontinued operations.

Financial results of the discontinued operations were as follows:

	Three Months Ended
	September 30,

	2007	2006
(Amounts in Thousands, Except for Per Share Data)
Net Sales of Discontinued Operations	$ --	$ 4,981

Operating Loss of Discontinued Operations, Net of Tax	$ (124)	$ (1,526)
Loss on Disposal of Discontinued Operations, Net of Tax	--	(1,086)

Loss from Discontinued Operations, Net of Tax	$ (124)	$ (2,612)

Loss from Discontinued Operations per Class B Diluted Share	$ (0.00)	$ (0.06)

The following discussions are based on income from continuing operations and therefore exclude all income statement activity of the discontinued operations.

Financial Overview - Consolidated

First quarter fiscal year 2008 consolidated net sales were $333.9 million compared to first quarter fiscal year 2007 net sales of $309.8 million, an 8% increase. The acquisition completed in the third quarter of fiscal year 2007 within the EMS segment contributed net sales of $36.6 million in the first quarter of fiscal year 2008. In addition, a selling price change to a major EMS segment customer reduced first quarter fiscal year 2008 net sales by approximately $33 million.  First quarter fiscal year 2008 consolidated income from continuing operations totaled $6.6 million, or $0.17 per Class B diluted share, inclusive of after-tax restructuring charges of $0.2 million, or $0.01 per Class B diluted share. First quarter fiscal year 2007 income from continuing operations was $6.3 million, or $0.16 per Class B diluted share, inclusive of after-tax restructuring charges of $0.2 million, or $0.01 per Class B diluted share.

Consolidated gross profit as a percent of sales in the first quarter of fiscal year 2008 was 20.3% compared to 20.9% in the first quarter of fiscal year 2007. The Company's sales mix continues to shift toward the EMS segment. Since the EMS segment operates at a lower gross profit percentage than the Furniture segment, this is contributing to the consolidated gross profit downward trend. The first quarter fiscal year 2008 EMS segment gross profit percentage improved compared to the first quarter fiscal year 2007 while the first quarter fiscal year 2008 Furniture segment gross profit percentage declined compared to the first quarter fiscal year 2007.  See the segment discussions for additional details.

First quarter fiscal year 2008 consolidated SG&A expenses increased in absolute dollars primarily due to the incremental expenses of the Reptron acquisition, but SG&A expenses as a percent of net sales decreased compared to the first quarter of fiscal year 2007, as the sales mix shifted toward the EMS segment, which has a lower SG&A percentage than the Furniture segment.

First quarter fiscal year 2008 other income totaled $2.3 million compared to $2.5 million for the first quarter of fiscal year 2007. The first quarter fiscal year 2008 other income included $1.3 million pre-tax income relating to funds received as part of a Polish offset credit program for investments made in the Company's Poland operation which was partially offset by lower interest income due to a lower cash and short-term investment balance.

The effective income tax rate for the Company's first quarter of fiscal year 2008 was 36% as compared to a 41% effective income tax rate for the first quarter of fiscal year 2007. The decreased effective income tax rate was related to a higher mix of income being generated by foreign operations in the first quarter of fiscal year 2008, which carry a lower effective tax rate. In addition, the effective tax rate for the first quarter of fiscal year 2007 was driven up by an income tax accrual adjustment.

Comparing the balance sheets as of September 30, 2007 to June 30, 2007, the decline in the Company's cash and short-term investment balances was primarily a result of the Company repurchasing 1.7 million Class B shares during the first quarter of fiscal year 2008 under a previously authorized share repurchase program. The Company's inventory balance has increased since June 30, 2007, but the Company has in turn been able to extend certain accounts payable to defray the cost of holding additional inventory. Restricted cash of $4 million was a long-term asset at June 30, 2007 and was included in the other long-term assets line of the balance sheet. As of September 30, 2007, the Company's $4 million restricted cash balance was short-term and was included in the prepaid expenses and other current assets line.

Results of Operations by Segment - Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Furniture Segment

Furniture segment net sales and open orders were as follows:

	At or For the Three Months Ended
	September 30,

	2007	2006	% Change
(Amounts in Millions)
Net Sales:
Furniture Segment
Branded Furniture	$ 155.9	$ 145.2	7%
Contract Private Label Furniture	--	6.1	(100%)

Total	$ 155.9	$ 151.3	3%

Open Orders:
Furniture Segment
Branded Furniture	$ 111.7	$ 103.9	8%
Contract Private Label Furniture	--	0.9	(100%)

Total	$ 111.7	$ 104.8	7%

Increased net sales volumes of both office and hospitality furniture in the first quarter of fiscal year 2008 drove the increased branded furniture net sales level. First quarter fiscal year 2008 sales of newly introduced office furniture products which were not sold during the first quarter fiscal year 2007 approximated $8.6 million. Branded furniture products open orders at September 30, 2007 were 8% higher than open orders at September 30, 2006 due to both higher office furniture and hospitality furniture open orders. Net sales and open orders of contract private label products decreased in conjunction with the planned exit of this product line.

The Furniture segment income from continuing operations was $5.1 million in the first quarter of fiscal year 2008, inclusive of after-tax restructuring charges of $0.1 million, compared to income from continuing operations of $5.9 million in the first quarter of fiscal year 2007, which included $0.2 million of after-tax restructuring charges. First quarter fiscal year 2008 gross profit as a percent of net sales decreased 1.3 percentage points when compared to the first quarter of fiscal year 2007. Gross profit was negatively impacted by higher discounting on select furniture products and competitive pricing pressures within the hospitality industry. Price increases on select office furniture products partially offset the higher costs. As compared to the first quarter of fiscal year 2007, the first quarter fiscal year 2008 SG&A expenses increased in absolute dollars due to increased investments in the segment's sales force but SG&A remained flat as a percent of net sales due to the leverage of the segment's higher sales volumes.

See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for more information on restructuring charges.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, supply chain cost pressures, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Electronic Manufacturing Services Segment

EMS segment net sales were as follows:

	For the Three Months Ended
	September 30,

	2007	2006	% Change
(Amounts in Millions)
Net Sales:
Electronic Manufacturing Services Segment	$178.0	$158.5	12%

First quarter fiscal year 2008 EMS segment net sales increased $19.5 million, or 12%, from first quarter fiscal year 2007 due to the Reptron acquisition in this segment. The acquisition, which was completed in the third quarter of fiscal year 2007, contributed sales of $36.6 million in the first quarter of fiscal year 2008, which more than offset a selling price change to a major customer which reduced first quarter fiscal year 2008 net sales by approximately $33 million. See the discussion below for more information on this selling price change. Increased sales to customers in the medical and industrial control industries more than offset decreased sales to customers in the automotive industry driven by declines in the domestic automotive market.

Open orders at September 30, 2007 also increased due to the Reptron acquisition. Due to the contract nature of the Company's business, open orders at a point in time may not be indicative of future sales trends.

EMS segment first quarter fiscal year 2008 income from continuing operations totaled $0.8 million as compared to first quarter fiscal year 2007 loss from continuing operations of $0.5 million.

EMS segment first quarter fiscal year 2008 gross profit and SG&A as a percent of net sales increased from the first quarter of fiscal year 2007 primarily due to a pricing adjustment initiated by Bayer AG and affiliates.  Beginning in the third quarter of fiscal year 2007, gross profit as a percent of sales was favorably impacted by a reduction in the pricing of select raw material which is purchased from Bayer AG and affiliates, a major customer within the EMS segment. The selling price of the finished product back to Bayer AG and affiliates was likewise reduced by an amount equal to the material price reduction. While there was no impact to gross profit dollars, net income, or net cash flows related to this pricing change, gross profit as a percent of net sales increased and SG&A as a percent of net sales increased by a similar percentage. This relationship with Bayer AG and affiliates was part of an acquisition completed in the fourth quarter of fiscal year 2006.

First quarter fiscal year 2008 other income included $1.3 million pre-tax income related to funds received as part of a Polish offset credit program for investments made in the Company's Poland operation.

The first quarter fiscal year 2008 and 2007 earnings were unfavorably impacted by after-tax costs, in millions, of $0.9 and $0.7, respectively, related to the start-up of a manufacturing facility in China. Sales at this facility have not yet ramped up to a breakeven level, and the operation is still incurring losses.

Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Three Months Ended
	September 30,

	2007	2006

Bayer AG affiliated sales as a percent of consolidated net sales	11%	18%
Bayer AG affiliated sales as a percent of EMS segment net sales	20%	35%

In January 2007, Bayer AG sold its diagnostics unit to Siemens AG, and thus a portion of the Company's net sales which were formerly to Bayer AG affiliates are now to Siemens AG. First quarter fiscal year 2008 net sales to Bayer AG affiliates were also impacted as a result of the Company's aforementioned selling price reduction to Bayer AG affiliates which was offset by an equal reduction in the material cost. The Company also continues to focus on diversification of the EMS segment customer base.

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

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, the contract nature of this industry, unexpected integration issues with acquisitions, and the importance of sales to large customers. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Liquidity and Capital Resources

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings under credit facilities decreased from $80.4 million at June 30, 2007 to $56.1 million at September 30, 2007 primarily related to the cash outflow of $24.8 million for the repurchase of Class B shares under the share repurchase program. Included within the $24.8 million cash outflow for the share repurchase was $2.5 million which was included in accounts payable as of June 30, 2007, as it pertained to share repurchases during the fourth quarter of the Company's fiscal year 2007.

Working capital at September 30, 2007 was $183.0 million compared to working capital of $198.6 million at June 30, 2007. The current ratio was 1.7 at September 30, 2007 and 1.8 at June 30, 2007.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO), for first quarter of fiscal year 2008 increased to 45.2 from 42.8 for the first quarter of fiscal year 2007. The Company defines DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the first quarter of fiscal year 2008 increased to 56.7 from 54.7 for the first quarter of fiscal year 2007. The Company defines PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.

Operating activities generated $17.4 million of cash flow in the first quarter of fiscal year 2008 compared to $17.7 million in the first quarter of fiscal year 2007. In the first quarter of fiscal year 2008, the Company reinvested $8.9 million into capital investments for the future, including manufacturing equipment, facility improvements, and semi tractors. The Company also expended $24.8 million for the acquisition of treasury stock under the share repurchase program. First quarter fiscal year 2008 financing cash flow activities included $6.2 million in dividend payments, which remained flat with the first quarter of fiscal year 2007.

The Company does not disclose discontinued operations separately from continuing operations in the Consolidated Statements of Cash Flows.  However, for clarity purposes, the Company does separately disclose the adjustment to net income for the loss on disposal of discontinued operations in cash flows from operating activities.

The Company has a credit facility for its electronics operation in Wales, UK, which allows for multi-currency borrowings up to 2 million Sterling equivalent (approximately $4 million US dollars at current exchange rates) and is available to cover bank overdrafts. Bank overdrafts may be deemed necessary to satisfy short-term cash needs rather than funding from intercompany sources. As collateral subject to lien, this facility requires 3 million Euro (approximately $4 million US dollars at current exchange rates) to be held as restricted cash which is classified as other current assets on the Company's balance sheet. The restricted cash is held in an account which is interest bearing payable to the Company. At September 30, 2007, the Company had $0.6 million US dollar equivalent of Sterling-denominated short-term borrowings outstanding under the overdraft facility.  At June 30, 2007, the Company had $3.0 million US dollar equivalent of Sterling-denominated short-term borrowings outstanding under the overdraft facility.

The Company also maintains a $75 million revolving credit facility that allows for both issuances of letters of credit and cash borrowings. At September 30, 2007, the Company had $27.0 million of short-term borrowings outstanding under this revolving credit facility. The outstanding balance consisted of $19.9 million for a Euro currency borrowing which provides a natural currency hedge against Euro denominated intercompany notes between the US parent and the Euro functional currency subsidiaries, and the other $7.1 million borrowing funded short-term cash needs. The Company also had letters of credit against the revolving credit facility. Total availability to borrow under the revolving credit facility was $34.2 million at September 30, 2007. At June 30, 2007, the Company had $18.9 million of short-term borrowings outstanding under the revolving credit facility.

The $75 million revolving credit facility also provides an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at September 30, 2007.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the Company's credit facilities will be sufficient in fiscal year 2008 for working capital needs, dividends, and for funding investments in the Company's future, including potential acquisitions. The Company's primary source of funds is its ability to generate cash from operations to meet its liquidity obligations, which could be affected by factors such as a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. The Company's secondary source of funds is its credit facilities, one of which is contingent on complying with certain debt covenants. The Company does not expect the covenants to limit or restrict its ability to borrow on the facility in fiscal year 2008. The Company anticipates maintaining a strong liquidity position for the 2008 fiscal year. The Company does not expect the absence of cash flows from discontinued operations to have a material effect on future liquidity and capital resources.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the Company's summary of contractual obligations under the caption "Contractual Obligations" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the year ended June 30, 2007.

While not material to the liquidity of the Company, the following item is a change within the Company's contractual obligations to note:

  As of July 1, 2007, the Company's contractual obligations include a $6.4 million gross liability for unrecognized tax benefits associated with the adoption of Financial Accounting Standards Board Interpretation No. 48 (FIN 48). The Company cannot make a reasonably reliable estimate of the periods of settlement for the unrecognized tax benefits liability. The amount of the unrecognized tax liability at September 30, 2007 remained at $6.4 million. Refer to Note 10 - Income Taxes of Notes to Condensed Consolidated Financial Statements for more information.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than standby letters of credit and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on the Company's financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 5 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on standby letters of credit.  The Company does not have material exposures to trading activities of non-exchange traded contracts.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At September 30, 2007 and June 30, 2007, the reserve for returns and allowances was $3.0 million and $3.2 million, respectively. Over the past two years, the returns and allowances reserve has been approximately 2% of gross trade receivables.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at September 30, 2007 and June 30, 2007 was $1.1 million and $1.2 million, respectively, and over the past two years, this reserve has approximated 1% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 18% of consolidated inventories at both September 30, 2007 and June 30, 2007, including approximately 87% and 86% of the Furniture segment inventories at September 30, 2007 and June 30, 2007, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and actuarial analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At September 30, 2007 and June 30, 2007, the Company's accrued liabilities for self-insurance exposure were $7.8 million and $7.0 million, respectively, excluding immaterial amounts held in a voluntary employees' beneficiary association (VEBA) trust.

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

FIN 48, which clarifies the accounting for uncertainty in tax positions, requires financial statement recognition of the impact of a tax position if a position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, transition, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 were effective as of the beginning of the Company's fiscal year 2008. Total unrecognized tax benefits recorded in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2007 were $0.6 million. Upon the adoption of FIN 48 on July 1, 2007, the Company recognized a $5.8 million increase in the liability for unrecognized tax benefits. The increase has been accounted for as a reduction to the July 1, 2007 balance of retained earnings in the amount of $0.7 million and an increase to deferred tax assets of $5.1 million. The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, the Company believes it has made adequate provision for income taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. Additional information on income taxes is contained in Note 10 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Goodwill - Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the Company compares the carrying value of the reporting unit to an estimate of the reporting unit's fair value. If the estimated fair value is less than the carrying value, goodwill is impaired and will be written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. At September 30, 2007 and June 30, 2007, the Company's goodwill totaled, in millions, $15.6 and $15.5, respectively. No goodwill impairment was recorded during the three-month period ended September 30, 2007.

New Accounting Standards

See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.

Forward-Looking Statements

Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "estimates," "projects," "expects," "anticipates," and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, general economic conditions, significant volume reductions from key contract customers, loss of key customers or suppliers within specific industries, availability or cost of raw materials, increased competitive pricing pressures reflecting excess industry capacities, foreign currency exchange rate fluctuations, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2007, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased Class B	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Class B	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]

Month #1 (July 1-July 31, 2007)	--	$ --	--	1,733,573
Month #2 (August 1-August 31, 2007)	1,205,292	12.75	1,205,292	528,281
Month #3 (September 1-September 30, 2007)	528,281	13.13	528,281	--

Total	1,733,573	$12.86	1,733,573

[1] The share repurchase program previously authorized by the Board of Directors was announced on August 5, 2004.  The program allowed for the repurchase of up to 2 million shares.  On September 18, 2007, the Company completed the repurchase of 2,000,000 shares of stock.

Item 6.  Exhibits

    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(3(a))  Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended June 30, 2007)

(3(b))  Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 16, 2007)

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
November 5, 2007

By:	/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
November 5, 2007

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended June 30, 2007)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 16, 2007)
10	Summary of Director and Named Executive Officer Compensation
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002