Form 10-Q
period 2007-12-31
KIMBALL INTERNATIONAL INC
filed 2008-02-05
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The number of shares outstanding of the Registrant's common stock as of January 21, 2008 was:
Class A Common Stock - 11,699,472 shares
Class B Common Stock - 25,231,176 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited) December 31, 2007	June 30, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$ 36,004	$ 35,027
Short-term investments	50,876	67,350
Receivables, net of allowances of $1,222 and $1,477, respectively	177,758	172,190
Inventories	162,332	135,901
Prepaid expenses and other current assets	39,828	34,348
Assets held for sale	2,654	3,032

Total current assets	469,452	447,848
Property and Equipment, net of accumulated depreciation of $329,113 and $320,889, respectively	177,035	173,800
Capitalized Software, net of accumulated amortization of $62,390 and $58,626, respectively	15,164	18,763
Goodwill	15,348	15,518
Other Assets	36,220	38,812

Total Assets	$713,219	$694,741

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 559	$ 5,515
Accounts payable	183,717	150,409
Borrowings under credit facilities	30,319	21,968
Dividends payable	6,890	7,031
Accrued expenses	64,882	64,314

Total current liabilities	286,367	249,237

Other Liabilities:
Long-term debt, less current maturities	625	832
Deferred income taxes and other	17,427	17,224

Total other liabilities	18,052	18,056

Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized 14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized 28,657,000 shares issued	1,433	1,433
Additional paid-in capital	13,984	14,568
Retained earnings	478,970	480,863
Accumulated other comprehensive income	7,343	3,395
Less: Treasury stock, at cost
Class A - 2,664,000 and 2,733,000 shares, respectively	(46,353)	(47,536)
Class B - 3,430,000 and 1,761,000 shares, respectively	(47,295)	(25,993)

Total Share Owners' Equity	408,800	427,448

Total Liabilities and Share Owners' Equity	$713,219	$694,741

See Notes to Condensed Consolidated Financial Statements
3

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2007	2006	2007	2006

Net Sales	$347,794	$327,268	$681,731	$637,047

Cost of Sales	281,114	259,887	547,271	505,001

Gross Profit	66,680	67,381	134,460	132,046
Selling, General and Administrative Expenses	60,179	56,688	119,674	112,856
Restructuring Expense	623	283	944	617

Operating Income	5,878	10,410	13,842	18,573

Other Income (Expense):
Interest income	714	1,451	1,587	3,006
Interest expense	(524)	(211)	(920)	(461)
Non-operating income	745	1,770	2,904	3,193
Non-operating expense	(616)	(225)	(922)	(421)

Other income, net	319	2,785	2,649	5,317

Income from Continuing Operations Before Taxes on Income	6,197	13,195	16,491	23,890
Provision for Income Taxes	1,957	5,035	5,689	9,447

Income from Continuing Operations	4,240	8,160	10,802	14,443
Loss from Discontinued Operations, Net of Tax	-0-	(956)	(124)	(3,568)

Net Income	$ 4,240	$ 7,204	$ 10,678	$ 10,875

Earnings Per Share of Common Stock:
Basic Earnings Per Share from Continuing Operations:
Class A	$0.11	$0.21	$0.29	$0.37
Class B	$0.12	$0.21	$0.29	$0.38
Diluted Earnings Per Share from Continuing Operations:
Class A	$0.11	$0.20	$0.28	$0.36
Class B	$0.11	$0.21	$0.29	$0.37
Basic Earnings Per Share:
Class A	$0.11	$0.19	$0.29	$0.28
Class B	$0.12	$0.19	$0.29	$0.28
Diluted Earnings Per Share:
Class A	$0.11	$0.18	$0.28	$0.27
Class B	$0.11	$0.18	$0.28	$0.28

Dividends Per Share of Common Stock:
Class A	$0.155	$0.155	$0.310	$0.310
Class B	$0.160	$0.160	$0.320	$0.320

Average Number of Shares Outstanding Class A and B Common Stock:
Basic	36,926	38,622	37,279	38,455
Diluted	37,432	39,379	37,786	39,153
See Notes to Condensed Consolidated Financial Statements 4

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Six Months Ended December 31,

	2007	2006
Cash Flows From Operating Activities:
Net income	$ 10,678	$ 10,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,752	18,844
Gain on sales of assets	(335)	(345)
Loss on disposal of discontinued operations	-0-	1,838
Restructuring and exit costs	782	166
Deferred income tax and other deferred charges	(7,851)	(3,678)
Stock-based compensation	2,524	2,476
Excess tax benefits from stock-based compensation	-0-	(1,079)
Change in operating assets and liabilities:
Receivables	(114)	4,125
Inventories	(22,914)	(21,554)
Other current assets	1,004	(350)
Accounts payable	28,565	32,210
Accrued expenses	(2,278)	(14,425)

Net cash provided by operating activities	29,813	29,103

Cash Flows From Investing Activities:
Capital expenditures	(19,104)	(19,741)
Proceeds from sales of assets	1,991	2,085
Proceeds from disposal of discontinued operations	-0-	276
Payments for acquisitions	(4,566)	(4,676)
Purchase of capitalized software and other assets	(448)	(971)
Purchases of available-for-sale securities	(18,847)	(58,349)
Sales and maturities of available-for-sale securities	40,367	48,890
Other, net	-0-	(1,033)

Net cash used for investing activities	(607)	(33,519)

Cash Flows From Financing Activities:
Payments on revolving credit facility	-0-	(4,440)
Proceeds from revolving credit facility	-0-	1,270
Net change in other credit facilities	6,735	(1,410)
Payments on capital leases and long-term debt	(690)	(261)
Repurchases of common stock	(24,844)	-0-
Dividends paid to share owners	(11,997)	(12,125)
Excess tax benefits from stock-based compensation	-0-	1,079
Proceeds from exercise of stock options	-0-	6,386
Other, net	(2)	(25)

Net cash used for financing activities	(30,798)	(9,526)

Effect of Exchange Rate Change on Cash and Cash Equivalents	2,569	1,222

Net Increase (Decrease) in Cash and Cash Equivalents	977	(12,720)

Cash and Cash Equivalents at Beginning of Period	35,027	64,857

Cash and Cash Equivalents at End of Period	$ 36,004	$ 52,137

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$ 5,608	$ 9,929
Interest	$ 869	$ 473
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

Certain prior year information has been reclassified to conform to the current year presentation.

Goodwill and Purchased Intangible Assets:

A summary of goodwill by segment is as follows:

	December 31,	June 30,
	2007	2007
(Amounts in Thousands)
Furniture	$ 1,733	$ 1,733
Electronic Manufacturing Services	13,615	13,785

Consolidated	$15,348	$ 15,518

In the Electronic Manufacturing Services segment, goodwill decreased in the aggregate by, in thousands, $170 during the six months ended December 31, 2007, due to a $172 decrease for impairment related to terminated business in conjunction with the consolidation of a Hibbing, Minnesota operation and a $165 decrease due to an adjustment to estimated employee transition pay related to the consolidation of a Gaylord, Michigan operation, offset by a $63 increase related to tax provision adjustments for activity prior to the Reptron acquisition and a $104 increase due to the effect of changes in foreign currency exchange rates.  Goodwill impairment was calculated based upon the cessation of cash flows for the business activities not continuing after the facility consolidation.  The goodwill related to the Hibbing business activities continuing after the facility consolidation has been transferred to the EMS reporting units which are receiving the business.

A summary of purchased intangible assets subject to amortization by segment is as follows:

	December 31,	June 30,
	2007	2007
(Amounts in Thousands)
Furniture:
Cost	$ 1,160	$ 1,160
Accumulated Amortization	(210)	(210)

Purchased Intangible Assets, net	$ 950	$ 950

Electronic Manufacturing Services:
Cost	$ 937	$ 937
Accumulated Amortization	(163)	(65)

Purchased Intangible Assets, net	$ 774	$ 872

Consolidated	$ 1,724	$ 1,822

Purchased intangible assets in the Furniture segment consist of capitalized product rights to produce and sell certain products.  Purchased intangible assets in the Electronic Manufacturing Services segment consist of a customer relationship intangible asset.

Amortization expense related to purchased intangible assets was, in thousands, $49 and $98, respectively, during the quarter and year-to-date periods ended December 31, 2007. Amortization expense related to purchased intangible assets was, in thousands, $10 and $21, respectively, during the quarter and year-to-date periods ended December 31, 2006.  Amortization expense in future periods is expected to be, in thousands, $84 for the remainder of fiscal year 2008, and $335, $305, $283, and $262 in the four years ending June 30, 2012, and $455 thereafter.  When placed in service, the amortization period for product rights is expected to be 5 years.  The amortization period for the customer relationship intangible asset is 16 years.

The cost of capitalized software and accumulated amortization are disclosed on the Condensed Consolidated Balance Sheets and are further discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Preliminary Purchase Price Allocation:

On February 15, 2007, the Company acquired Reptron.  The Company is currently obtaining additional information for the valuation of certain assets acquired.  As a result, the purchase price allocation reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007 is still preliminary.

Effective Tax Rate:

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates.  Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.  The Company is estimating that the annual effective tax rate from continuing operations for fiscal year 2008 will be slightly lower than for the prior year due to a higher mix of income being generated by foreign operations which carry a lower effective tax rate than the Company's domestic operations.

New Accounting Standards:

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (revised 2007), Business Combinations (FAS 141(R)). FAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. FAS 141(R) also expands disclosures related to business combinations. FAS 141(R) will be applied prospectively to business combinations occurring after the beginning of the Company's fiscal year 2010, except that business combinations consummated prior to the effective date must apply FAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of FAS 141(R) on its financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (FAS 160). FAS 160 requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statements of income, that changes in a parent's ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. FAS 160 will be applied prospectively, except for presentation and disclosure requirements which will be applied retrospectively, as of the beginning of the Company's fiscal year 2010. The Company does not currently have noncontrolling interests, and therefore the adoption of FAS 160 is not expected to have an impact on the Company's financial position, results of operations, or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 expands the use of fair value accounting, but does not affect existing standards which require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure financial instruments and certain other items, which may reduce the need to apply complex hedge accounting provisions in order to mitigate volatility in reported earnings. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings. FAS 159 is effective as of the beginning of the Company's fiscal year 2009. The Company is determining whether fair value accounting is appropriate for any of its eligible items and cannot currently estimate the impact, if any, of FAS 159 on its financial position, results of operations, and cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS 157 is only applicable to existing accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.  FAS 157 will be effective as of the beginning of the Company's fiscal year 2009 and must be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption.  The Company is currently evaluating the impact of FAS 157 on its financial position, results of operations, and cash flows, but cannot reasonably estimate the impact of adoption of this statement at this time.

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

Note 2. Inventories

Inventory components of the Company were as follows:

	December 31,	June 30,
	2007	2007
(Amounts in Thousands)
Finished Products	$ 42,079	$ 34,577
Work-in-Process	16,318	15,162
Raw Materials	120,480	102,584

Total FIFO Inventory	$178,877	$152,323

LIFO Reserve	(16,545)	(16,422)

Total Inventory	$162,332	$135,901

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to Share Owners. Comprehensive income, shown net of tax if applicable, for the three and six-month periods ended December 31, 2007 and 2006 is as follows:

	Three Months Ended			Three Months Ended
	December 31, 2007			December 31, 2006

	Pre-tax	Tax	Net	Pre-tax	Tax	Net
(Amounts in Thousands)
Net income			$ 4,240			$ 7,204
Other comprehensive income (loss):
Foreign currency translation adjustments	$ 1,753	$ --	$ 1,753	$ 1,925	$ --	$ 1,925
Postemployment severance actuarial change	205	(81)	124	--	--	--
Other fair value changes:
Investments	407	(162)	245	(32)	13	(19)
Derivatives	(1,324)	564	(760)	235	(147)	88
Reclassification to earnings:
Investments	(73)	29	(44)	13	(5)	8
Derivatives	515	(184)	331	(201)	91	(110)
Amortization of prior service costs	72	(29)	43	--	--	--
Amortization of actuarial change	(1)	--	(1)	--	--	--

Other comprehensive income	$ 1,554	$ 137	$ 1,691	$ 1,940	$ (48)	$ 1,892

Total comprehensive income			$ 5,931			$ 9,096

	Six Months Ended			Six Months Ended
	December 31, 2007			December 31, 2006

	Pre-tax	Tax	Net	Pre-tax	Tax	Net
(Amounts in Thousands)
Net income			$ 10,678			$ 10,875
Other comprehensive income (loss):
Foreign currency translation adjustments	$ 4,618	$ --	$ 4,618	$ 1,884	$ --	$ 1,884
Postemployment severance actuarial change	(183)	73	(110)	--	--	--
Other fair value changes:
Investments	977	(389)	588	274	(109)	165
Derivatives	(2,717)	1,012	(1,705)	1,325	(500)	825
Reclassification to earnings:
Investments	(89)	35	(54)	35	(14)	21
Derivatives	751	(233)	518	(325)	169	(156)
Amortization of prior service costs	143	(57)	86	--	--	--
Amortization of actuarial change	12	(5)	7	--	--	--

Other comprehensive income	$ 3,512	$ 436	$ 3,948	$ 3,193	$ (454)	$ 2,739

Total comprehensive income			$ 14,626			$ 13,614

Accumulated other comprehensive income balances, net of tax effects, were as follows:

	December 31,	June 30,
	2007	2007
(Amounts in Thousands)
Foreign currency translation adjustments	$ 9,383	$ 4,765
Unrealized gain (loss) from:
Investments	353	(181)
Derivatives	(1,053)	134
Postemployment benefits:
Net actuarial loss	(103)	--
Prior service costs	(1,237)	(1,323)

Accumulated other comprehensive income	$ 7,343	$ 3,395

Note 4. Segment Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. The Electronic Manufacturing Services (EMS) segment, formerly named the Electronic Contract Assemblies segment, was renamed to more accurately reflect the focus of the segment.  There was no financial statement impact from this name change.  The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. The EMS segment focuses on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The EMS segment currently sells primarily to customers in the medical, automotive, industrial controls, and public safety industries. Intersegment sales are insignificant.

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

For the	For the
Three Months Ended	Six Months Ended
December 31,	December 31,

	2007		2006		2007		2006
(Amounts in Thousands)
Net Sales:
Furniture	$170,432		$163,171		$326,322		$314,496
Electronic Manufacturing Services	177,362		164,097		355,409		322,551
Unallocated Corporate and Eliminations	--		--		--		--

Consolidated	$347,794		$327,268		$681,731		$637,047

Income (Loss) from Continuing Operations:
Furniture	$ 5,801		$ 6,318		$ 10,882		$ 12,196
Electronic Manufacturing Services	(2,102)		379		(1,323)		(148)
Unallocated Corporate and Eliminations	541		1,463		1,243		2,395

Consolidated	$ 4,240	[1]	$ 8,160	[2]	$ 10,802	[1]	$ 14,443	[2]

	December 31,	June 30,
	2007	2007
(Amounts in Thousands)
Total Assets:
Furniture	$244,216	$224,325
Electronic Manufacturing Services	379,115	358,715
Unallocated Corporate and Eliminations [3]	89,888	111,701

Consolidated	$713,219	$694,741

[1] Income (Loss) from Continuing Operations includes after-tax restructuring charges, in thousands, of $375 and $568 in the three and six months ended December 31, 2007, respectively.  The Furniture segment recorded, in the three and six months ended December 31, 2007, in thousands, $151 and $274, respectively, of after-tax restructuring charges.  The EMS segment recorded, in thousands, $133 for both the three and six months ended December 31, 2007 of after-tax restructuring charges.  Unallocated Corporate and Eliminations recorded in the three and six months ended December 31, 2007, in thousands, $91 and $161, respectively, of after-tax restructuring charges.  See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.  The EMS segment also recorded $0.7 million of after-tax income in the six months ended December 31, 2007 received as part of a Polish offset credit program for investments made in the Company's Poland operation.

[2] Income (Loss) from Continuing Operations includes after-tax restructuring charges, in thousands, of $170 and $371 in the three and six months ended December 31, 2006, respectively.  The Furniture segment recorded, in the three and six months ended December 31, 2006, in thousands, $132 and $286, respectively, of after-tax restructuring charges.  The EMS segment recorded, in the three and six months ended December 31, 2006, in thousands, $10 and $57, respectively, of after-tax restructuring charges.  Unallocated Corporate and Eliminations recorded, in thousands, $28 for both the three and six months ended December 31, 2006 of after-tax restructuring charges.  See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

[3] Significant reduction of Unallocated Corporate and Eliminations total assets was primarily a reduction of cash and investments as a result of share repurchases during the quarter ended September 30, 2007.

Sales by Product Line:

Net sales to external customers by product line within the Furniture segment were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2007	2006	2007	2006
(Amounts in Thousands)
Net Sales:
Furniture
Branded Furniture	$170,432	$159,364	$326,322	$304,574
Contract Private Label Products [4]	--	3,807	--	9,922

Total	$170,432	$163,171	$326,322	$314,496

[4] The Net Sales decline in Contract Private Label Products was the result of the exit of this product line.

Note 5. Commitments and Contingent Liabilities

Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of December 31, 2007, the Company had a maximum financial exposure from unused standby letters of credit totaling $15.3 million.  The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements.  Accordingly, no liability has been recorded as of December 31, 2007 with respect to the standby letters of credit.  The Company also enters into commercial letters of credit to facilitate payment to vendors and from customers.

The Company estimates product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the six months ended December 31, 2007 and 2006 were as follows:

	Six Months Ended December 31,

	2007	2006
(Amounts in Thousands)
Product Warranty Liability at the beginning of the period	$ 2,147	$ 2,127
Accrual for warranties issued	226	463
Additions (reductions) related to pre-existing warranties (including changes in estimates)	211	(60)
Settlements made (in cash or in kind)	(597)	(423)

Product Warranty Liability at the end of the period	$ 1,987	$ 2,107

Note 6. Restructuring Expense

Due to excess North American capacity in the EMS segment, during the second quarter of fiscal year 2008, the Company approved a restructuring plan to further consolidate its EMS facilities that will result in the exit of a manufacturing facility located in Hibbing, Minnesota which was one of the facilities acquired in the acquisition of Reptron.  A majority of the Hibbing business is expected to transfer to several of the Company's worldwide EMS facilities.  The leased facility will be exited, and some of the equipment will be sold.  The Company expects to cease production at the facility during the fourth quarter of fiscal year 2008 and complete all restructuring activities by the second quarter of fiscal year 2009.  The Company expects total pre-tax restructuring charges, most of which are expected to be recognized during the remainder of fiscal year 2008, to be approximately $1.6 million, including $0.5 million related to employee severance and transition costs, asset and goodwill impairment of $0.4 million, lease exit costs of $0.4 million, and other restructuring costs of $0.3 million.

During the fourth quarter of fiscal year 2007, the Company finalized a restructuring plan within the EMS segment to exit a manufacturing facility located in Gaylord, Michigan.  This facility was also one of the four facilities acquired in the acquisition of Reptron.  With the acquisition, the Company recognized it would have excess capacity in North America.  Management developed a plan as of the acquisition date to consolidate capacity within the acquired facilities.  Based on a review of future growth potential in various geographies and input from existing customers regarding future capacity needs, it was determined that the Gaylord facility's automotive electronics business would transfer to several of the Company's other EMS facilities.  The Gaylord facility and some of the equipment will be sold.  The Company ceased production at the facility during the second quarter of fiscal year 2008 and expects to complete substantially all restructuring activities by the fourth quarter of fiscal year 2008.  The Company expects total pre-tax restructuring charges to be approximately $1.0 million, including $0.8 million related to employee severance and transition costs which have been recognized as a purchase price allocation adjustment, not impacting earnings, and $0.2 million related to inventory transfers and post-closing activities which will impact earnings as the costs are incurred.

As a result of excess capacity in North America, during the third quarter of fiscal year 2006, the Company approved a restructuring plan within the EMS segment to exit a manufacturing facility located in Northern Indiana. As part of this restructuring plan, the production for select programs was transferred to other locations within this segment. Operations at this facility ceased in the Company's first quarter of fiscal year 2007, and the remaining facility is classified as held for sale. The facility and ongoing maintenance expenses related to the facility are reported as unallocated corporate assets and expenses for segment reporting purposes.  The Company expects minimal future charges and estimates total pre-tax restructuring charges related to this plan to be approximately $1.5 million, consisting of employee transition costs of $0.7 million, acceleration of software amortization of $0.4 million, acceleration of plant, property, and equipment depreciation of $0.1 million, and other restructuring costs of $0.5 million partially offset by $0.2 million for gains on the sale of equipment net of other asset impairment.

As part of the Company's plan to sharpen focus and simplify business processes within the Furniture segment, the Company announced during the first quarter of fiscal year 2006, a plan which included consolidation of administrative, marketing, and business development functions to better serve the segment's primary markets. The plan includes accelerating amortization through fiscal year 2008 on a portion of the Company's Enterprise Resource Planning (ERP) software.  During the first quarter of fiscal year 2006, capitalized software costs related to the ERP software that was not yet placed in service were abandoned and recognized as impaired. A portion of the ERP software is currently being evaluated for redesign.  Restructuring charges related to ERP software impairment, accelerated amortization, employee severance, and other consolidation costs are recorded on the Restructuring Expense line item of the Company's Condensed Consolidated Statements of Income. The plan also included the sale of a forest products hardwood lumber business and a business unit which produced fixed-wall furniture systems. Losses on the sale of these business units were recognized in fiscal year 2006 as discontinued operations.  The Company estimates total pre-tax charges under the plan, when complete, to be approximately $17.0 million, including the pre-tax loss on the sale of business operations and other impairment of $11.1 million which was recorded as discontinued operations, and restructuring charges for plant, property, and equipment impairment of $0.4 million, software impairment of $2.8 million, acceleration of software amortization of $2.2 million, employee severance costs of $0.4 million, and other restructuring costs of $0.1 million.

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

  Fiscal Year 2008 Restructuring Charges:

As a result of the fiscal year 2008, 2007, and 2006 restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $0.6 million and $0.9 million in the three and six months ended December 31, 2007, respectively. Within the Furniture segment, the Company recognized pre-tax restructuring expense of $0.2 million and $0.4 million in the three and six months ended December 31, 2007, respectively, primarily for accelerated software amortization.  Within the EMS segment, the Company recognized pre-tax restructuring expense of $0.2 million for both the three and six months ended December 31, 2007 for goodwill impairment.  Within Unallocated Corporate, the Company recognized a $0.2 million and $0.3 million pre-tax restructuring expense in the three and six months ended December 31, 2007, respectively, primarily for asset impairment.

  Fiscal Year 2007 Restructuring Charges:

As a result of the fiscal year 2006 restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $0.3 million and $0.6 million in the three and six months ended December 31, 2006, respectively. Within the Furniture segment, the Company recognized pre-tax restructuring expense of $0.3 million and $0.5 million in the three and six months ended December 31, 2006, respectively, which included restructuring charges of $0.2 million and $0.4 million for accelerated software amortization and $0.1 million and $0.1 million for employee transition and other costs. Within the EMS segment, the Company recognized minimal pre-tax restructuring charges in the three months ended December 31, 2006.  In the six months ended December 31, 2006, the EMS segment recognized pre-tax restructuring expense of $0.1 million which included $0.3 million for employee transition costs and $0.1 million for accelerated software amortization which were partially offset by $0.3 million of gains on the sale of equipment net of other asset impairment.  Within Unallocated Corporate, the Company recognized minimal pre-tax restructuring expense in the three and six months ended December 31, 2006.

  Reserves:

At December 31, 2007, there was $0.2 million restructuring liability relating to continuing operations remaining on the Condensed Consolidated Balance Sheet. The restructuring charge, utilization, and cash paid to date for the six months ended December 31, 2007 were as follows:

	Transition and Other Employee Costs	Asset and Goodwill Write-downs	Plant Closure and Other Exit Costs	Total
(Amounts in Thousands)
Accrued Restructuring at June 30, 2007	$ 1,048	$ --	$ --	$ 1,048

Amounts Charged - Cash	--	--	162	162
Amounts Charged - Non-Cash	--	782	--	782

Subtotal	$ --	$ 782	$ 162	$ 944

Amounts Utilized / Cash Paid	(527)	(782)	(162)	(1,471)
Amounts Adjusted [1]	(275)	--	--	(275)

Accrued Restructuring at December 31, 2007	$ 246	$ --	$ --	$ 246

[1] An adjustment was made to the restructuring reserve established during fiscal year 2007 related to the purchase price allocation of the Reptron acquisition.  The adjustment reduced the goodwill balance of the acquired entity and has not been recognized as restructuring income.

Total Restructuring Charges Incurred to Date Since Announcement of Plans:

		Transition and Other Employee Costs	Asset and Goodwill Write-downs	Plant Closure and Other Exit Costs	Total
(Amounts in Thousands)
Electronic Manufacturing Services Segment	2008 Plan	$ --	$ 172	$ --	$ 172
	2007 Plan [2]	--	--	51	51
	2006 Plan	743	199	46	988

	Subtotal	$ 743	$ 371	$ 97	$ 1,211

Furniture Segment	2006 Plan	$ 432	$ 5,050	$ --	$ 5,482

Unallocated Corporate	2006 Plan	$ --	$ 157	$ 277	$ 434

Consolidated		$ 1,175	$ 5,578	$ 374	$ 7,127

[2] In addition to the incurred charges to the EMS segment 2007 plan shown above, an additional $0.8 million increase in goodwill has been recognized as an adjustment to the purchase price allocation of the Reptron acquisition and has not been charged to restructuring expense.

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

The Company currently estimates pre-tax charges related to exit activities at the Juarez facility will be approximately $5.8 million, consisting of costs included in discontinued operations of approximately $1.6 million of property and equipment impairment and losses on sales, $1.1 million of transition and other employee costs, $0.4 million of lease exit costs, and $0.7 million of other exit costs, and included in continuing operations, $2.0 million of additional lease costs. As a result of this exit plan, the Company recognized within the Furniture segment an immaterial amount of pre-tax exit costs included in discontinued operations and $0.3 million and $0.6 million, respectively, of pre-tax lease and other exit costs included in continuing operations during the three and six months ended December 31, 2007. Total pre-tax exit costs incurred to date since the announcement of the plan were $5.0 million, consisting of $3.8 million of costs included in discontinued operations and $1.2 million of costs included in continuing operations.  The Company utilized available market prices and management estimates to determine the fair value of impaired fixed assets.

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, this business has been classified as a discontinued operation, and its operating results and losses on disposal are presented on the Loss from Discontinued Operations, Net of Tax line of the Condensed Consolidated Statements of Income.

Operating results and losses on sales of discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2007	2006	2007	2006
(Amounts in Thousands)

Net Sales of Discontinued Operations	$ --	$ 3,641	$ --	$ 8,622

Operating Loss of Discontinued Operations	$ --	$(1,781)	$ (78)	$ (4,084)
Benefit (Provision) for Income Taxes	--	928	(46)	1,705

Operating Loss of Discontinued Operations, Net of Tax	$ --	$ (853)	$ (124)	$ (2,379)

Loss on Disposal of Discontinued Operations	$ --	$ (163)	$ --	$ (1,838)
Benefit for Income Taxes	--	60	--	649

Loss on Disposal of Discontinued Operations, Net of Tax	$ --	$ (103)	$ --	$ (1,189)

Loss from Discontinued Operations, Net of Tax	$ --	$ (956)	$ (124)	$ (3,568)

Note 8.  Assets Held for Sale

At December 31, 2007, in thousands, assets totaling $2,654 were classified as held for sale, including $2,534 for a facility related to the Auburn, Indiana exited operation within the EMS segment and $120 for manufacturing equipment related to exited operations within the Furniture segment.  The exited EMS facility is reported as unallocated corporate assets for segment reporting purposes.  The Company expects to sell these assets during the next 12 months.  Due to a decline in the market value of the EMS facility, the Company recognized pre-tax impairment loss, in thousands, of $94 and $157 during the three and six months ended December 31, 2007, respectively, which was recorded in the Restructuring Expense line of the Company's Condensed Consolidated Statements of Income.  Due to a decline in the market value of the Furniture segment held for sale manufacturing equipment, the Company recognized a pre-tax loss, in thousands, of $144 during both the three and six months ended December 31, 2007.  The Furniture segment pre-tax loss of $144 was the result of impairment charges and losses on sales of equipment, and was recorded, in thousands, as $104 in the Cost of Sales line and $40 in the Restructuring Expense line of the Company's Condensed Consolidated Statements of Income.  At June 30, 2007, the Company had, in thousands, assets totaling $3,032 classified as held for sale.

Note 9. Postemployment Benefits

The Company maintains severance plans for substantially all domestic employees which provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause.  The components of net periodic postemployment benefit cost applicable to the Company's severance plans were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2007	2006	2007	2006
(Amounts in Thousands)
Service Cost	$ 66	$ --	$ 148	$ --
Interest Cost	28	--	63	--
Amortization of actuarial change	(1)	--	12	--
Amortization of prior service costs	72	--	143	--

Net periodic benefit cost	$165	$ --	$ 366	$ --

Note 10.  Income Taxes

The Company adopted the provisions of FIN 48 and FSP FIN 48-1 on July 1, 2007, the beginning of the Company's fiscal year. Upon the adoption of FIN 48 on July 1, 2007, the Company recognized a $5.8 million increase in the liability for unrecognized tax benefits. The increase has been accounted for as a reduction to the July 1, 2007 balance of retained earnings in the amount of $0.7 million and an increase to deferred tax assets of $5.1 million.

The total liability for unrecognized tax benefits totaled $6.4 million as of July 1, 2007. Included in the July 1, 2007 liability for unrecognized tax benefits were $0.6 million of unrecognized tax benefits that if recognized would impact the effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as Interest expense and Non-operating expense, respectively, under Other Income (Expense) on the Condensed Consolidated Statements of Income. Included in the liability of unrecognized tax benefits as of July 1, 2007 were accrued interest of $0.7 million and penalties of $0.1 million.

The Company, or one of its wholly-owned subsidiaries, files U.S. federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2006. During the Company's fiscal year ended June 30, 2007, the Internal Revenue Service completed an examination of the U.S. federal tax returns for fiscal years ended June 30, 2004 and 2005 which the Company believes effectively settled those years. The Company is subject to various state and local income tax examinations by tax authorities for years after June 30, 2002 and various foreign jurisdictions for years after June 30, 2001. It is expected that the amount of unrecognized tax benefits will change in the next 12 months, however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

There were no material changes in the liability for unrecognized tax benefits since the adoption of FIN 48.

Note 11.  Stock Compensation Plans

During the second quarter of fiscal year 2008, the Company granted 13,186 unrestricted shares of Class B common stock to non-employee directors at a grant date fair value of $174,000.  The grant date fair value of unrestricted shares is based on the stock price of $13.16 at the date of the grant. During the second quarter of fiscal year 2008, the Company also awarded annual performance shares and long-term performance shares to a newly appointed officer.  These awards entitle the officer to receive shares of the Company's Class A common stock.  Payouts under these awards are based upon the cash incentive payout percentages calculated under the Company's 2005 Profit Sharing Incentive Bonus Plan.  The maximum potential shares issuable are 3,525 shares.  The number of shares issued will be less if the maximum cash incentive payout percentages are not achieved. The contractual life is one year for the annual performance shares and five years for the long-term performance shares.  Annual performance shares are based on fiscal year 2008 performance and vest after one year.  Long-term performance shares are based on five successive annual performance measurement periods, with each annual tranche having a grant date when economic profit tiers are established at the beginning of the applicable fiscal year and a vesting date at the end of the annual period.  The grant date fair value per share for the annual performance share award and the first tranche of the long-term performance share awards granted December 1, 2007 was $12.57.

During the first quarter of fiscal year 2008, the Company awarded annual performance shares and long-term performance shares to officers and other key employees.  The maximum potential shares issuable are 377,350 shares.  The grant date fair value per share for the annual performance share awards and the first tranche of the long-term performance share awards granted August 21, 2007 was $12.17.

All awards were granted under the 2003 Stock Option and Incentive Plan.  For information on similar unrestricted shares and performance share awards granted in fiscal year 2007 and 2006, refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Note 12.  Repurchase of Common Stock

During the first quarter of fiscal year 2008, cash payments for repurchases of common stock were $24.8 million which included $2.5 million that was included in accounts payable at June 30, 2007.  With these repurchases, the Company completed a previously authorized share repurchase program.

During the second quarter of fiscal year 2008, the Board of Directors authorized a plan which allows for the repurchase of up to an additional 2,000,000 shares of the Company's common stock.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Kimball International, Inc. provides a variety of products from its two business segments: the Furniture segment and the Electronic Manufacturing Services (EMS) segment. The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. The EMS segment, formerly named the Electronic Contract Assemblies segment, was renamed during the first quarter of fiscal year 2008 to more accurately reflect the focus of the segment. There was no financial statement impact from this name change. The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally.

Management currently considers the following events, trends, and uncertainties to be most important to understanding its financial condition and operating performance:

Globalization continues to reshape not only the industries in which the Company operates but also its key customers.
  The Company is continually assessing its strategies in relation to the weakening U.S. economic environment and the volatility of the U.S. financial markets. The Company currently sells office furniture to financial institutions which are being impacted by the subprime mortgage issues.

  Competitive pricing, especially for suppliers of electronic manufacturing services to customers in the automotive industry, continues to put pressure on the Company's operating margins. Within the Furniture segment, pricing remains competitive on select projects.

Increased upward pressure on commodity pricing is expected to be a challenge the Company will continue to address in the near term.
Though the Company's efforts have resulted in improvements at various locations, the Company's results continue to be hindered by manufacturing inefficiencies and excess capacity at select operations.
  As reported by the Business and Institutional Furniture Manufacturer Association (BIFMA International), year-over-year growth in the office furniture industry is expected to weaken through the third quarter of calendar year 2008.

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

  The Company continues its strategy of diversification within the EMS segment customer base as it focuses on four key market verticals: medical, automotive, industrial control, and public safety. With the Company's fiscal year 2007 acquisition of Reptron Electronics, Inc. (Reptron), sales to customers in the medical industry are now the largest portion of the Company's EMS segment with sales to customers in the automotive industry being the second largest.

  Successful execution of the Company's restructuring plans is critical to the Company's future performance. The success of the restructuring initiatives is dependent on accomplishing the plans in a timely and effective manner. The Company's restructuring plans are discussed in the Restructuring section below.

  Successful integration of the Company's acquisitions is critical to the Company's future performance. The Company's fiscal year 2007 acquisition of Reptron is discussed in more detail in the Acquisition section below.

  A successful start-up of the EMS segment operation in China is critical for securing future customers for this recently constructed operation. The China facility has now completed two quarters of production and has received several new orders from multiple customers.

  Beginning in the third quarter of fiscal year 2007, the EMS segment was impacted by a reduction in the pricing of select raw material which is purchased from a major customer, Bayer AG and affiliates. The selling price of the finished product back to that customer has likewise been reduced by an amount equal to the material price reduction. During the second quarter of fiscal year 2008, this pricing change reduced net sales and material cost by $32.1 million. Gross profit dollars were not impacted, but the consolidated gross profit percent of net sales measure increased approximately 1.6 percentage points as a result of this pricing change. Selling, general, and administrative (SG&A) costs as a percent of net sales increased by a similar percentage. There was no impact to net income and net cash flows.

  The Company continues to have a strong balance sheet which includes a net cash position from an aggregate of cash, cash equivalents, and short-term investments, less short-term borrowings totaling $56.6 million at December 31, 2007. As compared to June 30, 2007, the net cash position was reduced as a result of the Company's repurchase of Class B shares under a previously authorized share repurchase program. The share repurchases are expected to increase fiscal year 2008 earnings per share by approximately $0.02 per Class B diluted share.

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

To address these and other trends and events, the Company has taken, or continues to consider and take, the following actions:

  As end markets dictate, the Company is continually assessing excess capacity and developing plans to better utilize manufacturing operations, including shifting manufacturing capacity to lower cost venues as necessary.  During the second quarter of fiscal year 2008, the Company finalized a restructuring plan to consolidate manufacturing facilities within the EMS segment as a result of excess capacity. The plan is discussed in more detail in the Restructuring section below.

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

Restructuring

During the second quarter of fiscal year 2008, the Company approved a restructuring plan to further consolidate its EMS facilities that will result in the exit of a manufacturing facility located in Hibbing, Minnesota which was one of the facilities acquired in the acquisition of Reptron. A majority of the Hibbing business is expected to transfer to several of the Company's worldwide EMS facilities. Planned expenditures, most of which are expected to be recognized during the remainder of fiscal year 2008, include employee severance and transition costs, asset and goodwill impairment, lease exit costs, and other restructuring costs.

During the fourth quarter of fiscal year 2007, the Company finalized a restructuring plan within the EMS segment to exit a manufacturing facility located in Gaylord, Michigan. This facility was also one of the four facilities acquired in the acquisition of Reptron. With the acquisition, the Company recognized it would have excess capacity in North America. Management developed a plan as of the acquisition date to consolidate capacity within the acquired facilities. Based on a review of future growth potential in various geographies and input from existing customers regarding future capacity needs, it was determined that the Gaylord facility's automotive electronics business would transfer to several of the Company's other EMS facilities. The Gaylord facility and some of the equipment will be sold. The Company ceased production at the facility during the second quarter of fiscal year 2008 and expects to complete substantially all restructuring activities by the fourth quarter of fiscal year 2008. Planned expenditures include employee severance and transition costs which have been recognized as part of the purchase price allocation, not impacting earnings, and an immaterial amount related to inventory transfers and post-closing activities which will impact earnings as the costs are incurred.

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

As part of the Company's plan to sharpen focus and simplify business processes within the Furniture segment, the Company announced during the first quarter of fiscal year 2006, a plan which included consolidation of administrative, marketing, and business development functions to better serve the segment's primary markets. To simplify and standardize business processes, a portion of the Company's Enterprise Resource Planning (ERP) software is being evaluated for redesign. Expenses related to this plan include accelerated software amortization, asset impairment, and employee transition and other costs.

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

See Note 7 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements for more information on the discontinued operations.

Financial results of the discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2007	2006	2007	2006
(Amounts in Thousands)
Net Sales of Discontinued Operations	$ --	$ 3,641	$ --	$ 8,622

Operating Loss of Discontinued Operations, Net of Tax	$ --	$ (853)	$ (124)	$ (2,379)
Loss on Disposal of Discontinued Operations, Net of Tax	--	(103)	--	(1,189)

Loss from Discontinued Operations, Net of Tax	$ --	$ (956)	$ (124)	$ (3,568)

The following discussions are based on income from continuing operations and therefore exclude all income statement activity of the discontinued operations.

Financial Overview - Consolidated

Second quarter fiscal year 2008 consolidated net sales were $347.8 million compared to second quarter fiscal year 2007 net sales of $327.3 million, a 6% increase. The acquisition completed in the third quarter of fiscal year 2007 within the EMS segment contributed net sales of $37.5 million in the second quarter of fiscal year 2008. In addition, a selling price change to a major EMS segment customer reduced second quarter fiscal year 2008 net sales by approximately $32.1 million. Second quarter fiscal year 2008 consolidated income from continuing operations totaled $4.2 million, or $0.11 per Class B diluted share, inclusive of after-tax restructuring charges of $0.4 million, or $0.01 per Class B diluted share. Second quarter fiscal year 2007 income from continuing operations was $8.2 million, or $0.21 per Class B diluted share, inclusive of after-tax restructuring charges of $0.2 million, or less than $0.01 per Class B diluted share.

Net sales for the six-month period ended December 31, 2007 of $681.7 million were up 7% from net sales of $637.0 million for the same period of the prior year. The increase in consolidated net sales for the first half of fiscal year 2008 was driven by incremental sales from the third quarter fiscal year 2007 acquisition within the EMS segment of $74.2 million as well as increased organic sales offset by the selling price reduction to a major EMS customer which reduced sales by approximately $65 million. Income from continuing operations for the six-month period ended December 31, 2007 totaled $10.8 million, or $0.29 per Class B diluted share, inclusive of $0.6 million, or $0.01 per Class B diluted share, of after-tax restructuring costs. Income from continuing operations for the year-to-date period ended December 31, 2006 totaled $14.4 million, or $0.37 per Class B diluted share, inclusive of $0.4 million, or $0.01 per Class B diluted share, of after-tax restructuring costs.

Consolidated gross profit as a percent of net sales in the second quarter of fiscal year 2008 was 19.2% compared to 20.6% in the second quarter of fiscal year 2007. The lower gross profit was due to competitive customer pricing pressures and supply chain cost increases in the Furniture segment as well as excess capacity costs and inefficiencies in the EMS segment in part resulting from a large number of product transfers from facility closures. To a lesser extent, a shift in sales toward the EMS segment, which operates at a lower gross profit percentage, also contributed to the reduced consolidated gross profit percentage. Partially offsetting these declines, the customer pricing adjustment discussed above favorably impacted the gross margin as a percent of net sales, while it had no impact on the gross margin dollars. Fiscal year-to-date 2008 consolidated gross profit as a percent of net sales likewise declined due to reasons similar to those listed for the second quarter comparison above.

Both the second quarter and year-to-date fiscal year 2008 consolidated SG&A expenses increased in absolute dollars primarily due to the incremental expenses of the Reptron acquisition. The SG&A expenses as a percent of net sales approximated the respective second quarter and year-to-date fiscal year 2007 levels due to the leverage of the higher sales volume being offset by the customer pricing adjustment discussed above.

Second quarter fiscal year 2008 other income totaled $0.3 million compared to $2.8 million for the second quarter of fiscal year 2007. The decline in other income was impacted by lower investment income as the Company's average cash and short-term investment balances were lower. In addition, other income was lower due a decline in the market value of the Company's Supplemental Employee Retirement Plan (SERP). The loss on the SERP investment that was recognized in Other income was exactly offset by a gain on the SERP liability which was recognized in SG&A expense in accordance with US GAAP. Fiscal year-to-date 2008 other income likewise declined due to lower interest income and the decline in the market value of the SERP obligation and was partially offset by $1.3 million pre-tax income relating to funds received in the first quarter of fiscal year 2008 as part of a Polish offset credit program for investments made in the Company's Poland operation.

The effective income tax rate for the Company's second quarter and year-to-date period of fiscal year 2008 declined as compared to the effective income tax rates for the same periods of fiscal year 2007. The decreased effective income tax rate was primarily related to the benefits of a favorable shift in the mix of income toward foreign operations in fiscal year 2008, which carry a lower effective tax.

Comparing the balance sheets as of December 31, 2007 to June 30, 2007, the decline in the Company's cash and short-term investment balances was primarily a result of the Company repurchasing 1.7 million Class B shares during fiscal year 2008 under a previously authorized share repurchase program. The Company's inventory balance has increased since June 30, 2007, but the Company has in turn been able to extend certain accounts payable to defray the cost of holding additional inventory. The Company's borrowings under credit facilities increased as the Company opted to borrow to fund short-term cash needs.

Results of Operations by Segment - Three and Six Months Ended December 31, 2007 Compared to Three and Six Months Ended December 31, 2006

Furniture Segment

Furniture segment net sales and open orders were as follows:

	At or for the Three Months Ended			For the Six Months Ended
	December 31,			December 31,

	2007	2006	% Change	2007	2006	% Change
(Amounts in Millions)
Net Sales:
Branded Furniture	$ 170.4	$ 159.4	7%	$ 326.3	$ 304.6	7%
Contract Private Label Furniture	--	3.8	(100%)	--	9.9	(100%)

Total	$ 170.4	$ 163.2	4%	$ 326.3	$ 314.5	4%

Open Orders:
Branded Furniture	$ 101.9	$ 92.6	10%
Contract Private Label Furniture	--	0.4	(100%)

Total	$ 101.9	$ 93.0	10%

Increased net sales volumes of both office and hospitality furniture in the second quarter and year-to-date period of fiscal year 2008 drove the increased branded furniture net sales level. Second quarter fiscal year 2008 sales of newly introduced office furniture products which were not sold during the second quarter fiscal year 2007 approximated $14.7 million. Branded furniture products open orders at December 31, 2007 were 10% higher than open orders at December 31, 2006 due to both higher office furniture and hospitality furniture open orders. There were no net sales or open orders of contract private label products in the second quarter or the year-to-date period of fiscal year 2008 because of the planned exit of this product line.

The Furniture segment income from continuing operations was $5.8 million in the second quarter of fiscal year 2008, inclusive of after-tax restructuring charges of $0.2 million, compared to income from continuing operations of $6.3 million in the second quarter of fiscal year 2007, which included $0.1 million of after-tax restructuring charges. Second quarter fiscal year 2008 gross profit as a percent of net sales decreased 2.5 percentage points when compared to the second quarter of fiscal year 2007. Gross profit was negatively impacted by supply chain cost increases, higher discounting on select office furniture products, and competitive pricing pressures within the hospitality industry. Price increases on select office furniture products partially offset the higher costs. As compared to the second quarter of fiscal year 2007, the second quarter fiscal year 2008 SG&A expenses declined in absolute dollars; SG&A expenses also declined as a percent of net sales due to the leverage of the segment's higher sales volumes, lower product marketing expenses, and lower incentive compensation costs which were partially offset by increased investments in the segment's sales force. For the six-month period ended December 31, 2007, this segment recorded income from continuing operations of $10.9 million, inclusive of after-tax restructuring charges of $0.3 million, a decrease from the prior year comparable period income from continuing operations of $12.2 million, inclusive of after-tax restructuring charges of $0.3 million.

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

Electronic Manufacturing Services Segment

EMS segment net sales and open orders were as follows:

	At or for the Three Months Ended			For the Six Months Ended
	December 31,			December 31,

	2007	2006	% Change	2007	2006	% Change
(Amounts in Millions)
Net Sales	$ 177.4	$ 164.1	8%	$ 355.4	$ 322.6	10%

Open Orders	$ 179.3	$ 127.9	40%

The second quarter and year-to-date fiscal 2008 net sales levels were positively impacted by sales of $37.5 million and $74.2 million, respectively, resulting from the fiscal year 2007 Reptron acquisition. In addition, a selling price change to a major EMS segment customer reduced second quarter and year-to-date fiscal year 2008 net sales by approximately $32.1 million and $65.3 million, respectively. See the discussion below for more information on this selling price change. For both the second quarter and year-to-date period of fiscal year 2008 as compared to the prior year same period, increased sales to customers in the medical, industrial control, and public safety industries more than offset decreased sales to customers in the automotive industry driven by declines in the domestic automotive market.

Open orders at December 31, 2007 also increased due to the Reptron acquisition. Due to the contract nature of the Company's business, open orders at a point in time may not be indicative of future sales trends.

The EMS segment recorded a loss from continuing operations of $2.1 million for the second quarter of fiscal year 2008, inclusive of $0.1 million of after-tax restructuring expense, compared to income from continuing operations of $0.4 million in the second quarter of fiscal year 2007.

Beginning in the third quarter of fiscal year 2007, gross profit as a percent of net sales was favorably impacted by a reduction in the pricing of select raw material which is purchased from Bayer AG and affiliates, a major customer within the EMS segment. The selling price of the finished product back to Bayer AG and affiliates was likewise reduced by an amount equal to the material price reduction. While there was no impact to the second quarter or year-to-date fiscal year 2008 gross profit dollars, net income, or net cash flows related to this pricing change, EMS segment gross profit as a percent of net sales increased and SG&A as a percent of net sales increased by a similar percentage. This relationship with Bayer AG and affiliates was part of an acquisition completed in the fourth quarter of fiscal year 2006.

Second quarter fiscal year 2008 gross profit as a percent of net sales was flat compared to the prior year. Offsetting the positive impact of the customer pricing adjustment discussed above, second quarter fiscal year 2008 gross profit was negatively impacted by excess capacity costs and inefficiencies associated with the closure of two facilities and the related transfer of production to other facilities within this segment. Gross profit was also negatively impacted by a shift in product mix to lower margin product as several higher margin products have reached end of life.

Fiscal year 2008 second quarter SG&A increased in both dollars and as a percent of net sales when compared to the prior year. In addition to the above-mentioned impact of the customer price adjustment on SG&A as a percent of net sales, the incremental SG&A expenses of the fiscal year 2007 Reptron acquisition also contributed to the SG&A increase as a percent of net sales and in absolute dollars. This segment also had increased investments in business development resources during the second quarter of fiscal year 2008 as compared to the second quarter of fiscal year 2007.

The second quarter fiscal year 2008 net loss in the EMS segment's start-up China facility was improved slightly from the net loss incurred in the second quarter of fiscal year 2007, both of which approximated $0.02 per Class B diluted share. The China facility has received several new orders from multiple customers.

The EMS segment recorded a loss from continuing operations of $1.3 million for the six months ended December 31, 2007, inclusive of $0.1 million of after-tax restructuring expense, compared to a loss from continuing operations of $0.1 million, inclusive of $0.1 million of after-tax restructuring expense, for the six months ended December 31, 2006.

Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2007	2006	2007	2006

Bayer AG affiliated sales as a percent of consolidated net sales	10%	22%	10%	20%
Bayer AG affiliated sales as a percent of EMS segment net sales	20%	44%	20%	40%

In January 2007, Bayer AG sold its diagnostics unit to Siemens AG, and thus a portion of the Company's net sales which were formerly to Bayer AG affiliates in fiscal year 2007 are now to Siemens AG. Net sales to Bayer AG affiliates for the fiscal year 2008 second quarter and fiscal year-to-date 2008 were also impacted as a result of the Company's aforementioned selling price reduction to Bayer AG affiliates which was offset by an equal reduction in the material cost. The Company also continues to focus on diversification of the EMS segment customer base.

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

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, the contract nature of this industry, unexpected integration issues with acquisitions, successful execution of restructuring actions, and the importance of sales to large customers. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Liquidity and Capital Resources

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings under credit facilities decreased from $80.4 million at June 30, 2007 to $56.6 million at December 31, 2007 primarily related to the cash outflow of $24.8 million for the repurchase of Class B shares under the share repurchase program.

Working capital at December 31, 2007 was $183.1 million compared to working capital of $198.6 million at June 30, 2007. The current ratio was 1.6 at December 31, 2007 and 1.8 at June 30, 2007.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO), for the first half of fiscal year 2008 increased to 46.1 from 43.0 for the first half of fiscal year 2007. The Company defines DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the first half of fiscal year 2008 increased to 57.6 from 55.4 for the first half of fiscal year 2007. The Company defines PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.

Operating activities generated $29.8 million of cash flow in the first six months of fiscal year 2008 compared to $29.1 million in the first six months of fiscal year 2007. In the first half of fiscal year 2008, the Company reinvested $19.6 million into capital investments for the future primarily for manufacturing equipment and facility improvements. Financing cash flow activities for the first six months of fiscal year 2008 included $24.8 million for the repurchase of Class B shares under the share repurchase program and $12.0 million in dividend payments which remained flat with the first half of fiscal year 2007.

The Company does not disclose discontinued operations separately from continuing operations in the Consolidated Statements of Cash Flows. However, for clarity purposes, the Company does separately disclose the adjustment to net income for the loss on disposal of discontinued operations in cash flows from operating activities.

The Company has a credit facility which expires in March 2008 for its electronics operation in Wales, UK, which allows for multi-currency borrowings up to 2 million Sterling equivalent (approximately $4 million US dollars at current exchange rates) and is available to cover bank overdrafts. Bank overdrafts may be deemed necessary to satisfy short-term cash needs rather than funding from intercompany sources. At June 30, 2007, as collateral subject to lien, this facility required 3 million Euro (approximately $4 million US dollars) to be held as restricted cash which was classified as other long-term assets on the Company's balance sheet. The restricted cash is no longer required as collateral. Thus the restricted cash was reclassified to cash and cash equivalents on the Company's balance sheet as of December 31, 2007. At December 31, 2007, the Company had $1.2 million US dollar equivalent of Sterling-denominated short-term borrowings outstanding under the overdraft facility. At June 30, 2007, the Company had $3.0 million US dollar equivalent of Sterling-denominated short-term borrowings outstanding under the overdraft facility.

The Company also maintains a $75 million credit facility which expires in May 2009 that allows for both issuances of letters of credit and cash borrowings. At December 31, 2007, the Company had $29.1 million of short-term borrowings outstanding under this credit facility. The outstanding balance consisted of $20.5 million for a Euro currency borrowing which provides a natural currency hedge against Euro denominated intercompany notes between the US parent and the Euro functional currency subsidiaries, and the other $8.6 million borrowing funded short-term cash needs. The Company also had letters of credit against the credit facility. Total availability to borrow under the credit facility was $31.7 million at December 31, 2007. At June 30, 2007, the Company had $18.9 million of short-term borrowings outstanding under the credit facility.

The $75 million credit facility also provides an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent. The credit facility requires the Company to comply with certain debt covenants including debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at December 31, 2007.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the Company's credit facilities will be sufficient in fiscal year 2008 and the foreseeable future for working capital needs, dividends, and for funding investments in the Company's future, including potential acquisitions. The Company's primary source of funds is its ability to generate cash from operations to meet its liquidity obligations, which could be affected by factors such as a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. The Company's secondary source of funds is its credit facilities, one of which is contingent on complying with certain debt covenants. The Company does not expect the covenants to limit or restrict its ability to borrow on the facility in fiscal year 2008. The Company anticipates maintaining a strong liquidity position for the next twelve months. The Company does not expect the absence of cash flows from discontinued operations to have a material effect on future liquidity and capital resources.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the Company's summary of contractual obligations under the caption "Contractual Obligations" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the year ended June 30, 2007, other than the change disclosed under the caption "Contractual Obligations" in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At December 31, 2007 and June 30, 2007, the reserve for returns and allowances was $3.1 million and $3.2 million, respectively. Over the past two years, the returns and allowances reserve has been approximately 2% of gross trade receivables.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at December 31, 2007 and June 30, 2007 was $1.0 million and $1.2 million, respectively, and over the past two years, this reserve has approximated 1% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 20% and 18% of consolidated inventories at December 31, 2007 and June 30, 2007, respectively, including approximately 89% and 86% of the Furniture segment inventories at December 31, 2007 and June 30, 2007, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At December 31, 2007 and June 30, 2007, the Company's accrued liabilities for self-insurance exposure were $7.3 million and $7.0 million, respectively, excluding immaterial amounts held in a voluntary employees' beneficiary association (VEBA) trust.

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

Goodwill - Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the Company compares the carrying value of the reporting unit to an estimate of the reporting unit's fair value. If the estimated fair value is less than the carrying value, goodwill is impaired and will be written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. At December 31, 2007 and June 30, 2007, the Company's goodwill totaled, in millions, $15.3 and $15.5, respectively. Goodwill impairment of $0.2 million was recorded during the six-month period ended December 31, 2007 related to terminated business in conjunction with the consolidation of the EMS segment Hibbing, Minnesota operation.

New Accounting Standards

See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.

Forward-Looking Statements

Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "estimates," "projects," "expects," "anticipates," "forecasts," and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, general economic conditions, significant volume reductions from key contract customers, loss of key customers or suppliers within specific industries, availability or cost of raw materials, increased competitive pricing pressures reflecting excess industry capacities, foreign currency exchange rate fluctuations, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2007, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]

Month #1 (October 1-October 31, 2007)	--	$ --	--	2,000,000
Month #2 (November 1-November 30, 2007)	--	--	--	2,000,000
Month #3 (December 1-December 31, 2007)	--	--	--	2,000,000

Total	--	$ --	--

[1] The share repurchase program authorized by the Board of Directors was announced on October 16, 2007.  The program allows for the repurchase of up to 2 million of any combination of Class A or Class B shares and will remain in effect until all shares have been repurchased.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Share Owners was held on October 16, 2007. The Board of Directors was elected in its entirety, based on the following election results:

Nominees as Directors by Holders of Class A Common Stock	Votes For*	Votes Withheld
Douglas A. Habig	10,894,606	97,736
James C. Thyen	10,440,178	552,164
Ronald J. Thyen	10,885,134	107,208
John T. Thyen	10,806,955	185,387
Christine M. Vujovich	10,891,814	100,528
Polly B. Kawalek	10,887,774	104,568
Harry W. Bowman	10,888,846	103,496
Geoffrey L. Stringer	10,888,846	103,496

Broker non-votes totaled 13,886 for each of the above nominees as Directors.
*Votes for nominees as Directors by holders of Class A Common Stock represented an average of 93% of the total 11,630,871 Class A shares outstanding and eligible to vote.

Nominee as Director by Holders of Class B Common Stock	Votes For**	Votes Withheld
Dr. Jack R. Wentworth	23,508,732	257,379
Broker non-votes totaled 1,499,717 for the above nominee as Director.
**Votes for nominee as Director by holders of Class B Common Stock represented 89% of the total 26,457,169 Class B shares outstanding and eligible to vote.

Item 6.  Exhibits

    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(3(a))  Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended June 30, 2007)

(3(b))  Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 16, 2007)

(10(a))  Summary of Director and Named Executive Officer Compensation

(10(b))  Second Amendment to Credit Agreement dated as of December 7, 2007, by and among the Company, The Lenders Party Thereto and JPMorgan Chase

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
February 5, 2008

By:	/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
February 5, 2008

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended June 30, 2007)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 16, 2007)
10(a)	Summary of Director and Named Executive Officer Compensation
10(b)	Second Amendment to Credit Agreement dated as of December 7, 2007, by and among the Company, The Lenders Party Thereto and JPMorgan Chase
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002