Form 10-Q
period 2008-03-31
KIMBALL INTERNATIONAL INC
filed 2008-05-07
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ___                                                                                        Accelerated filer   X
Non-accelerated filer (Do not check if a smaller reporting company) Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The number of shares outstanding of the Registrant's common stock as of April 22, 2008 was:
Class A Common Stock - 11,680,078 shares
Class B Common Stock - 25,266,897 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	March 31,	June 30,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$ 30,628	$ 35,027
Short-term investments	50,611	67,350
Receivables, net of allowances of $1,124 and $1,477, respectively	178,279	172,190
Inventories	159,531	135,901
Prepaid expenses and other current assets	38,835	34,348
Assets held for sale	1,454	3,032
Total current assets	459,338	447,848
Property and Equipment, net of accumulated depreciation of $334,607 and
$320,889, respectively	183,249	173,800
Capitalized Software, net of accumulated amortization of $64,037 and
$58,626 , respectively	13,464	18,763
Goodwill	15,357	15,518
Other Assets	36,827	38,812
Total Assets	$ 708,235	$ 694,741
LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 550	$ 5,515
Accounts payable	171,746	150,409
Borrowings under credit facilities	38,759	21,968
Dividends payable	6,947	7,031
Accrued expenses	66,027	64,314
Total current liabilities	284,029	249,237
Other Liabilities:
Long-term debt, less current maturities	512	832
Deferred income taxes and other	16,925	17,224
Total other liabilities	17,437	18,056
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized
14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized
28,657,000 shares issued	1,433	1,433
Additional paid-in capital	14,234	14,568
Retained earnings	472,155	480,863
Accumulated other comprehensive income	11,455	3,395
Less: Treasury stock, at cost
Class A - 2,688,000 and 2,733,000 shares, respectively	(46,543)	(47,536)
Class B - 3,390,000 and 1,761,000 shares, respectively	(46,683)	(25,993)
Total Share Owners' Equity	406,769	427,448
Total Liabilities and Share Owners' Equity	$ 708,235	$ 694,741
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net Sales	$ 332,091	$ 311,582	$ 1,013,822	$ 948,629
Cost of Sales	276,018	251,227	823,289	756,228
Gross Profit	56,073	60,355	190,533	192,401
Selling, General and Administrative Expenses	55,816	55,589	175,490	168,445
Restructuring Expense	3,958	648	4,902	1,265
Operating Income (Loss)	(3,701)	4,118	10,141	22,691
Other Income (Expense):
Interest income	741	1,263	2,328	4,269
Interest expense	(612)	(275)	(1,532)	(736)
Non-operating income	496	1,988	3,400	5,181
Non-operating expense	(360)	(225)	(1,282)	(646)
Other income, net	265	2,751	2,914	8,068
Income (Loss) from Continuing Operations Before Taxes on Income	(3,436)	6,869	13,055	30,759
Provision (Benefit) for Income Taxes	(2,547)	2,481	3,142	11,928
Income (Loss) from Continuing Operations	(889)	4,388	9,913	18,831
Loss from Discontinued Operations, Net of Tax	-0-	(572)	(124)	(4,140)
Net Income (Loss)	$ (889)	$ 3,816	$ 9,789	$ 14,691

Earnings (Loss) Per Share of Common Stock:
Basic Earnings (Loss) Per Share from Continuing Operations:
Class A	$ (0.02)	$ 0.11	$ 0.27	$ 0.48
Class B	$ (0.02)	$ 0.12	$ 0.27	$ 0.49
Diluted Earnings (Loss) Per Share from Continuing Operations:
Class A	$ (0.02)	$ 0.10	$ 0.26	$ 0.47
Class B	$ (0.02)	$ 0.11	$ 0.27	$ 0.48
Basic Earnings (Loss) Per Share:
Class A	$ (0.02)	$ 0.09	$ 0.26	$ 0.37
Class B	$ (0.02)	$ 0.10	$ 0.26	$ 0.38
Diluted Earnings (Loss) Per Share:
Class A	$ (0.02)	$ 0.09	$ 0.26	$ 0.36
Class B	$ (0.02)	$ 0.10	$ 0.26	$ 0.38

Dividends Per Share of Common Stock:
Class A	$ 0.155	$ 0.155	$ 0.465	$ 0.465
Class B	$ 0.160	$ 0.160	$ 0.480	$ 0.480

Average Number of Shares Outstanding
Class A and B Common Stock:
Basic	36,942	38,791	37,167	38,567
Diluted	36,942	39,454	37,662	39,267
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Nine Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$ 9,789	$ 14,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,513	28,868
Gain on sales of assets	(439)	(576)
Loss on disposal of discontinued operations	-0-	1,600
Restructuring and exit costs	1,963	749
Deferred income tax and other deferred charges	(6,813)	(1,483)
Stock-based compensation	3,312	3,591
Excess tax benefits from stock-based compensation	(9)	(1,095)
Change in operating assets and liabilities:
Receivables	7,794	(1,373)
Inventories	(15,796)	(1,139)
Other current assets	351	3,548
Accounts payable	6,884	(10,755)
Accrued expenses	(3,588)	(12,012)
Net cash provided by operating activities	32,961	24,614
Cash Flows From Investing Activities:
Capital expenditures	(33,482)	(28,892)
Proceeds from sales of assets	5,066	2,397
Proceeds from disposal of discontinued operations	-0-	721
Payments for acquisitions	(4,566)	(50,815)
Purchase of capitalized software and other assets	(645)	(911)
Purchases of available-for-sale securities	(19,733)	(78,948)
Sales and maturities of available-for-sale securities	42,137	140,270
Other, net	-0-	(658)
Net cash used for investing activities	(11,223)	(16,836)
Cash Flows From Financing Activities:
Payments on revolving credit facility	(4,445)	(4,442)
Proceeds from revolving credit facility	-0-	1,270
Net change in other credit facilities	18,383	(840)
Payments on capital leases and long-term debt	(853)	(396)
Repurchases of common stock	(24,844)	-0-
Dividends paid to share owners	(17,849)	(18,269)
Excess tax benefits from stock-based compensation	9	1,095
Proceeds from exercise of stock options	-0-	6,593
Other, net	-0-	(51)
Net cash used for financing activities	(29,599)	(15,040)
Effect of Exchange Rate Change on Cash and Cash Equivalents	3,462	757
Net Decrease in Cash and Cash Equivalents	(4,399)	(6,505)
Cash and Cash Equivalents at Beginning of Period	35,027	64,857
Cash and Cash Equivalents at End of Period	$ 30,628	$ 58,352
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$ 7,603	$ 11,258
Interest	$ 1,513	$ 598
Supplemental Information
--Fiscal year 2008 year-to-date cash paid for acquisitions consists of current year payments to redeem the remaining bonds from the prior year acquisition of Reptron Electronics, Inc. ("Reptron") of $4.6 million. Fiscal year 2007 year-to-date cash paid for acquisitions consists of payments for the fiscal year 2007 acquisition of Reptron of $46.1 million and the fiscal year 2006 acquisition of the Bridgend, Wales, UK, operation of $4.7 million.
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

Certain prior year information has been reclassified to conform to the current year presentation.

Goodwill and Purchased Intangible Assets:

A summary of goodwill by segment is as follows:

	March 31,	June 30,
	2008	2007
(Amounts in Thousands)
Furniture	$ 1,733	$ 1,733
Electronic Manufacturing Services	13,624	13,785
Consolidated	$15,357	$ 15,518

In the Electronic Manufacturing Services (EMS) segment, goodwill decreased in the aggregate by, in thousands, $161 during the nine months ended March 31, 2008 due to a $172 decrease for impairment related to terminated business in conjunction with the consolidation of a Hibbing, Minnesota, operation, a $165 decrease due to an adjustment to estimated employee transition pay related to the consolidation of a Gaylord, Michigan, operation, and a $90 decrease to adjust liabilities estimated as of the date of the Reptron acquisition, offset by a $63 increase related to tax provision adjustments for activity prior to the Reptron acquisition and a $203 increase due to the effect of changes in foreign currency exchange rates.  Goodwill impairment was calculated based upon the cessation of cash flows for the business activities not continuing after the facility consolidation.  The goodwill related to the Hibbing business activities continuing after the facility consolidation was transferred to the EMS reporting units which are receiving the business.

A summary of purchased intangible assets subject to amortization by segment is as follows:

	March 31,	June 30,
	2008	2007
(Amounts in Thousands)
Furniture:
Cost	$ 1,160	$ 1,160
Accumulated Amortization	(210)	(210)
Purchased Intangible Assets, net	$ 950	$ 950
Electronic Manufacturing Services:
Cost	$ 937	$ 937
Accumulated Amortization	(208)	(65)
Purchased Intangible Assets, net	$ 729	$ 872
Consolidated Purchased Intangible Assets, net	$ 1,679	$ 1,822

Purchased intangible assets in the Furniture segment consist of capitalized product rights to produce and sell certain products.  Purchased intangible assets in the Electronic Manufacturing Services segment consist of a customer relationship intangible asset.

Amortization expense related to purchased intangible assets was, in thousands, $45 and $143, respectively, during the quarter and year-to-date periods ended March 31, 2008. Amortization expense related to purchased intangible assets was, in thousands, $24 and $44, respectively, during the quarter and year-to-date periods ended March 31, 2007.  Amortization expense in future periods is expected to be, in thousands, $39 for the remainder of fiscal year 2008, and $335, $305, $283, and $262 in the four years ending June 30, 2012, and $455 thereafter.  When placed in service, the amortization period for product rights is expected to be 5 years.  The amortization period for the customer relationship intangible asset is 16 years.

The cost of capitalized software and accumulated amortization are disclosed on the Condensed Consolidated Balance Sheets and are further discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Effective Tax Rate:

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates.  Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.  The Company is estimating that the annual effective tax rate from continuing operations for fiscal year 2008 will be lower than the prior year primarily due to the mix of pre-tax income among the tax jurisdictions in which the Company operates which have varying effective tax rates.

New Accounting Standards:

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 will be effective as of the Company's third quarter of fiscal year 2009. The Company is currently evaluating the financial statement disclosures required under FAS 161.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (FAS 141(R)). FAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. FAS 141(R) also broadens the definition of a business combination and expands disclosures related to business combinations. FAS 141(R) will be applied prospectively to business combinations occurring after the beginning of the Company's fiscal year 2010, except that business combinations consummated prior to the effective date must apply FAS 141(R) income tax requirements immediately upon adoption. The Company is currently evaluating the impact of FAS 141(R) on its financial position, results of operations, and cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is only applicable to existing accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The standard, as originally issued, was to be effective as of the beginning of the Company's fiscal year 2009. With the issuance in February 2008 of FSP FAS 157-2, Effective Date of FASB Statement No. 157, the FASB approved a one-year deferral to the beginning of the Company's fiscal year 2010 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. In addition, the FASB has excluded leases from the scope of FAS 157 with the issuance of FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FAS 157 will be applied prospectively. The Company is currently evaluating the impact of FAS 157 on its financial position, results of operations, and cash flows, but cannot reasonably estimate the impact of adoption of this statement at this time.

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

Note 2. Inventories

Inventory components of the Company were as follows:

	March 31,	June 30,
	2008	2007
(Amounts in Thousands)
Finished Products	$ 38,382	$ 34,577
Work-in-Process	18,216	15,162
Raw Materials	120,503	102,584
Total FIFO Inventory	$177,101	$152,323
LIFO Reserve	(17,570)	(16,422)
Total Inventory	$159,531	$135,901

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to Share Owners. Comprehensive income, shown net of tax if applicable, for the three and nine-month periods ended March 31, 2008 and 2007 is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
(Amounts in Thousands)
Net income (loss)			$ (889)			$ 3,816
Other comprehensive income (loss):
Foreign currency translation adjustments	$ 4,608	$ --	$ 4,608	$ 594	$ --	$ 594
Postemployment severance actuarial change	261	(104)	157	--	--	--
Other fair value changes:
Investments	652	(260)	392	38	(15)	23
Derivatives	(2,768)	1,014	(1,754)	265	23	288
Reclassification to earnings:
Investments	(32)	13	(19)	8	(3)	5
Derivatives	1,084	(387)	697	(600)	159	(441)
Amortization of prior service costs	71	(28)	43	--	--	--
Amortization of actuarial change	(20)	8	(12)	--	--	--
Other comprehensive income	$ 3,856	$ 256	$ 4,112	$ 305	$ 164	$ 469
Total comprehensive income			$ 3,223			$ 4,285

	Nine Months Ended			Nine Months Ended
	March 31, 2008			March 31, 2007
	Pre-tax	Tax	Net	Pre-tax	Tax	Net
(Amounts in Thousands)
Net income			$ 9,789			$ 14,691
Other comprehensive income (loss):
Foreign currency translation adjustments	$ 9,226	$ --	$ 9,226	$ 2,478	$ --	$ 2,478
Postemployment severance actuarial change	78	(31)	47	--	--	--
Other fair value changes:
Investments	1,629	(649)	980	312	(124)	188
Derivatives	(5,485)	2,026	(3,459)	1,590	(477)	1,113
Reclassification to earnings:
Investments	(121)	48	(73)	43	(17)	26
Derivatives	1,835	(620)	1,215	(925)	328	(597)
Amortization of prior service costs	214	(85)	129	--	--	--
Amortization of actuarial change	(8)	3	(5)	--	--	--
Other comprehensive income	$ 7,368	$ 692	$ 8,060	$ 3,498	$ (290)	$ 3,208
Total comprehensive income			$ 17,849			$ 17,899

Accumulated other comprehensive income balances, net of tax effects, were as follows:

	March 31,	June 30,
	2008	2007
(Amounts in Thousands)
Foreign currency translation adjustments	$ 13,991	$ 4,765
Unrealized gain (loss) from:
Investments	726	(181)
Derivatives	(2,110)	134
Postemployment benefits:
Net actuarial gain	42	--
Prior service costs	(1,194)	(1,323)
Accumulated other comprehensive income	$ 11,455	$ 3,395

Note 4. Segment Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. The EMS segment focuses on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The EMS segment currently sells primarily to customers in the medical, automotive, industrial controls, and public safety industries. The EMS segment, formerly named the Electronic Contract Assemblies segment, was renamed to more accurately reflect the focus of the segment.  There was no financial statement impact from this name change.  Intersegment sales are insignificant.

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

	For the				For the
	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2008		2007		2008		2007
(Amounts in Thousands)
Net Sales:
Furniture	$151,031		$146,234		$ 477,353		$460,730
Electronic Manufacturing Services	181,060		165,348		536,469		487,899
Consolidated	$332,091		$311,582		$1,013,822		$948,629

Income (Loss) from Continuing Operations:
Furniture	$ 1,237		$ 2,024		$ 12,119		$ 14,220
Electronic Manufacturing Services	(2,236)		1,223		(3,559)		1,075
Unallocated Corporate and Eliminations	110		1,141		1,353		3,536
Consolidated	$ (889)	[1]	$ 4,388	[2]	$ 9,913	[1]	$ 18,831	[2]

	March 31,	June 30,
	2008	2007
(Amounts in Thousands)
Total Assets:
Furniture	$232,179	$224,325
Electronic Manufacturing Services	391,616	358,715
Unallocated Corporate and Eliminations [3]	84,440	111,701
Consolidated	$708,235	$694,741

[1] Income (Loss) from Continuing Operations includes after-tax restructuring charges, in thousands, of $2,380 and $2,948 in the three and nine months ended March 31, 2008, respectively.  The Furniture segment recorded, in the three and nine months ended March 31, 2008, in thousands, $900 and $1,174, respectively, of after-tax restructuring charges.  The EMS segment recorded, in thousands, $1,330 and $1,463 in the three and nine months ended March 31, 2008, respectively, of after-tax restructuring charges.  Unallocated Corporate and Eliminations recorded in the three and nine months ended March 31, 2008, in thousands, $150 and $311, respectively, of after-tax restructuring charges.  See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.  The EMS segment also recorded $0.7 million of after-tax income in the nine months ended March 31, 2008 received as part of a Polish offset credit program for investments made in the Company's Poland operation.

[2] Income (Loss) from Continuing Operations includes after-tax restructuring charges, in thousands, of $390 and $761 in the three and nine months ended March 31, 2007, respectively.  The Furniture segment recorded, in the three and nine months ended March 31, 2007, in thousands, $349 and $635, respectively, of after-tax restructuring charges.  The EMS segment recorded, in the three and nine months ended March 31, 2007, in thousands, $0 and $57, respectively, of after-tax restructuring charges.  Unallocated Corporate and Eliminations recorded, in thousands, $41 and $69 in the three and nine months ended March 31, 2007, respectively, of after-tax restructuring charges.  See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

[3] Significant reduction of Unallocated Corporate and Eliminations total assets was primarily a reduction of cash and investments as a result of share repurchases during the quarter ended September 30, 2007.

Sales by Product Line:

Net sales to external customers by product line within the Furniture segment were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Amounts in Thousands)	2008	2007	2008	2007
Net Sales:
Furniture
Branded Furniture	$151,031	$145,097	$477,353	$449,671
Contract Private Label Products [4]	--	1,137	--	11,059
Total	$151,031	$146,234	$477,353	$460,730

[4] The Net Sales decline in Contract Private Label Products was the result of the exit of this product line.

Note 5. Commitments and Contingent Liabilities

Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of March 31, 2008, the Company had a maximum financial exposure from unused standby letters of credit totaling $15.0 million.  The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements.  Accordingly, no liability has been recorded as of March 31, 2008 with respect to the standby letters of credit.  The Company also enters into commercial letters of credit to facilitate payment to vendors and from customers.

The Company estimates product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the nine months ended March 31, 2008 and 2007 were as follows:

	Nine Months Ended March 31,
	2008	2007
(Amounts in Thousands)
Product Warranty Liability at the beginning of the period	$ 2,147	$ 2,127
Accrual for warranties issued	334	645
Reductions related to pre-existing warranties (including changes in estimates)	(65)	(2)
Settlements made (in cash or in kind)	(691)	(586)
Product Warranty Liability at the end of the period	$ 1,725	$ 2,184

Note 6. Restructuring Expense

In an effort to improve profitability and increase shareowner value while remaining committed to its business model of being market driven and customer centered, during the third quarter of fiscal year 2008, the Company approved a restructuring plan designed to more appropriately align its workforce in a changing business environment.  Within the Company's EMS segment, the restructuring activities include realigning engineering and technical resources closer to the customer and streamlining administrative and sales processes.  Within the Company's Furniture segment, the restructuring activities include realigning information technology and procurement resources closer to the customer and streamlining administrative and sales processes to drive further synergies afforded by the recent alignment of the sales and manufacturing functions within this segment.  The plan also includes reducing corporate personnel costs to more properly align with the overall sales mix change within the Company.  The Company expects total pre-tax restructuring expenses of $2.8 million, consisting of employee severance and transition costs of approximately $2.4 million and other restructuring expenses of $0.4 million.  On a segment basis, the Company expects total pre-tax restructuring expenses of $1.6 million in the Furniture segment, consisting of employee severance and transition costs of approximately $1.2 million and other restructuring expenses of $0.4 million.  The Company expects total pre-tax restructuring expenses for employee severance and transition costs of approximately $1.0 million in the EMS segment and $0.2 million in Unallocated Corporate. The plan is expected to be primarily complete by June 30, 2008 with a few activities occurring in the first half of fiscal year 2009.

With the Reptron acquisition, the Company recognized it would have excess capacity in North America.  Management developed a plan as of the acquisition date to consolidate capacity within the acquired facilities.  Based on a review of future growth potential in various geographies and input from existing customers regarding future capacity needs, during the fourth quarter of fiscal year 2007, the Company finalized a restructuring plan within the EMS segment to exit the facility located in Gaylord, Michigan, and transfer the business to several of the Company's other EMS facilities.  The Company ceased production at the facility during the second quarter of fiscal year 2008.  Excess equipment was sold during the third quarter of fiscal year 2008, and the Gaylord facility is classified as held for sale. The Company expects to recognize minimal future charges related to ongoing facility maintenance expenses.  The Company expects total pre-tax restructuring costs to be approximately $1.7 million, including $0.7 million related to employee severance and transition costs which were recognized as a purchase price allocation adjustment, not impacting earnings, and asset impairment of $0.6 million and $0.4 million related to inventory transfers and post-closing activities, impacting earnings as the costs are incurred.  Subsequent to this decision, during the second quarter of fiscal year 2008, the Company approved a restructuring plan to further consolidate its EMS facilities that will result in the exit of a manufacturing facility located in Hibbing, Minnesota, which was also one of the facilities acquired in the acquisition of Reptron.  A majority of the Hibbing business is expected to transfer to several of the Company's worldwide EMS facilities.  The leased facility will be exited, and some of the equipment will be sold.  The Company expects to cease production at the facility during the fourth quarter of fiscal year 2008 and complete all restructuring activities by the second quarter of fiscal year 2009.  The Company expects total pre-tax restructuring charges, most of which are expected to be recognized during fiscal year 2008, to be approximately $1.8 million, including $0.5 million related to employee severance and transition costs, asset and goodwill impairment of $0.4 million, lease exit costs of $0.4 million, and other restructuring costs of $0.5 million.

As a result of excess capacity in North America, during the third quarter of fiscal year 2006, the Company approved a restructuring plan within the EMS segment to exit a manufacturing facility located in Northern Indiana. As part of this restructuring plan, the production for select programs was transferred to other locations within this segment. Operations at this facility ceased in the Company's first quarter of fiscal year 2007, and the remaining facility was sold during the third quarter of fiscal year 2008. Total pre-tax restructuring charges related to this plan were $1.4 million, consisting of employee transition costs of $0.7 million, acceleration of software amortization of $0.4 million, acceleration of plant, property, and equipment depreciation of $0.1 million, and other restructuring costs of $0.4 million partially offset by $0.2 million for gains on the sale of equipment net of other asset impairment.

As part of the Company's plan to sharpen focus and simplify business processes within the Furniture segment, the Company announced during the first quarter of fiscal year 2006, a plan which included consolidation of administrative, marketing, and business development functions to better serve the segment's primary markets. The plan includes accelerating amortization through fiscal year 2008 on a portion of the Company's Enterprise Resource Planning (ERP) software.  During the first quarter of fiscal year 2006, capitalized software costs related to the ERP software that was not yet placed in service were abandoned and recognized as impaired. A portion of the ERP software is currently being evaluated for redesign.  Restructuring charges related to ERP software impairment, accelerated amortization, employee severance, and other consolidation costs are recorded on the Restructuring Expense line item of the Company's Condensed Consolidated Statements of Income. The plan also included the sale of a forest products hardwood lumber business and a business unit which produced fixed-wall furniture systems. Losses on the sale of these business units were recognized in fiscal year 2006 as discontinued operations.  The Company estimates total pre-tax charges under the plan, when complete, to be approximately $17.1 million, including the pre-tax loss on the sale of business operations and other impairment of $11.1 million which was recorded as discontinued operations, and restructuring charges for plant, property, and equipment impairment of $0.6 million, software impairment of $2.8 million, acceleration of software amortization of $2.2 million, and employee severance costs of $0.4 million.

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

  Fiscal Year 2008 Restructuring Charges:

As a result of the fiscal year 2008, 2007, and 2006 restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $4.0 million and $4.9 million in the three and nine months ended March 31, 2008, respectively. Within the Furniture segment, the Company recognized pre-tax restructuring expense of $1.6 million and $2.0 million in the three and nine months ended March 31, 2008, respectively, which included restructuring charges of $1.1 million and $1.1 million for employee severance costs, $0.3 million and $0.7 million for accelerated software amortization, and $0.2 million and $0.2 million for plant, property, and equipment impairment.  Within the EMS segment, the Company recognized pre-tax restructuring expense of $2.2 million and $2.4 million in the three and nine months ended March 31, 2008, respectively, which included restructuring charges of $1.4 million and $1.4 million for employee severance costs, $0.7 million and $0.7 million for plant, property, and equipment impairment, zero and $0.2 million for goodwill impairment, and $0.1 million and $0.1 million for other restructuring costs.  Within Unallocated Corporate, the Company recognized $0.2 million and $0.5 million pre-tax restructuring expense in the three and nine months ended March 31, 2008, respectively, which included restructuring charges of $0.2 million and $0.2 million for employee severance costs, zero and $0.2 million for asset impairment, and zero and $0.1 million for other restructuring costs.

  Fiscal Year 2007 Restructuring Charges:

As a result of the fiscal year 2006 restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $0.6 million and $1.3 million in the three and nine months ended March 31, 2007, respectively. Within the Furniture segment, the Company recognized pre-tax restructuring expense of $0.6 million and $1.1 million in the three and nine months ended March 31, 2007, respectively, which included restructuring charges of $0.2 million and $0.6 million for accelerated software amortization, $0.4 million and $0.4 million for plant, property, and equipment impairment, and zero and $0.1 million for employee transition and other costs. Within the EMS segment, the Company recognized no pre-tax restructuring charges in the three months ended March 31, 2007.  In the nine months ended March 31, 2007, the EMS segment recognized pre-tax restructuring expense of $0.1 million which included $0.3 million for employee transition costs and $0.1 million for accelerated software amortization which were partially offset by $0.3 million of gains on the sale of equipment net of other asset impairment.  Within Unallocated Corporate, the Company recognized minimal pre-tax restructuring expense in the three months ended March 31, 2007 and $0.1 million pre-tax restructuring expense in the nine months ended March 31, 2007 for other exit costs.

  Reserves:

At March 31, 2008, there was a $2.6 million restructuring liability relating to continuing operations remaining on the Condensed Consolidated Balance Sheet. The restructuring charge, utilization, and cash paid to date for the nine months ended March 31, 2008 were as follows:

	Transition and Other Employee Costs	Asset and Goodwill Write-downs	Plant Closure and Other Exit Costs	Total
(Amounts in Thousands)
Accrued Restructuring at June 30, 2007	$ 1,048	$ --	$ --	$ 1,048

Amounts Charged - Cash	$ 2,522	$ --	$ 230	$ 2,752
Amounts Charged - Non-Cash	187	1,963	--	2,150
Subtotal	$ 2,709	$ 1,963	$ 230	$ 4,902

Amounts Utilized / Cash Paid	(921)	(1,963)	(230)	(3,114)
Amounts Adjusted [1]	(275)	--	--	(275)
Accrued Restructuring at March 31, 2008	$ 2,561	$ --	$ --	$ 2,561

[1] An adjustment was made to the restructuring reserve established during fiscal year 2007 related to the purchase price allocation of the Reptron acquisition.  The adjustment reduced the goodwill balance of the acquired entity and has not been recognized as restructuring income.

Total Restructuring Charges Incurred to Date Since Announcement of Plans:

		Transition and Other Employee Costs	Asset and Goodwill Write-downs	Plant Closure and Other Exit Costs	Total
(Amounts in Thousands)
Electronic Manufacturing Services Segment	Q3, 2008 Plan	$ 968	$ --	$ --	$ 968
	Q2, 2008 Plan	381	360	--	741
	2007 Plan [2]	--	578	147	725
	2006 Plan	743	199	46	988
	Subtotal	$ 2,092	$ 1,137	$ 193	$ 3,422

Furniture Segment	Q3, 2008 Plan	$ 1,131	$ -	$ --	$ 1,131
	2006 Plan	432	5,466	(50)	5,848
	Subtotal	$ 1,563	$ 5,466	$ (50)	$ 6,979

Unallocated Corporate	Q3, 2008 Plan	$ 229	$ --	$ --	$ 229
	2007 Plan	--	--	9	9
	2006 Plan	--	156	290	446
	Subtotal	$ 229	$ 156	$ 299	$ 684

Consolidated		$ 3,884	$ 6,759	$ 442	$ 11,085

[2] In addition to the incurred charges to the EMS segment 2007 plan shown above, an additional $0.9 million increase in goodwill was recognized as an adjustment to the purchase price allocation of the Reptron acquisition and has not been charged to restructuring expense.

Note 7. Discontinued Operations

During the first quarter of fiscal year 2007, the Company approved a plan to exit the production of wood rear projection television (PTV) cabinets and stands within the Furniture segment, which affected the Company's Juarez, Mexico, operation. With the exit, the Company no longer has continuing involvement with the production of PTV cabinets and stands.  Production at the Juarez facility ceased during the second quarter of fiscal year 2007, and all inventory has been sold.  Miscellaneous wrap-up activities including disposition of remaining equipment were complete as of June 30, 2007.  Beginning in the quarter ended December 31, 2006, the year-to-date financial results associated with the Mexican operations in the Furniture segment were classified as discontinued operations, and all prior periods were restated.

The Company currently estimates pre-tax charges related to exit activities at the Juarez facility will be approximately $5.6 million, consisting of costs included in discontinued operations of approximately $1.6 million of property and equipment impairment and losses on sales, $1.1 million of transition and other employee costs, $0.4 million of lease exit costs, and $0.7 million of other exit costs, and included in continuing operations, $1.8 million of additional lease costs. As a result of this exit plan, the Company recognized within the Furniture segment an immaterial amount of pre-tax exit costs included in discontinued operations and $0.3 million and $0.9 million, respectively, of pre-tax lease and other exit costs included in continuing operations during the three and nine months ended March 31, 2008. Total pre-tax exit costs incurred to date since the announcement of the plan were $5.3 million, consisting of $3.8 million of costs included in discontinued operations and $1.5 million of costs included in continuing operations.  The Company utilized available market prices and management estimates to determine the fair value of impaired fixed assets.

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, this business has been classified as a discontinued operation, and its operating results and losses on disposal are presented on the Loss from Discontinued Operations, Net of Tax line of the Condensed Consolidated Statements of Income.

Operating results and losses on sales of discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
(Amounts in Thousands)
Net Sales of Discontinued Operations	$ --	$ --	$ --	$ 8,622

Operating Loss of Discontinued Operations	$ --	$ (859)	$ (78)	$ (4,943)
Benefit (Provision) for Income Taxes	--	144	(46)	1,849
Operating Loss of Discontinued Operations, Net of Tax	$ --	$ (715)	$ (124)	$ (3,094)

Gain (Loss) on Disposal of Discontinued Operations	$ --	$ 238	$ --	$ (1,600)
Benefit (Provision) for Income Taxes	--	(95)	--	554
Gain (Loss) on Disposal of Discontinued Operations, Net of Tax	$ --	$ 143	$ --	$ (1,046)

Loss from Discontinued Operations, Net of Tax	$ --	$ (572)	$ (124)	$ (4,140)

Note 8.  Assets Held for Sale

At March 31, 2008, in thousands, assets totaling $1,454 were classified as held for sale, comprised of a facility and land related to the Gaylord, Michigan, exited operation within the EMS segment. The assets were reported as unallocated corporate assets for segment reporting purposes. The Company expects to sell the facility and land during the next 12 months. Due to a decline in the market value of the EMS facility, the Company recognized a pre-tax impairment loss within the EMS segment, in thousands, of $310 during the quarter ended March 31, 2008, which was recorded in the Restructuring Expense line of the Company's Condensed Consolidated Statements of Income.

During the third quarter of fiscal year 2008, the Company sold the facility related to the Auburn, Indiana, exited operation within the EMS segment which totaled, in thousands, $2,534 that was previously classified as held for sale and reported as unallocated corporate assets for segment reporting purposes. The facility was sold with no resulting gain or loss as impairment, in thousands, of $157 was recorded in prior quarters of fiscal year 2008 on the Restructuring Expense line of the Company's Condensed Consolidated Statements of Income.

The Furniture segment recognized an immaterial loss in the third quarter of fiscal year 2008 on the sale of equipment previously classified as held for sale and, in thousands, a $149 pre-tax loss in the fiscal year-to-date period due to a decline in the market value of the held-for-sale manufacturing equipment. The pre-tax loss of $149 was the result of impairment charges and losses on the sales of equipment and was recorded, in thousands, as $109 in the Cost of Sales line and $40 in the Restructuring Expense line of the Company's Condensed Consolidated Statements of Income. As of March 31, 2008, no assets were classified as held for sale within the Furniture segment.

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

Note 9. Postemployment Benefits

The Company maintains severance plans for substantially all domestic employees which provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause.  The components of net periodic postemployment benefit cost applicable to the Company's severance plans were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
(Amounts in Thousands)
Service Cost	$ 42	$ --	$ 190	$ --
Interest Cost	18	--	81	--
Amortization of prior service costs	71	--	214	--
Amortization of actuarial change	(20)	--	(8)	--
Net periodic benefit cost	$111	$ --	$ 477	$ --

The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method.  Unusual or nonrecurring severance actions, such as those disclosed in Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements, are not estimable using actuarial methods and are expensed when incurred.

Note 10.  Income Taxes

The Company adopted the provisions of FIN 48 and FSP FIN 48-1 on July 1, 2007, the beginning of the Company's fiscal year. Upon the adoption of FIN 48 on July 1, 2007, the Company recognized a $5.8 million increase in the liability for unrecognized tax benefits. The increase was accounted for as a reduction to the July 1, 2007 balance of retained earnings in the amount of $0.7 million and an increase to deferred tax assets of $5.1 million.

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

The Company, or one of its wholly-owned subsidiaries, files U.S. federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2006. During the Company's fiscal year ended June 30, 2007, the Internal Revenue Service completed an examination of the U.S. federal tax returns for fiscal years ended June 30, 2004 and 2005 which the Company believes effectively settled those years. The Company is subject to various state and local income tax examinations by tax authorities for years after June 30, 2003 and various foreign jurisdictions for years after June 30, 2002. It is expected that the amount of unrecognized tax benefits will change in the next 12 months, however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

At March 31, 2008, the reserve for unrecognized tax benefits was $6.8 million.  There were no material changes in the liability for unrecognized tax benefits since the adoption of FIN 48.

Note 11.  Stock Compensation Plans

During the third quarter of fiscal year 2008, the Company awarded long-term performance shares to two key employees. These awards entitle the employees to receive shares of the Company's Class A common stock. Payouts under these awards are based upon the cash incentive payout percentages calculated under the Company's 2005 Profit Sharing Incentive Bonus Plan. The maximum potential shares issuable are 1,300 shares for both employees combined. The number of shares issued will be less if the maximum cash incentive payout percentages are not achieved. Long-term performance shares are based on five successive annual performance measurement periods, with each annual tranche having a grant date when economic profit tiers are established at the beginning of the applicable fiscal year and a vesting date at the end of the annual period. The grant date fair value per share for the first tranche of the long-term performance share awards granted March 1, 2008 was $9.74.

During the second quarter of fiscal year 2008, the Company granted 13,186 unrestricted shares of Class B common stock to non-employee directors at a grant date fair value of $174,000. The grant date fair value of unrestricted shares is based on the stock price of $13.16 at the date of the grant. During the second quarter of fiscal year 2008, the Company also awarded annual performance shares and long-term performance shares to a newly appointed officer. The maximum potential shares issuable are 3,525 shares. The contractual life is one year for the annual performance shares. Annual performance shares are based on fiscal year 2008 performance and vest after one year from issuance. The grant date fair value per share for the annual performance share award and the first tranche of the long-term performance share awards granted December 1, 2007 was $12.57.

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

No shares were repurchased during the third quarter of fiscal year 2008.

Note 13. Subsequent Events

Restructuring:

Subsequent to the third quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. As part of the plan, the Company will consolidate its EMS facilities located in Longford, Ireland; Bridgend, Wales; and Poznan into a new, larger facility in Poznan to accommodate the additional production space requirements for the products being transferred from the exited units and the expected future sales growth in both the automotive and medical markets. As a result, during the fourth quarter of fiscal year 2008, the Company signed a conditional agreement to sell the facility that houses its current Poland operation for approximately $24.0 million. The closing date for the transaction is expected to occur before the end of the Company's second quarter of fiscal year 2009. The Company expects to recognize a total pre-tax gain of approximately $18.0 million, of which $14.7 million is expected to be recognized in the Company's second quarter fiscal year 2009 results when the final agreement is executed and the remaining pre-tax gain of $3.3 million will be deferred over the approximately 43 months that the Company will lease back the facility. The proceeds on the sale of the Poland building and an expected tax benefit related to the exits will partially fund the consolidation activities. The Poland operation expects to start production of select product in the new facility during the first quarter of fiscal year 2010, with all production, including product transferred from Wales and Ireland, scheduled to be in the new facility by the end of the second quarter of fiscal year 2012.

Under the Ireland portion of the plan, production will cease and the relocation of appropriate inventory and equipment would be completed at the Ireland facility during the second quarter of fiscal year 2009. Employees will be terminated in stages as production is transferred. Miscellaneous wrap-up activities including disposition of remaining equipment are expected to be completed by the end of fiscal year 2009. The building for the Ireland operation is currently leased with the lease expiring during the fourth quarter of fiscal year 2009.

The Bridgend, Wales, facility portion of the plan will move production to the new Poland facility in phases, with the first move of production planned to occur during the third quarter of fiscal year 2009 and the final move of production planned to occur during the second quarter of fiscal year 2011. Employees will be terminated in stages as production is transferred, and it is expected that the remaining wrap-up activities will be complete by the end of the second quarter of fiscal year 2011. The building for the Wales operation is currently leased with the lease expiring during the fourth quarter of fiscal year 2012.

The Company currently estimates that the pre-tax charges related to the consolidation activities will be approximately $13.6 million, consisting of $12.2 million of severance and other employee costs, $0.6 million of lease exit costs, $0.4 million of property and equipment impairment, and $0.4 million of other exit costs. The majority of the restructuring charges will be recognized in the fourth quarter of fiscal year 2008, as most of the severance costs will be accrued at the date of the approval of the plan. These estimates exclude the estimated gain on the sale of the Poland building disclosed above. The pre-tax charges and gain discussed above will be transacted in a currency other than the USD and therefore may vary as exchange rates change.

Credit Facility:

Subsequent to the third quarter of fiscal year 2008, the Company replaced the $75 million credit facility with a $100 million credit facility which expires in April 2013. The $75 million credit facility provided an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent. Similarly, the $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to participating banks' consent. The $100 million credit facility requires, and the previous $75 million credit facility required, the Company to comply with certain debt covenants including interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at March 31, 2008.

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

Competitive pricing within the EMS segment and on select projects within the Furniture segment continues to put pressure on the Company's operating margins.
Increased upward pressure on commodity pricing is expected to be a challenge the Company will continue to address in the near term.
The Company currently has excess capacity at select operations.
  The Business and Institutional Furniture Manufacturer Association (BIFMA International) lowered its projection for growth in the office furniture industry and is currently projecting a year-over-year decline in the office furniture industry for calendar year 2008.

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

  Successful execution of the Company's restructuring plans is critical to the Company's future performance. The success of the restructuring initiatives is dependent on accomplishing the plans in a timely and effective manner. A critical component of the restructuring initiatives is transfer of production among facilities which is currently contributing to some manufacturing inefficiencies. The Company's restructuring plans are discussed in the Restructuring section below.

  A successful start-up of the EMS segment operation in China is critical for securing future customers for this recently constructed operation. The China facility has now completed three quarters of production and has received several new orders from multiple customers.

  Beginning in the third quarter of fiscal year 2007, the EMS segment was impacted by a reduction in the pricing of select raw material which is purchased from a major customer, Bayer AG and affiliates. The selling price of the finished product back to that customer has likewise been reduced by an amount equal to the material price reduction. While this had no impact on the year-over-year third quarter comparisons, this does impact the year-to-date comparisons. For fiscal year-to-date 2008 this pricing change reduced net sales and material cost by $65.3 million. Gross profit dollars were not impacted, but the consolidated fiscal year-to-date 2008 gross profit as a percent of net sales measure increased approximately 1% as a result of this pricing change. Selling, general, and administrative (SG&A) costs as a percent of net sales increased by a similar percentage. There was no impact to net income and net cash flows.

  The Company continues to have a strong balance sheet which includes a net cash position from an aggregate of cash, cash equivalents, and short-term investments, less short-term borrowings totaling $42.5 million at March 31, 2008. The Company's repurchase of Class B shares under a previously authorized share repurchase program contributed to the net cash position decline when compared to June 30, 2007.

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

To address these and other trends and events, the Company has taken, or continues to consider and take, the following actions:

  As end markets dictate, the Company is continually assessing excess capacity and developing plans to better utilize manufacturing operations, including shifting manufacturing capacity to lower cost venues as necessary. Subsequent to the third quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company presently has an operation in Poznan. As part of the plan, the Company will consolidate its EMS facilities located in Longford, Ireland; Bridgend, Wales; and Poznan into a new, larger facility in Poznan. The Company also approved restructuring plans to consolidate U.S. manufacturing facilities within the EMS segment as a result of excess capacity. The plans are discussed in more detail in the Restructuring section and the Subsequent Event section below.

  As part of the Company's diversification plan for the EMS segment, during the third quarter of fiscal year 2007, the Company acquired Reptron. This acquisition is discussed in more detail in the Acquisition section below.

  The Company exited the manufacture of contract private label products to further sharpen its focus on primary markets in the Furniture segment. As part of this planned exit, during the second quarter of fiscal year 2007, the Company exited the production of wood rear projection television (PTV) cabinets and stands resulting in the closure of the Company's Juarez, Mexico, manufacturing facility.

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

Acquisition

During the third quarter of fiscal year 2007, the Company acquired Reptron, a U.S. based electronics manufacturing service company which provides engineering services, electronics manufacturing services, and display integration services. The acquisition was included in the Company's EMS segment and increased the Company's capabilities and expertise in support of the Company's long-term strategy to grow business in the medical electronics and high-end industrial sectors. The operating results of this acquisition were included in the Company's consolidated financial statements beginning on the acquisition date.

Restructuring

In an effort to improve profitability and increase shareowner value while remaining committed to its business model of being market driven and customer centered, during the third quarter of fiscal year 2008 the Company approved a restructuring plan designed to more appropriately align its workforce in a changing business environment. Within the Company's EMS segment, the restructuring activities include realigning engineering and technical resources closer to the customer and streamlining administrative and sales processes. Within the Company's Furniture segment, the restructuring activities include realigning information technology and procurement resources closer to the customer and streamlining administrative and sales processes to drive further synergies afforded by the recent alignment of the sales and manufacturing functions within this segment. The plan also includes reducing corporate personnel costs to more properly align with the overall sales mix change within the Company. Planned expenditures are primarily for employee severance and transition costs. This plan is expected to be primarily complete by June 30, 2008 with a few activities occurring in the first half of fiscal year 2009.

With the Reptron acquisition, the Company recognized it would have excess capacity in North America. Management developed a plan as of the acquisition date to consolidate capacity within the acquired facilities. Based on a review of future growth potential in various geographies and input from existing customers regarding future capacity needs, during the fourth quarter of fiscal year 2007, the Company finalized a restructuring plan within the EMS segment to exit the facility located in Gaylord, Michigan, and transfer the business to several of the Company's other EMS facilities. The Company ceased production at the facility during the second quarter of fiscal year 2008. The Company expects to recognize minimal future charges related to ongoing facility maintenance expenses. Excess equipment was sold during the third quarter of fiscal year 2008, and the Gaylord facility is classified as held for sale. Planned expenditures include employee severance and transition costs which were recognized as part of the purchase price allocation, not impacting earnings. Planned expenditures also include losses on the sale of equipment, impairment on the facility, and an immaterial amount related to inventory transfers and post-closing activities which impact earnings as the costs are incurred. Subsequent to this decision, during the second quarter of fiscal year 2008, the Company approved a restructuring plan to further consolidate its EMS facilities that will result in the exit of a manufacturing facility located in Hibbing, Minnesota, which was also one of the facilities acquired in the acquisition of Reptron. A majority of the Hibbing business is expected to transfer to several of the Company's worldwide EMS facilities. Planned expenditures, most of which are expected to be recognized during fiscal year 2008, include employee severance and transition costs, asset and goodwill impairment, lease exit costs, and other restructuring costs.

In the third quarter of fiscal year 2006, the Company approved a restructuring plan within the EMS segment to exit a manufacturing facility located in Northern Indiana. As part of this restructuring plan, the production for select programs was transferred to other locations within this segment. Operations at this facility ceased in the Company's first quarter of fiscal year 2007, and the facility was sold during the third quarter of fiscal year 2008. The plan included employee transition costs, accelerated software amortization costs, accelerated asset depreciation, and other restructuring costs which were partially offset by gains on the sale of equipment net of other asset impairment. The decision to exit this facility was a result of excess capacity in North America.

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

The restructuring plans are discussed in further detail in Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements.

The preceding section contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Discontinued Operations

During the first quarter of fiscal year 2007, the Company approved a plan to exit the production of PTV cabinets and stands within the Furniture segment, which resulted in the exit of the Company's Juarez, Mexico, operation. Production ceased at the Juarez facility during the second quarter of fiscal year 2007, and all inventory has been sold. Miscellaneous wrap-up activities including disposition of remaining equipment were complete as of June 30, 2007. As a result of ceasing operations at this facility, the financial results associated with the Mexican operations in the Furniture segment were classified as discontinued operations beginning in the quarter ended December 31, 2006, and all prior periods were restated.

See Note 7 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements for more information on the discontinued operations.

Financial results of the discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
(Amounts in Thousands)
Net Sales of Discontinued Operations	$ --	$ --	$ --	$ 8,622

Operating Loss of Discontinued Operations, Net of Tax	$ --	$ (715)	$ (124)	$ (3,094)
Gain (Loss) on Disposal of Discontinued Operations, Net of Tax	--	143	--	(1,046)
Loss from Discontinued Operations, Net of Tax	$ --	$ (572)	$ (124)	$ (4,140)

The following discussions are based on income from continuing operations and therefore exclude all income statement activity of the discontinued operations.

Financial Overview - Consolidated

Third quarter fiscal year 2008 consolidated net sales were $332.1 million compared to third quarter fiscal year 2007 net sales of $311.6 million, a 7% increase. The higher net sales primarily resulted from increased Furniture segment net sales and EMS segment net sales related to the Reptron acquisition completed midway through the third quarter of fiscal year 2007. For the third quarter of fiscal year 2008 the Company recorded a loss from continuing operations of $0.9 million, or $0.02 loss per Class B share, inclusive of after-tax restructuring charges of $2.4 million, or $0.06 per Class B diluted share. The restructuring charges were primarily related to the workforce reduction plan, the exit of two domestic EMS facilities, asset impairment, and accelerated software amortization related to the reorganization of business functions in the Furniture segment. The loss from continuing operations was driven by the restructuring charges and losses within the EMS segment. Third quarter fiscal year 2007 income from continuing operations was $4.4 million, or $0.11 per Class B diluted share, inclusive of after-tax restructuring charges of $0.4 million, or $0.01 per Class B diluted share.

Net sales for the nine-month period ended March 31, 2008 of $1.01 billion were up 7% from net sales of $948.6 million for the same period of the prior year. The increase was driven by incremental sales from the third quarter fiscal year 2007 Reptron acquisition within the EMS segment as well as increased organic sales in both the EMS and Furniture segments which were partially offset by the selling price reduction to a major EMS customer as discussed in the Business Overview section above which reduced sales by $65.3 million. Income from continuing operations for the nine-month period ended March 31, 2008 totaled $9.9 million, or $0.27 per Class B diluted share, inclusive of $2.9 million, or $0.07 per Class B diluted share, of after-tax restructuring costs primarily related to the workforce reduction plan and the consolidation of the EMS facilities. Income from continuing operations for the year-to-date period ended March 31, 2007 totaled $18.8 million, or $0.48 per Class B diluted share, inclusive of $0.8 million, or $0.02 per Class B diluted share, of after-tax restructuring costs.

Consolidated gross profit as a percent of net sales in the third quarter of fiscal year 2008 was 16.9% compared to 19.4% in the third quarter of fiscal year 2007. Both the EMS segment and the Furniture segment contributed to the decline. In the Furniture segment, competitive pricing pressures and higher material costs as a percent of net sales lowered the gross profit percentage while price increases on select office furniture products partially offset the higher costs. In the EMS segment, excess capacity costs and inefficiencies associated with the closure of two EMS facilities and the related transfer of production to other EMS facilities contributed to the lower gross profit as a percent of net sales. Gross profit was also negatively impacted by a shift in product mix to lower margin product within each of the segments, and to a lesser extent, a shift in sales toward the EMS segment, which operates at a lower gross profit percentage than the Furniture segment. Fiscal year-to-date 2008 consolidated gross profit as a percent of net sales likewise declined due to reasons similar to those listed for the third quarter comparison above. Partially offsetting the year-to-date gross profit as a percent of net sales decline, the EMS customer pricing adjustment discussed above favorably impacted the fiscal year 2008 year-to-date gross margin as a percent of net sales, while it had no impact on the gross margin dollars.

The consolidated third quarter fiscal year 2008 SG&A expense level in absolute dollars approximated the third quarter fiscal year 2007 level as advertising and product promotion costs and incentive compensation costs declined while business development and sales staff labor costs increased. In addition, SG&A costs of the fiscal year 2007 Reptron acquisition in the EMS segment were higher due to only being included in results for half the third quarter of fiscal year 2007. The third quarter fiscal year 2008 SG&A expenses as a percent of net sales declined due to the leverage of the higher sales volume. The fiscal year-to-date 2008 consolidated SG&A spending increased in absolute dollars primarily due to the incremental expenses of the Reptron acquisition. The SG&A expenses as a percent of net sales declined from the year-to-date fiscal year 2007 levels due to the leverage of the higher sales volume more than offsetting the impact of the EMS customer pricing adjustment discussed above.

Third quarter fiscal year 2008 other income totaled $0.3 million compared to $2.8 million for the third quarter of fiscal year 2007. Higher interest expense due to higher average outstanding debt balances and lower investment income as the Company's average cash and short-term investment balances were lower contributed to the decline in other income. In addition, other income was lower due a decline in the market value of the Company's Supplemental Employee Retirement Plan (SERP). The loss on the SERP investment that was recognized in Other income was exactly offset by a reduction in the SERP liability which was recognized in SG&A expense in accordance with US Generally Accepted Accounting Principles (GAAP). Fiscal year-to-date 2008 other income likewise declined due to higher interest expense, lower investment income, and the decline in the market value of the SERP obligation which was partially offset by $1.3 million pre-tax income relating to funds received in the first quarter of fiscal year 2008 as part of a Polish offset credit program for investments made in the Company's Poland operation.

During the third quarter of fiscal year 2008, the Company recorded $0.7 million of discrete income tax accrual adjustments compared to $0.5 million in the third quarter of fiscal year 2007 which favorably impacted the effective tax rates. The effective tax rate of 24% for the nine months ended March 31, 2008 was lower than the statutory tax rate primarily due to the positive tax impact of tax-exempt interest income, the tax accrual adjustments, and the mix of pre-tax income among the tax jurisdictions in which the Company operates which have varying effective tax rates. The effective tax rate for the nine months ended March 31, 2007 was 39% which was due to the positive impact of tax-exempt interest income and tax accrual adjustments which was offset by the impact of the mix of pre-tax income among the tax jurisdictions with varying effective tax rates.

Comparing the balance sheets as of March 31, 2008 to June 30, 2007, the decline in the Company's cash and short-term investment balances was primarily a result of the Company repurchasing 1.7 million Class B shares during fiscal year 2008 under a previously authorized share repurchase program. The Company's inventory balance has increased since June 30, 2007 primarily in support of the transfer of production related to the consolidation of facilities. The Company's accounts payable balance increased since June 30, 2007 due to an agreement with select customers from which the Company also purchases materials that allows the Company to extend accounts payable terms if those customers extend the timeframe in which they pay the Company.  The Company's accounts receivable balance thus likewise increased, but to a lesser extent due to offsetting declines in accounts receivable elsewhere in the Company.  The Company's borrowings under credit facilities increased as the Company opted to borrow to fund short-term cash needs.

Results of Operations by Segment - Three and Nine Months Ended March 31, 2008 Compared to Three and Nine Months Ended March 31, 2007

Furniture Segment

Furniture segment net sales and open orders were as follows:

	At or for the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
	2008	2007	% Change	2008	2007	% Change
(Amounts in Millions)
Net Sales:
Branded Furniture	$ 151.0	$ 145.1	4%	$ 477.4	$ 449.7	6%
Contract Private Label Furniture	--	1.1	(100%)	--	11.0	(100%)
Total	$ 151.0	$ 146.2	3%	$ 477.4	$ 460.7	4%

Open Orders:
Branded Furniture	$ 94.2	$ 85.1	11%
Contract Private Label Furniture	--	0.2	(100%)
Total	$ 94.2	$ 85.3	10%

Increased net sales volumes of both office and hospitality furniture in the third quarter and year-to-date period of fiscal year 2008 contributed to the increased branded furniture net sales level. Price increases net of higher discounting also contributed approximately $2.3 million to the increased net sales of branded furniture during the third quarter of fiscal year 2008 when compared to the third quarter of fiscal year 2007. Third quarter fiscal year 2008 sales of newly introduced office furniture products which were not sold during the third quarter fiscal year 2007 approximated $12.9 million. Branded furniture products open orders at March 31, 2008 were 11% higher than open orders at March 31, 2007 due to both higher office furniture and hospitality furniture open orders. There were no net sales or open orders of contract private label products in the third quarter or the year-to-date period of fiscal year 2008 because of the planned exit of this product line.  Open orders at a point in time may not be indicative of future sales trends.

The Furniture segment income from continuing operations was $1.2 million in the third quarter of fiscal year 2008, inclusive of after-tax restructuring charges of $0.9 million primarily related to the workforce reduction plan, compared to income from continuing operations of $2.0 million in the third quarter of fiscal year 2007, which included $0.3 million of after-tax restructuring charges. For the nine-month period ended March 31, 2008, this segment recorded income from continuing operations of $12.1 million, inclusive of after-tax restructuring charges of $1.2 million primarily related to the workforce reduction plan, a decrease from the prior year comparable period income from continuing operations of $14.2 million, inclusive of after-tax restructuring charges of $0.6 million.

Third quarter fiscal year 2008 gross profit as a percent of net sales declined 2.3 percentage points when compared to the third quarter of fiscal year 2007. Gross profit was negatively impacted by higher material costs as a percent of net sales driven by supply chain cost increases and increased freight expense. A shift in sales mix to lower margin product and competitive pricing pressures within the hospitality industry also had a negative impact on gross profit. Price increases on select office furniture products partially offset the higher costs. Gross profit as a percent of net sales for the nine months ended March 31, 2008 declined 2.0 percentage points when compared to the nine months ended March 31, 2007. The decline in gross profit was a result of higher discounting on select office furniture products, supply chain cost increases related to commodity pricing and freight expense, a sales mix shift to lower margin product, and competitive pricing pressures within the hospitality industry which were partially offset by price increases on select office furniture products.

As compared to the third quarter of fiscal year 2007, the third quarter fiscal year 2008 SG&A expenses declined in absolute dollars and as a percent of net sales as the Furniture segment incurred lower advertising and product promotion expenses and lower incentive compensation costs; increased investments in the segment's sales force partially offset the other SG&A savings. The leverage of the segment's higher sales volumes also contributed to the SG&A as a percent of net sales improvement. The Furniture segment earnings were also positively impacted by savings realized through various cost reduction initiatives. SG&A in absolute dollars and as a percent of net sales for the nine months ended March 31, 2008 declined when compared to the nine months ended March 31, 2007 due to reasons similar to those listed for the third quarter comparison above.

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

Electronic Manufacturing Services Segment

EMS segment net sales and open orders were as follows:

	At or for the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
	2008	2007	% Change	2008	2007	% Change
(Amounts in Millions)
Net Sales	$ 181.1	$ 165.3	10%	$ 536.5	$ 487.9	10%

Open Orders	$ 186.3	$ 172.1	8%

Third quarter fiscal year 2008 net sales included $35.5 million of net sales from the Reptron acquisition which occurred at the midpoint of the fiscal year 2007 third quarter. The fiscal year 2007 third quarter sales included $18.9 million related to the acquisition. The fiscal 2008 and 2007 year-to-date net sales included, in millions, $109.7 and $18.9, respectively, of net sales from the Reptron acquisition. In addition, a selling price change to a major EMS segment customer reduced fiscal 2008 year-to-date net sales by approximately $65.3 million. See the discussion below for more information on this selling price change. For both the third quarter and year-to-date period of fiscal year 2008 as compared to the prior fiscal year same periods, increased sales to customers in the medical, industrial control, and public safety industries more than offset decreased sales to customers in the automotive industry driven by declines in the domestic automotive market.

Open orders at March 31, 2008 increased compared to March 31, 2007. Due to the contract nature of the Company's business, open orders at a point in time may not be indicative of future sales trends.

The EMS segment recorded a loss from continuing operations of $2.2 million for the third quarter of fiscal year 2008, inclusive of $1.3 million of after-tax restructuring expense related to the workforce reduction plan and the exit of two domestic facilities, compared to income from continuing operations of $1.2 million in the third quarter of fiscal year 2007. There were no restructuring costs in this segment in the prior year third quarter. The EMS segment recorded a loss from continuing operations of $3.6 million for the nine months ended March 31, 2008, inclusive of $1.5 million of after-tax restructuring expense related to the workforce reduction plan and the exit of two domestic facilities, compared to an income from continuing operations of $1.1 million, inclusive of less than $0.1 million of after-tax restructuring expense, for the nine months ended March 31, 2007.

Third quarter fiscal year 2008 gross profit as a percent of net sales declined 2.2 percentage points compared to the prior year. Third quarter fiscal year 2008 gross profit was negatively impacted by excess capacity costs and inefficiencies associated with the closure of two facilities and the related transfer of production to other facilities within this segment. Gross profit was also negatively impacted by a shift in product mix to lower margin product. Gross profit as a percent of net sales for the nine months ended March 31, 2008 declined 0.4 percentage points when compared to the nine months ended March 31, 2007. The gross profit decline was due to reasons similar to those listed for the third quarter comparison above being partially offset by the positive gross profit as a percent of net sales impact of the customer pricing adjustment which is discussed in more detail below.

Fiscal year 2008 third quarter SG&A increased in both dollars and as a percent of net sales when compared to the prior year same quarter. The increased SG&A expenses of the Reptron acquisition during the third quarter of fiscal year 2008, due to the acquisition occurring midway through the fiscal year 2007 third quarter, and increased investments in business development resources contributed to the SG&A increase as a percent of net sales and in absolute dollars. SG&A in absolute dollars and as a percent of net sales for the nine months ended March 31, 2008 increased when compared to the nine months ended March 31, 2007 due to reasons similar to those listed for the third quarter comparison above. In addition, SG&A as a percent of net sales increased due to the impact of the customer pricing adjustment which is discussed in more detail below.

Beginning in the third quarter of fiscal year 2007, gross profit as a percent of net sales was favorably impacted by a reduction in the pricing of select raw material which is purchased from Bayer AG and affiliates, a major customer within the EMS segment. The selling price of the finished product back to Bayer AG and affiliates was likewise reduced by an amount equal to the material price reduction. While there was no impact to the year-to-date fiscal year 2008 gross profit dollars, net income, or net cash flows related to this pricing change, EMS segment gross profit as a percent of net sales increased and SG&A as a percent of net sales increased by a similar percentage for the year-to-date period. There was no impact to the third quarter comparisons.

The year-to-date fiscal year 2008 and 2007 earnings were unfavorably impacted by after-tax costs, in millions, of $1.6 and $2.5, respectively, related to the start-up of a manufacturing facility in China.

Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Bayer AG affiliated sales as a percent of consolidated net sales	11%	11%	11%	17%
Bayer AG affiliated sales as a percent of EMS segment net sales	21%	21%	20%	33%

The reduction in year-to-date sales to Bayer AG is related to two factors. First, in January 2007, Bayer AG sold its diagnostics unit to Siemens AG, and thus a portion of the Company's net sales which were formerly to Bayer AG affiliates in fiscal year 2007 are now to Siemens AG. Second, net sales to Bayer AG affiliates were also impacted as a result of the Company's aforementioned selling price reduction effective January 2007 to Bayer AG affiliates which was offset by an equal reduction in the material cost. The Company also continues to focus on diversification of the EMS segment customer base.

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

Liquidity and Capital Resources

The Company's working capital at March 31, 2008 was $175.3 million compared to working capital of $198.6 million at June 30, 2007. The current ratio was 1.6 at March 31, 2008 and 1.8 at June 30, 2007.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO), for the first nine months of fiscal year 2008 increased to 46.6 from 43.9 for the first nine months of fiscal year 2007 due to increases within the EMS segment. The Company defines DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the first nine months of fiscal year 2008 increased to 59.0 from 55.9 for the first nine months of fiscal year 2007 as the Company held higher than normal levels of EMS inventory to support transferring production as a result of facility consolidations. The Company defines PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings under credit facilities decreased from $80.4 million at June 30, 2007 to $42.5 million at March 31, 2008. Operating activities generated $33.0 million of cash flow in the first nine months of fiscal year 2008 compared to $24.6 million in the first nine months of fiscal year 2007. In the first nine months of fiscal year 2008, the Company reinvested $34.1 million into capital investments for the future primarily for manufacturing equipment and facility improvements. The Company expects to continue to invest in manufacturing equipment and also plans to invest in a new EMS manufacturing facility in Poland as described in more detail in the Subsequent Events section below. Financing cash flow activities for the first nine months of fiscal year 2008 included $24.8 million for the repurchase of Class B shares under the share repurchase program and $17.8 million in dividend payments which remained relatively flat with the first nine months of fiscal year 2007.

The Company does not disclose discontinued operations separately from continuing operations in the Consolidated Statements of Cash Flows. However, for clarity purposes, the Company does separately disclose the adjustment to net income for the loss on disposal of discontinued operations in cash flows from operating activities.

The Company maintained a $75 million credit facility with an expiration date in May 2009 that allowed for both issuances of letters of credit and cash borrowings. At March 31, 2008, the Company had $35.1 million of short-term borrowings outstanding under this credit facility. The outstanding balance consisted of $17.3 million for a Euro currency borrowing which provides a natural currency hedge against Euro denominated intercompany notes between the US parent and the Euro functional currency subsidiaries, and the other $17.8 million borrowing funded short-term cash needs. The Company also had letters of credit against the credit facility. At March 31, 2008, the Company had $1.0 million of short-term borrowings outstanding under a separate foreign credit facility which is backed by the $75 million credit facility. Total availability to borrow under the $75 million credit facility was $35.6 million at March 31, 2008. At June 30, 2007, the Company had $18.9 million of short-term borrowings outstanding under the credit facility.

Subsequent to the third quarter of fiscal year 2008, the Company replaced the $75 million credit facility with a $100 million credit facility which expires in April 2013. The $75 million credit facility provided an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent. Similarly, the $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to participating banks' consent. The $100 million credit facility requires, and the previous $75 million credit facility required, the Company to comply with certain debt covenants including interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at March 31, 2008.

The Company also has a credit facility for which the expiration date has been extended to November 2008 for its electronics operation in Wales, UK, which allows for multi-currency borrowings up to 2 million Sterling equivalent (approximately $4 million US dollars at current exchange rates) and is available to cover bank overdrafts. Bank overdrafts may be deemed necessary to satisfy short-term cash needs rather than funding from intercompany sources. At June 30, 2007, as collateral subject to lien, this facility required 3 million Euro (approximately $4 million US dollars) to be held as restricted cash which was classified as other long-term assets on the Company's balance sheet. The restricted cash is no longer required as collateral and was reclassified to cash and cash equivalents on the Company's balance sheet. At March 31, 2008, the Company had $2.6 million US dollar equivalent of Sterling-denominated short-term borrowings outstanding under the overdraft facility. At June 30, 2007, the Company had $3.0 million US dollar equivalent of Sterling-denominated short-term borrowings outstanding under the overdraft facility.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the Company's credit facilities will be sufficient in fiscal year 2008 and the foreseeable future for working capital needs, dividends, and for funding investments in the Company's future, including potential acquisitions. The Company's primary source of funds is its ability to generate cash from operations to meet its liquidity obligations, which could be affected by factors such as a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. The Company's secondary source of funds is its credit facilities. The $100 million credit facility is contingent on complying with certain debt covenants. The Company does not expect the covenants to limit or restrict its ability to borrow on the facility in fiscal year 2008. The Company anticipates maintaining a strong liquidity position for the next twelve months. The Company does not expect the absence of cash flows from discontinued operations to have a material effect on future liquidity and capital resources.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the Company's summary of contractual obligations under the caption "Contractual Obligations" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the year ended June 30, 2007 other than the change disclosed under the caption "Contractual Obligations" in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At both March 31, 2008 and June 30, 2007, the reserve for returns and allowances was $3.2 million. Over the past two years, the returns and allowances reserve has been approximately 2% of gross trade receivables.
  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at March 31, 2008 and June 30, 2007 was $0.9 million and $1.2 million, respectively, and over the past two years, this reserve has approximated 1% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 17% and 18% of consolidated inventories at March 31, 2008 and June 30, 2007, respectively, including approximately 87% and 86% of the Furniture segment inventories at March 31, 2008 and June 30, 2007, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At March 31, 2008 and June 30, 2007, the Company's accrued liabilities for self-insurance exposure were $6.8 million and $7.0 million, respectively, excluding immaterial amounts held in a voluntary employees' beneficiary association (VEBA) trust.

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

FIN 48, which clarifies the accounting for uncertainty in tax positions, requires financial statement recognition of the impact of a tax position if a position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, transition, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 were effective as of the beginning of the Company's fiscal year 2008. Total unrecognized tax benefits recorded in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2007 were $0.6 million. Upon the adoption of FIN 48 on July 1, 2007, the Company recognized a $5.8 million increase in the liability for unrecognized tax benefits. The increase was accounted for as a reduction to the July 1, 2007 balance of retained earnings in the amount of $0.7 million and an increase to deferred tax assets of $5.1 million. The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, the Company believes it has made adequate provision for income taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. Additional information on income taxes is contained in Note 10 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Goodwill - Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the Company compares the carrying value of the reporting unit to an estimate of the reporting unit's fair value. If the estimated fair value is less than the carrying value, goodwill is impaired and will be written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. At March 31, 2008 and June 30, 2007, the Company's goodwill totaled, in millions, $15.4 and $15.5, respectively. Goodwill impairment of $0.2 million was recorded during the nine-month period ended March 31, 2008 related to terminated business in conjunction with the consolidation of the EMS segment Hibbing, Minnesota, operation.

New Accounting Standards

See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.

Subsequent Events

Subsequent to the third quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. As part of the plan, the Company will consolidate its EMS facilities located in Longford, Ireland; Bridgend, Wales; and Poznan into a new, larger facility in Poznan, which is expected to improve margins in the very competitive EMS market. The plan includes the sale of the existing Poland building at a gain which will partially fund the consolidation activities.  Pre-tax charges related to the consolidation activities are expected to be approximately $13.6 million, with approximately $12 million of the charges expected to be recorded in the fourth quarter of fiscal year 2008.  The plan is to be executed in stages with a projected completion date of December 2011.  These plans are discussed in further detail in Note 13 - Subsequent Events of Notes to Condensed Consolidated Financial Statements.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2008, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
Month #1 (January 1-January 31, 2008)	--	$ --	--	2,000,000
Month #2 (February 1-February 29, 2008)	--	--	--	2,000,000
Month #3 (March 1-March 31, 2008)	--	--	--	2,000,000
Total	--	$ --	--

[1] The share repurchase program authorized by the Board of Directors was announced on October 16, 2007.  The program allows for the repurchase of up to 2 million of any combination of Class A or Class B shares and will remain in effect until all shares have been repurchased.

Item 5. Other Information

(a) In lieu of filing a Form 8-K under Item 5.02 "Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers," the Company is providing the following disclosure in this Form 10-Q as the Form 10-Q is being filed within the four business day reporting requirement for the event.

On May 5, 2008, the Compensation & Governance Committee (the "Committee") of the Board of Directors (the "Board") of the Company approved a decrease to the base salary of the Company's Chairman of the Board (the "Chairman"), Douglas A. Habig. The Committee has historically and independently set the compensation of the Chairman, because Mr. Habig, a former Chief Executive Officer of the Company, remained an employee of the Company since becoming Chairman, and receives no director fees as an employee Chairman under the Board's fee structure. As disclosed in the Company's 2007 Proxy Statement, in August 2007, the Chairman's compensation was reduced reflecting his desire to reduce his level of day-to-day responsibilities. The Committee also began a process of examining the proper role and duties of the Chairman and determined that the CEO and Chairman roles must be further and fully clarified such that the Chairman focuses on the effective operation of the Board while the CEO performs his duties in regard to the executive management of the Company. With this clarification, the Committee determined that an immediate and significant adjustment to the Chairman's compensation was warranted prior to the annual compensation review, which is conducted in August of each year. The Committee unanimously approved a salary decrease from the annualized base of $598,000 to $260,000 effective May 5, 2008. The Committee also declared the Chairman ineligible for the Company's Incentive Bonus Plan effective July 1, 2008. The Chairman's incentive bonus for fiscal year ended June 30, 2007 was $254,998.

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

(3(b))  Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 16, 2007)

(10(a))  Summary of Director and Named Executive Officer Compensation

(10(b))  Credit Agreement, dated as of April 23, 2008, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Agent and Letter of Credit Issuer (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 28, 2008)

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
May 7, 2008

By:	/s/ Robert F. Schneider

ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
May 7, 2008

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended June 30, 2007)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 16, 2007)
10(a)	Summary of Director and Named Executive Officer Compensation
10(b)	Credit Agreement, dated as of April 23, 2008, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Agent and Letter of Credit Issuer (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 28, 2008)
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002