Form 10-K
period 2008-06-30
KIMBALL INTERNATIONAL INC
filed 2008-09-02
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
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
Large accelerated filer  ___                                                                                        Accelerated filer   X
Non-accelerated filer (Do not check if a smaller reporting company) Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X
Class A Common Stock is not publicly traded and, therefore, no market value is available, but it is convertible on a one-for-one basis for Class B Common Stock. The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 31, 2007 (the last business day of the Registrant's most recently completed second fiscal quarter) was $323.2 million, based on 94.0% of Class B Common Stock held by non-affiliates.
The number of shares outstanding of the Registrant's common stock as of August 15, 2008 was: Class A Common Stock - 11,673,845 shares Class B Common Stock - 25,291,736 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 21, 2008, are incorporated by reference into Part III.

KIMBALL INTERNATIONAL, INC.
FORM 10-K INDEX

PART I

Item 1 - Business

General

As used herein, the term "Company" refers to Kimball International, Inc., the Registrant, and its subsidiaries and reference to a year relates to a fiscal year, ended June 30 of the year indicated, rather than a calendar year unless the context indicates otherwise. Additionally, references to the first, second, third, and fourth quarters refer to those respective quarters of the fiscal year indicated.

The Company was incorporated in Indiana in 1939. The corporate headquarters is located at 1600 Royal Street, Jasper, Indiana.

The Company provides a variety of products from its two business segments: the Electronic Manufacturing Services (EMS) segment and the Furniture segment. The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. The EMS segment, formerly named the Electronic Contract Assemblies segment, was renamed during fiscal year 2008 to more accurately reflect the focus of the segment.  The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names.  Production currently occurs in Company-owned or leased facilities located in the United States, Mexico, Thailand, China, Poland, Ireland, and the United Kingdom. In the United States, the Company has facilities and showrooms in ten states and the District of Columbia.

  Sales by Product Line and Segment

Sales from continuing operations by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 2008 were as follows:

(Amounts in Thousands)	2008	2007	2006
Furniture Segment
Branded Furniture Product Line	$ 624,836	$ 602,903	$ 573,759
Contract Private Label Furniture Product Line	-0-	11,059	38,830
Total Furniture Segment	$ 624,836	$ 613,962	$ 612,589
Electronic Manufacturing Services Segment	727,149	672,968	496,706
Unallocated Corporate	-0-	-0-	254
Kimball International, Inc.	$1,351,985	$1,286,930	$1,109,549

Sales of contract private label products decreased in conjunction with the planned exit of this product line.

Financial information by segment and geographic area for each of the three years in the period ended June 30, 2008 is included in Note 14 - Segment and Geographic Area Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Segments

   Electronic Manufacturing Services

  Overview

The Company entered the electronic manufacturing services market in 1985 with knowledge acquired from the production of electronic organs, which were first produced in 1963. The Company's focus is on electronic assemblies that have high durability requirements such as automotive, medical, industrial, and public safety applications. Electronics and electro-mechanical products (electronic assemblies) are sold globally on a contract basis and produced to customers' specifications. The Company's engineering and manufacturing services primarily entail the insertion and attachment of microchips and other electronic capacitors and conductors in ever more complex and smaller designs onto multi-layered circuit boards, the production of wiring harnesses and other electronic equipment, assembling such into subassemblies or final products, testing of products under a series of harsh conditions, and assembly and packaging of electronic and other related products, all to the specifications and designs of customers.  Integrated throughout this segment is customer program management over the life cycle of the product along with supply chain management, which affords customers the opportunity to focus their attention and resources to sales, marketing, and product development as they sell their unique end products under their brand name into various markets and industries.

In an effort to improve profitability and increase Share Owner value while remaining committed to its business model of being market driven and customer centered, during the third quarter of fiscal year 2008, the Company approved a restructuring plan designed to more appropriately align its workforce in a changing business environment. Within the Company's EMS segment, the restructuring activities included realigning engineering and technical resources closer to the customer and streamlining administrative and sales processes. The plan also included reducing corporate personnel costs to more properly align with the overall sales mix change within the Company. This plan was substantially complete as of the end of fiscal year 2008.

During the third quarter of fiscal year 2007, the Company acquired Reptron Electronics, Inc. ("Reptron"), a U.S. based electronics manufacturing services company which provided engineering services, electronics manufacturing services, and display integration services. Reptron had four manufacturing operations located in Tampa, Florida; Hibbing, Minnesota; Gaylord, Michigan; and Fremont, California. The acquisition increased the Company's capabilities and expertise in support of the Company's long-term strategy to grow business in the medical electronics and high-end industrial sectors. With the acquisition, the Company recognized it would have excess capacity in North America.  Management developed a plan as of the acquisition date to consolidate capacity within the acquired facilities.  Based on a review of future growth potential in various geographies and input from existing customers regarding future capacity needs, during the fourth quarter of fiscal year 2007, the Company finalized a restructuring plan within the EMS segment to exit the manufacturing facility located in Gaylord, Michigan.  Production ceased during the second quarter of fiscal year 2008, and the facility is currently held for sale.  During the second quarter of fiscal year 2008, the Company approved a restructuring plan to further consolidate its EMS facilities that resulted in the exit of the manufacturing facility located in Hibbing, Minnesota. Production at the Hibbing facility ceased in the fourth quarter of fiscal year 2008, and the Company's lease of the Hibbing facility ends in December 2008. A majority of the Gaylord and Hibbing business transferred to several of the Company's other worldwide EMS facilities.

During the fourth quarter of fiscal year 2006, the Company acquired an operation in Wales, United Kingdom, which currently provides manufacturing services for medical diagnostic systems such as assembling and packaging medical test strips and assembling and testing of electronic diagnostic testers. This facility is FDA certified and was acquired to support the Company's efforts to capitalize on growth opportunities in the medical market. The Company also acquired a printed circuit board assembly operation in Longford, Ireland, during the fourth quarter of fiscal year 2006. During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. As part of the plan, the Company will consolidate its EMS facilities located in Longford, Ireland; Wales, United Kingdom; and Poznan, Poland; into a new, larger facility in Poznan, which is expected to improve margins in the very competitive EMS market. The plan includes the sale of the existing Poland building at a gain which will partially fund the consolidation activities.  The plan is to be executed in stages with a projected completion date of December 2011.

During the third quarter of fiscal year 2006, the Company approved a restructuring plan within the EMS segment to exit a manufacturing facility located in Northern Indiana. As part of this restructuring plan, the production for select programs was transferred to other locations within this segment. Operations at this facility ceased in the Company's first quarter of fiscal year 2007, and the facility was sold during fiscal year 2008. The decision to exit this facility was a result of excess capacity in North America.

Late in fiscal year 2007, the Company began production in a new manufacturing facility built in Nanjing, China.

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

Sales revenue of the EMS segment is generally not affected by seasonality with the exception of the buying patterns of automotive industry customers whose purchases of the Company's product are generally lower in the first quarter of the Company's fiscal year.  Fiscal year 2008 net sales to automotive industry customers approximated one-third of the Company's EMS segment net sales.

  Locations

As of June 30, 2008, the Company's EMS segment consisted of ten manufacturing facilities with two located in Indiana and one in each of Florida, California, China, Mexico, Thailand, Poland, Ireland, and the United Kingdom. During fiscal year 2008, the Company ceased production in one facility in Michigan and one facility in Minnesota pursuant to restructuring plans.  The contract electronics manufacturing industry in general has been faced with excess capacity. The Company has not been immune to the economic slowdown and continually evaluates its operations as to the most optimum capacity and service levels by geographic region. A plan was approved to consolidate the Company's EMS facilities located in Ireland, Wales, and Poland into a new, larger facility in Poland over the next several fiscal years. Operations located outside of the United States continue to be an integral part of the Company's EMS segment. See Item 1A - Risk Factors for information regarding financial and operational risks related to the Company's international operations.

  Marketing Channels

Manufacturing and engineering services are marketed by the Company's business development team. Contract electronic assemblies are manufactured based on specific orders, generally resulting in a small amount of finished goods consisting primarily of goods awaiting shipment to specific customers.

  Major Competitive Factors

Key competitive factors in the EMS market are competitive pricing, quality and reliability, engineering design services, production flexibility, on-time delivery, customer lead time, test capability, and global presence. Growth in the EMS industry is created through the proliferation of electronic components in today's advanced products along with the continuing trend of original equipment manufacturers in the electronics industry to subcontract the assembly process to companies with a core competence in this area. The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program matures and becomes established. The segment continues to experience margin pressures related to an overall excess capacity position in the EMS industry and more specifically this segment's new program launches and diversification efforts. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs.

The Company does not believe that it, or the industry in general, has any special practices or special conditions affecting working capital items that are significant for understanding the EMS segment other than fluctuating inventory levels which may increase in conjunction with transfers of production among facilities.

  Competitors

The EMS industry is very competitive as numerous manufacturers compete for business from existing and potential customers. The Company's competition includes EMS companies such as Benchmark Electronics, Inc., Jabil Circuit, Inc., and Plexus Corp. The Company does not have a significant share of the EMS market and was ranked the 16th largest EMS provider for calendar year 2007 by Manufacturing Market Insider in their March 2008 edition.

  Raw Material Availability

Raw materials utilized in the manufacture of contract electronic products are generally readily available from both domestic and foreign sources, although from time to time the industry experiences shortages of certain components due to supply and demand forces, combined with rapid product life cycles of certain components. Raw materials are normally acquired for specific customer orders and may or may not be interchangeable among products. Inherent risks associated with rapid technological changes within this contract industry are mitigated by procuring raw materials, for the most part, based on firm orders.  The Company may also purchase additional inventory to support transfers of production between manufacturing facilities.

  Customer Concentration

While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the automotive, medical, industrial, and public safety industries. Included in this segment are a significant amount of sales to Bayer AG affiliates and TRW Automotive, Inc. Sales to these two customers accounted for the following portions of consolidated net sales and EMS segment net sales:

	Year Ended June 30,
	2008	2007	2006
Bayer AG affiliated sales as a percent of consolidated net sales	11%	15%	6%
TRW sales as a percent of consolidated net sales	7%	8%	12%
Bayer AG affiliated sales as a percent of EMS segment net sales	21%	30%	13%
TRW sales as a percent of EMS segment net sales	13%	14%	27%

The fiscal year 2008 reduction in sales to Bayer AG as compared to fiscal year 2007 is related to two factors. First, in January 2007, Bayer AG sold its diagnostics unit to Siemens AG, and thus a portion of the Company's net sales which were formerly to Bayer AG affiliates in fiscal year 2007 are now to Siemens AG. Second, net sales to Bayer AG affiliates were impacted as a result of the Company's selling price reduction effective January 2007 to Bayer AG affiliates which was offset by an equal reduction in the cost of raw materials purchased from Bayer AG affiliates. The fiscal year 2007 increase in sales to Bayer AG as compared to fiscal year 2006 resulted from the acquisition of Bayer Diagnostics Manufacturing Limited which occurred during the fourth quarter of fiscal year 2006.  The Company also continues to focus on diversification of the EMS segment customer base. The reduced TRW Automotive, Inc. percentages of segment and consolidated net sales were a result of certain TRW Automotive, Inc. products reaching end of life in addition to the higher total net sales base resulting from the acquisitions.

   Furniture

  Overview

Since 1950, the Company has produced wood furniture and cabinets. During fiscal year 2007, the Company ceased manufacturing contract private label products as it increased focus on core markets. These core markets include office furniture sold under the Kimball Office and National Office Furniture brand names and hospitality furniture sold under the Kimball Hospitality brand name. Kimball Office and National Office Furniture provide office furniture solutions for private offices, open floor plan areas, conference rooms, training rooms, lobby, and lounge areas with a vast mix of wood, metal, laminate, paint, and fabric options.  Products include desks, credenzas, seating, tables, systems/dividers, filing and storage units, and accessories such as audio visual boards and task lighting.  Kimball Office products tend to focus on the more complex customer solutions, and National Office Furniture products are geared more to the mid-market/less complex/lower cost aspect of the office furniture market.  Kimball Hospitality provides furniture solutions for hotel properties, condominiums, and mixed use developments.  Products include headboards, desks, tables, dressers, entertainment centers, chests, wall panels, upholstered seating, task seating, and vanities. Also included in this segment are the Company's trucking fleet and customer fulfillment centers, which handle primarily product of this segment; but certain logistics services, such as backhauls, are sold on a contract basis.

Sales revenue of the Furniture segment is generally not affected by seasonality with the exception of certain product lines which are impacted by the buying patterns of customers such as the U.S. Federal Government whose purchases of the Company's product are generally higher in the first half of the Company's fiscal year.

As part of the workforce reduction restructuring activities discussed in the EMS segment above, within the Company's Furniture segment, the restructuring activities included realigning information technology and procurement resources closer to the customer and streamlining administrative and sales processes to drive further synergies afforded by the alignment of the sales and manufacturing functions within this segment. Related expenditures are primarily for employee severance and transition costs. This plan was substantially complete as of the end of fiscal year 2008 with a few activities expected to occur in the first half of fiscal year 2009 in the Furniture segment.

In conjunction with the cessation of manufacturing contract private label products, during fiscal year 2007 the Company approved a plan to exit the production of wood rear projection television ("PTV") cabinets and stands within the Furniture segment, which resulted in the exit of the Company's Juarez, Mexico, operation. For some time, the market demand for wood rear PTV cabinets had been declining due to the market shift to plasma and LCD large-screen televisions. As a result of ceasing operations at this facility, financial results associated with the Mexican operations in the Furniture segment were classified as discontinued operations beginning in the quarter ended December 31, 2006, and all prior periods were restated.  The discontinued operations are discussed in further detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and in Note 18 - Discontinued Operations of Notes to Consolidated Financial Statements.

As part of the Company's plan to sharpen focus and simplify business processes within the Furniture segment, the Company announced during the first quarter of fiscal year 2006, a plan which included consolidation of administrative, marketing, and business development functions to better serve the segment's primary markets. Expenses related to this plan include software impairment, accelerated amortization, employee severance, and other consolidation costs.  This plan was complete as of June 30, 2008.

Additional information regarding the Company's restructuring activities is located in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and in Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements.

  Locations

The Company's furniture products as of June 30, 2008 were primarily produced at twelve plants: nine located in Indiana, two in Kentucky, and one in Idaho. In addition, select finished goods are purchased from external sources. The Company continually assesses manufacturing capacity and has adjusted such capacity in recent years.

A facility in Indiana houses an Education Center for dealer and employee training, a Research and Development Center, and a Corporate Showroom for product display. Office space is leased in Dongguan, Guangdong, China, to facilitate sourcing of product from Pacific Rim countries. Office furniture showrooms are maintained in ten cities in the United States.

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

The Company does not believe that it, or the industry in general, has any special practices or special conditions affecting working capital items that are significant for understanding the Company's business.  The Company does receive advance payments on select furniture projects primarily in the hospitality industry.

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

  Raw Material Availability

Certain components used in the production of furniture are manufactured internally within the segment and are generally readily available, as are other raw materials used in the production of wood furniture. With the exception of rolled steel, raw materials used in the manufacture of metal office furniture have been readily available in the global market. While the Company has been able to maintain an appropriate supply of rolled steel to meet demand, general supply limitations in the market are impacting costs. Certain fabricated seating components and wood frame assemblies as well as finished furniture products, which are generally readily available, are sourced on a global scale in an effort to provide a quality product at the lowest total cost.

Other Information

  Backlog
At June 30, 2008, the aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, was $306.8 million as compared to $287.3 million at June 30, 2007.  Open orders as of June 30, 2007 have been adjusted to be consistent with the calculation of open orders as of June 30, 2008.

(Amounts in Millions)	June 30, 2008	June 30, 2007
Furniture	$ 101.0	$ 95.3
EMS	205.8	192.0
Total Backlog of Continuing Operations	$ 306.8	$ 287.3

Substantially all of the open orders as of June 30, 2008 are expected to be filled within the next fiscal year. Open orders generally may not be indicative of future sales trends.

  Research, Patents, and Trademarks

Research and development activities include the development of manufacturing processes, major process improvements, new product development and product redesign, information technology initiatives, and electronic and wood related technologies.

Research and development costs were approximately:

	Year Ended June 30
(Amounts in Millions)	2008	2007	2006
Research and Development Costs of Continuing Operations	$16	$17	$15

The Company owns the Kimball (registered trademark) trademark, which it believes is significant to its office furniture, hospitality furniture, and electronics businesses, and owns the following patent and trademarks which it believes are significant to the Furniture segment only:

Registered Trademarks:  National. Furniture with Personality, Cetra, Footprint, Traxx, Interworks, Xsite, Definition, Skye, WaveWorks, Senator, and Prevail.

Trademark:  President, Hum. Minds at Work, Integra Clear, Pura

Patent:  Traxx

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

The Company is dedicated to excellence, leadership, and stewardship in matters of protecting the environment and communities in which the Company has operations. Reinforcing the Company's commitment to the environment, five of the Company's showrooms have been designed under the guidelines of the U.S. Green Building Council's LEED (Leadership in Energy and Environmental Design) for Commercial Interiors program. The Company believes that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings, or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2010, will not represent a material portion of total capital expenditures during those years.

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

  Employees

	June 30, 2008	June 30, 2007
United States	4,955	5,540
Foreign Countries	2,240	2,020
Total Full-Time Employees of Continuing Operations	7,195	7,560

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

Unfavorable macroeconomic and industry conditions could adversely impact demand for the Company's products and adversely affect operating results. Market demand for the Company's products, which impacts revenues and gross profit, is influenced by a variety of economic and industry factors such as:

general corporate profitability of the Company's end markets;
profitability of financial institutions to whom the Company sells office furniture which are being impacted by the credit market issues;
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

The Company faces pricing pressures that could adversely affect the Company's financial position, results of operations, or cash flows. The Company faces pricing pressures in both of its segments, especially the EMS segment, as a result of intense competition from large EMS providers, emerging products, or over-capacity. While the Company works toward reducing costs to respond to pricing pressures, if the Company cannot achieve the proportionate reductions in costs, profit margins may suffer.  As end markets dictate, the Company is continually assessing excess capacity and developing plans to better utilize manufacturing operations, including consolidating and shifting manufacturing capacity to lower cost venues as necessary.

Reduction of purchases by or the loss of one or more key customers could reduce revenues and profitability. Losses of key contract customers within specific industries or significant volume reductions from key contract customers are both risks. If a current customer of the Company merges with or is acquired by a party that currently is aligned with a competitor, the Company could lose future revenues.  In addition, continuing success of the Company is dependent upon replacing expiring contract customers/programs with new customers/programs. One of the Company's customers, TRW Automotive, Inc., accounted for approximately 7%, 8%, and 12% of consolidated net sales in fiscal years 2008, 2007, and 2006, respectively. As a result of the acquisition of the Bridgend, Wales, United Kingdom, manufacturing operations of Bayer Diagnostics Manufacturing Limited in the Company's fourth quarter of fiscal year 2006, sales to Bayer are also significant and accounted for 11%, 15%, and 6% of consolidated net sales in fiscal years 2008, 2007, and 2006, respectively. Significant declines in the level of purchases by these customers within the EMS segment or other key customers in either of the Company's segments, or the loss of a significant number of customers, could have a material adverse effect on business. In addition, the nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently, and new customer and program start-ups generally cause losses early in the life of a program. Furthermore, the Company is exposed to the credit risk of customers, including risk of bankruptcy, and is subject to losses from accounts receivable.

The Company's future operating results depend on the ability to purchase a sufficient amount of materials, parts, and components at competitive prices. The Company depends on suppliers globally to provide timely delivery of materials, parts, and components for use in the Company's products. Maintaining strong relationships with key suppliers of components critical to the manufacturing process is essential. The Company also purchases select finished goods. If suppliers fail to meet commitments to the Company in terms of price, delivery, or quality, it could interrupt the Company's operations and negatively impact the Company's ability to meet commitments to customers.

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

The Company's operating results are impacted by the cost of fuel and other energy sources.  The cost of energy is a critical component of freight expense and the cost of operating manufacturing facilities.  If the cost of energy continues to increase, it could reduce profitability of the Company.

The Company could be impacted by manufacturing inefficiencies at certain locations. At times the Company may experience labor or other manufacturing inefficiencies due to factors such as new product introductions, transfers of production among the Company's manufacturing facilities, a new operating system, or turnover in personnel. Manufacturing inefficiencies could have an adverse impact on the Company's financial position, results of operations, or cash flows.

A change in the Company's sales mix among various products could have a negative impact on the gross profit margin. Changes in product sales mix could negatively impact the gross margin of the Company as margins of different products vary. The Company strives to improve the margins of all products, but certain products have lower margins in order to price the product competitively or in connection with the start-up of a new program. An increase in the proportion of sales of products with lower margins could have an adverse impact on the Company's financial position, results of operations, or cash flows.

The Company's restructuring efforts may not be successful.  During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. As part of the plan, the Company will consolidate its EMS facilities located in Longford, Ireland; Wales, United Kingdom; and Poznan, Poland; into a new, larger facility in Poznan, which is expected to improve margins in the very competitive EMS market. The plan includes the sale of the existing Poland building at a gain which will partially fund the consolidation activities. The Company continually evaluates its manufacturing capabilities and capacities in relation to current and anticipated market conditions. The successful execution of restructuring initiatives is dependent on several factors and may not be accomplished as quickly or effectively as anticipated.

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
the acquired business not achieving anticipated revenues, earnings, cash flow, or market share;
excess capacity;
the assumption of undisclosed liabilities; and
dilution of earnings.

The above risks could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Start-up operations could present risks to the Company's current operations. The Company is committed to growing its business, and therefore from time to time the Company may determine that it would be in its best interests to start up a new operation. Start-up operations involve a number of risks and uncertainties, such as funding the capital expenditures related to the start-up operation, developing a management team for the new operation, diversion of management focus away from current operations, and creation of excess capacity. Any of these risks could have a material adverse effect on the Company's financial position, results of operations, or cash flows.  Continued success of the EMS segment start-up operation in China is critical for securing additional customers for this operation.  Production at this new facility occurred throughout fiscal year 2008 and is expected to continue ramping up.

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

These risks could have an adverse effect on the Company's financial position, results of operations, or cash flows. In addition, fluctuations in exchange rates could impact our operating results. The Company's risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Any hedging techniques the Company implements contain risks and may not be entirely effective. Exchange rate fluctuations could also make the Company's products more expensive than competitor's products not subject to these fluctuations, which could adversely affect the Company's revenues and profitability in international markets.

If the Company's efforts to introduce new products are not successful, this could limit sales growth or cause sales to decline. The EMS segment depends on industries that utilize technologically advanced electronics components which often have short life cycles. The Company must continue to invest in advanced equipment and product development to remain competitive in this area. The Furniture segment regularly introduces new products to keep pace with workplace trends and evolving regulatory and industry requirements, including environmental, health, safety standards such as ergonomic considerations, and similar standards for the workplace and for product performance. The introduction of new products requires the coordination of the design, manufacturing, and marketing of such products. The design and engineering of certain new products can take nine to eighteen months or more, and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular product may be delayed or be less successful than originally anticipated by the Company. Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit sales growth or cause sales to decline.

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

A loss of independent manufacturing representatives, dealers, or other sales channels could lead to a decline in sales of the Company's Furniture segment products. The Company's office furniture is marketed primarily through Company salespersons to end users, office furniture dealers, wholesalers, rental companies, and catalog houses. The Company's hospitality furniture is marketed to end users using independent manufacturing representatives. A significant loss within any of these sales channels could result in a sales decline and thus have an adverse impact on the Company's financial position, results of operations, or cash flows.

The Company must effectively manage working capital. The Company has historically had positive operating cash flows, but effective management of working capital is key to continuing that trend. The Company closely monitors inventory and receivable efficiencies and continuously strives to improve these measures of working capital but customer financial difficulties, transfers of production among the Company's manufacturing facilities, or Company manufacturing delays could cause deteriorating working capital trends.

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

There are inherent uncertainties involved in estimates, judgments, and assumptions used in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Any changes in estimates, judgments, and assumptions could have a material adverse effect on the Company's financial position, results of operations, or cash flows. The Company's financial statements filed with the SEC are prepared in accordance with U.S. GAAP, and the preparation of such financial statements includes making estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, and related reserves, revenues, expenses, and income. Estimates are inherently subject to change in the future, and such changes could result in corresponding changes to the amounts of assets, liabilities, income, or expenses and likewise could have an adverse effect on the Company's financial position, results of operations, or cash flows.

Fluctuations in the Company's effective tax rate could have a significant impact on the Company's financial position, results of operations, or cash flows.  The mix of pre-tax income among the tax jurisdictions in which the Company operates that have varying tax rates could impact the Company's effective tax rate.  The Company is subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Judgment is required in determining the worldwide provision for income taxes, other tax liabilities, interest, and penalties. Future events could change management's assessment. The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. The Company has also made assumptions about the realization of deferred tax assets. Changes in these assumptions could result in a valuation allowance for these assets. Final determination of tax audits or tax disputes may be different from what is currently reflected by the Company's income tax provisions and accruals.

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

An inability to protect the Company's intellectual property could have a significant impact on business. The Company attempts to protect its intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign laws concerning proprietary rights, the Company's intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States, and therefore in some parts of the world the Company has limited protections, if any, for its intellectual property. Competing effectively depends, to a significant extent, on maintaining the proprietary nature of the Company's intellectual property. The degree of protection offered by the claims of the various patents and trademarks may not be broad enough to provide significant proprietary protection or competitive advantages to the Company, and patents or trademarks may not be issued on pending or contemplated applications. In addition, not all of the Company's products are covered by patents. It is also possible that the Company's patents and trademarks may be challenged, invalidated, cancelled, narrowed, or circumvented.

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

The Company's failure to maintain Food and Drug Administration (FDA) registration of one or more of its registered manufacturing facilities could negatively impact the Company's ability to produce products for customers in the medical industry.  The Company is diversifying the EMS segment which includes increasing sales to customers in the regulated medical industry.  To maintain FDA registration, the Company is subject to FDA audits of the manufacturing process.  FDA audit failure could result in a partial or total suspension of production, fines, or criminal prosecution. Failure or noncompliance could have an adverse effect on the Company's reputation in addition to an adverse impact on the Company's financial position, results of operations, or cash flows.

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

The requirements of being a public company may strain the Company's resources and distract management. The Company is subject to the reporting requirements of federal securities laws, including the Sarbanes-Oxley Act of 2002. Among other requirements, the Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. The Company has, and expects to continue to, expend significant management time and resources maintaining documentation and testing internal control over financial reporting. While management's evaluation as of June 30, 2008 resulted in the conclusion that the Company's internal control over financial reporting was effective as of that date, the Company cannot predict the outcome of testing in future periods. If the Company concludes in future periods that its internal control over financial reporting is not effective, or if its independent registered public accounting firm is not able to render the required attestations, it could result in lost investor confidence in the accuracy, reliability, and completeness of the Company's financial reports.

The value of the Company's common stock may experience substantial fluctuations for reasons over which the Company has little control. The value of common stock could fluctuate substantially based on a variety of factors, including, among others:

actual or anticipated fluctuations in operating results;
announcements concerning the Company, competitors, or industry;
overall volatility of the stock market;
changes in government regulations;
changes in the financial estimates of securities analysts or investors regarding the Company, the industry, or competitors; and
general market or economic conditions.

Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in results of operations and general economic, political, and market conditions, may adversely affect the value of the Company's common stock.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, as of June 30, 2008, are as follows:

	Number of Facilities
	Furniture	Electronic Manufacturing Services	Unallocated Corporate	Total
Indiana	15	2	5	22
Kentucky	2			2
Florida		1		1
California	1	1		2
Idaho	1			1
Mexico		1		1
Thailand		1		1
Poland		1		1
China	1	1		2
United Kingdom		1		1
Ireland		1		1
Total Facilities	20	10	5	35

The listed facilities occupy approximately 5,224,000 square feet in aggregate, of which approximately 5,015,000 square feet are owned and 209,000 square feet are leased. Square footage of these facilities is summarized by segment as follows:

	Approximate Square Footage
	Furniture	Electronic Manufacturing Services	Unallocated Corporate	Total
Owned	3,736,000	936,000	343,000	5,015,000
Leased	21,000	168,000	20,000	209,000
Total	3,757,000	1,104,000	363,000	5,224,000

During fiscal year 2008, within the EMS segment, the Company ceased production at a Gaylord, Michigan, facility and a Hibbing, Minnesota, facility.  The Gaylord facility is currently held for sale.  The lease on the Hibbing facility expires on December 31, 2008.  The Company plans to exit, within the EMS segment, the Ireland facility during fiscal year 2009 and the United Kingdom facility in fiscal year 2011 as part of the Company's plan to consolidate these facilities and the Poland facility into a new, larger facility in Poland.

Included in Unallocated Corporate are executive, national sales and administrative offices, a recycling facility, and a training and education center and corporate showroom.  The Company sold its child development facility during the first quarter of fiscal year 2008.

Generally, properties are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize a reduced second or third shift. Due to sales fluctuations, not all facilities were utilized at normal capacity during fiscal year 2008.

Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.

Operating leases for all facilities and related land, including idle facilities and nine leased showroom facilities, total 402,000 square feet and expire from fiscal year 2009 to 2056 with many of the leases subject to renewal options. The leased showroom facilities are in six states and the District of Columbia.  (See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases.)

The Company owns approximately 27,800 acres of land which includes land where various Company facilities reside, including approximately 27,300 acres generally for hardwood timber reserves and approximately 180 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities, and for possible future expansions).  During fiscal year 2009, the Company intends to sell approximately 27,300 acres of timber and farm land that it currently owns.

Item 3 - Legal Proceedings

The Registrant and its subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business, which individually, or in aggregate, are not expected to be material.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2008.

Executive Officers of the Registrant

The executive officers of the Registrant as of September 2, 2008 are as follows:

(Age as of September 2, 2008)

Name	Age	Office and Area of Responsibility	Executive Officer Since
James C. Thyen	64	President, Chief Executive Officer, Director	1974
Douglas A. Habig	61	Chairman of the Board	1975
Robert F. Schneider	47	Executive Vice President, Chief Financial Officer	1992
Donald D. Charron	44	Executive Vice President, President-Kimball Electronics Group	1999
P. Daniel Miller	60	Executive Vice President, President-Furniture	2000
Michelle R. Schroeder	43	Vice President, Corporate Controller (functioning as Principal Accounting Officer)	2003
John H. Kahle	51	Executive Vice President, General Counsel, Secretary	2004
Gary W. Schwartz	60	Executive Vice President, Chief Information Officer	2004

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

PART II

Item 5 - Market for Registrant's Common Equity, Related Share Owner Matters and Issuer Purchases of Equity Securities

Market Prices

The Company's Class B Common Stock trades on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol: KBALB.   High and low sales prices by quarter for the last two fiscal years as quoted by the NASDAQ system are as follows:

	2008		2007
	High	Low	High	Low
First Quarter	$14.38	$10.94	$20.20	$16.00
Second Quarter	$15.35	$11.35	$25.95	$18.72
Third Quarter	$13.96	$ 9.51	$25.72	$18.51
Fourth Quarter	$11.52	$ 8.28	$20.04	$12.85

There is no established public trading market for the Company's Class A Common Stock.  However, Class A shares are convertible on a one-for-one basis to Class B shares.

Dividends

There are no restrictions on the payment of dividends except charter provisions that require on a fiscal year basis, that shares of Class B Common Stock are entitled to $0.02 per share dividend more than the dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock.  During fiscal year 2008, dividends declared were $23.7 million, or $0.62 per share on Class A Common Stock and $0.64 per share on Class B Common Stock.  Included in these figures are dividends computed and accrued on unvested Class A and Class B restricted share units, which will be paid by a conversion to the equivalent value of common shares after a specified vesting period.  Dividends by quarter for fiscal year 2008 compared to fiscal year 2007 are as follows:

	2008		2007
	Class A	Class B	Class A	Class B
First Quarter	$0.155	$0.16	$0.155	$0.16
Second Quarter	$0.155	$0.16	$0.155	$0.16
Third Quarter	$0.155	$0.16	$0.155	$0.16
Fourth Quarter	$0.155	$0.16	$0.155	$0.16
Total Dividends	$0.620	$0.64	$0.620	$0.64

Share Owners

On August 15, 2008, the Company's Class A Common Stock was owned by 541 Share Owners of record, and the Company's Class B Common Stock was owned by 1,700 Share Owners of record, of which 275 also owned Class A Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III for information on securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

The following table presents a summary of share repurchases made by the Company during the fourth quarter of fiscal year 2008:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [2]
Month #1 (April 1 - April 30, 2008)	-0-	$ -0-	-0-	2,000,000
Month #2 (May 1 - May 31, 2008)	6,022	$10.29	-0-	2,000,000
Month #3 (June 1 - June 30, 2008)	-0-	$ -0-	-0-	2,000,000
Total	6,022	$10.29	-0-

[1]  Shares were withheld from employees to satisfy tax withholding obligations due in connection with stock issued under the 2003 Stock Option and Incentive Plan.

[2]  The share repurchase program authorized by the Board of Directors was announced on October 16, 2007.  The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased.  The repurchases shown in this table were not pursuant to this program and therefore did not reduce the two million shares authorized for repurchase under the program.

Performance Graph

The following performance graph is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934 and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing.

The graph below compares the cumulative total return to Share Owners of the Company's Class B Common Stock from June 30, 2003, through June 30, 2008, the last business day in the respective fiscal years, to the cumulative total return of the NASDAQ Stock Market (U.S. and Foreign) and a peer group index for the same period of time.  Due to the diversity of its operations, the Company is not aware of any public companies that are directly comparable to it.  Therefore, the peer group index is comprised of publicly traded companies in both of the Company's segments, as follows:

EMS Segment:  Benchmark Electronics, Inc., Jabil Circuit, Inc., Plexus Corp.
Furniture Segment:  HNI Corp., Knoll Inc., Steelcase, Inc., Herman Miller, Inc.

In order to reflect the segment allocation of Kimball International, Inc., a market capitalization-weighted index was first computed for each segment group, then a composite peer group index was calculated based on each segment's proportion of net sales to total consolidated sales for each fiscal year.  The public companies included in the peer group have a larger revenue base than each of the Company's business segments.

The performance graph also includes the S&P Midcap 400 Index, which, in years prior to fiscal year 2008, had been an index of companies with market capitalization levels similar to the Company.  However, this index is no longer comparable.  The S&P Midcap 400 index is provided in the graph below to show the impact of the transition between this index and the new peer group index and will not be provided in future years.

The graph assumes $100 is invested in the Company's stock and each of the three indexes at the closing market quotations on June 30, 2003 and that dividends are reinvested.  The performances shown on the graph are not necessarily indicative of future price performance.

	2003	2004	2005	2006	2007	2008
Kimball International, Inc.	$100.00	$ 98.85	$ 92.56	$144.82	$106.55	$ 66.83
NASDAQ Stock Market (U.S. & Foreign)	$100.00	$127.18	$127.04	$135.21	$162.10	$142.32
Peer Group Index	$100.00	$130.23	$150.28	$146.50	$142.02	$102.45
S&P Midcap 400 Index	$100.00	$127.98	$145.94	$164.88	$195.40	$181.07

Item 6 - Selected Financial Data

This information should be read in conjunction with Item 8 - Financial Statements and Supplementary Data and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Year Ended June 30
	2008	2007	2006	2005	2004
(Amounts in Thousands, Except for Per Share Data)
Net Sales	$1,351,985	$1,286,930	$1,109,549	$1,004,386	$ 992,823

Income from Continuing Operations	$ 78	$ 23,266	$ 28,613	$ 18,342	$ 28,253

Earnings Per Share from Continuing Operations
Basic:
Class A	$ 0.00	$ 0.60	$ 0.74	$ 0.48	$ 0.73
Class B	$ 0.00	$ 0.61	$ 0.75	$ 0.48	$ 0.75

Diluted:
Class A	$ 0.00	$ 0.58	$ 0.74	$ 0.47	$ 0.72
Class B	$ 0.00	$ 0.60	$ 0.75	$ 0.48	$ 0.74

Total Assets	$ 722,667	$ 694,741	$ 679,021	$ 600,540	$ 614,069

Long-Term Debt, Less Current Maturities	$ 421	$ 832	$ 1,125	$ 350	$ 395

Cash Dividends Per Share:
Class A	$ 0.62	$ 0.62	$ 0.62	$ 0.62	$ 0.62
Class B	$ 0.64	$ 0.64	$ 0.64	$ 0.64	$ 0.64

The preceding table excludes all income statement activity of the discontinued operations.

Fiscal year 2008 income from continuing operations included $14.6 million ($0.39 per diluted share) of after-tax restructuring expenses and $0.7 million ($0.02 per diluted share) of after-tax income received as part of a Polish offset credit program for investments made in the Company's Poland operation.

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

Management currently considers the following events, trends, and uncertainties to be most important to understanding the Company's financial condition and operating performance:

Globalization continues to reshape not only the industries in which the Company operates but also its key customers.
  The Company is continually assessing its strategies in relation to the instability in the U.S. economic environment and the volatility of the U.S. financial markets. A portion of the Company's office furniture sales are to financial institutions which are being impacted by the credit market issues. The Company is closely monitoring market changes in order to proactively adjust discretionary spending in anticipation of the impact those market changes may have on its sales and operations.

Competitive pricing within the EMS segment and on select projects within the Furniture segment continues to put pressure on the Company's operating margins.
Increased upward pressure on commodity and fuel prices is expected to be a challenge the Company will continue to address in the near term.
The Company currently has excess capacity at select operations.
  The Business and Institutional Furniture Manufacturer Association (BIFMA International) lowered its projection for growth in the office furniture industry and is currently projecting a year-over-year decline in the office furniture industry for the remainder of calendar years 2008 and 2009.

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

  Successful execution of the Company's restructuring plans is critical to the Company's future performance. The success of the restructuring initiatives is dependent on accomplishing the plans in a timely and effective manner. A critical component of the restructuring initiatives is transfer of production among facilities which during fiscal year 2008 contributed to some manufacturing inefficiencies and excess working capital. The Company's restructuring plans are discussed in the segment discussions below.

  The EMS segment's new operation in China started production in June 2007.  The continued success of this start-up operation is critical for securing additional customers and increasing facility utilization.

  Beginning in the third quarter of fiscal year 2007, the EMS segment was impacted by a reduction in the pricing of select raw material which is purchased from a major customer, Bayer AG and affiliates. The selling price of the finished product back to that customer has likewise been reduced by an amount equal to the material price reduction. Fiscal year 2008 had a full-year impact of this pricing reduction while fiscal year 2007 only had the impact for half of the year and thus resulted in a $65 million net sales reduction in fiscal year 2008 when compared to fiscal year 2007.  Gross profit dollars were not impacted, but the consolidated fiscal year-to-date 2008 gross profit as a percent of net sales measure increased approximately 1 percentage point as a result of this pricing change compared to fiscal year 2007. Selling, general and administrative (SG&A) costs as a percent of net sales increased by a similar percentage. There was no impact to net income and net cash flows.

  The Company continues to have a strong balance sheet which includes a net cash position from an aggregate of cash, cash equivalents, and short-term investments, less short-term borrowings under credit facilities totaling $29.8 million at June 30, 2008.

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

To address these and other trends and events, the Company has taken, or continues to consider and take, the following actions:

  As end markets dictate, the Company is continually assessing excess capacity and developing plans to better utilize manufacturing operations, including shifting manufacturing capacity to lower cost venues as necessary. During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company presently has an operation in Poznan. As part of the plan, the Company will consolidate its EMS facilities located in Longford, Ireland; Bridgend, Wales; and Poznan into a new, larger facility in Poznan. In fiscal year 2008, the Company also completed the consolidation of U.S. manufacturing facilities within the EMS segment due to excess capacity resulting in the exit of two facilities. These activities are discussed in more detail in the fiscal year 2008 EMS segment discussion below.

  As part of the Company's diversification plan for the EMS segment, during the third quarter of fiscal year 2007, the Company acquired Reptron. This acquisition is discussed in more detail in the fiscal year 2008 EMS segment discussion below.

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

Discontinued Operations

During the first quarter of fiscal year 2007, the Company approved a plan to exit the production of PTV cabinets and stands within the Furniture segment, which resulted in the exit of the Company's Juarez, Mexico, operation. Production ceased at the Juarez facility during the second quarter of fiscal year 2007, and all inventory has been sold. Miscellaneous wrap-up activities including disposition of remaining equipment were complete as of June 30, 2007. During the fourth quarter of fiscal year 2008 the Company bought out the remaining term of the building lease. As a result of ceasing operations at this facility, the financial results associated with the Mexican operations in the Furniture segment were classified as discontinued operations beginning in the quarter ended December 31, 2006, and all prior periods were restated.

During fiscal year 2006, the Company sold a forest products hardwood lumber business unit, a business unit which produced and sold fixed-wall furniture systems, and an operation that manufactured polyurethane and polyester molded components. All three business units were part of the Furniture segment. The cessation of these non-core operations did not impact any of the remaining operations of the Company. The results of the above-mentioned operations are reported as discontinued operations in the Company's Consolidated Financial Statements.

See Note 18 - Discontinued Operations of Notes to Consolidated Financial Statements for more information on the discontinued operations.

Financial results of the discontinued operations were as follows:

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2008	2007	2006
Net Sales of Discontinued Operations	$ -0-	$ 8,744	$ 62,110

Operating Loss of Discontinued Operations, Net of Tax	$ (124)	$ (3,068)	$ (6,639)
Loss on Disposal of Discontinued Operations, Net of Tax	-0-	(1,046)	(6,911)
Loss from Discontinued Operations, Net of Tax	$ (124)	$ (4,114)	$ (13,550)
Loss from Discontinued Operations per Class B Diluted Share	$ (0.00)	$ (0.11)	$ (0.36)

Related Party Disclosure

During fiscal year 2006, the Company's forest products hardwood lumber operation which was accounted for as a discontinued operation was sold to Indiana Hardwoods, Inc. Barry L. Cook, President of Indiana Hardwoods, Inc. was formerly employed by the Company as a Vice President of Kimball International, Inc. and had responsibility for this hardwoods lumber operation. The transaction prices were negotiated between the Company and Indiana Hardwoods, Inc. The Company also considered offers from other interested outside parties, but determined that it was in the Company's best interest financially to sell this operation to Indiana Hardwoods, Inc. The purchase price totaled $25.5 million, of which $23.5 million was collected at closing and $2.0 million was a note receivable. The Company recorded an allowance on this note receivable at the time of sale since there was uncertainty as to whether the entire balance was collectable. In fiscal year 2008, $0.3 million of expense was recorded as an additional allowance for this receivable and final payment was received for the net amount. The Company has no ongoing commitments resulting from the sales agreement.

Fiscal Year 2008 Results of Operations

The following discussions are based on income from continuing operations and therefore exclude all income statement activity of the discontinued operations.

Financial Overview - Consolidated

Fiscal year 2008 consolidated net sales were $1.35 billion compared to fiscal year 2007 net sales of $1.29 billion, a 5% increase over fiscal year 2007. The higher net sales resulted from increased EMS segment net sales related to the third quarter fiscal year 2007 Reptron acquisition within the EMS segment which contributed net sales of $144 million in fiscal year 2008 and $55 million in fiscal year 2007 as well as increased organic Furniture and EMS segment net sales. In addition, in mid-fiscal year 2007, the Company reduced the price of finished product sold to a customer in the EMS segment which carried forward through fiscal year 2008.  Fiscal year 2008 had a full-year impact of this pricing reduction while fiscal year 2007 only had the impact for half of the year and thus resulted in a $65 million net sales reduction in fiscal year 2008 when compared to fiscal year 2007, which partially offset the EMS sales increase.

The Company recorded income from continuing operations for fiscal year 2008 of $0.1 million, or less than $0.01 per Class B diluted share, inclusive of after-tax restructuring charges of $14.6 million, or $0.39 per Class B diluted share. The fiscal year 2008 restructuring charges were primarily related to the European consolidation plan, a workforce reduction plan, and the exit of two domestic EMS facilities.  Fiscal year 2007 income from continuing operations was $23.3 million, or $0.60 per Class B diluted share, inclusive of after-tax restructuring charges of $0.9 million, or $0.02 per Class B diluted share.  Information regarding the acquisition and restructurings is included in the segment discussions below.

Consolidated gross profit as a percent of sales in fiscal year 2008 was 18.4% compared to 20.3% in fiscal year 2007. Both the EMS segment and the Furniture segment contributed to the decline as discussed in more detail in the segment discussions below. Gross profit was also negatively impacted as the Company's sales mix continued to shift toward the EMS segment, which operates at a lower gross profit percentage than the Furniture segment.  Partially offsetting the fiscal year 2008 gross profit as a percent of net sales decline, the EMS customer pricing adjustment discussed above increased gross margin as a percent of net sales approximately 1 percentage point compared to fiscal year 2007 gross margin. This EMS customer pricing adjustment had no impact on the gross margin dollars for either fiscal year 2008 or fiscal year 2007 as the reduction in sales was offset by an equal reduction in material cost purchased from the same customer.

The fiscal year 2008 consolidated selling, general and administrative (SG&A) expense level in absolute dollars approximated the fiscal year 2007 level and declined as a percent of net sales. The decline in consolidated SG&A costs as a percent of net sales was primarily due to the leverage of the higher net sales level and the shift in sales mix toward the EMS segment, which has a lower SG&A percentage than the Furniture segment.

Fiscal year 2008 other income totaled $3.2 million compared to fiscal year 2007 other income of $9.9 million. Fiscal year 2008 interest expense was $0.9 million higher due to higher average outstanding debt balances, and fiscal year 2008 interest income was $1.9 million lower than fiscal year 2007 as the Company's average cash and short-term investment balances were lower. In addition, a $3.5 million decline in the market value of the Company's Supplemental Employee Retirement Plan (SERP) investments for fiscal year 2008 as compared to fiscal year 2007 contributed to the decline in other income. The loss on the SERP investment that was recognized in other income was exactly offset by a reduction in the SERP liability which was recognized in SG&A expense in accordance with U.S. GAAP.  Fiscal year 2008 other income also included $1.3 million pre-tax income relating to funds received as part of a Polish offset credit program for investments made in the Company's Poland operation.

As a result of various tax benefits in fiscal year 2008, such as tax-exempt interest income and the research and development credit, coupled with the tax benefit recorded related to the pre-tax loss, the Company recorded an overall income tax benefit greater than the pre-tax loss.  The fiscal year 2007 effective tax rate was 36%. For further detail see Note 9 - Income Taxes of Notes to Consolidated Financial Statements.

Comparing the balance sheets as of June 30, 2008 to June 30, 2007, the decline in the Company's cash and short-term investment balances was primarily a result of the Company repurchasing 1.7 million Class B shares during fiscal year 2008 under a previously authorized share repurchase program. The Company's inventory balance has increased since June 30, 2007 primarily in support of the transfer of production related to the consolidation of facilities. The Company's accounts payable balance increased since June 30, 2007 due to an agreement with select customers from which the Company also purchases materials that allows the Company to extend accounts payable terms if those customers extend the timeframe in which they pay the Company.  The Company's accounts receivable balance thus likewise increased, but to a lesser extent due to offsetting declines in accounts receivable elsewhere in the Company.  The Company's borrowings under credit facilities increased as the Company opted to borrow to fund short-term cash needs rather than sell debt securities in its investment portfolio which have favorable yields.

Electronic Manufacturing Services Segment

In an effort to improve profitability and increase Share Owner value while remaining committed to its business model of being market driven and customer centered, during the third quarter of fiscal year 2008, the Company approved a restructuring plan designed to more appropriately align its workforce in a changing business environment. Within the Company's EMS segment, the restructuring activities included realigning engineering and technical resources closer to the customer and streamlining administrative and sales processes. The plan also included reducing corporate personnel costs to more properly align with the overall sales mix change within the Company.  Expenditures were primarily for employee severance and transition costs. This plan was substantially complete as of the end of fiscal year 2008.

During the third quarter of fiscal year 2007, the Company acquired Reptron, a U.S. based electronics manufacturing services company which provided engineering services, electronics manufacturing services, and display integration services. Reptron had four manufacturing operations located in Tampa, Florida; Hibbing, Minnesota; Gaylord, Michigan; and Fremont, California. The acquisition increased the Company's capabilities and expertise in support of the Company's long-term strategy to grow business in the medical electronics and high-end industrial sectors. The operating results of this acquisition are included in the Company's consolidated financial statements beginning on the acquisition date. With the acquisition, the Company recognized it would have excess capacity in North America. Management developed a plan as of the acquisition date to consolidate capacity within the acquired facilities. Based on a review of future growth potential in various geographies and input from existing customers regarding future capacity needs, during the fourth quarter of fiscal year 2007 the Company finalized a restructuring plan within the EMS segment to exit the facility located in Gaylord, Michigan, and transfer the business to several of the Company's other EMS facilities. The Company ceased production at the facility during the second quarter of fiscal year 2008. Excess equipment was sold during the third quarter of fiscal year 2008, and the Gaylord facility is classified as held for sale. Expenditures included employee severance and transition costs which were recognized as part of the purchase price allocation, not impacting earnings. Expenditures also included losses on the sale of equipment, impairment on the facility, and an immaterial amount related to other closure activities which impacted earnings as the costs were incurred. The Company expects to recognize minimal future charges related to ongoing facility maintenance expenses. During the second quarter of fiscal year 2008, the Company approved a separate restructuring plan to further consolidate its EMS facilities that resulted in the exit of the manufacturing facility located in Hibbing, Minnesota, which was also one of the acquired Reptron facilities. Production at the Hibbing facility ceased in the fourth quarter of fiscal year 2008, and the Company's lease of the Hibbing facility will end in December 2008. A majority of the Hibbing business transferred to several of the Company's worldwide EMS facilities. Expenditures, most of which were recognized during fiscal year 2008, included employee severance and transition costs, asset and goodwill impairment, lease exit costs, and other plant closure and exit costs.

During the fourth quarter of fiscal year 2006, the Company acquired the Bridgend, Wales, United Kingdom, manufacturing operation of Bayer Diagnostics Manufacturing Limited ("BDML") from BDML and its parent company, Bayer HealthCare LLC, a member of the worldwide group of companies headed by Bayer AG.  The Wales, United Kingdom, facility provides manufacturing services for medical diagnostic systems such as assembling and packaging medical test strips and assembling and testing of electronic diagnostic testers. This facility is FDA certified and was acquired to support the Company's efforts to capitalize on growth opportunities in the medical market. Also during the fourth quarter of fiscal year 2006, the Company acquired a printed circuit board assembly operation in Longford, Ireland, from Magna Donnelly Electronics Longford Limited. Both of these acquisitions emphasized the Company's strategic expansion of global capabilities and responsiveness in serving the Company's customers. During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. As part of the plan, the Company will consolidate its EMS facilities located in Longford, Ireland; Wales, United Kingdom; and Poznan, Poland; into a new, larger facility in Poznan, which is expected to improve the Company's margins in the very competitive EMS market. The plan includes the sale of the existing Poland building at a gain which will partially fund the consolidation activities.  The plan is to be executed in stages with a projected completion date of December 2011.

During the third quarter of fiscal year 2006, the Company approved a restructuring plan within the EMS segment to exit a manufacturing facility located in Northern Indiana. As part of this restructuring plan, the production for select programs was transferred to other locations within this segment. Operations at this facility ceased in the Company's first quarter of fiscal year 2007, and the facility was sold during fiscal year 2008. The plan included employee transition costs, accelerated software amortization costs, accelerated asset depreciation, and other restructuring costs which were partially offset by gains on the sale of equipment net of other asset impairment. The decision to exit this facility was a result of excess capacity in North America.

The acquisitions are discussed in further detail in Note 2 - Acquisitions of Notes to Consolidated Financial Statements.  The restructuring plans are discussed in further detail in Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements.

EMS segment net sales and open orders were as follows:

	At or For the Year Ended June 30

	2008	2007	% Change
(Amounts in Millions)
Net Sales:
EMS Segment	$727.1	$673.0	8%

Open Orders:
EMS Segment	$205.8	$192.0	7%

Fiscal year 2008 EMS segment net sales increased $54 million, or 8%, from fiscal year 2007.  The acquisition completed midway through the third quarter of fiscal year 2007 within the EMS segment contributed sales of $144 million in fiscal year 2008 and $55 million in fiscal year 2007. In addition, in mid-fiscal year 2007, the Company reduced the price of finished product sold to a customer in the EMS segment which carried forward through fiscal year 2008.  Fiscal year 2008 had a full-year impact of this pricing reduction while fiscal year 2007 only had the impact for half of the year and thus resulted in a $65 million net sales reduction in fiscal year 2008 when compared to fiscal year 2007.  See the discussion below for more information on this selling price change. Increased sales to customers in the medical, industrial control, and public safety industries more than offset decreased sales to customers in the automotive industry driven by declines in the domestic automotive market. Due to the contract nature of the Company's business, open orders at a point in time may not be indicative of future sales trends.

The EMS segment recorded a loss from continuing operations of $15.3 million for fiscal year 2008, inclusive of after-tax restructuring charges of $12.8 million primarily related to the European consolidation plan, the workforce reduction plan, and the exit of two domestic EMS facilities.  EMS segment fiscal year 2007 income from continuing operations totaled $1.0 million, inclusive of after-tax restructuring charges of $0.1 million.

Fiscal year 2008 gross profit as a percent of net sales declined 1.2 percentage points compared to fiscal year 2007. Fiscal year 2008 gross profit was negatively impacted by excess capacity costs and inefficiencies some of which were associated with the closure of two domestic facilities and the related transfer of production to other facilities within this segment. Gross profit was also negatively impacted by a shift in product mix to lower margin product.

Beginning in the third quarter of fiscal year 2007, gross profit as a percent of sales was favorably impacted by a reduction in the pricing of select raw material which is purchased from Bayer AG and affiliates, a major customer within the EMS segment. The selling price of the finished product back to Bayer AG and affiliates was likewise reduced by an amount equal to the material price reduction. While there was no impact to gross profit dollars, net income, or net cash flows related to this pricing change, gross profit as a percent of net sales increased approximately 1 percentage point, and SG&A as a percent of net sales increased by a similar percentage for fiscal year 2008 as compared to fiscal year 2007.

Fiscal year 2008 SG&A increased in both dollars and as a percent of net sales when compared to fiscal year 2007. The inclusion of the SG&A expenses of the mid-third quarter fiscal year 2007 acquisition for the entire fiscal year 2008 was the primary driver of the increase in SG&A in absolute dollars. The customer pricing adjustment mentioned above increased SG&A as a percent of net sales, and the leverage of higher sales volume decreased SG&A as a percent of net sales.  In addition, increased investments in business development resources contributed to the SG&A increase as a percent of net sales and in absolute dollars.

The fiscal year 2008 and 2007 earnings were unfavorably impacted by pre-tax costs, in millions, of $2.3 and $3.5, respectively, related to the start-up of an EMS manufacturing facility in China.  Fiscal year 2008 income from continuing operations included $1.3 million of pre-tax income relating to funds received as part of the Polish offset credit program for investments made in the Company's Poland operation.

Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Year Ended June 30
	2008	2007
Bayer AG affiliated sales as a percent of consolidated net sales	11%	15%
Bayer AG affiliated sales as a percent of EMS segment net sales	21%	30%

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

Furniture Segment

As part of the workforce reduction restructuring activities discussed in the EMS segment above, within the Company's Furniture segment, the restructuring activities included realigning information technology and procurement resources closer to the customer and streamlining administrative and sales processes to drive further synergies afforded by the alignment of the sales and manufacturing functions within this segment. Related expenditures were primarily for employee severance and transition costs. This plan was substantially complete as of the end of fiscal year 2008 with a few activities expected to occur in the first half of fiscal year 2009 in the Furniture segment.

As part of the Company's plan to sharpen focus and simplify business processes within the Furniture segment, the Company announced during the first quarter of fiscal year 2006, a plan which included consolidation of administrative, marketing, and business development functions to better serve the segment's primary markets. Expenses related to this plan included software impairment, accelerated amortization, employee severance, and other consolidation costs.  This plan was complete as of June 30, 2008.

Furniture segment net sales and open orders were as follows:

	At or For the Year Ended June 30

	2008	2007	% Change
(Amounts in Millions)
Net Sales:
Furniture Segment
Branded Furniture	$624.8	$602.9	4%
Contract Private Label Furniture	-0-	11.1	(100%)
Total	$624.8	$614.0	2%

Open Orders:
Furniture Segment
Branded Furniture	$ 101.0	$ 95.3	6%
Total	$ 101.0	$ 95.3	6%

Increased net sales volumes of both office and hospitality furniture contributed to the increased branded furniture net sales level. Price increases net of higher discounting contributed approximately $4 million to the increased net sales of branded furniture during fiscal year 2008 when compared to fiscal year 2007. Fiscal year 2008 sales of newly introduced office furniture products which the Company began selling during fiscal year 2008 approximated $57 million. Branded furniture products open orders at June 30, 2008 were 6% higher than open orders at June 30, 2007 as higher hospitality furniture open orders more than offset lower office furniture open orders. The absence of net sales and open orders of contract private label products was a result of the planned exit of this product line.  Open orders at a point in time may not be indicative of future sales trends.

The Furniture segment income from continuing operations was $13.4 million in fiscal year 2008, inclusive of after-tax restructuring charges of $1.3 million, compared to income from continuing operations of $17.8 million in fiscal year 2007, which included $0.8 million of after-tax restructuring charges. The fiscal year 2008 restructuring charges were primarily related to the workforce reduction plan, and the fiscal year 2007 restructuring charges were primarily related to the consolidation and standardization of administrative, marketing, and business development functions within this segment. Fiscal year 2008 gross profit as a percent of net sales declined 2.1 percentage points when compared to fiscal year 2007. Gross profit was negatively impacted by supply chain cost increases, increased fuel expense, a sales mix shift to lower margin product, and competitive pricing pressures.  Price increases on select office furniture products partially offset the higher costs.

As compared to fiscal year 2007, fiscal year 2008 SG&A expenses decreased in both absolute dollars and as a percent of net sales as the Furniture segment incurred lower advertising and product promotion expenses and lower incentive compensation costs.  Increased investments in the segment's sales force partially offset the other SG&A savings. The leverage of the segment's higher sales volumes also contributed to the SG&A as a percent of net sales improvement. The Furniture segment earnings were also positively impacted by savings realized through various cost reduction initiatives.

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

Fiscal Year 2007 Results of Operations

The following discussions are based on income from continuing operations and therefore exclude all income statement activity of the discontinued operations and the cumulative effect of the accounting change.  See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for additional information related to the cumulative effect of the accounting change.

Financial Overview - Consolidated

Fiscal year 2007 consolidated net sales were $1.29 billion compared to fiscal year 2006 net sales of $1.11 billion, a 16% increase over fiscal year 2006. Acquisitions completed in the fourth quarter of fiscal year 2006 and in the third quarter of fiscal year 2007 within the EMS segment contributed net sales of $319.3 million in fiscal year 2007 and $61.5 million in fiscal year 2006. Income from continuing operations for fiscal year 2007 was $23.3 million, or $0.60 per Class B diluted share, inclusive of after-tax restructuring charges of $0.9 million, or $0.02 per Class B diluted share. Fiscal year 2006 income from continuing operations was $28.6 million, or $0.75 per Class B diluted share, inclusive of after-tax restructuring charges of $2.8 million, or $0.07 per Class B diluted share.

Consolidated gross profit as a percent of sales in fiscal year 2007 was 20.3% compared to 22.4% in fiscal year 2006. With the fiscal year 2007 and 2006 acquisitions, the Company's sales mix continued to shift toward the EMS segment. Since the EMS segment operated at a lower gross profit percentage than the Furniture segment, this contributed to the consolidated gross profit downward trend. The fiscal year 2007 EMS segment gross profit percentage declined compared to fiscal year 2006 while the fiscal year 2007 Furniture segment gross profit percentage improved compared to fiscal year 2006.

Consolidated selling, general and administrative (SG&A) expenses increased in absolute dollars but decreased as a percent of net sales compared to fiscal year 2006. The decline in consolidated SG&A costs as a percent of net sales was due to the leverage of the additional net sales from the acquisitions and the shift in sales mix toward the EMS segment, which has a lower SG&A percentage than the Furniture segment.

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

Electronic Manufacturing Services Segment

EMS segment net sales and open orders were as follows:

	At or For the Year Ended June 30

	2007	2006	% Change
(Amounts in Millions)
Net Sales	$673.0	$496.7	35%

Open Orders	$192.0	$130.6	47%

Fiscal year 2007 EMS segment net sales increased $176.3 million, or 35%, from fiscal year 2006 due to the acquisitions. Acquisitions completed in the fourth quarter of fiscal year 2006 and in the third quarter of fiscal year 2007 within the EMS segment contributed sales of $319.3 million in fiscal year 2007 and $61.5 million in fiscal year 2006. The selling price change to Bayer AG and affiliates reduced fiscal year 2007 net sales by approximately $64 million. Increased sales to customers in the medical and industrial control industries more than offset decreased sales to customers in the automotive industry driven by declines in the domestic automotive market. Excluding acquisitions, sales to customers in the medical industry would have declined.

The open orders increase was driven by the acquisitions. Open orders as of June 30, 2007 have been adjusted to be consistent with the calculation of open orders as of June 30, 2008.  Due to the contract nature of the Company's business, open orders at a point in time may not be indicative of future sales trends.

EMS segment fiscal year 2007 income from continuing operations totaled $1.0 million, inclusive of after-tax restructuring charges of $0.1 million, as compared to fiscal year 2006 income from continuing operations of $6.5 million, inclusive of after-tax restructuring charges of $0.5 million. The restructuring charges were related to the exit of a North American manufacturing facility as discussed in more detail in Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements.

Beginning in the third quarter of fiscal year 2007, gross profit as a percent of sales was favorably impacted by a reduction in the pricing of select raw material which is purchased from Bayer AG and affiliates. The selling price of the finished product back to Bayer AG and affiliates was likewise reduced by an amount equal to the material price reduction. While there was no impact to gross profit dollars, net income, or net cash flows related to this pricing change, gross profit as a percent of net sales increased, and SG&A as a percent of net sales increased by a similar percentage. This relationship with Bayer AG and affiliates was part of an acquisition completed in the fourth quarter of fiscal year 2006.

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

The fiscal year 2007 and 2006 earnings were unfavorably impacted by after-tax costs, in millions, of $3.5 and $0.4, respectively, related to the start-up of a manufacturing facility in China. There were minimal sales recorded for the China facility during fiscal year 2007. Fiscal year 2006 income from continuing operations included $1.3 million of after-tax income relating to funds received as part of the Polish offset credit program for investments made in the Company's Poland operation. Fiscal year 2006 EMS segment earnings also benefited from a lower effective tax rate due to adjustments to income tax accruals.

Included in this segment were a significant amount of sales to Bayer AG affiliates and TRW Automotive, Inc. Sales to these two customers accounted for the following portions of consolidated net sales and EMS segment net sales:

	Year Ended June 30
	2007	2006
Bayer AG affiliated sales as a percent of consolidated net sales	15%	6%
TRW sales as a percent of consolidated net sales	8%	12%
Bayer AG affiliated sales as a percent of EMS segment net sales	30%	13%
TRW sales as a percent of EMS segment net sales	14%	27%

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

Furniture Segment

Furniture segment net sales and open orders were as follows:

	At or For the Year Ended June 30

	2007	2006	% Change
(Amounts in Millions)
Net Sales:
Furniture Segment
Branded Furniture	$602.9	$573.8	5%
Contract Private Label Furniture	11.1	38.8	(71%)
Total	$614.0	$612.6	0%

Open Orders:
Furniture Segment
Branded Furniture	$ 95.3	$ 94.7	1%
Contract Private Label Furniture	-0-	2.0	(100%)
Total	$ 95.3	$ 96.7	(1%)

Price increases net of higher discounting increased fiscal year 2007 net sales of branded furniture, which includes office and hospitality furniture, by approximately $2.3 million as compared to fiscal year 2006. Increased net sales volumes of hospitality furniture also contributed to the increased branded furniture net sales level. Fiscal year 2007 sales of newly introduced office furniture products which the Company began selling during fiscal year 2007 approximated $24.0 million. Branded furniture products open orders at June 30, 2007 were 1% higher than open orders at June 30, 2006, as higher hospitality furniture open orders offset lower office furniture open orders. Net sales of contract private label products decreased in conjunction with the planned exit of this product line.

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

See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for more information on restructuring charges.

Liquidity and Capital Resources

Working capital at June 30, 2008 was $163 million compared to working capital of $199 million at June 30, 2007. The current ratio was 1.5 at June 30, 2008 and 1.8 at June 30, 2007.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO), for fiscal year 2008 increased to 46.6 from 44.0 for fiscal year 2007. The DSO increase was primarily due to certain customers extending the timeframe in which they pay the Company. The Company also purchases materials from these customers and has an agreement that likewise allows the Company to extend accounts payable terms.  The Company defines DSO as the average of monthly accounts and notes receivable divided by an annual average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for fiscal year 2008 increased to 59.9 from 55.7 for fiscal year 2007. The increased PDSOH was driven by EMS segment increased average inventory balances primarily in support of transfers of production between manufacturing facilities within the EMS segment. The Company defines PDSOH as the average of the monthly gross inventory divided by an annual average day's cost of sales.

The Company does not disclose discontinued operations separately from continuing operations in the Consolidated Statements of Cash Flows. However, for clarity purposes, the Company does separately disclose the adjustment to net income for the loss on disposal of discontinued operations in cash flows from operating activities and the proceeds from disposal of discontinued operations in cash flows from investing activities.

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings under credit facilities decreased from $80 million at June 30, 2007 to $30 million at June 30, 2008, as cash flow generated from operations was more than offset by cash payments during the fiscal year for capital expenditures, share repurchases, and dividends.  Operating activities generated $43 million of cash flow in fiscal year 2008 compared to $44 million in fiscal year 2007.  The Company's repurchase of Class B shares under a previously authorized share repurchase program utilized $25 million of cash.  The Company reinvested $51 million into capital investments for the future, primarily for manufacturing equipment and facility improvements.  During fiscal year 2009, the Company expects to continue to invest in manufacturing equipment and also plans to construct a new EMS manufacturing facility in Poland as part of the consolidation of the European manufacturing footprint. The land and new facility are expected to cost approximately $35 million, and the Company has a conditional agreement to sell the current Poland facility for approximately $24 million. During fiscal year 2009, the Company intends to sell approximately 27,300 acres of timber and farm land that it currently owns. Fiscal year 2008 financing cash flow activities included $24 million in dividend payments, which remained flat with fiscal year 2007.

The Company previously maintained a $75 million credit facility with an expiration date in May 2009 that allowed for both issuances of letters of credit and cash borrowings. During the fourth quarter of fiscal year 2008, the Company replaced the $75 million credit facility with a $100 million credit facility which expires in April 2013. The $75 million credit facility provided an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent. Similarly, the $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to participating banks' consent. Similar to the previous $75 million credit facility, the $100 million credit facility requires the Company to comply with certain debt covenants including interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at June 30, 2008.

At June 30, 2008, the Company had $52.6 million of short-term borrowings outstanding. The outstanding balance consisted of $17.3 million for a Euro currency borrowing which provides a natural currency hedge against Euro denominated intercompany notes between the U.S. parent and the Euro functional currency subsidiaries, and an additional $33.6 million borrowing funded short-term cash needs. In addition, at June 30, 2008, the Company had $1.7 million of short-term borrowings outstanding under a separate Thailand credit facility which is backed by the $100 million credit facility. The Company also had letters of credit against the credit facility. Total availability to borrow under the $100 million credit facility was $44.2 million at June 30, 2008. At June 30, 2007, the Company had $18.9 million of short-term borrowings outstanding under the $75 million credit facility.

The Company also has a credit facility for which the expiration date has been extended to November 2008 for its electronics operation in Wales, United Kingdom, which allows for multi-currency borrowings up to 2 million Sterling equivalent (approximately $4 million U.S. dollars at current exchange rates) and is available to cover bank overdrafts. Bank overdrafts may be deemed necessary to satisfy short-term cash needs rather than funding from intercompany sources. At June 30, 2007, as collateral subject to lien, this facility required 3 million Euro (approximately $4 million U.S. dollars) to be held as restricted cash which was classified as other long-term assets on the Company's balance sheet. The restricted cash is no longer required as collateral and was reclassified to cash and cash equivalents on the Company's balance sheet. At June 30, 2008, the Company had no borrowings outstanding under the overdraft facility. At June 30, 2007, the Company had $3.0 million U.S. dollar equivalent of Sterling-denominated short-term borrowings outstanding under the overdraft facility. See Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements for more information on the credit facilities.

At June 30, 2007, the Company's outstanding balance in senior secured notes was $4.5 million. These notes represented the remaining portion of notes originally held by Reptron which was not tendered as of the date of the acquisition. The Company redeemed the notes during fiscal year 2008. The notes were classified as Current Liabilities on the Consolidated Balance Sheets.  See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for information on the Reptron acquisition.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the Company's credit facilities will be sufficient in fiscal year 2009 and the foreseeable future for working capital needs, dividends, and for funding investments in the Company's future, including potential acquisitions. The Company's primary source of funds is its ability to generate cash from operations to meet its liquidity obligations, which could be affected by factors such as a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. The Company's secondary source of funds is its credit facilities. The $100 million credit facility is contingent on complying with certain debt covenants. The Company does not expect the covenants to limit or restrict its ability to borrow on the facility in fiscal year 2009. The Company anticipates maintaining a strong liquidity position for the next twelve months. The Company does not expect the absence of cash flows from discontinued operations to have a material effect on future liquidity and capital resources.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Contractual Obligations

The following table summarizes the Company's contractual obligations as of June 30, 2008.

	Payments Due During Fiscal Years Ending June 30,
(Amounts in Millions)	Total	2009	2010-2011	2012-2013	Thereafter
Recorded Contractual Obligations:
Long-Term Debt Obligations (a)	$ 0.5	$ 0.1	$ 0.1	$ 0.0	$ 0.3
Capital Lease Obligations (a)	0.4	0.4	0.0	0.0	0.0
Other Long-Term Liabilities Reflected on the Balance Sheet (b) (c) (d)	34.8	10.9	13.4	1.6	8.9

Unrecorded Contractual Obligations:
Operating Leases (d)	18.9	3.8	6.6	4.3	4.2
Purchase Obligations (e)	298.0	272.0	16.3	9.5	0.2
Other	2.5	0.0	2.5	0.0	0.0
Total	$355.1	$287.2	$38.9	$15.4	$13.6

(a) Refer to Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements for more information regarding Long-Term Debt and Capital Lease Obligations. The $0.1 million long-term debt obligations and $0.4 million capital lease payments due in fiscal year 2009 are recorded as current liabilities.

(b) The timing of payments of certain items included on the "Other Long-Term Liabilities Reflected on the Balance Sheet" line above is estimated based on the following assumptions:

  The timing of Supplemental Employee Retirement Plan (SERP) payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants.  The fiscal year 2009 amount includes $3.0 million for SERP payments recorded as a current liability.
  The timing of employee transition payments related to facilities to be exited is estimated based on the expected termination in the underlying restructuring plan. The fiscal year 2009 amount also includes $6.6 million for restructuring employee transition payments recorded as a current liability.
  The timing of severance plan payments is estimated based on the average service life of employees.  The fiscal year 2009 amount also includes $0.3 million for severance payments recorded as a current liability.
  The timing of warranty payments is estimated based on historical data.  The fiscal year 2009 amount includes $1.0 million for short-term warranty payments recorded as a current liability.

(c) Excludes $2.2 million of long-term unrecognized tax benefits associated with the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), and associated accrued interest and penalties along with miscellaneous other long-term liabilities which are not tied to a contractual obligation and for which the Company cannot make a reasonably reliable estimate of the period of future payments.

(d) Refer to Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information regarding Operating Leases and certain Other Long-Term Liabilities.

(e) Purchase Obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. The amounts listed above for purchase obligations include contractual commitments for items such as raw materials, supplies, capital expenditures, services, and software acquisitions/license commitments. Cancellable purchase obligations that the Company intends to fulfill are also included in the purchase obligations amount listed above.  In certain instances, such as when lead times dictate, the Company enters into contractual agreements for material in excess of the levels required to fulfill customer orders.  In turn, agreements with the customers cover a portion of that exposure for the material which was purchased prior to having a firm order.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than standby letters of credit and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on the Company's financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information on standby letters of credit. The Company does not have material exposures to trading activities of non-exchange traded contracts.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Critical Accounting Policies

The Company's consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. The Company's management overlays a fundamental philosophy of valuing its assets and liabilities in an appropriately conservative manner. A summary of the Company's significant accounting policies is disclosed in Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of the Company's consolidated financial statements and are the policies that are most critical in the portrayal of the Company's financial position and results of operations. Management has discussed these critical accounting policies and estimates with the Audit Committee of the Company's Board of Directors and with the Company's independent registered public accounting firm.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At June 30, 2008 and June 30, 2007, the reserve for returns and allowances was $3.3 million and $3.2 million, respectively. Over the past two years, the returns and allowances reserve has been approximately 2% of gross trade receivables.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at June 30, 2008 and June 30, 2007 was $0.8 million and $1.2 million, respectively, and over the past two years, this reserve has been less than 1% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 17% and 18% of consolidated inventories at June 30, 2008 and June 30, 2007, respectively, including approximately 85% and 86% of the Furniture segment inventories at June 30, 2008 and June 30, 2007, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. The Company may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2008 and June 30, 2007, the Company's accrued liabilities for self-insurance exposure were $6.6 million and $7.0 million, respectively, excluding immaterial amounts held in a voluntary employees' beneficiary association (VEBA) trust.

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

Goodwill - Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the Company compares the carrying value of the reporting unit to an estimate of the reporting unit's fair value. If the estimated fair value is less than the carrying value, goodwill is impaired and will be written down to its estimated fair value. At June 30, 2008, goodwill was reviewed due primarily to a reduction in the Company's market capitalization; however, the interim review resulted in no additional goodwill impairment. Goodwill is assigned to and the fair value is tested at the reporting unit level. At June 30, 2008 and June 30, 2007, the Company's goodwill totaled, in millions, $15.4 and $15.5, respectively. Goodwill impairment of $0.2 million pre-tax was recorded during fiscal year 2008 related to terminated business in conjunction with the consolidation of the EMS segment Hibbing, Minnesota, operation.

New Accounting Standards

See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk: As of June 30, 2008 and 2007, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $52 million and $67 million, respectively.  These securities are classified as available-for-sale securities and are stated at market value with unrealized gains and losses recorded net of tax related effect as a component of Share Owners' Equity.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  A hypothetical 100 basis point increase in an annual period in market interest rates from levels at June 30, 2008 and 2007 would cause the fair value of these short-term investments to decline by an immaterial amount.  Further information on short-term investments is provided in Note 12 - Short-Term Investments of Notes to Consolidated Financial Statements.

The Company is exposed to interest rate risk on certain outstanding debt balances.  The outstanding loan balances under the Company's credit facilities bear interest at variable rates based on prevailing short-term interest rates.  Based on the $53 million and $22 million outstanding balances of variable rate obligations at June 30, 2008 and 2007, respectively, the Company estimates that a hypothetical 100 basis point change in interest rates would not have a material effect on annual interest expense.  Further information on debt balances is provided in Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements.

Foreign Exchange Rate Risk: The Company operates internationally, and thus is subject to potentially adverse movements in foreign currency rate changes.  The Company's risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures.  Derivatives are used only to manage underlying exposures of the Company and are not used in a speculative manner.  Further information on derivative financial instruments is provided in Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements.  The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period.

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

The Audit Committee of the Board of Directors, which is comprised of directors who are not employees of the Company, meets regularly with management, the internal auditors, and the independent registered public accounting firm to review the Company's financial policies and procedures, its internal control structure, the objectivity of its financial reporting, and the independence of the Company's independent registered public accounting firm.  The internal auditors and the independent registered public accounting firm have free and direct access to the Audit Committee, and they meet periodically, without management present, to discuss appropriate matters.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, conducted under the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that its internal control over financial reporting was effective as of June 30, 2008.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an audit report on the Company's internal control which is included herein.

/s/ James C. Thyen
JAMES C. THYEN President, Chief Executive Officer
September 2, 2008

/s/ Robert F. Schneider
ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
September 2, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Share Owners of Kimball International, Inc.:

We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the "Company") as of June 30, 2008 and 2007, and the related consolidated statements of income, share owners' equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP Indianapolis, Indiana September 2, 2008

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	June 30,	June 30,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$ 30,805	$ 35,027
Short-term investments	51,635	67,350
Receivables, net of allowances of $1,057 and $1,477, respectively	180,307	172,190
Inventories	164,961	135,901
Prepaid expenses and other current assets	37,227	34,348
Assets held for sale	1,374	3,032
Total current assets	466,309	447,848
Property and Equipment, net of accumulated depreciation of $340,076 and
$320,889, respectively	189,904	173,800
Goodwill	15,355	15,518
Other Intangible Assets, net of accumulated amortization of $66,087 and
$58,901, respectively	13,373	20,585
Other Assets	37,726	36,990
Total Assets	$ 722,667	$ 694,741
LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 470	$ 5,515
Accounts payable	174,575	150,409
Borrowings under credit facilities	52,620	21,968
Dividends payable	6,989	7,031
Accrued expenses	69,053	64,314
Total current liabilities	303,707	249,237
Other Liabilities:
Long-term debt, less current maturities	421	832
Other	26,072	17,224
Total other liabilities	26,493	18,056
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized 49,826,000 in 2008 and 2007
Shares issued 14,368,000 in 2008 and 2007	718	718
Class B - Shares authorized 100,000,000 in 2008 and 2007
Shares issued 28,657,000 in 2008 and 2007	1,433	1,433
Additional paid-in capital	14,531	14,568
Retained earnings	456,413	480,863
Accumulated other comprehensive income	12,308	3,395
Less: Treasury stock, at cost:
Class A - 2,691,000 in 2008 and 2,733,000 in 2007	(46,517)	(47,536)
Class B - 3,372,000 in 2008 and 1,761,000 in 2007	(46,419)	(25,993)
Total Share Owners' Equity	392,467	427,448
Total Liabilities and Share Owners' Equity	$ 722,667	$ 694,741
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2008	2007	2006
Net Sales	$ 1,351,985	$ 1,286,930	$ 1,109,549
Cost of Sales	1,103,511	1,025,570	860,658
Gross Profit	248,474	261,360	248,891
Selling, General and Administrative Expenses	232,131	233,409	215,857
Restructuring Expense	21,911	1,528	4,655
Operating Income (Loss)	(5,568)	26,423	28,379
Other Income (Expense):
Interest income	3,362	5,237	4,592
Interest expense	(1,967)	(1,073)	(249)
Non-operating income	3,512	6,795	7,398
Non-operating expense	(1,703)	(1,030)	(923)
Other income, net	3,204	9,929	10,818
Income (Loss) from Continuing Operations Before Taxes on Income	(2,364)	36,352	39,197
Provision (Benefit) for Income Taxes	(2,442)	13,086	10,584
Income from Continuing Operations	78	23,266	28,613
Loss from Discontinued Operations, Net of Tax	(124)	(4,114)	(13,550)
Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(46)	19,152	15,063
Cumulative Effect of Change in Accounting Principle, Net of Tax	-0-	-0-	299
Net Income (Loss)	$ (46)	$ 19,152	$ 15,362
Earnings (Loss) Per Share of Common Stock:
Basic Earnings Per Share from Continuing Operations:
Class A	$ 0.00	$ 0.60	$ 0.74
Class B	$ 0.00	$ 0.61	$ 0.75
Diluted Earnings Per Share from Continuing Operations:
Class A	$ 0.00	$ 0.58	$ 0.74
Class B	$ 0.00	$ 0.60	$ 0.75
Basic Earnings (Loss) Per Share:
Class A	$ (0.00)	$ 0.49	$ 0.39
Class B	$ (0.00)	$ 0.50	$ 0.41
Diluted Earnings (Loss) Per Share:
Class A	$ (0.00)	$ 0.47	$ 0.39
Class B	$ (0.00)	$ 0.49	$ 0.40
Average Number of Shares Outstanding:
Basic:
Class A	11,696	11,979	13,195
Class B	25,418	26,623	25,002
Totals	37,114	38,602	38,197
Diluted:
Class A	11,868	12,325	13,360
Class B	25,504	26,932	25,024
Totals	37,372	39,257	38,384
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2008	2007	2006
Cash Flows From Operating Activities:
Net (loss) income	$ (46)	$ 19,152	$ 15,362
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	-0-	-0-	(497)
Depreciation and amortization	39,421	38,905	37,907
Gain on sales of assets	(840)	(775)	(2,542)
Loss on disposal of discontinued operations	-0-	1,600	11,495
Restructuring and exit costs	2,736	953	5,885
Deferred income tax and other deferred charges	4,193	(3,764)	(8,674)
Stock-based compensation	3,979	4,922	3,695
Excess tax benefits from stock-based compensation	(14)	(1,095)	(89)
Change in operating assets and liabilities:
Receivables	3,341	2,021	(34,895)
Inventories	(22,960)	173	(2,758)
Other current assets	(2,950)	(1,663)	(2,771)
Accounts payable	13,071	(8,252)	46,013
Accrued expenses	3,468	(7,803)	8,481
Net cash provided by operating activities	43,399	44,374	76,612
Cash Flows From Investing Activities:
Capital expenditures	(49,742)	(40,881)	(29,526)
Proceeds from sales of assets	5,209	2,823	15,037
Proceeds from disposal of discontinued operations	250	721	25,231
Payments for acquisitions	(4,566)	(51,052)	(27,511)
Purchase of capitalized software and other assets	(905)	(999)	(1,991)
Purchases of available-for-sale securities	(33,184)	(116,939)	(72,033)
Sales and maturities of available-for-sale securities	53,777	152,470	25,160
Other, net	3	(683)	(605)
Net cash used for investing activities	(29,158)	(54,540)	(66,238)
Cash Flows From Financing Activities:
Payments on revolving credit facility	(4,445)	(4,440)	-0-
Proceeds from revolving credit facility	-0-	1,268	21,023
Net change in other credit facilities	32,267	925	(44)
Payments on capital leases and long-term debt	(1,022)	(565)	(131)
Repurchases of common stock	(24,844)	(1,078)	-0-
Dividends paid to Share Owners	(23,701)	(24,419)	(24,175)
Excess tax benefits from stock-based compensation	14	1,095	89
Proceeds from exercise of stock options	-0-	6,595	-0-
Repurchase of employee shares for tax withholding	(859)	-0-	-0-
Other, net	-0-	(51)	(66)
Net cash used for financing activities	(22,590)	(20,670)	(3,304)
Effect of Exchange Rate Change on Cash and Cash Equivalents	4,127	1,006	534
Net (Decrease) Increase in Cash and Cash Equivalents	(4,222)	(29,830)	7,604
Cash and Cash Equivalents at Beginning of Year	35,027	64,857	57,253
Cash and Cash Equivalents at End of Year	$ 30,805	$ 35,027	$ 64,857
Supplemental Information
--Fiscal year 2008 cash paid for acquisitions consists of payments to redeem the remaining bonds from the prior year acquisition of Reptron Electronics, Inc. ("Reptron") of $4.6 million.  Fiscal year 2007 cash paid for acquisitions consists of payments for the fiscal year 2007 acquisition of Reptron of $46.4 million and the fiscal year 2006 acquisition of the Bridgend, Wales, United Kingdom, operation of $4.7 million.  Fiscal year 2006 cash paid for acquisitions consists of payments for the fiscal year 2006 acquisition of the Bridgend, Wales, United Kingdom, operation of $27.3 million and the Longford, Ireland, operation of $0.2 million.
--Fiscal year 2008 cash payments for repurchases of common stock of $24.8 million include $2.5 million that was included in accounts payable at June 30, 2007.
--A capital lease obligation of $1.3 million was incurred when the Company entered into a lease for equipment during fiscal year 2006.
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Stock-Based Compensation	Treasury Stock	Total Share Owners' Equity
	Class A	Class B
Amounts at June 30, 2005	$ 718	$1,433	$ 4,625	$495,557	$ 901	$ (7,812)	$(67,196)	$ 428,226
Comprehensive income:
Net income				15,362				15,362
Net change in unrealized gains and losses on securities					(166)			(166)
Foreign currency translation adjustment					468			468
Net change in derivative gains and losses					(317)			(317)
Comprehensive income								15,347
Issuance of non-restricted stock ( 19,000 shares)			(146)				349	203
Net exchanges of shares of Class A and Class B
common stock ( 869,000 shares)			(3,307)				3,307	-0-
Reclassification of restricted share units relating to
adoption of FAS 123(R), Share-Based Payment
( 614,000 shares)			2,441			7,812	(10,253)	-0-
Vesting of restricted share units ( 1,000 shares)			(31)				21	(10)
Compensation expense related to stock incentive plans,
including cumulative effect adjustment			3,247					3,247
Exercise of stock options ( 8,000 shares)			(108)				134	26
Performance share issuance ( 38,000 shares)			(702)				646	(56)
Dividends declared:
Class A ( $0.62 per share)				(8,330)				(8,330)
Class B ( $0.64 per share)				(16,071)				(16,071)
Amounts at June 30, 2006	$ 718	$1,433	$ 6,019	$486,518	$ 886	$ -0-	$(72,992)	$ 422,582
Comprehensive income:
Net income				19,152				19,152
Net change in unrealized gains and losses on securities					76			76
Foreign currency translation adjustment					3,182			3,182
Net change in derivative gains and losses					574			574
Postemployment severance prior service cost					(1,323)			(1,323)
Comprehensive income								21,661
Issuance of non-restricted stock ( 8,000 shares)			73				118	191
Net exchanges of shares of Class A and Class B
common stock ( 1,138,000 shares)			5,940				(5,940)	-0-
Vesting of restricted share units			(29)					(29)
Compensation expense related to stock incentive plans			4,745					4,745
Exercise of stock options ( 469,000 shares)			28				7,242	7,270
Performance share issuance ( 101,000 shares)			(2,208)				1,667	(541)
Share repurchases ( 266,000 shares)							(3,624)	(3,624)
Dividends declared:
Class A ( $0.62 per share)				(7,609)				(7,609)
Class B ( $0.64 per share)				(17,198)				(17,198)
Amounts at June 30, 2007	$ 718	$1,433	$ 14,568	$480,863	$ 3,395	$ -0-	$(73,529)	$ 427,448
Comprehensive income:
Net loss				(46)				(46)
Net change in unrealized gains and losses on securities					433			433
Foreign currency translation adjustment					9,090			9,090
Net change in derivative gains and losses					(714)			(714)
Postemployment severance prior service cost					172			172
Postemployment severance net actuarial loss					(68)			(68)
Comprehensive income								8,867
Issuance of non-restricted stock ( 13,000 shares)			(31)				204	173
Net exchanges of shares of Class A and Class B
common stock ( 91,000 shares)			(326)				326	-0-
Vesting of restricted share units ( 12,000 shares)			(220)				188	(32)
Compensation expense related to stock incentive plans			3,763					3,763
Performance share issuance ( 139,000 shares)			(3,223)				2,173	(1,050)
Share repurchases ( 1,733,000 shares)							(22,298)	(22,298)
Cumulative effect of adoption of FIN 48, Accounting
for Uncertainty in Income Taxes				(712)				(712)
Dividends declared:
Class A ( $0.62 per share)				(7,476)				(7,476)
Class B ( $0.64 per share)				(16,216)				(16,216)
Amounts at June 30, 2008	$ 718	$1,433	$ 14,531	$456,413	$ 12,308	$ -0-	$(92,936)	$ 392,467
See Notes to Consolidated Financial Statements
				44

KIMBALL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies

  Principles of Consolidation: The consolidated financial statements include the accounts of all domestic and foreign subsidiaries.  All significant intercompany balances and transactions have been eliminated in the consolidation.

  Revenue Recognition: Revenue from product sales is recognized when title and risk transfer to the customer, which under the terms and conditions of the sale, may occur either at the time of shipment or when the product is delivered to the customer.  Shipping and handling fees billed to customers are recorded as sales while the related shipping and handling costs are included in cost of goods sold.  The Company recognizes sales net of applicable sales tax. Service revenue is recognized as services are rendered.  Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sale, resulting in a reduction of revenue.  An allowance for doubtful accounts is recorded using specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends.  Estimates of collectibility result in an increase or decrease in selling expenses.

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

  Cash, Cash Equivalents and Short-Term Investments: Cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the time of acquisition.  Cash and cash equivalents consist of bank accounts and money market funds.  Cash equivalents are stated at cost, which approximates market value.  Short-term investments consist primarily of municipal bonds and U.S. Government securities with maturities exceeding three months at the time of acquisition.  Available-for-sale securities are stated at market value, with unrealized gains and losses excluded from net income and recorded net of related tax effect in Accumulated Other Comprehensive Income, as a component of Share Owners' Equity.

  Inventories: Inventories are stated at the lower of cost or market value.  Cost includes material, labor, and applicable manufacturing overhead.  Costs associated with underutilization of capacity are expensed as incurred.  The last-in, first-out (LIFO) method was used for approximately 17% and 18% of consolidated inventories at June 30, 2008 and June 30, 2007, respectively, and remaining inventories were valued using the first-in, first-out (FIFO) method.  Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory.  Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels.  Factors considered when evaluating obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.

  Property, Equipment and Depreciation: Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided over the estimated useful life of the assets using the straight-line method for financial reporting purposes.  Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.  Major maintenance activities and improvements are capitalized; other maintenance, repairs, and minor renewals and betterments are expensed.

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

  Goodwill and Other Intangible Assets: Goodwill represents the difference between the purchase price and the value of tangible and identifiable intangible net assets resulting from business acquisitions.  Goodwill is tested annually for impairment using a fair value approach at the reporting unit level, or more often if events or circumstances change that could cause goodwill to become impaired.  At June 30, 2008, goodwill was reviewed due primarily to a reduction in the Company's market capitalization; however, the interim review resulted in no additional goodwill impairment.  The Company uses discounted cash flows to establish its reporting unit fair values.  When all or a portion of a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value method.  During fiscal year 2006, the sale of a fixed-wall furniture systems business resulted in a pre-tax goodwill impairment loss of $433, in thousands.  During fiscal year 2008, the terminated business in conjunction with the consolidation of a Hibbing, Minnesota, operation resulted in a pre-tax goodwill impairment loss of $172, in thousands.

A summary of the goodwill by segment is as follows:

	June 30,	June 30,
	2008	2007
(Amounts in Thousands)
Furniture	$ 1,733	$ 1,733
Electronic Manufacturing Services	13,622	13,785
Consolidated	$15,355	$15,518

In the Electronic Manufacturing Services (EMS) segment, goodwill decreased in the aggregate by, in thousands, $163 during fiscal year 2008 due to a $172 decrease for impairment related to terminated business in conjunction with the consolidation of a Hibbing, Minnesota, operation, a $165 decrease due to an adjustment to estimated employee transition pay related to the consolidation of a Gaylord, Michigan, operation, and a $123 decrease to adjust the fair value of assets and liabilities estimated as of the date of the Reptron acquisition, partially offset by a $96 increase related to tax provision adjustments for activity prior to the Reptron acquisition and a $201 increase due to the effect of changes in foreign currency exchange rates.  Goodwill impairment was calculated based upon the cessation of cash flows for the business activities not continuing after the facility consolidation.  The goodwill related to the Hibbing business activities continuing after the facility consolidation was transferred to the EMS reporting units which are receiving the business.

Other intangible assets consist of capitalized software, product rights, and customer relationships and are reported as Other Intangible Assets on the Consolidated Balance Sheets.  Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.

Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project.  Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing.  Software maintenance, training, data conversion, and business process reengineering costs are expensed in the period in which they are incurred.

Product rights to produce and sell certain products are amortized on a straight-line basis over their estimated useful lives, and capitalized customer relationships are amortized on estimated attrition rate of customers.  The Company has no intangible assets with indefinite useful lives which are not subject to amortization.

A summary of other intangible assets subject to amortization by segment is as follows:

	June 30,			June 30,
	2008			2007
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Furniture:
Capitalized Software	$ 43,868	$ 37,895	$ 5,973	$ 44,631	$ 35,048	$ 9,583
Product Rights	1,160	210	950	1,160	210	950
Other Intangible Assets	$ 45,028	$ 38,105	$ 6,923	$ 45,791	$ 35,258	$ 10,533

Electronic Manufacturing Services:
Capitalized Software	$ 27,228	$ 22,531	$ 4,697	$ 26,919	$ 18,887	$ 8,032
Customer Relationships	937	247	690	937	65	872
Other Intangible Assets	$ 28,165	$ 22,778	$ 5,387	$ 27,856	$ 18,952	$ 8,904

Unallocated Corporate:
Capitalized Software	$ 6,267	$ 5,204	$ 1,063	$ 5,839	$ 4,691	$ 1,148
Other Intangible Assets	$ 6,267	$ 5,204	$ 1,063	$ 5,839	$ 4,691	$ 1,148

Consolidated	$ 79,460	$ 66,087	$13,373	$ 79,486	$ 58,901	$ 20,585

During fiscal years 2008, 2007, and 2006, amortization expense of other intangible assets from continuing operations, including asset write-downs associated with the Company's restructuring plans, was, in thousands, $8,036, $8,756, and $7,735, respectively. Amortization expense in future periods is expected to be, in thousands, $5,194, $3,473, $2,174, $1,253, and $569 in the five years ending June 30, 2013, and $710 thereafter.  When placed in service, the product rights intangible asset life is expected to be five years.  The amortization period for the customer relationship intangible asset is 16 years.  The estimated useful life of internal-use software ranges from three to seven years.

  Research and Development: The costs of research and development are expensed as incurred.  Research and development costs from continuing operations were approximately, in millions, $16, $17, and $15 in fiscal years 2008, 2007, and 2006, respectively.

  Advertising:  Advertising costs are expensed as incurred.  Advertising costs from continuing operations, included in selling, general and administrative expenses were, in millions, $6.2, $8.3, and $5.6, in fiscal years 2008, 2007, and 2006, respectively.

  Insurance and Self-insurance: The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits including medical, short-term disability, and dental, with the related liabilities included in the accompanying financial statements.  The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events.  Approximately 68% of the workforce is covered under self-insured medical and short-term disability plans.

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

  Off-Balance Sheet Risk and Concentration of Credit Risk: The Company has business and credit risks concentrated in the automotive, medical, and furniture industries.  Two customers, Bayer AG and Siemens AG, represented 16% and 15%, respectively, of consolidated accounts receivable at June 30, 2008.  TRW Automotive, Inc. and Bayer AG, represented 14% and 16%, respectively, of consolidated accounts receivable at June 30, 2007.  The Company currently does not foresee a credit risk associated with these receivables.  The Company's off-balance sheet arrangements are limited to operating leases entered into in the normal course of business as described in Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.

  Non-operating Income and Expense: Non-operating income and expense include the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on Supplemental Employee Retirement Plan (SERP) investments, non-production rent income, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations.

  Foreign Currency Translation: The Company uses the U.S. dollar and Euro predominately as its functional currencies.  Foreign currency assets and liabilities are remeasured into functional currencies at end-of-period exchange rates, except for nonmonetary assets and equity, which are remeasured at historical exchange rates.  Revenue and expenses are remeasured at the weighted average exchange rate during the fiscal year, except for expenses related to nonmonetary assets, which are remeasured at historical exchange rates.  Gains and losses from foreign currency remeasurement are reported in the Other Income (Expense) category of the Consolidated Statements of Income.

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

  Derivative Instruments and Hedging Activities:  Derivative financial instruments are recognized on the balance sheet as assets and liabilities and are measured at fair value.  Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction.  Hedge accounting is utilized when a derivative is expected to be highly effective upon execution and continues to be highly effective over the duration of the hedge transaction.  Hedge accounting permits gains and losses on derivative instruments to be deferred in Accumulated Other Comprehensive Income and subsequently included in earnings in the periods in which earnings are affected by the hedged item, or when the derivative is determined to be ineffective.  The Company's use of derivatives is generally limited to forward purchases of foreign currency to manage exposure to the variability of cash flows, primarily related to the foreign exchange rate risks inherent in forecasted transactions denominated in foreign currency.

  Stock-Based Compensation: As described in Note 8 - Stock Compensation Plans of Notes to Consolidated Financial Statements, the Company maintains stock-based employee compensation plans which allow for the issuance of restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights for grant to officers and other key employees of the Company and to members of the Board of Directors who are not employees.  Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)).  Under the modified prospective method of adoption selected by the Company, compensation expense related to stock options is recognized in the income statement beginning in fiscal year 2006.  Additionally, as of the effective date, the Company eliminated its balance of Deferred Stock-Based Compensation, which represented unrecognized compensation cost for restricted share unit awards, and reclassified it to Treasury Stock and Additional Paid-In Capital, in accordance with the modified prospective transition method.

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

The Company's stock-based compensation plans allow early vesting when an employee reaches retirement age and ceases continuous service.  Under FAS 123(R), awards granted after June 30, 2005 require acceleration of compensation expense through an employee's retirement age, whether or not the employee is expected to cease continuous service on that date.  For awards granted on or before June 30, 2005, the Company accelerates compensation expense only in cases where a retirement eligible employee is expected to cease continuous service prior to an award's vesting date.  If the new provisions of FAS 123(R) had been in effect for awards granted prior to June 30, 2005, compensation expense including the pro forma effect of stock options, net of tax, would have been $0.2 million lower, $0.2 million lower, and $0.1 million higher during fiscal years 2008, 2007, and 2006, respectively.

  New Accounting Standards:  In June 2008, the Financial Accounting Standards Board (FASB) issued a FASB Staff Position (FSP) on Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The two-class method is an earnings allocation method for computing earnings per share when an entity's capital structure includes multiple classes of common stock and participating securities.  FSP EITF 03-6-1 is effective as of the beginning of the Company's fiscal year 2010 and requires that previously reported earnings per share data be recast in financial statements issued in periods after the effective date. The Company is currently evaluating the impact of FSP EITF 03-6-1 on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162).  FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is not expected to change existing practices but rather reduce the complexity of financial reporting. This statement will go into effect 60 days after the Securities and Exchange Commission approves related auditing rules and is not expected to have a material effect on the Company's consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets.  FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. As a result, the determination of intangible asset useful lives is now consistent with the method used to determine the period of expected cash flows used to measure the fair value of the intangible assets, as described in other accounting principles. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  The provisions of FSP FAS 142-3 are effective as of the beginning of the Company's fiscal year 2010 and are currently not expected to have a material effect on the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 will be effective as of the Company's third quarter of fiscal year 2009. The Company is currently evaluating the financial statement disclosures required under FAS 161.

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

In June 2007, the FASB ratified the EITF consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11).  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital.  The realized income tax benefit recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards.  EITF 06-11 will be applied prospectively for income tax benefits on dividends declared after the beginning of the Company's fiscal year 2009.  The adoption of EITF 06-11 is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 expands the use of fair value accounting, but does not affect existing standards which require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure financial instruments and certain other items, which may reduce the need to apply complex hedge accounting provisions in order to mitigate volatility in reported earnings. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings. FAS 159 is effective as of the beginning of the Company's fiscal year 2009. The Company has determined that it will not elect to use fair value accounting for any eligible items, and therefore FAS 159 will have no impact on its financial position, results of operations, or cash flows.

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

In September 2006, the FASB issued FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.  The staff position eliminated the accrue-in-advance method of accounting for planned major maintenance activities.  The Company previously used the accrue-in-advance method primarily to reserve for future aircraft maintenance activities required by Federal Aviation Administration regulations.  FSP AUG AIR-1 was effective as of the beginning of the Company's fiscal year 2008.  As of July 1, 2007, the Company adopted the deferral method whereby major maintenance activities are capitalized and depreciated over the useful life.  The adoption of the deferral method did not have a material impact on the Company's financial position, results of operations, or cash flows, thus FSP AUG AIR-1 was not retrospectively applied.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is only applicable to existing accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The standard, as originally issued, was to be effective as of the beginning of the Company's fiscal year 2009. With the issuance in February 2008 of FSP FAS 157-2, Effective Date of FASB Statement No. 157, the FASB approved a one-year deferral to the beginning of the Company's fiscal year 2010 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. In addition, the FASB has excluded leases from the scope of FAS 157 with the issuance of FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FAS 157 will be applied prospectively. The fiscal year 2009 adoption of FAS 157, applicable to financial instruments, is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.  The Company is currently evaluating the effect of applying FAS 157 to non-financial assets and liabilities in fiscal year 2010.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position if a position is more likely than not of being sustained on audit, based on the technical merits of the position.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, transition, and disclosure requirements for uncertain tax positions.  In May 2007, the FASB issued FASB Staff Position FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1).  This FSP provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The provisions of FIN 48 and FSP FIN 48-1 were effective on July 1, 2007.  See Note 9 - Income Taxes of Notes to Consolidated Financial Statements for information on the adoption of these pronouncements.

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

Note 2    Acquisitions

Fiscal Year 2007 Acquisition:

On February 15, 2007, the Company completed the acquisition of Reptron. The operating results of this acquisition are included in the Company's consolidated financial statements beginning on the acquisition date.

The acquisition is included in the Company's EMS segment and increased the Company's capabilities and expertise in support of the Company's long-term strategy to grow business in the medical electronics and high-end industrial sectors. The acquisition included four manufacturing operations located in Tampa, Florida; Hibbing, Minnesota; Gaylord, Michigan; and Fremont, California. In fiscal year 2008, pursuant to its restructuring plans, the Company ceased operations at the Gaylord, Michigan, and Hibbing, Minnesota, facilities and transferred a majority of the business to several of the Company's other worldwide EMS facilities.  See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for additional details of the restructuring plans.

The total amount of funds required to consummate the merger and to pay fees related to the merger was $50.9 million. The merger was funded with available cash and short-term investments. Merger funds were used to purchase all outstanding Reptron stock for $3.8 million, repay outstanding indebtedness and accrued interest of $17.6 million, tender senior secured notes for $22.4 million at acquisition date plus $4.8 million of senior secured notes and accrued interest redeemed in fiscal year 2008, and pay direct acquisition costs of $2.3 million.  See Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements for further information on the senior secured notes.

The following table summarizes the final purchase price allocation to assets acquired, liabilities assumed, and goodwill. The acquisition resulted in $11.9 million of goodwill for the EMS segment of the Company. Goodwill of $10.1 million is deductible for tax purposes. The Company also identified and recorded intangible assets of $0.9 million related to customer relationships. See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further disclosure related to goodwill and intangible assets. The table shown below reflects revisions made to the purchase price allocation since initially reported.  The purchase price allocation is final.

(Amounts in Thousands)	Reptron Acquisition Purchase Price Allocation
Accounts Receivable	$13,218
Inventory	24,948
Deferred Tax Asset	1,130
Other Current Assets	1,173
Property and Equipment	18,380
Customer Relationship Intangible Asset	937
Other Long-Term Assets	339
Goodwill	11,876
Total assets acquired	$72,001
Accounts Payable	$16,584
Accrued Expenses	3,547
Accrued Restructuring	767
Other Liabilities	184
Total liabilities assumed	$21,082
Net assets acquired	$50,919

Fiscal Year 2006 Acquisitions:

On April 3, 2006, the Company entered into an asset purchase agreement for the acquisition of the Bridgend, Wales, United Kingdom, manufacturing operation of Bayer Diagnostics Manufacturing Limited ("BDML") and its parent company, Bayer HealthCare LLC, a member of the worldwide group of companies headed by Bayer AG. The closing of the purchase was effective April 3, 2006. The operating results of this acquisition are included in the Company's consolidated financial statements beginning on the acquisition date.

The acquisition is included in the Company's EMS segment and better positions the Company to capitalize on growth opportunities in the medical market within this segment. The BDML capabilities have added to the Company's package of value that is offered to its medical customers and is a step in the Company's strategy to diversify its markets.

The Company paid BDML a sum of $31.5 million. Direct costs of the acquisition totaled $0.5 million.

The following table summarizes the assets acquired for the BDML acquisition. The building and land were not part of the assets acquired. The Company is leasing a portion of the facility from a third party. The table shown below reflects revisions made to the purchase price during fiscal year 2007, including liabilities related to involuntary terminations.  The purchase price adjustment is final.

(Amounts in Thousands)	BDML Acquisition Purchase Price Allocation
Inventory	$28,829
Property and equipment	2,035
Software	653
Deferred Tax Asset	826
Other	63
Goodwill	1,342
Total assets acquired	$33,748
Current liabilities	1,760
Net assets acquired	$31,988

For tax purposes, the amount of goodwill recognized was, in thousands, $96 and is fully deductible. The difference between book and tax goodwill, net of deferred taxes, is due to the liabilities for involuntary employee terminations recognized for book purposes that were not part of the purchase price allocation for tax purposes. The entire amount of goodwill was allocated to the EMS segment of the Company.

On May 5, 2006, the Company acquired a printed circuit board assembly operation in Longford, Ireland, from Magna Donnelly Electronics Longford Limited.  Assets acquired were $3.4 million, liabilities assumed were $3.5 million, and the Company received $0.1 million in the acquisition.  Direct costs of the acquisition were $0.3 million.  The acquisition resulted in $0.3 million of goodwill for the EMS segment of the Company.  There were no material purchased intangible assets included in the acquisition.  The operating results of this acquisition are included in the Company's consolidated financial statements beginning on the acquisition date.  The purchase price allocation is final.

The Company is currently in the process of consolidating its EMS facilities located in Wales, Ireland, and Poland into a new, larger facility in Poland, as part of a restructuring plan to establish a European Medical Center of Expertise in Poland.  See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for additional information.

Note 3    Inventories

Inventories are valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 17% and 18% of consolidated inventories at June 30, 2008 and June 30, 2007, respectively, including approximately 85% and 86% of the Furniture segment inventories at June 30, 2008 and June 30, 2007, respectively.  The EMS segment inventories and the remaining inventories in the Furniture segment are valued using the lower of first-in, first-out (FIFO) cost or market value.

Had the FIFO method been used for all inventories, income from continuing operations would have been $1.1 million higher in fiscal year 2008, $0.1 million higher in fiscal year 2007, and $0.7 million lower in fiscal year 2006, and net income, which includes the effect of discontinued operations, would have been $1.1 million higher in fiscal year 2008, $0.1 million higher in fiscal year 2007, and $2.9 million lower in fiscal year 2006.  Additionally, inventories would have been, in millions, $18.2 and $16.4 higher at June 30, 2008 and 2007, respectively, if the FIFO method had been used.  Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased income from continuing operations by $0.1 million in fiscal year 2008, $1.1 million in fiscal year 2007, and $1.3 million in fiscal year 2006.  LIFO liquidations increased net income, which includes the effect of discontinued operations, by $0.1 million in fiscal year 2008, $1.1 million in fiscal year 2007, and $3.6 million in fiscal year 2006.

Inventory components at June 30 are as follows:

	2008	2007
(Amounts in Thousands)
Finished products	$ 42,201	$ 34,577
Work-in-process	14,363	15,162
Raw materials	126,583	102,584
Total FIFO inventory	$183,147	$152,323
LIFO Reserve	(18,186)	(16,422)
Total inventory	$164,961	$135,901

Note 4    Property and Equipment

Major classes of property and equipment at June 30 consist of the following:

	2008	2007
(Amounts in Thousands)
Land	$ 9,472	$ 9,865
Buildings and improvements	171,249	165,483
Machinery and equipment	326,136	304,531
Construction-in-progress	23,123	14,810
Total	$ 529,980	$ 494,689
Less: Accumulated depreciation	(340,076)	(320,889)
Property and equipment, net	$ 189,904	$ 173,800

The useful lives used in computing depreciation are based on the Company's estimate of the service life of the classes of property, as follows:

Years
Buildings and improvements	5 to 50
Machinery and equipment	2 to 20
Leasehold improvements	Lesser of Useful Life or Term of Lease

Depreciation and amortization of property and equipment from continuing operations, including asset write-downs associated with the Company's restructuring plans, totaled, in millions, $34.0 for fiscal year 2008, $31.7 for fiscal year 2007, and $28.5 for fiscal year 2006.

At June 30, 2008, in thousands, assets totaling $1,374 were classified as held for sale, comprised of a facility and land related to the exited EMS operation in Gaylord, Michigan.  The assets were reported as unallocated corporate assets for segment reporting purposes.  The Company expects to sell the facility and land during the next 12 months.  Due to a decline in the market value of the EMS facility, the Company recorded in the Restructuring Expense line of the Company's Consolidated Statements of Income a pre-tax impairment loss, in thousands, of $390 during fiscal year 2008, of which $310 was recorded within the EMS segment and $80 was recorded after the assets were classified as unallocated corporate.  The fair value of the assets was determined by prices for similar assets.

During fiscal year 2008, the Company sold the facility related to the exited EMS operation in Auburn, Indiana, which totaled, in thousands, $2,534 that was previously classified as held for sale and reported as unallocated corporate assets for segment reporting purposes.  The facility was sold with no resulting gain or loss as impairment, in thousands, of $157, had already been recorded during fiscal year 2008 on the Restructuring Expense line of the Company's Consolidated Statements of Income.

The Furniture segment recognized, in thousands, a $149 pre-tax loss during fiscal year 2008 due to a decline in the market value of held for sale manufacturing equipment.  The pre-tax loss of $149 was the result of impairment charges and losses on the sales of the equipment and was recorded, in thousands, as $109 in the Cost of Sales line and $40 in the Restructuring Expense line of the Company's Consolidated Statements of Income.  As of June 30, 2008, no assets were classified as held for sale within the Furniture segment.

At June 30, 2007, the Company had, in thousands, assets totaling $3,032 classified as held for sale.

Note 5    Commitments and Contingent Liabilities

Leases:

Operating leases from continuing operations for certain office, showroom, manufacturing facilities, land, and equipment, which expire from fiscal year 2009 to 2056, contain provisions under which minimum annual lease payments are, in millions, $3.8, $3.4, $3.2, $2.6, and $1.7 for the five years ended June 30, 2013, respectively, and aggregate $4.2 million from fiscal year 2014 to the expiration of the leases in fiscal year 2056.  The Company is obligated under certain real estate leases to maintain the properties and pay real estate taxes.  Certain of these leases include renewal options and escalation clauses.  Total rental expenses from continuing operations amounted to, in millions, $7.8, $6.5, and $4.7 in fiscal years 2008, 2007, and 2006, respectively.

As of June 30, 2008 and 2007, the Company had, in millions, $0.4 and $0.8, respectively, of capitalized leases for equipment.  Future minimum capital annual lease payments excluding imputed interest are, in millions, $0.4 for the fiscal year ending June 30, 2009, with no payments thereafter.

Guarantees:

As of June 30, 2008 and 2007, the Company had no guarantees issued which were contingent on the future performance of another entity.  Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of June 30, 2008 and 2007, the Company had a maximum financial exposure from unused standby letters of credit totaling $5.1 million and $14.5 million, respectively.  The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements.  Accordingly, no liability has been recorded as of June 30, 2008 and 2007 with respect to the standby letters of credit.  The Company also enters into commercial letters of credit to facilitate payments to vendors and from customers.

Product Warranties:

The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered.  Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual during fiscal years 2008 and 2007 were as follows:

(Amounts in Thousands)	2008	2007
Product Warranty Liability at the beginning of the year	$ 2,147	$ 2,127
Accrual for warranties issued	446	961
Reductions related to pre-existing warranties (including changes in estimates)	(166)	(47)
Settlements made (in cash or in kind)	(957)	(894)
Product Warranty Liability at the end of the year	$ 1,470	$ 2,147

Note 6    Long-Term Debt and Credit Facility

Long-term debt consists of long-term notes payable and capitalized leases.  Aggregate maturities of long-term debt for the next five years are, in thousands, $470, $60, $61, $12, and $14, respectively, and aggregate $274 thereafter.  Interest rates range from 3.455% to 9.25%.  Based upon borrowing rates currently available to the Company, the fair value of the Company's debt approximates the carrying value.

At June 30, 2008, the Company had no balances due on senior secured notes.  At June 30, 2007, the Company's outstanding balance in senior secured notes was $4.5 million.  These notes represented the remaining portion of notes originally held by Reptron which was not tendered as of the date of the acquisition.  The notes were valued in the preliminary purchase price allocation at their stated 101% redemption price, which approximated their fair value.  As of the acquisition date, the indenture agreement related to the remaining notes was amended to eliminate or modify substantially all of the restrictive covenants in the indenture.  The notes were irrevocably and unconditionally guaranteed by the acquired Reptron legal entity and were secured by the assets of this legal entity.  The Reptron legal entity was in compliance with all terms and covenants of the notes, as amended, as of June 30, 2007.  The maturity date of the notes was February 2009; however, the Company redeemed the notes in the first quarter of fiscal year 2008.  The notes were redeemed at the stated redemption price equal to 101% of the principal amount together with interest accrued at a fixed 8% annual interest rate through the redemption date.  As of June 30, 2007, the notes were classified as Current Liabilities on the Consolidated Balance Sheets.  See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for information on the Reptron acquisition.

The Company maintains a revolving credit facility which expires in April 2013 and provides for up to $100 million in borrowings, with an option to increase the amount available for borrowing to $150 million at the Company's request, subject to participating banks' consent.  The $100 million credit facility replaced a previous $75 million credit facility, which also provided an option to increase the amount available for borrowing to $125 million at the Company's request, subject to participating banks' consent.  The Company uses this facility for acquisitions and general corporate purposes.  A commitment fee is payable on the unused portion of the credit facility which was immaterial to the Company's operating results for fiscal years 2008, 2007, and 2006.  The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 12.5 to 15.0 basis points per annum as determined by the Company's leverage ratio.  Borrowings under the credit agreement bear interest at a floating rate based, at the Company's option, upon a London Interbank Offered Rate (LIBOR) plus an applicable percentage or the greater of the federal funds rate plus an applicable percentage and the prime rate.  The Company is in compliance with debt covenants requiring it to maintain certain debt-to-total capitalization, interest coverage ratio, minimum net worth, and other terms and conditions.

The Company also maintains a separate foreign credit facility which is backed by the $100 million revolving credit facility.  The separate foreign credit facility is expected to be reviewed in May 2009 for renewal.  The interest rate applicable to borrowings in US dollars under the separate foreign credit facility is charged at 0.75% per annum over the Singapore Interbank Money Market Offered Rate (SIBOR).  The interest rate on borrowings in Thai Baht under the separate foreign credit facility is charged at the prevailing market rate.

At June 30, 2008, the Company had $52.6 million of short-term borrowings outstanding.  The outstanding balance consisted of $17.3 million for a Euro currency borrowing which provides a natural currency hedge against Euro denominated intercompany notes between the US parent and the Euro functional currency subsidiaries, and an additional $33.6 million funded short-term cash needs.  The Company also had letters of credit against the credit facility.  In addition, at June 30, 2008, $1.7 million of short-term borrowings were outstanding under a separate foreign credit facility which is backed by the $100 million credit facility.  Total availability to borrow under the $100 million credit facility was $44.2 million at June 30, 2008.  At June 30, 2007, the Company had $18.9 million of short-term borrowings outstanding under the credit facility.

The Company also has a credit facility for its electronics operation in Wales, United Kingdom.  The facility will be reviewed in November 2008 and will expire if not renewed at that time. The facility allows for multi-currency borrowings up to 2 million Sterling equivalent (approximately $4 million US dollars) and is available to cover bank overdrafts.  Bank overdrafts may be deemed necessary to satisfy short-term cash needs rather than funding from intercompany sources.  The interest rate applicable to the Sterling overdraft facility is charged at 1% per annum over the Bank of England's Sterling Base Rate.  At June 30, 2008, the Company had no borrowings outstanding under the overdraft facility.  At June 30, 2007, as collateral subject to lien, this facility required 3 million Euro (approximately $4 million US dollars) to be held as restricted cash which was classified as other long-term assets on the Company's balance sheet. The restricted cash is no longer required as collateral and was reclassified to cash and cash equivalents on the Company's balance sheet. At June 30, 2007, the Company had $3.0 million US dollar equivalent of Sterling-denominated short-term borrowings outstanding under the overdraft facility.

As of June 30, 2008 and 2007, the weighted average interest rates on the Company's short-term borrowings outstanding under the credit facilities were 4.99% and 4.93%, respectively.  Cash payments for interest on borrowings were, in thousands, $2,197, $889, and $544, in fiscal years 2008, 2007, and 2006, respectively.

Note 7    Employee Benefit Plans

Retirement Plans:

The Company has a trusteed defined contribution retirement plan in effect for substantially all domestic employees meeting the eligibility requirements. The plan includes a 401(k) feature, thereby permitting participants to make additional voluntary contributions on a pre-tax basis.  Payments by the Company to the trusteed plan have a five-year vesting schedule and are held for the sole benefit of participants. The Company also maintains a trusteed defined contribution retirement plan for employees of acquired companies.

The Company maintains a supplemental employee retirement plan (SERP) for executive employees which enable them to defer cash compensation on a pre-tax basis in excess of IRS limitations.  The SERP is structured as a rabbi trust and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.

Company contributions for domestic employees are based on a percent of net income with certain minimum and maximum limits as determined by the Compensation and Governance Committee of the Board of Directors.  Total expense related to employer contributions to the retirement plans was $5.8 million for each of fiscal years 2008, 2007, and 2006.

Employees of certain foreign subsidiaries are covered by local pension or retirement plans.  Total expense related to employer contributions to these foreign plans for 2008, 2007, and 2006 was, in millions, $1.0, $0.9, and $0.2, respectively.

Severance Plans:

The Company maintains severance plans for substantially all domestic employees.  The plans provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. There are no statutory requirements for the Company to contribute to the plans, nor do employees contribute to the plans.  The plans hold no assets.  Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment.  Benefits are based upon an employee's years of service and accumulate up to certain limits specified in the plans and include both salary and medical benefits.  The components and changes in the Benefit Obligation, Accumulated Other Comprehensive Income, and Net Periodic Benefit Cost are as follows:

(Amounts in Thousands)	2008	2007
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$ 2,200	$ -0-
Service cost	282	-0-
Interest cost	120	-0-
Actuarial loss for the period	130	-0-
Benefits paid	(555)	-0-
Initial actuarial obligation recorded for severance plan	-0-	2,200
Benefit obligation at end of year	$ 2,177	$ 2,200
Balance in current liabilities	$ 283	$ 286
Balance in noncurrent liabilities	1,894	1,914
Total benefit obligation recognized in the Consolidated Balance Sheets	$ 2,177	$ 2,200
Changes and Components in Accumulated Other Comprehensive Income (before tax):
Accumulated Other Comprehensive Income at beginning of year	$ 2,200	$ -0-
Change due to unrecognized actuarial loss	113	-0-
Change due to unrecognized prior service cost	(286)	2,200
Accumulated Other Comprehensive Income at end of year	$ 2,027	$ 2,200
Balance in unrecognized actuarial loss	113	-0-
Balance in unrecognized prior service cost	1,914	2,200
Total accumulated other comprehensive income recognized in Share Owners' Equity	$ 2,027	$ 2,200
Components of Net Periodic Benefit Cost (before tax):
Service cost	$ 282	$ -0-
Interest cost	120	-0-
Amortization of prior service cost	286	-0-
Amortization of actuarial loss	17	-0-
Net periodic benefit cost recognized in the Consolidated Statements of Income	$ 705	$ -0-

The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method and management judgment.  Unusual or nonrecurring severance actions, such as those disclosed in Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements, are not estimable using actuarial methods and are expensed when incurred.

The Company amortizes prior service costs on a straight-line basis over the average remaining service period of employees that were active at the time of the plan initiation and amortizes actuarial losses on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.

The estimated actuarial net loss and prior service cost for the severance plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are, pre-tax in thousands, $15 and $286, respectively.

The following table discloses assumptions used in actuarial calculations for fiscal years 2008 and 2007:

Discount Rate	5.5%
Rate of Compensation Increase	5.0%

Note 8    Stock Compensation Plans

On August 19, 2003, the Board of Directors adopted the 2003 Stock Option and Incentive Plan (the "2003 Plan"), which was approved by the Company's Share Owners on October 21, 2003.  Under the 2003 Plan, 2,500,000 shares of Common Stock were reserved for restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights for grant to officers and other key employees of the Company and to members of the Board of Directors who are not employees.  The 2003 Plan is a ten-year plan.  The Company also has stock options outstanding under two former stock incentive plans, which are described below.  The pre-tax compensation cost that was charged against income from continuing operations for all of the plans was $4.0 million, $4.9 million, and $3.8 million in fiscal year 2008, 2007, and 2006, respectively.  The total income tax benefit from continuing operations for stock compensation arrangements was $1.6 million, $1.9 million, and $1.5 million in fiscal year 2008, 2007, and 2006, respectively.  These compensation expense and tax benefit amounts exclude the impact of the Cumulative Effect of a Change in Accounting Principle recorded in fiscal year 2006, as described in Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.  The Company generally uses treasury shares for fulfillment of option exercises, issuance of performance shares, and conversion of restricted share units.

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

A summary of performance share activity under the 2003 Plan during fiscal year 2008 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding at July 1, 2007	683,997	$17.43
Granted	384,282	12.16
Vested	(201,598)	16.68
Forfeited	(107,629)	16.62
Performance shares outstanding at June 30, 2008	759,052	$12.16

As of June 30, 2008, there was approximately $3.0 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals.  That cost is expected to be recognized over annual performance periods ending August 2008 through August 2012, with a weighted average vesting period of 1.7 years.  The fair value of performance shares is based on the stock price at the date of award, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards.  The weighted average grant date fair value was $12.16, $17.42, and $12.24 for performance share awards granted in fiscal year 2008, 2007, and 2006, respectively.  During fiscal year 2008 and 2007, respectively, 201,598 and 150,651 performance shares vested at a fair value of $3.4 million and $1.8 million.  The number of shares presented in the above table, the amounts of unrecognized compensation, and the weighted average period include performance shares awarded that are applicable to future performance measurement periods and will be measured at fair value when the performance targets are established in future fiscal years.

Restricted Share Units:

Nonvested Restricted Share Units (RSU) awarded to officers and other key employees are currently outstanding under the 2003 Plan. RSUs vest five years after the date of award.  Upon vesting, the outstanding number of RSUs and the value of dividends accumulated over the vesting period are converted to shares of Class A and Class B common stock.  If the employment of a holder of an RSU terminates before the RSU has vested for any reason other than death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in the Company's employment policy, the RSU and accumulated dividends will be forfeited.

A summary of RSU activity under the 2003 Plan during fiscal year 2008 is presented below:

	Number of Share Units	Weighted Average Grant Date Fair Value
Restricted Share Units outstanding at July 1, 2007	500,100	$15.75
Granted	-0-	-0-
Vested	(15,000)	15.50
Forfeited	(4,200)	14.79
Restricted Share Units outstanding at June 30, 2008	480,900	$15.77

As of June 30, 2008, there was approximately $1.8 million of unrecognized compensation cost related to nonvested RSU compensation arrangements awarded under the 2003 Plan.  That cost is expected to be recognized over a weighted average period of 1.3 years.  The fair value of RSU awards is based on the stock price at the date of award.  The total fair value of RSU awards vested during fiscal year 2008, 2007, and 2006 was, in thousands, $233, $24, and $31, respectively.

Unrestricted Share Grants:

Under the 2003 Plan, unrestricted shares may be granted to participants as consideration for service to the Company.  Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions.  The fair value of unrestricted shares is based on the stock price at the date of the award.  During fiscal year 2008, 2007, and 2006, respectively, the Company granted a total of 13,186, 7,668, and 18,501 unrestricted shares of Class B common stock at an average grant date fair value of $13.16, $24.53, and $11.22, for a total fair value of $0.2 million, $0.2 million, and $0.2 million.  These shares were issued to members of the Board of Directors as compensation for director's fees, as a result of directors' elections to receive unrestricted shares in lieu of cash payment.

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

There were no stock option grants awarded during fiscal years 2008, 2007, and 2006.   For outstanding awards, the fair value at the date of the grant was estimated using the Black-Scholes option pricing model.  Options outstanding are exercisable from one to five years after the date of grant and expire five to ten years after the date of grant.  Stock options are forfeited when employment terminates, except in the case of retirement at age 62 or older, death, permanent disability, or certain other circumstances described in the Company's employment policy.

The Company also had an immaterial number of stock appreciation rights outstanding under the former 1996 Stock Incentive Program, prior to their expiration in August 2007.  As valued by the Black-Scholes valuation model, these awards had no value as of June 30, 2007.

A summary of stock option activity under the two former plans during fiscal year 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at July 1, 2007	830,043	$15.65
Granted	-0-	-0-
Exercised	-0-	-0-
Forfeited	(7,250)	15.06
Expired	(43,631)	19.41
Options outstanding at June 30, 2008	779,162	$15.45	3.7 years	$ -0-
Options vested	779,162	$15.45	3.7 years	$ -0-

Options exercisable at June 30, 2008	779,162	$15.45	3.7 years	$ -0-

The total intrinsic value of options exercised during fiscal year 2007 and 2006 was $5.8 million and $0.2 million, respectively.  The value of existing shares held by employees was used to exercise stock options.  The actual tax benefit realized for the tax deductions from option exercises totaled $1.9 million and $0.1 million  for fiscal year 2007 and 2006, respectively.  No options were exercised during fiscal year 2008.

Note 9    Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Income tax benefits net of valuation allowance associated with net operating losses of, in thousands, $2,858 expire from fiscal year 2012 to 2028.  Income tax benefits net of valuation allowance associated with net tax credit carryforwards of, in thousands, $104, expire from fiscal year 2014 to 2021.  A valuation reserve was provided as of June 30, 2008 for deferred tax assets relating to certain foreign and state net operating losses of, in thousands, $1,308, certain state tax credit carryforwards of, in thousands, $3,460, and, in thousands, $198 related to other deferred tax assets that the Company currently believes are more likely than not to remain unrealized in the future.

The components of the deferred tax assets and liabilities as of June 30, 2008 and 2007, were as follows:
(Amounts in Thousands)		2008	2007
Deferred Tax Assets:
Receivables		$ 1,680	$ 2,349
Inventory		2,606	3,657
Employee benefits		3,022	3,256
Deferred compensation		8,146	8,716
Restricted share units		2,573	1,944
Other current liabilities		1,443	1,422
Warranty reserve		586	856
Credit carryforwards		3,564	3,230
Restructuring		5,467	438
Goodwill		(58)	312
Net operating loss carryforward		4,166	3,307
Miscellaneous		2,201	1,151
Valuation Allowance		(4,966)	(4,420)
Total asset		$ 30,430	$ 26,218
Deferred Tax Liabilities:
Property & equipment		$ 7,298	$ 9,370
Capitalized software		64	174
Miscellaneous		730	493
Total liability		$ 8,092	$ 10,037
Net Deferred Income Taxes		$ 22,338	$ 16,181

The components of income (loss) from continuing operations before taxes on income are as follows:
	Year Ended June 30
(Amounts in Thousands)	2008	2007	2006
United States	$ (2,605)	$ 38,576	$ 32,716
Foreign	241	(2,224)	6,481
Total income (loss) from continuing operations before
income taxes on income	$ (2,364)	$ 36,352	$ 39,197

The provision (benefit) for income taxes from continuing operations is composed of the following items:
		Year Ended June 30
(Amounts in Thousands)		2008	2007	2006
Currently Payable:
Federal		$ 2,355	$16,185	$17,118
Foreign		934	553	1,232
State		815	2,897	3,495
Total current		4,104	19,635	21,845
Deferred Taxes:
Federal		(4,200)	(5,303)	(8,831)
Foreign		(698)	(488)	(525)
State		(1,648)	(758)	(1,905)
Total deferred		(6,546)	(6,549)	(11,261)
Total provision (benefit) for income taxes from continuing operations		$(2,442)	$13,086	$10,584

A reconciliation of the statutory U.S. income tax rate from continuing operations to the Company's effective income tax rate follows:

	Year Ended June 30
	2008		2007		2006
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax computed at U.S. federal statutory rate	$ (827)	35.0%	$12,723	35.0%	$13,719	35.0%
State income taxes, net of federal income tax benefit	(542)	22.9	1,420	3.9	1,093	2.8
Foreign tax effect	151	(6.4)	843	2.3	(1,561)	(4.0)
Tax-exempt interest income	(692)	29.3	(1,201)	(3.3)	(651)	(1.7)
Domestic manufacturing deduction	(214)	9.1	(323)	(0.9)	(347)	(0.9)
Research credit	(604)	25.5	(686)	(1.9)	(500)	(1.3)
Other - net	286	(12.1)	705	2.0	385	1.1
Resolution of IRS audit	-0-	-0-	(395)	(1.1)	(1,554)	(4.0)
Total provision (benefit) for income taxes from continuing operations	$ (2,442)	103.3%	$13,086	36.0%	$10,584	27.0%

Cash payments for income taxes, net of refunds, were in thousands, $8,456, $14,599, and $10,028 in fiscal year 2008, 2007, and 2006, respectively.

In 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on July 1, 2007, the beginning of the Company's fiscal year. Upon the adoption of FIN 48 on July 1, 2007, the Company recognized a $5.8 million increase in the liability for unrecognized tax benefits including interest and penalties. The increase was accounted for as a reduction to the July 1, 2007 balance of retained earnings in the amount of $0.7 million and an increase to deferred tax assets of $5.1 million.  The total liability for unrecognized tax benefits totaled $6.4 million as of July 1, 2007.

Changes in the unrecognized tax benefit during fiscal year 2008 were as follows:

(Amounts in Thousands)	Unrecognized Tax Benefit
Beginning balance - July 1, 2007	$ 5,617
Tax positions related to prior years:
Additions	161
Reductions	(4,737)
Tax positions related to current year:
Additions	70
Reductions	-0-
Settlements	(13)
Lapses in statute of limitations	(78)
Ending balance - June 30, 2008	$ 1,020

The $4.7 million reduction for prior year tax positions was due primarily to the IRS approving Form 3115, Application for Change in Accounting Method.  The approval of Form 3115 eliminated the need for an unrecognized tax benefit liability.  The reduction in the liability resulted in a corresponding adjustment to deferred tax assets.  Included in the June 30, 2008 and July 1, 2007 liability for unrecognized tax benefits were, respectively, in millions, $0.7 and $0.6 of unrecognized tax benefits that if recognized would impact the effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as Interest expense and Non-operating expense, respectively, under Other Income (Expense) on the Consolidated Statements of Income. Interest and penalties recognized for the period ended June 30, 2008 were, in millions, $0.3 income. The total amount of liability accrued for interest and penalties related to unrecognized tax benefits as of June 30, 2008 and July 1, 2007, respectively, in millions, were interest of $0.3 and $0.7 and penalties of $0.1 and $0.1. Interest and penalties are not included in the tabular roll forward of unrecognized tax benefits above.

The Company, or one of its wholly-owned subsidiaries, files U.S. federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2006. During the Company's fiscal year ended June 30, 2007, the Internal Revenue Service completed an examination of the U.S. federal tax returns for fiscal years ended June 30, 2004 and 2005, which the Company believes effectively settled those years. The Company is subject to various state and local income tax examinations by tax authorities for years after June 30, 2003 and various foreign jurisdictions for years after June 30, 2002. The Company does not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on the results of operations or the financial position of the Company.

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

During fiscal year 2008, cash payments for repurchases of common stock were $24.8 million which included $2.5 million that was included in accounts payable at June 30, 2007.  With these repurchases, the Company completed a previously authorized share repurchase program.  Subsequent to the completion of the previously authorized share repurchase program, the Board of Directors authorized a plan which allows for the repurchase of up to an additional 2,000,000 shares of the Company's common stock.

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

The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. The maximum length of time the Company had hedged its exposure to the variability in future cash flows was 27 and 12 months as of June 30, 2008 and 2007, respectively. For derivative instruments that meet the criteria of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income, a component of Share Owners' Equity, and are subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other income or expense immediately.

The fair value of derivative financial instruments recorded on the balance sheet as of June 30, 2008 and 2007 was, in thousands, $1,307 and $835, recorded in assets, and $2,582 and $430 recorded in liabilities, respectively. Derivative gains (losses), on a pre-tax basis, were, in thousands, ($3,130), 1,287, and ($405), in fiscal year 2008, 2007, and 2006, respectively. Included in the derivative gain for fiscal year 2007 was $299 pre-tax income, in thousands, related to Thailand hedges which were determined to be ineffective as a result of government currency exchange rate controls.  Ineffectiveness was not material during fiscal year 2008 and 2006.  Derivative gains and losses are reported in the Cost of Sales and Non-Operating Income lines of the Consolidated Statements of Income and the Net Income (Loss) line of the Consolidated Statements of Cash Flows. The Company estimates that, in thousands, $1,036 of pre-tax derivative losses deferred in Accumulated Other Comprehensive Income will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next fiscal year ending June 30, 2009.

Note 12    Short-Term Investments

The Company's short-term investment portfolio consists of available-for-sale securities, primarily government and municipal obligations.  These securities are reported at fair value, which is estimated based upon the quoted market values of those, or similar instruments.  Carrying costs reflect the original purchase price, with discounts and premiums amortized over the life of the security.  Government and municipal obligations mature within a six-year period.

	June 30
	2008	2007
(Amounts in Thousands)
Carrying cost	$51,216	$67,699
Unrealized holding gains	502	21
Unrealized holding losses	(83)	(321)
Other-than-temporary impairment	-0-	(49)
Fair Value	$51,635	$67,350

As of June 30, 2008, 24 investments were in an unrealized loss position and the unrealized loss approximated 0.4% of their fair value.  The duration of the unrealized loss positions ranges from three to 56 months.  The Company has the ability to hold these investments and expects unrealized losses to be recoverable, and therefore, the Company does not consider these investments to be other-than-temporarily impaired.  In reaching the conclusion that investments are not impaired, the Company considered the severity of loss, the credit quality of the instrument in relation to its yield, whether the external fund manager has discretion to trade at a loss, and the fact that the value of the debt investments is driven by interest rate fluctuations.

The fair value and unrealized loss for investments which were in a continuous unrealized loss position for less than 12 months total, in thousands, $18,535 and ($83), respectively, as of June 30, 2008.  There were no investments which were in a continuous unrealized loss position for 12 months or longer as of June 30, 2008.  The fair value and unrealized loss for investments which were in a continuous unrealized loss position for less than 12 months total, in thousands, $42,844 and ($256), respectively, as of June 30, 2007.  The fair value and unrealized loss for investments which were in a continuous unrealized loss position for 12 months or longer total, in thousands, $5,888 and ($65), respectively, as of June 30, 2007.

Proceeds from sales of available-for-sale securities were, in thousands, $39,126, $13,403, and $13,285 for the years ended June 30, 2008, 2007, and 2006, respectively.  Gross realized gains and (losses) on the sale of available-for-sale securities at June 30, 2008 were, in thousands, $305 and ($71), respectively, compared to gross realized gains and (losses) of, in thousands, $17 and ($72), respectively, at June 30, 2007 and $2 and ($91), respectively, at June 30, 2006.  The cost was determined on each individual security in computing the realized gains and losses.  Realized gains and losses are reported in the Other Income (Expense) category of the Consolidated Statements of Income.

The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees.  The SERP is structured as a rabbi trust and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.  The Company recognizes SERP investment assets on the balance sheet at current fair value.  A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants.  The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income.  Adjustments made to revalue the SERP liability are also recognized in income and exactly offset valuation adjustments on SERP investment assets.  The change in net unrealized holding gains and (losses) at June 30, 2008, 2007, and 2006 was, in thousands, ($2,385), $2,939, and $1,720, respectively.  SERP asset and liability balances were as follows:

	June 30
	2008	2007
(Amounts in Thousands)
SERP investment - current asset	$ 2,958	$ 2,888
SERP investment - other long-term asset	10,009	10,498
Total SERP investment	$ 12,967	$ 13,386
SERP obligation - current liability	$ 2,958	$ 2,888
SERP obligation - other long-term liability	10,009	10,498
Total SERP obligation	$ 12,967	$ 13,386

Note 13    Accrued Expenses

Accrued expenses consisted of:

	June 30
	2008	2007
(Amounts in Thousands)
Taxes	$ 5,882	$ 3,413
Compensation	24,596	27,332
Retirement plan	5,617	5,575
Insurance	7,376	7,990
Restructuring	6,728	1,098
Other expenses	18,854	18,906
Total accrued expenses	$69,053	$64,314

Note 14   Segment and Geographic Area Information

Management organizes the Company into segments based upon differences in products and services offered in each segment.  The segments and their principal products and services are as follows:  The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names.  The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally.  The EMS segment focuses on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications.  The Company currently sells primarily to customers in the medical, automotive, industrial controls, and public safety industries.  The EMS segment, formerly named the Electronic Contract Assemblies segment, was renamed to more accurately reflect the focus of this segment.  There was no financial impact from this name change.

Included in the EMS segment are sales to two major customers.  Sales to Bayer AG entities under common control, including Bayer Diagnostics Manufacturing Limited, totaled, in millions, $149.9, $198.9, and $66.4 in fiscal years 2008, 2007, and 2006, respectively, representing 11%, 15%, and 6% of consolidated net sales, respectively, for such periods.  Sales to TRW Automotive, Inc., totaled in millions, $97.0, $96.6, and $135.6 in fiscal years 2008, 2007, and 2006, respectively, representing 7%, 8%, and 12% of consolidated net sales, respectively, for such periods.

The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements with additional explanation of segment allocations as follows.  Corporate assets and operating costs are allocated to the segments based on the extent to which each segment uses a centralized function, where practicable.  However, certain common costs have been allocated among segments less precisely than would be required for standalone financial information prepared in accordance with accounting principles generally accepted in the United States of America.  Unallocated corporate assets include cash and cash equivalents, short-term investments, and other assets not allocated to segments.  Unallocated corporate income from continuing operations consists of income not allocated to segments for purposes of evaluating segment performance and includes income from corporate investments and other non-operational items.  Sales between the Furniture segment and EMS segment are not material.

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

Income statement amounts presented are from continuing operations.

	At or For the Year Ended June 30, 2008
	Furniture	Electronic Manufacturing Services	Unallocated Corporate and Eliminations	Consolidated

(Amounts in Thousands)
Net Sales	$ 624,836	$ 727,149	$ -0-	$ 1,351,985
Depreciation and Amortization	21,800	17,621	-0-	39,421
Interest Income	-0-	-0-	3,362	3,362
Interest Expense	-0-	1,043	924	1,967
Provision (Benefit) for Income Taxes	8,260	(9,737)	(965)	(2,442)
Income (Loss) from Continuing Operations(1)	13,417	(15,264)	1,925	78
Total Assets	240,674	396,773	85,220	722,667
Goodwill	1,733	13,622	-0-	15,355
Capital Expenditures	21,896	27,846	-0-	49,742

	At or For the Year Ended June 30, 2007
	Furniture	Electronic Manufacturing Services	Unallocated Corporate and Eliminations	Consolidated

(Amounts in Thousands)
Net Sales	$ 613,962	$ 672,968	$ -0-	$ 1,286,930
Depreciation and Amortization	18,093	20,561	-0-	38,654
Interest Income	-0-	-0-	5,237	5,237
Interest Expense	3	1,025	45	1,073
Provision for Income Taxes	11,283	1,489	314	13,086
Income from Continuing Operations(2)	17,810	981	4,475	23,266
Total Assets	225,555	381,631	87,555	694,741
Goodwill	1,733	13,785	-0-	15,518
Capital Expenditures	22,313	18,568	-0-	40,881

	At or For the Year Ended June 30, 2006
	Furniture	Electronic Manufacturing Services	Unallocated Corporate and Eliminations	Consolidated

(Amounts in Thousands)
Net Sales	$ 612,589	$ 496,706	$ 254	$ 1,109,549
Depreciation and Amortization	17,901	18,117	-0-	36,018
Interest Income	-0-	-0-	4,592	4,592
Interest Expense	-0-	217	32	249
Provision (Benefit) for Income Taxes	10,728	221	(365)	10,584
Income from Continuing Operations(3)	17,291	6,456	4,866	28,613
Total Assets	228,017	324,284	126,720	679,021
Goodwill	1,733	1,553	-0-	3,286
Capital Expenditures	9,607	19,919	-0-	29,526

(1) Includes consolidated after-tax restructuring charges of $14.6 million in fiscal year 2008.  On a segment basis, the Furniture segment recorded a $1.3 million restructuring charge, the EMS segment recorded a $12.8 million restructuring charge, and Unallocated Corporate recorded a $0.5 million restructuring charge.  See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for further discussion.  The EMS segment also recorded $0.7 million of after-tax income in fiscal year 2008, received as part of a Polish offset credit program for investments made in the Company's Poland operation.

(2) Includes consolidated after-tax restructuring charges of $0.9 million in fiscal year 2007. On a segment basis, the Furniture segment recorded a $0.8 million restructuring charge, the EMS segment recorded a $0.1 million restructuring charge, and Unallocated Corporate recorded a minimal amount of restructuring. See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for further discussion.
(3) Includes consolidated after-tax restructuring charges of $2.8 million in fiscal year 2006. On a segment basis, the Furniture segment recorded a $2.3 million restructuring charge, and the EMS segment recorded a $0.5 million restructuring charge. See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for further discussion. The EMS segment also recorded $1.3 million of after-tax income in fiscal year 2006, received as part of a Polish offset credit program for investments made in the Company's Poland operation.

Sales by Product Line:
The Furniture segment produces and sells a variety of similar products and services. Net sales to external customers by product line within the Furniture segment were as follows:
	Year Ended June 30
(Amounts in Thousands)	2008	2007	2006
Net Sales:
Furniture
Branded Furniture	$ 624,836	$ 602,903	$ 573,759
Contract Private Label Products(4)	-0-	11,059	38,830
Total	$ 624,836	$ 613,962	$ 612,589

(4) The Net Sales decline was the result of the planned exit of Contract Private Label Products which was complete as of June 30, 2007.

Geographic Area:
The following geographic area data includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include property and equipment and other long-term assets such as software.
	At or For the Year Ended June 30
(Amounts in Thousands)	2008	2007	2006
Net Sales:
United States	$ 990,326	$ 921,230	$ 920,724
Foreign	361,659	365,700	188,825
Total net sales	$ 1,351,985	$ 1,286,930	$ 1,109,549

Long-Lived Assets:
United States	$ 166,589	$ 167,579	$ 157,739
Poland	24,097	16,062	17,841
Other Foreign	26,889	24,868	18,302
Total long-lived assets	$ 217,575	$ 208,509	$ 193,882

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

EARNINGS PER SHARE FROM CONTINUING OPERATIONS
	Year Ended June 30, 2008			Year Ended June 30, 2007			Year Ended June 30, 2006
(Amounts in Thousands,Except for Per Share Data)	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Basic Earnings Per Share from Continuing Operations:
Dividends Declared	$ 7,476	$16,216	$23,692	$ 7,609	$17,198	$24,807	$ 8,330	$16,071	$24,401
Undistributed Earnings (Loss)	(7,442)	(16,172)	(23,614)	(478)	(1,063)	(1,541)	1,455	2,757	4,212
Income from Continuing Operations	$ 34	$ 44	$ 78	$ 7,131	$16,135	$23,266	$ 9,785	$18,828	$28,613
Average Basic Shares Outstanding	11,696	25,418	37,114	11,979	26,623	38,602	13,195	25,002	38,197
Basic Earnings Per Share from Continuing Operations	$ 0.00	$ 0.00		$ 0.60	$ 0.61		$ 0.74	$ 0.75

Diluted Earnings Per Share from Continuing Operations:
Dividends Declared and Assumed
Dividends on Dilutive Shares	$ 7,514	$16,224	$23,738	$ 7,708	$17,360	$25,068	$ 8,411	$16,077	$24,488
Undistributed Earnings (Loss)	(7,514)	(16,146)	(23,660)	(565)	(1,237)	(1,802)	1,436	2,689	4,125
Income from Continuing Operations	$ -0-	$ 78	$ 78	$ 7,143	$16,123	$23,266	$ 9,847	$18,766	$28,613
Average Diluted Shares Outstanding	11,868	25,504	37,372	12,325	26,932	39,257	13,360	25,024	38,384
Diluted Earnings Per Share from Continuing Operations	$ 0.00	$ 0.00		$ 0.58	$ 0.60		$ 0.74	$ 0.75

Reconciliation of Basic and Diluted EPS from
Continuing Operations Calculations:
Income from Continuing Operations
Used for Basic EPS Calculation	$ 34	$ 44	$ 78	$ 7,131	$16,135	$23,266	$ 9,785	$18,828	$28,613
Assumed Dividends Payable on Dilutive Shares:
Stock options	-0-	-0-	-0-	-0-	151	151	-0-	-0-	-0-
Performance shares	38	8	46	99	11	110	81	6	87
Reduction of Undistributed
Earnings (Loss) - allocated based on
Class A and Class B shares	(72)	26	(46)	(87)	(174)	(261)	(19)	(68)	(87)
Income from Continuing Operations Used for Diluted EPS Calculation	$ -0-	$ 78	$ 78	$ 7,143	$16,123	$23,266	$ 9,847	$18,766	$28,613

Average Shares Outstanding for Basic
EPS Calculation	11,696	25,418	37,114	11,979	26,623	38,602	13,195	25,002	38,197
Dilutive Effect of Average Outstanding:
Stock options	-0-	-0-	-0-	-0-	236	236	-0-	-0-	-0-
Performance shares	61	12	73	160	16	176	131	10	141
Restricted share units	111	74	185	186	57	243	34	12	46
Average Shares Outstanding for Diluted EPS Calculation	11,868	25,504	37,372	12,325	26,932	39,257	13,360	25,024	38,384

Included in dividends declared for the basic and diluted earnings per share computation are dividends computed and accrued on unvested Class A and Class B restricted share units, which will be paid by a conversion to the equivalent value of common shares after a vesting period.
In fiscal year 2008, all 792,000 average stock options were antidilutive and were excluded from the dilutive calculation. In addition, 149,000 of the 334,000 average restricted share units and 82,000 of the 155,000 average performance share grants were antidilutive and excluded from the dilutive calculation. In fiscal year 2007, all 1,147,000 stock options outstanding were dilutive and were included in the dilutive calculation. In fiscal year 2006, all 1,944,000 stock options outstanding were antidilutive and were excluded from the dilutive calculation.

LOSS PER SHARE FROM DISCONTINUED OPERATIONS

	Year Ended June 30, 2008	Year Ended June 30, 2007	Year Ended June 30, 2006
Basic:
Class A	$ (0.00)	$ (0.11)	$ (0.36)
Class B	$ (0.00)	$ (0.11)	$ (0.35)
Diluted:
Class A	$ (0.00)	$ (0.11)	$ (0.36)
Class B	$ (0.00)	$ (0.11)	$ (0.36)

EARNINGS PER SHARE FROM CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

	Year Ended June 30, 2008	Year Ended June 30, 2007	Year Ended June 30, 2006
Basic:
Class A	$ 0.00	$ 0.00	$ 0.01
Class B	$ 0.00	$ 0.00	$ 0.01
Diluted:
Class A	$ 0.00	$ 0.00	$ 0.01
Class B	$ 0.00	$ 0.00	$ 0.01

EARNINGS PER SHARE (INCLUDING DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE)
	Year Ended June 30, 2008			Year Ended June 30, 2007			Year Ended June 30, 2006
(Amounts in Thousands,Except for Per Share Data)	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Basic Earnings (Loss) Per Share:
Dividends Declared	$ 7,476	$16,216	$23,692	$ 7,609	$17,198	$24,807	$ 8,330	$16,071	$24,401
Undistributed Loss	(7,481)	(16,257)	(23,738)	(1,754)	(3,901)	(5,655)	(3,123)	(5,916)	(9,039)
Net Income (Loss)	$ (5)	$ (41)	$ (46)	$ 5,855	$13,297	$19,152	$ 5,207	$10,155	$15,362
Average Basic Shares Outstanding	11,696	25,418	37,114	11,979	26,623	38,602	13,195	25,002	38,197
Basic Earnings (Loss) Per Share	$ (0.00)	$ (0.00)		$ 0.49	$ 0.50		$ 0.39	$ 0.41

Diluted Earnings (Loss) Per Share:
Dividends Declared and Assumed
Dividends on Dilutive Shares	$ 7,514	$16,224	$23,738	$ 7,708	$17,360	$25,068	$ 8,411	$16,077	$24,488
Undistributed Loss	(7,553)	(16,231)	(23,784)	(1,857)	(4,059)	(5,916)	(3,176)	(5,950)	(9,126)
Net Income (Loss)	$ (39)	$ (7)	$ (46)	$ 5,851	$13,301	$19,152	$ 5,235	$10,127	$15,362
Average Diluted Shares Outstanding	11,868	25,504	37,372	12,325	26,932	39,257	13,360	25,024	38,384
Diluted Earnings (Loss) Per Share	$ (0.00)	$ (0.00)		$ 0.47	$ 0.49		$ 0.39	$ 0.40

Included in dividends declared for the basic and diluted earnings per share computation are dividends computed and accrued on unvested Class A and Class B restricted share units, which will be paid by a conversion to the equivalent value of common shares after a vesting period.
In fiscal year 2008, all 792,000 average stock options were antidilutive and were excluded from the dilutive calculation. In addition, 149,000 of the 334,000 average restricted share units and 82,000 of the 155,000 average performance share grants were antidilutive and excluded from the dilutive calculation. In fiscal year 2007, all 1,147,000 stock options outstanding were dilutive and were included in the dilutive calculation. In fiscal year 2006, all 1,944,000 stock options outstanding were antidilutive and were excluded from the dilutive calculation.

Note 16   Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners.  Comprehensive income consists of net income (loss) and other comprehensive income (loss), which includes the net change in unrealized gains and losses on investments, foreign currency translation adjustments, the net change in derivative gains and losses, net actuarial change in postemployment severance, and postemployment severance prior service cost.

	Year Ended June 30, 2008			Year Ended June 30, 2007			Year Ended June 30, 2006
(Amounts in Thousands)	Pre-tax	Tax	Net	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income (loss)			$ (46)			$19,152			$15,362
Other comprehensive income (loss):
Foreign currency translation adjustments	$ 9,090	$ -0-	$ 9,090	$ 3,182	$ -0-	$ 3,182	$ 468	$ -0-	$ 468
Postemployment severance actuarial change	(130)	52	(78)	(2,200)	877	(1,323)	-0-	-0-	-0-
Other fair value changes:
Investments	953	(379)	574	22	(9)	13	(386)	154	(232)
Derivatives	(4,396)	1,678	(2,718)	2,044	(637)	1,407	(776)	206	(570)
Reclassification to earnings:
Investments	(234)	93	(141)	104	(41)	63	110	(44)	66
Derivatives	3,130	(1,126)	2,004	(1,287)	454	(833)	405	(152)	253
Amortization of prior service costs	286	(114)	172	-0-	-0-	-0-	-0-	-0-	-0-
Amortization of actuarial change	17	(7)	10	-0-	-0-	-0-	-0-	-0-	-0-
Other comprehensive income (loss)	$ 8,716	$ 197	$ 8,913	$ 1,865	$ 644	$ 2,509	$ (179)	$ 164	$ (15)
Total comprehensive income			$ 8,867			$21,661			$15,347

Accumulated other comprehensive income, net of tax effects, were as follows:
	Year Ended June 30
(Amounts in Thousands)	2008	2007	2006
Foreign currency translation adjustments	$13,855	$ 4,765	$ 1,583
Unrealized gain (loss) from:
Investments	252	(181)	(257)
Derivatives	(580)	134	(440)
Postemployment benefits:
Net actuarial loss	(68)	-0-	-0-
Prior service costs	(1,151)	(1,323)	-0-
Accumulated other comprehensive income	$12,308	$ 3,395	$ 886

Note 17  Restructuring Expense

Because of evolving customer preferences for EMS operations in low-cost regions, during the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland.  As part of the plan, the Company will consolidate its EMS facilities located in Longford, Ireland; Wales, United Kingdom; and Poznan, Poland; into a new, larger facility in Poznan, which is expected to improve margins in the very competitive EMS market.  The plan includes the sale of an existing Poland building at a gain which will partially fund the consolidation activities.  The plan is to be executed in stages with a projected completion date of December 2011.  The Company currently estimates that the pre-tax charges related to the consolidation activities will be approximately, in millions, $20.0 consisting of approximately $18.5 of severance and other employee costs, $0.6 of lease exit costs, $0.4 of property and equipment asset impairment, and $0.5 of other exit costs.  These estimates exclude the estimated gain on the sale of the Poland building mentioned above.

In an effort to improve profitability and increase Share Owner value while remaining committed to its business model of being market driven and customer centered, during the third quarter of fiscal year 2008, the Company approved a restructuring plan designed to more appropriately align its workforce in a changing business environment.  Within the Company's EMS segment, the restructuring activities include realigning engineering and technical resources closer to the customer and streamlining administrative and sales processes.  Within the Company's Furniture segment, the restructuring activities include realigning information technology and procurement resources closer to the customer and streamlining administrative and sales processes to drive further synergies afforded by the recent alignment of the sales and manufacturing functions within this segment.  The plan also includes reducing corporate personnel costs to more properly align with the overall sales mix change within the Company.  The Company expects total pre-tax restructuring expenses of $2.8 million, consisting of employee severance and transition costs of approximately $2.4 million and other restructuring expenses of $0.4 million.  On a segment basis, the Company expects total pre-tax restructuring expenses of $1.6 million in the Furniture segment, consisting of employee severance and transition costs of approximately $1.2 million and other restructuring expenses of $0.4 million.  The Company expects total pre-tax restructuring expenses for employee severance and transition costs of approximately $0.8 million in the EMS segment and $0.4 million in Unallocated Corporate. The plan was substantially complete by June 30, 2008 with a few activities to occur in the first half of fiscal year 2009.

With the Reptron acquisition, the Company recognized it would have excess capacity in North America.  See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for additional details of the acquisition.  Management developed a plan as of the acquisition date to consolidate capacity within the acquired facilities.  Based on a review of future growth potential in various geographies and input from existing customers regarding future capacity needs, during the fourth quarter of fiscal year 2007, the Company finalized a restructuring plan within the EMS segment to exit the facility located in Gaylord, Michigan, and transfer the business to several of the Company's other EMS facilities.  The Company ceased production at the facility during the second quarter of fiscal year 2008.  Excess equipment was sold during the third quarter of fiscal year 2008, and the Gaylord facility is classified as held for sale. The Company expects to recognize minimal future charges related to ongoing facility maintenance expenses.  The Company expects total pre-tax restructuring costs to be approximately $1.8 million, including $0.8 million related to employee severance and transition costs which were recognized as a purchase price allocation adjustment, not impacting earnings, asset impairment of $0.7 million and $0.3 million of other restructuring costs.  Subsequent to this decision, during the second quarter of fiscal year 2008, the Company approved a restructuring plan to further consolidate its EMS facilities that will result in the exit of a manufacturing facility located in Hibbing, Minnesota, which was also one of the facilities acquired in the acquisition of Reptron.  A majority of the Hibbing business transferred to several of the Company's other worldwide EMS facilities.  The leased facility will be exited, and some of the equipment will be sold.  The Company ceased production at the facility during the fourth quarter of fiscal year 2008 and will complete all remaining restructuring activities by the second quarter of fiscal year 2009.  The Company expects total pre-tax restructuring charges, most of which were recognized during fiscal year 2008, to be approximately $1.6 million, including $0.5 million related to employee severance and transition costs, asset and goodwill impairment of $0.4 million, lease exit costs of $0.3 million, and other restructuring costs of $0.4 million.

As a result of excess capacity in North America, during the third quarter of fiscal year 2006, the Company approved a restructuring plan within the EMS segment to exit a manufacturing facility located in Northern Indiana. As part of this restructuring plan, the production for select programs was transferred to other locations within this segment. Operations at this facility ceased in fiscal year 2007, and the facility was sold during fiscal year 2008. Total pre-tax restructuring charges related to this plan were $1.4 million, consisting of employee transition costs of $0.7 million, acceleration of software amortization of $0.4 million, acceleration of plant, property, and equipment depreciation of $0.1 million, and other restructuring costs of $0.4 million partially offset by $0.2 million for gains on the sale of equipment net of other asset impairment.

As part of the Company's plan to sharpen focus and simplify business processes within the Furniture segment, the Company announced during the first quarter of fiscal year 2006, a plan which included consolidation of administrative, marketing, and business development functions to better serve the segment's primary markets. The plan includes accelerating amortization through fiscal year 2008 on a portion of the Company's Enterprise Resource Planning (ERP) software.  During the first quarter of fiscal year 2006, capitalized software costs related to the ERP software that was not yet placed in service were abandoned and recognized as impaired. Restructuring charges related to ERP software impairment, accelerated amortization, employee severance, and other consolidation costs are recorded on the Restructuring Expense line item of the Company's Consolidated Statements of Income. The plan also included the sale of a forest products hardwood lumber business and a business unit which produced fixed-wall furniture systems. Losses on the sale of these business units were recognized in fiscal year 2006 as discontinued operations.  The Company estimates total pre-tax charges under the plan, when complete, to be approximately $17.1 million, including the pre-tax loss on the sale of business operations and other impairment of $11.1 million which was recorded as discontinued operations, and restructuring charges for plant, property, and equipment impairment of $0.6 million, software impairment of $2.8 million, acceleration of software amortization of $2.2 million, and employee severance costs of $0.4 million.  This plan was complete as of June 30, 2008.

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

Fiscal Year 2008 Restructuring Charges:

As a result of the fiscal year 2008, 2007, and 2006 restructuring plans, the Company recognized consolidated pre-tax restructuring expense of $21.9 million in fiscal year 2008. Within the Furniture segment, the Company recognized pre-tax restructuring expense of $2.2 million in fiscal year 2008, which included restructuring charges of $1.2 million for employee severance costs, $0.8 million for accelerated software amortization, and $0.2 million for plant, property, and equipment impairment.  Within the EMS segment, the Company recognized pre-tax restructuring expense of $19.0 million in fiscal year 2008, which included restructuring charges of $17.0 million for employee severance costs, $1.2 million for plant, property, and equipment impairment, $0.2 million for goodwill impairment, and $0.6 million for other restructuring costs.  Within Unallocated Corporate, the Company recognized $0.7 million pre-tax restructuring expense in fiscal year 2008, which included restructuring charges of $0.3 million for employee severance costs, $0.2 million for asset impairment, and $0.2 million for other restructuring costs.

Fiscal Year 2007 Restructuring Charges:

As a result of the fiscal year 2006 restructuring plan, the Company recognized consolidated pre-tax restructuring expense of $1.5 million in fiscal year 2007. Within the Furniture segment, the Company recognized pre-tax restructuring expense of $1.3 million in fiscal year 2007, which included restructuring charges of $0.8 million for accelerated software amortization, $0.4 million for plant, property, and equipment impairment, and $0.1 million for employee transition and other costs. The EMS segment recognized pre-tax restructuring expense of $0.1 million in fiscal year 2007 which included $0.3 million for employee transition costs and $0.1 million for accelerated software amortization which were partially offset by $0.3 million of gains on the sale of equipment net of other asset impairment. Within Unallocated Corporate, the Company recognized pre-tax restructuring expense of $0.1 million in fiscal year 2007 for other exit costs.

Fiscal Year 2006 Restructuring Charges:

As a result of the fiscal year 2006 restructuring plan, the Company recognized consolidated pre-tax restructuring expense of $4.7 million in fiscal year 2006.  Within the Furniture segment, the Company recognized pre-tax restructuring expense of $3.8 million in fiscal year 2006, which included restructuring charges of $0.3 million for employee transition costs, $2.9 million for software impairment, and $0.6 million for accelerated software amortization.  Within the EMS segment, the Company recognized pre-tax restructuring expense of $0.9 million in fiscal year 2006, which included restructuring charges of $0.1 million for asset impairment, $0.2 million for accelerated software amortization, $0.1 million for accelerated plant, property, and equipment depreciation, and $0.5 million for employee transition costs.

Reserves:

At June 30, 2008, there was a $16.3 million restructuring liability relating to continuing operations remaining on the Consolidated Balance Sheet consisting of $6.7 million in current liabilities and $9.6 million in other long-term liabilities. The restructuring charge, utilization, cash paid to date, and ending reserve balances of continuing operations at June 30, 2008 were as follows:

	Transition and Other Employee Costs	Asset and Goodwill Write-downs	Plant Closure and Other Exit Costs	Total

(Amounts in Thousands)
Reserve June 30, 2005	$ -0-	$ -0-	$ -0-	$ -0-
Amounts Charged - Cash	812	-0-	-0-	812
Amounts Charged - Non-Cash	-0-	3,843	-0-	3,843
Subtotal	812	3,843	-0-	4,655
Amounts Utilized / Cash Paid	(435)	(3,843)	-0-	(4,278)
Reserve June 30, 2006	$ 377	$ -0-	$ -0-	$ 377
Amounts Charged - Cash	362	-0-	213	575
Amounts Charged - Non-Cash	-0-	953	-0-	953
Subtotal	362	953	213	1,528
Amounts Utilized / Cash Paid	(733)	(953)	(213)	(1,899)
Amounts Adjusted(1)	1,042	-0-	-0-	1,042
Reserve June 30, 2007	$ 1,048	$ -0-	$ -0-	$ 1,048
Amounts Charged - Cash	18,248	-0-	672	18,920
Amounts Charged - Non-Cash	255	2,736	-0-	2,991
Subtotal	18,503	2,736	672	21,911
Amounts Utilized / Cash Paid	(3,133)	(2,736)	(507)	(6,376)
Amounts Adjusted(1)	(275)	-0-	-0-	(275)
Reserve June 30, 2008	$ 16,143	$ -0-	$ 165	$ 16,308

(1) A restructuring reserve was established during fiscal year 2007 and adjusted in fiscal year 2008 related to the purchase price allocation of the Reptron acquisition. The $0.8 million adjusted reserve increased the goodwill balance of the acquired entity.

Total Restructuring Charges Incurred to Date Since Announcement of Plans:
	Transition and Other Employee Costs	Asset and Goodwill Write-downs	Plant Closure and Other Exit Costs	Total

(Amounts in Thousands)
Electronic Manufacturing Services Segment
Q4, 2008 Plan	$ 15,750	$ 409	$ 63	$ 16,222
Q3, 2008 Plan	799	-0-	-0-	799
Q2, 2008 Plan	536	440	338	1,314
2007 Plan(2)	(119)	578	150	609
2006 Plan	743	199	46	988
Subtotal	$ 17,709	$ 1,626	$ 597	$ 19,932
Furniture Segment
Q3, 2008 Plan	$ 1,190	$ -0-	$ -0-	$ 1,190
2006 Plan	432	5,670	(50)	6,052
Subtotal	$ 1,622	$ 5,670	$ (50)	$ 7,242
Unallocated Corporate
Q3, 2008 Plan	$ 347	$ -0-	$ -0-	$ 347
2007 Plan	-0-	80	47	127
2006 Plan	-0-	156	290	446
Subtotal	$ 347	$ 236	$ 337	$ 920
Consolidated	$ 19,678	$ 7,532	$ 884	$ 28,094

(2) In addition to the incurred charges to the EMS segment 2007 plan shown above, an additional $0.8 million increase in restructuring reserves were recognized as an adjustment to the purchase price allocation of the Reptron acquisition.

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

The Company utilized available market prices and management estimates to determine the fair value of impaired fixed assets.  The costs shown below related to the exit of PTV cabinet and stand production at the Juarez facility are included in discontinued operations and those costs related to the building lease and other costs after production of PTV cabinets and stands ceased are included in continuing operations.  Pre-tax charges related to exit activities at the Juarez facility were as follows:

	(Amounts in Thousands)	Property & Equipment Impairment and Losses on Sales	Transition and Other Employee Costs	Lease and Other Exit Costs	Total
2008	Exit costs in continuing operations	$ -0-	$ -0-	$ 1,272	$ 1,272
	Exit costs in discontinued operations	-0-	30	13	43
	Total	$ -0-	$ 30	$ 1,285	$ 1,315

2007	Exit costs in continuing operations	$ -0-	$ -0-	$ 648	$ 648
	Exit costs in discontinued operations	1,623	1,101	994	3,718
	Total	$ 1,623	$ 1,101	$ 1,642	$ 4,366

Total	Exit costs in continuing operations	$ -0-	$ -0-	$ 1,920	$ 1,920
	Exit costs in discontinued operations	$ 1,623	$ 1,131	$ 1,007	$ 3,761
	Total	$ 1,623	$ 1,131	$ 2,927	$ 5,681

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

On November 30, 2005, the Company completed the sale of the forest products hardwood lumber business to Indiana Hardwoods, Inc., which included primarily the sale of property and equipment, inventory, accounts receivable, and timber assets.  The president and owner of Indiana Hardwoods, Inc. is Barry L. Cook, who was formerly employed by the Company as a Vice President of Kimball International, Inc. and had responsibility for this hardwoods lumber operation.  The transaction prices were negotiated between the Company and Indiana Hardwoods, Inc.  The Company also considered offers from other interested outside parties, but ultimately determined that it was in the Company's best interest financially to sell this operation to Indiana Hardwoods, Inc.  The purchase price totaled $25.5 million, of which $23.5 million was received at closing and $2.0 million was a note receivable.  During fiscal year 2008, the Company opted to accept a cash payment of a lesser amount as payment in full of the note receivable.  The sale resulted in a net loss of $5.0 million.  The Company has no ongoing commitments resulting from the sales agreement. The Company does not have significant continuing cash flows or continuing involvement with this business.

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

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these businesses have been classified as discontinued operations, and their operating results and gains (losses) on disposal are presented on the Loss from Discontinued Operations, Net of Tax line of the Consolidated Statements of Income.  During fiscal year 2008, the Company did not classify any additional businesses as discontinued operations.

Operating results and the loss on sale of the discontinued operations were as follows:

	Year Ended June 30
(Amounts in Thousands)	2008	2007	2006

Net Sales of Discontinued Operations	$ -0-	$ 8,744	$ 62,110

Operating Loss of Discontinued Operations	$ (78)	$ (5,046)	$ (11,671)
Benefit (Provision) for Income Taxes	(46)	1,978	5,032
Operating Loss of Discontinued Operations, Net of Tax	$ (124)	$ (3,068)	$ (6,639)

Loss on Disposal of Discontinued Operations	$ -0-	$ (1,600)	$ (11,495)
Benefit for Income Taxes	-0-	554	4,584
Loss on Disposal of Discontinued Operations, Net of Tax	$ -0-	$ (1,046)	$ (6,911)
Loss from Discontinued Operations, Net of Tax	$ (124)	$ (4,114)	$ (13,550)

Note 19    Quarterly Financial Information (Unaudited)

Three Months Ended
(Amounts in Thousands, Except for Per Share Data)	September 30	December 31	March 31	June 30
Fiscal Year 2008:
Net Sales(1)	$ 333,937	$ 347,794	$ 332,091	$ 338,163
Gross Profit(1)	67,780	66,680	56,073	57,941
Restructuring Expense	321	623	3,958	17,009
Income (Loss) from Continuing Operations(2)	6,562	4,240	(889)	(9,835)
Net Income (Loss)(2)	6,438	4,240	(889)	(9,835)
Basic Earnings (Loss) Per Share from Continuing Operations:
Class A	$ 0.18	$ 0.11	$ (0.02)	$ (0.27)
Class B	$ 0.17	$ 0.12	$ (0.02)	$ (0.27)
Diluted Earnings (Loss) Per Share from Continuing Operations:
Class A	$ 0.17	$ 0.11	$ (0.02)	$ (0.27)
Class B	$ 0.17	$ 0.11	$ (0.02)	$ (0.27)
Basic Earnings (Loss) Per Share:
Class A	$ 0.17	$ 0.11	$ (0.02)	$ (0.27)
Class B	$ 0.17	$ 0.12	$ (0.02)	$ (0.27)
Diluted Earnings (Loss) Per Share:
Class A	$ 0.17	$ 0.11	$ (0.02)	$ (0.27)
Class B	$ 0.17	$ 0.11	$ (0.02)	$ (0.27)
Fiscal Year 2007:
Net Sales(1)	$ 309,779	$ 327,268	$ 311,582	$ 338,301
Gross Profit(1)	64,665	67,381	60,355	68,959
Restructuring Expense	334	283	648	263
Income from Continuing Operations	6,283	8,160	4,388	4,435
Net Income	3,671	7,204	3,816	4,461
Basic Earnings Per Share from Continuing Operations:
Class A	$ 0.16	$ 0.21	$ 0.11	$ 0.11
Class B	$ 0.16	$ 0.21	$ 0.12	$ 0.11
Diluted Earnings Per Share from Continuing Operations:
Class A	$ 0.16	$ 0.20	$ 0.10	$ 0.11
Class B	$ 0.16	$ 0.21	$ 0.11	$ 0.11
Basic Earnings Per Share:
Class A	$ 0.10	$ 0.19	$ 0.09	$ 0.11
Class B	$ 0.10	$ 0.19	$ 0.10	$ 0.12
Diluted Earnings Per Share:
Class A	$ 0.09	$ 0.18	$ 0.09	$ 0.11
Class B	$ 0.10	$ 0.18	$ 0.10	$ 0.11

(1)	Net sales and gross profit are from continuing operations. Operating results from the Reptron acquisition are included in the table above as of February 15, 2007.
(2)	Income from continuing operations and net income for the quarter ended September 30, 2007 included $0.7 million ($0.02 per diluted share) of after-tax income received as part of a Polish offset credit program for investments made in the Company's Poland operation.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2008, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b)    Management's report on internal control over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this report.  The effectiveness of the Company's internal control over financial reporting as of June 30, 2008 has been audited by the Company's independent registered public accounting firm.  Management's report and the independent registered public accounting firm's attestation report are included in the Company's Consolidated Financial Statements under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

(c)    Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B - Other Information

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Directors

The information required by this item with respect to Directors is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2008 under the caption "Election of Directors."

Committees

The information required by this item with respect to the Audit Committee and its financial expert and with respect to the Compensation and Governance Committee's responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2008 under the caption "Information Concerning the Board of Directors and Committees."

Executive Officers of the Registrant

The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I and is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2008 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Code of Ethics

The Company has a code of ethics that applies to all of its employees, including the Chief Executive Officer, Chief Financial Officer, and the Principal Accounting Officer.  The code of ethics is posted on the Company's website at www.ir.kimball.com.  It is the Company's intention to disclose any amendments to the code of ethics on this website.  In addition, any waivers of the code of ethics for directors or executive officers of the Company will be disclosed in a Current Report on Form 8-K.

Item 11 - Executive Compensation

The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2008 under the captions "Information Concerning the Board of Directors and Committees," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Executive Officer and Director Compensation."

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters

Security Ownership

The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2008 under the caption "Share Ownership Information."

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the Company's equity compensation plans as of June 30, 2008:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by Share Owners	2,019,114 (1)	$15.45(2)	877,857 (3)

Equity compensation plans not approved by Share Owners	-0-	-0-	-0-
Total	2,019,114	$15.45	877,857

(1) Includes 779,162 Class B stock option grants, 703,552 Class A and 55,500 Class B performance share awards, and 375,800 Class A and 105,100 Class B restricted share unit awards.  The number of performance shares assumes that performance targets will be met.

(2) Performance shares and restricted share units not included as there is no exercise price for these awards.

(3) Includes 877,857 Class A and Class B shares available for issuance as restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights under the Company's 2003 Stock Option and Incentive Plan.  No shares remain available for issuance under the Company's prior stock option plans.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Related Transactions

The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2008 under the caption "Review and Approval of Transactions with Related Persons."

Director Independence

The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2008 under the caption "Information Concerning the Board of Directors and Committees."

Item 14 - Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2008 under the caption "Independent Registered Public Accounting Firm" and "Approval Process for Services Performed by the Independent Registered Public Accounting Firm."

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this report:

    (1)  Financial Statements:

    (2)  Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2008	85

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

    (3)  Exhibits

See the Index of Exhibits on page 86 for a list of the exhibits filed or incorporated herein as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ Robert F. Schneider
ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer September 2, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ James C. Thyen
JAMES C. THYEN
President, Chief Executive Officer September 2, 2008

/s/ Robert F. Schneider
ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer September 2, 2008

/s/ Michelle R. Schroeder
MICHELLE R. SCHROEDER Vice President, Corporate Controller (functioning as Principal Accounting Officer) September 2, 2008

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

*  The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date

September 2, 2008	/s/ Douglas A. Habig
DOUGLAS A. HABIG
Director
Individually and as Attorney-In-Fact

KIMBALL INTERNATIONAL, INC.

Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions/(Reductions) to Expense	Charged to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2008
Valuation Allowances:
Short-Term Receivable Allowance	$ 1,477	$ 48	$ 11	$ (479)	$ 1,057
Long-Term Note Receivable Allowance	$ 1,400	$ 300	$ -0-	$ (1,700)	$ -0-
Deferred Tax Asset	$ 4,420	$ 1,159	$ -0-	$ (613)	$ 4,966

Year Ended June 30, 2007
Valuation Allowances:
Short-Term Receivable Allowance	$ 1,282	$ (282)	$ 242	$ 235	$ 1,477
Long-Term Note Receivable Allowance	$ 1,400	$ -0-	$ -0-	$ -0-	$ 1,400
Deferred Tax Asset	$ 3,856	$ 574	$ -0-	$ (10)	$ 4,420

Year Ended June 30, 2006
Valuation Allowances:
Short-Term Receivable Allowance	$ 2,142	$ 414	$ 9	$ (1,283)	$ 1,282
Long-Term Note Receivable Allowance	$ -0-	$ 1,400	$ -0-	$ -0-	$ 1,400
Deferred Tax Asset	$ 3,429	$ 1,054	$ -0-	$ (627)	$ 3,856

KIMBALL INTERNATIONAL, INC.

INDEX OF EXHIBITS

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended June 30, 2007)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed August 22, 2008)
10(a)*	Summary of Director and Named Executive Officer Compensation
10(b)*	Supplemental Bonus Plan (Incorporated by reference to Exhibit 10(a) to the Company's Form 10-K for the year ended June 30, 2004)
10(c)*	2003 Stock Option and Incentive Plan (Incorporated by reference to Appendix A to the Company's Annual Proxy Statement filed September 10, 2003)
10(d)*	Supplemental Employee Retirement Plan (2006 Revision) (Incorporated by reference to Exhibit 10(a) to the Company's Form 10-Q for the period ended March 31, 2006)
10(e)*	1996 Stock Incentive Program (Incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended June 30, 2006)
10(f)*	1996 Director Stock Compensation and Option Plan (Incorporated by reference to Exhibit 10(f) to the Company's Form 10-K for the year ended June 30, 2006)
10(g)*	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A filed January 24, 2005)
10(h)*	Form of Annual Performance Share Award Agreement, as amended on August 22, 2006 (Incorporated by reference to Exhibit 10(b) to the Company's Form 10-Q for the period ended September 30, 2006)
10(i)	Credit Agreement, dated as of April 23, 2008, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Agent and Letter of Credit Issuer (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 28, 2008)
10(j)*	Form of Employment Agreement dated May 1, 2006 between the Company and each of James C. Thyen, Douglas A. Habig, Robert F. Schneider, Donald D. Charron, P. Daniel Miller, John H. Kahle and Gary W. Schwartz (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-Q for the period ended March 31, 2006)
10(k)*	Form of Long Term Performance Share Award, as amended on August 22, 2006 (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-Q for the period ended September 30, 2006)
10(l)*	Description of the Company's 2005 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 18, 2005)
11	Computation of Earnings Per Share (Incorporated by reference to Note 15 - Earnings Per Share of Notes to Consolidated Financial Statements)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* = constitutes management contract or compensatory arrangement