Form 10-Q
period 2008-09-30
KIMBALL INTERNATIONAL INC
filed 2008-11-05
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the Registrant's common stock as of October 21, 2008 was:
Class A Common Stock - 11,718,592 shares
Class B Common Stock - 25,321,918 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	September 30,	June 30,
	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$ 25,749	$ 30,805
Short-term investments	52,575	51,635
Receivables, net of allowances of $1,381 and $1,057, respectively	185,450	180,307
Inventories	171,434	164,961
Prepaid expenses and other current assets	33,795	37,227
Assets held for sale	9,832	1,374
Total current assets	478,835	466,309
Property and Equipment, net of accumulated depreciation of $339,980 and
$340,076, respectively	185,717	189,904
Goodwill	17,195	15,355
Other Intangible Assets, net of accumulated amortization of $67,834 and
$66,087, respectively	12,154	13,373
Other Assets	31,872	37,726
Total Assets	$ 725,773	$ 722,667
LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 322	$ 470
Accounts payable	196,191	174,575
Borrowings under credit facilities	56,039	52,620
Dividends payable	7,081	6,989
Accrued expenses	58,216	69,053
Total current liabilities	317,849	303,707
Other Liabilities:
Long-term debt, less current maturities	410	421
Other	23,591	26,072
Total other liabilities	24,001	26,493
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized
14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized
28,657,000 shares issued	1,433	1,433
Additional paid-in capital	13,526	14,531
Retained earnings	452,646	456,413
Accumulated other comprehensive income	7,210	12,308
Less: Treasury stock, at cost:
Class A - 2,645,000 and 2,691,000 shares, respectively	(45,689)	(46,517)
Class B - 3,339,000 and 3,372,000 shares, respectively	(45,921)	(46,419)
Total Share Owners' Equity	383,923	392,467
Total Liabilities and Share Owners' Equity	$ 725,773	$ 722,667
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)
	Three Months Ended
	September 30,
	2008	2007
Net Sales	$ 339,495	$ 333,937
Cost of Sales	280,983	266,157
Gross Profit	58,512	67,780
Selling, General and Administrative Expenses	53,305	59,495
Restructuring Expense	963	321
Operating Income	4,244	7,964
Other Income (Expense):
Interest income	775	873
Interest expense	(776)	(396)
Non-operating income	816	2,159
Non-operating expense	(1,594)	(306)
Other income (expense), net	(779)	2,330
Income from Continuing Operations Before Taxes on Income	3,465	10,294
Provision for Income Taxes	1,281	3,732
Income from Continuing Operations	2,184	6,562
Loss from Discontinued Operations, Net of Tax	-0-	(124)
Net Income	$ 2,184	$ 6,438
Earnings Per Share of Common Stock:
Basic Earnings Per Share from Continuing Operations:
Class A	$ 0.06	$ 0.18
Class B	$ 0.06	$ 0.17
Diluted Earnings Per Share from Continuing Operations:
Class A	$ 0.06	$ 0.17
Class B	$ 0.06	$ 0.17
Basic Earnings Per Share:
Class A	$ 0.06	$ 0.17
Class B	$ 0.06	$ 0.17
Diluted Earnings Per Share:
Class A	$ 0.06	$ 0.17
Class B	$ 0.06	$ 0.17

Dividends Per Share of Common Stock:
Class A	$ 0.155	$ 0.155
Class B	$ 0.160	$ 0.160

Average Number of Shares Outstanding
Class A and B Common Stock:
Basic	37,014	37,632
Diluted	37,483	38,146
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Three Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$ 2,184	$ 6,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,727	8,879
Gain on sales of assets	(45)	(137)
Restructuring and exit costs	21	267
Deferred income tax and other deferred charges	(1,785)	(5,891)
Stock-based compensation	780	1,343
Excess tax benefits from stock-based compensation	(2)	-0-
Change in operating assets and liabilities:
Receivables	(9,104)	(345)
Inventories	(8,177)	(7,007)
Prepaid expenses and other current assets	1,734	2,424
Accounts payable	28,684	17,076
Accrued expenses	(10,043)	(5,657)
Net cash provided by operating activities	13,974	17,390
Cash Flows From Investing Activities:
Capital expenditures	(9,144)	(8,827)
Proceeds from sales of assets	124	1,812
Payments for acquisitions	(5,391)	(4,566)
Purchase of capitalized software and other assets	(166)	(92)
Purchases of available-for-sale securities	(3,873)	(10,329)
Sales and maturities of available-for-sale securities	2,937	28,033
Other, net	4	-0-
Net cash (used for) provided by investing activities	(15,509)	6,031
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	25,000	-0-
Additional net change in credit facilities	(19,952)	4,643
Payments on capital leases and long-term debt	(192)	(127)
Repurchases of common stock	-0-	(24,844)
Dividends paid to Share Owners	(5,855)	(6,150)
Excess tax benefits from stock-based compensation	2	-0-
Repurchase of employee shares for tax withholding	(374)	-0-
Net cash used for financing activities	(1,371)	(26,478)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(2,150)	1,459
Net Decrease in Cash and Cash Equivalents	(5,056)	(1,598)
Cash and Cash Equivalents at Beginning of Period	30,805	35,027
Cash and Cash Equivalents at End of Period	$ 25,749	$ 33,429
Supplemental Disclosure of Cash Flow Information
Cash (refunded) paid during the period for:
Income taxes	$ (5,691)	$ 749
Interest expense	$ 268	$ 323
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited Condensed Consolidated Financial Statements of Kimball International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q.  As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

Goodwill and Other Intangible Assets:

A summary of goodwill by segment is as follows:

	September 30,	June 30,
	2008	2008
(Amounts in Thousands)
Electronic Manufacturing Services	$15,462	$ 13,622
Furniture	1,733	1,733
Consolidated	$17,195	$ 15,355

In the Electronic Manufacturing Services (EMS) segment, goodwill increased in the aggregate by, in thousands, $1,840 during the three months ended September 30, 2008 due to a $1,974 increase for the acquisition of Genesis Electronics Manufacturing.  See Note 2 - Acquisitions of Notes to Condensed Consolidated Financial Statements for further discussion.  Goodwill was offset by, in thousands, a $134 reduction due to the effect of changes in foreign currency exchange rates.

Other intangible assets consist of capitalized software, product rights, and customer relationships and are reported as Other Intangible Assets on the Condensed Consolidated Balance Sheets.  Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.  The customer relationship intangible increased by, in thousands, $230 during the three months ended September 30, 2008 due to the acquisition of Genesis Electronics Manufacturing.

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

Product rights to produce and sell certain products are amortized on a straight-line basis over their estimated useful lives, and capitalized customer relationships are amortized on the estimated attrition rate of customers.  The Company has no intangible assets with indefinite useful lives which are not subject to amortization.

A summary of other intangible assets subject to amortization by segment is as follows:

	September 30, 2008			June 30, 2008
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Electronic Manufacturing Services:
Capitalized Software	$ 27,432	$ 23,572	$ 3,860	$ 27,228	$ 22,531	$ 4,697
Customer Relationships	1,167	289	878	937	247	690
Other Intangible Assets	$ 28,599	$ 23,861	$ 4,738	$ 28,165	$ 22,778	$ 5,387

Furniture:
Capitalized Software	$ 43,811	$ 38,395	$ 5,416	$ 43,868	$ 37,895	$ 5,973
Product Rights	1,160	233	927	1,160	210	950
Other Intangible Assets	$ 44,971	$ 38,628	$ 6,343	$ 45,028	$ 38,105	$ 6,923

Unallocated Corporate:
Capitalized Software	$ 6,418	$ 5,345	$ 1,073	$ 6,267	$ 5,204	$ 1,063
Other Intangible Assets	$ 6,418	$ 5,345	$ 1,073	$ 6,267	$ 5,204	$ 1,063

Consolidated	$ 79,988	$ 67,834	$12,154	$ 79,460	$ 66,087	$13,373

Amortization expense related to other intangible assets was, in thousands, $1,671 and $2,030 during the quarters ended September 30, 2008 and September 30, 2007, respectively.  Amortization expense in future periods is expected to be, in thousands, $3,579 for the remainder of fiscal year 2009, and $3,538, $2,229, $1,271, and $578 in the four years ending June 30, 2013, and $959 thereafter.  The amortization period for product rights is seven years.  The amortization periods for customer relationship intangible assets range from 10 to 16 years.  The estimated useful life of internal-use software ranges from three to seven years.

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

New Accounting Standards:

In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (FSP FAS 157-3). This FSP clarifies the application of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective for the Company upon issuance. The staff position did not have an impact on the Company's financial position or results of operations because the Company currently has no financial instruments in inactive markets.

In June 2008, the FASB issued a FSP on Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The two-class method is an earnings allocation method for computing earnings per share when an entity's capital structure includes multiple classes of common stock and participating securities. FSP EITF 03-6-1 is effective as of the beginning of the Company's fiscal year 2010 and requires that previously reported earnings per share data be recast in financial statements issued in periods after the effective date. The Company is currently evaluating the impact of FSP EITF 03-6-1 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is not expected to change existing practices but rather reduce the complexity of financial reporting. This statement will be effective on November 15, 2008 and is not expected to have a material effect on the Company's consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. As a result, the determination of intangible asset useful lives is now consistent with the method used to determine the period of expected cash flows used to measure the fair value of the intangible assets, as described in other accounting principles. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The provisions of FSP FAS 142-3 are effective as of the beginning of the Company's fiscal year 2010 and are currently not expected to have a material effect on the Company's consolidated financial statements.

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

In June 2007, the FASB ratified the EITF consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. The realized income tax benefit recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. EITF 06-11 was adopted on a prospective basis for income tax benefits on dividends declared after the beginning of the Company's fiscal year 2009. The adoption of EITF 06-11 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 expands the use of fair value accounting, but does not affect existing standards which require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure financial instruments and certain other items, which may reduce the need to apply complex hedge accounting provisions in order to mitigate volatility in reported earnings. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. FAS 159 became effective as of the beginning of the Company's fiscal year 2009. The Company has determined that it will not elect to use fair value accounting for any eligible items, and therefore FAS 159 will have no impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158). FAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its statement of financial position, recognize through comprehensive income changes in that funded status in the year in which the changes occur, and measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year. At the end of fiscal year 2007, the Company adopted the provisions of FAS 158 related to recognition of plan assets, benefit liabilities, and comprehensive income. The Company has adopted the provisions of this rule that require measurement of plan assets and benefit obligations as of the year end balance sheet date for the Company's fiscal year 2009 and it will not have a material impact on the Company's financial position, results of operations, or cash flows. This rule impacts the accounting for the Company's unfunded noncontributory postemployment severance plans.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is only applicable to existing accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The standard, as originally issued, was to be effective as of the beginning of the Company's fiscal year 2009. With the issuance in February 2008 of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the FASB approved a one-year deferral to the beginning of the Company's fiscal year 2010 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. In addition, the FASB has excluded leases from the scope of FAS 157 with the issuance of FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FAS 157 will be applied prospectively. The Company's adoption of the provisions of FAS 157 applicable to financial instruments as of July 1, 2008, did not have a material impact on the Company's financial position, results of operations, or cash flows. The Company is currently evaluating the effect of applying FAS 157 to non-financial assets and liabilities in fiscal year 2010.

Note 2. Acquisition

During the first quarter of fiscal year 2009, the Company acquired privately-held Genesis Electronics Manufacturing located in Tampa, Florida.  The acquisition supports the Company's growth and diversification strategy, bringing new customers in key target markets.  The acquisition purchase price totaled $5.4 million.  Assets acquired were $7.7 million, which included approximately $2.0 million of goodwill, and liabilities assumed were $2.3 million.  Goodwill was allocated to the EMS segment of the Company.  Direct costs of the acquisition were not material.  The operating results of this acquisition are included in the Company's consolidated financial statements beginning on September 1, 2008 and had an immaterial impact on the first quarter fiscal year 2009 financial results.  The purchase price allocation is not final due to the fair market valuation of some of the assets acquired not being finalized as of September 30, 2008.

Note 3. Inventories

Inventory components of the Company were as follows:

	September 30,	June 30,
	2008	2008
(Amounts in Thousands)
Finished Products	$ 42,328	$ 42,201
Work-in-Process	15,839	14,363
Raw Materials	132,576	126,583
Total FIFO Inventory	$190,743	$183,147
LIFO Reserve	(19,309)	(18,186)
Total Inventory	$171,434	$164,961

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 4. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to Share Owners. Comprehensive income, shown net of tax if applicable, for the three month periods ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
(Amounts in Thousands)	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income			$ 2,184			$ 6,438
Other comprehensive income (loss):
Foreign currency translation adjustments	$ (5,292)	$ -0-	$ (5,292)	$ 2,865	$ -0-	$ 2,865
Postemployment severance actuarial change	(196)	78	(118)	(388)	154	(234)
Other fair value changes:
Available-for-sale securities	35	(11)	24	570	(227)	343
Derivatives	56	76	132	(1,393)	448	(945)
Reclassification to earnings:
Available-for-sale securities	(31)	12	(19)	(16)	6	(10)
Derivatives	368	(242)	126	236	(49)	187
Amortization of prior service costs	71	(28)	43	71	(28)	43
Amortization of actuarial change	10	(4)	6	13	(5)	8
Other comprehensive income (loss)	$ (4,979)	$ (119)	$ (5,098)	$ 1,958	$ 299	$ 2,257
Total comprehensive income (loss)			$ (2,914)			$ 8,695

Accumulated other comprehensive income, net of tax effects, was as follows:
	September 30, 2008	June 30, 2008
(Amounts in Thousands)
Foreign currency translation adjustments	$ 8,563	$ 13,855
Unrealized gain (loss) from:
Available-for-sale securities	257	252
Derivatives	(322)	(580)
Postemployment benefits:
Net actuarial loss	(180)	(68)
Prior service costs	(1,108)	(1,151)
Accumulated other comprehensive income	$ 7,210	$ 12,308

Note 5. Segment Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. The EMS segment focuses on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The EMS segment currently sells primarily to customers in the medical, automotive, industrial controls, and public safety industries. The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. Each segment's product line offerings consist of similar products and services sold within various industries. Intersegment sales are insignificant.

Unallocated corporate assets include cash and cash equivalents, short-term investments, and other assets not allocated to segments. Unallocated corporate income from continuing operations consists of income not allocated to segments for purposes of evaluating segment performance and includes income from corporate investments and other non-operational items. The basis of segmentation and accounting policies of the segments are consistent with those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

	For the
	Three Months Ended
	September 30,
	2008		2007
(Amounts in Thousands)
Net Sales:
Electronic Manufacturing Services	$182,921		$178,047
Furniture	156,574		155,890
Consolidated	$339,495		$333,937

Income (Loss) from Continuing Operations:
Electronic Manufacturing Services	$ (768)		$ 779
Furniture	3,183		5,081
Unallocated Corporate and Eliminations	(231)		702
Consolidated	$ 2,184	[1]	$ 6,562	[2]

	September 30,	June 30,
	2008	2008
(Amounts in Thousands)
Total Assets:
Electronic Manufacturing Services	$410,354	$396,773
Furniture	234,533	240,674
Unallocated Corporate and Eliminations	80,886	85,220
Consolidated	$725,773	$722,667

[1] Income (Loss) from Continuing Operations included after-tax restructuring charges, in thousands, of $594 in the three months ended September 30, 2008.  The EMS segment recorded, in the three months ended September 30, 2008, in thousands, $435 of after-tax restructuring charges.  The Furniture segment recorded, in the three months ended September 30, 2008, in thousands, $146 of after-tax restructuring charges.  Unallocated Corporate and Eliminations recorded, in the three months ended September 30, 2008, in thousands, $13 of after-tax restructuring charges.  See Note 7 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

[2] Income from Continuing Operations included after-tax restructuring charges, in thousands, of $193 in the three months ended September 30, 2007.  The Furniture segment recorded, in the three months ended September 30, 2007, in thousands, $123 of after-tax restructuring charges.  Unallocated Corporate and Eliminations recorded, in the three months ended September 30, 2007, in thousands, $70 of after-tax restructuring charges.  The EMS segment also recorded, in the three months ended September 30, 2007, $0.7 million of after-tax income received as part of a Polish offset credit program for investments made in the Company's Poland operation.

Note 6. Commitments and Contingent Liabilities

Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of September 30, 2008, the Company had a maximum financial exposure from unused standby letters of credit totaling $5.1 million.  The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements.  Accordingly, no liability has been recorded as of September 30, 2008 with respect to the standby letters of credit.  The Company also enters into commercial letters of credit to facilitate payment to vendors and from customers.

The Company estimates product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,
	2008	2007
(Amounts in Thousands)
Product Warranty Liability at the beginning of the period	$ 1,470	$ 2,147
Accrual for warranties issued	357	199
Additions (Reductions) related to pre-existing warranties (including changes in estimates)	(10)	92
Settlements made (in cash or in kind)	(127)	(423)
Product Warranty Liability at the end of the period	$ 1,690	$ 2,015

Note 7. Restructuring Expense

The Company recognized consolidated pre-tax restructuring expense of $1.0 and $0.3 million in the three months ended September 30, 2008 and 2007, respectively. The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets.  Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income. The following actions represent the majority of the restructuring costs during the current fiscal year. Former restructuring plans that are substantially complete, including a workforce restructuring plan and the Gaylord and Hibbing restructuring plans in the EMS segment, are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008, and are included in the summary table on the following page under Other Restructuring Plans.

Office Furniture Manufacturing Consolidation Plan

During the first quarter of fiscal year 2009, the Company approved a restructuring plan to consolidate production of select office furniture manufacturing departments. The consolidation is expected to reduce manufacturing costs and excess capacity by eliminating redundant property and equipment, processes, and employee costs. The consolidation is expected to be substantially complete by the end of fiscal year 2009. The Company estimates that the pre-tax charges related to the consolidation activities will be approximately, in millions, $1.0 consisting of $0.3 of severance and other employee costs, approximately $0.1 of property and equipment asset impairment, and $0.6 of other consolidation costs.

European Consolidation Plan

Because of evolving customer preferences for EMS operations in low-cost regions, during the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company presently has an operation in Poznan. The Company has begun moving production from Longford, Ireland into the existing Poznan facility. As part of the plan, the Company will also consolidate its EMS facilities located in Bridgend, Wales and Poznan, Poland into a new larger facility in Poznan, which is expected to improve the Company's margins in the very competitive EMS market. The plan includes the sale of the existing Poland facility at a gain which will partially fund the consolidation activities. The Company has a conditional agreement to sell the existing Poland facility for approximately 15.5 million Euro (approximately $22 million U.S. dollars at September 30, 2008 exchange rates), resulting in an approximate pre-tax gain of $16.8 million.  The plan is to be executed in stages with a projected completion date of December 2011. The Company currently estimates that the pre-tax charges related to the consolidation activities will be approximately, in millions, $20.1 consisting of approximately $18.5 of severance and other employee costs, $0.4 of property and equipment asset impairment, $0.7 of lease exit costs, and $0.5 of other exit costs. These estimates exclude the estimated gain on the sale of the Poland facility mentioned above.

Summary of All Plans
	Accrued June 30, 2008 (4)	Three Months Ended September 30, 2008			Accrued September 30, 2008 (4)	Total Charges Incurred Since Plan Announcement		Total Expected Plan Costs
(Amounts in Thousands)		Amounts Charged-Cash	Amounts Charged- Non-cash	Amounts Utilized/ Cash Paid
EMS Segment
European Consolidation Plan
Transition and Other Employee Costs	$ 15,117	$ 459	$ -0-	$(2,502)	$13,074	$16,209		$18,465
Asset Write-downs	-0-	-0-	-0-	-0-	-0-	409		409
Plant Closure and Other Exit Costs	-0-	81	-0-	(81)	-0-	144		1,209
Total	$ 15,117	$ 540	$ -0-	$(2,583)	$13,074	$16,762		$20,083
Other Restructuring Plans (1)	521	170	(13)	(596)	82	2,879	(5)	3,015	(5)
Total EMS Segment	$ 15,638	$ 710	$ (13)	$(3,179)	$13,156	$19,641		$23,098
Furniture Segment
Office Furniture Manufacturing Consolidation Plan
Transition and Other Employee Costs	$ -0-	$ 259	$ -0-	$ -0-	$ 259	$ 259		$ 259
Asset Write-downs	-0-	-0-	34	(34)	-0-	34		152
Plant Closure and Other Exit Costs	-0-	5	-0-	(5)	-0-	5		594
Total	$ -0-	$ 264	$ 34	$ (39)	$ 259	$ 298		$ 1,005
Other Restructuring Plans (2)	487	(53)	-0-	(259)	175	1,137		1,402
Total Furniture Segment	$ 487	$ 211	$ 34	$ (298)	$ 434	$ 1,435		$ 2,407
Unallocated Corporate
Other Restructuring Plans (3)	183	21	-0-	(204)	-0-	495		647
Consolidated Total of All Plans	$ 16,308	$ 942	$ 21	$(3,681)	$13,590	$21,571		$26,152

(1) EMS segment fiscal year 2009 charges include miscellaneous wrap up activities related to the workforce restructuring plan and the Hibbing restructuring plan. Total Charges Incurred Since Plan Announcement and Total Expected Plan Costs include the workforce restructuring plan and the Gaylord and Hibbing restructuring plans.
(2) Furniture segment other restructuring plan charges include miscellaneous wrap up activities related to the workforce restructuring plan.
(3) Unallocated Corporate other restructuring plan charges include miscellaneous wrap up activities related to the workforce restructuring plan and the Gaylord restructuring plan.
(4) Accrued restructuring at September 30, 2008 and June 30, 2008 was $13.6 million and $16.3 million, respectively. The balances include $4.7 million and $6.7 million recorded in current liabilities and $8.9 million and $9.6 million recorded in other long-term liabilities at September 30, 2008 and June 30, 2008, respectively.

(5) In addition to the incurred charges and total expected plan costs in the EMS segment shown above, an additional $0.8 million increase in restructuring reserves was recognized as an adjustment to the purchase price allocation of the acquisition of Reptron Electronics, Inc.

Note 8. Fair Value of Financial Assets and Liabilities

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of FAS 157 were effective for the Company as of July 1, 2008, however the FASB deferred the effective date of FAS 157 until the beginning of the Company's fiscal year 2010, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis.  Accordingly, the Company adopted FAS 157 for financial assets and liabilities measured at fair value on a recurring basis at July 1, 2008.  The adoption did not have a material impact on the Company's financial statements.

The fair value framework as established in FAS 157 requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

  Level 1:  Unadjusted quoted prices in active markets for identical assets and liabilities.
  Level 2:  Observable inputs other than those included in Level 1.  For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
  Level 3:  Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2008, the fair values of financial assets and liabilities that were valued using the market approach are categorized as follows:

(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$ 11,174	$ -0-	$ -0-	$ 11,174
Available-for-sale securities	348	52,227	-0-	52,575
Derivatives	-0-	1,116	-0-	1,116
Non-qualified supplemental employee retirement plan assets	12,135	-0-	-0-	12,135
Total assets at fair value	$ 23,657	$ 53,343	$ -0-	$ 77,000
Liabilities
Derivatives	$ -0-	$ 1,750	$ -0-	$ 1,750
Total liabilities at fair value	$ -0-	$ 1,750	$ -0-	$ 1,750

There were no changes in the Company's valuation techniques used to measure fair values on a recurring basis as a result of adopting FAS 157.

Note 9.  Assets Held for Sale

At September 30, 2008, in thousands, assets totaling $9,832 were classified as held for sale.  The assets consisted of, in thousands, $1,374 for a facility and land related to the Gaylord, Michigan, exited operation within the EMS segment; $4,227 for a portion of the Company's undeveloped land holdings and timberlands; and $4,231 for an aircraft. All of the assets were reported as unallocated corporate assets for segment reporting purposes.  The Company expects to sell these assets during the next 12 months.

During the quarter ended September 30, 2008, the Company decided to sell its investments in undeveloped land holdings and timberlands using an auction approach.  The auction is scheduled to take place during the second quarter of fiscal year 2009 with the final closings scheduled to be complete by the end of the third quarter of fiscal year 2009.  In addition, during the first quarter of fiscal year 2009, the Company decided to sell one of its aircraft and plans to replace it with a smaller, more efficient aircraft.

No impairment was recorded during the first quarter of fiscal year 2009 as the net carrying values of the assets exceeded the estimated fair market value less costs to sell.

At June 30, 2008, the Company had, in thousands, assets totaling $1,374 classified as held for sale.

Note 10. Postemployment Benefits

The Company maintains severance plans for substantially all domestic employees which provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause.  The components of net periodic postemployment benefit cost applicable to the Company's severance plans were as follows:

	Three Months Ended
	September 30,
	2008	2007
(Amounts in Thousands)
Service cost	$ 114	$ 82
Interest cost	48	35
Amortization of prior service costs	71	71
Amortization of actuarial change	10	13
Net periodic benefit cost	$ 243	$ 201

The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method.  Unusual or nonrecurring severance actions, such as those disclosed in Note 7 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements, are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 11.  Stock Compensation Plans

During the first quarter of fiscal year 2009, the Company awarded annual performance shares and long-term performance shares to officers and other key employees.  These awards entitle the employees to receive shares of the Company's Class A common stock.  Payouts under these awards are based upon the cash incentive payout percentages calculated under the Company's 2005 Profit Sharing Incentive Bonus Plan.  The maximum potential shares issuable are 442,600 shares.  The number of shares issued will be less if the maximum cash incentive payout percentages are not achieved. The contractual life of annual performance shares is one year and five years for the long-term performance shares.  Annual performance shares are based on an annual performance measurement period and vest after one year.  Long-term performance shares are based on five successive annual performance measurement periods, with each annual tranche having a grant date when economic profit tiers are established at the beginning of the applicable fiscal year and a vesting date at the end of the annual period.  The grant date fair value for the annual performance share awards and the first tranche of the long-term performance share awards granted August 19, 2008 was $10.41.

During the first quarter of fiscal year 2009, the Company also granted 2,178 unrestricted shares of Class B common stock to two key employees at a grant date fair value of $24,982.  The grant date fair value of the unrestricted shares was based on the stock price of $11.47 at the date of the grant.

All awards were granted under the 2003 Stock Option and Incentive Plan.  For information on similar unrestricted shares and performance share awards, refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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
  The Company is continually assessing its strategies in relation to the instability in the economic environment and the volatility of the financial markets. The Company is closely monitoring market changes in order to proactively adjust discretionary spending in anticipation of the impact those market changes may have on its sales and operations. A portion of the Company's office furniture sales are to financial institutions which are being impacted by the credit market issues.

Competitive pricing within the EMS segment and on select projects within the Furniture segment continues to put pressure on the Company's operating margins.
Commodity and fuel prices are expected to be a challenge the Company will continue to address in the near term.
The Company currently has excess capacity at select operations.
  The Business and Institutional Furniture Manufacturer Association (BIFMA International) lowered its projection for growth in the office furniture industry and is currently projecting a year-over-year decline in the office furniture industry for the remainder of calendar year 2008 and calendar year 2009.

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

  The Company continues its strategy of diversification within the EMS segment customer base as it focuses on four key market verticals: medical, automotive, industrial control, and public safety. Sales to customers in the medical industry are the largest portion of the Company's EMS segment with sales to customers in the automotive industry being the second largest. Diversification efforts have enabled net sales growth within the EMS segment despite a trend of declining sales to customers in the automotive industry.

  Successful execution of the Company's restructuring plans is critical to the Company's future performance. The success of the restructuring initiatives is dependent on accomplishing the plans in a timely and effective manner. A critical component of the restructuring initiatives is transfer of production among facilities which contributed to some manufacturing inefficiencies and excess working capital. The Company's restructuring plans are discussed in the segment discussions below.

  The EMS segment's new operation in China started production in June 2007.  The continued success of this start-up operation is critical for securing additional customers and increasing facility utilization.

  The Company continues to have a strong balance sheet which includes a net cash position from an aggregate of cash, cash equivalents, and short-term investments, less short-term borrowings under credit facilities totaling $22 million at September 30, 2008.  The Company also had $39.8 million available to borrow under its $100 million credit facility at September 30, 2008.  In addition, the $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to participating banks' consent.

  The Company monitors its accounts and notes receivables for possible risk of loss on collection of the receivables and records an appropriate allowance.  As of September 30, 2008, the Company believes its accounts and notes receivable allowance is adequate.  Given the current market conditions, circumstances could change in the future requiring the Company to record additional allowances.
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
    During the first quarter of fiscal year 2009, the Company approved a restructuring plan to consolidate production of select office furniture manufacturing departments.  The consolidation is expected to reduce manufacturing costs and excess capacity by eliminating redundant property and equipment, processes, and employee costs.
    During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company presently has an operation in Poznan. The Company has begun moving production from Longford, Ireland into the existing Poznan facility.  As part of the plan, the Company will also consolidate its EMS facilities located in Bridgend, Wales and Poznan into a new, larger facility in Poznan.
    In fiscal year 2008, the Company also completed the consolidation of U.S. manufacturing facilities within the EMS segment due to excess capacity resulting in the exit of two facilities.

  The Company has been focusing on reducing its increased inventory levels but has met obstacles resulting from the current economic conditions, such as customers delaying near-term requirements which in turn has postponed the reduction of inventory that was held in support of transfers of production between manufacturing facilities within the EMS segment.
  To support diversification efforts, the Company has focused on both organic growth and acquisition activities. Acquisitions allow rapid diversification of both customers and industries served.

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

The following discussions are based on income from continuing operations and therefore exclude all income statement activity of the prior year discontinued operations.

Financial Overview - Consolidated

First quarter fiscal year 2009 consolidated net sales were $339.5 million compared to first quarter fiscal year 2008 net sales of $333.9 million, a 2% increase which was primarily due to increased organic EMS segment net sales. The Company recorded income from continuing operations for the first quarter of fiscal year 2009 of $2.2 million, or $0.06 per Class B diluted share, inclusive of after-tax restructuring charges of $0.6 million, or $0.02 per Class B diluted share. The first quarter fiscal year 2009 restructuring charges were primarily related to the European consolidation plan.  First quarter fiscal year 2008 income from continuing operations was $6.6 million, or $0.17 per Class B diluted share, inclusive of after-tax restructuring charges of $0.2 million, or $0.01 per Class B diluted share.

First quarter fiscal year 2009 consolidated gross profit as a percent of net sales was 17.2% compared to 20.3% in the first quarter of fiscal year 2008. Both the EMS segment and the Furniture segment contributed to the decline as discussed in more detail in the segment discussions below.

The first quarter fiscal year 2009 consolidated selling, general and administrative (SG&A) expense level declined $6.2 million or 2.1 percentage points as a percent of net sales when compared to the first quarter of fiscal year 2008.  The decline in consolidated SG&A in absolute dollars and as a percent of net sales was primarily due to improvements resulting from the recent restructuring actions and a strong focus on improving profitability.  Additionally, the Company recorded a $1.1 million favorable adjustment in SG&A due to a reduction in its Supplemental Employee Retirement Plan (SERP) liability resulting from the normal revaluation of the liability to fair value in the first quarter of fiscal year 2009 compared to $0.2 million expense that was recorded in the first quarter of fiscal year 2008 which resulted in a favorable $1.3 million variance quarter over quarter in SG&A.  The gain resulting from the reduction of the SERP liability that was recognized in SG&A was exactly offset by a decline in the SERP investment which was recorded in Other Income; therefore there was no effect on net income. First quarter fiscal year 2009 incentive compensation costs, which are linked to profitability of the Company, were also lower than the first quarter of fiscal year 2008.

The Company recorded other expense of $0.8 million during the first quarter of fiscal year 2009 compared to first quarter fiscal year 2008 other income of $2.3 million. The aforementioned $1.3 million variance in SERP investments contributed to the decline in other income.  First quarter fiscal year 2008 other income also included $1.3 million pre-tax income relating to funds received as part of a Polish offset credit program for investments made in the Company's Poland operation.

The effective tax rate for the first quarter of fiscal year 2009 of 37% was comparable to the effective tax rate of 36% for the first quarter of fiscal year 2008.

Comparing the balance sheets as of September 30, 2008 to June 30, 2008, the increase in the Company's inventory balance was primarily in support of the transfer of production between facilities. The assets held for sale line increased as an aircraft as well as a portion of the Company's timber and land that is to be auctioned have been classified as held for sale as of September 30, 2008.  The timber and land was previously shown on the other assets line of the balance sheet; the aircraft was previously shown on the property and equipment line of the balance sheet. The Company's accounts payable balance increased since June 30, 2008 partially in relation to the increasing inventory balances; an increase in customer deposits for projects also increased the accounts payable balance.  Accrued expenses as of September 30, 2008 declined when compared to June 30, 2008 primarily due to a significant portion of accrued bonus being paid and funding to the retirement trust occurring during the first quarter of fiscal year 2009.

Results of Operations by Segment - Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Electronic Manufacturing Services Segment

During the first quarter of fiscal year 2009, the Company acquired privately-held Genesis Electronics Manufacturing of Tampa, Florida.  The acquisition supports the Company's growth and diversification strategy, bringing new customers in key target markets.  The operating results of this acquisition were included in the Company's consolidated financial statements beginning on September 1, 2008 and had an immaterial impact on the first quarter fiscal year 2009 financial results. See Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on the acquisition.

During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company has begun moving production from Longford, Ireland into the existing Poznan facility. As part of the plan, the Company will also consolidate its EMS facilities located in Bridgend, Wales and Poznan, Poland into a new, larger facility in Poznan, which is expected to improve the Company's margins in the very competitive EMS market. The plan includes the sale of the existing Poland facility at a gain which will partially fund the consolidation activities.  The plan is to be executed in stages with a projected completion date of December 2011.

See Note 7 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for more information on restructuring charges.

EMS segment results were as follows:

	At or For the Three Months Ended September 30,

	2008	2007	% Change
(Amounts in Millions)
Net Sales	$182.9	$178.0	3%

Income (Loss) from Continuing Operations	($ 0.8)	$ 0.8	(199%)

Restructuring Expense, net of tax	$ 0.5	$ 0.0

Open Orders	$200.6	$185.9	8%

First quarter fiscal year 2009 EMS segment net sales increased $4.9 million, or 3%, from the first quarter of fiscal year 2008.  Increased sales to customers in the medical and public safety industries more than offset decreased sales to customers in the industrial control and automotive industries. Due to the contract nature of the Company's business, open orders at a point in time may not be indicative of future sales trends.

First quarter fiscal year 2009 EMS segment gross profit as a percent of net sales declined 2.5 percentage points compared to the first quarter of fiscal year 2008. First quarter fiscal year 2009 gross profit was negatively impacted by excess capacity costs, labor inefficiencies at select locations and anticipated inefficiencies resulting from the European consolidation restructuring plan as significant activity occurred in the first quarter of fiscal year 2009 to move production from the Company's Longford, Ireland facility to its Poland facility.  In addition, contractual price reductions on select products effective late in fiscal year 2008 reduced the first quarter fiscal year 2009 EMS segment gross margin.

First quarter fiscal year 2009 SG&A decreased in both dollars and as a percent of net sales when compared to the first quarter of fiscal year 2008. Lower incentive compensation costs which are linked to the Company's profitability and improvements resulting from the restructuring activities drove the SG&A decline.  In addition, the leverage of higher sales volume contributed to the decline in SG&A as a percent of net sales.

The restructuring expense recorded in the first quarter of fiscal year 2009 was primarily related to the European consolidation plan.

First quarter fiscal year 2008 income from continuing operations included $1.3 million of pre-tax income relating to funds received as part of a Polish offset credit program for investments made in the Company's Poland operation.

The first quarter fiscal year 2009 and 2008 results of operations were unfavorably impacted by pre-tax costs, in millions, of $0.4 and $0.9, respectively, related to the manufacturing facility in China which began production in June 2007.

Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Three Months Ended September 30,
	2008	2007
Bayer AG affiliated sales as a percent of consolidated net sales	12%	11%
Bayer AG affiliated sales as a percent of EMS segment net sales	23%	20%

The nature of the electronic manufacturing services industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program matures and becomes established. This segment continues to experience margin pressures related to an overall excess capacity position in the electronics subcontracting services market. New business awards for projects, especially in the automotive industry, are extremely competitive.

Risk factors within this segment include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, the contract nature of this industry, unexpected integration issues with acquisitions, and the importance of sales to large customers. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Furniture Segment

During the first quarter of fiscal year 2009, the Company approved a restructuring plan to consolidate production of select office furniture manufacturing departments.  The consolidation is expected to reduce manufacturing costs and excess capacity by eliminating redundant property and equipment, processes, and employee costs.  The consolidation is expected to be substantially complete by the end of fiscal year 2009.  The Company estimates that the pre-tax charges related to the consolidation activities will be approximately $1.0 million, consisting of severance and other employee costs, property and equipment asset impairment, and other consolidation costs.

See Note 7 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for more information on restructuring charges.

Furniture segment results were as follows:

	At or For the Three Months Ended September 30,

	2008	2007	% Change
(Amounts in Millions)
Net Sales	$156.6	$155.9	0%

Income from Continuing Operations	$ 3.2	$ 5.1	(37%)

Restructuring Expense, net of tax	$ 0.1	$ 0.1

Open Orders	$124.1	$111.7	11%

Increased net sales of hospitality furniture offset decreased net sales of office furniture for the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008.  Price increases net of higher discounting contributed approximately $3.3 million to net sales during the first quarter of fiscal year 2009 when compared to the first quarter of fiscal year 2008. First quarter fiscal year 2009 sales of newly introduced office furniture products which were not sold during the first quarter of fiscal year 2008 approximated $8.0 million. Furniture products open orders at September 30, 2008 were 11% higher than open orders at June 30, 2008 due to higher office and hospitality furniture open orders. Open orders at a point in time may not be indicative of future sales trends.

First quarter fiscal year 2009 gross profit as a percent of net sales declined 3.5 percentage points when compared to the first quarter of fiscal year 2008. Gross profit was negatively impacted by higher steel prices and other supply chain cost increases, increased freight and fuel expense, and a sales mix shift to lower margin product.  In addition, an increase in LIFO inventory reserves associated with inflation in select raw materials negatively impacted the first quarter fiscal year 2009 gross profit. Price increases on select office furniture products partially offset the higher costs.

As compared to the first quarter of fiscal year 2008, the first quarter fiscal year 2009 SG&A expenses decreased in both absolute dollars and as a percent of net sales as the Furniture segment incurred lower incentive compensation costs which are linked to profitability and also realized benefits related to the restructuring activities. The Furniture segment earnings were also positively impacted by savings realized through various cost reduction initiatives.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, supply chain cost pressures, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Liquidity and Capital Resources

Working capital at September 30, 2008 was $161 million compared to working capital of $163 million at June 30, 2008. The current ratio was 1.5 at both September 30, 2008 and June 30, 2008.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO), for the first three months of fiscal year 2009 of 45.0 days approximated the 45.2 days for the first three months of fiscal year 2008. The Company defines DSO as the average of monthly accounts and notes receivable divided by an annual average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the first three months of fiscal year 2009 increased to 64.6 from 56.7 for the first three months of fiscal year 2008. The increased PDSOH was driven by EMS segment increased average inventory balances primarily due to customers delaying near-term requirements which in turn has postponed the reduction of inventory that was held in support of transfers of production between manufacturing facilities within the EMS segment. The Company defines PDSOH as the average of the monthly gross inventory divided by an annual average day's cost of sales.

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings under credit facilities decreased from $30 million at June 30, 2008 to $22 million at September 30, 2008, as cash flow generated from operations was more than offset by cash payments during the first quarter of fiscal year 2009 for capital expenditures, the acquisition within the EMS segment, and dividends.  Operating activities generated $14 million of cash flow in the first quarter of fiscal year 2009 compared to $17 million in the first quarter of fiscal year 2008.  The Company reinvested $9 million into capital investments for the future, primarily for manufacturing equipment and facility improvements.  The Company expended $5.4 million for the acquisition within the EMS segment during the first quarter of fiscal year 2009. Financing cash flow activities for the first quarter of fiscal year 2009 included $6 million in dividend payments, which remained flat with the first quarter of fiscal year 2008. During fiscal year 2009, the Company expects to continue to invest in manufacturing equipment and also is constructing a new EMS manufacturing facility in Poland as part of the consolidation of the European manufacturing footprint. The land and new facility are expected to cost approximately $35 million, and the Company has a conditional agreement to sell the current Poland facility for approximately $22 million. Additionally, during fiscal year 2009, the Company intends to sell approximately 27,300 acres of timber and farm land that it currently owns.

The Company maintains a $100 million credit facility with an expiration date in April 2013 that allows for both issuances of letters of credit and cash borrowings. The $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to participating banks' consent.  The $100 million credit facility requires the Company to comply with certain debt covenants including interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at September 30, 2008.

At September 30, 2008, the Company had $56.0 million of short-term borrowings outstanding. The outstanding balance consisted of $15.7 million for a Euro currency borrowing which provides a natural currency hedge against Euro denominated intercompany notes between the U.S. parent and the Euro functional currency subsidiaries, and an additional $39.1 million borrowing, which funded short-term cash needs. In addition, at September 30, 2008, the Company had $1.2 million of short-term borrowings outstanding under a separate Thailand credit facility which is backed by the $100 million credit facility. The Company also had letters of credit against the credit facility. Total availability to borrow under the $100 million credit facility was $39.8 million at September 30, 2008. At June 30, 2008, the Company had $52.6 million of short-term borrowings outstanding.

The Company also has a credit facility for its electronics operation in Wales, United Kingdom, which allows for multi-currency borrowings up to 2 million Sterling equivalent (approximately $3.6 million U.S. dollars at current exchange rates) and is available to cover bank overdrafts. The facility will be reviewed in November 2008 and will expire if not renewed at that time. Bank overdrafts may be deemed necessary to satisfy short-term cash needs rather than funding from intercompany sources. At both September 30, 2008 and June 30, 2008, the Company had no borrowings outstanding under the overdraft facility.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the Company's credit facilities will be sufficient in fiscal year 2009 and the foreseeable future for working capital needs, dividends, and for funding investments in the Company's future, including potential acquisitions. One of the Company's primary sources of funds is its ability to generate cash from operations to meet its liquidity obligations, which could be affected by factors such as general economic and market conditions, a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. Another source of funds is the Company's credit facilities. The $100 million credit facility is contingent on complying with certain debt covenants. The Company does not expect the covenants to limit or restrict its ability to borrow on the facility in fiscal year 2009. The Company anticipates maintaining a strong liquidity position for the next twelve months.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Fair Value

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, which defines fair value, for financial assets and liabilities measured at fair value on a recurring basis at July 1, 2008.  The adoption had an immaterial impact on the Company's financial statements for the quarter ended September 30, 2008.  During the first quarter of fiscal year 2009, no financial assets were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments.  For available-for-sale securities classified as level 2 assets, the Company's investment portfolio custodians use a pricing service to value the instruments.  The fair values are determined based on observable market inputs which use evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information.  The Company evaluated the inputs used by the pricing service to value the instruments and validated the accuracy of the instrument fair values based on historical evidence.  The Company's derivatives, which were classified as level 2 assets/liabilities, were valued using a financial risk management software package. The derivative fair values were validated via pricing received from banks which is based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates. The Company's own credit risk and counterparty credit risk had an immaterial impact on valuation of derivatives.  See Note 8 - Fair Value of Financial Assets and Liabilities of Notes to Condensed Consolidated Financial Statements for more information.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the Company's summary of contractual obligations under the caption "Contractual Obligations" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the year ended June 30, 2008.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than standby letters of credit and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on the Company's financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 6 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on standby letters of credit. The Company does not have material exposures to trading activities of non-exchange traded contracts.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At September 30, 2008 and June 30, 2008, the reserve for returns and allowances was $3.2 million and $3.3 million, respectively. Over the past two years, the returns and allowances reserve has approximated 2% of gross trade receivables.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at September 30, 2008 and June 30, 2008 was $0.9 million and $0.8 million, respectively, and over the past two years, this reserve has been less than 1% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 15% and 17% of consolidated inventories at September 30, 2008 and June 30, 2008, respectively, including approximately 79% and 85% of the Furniture segment inventories at September 30, 2008 and June 30, 2008, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. The Company may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At September 30, 2008 and June 30, 2008, the Company's accrued liabilities for self-insurance exposure were $6.2 million and $6.6 million, respectively, excluding immaterial amounts held in a voluntary employees' beneficiary association (VEBA) trust.

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

The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, the Company believes it has made adequate provision for income taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain tax positions was $2.4 million at both September 30, 2008 and June 30, 2008.

Goodwill - Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the Company compares the carrying value of the reporting unit to an estimate of the reporting unit's fair value. If the estimated fair value is less than the carrying value, goodwill is impaired and will be written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. At September 30, 2008 and June 30, 2008, the Company's goodwill totaled, in millions, $17.2 and $15.4, respectively.

New Accounting Standards

See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.

Forward-Looking Statements

Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "estimates," "projects," "expects," "anticipates," "forecasts," and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, general economic conditions, significant volume reductions from key contract customers, loss of key customers or suppliers within specific industries, availability or cost of raw materials, increased competitive pricing pressures reflecting excess industry capacities, foreign currency exchange rate fluctuations, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2008, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [2]
Month #1 (July 1-July 31, 2008)	-0-	$ -0-	-0-	2,000,000
Month #2 (August 1-August 31, 2008)	33,797	$ 11.06	-0-	2,000,000
Month #3 (September 1-September 30, 2008)	-0-	$ -0-	-0-	2,000,000
Total	33,797	$ 11.06	-0-

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

(3(b))  Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 21, 2008)

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
November 5, 2008

By:	/s/ Robert F. Schneider
ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
November 5, 2008

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended June 30, 2007)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 21, 2008)
10	Summary of Director and Named Executive Officer Compensation
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002