Form 10-Q
period 2008-12-31
KIMBALL INTERNATIONAL INC
filed 2009-02-06
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The number of shares outstanding of the Registrant's common stock as of January 22, 2009 was:
Class A Common Stock - 10,867,452 shares
Class B Common Stock - 26,200,347 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	December 31,	June 30,
	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$ 27,963	$ 30,805
Short-term investments	51,958	51,635
Receivables, net of allowances of $2,312 and $1,057, respectively	172,331	180,307
Inventories	156,084	164,961
Prepaid expenses and other current assets	35,157	37,227
Assets held for sale	15,081	1,374
Total current assets	458,574	466,309
Property and Equipment, net of accumulated depreciation of $340,958 and
$340,076, respectively	197,813	189,904
Goodwill	17,163	15,355
Other Intangible Assets, net of accumulated amortization of $62,072 and
$66,087, respectively	11,317	13,373
Other Assets	14,487	37,726
Total Assets	$ 699,354	$ 722,667
LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 60	$ 470
Accounts payable	157,228	174,575
Borrowings under credit facilities	72,279	52,620
Dividends payable	7,169	6,989
Accrued expenses	64,447	69,053
Total current liabilities	301,183	303,707
Other Liabilities:
Long-term debt, less current maturities	410	421
Other	20,038	26,072
Total other liabilities	20,448	26,493
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized
14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized
28,657,000 shares issued	1,433	1,433
Additional paid-in capital	6,808	14,531
Retained earnings	454,872	456,413
Accumulated other comprehensive income (loss)	(2,079)	12,308
Less: Treasury stock, at cost:
Class A - 3,499,000 and 2,691,000 shares, respectively	(51,123)	(46,517)
Class B - 2,458,000 and 3,372,000 shares, respectively	(32,906)	(46,419)
Total Share Owners' Equity	377,723	392,467
Total Liabilities and Share Owners' Equity	$ 699,354	$ 722,667
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net Sales	$ 327,606	$ 347,794	$ 667,101	$ 681,731
Cost of Sales	271,285	281,114	552,268	547,271
Gross Profit	56,321	66,680	114,833	134,460
Selling and Administrative Expenses	48,992	60,179	102,297	119,674
Other General Income	(9,906)	-0-	(9,906)	-0-
Restructuring Expense	1,053	623	2,016	944
Operating Income	16,182	5,878	20,426	13,842
Other Income (Expense):
Interest income	669	714	1,444	1,587
Interest expense	(614)	(524)	(1,390)	(920)
Non-operating income (expense), net	(3,909)	129	(4,687)	1,982
Other income (expense), net	(3,854)	319	(4,633)	2,649
Income from Continuing Operations Before Taxes on Income	12,328	6,197	15,793	16,491
Provision for Income Taxes	4,146	1,957	5,427	5,689
Income from Continuing Operations	8,182	4,240	10,366	10,802
Loss from Discontinued Operations, Net of Tax	-0-	-0-	-0-	(124)
Net Income	$ 8,182	$ 4,240	$ 10,366	$ 10,678
Earnings Per Share of Common Stock:
Basic Earnings Per Share from Continuing Operations:
Class A	$ 0.22	$ 0.11	$ 0.28	$ 0.29
Class B	$ 0.22	$ 0.12	$ 0.28	$ 0.29
Diluted Earnings Per Share from Continuing Operations:
Class A	$ 0.22	$ 0.11	$ 0.27	$ 0.28
Class B	$ 0.22	$ 0.11	$ 0.28	$ 0.29
Basic Earnings Per Share:
Class A	$ 0.22	$ 0.11	$ 0.28	$ 0.29
Class B	$ 0.22	$ 0.12	$ 0.28	$ 0.29
Diluted Earnings Per Share:
Class A	$ 0.22	$ 0.11	$ 0.27	$ 0.28
Class B	$ 0.22	$ 0.11	$ 0.28	$ 0.28

Dividends Per Share of Common Stock:
Class A	$ 0.155	$ 0.155	$ 0.310	$ 0.310
Class B	$ 0.160	$ 0.160	$ 0.320	$ 0.320

Average Number of Shares Outstanding
Class A and B Common Stock:
Basic	37,059	36,926	37,036	37,279
Diluted	37,490	37,432	37,519	37,786
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Six Months Ended December 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$ 10,366	$ 10,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,120	19,752
Gain on sales of assets	(8,367)	(335)
Restructuring and exit costs	(113)	782
Deferred income tax and other deferred charges	2	(7,851)
Stock-based compensation	1,562	2,524
Excess tax benefits from stock-based compensation	(2)	-0-
Change in operating assets and liabilities:
Receivables	3,710	(114)
Inventories	7,042	(22,914)
Prepaid expenses and other current assets	5,142	1,004
Accounts payable	(9,832)	28,565
Accrued expenses	(15,736)	(2,278)
Net cash provided by operating activities	12,894	29,813
Cash Flows From Investing Activities:
Capital expenditures	(27,080)	(19,104)
Proceeds from sales of assets	11,232	1,991
Payments for acquisitions	(5,391)	(4,566)
Purchase of capitalized software and other assets	(503)	(448)
Purchases of available-for-sale securities	(3,938)	(18,847)
Sales and maturities of available-for-sale securities	4,588	40,367
Other, net	5	-0-
Net cash used for investing activities	(21,087)	(607)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	40,000	-0-
Payments on revolving credit facility	(23,348)	-0-
Additional net change in credit facilities	4,232	6,735
Payments on capital leases and long-term debt	(477)	(690)
Repurchases of common stock	-0-	(24,844)
Dividends paid to Share Owners	(11,723)	(11,997)
Excess tax benefits from stock-based compensation	2	-0-
Repurchase of employee shares for tax withholding	(374)	-0-
Other, net	-0-	(2)
Net cash provided by (used for) financing activities	8,312	(30,798)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(2,961)	2,569
Net (Decrease) Increase in Cash and Cash Equivalents	(2,842)	977
Cash and Cash Equivalents at Beginning of Period	30,805	35,027
Cash and Cash Equivalents at End of Period	$ 27,963	$ 36,004
Supplemental Disclosure of Cash Flow Information
Cash (refunded) paid during the period for:
Income taxes	$ (1,726)	$ 5,608
Interest expense	$ 1,401	$ 869
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

Change in Estimate:

During the second quarter of fiscal year 2009, the Company performed an assessment of the useful lives of Enterprise Resource Planning (ERP) software.  In evaluating useful lives, the Company considered how long assets would remain functionally efficient and effective, given current levels of technology and competitive factors, and considered the current economic environment.  This assessment indicated that the assets will continue to be used for a longer period than previously anticipated.  As a result, effective October 1, 2008, the Company revised the useful lives of ERP software from 7 years to 10 years. Changes in estimates are accounted for on a prospective basis, by amortizing assets' current carrying values over their revised remaining useful lives.  The effect of this change in estimate, compared to the original amortization, for both the three and six months ended December 31, 2008 was a pre-tax reduction in amortization expense of, in thousands, $482. The pre-tax (decrease) increase to amortization expense in future periods is expected to be, in thousands, ($920) for the remainder of fiscal year 2009, and ($1,227), ($299), $451, and $911 in the four years ending June 30, 2013, and $1,566 thereafter.

Goodwill and Other Intangible Assets:

A summary of goodwill by segment is as follows:

	December 31,	June 30,
(Amounts in Thousands)	2008	2008
Electronic Manufacturing Services	$15,430	$ 13,622
Furniture	1,733	1,733
Consolidated	$17,163	$ 15,355

In the Electronic Manufacturing Services (EMS) segment, goodwill increased in the aggregate by, in thousands, $1,808 during the six months ended December 31, 2008 due to a $1,965 increase for the acquisition of Genesis Electronics Manufacturing.  See Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements for further discussion.  Goodwill was offset by, in thousands, a $157 reduction due to the effect of changes in foreign currency exchange rates.

Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the Company compares the carrying value of the reporting unit to an estimate of the reporting unit's fair value. If the estimated fair value is less than the carrying value, goodwill is impaired and will be written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. During the Company's second quarter of fiscal year 2009, the annual impairment tests were performed for several of the Company's reporting units. Goodwill was also reviewed on an interim basis during the second quarter of fiscal year 2009 due to the disparity between the Company's market capitalization and the carrying value of its stockholders' equity and the uncertainty associated with the economy. The results of the analyses indicated that the Company did not have an impairment of goodwill for any reporting units. The calculation of the fair value of the reporting units considers current market conditions existing at the assessment date. The Company will continue to monitor circumstances and events in future periods to determine whether additional goodwill impairment testing is warranted. The Company can provide no assurance that a material impairment charge will not occur in future periods as a result of these analyses.

A summary of other intangible assets subject to amortization by segment is as follows:

	December 31, 2008			June 30, 2008
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Electronic Manufacturing Services:
Capitalized Software	$ 27,278	$ 23,775	$ 3,503	$27,228	$ 22,531	$ 4,697
Customer Relationships	1,167	342	825	937	247	690
Other Intangible Assets	$ 28,445	$ 24,117	$ 4,328	$28,165	$ 22,778	$ 5,387

Furniture:
Capitalized Software	$ 37,360	$ 32,233	$ 5,127	$43,868	$ 37,895	$ 5,973
Product Rights	1,160	267	893	1,160	210	950
Other Intangible Assets	$ 38,520	$ 32,500	$ 6,020	$45,028	$ 38,105	$ 6,923

Unallocated Corporate:
Capitalized Software	$ 6,424	$ 5,455	$ 969	$ 6,267	$ 5,204	$ 1,063
Other Intangible Assets	$ 6,424	$ 5,455	$ 969	$ 6,267	$ 5,204	$ 1,063

Consolidated	$ 73,389	$ 62,072	$11,317	$79,460	$ 66,087	$13,373

The customer relationship intangible asset increased by, in thousands, $230 during the six months ended December 31, 2008 due to the acquisition of Genesis Electronics Manufacturing.

Amortization expense related to other intangible assets was, in thousands, $872 and $2,543 during the quarter and year-to-date periods ended December 31, 2008, respectively.  Amortization expense related to other intangible assets was, in thousands, $2,171 and $4,201 during the quarter and year-to-date periods ended December 31, 2007, respectively.  Amortization expense in future periods is expected to be, in thousands, $1,353 for the remainder of fiscal year 2009, and $2,367, $1,974, $1,734, and $1,472 in the four years ending June 30, 2013, and $2,417 thereafter.  The amortization period for product rights is 7 years.  The amortization periods for customer relationship intangible assets range from 10 to 16 years.  The estimated useful life of internal-use software ranges from 3 to 10 years.

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

Non-Operating Income (Expense):

Non-operating Income (Expense) includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on Supplemental Employee Retirement Plan (SERP) investments, non-production rent income, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations.

Components of Non-operating Income (Expense), net:
	Three Months Ended		Six Months Ended
(Amounts in Thousands)	December 31,		December 31,
	2008	2007	2008	2007
Foreign Currency/Derivative Gain (Loss)	$(1,499)	$ 667	$ (988)	$ 752
Loss on Supplemental Employee Retirement Plan Investment	(2,234)	(354)	(3,357)	(205)
Polish offset credit program	0	0	0	1,324
Other	(176)	(184)	(342)	111
Non-operating Income (Expense), net	$(3,909)	$ 129	$(4,687)	$1,982

Derivative Instruments and Hedging Activities:

The Company uses forward exchange contracts to reduce the effect of currency risk in the financial statements. The fair value of derivative financial instruments recorded on the balance sheet as of December 31, 2008 and June 30, 2008 was, in thousands, $714 and $1,307, recorded in assets, and $14,458 and $2,582 recorded in liabilities, respectively.  The fair value of derivative financial instruments recorded on the balance sheet declined by $12.5 million from June 30, 2008 to December 31, 2008, consisting of a $0.6 million decline in derivative assets and a $11.9 million increase in derivative liabilities due to the strengthening of the Company's functional currencies relative to its hedged currencies.  The majority of derivative instruments are classified as cash flow hedges and are accounted for such that gains or losses are initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners' Equity, and are subsequently reclassified into earnings in the period during which the underlying hedged transaction is recognized in earnings.  The derivative losses that are deferred in Accumulated Other Comprehensive Income (Loss) increased from June 30, 2008 to December 31, 2008 by $10.9 million pre-tax, or $7.9 million net of tax.  Losses on forward exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings.  Because gains or losses on forward contracts fluctuate based on currency spot rates, the future effect on earnings of the hedges alone is not determinable, but in conjunction with the underlying hedged transactions the result is expected to be a decline in currency risk.  See Note 4 - Comprehensive Income (Loss) of Notes to Condensed Consolidated Financial Statements for further detail of the balances and changes in Accumulated Other Comprehensive Income (Loss).

 New Accounting Standards:

In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (FSP FAS 157-3). This FSP clarifies the application of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective for the Company upon issuance and did not have an impact on the Company's financial position or results of operations because the Company currently has no financial instruments in inactive markets.

In June 2008, the FASB issued an FSP on Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The two-class method is an earnings allocation method for computing earnings per share when an entity's capital structure includes multiple classes of common stock and participating securities. FSP EITF 03-6-1 is effective as of the beginning of the Company's fiscal year 2010 and requires that previously reported earnings per share data be recast in financial statements issued in periods after the effective date. The Company is currently evaluating the impact of FSP EITF 03-6-1 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement did not change existing practices. This statement became effective on November 15, 2008 and did not have a material effect on the Company's consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158). FAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its statement of financial position, recognize through comprehensive income changes in that funded status in the year in which the changes occur, and measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year. At the end of fiscal year 2007, the Company adopted the provisions of FAS 158 related to recognition of plan assets, benefit liabilities, and comprehensive income. The Company has adopted the provisions of this rule that require measurement of plan assets and benefit obligations as of the year end balance sheet date for the Company's fiscal year 2009, and it will not have a material impact on the Company's financial position, results of operations, or cash flows. This rule impacts the accounting for the Company's unfunded noncontributory postemployment severance plans.

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

Note 2. Acquisition

During the first quarter of fiscal year 2009, the Company acquired privately-held Genesis Electronics Manufacturing located in Tampa, Florida.  The acquisition supports the Company's growth and diversification strategy, bringing new customers in key target markets.  The acquisition purchase price totaled $5.4 million.  Assets acquired were $7.7 million, which included $2.0 million of goodwill, and liabilities assumed were $2.3 million. Goodwill was allocated to the EMS segment of the Company.  Direct costs of the acquisition were not material.  The operating results of this acquisition are included in the Company's consolidated financial statements beginning on September 1, 2008 and had an immaterial impact on the second quarter and year-to-date fiscal year 2009 financial results.  The purchase price allocation is final.

Note 3. Inventories

Inventory components of the Company were as follows:

	December 31,	June 30,
(Amounts in Thousands)	2008	2008
Finished Products	$ 44,879	$ 42,201
Work-in-Process	14,576	14,363
Raw Materials	115,470	126,583
Total FIFO Inventory	$174,925	$183,147
LIFO Reserve	(18,841)	(18,186)
Total Inventory	$156,084	$164,961

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to Share Owners. Comprehensive income (loss), shown net of tax if applicable, for the three and six-month periods ended December 31, 2008 and 2007 is as follows:

	Three Months Ended December 31, 2008			Three Months Ended December 31, 2007
(Amounts in Thousands)	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income			$ 8,182			$ 4,240
Other comprehensive income (loss):
Foreign currency translation adjustments	$ (1,003)	$ (880)	$ (1,883)	$ 1,753	$ -0-	$ 1,753
Postemployment severance actuarial change	196	(78)	118	205	(81)	124
Other fair value changes:
Available-for-sale securities	956	(385)	571	407	(162)	245
Derivatives	(14,653)	4,557	(10,096)	(1,324)	564	(760)
Reclassification to earnings:
Available-for-sale securities	31	(12)	19	(73)	29	(44)
Derivatives	3,337	(1,398)	1,939	515	(184)	331
Amortization of prior service costs	72	(29)	43	72	(29)	43
Amortization of actuarial change	(2)	1	(1)	(1)	-0-	(1)
Other comprehensive income (loss)	$ (11,066)	$ 1,776	$ (9,290)	$ 1,554	$ 137	$ 1,691
Total comprehensive income (loss)			$ (1,108)			$ 5,931

	Six Months Ended December 31, 2008			Six Months Ended December 31, 2007
(Amounts in Thousands)	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income			$ 10,366			$ 10,678
Other comprehensive income (loss):
Foreign currency translation adjustments	$ (6,295)	$ (880)	$ (7,175)	$ 4,618	$ -0-	$ 4,618
Postemployment severance actuarial change	-0-	-0-	-0-	(183)	73	(110)
Other fair value changes:
Available-for-sale securities	991	(395)	596	977	(389)	588
Derivatives	(14,597)	4,633	(9,964)	(2,717)	1,012	(1,705)
Reclassification to earnings:
Available-for-sale securities	-0-	-0-	-0-	(89)	35	(54)
Derivatives	3,705	(1,640)	2,065	751	(233)	518
Amortization of prior service costs	143	(57)	86	143	(57)	86
Amortization of actuarial change	8	(3)	5	12	(5)	7
Other comprehensive income (loss)	$ (16,045)	$ 1,658	$ (14,387)	$ 3,512	$ 436	$ 3,948
Total comprehensive income (loss)			$ (4,021)			$ 14,626

Accumulated other comprehensive income (loss), net of tax effects, was as follows:
	December 31, 2008	June 30, 2008
(Amounts in Thousands)
Foreign currency translation adjustments	$ 6,680	$ 13,855
Unrealized gain (loss) from:
Available-for-sale securities	848	252
Derivatives	(8,479)	(580)
Postemployment benefits:
Prior service costs	(1,065)	(1,151)
Net actuarial loss	(63)	(68)
Accumulated other comprehensive income (loss)	$ (2,079)	$ 12,308

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

	Three Months Ended				Six Months Ended
	December 31,				December 31,
(Amounts in Thousands)	2008		2007		2008		2007
Net Sales:
Electronic Manufacturing Services	$166,912		$177,362		$349,833		$355,409
Furniture	160,694		170,432		317,268		326,322
Consolidated	$327,606		$347,794		$667,101		$681,731

Income (Loss) from Continuing Operations:
Electronic Manufacturing Services	$ (709)		$ (2,102)		$ (1,477)		$ (1,323)
Furniture	4,049		5,801		7,232		10,882
Unallocated Corporate and Eliminations	4,842		541		4,611		1,243
Consolidated	$ 8,182	[1]	$ 4,240	[2]	$ 10,366	[1]	$ 10,802	[2]

	December 31,	June 30,
(Amounts in Thousands)	2008	2008
Total Assets:
Electronic Manufacturing Services	$379,492	$396,773
Furniture	222,103	240,674
Unallocated Corporate and Eliminations	97,759	85,220
Consolidated	$699,354	$722,667

[1] Income (Loss) from Continuing Operations included after-tax restructuring charges, in thousands, of $661 and $1,255 in the three and six months ended December 31, 2008, respectively.  The EMS segment recorded, in the three and six months ended December 31, 2008, in thousands, $464 and $899, respectively, of after-tax restructuring charges.  The Furniture segment recorded, in the three and six months ended December 31, 2008, in thousands, $143 and $289, respectively, of after-tax restructuring charges.  Unallocated Corporate and Eliminations recorded, in the three and six months ended December 31, 2008, in thousands, $54 and $67, respectively, of after-tax restructuring charges.  See Note 7 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.  Additionally, the EMS segment recorded for both the three and six months ended December 31, 2008, $1.6 million of after-tax income for earnest money deposits retained by the Company resulting from the termination of the contract to sell the Company's Poland building and real estate.  Unallocated Corporate and Eliminations also recorded, for both the three and six months ended December 31, 2008, after-tax gains of $4.8 million on the sale of undeveloped land holdings and timberlands which were closed on during the quarter.  The Company expects to close the majority of the land and timberland sales during the third quarter of fiscal year 2009.

[2] Income (Loss) from Continuing Operations included after-tax restructuring charges, in thousands, of $375 and $568 in the three and six months ended December 31, 2007, respectively.  The EMS segment recorded, in thousands, $133 for both the three and six months ended December 31, 2007 of after-tax restructuring charges.  The Furniture segment recorded, in the three and six months ended December 31, 2007, in thousands, $151 and $274, respectively, of after-tax restructuring charges.  Unallocated Corporate and Eliminations recorded, in the three and six months ended December 31, 2007, in thousands, $91 and $161, respectively, of after-tax restructuring charges.  See Note 7 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.  The EMS segment also recorded, in the six months ended December 31, 2007, $0.7 million of after-tax income received as part of a Polish offset credit program for investments made in the Company's Poland operation.

Note 6. Commitments and Contingent Liabilities

Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of December 31, 2008, the Company had a maximum financial exposure from unused standby letters of credit totaling $5.0 million.  The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements.  Accordingly, no liability has been recorded as of December 31, 2008 with respect to the standby letters of credit.  The Company also enters into commercial letters of credit to facilitate payment to vendors and from customers.

The Company estimates product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the six months ended December 31, 2008 and 2007 were as follows:

	Six Months Ended December 31,
(Amounts in Thousands)	2008	2007
Product Warranty Liability at the beginning of the period	$ 1,470	$ 2,147
Accrual for warranties issued	619	226
Additions (reductions) related to pre-existing warranties (including changes in estimates)	(4)	211
Settlements made (in cash or in kind)	(498)	(597)
Product Warranty Liability at the end of the period	$ 1,587	$ 1,987

Note 7. Restructuring Expense

The Company recognized consolidated pre-tax restructuring expense of $1.0 million and $2.0 million in the three and six months ended December 31, 2008, respectively, and $0.6 million and $0.9 million in the three and six months ended December 31, 2007, respectively.  The actions discussed below represent the majority of the restructuring costs during the current fiscal year. Former restructuring plans that are substantially complete, including a workforce restructuring plan and the Gaylord and Hibbing restructuring plans in the EMS segment, are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and are included in the summary table on the following page under Other Restructuring Plans.

The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets.  Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.

Office Furniture Manufacturing Consolidation Plan

During the first quarter of fiscal year 2009, the Company approved a restructuring plan to consolidate production of select office furniture manufacturing departments. The consolidation is expected to reduce manufacturing costs and excess capacity by eliminating redundant property and equipment, processes, and employee costs. The consolidation is expected to be substantially complete by the end of fiscal year 2009. The Company estimates that the pre-tax charges related to the consolidation activities will be approximately, in millions, $1.1 consisting of  $0.4 of severance and other employee costs, $0.1 of property and equipment asset impairment, and $0.6 of other consolidation costs.

European Consolidation Plan

Because of evolving customer preferences for EMS operations in low-cost regions, during the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company presently has an operation in Poznan. The Company completed the move of production from Longford, Ireland into the existing Poznan facility during the fiscal year 2009 second quarter. As part of the plan, the Company will also consolidate its EMS facilities located in Bridgend, Wales, and Poznan, Poland, into a new larger facility in Poznan, which is expected to improve the Company's margins in the very competitive EMS market. The Company intends to sell the existing Poland facility and real estate.  The plan is being executed in stages with a projected completion date of  December 2011. The Company currently estimates that the pre-tax charges related to the consolidation activities will be approximately, in millions, $20.2 consisting of  $18.8 of severance and other employee costs,  $0.3 of property and equipment asset impairment, $0.8 of lease exit costs, and $0.3 of other exit costs.

Summary of All Plans
	Accrued June 30, 2008 (4)	Six Months Ended December 31, 2008				Accrued December 31, 2008 (4)	Total Charges Incurred Since Plan Announcement		Total Expected Plan Costs
(Amounts in Thousands)		Amounts Charged-Cash	Amounts Charged- Non-cash	Amounts Utilized/ Cash Paid
EMS Segment
European Consolidation Plan
Transition and Other Employee Costs	$ 15,117	$ 1,076	$ -0-	$ (6,179)	(6)	$ 10,014	$ 16,826		$ 18,809
Asset Write-downs	-0-	-0-	(156)	156		-0-	253		253
Plant Closure and Other Exit Costs	-0-	293	-0-	(160)	(6)	133	356		1,093
Total	$ 15,117	$ 1,369	$ (156)	$ (6,183)		$ 10,147	$ 17,435		$ 20,155
Other Restructuring Plans (1)	521	252	(41)	(732)		-0-	2,933	(5)	2,933	(5)
Total EMS Segment	$ 15,638	$ 1,621	$ (197)	$ (6,915)		$ 10,147	$ 20,368		$ 23,088
Furniture Segment
Office Furniture Manufacturing Consolidation Plan
Transition and Other Employee Costs	$ -0-	$ 417	$ -0-	$ (184)		$ 233	$ 417		$ 417
Asset Write-downs	-0-	-0-	84	(84)		-0-	84		152
Plant Closure and Other Exit Costs	-0-	5	-0-	(5)		-0-	5		569
Total	$ -0-	$ 422	$ 84	$ (273)		$ 233	$ 506		$ 1,138
Other Restructuring Plans (2)	487	(25)	-0-	(359)		103	1,165		1,431
Total Furniture Segment	$ 487	$ 397	$ 84	$ (632)		$ 336	$ 1,671		$ 2,569
Unallocated Corporate
Other Restructuring Plans (3)	183	111	-0-	(294)		-0-	585		777
Consolidated Total of All Plans	$ 16,308	$ 2,129	$ (113)	$ (7,841)		$ 10,483	$ 22,624		$ 26,434

(1) EMS segment fiscal year 2009 other restructuring plan charges include miscellaneous wrap-up activities related to the workforce restructuring plan and the Hibbing restructuring plan. Total Charges Incurred Since Plan Announcement and Total Expected Plan Costs include the workforce restructuring plan and the Gaylord and Hibbing restructuring plans.
(2) Furniture segment other restructuring plan charges include miscellaneous wrap-up activities related to the workforce restructuring plan.
(3) Unallocated Corporate other restructuring plan charges include miscellaneous wrap-up activities related to the workforce restructuring plan and the Gaylord restructuring plan.
(4) Accrued restructuring at December 31, 2008 and June 30, 2008 was $10.5 million and $16.3 million, respectively. The balances include $3.8 million and $6.7 million recorded in current liabilities and $6.7 million and $9.6 million recorded in other long-term liabilities at December 31, 2008 and June 30, 2008, respectively.

(5) In addition to the incurred charges and total expected plan costs in the EMS segment shown above, an additional $0.8 million increase in restructuring reserves was recognized as an adjustment to the purchase price allocation of the acquisition of Reptron Electronics, Inc. during fiscal years 2007 and 2008.
(6) The effect of changes in foreign currency exchange rates within the EMS segment primarily due to revaluation of the restructuring liability is included in these amounts.

Note 8. Fair Value of Financial Assets and Liabilities

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of FAS 157 were effective for the Company as of July 1, 2008, however, the FASB deferred the effective date of FAS 157 until the beginning of the Company's fiscal year 2010, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not measured at fair value on a recurring basis.  Accordingly, the Company adopted FAS 157 for financial assets and liabilities measured at fair value on a recurring basis at July 1, 2008.  The adoption did not have a material impact on the Company's financial statements.

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
  Level 3:  Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

As of December 31, 2008, the fair values of financial assets and liabilities that were valued using the market approach are categorized as follows:

(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$ 10,083	$ -0-	$ -0-	$ 10,083
Available-for-sale securities	350	51,608	-0-	51,958
Derivatives	-0-	714	-0-	714
Nonqualified supplemental employee retirement plan assets	10,022	-0-	-0-	10,022
Total assets at fair value	$ 20,455	$ 52,322	$ -0-	$ 72,777
Liabilities
Derivatives	$ -0-	$ 14,458	$ -0-	$ 14,458
Total liabilities at fair value	$ -0-	$ 14,458	$ -0-	$ 14,458

There were no changes in the Company's valuation techniques used to measure fair values on a recurring basis as a result of adopting FAS 157.

Note 9.  Assets Held for Sale

At December 31, 2008, in thousands, assets totaling $15,081 were classified as held for sale and consisted of $13,707 for undeveloped land holdings and timberlands and $1,374 for a facility and land related to the Gaylord, Michigan, exited operation within the EMS segment.  All of the assets were reported as unallocated corporate assets for segment reporting purposes.  The Company expects to sell these assets during the next 12 months.

During the quarter ended September 30, 2008, the Company decided to sell its undeveloped land holdings and timberlands using an auction approach.  Only a portion of the land qualified for held for sale classification as of September 30, 2008.  The auction took place during November 2008.  A portion of the land tracts sold via the auction were finalized during December 2008.  The remainder of the land tracts sold via the auction have final closings scheduled to be complete in the Company's fiscal year 2009 third quarter and are classified as held for sale as of December 31, 2008.

During the quarter ended September 30, 2008, the Company decided to sell one of its aircraft and replace it with a smaller, more efficient aircraft, and it met the criteria for held for sale classification.  As of December 31, 2008, due to inactivity in the aircraft market, the Company's aircraft no longer meets the criteria for held for sale classification.  The impact of reclassifying the asset to held and used was immaterial to the Company's results of operations.

No impairment was recorded during the three and six month months ended December 31, 2008 as the net carrying values of the assets held for sale were less than the estimated fair market value less costs to sell.

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

Note 10. Postemployment Benefits

The Company maintains severance plans for substantially all domestic employees which provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause.  The components of net periodic postemployment benefit cost applicable to the Company's severance plans were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Amounts in Thousands)	2008	2007	2008	2007
Service cost	$ 48	$ 66	$ 162	$ 148
Interest cost	21	28	69	63
Amortization of prior service costs	72	72	143	143
Amortization of actuarial change	(2)	(1)	8	12
Net periodic benefit cost	$ 139	$ 165	$ 382	$ 366

The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method.  Unusual or non-recurring severance actions, such as those disclosed in Note 7 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements, are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 11.  Stock Compensation Plans

During the second quarter of fiscal year 2009, the Company granted 27,117 unrestricted shares of Class B common stock to non-employee directors at a grant date fair value of $163,516, which was based on the stock price of $6.03 at the date of the grant.  These shares were issued to members of the Board of Directors as compensation for director's fees, as a result of directors' elections to receive unrestricted shares in lieu of cash payment.  Director's fees are expensed over the period that directors earn the compensation.

Also during the second quarter of fiscal year 2009, the Company granted 250 unrestricted shares of Class B common stock to one key employee at a grant date fair value of $2,153, which was based on the stock price of $8.61 at the date of the grant.

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

Also, during the first quarter of fiscal year 2009, the Company granted 2,178 unrestricted shares of Class B common stock to two key employees at a grant date fair value of $24,982.  The grant date fair value of the unrestricted shares was based on the stock price of $11.47 at the date of the grant.

All awards were granted under the 2003 Stock Option and Incentive Plan.  For information on similar unrestricted shares and performance share awards, refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Note 12. Subsequent Event

The Company entered into agreements to sell undeveloped land holdings and timberlands which approximate 27,200 acres.  The sale was conducted utilizing an auction approach.  The auctions began on November 6, 2008, and negotiations concluded on November 13, 2008.  These agreements are with numerous buyers, and the combined purchase price for all buyers was $50.6 million for the entire acreage.  These agreements are not contingent upon buyers obtaining financing.  In addition to the $8 million pre-tax gain recognized in the second quarter of fiscal year 2009 for the closings that occurred during the quarter, the Company expects to record a pre-tax gain of approximately $23 million during the third quarter of fiscal year 2009 for the remainder of the closings.  Gains are net of applicable selling and other expenses including the buyer's premium.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Kimball International, Inc. provides a variety of products from its two business segments: the Furniture segment and the Electronic Manufacturing Services (EMS) segment. The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities globally to medical, automotive, industrial control, and public safety industries.

Both of the Company's segments have been adversely impacted by the continued weakening in the global economy.  The Company experienced reduced order trends during its fiscal year 2009 second quarter ending December 31, 2008.  Open orders at December 31, 2008 were 16% lower in the EMS segment and 11% lower in the Furniture segment compared to the beginning of the second quarter.

The EMS industry sales projection for calendar year 2009 (the average projection by IDC, iSuppli, and Technology Forecasters) is for growth of 3.2%.   Semiconductor sales, though, are expected to decline approximately 7% in calendar year 2009 representing declines in end market demand for products utilizing electronic components.  Generally, as electronics end markets decline, EMS industry sales improve as customers outsource a greater portion of their electronics manufacturing to free up capital for design and marketing programs and to gain cost advantages.  However, if customers elect to in-source a greater portion of their electronics manufacturing during this economic downturn, the EMS industry could see negative growth in calendar year 2009.

The Company continues its strategy of diversification within the EMS segment customer base as it focuses on the four key vertical markets of medical, automotive, industrial control, and public safety.  The state of the automotive vertical market is the most uncertain at this time.  The Company expects the automotive demand to continue to decline but is uncertain as to how long and to what extent.  The industrial control vertical market is showing weakness due to the slowing of commercial activity along with reduced residential construction and remodeling.  The medical vertical market and the public safety vertical market both continue to send signals of strength.  Sales to customers in the medical industry are the largest portion of the Company's EMS segment with sales to customers in the automotive industry being the second largest. The Company's sales to customers in the automotive industry are diversified between more than ten domestic and foreign customers and represented approximately 29% of the EMS segment's net sales for the quarter ended December 31, 2008.  The amount of sales of electronic components that relate to General Motors, Ford, and Chrysler automobiles sold in North America were approximately 11% of the Company's EMS segment net sales during the quarter ended December 31, 2008.

Within the Furniture segment, order volumes continue to tighten and decline in both the office furniture and hospitality furniture industries.  The Business and Institutional Furniture Manufacturer Association (BIFMA International) is projecting an approximate 10% year-over-year decline in the office furniture industry for calendar year 2009.  While the Company expects its contract office furniture brand to decline at a more rapid pace than its mid-market brand due to the project nature of the contract market, it cannot predict future overall office furniture order trends at this time due to the short lead time of orders and the volatility in the global economy.  The Company expects a continued decline in order rates for hospitality furniture also as hotel occupancy rates and per room revenue rates are declining on lower consumer spending.

Competitive pricing pressures within the EMS segment and on select projects within the Furniture segment continue to put pressure on the Company's operating margins.  In addition, demand for several of the Company's office furniture products which carry a lower profit margin is outpacing demand for other higher margin products, and the office furniture sales mix is thus shifting to a less profitable mix of products.

The current economic conditions and the tightening of the credit markets have also increased the risk of uncollectible accounts and notes receivables.  Accordingly, the Company heightened its monitoring of  receivables and related credit risks during the quarter ended December 31, 2008.  The Company believes its accounts and notes receivables allowance for uncollectible accounts is adequate as of December 31, 2008.  Given the current market conditions and limited credit availability, the economy could decline further potentially requiring the Company to record additional allowances.

The Company is continually assessing its strategies in relation to the significant macroeconomic challenges including the instability in the financial markets, credit availability, and demand for products.  The Company implemented various initiatives during the fiscal year 2009 second quarter in response to the deteriorating market conditions including reducing operating costs, more closely scrutinizing customer and supply chain risk, and deferring and cancelling capital expenditures that are not immediately required to support customer requirements.  The Company will continue to closely monitor market changes and its liquidity in order to proactively adjust its operating costs, discretionary capital spending, and dividend levels as needed.

The Company continues to have a strong balance sheet which includes a minimal amount of long-term debt of $0.4 million and Share Owners' equity of $377.7 million.  The Company's short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of the Company's revolving credit facility amounts to $110.6 million at December 31, 2008.

In addition to the above risks related to the current economic conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding the Company's financial condition and operating performance:

Although the Company has seen recent moderate declines in the cost of some commodities, commodity and fuel prices are expected to be a challenge the Company will continue to address in the near term.
The Company currently has under-utilized capacity at select operations.
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

  Successful execution of the Company's restructuring plans is critical to the Company's future performance. The success of the restructuring initiatives is dependent on accomplishing the plans in a timely and effective manner. A critical component of the restructuring initiatives is the transfer of production among facilities which contributed to some manufacturing inefficiencies and excess working capital. The Company's restructuring plans are discussed in the segment discussions below.

  The EMS segment's operation in China started production in June 2007. The continued success of this start-up operation is critical for securing additional customers and increasing facility utilization.

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

To address these and other trends and events, the Company has taken, or continues to consider and take, the following actions:

  As end markets dictate, the Company is continually assessing under-utilized capacity and developing plans to better utilize manufacturing operations, including shifting manufacturing capacity to lower cost venues as necessary.

o   During the first quarter of fiscal year 2009, the Company approved a restructuring plan to consolidate production of select office furniture manufacturing departments.  The consolidation is expected to reduce manufacturing costs and excess capacity by eliminating redundant property and equipment, processes, and employee costs.

o   During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company presently has an operation in Poznan. The Company completed the move of production from Longford, Ireland, into the existing Poznan facility during the second quarter of fiscal year 2009.  As part of the plan, the Company will also consolidate its EMS facilities located in Bridgend, Wales, and Poznan into a new, larger facility in Poznan.

o   In fiscal year 2008, the Company also completed the consolidation of U.S. manufacturing facilities within the EMS segment due to excess capacity resulting in the exit of two facilities.

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

Financial Overview - Consolidated

Second quarter fiscal year 2009 consolidated net sales were $327.6 million compared to the second quarter fiscal year 2008 net sales of $347.8 million, a 6% decrease which was due to decreased net sales in both the EMS segment and the Furniture segment. The Company recorded income from continuing operations for the second quarter of fiscal year 2009 of $8.2 million, or $0.22 per Class B diluted share, inclusive of after-tax restructuring charges of $0.7 million, or $0.02 per Class B diluted share. The second quarter fiscal year 2009 restructuring charges were primarily related to the European consolidation plan.  Second quarter fiscal year 2009 results also include two non-recurring income items: a $4.8 million after-tax gain, or $0.13 per Class B diluted share, related to the sale of a portion of the Company's undeveloped land holdings and timberlands; and $1.6 million of after-tax income, or $0.04 per Class B diluted share, for earnest money deposits retained by the Company resulting from the termination of the contract to sell the Company's Poland building and real estate. Second quarter fiscal year 2008 income from continuing operations was $4.2 million, or $0.11 per Class B diluted share, inclusive of after-tax restructuring charges of $0.4 million, or $0.01 per Class B diluted share.

Net sales for the six-month period ended December 31, 2008, of $667.1 million were down 2% from net sales of $681.7 million for the same period of the prior year due to declines in both segments. Income from continuing operations for the six-month period ended December 31, 2008, totaled $10.4 million, or $0.28 per Class B diluted share, inclusive of $1.3 million, or $0.03 per Class B diluted share, of after-tax restructuring costs primarily related to the European consolidation plan; $4.8 million after-tax gain, or $0.13 per Class B diluted share, related to the sale of a portion of the Company's undeveloped land holdings and timberlands; and $1.6 million of after-tax income, or $0.04 per Class B diluted share, for earnest money deposits retained by the Company resulting from the termination of the contract to sell the Company's Poland building and real estate. Income from continuing operations for the six-month period ended December 31, 2007 totaled $10.8 million, or $0.29 per Class B diluted share, inclusive of $0.6 million, or $0.01 per Class B diluted share, of after-tax restructuring costs.

Consolidated gross profit as a percent of net sales declined 2.0 percentage points to 17.2% for the second quarter of fiscal year 2009 from 19.2% for the second quarter of fiscal year 2008. For the year-to-date period of fiscal year 2009 gross profit as a percent of net sales declined to 17.2% compared to 19.7% for the year-to-date period of fiscal year 2008. Both the EMS segment and the Furniture segment contributed to the declines as discussed in more detail in the segment discussions below.

Consolidated selling and administrative costs for the three and six months ended December 31, 2008 declined 19% and 15%, respectively, compared to the three and six months ended December 31, 2007. The improvements were primarily related to benefits realized as a result of the previously announced restructurings; lower incentive compensation and certain employee benefit costs which are linked to Company profitability; lower sales and marketing incentive costs; and lower travel costs.  Partially offsetting these cost declines were increases in employee healthcare costs and bad debt expense. Additionally, during the second quarter and year-to-date period of fiscal year 2009, the Company recorded $2.2 million and $3.4 million, respectively, of favorable adjustments due to a reduction in its Supplemental Employee Retirement Plan (SERP) liability resulting from the normal revaluation of the liability to fair value compared to the $0.3 million and $0.2 million income, respectively, that was recorded in the second quarter and year-to-date period of fiscal year 2008. The result for the second quarter and year-to-date period was a favorable variance in selling and administrative costs of $1.9 million and $3.2 million, respectively.  The gain resulting from the reduction of the SERP liability that was recognized in selling and administrative costs was exactly offset by a decline in the SERP investment which was recorded in Other Income as non-operating income/(expense), and thus there was no effect on net earnings. The SERP investment is primarily comprised of employee contributions.

Other General Income in the second quarter of fiscal year 2009 included the $8.0 million pre-tax gain on the sale of a portion of the Company's undeveloped land holdings and timberlands.  The gain was included in Unallocated Corporate in segment reporting.  The auction took place during November 2008. A portion of the land tracts sold via the auction were finalized during December 2008. The remainder of the land tracts sold via the auction have final closings scheduled to be complete in the Company's fiscal year 2009 third quarter with an estimated approximate additional pre-tax gain of $23 million. In addition, the Company had a conditional agreement to sell and lease back the facilities and real estate that house its current Poland operations. However, during the second quarter of fiscal year 2009, the buyer was unable to close the transaction.  As a result, the Company was entitled to retain approximately $1.9 million of the deposit funds held by the Company which was recorded as pre-tax income in Other General Income.  This income was recorded in the EMS segment.

The Company recorded other expense of $3.9 million and $4.6 million during the three and six months ended December 31, 2008 compared to other income of $0.3 million and $2.6 million during the three and six months ended December 31, 2007, respectively. The aforementioned $1.9 million and $3.2 million variance in SERP investments contributed to the increased other expense. In addition, Other income/expense was unfavorably impacted by foreign currency movements when compared to the prior year which are partially offset by a favorable impact within operating income.  First quarter fiscal year 2008 other income also included $1.3 million pre-tax income relating to funds received as part of a Polish offset credit program for investments made in the Company's Poland operation.

The Company's effective tax rate of 34.4% for the six months ended December 31, 2008 was comparable to the rate for the six months ended December 31, 2007. The fiscal year 2009 rate was favorably impacted by a $0.9 million tax benefit related to its European operations and a $0.5 million adjustment to the research and development tax credit.  The effective tax rate for fiscal year 2009 was negatively impacted by losses generated in select foreign jurisdictions which have a lower tax rate.

Comparing the balance sheets as of December 31, 2008 to June 30, 2008, the Company's accounts receivable, inventory, and accounts payable balances all declined. The decrease in the Company's inventory balance is driven by a focus on managing working capital. At June 30, 2008, the Company's accounts payable and accounts receivable balances were high due to an agreement with select customers from which the Company also purchases materials that allowed the Company to extend accounts payable terms if those customers extended the timeframe in which they paid the Company. The Company's accounts payable balance also decreased since June 30, 2008 in relation to the declining inventory balances. The assets held for sale line increased as the tracts of undeveloped land holdings and timberlands that were auctioned in November 2008 for which the closings had not occurred as of December 31, 2008 have been classified as held for sale as of December 31, 2008.  The land was previously shown on the other assets line of the balance sheet. The increase in property and equipment is primarily due to the construction of the new EMS segment facility in Poland and other EMS segment manufacturing equipment. Accrued expenses as of December 31, 2008 declined when compared to June 30, 2008 primarily due to a significant portion of accrued bonus related to the prior year being paid, a reduction in the restructuring accrual and funding to the retirement trust occurring during the first half of fiscal year 2009. Borrowings under credit facilities increased since June 30, 2008 in order to fund short-term cash needs.

The variance in the additional paid-in capital and treasury stock lines was primarily attributable to the fulfillment of requests by Share Owners to convert approximately 876,000 shares from Class A shares to Class B shares. The decline in Accumulated Other Comprehensive Income (Loss) was related to the Company's derivative financial instruments. See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information on Derivative Instruments and Hedging Activities.

Results of Operations by Segment - Three and Six Months Ended December 31, 2008 Compared to Three and Six Months Ended December 31, 2007

Electronic Manufacturing Services Segment

During the first quarter of fiscal year 2009, the Company acquired privately-held Genesis Electronics Manufacturing of Tampa, Florida.  The acquisition supports the Company's growth and diversification strategy, bringing new customers in key target markets.  The operating results of this acquisition were included in the Company's consolidated financial statements beginning on September 1, 2008 and had an immaterial impact on the fiscal year-to-date 2009 financial results. See Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on the acquisition.

During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company completed the move of production from Longford, Ireland, into the existing Poznan facility during the fiscal year 2009 second quarter. As part of the plan, the Company will also consolidate its EMS facilities located in Bridgend, Wales, and Poznan, Poland, into a new, larger facility in Poznan, which is expected to improve the Company's margins in the very competitive EMS market. The plan is being executed in stages with a projected completion date of December 2011.

See Note 7 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for more information on restructuring charges.

Also during the fourth quarter of fiscal year 2008, the Company had signed a conditional agreement to sell and lease back the facilities and real estate that house its current Poland operations.  The Company planned to lease back the building until December 2011 at which time it will have completed the consolidation of its European operations into a newly constructed facility in Poland. The closing on the sale of the existing Poland facility was expected to occur before December 31, 2008. The buyer was unable to close the transaction. Pursuant to the agreement, the Company was entitled to retain approximately $1.9 million of the deposit funds held by the Company which was recorded as pre-tax other general income in the Company's second quarter of fiscal year 2009. The Company will continue to market the facilities and real estate.

EMS segment results were as follows:

	At or for the Three Months Ended			For the Six Months Ended
	December 31,			December 31,

	2008	2007	% Change	2008	2007	% Change
(Amounts in Millions)
Net Sales	$ 166.9	$ 177.4	(6%)	$ 349.8	$ 355.4	(2%)
Income (Loss) from Continuing Operations	$ (0.7)	$ (2.1)	66%	$ (1.5)	$ (1.3)	(12%)
Restructuring Expense, net of tax	$ 0.5	$ 0.1		$ 0.9	$ 0.1
Open Orders	$ 167.7	$ 179.3	(7%)

Net sales to customers in the public safety industry were higher in the second quarter of fiscal year 2009 compared to last year while net sales to customers in the automotive and industrial control industries experienced double digit percentage declines compared to the prior year. Sales to customers in the medical industry declined slightly when compared to the second quarter of fiscal year 2008. The decreased EMS segment net sales for the first half of fiscal year 2009 as compared to the first half of fiscal year 2008 are due to decreased sales to customers in the automotive and industrial control industries more than offsetting increased sales to customers in the public safety and medical industry. Due to the contract nature of the Company's business, open orders at a point in time may not be indicative of future sales trends.

Second quarter and year-to-date fiscal year 2009 EMS segment gross profit as a percent of net sales declined 1.0 and 1.7 percentage points compared to the second quarter and year-to-date fiscal year 2008, respectively. The EMS segment gross profit decline is primarily related to lower volumes and the segment's European operations which are currently being consolidated into one facility.  Contractual customer price reductions on select products also negatively impacted gross profit.   Partially mitigating the lower margins are benefits the segment realized on the North American consolidation activities which were completed late in fiscal year 2008.

Despite the lower sales volumes and reduction in gross margins, the EMS segment reduced its net loss in the second quarter fiscal year 2009 compared to the prior year due to a 26% reduction in selling and administrative costs.  On a year-to-date basis, selling and administrative costs were reduced 21%. Costs for the three and six months ended December 31, 2008 as compared to the three and six months ended December 31, 2007 decreased in both absolute dollars and as a percent of net sales, and the improvement was primarily related to benefits realized from restructuring activities, reduced spending on travel, lower incentive compensation costs which are linked to Company profitability, and lower depreciation/amortization expense.

The restructuring expense recorded in the second quarter and year-to-date periods of fiscal year 2009 was primarily related to the European consolidation plan.

Other General Income for the second quarter of fiscal year 2009 included the aforementioned $1.9 million pre-tax, which equated to $1.6 million after-tax, amount retained due to the buyer being unable to close on the sale of the existing Poland building.

The year-to-date fiscal year 2008 income from continuing operations included $1.3 million of pre-tax, or $0.7 million after-tax, income relating to funds received as part of a Polish offset credit program for investments made in the Company's Poland operation.

Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2008	2007	2008	2007

Bayer AG affiliated sales as a percent of consolidated net sales	10%	10%	11%	10%
Bayer AG affiliated sales as a percent of EMS segment net sales	20%	20%	22%	20%

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

Furniture Segment

During the first quarter of fiscal year 2009, the Company approved a restructuring plan to consolidate production of select office furniture manufacturing departments.  The consolidation is expected to reduce manufacturing costs and excess capacity by eliminating redundant property and equipment, processes, and employee costs.  The consolidation is expected to be substantially complete by the end of fiscal year 2009.  The Company estimates that the pre-tax charges related to the consolidation activities will be approximately $1.1 million, consisting of severance and other employee costs, property and equipment asset impairment, and other consolidation costs.

See Note 7 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for more information on restructuring charges.

Furniture segment results were as follows:

	At or for the Three Months Ended			For the Six Months Ended
	December 31,			December 31,

	2008	2007	% Change	2008	2007	% Change
(Amounts in Millions)
Net Sales	$ 160.7	$ 170.4	(6%)	$ 317.3	$ 326.3	(3%)
Income from Continuing Operations	$ 4.0	$ 5.8	(30%)	$ 7.2	$ 10.9	(34%)
Restructuring Expense, net of tax	$ 0.2	$ 0.2		$ 0.3	$ 0.3
Open Orders	$ 111.1	$ 111.5	(0%)

Decreased net sales of office furniture and flat net sales of hospitality furniture resulted in a net sales decline in the Furniture segment for the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008.  Price increases net of higher discounting contributed approximately $3.1 million to net sales during the second quarter of fiscal year 2009 when compared to the second quarter of fiscal year 2008. Second quarter fiscal year 2009 sales of newly introduced office furniture products which have been sold for less than twelve months approximated $7.1 million. For the fiscal year-to-date period, decreased net sales of office furniture more than offset increased net sales of hospitality furniture. Price increases net of higher discounting contributed approximately $6.4 million to net sales during the first half of fiscal year 2009 when compared to the first half of fiscal year 2008. Year-to-date fiscal year 2009 sales of newly introduced office furniture products which have been sold for less than twelve months approximated $15.1 million. Furniture products open orders at December 31, 2008 were similar to the open orders at December 31, 2007 due to increased hospitality furniture open orders offsetting a decline in office furniture open orders. Open orders at a point in time may not be indicative of future sales trends.

Second quarter fiscal year 2009 gross profit as a percent of net sales declined 3.0 percentage points when compared to the second quarter of fiscal year 2008. In addition to the impact of the lower net sales level for the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008, gross profit was negatively impacted by higher commodity and freight costs, increased discounting on select product, and a sales mix shift to lower margin product.  Partially offsetting the higher costs were price increases on select office furniture products and a decrease in LIFO inventory reserves resulting from lower inventory levels which positively impacted the second quarter fiscal year 2009 gross profit. Gross profit as a percent of net sales for the six months ended December 31, 2008, declined 3.2 percentage points when compared to the six months ended December 31, 2007 primarily due to higher commodity and freight costs, increased discounting on select product, and a sales mix shift to lower margin product.

Selling and administrative expenses for the three and six months ended December 31, 2008 as compared to the three and six months ended December 31, 2007, decreased in both absolute dollars and as a percent of net sales as the Furniture segment incurred lower sales and marketing incentive costs, lower incentive compensation costs which are linked to Company profitability, and also realized benefits related to the previously announced workforce reduction restructuring activities.

The Furniture segment earnings for the three and six months ended December 31, 2008 were also impacted by higher employee healthcare costs and lower certain other employee benefit costs which are linked to Company profitability.

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

Liquidity and Capital Resources

Working capital at December 31, 2008 was $157 million compared to working capital of $163 million at June 30, 2008. The current ratio was 1.5 at both December 31, 2008 and June 30, 2008.

The Company's short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of the Company's revolving credit facility amounts to $110.6 million at December 31, 2008. The credit facility provides an option to increase the amount available by an additional $50 million at the Company's request, subject to participating banks' consent.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO), for the first six months of fiscal year 2009 of 45.7 days approximated the 46.1 days for the first six months of fiscal year 2008. The Company defines DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the first six months of fiscal year 2009 increased to 64.2 from 57.6 for the first six months of fiscal year 2008. The increased PDSOH was driven by EMS segment increased average inventory balances for the first half of fiscal year 2009 as compared to the first half of fiscal year 2008 primarily due to customers delaying near-term requirements which in turn has postponed the reduction of inventory that was held in support of transfers of production between manufacturing facilities within the EMS segment. The Company defines PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings under credit facilities decreased from $29.8 million at June 30, 2008 to $7.6 million at December 31, 2008, as cash flow generated from operations and from the sale of assets was more than offset by cash payments during the first six months of fiscal year 2009 for capital expenditures, the acquisition within the EMS segment, and dividends. Operating activities generated $12.9 million of cash flow in the first six months of fiscal year 2009 compared to $29.8 million in the first six months of fiscal year 2008.  Proceeds from the sale of assets of $11.2 million were received during the first six months of fiscal year 2009, primarily related to the tracts of land which sold prior to December 31, 2008. The Company reinvested $27.6 million into capital investments for the future, primarily for manufacturing equipment, the new Poland facility under construction which is part of the plan to consolidate the European manufacturing footprint, and other facility improvements during the first six months of fiscal year 2009.  The Company also expended $5.4 million for the acquisition within the EMS segment during the first six months of fiscal year 2009. Financing cash flow activities for the first six months of fiscal year 2009 included $11.7 million in dividend payments, which remained flat with the first six months of fiscal year 2008. During fiscal year 2009, the Company expects to minimize capital expenditures where appropriate and will complete construction of the new EMS manufacturing facility in Poland. The land and new facility are expected to cost approximately $35 million of which approximately $8 million was spent prior to December 31, 2008. The Company plans to sell its current Poland facility in the future. The remainder of the undeveloped land and timber sold via auction in November is expected to close in the Company's third quarter of fiscal year 2009 generating additional cash proceeds of $37 million in the third quarter of fiscal year 2009, and estimated cash outflow of $8 million for taxes on the related gain will be paid during the remainder of fiscal year 2009.

At December 31, 2008, the Company had $72.3 million of short-term borrowings outstanding under several credit facilities described in more detail below. At June 30, 2008, the Company had $52.6 million of short-term borrowings outstanding. Cash and cash equivalents and short-term investments exceeded the short-term revolver borrowings by $7.6 million at December 31, 2008 and by $29.8 million at June 30, 2008.

The Company maintains a $100 million credit facility with an expiration date in April 2013 that allows for both issuances of letters of credit and cash borrowings. The $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to the group of participating banks' consent.  The $100 million credit facility requires the Company to comply with certain debt covenants including interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at December 31, 2008.

The Company believes the most significant covenants under its $100 million credit facility are minimum net worth and interest coverage ratio.  The table below compares the actual net worth and interest coverage ratio with the limits specified in the credit agreement.

Covenant	At or for the Period Ended December 31, 2008	Limit As Specified in Credit Agreement	Excess

Minimum Net Worth	$377,723,000	$362,000,000	$15,723,000
Interest Coverage Ratio	8.9	3.0	5.9

The Interest Coverage Ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.

The outstanding balance under the $100 million credit facility consisted of $7.0 million for a Euro currency borrowing, which provides a natural currency hedge against a Euro denominated intercompany note between the U.S. parent and Euro functional currency subsidiaries, and an additional $57.3 million borrowing, which funded the short-term investments and short-term cash needs. In addition, at December 31, 2008, the Company had $0.7 million of short-term borrowings outstanding under a separate Thailand credit facility which is backed by the $100 million credit facility. The Company also had an additional $4.3 million in letters of credit against the credit facility. Total availability to borrow under the $100 million credit facility was $30.7 million at December 31, 2008.

The Company also has a credit facility for its electronics operation in Wales, United Kingdom, which allows for multi-currency borrowings up to 2 million Sterling equivalent (approximately $2.9 million U.S. dollars at December 31, 2008 exchange rates) and is available to cover bank overdrafts. The facility will be reviewed by the bank in November 2009 and will expire at that time if not renewed. Bank overdrafts may be deemed necessary to satisfy short-term cash needs at the Company's Wales location rather than funding from intercompany sources. At December 31, 2008, the Company had no borrowings outstanding under this overdraft facility.

The Company also has a credit facility for its electronics operation in Poznan, Poland, which allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $8.4 million U.S. dollars at December 31, 2008 exchange rates) and is available to cover bank overdrafts. Bank overdrafts may be deemed necessary to satisfy short-term cash needs at the Company's Poznan location rather than funding from intercompany sources. This overdraft facility can be cancelled at any time by either the bank or the Company. At December 31, 2008, the Company had $7.3 million US dollar equivalent of Euro denominated short-term borrowings outstanding under this overdraft facility.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the Company's credit facilities will be sufficient in fiscal year 2009 and the foreseeable future. One of the Company's primary sources of funds is its ability to generate cash from operations to meet its liquidity obligations, which could be affected by factors such as general economic and market conditions, a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. Should demand for the Company's products decrease significantly over the next 12 months due to the weakened economy, the available cash provided by operations could be adversely impacted. Another source of funds is the Company's credit facilities. The $100 million credit facility is contingent on complying with certain debt covenants.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Fair Value

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, which defines fair value, for financial assets and liabilities measured at fair value on a recurring basis at July 1, 2008.  The adoption had an immaterial impact on the Company's financial statements.  During the first six months of fiscal year 2009, no financial assets were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments.  For available-for-sale securities classified as level 2 assets, the Company's investment portfolio custodians use a pricing service to value the instruments.  The fair values are determined based on observable market inputs which use evaluated pricing models that vary by asset class and incorporate available trade, bid, and other market information.  The Company evaluated the inputs used by the pricing service to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. The Company's derivatives, which were classified as level 2 assets/liabilities, were independently valued using a financial risk management software package using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations.  To verify the reasonableness of the independently determined fair values, the derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on valuation of derivatives.  See Note 8 - Fair Value of Financial Assets and Liabilities of Notes to Condensed Consolidated Financial Statements for more information.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At December 31, 2008 and June 30, 2008, the reserve for returns and allowances was $3.8 million and $3.3 million, respectively. Over the past two years, the returns and allowances reserve has approximated 2% of gross trade receivables.
  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at December 31, 2008 and June 30, 2008 was $1.7 million and $0.8 million, respectively. The December 31, 2008 allowance for doubtful accounts balance is 1% of gross trade accounts receivable while over the preceding two years, this reserve had been less than 1% of gross trade accounts receivable. The increased reserve is driven by the current market conditions.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 15% and 17% of consolidated inventories at December 31, 2008 and June 30, 2008, respectively, including approximately 79% and 85% of the Furniture segment inventories at December 31, 2008 and June 30, 2008, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. The Company may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At December 31, 2008 and June 30, 2008, the Company's accrued liabilities for self-insurance exposure were $6.3 million and $6.6 million, respectively, excluding immaterial amounts held in a voluntary employees' beneficiary association (VEBA) trust.

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

The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, the Company believes it has made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income and other tax positions was $2.4 million at both December 31, 2008 and June 30, 2008.

Goodwill - Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the Company compares the carrying value of the reporting unit to an estimate of the reporting unit's fair value. If the estimated fair value is less than the carrying value, goodwill is impaired and will be written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. During the Company's second quarter of fiscal year 2009, the annual impairment tests were performed for several of the Company's reporting units. Goodwill was also reviewed on an interim basis during the second quarter of fiscal year 2009 due to the disparity between the Company's market capitalization and the carrying value of its stockholders' equity and the uncertainty associated with the economy. The results of the analyses indicated that the Company did not have an impairment of goodwill for any reporting units. The calculation of the fair value of the reporting units considers current market conditions existing at the assessment date. The Company will continue to monitor circumstances and events in future periods to determine whether additional goodwill impairment testing is warranted. The Company can provide no assurance that a material impairment charge will not occur in future periods as a result of these analyses. At December 31, 2008 and June 30, 2008, the Company's goodwill totaled, in millions, $17.2 and $15.4, respectively.

New Accounting Standards

See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.

Forward-Looking Statements

Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "estimates," "projects," "expects," "anticipates," "forecasts," and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, current economic global turmoil, other general economic conditions, significant volume reductions from key contract customers, significant reduction in customer order patterns, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials, increased competitive pricing pressures reflecting excess industry capacities, successful execution of restructuring plans, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2008, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
Month #1 (October 1-October 31, 2008)	-0-	$ -0-	-0-	2,000,000
Month #2 (November 1-November 30, 2008)	-0-	$ -0-	-0-	2,000,000
Month #3 (December 1-December 31, 2008)	-0-	$ -0-	-0-	2,000,000
Total	-0-	$ -0-	-0-

[1] The share repurchase program authorized by the Board of Directors was announced on October 16, 2007.  The program allows for the repurchase of up to 2 million of any combination of Class A or Class B shares and will remain in effect until all shares have been repurchased.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Share Owners was held on October 21, 2008. The Board of Directors was elected in its entirety, based on the following election results:

Nominees as Directors by Holders of Class A Common Stock	Votes For*	Votes Withheld
Douglas A. Habig	10,509,346	418,426
James C. Thyen	10,036,445	891,327
Christine M. Vujovich	10,508,274	419,498
Polly B. Kawalek	10,505,274	422,498
Harry W. Bowman	10,506,346	421,426
Geoffrey L. Stringer	10,505,274	422,498
Thomas J. Tischhauser	10,505,274	422,498

There were no broker non-votes for the above nominees as Directors.
*Votes for nominees as Directors by holders of Class A Common Stock represented an average of 89% of the total 11,673,845 Class A shares outstanding and eligible to vote.

Nominee as Director by Holders of Class B Common Stock	Votes For**	Votes Withheld
Dr. Jack R. Wentworth	21,321,583	1,625,847
There were no broker non-votes for the above nominee as Director.
**Votes for nominee as Director by holders of Class B Common Stock represented 84% of the total 25,291,736 Class B shares outstanding and eligible to vote.

The appointment of the Deloitte Entities, an independent registered public accounting firm, as the Company's independent auditors for the fiscal year ended June 30, 2009 was approved by holders of Class A Common Stock based on the following voting results:
Votes for***: 10,849,436 Votes Against: 61,800 Votes Abstaining: 16,536
There were no broker non-votes for the appointment of the Deloitte Entities proposal.
***Votes for the appointment of the Deloitte Entities as the Company's independent auditors represented 93% of the total 11,673,845 Class A shares outstanding and eligible to vote.

The 2003 Stock Option & Incentive Plan was approved and affirmed by holders of Class A Common Stock based on the following voting results:
Votes for****: 10,106,479 Votes Against: 331,733 Votes Abstaining: 414,952
Broker non-votes totaled 74,608 shares for the 2003 Stock Option & Incentive Plan proposal.
****Votes for the 2003 Stock Option & Incentive Plan proposal represented 87% of the total 11,673,845 Class A shares outstanding and eligible to vote.

Item 6.  Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(3(a))  Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended June 30, 2007)

(3(b))  Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 21, 2008)

(10(a))  Summary of Director and Named Executive Officer Compensation

(10(b)) Contract to Purchase Real Estate at Public Auction (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 14, 2008)

(10(c))  Supplemental Employee Retirement Plan (2009 Revision)

(10(d))  2003 Stock Option and Incentive Plan

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
February 6, 2009

By:	/s/ Robert F. Schneider
ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
February 6, 2009

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended June 30, 2007)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 21, 2008)
10(a)	Summary of Director and Named Executive Officer Compensation
10(b)	Contract to Purchase Real Estate at Public Auction (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 14, 2008)
10(c)	Supplemental Employee Retirement Plan (2009 Revision)
10(d)	2003 Stock Option and Incentive Plan
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002