Form 10-Q
period 2009-03-31
KIMBALL INTERNATIONAL INC
filed 2009-05-07
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes __ No

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

The number of shares outstanding of the Registrant's common stock as of April 23, 2009 was:
Class A Common Stock - 10,735,072 shares
Class B Common Stock - 26,550,758 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	March 31,	June 30,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$ 38,472	$ 30,805
Short-term investments	49,184	51,635
Receivables, net of allowances of $4,199 and $1,057, respectively	154,580	180,307
Inventories	142,077	164,961
Prepaid expenses and other current assets	29,937	37,227
Assets held for sale	1,712	1,374
Total current assets	415,962	466,309
Property and Equipment, net of accumulated depreciation of $339,785 and
$340,076, respectively	198,905	189,904
Goodwill	2,535	15,355
Other Intangible Assets, net of accumulated amortization of $62,337 and
$66,087, respectively	10,809	13,373
Other Assets	19,050	37,726
Total Assets	$ 647,261	$ 722,667
LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 60	$ 470
Accounts payable	152,282	174,575
Borrowings under credit facilities	36,639	52,620
Dividends payable	2,374	6,989
Accrued expenses	57,657	69,053
Total current liabilities	249,012	303,707
Other Liabilities:
Long-term debt, less current maturities	410	421
Other	21,956	26,072
Total other liabilities	22,366	26,493
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized
14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized
28,657,000 shares issued	1,433	1,433
Additional paid-in capital	57	14,531
Retained earnings	457,161	456,413
Accumulated other comprehensive income (loss)	(5,550)	12,308
Less: Treasury stock, at cost:
Class A - 3,633,000 and 2,691,000 shares, respectively	(50,346)	(46,517)
Class B - 2,106,000 and 3,372,000 shares, respectively	(27,590)	(46,419)
Total Share Owners' Equity	375,883	392,467
Total Liabilities and Share Owners' Equity	$ 647,261	$ 722,667
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net Sales	$ 268,852	$ 332,091	$ 935,953	$ 1,013,822
Cost of Sales	226,369	276,018	778,637	823,289
Gross Profit	42,483	56,073	157,316	190,533
Selling and Administrative Expenses	44,092	55,816	146,389	175,490
Other General Income	(23,178)	-0-	(33,084)	-0-
Restructuring Expense	689	3,958	2,705	4,902
Goodwill Impairment	14,559	-0-	14,559	-0-
Operating Income (Loss)	6,321	(3,701)	26,747	10,141
Other Income (Expense):
Interest income	574	741	2,018	2,328
Interest expense	(163)	(612)	(1,553)	(1,532)
Non-operating income (expense), net	441	136	(4,246)	2,118
Other income (expense), net	852	265	(3,781)	2,914
Income (Loss) from Continuing Operations Before Taxes on Income	7,173	(3,436)	22,966	13,055
Provision (Benefit) for Income Taxes	3,059	(2,547)	8,486	3,142
Income (Loss) from Continuing Operations	4,114	(889)	14,480	9,913
Loss from Discontinued Operations, Net of Tax	-0-	-0-	-0-	(124)
Net Income (Loss)	$ 4,114	$ (889)	$ 14,480	$ 9,789
Earnings (Loss) Per Share of Common Stock:
Basic Earnings (Loss) Per Share from Continuing Operations:
Class A	$ 0.11	$ (0.02)	$ 0.39	$ 0.27
Class B	$ 0.11	$ (0.02)	$ 0.39	$ 0.27
Diluted Earnings (Loss) Per Share from Continuing Operations:
Class A	$ 0.11	$ (0.02)	$ 0.39	$ 0.26
Class B	$ 0.11	$ (0.02)	$ 0.39	$ 0.27
Basic Earnings (Loss) Per Share:
Class A	$ 0.11	$ (0.02)	$ 0.39	$ 0.26
Class B	$ 0.11	$ (0.02)	$ 0.39	$ 0.26
Diluted Earnings (Loss) Per Share:
Class A	$ 0.11	$ (0.02)	$ 0.39	$ 0.26
Class B	$ 0.11	$ (0.02)	$ 0.39	$ 0.26

Dividends Per Share of Common Stock:
Class A	$ 0.045	$ 0.155	$ 0.355	$ 0.465
Class B	$ 0.050	$ 0.160	$ 0.370	$ 0.480

Average Number of Shares Outstanding
Class A and B Common Stock:
Basic	37,286	36,942	37,119	37,167
Diluted	37,435	36,942	37,281	37,662
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Nine Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$ 14,480	$ 9,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,186	29,513
Gain on sales of assets	(32,070)	(439)
Restructuring and exit costs	102	1,963
Deferred income tax and other deferred charges	(6,549)	(6,813)
Goodwill Impairment	14,559	-0-
Stock-based compensation	1,687	3,312
Excess tax benefits from stock-based compensation	(297)	(9)
Change in operating assets and liabilities:
Receivables	15,479	7,794
Inventories	17,553	(15,796)
Prepaid expenses and other current assets	7,144	351
Accounts payable	(7,966)	6,884
Accrued expenses	(15,689)	(3,588)
Net cash provided by operating activities	36,619	32,961
Cash Flows From Investing Activities:
Capital expenditures	(37,078)	(33,482)
Proceeds from sales of assets	48,263	5,066
Payments for acquisitions	(5,391)	(4,566)
Purchase of capitalized software and other assets	(623)	(645)
Purchases of available-for-sale securities	(5,449)	(19,733)
Sales and maturities of available-for-sale securities	9,270	42,137
Other, net	(320)	-0-
Net cash provided by (used for) investing activities	8,672	(11,223)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	55,000	-0-
Payments on revolving credit facility	(33,348)	(4,445)
Additional net change in credit facilities	(35,805)	18,383
Payments on capital leases and long-term debt	(477)	(853)
Repurchases of common stock	-0-	(24,844)
Dividends paid to Share Owners	(17,600)	(17,849)
Excess tax benefits from stock-based compensation	297	9
Repurchase of employee shares for tax withholding	(1,209)	-0-
Net cash used for financing activities	(33,142)	(29,599)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(4,482)	3,462
Net Increase (Decrease) in Cash and Cash Equivalents	7,667	(4,399)
Cash and Cash Equivalents at Beginning of Period	30,805	35,027
Cash and Cash Equivalents at End of Period	$ 38,472	$ 30,628
Supplemental Disclosure of Cash Flow Information
Cash (refunded) paid during the period for:
Income taxes	$ (809)	$ 7,603
Interest expense	$ 1,706	$ 1,513
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

Change in Estimate:

During the second quarter of fiscal year 2009, the Company performed an assessment of the useful lives of Enterprise Resource Planning (ERP) software.  In evaluating useful lives, the Company considered how long assets would remain functionally efficient and effective, given levels of technology, competitive factors, and the economic environment as of the second quarter of fiscal year 2009.  This assessment indicated that the assets will continue to be used for a longer period than previously anticipated.  As a result, effective October 1, 2008, the Company revised the useful lives of ERP software from 7 years to 10 years. Changes in estimates are accounted for on a prospective basis, by amortizing assets' current carrying values over their revised remaining useful lives.  The effect of this change in estimate, compared to the original amortization, for the three and nine months ended March 31, 2009 was a pre-tax reduction in amortization expense of, in thousands, $460 and $942, respectively. The pre-tax (decrease) increase to amortization expense in future periods is expected to be, in thousands, ($460) for the remaining three months of fiscal year 2009, and ($1,227), ($299), $451, and $911 in the four years ending June 30, 2013, and $1,566 thereafter.

Goodwill and Other Intangible Assets:

A summary of goodwill by segment is as follows:

	March 31,	June 30,
(Amounts in Thousands)	2009	2008
Electronic Manufacturing Services	$ 2,535	$ 13,622
Furniture	-0-	1,733
Consolidated	$ 2,535	$ 15,355

Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the Company compares the carrying value of the reporting unit to an estimate of the reporting unit's fair value to identify potential impairment. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of potential goodwill impairment.  If impaired, goodwill is written down to its estimated implied fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. The Company uses discounted cash flows to establish its reporting unit fair value. The calculation of the fair value of the reporting units considers current market conditions existing at the assessment date.

During the third quarter of fiscal year 2009, goodwill was reviewed on an interim basis due to the continued uncertainty associated with the economy and the significant decline in the Company's sales and order trends during the quarter as well as the increased disparity between the Company's market capitalization and the carrying value of its stockholders' equity. Interim testing resulted in the recognition of goodwill impairment of, in thousands, $12,826 within the Electronic Manufacturing Services (EMS) segment and $1,733 within the Furniture segment. The impairment was recorded on the Goodwill Impairment line item of the Company's Condensed Consolidated Statements of Income.

In addition to performing the required annual testing, the Company will continue to monitor circumstances and events in future periods to determine whether additional goodwill impairment testing is warranted on an interim basis. The Company can provide no assurance that an additional impairment charge for the remaining goodwill balance, which approximates only 0.4% of the Company's total assets, will not occur in future periods as a result of these analyses.

Within the EMS segment, goodwill increased by, in thousands, $1,965 during the nine months ended March 31, 2009 for the acquisition of Genesis Electronics Manufacturing. This acquisition was integrated into an existing reporting unit, and the goodwill was subsequently deemed impaired by the interim testing completed during the current fiscal year third quarter. See Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements for further discussion.  Goodwill was offset by, in thousands, a $226 reduction due to the effect of changes in foreign currency exchange rates.

Other intangible assets consist of capitalized software, product rights, and customer relationships and are reported as Other Intangible Assets on the Condensed Consolidated Balance Sheets.  Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.

A summary of other intangible assets subject to amortization by segment is as follows:

	March 31, 2009			June 30, 2008
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Electronic Manufacturing Services:
Capitalized Software	$ 27,426	$ 24,002	$ 3,424	$27,228	$ 22,531	$ 4,697
Customer Relationships	1,167	395	772	937	247	690
Other Intangible Assets	$ 28,593	$ 24,397	$ 4,196	$28,165	$ 22,778	$ 5,387

Furniture:
Capitalized Software	$ 37,370	$ 32,537	$ 4,833	$43,868	$ 37,895	$ 5,973
Product Rights	1,160	300	860	1,160	210	950
Other Intangible Assets	$ 38,530	$ 32,837	$ 5,693	$45,028	$ 38,105	$ 6,923

Unallocated Corporate:
Capitalized Software	$ 6,023	$ 5,103	$ 920	$ 6,267	$ 5,204	$ 1,063
Other Intangible Assets	$ 6,023	$ 5,103	$ 920	$ 6,267	$ 5,204	$ 1,063

Consolidated	$ 73,146	$ 62,337	$10,809	$79,460	$ 66,087	$13,373

The customer relationship intangible asset cost increased by, in thousands, $230 during the nine months ended March 31, 2009 due to the acquisition of Genesis Electronics Manufacturing.

Amortization expense related to other intangible assets was, in thousands, $726 and $3,269 during the quarter and year-to-date period ended March 31, 2009, respectively.  Amortization expense related to other intangible assets was, in thousands, $2,002 and $6,203 during the quarter and year-to-date period ended March 31, 2008, respectively.  Amortization expense in future periods is expected to be, in thousands, $622 for the remainder of fiscal year 2009, and $2,411, $2,046, $1,770, and $1,487 in the four years ending June 30, 2013, and $2,473 thereafter.  The amortization period for product rights is 7 years.  The amortization periods for customer relationship intangible assets range from 10 to 16 years.  The estimated useful life of internal-use software ranges from 3 to 10 years.

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

Product rights to produce and sell certain products are amortized on a straight-line basis over their estimated useful lives, and capitalized customer relationships are amortized based on the estimated attrition rate of customers.  The Company has no intangible assets with indefinite useful lives which are not subject to amortization.

Other General Income:

Other General Income includes the gain related to the sale of undeveloped land and timberland holdings and the earnest money deposits retained by the Company resulting from the termination of the contract to sell and lease back the Company's Poland building and real estate.

Components of Other General Income:
	Three Months Ended		Nine Months Ended
(Amounts in Thousands)	March 31,		March 31,
	2009	2008	2009	2008
Gain on Sale of Undeveloped Land and Timberland Holdings	$ 23,178	$ -0-	$ 31,156	$ -0-
Earnest Money Deposits Retained	-0-	-0-	1,928	-0-
Other General Income	$ 23,178	$ -0-	$ 33,084	$ -0-

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

Components of Non-operating income (expense), net:
	Three Months Ended		Nine Months Ended
(Amounts in Thousands)	March 31,		March 31,
	2009	2008	2009	2008
Foreign Currency/Derivative Gain	$ 1,075	$ 869	$ 87	$ 1,620
Loss on Supplemental Employee Retirement Plan Investment	(749)	(988)	(4,106)	(1,193)
Polish offset credit program	-0-	-0-	-0-	1,324
Other	115	255	(227)	367
Non-operating income (expense), net	$ 441	$ 136	$(4,246)	$ 2,118

 New Accounting Standards:

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP modifies the recognition of impairment losses on debt securities so that an impairment loss is triggered when a company has an intent to sell or is likely to sell before recovery of the loss, or when the debt security has incurred a credit loss. This FSP also requires interim and annual disclosures, by major security type, of impairment losses taken and not taken, and information on credit losses. The FSP will be effective as of the Company's fiscal year ending 2009. Other than additional disclosure requirements, the FSP is not expected to have a material impact on the Company's financial position or results of operations because the Company's debt securities are not currently in a material loss position, and the Company has historically not had material unrecoverable losses or credit losses on the types of debt securities held in its portfolio.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP expands to interim periods the existing annual requirement to disclose the fair value of financial instruments that are not reflected on the balance sheet at fair value. The FSP will be effective and will require additional disclosures in interim periods after the Company's fiscal year ending 2009.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP clarifies the application of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Additionally, in April 2009 the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides guidelines for determining the fair values when there is no active market or where the price inputs being used represent distressed sales and requires additional annual and interim disclosure of fair value by major security types. FSP FAS 157-3 was effective upon issuance and FSP FAS 157-4 will be effective as of the Company's fiscal year ending 2009. Other than additional disclosure requirements, the FSP's are not expected to have an impact on the Company's financial position or results of operations because the Company currently has no financial instruments in inactive markets.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted FAS 161 as of the third quarter of fiscal year 2009 and provided the required disclosures in Note 9 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (FAS 141(R)). FAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. FAS 141(R) also broadens the definition of a business combination and expands disclosures related to business combinations. Additionally, in April 2009, the FASB issued FSP 141 (R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends FAS 141(R) and requires that acquired contingent assets and liabilities be recognized at fair value if fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the asset or liability will be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. FAS 141(R) and FSP 141(R)-1 will be applied prospectively to business combinations occurring after the beginning of the Company's fiscal year 2010, except that business combinations consummated prior to the effective date must apply FAS 141(R) income tax requirements immediately upon adoption. The Company is assessing the potential impact, if any, of FAS 141(R) and FSP 141(R)-1 on its financial position, results of operations, and cash flows, which will depend on the extent of business combinations completed after the adoption of the standard.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is only applicable to existing accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The standard, as originally issued, was to be effective as of the beginning of the Company's fiscal year 2009. With the issuance in February 2008 of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the FASB approved a one-year deferral to the beginning of the Company's fiscal year 2010 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. In addition, the FASB has excluded leases from the scope of FAS 157 with the issuance of FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FAS 157 will be applied prospectively. The Company's adoption of the provisions of FAS 157 applicable to financial instruments as of July 1, 2008, did not have a material impact on the Company's financial position, results of operations, or cash flows. The provisions of FAS 157 applicable to non-financial assets and liabilities are currently not expected to have a material effect on the Company's consolidated financial statements.

Note 2. Acquisition

During the first quarter of fiscal year 2009, the Company acquired privately-held Genesis Electronics Manufacturing located in Tampa, Florida.  The acquisition supports the Company's growth and diversification strategy, bringing new customers in key target markets.  The acquisition purchase price totaled $5.4 million.  Assets acquired were $7.7 million, which included $2.0 million of goodwill, and liabilities assumed were $2.3 million. Direct costs of the acquisition were not material.  Goodwill was allocated to the EMS segment of the Company. The operating results of this acquisition are included in the Company's consolidated financial statements beginning on September 1, 2008 and excluding goodwill impairment, had an immaterial impact on the third quarter and year-to-date fiscal year 2009 financial results. See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information on goodwill impairment. The purchase price allocation is final.

Note 3. Inventories

Inventory components of the Company were as follows:

	March 31,	June 30,
(Amounts in Thousands)	2009	2008
Finished Products	$ 42,437	$ 42,201
Work-in-Process	12,661	14,363
Raw Materials	103,765	126,583
Total FIFO Inventory	$158,863	$183,147
LIFO Reserve	(16,786)	(18,186)
Total Inventory	$142,077	$164,961

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. During the three and nine months ended March 31, 2009, LIFO inventory liquidations increased net income by, in thousands, $764 and $1,764, respectively. LIFO inventory liquidations during fiscal year 2008 were not material.

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to Share Owners. Comprehensive income (loss), shown net of tax if applicable, for the three and nine-month periods ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
(Amounts in Thousands)	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income (loss)			$ 4,114			$ (889)
Other comprehensive income (loss):
Foreign currency translation adjustments	$ (3,035)	$ (406)	$ (3,441)	$ 4,608	$ -0-	$ 4,608
Postemployment severance actuarial change	(1,690)	674	(1,016)	261	(104)	157
Other fair value changes:
Available-for-sale securities	594	(237)	357	652	(260)	392
Derivatives	(1,135)	57	(1,078)	(2,768)	1,014	(1,754)
Reclassification to (earnings) loss:
Available-for-sale securities	(148)	59	(89)	(32)	13	(19)
Derivatives	2,571	(919)	1,652	1,084	(387)	697
Amortization of prior service costs	71	(28)	43	71	(28)	43
Amortization of actuarial change	169	(68)	101	(20)	8	(12)
Other comprehensive income (loss)	$ (2,603)	$ (868)	$ (3,471)	$ 3,856	$ 256	$ 4,112
Total comprehensive income			$ 643			$ 3,223

	Nine Months Ended March 31, 2009			Nine Months Ended March 31, 2008
(Amounts in Thousands)	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income			$ 14,480			$ 9,789
Other comprehensive income (loss):
Foreign currency translation adjustments	$ (9,330)	$ (1,286)	$ (10,616)	$ 9,226	$ -0-	$ 9,226
Postemployment severance actuarial change	(1,690)	674	(1,016)	78	(31)	47
Other fair value changes:
Available-for-sale securities	1,585	(632)	953	1,629	(649)	980
Derivatives	(15,732)	4,690	(11,042)	(5,485)	2,026	(3,459)
Reclassification to (earnings) loss:
Available-for-sale securities	(148)	59	(89)	(121)	48	(73)
Derivatives	6,276	(2,559)	3,717	1,835	(620)	1,215
Amortization of prior service costs	214	(85)	129	214	(85)	129
Amortization of actuarial change	177	(71)	106	(8)	3	(5)
Other comprehensive income (loss)	$ (18,648)	$ 790	$ (17,858)	$ 7,368	$ 692	$ 8,060
Total comprehensive income (loss)			$ (3,378)			$ 17,849

Accumulated other comprehensive income (loss), net of tax effects, was as follows:
	March 31, 2009	June 30, 2008
(Amounts in Thousands)
Foreign currency translation adjustments	$ 3,239	$ 13,855
Unrealized gain (loss) from:
Available-for-sale securities	1,116	252
Derivatives	(7,905)	(580)
Postemployment benefits:
Prior service costs	(1,022)	(1,151)
Net actuarial loss	(978)	(68)
Accumulated other comprehensive income (loss)	$ (5,550)	$ 12,308

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

Unallocated corporate assets include cash and cash equivalents, short-term investments, and other assets not allocated to segments. Unallocated corporate income from continuing operations consists of income not allocated to segments for purposes of evaluating segment performance, such as the gain on the sale of the Company's undeveloped land holdings and timberlands, and includes income from corporate investments and other non-operational items. The basis of segmentation and accounting policies of the segments are consistent with those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
(Amounts in Thousands)	2009		2008		2009		2008
Net Sales:
Electronic Manufacturing Services	$140,630		$181,060		$490,463		$ 536,469
Furniture	128,222		151,031		445,490		477,353
Consolidated	$268,852		$332,091		$935,953		$1,013,822

Income (Loss) from Continuing Operations:
Electronic Manufacturing Services	$ (9,570)		$ (2,236)		$(11,047)		$ (3,559)
Furniture	(1,615)		1,237		5,617		12,119
Unallocated Corporate and Eliminations	15,299		110		19,910		1,353
Consolidated	$ 4,114	[1]	$ (889)	[2]	$ 14,480	[1]	$ 9,913	[2]

	March 31,	June 30,
(Amounts in Thousands)	2009	2008
Total Assets:
Electronic Manufacturing Services	$360,711	$396,773
Furniture	194,903	240,674
Unallocated Corporate and Eliminations	91,647	85,220
Consolidated	$647,261	$722,667

[1] Income (Loss) from Continuing Operations included after-tax restructuring charges, in thousands, of $420 and $1,675 in the three and nine months ended March 31, 2009, respectively.  The EMS segment recorded, in the three and nine months ended March 31, 2009, in thousands, $178 and $1,077, respectively, of after-tax restructuring charges.  The Furniture segment recorded, in the three and nine months ended March 31, 2009, in thousands, $71 and $360, respectively, of after-tax restructuring charges.  Unallocated Corporate and Eliminations recorded, in the three and nine months ended March 31, 2009, in thousands, $171 and $238, respectively, of after-tax restructuring charges.  See Note 7 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.  Additionally, in the nine months ended March 31, 2009, the EMS segment recorded $1.6 million of after-tax income for earnest money deposits retained by the Company resulting from the termination of the contract to sell the Company's Poland building and real estate.  Unallocated Corporate and Eliminations also recorded, in the three and nine months ended March 31, 2009, in millions, $13.9 and $18.7, respectively, of after-tax gains on the sale of undeveloped land holdings and timberlands.  The Company closed on all but one tract of the remaining land and timberland sales during the third quarter of fiscal year 2009.  Also, during the third quarter of fiscal year 2009, the Company recorded $9.1 million of after-tax costs related to goodwill impairment, consisting of $8.0 million in the EMS segment and $1.1 million in the Furniture segment.  See the Goodwill and Other Intangible Assets section of Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further discussion.

[2] Income (Loss) from Continuing Operations included after-tax restructuring charges, in thousands, of $2,380 and $2,948 in the three and nine months ended March 31, 2008, respectively.  The EMS segment recorded, in thousands, $1,330 and $1,463 in the three and nine months ended March 31, 2008, respectively, of after-tax restructuring charges.  The Furniture segment recorded, in the three and nine months ended March 31, 2008, in thousands, $900 and $1,174, respectively, of after-tax restructuring charges.  Unallocated Corporate and Eliminations recorded, in the three and nine months ended March 31, 2008, in thousands, $150 and $311, respectively, of after-tax restructuring charges.  See Note 7 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.  The EMS segment also recorded, in the nine months ended March 31, 2008, $0.7 million of after-tax income received as part of a Polish offset credit program for investments made in the Company's Poland operation.

Note 6. Commitments and Contingent Liabilities

Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of March 31, 2009, the Company had a maximum financial exposure from unused standby letters of credit totaling $5.2 million.  The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements.  Accordingly, no liability has been recorded as of March 31, 2009 with respect to the standby letters of credit.  The Company also enters into commercial letters of credit to facilitate payment to vendors and from customers.

The Company estimates product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the nine months ended March 31, 2009 and 2008 were as follows:

	Nine Months Ended March 31,
(Amounts in Thousands)	2009	2008
Product Warranty Liability at the beginning of the period	$ 1,470	$ 2,147
Accrual for warranties issued	1,074	334
Additions (reductions) related to pre-existing warranties (including changes in estimates)	157	(65)
Settlements made (in cash or in kind)	(867)	(691)
Product Warranty Liability at the end of the period	$ 1,834	$ 1,725

Note 7. Restructuring Expense

The Company recognized consolidated pre-tax restructuring expense of $0.7 million and $2.7 million in the three and nine months ended March 31, 2009, respectively, and $4.0 million and $4.9 million in the three and nine months ended March 31, 2008, respectively.  The actions discussed below represent the majority of the restructuring costs during the current fiscal year. Former restructuring plans that are substantially complete, including a workforce restructuring plan and the Gaylord and Hibbing restructuring plans in the EMS segment, are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and are included in the summary table on the following page under Other Restructuring Plans.

The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets.  Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.

Office Furniture Manufacturing Consolidation Plan:

During the first quarter of fiscal year 2009, the Company approved a restructuring plan to consolidate production of select office furniture manufacturing departments. The consolidation is expected to reduce manufacturing costs and excess capacity by eliminating redundant property and equipment, processes, and employee costs. The consolidation is expected to be substantially complete by the end of fiscal year 2009. The Company estimates that the pre-tax charges related to the consolidation activities will be approximately, in millions, $0.8 consisting of  $0.4 of severance and other employee costs, $0.1 of property and equipment asset impairment, and $0.3 of other consolidation costs.

European Consolidation Plan:

Because of evolving customer preferences for EMS operations in low-cost regions, during the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company presently has an operation in Poznan. The Company completed the move of production from Longford, Ireland into the existing Poznan facility during the fiscal year 2009 second quarter. As part of the plan, the Company will also consolidate its EMS facilities located in Bridgend, Wales, and Poznan, Poland, into a new larger facility in Poznan, which is expected to improve the Company's margins in the very competitive EMS market. The Company intends to sell the existing Poland facility and real estate.  The plan is being executed in stages with a projected completion date of December 2011. The Company currently estimates that the pre-tax charges related to the consolidation activities will be approximately, in millions, $20.1 consisting of  $18.7 of severance and other employee costs,  $0.3 of property and equipment asset impairment, $0.8 of lease exit costs, and $0.3 of other exit costs.

Summary of All Plans
	Accrued June 30, 2008 (4)	Nine Months Ended March 31, 2009				Accrued March 31, 2009 (4)	Total Charges Incurred Since Plan Announcement		Total Expected Plan Costs
(Amounts in Thousands)		Amounts Charged-Cash	Amounts Charged- Non-cash	Amounts Utilized/ Cash Paid
EMS Segment
European Consolidation Plan
Transition and Other Employee Costs	$ 15,117	$ 1,327	$ -0-	$(6,311)	(6)	$10,133	$17,077		$18,712
Asset Write-downs	-0-	-0-	(156)	156		-0-	253		253
Plant Closure and Other Exit Costs	-0-	327	-0-	(327)		-0-	390		1,175
Total	$ 15,117	$ 1,654	$ (156)	$(6,482)		$10,133	$17,720		$20,140
Other Restructuring Plans (1)	521	252	(41)	(732)		-0-	2,933	(5)	2,933	(5)
Total EMS Segment	$ 15,638	$ 1,906	$ (197)	$(7,214)		$10,133	$20,653		$23,073
Furniture Segment
Office Furniture Manufacturing Consolidation Plan
Transition and Other Employee Costs	$ -0-	$ 443	$ -0-	$ (443)		$ -0-	$ 443		$ 443
Asset Write-downs	-0-	-0-	85	(85)		-0-	85		85
Plant Closure and Other Exit Costs	-0-	123	-0-	(123)		-0-	123		262
Total	$ -0-	$ 566	$ 85	$ (651)		$ -0-	$ 651		$ 790
Other Restructuring Plans (2)	487	(51)	-0-	(394)		42	1,139		1,139
Total Furniture Segment	$ 487	$ 515	$ 85	$(1,045)		$ 42	$ 1,790		$ 1,929
Unallocated Corporate
Other Restructuring Plans (3)	183	182	214	(579)		-0-	870		1,021
Consolidated Total of All Plans	$ 16,308	$ 2,603	$ 102	$(8,838)		$10,175	$23,313		$26,023

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
(4) Accrued restructuring at March 31, 2009 and June 30, 2008 was $10.2 million and $16.3 million, respectively. The balances include $3.4 million and $6.7 million recorded in current liabilities and $6.8 million and $9.6 million recorded in other long-term liabilities at March 31, 2009 and June 30, 2008, respectively.

(5) In addition to the incurred charges and total expected plan costs in the EMS segment shown above, an additional $0.8 million increase in restructuring reserves was recognized as an adjustment to the purchase price allocation of the acquisition of Reptron Electronics, Inc. during fiscal years 2007 and 2008.
(6) The effect of changes in foreign currency exchange rates within the EMS segment primarily due to revaluation of the restructuring liability is included in this amount.

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

As of March 31, 2009, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$20,250	$ -0-	$ -0-	$20,250
Available-for-sale securities	-0-	49,184	-0-	49,184
Derivatives	-0-	588	-0-	588
Nonqualified supplemental employee retirement plan assets	9,422	-0-	-0-	9,422
Total assets at fair value	$29,672	$49,772	$ -0-	$79,444
Liabilities
Derivatives	$ -0-	$10,324	$ -0-	$10,324
Total liabilities at fair value	$ -0-	$10,324	$ -0-	$10,324

There were no changes in the Company's valuation techniques used to measure fair values on a recurring basis as a result of adopting FAS 157.

Note 9.  Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements.  The Company adopted FAS 161 in the third quarter of fiscal year 2009 and applied the new disclosure requirements prospectively.

The Company operates internationally and is therefore exposed to foreign currency exchange rate fluctuations in the normal course of its business. The Company's primary means of managing this exposure is to utilize natural hedges, such as aligning currencies used in the supply chain with the sale currency.  To the extent natural hedging techniques do not fully offset currency risk, the Company uses derivative instruments with the objective of reducing the residual exposure to certain foreign currency rate movements.  Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, the degree to which the underlying exposure is committed to, and the availability, effectiveness, and cost of derivative instruments.  Derivative instruments are only utilized for risk management purposes and are not used for speculative or trading purposes.

The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency.  As of March 31, 2009, the Company had outstanding foreign currency forward contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $18.3 million and to hedge currencies against the Euro in the aggregate notional amount of 35.2 million EUR.  The notional amount is an indicator of the volume of derivative activities but is not an indicator of the potential gain or loss on the derivatives.

In limited cases due to unexpected changes in forecasted transactions, cash flow hedges may cease to meet the criteria to be designated as cash flow hedges.  Depending on the type of exposure hedged, the Company may either purchase a forward contract in the opposite position of the undesignated hedge or may retain the hedge until it matures if the hedge continues to provide an adequate offset in earnings against the currency revaluation impact of foreign currency denominated liabilities.

The fair value of outstanding derivative instruments is recognized on the balance sheet as a derivative asset or liability.  When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement.  For derivative instruments that meet the criteria of hedging instruments under FAS 133, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners' Equity, and are subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The ineffective portion of the derivative gain or loss is reported in Non-operating income/(expense), net immediately.  The gain or loss associated with derivative instruments that cease to meet the criteria for hedging under FAS 133 is also reported in Non-operating income/(expense), net immediately.

Based on fair values as of March 31, 2009, the Company estimates that $10.5 million of pre-tax derivative losses deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months.  Losses on forward exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings.  Because gains or losses on forward contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk.  The maximum length of time the Company had hedged its exposure to the variability in future cash flows was 12 months as of March 31, 2009.  The amount of gains and losses reclassified into earnings as a result of the discontinuance of cash flow hedges because of changes in the timing of forecasted transactions was not material for the three and nine-month periods ended March 31, 2009.

See Note 8 - Fair Value of Financial Assets and Liabilities of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and Note 4 - Comprehensive Income (Loss) of Notes to Condensed Consolidated Financial Statements for the amount and changes in derivative gains and losses deferred in Accumulated Other Comprehensive Income (Loss).

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets and derivative gains and losses in the Condensed Consolidated Statements of Income are presented below.

Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
(Amounts in Thousands)	Balance Sheet Location	Fair Value As of March 31, 2009	Balance Sheet Location	Fair Value As of March 31, 2009
Derivatives designated as
hedging instruments under FAS 133
Foreign currency forward contracts	Prepaid expenses and other current assets	$ 588	Accrued expenses	$ 8,686

Derivatives not designated as
hedging instruments under FAS 133
Foreign currency forward contracts	Prepaid expenses and other current assets	-0-	Accrued expenses	1,220
Foreign currency forward contracts	Other assets (long-term)	-0-	Other liabilities (long-term)	418

Total derivatives		$ 588		$ 10,324

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income
(Amounts in Thousands)
Derivatives in FAS 133 Cash Flow Hedging Relationships	Location of Gain or (Loss)	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009
Amount of Gain or (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)
Foreign currency forward contracts	OCI	$ (1,135)	$ (15,732)

Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign currency forward contracts	Net Sales	$ (188)	$ (188)
Foreign currency forward contracts	Cost of Sales	(2,483)	(4,202)
Foreign currency forward contracts	Non-operating income (expense), net	101	(2,030)
Total		$ (2,570)	$ (6,420)

Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign currency forward contracts	Non-operating income (expense), net	$ (1)	$ 144

Derivatives Not Designated as Hedging Instruments under FAS 133	Location of Gain or (Loss)	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009
Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Non-operating income (expense), net	$ 384	$ 384

Note 10.  Assets Held for Sale

At March 31, 2009, in thousands, assets totaling $1,712 were classified as held for sale and consisted of $1,160 for a facility and land related to the Gaylord, Michigan, exited operation within the EMS segment, $110 for undeveloped land holdings and timberlands, and $442 for equipment related to the timberland.  All of the assets were reported as unallocated corporate assets for segment reporting purposes.  The Company expects to sell these assets during the next 12 months.

Due to a decline in the market value of the EMS facility, the Company recognized a pre-tax impairment loss of, in thousands, of $214 during the three and nine months ended March 31, 2009.  The impairment was recorded on the Restructuring Expense line item of the Company's Condensed Consolidated Statements of Income.

During the quarter ended September 30, 2008, the Company decided to sell its undeveloped land holdings and timberlands using an auction approach.  The auction took place during November 2008.  Sales of a majority of the land tracts sold via the auction were finalized during December 2008 and the third quarter of fiscal year 2009. As of March 31, 2009, one remaining property sold via the auction was classified as held for sale, and the sale was finalized during April 2009.

At June 30, 2008, the Company had, in thousands, assets totaling $1,374 classified as held for sale.

Note 11. Postemployment Benefits

The Company maintains severance plans for substantially all domestic employees which provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause.  The components of net periodic postemployment benefit cost applicable to the Company's severance plans were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Amounts in Thousands)	2009	2008	2009	2008
Service cost	$ 108	$ 42	$ 270	$ 190
Interest cost	46	18	115	81
Amortization of prior service costs	71	71	214	214
Amortization of actuarial change	169	(20)	177	(8)
Net periodic benefit cost	$ 394	$ 111	$ 776	$ 477

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

Note 12.  Stock Compensation Plan

During fiscal year 2009, the following stock compensation was awarded to officers, key employees, and non-employee directors. All awards were granted under the 2003 Stock Option and Incentive Plan. For information on similar unrestricted shares and performance share awards, refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Unrestricted Shares	Quarter Awarded	Shares	Grant Date Fair Value (5)
Unrestricted Shares - Class B (1)	1st Quarter	2,178	$ 11.47
Unrestricted Shares - Class B (1)	2nd Quarter	250	$ 8.61
Unrestricted Shares (Director Compensation) - Class B (2)	2nd Quarter	27,117	$ 6.03

Performance Shares	Quarter Awarded	Maximum Potential Shares Issuable	Grant Date Fair Value (5)
Annual Performance Shares - Class A (3)	1st Quarter	130,050	$ 10.41
Long-Term Performance Shares - Class A (4)	1st Quarter	312,550	$ 10.41
Long-Term Performance Shares - Class A (4)	3rd Quarter	1,300	$ 5.57

(1)	Unrestricted shares were awarded to officers as consideration for their service to the Company. Unrestricted shares do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
(2)	Unrestricted shares were awarded to non-employee members of the Board of Directors as compensation for director's fees, as a result of directors' elections to receive unrestricted shares in lieu of cash payment. Director's fees are expensed over the period that directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
(3)	Annual performance shares were awarded to officers. Payouts will be based upon the fiscal year 2009 cash incentive payout percentages calculated under the Company's 2005 Profit Sharing Incentive Bonus Plan. The number of shares issued will be less than the maximum potential shares issuable if the maximum cash incentive payout percentages are not achieved. Annual performance shares vest after one year.
(4)	Long-term performance shares were awarded to officers and other key employees. Payouts will be based upon the cash incentive payout percentages calculated under the Company's 2005 Profit Sharing Incentive Bonus Plan. Long-term performance shares are based on five successive annual performance measurement periods, with each annual tranche having a grant date when economic profit tiers are established at the beginning of the applicable fiscal year and a vesting date at the end of each annual period. The number of shares issued will be less than the maximum potential shares issuable if the maximum cash incentive payout percentages are not achieved.
(5)	The grant date fair value of the unrestricted shares was based on the stock price at the date of the award. The grant date fair value of performance shares is based on the stock price at the date of the award, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The grant date fair value shown for long-term performance shares is applicable to the first tranche only.

Note 13. Income Taxes

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

The Company's provision for income taxes as a percentage of pre-tax earnings from continuing operations ("effective tax rate") was 42.6% and 37.0%, respectively, for the three and nine months ended March 31, 2009, as compared to 74.1% and 24.1%, respectively, for the three and nine months ended March 31, 2008. Generally, fluctuations in the effective tax rate are primarily due to changes in the Company's global business mix and changes in the tax impact of special items and other discrete items, which may have unique tax implications depending on the nature of the item.

Unrecognized Tax Benefits:

The Company recognizes in its financial statements the impact of tax positions that are more likely than not of being sustained on audit, based on the technical merits of the position. Tax positions that do not meet this threshold are reflected as unrecognized tax benefits.

The balance of unrecognized tax benefits were as follows as of March 31, 2009 and June 30, 2008:

(Amounts in Thousands)	March 31, 2009	June 30, 2008
Unrecognized tax benefits (1)	$ 1,967	$ 1,020
Portion that, if recognized, would reduce tax expense and effective tax rate	1,676	730

(1) Includes, in thousands, a $922 increase in unrecognized tax benefits related to transactions the Company entered into during the quarter ended March 31, 2009.

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

Both of the Company's segments have been adversely impacted by the continued weakening in the global economy. During the third quarter of fiscal year 2009, most of the markets in which the Company competes continued the decline that began in the second quarter. Open orders at March 31, 2009 were 23% lower in the Furniture segment and 8% lower in the EMS segment compared to the beginning of the third quarter. While the Company normally experiences a decline in the open orders levels in the Furniture segment during this timeframe due to the buying patterns of the certain customers such as the U.S. Federal Government whose purchases of the Company's product are generally higher in the first half of the Company's fiscal years, the orders in both the Furniture and EMS segment have also been noticeably impacted by the economy.

The EMS industry sales projections for calendar year 2009 (by IDC, iSuppli, and Technology Forecasters) range from growth of 8% to a decline of 12%. Semiconductor sales, though, are expected to decline approximately 22% to 24% in calendar year 2009, and although the Company does not directly serve this market, it may indicate a decline in end market demand for products utilizing electronic components. Generally, as electronics end markets decline, EMS industry sales improve as customers outsource a greater portion of their electronics manufacturing to free up capital for design and marketing programs and to gain cost advantages. However, customers could elect to in-source a greater portion of their electronics manufacturing during this economic downturn.

The Company continues its strategy of diversification within the EMS segment customer base as it focuses on the four key vertical markets of medical, automotive, industrial control, and public safety. The state of the automotive vertical market is the most uncertain at this time. The Company expects the automotive demand to continue to decline but is uncertain as to how long and to what extent. The industrial control vertical market is showing weakness due to the slowing of commercial activity along with reduced residential construction and remodeling. The medical vertical market and the public safety vertical market both continue to send signals of strength. Sales to customers in the medical industry are the largest portion of the Company's EMS segment with sales to customers in the automotive industry being the second largest. The Company's sales to customers in the automotive industry are diversified between more than ten domestic and foreign customers and represented approximately 21% of the EMS segment's net sales for the quarter ended March 31, 2009. The amount of sales of electronic components that relate to General Motors, Ford, and Chrysler automobiles sold in North America were approximately 6% of the Company's EMS segment net sales during the quarter ended March 31, 2009.

Within the Furniture segment, order volumes continue to tighten and decline in both the office furniture and hospitality furniture industries. The Business and Institutional Furniture Manufacturer Association (BIFMA International) is projecting an approximate 19% year-over-year decline in the office furniture industry for calendar year 2009. While the Company expects its contract office furniture brand to decline at a more rapid pace than its mid-market brand due to the project nature of the contract market, it cannot predict future overall office furniture order trends at this time due to the short lead time of orders and the volatility in the global economy. The Company expects a continued decline in order rates for hospitality furniture also as hotel occupancy rates and per room revenue rates are declining on lower consumer spending.

Competitive pricing pressures within the EMS segment and on select projects within the Furniture segment continue to put pressure on the Company's operating margins.

The current economic conditions and the tightening of the credit markets have also increased the risk of uncollectible accounts and notes receivables. Accordingly, the Company heightened its monitoring of receivables and related credit risks, and the Company believes its accounts and notes receivables allowance for uncollectible accounts is adequate as of March 31, 2009. Given the current market conditions and limited credit availability, the economy could decline further potentially requiring the Company to record additional allowances.

The Company is continually assessing its strategies in relation to the significant macroeconomic challenges including the instability in the financial markets, credit availability, and demand for products. A long-standing component of the Company's profit sharing incentive bonus plan and annual retirement contribution is that they are both linked to the performance of the Company which automatically lowers total compensation expense when profits are down. The Company has also implemented various initiatives in response to the deteriorating market conditions including reducing operating costs, more closely scrutinizing customer and supply chain risk, and deferring and cancelling capital expenditures that are not immediately required to support customer requirements. Examples of actions taken to reduce operating costs include a salary reduction plan announced in February 2009, which is expected to save $3 million in labor costs annually, permanent workforce reductions, and temporary personnel layoffs. In addition, to preserve cash, the dividend declared during the third quarter of fiscal year 2009 payable during April 2009 was reduced approximately 70% from the quarterly dividend rates paid in recent quarters which will reduce dividend payments by approximately $4 million during the Company's fiscal year 2009 fourth quarter. The Company will continue to closely monitor market changes and its liquidity in order to proactively adjust its operating costs, discretionary capital spending, and dividend levels as needed.

The Company continues to have a strong balance sheet which includes a minimal amount of long-term debt of $0.4 million and Share Owners' equity of $375.9 million. The Company's short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of the Company's revolving credit facility was $145.7 million at March 31, 2009.

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
The Company currently has under-utilized capacity.
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

o   In fiscal year 2008, the Company completed the consolidation of U.S. manufacturing facilities within the EMS segment due to excess capacity resulting in the exit of two facilities.

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

Financial Overview - Consolidated

Third quarter fiscal year 2009 consolidated net sales were $268.9 million compared to the third quarter fiscal year 2008 net sales of $332.1 million, a 19% decrease which was due to decreased net sales in both the EMS segment and the Furniture segment. The Company recorded income from continuing operations for the third quarter of fiscal year 2009 of $4.1 million, or $0.11 per Class B diluted share, inclusive of after-tax restructuring charges of $0.4 million, or $0.01 per Class B diluted share. Third quarter fiscal year 2009 results also include a $13.9 million after-tax gain, or $0.37 per Class B diluted share, related to the sale of undeveloped land holdings and timberlands and a $9.1 million after-tax non-cash goodwill impairment charge, or $0.24 per Class B diluted share. For the third quarter of fiscal year 2008, the Company recorded a loss from continuing operations of $0.9 million, or $0.02 loss per Class B share, inclusive of after-tax restructuring charges of $2.4 million, or $0.06 per Class B share.

Net sales for the nine-month period ended March 31, 2009, of $936.0 million were down 8% from net sales of $1.01 billion for the same period of the prior year due to declines in both segments. Income from continuing operations for the nine-month period ended March 31, 2009, totaled $14.5 million, or $0.39 per Class B diluted share, inclusive of $1.7 million, or $0.04 per Class B diluted share, of after-tax restructuring costs primarily related to the European consolidation plan. The fiscal 2009 year-to-date results also include several non-recurring items: an $18.7 million after-tax gain, or $0.50 per Class B diluted share, related to the sale of undeveloped land holdings and timberlands; a $9.1 million after-tax non-cash goodwill impairment charge, or $0.24 per Class B diluted share; and $1.6 million of after-tax income, or $0.04 per Class B diluted share, for earnest money deposits retained by the Company resulting from the termination of the contract to sell the Company's Poland building and real estate. Income from continuing operations for the nine-month period ended March 31, 2008 totaled $9.9 million, or $0.27 per Class B diluted share, inclusive of $2.9 million, or $0.07 per Class B diluted share, of after-tax restructuring costs.

Consolidated gross profit as a percent of net sales declined 1.1 percentage points to 15.8% for the third quarter of fiscal year 2009 from 16.9% for the third quarter of fiscal year 2008. For the year-to-date period of fiscal year 2009 gross profit as a percent of net sales declined to 16.8% compared to 18.8% for the year-to-date period of fiscal year 2008. Both the EMS segment and the Furniture segment contributed to the declines as discussed in more detail in the segment discussions below.

Consolidated selling and administrative costs for the three and nine months ended March 31, 2009 declined as a percent of net sales and also declined in absolute dollars by 21% and 17% as compared to the three and nine months ended March 31, 2008, respectively. The improvements for the quarter and year-to-date periods were primarily related to benefits realized as a result of the previously announced restructurings; lower salary and wage expense; lower incentive compensation and employee benefit costs which are linked to Company profitability; lower depreciation and amortization expense; lower sales and marketing incentive costs; and lower travel costs. Partially offsetting these cost declines was increased bad debt expense as a result of current market conditions. Additionally, during the year-to-date period of fiscal years 2009 and 2008, the Company recorded $4.1 million and $1.2 million, respectively, of favorable adjustments due to a reduction in its Supplemental Employee Retirement Plan (SERP) liability resulting from the normal revaluation of the liability to fair value. The result for the year-to-date period was a favorable variance in selling and administrative costs of $2.9 million. The gain resulting from the reduction of the SERP liability that was recognized in selling and administrative costs was exactly offset by a decline in the SERP investment which was recorded in Other Income as non-operating expense, and thus there was no effect on net earnings. The SERP investment is primarily comprised of employee contributions.

Other General Income in the third quarter of fiscal year 2009 included $23.2 million pre-tax gain on the sale of undeveloped land holdings and timberlands. The auction took place during November 2008. A portion of the land tracts sold via the auction were finalized during the Company's second quarter of fiscal year 2009 resulting in a total fiscal 2009 year-to-date pre-tax gain of $31.2 million. The sale of one remaining property sold via the auction was finalized during April 2009. The gain on the sale of land was included in Unallocated Corporate in segment reporting. Also impacting the fiscal 2009 year-to-date Other General Income was $1.9 million pre-tax income from earnest money deposits retained by the Company resulting from the termination of the contract to sell and lease back the Company's Poland building and real estate. During the second quarter of fiscal year 2009, the buyer was unable to close the transaction, and as a result, the Company was entitled to retain the deposit funds. This income was recorded in the EMS segment.

The Company recorded non-cash pre-tax goodwill impairment charges of $14.6 million in the third quarter of fiscal year 2009 as a result of interim goodwill impairment testing which was completed during the quarter due to the continued uncertainty associated with the economy and the significant decline in the Company's sales and order trends during the quarter as well as the increased disparity between the Company's market capitalization and the carrying value of its stockholders' equity. The goodwill was related to prior acquisitions in both of the Company's segments. See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for more information on goodwill.

The Company recorded other expense of $3.8 million and other income of $2.9 million during the nine months ended March 31, 2009 and 2008, respectively. The $2.9 million fiscal year-to-date variance in SERP investments contributed to the increased other expense. In addition when compared to the prior year-to-date period, other income/expense was unfavorably impacted by foreign currency movements which are partially offset by a favorable impact within operating income. Fiscal year-to-date 2008 other income also included $1.3 million pre-tax income relating to funds received as part of a Polish offset credit program for investments made in the Company's Poland operation.

The Company's effective tax rate of 37.0% for the nine months ended March 31, 2009 was higher than the effective tax rate of 24.1% for the nine months ended March 31, 2008. The effective tax rate for fiscal year 2009 was negatively impacted by losses generated in select foreign jurisdictions which have a lower tax rate which was primarily offset by a tax benefit related to its European operations.

Comparing the balance sheets as of March 31, 2009 to June 30, 2008, the Company's accounts receivable balance declined as a result of the lower sales volumes and the inventory balance declined due to a focus on managing working capital and the lower sales volumes. The Company's accounts payable balance also decreased since June 30, 2008 in relation to the declining inventory balances. The increase in property and equipment is primarily due to the construction of the new EMS segment facility in Poland and other EMS segment manufacturing equipment. The other assets line declined as the closings on the tracts of undeveloped land holdings and timberlands that were auctioned in November 2008 were substantially completed; cash proceeds received from this sale increased the Company's cash balance and allowed the Company to reduce its borrowings under credit facilities. Accrued expenses as of March 31, 2009 declined when compared to June 30, 2008 primarily due to a significant portion of accrued bonus related to the prior year being paid and the funding of the annual employer retirement contribution.

The variance in the additional paid-in capital and treasury stock lines was primarily attributable to the fulfillment of requests by Share Owners to convert approximately 1,175,000 shares from Class A shares to Class B shares and the issuance of restricted share units to key employees. The decline in Accumulated Other Comprehensive Income (Loss) was related to foreign currency translation adjustments and derivative financial instruments. See Note 4 - Comprehensive Income (Loss) of Notes to Condensed Consolidated Financial Statements for more information on derivative instruments and foreign currency translation adjustments.

Results of Operations by Segment - Three and Nine Months Ended March 31, 2009 Compared to Three and Nine Months Ended March 31, 2008

Electronic Manufacturing Services Segment

During the first quarter of fiscal year 2009, the Company acquired privately-held Genesis Electronics Manufacturing of Tampa, Florida. The acquisition supports the Company's growth and diversification strategy, bringing new customers in key target markets. The operating results of this acquisition were included in the Company's consolidated financial statements beginning on September 1, 2008 and excluding the related goodwill impairment had an immaterial impact on the fiscal year-to-date 2009 financial results. See Note 2 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on the acquisition.

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

See Note 7 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for more information on restructuring charges.

Also during the fourth quarter of fiscal year 2008, the Company had signed a conditional agreement to sell and lease back the facilities and real estate that house its current Poland operations. The Company planned to lease back the building until December 2011 at which time it will have completed the consolidation of its European operations into a newly constructed facility in Poland. The closing on the sale of the existing Poland facility was expected to occur before December 31, 2008. The buyer was unable to close the transaction. Pursuant to the agreement, the Company was entitled to retain approximately $1.9 million of earnest money deposit funds held by the Company which was recorded as pre-tax other general income in the Company's second quarter of fiscal year 2009 and is therefore included in the following year-to-date discussions. The Company continues to market the facility and real estate.

EMS segment results were as follows:

	At or for the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Amounts in Millions)	2009	2008	% Change	2009	2008	% Change
Net Sales	$ 140.6	$ 181.1	(22%)	$ 490.5	$ 536.5	(9%)
Income (Loss) from Continuing Operations	$ (9.6)	$ (2.2)	(328%)	$ (11.0)	$ (3.6)	(210%)
Restructuring Expense, net of tax	$ 0.2	$ 1.3		$ 1.1	$ 1.5
Goodwill Impairment, net of tax	$ 8.0	$ 0.0		$ 8.0	$ 0.0
Open Orders	$ 154.1	$ 186.3	(17%)

Third quarter fiscal year 2009 net sales to customers in the automotive and industrial control industries experienced double digit percentage declines compared to the third quarter of fiscal year 2008. Sales to customers in the medical industry declined slightly, and sales to customers in the public safety industry were flat when compared to the third quarter of fiscal year 2008. The decreased EMS segment net sales for the first nine months of fiscal year 2009 as compared to the first nine months of fiscal year 2008 were due to decreased sales to customers in the automotive and industrial control industries more than offsetting increased sales to customers in the public safety and medical industries. Due to the contract nature of the Company's business, open orders at a point in time may not be indicative of future sales trends.

Third quarter fiscal year 2009 EMS segment gross profit as a percent of net sales declined 1.8 percentage points compared to the third quarter of fiscal year 2008 primarily due to the impact of lower sales volumes which more than offset the favorable impact of lower employee benefit costs which are linked to Company profitability. Year-to-date fiscal 2009 gross profit as a percent of net sales declined 1.6 percentage points compared to year-to-date fiscal 2008. The year-to-date gross profit decline is the result of lower volumes; inefficiencies in the segment's European operations which are currently being consolidated into one facility; higher employee healthcare costs; and contractual customer price reductions on select products which also negatively impacted gross profit. Partially mitigating the lower margins were lower employee benefit costs which are linked to Company profitability and benefits the segment realized on the North American consolidation activities which were completed late in fiscal year 2008.

The EMS segment achieved a 33% reduction in selling and administrative costs for the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008. On a year-to-date basis, selling and administrative costs were reduced 25%. Costs for the three and nine months ended March 31, 2009 as compared to the three and nine months ended March 31, 2008 decreased in both absolute dollars and as a percent of net sales, and the improvement was primarily related to benefits realized from restructuring activities, reduced spending on travel, lower depreciation/amortization expense, and a strong focus on managing all costs including labor reductions as a result of the current macroeconomic conditions. Lower incentive compensation costs and lower employee benefit costs which are linked to Company profitability also contributed to the year-to-date selling and administrative expense reduction as compared to the year-to-date period of fiscal year 2008.

The restructuring expense recorded in the third quarter and year-to-date periods of fiscal year 2009 was primarily related to the European consolidation plan.

Other General Income for the year-to-date period of fiscal year 2009 included the $1.9 million pre-tax, which equated to $1.6 million after-tax, income from earnest money deposits retained by the Company resulting from the termination of the contract to sell and lease back the Company's Poland building and real estate.

The EMS segment earnings for the three and nine months ended March 31, 2009 were also impacted by the recording of non-cash pre-tax goodwill impairment of $12.8 million.

When compared to the prior year-to-date period, other income/expense was unfavorably impacted by foreign currency movements which are partially offset by a favorable impact within operating income. The year-to-date fiscal year 2008 other income/expense included $1.3 million of pre-tax, or $0.7 million after-tax, income relating to funds received as part of a Polish offset credit program for investments made in the Company's Poland operation.

Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Bayer AG affiliated sales as a percent of consolidated net sales	14%	11%	12%	11%
Bayer AG affiliated sales as a percent of EMS segment net sales	26%	21%	23%	20%

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

Furniture Segment

During the first quarter of fiscal year 2009, the Company approved a restructuring plan to consolidate production of select office furniture manufacturing departments. The consolidation is expected to reduce manufacturing costs and excess capacity by eliminating redundant property and equipment, processes, and employee costs. The consolidation is expected to be substantially complete by the end of fiscal year 2009. The Company estimates that the pre-tax charges related to the consolidation activities will be approximately $0.8 million, consisting of severance and other employee costs, property and equipment asset impairment, and other consolidation costs.

See Note 7 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for more information on restructuring charges.

Furniture segment results were as follows:

	At or for the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
(Amounts in Millions)	2009	2008	% Change	2009	2008	% Change
Net Sales	$ 128.2	$ 151.0	(15%)	$ 445.5	$ 477.4	(7%)
Income (Loss) from Continuing Operations	$ (1.6)	$ 1.2	(231%)	$ 5.6	$ 12.1	(54%)
Restructuring Expense, net of tax	$ 0.1	$ 0.9		$ 0.4	$ 1.2
Goodwill Impairment, net of tax	$ 1.1	$ 0.0		$ 1.1	$ 0.0
Open Orders	$ 86.0	$ 97.4	(12%)

The net sales decline in the Furniture segment for the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008 resulted from decreased net sales of office furniture which were partially offset by increased net sales of hospitality furniture. Price increases net of higher discounting contributed approximately $0.7 million to net sales during the third quarter of fiscal year 2009 when compared to the third quarter of fiscal year 2008. Third quarter fiscal year 2009 sales of newly introduced office furniture products which have been sold for less than twelve months approximated $6.2 million. For the fiscal year-to-date period, decreased net sales of office furniture also more than offset increased net sales of hospitality furniture. Price increases net of higher discounting contributed approximately $7 million to net sales during the first nine months of fiscal year 2009 when compared to the first nine months of fiscal year 2008. Year-to-date fiscal year 2009 sales of newly introduced office furniture products which have been sold for less than twelve months approximated $21.3 million. Furniture products open orders at March 31, 2009 declined when compared to the open orders at March 31, 2008 due to decreased office furniture open orders more than offsetting an increase in hospitality furniture open orders. Open orders at a point in time may not be indicative of future sales trends.

Third quarter fiscal year 2009 gross profit as a percent of net sales declined 1.3 percentage points when compared to the third quarter of fiscal year 2008. In addition to the impact of the lower net sales level for the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008, gross profit was negatively impacted by higher commodity costs, increased discounting on select product, and a sales mix shift to lower margin product. Partially offsetting the higher costs were price increases on select office furniture products, labor efficiency improvements, decreased employee benefit costs which are linked to Company profitability, and a decrease in LIFO inventory reserves resulting from lower inventory levels which positively impacted the third quarter fiscal year 2009 gross profit. Gross profit as a percent of net sales for the nine months ended March 31, 2009 declined 2.6 percentage points when compared to the nine months ended March 31, 2008 primarily due to higher employee healthcare costs as well as reasons similar to the above third quarter discussion.

Selling and administrative expenses for the third quarter of fiscal year 2009 decreased in absolute dollars but increased as a percent of net sales on the lower sales volumes. Selling and administrative expenses for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008 decreased in both absolute dollars and as a percent of net sales. The selling and administrative expense decline for the quarter and year-to-date period resulted from lower salary expenses, lower sales and marketing incentive costs, lower travel expense, lower incentive compensation and employee benefit costs which are linked to Company profitability, and also benefits related to the workforce reduction restructuring activities. Partially offsetting the selling and administrative expense improvements was higher employee healthcare costs for the nine-month period ended March 31, 2009 and increased bad debt expense of approximately $2.1 million and $2.4 million on a pre-tax basis for the three and nine-month periods ended March 31, 2009, respectively.

The Furniture segment earnings for the three and nine months ended March 31, 2009 were also impacted by the recording of non-cash pre-tax goodwill impairment of $1.8 million.

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

Liquidity and Capital Resources

Working capital at March 31, 2009 was $167 million compared to working capital of $163 million at June 30, 2008. The current ratio was 1.7 at March 31, 2009 and 1.5 at June 30, 2008.

The Company's short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of the Company's revolving credit facility amounts to $145.7 million at March 31, 2009. The credit facility provides an option to increase the amount available by an additional $50 million at the Company's request, subject to participating banks' consent.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO), for the first nine months of fiscal year 2009 of 47.2 days approximated the 46.6 days for the first nine months of fiscal year 2008. The Company defines DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the first nine months of fiscal year 2009 increased to 66.5 from 59.0 for the first nine months of fiscal year 2008. The increased PDSOH was primarily driven by EMS segment lower sales volumes coupled with increased average inventory balances for fiscal year-to-date 2009 as compared to fiscal year-to-date 2008 primarily due to customers delaying near-term requirements. The Company defines PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings under credit facilities increased from $29.8 million at June 30, 2008 to $51.0 million at March 31, 2009, as cash flow generated from operations and from the sale of assets more than offset cash payments during the first nine months of fiscal year 2009 for capital expenditures, the acquisition within the EMS segment, and dividends. Operating activities generated $36.6 million of cash flow in the first nine months of fiscal year 2009 compared to $33.0 million in the first nine months of fiscal year 2008. Proceeds from the sale of assets of $48.3 million were received during the first nine months of fiscal year 2009, primarily related to the sale of the Company's undeveloped land holdings and timberlands. The Company reinvested $37.7 million into capital investments for the future, primarily for manufacturing equipment, the new Poland facility under construction which is part of the plan to consolidate the European manufacturing footprint, and other facility improvements during the first nine months of fiscal year 2009. The Company also expended $5.4 million for the acquisition within the EMS segment during the first nine months of fiscal year 2009. Financing cash flow activities for the first nine months of fiscal year 2009 included $17.6 million in dividend payments, which remained flat with the first nine months of fiscal year 2008. The dividend declared during the third quarter of fiscal year 2009 payable during April 2009 was reduced approximately 70% from the quarterly dividend rates paid in recent quarters which will reduce dividend payments by approximately $4 million during the Company's fiscal year 2009 fourth quarter. Consistent with the Company's historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During fiscal year 2009, the Company expects to minimize capital expenditures where appropriate and will complete construction of the new EMS manufacturing facility in Poland. The land and new facility are expected to cost approximately $35 million of which approximately $13 million was spent prior to March 31, 2009. The Company plans to sell its current Poland facility in the future.

At March 31, 2009, the Company had $36.6 million of short-term borrowings outstanding under its $100 million credit facility described in more detail below. The Company also has several smaller foreign credit facilities available, but had no borrowings under these facilities as of March 31, 2009. At June 30, 2008, the Company had $52.6 million of short-term borrowings outstanding.

The Company maintains a $100 million credit facility with an expiration date in April 2013 that allows for both issuances of letters of credit and cash borrowings. The $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to the group of participating banks' consent. The $100 million credit facility requires the Company to comply with certain debt covenants including interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at March 31, 2009.

The Company believes the most significant covenants under its $100 million credit facility are minimum net worth and interest coverage ratio. The table below compares the actual net worth and interest coverage ratio with the limits specified in the credit agreement.

Covenant	At or for the Period Ended March 31, 2009	Limit As Specified in Credit Agreement	Excess

Minimum Net Worth	$375,883,000	$362,000,000	$13,883,000
Interest Coverage Ratio	20.7	3.0	17.7

The Interest Coverage Ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.

The outstanding balance under the $100 million credit facility consisted of $6.6 million for a Euro currency borrowing, which provides a natural currency hedge against a Euro denominated intercompany note between the U.S. parent and Euro functional currency subsidiaries, and an additional $30.0 million borrowing, which funded the short-term investments and short-term cash needs. There were also approximately $5 million in letters of credit against the credit facility. Total availability to borrow under the $100 million credit facility was $58.0 million at March 31, 2009.

The Company also has a credit facility for its EMS segment operation in Wales, United Kingdom, which allows for multi-currency borrowings up to 2 million Sterling equivalent (approximately $2.9 million U.S. dollars at March 31, 2009 exchange rates) and is available to cover bank overdrafts. The facility will be reviewed by the bank in November 2009 and will expire at that time if not renewed. Bank overdrafts may be deemed necessary to satisfy short-term cash needs at the Company's Wales location rather than funding from intercompany sources. At March 31, 2009, the Company had no borrowings outstanding under this overdraft facility.

The Company also has a credit facility for its EMS segment operation in Poznan, Poland, which allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $8.0 million U.S. dollars at March 31, 2009 exchange rates) and is available to cover bank overdrafts. Bank overdrafts may be deemed necessary to satisfy short-term cash needs at the Company's Poznan location rather than funding from intercompany sources. This overdraft facility can be cancelled at any time by either the bank or the Company. At March 31, 2009, the Company had no borrowings outstanding under this overdraft facility.

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

Fair Value

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, which defines fair value, for financial assets and liabilities measured at fair value on a recurring basis at July 1, 2008. The adoption had an immaterial impact on the Company's financial statements. During the first nine months of fiscal year 2009, no financial assets were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. For available-for-sale securities classified as level 2 assets, the Company's investment portfolio custodians use a pricing service to value the instruments. The fair values are determined based on observable market inputs which use evaluated pricing models that vary by asset class and incorporate available trade, bid, and other market information. The Company evaluated the inputs used by the pricing service to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. The Company's derivatives, which were classified as level 2 assets/liabilities, were independently valued using a financial risk management software package using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, the derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on valuation of derivatives. See Note 8 - Fair Value of Financial Assets and Liabilities of Notes to Condensed Consolidated Financial Statements for more information.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At March 31, 2009 and June 30, 2008, the reserve for returns and allowances was $4.1 million and $3.3 million, respectively. The March 31, 2009 returns and allowances reserve was 2.6% of gross trade receivables, while over the past two years, this reserve approximated 2% of gross trade receivables.
  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at March 31, 2009 and June 30, 2008 was $3.4 million and $0.8 million, respectively. The March 31, 2009 allowance for doubtful accounts balance is 2% of gross trade accounts receivable while over the preceding two years, this reserve had been at or less than 1% of gross trade accounts receivable. The increased reserve is driven by the current market conditions.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 15% and 17% of consolidated inventories at March 31, 2009 and June 30, 2008, respectively, including approximately 82% and 85% of the Furniture segment inventories at March 31, 2009 and June 30, 2008, respectively. The remaining inventories are valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. The Company may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At March 31, 2009 and June 30, 2008, the Company's accrued liabilities for self-insurance exposure were $5.3 million and $6.6 million, respectively, excluding immaterial amounts held in a voluntary employees' beneficiary association (VEBA) trust.

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

The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, the Company believes it has made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions was $3.0 million and $2.4 million at March 31, 2009 and June 30, 2008, respectively.

Goodwill - Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the Company compares the carrying value of the reporting unit to an estimate of the reporting unit's fair value to identify potential impairment. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. The Company uses discounted cash flows to establish its reporting unit fair values. The calculation of the fair value of the reporting units considers current market conditions existing at the assessment date. During the third quarter of fiscal year 2009, goodwill was reviewed on an interim basis due to the continued uncertainty associated with the economy and the significant decline in the Company's sales and order trends during the quarter as well as  the increased disparity between the Company's market capitalization and the carrying value of its stockholders' equity. Interim testing resulted in the recognition of non-cash pre-tax goodwill impairment of, in millions, $12.8 within the EMS segment and $1.8 within the Furniture segment. In addition to performing the required annual testing, the Company will continue to monitor circumstances and events in future periods to determine whether additional goodwill impairment testing is warranted on an interim basis. The Company can provide no assurance that an additional impairment charge for the Company's remaining goodwill balance will not occur in future periods as a result of these analyses. At March 31, 2009 and June 30, 2008, the Company's goodwill totaled, in millions, $2.5 and $15.4, respectively.

New Accounting Standards

See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.

Forward-Looking Statements

Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "estimates," "projects," "expects," "anticipates," "forecasts," and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, current global economic recession, other general economic conditions, significant volume reductions from key contract customers, significant reduction in customer order patterns, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials, increased competitive pricing pressures reflecting excess industry capacities, successful execution of restructuring plans, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2009, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
Month #1 (January 1-January 31, 2009)	-0-	$ -0-	-0-	2,000,000
Month #2 (February 1-February 28, 2009)	-0-	$ -0-	-0-	2,000,000
Month #3 (March 1-March 31, 2009)	-0-	$ -0-	-0-	2,000,000
Total	-0-	$ -0-	-0-

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

(3(b))  Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed February 18, 2009)

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
May 7, 2009

By:	/s/ Robert F. Schneider
ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
May 7, 2009

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended June 30, 2007)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed February 18, 2009)
10	Summary of Director and Named Executive Officer Compensation
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002