Form 10-K
period 2009-06-30
KIMBALL INTERNATIONAL INC
filed 2009-08-31
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes __ No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___ No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ___                                                                                        Accelerated filer   X
Non-accelerated filer (Do not check if a smaller reporting company) Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X
Class A Common Stock is not publicly traded and, therefore, no market value is available, but it is convertible on a one-for-one basis for Class B Common Stock. The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 31, 2008 (the last business day of the Registrant's most recently completed second fiscal quarter) was $204.2 million, based on 95.6% of Class B Common Stock held by non-affiliates.
The number of shares outstanding of the Registrant's common stock as of August 14, 2009 was: Class A Common Stock - 10,711,825 shares Class B Common Stock - 26,574,005 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 20, 2009, are incorporated by reference into Part III.

KIMBALL INTERNATIONAL, INC.
FORM 10-K INDEX

PART I

Item 1 - Business

General

As used herein, the term "Company" refers to Kimball International, Inc., the Registrant, and its subsidiaries. Reference to a year relates to a fiscal year, ended June 30 of the year indicated, rather than a calendar year unless the context indicates otherwise. Additionally, references to the first, second, third, and fourth quarters refer to those respective quarters of the fiscal year indicated.

The Company was incorporated in Indiana in 1939. The corporate headquarters is located at 1600 Royal Street, Jasper, Indiana.

The Company provides a variety of products from its two business segments: the Electronic Manufacturing Services (EMS) segment and the Furniture segment. The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities globally to the medical, automotive, industrial control, and public safety industries. The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. Production currently occurs in Company-owned or leased facilities located in the United States, Mexico, Thailand, China, Poland, and Wales, United Kingdom. In the United States, the Company has facilities and showrooms in ten states and the District of Columbia.

  Sales by Product Line and Segment

Sales from continuing operations by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 2009 were as follows:

(Amounts in Thousands)	2009	2008	2007
Furniture Segment
Branded Furniture Product Line	$ 564,618	$ 624,836	$ 602,903
Contract Private Label Furniture Product Line	-0-	-0-	11,059
Total Furniture Segment	$ 564,618	$ 624,836	$ 613,962
Electronic Manufacturing Services Segment	642,802	727,149	672,968
Kimball International, Inc.	$1,207,420	$1,351,985	$1,286,930

Sales of contract private label products were eliminated in conjunction with the planned exit of this product line.

Financial information by segment and geographic area for each of the three years in the period ended June 30, 2009 is included in Note 15 - Segment and Geographic Area Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Segments

   Electronic Manufacturing Services

  Overview

The Company entered the electronic manufacturing services market in 1985 with knowledge acquired from the production of electronic organs, which were first produced in 1963. The Company's current focus is on electronic assemblies that have high durability requirements such as medical, automotive, industrial control, and public safety applications.

Electronics and electro-mechanical products (electronic assemblies) are sold globally on a contract basis and produced to customers' specifications. The Company's engineering and manufacturing services primarily entail:

the insertion and attachment of microchips and other electronic capacitors and conductors in ever more complex and smaller designs onto multi-layered circuit boards, the production of wiring harnesses and other electronic equipment, assembling such into subassemblies or final products, the testing of products under a series of harsh conditions, and the assembly and packaging of electronic and other related products.

Integrated throughout this segment is customer program management over the life cycle of the product along with supply chain management, which affords customers the opportunity to focus their attention and resources to sales, marketing, and product development as they sell their unique end products under their brand name into various markets and industries.

During the first quarter of fiscal year 2009, the Company acquired privately-held Genesis Electronics Manufacturing of Tampa, Florida. The acquisition supports the Company's growth and diversification strategy, bringing new customers in the Company's key medical and industrial controls markets.

During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company successfully completed the move of production from Longford, Ireland, into the existing Poznan facility during the fiscal year 2009 second quarter. As part of the plan, the Company will also consolidate its EMS facilities located in Bridgend, Wales, and Poznan, Poland, into a new, larger facility in Poznan, which is expected to improve the Company's margins in the very competitive EMS market. Construction of the new, larger facility in Poland is complete with limited production to begin early in the Company's fiscal year 2010. The plan is being executed in stages with a projected completion date of December 2011.

In an effort to improve profitability and increase Share Owner value while remaining committed to its business model of being market driven and customer centered, during the third quarter of fiscal year 2008, the Company approved a restructuring plan designed to more appropriately align its workforce in a changing business environment. Within the Company's EMS segment, the restructuring activities included realigning engineering and technical resources closer to the customer and streamlining administrative and sales processes. The plan also included reducing corporate personnel costs to more properly align with the overall sales mix change within the Company. This plan is complete.

During the third quarter of fiscal year 2007, the Company acquired Reptron Electronics, Inc. ("Reptron"), a U.S. based electronics manufacturing services company which provided engineering services, electronics manufacturing services, and display integration services. Reptron had four manufacturing operations located in Tampa, Florida; Hibbing, Minnesota; Gaylord, Michigan; and Fremont, California. The acquisition increased the Company's capabilities and expertise in support of the Company's long-term strategy to grow business in the medical electronics and high-end industrial sectors. With the acquisition, the Company recognized it would have excess capacity in North America. Management developed a plan as of the acquisition date to consolidate capacity within the acquired facilities. Based on a review of future growth potential in various geographies and input from existing customers regarding future capacity needs, during the fourth quarter of fiscal year 2007, the Company finalized a restructuring plan within the EMS segment to exit the manufacturing facility located in Gaylord, Michigan. Production ceased during the second quarter of fiscal year 2008, and the facility is currently held for sale. During the second quarter of fiscal year 2008, the Company approved a restructuring plan to further consolidate its EMS facilities that resulted in the exit of the manufacturing facility located in Hibbing, Minnesota. Production at the Hibbing facility ceased in the fourth quarter of fiscal year 2008, and the Company's lease of the Hibbing facility ended during the second quarter of fiscal year 2009. A majority of the Gaylord and Hibbing business transferred to several of the Company's other worldwide EMS facilities.

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

The acquisitions are discussed in further detail in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 - Acquisitions of Notes to Consolidated Financial Statements. Additional information regarding the Company's restructuring activities is located in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements.

Sales revenue of the EMS segment is generally not affected by seasonality with the exception of the buying patterns of automotive industry customers whose purchases of the Company's product are generally lower in the first quarter of the Company's fiscal year. Fiscal year 2009 net sales to automotive industry customers approximated one-fourth of the Company's EMS segment net sales.

  Locations

As of June 30, 2009, the Company's EMS segment consisted of eight manufacturing facilities with one located in each of Indiana, Florida, California, China, Mexico, Thailand, Poland, and Wales, United Kingdom. The Company continually assesses under-utilized capacity and evaluates its operations as to the most optimum capacity and service levels by geographic region. During fiscal year 2009, the Company's EMS facility located in Ireland was consolidated with the Poland facility and the Wales and Poland facilities will be consolidated into a new, larger facility in Poland over the next two fiscal years. Operations located outside of the United States continue to be an integral part of the Company's EMS segment. See Item 1A - Risk Factors for information regarding financial and operational risks related to the Company's international operations.

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

The Company does not believe that it or the industry in general, has any special practices or special conditions affecting working capital items that are significant for understanding the EMS segment other than fluctuating inventory levels which may increase in conjunction with transfers of production among facilities.

  Competitors

The EMS industry is very competitive as numerous manufacturers compete for business from existing and potential customers. The Company's competition includes EMS companies such as Benchmark Electronics, Inc., Jabil Circuit, Inc., and Plexus Corp. The Company does not have a significant share of the EMS market and was ranked the 16th largest EMS provider for calendar year 2008 by Manufacturing Market Insider in the March 2009 edition.

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

  Customer Concentration

While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the medical, automotive, industrial control, and public safety industries. Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Year Ended June 30
	2009	2008	2007
Bayer AG affiliated sales as a percent of consolidated net sales	12%	11%	15%
Bayer AG affiliated sales as a percent of EMS segment net sales	23%	21%	30%

The increased percentages of sales to Bayer AG in fiscal year 2009 as compared to fiscal year 2008 are attributable to the Company's lower net sales to other customers during fiscal year 2009. The fiscal year 2008 reduction in sales to Bayer AG as compared to fiscal year 2007 is related to two factors. First, in January 2007, Bayer AG sold its diagnostics unit to Siemens AG, and thus a portion of the Company's net sales which were formerly to Bayer AG affiliates in fiscal year 2007 are now to Siemens AG. Second, net sales to Bayer AG affiliates were impacted as a result of the Company's selling price reduction effective January 2007 to Bayer AG affiliates which was offset by an equal reduction in the cost of raw materials purchased from Bayer AG affiliates. The Company also continues to focus on diversification of the EMS segment customer base.

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

During the first quarter of fiscal year 2009, the Company approved a restructuring plan to consolidate production of select office furniture manufacturing departments. The consolidation reduced manufacturing costs and excess capacity by eliminating redundant property and equipment, processes, and employee costs. The consolidation of these manufacturing departments resulted in more efficient use of manufacturing space and enabled the Company to sell one of its Indiana facilities. The consolidation was substantially complete as of the end of fiscal year 2009.

As discussed in the EMS segment above, the Furniture segment part of the workforce reduction restructuring activities announced in the third quarter of fiscal year 2008, included realigning information technology and procurement resources closer to the customer and streamlining administrative and sales processes to drive further synergies afforded by the alignment of the sales and manufacturing functions within this segment. Related expenditures were primarily for employee severance and transition costs, and this plan is complete.

In conjunction with the cessation of manufacturing contract private label products, during fiscal year 2007 the Company approved a plan to exit the production of wood rear projection television ("PTV") cabinets and stands within the Furniture segment, which resulted in the exit of the Company's Juarez, Mexico, operation. For some time, the market demand for wood rear PTV cabinets had been declining due to the market shift to plasma and LCD large-screen televisions. As a result of ceasing operations at this facility, financial results associated with the Mexican operations in the Furniture segment were classified as discontinued operations beginning in the quarter ended December 31, 2006, and all prior periods were restated. The discontinued operations are discussed in further detail in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 19 - Discontinued Operations of Notes to Consolidated Financial Statements.

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

Additional information regarding the Company's restructuring activities is located in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements.

  Locations

The Company's furniture products as of June 30, 2009 were primarily produced at ten plants: seven located in Indiana, two in Kentucky, and one in Idaho. In addition, select finished goods are purchased from external sources. The Company continually assesses manufacturing capacity and has adjusted such capacity in recent years. During fiscal year 2009, the Company sold a plant located in Indiana as manufacturing departments were consolidated.

In addition, a facility in Indiana houses an education center for dealer and employee training, a research and development center, and a product showroom. Office furniture showrooms are maintained in nine additional cities in the United States. Office space is leased in Dongguan, Guangdong, China, to facilitate sourcing of product from the Asia Pacific Region.

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

The Company does not believe that it or the industry in general, has any special practices or special conditions affecting working capital items that are significant for understanding the Company's business. The Company does receive advance payments on select furniture projects primarily in the hospitality industry.

  Competitors

There are numerous manufacturers of office and hospitality furniture competing within the marketplace, with a significant number of competitors offering similar products. The Company believes, however, that there are a limited number of relatively large manufacturers of wood office furniture. In many instances wood office furniture competes in the market with nonwood office furniture. Based on available industry statistics, nonwood office furniture has a larger share of the total office furniture market.

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

Other Information

  Backlog
At June 30, 2009, the aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, was $227.1 million as compared to $306.8 million at June 30, 2008.

(Amounts in Millions)	June 30, 2009	June 30, 2008
Furniture	$ 70.2	$ 101.0
EMS	156.9	205.8
Total Backlog of Continuing Operations	$ 227.1	$ 306.8

Substantially all of the open orders as of June 30, 2009 are expected to be filled within the next fiscal year. Both of the Company's segments have been adversely impacted by the weakening in the global economy. Open orders generally may not be indicative of future sales trends.

  Research, Patents, and Trademarks

Research and development activities include the development of manufacturing processes, major process improvements, new product development and product redesign, information technology initiatives, and electronic and wood related technologies.

Research and development costs were approximately:

	Year Ended June 30
(Amounts in Millions)	2009	2008	2007
Research and Development Costs of Continuing Operations	$14	$16	$17

The Company owns the Kimball (registered trademark) trademark, which it believes is significant to the EMS and Furniture segments, and owns the following patent and trademarks which it believes are significant to the Furniture segment only:

Registered Trademarks:  National. Furniture with Personality, Cetra, Footprint, Traxx, Interworks, Xsite, Definition, Skye, WaveWorks, Senator, Prevail, and Eloquence.

Trademarks:  President, Hum. Minds at Work, IntegraClear, and Pura

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

The Company is dedicated to excellence, leadership, and stewardship in matters of protecting the environment and communities in which the Company has operations. Reinforcing the Company's commitment to the environment, seven of the Company's showrooms and two non-manufacturing locations have been designed under the guidelines of the U.S. Green Building Council's LEED (Leadership in Energy and Environmental Design) for Commercial Interiors program. The Company believes that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings, or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2011, will not represent a material portion of total capital expenditures during those years.

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

  Employees

	June 30, 2009	June 30, 2008
United States	4,097	4,955
Foreign Countries	2,067	2,240
Total Full-Time Employees of Continuing Operations	6,164	7,195

All of the Company's foreign operations are subject to collective bargaining arrangements, many mandated by government regulation or customs of the particular countries. The Company believes that its employee relations are good.

  Available Information

The Company makes available free of charge through its website, http://www.ir.kimball.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). All reports the Company files with the SEC are also available via the SEC website, http://www.sec.gov, or may be read and copied at the SEC Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company's Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Forward-Looking Statements

This document may contain certain forward-looking statements. These are statements made by management, using their best business judgment based upon facts known at the time of the statements or reasonable estimates, about future results, plans, or future performance and business of the Company. Such statements involve risk and uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. They should not be construed as a guarantee that such results or events will, in fact, occur or be realized. The statements may be identified by the use of words such as "believes," "anticipates," "expects," "intends," "projects," "estimates," and similar expressions. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. Additional information regarding risk factors is available in "Item 1A - Risk Factors" of this report. The Company makes no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required in current and quarterly periodic reports filed with the SEC or otherwise by law.

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

general corporate profitability of the Company's end markets; credit availability to the Company's end markets;
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
excess capacity in the industries in which the Company competes; and
changes in customer order patterns, including changes in product quantities, delays in orders, or cancellation of orders.

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

The current recession has had and may continue to have an adverse impact on the Company's operating results. The Company's key strategies remain intact, but its priorities have changed as customers and suppliers face volatility in the marketplace. The Company must continue to adjust operations as needed to appropriately stay focused on its priorities and to align with the changing market conditions. The Company cannot predict the timing or the duration of this or any other downturn in the economy or the related effect on the Company's results of operations and financial condition.

The Company is exposed to the credit risk of its customers. The current economic conditions and the tightening of the credit markets have increased the risk of potential bankruptcy of customers and potential losses from accounts receivable. Accordingly, the Company heightened its monitoring of receivables and related credit risks. The realization of these risks could have a negative impact on the Company's profitability.

The Company operates in a highly competitive environment and may not be able to compete successfully. The EMS industry is very competitive as numerous manufacturers compete globally for business from existing and potential customers. The office and hospitality furniture industries are also competitive due to numerous global manufacturers competing in the marketplace. As the demand for products in the Furniture industry contracts as a result of the current economic conditions, large competitors may apply more pressure to their aligned distribution to sell their products exclusively which could lead to reduced opportunities for the Company's products. The high level of competition in these industries impacts the Company's ability to implement price increases or, in some cases, even maintain prices, which could lower profit margins.

The Company faces pricing pressures that could adversely affect the Company's financial position, results of operations, or cash flows. The Company faces pricing pressures in both of its segments, especially the EMS segment, as a result of intense competition from large EMS providers, emerging products, and over-capacity. While the Company works toward reducing costs to respond to pricing pressures, if the Company cannot achieve the proportionate reductions in costs, profit margins may suffer. As end markets dictate, the Company is continually assessing excess capacity and developing plans to better utilize manufacturing operations, including consolidating and shifting manufacturing capacity to lower cost venues as necessary.

Reduction of purchases by or the loss of one or more key customers could reduce revenues and profitability. Losses of key contract customers within specific industries or significant volume reductions from key contract customers are both risks. If a current customer of the Company merges with or is acquired by a party that currently is aligned with a competitor, the Company could lose future revenues. In addition, continuing success of the Company is dependent upon replacing expiring contract customers/programs with new customers/programs. Sales to Bayer AG affiliates accounted for 12%, 11%, and 15% of consolidated net sales in fiscal years 2009, 2008, and 2007, respectively. Significant declines in the level of purchases by this customer within the EMS segment or other key customers in either of the Company's segments, or the loss of a significant number of customers, could have a material adverse effect on business. In addition, the nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently, and new customer and program start-ups generally cause losses early in the life of a program.

The Company's future operating results depend on the ability to purchase a sufficient amount of materials, parts, and components at competitive prices. The Company depends on suppliers globally to provide timely delivery of materials, parts, and components for use in the Company's products. The financial stability of suppliers is monitored by the Company when feasible as the loss of a significant supplier could have an adverse impact on the Company's operations. In addition, maintaining strong relationships with key suppliers of components critical to the manufacturing process is essential. The Company also purchases select finished goods. If suppliers fail to meet commitments to the Company in terms of price, delivery, or quality, it could interrupt the Company's operations and negatively impact the Company's ability to meet commitments to customers.

The Company could be adversely affected by increased commodity costs or availability of raw materials. Price increases of commodity components could have an adverse impact on profitability if the Company cannot offset such increases with other cost reductions or by price increases to customers. In recent years, the Company has experienced increases in the prices of key commodities used in Furniture segment products, such as steel, seating components, and wood composite sheet stock. Raw materials utilized by the Company are generally available, but future availability is unknown and could impact the Company's ability to meet customer order requirements.

The Company's operating results are impacted by the cost of fuel and other energy sources. The cost of energy is a critical component of freight expense and the cost of operating manufacturing facilities. Increases in the cost of energy could reduce profitability of the Company.

The Company could be impacted by manufacturing inefficiencies at certain locations. At times the Company may experience labor or other manufacturing inefficiencies due to factors such as new product introductions, transfers of production among the Company's manufacturing facilities, a sudden decline in sales, a new operating system, or turnover in personnel. Manufacturing inefficiencies could have an adverse impact on the Company's financial position, results of operations, or cash flows.

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

The Company's restructuring efforts may not be successful. During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. As part of the plan, the Company successfully completed the move of production from Longford, Ireland, into the existing Poznan facility during fiscal year 2009. The Company also plans to consolidate its current EMS facilities located in Wales, United Kingdom; and Poznan, Poland; into a new, larger facility in Poznan, which is expected to improve margins in the very competitive EMS market. Construction of the new, larger facility in Poland is complete with limited production to begin early in the Company's fiscal year 2010. The plan includes the future sale of the existing Poland building. The Company continually evaluates its manufacturing capabilities and capacities in relation to current and anticipated market conditions. The successful execution of restructuring initiatives is dependent on several factors and may not be accomplished as quickly or effectively as anticipated.

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
the potential loss of key customers of the acquired company;
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

Start-up operations could present risks to the Company's current operations. The Company is committed to growing its business, and therefore from time to time, the Company may determine that it would be in its best interests to start up a new operation. Start-up operations involve a number of risks and uncertainties, such as funding the capital expenditures related to the start-up operation, developing a management team for the new operation, diversion of management focus away from current operations, and creation of excess capacity. Any of these risks could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

The Company's international operations involve financial and operational risks. The Company has operations outside the United States, primarily in China, Thailand, Poland, the United Kingdom, and Mexico. The Company's international operations are subject to a number of risks, which may include the following:

economic and political instability;
changes in foreign regulatory requirements and laws;
tariffs and other trade barriers;
potentially adverse tax consequences; and
foreign labor practices.

These risks could have an adverse effect on the Company's financial position, results of operations, or cash flows. In addition, fluctuations in exchange rates could impact the Company's operating results. The Company's risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Any hedging techniques the Company implements contain risks and may not be entirely effective. Exchange rate fluctuations could also make the Company's products more expensive than competitor's products not subject to these fluctuations, which could adversely affect the Company's revenues and profitability in international markets.

If the Company's efforts to introduce new products are not successful, this could limit sales growth or cause sales to decline. The EMS segment depends on industries that utilize technologically advanced electronic components which often have short life cycles. The Company must continue to invest in advanced equipment and product development to remain competitive in this area. The Furniture segment regularly introduces new products to keep pace with workplace trends and evolving regulatory and industry requirements, including environmental, health, safety standards such as ergonomic considerations, and similar standards for the workplace and for product performance. The introduction of new products requires the coordination of the design, manufacturing, and marketing of such products. The design and engineering of certain new products can take nine to eighteen months or more, and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular product may be delayed or be less successful than originally anticipated by the Company. Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit sales growth or cause sales to decline.

If customers do not perceive the Company's products to be innovative and of high quality, the Company's brand and name recognition could suffer. The Company believes that establishing and maintaining brand and name recognition is critical to business. Promotion and enhancement of the Company's brands will depend on the effectiveness of marketing and advertising efforts and on successfully providing innovative and high quality products and superior services. If customers do not perceive its products and services to be innovative and of high quality, the Company's brand and name recognition could suffer, which could have a material adverse effect on the Company's business.

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

The Company must effectively manage working capital. The Company has historically had positive operating cash flows, but effective management of working capital is key to continuing that trend. The Company closely monitors inventory and receivable efficiencies and continuously strives to improve these measures of working capital, but customer financial difficulties, cancellation or delay of customer orders, transfers of production among the Company's manufacturing facilities, or Company manufacturing delays could cause deteriorating working capital trends.

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

Fluctuations in the Company's effective tax rate could have a significant impact on the Company's financial position, results of operations, or cash flows. The mix of pre-tax income or loss among the tax jurisdictions in which the Company operates that have varying tax rates could impact the Company's effective tax rate. The Company is subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Judgment is required in determining the worldwide provision for income taxes, other tax liabilities, interest, and penalties. Future events could change management's assessment. The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. The Company has also made assumptions about the realization of deferred tax assets. Changes in these assumptions could result in a valuation allowance for these assets. Final determination of tax audits or tax disputes may be different from what is currently reflected by the Company's income tax provisions and accruals. In addition, President Obama's administration has announced proposals for a new U.S. tax legislation that, if adopted, could adversely affect the Company's tax rate.

A failure to comply with the debt covenants under the Company's $100 million credit facility could adversely impact the Company. The Company's credit facility requires the Company to comply with certain debt covenants and other terms and conditions. The Company believes the most significant covenants under its credit facility are minimum net worth and interest coverage ratio.  More detail on these debt covenants is discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 2009, the Company was in a positive net cash position of $88.6 million, defined as cash, cash equivalents, and short-term investments less short-term borrowings under credit facilities. Therefore, in the event of a default on any of the debt covenants under the credit facility, the Company, as of June 30, 2009, would have had sufficient cash to pay off the outstanding borrowings. In the future, a default on the debt covenants under the Company's credit facility could cause an increase in the borrowing rates or could make it more difficult for the Company to secure future financing which could have an adverse effect on the financial condition of the Company.

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

An inability to protect the Company's intellectual property could have a significant impact on business. The Company attempts to protect its intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign laws concerning proprietary rights, the Company's intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States, and therefore in some parts of the world, the Company has limited protections, if any, for its intellectual property. Competing effectively depends, to a significant extent, on maintaining the proprietary nature of the Company's intellectual property. The degree of protection offered by the claims of the various patents and trademarks may not be broad enough to provide significant proprietary protection or competitive advantages to the Company, and patents or trademarks may not be issued on pending or contemplated applications. In addition, not all of the Company's products are covered by patents. It is also possible that the Company's patents and trademarks may be challenged, invalidated, cancelled, narrowed, or circumvented.

A third party could claim that the Company has infringed on their intellectual property rights. The Company could be notified of a claim regarding intellectual property rights which could lead to the Company spending time and money to defend or address the claim. Even if the claim is without merit, it could result in substantial costs and diversion of resources.

The Company's insurance may not adequately protect the Company from liabilities related to product defects. The Company maintains product liability and other insurance coverage that the Company believes to be generally in accordance with industry practices. However, its insurance coverage may not be adequate to protect the Company fully against substantial claims and costs that may arise from liabilities related to product defects, particularly if the Company has a large number of defective products or if the root cause is disputed.

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

The Company's failure to retain the existing management team; maintain its engineering, technical, and manufacturing process expertise; and continue to attract qualified personnel could adversely affect the Company's business. The success of the Company is dependent on keeping pace with technological advancements and adapting services to provide manufacturing capabilities which meet customers' changing needs. In addition, the Company must retain its qualified engineering and technical personnel and successfully anticipate and respond to technological changes in a cost effective and timely manner. The Company's culture and guiding principles focus on continuous training, motivating, and development of employees, and it strives to attract, motivate, and retain qualified personnel. Failure to retain and attract qualified personnel could adversely affect the Company's business.

Turnover in personnel could cause manufacturing inefficiencies. The demand for manufacturing labor in certain geographic areas makes it difficult to retain experienced production employees. Turnover could result in additional training and inefficiencies that could impact the Company's operating results.

Natural disasters or other catastrophic events may impact the Company's production schedules and, in turn, negatively impact profitability. Natural disasters or other catastrophic events, including severe weather, terrorist attacks, power interruptions, and fires, could disrupt operations and likewise the ability to produce or deliver the Company's products. The Company's manufacturing operations require significant amounts of energy, including natural gas and oil, and governmental regulations control the allocation of such fuels to the Company. Employees are an integral part of the Company's business and events such as a pandemic could reduce the availability of employees reporting for work. In the event the Company experiences a temporary or permanent interruption in its ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in delayed or lost sales of the Company's products. In addition, any continuing disruption in the Company's computer system could adversely affect the ability to receive and process customer orders, manufacture products, and ship products on a timely basis, and could adversely affect relations with customers, potentially resulting in reduction in orders from customers or loss of customers. The Company maintains insurance to help protect the Company from costs relating to some of these matters, but such may not be sufficient or paid in a timely manner to the Company in the event of such an interruption.

The requirements of being a public company may strain the Company's resources and distract management. The Company is subject to the reporting requirements of federal securities laws, including the Sarbanes-Oxley Act of 2002. Among other requirements, the Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. The Company has, and expects to continue to, expend significant management time and resources maintaining documentation and testing internal control over financial reporting. While management's evaluation as of June 30, 2009 resulted in the conclusion that the Company's internal control over financial reporting was effective as of that date, the Company cannot predict the outcome of testing in future periods. If the Company concludes in future periods that its internal control over financial reporting is not effective, or if its independent registered public accounting firm is not able to render the required attestations, it could result in lost investor confidence in the accuracy, reliability, and completeness of the Company's financial reports.

Changes in government regulation may significantly increase the Company's operating costs in the United States. The federal government has a broad agenda of potential legislative and regulatory reforms, which if enacted, could significantly impact the profitability of the Company by burdening it with forced cost choices that cannot be recovered by increased pricing. These reforms include:

healthcare reform;
increased union organization under the Employee Free Choice Act; and
increased energy in manufacturing costs resulting from Cap and Trade legislation.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, as of June 30, 2009, are as follows:

	Number of Facilities
	Furniture	Electronic Manufacturing Services	Unallocated Corporate	Total
Indiana	13	1	4	18
Kentucky	2			2
Florida		1		1
California		1		1
Idaho	1			1
Mexico		1		1
Thailand		1		1
Poland		1		1
China	1	1		2
United Kingdom		1		1
Total Facilities	17	8	4	29

The listed facilities occupy approximately 4,814,000 square feet in aggregate, of which approximately 4,658,000 square feet are owned and 156,000 square feet are leased. Square footage of these facilities is summarized by segment as follows:

	Approximate Square Footage
	Furniture	Electronic Manufacturing Services	Unallocated Corporate	Total
Owned	3,491,000	936,000	231,000	4,658,000
Leased	7,000	129,000	20,000	156,000
Total	3,498,000	1,065,000	251,000	4,814,000

Within the EMS segment, the Company exited the Ireland facility during fiscal year 2009 and plans to exit the United Kingdom facility in fiscal year 2011 as part of the Company's plan to consolidate these facilities and the current Poland facility into a new, larger facility in Poland. Construction of the new, larger facility in Poland is complete with limited production to begin early in the Company's fiscal year 2010 and thus is not included in the tables above as of June 30, 2009. The Ireland facility lease expired during fiscal year 2009. The Company continues to market the existing Poland facility and real estate.

During fiscal year 2009 within the Furniture segment, the Company sold a plant located in Indiana as manufacturing departments were consolidated. A leased Furniture segment research and development facility in California was exited during fiscal year 2009. A facility that houses a training and education center, a research and development center, and a product showroom was previously reported as Unallocated Corporate but is now included in the Furniture segment column above as one facility.

Included in Unallocated Corporate are executive, national sales and administrative offices, and a recycling facility.

Generally, properties are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize a reduced second or third shift. Due to sales fluctuations, not all facilities were utilized at normal capacity during fiscal year 2009.

Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.

Operating leases for all facilities and related land, including nine leased showroom facilities which are not included in the tables above, total 239,000 square feet and expire from fiscal year 2010 to 2056 with many of the leases subject to renewal options. The leased showroom facilities are in six states and the District of Columbia. (See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases.)

The Company owns approximately 500 acres of land which includes land where various Company facilities reside, including approximately 180 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities, and for possible future expansions). During fiscal year 2009, the Company sold approximately 27,300 acres of undeveloped land holdings and timberlands to allow that capital to be reinvested in the Company's EMS and Furniture segments.

Item 3 - Legal Proceedings

The Registrant and its subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business, which individually, or in aggregate, are not expected to be material.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2009.

Executive Officers of the Registrant

The executive officers of the Registrant as of August 31, 2009 are as follows:

(Age as of August 31, 2009)

Name	Age	Office and Area of Responsibility	Executive Officer Since
James C. Thyen	65	President, Chief Executive Officer, Director	1974
Douglas A. Habig	62	Chairman of the Board	1975
Robert F. Schneider	48	Executive Vice President, Chief Financial Officer	1992
Donald D. Charron	45	Executive Vice President, President-Kimball Electronics Group	1999
P. Daniel Miller	61	Executive Vice President, President-Furniture	2000
Michelle R. Schroeder	44	Vice President, Chief Accounting Officer	2003
John H. Kahle	52	Executive Vice President, General Counsel, Secretary	2004
Gary W. Schwartz	61	Executive Vice President, Chief Information Officer	2004

Executive officers are elected annually by the Board of Directors. All of the executive officers unless otherwise noted have been employed by the Company for more than the past five years in the capacity shown or some other executive capacity. Michelle R. Schroeder was appointed to Vice President, Chief Accounting Officer in May 2009. She was appointed to Vice President in December 2004, served as Corporate Controller from August 2002 until May 2009, and prior to that served as Assistant Corporate Controller and Director of Financial Analysis.

PART II

Item 5 - Market for Registrant's Common Equity, Related Share Owner Matters and Issuer Purchases of Equity Securities

Market Prices

The Company's Class B Common Stock trades on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol: KBALB. High and low sales prices by quarter for the last two fiscal years as quoted by the NASDAQ system are as follows:

	2009		2008
	High	Low	High	Low
First Quarter	$12.75	$ 8.00	$14.38	$10.94
Second Quarter	$10.74	$ 4.05	$15.35	$11.35
Third Quarter	$ 9.14	$ 5.22	$13.96	$ 9.51
Fourth Quarter	$ 7.54	$ 5.02	$11.52	$ 8.28

There is no established public trading market for the Company's Class A Common Stock. However, Class A shares are convertible on a one-for-one basis to Class B shares.

Dividends

There are no restrictions on the payment of dividends except charter provisions that require on a fiscal year basis, that shares of Class B Common Stock are entitled to $0.02 per share dividend more than the dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock. Dividends declared totaled $15.6 million and $23.7 million for fiscal years 2009 and 2008, respectively. Dividends are discussed in further detail in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Included in these figures are dividends computed and accrued on unvested Class A and Class B restricted share units, which will be paid by a conversion to the equivalent value of common shares after a specified vesting period. Dividends declared by quarter for fiscal year 2009 compared to fiscal year 2008 are as follows:

	2009		2008
	Class A	Class B	Class A	Class B
First Quarter	$0.155	$0.16	$0.155	$0.16
Second Quarter	$0.155	$0.16	$0.155	$0.16
Third Quarter	$0.045	$0.05	$0.155	$0.16
Fourth Quarter	$0.045	$0.05	$0.155	$0.16
Total Dividends	$0.400	$0.42	$0.620	$0.64

Share Owners

On August 14, 2009, the Company's Class A Common Stock was owned by 571 Share Owners of record, and the Company's Class B Common Stock was owned by 1,810 Share Owners of record, of which 306 also owned Class A Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III for information on securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. The Company did not repurchase any shares under the repurchase program during the fourth quarter of fiscal year 2009. At June 30, 2009, two million shares remained available under the repurchase program.

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

The graph below compares the cumulative total return to Share Owners of the Company's Class B Common Stock from June 30, 2004, through June 30, 2009, the last business day in the respective fiscal years, to the cumulative total return of the NASDAQ Stock Market (U.S. and Foreign) and a peer group index for the same period of time. Due to the diversity of its operations, the Company is not aware of any public companies that are directly comparable to it. Therefore, the peer group index is comprised of publicly traded companies in both of the Company's segments, as follows:

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

The graph assumes $100 is invested in the Company's stock and each of the two indexes at the closing market quotations on June 30, 2004 and that dividends are reinvested. The performances shown on the graph are not necessarily indicative of future price performance.

	2004	2005	2006	2007	2008	2009
Kimball International, Inc.	$100.00	$ 93.63	$146.50	$107.78	$ 67.61	$ 53.66
NASDAQ Stock Market (U.S. & Foreign)	$100.00	$ 99.89	$106.32	$127.46	$111.91	$ 89.19
Peer Group Index	$100.00	$115.40	$112.49	$109.05	$ 78.67	$ 52.26

Item 6 - Selected Financial Data

This information should be read in conjunction with Item 8 - Financial Statements and Supplementary Data and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2009	2008	2007	2006	2005
Net Sales	$1,207,420	$1,351,985	$1,286,930	$1,109,549	$1,004,386

Income from Continuing Operations	$ 17,328	$ 78	$ 23,266	$ 28,613	$ 18,342
Earnings Per Share from Continuing Operations
Basic:
Class A	$ 0.47	$ 0.00	$ 0.60	$ 0.74	$ 0.48
Class B	$ 0.47	$ 0.00	$ 0.61	$ 0.75	$ 0.48

Diluted:
Class A	$ 0.46	$ 0.00	$ 0.58	$ 0.74	$ 0.47
Class B	$ 0.47	$ 0.00	$ 0.60	$ 0.75	$ 0.48

Total Assets	$ 642,269	$ 722,667	$ 694,741	$ 679,021	$ 600,540

Long-Term Debt, Less Current Maturities	$ 360	$ 421	$ 832	$ 1,125	$ 350

Cash Dividends Per Share:
Class A	$ 0.40	$ 0.62	$ 0.62	$ 0.62	$ 0.62
Class B	$ 0.42	$ 0.64	$ 0.64	$ 0.64	$ 0.64

The preceding table excludes all income statement activity of the discontinued operations.

Fiscal year 2009 income from continuing operations included $1.8 million ($0.04 per diluted share) of after-tax restructuring expenses, $9.1 million ($0.24 per diluted share) of after-tax non-cash goodwill impairment, $1.6 million ($0.04 per diluted share) of after-tax income from earnest money deposits retained by the Company resulting from the termination of the contract to sell the Company's Poland building and real estate, and $18.9 million ($0.51 per diluted share) of after-tax gains on the sale of undeveloped land holdings and timberlands.

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

Fiscal year 2006 income from continuing operations included $2.8 million ($0.07 per diluted share) of after-tax restructuring expenses and $1.3 million ($0.03 per diluted share) of after-tax income received as part of a Polish offset credit program for investments made in the Company's Poland operation.

Fiscal year 2005 income from continuing operations included $0.2 million ($0.01 per diluted share) of after-tax restructuring expenses.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Kimball International, Inc. provides a variety of products from its two business segments: the Electronic Manufacturing Services (EMS) segment and the Furniture segment. The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities globally to the medical, automotive, industrial control, and public safety industries.  The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names.

Both of the Company's segments have been adversely impacted by the weakening in the global economy. During fiscal year 2009, most of the markets in which the Company competes were affected by the global recession and liquidity crisis. The Company experienced declining sales and order trends beginning in its second fiscal quarter. Open orders at June 30, 2009 were 37% lower in the Furniture segment and 6% lower in the EMS segment when compared to the levels at the end of the Company's second fiscal quarter.

The EMS industry sales projections for calendar year 2009 (by IDC, iSuppli, and Electronic Trend Publications) show declines in the range of 7% to 13%. Semiconductor sales, though, are expected to decline approximately 20% in calendar year 2009, and although the Company does not directly serve this market, it may indicate a decline in end market demand for products utilizing electronic components. Generally, as electronics end markets decline, EMS industry sales improve as customers outsource a greater portion of their electronics manufacturing to free up capital for design and marketing programs and to gain cost advantages. However, customers could elect to insource a greater portion of their electronics manufacturing during this economic downturn.

The Company continues its strategy of diversification within the EMS segment customer base as it currently focuses on the four key vertical markets of medical, automotive, industrial control, and public safety. Demand in the automotive market and medical market began to stabilize during the Company's fiscal year 2009 fourth quarter, but the markets remain uncertain. The industrial control vertical market is showing signs of stabilization in certain areas, and the public safety vertical market is sending signals of strength. Sales to customers in the medical industry are the largest portion of the Company's EMS segment with sales to customers in the automotive industry being the second largest. The Company's sales to customers in the automotive industry are diversified among more than ten domestic and foreign customers and represented approximately 27% of the EMS segment's net sales for fiscal year 2009. The amount of sales of electronic components that relate to General Motors, Ford, and Chrysler automobiles sold in North America were approximately 8% of the Company's EMS segment net sales during fiscal year 2009.

The Company expects the furniture market to continue to decline or at best flatten out. The Business and Institutional Furniture Manufacturer Association (BIFMA International) is projecting an approximate 27% year-over-year decline in the office furniture industry for calendar year 2009. While the Company expects its mid-market brand to fare better than its contract office furniture brand due to the project nature of the contract market, it cannot predict future overall office furniture order trends at this time due to the short lead time of orders and the volatility in the global economy. The Company expects order rates for hospitality furniture to decline further in the near term as hotel occupancy rates and per room revenue rates are declining.

Competitive pricing pressures within the EMS segment and on many projects within the Furniture segment continue to put pressure on the Company's operating margins.

The current economic conditions and the tightening of the credit markets have also increased the risk of uncollectible accounts and notes receivables. Accordingly, the Company heightened its monitoring of receivables and related credit risks, and the Company believes its accounts and notes receivables allowance for uncollectible accounts is adequate as of June 30, 2009. Given the current market conditions and limited credit availability, the economy could decline further potentially requiring the Company to record additional allowances.

The Company is continually assessing its strategies in relation to the significant macroeconomic challenges including the instability in the financial markets, credit availability, and demand for products. A long-standing component of the Company's profit sharing incentive bonus plan and annual retirement contribution is that they are both linked to the performance of the Company which automatically lowers total compensation expense when profits are down. The Company has also implemented various initiatives in response to the deteriorating market conditions including reducing operating costs, more closely scrutinizing customer and supply chain risk, and deferring and cancelling capital expenditures that are not immediately required to support customer requirements. Examples of actions taken during fiscal year 2009 to reduce operating costs include a salary reduction plan announced in February 2009, which is expected to save $3 million in labor costs annually, permanent workforce reductions, and temporary personnel layoffs. In addition, to preserve cash, the dividends declared during the third and fourth quarters of fiscal year 2009 were reduced approximately 70% from the quarterly dividend rates paid in the first half of the fiscal year which translates to approximately $4 million less cash outflow each time dividends are paid.  The Company will continue to closely monitor market changes and its liquidity in order to proactively adjust its operating costs, discretionary capital spending, and dividend levels as needed.

The Company continues to have a strong balance sheet which includes a minimal amount of long-term debt of $0.4 million and Share Owners' equity of $382.4 million. The Company's short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of the Company's revolving credit facility was $183.7 million at June 30, 2009.

In addition to the above risks related to the current economic conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding the Company's financial condition and operating performance:

Although the Company has seen recent moderate declines in the cost of some commodities and in fuel prices, these continue to be areas of focus within the Company.
Globalization continues to reshape not only the industries in which the Company operates but also its key customers and competitors.
  The nature of the electronic manufacturing services industry is such that the start-up of new programs to replace departing customers or expiring programs occurs frequently. The success of the Company's EMS segment is dependent on the successful replacement of such customers or programs. Such changes usually occur gradually over time as old programs phase out of production while newer programs ramp up. While the margins vary depending on the size of the program and the vertical market being served, replacement programs often carry lower margins.

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
  The Company's employees throughout its business operations are an integral part of the Company's ability to compete successfully, and the stability of its management team is critical to long-term Share Owner value. The Company's career development and succession planning process helps to maintain stability in management.

  As end markets dictate, the Company is continually assessing under-utilized capacity and developing plans to grow the Company's customer base and better utilize manufacturing operations, including shifting manufacturing capacity to lower cost venues as necessary.

o    During the first quarter of fiscal year 2009, the Company approved a restructuring plan to consolidate production of select office furniture manufacturing departments. The consolidation is substantially complete and has reduced manufacturing costs and excess capacity by eliminating redundant property and equipment, processes, and employee costs.

o    During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company presently has an operation in Poznan. The Company successfully completed the move of production from Longford, Ireland, into the existing Poznan facility during the second quarter of fiscal year 2009. As part of the plan, the Company will also consolidate its EMS facilities located in Bridgend, Wales, and Poznan into a new, larger facility in Poznan.

o    In an effort to improve profitability and increase Share Owner value while remaining committed to its business model of being market driven and customer centered, during the third quarter of fiscal year 2008, the Company approved a restructuring plan designed to more appropriately align its workforce in a changing business environment. Within the Company's EMS segment, the restructuring activities included realigning engineering and technical resources closer to the customer and streamlining administrative and sales processes. The Furniture segment part of the workforce reduction restructuring activities included realigning information technology and procurement resources closer to the customer and streamlining administrative and sales processes to drive further synergies afforded by the alignment of the sales and manufacturing functions within this segment. The plan also included reducing corporate personnel costs to more properly align with the overall sales mix change within the Company. This plan is complete.

o    In fiscal year 2008, the Company completed the consolidation of U.S. manufacturing facilities within the EMS segment due to excess capacity resulting in the exit of two facilities that were part of the 2007 acquisition of Reptron Electronics, Inc. ("Reptron").

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

Fiscal Year 2009 Results of Operations

The following discussions are based on income from continuing operations and therefore exclude all income statement activity of the prior years' discontinued operations.

Financial Overview - Consolidated

Fiscal year 2009 consolidated net sales were $1.21 billion compared to fiscal year 2008 net sales of $1.35 billion, an 11% decrease, due to decreased net sales in both the EMS segment and the Furniture segment. The Company recorded income from continuing operations for fiscal year 2009 of $17.3 million, or $0.47 per Class B diluted share, inclusive of after-tax restructuring charges of $1.8 million, or $0.04 per Class B diluted share. The fiscal year 2009 restructuring charges were primarily related to the European consolidation plan. The fiscal year 2009 results also included the following non-recurring items: an $18.9 million after-tax gain, or $0.51 per Class B diluted share, related to the sale of the Company's undeveloped land holdings and timberlands; a $9.1 million after-tax non-cash goodwill impairment charge, or $0.24 per Class B diluted share; and $1.6 million of after-tax income, or $0.04 per Class B diluted share, for earnest money deposits retained by the Company resulting from the termination of the contract to sell the Company's Poland building and real estate.  The Company recorded income from continuing operations for fiscal year 2008 of $0.1 million, or less than $0.01 per Class B diluted share, inclusive of after-tax restructuring charges of $14.6 million, or $0.39 per Class B diluted share. The fiscal year 2008 restructuring charges were primarily related to the European consolidation plan, a workforce reduction plan, and the exit of two domestic EMS facilities.

Consolidated gross profit as a percent of net sales in fiscal year 2009 was 16.8% compared to 18.4% in fiscal year 2008. Both the EMS segment and the Furniture segment contributed to the decline as discussed in more detail in the segment discussions below.

Fiscal year 2009 consolidated selling and administrative expenses declined as a percent of net sales and also declined in absolute dollars by 17% as compared to fiscal year 2008.  The improved selling and administrative expenses were primarily related to benefits realized as a result of the previously announced restructurings; lower salary and wage expense; lower incentive compensation and employee benefit costs which are linked to Company profitability; lower depreciation and amortization expense; lower sales and marketing incentive costs; lower travel costs; and other improvements resulting from the focus on managing all costs as a result of the current macroeconomic conditions. Partially offsetting these cost declines, bad debt expense was $3.8 million higher for fiscal year 2009 compared to fiscal year 2008 as a result of current market conditions. Additionally, during fiscal years 2009 and 2008, the Company recorded $2.8 million and $1.3 million, respectively, of favorable adjustments due to reductions in its Supplemental Employee Retirement Plan (SERP) liability resulting from the normal revaluation of the liability to fair value. The result for the fiscal year comparison was a favorable variance in selling and administrative costs of $1.5 million. The gain resulting from the reduction of the SERP liability that was recognized in selling and administrative expenses was exactly offset by a decline in the SERP investment which was recorded in Other Income (Expense), and thus there was no effect on net earnings. The SERP investment is primarily comprised of employee contributions.

Fiscal year 2009 Other General Income included a $31.5 million pre-tax gain on the sale of undeveloped land holdings and timberlands. The gain on the sale of land was included in Unallocated Corporate in segment reporting. Also impacting the fiscal year 2009 Other General Income was $1.9 million pre-tax income from earnest money deposits retained by the Company resulting from the termination of the contract to sell and lease back the Company's Poland building and real estate. The buyer was unable to close the transaction, and as a result, the Company was entitled to retain the deposit funds. This income was recorded in the EMS segment.

The Company recorded non-cash pre-tax goodwill impairment charges of $14.6 million during fiscal year 2009 as a result of interim goodwill impairment testing which was completed due to the continued uncertainty associated with the economy and the significant decline in the Company's sales and order trends as well as the increased disparity between the Company's market capitalization and the carrying value of its Share Owners' equity. The goodwill was related to prior acquisitions in both of the Company's segments. See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information on goodwill.

Fiscal year 2009 other expense totaled $0.4 million compared to fiscal year 2008 other income of $3.2 million. The $1.5 million variance in SERP investments contributed to the increased other expenses. Fiscal year 2008 other income also included $1.3 million of pre-tax income relating to funds received as part of a Polish offset credit program for investments made in the Company's Poland operation.

The Company's effective tax rate for fiscal year 2009 was 31.6%. The fiscal year 2009 effective tax rate was positively impacted by a tax benefit related to a European subsidiary and to a lesser extent various tax benefits such as tax-exempt interest income and the research and development credit which together more than offset the negative impact of losses generated in select foreign jurisdictions with tax rates lower than the domestic rate.  As a result of various tax benefits in fiscal year 2008, such as tax-exempt interest income and the research and development credit, coupled with the tax benefit recorded related to the pre-tax loss, the Company recorded an overall income tax benefit greater than the pre-tax loss in fiscal year 2008. For further detail see Note 9 - Income Taxes of Notes to Consolidated Financial Statements.

Comparing the balance sheets as of June 30, 2009 to June 30, 2008, the Company's combined cash and short-term investments balances increased primarily due to cash inflows related to reductions in the Company's accounts receivable and inventory balances and the sale of the Company's undeveloped land holdings and timberlands.  The Company's accounts receivable balance declined primarily as a result of the lower sales volumes, and the inventory balance declined due to the lower sales volumes and a focus on managing working capital during the latter half of fiscal year 2009. The Company's accounts payable balance also decreased since June 30, 2008 in relation to the declining inventory balances. The increase in property and equipment was primarily due to the construction of the new EMS segment facility in Poland and the purchase of other EMS segment manufacturing equipment. The other assets line declined due to the sale of the tracts of undeveloped land holdings and timberlands; cash proceeds received from this sale increased the Company's cash balance and allowed the Company to reduce borrowings under its credit facilities. Accrued expenses as of June 30, 2009 declined when compared to June 30, 2008 primarily due to decreased accruals for employee benefits which are linked to Company profitability, lower accrued selling expenses, lower accrued restructuring expenses, and a decline in the deferred income balance due to recognition of various items during fiscal year 2009.

The variance in the additional paid-in capital and treasury stock lines was primarily attributable to the fulfillment of requests by Share Owners to convert approximately 1,188,000 shares from Class A shares to Class B shares and the issuance of vested restricted share units to key employees. The decline in Accumulated Other Comprehensive Income (Loss) was related to foreign currency translation adjustments and derivative financial instruments.  See Note 17 - Comprehensive Income of Notes to Consolidated Financial Statements for more information on derivative financial instruments and foreign currency translation adjustments.

Electronic Manufacturing Services Segment

During the first quarter of fiscal year 2009, the Company acquired privately-held Genesis Electronics Manufacturing of Tampa, Florida, for $5.4 million. The acquisition supports the Company's growth and diversification strategy, bringing new customers in the Company's key medical and industrial controls markets. The operating results of this acquisition were included in the Company's consolidated financial statements beginning on September 1, 2008 and excluding the related goodwill impairment had an immaterial impact on the fiscal year 2009 financial results. See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for more information on the acquisition.

During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company successfully completed the move of production from Longford, Ireland, into the existing Poznan facility during the fiscal year 2009 second quarter. As part of the plan, the Company will also consolidate its EMS facilities located in Bridgend, Wales, and Poznan, Poland, into a new, larger facility in Poznan, which is expected to improve the Company's margins in the very competitive EMS market. Construction of the new, larger facility in Poland is complete with limited production to begin early in the Company's fiscal year 2010. The plan is being executed in stages with a projected completion date of December 2011. See Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements for more information on restructuring charges.

Also during the fourth quarter of fiscal year 2008, the Company had signed a conditional agreement to sell and lease back the facilities and real estate that house its current Poland operations. The Company planned to lease back the building until December 2011 at which time it will have completed the consolidation of its European operations into a newly constructed facility in Poland. The closing on the sale of the existing Poland facility was expected to occur before December 31, 2008. The buyer was unable to close the transaction. Pursuant to the agreement, the Company was entitled to retain approximately $1.9 million of earnest money deposit funds held by the Company which was recorded as pre-tax Other General Income in the Company's fiscal year 2009. The Company continues to market the facility and real estate which were not impaired as of June 30, 2009.

EMS segment results were as follows:

	At or For the Year Ended
	June 30
(Amounts in Millions)	2009	2008	% Change
Net Sales	$ 642.8	$ 727.1	(12%)
Income (Loss) from Continuing Operations	$ (11.8)	$ (15.3)	23%
Restructuring Expense, net of tax	$ 1.5	$ 12.8
Goodwill Impairment, net of tax	$ 8.0	$ 0.0
Open Orders	$ 156.9	$ 205.8	(24%)

Fiscal year 2009 net sales to customers in the automotive and industrial control industries experienced double digit percentage declines compared to fiscal year 2008. To a lesser extent, sales to customers in the medical industry also declined, and sales to customers in the public safety industry increased when compared to fiscal year 2008. Due to the contract nature of the Company's business, open orders at a point in time may not be indicative of future sales trends.

Fiscal year 2009 EMS segment gross profit as a percent of net sales declined 1.7 percentage points compared to fiscal year 2008 primarily due to lower volumes; inefficiencies in the segment's European operations which are currently being consolidated into one facility; a shift in sales mix to lower margin product; higher employee healthcare costs; higher depreciation expense; and contractual customer price reductions on select products. Partially mitigating the lower margins were benefits the segment realized on the North American consolidation activities which were completed late in fiscal year 2008.

The EMS segment achieved a 25% reduction in selling and administrative expense in absolute dollars for fiscal year 2009 compared to fiscal year 2008. Selling and administrative costs also decreased 1.5 percentage points as a percent of net sales. The improvement was primarily related to benefits realized from restructuring activities, reduced spending on travel, lower depreciation/amortization expense, and a strong focus on managing all costs including labor reductions as a result of the current macroeconomic conditions. Lower incentive compensation costs and lower employee benefit costs which are linked to Company profitability also contributed to the selling and administrative expense reduction as compared to fiscal year 2008.

The restructuring expense recorded in fiscal year 2009 was primarily related to the European consolidation plan. The fiscal year 2008 restructuring expense was primarily related to the European consolidation plan, the workforce reduction plan, and the exit of two domestic EMS facilities.

Fiscal year 2009 Other General Income included $1.9 million pre-tax, which equated to $1.6 million after-tax, income from the earnest money deposits retained by the Company resulting from the termination of the contract to sell and lease back the Company's Poland building and real estate.

The fiscal year 2009 EMS segment earnings were also impacted by the recording of non-cash pre-tax goodwill impairment of $12.8 million, which equated to $8.0 million after-tax.  During fiscal year 2008, goodwill impairment of $0.2 million pre-tax was recorded on the Restructuring line item of the Company's Consolidated Statements of Income as it related to a restructuring plan.

The fiscal year 2008 other income/expense included $1.3 million of pre-tax, or $0.7 million after-tax, income relating to funds received as part of a Polish offset credit program for investments made in the Company's Poland operation.

Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Year Ended June 30
	2009	2008
Bayer AG affiliated sales as a percent of consolidated net sales	12%	11%
Bayer AG affiliated sales as a percent of EMS segment net sales	23%	21%

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

Risk factors within this segment include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, the contract nature of this industry, unexpected integration issues with acquisitions, the importance of sales to large customers, and the potential for customers to choose to insource a greater portion of their electronics manufacturing. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are located within Item 1A - Risk Factors.

Furniture Segment

During the first quarter of fiscal year 2009, the Company approved a restructuring plan to consolidate production of select office furniture manufacturing departments. The consolidation reduced manufacturing costs and excess capacity by eliminating redundant property and equipment, processes, and employee costs. The consolidation was substantially complete as of the end of fiscal year 2009. See Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements for more information on restructuring charges.

Furniture segment results were as follows:

	At or For the Year Ended
	June 30
(Amounts in Millions)	2009	2008	% Change
Net Sales	$ 564.6	$ 624.8	(10%)
Income from Continuing Operations	$ 8.3	$ 13.4	(38%)
Restructuring Expense, net of tax	$ 0.1	$ 1.3
Goodwill Impairment, net of tax	$ 1.1	$ 0.0
Open Orders	$ 70.2	$ 101.0	(31%)

The net sales decline in the Furniture segment for fiscal year 2009 compared to fiscal year 2008 resulted from decreased net sales of office furniture which were partially offset by increased net sales of hospitality furniture. Price increases net of higher discounting contributed approximately $9.6 million to net sales during fiscal year 2009 when compared to fiscal year 2008. Fiscal year 2009 sales of newly introduced office furniture products which have been sold for less than twelve months approximated $26.8 million. Furniture products open orders at June 30, 2009 declined when compared to the open orders at June 30, 2008 due to decreased open orders for both office furniture and hospitality furniture. Open orders at a point in time may not be indicative of future sales trends.

Fiscal year 2009 gross profit as a percent of net sales declined 1.8 percentage points when compared to fiscal year 2008. In addition to the impact of the lower net sales level, gross profit was negatively impacted by higher commodity costs, increased discounting on select product, costs incurred for supplier-related issues, and a sales mix shift to lower margin product. Partially offsetting the higher costs were price increases on select office furniture products, labor efficiency improvements, decreased employee benefit costs which are linked to Company profitability, and a decrease in LIFO inventory reserves resulting from lower inventory levels which positively impacted the fiscal year 2009 gross profit.

Fiscal year 2009 selling and administrative expenses decreased in both absolute dollars and as a percent of net sales compared to fiscal year 2008. The selling and administrative expense decline resulted from lower salary expenses related to the workforce reduction restructuring activities, lower sales and marketing incentive costs, lower travel expense, lower incentive compensation and employee benefit costs which are linked to Company profitability, and other improvements resulting from the focus on managing all costs as a result of the current macroeconomic conditions. Partially offsetting the selling and administrative expense improvements was increased bad debt expense of approximately $2.6 million on a pre-tax basis in fiscal year 2009 compared to fiscal year 2008.

The fiscal year 2008 restructuring charges were primarily related to the workforce reduction plan.

The fiscal year 2009 Furniture segment earnings were also impacted by the recording of non-cash pre-tax goodwill impairment of $1.8 million, which equated to $1.1 million after-tax.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, financial stability of customers, supply chain cost pressures, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are located within Item 1A - Risk Factors.

Fiscal Year 2008 Results of Operations

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

See Note 19 - Discontinued Operations of Notes to Consolidated Financial Statements for more information on the discontinued operations.

Financial results of the discontinued operations were as follows:

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2008	2007
Net Sales of Discontinued Operations	$ -0-	$ 8,744

Operating Loss of Discontinued Operations, Net of Tax	$ (124)	$ (3,068)
Loss on Disposal of Discontinued Operations, Net of Tax	-0-	(1,046)
Loss from Discontinued Operations, Net of Tax	$ (124)	$ (4,114)
Loss from Discontinued Operations per Class B Diluted Share	$ (0.00)	$ (0.11)

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

Information regarding the Reptron acquisition and restructuring plans is included in the segment discussions below.

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

The fiscal year 2008 consolidated selling and administrative expense level in absolute dollars approximated the fiscal year 2007 level and declined as a percent of net sales. The decline in consolidated selling and administrative costs as a percent of net sales was primarily due to the leverage of the higher net sales level and the shift in sales mix toward the EMS segment, which has a lower selling and administrative expense percentage than the Furniture segment.

Fiscal year 2008 other income totaled $3.2 million compared to fiscal year 2007 other income of $9.9 million. Fiscal year 2008 interest expense was $0.9 million higher due to higher average outstanding debt balances, and fiscal year 2008 interest income was $1.9 million lower than fiscal year 2007 as the Company's average cash and short-term investment balances were lower. In addition, a $3.5 million decline in the market value of the Company's SERP investments for fiscal year 2008 as compared to fiscal year 2007 contributed to the decline in other income. The loss on the SERP investment that was recognized in other income was exactly offset by a reduction in the SERP liability which was recognized in selling and administrative expense in accordance with U.S. GAAP.  Fiscal year 2008 other income also included $1.3 million pre-tax income relating to funds received as part of a Polish offset credit program for investments made in the Company's Poland operation.

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

Electronic Manufacturing Services Segment

In an effort to improve profitability and increase Share Owner value while remaining committed to its business model of being market driven and customer centered, during the third quarter of fiscal year 2008, the Company approved a restructuring plan designed to more appropriately align its workforce in a changing business environment. Within the Company's EMS segment, the restructuring activities included realigning engineering and technical resources closer to the customer and streamlining administrative and sales processes. The plan also included reducing corporate personnel costs to more properly align with the overall sales mix change within the Company.  Expenditures were primarily for employee severance and transition costs. This plan is complete.

On February 15, 2007, the Company acquired Reptron, a U.S. based electronics manufacturing services company which provided engineering services, electronics manufacturing services, and display integration services. The total amount of funds required to consummate the merger and to pay fees related to the merger was $50.9 million. Reptron had four manufacturing operations located in Tampa, Florida; Hibbing, Minnesota; Gaylord, Michigan; and Fremont, California. The acquisition increased the Company's capabilities and expertise in support of the Company's long-term strategy to grow business in the medical electronics and high-end industrial sectors. The operating results of this acquisition are included in the Company's consolidated financial statements beginning on the acquisition date. With the acquisition, the Company recognized it would have excess capacity in North America. Management developed a plan as of the acquisition date to consolidate capacity within the acquired facilities. Based on a review of future growth potential in various geographies and input from existing customers regarding future capacity needs, during the fourth quarter of fiscal year 2007 the Company finalized a restructuring plan within the EMS segment to exit the facility located in Gaylord, Michigan, and transfer the business to several of the Company's other EMS facilities. The Company ceased production at the facility during the second quarter of fiscal year 2008. Excess equipment was sold during the third quarter of fiscal year 2008, and the Gaylord facility is currently classified as held for sale. Expenditures included employee severance and transition costs which were recognized as part of the purchase price allocation, not impacting earnings. Expenditures also included losses on the sale of equipment, impairment on the facility, and an immaterial amount related to other closure activities which impacted earnings as the costs were incurred. The Company expects to recognize minimal future charges related to ongoing facility maintenance expenses. During the second quarter of fiscal year 2008, the Company approved a separate restructuring plan to further consolidate its EMS facilities that resulted in the exit of the manufacturing facility located in Hibbing, Minnesota, which was also one of the acquired Reptron facilities. Production at the Hibbing facility ceased in the fourth quarter of fiscal year 2008, and the Company's lease of the Hibbing facility ended in December 2008. A majority of the Hibbing business transferred to several of the Company's worldwide EMS facilities. Expenditures, most of which were recognized during fiscal year 2008, included employee severance and transition costs, asset and goodwill impairment, lease exit costs, and other plant closure and exit costs.

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

EMS segment net sales and open orders were as follows:

	At or For the Year Ended June 30

(Amounts in Millions)	2008	2007	% Change
Net Sales	$727.1	$673.0	8%
Open Orders	$205.8	$192.0	7%

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

Beginning in the third quarter of fiscal year 2007, gross profit as a percent of sales was favorably impacted by a reduction in the pricing of select raw material which is purchased from Bayer AG and affiliates, a major customer within the EMS segment. The selling price of the finished product back to Bayer AG and affiliates was likewise reduced by an amount equal to the material price reduction. While there was no impact to gross profit dollars, net income, or net cash flows related to this pricing change, gross profit as a percent of net sales increased approximately 1 percentage point, and selling and administrative expense as a percent of net sales increased by a similar percentage for fiscal year 2008 as compared to fiscal year 2007.

Fiscal year 2008 selling and administrative expense increased in both dollars and as a percent of net sales when compared to fiscal year 2007. The inclusion of the selling and administrative expenses of the mid-third quarter fiscal year 2007 acquisition for the entire fiscal year 2008 was the primary driver of the increase in selling and administrative expense in absolute dollars. The customer pricing adjustment mentioned above increased selling and administrative expense as a percent of net sales, and the leverage of higher sales volume decreased selling and administrative expense as a percent of net sales.  In addition, increased investments in business development resources contributed to the selling and administrative expense increase as a percent of net sales and in absolute dollars.

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

The reduction in fiscal-year-to-date sales to Bayer AG is related to two factors. First, in January 2007, Bayer AG sold its diagnostics unit to Siemens AG, and thus a portion of the Company's net sales which were formerly to Bayer AG affiliates in fiscal year 2007 are now to Siemens AG. Second, net sales to Bayer AG affiliates were also impacted as a result of the Company's aforementioned selling price reduction effective January 2007 to Bayer AG affiliates which was offset by an equal reduction in the material cost.

Furniture Segment

As part of the workforce reduction restructuring activities discussed in the EMS segment above, within the Company's Furniture segment, the restructuring activities included realigning information technology and procurement resources closer to the customer and streamlining administrative and sales processes to drive further synergies afforded by the alignment of the sales and manufacturing functions within this segment. Related expenditures were primarily for employee severance and transition costs. This plan is complete.

As part of the Company's plan to sharpen focus and simplify business processes within the Furniture segment, the Company announced during the first quarter of fiscal year 2006, a plan which included consolidation of administrative, marketing, and business development functions to better serve the segment's primary markets. Expenses related to this plan included software impairment, accelerated amortization, employee severance, and other consolidation costs.  This plan is complete.

Furniture segment net sales and open orders were as follows:

	At or For the Year Ended June 30

	2008	2007	% Change
(Amounts in Millions)
Net Sales:
Furniture Segment
Branded Furniture	$624.8	$602.9	4%
Contract Private Label Furniture	-0-	11.1	(100%)
Total	$624.8	$614.0	2%

Open Orders:
Furniture Segment
Branded Furniture	$101.0	$ 95.3	6%
Total	$101.0	$ 95.3	6%

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

As compared to fiscal year 2007, fiscal year 2008 selling and administrative expenses decreased in both absolute dollars and as a percent of net sales as the Furniture segment incurred lower advertising and product promotion expenses and lower incentive compensation costs.  Increased investments in the segment's sales force partially offset the other selling and administrative savings. The leverage of the segment's higher sales volumes also contributed to the selling and administrative expense as a percent of net sales improvement. The Furniture segment earnings were also positively impacted by savings realized through various cost reduction initiatives.

See Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements for more information on restructuring charges.

Liquidity and Capital Resources

Working capital at June 30, 2009 was $176.2 million compared to working capital of $162.6 million at June 30, 2008. The current ratio was 1.8 at June 30, 2009 and 1.5 at June 30, 2008.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO), for fiscal year 2009 of 47.2 days approximated the 46.6 days for fiscal year 2008. The Company defines DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for fiscal year 2009 increased to 65.6 from 59.9 for fiscal year 2008. The increased PDSOH was primarily driven by the rapid decline in EMS segment sales volumes. The Company defines PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.

The Company's short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of the Company's revolving credit facility, totaled $183.7 million at June 30, 2009 compared to $126.6 million at June 30, 2008. The credit facility provides an option to increase the amount available by an additional $50 million at the Company's request, subject to participating banks' consent.

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings under credit facilities increased from $29.8 million at June 30, 2008 to $88.6 million at June 30, 2009, as cash flow generated from reductions in certain components of working capital and from the sale of assets more than offset cash payments during fiscal year 2009 for capital expenditures, the acquisition within the EMS segment, and dividends. Operating activities generated $84.2 million of cash flow in fiscal year 2009 compared to $43.4 million in fiscal year 2008. Proceeds from the sale of assets of $49.9 million were received during fiscal year 2009, primarily related to the sale of the Company's undeveloped land holdings and timberlands. The Company reinvested $48.3 million into capital investments for the future, primarily for manufacturing equipment, the new Poland facility under construction which is part of the plan to consolidate the European manufacturing footprint, and other facility improvements during fiscal year 2009. The Company also expended $5.4 million for the acquisition within the EMS segment during fiscal year 2009. Fiscal year 2009 financing cash flow activities included $19.4 million in dividend payments, which was a decrease from the $23.7 million of dividends paid during fiscal year 2008. The dividend declared during the third quarter of fiscal year 2009 payable in April 2009 was reduced approximately 70% from the quarterly dividend rates paid in previous quarters which reduced dividend payments by approximately $4 million during the Company's fiscal year 2009 fourth quarter. The dividend declared to be paid in the first quarter of fiscal year 2010 was comparable to the dividend paid in the Company's fourth quarter of fiscal year 2009. Consistent with the Company's historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During fiscal year 2010, the Company expects to minimize capital expenditures where appropriate but will invest in capital expenditures prudently, particularly for projects that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability when the economy recovers. The land and new facility in Poland are expected to cost approximately $35 million of which approximately $27 million was paid prior to June 30, 2009. The Company plans to sell its current Poland facility in the future.

At June 30, 2009, the Company had $12.7 million of short-term borrowings outstanding under its $100 million credit facility described in more detail below. The Company also has several smaller foreign credit facilities available but had no borrowings under these facilities as of June 30, 2009. At June 30, 2008, the Company had $52.6 million of short-term borrowings outstanding.

The Company maintains a $100 million credit facility with an expiration date in April 2013 that allows for both issuances of letters of credit and cash borrowings. The $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to the group of participating banks' consent. The $100 million credit facility requires the Company to comply with certain debt covenants including interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at June 30, 2009.

The Company believes the most significant covenants under its $100 million credit facility are minimum net worth and interest coverage ratio. The table below compares the actual net worth and interest coverage ratio with the limits specified in the credit agreement.

Covenant	At or For the Period Ended June 30, 2009	Limit As Specified in Credit Agreement	Excess
Minimum Net Worth	$382,354,000	$362,000,000	$20,354,000
Interest Coverage Ratio	25.1	3.0	22.1

The Interest Coverage Ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.

The outstanding balance under the $100 million credit facility consisted of $12.7 million for a Euro currency borrowing, which provides a natural currency hedge against a Euro denominated intercompany note between the U.S. parent and Euro functional currency subsidiaries. There were also approximately $5.0 million in letters of credit against the credit facility. Total availability to borrow under the $100 million credit facility was $82.3 million at June 30, 2009.

The Company also maintains a separate foreign credit facility for its EMS segment operation in Thailand which is backed by the $100 million revolving credit facility.  In addition to the $100 million credit facility, the Company has several other foreign credit facilities which are available to cover bank overdrafts to satisfy short-term cash needs at that specific location rather than funding from intercompany sources. The Company has a credit facility for its EMS segment operation in Wales, United Kingdom, which is comprised of an overdraft facility which allows for multi-currency borrowings up to 2 million Sterling equivalent (approximately $3.3 million U.S. dollars at June 30, 2009 exchange rates) and an engagement facility of 3.5 million Sterling equivalent (approximately $5.8 million U.S. dollars at June 30, 2009 exchange rates), which can be used only for payment of customs, duties, or value-added taxes in the event of the Company's failure to pay its obligations. The Company also has a credit facility for its EMS segment operation in Poznan, Poland, which allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $8.5 million U.S. dollars at June 30, 2009 exchange rates). These overdraft facilities can be cancelled at any time by either the bank or the Company. At June 30, 2009, the Company had no borrowings outstanding under these foreign facilities.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the Company's credit facilities will be sufficient in fiscal year 2010 and the foreseeable future. One of the Company's primary sources of funds is its ability to generate cash from operations to meet its liquidity obligations, which could be adversely affected by factors such as general economic and market conditions, a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. In particular, should demand for the Company's products decrease significantly over the next 12 months due to the weakened economy, the available cash provided by operations could be adversely impacted. Another source of funds is the Company's credit facilities. The $100 million credit facility is contingent on complying with certain debt covenants.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Fair Value

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, which defines fair value, for financial assets and liabilities measured at fair value on a recurring basis at July 1, 2008. The adoption had an immaterial impact on the Company's financial statements. During fiscal year 2009, no financial assets were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. For available-for-sale securities classified as level 2 assets, the fair values are determined based on observable market inputs which use evaluated pricing models that vary by asset class and incorporate available trade, bid, and other market information. The Company evaluated the inputs used to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. The Company's derivatives, which were classified as level 2 assets/liabilities, were independently valued using a financial risk management software package using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, the derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on valuation of derivatives. See Note 11 - Fair Value of Financial Assets and Liabilities of Notes to Consolidated Financial Statements for more information.

Contractual Obligations

The following table summarizes the Company's contractual obligations as of June 30, 2009.

	Payments Due During Fiscal Years Ending June 30
(Amounts in Millions)	Total	2010	2011-2012	2013-2014	Thereafter
Recorded Contractual Obligations (a):
Long-Term Debt Obligations (b)	$ 13.1	$ 12.7	$ 0.1	$ 0.0	$ 0.3

Other Long-Term Liabilities Reflected on the Balance Sheet (c) (d) (e)	32.9	10.1	11.6	2.1	9.1

Unrecorded Contractual Obligations:
Operating Leases (e)	15.1	3.4	5.9	3.1	2.7
Purchase Obligations (f)	197.5	182.8	8.3	6.2	0.2
Other	1.8	0.5	1.1	0.1	0.1
Total	$260.4	$209.5	$27.0	$11.5	$12.4

(a) As of June 30, 2009, the Company had no Capital Lease Obligations.

(b) Refer to Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements for more information regarding Long-Term Debt Obligations. Accrued interest is also included on the Long-Term Debt Obligations line. The $12.7 million long-term debt obligations due in fiscal year 2010 include $12.7 million of short-term borrowing under the Company's $100 million credit facility and less than $0.1 million of long-term debt obligations due in fiscal year 2010 which are recorded as current liabilities. The estimated interest not yet accrued related to debt is included in the Other line item within the Unrecorded Contractual Obligations.

(c) The timing of payments of certain items included on the "Other Long-Term Liabilities Reflected on the Balance Sheet" line above is estimated based on the following assumptions:

  The timing of SERP payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants.  The fiscal year 2010 amount includes $3.5 million for SERP payments recorded as current liabilities.
  The timing of employee transition payments related to facilities to be exited is estimated based on the expected termination in the underlying restructuring plan. The fiscal year 2010 amount also includes $4.4 million for restructuring employee transition payments and the related derivatives recorded as a current liability.
  The timing of severance plan payments is estimated based on the average service life of employees.  The fiscal year 2010 amount also includes $0.6 million for severance payments recorded as a current liability.
  The timing of warranty payments is estimated based on historical data.  The fiscal year 2010 amount includes $1.6 million for short-term warranty payments recorded as a current liability.

(d) Excludes $4.2 million of long-term unrecognized tax benefits associated with the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), and associated accrued interest and penalties along with deferred tax liabilities and miscellaneous other long-term tax liabilities which are not tied to a contractual obligation and for which the Company cannot make a reasonably reliable estimate of the period of future payments.

(e) Refer to Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information regarding Operating Leases and certain Other Long-Term Liabilities.

(f) Purchase Obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. The amounts listed above for purchase obligations include contractual commitments for items such as raw materials, supplies, capital expenditures, services, and software acquisitions/license commitments. Cancellable purchase obligations that the Company intends to fulfill are also included in the purchase obligations amount listed above through fiscal year 2014.  In certain instances, such as when lead times dictate, the Company enters into contractual agreements for material in excess of the levels required to fulfill customer orders.  In turn, agreements with the customers cover a portion of that exposure for the material which was purchased prior to having a firm order.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At June 30, 2009 and June 30, 2008, the reserve for returns and allowances was $4.4 million and $3.3 million, respectively. The returns and allowances reserve approximated 2% of gross trade receivables during fiscal years 2008 and 2009 up until the last two quarters of fiscal year 2009 at which time it trended up to 3% primarily due to issues isolated to two furniture projects with unique specifications.
  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at June 30, 2009 and June 30, 2008 was $3.1 million and $0.8 million, respectively. During the preceding two years, this reserve had been at or less than 1% of gross trade accounts receivable up until the last two quarters of fiscal year 2009 at which point it approximated 2% of gross trade accounts receivable. The higher reserve was driven by increased risk created by the current market conditions.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 14% and 17% of consolidated inventories at June 30, 2009 and June 30, 2008, respectively, including approximately 83% and 85% of the Furniture segment inventories at June 30, 2009 and June 30, 2008, respectively. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. The Company may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2009 and June 30, 2008, the Company's accrued liabilities for self-insurance exposure were $6.5 million and $6.6 million, respectively.

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

The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, the Company believes it has made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions was $3.5 million and $2.4 million at June 30, 2009 and June 30, 2008, respectively. Additional information on income taxes is contained in Note 9 - Income Taxes of Notes to Consolidated Financial Statements.

Goodwill - Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the Company compares the carrying value of the reporting unit to an estimate of the reporting unit's fair value to identify potential impairment. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. The Company uses discounted cash flows to establish its reporting unit fair values. The calculation of the fair value of the reporting units considers current market conditions existing at the assessment date. During fiscal year 2009, goodwill was reviewed on an interim basis due to the continued uncertainty associated with the economy and the significant decline in the Company's sales and order trends as well as the increased disparity between the Company's market capitalization and the carrying value of its Share Owners' equity. Interim testing resulted in the recognition of non-cash pre-tax goodwill impairment of, in millions, $12.8 within the EMS segment and $1.8 within the Furniture segment. In addition to performing the required annual testing, the Company will continue to monitor circumstances and events in future periods to determine whether additional goodwill impairment testing is warranted on an interim basis. The Company can provide no assurance that an additional impairment charge for the Company's remaining goodwill balance will not occur in future periods as a result of these analyses. At June 30, 2009 and June 30, 2008, the Company's goodwill totaled, in millions, $2.6 and $15.4, respectively.

New Accounting Standards

See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk: As of June 30, 2009 and 2008, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $25 million and $52 million, respectively. These securities are classified as available-for-sale securities and are stated at market value. Unrealized losses on debt securities are recognized in earnings when a company has an intent to sell or is likely to be required to sell before recovery of the loss, or when the debt security has incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax related effect as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in an annual period in market interest rates from levels at June 30, 2009 and 2008 would cause the fair value of these short-term investments to decline by an immaterial amount. Further information on short-term investments is provided in Note 13 - Short-Term Investments of Notes to Consolidated Financial Statements.

The Company is exposed to interest rate risk on certain outstanding debt balances. The outstanding loan balances under the Company's credit facilities bear interest at variable rates based on prevailing short-term interest rates. Based on the $13 million and $53 million outstanding balances of variable rate obligations at June 30, 2009 and 2008, respectively, the Company estimates that a hypothetical 100 basis point change in interest rates would not have a material effect on annual interest expense. Further information on debt balances is provided in Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements.

Foreign Exchange Rate Risk: The Company operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. The Company's risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures of the Company and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements. The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period.

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

These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that its internal control over financial reporting was effective as of June 30, 2009.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an audit report on the Company's internal control over financial reporting which is included herein.

/s/ James C. Thyen
JAMES C. THYEN President, Chief Executive Officer
August 31, 2009

/s/ Robert F. Schneider
ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
August 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Share Owners of Kimball International, Inc.:

We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the "Company") as of June 30, 2009 and 2008, and the related consolidated statements of income, share owners' equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP Indianapolis, Indiana August 31, 2009

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
 (Amounts in Thousands, Except for Share and Per Share Data)

	June 30,	June 30,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$ 75,932	$ 30,805
Short-term investments	25,376	51,635
Receivables, net of allowances of $4,366 and $1,057, respectively	143,398	180,307
Inventories	127,004	164,961
Prepaid expenses and other current assets	35,720	37,227
Assets held for sale	1,358	1,374
Total current assets	408,788	466,309
Property and Equipment, net of accumulated depreciation of $338,001 and
$340,076, respectively	200,474	189,904
Goodwill	2,608	15,355
Other Intangible Assets, net of accumulated amortization of $62,481 and
$66,087, respectively	10,181	13,373
Other Assets	20,218	37,726
Total Assets	$ 642,269	$ 722,667
LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 60	$ 470
Accounts payable	165,051	174,575
Borrowings under credit facilities	12,677	52,620
Dividends payable	2,393	6,989
Accrued expenses	52,426	69,053
Total current liabilities	232,607	303,707
Other Liabilities:
Long-term debt, less current maturities	360	421
Other	26,948	26,072
Total other liabilities	27,308	26,493
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 49,826,000 in 2009 and 2008
Shares issued: 14,368,000 in 2009 and 2008	718	718
Class B - Shares authorized: 100,000,000 in 2009 and 2008
Shares issued: 28,657,000 in 2009 and 2008	1,433	1,433
Additional paid-in capital	343	14,531
Retained earnings	458,180	456,413
Accumulated other comprehensive income (loss)	(501)	12,308
Less: Treasury stock, at cost:
Class A - 3,646,000 in 2009 and 2,691,000 in 2008	(50,421)	(46,517)
Class B - 2,093,000 in 2009 and 3,372,000 in 2008	(27,398)	(46,419)
Total Share Owners' Equity	382,354	392,467
Total Liabilities and Share Owners' Equity	$ 642,269	$ 722,667
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
 (Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2009	2008	2007
Net Sales	$ 1,207,420	$ 1,351,985	$ 1,286,930
Cost of Sales	1,004,901	1,103,511	1,025,570
Gross Profit	202,519	248,474	261,360
Selling and Administrative Expenses	192,711	232,131	233,409
Other General Income	(33,417)	-0-	-0-
Restructuring Expense	2,981	21,911	1,528
Goodwill Impairment	14,559	-0-	-0-
Operating Income (Loss)	25,685	(5,568)	26,423
Other Income (Expense):
Interest income	2,499	3,362	5,237
Interest expense	(1,565)	(1,967)	(1,073)
Non-operating income	2,663	3,512	6,795
Non-operating expense	(3,956)	(1,703)	(1,030)
Other income (expense), net	(359)	3,204	9,929
Income (Loss) from Continuing Operations Before Taxes on Income	25,326	(2,364)	36,352
Provision (Benefit) for Income Taxes	7,998	(2,442)	13,086
Income from Continuing Operations	17,328	78	23,266
Loss from Discontinued Operations, Net of Tax	-0-	(124)	(4,114)
Net Income (Loss)	$ 17,328	$ (46)	$ 19,152
Earnings (Loss) Per Share of Common Stock:
Basic Earnings Per Share from Continuing Operations:
Class A	$ 0.47	$ 0.00	$ 0.60
Class B	$ 0.47	$ 0.00	$ 0.61
Diluted Earnings Per Share from Continuing Operations:
Class A	$ 0.46	$ 0.00	$ 0.58
Class B	$ 0.47	$ 0.00	$ 0.60
Basic Earnings (Loss) Per Share:
Class A	$ 0.47	$ (0.00)	$ 0.49
Class B	$ 0.47	$ (0.00)	$ 0.50
Diluted Earnings (Loss) Per Share:
Class A	$ 0.46	$ (0.00)	$ 0.47
Class B	$ 0.47	$ (0.00)	$ 0.49
Average Number of Shares Outstanding:
Basic:
Class A	11,036	11,696	11,979
Class B	26,125	25,418	26,623
Totals	37,161	37,114	38,602
Diluted:
Class A	11,195	11,868	12,325
Class B	26,151	25,504	26,932
Totals	37,346	37,372	39,257
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2009	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$ 17,328	$ (46)	$ 19,152
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,618	39,421	38,905
Gain on sales of assets	(32,796)	(840)	(775)
Loss on disposal of discontinued operations	-0-	-0-	1,600
Restructuring and exit costs	278	2,736	953
Deferred income tax and other deferred charges	(8,860)	4,193	(3,764)
Goodwill impairment	14,559	-0-	-0-
Stock-based compensation	2,129	3,979	4,922
Excess tax benefits from stock-based compensation	(297)	(14)	(1,095)
Change in operating assets and liabilities:
Receivables	31,386	3,341	2,021
Inventories	36,667	(22,960)	173
Prepaid expenses and other current assets	7,994	(2,950)	(1,663)
Accounts payable	(5,142)	13,071	(8,252)
Accrued expenses	(16,705)	3,468	(7,803)
Net cash provided by operating activities	84,159	43,399	44,374
Cash Flows From Investing Activities:
Capital expenditures	(47,679)	(49,742)	(40,881)
Proceeds from sales of assets	49,942	5,209	2,823
Proceeds from disposal of discontinued operations	-0-	250	721
Payments for acquisitions	(5,391)	(4,566)	(51,052)
Purchase of capitalized software and other assets	(632)	(905)	(999)
Purchases of available-for-sale securities	(8,032)	(33,184)	(116,939)
Sales and maturities of available-for-sale securities	34,572	53,777	152,470
Other, net	(320)	3	(683)
Net cash provided by (used for) investing activities	22,460	(29,158)	(54,540)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	60,620	-0-	1,268
Payments on revolving credit facility	(63,349)	(4,445)	(4,440)
Additional net change in credit facilities	(35,805)	32,267	925
Payments on capital leases and long-term debt	(527)	(1,022)	(565)
Repurchases of common stock	-0-	(24,844)	(1,078)
Dividends paid to Share Owners	(19,410)	(23,701)	(24,419)
Excess tax benefits from stock-based compensation	297	14	1,095
Proceeds from exercise of stock options	-0-	-0-	6,595
Repurchase of employee shares for tax withholding	(1,209)	(859)	-0-
Other, net	-0-	-0-	(51)
Net cash used for financing activities	(59,383)	(22,590)	(20,670)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(2,109)	4,127	1,006
Net Increase (Decrease) in Cash and Cash Equivalents	45,127	(4,222)	(29,830)
Cash and Cash Equivalents at Beginning of Year	30,805	35,027	64,857
Cash and Cash Equivalents at End of Year	$ 75,932	$ 30,805	$ 35,027
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners' Equity
	Class A	Class B
Amounts at June 30, 2006	$ 718	$1,433	$ 6,019	$486,518	$ 886	$(72,992)	$ 422,582
Comprehensive income:
Net income				19,152			19,152
Net change in unrealized gains and losses on securities					76		76
Foreign currency translation adjustment					3,182		3,182
Net change in derivative gains and losses					574		574
Postemployment severance prior service cost					(1,323)		(1,323)
Comprehensive income							21,661
Issuance of non-restricted stock ( 8,000 shares)			73			118	191
Net exchanges of shares of Class A and Class B
common stock ( 1,138,000 shares)			5,940			(5,940)	-0-
Vesting of restricted share units			(29)				(29)
Compensation expense related to stock incentive plans			4,745				4,745
Exercise of stock options ( 469,000 shares)			28			7,242	7,270
Performance share issuance ( 101,000 shares)			(2,208)			1,667	(541)
Share repurchases ( 266,000 shares)						(3,624)	(3,624)
Dividends declared:
Class A ( $0.62 per share)				(7,609)			(7,609)
Class B ( $0.64 per share)				(17,198)			(17,198)
Amounts at June 30, 2007	$ 718	$1,433	$ 14,568	$480,863	$ 3,395	$(73,529)	$ 427,448
Comprehensive income:
Net loss				(46)			(46)
Net change in unrealized gains and losses on securities					433		433
Foreign currency translation adjustment					9,090		9,090
Net change in derivative gains and losses					(714)		(714)
Postemployment severance prior service cost					172		172
Postemployment severance actuarial change					(68)		(68)
Comprehensive income							8,867
Issuance of non-restricted stock ( 13,000 shares)			(31)			204	173
Net exchanges of shares of Class A and Class B
common stock ( 91,000 shares)			(326)			326	-0-
Vesting of restricted share units ( 12,000 shares)			(220)			188	(32)
Compensation expense related to stock incentive plans			3,763				3,763
Performance share issuance ( 139,000 shares)			(3,223)			2,173	(1,050)
Share repurchases ( 1,733,000 shares)						(22,298)	(22,298)
Cumulative effect of adoption of FIN 48, Accounting
for Uncertainty in Income Taxes				(712)			(712)
Dividends declared:
Class A ( $0.62 per share)				(7,476)			(7,476)
Class B ( $0.64 per share)				(16,216)			(16,216)
Amounts at June 30, 2008	$ 718	$1,433	$ 14,531	$456,413	$ 12,308	$(92,936)	$ 392,467
Comprehensive income:
Net income				17,328			17,328
Net change in unrealized gains and losses on securities					211		211
Foreign currency translation adjustment					(6,034)		(6,034)
Net change in derivative gains and losses					(5,151)		(5,151)
Postemployment severance prior service cost					171		171
Postemployment severance actuarial change					(2,006)		(2,006)
Comprehensive income							4,519
Issuance of non-restricted stock ( 29,000 shares)			(484)			447	(37)
Net exchanges of shares of Class A and Class B
common stock ( 1,188,000 shares)			(10,038)			10,038	-0-
Vesting of restricted share units ( 219,000 shares)			(4,210)			3,460	(750)
Compensation expense related to stock incentive plans			2,129				2,129
Performance share issuance ( 76,000 shares)			(1,585)			1,172	(413)
Dividends declared:
Class A ( $0.40 per share)				(4,617)			(4,617)
Class B ( $0.42 per share)				(10,944)			(10,944)
Amounts at June 30, 2009	$ 718	$1,433	$ 343	$458,180	$ (501)	$(77,819)	$ 382,354
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

  Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and related note disclosures. While efforts are made to assure estimates used are reasonably accurate based on management's knowledge of current events, actual results could differ from those estimates.

  Cash, Cash Equivalents, and Short-Term Investments: Cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist of bank accounts and money market funds. Bank accounts are stated at cost, which approximates fair value, and money market funds are stated at fair value. Short-term investments consist primarily of municipal securities with maturities exceeding three months at the time of acquisition. Available-for-sale securities are stated at fair value. Unrealized losses on debt securities are recognized in earnings when a company has an intent to sell or is likely to be required to sell before recovery of the loss, or when the debt security has incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax related effect as a component of Share Owners' Equity.

  Inventories: Inventories are stated at the lower of cost or market value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. The last-in, first-out (LIFO) method was used for approximately 14% and 17% of consolidated inventories at June 30, 2009 and June 30, 2008, respectively, and remaining inventories were valued using the first-in, first-out (FIFO) method. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.

  Property, Equipment, and Depreciation: Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful life of the assets using the straight-line method for financial reporting purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Major maintenance activities and improvements are capitalized; other maintenance, repairs, and minor renewals and betterments are expensed.

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

A summary of the goodwill by segment is as follows:

	June 30,	June 30,
(Amounts in Thousands)	2009	2008
Electronic Manufacturing Services	$ 2,608	$ 13,622
Furniture	-0-	1,733
Consolidated	$ 2,608	$ 15,355

During fiscal year 2009, goodwill was reviewed on an interim basis due to the continued uncertainty associated with the economy and liquidity crisis and the significant decline in the Company's sales and order trends as well as the increased disparity between the Company's market capitalization and the carrying value of its stockholders' equity. Interim testing resulted in the recognition of goodwill impairment of, in thousands, $12,826 within the Electronic Manufacturing Services (EMS) segment and $1,733 within the Furniture segment. The impairment was recorded on the Goodwill Impairment line item of the Company's Consolidated Statements of Income.

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

Within the EMS segment, goodwill increased by, in thousands, $1,965 during fiscal year 2009 for the acquisition of Genesis Electronics Manufacturing. This acquisition was integrated into an existing reporting unit, and the goodwill was subsequently deemed impaired by the interim testing completed during the third quarter of fiscal year 2009. See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for further discussion. Goodwill was offset by, in thousands, a $153 reduction due to the effect of changes in foreign currency exchange rates.

During fiscal year 2008, the terminated business in conjunction with the consolidation of a Hibbing, Minnesota, operation resulted in a pre-tax goodwill impairment loss of, in thousands, $172, which was recorded on the Restructuring line item of the Company's Consolidated Statements of Income.

Other intangible assets consist of capitalized software, product rights, and customer relationships and are reported as Other Intangible Assets on the Consolidated Balance Sheets. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.

A summary of other intangible assets subject to amortization by segment is as follows:

	June 30, 2009			June 30, 2008
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Electronic Manufacturing Services:
Capitalized Software	$27,455	$ 24,217	$ 3,238	$27,228	$ 22,531	$ 4,697
Customer Relationships	1,167	448	719	937	247	690
Other Intangible Assets	$28,622	$ 24,665	$ 3,957	$28,165	$ 22,778	$ 5,387

Furniture:
Capitalized Software	$37,107	$ 32,533	$ 4,574	$43,868	$ 37,895	$ 5,973
Product Rights	1,160	334	826	1,160	210	950
Other Intangible Assets	$38,267	$ 32,867	$ 5,400	$45,028	$ 38,105	$ 6,923

Unallocated Corporate:
Capitalized Software	$ 5,773	$ 4,949	$ 824	$ 6,267	$ 5,204	$ 1,063
Other Intangible Assets	$ 5,773	$ 4,949	$ 824	$ 6,267	$ 5,204	$ 1,063

Consolidated	$72,662	$ 62,481	$ 10,181	$79,460	$ 66,087	$ 13,373

The customer relationship intangible asset cost increased by, in thousands, $230 during fiscal year 2009 due to the acquisition of Genesis Electronics Manufacturing.

During fiscal years 2009, 2008, and 2007, amortization expense of other intangible assets from continuing operations, including asset write-downs associated with the Company's restructuring plans, was, in thousands, $3,931, $8,036, and $8,756, respectively. Amortization expense in future periods is expected to be, in thousands, $2,389, $2,023, $1,769, $1,474, and $1,114 in the five years ending June 30, 2014, and $1,412 thereafter. The amortization period for product rights is 7 years. The amortization period for the customer relationship intangible asset ranges from 10 to 16 years. The estimated useful life of internal-use software ranges from 3 to 10 years.

During fiscal year 2009, the Company performed an assessment of the useful lives of Enterprise Resource Planning (ERP) software. In evaluating useful lives, the Company considered how long assets would remain functionally efficient and effective, given levels of technology, competitive factors, and the economic environment as of fiscal year 2009. This assessment indicated that the assets will continue to be used for a longer period than previously anticipated. As a result, effective October 1, 2008, the Company revised the useful lives of ERP software from 7 years to 10 years. Changes in estimates are accounted for on a prospective basis, by amortizing assets' current carrying values over their revised remaining useful lives. The effect of this change in estimate, compared to the original amortization, for fiscal year 2009 was a pre-tax reduction in amortization expense of, in thousands, $1,402. The pre-tax (decrease) increase to amortization expense in future periods is expected to be, in thousands, ($1,227), ($299), $451, $911, and $664 in the five years ending June 30, 2014, and $902 thereafter.

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

  Research and Development: The costs of research and development are expensed as incurred. Research and development costs from continuing operations were approximately, in millions, $14, $16, and $17 in fiscal years 2009, 2008, and 2007, respectively.

  Advertising: Advertising costs are expensed as incurred. Advertising costs from continuing operations, included in selling and administrative expenses were, in millions, $4.5, $6.2, and $8.3, in fiscal years 2009, 2008, and 2007, respectively.

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

  Income Taxes: Foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Determination of the amount of unrecognized deferred tax liability on unremitted earnings is not practicable.

  Off-Balance Sheet Risk and Concentration of Credit Risk: The Company has business and credit risks concentrated in the medical, automotive, and furniture industries. Two customers, Bayer AG and TRW Automotive, Inc., represented 19% and 11%, respectively, of consolidated accounts receivable at June 30, 2009. Bayer AG and Siemens AG, represented 16% and 15%, respectively, of consolidated accounts receivable at June 30, 2008. The Company currently does not foresee a credit risk associated with these receivables. The Company also has an agreement with a contract customer and a note receivable related to the sale of an Indiana facility. At June 30, 2009, $4.7 million was outstanding. The Company recorded a provision for potential credit losses. The Company's off-balance sheet arrangements are limited to operating leases entered into in the normal course of business as described in Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.

  Other General Income:  Other General Income includes the gain related to the sale of undeveloped land and timberland holdings and earnest money deposits retained by the Company resulting from the termination of the contract to sell and lease back the Company's Poland building and real estate.

Components of Other General Income:
	Year Ended June 30
(Amounts in Thousands)	2009	2008	2007
Gain on Sale of Undeveloped Land and Timberland Holdings	$ 31,489	$ -0-	$ -0-
Earnest Money Deposits Retained	1,928	-0-	-0-
Other General Income	$ 33,417	$ -0-	$ -0-

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

  Foreign Currency Translation: The Company uses the U.S. dollar and Euro predominately as its functional currencies. Foreign currency assets and liabilities are remeasured into functional currencies at end-of-period exchange rates, except for nonmonetary assets and equity, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the weighted average exchange rate during the fiscal year, except for expenses related to nonmonetary assets, which are remeasured at historical exchange rates. Gains and losses from foreign currency remeasurement are reported in the Non-operating income or expense line item on the Consolidated Statements of Income.

For businesses whose functional currency is other than the U.S. dollar, the translation of functional currency statements to U.S. dollar statements uses end-of-period exchange rates for assets and liabilities, weighted average exchange rates for revenue and expenses, and historical rates for equity. The resulting currency translation adjustment is recorded in Accumulated Other Comprehensive Income (Loss), as a component of Share Owners' Equity.

  Derivative Instruments and Hedging Activities:  Derivative financial instruments are recognized on the balance sheet as assets and liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Hedge accounting is utilized when a derivative is expected to be highly effective upon execution and continues to be highly effective over the duration of the hedge transaction. Hedge accounting permits gains and losses on derivative instruments to be deferred in Accumulated Other Comprehensive Income (Loss) and subsequently included in earnings in the periods in which earnings are affected by the hedged item, or when the derivative is determined to be ineffective. The Company's use of derivatives is generally limited to forward purchases of foreign currency to manage exposure to the variability of cash flows, primarily related to the foreign exchange rate risks inherent in forecasted transactions denominated in foreign currency. See Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements for more information on derivative instruments and hedging activities.

  Stock-Based Compensation: As described in Note 8 - Stock Compensation Plans of Notes to Consolidated Financial Statements, the Company maintains stock-based compensation plans which allow for the issuance of restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights for grant to officers and other key employees of the Company and to members of the Board of Directors who are not employees. The Company recognizes the cost resulting from share-based payment transactions using a fair-value-based method. The estimated fair value of outstanding performance shares and restricted share units is based on the stock price at the date of the award. For performance shares, the price is reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The estimated fair value of stock options is determined using the Black-Scholes option pricing model. Stock-based compensation expense is recognized for the portion of the award that is ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

  Subsequent Events:  The Company has evaluated the impact of subsequent events through August 31, 2009, which is the date these financial statements were issued.

  New Accounting Standards:  In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (FAS 168). This standard establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB. The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all literature related to a particular topic in one place. All existing accounting standard documents will be superseded. FAS 168 will be effective beginning in the Company's first quarter of fiscal year 2010, and its adoption is not expected to have an impact on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and requires additional disclosures about a company's involvement in variable interest entities. FAS 167 will be effective as of the beginning of the Company's fiscal year 2011. The Company is currently evaluating the impact, if any, of adoption of FAS 167 on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (FAS 165). FAS 165 incorporates existing guidance into the accounting literature for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. In addition, the standard requires disclosure of the date through which a company has evaluated subsequent events. FAS 165 became effective as of the end of the Company's fiscal year 2009, and the required disclosure has been provided in Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements. The adoption did not have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP modifies the recognition of impairment losses on debt securities so that an impairment loss is triggered when a company has an intent to sell or is likely to sell before recovery of the loss, or when the debt security has incurred a credit loss. This FSP also requires interim and annual disclosures, by major security type, of impairment losses taken and not taken, and information on credit losses. The Company adopted the FSP at the end of fiscal year 2009 and provided the required disclosures in Note 13 - Short-Term Investments of Notes to Consolidated Financial Statements. The adoption did not have a material impact on the Company's financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP expands to interim periods the existing annual requirement to disclose the fair value of financial instruments that are not reflected on the balance sheet at fair value. The FSP will be effective and will require additional disclosures in interim periods beginning in the Company's first quarter of fiscal year 2010.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Additionally, in April 2009 the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides guidelines for determining the fair values when there is no active market or where the price inputs being used represent distressed sales and requires additional annual and interim disclosure of fair value by major security types. FSP FAS 157-3 was effective upon issuance and FSP FAS 157-4 became effective as of the Company's fiscal year ended June 30, 2009. Other than additional disclosure requirements, the FSP's have not had an impact on the Company's financial position or results of operations because the Company currently has no financial instruments in inactive markets.

In June 2008, the FASB issued an FSP on Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity's capital structure includes multiple classes of common stock and participating securities. FSP EITF 03-6-1 is effective as of the beginning of the Company's fiscal year 2010 and requires that previously reported earnings per share data be recast in financial statements issued in periods after the effective date. The Company does not expect the impact of FSP EITF 03-6-1 to be significant.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement did not change existing practices. This statement became effective on November 15, 2008 and did not have a material effect on the Company's consolidated financial statements. FAS 162 will be superseded when FAS 168 becomes effective in the Company's first quarter of fiscal year 2010.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted FAS 161 as of the third quarter of fiscal year 2009 and provided the required disclosures in Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (FAS 141(R)). FAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. FAS 141(R) also broadens the definition of a business combination and expands disclosures related to business combinations. Additionally, in April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends FAS 141(R) and requires that acquired contingent assets and liabilities be recognized at fair value if fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the asset or liability will be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. FAS 141(R) and FSP 141(R)-1 will be applied prospectively to business combinations occurring after the beginning of the Company's fiscal year 2010, except that business combinations consummated prior to the effective date must apply FAS 141(R) income tax requirements immediately upon adoption. The impact, if any, of FAS 141(R) and FSP 141(R)-1 on the Company's financial position, results of operations, and cash flows will depend on the extent of business combinations completed after the adoption of the standard.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure financial instruments and certain other items, which may reduce the need to apply complex hedge accounting provisions in order to mitigate volatility in reported earnings. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. FAS 159 became effective as of the beginning of the Company's fiscal year 2009. The Company has determined that it will not elect to use fair value accounting for any eligible items, and therefore FAS 159 will have no impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158). FAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its statement of financial position, recognize through comprehensive income changes in that funded status in the year in which the changes occur, and measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year. At the end of fiscal year 2007, the Company adopted the provisions of FAS 158 related to recognition of plan assets, benefit liabilities, and comprehensive income. The Company adopted the provisions of this rule that require measurement of plan assets and benefit obligations as of the year end balance sheet date for the Company's fiscal year 2009, and it did not have a material impact on the Company's financial position, results of operations, or cash flows. This rule impacts the accounting for the Company's unfunded noncontributory postemployment severance plans.

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

Note 2    Acquisitions

Fiscal Year 2009 Acquisition:

During fiscal year 2009, the Company acquired privately-held Genesis Electronics Manufacturing located in Tampa, Florida. The acquisition supports the Company's growth and diversification strategy, bringing new customers in key target markets. The acquisition purchase price totaled $5.4 million. Assets acquired were $7.7 million, which included $2.0 million of goodwill, and liabilities assumed were $2.3 million. Direct costs of the acquisition were not material. Goodwill was allocated to the EMS segment of the Company. The operating results of this acquisition are included in the Company's consolidated financial statements beginning on September 1, 2008 and excluding subsequent goodwill impairment, had an immaterial impact on the fiscal year 2009 financial results. See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information on goodwill impairment. The purchase price allocation is final.

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

Note 3    Inventories

Inventories are valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 14% and 17% of consolidated inventories at June 30, 2009 and June 30, 2008, respectively, including approximately 83% and 85% of the Furniture segment inventories at June 30, 2009 and June 30, 2008, respectively. The EMS segment inventories and the remaining inventories in the Furniture segment are valued using the lower of first-in, first-out (FIFO) cost or market value.

Had the FIFO method been used for all inventories, income from continuing operations would have been $2.4 million lower in fiscal year 2009, $1.1 million higher in fiscal year 2008, and $0.1 million higher in fiscal year 2007. Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased income from continuing operations by $2.5 million in fiscal year 2009, $0.1 million in fiscal year 2008, and $1.1 million in fiscal year 2007.

Inventory components at June 30 are as follows:

(Amounts in Thousands)	2009	2008
Finished products	$ 35,530	$ 42,201
Work-in-process	11,752	14,363
Raw materials	93,999	126,583
Total FIFO inventory	$141,281	$183,147
LIFO Reserve	(14,277)	(18,186)
Total inventory	$127,004	$164,961

Note 4    Property and Equipment

Major classes of property and equipment at June 30 consist of the following:

(Amounts in Thousands)	2009	2008
Land	$ 9,399	$ 9,472
Buildings and improvements	167,997	171,249
Machinery and equipment	331,139	326,136
Construction-in-progress	29,940	23,123
Total	$ 538,475	$ 529,980
Less: Accumulated depreciation	(338,001)	(340,076)
Property and equipment, net	$ 200,474	$ 189,904

The useful lives used in computing depreciation are based on the Company's estimate of the service life of the classes of property, as follows:

Years
Buildings and improvements	5 to 50
Machinery and equipment	2 to 20
Leasehold improvements	Lesser of Useful Life or Term of Lease

Depreciation and amortization of property and equipment from continuing operations, including asset write-downs associated with the Company's restructuring plans, totaled, in millions, $33.9 for fiscal year 2009, $34.0 for fiscal year 2008, and $31.7 for fiscal year 2007.

At June 30, 2009, in thousands, assets totaling $1,358 were classified as held for sale and consisted of $1,160 for a facility and land related to the Gaylord, Michigan, exited operation within the EMS segment and $198 for equipment related to previously held timberlands. All of these assets were reported as unallocated corporate assets for segment reporting purposes. The Company expects to sell these assets during the next 12 months.

Due to a decline in the market value of the held for sale EMS facility, the Company recognized a pre-tax impairment loss, in thousands, of $214 during fiscal year 2009. The impairment was recorded on the Restructuring Expense line item of the Company's Consolidated Statements of Income. The fair value of the assets was determined by prices for similar assets.

During fiscal year 2009, the Company decided to sell its undeveloped land holdings and timberlands using an auction approach. The undeveloped land holdings and timberlands were included on the Other Assets line item of the Company's June 30, 2008 Consolidated Balance Sheet. As a result of the auction, the Company recognized a pre-tax gain, in thousands, of $31,489, which was recorded on the Other General Income line item of the Company's Consolidated Statements of Income. In addition, in thousands, $244 of equipment related to the timberlands was sold during fiscal year 2009. The Company recognized an immaterial gain on the sale of this equipment.

At June 30, 2008, the Company had, in thousands, assets totaling $1,374 classified as held for sale.

Note 5    Commitments and Contingent Liabilities

Leases:

Operating leases from continuing operations for certain office, showroom, manufacturing facilities, land, and equipment, which expire from fiscal year 2010 to 2056, contain provisions under which minimum annual lease payments are, in millions, $3.4, $3.3, $2.6, $1.7, and $1.4 for the five years ended June 30, 2014, respectively, and aggregate $2.7 million from fiscal year 2015 to the expiration of the leases in fiscal year 2056. The Company is obligated under certain real estate leases to maintain the properties and pay real estate taxes. Certain of these leases include renewal options and escalation clauses. Total rental expenses from continuing operations amounted to, in millions, $6.1, $7.8, and $6.5 in fiscal years 2009, 2008, and 2007, respectively.

As of June 30, 2009, the Company had no capitalized leases. As of June 30, 2008, the Company had, in millions, $0.4 of capitalized leases for equipment.

Guarantees:

As of June 30, 2009 and 2008, the Company had no guarantees issued which were contingent on the future performance of another entity. Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary. As of June 30, 2009 and 2008, the Company had a maximum financial exposure from unused standby letters of credit totaling approximately $5.0 million and $5.1 million, respectively. The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements. Accordingly, no liability has been recorded as of June 30, 2009 and 2008 with respect to the standby letters of credit. The Company also enters into commercial letters of credit to facilitate payments to vendors and from customers.

Product Warranties:

The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual during fiscal years 2009, 2008, and 2007 were as follows:

(Amounts in Thousands)	2009	2008	2007
Product Warranty Liability at the beginning of the year	$ 1,470	$ 2,147	$ 2,127
Accrual for warranties issued	1,311	446	961
Accruals (reductions) related to pre-existing warranties (including changes in estimates)	509	(166)	(47)
Settlements made (in cash or in kind)	(1,114)	(957)	(894)
Product Warranty Liability at the end of the year	$ 2,176	$ 1,470	$ 2,147

Note 6    Long-Term Debt and Credit Facility

Long-term debt consists of long-term notes payable, which have an interest rate of 9.25%. Aggregate maturities of long-term debt for the next five years are, in thousands, $60, $61, $12, $14, and $15, respectively, and aggregate $258 thereafter. Due dates for long-term debt occur in fiscal years 2011 and 2025.

The Company maintains a revolving credit facility which expires in April 2013 and provides for up to $100 million in borrowings, with an option to increase the amount available for borrowing to $150 million at the Company's request, subject to participating banks' consent. The Company uses this facility for acquisitions and general corporate purposes. A commitment fee is payable on the unused portion of the credit facility which was immaterial to the Company's operating results for fiscal years 2009, 2008, and 2007. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 12.5 to 15.0 basis points per annum as determined by the Company's leverage ratio. Borrowings under the credit agreement bear interest at a floating rate based, at the Company's option, upon a London Interbank Offered Rate (LIBOR) plus an applicable percentage or the greater of the federal funds rate plus an applicable percentage and the prime rate. The Company is in compliance with debt covenants requiring it to maintain a certain interest coverage ratio, minimum net worth, and other terms and conditions.

The Company also maintains a separate foreign credit facility for its EMS segment operation in Thailand which is backed by the $100 million revolving credit facility. The separate foreign credit facility is expected to be reviewed during fiscal year 2010 for renewal. The interest rate applicable to borrowings in US dollars under the separate foreign credit facility is charged at 0.75% per annum over the Singapore Interbank Money Market Offered Rate (SIBOR). The interest rate on borrowings in Thai Baht under the separate foreign credit facility is charged at the prevailing market rate.

At June 30, 2009, the Company had $12.7 million of short-term borrowings outstanding. The Company utilized a Euro currency borrowing which provides a natural currency hedge against Euro denominated intercompany notes between the US parent and the Euro functional currency subsidiaries. The Company also had approximately $5.0 million in letters of credit against the credit facility. There were no borrowings outstanding under the separate Thailand credit facility which is backed by the $100 million credit facility. Total availability to borrow under the $100 million credit facility was $82.3 million at June 30, 2009. At June 30, 2008, the Company had $52.6 million of short-term borrowings outstanding under the credit facility.

The Company also has a credit facility for its EMS segment operation in Wales, United Kingdom. The facility will be reviewed in November 2009 and can be terminated by either the bank or the Company at any time. The facility is comprised of an overdraft facility which allows for multi-currency borrowings up to 2 million Sterling equivalent (approximately $3.3 million US dollars at June 30, 2009 exchange rates) and an engagement facility of 3.5 million Sterling equivalent (approximately $5.8 million US dollars at June 30, 2009 exchange rates), which can be used only for payment of customs, duties, or value-added taxes in the event of the Company's failure to pay its obligations. Bank overdrafts may be deemed necessary to satisfy short-term cash needs rather than funding from intercompany sources. The interest rate applicable to the Sterling overdraft facility is charged at 2% per annum over the Bank of England's Sterling Base Rate. The interest rate applicable to the engagement facility is determined by the bank at the time a drawing request is made. The Company had no borrowings outstanding under this credit facility at June 30, 2009 and 2008.

During fiscal year 2009, the Company entered into a credit facility for its EMS segment operation in Poznan, Poland, which allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $8.5 million U.S. dollars at June 30, 2009 exchange rates) and is available to cover bank overdrafts. Bank overdrafts may be deemed necessary to satisfy short-term cash needs at the Company's Poznan location rather than funding from intercompany sources. Interest on the overdraft is charged at 1% over the Euro Overnight Index Average (EONIA). This overdraft facility can be cancelled at any time by either the bank or the Company. At June 30, 2009, the Company had no borrowings outstanding under this overdraft facility.

As of June 30, 2009 and 2008, the weighted average interest rates on the Company's short-term borrowings outstanding under the credit facilities were 1.46% and 4.99%, respectively. Cash payments for interest on borrowings were, in thousands, $1,807, $2,197, and $889, in fiscal years 2009, 2008, and 2007, respectively. Capitalized interest expense was not material during fiscal years 2009, 2008, and 2007.

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

The Company maintains a supplemental employee retirement plan (SERP) for executive employees which enable them to defer cash compensation on a pre-tax basis in excess of IRS limitations. The SERP is structured as a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.

Company contributions for domestic employees are based on a percent of net income as determined by the Compensation and Governance Committee of the Board of Directors. There was no employer contribution to the retirement plans during fiscal year 2009. Total expense related to employer contributions to the retirement plans was $5.8 million for each of fiscal years 2008 and 2007.

Employees of certain foreign subsidiaries are covered by local pension or retirement plans. Total expense related to employer contributions to these foreign plans for 2009, 2008, and 2007 was, in millions, $0.7, $1.0, and $0.9, respectively.

Severance Plans:

The Company maintains severance plans for all domestic employees. The plans, which were initiated at the end of fiscal year 2007, provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. There are no statutory requirements for the Company to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Benefits are based upon an employee's years of service and accumulate up to certain limits specified in the plans and include both salary and medical benefits. The components and changes in the Benefit Obligation, Accumulated Other Comprehensive Income (Loss), and Net Periodic Benefit Cost are as follows:

(Amounts in Thousands)	2009	2008
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$ 2,177	$ 2,200
Service cost	432	282
Interest cost	205	120
Actuarial loss for the period	3,854	130
Benefits paid	(1,199)	(555)
Benefit obligation at end of year	$ 5,469	$ 2,177
Balance in current liabilities	$ 643	$ 283
Balance in noncurrent liabilities	4,826	1,894
Total benefit obligation recognized in the Consolidated Balance Sheets	$ 5,469	$ 2,177
Changes and Components in Accumulated Other Comprehensive Income (Loss) (before tax):
Accumulated Other Comprehensive Income (Loss) at beginning of year	$ 2,027	$ 2,200
Net change due to unrecognized actuarial loss	3,336	113
Change due to unrecognized prior service cost	(285)	(286)
Accumulated Other Comprehensive Income (Loss) at end of year	$ 5,078	$ 2,027
Balance in unrecognized actuarial loss	$ 3,450	$ 113
Balance in unrecognized prior service cost	1,628	1,914
Total accumulated other comprehensive income (loss) recognized in Share Owners' Equity	$ 5,078	$ 2,027
Components of Net Periodic Benefit Cost (before tax):
Service cost	$ 432	$ 282
Interest cost	205	120
Amortization of prior service cost	285	286
Amortization of actuarial loss	517	17
Net periodic benefit cost recognized in the Consolidated Statements of Income	$ 1,439	$ 705

The significant increase in the benefit obligation was a result of an increase in the historical rate of severance payments used to project future severance eligible terminations. The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method and management judgment. Unusual or nonrecurring severance actions, such as those disclosed in Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements, are not estimable using actuarial methods and are expensed when incurred.

The Company amortizes prior service costs on a straight-line basis over the average remaining service period of employees that were active at the time of the plan initiation and amortizes actuarial losses on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.

The estimated actuarial net loss and prior service cost for the severance plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are, pre-tax in thousands, $406 and $286, respectively.

Assumptions used to determine fiscal year end benefit obligations are as follows:

	2009	2008
Discount Rate	6.6%	5.5%
Rate of Compensation Increase	3.0%	5.0%

Weighted average assumptions used to determine fiscal year net periodic benefit costs are as follows:

	2009	2008
Discount Rate	5.9%	5.5%
Rate of Compensation Increase	4.5%	5.0%

Note 8    Stock Compensation Plans

On August 19, 2003, the Board of Directors adopted the 2003 Stock Option and Incentive Plan (the "2003 Plan"), which was approved by the Company's Share Owners on October 21, 2008. Under the 2003 Plan, 2,500,000 shares of Common Stock were reserved for restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights for grant to officers and other key employees of the Company and to members of the Board of Directors who are not employees. The 2003 Plan is a ten-year plan. The Company also has stock options outstanding under a former stock incentive plan, which is described below. The pre-tax compensation cost that was charged against income from continuing operations for all of the plans was $2.1 million, $4.0 million, and $4.9 million in fiscal year 2009, 2008, and 2007, respectively. The total income tax benefit from continuing operations for stock compensation arrangements was $0.9 million, $1.6 million, and $1.9 million in fiscal year 2009, 2008, and 2007, respectively. The Company generally uses treasury shares for fulfillment of option exercises, issuance of performance shares, and conversion of restricted share units.

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

A summary of performance share activity under the 2003 Plan during fiscal year 2009 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding at July 1, 2008	759,052	$12.16
Granted	446,645	10.37
Vested	(109,197)	12.17
Forfeited	(188,465)	12.09
Performance shares outstanding at June 30, 2009	908,035	$10.39

As of June 30, 2009, there was approximately $1.2 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over annual performance periods ending August 2009 through August 2013, with a weighted average vesting period of 1.6 years. The fair value of performance shares is based on the stock price at the date of award, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The weighted average grant date fair value was $10.37; $12.16; and $17.42 for performance share awards granted in fiscal year 2009, 2008, and 2007, respectively. During fiscal year 2009, 2008, and 2007, respectively, 109,197; 201,598; and 150,651 performance shares vested at a fair value of $1.3 million, $3.4 million, and $1.8 million. The number of shares presented in the above table, the amounts of unrecognized compensation, and the weighted average period include performance shares awarded that are applicable to future performance measurement periods and will be measured at fair value when the performance targets are established in future fiscal years.

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

A summary of RSU activity under the 2003 Plan during fiscal year 2009 is presented below:

	Number of Share Units	Weighted Average Grant Date Fair Value
Restricted Share Units outstanding at July 1, 2008	480,900	$15.77
Granted	-0-	-0-
Vested	(239,250)	17.29
Forfeited	(1,700)	15.95
Restricted Share Units outstanding at June 30, 2009	239,950	$14.25

As of June 30, 2009, there was approximately $0.4 million of unrecognized compensation cost related to nonvested RSU compensation arrangements awarded under the 2003 Plan. That cost is expected to be recognized over a weighted average period of 0.6 years. The fair value of RSU awards is based on the stock price at the date of award. The total fair value of RSU awards vested during fiscal year 2009, 2008, and 2007 was, in thousands, $4,137, $233, and $24, respectively.

Unrestricted Share Grants:

Under the 2003 Plan, unrestricted shares may be granted to participants as consideration for service to the Company. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal year 2009, 2008, and 2007, respectively, the Company granted a total of 29,545; 13,186; and 7,668 unrestricted shares of Class B common stock at an average grant date fair value of $6.45, $13.16, and $24.53, for a total fair value of $0.2 million, $0.2 million, and $0.2 million. These shares were issued to members of the Board of Directors as compensation for director's fees, as a result of directors' elections to receive unrestricted shares in lieu of cash payment, and to officers of the Company.

Stock Options:

The Company has stock options outstanding under a former stock incentive plan. The 1996 Stock Incentive Program, which was approved by the Company's Share Owners on October 22, 1996, allowed the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, and performance share awards to officers and other key employees of the Company and to members of the Board of Directors who are not employees. The 1996 Stock Incentive Program will continue to have options outstanding through fiscal year 2013. The 1996 Directors' Stock Compensation and Option Plan, available to all members of the Board of Directors, was approved by the Company's Share Owners on October 22, 1996. Under the terms of that plan, Directors electing to receive all, or a portion, of their fees in the form of Company stock were also granted a number of stock options equal to 50% of the number of shares received for compensation of fees. All outstanding shares under the Directors' Stock Compensation and Option Plan expired during fiscal year 2009. No shares remain available for new grants under the Company's prior stock option plans.

There were no stock option grants awarded during fiscal years 2009, 2008, and 2007. For outstanding awards, the fair value at the date of the grant was estimated using the Black-Scholes option pricing model. Options outstanding are exercisable one to five years after the date of grant and expire ten years after the date of grant. Stock options are forfeited when employment terminates, except in the case of retirement at age 62 or older, death, permanent disability, or certain other circumstances described in the Company's employment policy.

A summary of stock option activity during fiscal year 2009 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at July 1, 2008	779,162	$15.45
Granted	-0-	-0-
Exercised	-0-	-0-
Forfeited	(4,500)	15.06
Expired	(27,144)	18.12
Options outstanding at June 30, 2009	747,518	$15.36	2.9 years	$ -0-
Options vested	747,518	$15.36	2.9 years	$ -0-

Options exercisable at June 30, 2009	747,518	$15.36	2.9 years	$ -0-

No options were exercised during fiscal years 2009 and 2008. The total intrinsic value of options exercised during fiscal year 2007 was $5.8 million. The value of existing shares held by employees was used to exercise stock options. The actual tax benefit realized for the tax deductions from option exercises totaled $1.9 million for fiscal year 2007.

Note 9    Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income tax benefits associated with net operating losses of, in thousands, $4,582 expire from fiscal year 2013 to 2029. Income tax benefits associated with tax credit carryforwards of, in thousands, $3,506, expire from fiscal year 2016 to 2022. A valuation reserve was provided as of June 30, 2009 for deferred tax assets relating to certain foreign and state net operating losses of, in thousands, $1,573, certain state tax credit carryforwards of, in thousands, $3,407, and, in thousands, $152 related to other deferred tax assets that the Company currently believes are more likely than not to remain unrealized in the future.

The components of the deferred tax assets and liabilities as of June 30, 2009 and 2008, were as follows:
(Amounts in Thousands)		2009	2008
Deferred Tax Assets:
Receivables		$ 3,451	$ 1,680
Inventory		2,833	2,606
Employee benefits		2,840	3,022
Deferred compensation		8,114	8,146
Restricted share units		1,565	2,573
Other current liabilities		1,031	1,443
Warranty reserve		868	586
Credit carryforwards		3,506	3,564
Restructuring		4,900	5,467
Goodwill		5,010	(58)
Net operating loss carryforward		4,582	4,166
Miscellaneous		3,317	2,201
Valuation Allowance		(5,132)	(4,966)
Total asset		$ 36,885	$ 30,430
Deferred Tax Liabilities:
Property & equipment		$ 7,293	$ 7,298
Capitalized software		128	64
Foreign currency gains and losses		1,600	-0-
Miscellaneous		833	730
Total liability		$ 9,854	$ 8,092
Net Deferred Income Taxes		$ 27,031	$ 22,338

The components of income (loss) from continuing operations before taxes on income are as follows:
	Year Ended June 30
(Amounts in Thousands)	2009	2008	2007
United States	$ 30,658	$ (2,605)	$ 38,576
Foreign	(5,332)	241	(2,224)
Total income (loss) from continuing operations before
income taxes on income	$ 25,326	$ (2,364)	$ 36,352

The provision (benefit) for income taxes from continuing operations is composed of the following items:
		Year Ended June 30
(Amounts in Thousands)		2009	2008	2007
Currently Payable:
Federal		$ 9,457	$ 2,355	$ 16,185
Foreign		1,521	934	553
State		1,713	815	2,897
Total current		12,691	4,104	19,635
Deferred Taxes:
Federal		(2,554)	(4,200)	(5,303)
Foreign		(1,294)	(698)	(488)
State		(845)	(1,648)	(758)
Total deferred		(4,693)	(6,546)	(6,549)
Total provision (benefit) for income taxes from continuing operations		$ 7,998	$ (2,442)	$ 13,086

A reconciliation of the statutory U.S. income tax rate from continuing operations to the Company's effective income tax rate follows:

	Year Ended June 30
	2009		2008		2007
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax computed at U.S. federal statutory rate	$ 8,864	35.0%	$ (827)	35.0%	$ 12,723	35.0%
State income taxes, net of federal income tax benefit	565	2.2	(542)	22.9	1,420	3.9
Foreign tax effect	2,093	8.3	151	(6.4)	843	2.3
Tax-exempt interest income	(559)	(2.2)	(692)	29.3	(1,201)	(3.3)
Domestic manufacturing deduction	86	0.3	(214)	9.1	(323)	(0.9)
Research credit	(753)	(3.0)	(604)	25.5	(686)	(1.9)
Foreign subsidiary bad debt deduction	(2,411)	(9.5)	-0-	-0-	-0-	-0-
Other - net	113	0.5	286	(12.1)	705	2.0
Resolution of IRS audit	-0-	-0-	-0-	-0-	(395)	(1.1)
Total provision (benefit) for income taxes from continuing operations	$ 7,998	31.6%	$ (2,442)	103.3%	$ 13,086	36.0%

Cash payments for income taxes, net of refunds, were in thousands, $2,848, $8,456, and $14,599 in fiscal years 2009, 2008, and 2007, respectively.

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

Changes in the unrecognized tax benefit during fiscal years 2009 and 2008 were as follows:

(Amounts in Thousands)	2009	2008
Beginning balance - July 1	$ 1,020	$ 5,617
Tax positions related to prior years:
Additions	341	161
Reductions [1]	-0-	(4,737)
Tax positions related to current year:
Additions	985	70
Reductions	(3)	-0-
Settlements	(3)	(13)
Lapses in statute of limitations	(175)	(78)
Ending balance - June 30	$ 2,165	$ 1,020

Portion that, if recognized, would reduce tax expense and effective tax rate	$ 1,905	$ 730

[1] The $4.7 million reduction during fiscal year 2008 was due primarily to the IRS approving Form 3115 Application for Change in Accounting Method. The approval of Form 3115 eliminated the need for an unrecognized tax benefit liability. The reduction in the liability resulted in a corresponding adjustment to deferred tax assets.

(Amounts in Thousands)	As of June 30, 2009	As of June 30, 2008	As of July 1, 2007
Accrued Interest and Penalties:
Interest	$ 344	$ 341	$ 674
Penalties	146	159	151

Accrued interest and penalties are not included in the tabular roll forward of unrecognized tax benefits above. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as Interest expense and Non-operating expense, respectively, under the Other Income (Expense) category on the Consolidated Statements of Income. Interest and penalties recognized for the fiscal years ended June 30, 2009 and June 30, 2008 were, in thousands, $10 and $325 income, respectively.

The Company, or one of its wholly-owned subsidiaries, files U.S. federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2006. The Company is subject to various state and local income tax examinations by tax authorities for years after June 30, 2002 and various foreign jurisdictions for years after June 30, 2003. The Company does not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on the results of operations or the financial position of the Company.

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

If dividends are not paid on shares of the Company's Class B Common Stock for a period of thirty-six consecutive months, or if at any time the number of shares of Class A Common Stock issued and outstanding is less than 15% of the total number of issued and outstanding shares of both Class A and Class B Common Stock, then all shares of Class B Common Stock shall automatically have the same rights and privileges as the Class A Common Stock, with full and equal voting rights and with equal rights to receive dividends as and if declared by the Board of Directors.

During fiscal year 2008, cash payments for repurchases of Class B Common Stock were $24.8 million. With these repurchases, the Company completed a previously authorized share repurchase program. Subsequent to the completion of the previously authorized share repurchase program, the Board of Directors authorized a plan which allows for the repurchase of up to an additional 2,000,000 shares of the Company's common stock.

Note 11    Fair Value of Financial Assets and Liabilities

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

Level 3: Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Financial  Instruments Recognized at Fair Value

The following methods and assumptions were used to measure fair value:

Financial Instrument	Valuation Technique/Inputs Used
Cash Equivalents	Market--Quoted market prices
Available-for-sale securities: Municipal securities	Market--Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information
Derivative Assets	Market--Based on observable market inputs using standard calculations, such as time value, forward interest yield curves, and current spot rates, considering counterparty credit risk
Nonqualified supplemental employee retirement plan assets	Market--Quoted market prices
Derivative Liabilities	Market--Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates adjusted for the Company's nonperformance risk

As of June 30, 2009, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis are categorized as follows:

(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$42,114	$ -0-	$ -0-	$42,114
Available-for-sale securities: Municipal Securities	-0-	25,376	-0-	25,376
Derivatives	-0-	784	-0-	784
Nonqualified supplemental employee retirement plan assets	10,992	-0-	-0-	10,992
Total assets at fair value	$53,106	$26,160	$ -0-	$79,266
Liabilities
Derivatives	$ -0-	$ 3,407	$ -0-	$ 3,407
Total liabilities at fair value	$ -0-	$ 3,407	$ -0-	$ 3,407

There were no changes in the Company's valuation techniques or inputs used to measure fair values on a recurring basis as a result of adopting FAS 157.

Disclosure of Other Financial Instruments

In addition to the methods and assumptions used to record the fair value of financial instruments as discussed in the Fair Value Measurements section above, the following methods and assumptions were used to estimate the fair value of financial instruments as required by SFAS No. 107, Disclosures About Fair Values of Financial Instruments. There were no changes in the methods or significant assumptions used in estimating fair value for the year ended June 30, 2009.

Other financial instruments contained in the Consolidated Balance Sheets where the carrying amount approximates fair value:

Assets	Liabilities
Certain cash and cash equivalents	Accounts payable
Receivables	Borrowings under credit facilities
Other assets not recorded at fair value	Dividends payable
Accrued expenses

The fair value estimate for long-term debt, excluding capital leases, was estimated using a discounted cash flow analysis based on quoted long-term debt market rates adjusted for the Company's non-performance risk. There was an immaterial difference between the carrying value and estimated fair value of long-term debt as of June 30, 2009 and 2008.

Note 12    Derivative Instruments

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

The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. As of June 30, 2009, the Company had outstanding foreign currency forward contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $13.3 million and to hedge currencies against the Euro in the aggregate notional amount of 31.0 million EUR. The notional amount is an indicator of the volume of derivative activities but is not an indicator of the potential gain or loss on the derivatives.

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

The fair value of outstanding derivative instruments is recognized on the balance sheet as a derivative asset or liability. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FAS 133, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners' Equity, and are subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The ineffective portion of the derivative gain or loss is reported in the Non-operating income or expense line item on the Consolidated Statements of Income immediately. The gain or loss associated with derivative instruments that cease to meet the criteria for hedging under FAS 133 is also reported in the Non-operating income or expense line item on the Consolidated Statements of Income immediately.

Based on fair values as of June 30, 2009, the Company estimates that $7.1 million of pre-tax derivative losses deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the fiscal year ending June 30, 2010. Losses on forward exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on forward contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time the Company had hedged its exposure to the variability in future cash flows was 15 and 27 months as of June 30, 2009 and 2008, respectively.

See Note 11 - Fair Value of Financial Assets and Liabilities of Notes to Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and Note 17 - Comprehensive Income of Notes to Consolidated Financial Statements for the amount and changes in derivative gains and losses deferred in Accumulated Other Comprehensive Income (Loss).

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income are presented below.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30, 2009	June 30, 2008	Balance Sheet Location	June 30, 2009	June 30, 2008
Derivatives designated as hedging instruments under FAS 133
Foreign currency forward contracts	Prepaid expenses and other current assets	$ 742	$ 1,307	Accrued expenses	$ 2,581	$ 2,582

Derivatives not designated as hedging instruments under FAS 133
Foreign currency forward contracts	Prepaid expenses and other current assets	42	-0-	Accrued expenses	631	-0-
				Other liabilities (long-term)	195	-0-
Total derivatives		$ 784	$ 1,307		$ 3,407	$ 2,582

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
(Amounts in Thousands)		June 30
		2009	2008	2007
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivative (Effective Portion)
Foreign currency forward contracts		$(13,832)	$ (4,396)	$ 2,044

The Effect of Derivative Instruments on Consolidated Statements of Income
(Amounts in Thousands)
		Fiscal Year Ended June 30
Derivatives in FAS 133 Cash Flow Hedging Relationships	Location of Gain or (Loss)	2009	2008	2007
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign currency forward contracts	Net Sales	$ (280)	$ -0-	$ -0-
Foreign currency forward contracts	Cost of Sales	(5,749)	(2,069)	-0-
Foreign currency forward contracts	Non-operating income	(1,878)	(1,061)	988
Total		$ (7,907)	$ (3,130)	$ 988

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion)
Foreign currency forward contracts	Non-operating income	$ 165	$ -0-	$ 299

Derivatives Not Designated as Hedging Instruments under FAS 133
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Non-operating income	$ 1,274	$ -0-	$ -0-

TOTAL DERIVATIVE PRE-TAX GAIN (LOSS) RECOGNIZED IN INCOME		$ (6,468)	$ (3,130)	$ 1,287

Note 13    Short-Term Investments

The Company's short-term investment portfolio consists of available-for-sale securities which is comprised of exempt securities issued by municipalities ("Municipal Securities") which can be in the form of General Obligation Bonds, Revenue Bonds, Tax Anticipation Notes, Revenue Anticipation Notes, Bond Anticipation Notes, pre-refunded (by U.S. Govt. or State and Local Govt.) bonds, and short-term putable bonds. The Company's investment policy dictates that Municipal Securities must be investment grade quality.

Available-for-sale securities are recorded at fair value. See Note 11 - Fair Value of Financial Assets and Liabilities of Notes to Consolidated Financial Statements for more information on the fair value of available-for-sale securities. The amortized cost basis reflects the original purchase price, with discounts and premiums amortized over the life of the security. Unrealized losses on debt securities are recognized in earnings when a company has an intent to sell or is likely to be required to sell before recovery of the loss, or when the debt security has incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax related effect as a component of Share Owners' Equity. Municipal Securities mature within a four-year period.

Municipal Securities	June 30
(Amounts in Thousands)	2009	2008
Amortized cost basis	$24,606	$51,216
Unrealized holding gains	770	502
Unrealized holding losses	-0-	(83)
Other-than-temporary impairment	-0-	-0-
Fair Value	$25,376	$51,635

There were no investments which were in an unrealized loss position as of June 30, 2009. Municipal Securities in a continuous unrealized loss position were as follows:

Municipal Securities	June 30
(Amounts in Thousands)	2009	2008
Continuous loss position for less than 12 months:
Fair value	$ -0-	$18,535
Unrealized loss	-0-	(83)
Continuous loss position for 12 months or greater:
Fair value	-0-	-0-
Unrealized loss	-0-	-0-

Activity for the Municipal Securities that were classified as available-for-sale was as follows:

Municipal Securities	For the Year Ended June 30
(Amounts in Thousands)	2009	2008	2007
Proceeds from sales	$34,337	$39,126	$13,403
Gross realized gains from sale of available-for-sale securities included in earnings	1,114	305	17
Gross realized losses from sale of available-for-sale securities included in earnings	(88)	(71)	(72)
Net unrealized holding gain (loss) included in Accumulated Other Comprehensive Income (Loss)	1,377	953	22
Net (gains) losses reclassified out of Accumulated Other Comprehensive Income (Loss)	(1,026)	(234)	104

Realized gains and losses are reported in Other Income (Expense) category of the Consolidated Statements of Income. The cost of each individual security was used in computing the realized gains and losses. During fiscal year 2007, the Company also recorded, in thousands, $49 of other-than-temporary impairment.

The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees. The SERP is structured as a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income. Adjustments made to revalue the SERP liability are also recognized in income and exactly offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains and (losses) at June 30, 2009, 2008, and 2007 was, in thousands, ($2,739), ($2,385), and $2,939, respectively. SERP asset and liability balances were as follows:
	June 30
(Amounts in Thousands)	2009	2008
SERP investment - current asset	$ 3,536	$ 2,958
SERP investment - other long-term asset	7,456	10,009
Total SERP investment	$ 10,992	$ 12,967
SERP obligation - current liability	$ 3,536	$ 2,958
SERP obligation - other long-term liability	7,456	10,009
Total SERP obligation	$ 10,992	$ 12,967

Note 14    Accrued Expenses

Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2009	2008
Taxes	$ 7,573	$ 5,882
Compensation	20,292	24,596
Retirement plan	-0-	5,617
Insurance	7,023	7,376
Restructuring	3,793	6,728
Other expenses	13,745	18,854
Total accrued expenses	$52,426	$69,053

Note 15   Segment and Geographic Area Information

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

Included in the EMS segment are sales to one major customer. Sales to Bayer AG affiliates totaled, in millions, $149.5, $149.9, and $198.9 in fiscal years 2009, 2008, and 2007, respectively, representing 12%, 11%, and 15% of consolidated net sales, respectively, for such periods.

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

Income statement amounts presented are from continuing operations.

	At or For the Year Ended June 30, 2009
	Electronic Manufacturing Services	Furniture	Unallocated Corporate and Eliminations	Consolidated

(Amounts in Thousands)
Net Sales	$ 642,802	$ 564,618	$ -0-	$ 1,207,420
Depreciation and Amortization	22,181	15,437	-0-	37,618
Goodwill Impairment	12,826	1,733	-0-	14,559
Interest Income	-0-	-0-	2,499	2,499
Interest Expense	320	-0-	1,245	1,565
Provision (Benefit) for Income Taxes	(9,150)	5,054	12,094	7,998
Income (Loss) from Continuing Operations(1)	(11,768)	8,285	20,811	17,328
Total Assets	351,506	184,755	106,008	642,269
Goodwill	2,608	-0-	-0-	2,608
Capital Expenditures	36,958	10,721	-0-	47,679

	At or For the Year Ended June 30, 2008
	Electronic Manufacturing Services	Furniture	Unallocated Corporate and Eliminations	Consolidated

(Amounts in Thousands)
Net Sales	$ 727,149	$ 624,836	$ -0-	$ 1,351,985
Depreciation and Amortization	17,621	21,800	-0-	39,421
Interest Income	-0-	-0-	3,362	3,362
Interest Expense	1,043	-0-	924	1,967
Provision (Benefit) for Income Taxes	(9,737)	8,260	(965)	(2,442)
Income (Loss) from Continuing Operations(2)	(15,264)	13,417	1,925	78
Total Assets	396,773	240,674	85,220	722,667
Goodwill	13,622	1,733	-0-	15,355
Capital Expenditures	27,846	21,896	-0-	49,742

	At or For the Year Ended June 30, 2007
	Electronic Manufacturing Services	Furniture	Unallocated Corporate and Eliminations	Consolidated

(Amounts in Thousands)
Net Sales	$ 672,968	$ 613,962	$ -0-	$ 1,286,930
Depreciation and Amortization	20,561	18,093	-0-	38,654
Interest Income	-0-	-0-	5,237	5,237
Interest Expense	1,025	3	45	1,073
Provision for Income Taxes	1,489	11,283	314	13,086
Income from Continuing Operations(3)	981	17,810	4,475	23,266
Total Assets	381,631	225,555	87,555	694,741
Goodwill	13,785	1,733	-0-	15,518
Capital Expenditures	18,568	22,313	-0-	40,881
(1) Includes after-tax restructuring charges of $1.8 million in fiscal year 2009. On a segment basis, the EMS segment recorded a $1.5 million restructuring charge, the Furniture segment recorded a $0.1 million restructuring charge, and Unallocated Corporate and Eliminations recorded a $0.2 million restructuring charge. See Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements for further discussion. Additionally, in fiscal year 2009, the EMS segment recorded $1.6 million of after-tax income for earnest money deposits retained by the Company resulting from the termination of the contract to sell the Company's Poland building and real estate. Unallocated Corporate and Eliminations also recorded in fiscal year 2009 $18.9 million of after-tax gains on the sale of undeveloped land holdings and timberlands. Also, during fiscal year 2009, the Company recorded $9.1 million of after-tax costs related to goodwill impairment, consisting of $8.0 million in the EMS segment and $1.1 million in the Furniture segment. See the Goodwill and Other Intangible Assets section of Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further discussion.

(2) Includes consolidated after-tax restructuring charges of $14.6 million in fiscal year 2008. On a segment basis, the EMS segment recorded a $12.8 million restructuring charge, the Furniture segment recorded a $1.3 million restructuring charge, and Unallocated Corporate and Eliminations recorded a $0.5 million restructuring charge. See Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements for further discussion. The EMS segment also recorded $0.7 million of after-tax income in fiscal year 2008, received as part of a Polish offset credit program for investments made in the Company's Poland operation.
(3) Includes consolidated after-tax restructuring charges of $0.9 million in fiscal year 2007. On a segment basis, the EMS segment recorded a $0.1 million restructuring charge, the Furniture segment recorded a $0.8 million restructuring charge, and Unallocated Corporate and Eliminations recorded a minimal amount of restructuring. See Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements for further discussion.

Sales by Product Line:
The Furniture segment produces and sells a variety of similar products and services. Net sales to external customers by product line within the Furniture segment were as follows:
	Year Ended June 30
(Amounts in Thousands)	2009	2008	2007
Net Sales:
Furniture
Branded Furniture	$ 564,618	$ 624,836	$ 602,903
Contract Private Label Products(4)	-0-	-0-	11,059
Total	$ 564,618	$ 624,836	$ 613,962

(4) The Net Sales decline was the result of the planned exit of Contract Private Label Products which was complete as of June 30, 2007.

Geographic Area:
The following geographic area data includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include property and equipment and other long-term assets such as software.
	At or For the Year Ended June 30
(Amounts in Thousands)	2009	2008	2007
Net Sales:
United States	$ 795,861	$ 990,326	$ 921,230
United Kingdom(5)	211,766	-0-	-0-
Other Foreign	199,793	361,659	365,700
Total net sales	$ 1,207,420	$ 1,351,985	$ 1,286,930

Long-Lived Assets:
United States	$ 142,187	$ 166,589	$ 167,579
Poland	44,807	24,097	16,062
Other Foreign	22,806	26,889	24,868
Total long-lived assets	$ 209,800	$ 217,575	$ 208,509

(5) In fiscal year 2009, the Company's Wales facility changed its shipping arrangement with customers so that products are shipped to the United Kingdom, and the customer takes possession of the product in the United Kingdom. It is not practicable to provide the United Kingdom net sales for prior years because the product shipment destination occurred throughout Europe, but no individual country had a significant share of net sales in relation to total net sales.

Note 16    Earnings Per Share

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

EARNINGS PER SHARE FROM CONTINUING OPERATIONS
	Year Ended June 30, 2009			Year Ended June 30, 2008			Year Ended June 30, 2007
(Amounts in Thousands, Except for Per Share Data)	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Basic Earnings Per Share from Continuing Operations:
Dividends Declared	$ 4,617	$ 10,944	$ 15,561	$ 7,476	$ 16,216	$23,692	$ 7,609	$17,198	$24,807
Undistributed Earnings (Loss)	525	1,242	1,767	(7,442)	(16,172)	(23,614)	(478)	(1,063)	(1,541)
Income from Continuing Operations	$ 5,142	$ 12,186	$ 17,328	$ 34	$ 44	$ 78	$ 7,131	$16,135	$23,266
Average Basic Shares Outstanding	11,036	26,125	37,161	11,696	25,418	37,114	11,979	26,623	38,602
Basic Earnings Per Share from Continuing Operations	$ 0.47	$ 0.47		$ 0.00	$ 0.00		$ 0.60	$ 0.61
Diluted Earnings Per Share from Continuing Operations:
Dividends Declared and Assumed
Dividends on Dilutive Shares	$ 4,632	$ 10,945	$ 15,577	$ 7,514	$ 16,224	$23,738	$ 7,708	$17,360	$25,068
Undistributed Earnings (Loss)	525	1,226	1,751	(7,514)	(16,146)	(23,660)	(565)	(1,237)	(1,802)
Income from Continuing Operations	$ 5,157	$ 12,171	$ 17,328	$ -0-	$ 78	$ 78	$ 7,143	$16,123	$23,266
Average Diluted Shares Outstanding	11,195	26,151	37,346	11,868	25,504	37,372	12,325	26,932	39,257
Diluted Earnings Per Share from Continuing Operations	$ 0.46	$ 0.47		$ 0.00	$ 0.00		$ 0.58	$ 0.60
Reconciliation of Basic and Diluted EPS from
Continuing Operations Calculations:
Income from Continuing Operations
Used for Basic EPS Calculation	$ 5,142	$ 12,186	$ 17,328	$ 34	$ 44	$ 78	$ 7,131	$16,135	$23,266
Assumed Dividends Payable on Dilutive Shares:
Stock options	-0-	-0-	-0-	-0-	-0-	-0-	-0-	151	151
Performance shares	15	1	16	38	8	46	99	11	110
Reduction of Undistributed
Earnings (Loss) - allocated based on
Class A and Class B shares	-0-	(16)	(16)	(72)	26	(46)	(87)	(174)	(261)
Income from Continuing Operations Used for Diluted EPS Calculation	$ 5,157	$ 12,171	$ 17,328	$ -0-	$ 78	$ 78	$ 7,143	$16,123	$23,266
Average Shares Outstanding for Basic EPS Calculation	11,036	26,125	37,161	11,696	25,418	37,114	11,979	26,623	38,602
Dilutive Effect of Average Outstanding:
Stock options	-0-	-0-	-0-	-0-	-0-	-0-	-0-	236	236
Performance shares	38	2	40	61	12	73	160	16	176
Restricted share units	121	24	145	111	74	185	186	57	243
Average Shares Outstanding for Diluted EPS Calculation	11,195	26,151	37,346	11,868	25,504	37,372	12,325	26,932	39,257
Included in dividends declared for the basic and diluted earnings per share computation are dividends computed and accrued on unvested Class A and Class B restricted share units, which will be paid by a conversion to the equivalent value of common shares after a vesting period.
In fiscal year 2009, all 755,000 average stock options outstanding were antidilutive and were excluded from the dilutive calculation. In fiscal year 2008, all 792,000 average stock options outstanding were antidilutive and were excluded in the dilutive calculation. In addition, 149,000 of the 334,000 average restricted share units and 82,000 of the 155,000 average performance share grants were antidilutive and excluded from the dilutive calculation. In fiscal year 2007, all 1,147,000 average stock options outstanding were dilutive and were included in the dilutive calculation.

LOSS PER SHARE FROM DISCONTINUED OPERATIONS

	Year Ended	Year Ended	Year Ended
	June 30, 2009	June 30, 2008	June 30, 2007
Basic:
Class A	$ 0.00	$ (0.00)	$ (0.11)
Class B	$ 0.00	$ (0.00)	$ (0.11)
Diluted:
Class A	$ 0.00	$ (0.00)	$ (0.11)
Class B	$ 0.00	$ (0.00)	$ (0.11)

EARNINGS PER SHARE (INCLUDING DISCONTINUED OPERATIONS)
	Year Ended June 30, 2009			Year Ended June 30, 2008			Year Ended June 30, 2007
(Amounts in Thousands, Except for Per Share Data)	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Basic Earnings (Loss) Per Share:
Dividends Declared	$ 4,617	$ 10,944	$ 15,561	$ 7,476	$ 16,216	$ 23,692	$7,609	$17,198	$24,807
Undistributed Earnings (Loss)	525	1,242	1,767	(7,481)	(16,257)	(23,738)	(1,754)	(3,901)	(5,655)
Net Income (Loss)	$ 5,142	$ 12,186	$ 17,328	$ (5)	$ (41)	$ (46)	$5,855	$13,297	$19,152
Average Basic Shares Outstanding	11,036	26,125	37,161	11,696	25,418	37,114	11,979	26,623	38,602
Basic Earnings (Loss) Per Share	$ 0.47	$ 0.47		$ (0.00)	$ (0.00)		$ 0.49	$ 0.50
Diluted Earnings (Loss) Per Share:
Dividends Declared and Assumed
Dividends on Dilutive Shares	$ 4,632	$ 10,945	$ 15,577	$ 7,514	$ 16,224	$ 23,738	$7,708	$17,360	$25,068
Undistributed Earnings (Loss)	525	1,226	1,751	(7,553)	(16,231)	(23,784)	(1,857)	(4,059)	(5,916)
Net Income (Loss)	$ 5,157	$ 12,171	$ 17,328	$ (39)	$ (7)	$ (46)	$5,851	$13,301	$19,152
Average Diluted Shares Outstanding	11,195	26,151	37,346	11,868	25,504	37,372	12,325	26,932	39,257
Diluted Earnings (Loss) Per Share	$ 0.46	$ 0.47		$ (0.00)	$ (0.00)		$ 0.47	$ 0.49
Included in dividends declared for the basic and diluted earnings per share computation are dividends computed and accrued on unvested Class A and Class B restricted share units, which will be paid by a conversion to the equivalent value of common shares after a vesting period.
In fiscal year 2009, all 755,000 average stock options outstanding were antidilutive and were excluded from the dilutive calculation. In fiscal year 2008, all 792,000 average stock options outstanding were antidilutive and were excluded in the dilutive calculation. In addition, 149,000 of the 334,000 average restricted share units and 82,000 of the 155,000 average performance share grants were antidilutive and excluded from the dilutive calculation. In fiscal year 2007, all 1,147,000 average stock options outstanding were dilutive and were included in the dilutive calculation.

Note 17   Comprehensive Income

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

	Year Ended June 30, 2009			Year Ended June 30, 2008			Year Ended June 30, 2007
(Amounts in Thousands)	Pre-tax	Tax	Net	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income (loss)			$ 17,328			$ (46)			$ 19,152
Other comprehensive income (loss):
Foreign currency translation adjustments	$ (4,143)	$ (1,891)	$ (6,034)	$ 9,090	$ -0-	$ 9,090	$ 3,182	$ -0-	$ 3,182
Postemployment severance actuarial change	(3,853)	1,536	(2,317)	(130)	52	(78)	(2,200)	877	(1,323)
Other fair value changes:
Available-for-sale securities	1,377	(549)	828	953	(379)	574	22	(9)	13
Derivatives	(13,832)	3,962	(9,870)	(4,396)	1,678	(2,718)	2,044	(637)	1,407
Reclassification to (earnings) loss:
Available-for-sale securities	(1,026)	409	(617)	(234)	93	(141)	104	(41)	63
Derivatives	7,742	(3,023)	4,719	3,130	(1,126)	2,004	(1,287)	454	(833)
Amortization of prior service costs	285	(114)	171	286	(114)	172	-0-	-0-	-0-
Amortization of actuarial change	517	(206)	311	17	(7)	10	-0-	-0-	-0-
Other comprehensive income (loss)	$ (12,933)	$ 124	$ (12,809)	$ 8,716	$ 197	$ 8,913	$ 1,865	$ 644	$ 2,509
Total comprehensive income			$ 4,519			$ 8,867			$ 21,661

Accumulated other comprehensive income (loss), net of tax effects, was as follows:
	Year Ended June 30
	2009	2008	2007
(Amounts in Thousands)
Foreign currency translation adjustments	$ 7,821	$ 13,855	$ 4,765
Unrealized gain (loss) from:
Available-for-sale securities	463	252	(181)
Derivatives	(5,731)	(580)	134
Postemployment benefits:
Prior service costs	(980)	(1,151)	(1,323)
Net actuarial loss	(2,074)	(68)	-0-
Accumulated other comprehensive income (loss)	$ (501)	$ 12,308	$ 3,395

Note 18  Restructuring Expense

The Company recognized consolidated pre-tax restructuring expense of $3.0 million, $21.9 million, and $1.5 million in the fiscal year 2009, 2008, and 2007, respectively. The actions discussed below represent the majority of the restructuring costs during the fiscal years presented in the summary table on the following page. Former restructuring plans that are substantially complete and did not have significant expense during the fiscal years presented are included in the summary table on the following page under the caption Other Restructuring Plans and include the company-wide workforce restructuring plan, the Furniture segment consolidation and simplification plan, the EMS segment Gaylord, Hibbing and Auburn restructuring plans, and the Unallocated Corporate Gaylord and Auburn restructuring plans.

The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company's Consolidated Statements of Income.

Office Furniture Manufacturing Consolidation Plan:

During the first quarter of fiscal year 2009, the Company approved a restructuring plan to consolidate production of select office furniture manufacturing departments. The consolidation is expected to reduce manufacturing costs and excess capacity by eliminating redundant property and equipment, processes, and employee costs. The consolidation of these manufacturing departments resulted in more efficient use of manufacturing space and enabled the Company to sell one of its Indiana facilities. The consolidation was substantially complete by the end of fiscal year 2009. The pre-tax charges related to the consolidation activities were approximately, in millions, $0.2 consisting of $0.4 of severance and other employee costs, $0.6 gain on the sale of a facility, $0.2 of property and equipment asset impairment, and $0.2 of other consolidation costs.

European Consolidation Plan:

During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company presently has an operation in Poznan. The Company successfully completed the move of production from Longford, Ireland, into the existing Poznan facility during the fiscal year 2009 second quarter. As part of the plan, the Company will also consolidate its EMS facilities located in Bridgend, Wales, and Poznan, Poland, into a new larger facility in Poznan, which is expected to improve the Company's margins in the very competitive EMS market. Construction of the new, larger facility in Poland is complete with limited production to begin early in the Company's fiscal year 2010. The Company intends to sell the existing Poland facility and real estate. The plan is being executed in stages with a projected completion date of December 2011. The Company currently estimates that the pre-tax charges related to the consolidation activities will be approximately, in millions, $20.7 consisting of $19.1 of severance and other employee costs, $0.3 of property and equipment asset impairment, $0.8 of lease exit costs, and $0.5 of other exit costs.

Summary of All Plans
	Accrued June 30, 2008 (4)	Fiscal Year Ended June 30, 2009						Accrued June 30, 2009 (4)	Total Charges (Income) Incurred Since Plan Announcement (5)		Total Expected Plan Costs (Income) (5)
(Amounts in Thousands)		Amounts Charged (Income) Cash		Amounts Charged (Income) Non-cash	Amounts Utilized/ Cash Paid	Adjustments
EMS Segment
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$ 15,117	$ 1,851		$ -0-	$(2,498)	$ (2,182)	(7)	$12,288	$ 17,601		$19,139
Asset Write-downs	-0-	-0-		(63)	63	-0-		-0-	346		346
Plant Closure and Other Exit Costs	-0-	394		-0-	(394)	-0-		-0-	457		1,180
Total	$ 15,117	$ 2,245		$ (63)	$(2,829)	$ (2,182)		$12,288	$ 18,404		$20,665
Other Restructuring Plans (1)	521	252		(41)	(732)	-0-		-0-	2,933	(6)	2,933	(6)
Total EMS Segment	$ 15,638	$ 2,497		$ (104)	$(3,561)	$ (2,182)		$12,288	$ 21,337		$23,598
Furniture Segment
FY 2009 Office Furniture Manufacturing Consolidation Plan
Transition and Other Employee Costs	$ -0-	$ 443		$ -0-	$ (443)	$ -0-		$ -0-	$ 443		$ 443
Asset Write-downs (Gain on Sale)	-0-	(608)	(8)	168	440	-0-		-0-	(440)		(537)	(8)
Plant Closure and Other Exit Costs	-0-	232		-0-	(232)	-0-		-0-	232		232
Total	$ -0-	$ 67		$ 168	$ (235)	$ -0-		$ -0-	$ 235		$ 138
Other Restructuring Plans (1)	487	(93)		-0-	(394)	-0-		-0-	1,097		1,097
Total Furniture Segment	$ 487	$ (26)		$ 168	$ (629)	$ -0-		$ -0-	$ 1,332		$ 1,235
Unallocated Corporate
Other Restructuring Plans (1)	183	232		214	(629)	-0-		-0-	920		1,111
Consolidated Total of All Plans	$ 16,308	$ 2,703		$ 278	$(4,819)	$ (2,182)		$12,288	$ 23,589		$25,944

	Accrued June 30, 2007 (4)	Fiscal Year Ended June 30, 2008						Accrued June 30, 2008 (4)
(Amounts in Thousands)		Amounts Charged-Cash		Amounts Charged- Non-cash	Amounts Utilized/ Cash Paid	Adjustments
EMS Segment
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$ -0-	$ 15,750		$ -0-	$ (918)	$ 285	(7)	$15,117
Asset Write-downs	-0-	-0-		409	(409)	-0-		-0-
Plant Closure and Other Exit Costs	-0-	63		-0-	(63)	-0-		-0-
Total	$ -0-	$ 15,813		$ 409	$(1,390)	$ 285		$15,117
Other Restructuring Plans (2)	1,042	1,554		1,167	(2,967)	(275)	(6)	521
Total EMS Segment	$ 1,042	$ 17,367		$ 1,576	$(4,357)	$ 10		$15,638
Furniture Segment
Other Restructuring Plans (2)	6	1,052		1,161	(1,732)	-0-		487
Unallocated Corporate
Other Restructuring Plans (2)	-0-	501		254	(572)	-0-		183
Consolidated Total of All Plans	$ 1,048	$ 18,920		$ 2,991	$(6,661)	$ 10		$16,308

	Accrued June 30, 2006 (4)	Fiscal Year Ended June 30, 2007					Accrued June 30, 2007 (4)
(Amounts in Thousands)		Amounts Charged-Cash	Amounts Charged (Income) Non-cash	Amounts Utilized/ Cash Paid	Adjustments
EMS Segment
Other Restructuring Plans (3)	$ 356	$ 337	$ (242)	$ (451)	$ 1,042	(6)	$ 1,042
Furniture Segment
Other Restructuring Plans (3)	21	72	1,195	(1,282)	-0-		6
Unallocated Corporate
Other Restructuring Plans (3)	-0-	166	-0-	(166)	-0-		-0-
Consolidated Total of All Plans	$ 377	$ 575	$ 953	$(1,899)	$ 1,042		$ 1,048

(1) Other Restructuring Plans with charges during fiscal year 2009 include the EMS segment Hibbing plan initiated in fiscal year 2008, the EMS segment and Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007, and the company-wide workforce restructuring plan initiated in fiscal year 2008.
(2) Other Restructuring Plans with charges and adjustments during fiscal year 2008 include the the Furniture segment consolidation and simplification plan initiated in fiscal year 2006, the EMS segment Hibbing plan initiated in fiscal year 2008 and Gaylord plan initiated in fiscal year 2007, the Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007 and Auburn restructuring plan initiated in fiscal year 2006, and the company-wide workforce restructuring plan initiated in fiscal year 2008.
(3) Other Restructuring Plans with charges and adjustments during fiscal year 2007 include the EMS segment Gaylord plan initiated in fiscal year 2007 and Auburn plan initiated in fiscal year 2006, the Furniture segment consolidation and simplification plan initiated in fiscal year 2006, and the Unallocated Corporate Auburn restructuring plan initiated in fiscal year 2006.
(4) Accrued restructuring at June 30, 2009, June 30, 2008, and June 30, 2007 was $12.3 million, $16.3 million, and $1.0 million, respectively. The balances include $3.8 million, $6.7 million, and $1.0 million recorded in current liabilities and $8.5 million, $9.6 million, and $0.0 million recorded in other long-term liabilities at June 30, 2009, June 30, 2008, and June 30, 2007, respectively.

(5) These columns include restructuring plans that were active during fiscal year 2009, including the EMS segment European Consolidation Plan and Hibbing Plan, both initiated in fiscal year 2008, the Furniture segment Office Furniture Manufacturing Consolidation Plan initiated in fiscal year 2009, the EMS segment and Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007, and the company-wide workforce restructuring plan initiated in fiscal year 2008.
(6) In addition to the incurred charges and total expected plan costs in the EMS segment shown above, an additional $0.8 million increase in restructuring reserves were recognized as an adjustment to the purchase price allocation of the acquisition of Reptron, which increased the goodwill balance of the acquired entity, during fiscal years 2007 and 2008.
(7) The effect of changes in foreign currency exchange rates within the EMS segment primarily due to revaluation of the restructuring liability is included in this amount.
(8) The consolidation of office furniture manufacturing departments resulted in more efficient use of manufacturing space and enabled the Company to sell an Indiana facility, resulting in a gain on the sale during fiscal year 2009. An additional gain of $0.1 million is expected in fiscal year 2010 upon the sale of additional land.

Note 19    Discontinued Operations

Fiscal Year 2007 Discontinued Operations:

During the first quarter of fiscal year 2007, the Company approved a plan to exit the production of wood rear projection television (PTV) cabinets and stands within the Furniture segment, which affected the Company's Juarez, Mexico, operation. With the exit, the Company no longer has continuing involvement with the production of PTV cabinets and stands. Production at the Juarez facility ceased during the second quarter of fiscal year 2007, and all inventory has been sold. Miscellaneous wrap-up activities including disposition of remaining equipment were complete as of June 30, 2007. Beginning in the quarter ended December 31, 2006, the year-to-date financial results associated with the Mexican operations in the Furniture segment were classified as discontinued operations, and all prior periods were restated. Their operating results and gains (losses) on disposal are presented on the Loss from Discontinued Operations, Net of Tax line item of the Consolidated Statements of Income.

The Company utilized available market prices and management estimates to determine the fair value of impaired fixed assets. The costs shown below related to the exit of PTV cabinet and stand production at the Juarez facility are included in discontinued operations and those costs related to the building lease and other costs after production of PTV cabinets and stands ceased are included in continuing operations. There were no charges related to exit activities at the Juarez facility during fiscal year 2009. Pre-tax charges related to exit activities at the Juarez facility during fiscal years 2008 and 2007 were as follows:

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

During fiscal year 2009, the Company did not classify any additional businesses as discontinued operations. Operating results and the loss on sale of the fiscal year 2007 discontinued operations were as follows:

	Year Ended June 30
(Amounts in Thousands)	2009	2008	2007
Net Sales of Discontinued Operations	$ -0-	$ -0-	$ 8,744

Operating Loss of Discontinued Operations	$ -0-	$ (78)	$ (5,046)
Benefit (Provision) for Income Taxes	-0-	(46)	1,978
Operating Loss of Discontinued Operations, Net of Tax	$ -0-	$ (124)	$ (3,068)

Loss on Disposal of Discontinued Operations	$ -0-	$ -0-	$ (1,600)
Benefit for Income Taxes	-0-	-0-	554
Loss on Disposal of Discontinued Operations, Net of Tax	$ -0-	$ -0-	$ (1,046)
Loss from Discontinued Operations, Net of Tax	$ -0-	$ (124)	$ (4,114)

Note 20    Quarterly Financial Information (Unaudited)

	Three Months Ended
(Amounts in Thousands, Except for Per Share Data)	September 30	December 31	March 31	June 30
Fiscal Year 2009:
Net Sales(1)	$ 339,495	$ 327,606	$ 268,852	$ 271,467
Gross Profit(1)	58,512	56,321	42,483	45,203
Other General Income (2)	-0-	(9,906)	(23,178)	(333)
Restructuring Expense	963	1,053	689	276
Goodwill Impairment	-0-	-0-	14,559	-0-
Income from Continuing Operations	2,184	8,182	4,114	2,848
Net Income	2,184	8,182	4,114	2,848
Basic Earnings Per Share from Continuing Operations:
Class A	$ 0.06	$ 0.22	$ 0.11	$ 0.07
Class B	$ 0.06	$ 0.22	$ 0.11	$ 0.08
Diluted Earnings Per Share from Continuing Operations:
Class A	$ 0.06	$ 0.22	$ 0.11	$ 0.07
Class B	$ 0.06	$ 0.22	$ 0.11	$ 0.08
Basic Earnings Per Share:
Class A	$ 0.06	$ 0.22	$ 0.11	$ 0.07
Class B	$ 0.06	$ 0.22	$ 0.11	$ 0.08
Diluted Earnings Per Share:
Class A	$ 0.06	$ 0.22	$ 0.11	$ 0.07
Class B	$ 0.06	$ 0.22	$ 0.11	$ 0.08
Fiscal Year 2008:
Net Sales	$ 333,937	$ 347,794	$ 332,091	$ 338,163
Gross Profit	67,780	66,680	56,073	57,941
Restructuring Expense	321	623	3,958	17,009
Income (Loss) from Continuing Operations (3)	6,562	4,240	(889)	(9,835)
Net Income (Loss) (3)	6,438	4,240	(889)	(9,835)
Basic Earnings (Loss) Per Share from Continuing Operations:
Class A	$ 0.18	$ 0.11	$ (0.02)	$ (0.27)
Class B	$ 0.17	$ 0.12	$ (0.02)	$ (0.27)
Diluted Earnings (Loss) Per Share from Continuing Operations:
Class A	$ 0.17	$ 0.11	$ (0.02)	$ (0.27)
Class B	$ 0.17	$ 0.11	$ (0.02)	$ (0.27)
Basic Earnings (Loss) Per Share:
Class A	$ 0.17	$ 0.11	$ (0.02)	$ (0.27)
Class B	$ 0.17	$ 0.12	$ (0.02)	$ (0.27)
Diluted Earnings (Loss) Per Share:
Class A	$ 0.17	$ 0.11	$ (0.02)	$ (0.27)
Class B	$ 0.17	$ 0.11	$ (0.02)	$ (0.27)
(1)	Net sales and gross profit are from continuing operations. Operating results from the Genesis Electronics Manufacturing acquisition are included in the table above as of September 1, 2008 and had an immaterial impact.
(2)	Other General Income included $8.0 million, $23.2 million, and $0.3 million for the quarters ended December 31, 2008, March 31, 2009, and June 30, 2009, respectively, pre-tax gain related to the sale of undeveloped land and timberland holdings and $1.9 million, pre-tax, for the quarter ended December 31, 2008 related to the earnest money deposits retained by the Company resulting from the termination of the contract to sell and lease back the Company's Poland building and real estate.
(3)	Income from continuing operations and net income for the quarter ended September 30, 2007 included $0.7 million ($0.02 per diluted share) of after-tax income received as part of a Polish offset credit program for investments made in the Company's Poland operation.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2009, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b)    Management's report on internal control over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this report. The effectiveness of the Company's internal control over financial reporting as of June 30, 2009 has been audited by the Company's independent registered public accounting firm. Management's report and the independent registered public accounting firm's attestation report are included in the Company's Consolidated Financial Statements under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

(c)    Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B - Other Information

In lieu of filing a Form 8-K under Item 5.02 "Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers," the Company is providing the following disclosure in this Form 10-K as the Form 10-K is being filed within the four business day reporting requirement for the event.

On August 27, 2009, the Compensation and Governance Committee of the Board of Directors of the Company approved a decrease to the base salary of the Company's Chairman of the Board (the "Chairman"), Douglas A. Habig. The Compensation and Governance Committee has historically and independently set the compensation of the Chairman, because Mr. Habig, a former Chief Executive Officer of the Company, remained an employee of the Company since becoming Chairman, and receives no director fees as an employee Chairman under the Board of Directors' fee structure. As disclosed in the Company's 2008 Proxy Statement, the Compensation and Governance Committee began a process in 2007 of examining and clarifying the proper role and duties of the Chairman and Chief Executive Officer such that the Chairman focuses on the effective operation of the Board of Directors while the Chief Executive Officer performs his duties in regard to the executive management of the Company. Continuing this examination at its August 2009 meeting, the Compensation and Governance Committee determined that a further adjustment to the Chairman's compensation was warranted. The Compensation and Governance Committee unanimously approved a salary decrease from the current annualized base of $257,400 to $170,040 which will take effect on September 7, 2009.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Directors

The information required by this item with respect to Directors is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 20, 2009 under the caption "Election of Directors."

Committees

The information required by this item with respect to the Audit Committee and its financial expert and with respect to the Compensation and Governance Committee's responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 20, 2009 under the caption "Information Concerning the Board of Directors and Committees."

Executive Officers of the Registrant

The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I and is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 20, 2009 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Code of Ethics

The Company has a code of ethics that applies to all of its employees, including the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer. The code of ethics is posted on the Company's website at www.ir.kimball.com. It is the Company's intention to disclose any amendments to the code of ethics on this website. In addition, any waivers of the code of ethics for directors or executive officers of the Company will be disclosed in a Current Report on Form 8-K.

Item 11 - Executive Compensation

The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 20, 2009 under the captions "Information Concerning the Board of Directors and Committees," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Executive Officer and Director Compensation."

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters

Security Ownership

The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 20, 2009 under the caption "Share Ownership Information."

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the Company's equity compensation plans as of June 30, 2009:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by Share Owners	1,895,503 (1)	$15.36(2)	645,064 (3)

Equity compensation plans not approved by Share Owners	-0-	-0-	-0-
Total	1,895,503	$15.36	645,064

(1) Includes 747,518 Class B stock option grants, 870,935 Class A and 37,100 Class B performance share awards, and 199,200 Class A and 40,750 Class B restricted share unit awards. The number of performance shares assumes that performance targets will be met.

(2) Performance shares and restricted share units not included as there is no exercise price for these awards.

(3) Includes 645,064 Class A and Class B shares available for issuance as restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights under the Company's 2003 Stock Option and Incentive Plan. No shares remain available for issuance under the Company's prior stock option plans.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Related Transactions

The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 20, 2009 under the caption "Review and Approval of Transactions with Related Persons."

Director Independence

The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 20, 2009 under the caption "Information Concerning the Board of Directors and Committees."

Item 14 - Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 20, 2009 under the caption "Independent Registered Public Accounting Firm" and "Appendix A - Approval Process for Services Performed by the Independent Registered Public Accounting Firm."

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this report:

    (1)  Financial Statements:

    (2)  Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2009	86

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

    (3)  Exhibits

See the Index of Exhibits on page 87 for a list of the exhibits filed or incorporated herein as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ Robert F. Schneider
ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer August 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ James C. Thyen
JAMES C. THYEN
President, Chief Executive Officer August 31, 2009

/s/ Robert F. Schneider
ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer August 31, 2009

/s/ Michelle R. Schroeder
MICHELLE R. SCHROEDER Vice President, Chief Accounting Officer August 31, 2009

Signature	Signature

Geoffrey L. Stringer *	Harry W. Bowman*
GEOFFREY L. STRINGER	HARRY W. BOWMAN
Director	Director

Thomas J. Tischhauser *	James C. Thyen *
THOMAS J. TISCHHAUSER	JAMES C. THYEN
Director	Director

Christine M. Vujovich *	Jack R. Wentworth *
CHRISTINE M. VUJOVICH	JACK R. WENTWORTH
Director	Director

*  The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date

August 31, 2009	/s/ Douglas A. Habig
DOUGLAS A. HABIG
Director
Individually and as Attorney-In-Fact

KIMBALL INTERNATIONAL, INC.

Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions/(Reductions) to Expense	Charged to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2009
Valuation Allowances:
Short-Term Receivable Allowance	$ 1,057	$ 4,137	$ 93	$ (921)	$ 4,366
Long-Term Note Receivable Allowance	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
Deferred Tax Asset	$ 4,966	$ 288	$ -0-	$ (122)	$ 5,132

Year Ended June 30, 2008
Valuation Allowances:
Short-Term Receivable Allowance	$ 1,477	$ 48	$ 11	$ (479)	$ 1,057
Long-Term Note Receivable Allowance	$ 1,400	$ 300	$ -0-	$ (1,700)	$ -0-
Deferred Tax Asset	$ 4,420	$ 1,159	$ -0-	$ (613)	$ 4,966

Year Ended June 30, 2007
Valuation Allowances:
Short-Term Receivable Allowance	$ 1,282	$ (282)	$ 242	$ 235	$ 1,477
Long-Term Note Receivable Allowance	$ 1,400	$ -0-	$ -0-	$ -0-	$ 1,400
Deferred Tax Asset	$ 3,856	$ 574	$ -0-	$ (10)	$ 4,420

KIMBALL INTERNATIONAL, INC.

INDEX OF EXHIBITS

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended June 30, 2007)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed August 3, 2009)
10(a)*	Summary of Director and Named Executive Officer Compensation
10(b)*	Supplemental Bonus Plan
10(c)*	2003 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10(d) to the Company's Form 10-Q for the period ended December 31, 2008)
10(d)*	Supplemental Employee Retirement Plan (2009 Revision) (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-Q for the period ended December 31, 2008)
10(e)*	1996 Stock Incentive Program (Incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended June 30, 2006)
10(f)*	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A filed January 24, 2005)
10(g)*	Form of Annual Performance Share Award Agreement, as amended on August 22, 2006 (Incorporated by reference to Exhibit 10(b) to the Company's Form 10-Q for the period ended September 30, 2006)
10(h)	Credit Agreement, dated as of April 23, 2008, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Agent and Letter of Credit Issuer (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 28, 2008)
10(i)*	Form of Employment Agreement dated May 1, 2006 between the Company and each of James C. Thyen, Douglas A. Habig, Robert F. Schneider, Donald D. Charron, P. Daniel Miller, John H. Kahle and Gary W. Schwartz (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-Q for the period ended March 31, 2006)
10(j)*	Form of Long Term Performance Share Award, as amended on August 22, 2006 (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-Q for the period ended September 30, 2006)
10(k)*	Description of the Company's 2005 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 18, 2005)
10(l)	Contract to Purchase Real Estate at Public Auction (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 14, 2008)
11	Computation of Earnings Per Share (Incorporated by reference to Note 16 - Earnings Per Share of Notes to Consolidated Financial Statements)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* = constitutes management contract or compensatory arrangement