Form 10-Q
period 2009-09-30
KIMBALL INTERNATIONAL INC
filed 2009-11-05
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The number of shares outstanding of the Registrant's common stock as of October 21, 2009 was:
Class A Common Stock - 10,639,862 shares
Class B Common Stock - 26,686,515 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	September 30,	June 30,
	2009	2009
ASSETS
Current Assets:
Cash and cash equivalents	$ 76,221	$ 75,932
Short-term investments	24,443	25,376
Receivables, net of allowances of $5,086 and $4,366, respectively	137,915	143,398
Inventories	142,832	127,004
Prepaid expenses and other current assets	39,369	35,720
Assets held for sale	1,358	1,358
Total current assets	422,138	408,788
Property and Equipment, net of accumulated depreciation of $342,943 and
$338,001, respectively	203,857	200,474
Goodwill	2,657	2,608
Other Intangible Assets, net of accumulated amortization of $62,542 and
$62,481, respectively	9,511	10,181
Other Assets	19,198	20,218
Total Assets	$ 657,361	$ 642,269
LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 61	$ 60
Accounts payable	180,494	165,051
Borrowings under credit facilities	13,162	12,677
Dividends payable	2,402	2,393
Accrued expenses	52,295	52,426
Total current liabilities	248,414	232,607
Other Liabilities:
Long-term debt, less current maturities	349	360
Other	23,330	26,948
Total other liabilities	23,679	27,308
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized
14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized
28,657,000 shares issued	1,433	1,433
Additional paid-in capital	108	343
Retained earnings	457,530	458,180
Accumulated other comprehensive income (loss)	2,360	(501)
Less: Treasury stock, at cost:
Class A - 3,639,000 and 3,646,000 shares, respectively	(50,018)	(50,421)
Class B - 2,059,000 and 2,093,000 shares, respectively	(26,863)	(27,398)
Total Share Owners' Equity	385,268	382,354
Total Liabilities and Share Owners' Equity	$ 657,361	$ 642,269
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)
	Three Months Ended
	September 30,
	2009	2008
Net Sales	$ 274,659	$ 339,495
Cost of Sales	227,475	280,983
Gross Profit	47,184	58,512
Selling and Administrative Expenses	46,066	53,305
Restructuring Expense	486	963
Operating Income	632	4,244
Other Income (Expense):
Interest income	277	775
Interest expense	(15)	(776)
Non-operating income (expense)	1,724	(778)
Other income (expense), net	1,986	(779)
Income Before Taxes on Income	2,618	3,465
Provision for Income Taxes	844	1,281
Net Income	$ 1,774	$ 2,184
Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$ 0.04	$ 0.06
Class B	$ 0.05	$ 0.06
Diluted Earnings Per Share:
Class A	$ 0.04	$ 0.06
Class B	$ 0.05	$ 0.06

Dividends Per Share of Common Stock:
Class A	$ 0.045	$ 0.155
Class B	$ 0.050	$ 0.160

Average Number of Shares Outstanding
Class A and B Common Stock:
Basic	37,313	37,014
Diluted	37,508	37,319
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Three Months Ended September 30
	2009	2008
Cash Flows From Operating Activities:
Net income	$ 1,774	$ 2,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,046	9,727
Gain on sales of assets	(20)	(45)
Restructuring and exit costs	-0-	21
Deferred income tax and other deferred charges	(720)	(1,785)
Stock-based compensation	359	780
Excess tax benefits from stock-based compensation	-0-	(2)
Change in operating assets and liabilities:
Receivables	3,172	(9,104)
Inventories	(17,616)	(8,177)
Prepaid expenses and other current assets	296	1,734
Accounts payable	22,012	28,684
Accrued expenses	(5,796)	(10,043)
Net cash provided by operating activities	12,507	13,974
Cash Flows From Investing Activities:
Capital expenditures	(13,505)	(9,144)
Proceeds from sales of assets	463	124
Payments for acquisitions	-0-	(5,391)
Purchase of capitalized software and other assets	(44)	(166)
Purchases of available-for-sale securities	(918)	(3,873)
Sales and maturities of available-for-sale securities	1,825	2,937
Other, net	-0-	4
Net cash used for investing activities	(12,179)	(15,509)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	-0-	25,000
Additional net change in credit facilities	-0-	(19,952)
Payments on capital leases and long-term debt	(10)	(192)
Dividends paid to Share Owners	(1,811)	(5,855)
Excess tax benefits from stock-based compensation	-0-	2
Repurchase of employee shares for tax withholding	(115)	(374)
Net cash used for financing activities	(1,936)	(1,371)
Effect of Exchange Rate Change on Cash and Cash Equivalents	1,897	(2,150)
Net Increase (Decrease) in Cash and Cash Equivalents	289	(5,056)
Cash and Cash Equivalents at Beginning of Period	75,932	30,805
Cash and Cash Equivalents at End of Period	$ 76,221	$ 25,749
Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) during the period for:
Income taxes	$ 3,211	$ (5,691)
Interest expense	$ 29	$ 268
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited Condensed Consolidated Financial Statements of Kimball International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q.  As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

Change in Estimates:

The Company periodically performs assessments of the useful lives of assets. In evaluating useful lives, the Company considers how long assets will remain functionally efficient and effective, given levels of technology, competitive factors, and the economic environment. If the assessment indicates that the assets will continue to be used for a longer period than previously anticipated, the useful life of the assets are revised, resulting in a change in estimate. Changes in estimates are accounted for on a prospective basis by depreciating assets' current carrying values over their revised remaining useful lives.

Effective July 1, 2009, the Company revised the useful lives of Surface Mount Technology (SMT) production equipment from 5 years to 7 years. Additionally, effective October 1, 2008, the Company revised the useful lives of Enterprise Resource Planning (ERP) software from 7 years to 10 years. The effect of these changes in estimates, compared to the original depreciation and amortization, for the three months ended September 30, 2009 was a pre-tax reduction in depreciation and amortization expense of, in thousands, ($537). The pre-tax (decrease) increase to depreciation and amortization expense in future periods is expected to be, in thousands, ($1,611) for the remaining nine months of fiscal year 2010, and ($1,010), $141, $1,052, and $1,350 in the four years ending June 30, 2014, and $2,017 thereafter.

Revisions to the Earnings Per Share Calculation:

In June 2008, the Financial Accounting Standards Board (FASB) issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. Under the guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends are considered to be a separate class of securities and are excluded from the common stock EPS calculations. The Company's restricted share unit awards meet the definition of a participating security when held by retirement-age participants. The guidance became effective as of the beginning of the Company's fiscal year 2010 and required that previously reported earnings per share data be recast in financial statements issued in periods after the effective date. The guidance impacted the Company's Class A Common Stock earnings per share results for certain interim periods and the annual period of fiscal year 2009. There was no impact on the earnings per share result for the quarter ended September 30, 2008. The impact on fiscal year 2009 Class A basic earnings per share was a reduction from $0.47 as originally reported to $0.46. Class B Common Stock calculations were not impacted significantly enough to cause a change in the earnings per share result.

Goodwill and Other Intangible Assets:

The Electronic Manufacturing Services (EMS) segment had goodwill of, in thousands, $2,657 and $2,608, as of September 30, 2009 and June 30, 2009, respectively. Goodwill increased by, in thousands, $49 in the first quarter of fiscal year 2010 due to the effect of changes in foreign currency exchange rates.

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

In addition to performing the required annual testing, the Company will continue to monitor circumstances and events in future periods to determine whether additional goodwill impairment testing is warranted on an interim basis. The Company can provide no assurance that an impairment charge for the goodwill balance, which approximates only 0.4% of the Company's total assets, will not occur in future periods as a result of these analyses.

Other intangible assets consist of capitalized software, product rights, and customer relationships and are reported as Other Intangible Assets on the Condensed Consolidated Balance Sheets.  Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.

A summary of other intangible assets subject to amortization by segment is as follows:

	September 30, 2009			June 30, 2009
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Electronic Manufacturing Services:
Capitalized Software	$27,291	$ 24,302	$ 2,989	$27,455	$ 24,217	$ 3,238
Customer Relationships	1,167	493	674	1,167	448	719
Other Intangible Assets	$28,458	$ 24,795	$ 3,663	$28,622	$ 24,665	$ 3,957

Furniture:
Capitalized Software	$36,662	$ 32,334	$ 4,328	$37,107	$ 32,533	$ 4,574
Product Rights	1,160	368	792	1,160	334	826
Other Intangible Assets	$37,822	$ 32,702	$ 5,120	$38,267	$ 32,867	$ 5,400

Unallocated Corporate:
Capitalized Software	$ 5,773	$ 5,045	$ 728	$ 5,773	$ 4,949	$ 824
Other Intangible Assets	$ 5,773	$ 5,045	$ 728	$ 5,773	$ 4,949	$ 824

Consolidated	$72,053	$ 62,542	$ 9,511	$72,662	$ 62,481	$ 10,181

Amortization expense related to other intangible assets was, in thousands, $629 and $1,671 during the three-month periods ended September 30, 2009 and 2008, respectively. Amortization expense in future periods is expected to be, in thousands, $1,800 for the remainder of fiscal year 2010, and $2,048, $1,810, $1,474, and $1,110 in the four years ending June 30, 2014, and $1,269 thereafter. The amortization period for product rights is 7 years. The amortization periods for customer relationship intangible assets range from 10 to 16 years.  The estimated useful life of internal-use software ranges from 3 to 10 years.

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

Non-operating Income (Expense):

Non-operating income (expense) includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on Supplemental Employee Retirement Plan (SERP) investments, non-production rent income, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain or loss on SERP investments is exactly offset by a change in the SERP liability that is recognized in selling and administrative expenses.

Components of Non-operating income (expense), net:
	Three Months Ended
(Amounts in Thousands)	September 30
	2009	2008
Foreign Currency/Derivative Gain	$ 327	$ 511
Gain (Loss) on Supplemental Employee Retirement Plan Investments	1,517	(1,123)
Other	(120)	(166)
Non-operating income (expense), net	$ 1,724	$ (778)

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

Subsequent Events:

The Company has evaluated the impact of subsequent events through November 5, 2009, which is the date these financial statements were issued.

New Accounting Standards:

In June 2009, the FASB established the FASB Accounting Standards Codification (Codification) as the single official source of authoritative U.S. GAAP recognized by the FASB (other than guidance issued by the SEC). The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all literature related to a particular topic in one place. All existing FASB accounting standard documents have been superseded.  During the first quarter of fiscal year 2010, the Company began to utilize the Codification and revised its financial statements to no longer refer to specific U.S. GAAP standards.

In June 2009, the FASB issued guidance related to variable interest entities (VIEs) which modifies how a company determines when VIEs should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and requires additional disclosures about a company's involvement in variable interest entities. The guidance will be effective as of the beginning of the Company's fiscal year 2011. The Company is currently evaluating the impact, if any, of adoption of the guidance on its consolidated financial statements.

In April 2009, the FASB issued guidance for interim disclosures about fair value of financial instruments. This guidance expands to interim periods the existing annual requirement to disclose the fair value of financial instruments that are not reflected on the balance sheet at fair value. The guidance became effective for interim periods beginning in the Company's first quarter of fiscal year 2010, and the required disclosure has been provided in Note 7 - Fair Value of Financial Assets and Liabilities of Notes to Condensed Consolidated Financial Statements.

In June 2008, the FASB issued guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity's capital structure includes multiple classes of common stock and participating securities. This guidance became effective as of the beginning of the Company's fiscal year 2010 and required that previously reported earnings per share data be recast in financial statements issued in periods after the effective date. The effect of adopting the guidance is disclosed in Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

In April 2008, the FASB issued guidance for determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the goodwill and other intangible assets accounting principles. This new guidance allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. As a result, the determination of intangible asset useful lives is now consistent with the method used to determine the period of expected cash flows used to measure the fair value of the intangible assets. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The provisions of this guidance were adopted prospectively as of the beginning of the Company's fiscal year 2010 and did not have an effect on the Company's consolidated financial statements.

In December 2007, the FASB issued  guidance on business combinations which requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. This guidance also broadens the definition of a business combination and expands disclosures related to business combinations. Additionally, in April 2009, the FASB issued further guidance which requires that acquired contingent assets and liabilities be recognized at fair value if fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the asset or liability will be recognized in accordance with existing accounting principles for accounting for contingencies and reasonable estimation of the amount of a loss. This new guidance became effective for business combinations occurring after the beginning of the Company's fiscal year 2010. The impact, if any, of this guidance on the Company's financial position, results of operations, and cash flows will depend on the extent of business combinations completed in the future.

In December 2007, the FASB issued guidance on noncontrolling interests in consolidated financial statements. This guidance requires that noncontrolling interests be reported as a separate component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statements of income, that changes in a parent's ownership interest be accounted for as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This guidance became effective as of the beginning of the Company's fiscal year 2010. The Company does not currently have noncontrolling interests, and therefore the adoption of this guidance did not have an impact on the Company's financial position, results of operations, or cash flows.

In September 2006, the FASB issued guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance is only applicable to existing accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The guidance, as originally issued, was to be effective as of the beginning of the Company's fiscal year 2009. In February 2008, the FASB issued additional guidance on fair value measurements, approving a one-year deferral to the beginning of the Company's fiscal year 2010 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. The Company adopted the provisions of fair value measurement guidance applicable to financial instruments as of July 1, 2008. The Company adopted the provisions of fair value measurement guidance applicable to non-financial assets and liabilities as of July 1, 2009 which did not  have a material effect on the Company's consolidated financial statements. Required disclosures have been provided in Note 7 - Fair Value of Financial Assets and Liabilities of Notes to Condensed Consolidated Financial Statements.

Note 2. Inventories

Inventory components of the Company were as follows:

	September 30,	June 30,
(Amounts in Thousands)	2009	2009
Finished Products	$ 34,694	$ 35,530
Work-in-Process	15,024	11,752
Raw Materials	106,118	93,999
Total FIFO Inventory	$155,836	$141,281
LIFO Reserve	(13,004)	(14,277)
Total Inventory	$142,832	$127,004

For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. During the three-month periods ended September 30, 2009 and 2008, LIFO inventory liquidations increased net income by, in thousands, $596 and $82, respectively.

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to Share Owners. Comprehensive income (loss), shown net of tax if applicable, for the three-month periods ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
(Amounts in Thousands)	Pre-tax	Tax	Net	Pre-tax	Tax	Net
Net income			$ 1,774			$ 2,184
Other comprehensive income (loss):
Foreign currency translation adjustments	$ 3,363	$ (785)	$ 2,578	$ (5,292)	$ -0-	$ (5,292)
Postemployment severance actuarial change	(1,190)	475	(715)	(196)	78	(118)
Other fair value changes:
Available-for-sale securities	-0-	-0-	-0-	35	(11)	24
Derivatives	(315)	210	(105)	56	76	132
Reclassification to (earnings) loss:
Available-for-sale securities	(26)	10	(16)	(31)	12	(19)
Derivatives	1,445	(460)	985	368	(242)	126
Amortization of prior service costs	71	(28)	43	71	(28)	43
Amortization of actuarial change	152	(61)	91	10	(4)	6
Other comprehensive income (loss)	$ 3,500	$ (639)	$ 2,861	$ (4,979)	$ (119)	$ (5,098)
Total comprehensive income (loss)			$ 4,635			$ (2,914)

Accumulated other comprehensive income (loss), net of tax effects, was as follows:
	September 30, 2009	June 30, 2009
(Amounts in Thousands)
Foreign currency translation adjustments	$ 10,399	$ 7,821
Unrealized gain (loss) from:
Available-for-sale securities	447	463
Derivatives	(4,851)	(5,731)
Postemployment benefits:
Prior service costs	(937)	(980)
Net actuarial loss	(2,698)	(2,074)
Accumulated other comprehensive income (loss)	$ 2,360	$ (501)

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

Unallocated corporate assets include cash and cash equivalents, short-term investments, and other assets not allocated to segments. Unallocated corporate net income consists of income not allocated to segments for purposes of evaluating segment performance and includes income from corporate investments and other non-operational items. The basis of segmentation and accounting policies of the segments are consistent with those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

	Three Months Ended
	September 30
(Amounts in Thousands)	2009		2008
Net Sales:
Electronic Manufacturing Services	$165,486		$182,921
Furniture	109,166		156,574
Unallocated Corporate and Eliminations	7		-0-
Consolidated	$274,659		$339,495

Net Income (Loss):
Electronic Manufacturing Services	$ (219)		$ (768)
Furniture	1,780		3,183
Unallocated Corporate and Eliminations	213		(231)
Consolidated	$ 1,774	(1)	$ 2,184	(2)

(1) Net Income (Loss) included after-tax restructuring charges, in thousands, of $292 in the three months ended September 30, 2009. The EMS segment recorded, in the three months ended September 30, 2009, in thousands, $276 of after-tax restructuring charges. The Furniture segment recorded, in the three months ended September 30, 2009, in thousands, $8 of after-tax restructuring charges. Unallocated Corporate and Eliminations recorded, in the three months ended September 30, 2009, in thousands, $8 of after-tax restructuring charges. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

(2) Net Income (Loss) included after-tax restructuring charges, in thousands, of  $594 in the three months ended September 30, 2008. The EMS segment recorded, in thousands, $435 in the three months ended September 30, 2008 of after-tax restructuring charges. The Furniture segment recorded, in the three months ended September 30, 2008, in thousands, $146 of after-tax restructuring charges. Unallocated Corporate and Eliminations recorded, in the three months ended September 30, 2008, in thousands, $13 of after-tax restructuring charges. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

	September 30,	June 30,
(Amounts in Thousands)	2009	2009
Total Assets:
Electronic Manufacturing Services	$375,755	$351,506
Furniture	176,817	184,755
Unallocated Corporate and Eliminations	104,789	106,008
Consolidated	$657,361	$642,269

Note 5. Commitments and Contingent Liabilities

Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of September 30, 2009, the Company had a maximum financial exposure from unused standby letters of credit totaling $4.8 million. The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements. Accordingly, no liability has been recorded as of September 30, 2009 with respect to the standby letters of credit. The Company also enters into commercial letters of credit to facilitate payment to vendors and from customers.

The Company estimates product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30
(Amounts in Thousands)	2009	2008
Product Warranty Liability at the beginning of the period	$ 2,176	$ 1,470
Accrual for warranties issued	210	357
Reductions related to pre-existing warranties (including changes in estimates)	(18)	(10)
Settlements made (in cash or in kind)	(324)	(127)
Product Warranty Liability at the end of the period	$ 2,044	$ 1,690

Note 6. Restructuring Expense

The Company recognized consolidated pre-tax restructuring expense of $0.5 million and $1.0 million in the three months ended September 30, 2009 and 2008, respectively. The action discussed below represents the majority of the restructuring costs during the period presented in the summary table on the following page. Former restructuring plans that are substantially complete and did not have significant expense during the period presented are included in the summary table on the following page under the caption Other Restructuring Plans and include the Furniture segment Office Furniture Manufacturing Consolidation Plan and the Unallocated Corporate Gaylord restructuring plan.

The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.

European Consolidation Plan:

During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company presently has an operation in Poznan. The Company successfully completed the move of production from Longford, Ireland, into the existing Poznan facility during the fiscal year 2009 second quarter. As part of the plan, the Company is also consolidating its EMS facilities located in Bridgend, Wales, and Poznan, Poland, into a new larger facility in Poznan, which is expected to improve the Company's margins in the very competitive EMS market. Construction of the new, larger facility in Poland is complete and limited production has begun. The Company intends to sell the existing Poland facility and real estate. The plan is being executed in stages with a projected final completion date of December 2011. The Company currently estimates that the pre-tax charges related to the consolidation activities will be approximately, in millions, $20.3 consisting of $18.9 of severance and other employee costs, $0.3 of property and equipment asset impairment, $0.7 of lease exit costs, and $0.4 of other exit costs.

Summary of All Plans
	Accrued June 30, 2009 (2)	Three Months Ended September 30, 2009					Accrued September 30, 2009 (2)	Total Charges Incurred Since Plan Announcement (3)		Total Expected Plan Costs (3)
(Amounts in Thousands)		Amounts Charged Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Adjustments
EMS Segment
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$ 12,288	$ 430	$ -0-	$ -0-	$ (416)	(4)	$12,302	$ 18,031		$18,842
Asset Write-downs	-0-	-0-	-0-	-0-	-0-		-0-	346		346
Plant Closure and Other Exit Costs	-0-	29	-0-	(29)	-0-		-0-	486		1,065
Total EMS Segment	$ 12,288	$ 459	$ -0-	$ (29)	$ (416)		$12,302	$ 18,863		$20,253
Furniture Segment
Other Restructuring Plans (1)	-0-	14	-0-	(14)	-0-		-0-	249	(5)	152	(5)
Unallocated Corporate
Other Restructuring Plans (1)	-0-	13	-0-	(13)	-0-		-0-	589		706
Consolidated Total of All Plans	$ 12,288	$ 486	$ -0-	$ (56)	$ (416)		$12,302	$ 19,701		$21,111

(1) Other Restructuring Plans with charges during the three months ended September 30, 2009 include the Office Furniture Manufacturing Consolidation Plan initiated in fiscal year 2009 and the Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007.
(2) Accrued restructuring at both September 30, 2009 and June 30, 2009 was $12.3 million. The balances include $9.9 million and $3.8 million recorded in current liabilities and $2.4 million and $8.5 million recorded in other long-term liabilities at September 30, 2009 and June 30, 2009, respectively.

(3) These columns include restructuring plans that were active during the three months ended September 30, 2009, including the EMS segment European Consolidation Plan initiated in fiscal year 2008, the Furniture segment Office Furniture Manufacturing Consolidation Plan initiated in fiscal year 2009, and the Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007.
(4) The effect of changes in foreign currency exchange rates within the EMS segment due to revaluation of the restructuring liability is included in this amount.
(5) The Office Furniture Manufacturing Consolidation Plan resulted in more efficient use of manufacturing space and enabled the Company to sell an Indiana facility, resulting in a gain on sale during fiscal year 2009. An additional gain of $0.1 million is expected in the second quarter of fiscal year 2010 upon the sale of additional land.

Note 7. Fair Value of Financial Assets and Liabilities

The Company categorizes assets and liabilities measured at fair value into three levels based upon the assumptions (inputs) used to price the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas level 3 generally requires significant management judgment.  The three levels are defined as follows:

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
There were no changes in the Company's valuation techniques used to measure fair values compared to those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Recurring Fair Value Measurements:

As of September 30, 2009 and June 30, 2009, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	September 30, 2009
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$56,620	$ -0-	$ -0-	$56,620
Available-for-sale securities: Municipal Securities	-0-	24,443	-0-	24,443
Derivatives	-0-	824	-0-	824
Nonqualified supplemental employee retirement plan assets	12,702	-0-	-0-	12,702
Total assets at fair value	$69,322	$25,267	$ -0-	$94,589
Liabilities
Derivatives	$ -0-	$ 2,227	$ -0-	$ 2,227
Total liabilities at fair value	$ -0-	$ 2,227	$ -0-	$ 2,227

	June 30, 2009
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$42,114	$ -0-	$ -0-	$42,114
Available-for-sale securities: Municipal Securities	-0-	25,376	-0-	25,376
Derivatives	-0-	784	-0-	784
Nonqualified supplemental employee retirement plan assets	10,992	-0-	-0-	10,992
Total assets at fair value	$53,106	$26,160	$ -0-	$79,266
Liabilities
Derivatives	$ -0-	$ 3,407	$ -0-	$ 3,407
Total liabilities at fair value	$ -0-	$ 3,407	$ -0-	$ 3,407

Non-Recurring Fair Value Measurements:

During the quarter ended September 30, 2009, the Company had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

Disclosure of Other Financial Instruments:

Other financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value have carrying amounts that approximate fair value as follows:

Assets	Liabilities
Certain cash and cash equivalents	Accounts payable
Receivables	Borrowings under credit facilities
Other assets not recorded at fair value	Dividends payable
Accrued expenses

The fair value estimate for long-term debt, excluding capital leases, was estimated using a discounted cash flow analysis based on quoted long-term debt market rates adjusted for the Company's non-performance risk. There was an immaterial difference between the carrying value and estimated fair value of long-term debt as of September 30, 2009 and June 30, 2009.

Note 8.  Derivative Instruments

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

The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. As of September 30, 2009, the Company had outstanding foreign currency forward contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $9.8 million and to hedge currencies against the Euro in the aggregate notional amount of 27.0 million EUR. The notional amount is an indicator of the volume of derivative activities but is not an indicator of the potential gain or loss on the derivatives.

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

The fair value of outstanding derivative instruments is recognized on the balance sheet as a derivative asset or liability. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners' Equity, and are subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The ineffective portion of the derivative gain or loss is reported in the Non-operating income (expense) line item on the Condensed Consolidated Statements of Income immediately. The gain or loss associated with derivative instruments that cease to meet the criteria for hedging under FASB guidance is also reported in the Non-operating income (expense) line item on the Condensed Consolidated Statements of Income immediately.

Based on fair values as of September 30, 2009, the Company estimates that $6.0 million of pre-tax derivative losses deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on forward exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on forward contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time the Company had hedged its exposure to the variability in future cash flows was 12 and 15 months as of September 30, 2009 and June 30, 2009, respectively.

See Note 7 - Fair Value of Financial Assets and Liabilities of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and Note 3 - Comprehensive Income (Loss) of Notes to Condensed Consolidated Financial Statements for the amount and changes in derivative gains and losses deferred in Accumulated Other Comprehensive Income (Loss).

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets and derivative gains and losses in the Condensed Consolidated Statements of Income are presented below.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	September 30, 2009	June 30, 2009	Balance Sheet Location	September 30, 2009	June 30, 2009
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$ 789	$ 742	Accrued expenses	$ 706	$ 2,581

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	35	42	Accrued expenses	1,100	631
				Other liabilities (long-term)	421	195
Total derivatives		$ 824	$ 784		$ 2,227	$ 3,407

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
		Three Months Ended September 30
(Amounts in Thousands)		2009	2008
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivative (Effective Portion):
Foreign currency forward contracts		$ (315)	$ 56

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income
(Amounts in Thousands)
		Three Months Ended September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2009	2008
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign currency forward contracts	Net Sales	$ 11	$ -0-
Foreign currency forward contracts	Cost of Sales	(1,216)	(707)
Foreign currency forward contracts	Non-operating income (expense)	(283)	335
Total		$ (1,488)	$ (372)

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign currency forward contracts	Non-operating income (expense)	$ 43	$ 4

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivative:
Foreign currency forward contracts	Non-operating income (expense)	$ (837)	$ -0-

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$ (2,282)	$ (368)

Note 9.  Short-Term Investments

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

Available-for-sale securities are recorded at fair value. See Note 7 - Fair Value of Financial Assets and Liabilities of Notes to Condensed Consolidated Financial Statements for more information on the fair value of available-for-sale securities. The amortized cost basis reflects the original purchase price, with discounts and premiums amortized over the life of the security. Unrealized losses on debt securities are recognized in earnings when a company has an intent to sell or is likely to be required to sell before recovery of the loss, or when the debt security has incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax related effect as a component of Share Owners' Equity. Municipal Securities mature within a four-year period.

Municipal Securities	September 30, 2009	June 30, 2009
(Amounts in Thousands)
Amortized cost basis	$23,699	$24,606
Unrealized holding gains	744	770
Unrealized holding losses	-0-	-0-
Other-than-temporary impairment	-0-	-0-
Fair Value	$24,443	$25,376

There were no investments which were in an unrealized loss position as of September 30, 2009 and June 30, 2009.

Activity for the Municipal Securities that were classified as available-for-sale was as follows:

Municipal Securities	Three Months Ended September 30
(Amounts in Thousands)	2009	2008
Proceeds from sales	$1,553	$1,658
Gross realized gains from sale of available-for-sale securities included in earnings	26	31
Gross realized losses from sale of available-for-sale securities included in earnings	-0-	-0-
Net unrealized holding gain (loss) included in Accumulated Other Comprehensive Income (Loss)	-0-	35
Net (gains) losses reclassified out of Accumulated Other Comprehensive Income (Loss)	(26)	(31)

Realized gains and losses are reported in Other Income (Expense) category of the Condensed Consolidated Statements of Income. The cost of each individual security was used in computing the realized gains and losses.

The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees. The SERP is structured as a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income. Adjustments made to revalue the SERP liability are also recognized in income and exactly offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains and (losses) for the three-month periods ended September 30, 2009 and 2008 was, in thousands, $1,606 and ($1,135), respectively. SERP asset and liability balances were as follows:

	September 30, 2009	June 30, 2009
(Amounts in Thousands)
SERP investment - current asset	$ 4,134	$ 3,536
SERP investment - other long-term asset	8,568	7,456
Total SERP investment	$ 12,702	$ 10,992
SERP obligation - current liability	$ 4,134	$ 3,536
SERP obligation - other long-term liability	8,568	7,456
Total SERP obligation	$ 12,702	$ 10,992

Note 10.  Assets Held for Sale

At both September 30, 2009 and June 30, 2009, in thousands, assets totaling $1,358 were classified as held for sale and consisted of $1,160 for a facility and land related to the Gaylord, Michigan, exited operation within the EMS segment and $198 for equipment related to previously held timberlands.  All of the assets were reported as unallocated corporate assets for segment reporting purposes.  The Company expects to sell these assets during the next 12 months.

Note 11. Postemployment Benefits

The Company maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. The components of net periodic postemployment benefit cost applicable to the Company's severance plans were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2009	2008
Service cost	$ 193	$ 114
Interest cost	108	48
Amortization of prior service costs	71	71
Amortization of actuarial change	152	10
Net periodic benefit cost	$ 524	$ 243

The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions, such as those disclosed in Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements, are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 12.  Stock Compensation Plan

During the first quarter of fiscal year 2010, the following stock compensation was awarded to officers and key employees. All awards were granted under the 2003 Stock Option and Incentive Plan. For more information on performance share awards, refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Performance Shares	Quarter Awarded	Maximum Potential Shares Issuable	Grant Date Fair Value (3)
Annual Performance Shares - Class A (1)	1st Quarter	240,000	$ 6.24
Long-Term Performance Shares - Class A (2)	1st Quarter	726,350	$ 6.24

(1)	Annual performance shares were awarded to officers. Payouts will be based upon the fiscal year 2010 cash incentive payout percentages calculated under the Company's 2005 Profit Sharing Incentive Bonus Plan. The number of shares issued will be less than the maximum potential shares issuable if the maximum cash incentive payout percentages are not achieved. Annual performance shares vest after one year.
(2)	Long-term performance shares were awarded to officers and other key employees. Payouts will be based upon the cash incentive payout percentages calculated under the Company's 2005 Profit Sharing Incentive Bonus Plan. Long-term performance shares are based on five successive annual performance measurement periods, with each annual tranche having a grant date when economic profit tiers are established at the beginning of the applicable fiscal year and a vesting date at the end of each annual period. The number of shares issued will be less than the maximum potential shares issuable if the maximum cash incentive payout percentages are not achieved.
(3)	The grant date fair value of performance shares is based on the stock price at the date of the award, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The grant date fair value shown for long-term performance shares is applicable to the first tranche only.

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

Both of the Company's segments have been adversely impacted by the weakening in the global economy. During the past twelve months, most of the markets in which the Company competes were adversely affected by the global recession and liquidity crisis. The Company experienced declining sales and order trends beginning in the second quarter of fiscal year 2009. Open orders at September 30, 2009 were 48% lower in the Furniture segment and 20% lower in the EMS segment when compared to September 30, 2008.  As compared to June 30, 2009, the September 30, 2009 open orders for the Furniture segment declined 7%, and the EMS segment open orders increased 3%.  While open orders at a point in time are not necessarily indicative of future sales, the increase in open orders from June 30, 2009 for the EMS segment is encouraging.

The EMS industry sales projections (by IDC, iSuppli, and Electronic Trend Publications) show declines in the range of 7% to 13% for calendar year 2009 and show small growth for calendar year 2010. Semiconductor sales, though, are expected to decline approximately 20% in calendar year 2009 with projected growth of 6.5% in calendar year 2010, and although the Company does not directly serve this market, it may be indicative of end market demand for products utilizing electronic components. Generally, as electronics end markets decline, EMS industry sales improve as customers outsource a greater portion of their electronics manufacturing to free up capital for design and marketing programs and to gain cost advantages. However, customers could elect to insource a greater portion of their electronics manufacturing during this economic downturn.

The Company continues its strategy of diversification within the EMS segment customer base as it currently focuses on the four key vertical markets of medical, automotive, industrial control, and public safety. Short-term demand in the automotive market improved in conjunction with the Cash for Clunkers program, but the automotive market is expected to remain depressed due to excess capacity in the U.S. and Europe.  Demand in the medical market appears to be stabilizing as the Company sees signs of growth. The industrial control vertical market is slowly recovering, and the public safety vertical market is likewise stable. Sales to customers in the medical industry are the largest portion of the Company's EMS segment with sales to customers in the automotive industry being the second largest. The Company's sales to customers in the automotive industry are diversified among more than ten domestic and foreign customers and represented approximately 29% of the EMS segment's net sales for the first quarter of fiscal year 2010. The amount of sales of electronic components that relate to General Motors, Ford, and Chrysler automobiles sold in North America were only approximately 8% of the Company's EMS segment net sales during the first quarter of fiscal year 2010.

As of August 2009, the Business and Institutional Furniture Manufacturer Association (BIFMA International) is projecting an approximate 30% year-over-year decline in the office furniture industry for calendar year 2009 and a slight year-over-year decline for calendar year 2010 with a return to positive growth expected to begin late in calendar year 2010. While the Company's mid-market brand has fared better than its contract office furniture brand due to the project nature of the contract market, it cannot predict future overall office furniture order trends at this time due to the short lead time of orders and the volatility in the global economy. In addition, the hotel industry forecasts for calendar year 2009 (reported by Smith Travel Research and PricewaterhouseCoopers LLP) project occupancy rates to decrease approximately 8% and revenue per available room (RevPAR) to decline approximately 16% to 17% with stabilization in the hotel industry projected for calendar year 2010. The Company expects order rates for hospitality furniture to remain depressed in the near term due to the lower hotel occupancy rates and RevPAR rates.

Competitive pricing pressures within the EMS segment and on many projects within the Furniture segment continue to put pressure on the Company's operating margins.

The current economic conditions and the tightening of the credit markets have also increased the risk of uncollectible accounts and notes receivables. Accordingly, the Company heightened its monitoring of receivables and related credit risks, and the Company believes its accounts and notes receivables allowance for uncollectible accounts is adequate as of September 30, 2009. If the economic recovery is as slow paced as some economists are predicting, the Company could potentially record additional allowances in the future.

The Company is continually assessing its strategies in relation to the continued unpredictable market conditions. A long-standing component of the Company's profit sharing incentive bonus plan and annual retirement contribution is that they are both linked to the performance of the Company which automatically lowers total compensation expense when profits are down. The Company has also implemented various initiatives in response to the market conditions including reducing operating costs, more closely scrutinizing customer and supply chain risk, and deferring and cancelling capital expenditures that are not immediately required to support customer requirements. The Company will continue to closely monitor market changes and its liquidity in order to proactively adjust its operating costs, discretionary capital spending, and dividend levels as needed.

The Company continues to have a strong balance sheet which includes a minimal amount of long-term debt of $0.4 million and Share Owners' equity of $385.3 million. The Company's short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of the Company's revolving credit facility was $182.5 million at September 30, 2009.

In addition to the above risks related to the current economic conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding the Company's financial condition and operating performance:

  The Company will continue its focus on preserving cash and minimizing debt.  Managing working capital levels is key.  In addition, the Company plans to minimize capital expenditures where appropriate but will continue to invest in capital expenditures prudently, particularly for projects that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability as the economy and the Company's markets recover.

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

o    During the first quarter of fiscal year 2009, the Company approved a restructuring plan to consolidate production of select office furniture manufacturing departments. The consolidation is complete and has reduced manufacturing costs and excess capacity by eliminating redundant property and equipment, processes, and employee costs.

o    During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company presently has an operation in Poznan. The Company successfully completed the move of production from Longford, Ireland, into the existing Poznan facility during the second quarter of fiscal year 2009. As part of the plan, the Company is also consolidating its EMS facilities located in Bridgend, Wales, and Poznan into a new, larger facility in Poznan, with a projected final completion date of December 2011.  Construction of the new, larger facility in Poland is complete and limited production has begun.

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

Financial Overview - Consolidated

First quarter fiscal year 2010 consolidated net sales were $274.7 million compared to first quarter fiscal year 2009 net sales of $339.5 million, a 19% decrease, driven by a 10% net sales decrease in the EMS segment and a 30% net sales decrease in the Furniture segment. Net income for the first quarter of fiscal year 2010 was $1.8 million, or $0.05 per Class B diluted share, inclusive of after-tax restructuring charges of $0.3 million, or $0.01 per Class B diluted share. Net income for the first quarter of fiscal year 2009 was $2.2 million, or $0.06 per Class B diluted share, inclusive of after-tax restructuring charges of $0.6 million, or $0.02 per Class B diluted share. The first quarter fiscal year 2010 and 2009 restructuring charges were primarily related to the European consolidation plan.

Consolidated gross profit as a percent of net sales in the first quarters of both fiscal years 2010 and 2009 was 17.2%. Improved gross profit as a percent of net sales for the Furniture segment was primarily offset by the unfavorable impact on gross profit as a percent of net sales resulting from a shift in sales mix toward the EMS segment which operates at a lower gross profit percentage than the Furniture segment.  Gross profit is discussed in more detail in the segment discussions below.

First quarter fiscal year 2010 consolidated selling and administrative expenses declined in absolute dollars by 14% as compared to the first quarter of fiscal year 2009. The reduced selling and administrative expenses were primarily related to comprehensive cost reduction efforts throughout the Company including decreased labor; lower employee benefit costs which are linked to Company profitability; lower depreciation and amortization expense; lower advertising and marketing incentive costs; and benefits realized from restructuring actions. Additionally, during the first quarter of fiscal year 2010, the Company recorded $1.5 million of unfavorable fair value revaluation adjustments of the Supplemental Employee Retirement Plan (SERP) liability compared to $1.1 million of favorable adjustments  during the first quarter of fiscal year 2009. The result for the quarter-over-quarter comparison was an unfavorable variance in selling and administrative costs of $2.6 million. The first quarter fiscal year 2010 loss resulting from the increase in the SERP liability that was recognized in selling and administrative expenses was exactly offset by an increase in the SERP investment which was recorded in Other Income (Expense), and thus there was no effect on net earnings. The SERP investment is primarily comprised of employee contributions.  Selling and administrative expense increased as a percent of net sales due to sales volumes declining at a quicker rate than the selling and administrative expenses.

First quarter fiscal year 2010 other income totaled $2.0 million compared to first quarter fiscal year 2009 other expense of $0.8 million. The $2.6 million appreciation in SERP investments was the primary driver of the increased other income. In addition, interest expense for the first quarter of fiscal year 2010 was lower than the first quarter of fiscal year 2009 due to lower average outstanding debt balances coupled with lower interest rates.  Interest income was likewise lower for the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 due to lower interest rates.

The effective tax rate of 32% for the first quarter of fiscal year 2010 was positively impacted by lower tax rates in foreign jurisdictions as compared to the domestic tax rate. The effective tax rate for the first quarter of fiscal year 2009 was 37%.

Comparing the balance sheets as of September 30, 2009 to June 30, 2009, the Company's inventory balance increased as a result of customers delaying order dates; to support a new program launch; and due to an intentional inventory build-up at a foreign facility to support shipments during a scheduled maintenance shutdown period. The Company's accounts payable balance also increased since June 30, 2009 in relation to the increasing inventory balances and the Company's continued effort to improve cash management.

Electronic Manufacturing Services Segment

During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company successfully completed the move of production from Longford, Ireland, into the existing Poznan facility during the fiscal year 2009 second quarter. As part of the plan, the Company is also consolidating its EMS facilities located in Bridgend, Wales, and Poznan, Poland, into a new, larger facility in Poznan, which is expected to improve the Company's margins in the very competitive EMS market. Construction of the new, larger facility in Poland is complete and limited production has begun. The plan is being executed in stages with a projected final completion date of December 2011. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for more information on restructuring charges.

EMS segment results were as follows:

	At or For the Three Months Ended
	September 30
(Amounts in Millions)	2009	2008	% Change
Net Sales	$ 165.5	$ 182.9	(10%)
Net Loss	$ (0.2)	$ (0.8)	71%
Restructuring Expense, net of tax	$ 0.3	$ 0.4
Open Orders	$ 161.3	$ 200.6	(20%)

First quarter fiscal year 2010 net sales to customers in the automotive, medical, industrial control, and public safety industries all declined compared to the first quarter of fiscal year 2009. While open orders declined 20%, open orders at a point in time may not be indicative of future sales trends due to the contract nature of the Company's business.

First quarter fiscal year 2010 EMS segment gross profit as a percent of net sales approximated the first quarter fiscal year 2009 but declined in absolute dollars due to the impact of lower sales volumes.

The EMS segment achieved a 16% reduction in selling and administrative expense in absolute dollars for the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. Selling and administrative costs also decreased 0.6 percentage points as a percent of net sales. The improvement was primarily related to benefits realized from restructuring actions, lower depreciation/amortization expense, lower employee benefit costs which are linked to Company profitability, and a strong focus on managing all costs including labor reductions.

Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Three Months Ended September 30
	2009	2008
Bayer AG affiliated sales as a percent of consolidated net sales	15%	12%
Bayer AG affiliated sales as a percent of EMS segment net sales	26%	23%

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

Risk factors within this segment include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, the contract nature of this industry, unexpected integration issues with acquisitions, the importance of sales to large customers, and the potential for customers to choose to insource a greater portion of their electronics manufacturing. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Furniture Segment

During the first quarter of fiscal year 2009, the Company approved a restructuring plan to consolidate production of select office furniture manufacturing departments. The consolidation reduced manufacturing costs and excess capacity by eliminating redundant property and equipment, processes, and employee costs. The consolidation is complete. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for more information on restructuring charges.

Furniture segment results were as follows:

	At or For the Three Months Ended
	September 30
(Amounts in Millions)	2009	2008	% Change
Net Sales	$ 109.2	$ 156.6	(30%)
Net Income	$ 1.8	$ 3.2	(44%)
Restructuring Expense, net of tax	$ 0.0	$ 0.1
Open Orders	$ 65.1	$ 124.1	(48%)

The net sales decline in the Furniture segment for the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 resulted primarily from decreased net sales of office furniture and to a lesser extent from decreased net sales of hospitality furniture. Price increases net of higher discounting contributed approximately $3.4 million to net sales during the first quarter of fiscal year 2010 when compared to the first quarter of fiscal year 2009 which were more than offset by decreased sales volumes. First quarter fiscal year 2010 sales of newly introduced office furniture products which have been sold for less than twelve months approximated $6.0 million. Furniture products open orders at September 30, 2009 declined when compared to the open orders at September 30, 2008 due to decreased open orders for both office furniture and hospitality furniture. Open orders at a point in time may not be indicative of future sales trends.

First quarter fiscal year 2010 Furniture segment gross profit as a percent of net sales improved 3.5 percentage points when compared to the first quarter of fiscal year 2009.  Items contributing to the improved gross profit as a percent of net sales included: price increases on select product, labor efficiency improvements at select facilities, lower freight and commodity costs, decreased employee benefit costs which are linked to Company profitability, and a decrease in LIFO inventory reserves resulting primarily from lower inventory levels which positively impacted the first quarter fiscal year 2010 gross profit. These improvements more than offset the negative impact of the lower volumes on the gross profit percentage. Due to the significant decline in sales volume, the gross profit dollars declined as compared to the first quarter of fiscal year 2009.

First quarter fiscal year 2010 selling and administrative expenses decreased in absolute dollars but increased as a percent of net sales on the lower sales volumes, when compared to the first quarter of fiscal year 2009. The selling and administrative expense decline resulted from lower labor costs, lower employee benefit costs which are linked to Company profitability, lower advertising and marketing costs, and other improvements resulting from the focus on managing all costs.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, financial stability of customers, supply chain cost pressures, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Liquidity and Capital Resources

Working capital at September 30, 2009 was $173.7 million compared to working capital of $176.2 million at June 30, 2009. The current ratio was 1.7 at September 30, 2009 and 1.8 at June 30, 2009.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO), for the first quarter of fiscal year 2010 of 46.2 days increased slightly from the 45.0 days for the first three months of fiscal year 2009. The Company defines DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the first three months of fiscal year 2010 decreased to 62.2 from 64.6 for the first three months of fiscal year 2009 as the Company reduced inventory levels compared to the first quarter of fiscal year 2009 to align with lower sales levels. The Company defines PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.

The Company's short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of the Company's revolving credit facility, totaled $182.5 million at September 30, 2009 compared to $183.7 million at June 30, 2009. The credit facility provides an option to increase the amount available by an additional $50 million at the Company's request, subject to participating banks' consent.

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings under credit facilities decreased from $88.6 million at June 30, 2009 to $87.5 million at September 30, 2009. Operating activities generated $12.5 million of cash flow in the first quarter of fiscal year 2010 compared to $14.0 million in the first quarter of fiscal year 2009. During the first quarter of fiscal year 2010, the Company reinvested $13.5 million into capital investments for the future, primarily for the new Poland facility, which is part of the plan to consolidate the European manufacturing footprint, and manufacturing equipment in both segments. First quarter fiscal year 2010 financing cash flow activities included $1.8 million in dividend payments, which was a decrease from the $5.9 million of dividends paid during the first quarter of fiscal year 2009. The approximate 70% decline in dividends paid was a result of reduced dividend rates to preserve cash. The dividend declared to be paid in the second quarter of fiscal year 2010 was comparable to the dividend paid in the Company's first quarter of fiscal year 2010. Consistent with the Company's historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During fiscal year 2010, the Company expects to minimize capital expenditures where appropriate but will continue to invest in capital expenditures prudently, particularly for projects that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability as the economy and the Company's markets recover. The Company plans to sell its Poland facility which is being replaced by the newly constructed larger Poland facility.

At September 30, 2009, the Company had $13.2 million of short-term borrowings outstanding under its $100 million credit facility described in more detail below. At June 30, 2009, the Company had $12.7 million of short-term borrowings outstanding. The Company also has several smaller foreign credit facilities available but had no borrowings under these facilities as of September 30, 2009.

The Company maintains a $100 million credit facility with an expiration date in April 2013 that allows for both issuances of letters of credit and cash borrowings. The $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to the group of participating banks' consent. The $100 million credit facility requires the Company to comply with certain debt covenants including interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at September 30, 2009.

The Company believes the most significant covenants under its $100 million credit facility are minimum net worth and interest coverage ratio. The table below compares the actual net worth and interest coverage ratio with the limits specified in the credit agreement.

Covenant	At or For the Period Ended September 30, 2009	Limit As Specified in Credit Agreement	Excess
Minimum Net Worth	$385,268,000	$362,000,000	$23,268,000
Interest Coverage Ratio	42.1	3.0	39.1

The Interest Coverage Ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.

The outstanding balance under the $100 million credit facility at September 30, 2009 consisted of $13.2 million for a Euro currency borrowing, which provides a natural currency hedge against a Euro denominated intercompany note between the U.S. parent and Euro functional currency subsidiaries. There were also approximately $5.0 million in letters of credit against the credit facility. Total availability to borrow under the $100 million credit facility was $81.8 million at September 30, 2009.

The Company also maintains a separate foreign credit facility for its EMS segment operation in Thailand which is backed by the $100 million revolving credit facility.  In addition to the $100 million credit facility, the Company has several other foreign credit facilities which are available to cover bank overdrafts to satisfy short-term cash needs at that specific location rather than funding from intercompany sources. The Company has a credit facility for its EMS segment operation in Wales, United Kingdom, which is comprised of an overdraft facility which allows for multi-currency borrowings up to 2 million Sterling equivalent (approximately $3.2 million U.S. dollars at September 30, 2009 exchange rates) and an engagement facility of 3.5 million Sterling equivalent (approximately $5.6 million U.S. dollars at September 30, 2009 exchange rates), which can be used only for payment of customs, duties, or value-added taxes in the event of the Company's failure to pay its obligations. The Company also has a credit facility for its EMS segment operation in Poznan, Poland, which allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $8.8 million U.S. dollars at September 30, 2009 exchange rates). These overdraft facilities can be cancelled at any time by either the bank or the Company. At September 30, 2009, the Company had no borrowings outstanding under these foreign facilities.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the Company's credit facilities will be sufficient in fiscal year 2010 and the foreseeable future. One of the Company's primary sources of funds is its ability to generate cash from operations to meet its liquidity obligations, which could be adversely affected by factors such as general economic and market conditions, a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. In particular, should demand for the Company's products decrease significantly over the next 12 months due to the weakened economy, the available cash provided by operations could be adversely impacted. Another source of funds is the Company's credit facilities. The $100 million credit facility is contingent on complying with certain debt covenants

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Fair Value

During fiscal year 2010, no financial assets were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. For available-for-sale securities classified as level 2 assets, the fair values are determined based on observable market inputs which use evaluated pricing models that vary by asset class and incorporate available trade, bid, and other market information. The Company evaluated the inputs used to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. The Company's derivatives, which were classified as level 2 assets/liabilities, were independently valued using a financial risk management software package using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, the derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on valuation of derivatives. See Note 7 - Fair Value of Financial Assets and Liabilities of Notes to Condensed Consolidated Financial Statements for more information.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the Company's summary of contractual obligations under the caption, "Contractual Obligations" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

  Allowance for sales returns - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At September 30, 2009 and June 30, 2009, the reserve for returns and allowances was $4.2 million and $4.4 million, respectively. The returns and allowances reserve approximated 2% of gross trade receivables during the past two years up until the last three quarters at which time it trended up to 3% primarily due to issues isolated to two furniture projects with unique specifications.
  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at September 30, 2009 and June 30, 2009 was $3.5 million and $3.1 million, respectively. During the preceding two year period, this reserve had been at or less than 1% of gross trade accounts receivable up until the last three quarters at which point it approximated 2% of gross trade accounts receivable. The higher reserve was driven by increased risk created by the current market conditions.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 11% and 14% of consolidated inventories at September 30, 2009 and June 30, 2009, respectively, including approximately 83% of the Furniture segment inventories at both September 30, 2009 and June 30, 2009, respectively. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. The Company may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At September 30, 2009 and June 30, 2009, the Company's accrued liabilities for self-insurance exposure were $6.2 million and $6.5 million, respectively.

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

The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, the Company believes it has made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions was $3.5 million at both September 30, 2009 and June 30, 2009.

Goodwill - Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the Company compares the carrying value of the reporting unit to an estimate of the reporting unit's fair value to identify potential impairment. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. The Company uses discounted cash flows to establish its reporting unit fair values. The calculation of the fair value of the reporting units considers current market conditions existing at the assessment date. In addition to performing the required annual testing, the Company will continue to monitor circumstances and events in future periods to determine whether additional goodwill impairment testing is warranted on an interim basis. The Company can provide no assurance that an impairment charge for the Company's remaining goodwill balance will not occur in future periods as a result of these analyses. At September 30, 2009 and June 30, 2009, the Company's goodwill totaled, in millions, $2.7 and $2.6, respectively.

New Accounting Standards

See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.

Forward-Looking Statements

Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "estimates," "projects," "expects," "anticipates," "forecasts," and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, continuing impacts of the global economic recession, other general economic conditions, significant volume reductions from key contract customers, significant reduction in customer order patterns, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials, increased competitive pricing pressures reflecting excess industry capacities, successful execution of restructuring plans, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2009, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. The Company did not repurchase any shares under the repurchase program during the first quarter of fiscal year 2010. At September 30, 2009, two million shares remained available under the repurchase program.

Item 6.  Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(3(a))  Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2007)

(3(b))  Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 23, 2009)

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
November 5, 2009

By:	/s/ Robert F. Schneider
ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
November 5, 2009

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2007)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 23, 2009)
10	Summary of Director and Named Executive Officer Compensation
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002