Form 10-Q
period 2009-12-31
KIMBALL INTERNATIONAL INC
filed 2010-02-05
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares outstanding of the Registrant's common stock as of January 21, 2010 was:
Class A Common Stock - 10,761,776 shares
Class B Common Stock - 26,792,896 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	December 31,	June 30,
	2009	2009
ASSETS
Current Assets:
Cash and cash equivalents	$ 50,108	$ 75,932
Short-term investments	26,545	25,376
Receivables, net of allowances of $4,776 and $4,366, respectively	145,057	143,398
Inventories	143,683	127,004
Prepaid expenses and other current assets	41,082	35,720
Assets held for sale	1,160	1,358
Total current assets	407,635	408,788
Property and Equipment, net of accumulated depreciation of $344,327 and
$338,001, respectively	204,210	200,474
Goodwill	2,634	2,608
Other Intangible Assets, net of accumulated amortization of $63,176 and
$62,481, respectively	8,938	10,181
Other Assets	20,519	20,218
Total Assets	$ 643,936	$ 642,269
LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 61	$ 60
Accounts payable	166,634	165,051
Borrowings under credit facilities	14,369	12,677
Dividends payable	2,413	2,393
Accrued expenses	50,941	52,426
Total current liabilities	234,418	232,607
Other Liabilities:
Long-term debt, less current maturities	349	360
Other	23,195	26,948
Total other liabilities	23,544	27,308
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized
14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized
28,657,000 shares issued	1,433	1,433
Additional paid-in capital	249	343
Retained earnings	457,040	458,180
Accumulated other comprehensive income (loss)	2,453	(501)
Less: Treasury stock, at cost:
Class A - 3,743,000 and 3,646,000 shares, respectively	(50,843)	(50,421)
Class B - 1,936,000 and 2,093,000 shares, respectively	(25,076)	(27,398)
Total Share Owners' Equity	385,974	382,354
Total Liabilities and Share Owners' Equity	$ 643,936	$ 642,269
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31		December 31
	2009	2008	2009	2008
Net Sales	$ 275,161	$ 327,606	$ 549,820	$ 667,101
Cost of Sales	231,020	271,285	458,495	552,268
Gross Profit	44,141	56,321	91,325	114,833
Selling and Administrative Expenses	46,616	48,992	92,682	102,297
Other General Income	(3,256)	(9,906)	(3,256)	(9,906)
Restructuring Expense	291	1,053	777	2,016
Operating Income	490	16,182	1,122	20,426
Other Income (Expense):
Interest income	388	669	665	1,444
Interest expense	(91)	(614)	(106)	(1,390)
Non-operating income (expense)	716	(3,909)	2,440	(4,687)
Other income (expense), net	1,013	(3,854)	2,999	(4,633)
Income Before Taxes on Income	1,503	12,328	4,121	15,793
Provision (Benefit) for Income Taxes	(403)	4,146	441	5,427
Net Income	$ 1,906	$ 8,182	$ 3,680	$ 10,366
Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$ 0.05	$ 0.22	$ 0.09	$ 0.27
Class B	$ 0.05	$ 0.22	$ 0.10	$ 0.28
Diluted Earnings Per Share:
Class A	$ 0.05	$ 0.21	$ 0.09	$ 0.27
Class B	$ 0.05	$ 0.22	$ 0.10	$ 0.28

Dividends Per Share of Common Stock:
Class A	$ 0.045	$ 0.155	$ 0.090	$ 0.310
Class B	$ 0.050	$ 0.160	$ 0.100	$ 0.320

Average Number of Shares Outstanding
Class A and B Common Stock:
Basic	37,339	37,059	37,326	37,036
Diluted	37,514	37,349	37,527	37,362
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Six Months Ended December 31
	2009	2008
Cash Flows From Operating Activities:
Net income	$ 3,680	$ 10,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,775	19,120
(Gain) loss on sales of assets	8	(8,367)
Restructuring and exit costs	-0-	(113)
Deferred income tax and other deferred charges	(2,759)	2
Stock-based compensation	758	1,562
Excess tax benefits from stock-based compensation	-0-	(2)
Other, net	196	-0-
Change in operating assets and liabilities:
Receivables	(1,418)	3,710
Inventories	(16,679)	7,042
Prepaid expenses and other current assets	(1,902)	5,142
Accounts payable	2,365	(9,832)
Accrued expenses	(5,824)	(15,736)
Net cash (used for) provided by operating activities	(3,800)	12,894
Cash Flows From Investing Activities:
Capital expenditures	(20,756)	(27,080)
Proceeds from sales of assets	863	11,232
Payments for acquisitions	-0-	(5,391)
Purchase of capitalized software and other assets	(152)	(503)
Purchases of available-for-sale securities	(4,824)	(3,938)
Sales and maturities of available-for-sale securities	3,359	4,588
Other, net	454	5
Net cash used for investing activities	(21,056)	(21,087)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	-0-	40,000
Payments on revolving credit facility	-0-	(23,348)
Additional net change in credit facilities	1,439	4,232
Payments on capital leases and long-term debt	(10)	(477)
Dividends paid to Share Owners	(3,623)	(11,723)
Excess tax benefits from stock-based compensation	-0-	2
Repurchase of employee shares for tax withholding	(115)	(374)
Net cash (used for) provided by financing activities	(2,309)	8,312
Effect of Exchange Rate Change on Cash and Cash Equivalents	1,341	(2,961)
Net Decrease in Cash and Cash Equivalents	(25,824)	(2,842)
Cash and Cash Equivalents at Beginning of Period	75,932	30,805
Cash and Cash Equivalents at End of Period	$ 50,108	$ 27,963
Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) during the period for:
Income taxes	$ 8,143	$ (1,726)
Interest expense	$ 71	$ 1,401
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

Change in Estimates:

The Company periodically performs assessments of the useful lives of assets. In evaluating useful lives, the Company considers how long assets will remain functionally efficient and effective, given levels of technology, competitive factors, and the economic environment. If the assessment indicates that the assets will continue to be used for a longer period than previously anticipated, the useful life of the assets are revised, resulting in a change in estimate. Changes in estimates are accounted for on a prospective basis by depreciating the assets' current carrying values over their revised remaining useful lives.

Effective July 1, 2009, the Company revised the useful lives of Surface Mount Technology (SMT) production equipment from 5 years to 7 years. Additionally, effective October 1, 2008, the Company revised the useful lives of Enterprise Resource Planning (ERP) software from 7 years to 10 years. The effect of these changes in estimates, compared to the original depreciation and amortization, for the three and six months ended December 31, 2009 was a pre-tax reduction in depreciation and amortization expense of, in thousands, ($537) and ($1,074), respectively. The pre-tax reduction in amortization expense for both the three and six months ended December 31, 2008 was, in thousands, ($482). The pre-tax (decrease) increase to depreciation and amortization expense in future periods is expected to be, in thousands, ($1,074) for the remaining six months of fiscal year 2010, and ($1,010), $141, $1,052, and $1,272 in the four years ending June 30, 2014, and $1,756 thereafter.

Revisions to the Earnings Per Share Calculation:

In June 2008, the Financial Accounting Standards Board (FASB) issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. Under the guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends are considered to be a separate class of securities and are excluded from the common stock EPS calculations. The Company's restricted share unit awards meet the definition of a participating security when held by retirement-age participants. The guidance became effective as of the beginning of the Company's fiscal year 2010 and required that previously reported earnings per share data be recast in financial statements issued in periods after the effective date. The guidance impacted the Company's Class A Common Stock earnings per share results for certain interim periods and the annual period of fiscal year 2009. The impact on Class A diluted earnings per share for the three months ended December 31, 2008 was a reduction from $0.22 as originally reported to $0.21. The impact on Class A basic earnings per share for the six months ended December 31, 2008 was a reduction from $0.28 as originally reported to $0.27. The impact on fiscal year 2009 Class A basic earnings per share was a reduction from $0.47 as originally reported to $0.46. Class B Common Stock calculations were not impacted significantly enough to cause a change in the earnings per share result.

Goodwill and Other Intangible Assets:

The Electronic Manufacturing Services (EMS) segment had goodwill of, in thousands, $2,634 and $2,608, as of December 31, 2009 and June 30, 2009, respectively. Goodwill increased by, in thousands, $26 during the six months ended December 31, 2009 due to the effect of changes in foreign currency exchange rates.

Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the Company compares the carrying value of the reporting unit to an estimate of the reporting unit's fair value to identify potential impairment. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting units considers current market conditions existing at the assessment date.

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

A summary of other intangible assets subject to amortization by segment is as follows:

	December 31, 2009			June 30, 2009
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Electronic Manufacturing Services:
Capitalized Software	$27,303	$ 24,514	$ 2,789	$27,455	$ 24,217	$ 3,238
Customer Relationships	1,167	539	628	1,167	448	719
Other Intangible Assets	$28,470	$ 25,053	$ 3,417	$28,622	$ 24,665	$ 3,957

Furniture:
Capitalized Software	$36,667	$ 32,579	$ 4,088	$37,107	$ 32,533	$ 4,574
Product Rights	1,160	402	758	1,160	334	826
Other Intangible Assets	$37,827	$ 32,981	$ 4,846	$38,267	$ 32,867	$ 5,400

Unallocated Corporate:
Capitalized Software	$ 5,817	$ 5,142	$ 675	$ 5,773	$ 4,949	$ 824
Other Intangible Assets	$ 5,817	$ 5,142	$ 675	$ 5,773	$ 4,949	$ 824

Consolidated	$72,114	$ 63,176	$ 8,938	$72,662	$ 62,481	$ 10,181

Amortization expense related to other intangible assets was, in thousands, $638 and $1,267 during the quarter and year-to-date periods ended December 31, 2009, respectively. Amortization expense related to other intangible assets was, in thousands, $872 and $2,543 during the quarter and year-to-date periods ended December 31, 2008, respectively. Amortization expense in future periods is expected to be, in thousands, $1,054 for the remainder of fiscal year 2010, and $2,066, $1,828, $1,482, and $1,112 in the four years ending June 30, 2014, and $1,396 thereafter. The amortization period for product rights is 7 years. The amortization periods for customer relationship intangible assets range from 10 to 16 years.  The estimated useful life of internal-use software ranges from 3 to 10 years.

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

Other General Income:

Other General Income in fiscal year 2010 includes settlement proceeds related to an antitrust class action lawsuit of which the Company was a class member. Other General Income in fiscal year 2009 includes a gain related to the sale of undeveloped land and timberland holdings, and earnest money deposits retained by the Company resulting from the termination of a contract to sell and lease back the Company's Poland building and real estate.

Components of Other General Income:
	Three Months Ended		Six Months Ended
(Amounts in Thousands)	December 31		December 31
	2009	2008	2009	2008
Settlement Proceeds Related to Antitrust Class Action Lawsuit	$ 3,256	$ -0-	$ 3,256	$ -0-
Gain on Sale of Undeveloped Land and Timberland Holdings	-0-	7,978	-0-	7,978
Earnest Money Deposits Retained	-0-	1,928	-0-	1,928
Other General Income	$ 3,256	$ 9,906	$ 3,256	$ 9,906

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

Components of Non-operating income (expense), net:
	Three Months Ended		Six Months Ended
(Amounts in Thousands)	December 31		December 31
	2009	2008	2009	2008
Foreign Currency/Derivative Gain (Loss)	$ 456	$ (1,499)	$ 783	$ (988)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	503	(2,234)	2,020	(3,357)
Other	(243)	(176)	(363)	(342)
Non-operating income (expense), net	$ 716	$ (3,909)	$ 2,440	$(4,687)

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

The Company's provision for income taxes as a percentage of pre-tax earnings ("effective tax rate") was (26.8%) and 10.7%, respectively, for the three and six months ended December 31, 2009, as compared to 33.6% and 34.4%, respectively, for the three and six months ended December 31, 2008. Relatively low pre-tax income accompanied by $1.1 million of favorable tax accrual adjustments primarily related to the research and development tax credit and a foreign deferred tax adjustment, in conjunction with the positive impacts of lower tax rates in foreign jurisdictions as compared to the domestic rate, drove the negative effective tax rate in the second quarter of fiscal year 2010 and the lower effective tax rate for the six-month period when compared to the same period a year ago. The prior fiscal year second quarter included a favorable $0.8 million tax benefit related to the European operations and a $0.5 million research and development tax credit adjustment. Negatively impacting both prior year periods' effective tax rates were losses generated in select foreign jurisdictions that have a lower tax rate compared to the domestic rate.

Subsequent Events:

The Company has evaluated the impact of subsequent events through February 5, 2010, which is the date these financial statements were issued.

New Accounting Standards:

In January 2010, the FASB issued guidance to improve disclosures about fair value instruments. The guidance requires additional disclosure about significant transfers between levels 1, 2, and 3 of the fair value hierarchy and requires disclosure of changes in level 3 activity on a gross basis. In addition, the guidance clarifies existing requirements regarding the required level of disaggregation by class of assets and liabilities and also clarifies disclosures of inputs and valuation techniques. The guidance will be effective beginning in the Company's third quarter of fiscal year 2010, except for the requirement to disclose level 3 activity on a gross basis, which will be effective as of the beginning of the Company's fiscal year 2012. The Company is currently evaluating the impact of adoption of the guidance on its consolidated financial statements.

In June 2009, the FASB established the FASB Accounting Standards Codification (Codification) as the single official source of authoritative U.S. GAAP recognized by the FASB (other than guidance issued by the Securities and Exchange Commission). The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all literature related to a particular topic in one place. All existing FASB accounting standard documents have been superseded.  During the first quarter of fiscal year 2010, the Company began to utilize the Codification and revised its financial statements to no longer refer to former U.S. GAAP standards.

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

In June 2008, the FASB issued guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity's capital structure includes multiple classes of common stock and participating securities. This guidance became effective as of the beginning of the Company's fiscal year 2010 and required that previously reported earnings per share data be recast in financial statements issued in periods after the effective date. The effect of adopting the guidance is disclosed under the caption "Revisions to the Earnings Per Share Calculation" within this footnote.

In April 2008, the FASB issued guidance for the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the goodwill and other intangible assets accounting principles. This new guidance allows an entity to use its own historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. As a result, the determination of intangible asset useful lives is now consistent with the method used to determine the period of expected cash flows used to measure the fair value of the intangible assets. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The provisions of this guidance were adopted prospectively as of the beginning of the Company's fiscal year 2010 and did not have an effect on the Company's consolidated financial statements.

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

Note 2. Inventories

Inventory components of the Company were as follows:

	December 31,	June 30,
(Amounts in Thousands)	2009	2009
Finished Products	$ 35,613	$ 35,530
Work-in-Process	12,058	11,752
Raw Materials	108,857	93,999
Total FIFO Inventory	$156,528	$141,281
LIFO Reserve	(12,845)	(14,277)
Total Inventory	$143,683	$127,004

For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. During the three and six-month periods ended December 31, 2009, LIFO inventory liquidations increased net income by, in thousands, $371 and $967, respectively. During the three and six-month periods ended December 31, 2008, LIFO inventory liquidations increased net income by, in thousands, $918 and $1,000, respectively.

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to Share Owners. Comprehensive income (loss), shown net of tax if applicable, for the three and six-month periods ended December 31, 2009 and 2008 was as follows:

	Three Months Ended December 31, 2009			Three Months Ended December 31, 2008
(Amounts in Thousands)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$ 1,906			$ 8,182
Other comprehensive income (loss):
Foreign currency translation adjustments	$ (1,442)	$ 353	$ (1,089)	$ (1,003)	$ (880)	$ (1,883)
Postemployment severance actuarial change	516	(206)	310	196	(78)	118
Other fair value changes:
Available-for-sale securities	(44)	18	(26)	956	(385)	571
Derivatives	1,169	(350)	819	(14,653)	4,557	(10,096)
Reclassification to (earnings) loss:
Available-for-sale securities	(30)	12	(18)	31	(12)	19
Derivatives	(60)	26	(34)	3,337	(1,398)	1,939
Amortization of prior service costs	72	(29)	43	72	(29)	43
Amortization of actuarial change	146	(58)	88	(2)	1	(1)
Other comprehensive income (loss)	$ 327	$ (234)	$ 93	$ (11,066)	$ 1,776	$ (9,290)
Total comprehensive income (loss)			$ 1,999			$ (1,108)

	Six Months Ended December 31, 2009			Six Months Ended December 31, 2008
(Amounts in Thousands)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$ 3,680			$ 10,366
Other comprehensive income (loss):
Foreign currency translation adjustments	$ 1,921	$ (432)	$ 1,489	$ (6,295)	$ (880)	$ (7,175)
Postemployment severance actuarial change	(674)	269	(405)	-0-	-0-	-0-
Other fair value changes:
Available-for-sale securities	(44)	18	(26)	991	(395)	596
Derivatives	854	(140)	714	(14,597)	4,633	(9,964)
Reclassification to (earnings) loss:
Available-for-sale securities	(56)	22	(34)	-0-	-0-	-0-
Derivatives	1,385	(434)	951	3,705	(1,640)	2,065
Amortization of prior service costs	143	(57)	86	143	(57)	86
Amortization of actuarial change	298	(119)	179	8	(3)	5
Other comprehensive income (loss)	$ 3,827	$ (873)	$ 2,954	$ (16,045)	$ 1,658	$ (14,387)
Total comprehensive income (loss)			$ 6,634			$ (4,021)

Accumulated other comprehensive income (loss), net of tax effects, was as follows:
	December 31, 2009	June 30, 2009
(Amounts in Thousands)
Foreign currency translation adjustments	$ 9,310	$ 7,821
Unrealized gain (loss) from:
Available-for-sale securities	403	463
Derivatives	(4,066)	(5,731)
Postemployment benefits:
Prior service costs	(894)	(980)
Net actuarial loss	(2,300)	(2,074)
Accumulated other comprehensive income (loss)	$ 2,453	$ (501)

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

	Three Months Ended				Six Months Ended
	December 31				December 31
(Amounts in Thousands)	2009		2008		2009		2008
Net Sales:
Electronic Manufacturing Services	$166,983		$166,912		$332,469		$349,833
Furniture	108,140		160,694		217,306		317,268
Unallocated Corporate and Eliminations	38		-0-		45		-0-
Consolidated	$275,161		$327,606		$549,820		$667,101

Net Income (Loss):
Electronic Manufacturing Services	$ 2,665		$ (709)		$ 2,446		$ (1,477)
Furniture	(996)		4,049		784		7,232
Unallocated Corporate and Eliminations	237		4,842		450		4,611
Consolidated	$ 1,906	(1)	$ 8,182	(2)	$ 3,680	(1)	$ 10,366	(2)

(1) Net Income (Loss) included after-tax restructuring charges, in thousands, of $184 and $476 in the three and six months ended December 31, 2009, respectively. The EMS segment recorded, in the three and six months ended December 31, 2009, in thousands, $229 and $505, respectively, of after-tax restructuring charges. The Furniture segment recorded, in the three and six months ended December 31, 2009, in thousands, $59 and $51, respectively, of after-tax restructuring income. Unallocated Corporate and Eliminations recorded, in the three and six months ended December 31, 2009, in thousands, $14 and $22, respectively, of after-tax restructuring charges. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion. Additionally, the EMS segment recorded for both the three and six months ended December 31, 2009, after-tax income of  $2.0 million resulting from settlement proceeds related to an antitrust class action lawsuit of which the Company was a class member.

(2) Net Income (Loss) included after-tax restructuring charges, in thousands, of $661 and $1,255 in the three and six months ended December 31, 2008, respectively.  The EMS segment recorded, in the three and six months ended December 31, 2008, in thousands, $464 and $899, respectively, of after-tax restructuring charges.  The Furniture segment recorded, in the three and six months ended December 31, 2008, in thousands, $143 and $289, respectively, of after-tax restructuring charges.  Unallocated Corporate and Eliminations recorded, in the three and six months ended December 31, 2008, in thousands, $54 and $67, respectively, of after-tax restructuring charges.  See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.  Additionally, the EMS segment recorded for both the three and six months ended December 31, 2008, $1.6 million of after-tax income for earnest money deposits retained by the Company resulting from the termination of the contract to sell the Company's Poland building and real estate.  Unallocated Corporate and Eliminations also recorded, for both the three and six months ended December 31, 2008, after-tax gains of $4.8 million on the sale of undeveloped land holdings and timberlands which were closed on during the quarter.

	December 31,	June 30,
(Amounts in Thousands)	2009	2009
Total Assets:
Electronic Manufacturing Services	$377,596	$351,506
Furniture	186,646	184,755
Unallocated Corporate and Eliminations	79,694	106,008
Consolidated	$643,936	$642,269

Note 5. Commitments and Contingent Liabilities

Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of December 31, 2009, the Company had a maximum financial exposure from unused standby letters of credit totaling $4.8 million. The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements. Accordingly, no liability has been recorded as of December 31, 2009 with respect to the standby letters of credit. The Company also enters into commercial letters of credit to facilitate payment to vendors and from customers.

The Company estimates product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the six months ended December 31, 2009 and 2008 were as follows:

	Six Months Ended December 31
(Amounts in Thousands)	2009	2008
Product Warranty Liability at the beginning of the period	$ 2,176	$ 1,470
Accrual for warranties issued	217	619
Reductions related to pre-existing warranties (including changes in estimates)	(37)	(4)
Settlements made (in cash or in kind)	(504)	(498)
Product Warranty Liability at the end of the period	$ 1,852	$ 1,587

Note 6. Restructuring Expense

The Company recognized consolidated pre-tax restructuring expense of $0.3 million and $0.8 million in the three and six months ended December 31, 2009, respectively, and $1.0 million and $2.0 million in the three and six months ended December 31, 2008, respectively. The action discussed below represents the majority of the restructuring costs during the period presented in the summary table on the following page. Former restructuring plans that are substantially complete and did not have significant expense during the period presented are included in the summary table on the following page under the caption Other Restructuring Plans and include the Furniture segment Office Furniture Manufacturing Consolidation Plan and the Unallocated Corporate Gaylord restructuring plan.

The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.

European Consolidation Plan:

During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company presently has an operation in Poznan. The Company successfully completed the move of production from Longford, Ireland, into the existing Poznan facility during the fiscal year 2009 second quarter. As part of the plan, the Company is also consolidating its EMS facilities located in Bridgend, Wales, and Poznan, Poland, into a new larger facility in Poznan, which is expected to improve the Company's margins in the very competitive EMS market. Construction of the new, larger facility in Poland is complete and limited production has begun. The Company intends to sell the existing Poland facility and real estate. The plan is being executed in stages with a projected final completion by the end of the Company's fiscal year 2011. The Company currently estimates that the pre-tax charges related to the consolidation activities will be approximately, in millions, $20.4 consisting of $18.9 of severance and other employee costs, $0.3 of property and equipment asset impairment, $0.7 of lease exit costs, and $0.5 of other exit costs.

Summary of All Plans
	Accrued June 30, 2009 (2)	Six Months Ended December 31, 2009					Accrued December 31, 2009 (2)	Total Charges Incurred Since Plan Announcement (3)	Total Expected Plan Costs (3)
(Amounts in Thousands)		Amounts Charged (Income) Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Adjustments
EMS Segment
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$ 12,288	$ 719	$ -0-	$ -0-	$ (335)	(4)	$12,672	$ 18,320	$18,881
Asset Write-downs	-0-	-0-	-0-	-0-	-0-		-0-	346	346
Plant Closure and Other Exit Costs	-0-	105	-0-	(105)	-0-		-0-	562	1,176
Total EMS Segment	$ 12,288	$ 824	$ -0-	$ (105)	$ (335)		$12,672	$ 19,228	$20,403
Furniture Segment
Other Restructuring Plans (1)	-0-	(83)	-0-	83	-0-		-0-	152	152
Unallocated Corporate
Other Restructuring Plans (1)	-0-	36	-0-	(36)	-0-		-0-	612	682
Consolidated Total of All Plans	$ 12,288	$ 777	$ -0-	$ (58)	$ (335)		$12,672	$ 19,992	$21,237

(1) Other Restructuring Plans with charges during the six months ended December 31, 2009 include the Office Furniture Manufacturing Consolidation Plan initiated in fiscal year 2009 and the Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007.
(2) Accrued restructuring at December 31, 2009 and June 30, 2009 was $12.7 million and $12.3 million, respectively. The balances include $10.2 million and $3.8 million recorded in current liabilities and $2.5 million and $8.5 million recorded in other long-term liabilities at December 31, 2009 and June 30, 2009, respectively.

(3) These columns include restructuring plans that were active during the six months ended December 31, 2009, including the EMS segment European Consolidation Plan initiated in fiscal year 2008, the Furniture segment Office Furniture Manufacturing Consolidation Plan initiated in fiscal year 2009, and the Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007.
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

The Company invested in a convertible promissory note and stock warrants of a privately-held company during the quarter ended December 31, 2009. The Company has been chosen as the primary supplier for the privately-held company to produce products in the future and negotiations for a definitive supply agreement are underway.

The convertible promissory note is classified as an available-for-sale debt security as a result of the conversion option and was valued using a recurring market-based method which approximates fair value by using the amortized cost basis of the promissory note, with the discount amortized to interest income over the term.  The stock warrants are classified as derivative instruments as a result of a net settlement feature and were valued on a recurring basis using a market-based method which utilizes the Black-Scholes valuation model with the following inputs: risk-free interest rate, volatility, expected life, and the estimated stock price.

See Note 9 - Short-Term Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the convertible debt security.  See Note 8 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information regarding the stock warrants.

There were no other changes in the Company's valuation techniques used to measure fair values compared to those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Recurring Fair Value Measurements:
As of December 31, 2009 and June 30, 2009, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	December 31, 2009
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$ 34,141	$ -0-	$ -0-	$ 34,141
Available-for-sale securities: Municipal securities	-0-	25,685	-0-	25,685
Available-for-sale securities: Convertible debt securities	-0-	-0-	860	860
Derivatives: Foreign currency forward contracts	-0-	1,472	-0-	1,472
Derivatives: Stock warrants	-0-	-0-	146	146
Nonqualified supplemental employee retirement plan assets	13,305	-0-	-0-	13,305
Total assets at fair value	$ 47,446	$ 27,157	$ 1,006	$ 75,609
Liabilities
Derivatives: Foreign currency forward contracts	$ -0-	$ 352	$ -0-	$ 352
Total liabilities at fair value	$ -0-	$ 352	$ -0-	$ 352

	June 30, 2009
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$ 42,114	$ -0-	$ -0-	$ 42,114
Available-for-sale securities: Municipal securities	-0-	25,376	-0-	25,376
Derivatives: Foreign currency forward contracts	-0-	784	-0-	784
Nonqualified supplemental employee retirement plan assets	10,992	-0-	-0-	10,992
Total assets at fair value	$ 53,106	$ 26,160	$ -0-	$ 79,266
Liabilities
Derivatives: Foreign currency forward contracts	$ -0-	$ 3,407	$ -0-	$ 3,407
Total liabilities at fair value	$ -0-	$ 3,407	$ -0-	$ 3,407

The changes in fair value of Level 3 investment assets for the three and six months ended December 31, 2009 were immaterial.  There were no Level 3 investments as of the fiscal year ended June 30, 2009.

Non-Recurring Fair Value Measurements:

During the three and six months ended December 31, 2009, the Company had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

Disclosure of Other Financial Instruments:

Other financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value have carrying amounts that approximate fair value as follows:

Assets	Liabilities
Certain cash and cash equivalents	Accounts payable
Receivables	Borrowings under credit facilities
Other assets not recorded at fair value	Dividends payable
Accrued expenses

The fair value estimate for long-term debt, excluding capital leases, was estimated using a discounted cash flow analysis based on quoted long-term debt market rates adjusted for the Company's non-performance risk. There was an immaterial difference between the carrying value and estimated fair value of long-term debt as of December 31, 2009 and June 30, 2009.

Note 8.  Derivative Instruments

Foreign Currency Forward Contracts:

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

The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. As of December 31, 2009, the Company had outstanding foreign currency forward contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $10.6 million and to hedge currencies against the Euro in the aggregate notional amount of 23.3 million EUR. The notional amount is an indicator of the volume of derivative activities but is not an indicator of the potential gain or loss on the derivatives.

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

Based on fair values as of December 31, 2009, the Company estimates that $4.9 million of pre-tax derivative losses deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on forward exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on forward contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time the Company had hedged its exposure to the variability in future cash flows was 11 and 15 months as of December 31, 2009 and June 30, 2009, respectively.

Stock Warrants:

In conjunction with the Company's investment in a convertible debt security of a privately-held company during the quarter ended December 31, 2009, the Company received common and preferred stock warrants which provide the right to purchase the privately-held company's equity securities at a specified exercise price. Specifically, the Company received a stock warrant to purchase 1,000,000 shares of common stock at a $0.15 per share exercise price and received a stock warrant to purchase a number of shares of preferred stock based on the latest preferred stock offering price (667,000 shares of preferred stock at a $1.50 per share exercise price, based on the last offering price of outstanding preferred stock). The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. Gains and losses on the revaluation of stock warrants are recognized in the Non-operating income (expense) line item on the Condensed Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	December 31, 2009	June 30, 2009	Balance Sheet Location	December 31, 2009	June 30, 2009
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$ 1,217	$ 742	Accrued expenses	$ 36	$ 2,581

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	255	42	Accrued expenses	316	631
				Other liabilities (long-term)	-0-	195
Stock warrants	Other assets (long-term)	146	-0-
Total derivatives		$ 1,618	$ 784		$ 352	$ 3,407

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
		Three Months Ended December 31		Six Months Ended December 31
(Amounts in Thousands)		2009	2008	2009	2008
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivative (Effective Portion):
Foreign currency forward contracts		$ 1,169	$ (14,653)	$ 854	$ (14,597)

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income
(Amounts in Thousands)
		Three Months Ended December 31		Six Months Ended December 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2009	2008	2009	2008
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign currency forward contracts	Net Sales	$ 1	$ -0-	$ 12	$ -0-
Foreign currency forward contracts	Cost of Sales	(186)	(1,012)	(1,402)	(1,719)
Foreign currency forward contracts	Non-operating income (expense)	244	(2,466)	(39)	(2,131)
Total		$ 59	$ (3,478)	$ (1,429)	$ (3,850)

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign currency forward contracts	Non-operating income (expense)	$ 1	$ 141	$ 44	$ 145

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivative:
Foreign currency forward contracts	Non-operating income (expense)	$ 400	$ -0-	$ (437)	$ -0-
Stock warrants	Non-operating income (expense)	-0-	-0-	-0-	-0-
Total		$ 400	$ -0-	$ (437)	$ -0-

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$ 460	$ (3,337)	$ (1,822)	$ (3,705)

Note 9.  Short-Term Investments

Municipal Securities:

The Company's short-term investment portfolio includes available-for-sale securities which are comprised of exempt securities issued by municipalities ("Municipal Securities") which can be in the form of General Obligation Bonds, Revenue Bonds, Tax Anticipation Notes, Revenue Anticipation Notes, Bond Anticipation Notes, pre-refunded (by U.S. Govt. or State and Local Govt.) bonds, and short-term putable bonds. The Company's investment policy dictates that municipal securities must be investment grade quality.

Available-for-sale securities are recorded at fair value. See Note 7 - Fair Value of Financial Assets and Liabilities of Notes to Condensed Consolidated Financial Statements for more information on the fair value of available-for-sale securities. The amortized cost basis reflects the original purchase price, with discounts and premiums amortized over the life of the security. Unrealized losses on debt securities are recognized in earnings when a company has an intent to sell or is likely to be required to sell before recovery of the loss, or when the debt security has incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax related effect as a component of Share Owners' Equity. Municipal securities mature within a five-year period.

Municipal Securities
(Amounts in Thousands)	December 31, 2009	June 30, 2009
Amortized cost basis	$ 25,015	$ 24,606
Unrealized holding gains	670	770
Unrealized holding losses	-0-	-0-
Other-than-temporary impairment	-0-	-0-
Fair Value	$ 25,685	$ 25,376

Activity for the municipal securities that were classified as available-for-sale was as follows:

Municipal Securities	Three Months Ended December 31		Six Months Ended December 31
(Amounts in Thousands)	2009	2008	2009	2008
Proceeds from sales	$ 1,556	$ 1,610	$ 3,109	$ 3,268
Gross realized gains from sale of available-for-sale securities included in earnings	30	22	56	53
Gross realized losses from sale of available-for-sale securities included in earnings	-0-	(35)	-0-	(35)
Net unrealized holding gain (loss) included in Accumulated Other Comprehensive Income (Loss)	(44)	956	(44)	991
Net (gains) losses reclassified out of Accumulated Other Comprehensive Income (Loss)	(30)	31	(56)	-0-

Realized gains and losses are reported in Other Income (Expense) category of the Condensed Consolidated Statements of Income. The cost of each individual security was used in computing the realized gains and losses. During the three and six months ended December 31, 2008, the Company also recorded, in thousands, $18 of other-than-temporary impairment. No other-than-temporary impairment was recorded during the three and six months ended December 31, 2009.

Convertible Debt Securities:

On December 17, 2009, the Company purchased a secured convertible promissory note from a privately-held company with a face amount of $1.0 million. The Company has been chosen as the primary supplier for the privately-held company to produce products in the future and negotiations for a definitive supply agreement are underway. The convertible note is accounted for as an available-for-sale debt security and is recorded at fair value.  Interest accrues on the debt security at a rate of 8.00% per annum and is due with the principal at the December 17, 2010 maturity date. The debt security is convertible into the preferred stock of the privately-held company upon certain events, including a qualified financing, a nonqualified financing, initial public offering or a change in control.

In connection with the purchase of the debt security, the Company also received stock warrants to purchase the common and preferred stock of the privately-held company at a specified exercise price. See Note 8 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information regarding stock warrants.

In the aggregate, the investments, security interest, and supply agreement do not rise to the level of a material variable interest or a controlling interest in the privately-held company which would require consolidation.

See Note 7 - Fair Value of Financial Assets and Liabilities of Notes to Condensed Consolidated Financial Statements for more information on the fair value of available-for-sale securities.  Unrealized losses on the debt security will be recognized in earnings when there is an intent to sell or is likely to be required to sell before recovery of the loss, or when the debt security has incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax related effect as a component of Share Owners' Equity.

Supplemental Employee Retirement Plan Investments:

The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees. The SERP is structured as a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income. Adjustments made to revalue the SERP liability are also recognized in income and exactly offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains and (losses) for the six-month periods ended December 31, 2009 and 2008 was, in thousands, $2,000 and ($3,361), respectively. SERP asset and liability balances were as follows:

(Amounts in Thousands)	December 31, 2009	June 30, 2009
SERP investment - current asset	$ 4,377	$ 3,536
SERP investment - other long-term asset	8,929	7,456
Total SERP investment	$ 13,306	$ 10,992

SERP obligation - current liability	$ 4,377	$ 3,536
SERP obligation - other long-term liability	8,929	7,456
Total SERP obligation	$ 13,306	$ 10,992

Note 10.  Assets Held for Sale

At December 31, 2009, a facility and land related to the Gaylord, Michigan, exited operation within the EMS segment were classified as held for sale and totaled, in thousands, $1,160. The assets were reported as unallocated corporate assets for segment reporting purposes.  The Company expects to sell these assets during the next 12 months. During the second quarter of fiscal year 2010, the Company sold equipment related to previously held timberlands. The sale had an immaterial effect on the Company's consolidated financial statements. At June 30, 2009, the Company had, in thousands, assets totaling $1,358 classified as held for sale.

Note 11. Postemployment Benefits

The Company maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. The components of net periodic postemployment benefit cost applicable to the Company's severance plans were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2009	2008	2009	2008
Service cost	$ 185	$ 48	$ 378	$ 162
Interest cost	104	21	212	69
Amortization of prior service costs	72	72	143	143
Amortization of actuarial change	146	(2)	298	8
Net periodic benefit cost	$ 507	$ 139	$1,031	$ 382

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

Note 12.  Stock Compensation Plan

During fiscal year 2010, the following stock compensation was awarded to officers, key employees, and non-employee directors. All awards were granted under the 2003 Stock Option and Incentive Plan. For more information on similar unrestricted shares and performance share awards, refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Performance Shares	Quarter Awarded	Maximum Potential Shares Issuable	Grant Date Fair Value (4)
Annual Performance Shares - Class A (1)	1st Quarter	240,000	$ 6.24
Long-Term Performance Shares - Class A (2)	1st Quarter	726,350	$ 6.24
Long-Term Performance Shares - Class A (2)	2nd Quarter	1,280	$ 7.22

Unrestricted Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Unrestricted Shares (Director Compensation) - Class B (3)	2nd Quarter	19,662	$ 7.63

(1)	Annual performance shares were awarded to officers. Payouts will be based upon the fiscal year 2010 cash incentive payout percentages calculated under the Company's 2005 Profit Sharing Incentive Bonus Plan. The number of shares issued will be less than the maximum potential shares issuable if the maximum cash incentive payout percentages are not achieved. Annual performance shares vest after one year.
(2)	Long-term performance shares were awarded to officers and other key employees. Payouts will be based upon the cash incentive payout percentages calculated under the Company's 2005 Profit Sharing Incentive Bonus Plan. Long-term performance shares are based on five successive annual performance measurement periods, with each annual tranche having a grant date when economic profit tiers are established at the beginning of the applicable fiscal year and a vesting date at the end of each annual period. The number of shares issued will be less than the maximum potential shares issuable if the maximum cash incentive payout percentages are not achieved.
(3)	Unrestricted shares were awarded to non-employee members of the Board of Directors as compensation for director's fees, as a result of directors' elections to receive unrestricted shares in lieu of cash payment. Director's fees are expensed over the period that directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
(4)	The grant date fair value of performance shares is based on the stock price at the date of the award, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The grant date fair value shown for long-term performance shares is applicable to the first tranche only. The grant date fair value of the unrestricted shares was based on the stock price at the date of the award.

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

Within both segments, most of the markets in which the Company competes were adversely affected by the global recession and liquidity crisis. The Company experienced declining sales and order trends beginning in the second quarter of fiscal year 2009. Open orders at December 31, 2009 were 45% lower in the Furniture segment and 2% higher in the EMS segment when compared to December 31, 2008.  As compared to September 30, 2009, the December 31, 2009 open orders for the Furniture segment declined 6%, and the EMS segment open orders increased 6%.  While open orders at a point in time are not necessarily indicative of future sales, three consecutive increases in open order levels for the EMS segment are encouraging.

After experiencing sales declines in calendar year 2009, the EMS industry sales projections (by IDC, InForum, and Electronic Trend Publications) show growth for calendar year 2010 in the range of 4.5% to 9.1% as compared to the calendar year 2009 levels. In addition, the Semiconductor Industry Association (SIA) reported that semiconductor sales are projected to grow approximately 10% in calendar year 2010, and although the Company does not directly serve this market, it may be indicative of end market demand for products utilizing electronic components.

The Company continues its strategy of diversification within the EMS segment customer base as it currently focuses on the four key vertical markets of medical, automotive, industrial control, and public safety. Short-term demand in the automotive market improved during the first half of the Company's fiscal year 2010 in conjunction with the Cash for Clunkers program, but the automotive market recovery is expected to remain slow due to the impact of current economic conditions on durable goods spending. Demand in the medical market has remained stable, and the Company sees signs of growth. The industrial control vertical market is also showing signs of stability, after benefiting from spending targeted at energy savings technologies, and the public safety vertical market is likewise stable. Sales to customers in the medical industry are the largest portion of the Company's EMS segment with sales to customers in the automotive industry being the second largest of the four vertical markets. The Company's sales to customers in the automotive industry are diversified among more than ten domestic and foreign customers and represented approximately 33% of the EMS segment's net sales for the second quarter of fiscal year 2010. The amount of sales of electronic components that relate to General Motors, Ford, and Chrysler automobiles sold in North America were only approximately 8% of the Company's EMS segment net sales during the second quarter of fiscal year 2010.

As of November 2009, the Business and Institutional Furniture Manufacturer Association (BIFMA International) is projecting an approximate 2% year-over-year decline in the office furniture industry for calendar year 2010 after an approximate 30% projected decline in calendar year 2009 with a return to positive growth expected to begin late in calendar year 2010. While the Company's mid-market brand has fared better than its contract office furniture brand due to the project nature of the contract market and the changing U.S. consumption patterns, it cannot predict future overall office furniture order trends at this time due to the short lead time of orders and the volatility in the economy. In addition, the hotel industry forecasts (reported by Smith Travel Research and PricewaterhouseCoopers LLP) project occupancy rates to stabilize in calendar year 2010 after an approximate 9% decline in calendar year 2009 and project revenue per available room (RevPAR) to decline another 1% for calendar year 2010 after an approximate 17% decline in calendar year 2009. The Company expects order rates for hospitality furniture to remain depressed in the near term due to the lower hotel occupancy rates and RevPAR rates.

Competitive pricing pressures within the EMS segment and on many projects within the Furniture segment continue to put pressure on the Company's operating margins.

The current market conditions and the tightening of the credit markets have also increased the risk of uncollectible accounts and notes receivables. Accordingly, the Company heightened its monitoring of receivables and related credit risks, and the Company believes its accounts and notes receivables allowance for uncollectible accounts is adequate as of December 31, 2009. The Company could potentially record additional allowances in the future depending on the pace of recovery of the markets in which the Company competes.

The Company is continually assessing its strategies in relation to the market conditions. A long-standing component of the Company's profit sharing incentive bonus plan is that it is linked to the performance of the Company which automatically lowers total compensation expense when profits are down. The Company has also implemented various initiatives in response to the market conditions including reducing operating costs, more closely scrutinizing customer and supply chain risk, and deferring or cancelling capital expenditures that are not immediately required to support customer requirements. The Company will continue to closely monitor market changes and its liquidity in order to proactively adjust its operating costs, discretionary capital spending, and dividend levels as needed.

The Company continues to maintain a strong balance sheet which includes a minimal amount of long-term debt of $0.4 million and Share Owners' equity of $386.0 million. The Company's short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of the Company's revolving credit facility was $158.9 million at December 31, 2009.

In addition to the above risks related to the current market conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding the Company's financial condition and operating performance:

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

  Although the Company has seen recent declines in the cost of some commodities and in fuel prices, if the price of oil trends upwards, the price of other commodities may also increase.  This continues to be an area of focus within the Company.

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

o    During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company presently has an operation in Poznan. The Company successfully completed the move of production from Longford, Ireland, into the existing Poznan facility during the second quarter of fiscal year 2009. As part of the plan, the Company is also consolidating its EMS facilities located in Bridgend, Wales, and Poznan into a new, larger facility in Poznan, with a projected final completion by the end of the Company's fiscal year 2011.  Construction of the new, larger facility in Poland is complete and limited production has begun.

  To support growth and diversification efforts, the Company has focused on both organic growth and acquisition activities. Acquisitions allow rapid diversification of both customers and industries served.

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

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, a significant change in economic conditions, loss of key customers or suppliers, or similar unforeseen events.

Financial Overview - Consolidated

Second quarter fiscal year 2010 consolidated net sales were $275.2 million compared to second quarter fiscal year 2009 net sales of $327.6 million, a 16% decrease, due to a net sales decrease in the Furniture segment. Net income for the second quarter of fiscal year 2010 was $1.9 million, or $0.05 per Class B diluted share, inclusive of $2.0 million after-tax income, or $0.05 per Class B diluted share, resulting from settlement proceeds related to an antitrust class action lawsuit of which the Company was a class member and after-tax restructuring charges of $0.2 million, or less than $0.01 per Class B diluted share. Second quarter fiscal year 2009 net income was $8.2 million, or $0.22 per Class B diluted share, inclusive of after-tax restructuring charges of $0.7 million, or $0.02 per Class B diluted share. The second quarter fiscal year 2009 restructuring charges were primarily related to the European consolidation plan.  Second quarter fiscal year 2009 results also include two non-recurring income items: a $4.8 million after-tax gain, or $0.13 per Class B diluted share, related to the sale of a portion of the Company's undeveloped land holdings and timberlands; and $1.6 million of after-tax income, or $0.04 per Class B diluted share, for earnest money deposits retained by the Company resulting from the termination of the contract to sell the Company's Poland building and real estate.

Net sales for the six-month period ended December 31, 2009 of $549.8 million were down 18% from net sales of $667.1 million for the same period of the prior fiscal year due to a 32% net sales decrease in the Furniture segment and a 5% net sales decrease in the EMS segment. Net income for the six-month period ended December 31, 2009 totaled $3.7 million, or $0.10 per Class B diluted share, inclusive of $0.5 million, or $0.01 per Class B diluted share, of after-tax restructuring costs and  $2.0 million after-tax income, or $0.05 per Class B diluted share, resulting from the settlement proceeds related to the antitrust class action lawsuit. Net income for the six-month period ended December 31, 2008 totaled $10.4 million, or $0.28 per Class B diluted share, inclusive of $1.3 million, or $0.03 per Class B diluted share, of after-tax restructuring costs primarily related to the European consolidation plan; $4.8 million after-tax gain, or $0.13 per Class B diluted share, related to the sale of a portion of the Company's undeveloped land holdings and timberlands; and $1.6 million of after-tax income, or $0.04 per Class B diluted share, for earnest money deposits retained by the Company resulting from the termination of the contract to sell the Company's Poland building and real estate.

Consolidated gross profit as a percent of net sales declined to 16.0% for the second quarter of fiscal year 2010 from 17.2% in the second quarter of fiscal year 2009.  For the year-to-date period of fiscal year 2010, gross profit as a percent of net sales declined to 16.6% compared to 17.2% for the year-to-date period of fiscal year 2009. Improved gross profit as a percent of net sales for the second quarter and fiscal-year-to-date periods by both the Furniture segment and EMS segment was more than offset on a consolidated basis by a shift in sales mix (as depicted in the table below) toward the EMS segment which operates at a lower gross profit percentage than the Furniture segment.  Gross profit is discussed in more detail in the segment discussions below.

	Three Months Ended		Six Months Ended
	December 31		December 31

	2009	2008	2009	2008

EMS segment net sales as % of total	61%	51%	60%	52%
Furniture segment net sales as % of total	39%	49%	40%	48%

Consolidated selling and administrative expense increased as a percent of net sales for both the three and six months ended December 31, 2009 compared to the three and six months ended December 31, 2008 due to sales volumes declining at a quicker rate than the selling and administrative expenses. Second quarter fiscal year 2010 consolidated selling and administrative expenses declined in absolute dollars by 5% compared to the second quarter of fiscal year 2009 primarily due to decreased labor costs, other comprehensive cost reduction efforts throughout the Company, lower bad debt expense, and lower profit-based incentive compensation costs.  Partially offsetting these costs reductions were increased employee benefit costs primarily related to the Company's retirement plan contribution and increased sales and product marketing initiatives. Consolidated selling and administrative expenses for the first half of fiscal year 2010 declined in absolute dollars by 9% compared to the first half of fiscal year 2009 primarily due to decreased labor expenses, lower depreciation and amortization expenses, and other comprehensive cost reduction efforts throughout the Company.  In addition, in the second quarter and fiscal-year-to-date period of fiscal year 2010, the Company recorded $0.5 million and $2.0 million, respectively, of expense compared to $2.2 million and $3.4 million, respectively, of income in the second quarter and fiscal-year-to-date period of fiscal year 2009 related to the normal revaluation to fair value of its Supplemental Employee Retirement Plan (SERP) liability. The result for the second quarter and year-to-date period was an unfavorable variance in selling and administrative costs of $2.7 million and $5.4 million, respectively. As the general equity markets improved, the value of the SERP investments increased, causing additional selling and administrative expense related to the SERP liability. The SERP expense recorded in selling and administrative expenses was exactly offset by an increase in SERP investment income which was recorded in Other Income (Expense) as an investment gain; therefore, there was no effect on net earnings. The SERP investment is primarily comprised of employee contributions.

Other General Income in the second quarter and first half of fiscal year 2010 included $3.3 million of pre-tax income recorded in the EMS segment resulting from settlement proceeds related to an antitrust class action lawsuit of which the Company was a class member. The class action alleged the defendant sellers illegally conspired to fix prices for electronic components purchased by a business unit within the EMS segment. Other General Income in the second quarter of fiscal year 2009 included the $8.0 million pre-tax gain on the sale of a portion of the Company's undeveloped land holdings and timberlands. The gain was included in Unallocated Corporate in segment reporting. In addition, the Company had a conditional agreement to sell and lease back the facilities and real estate that house its current Poland operations. However, during the second quarter of fiscal year 2009, the buyer was unable to close the transaction.  As a result, the Company was entitled to retain approximately $1.9 million of the deposit funds held by the Company which was recorded as pre-tax income in Other General Income.  This income was recorded in the EMS segment.

The Company recorded other income of $1.0 million and $3.0 million during the three and six months ended December 31, 2009, respectively, compared to other expense of $3.9 million and $4.6 million recorded during the three and six months ended December 31, 2008, respectively. The $2.7 million and $5.4 million appreciation in SERP investments was the primary driver of the increased other income for the three and six months ended December 31, 2009, respectively. In addition, Other Income (Expense) in the second quarter and first half of fiscal year 2009 included an unfavorable impact of foreign currency movements which were partially offset by a favorable currency impact within operating income. Interest expense for the second quarter and first half of fiscal year 2010 was lower than the same periods of fiscal year 2009 due to lower average outstanding debt balances coupled with lower interest rates.  Interest income was likewise lower for the second quarter and first half of fiscal year 2010 compared to the same periods of fiscal year 2009 due to lower interest rates and lower average investment balances.

Relatively low pre-tax income accompanied by $1.1 million of favorable tax accrual adjustments primarily related to the research and development tax credit and a foreign deferred tax adjustment, in conjunction with the positive impacts of lower tax rates in foreign jurisdictions as compared to the domestic rate, drove the lower than normal effective tax rate of 10.7% for the first half of fiscal year 2010.  The effective tax rate for the first half of fiscal year 2009 of 34.4% included a favorable $0.9 million tax benefit related to the European operations and a $0.5 million research and development tax credit adjustment which were partially offset by the negative impact of losses generated in select foreign jurisdictions which have a lower tax rate than the domestic tax rate.

Comparing the balance sheets as of December 31, 2009 to June 30, 2009, the Company's inventory balance increased in order to support the transfer of production to the new EMS facility in Poland from the other EMS facilities in Europe.

Electronic Manufacturing Services Segment

During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company successfully completed the move of production from Longford, Ireland, into the existing Poznan facility during the fiscal year 2009 second quarter. As part of the plan, the Company is also consolidating its EMS facilities located in Bridgend, Wales, and Poznan, Poland, into a new, larger facility in Poznan, which is expected to improve the Company's margins in the very competitive EMS market. Construction of the new, larger facility in Poland is complete and limited production has begun. The plan is being executed in stages with a projected final completion by the end of the Company's fiscal year 2011. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for more information on restructuring charges.

EMS segment results were as follows:

	At or for the Three Months Ended			For the Six Months Ended
	December 31			December 31
(Amounts in Millions)	2009	2008	% Change	2009	2008	% Change

Net Sales	$ 167.0	$ 166.9	0%	$ 332.5	$ 349.8	(5%)
Net Income (Loss)	$ 2.7	$ (0.7)	476%	$ 2.4	$ (1.5)	266%
Restructuring Expense, net of tax	$ 0.2	$ 0.5		$ 0.5	$ 0.9
Open Orders	$ 170.9	$ 167.7	2%

Second quarter fiscal year 2010 EMS segment net sales to customers in the automotive industry increased which offset net sales declines to customers in the industrial control and public safety industries compared to the second quarter of fiscal year 2009. Sales to customers in the medical industry were flat compared to the same quarter of the prior fiscal year. The decreased EMS segment net sales for the first half of fiscal year 2010 as compared to the first half of fiscal year 2009 were due to decreased sales to customers in all four of this segment's vertical markets. While open orders increased 2%, open orders at a point in time may not be indicative of future sales trends due to the contract nature of the Company's business.

The second quarter fiscal year 2010 EMS segment gross profit as a percent of net sales improved 0.6 percentage points compared to the second quarter of fiscal year 2009, and the improvement was primarily driven by labor efficiency improvements at select manufacturing facilities and reduced overhead costs. The year-to-date fiscal year 2010 EMS segment gross profit as a percent of sales improved slightly from the year-to-date fiscal year 2009 level.

EMS segment selling and administrative expense declined in absolute dollars by 4% and 10% for the second quarter and first half of fiscal year 2010 compared to the same periods of fiscal year 2009, respectively. The second quarter improvement was primarily related to decreased labor expense, lower bad debt expense, and a strong focus on managing all costs. The year-to-date improvement was driven by benefits realized from restructuring actions, lower depreciation/amortization expense, decreased labor expense, and other overall cost reduction efforts.  Partially offsetting these second quarter and year-to-date improvements were increased profit-based incentive compensation costs.

EMS segment Other General Income in the second quarter of fiscal year 2010 included $3.3 million of pre-tax income, or $2.0 million after-tax, resulting from settlement proceeds related to the antitrust class action lawsuit. EMS segment Other General Income for the second quarter of fiscal year 2009 included the aforementioned $1.9 million pre-tax, which equated to $1.6 million after-tax, amount retained due to the buyer being unable to close on the sale of the existing Poland building.

The EMS segment second quarter and first half of fiscal year 2010 included the benefit of $0.7 million favorable net tax accrual adjustments.  The EMS segment also recorded $0.8 million and $0.9 million in the second quarter and first half of fiscal year 2009, respectively, of tax benefit related to its European operations, and $0.3 million of favorable net tax accrual adjustments in both the second quarter and first half of fiscal year 2009.

Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Three Months Ended		Six Months Ended
	December 31		December 31

	2009	2008	2009	2008

Bayer AG affiliated sales as a percent of consolidated net sales	14%	10%	15%	11%
Bayer AG affiliated sales as a percent of EMS segment net sales	23%	20%	25%	22%

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

Risk factors within the EMS segment include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, the contract nature of this industry, unexpected integration issues with acquisitions, the concentration of sales to large customers, and the potential for customers to choose to insource a greater portion of their electronics manufacturing. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Furniture segment results were as follows:

	At or for the Three Months Ended			For the Six Months Ended
	December 31			December 31

	2009	2008	% Change	2009	2008	% Change
(Amounts in Millions)
Net Sales	$ 108.1	$ 160.7	(33%)	$ 217.3	$ 317.3	(32%)
Net Income (Loss)	$ (1.0)	$ 4.0	(125%)	$ 0.8	$ 7.2	(89%)
Restructuring (Income) Expense, net of tax	$ (0.1)	$ 0.2		$ (0.1)	$ 0.3
Open Orders	$ 61.4	$ 111.1	(45%)

The net sales decline in the Furniture segment for the three and six months ended December 31, 2009 compared to the same periods of the prior fiscal year resulted from decreased net sales of both office furniture and hospitality furniture. Decreased sales volumes of office furniture more than offset price increases net of higher discounting which contributed approximately $2.1 million and $5.5 million to net sales during the second quarter and first half of fiscal year 2010 when compared to the same periods of fiscal year 2009, respectively. Second quarter and fiscal 2010 year-to-date sales of newly introduced office furniture products which have been sold for less than twelve months approximated $6.5 million and $12.6 million, respectively. Furniture products open orders at December 31, 2009 declined when compared to the open orders at December 31, 2008 due to decreased open orders for both office furniture and hospitality furniture. Open orders at a point in time may not be indicative of future sales trends.

Second quarter and year-to-date fiscal year 2010 Furniture segment gross profit as a percent of net sales improved 1.2 and 2.3 percentage points when compared to the same periods of fiscal year 2009, respectively.  Items contributing to the improved second quarter and year-to-date gross profit as a percent of net sales included: price increases on select product, lower freight and commodity costs, a sales mix shift to higher margin product, and other overall cost reduction actions. A decrease in LIFO inventory reserves resulting primarily from lower LIFO inventory levels also positively impacted the fiscal-year-to-date 2010 gross profit. These improvements more than offset the negative impact of the lower volumes on the gross profit percentage, increased employee benefit costs, and increased discounting resulting from competitive pricing pressures. Due to the significant decline in sales volume, the gross profit dollars declined as compared to the second quarter and year-to-date period of fiscal year 2009.

Second quarter and year-to-date fiscal year 2010 selling and administrative expenses decreased in absolute dollars by 12% and 15%, respectively, but increased as a percent of net sales on the lower sales volumes, when compared to the same periods of fiscal year 2009. The second quarter and year-to-date fiscal year 2010 selling and administrative expense decline resulted from lower labor costs, lower profit-based incentive compensation costs, lower bad debt expense, and other improvements resulting from the focus on managing all costs. Partially offsetting the lower costs in the second quarter of fiscal year 2010 were increased employee benefit expenses and increased sales and product marketing costs.

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

Liquidity and Capital Resources

Working capital at December 31, 2009 was $173.2 million compared to working capital of $176.2 million at June 30, 2009. The current ratio was 1.7 at December 31, 2009 and 1.8 at June 30, 2009.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO), for the first half of fiscal year 2010 of 47.4 days increased from the 45.7 days for the first six months of fiscal year 2009. The Company defines DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the first six months of fiscal year 2010 decreased to 63.2 days from 64.2 days for the first six months of fiscal year 2009. The Company defines PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.

The Company's short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of the Company's revolving credit facility, totaled $158.9 million at December 31, 2009 compared to $183.7 million at June 30, 2009. The credit facility provides an option to increase the amount available by an additional $50 million at the Company's request, subject to participating banks' consent.

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings under credit facilities decreased from $88.6 million at June 30, 2009 to $62.3 million at December 31, 2009. Operating activities used $3.8 million of cash flow in the first six months of fiscal year 2010 compared to the $12.9 million of cash generated by operating activities in the first six months of fiscal year 2009.  Increased inventory levels were the primary operating activity use of cash. During the first half of fiscal year 2010, the Company reinvested $20.9 million into capital investments for the future, primarily for manufacturing equipment in both segments and the new Poland facility, which is part of the plan to consolidate the European manufacturing footprint. Financing cash flow activities for the first six months of fiscal year 2010 included $3.6 million in dividend payments, which was a decrease from the $11.7 million of dividends paid during the first six months of fiscal year 2009. The approximate 70% decline in dividends paid was a result of reduced dividend rates beginning in the fourth quarter of fiscal year 2009 to preserve cash. Consistent with the Company's historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During fiscal year 2010, the Company expects to minimize capital expenditures where appropriate but will continue to invest in capital expenditures prudently, particularly for projects that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability as the economy and the Company's markets recover. The Company plans to sell its Poland facility which is being replaced by the newly constructed larger Poland facility.

At December 31, 2009, the Company had $12.9 million of short-term borrowings outstanding under its $100 million credit facility described in more detail below. The Company also has several smaller foreign credit facilities available and had total borrowings of $1.4 million US dollar equivalent under these facilities as of December 31, 2009. At June 30, 2009, the Company had $12.7 million of short-term borrowings outstanding.

The Company maintains a $100 million credit facility with an expiration date in April 2013 that allows for both issuances of letters of credit and cash borrowings. The $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to the group of participating banks' consent. The $100 million credit facility requires the Company to comply with certain debt covenants including interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at December 31, 2009.

The Company believes the most significant covenants under its $100 million credit facility are minimum net worth and interest coverage ratio. The table below compares the actual net worth and interest coverage ratio with the limits specified in the credit agreement.

Covenant	At or For the Period Ended December 31, 2009	Limit As Specified in Credit Agreement	Excess
Minimum Net Worth	$385,974,000	$362,000,000	$23,974,000
Interest Coverage Ratio	65.0	3.0	62.0

The Interest Coverage Ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.

The outstanding balance under the $100 million credit facility at December 31, 2009 consisted of $12.9 million for a Euro currency borrowing, which provides a natural currency hedge against a Euro denominated intercompany note between the U.S. parent and Euro functional currency subsidiaries. There were also approximately $4.8 million in letters of credit against the credit facility. Total availability to borrow under the $100 million credit facility was $82.3 million at December 31, 2009.

The Company maintains a separate foreign credit facility for its EMS segment operation in Thailand which is backed by the $100 million revolving credit facility.  In addition to the $100 million credit facility, the Company can opt to utilize foreign credit facilities which are available to satisfy short-term cash needs at that specific location rather than funding from intercompany sources. The Company has a credit facility for its EMS segment operation in Poznan, Poland, which allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $8.6 million U.S. dollars at December 31, 2009 exchange rates). These foreign credit facilities can be cancelled at any time by either the bank or the Company. At December 31, 2009, the Company had $1.4 million US dollar equivalent of Euro denominated short-term borrowings outstanding under the foreign credit facility in Poland.

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

Fair Value

During fiscal year 2010, no financial assets were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. For available-for-sale securities classified as level 2 assets, the fair values are determined based on observable market inputs which use evaluated pricing models that vary by asset class and incorporate available trade, bid, and other market information. The Company evaluated the inputs used to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. The Company's foreign currency forward contract derivatives, which were classified as level 2 assets/liabilities, were independently valued using a financial risk management software package using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency forward contract derivatives.

The Company invested in a convertible promissory note and stock warrants of a privately-held company during the quarter ended December 31, 2009 and has been chosen as the primary supplier for the privately-held company to produce products in the future and negotiations for a definitive supply agreement are underway. The convertible promissory note, classified as an available-for-sale debt security, was valued using a recurring market-based method which approximates fair value by using the amortized cost basis of the promissory note, with the discount amortized to interest income over the term. The stock warrants, classified as derivative instruments, were valued on a recurring basis using a market-based method which utilizes the Black-Scholes valuation model.  The fair value measurements for the convertible promissory note and stock warrants were calculated using unobservable inputs and were classified as level 3 financial assets.

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

  Sales returns and allowances - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At December 31, 2009 and June 30, 2009, the reserve for returns and allowances was $3.2 million and $4.4 million, respectively. The returns and allowances reserve approximated 2% to 3% of gross trade receivables during the past two years.
  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at both December 31, 2009 and June 30, 2009 was $3.1 million. During the preceding two-year period, this reserve had been at or less than 1% of gross trade accounts receivable up until March 2009 and has since approximated 2% of gross trade accounts receivable. The higher reserve was driven by increased risk created by deteriorating market conditions at that time.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 10% and 14% of consolidated inventories at December 31, 2009 and June 30, 2009, respectively, including approximately 78% and 83% of the Furniture segment inventories at December 31, 2009 and June 30, 2009, respectively. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. The Company may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At December 31, 2009 and June 30, 2009, the Company's accrued liabilities for self-insurance exposure were $5.4 million and $6.5 million, respectively.

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

The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, the Company believes it has made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions was $3.6 million at December 31, 2009 and $3.5 million at June 30, 2009.

Goodwill - Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the Company compares the carrying value of the reporting unit to an estimate of the reporting unit's fair value to identify potential impairment. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting units considers current market conditions existing at the assessment date. In addition to performing the required annual testing, the Company will continue to monitor circumstances and events in future periods to determine whether additional goodwill impairment testing is warranted on an interim basis. The Company can provide no assurance that an impairment charge for the Company's remaining goodwill balance will not occur in future periods as a result of these analyses. At both December 31, 2009 and June 30, 2009, the Company's goodwill totaled $2.6 million.

New Accounting Standards

See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.

Forward-Looking Statements

Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "estimates," "projects," "expects," "anticipates," "forecasts," and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, continuing impacts of the global economic conditions, significant volume reductions from key contract customers, significant reduction in customer order patterns, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials, increased competitive pricing pressures reflecting excess industry capacities, successful execution of restructuring plans, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2009, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. The Company did not repurchase any shares under the repurchase program during the second quarter of fiscal year 2010. At December 31, 2009, two million shares remained available under the repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Share Owners was held on October 20, 2009. The Board of Directors was elected in its entirety, based on the following election results:

Nominees as Directors by Holders of Class A Common Stock	Votes For*	Votes Withheld
Douglas A. Habig	9,627,367	16,148
James C. Thyen	9,300,047	343,468
Christine M. Vujovich	9,300,047	343,468
Harry W. Bowman	9,300,047	343,468
Geoffrey L. Stringer	9,300,047	343,468
Thomas J. Tischhauser	9,627,367	16,148

There were 110,202 broker non-votes for the above nominees as Directors.
*Votes for nominees as Directors by holders of Class A Common Stock represented an average of 88% of the total 10,711,825 Class A shares outstanding and eligible to vote.

Nominee as Director by Holders of Class B Common Stock	Votes For**	Votes Withheld
Dr. Jack R. Wentworth	22,407,869	1,326,193
There were 3,126,338 broker non-votes for the above nominee as Director.
**Votes for nominee as Director by holders of Class B Common Stock represented 84% of the total 26,574,005 Class B shares outstanding and eligible to vote.

The appointment of the Deloitte Entities, an independent registered public accounting firm, as the Company's independent auditors for the fiscal year ended June 30, 2010 was approved by holders of Class A Common Stock based on the following voting results:
Votes for***: 9,642,235 Votes Against: -0- Votes Abstaining: 1,280
There were no broker non-votes for the appointment of the Deloitte Entities proposal.
***Votes for the appointment of the Deloitte Entities as the Company's independent auditors represented 90% of the total 10,711,825 Class A shares outstanding and eligible to vote.

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
February 5, 2010

By:	/s/ Robert F. Schneider
ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
February 5, 2010

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