Form 10-Q
period 2010-03-31
KIMBALL INTERNATIONAL INC
filed 2010-05-06
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the Registrant's common stock as of April 21, 2010 was:
Class A Common Stock - 10,733,475 shares
Class B Common Stock - 26,875,706 shares
1

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	March 31,	June 30,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$ 41,261	$ 75,932
Short-term investments	15,860	25,376
Receivables, net of allowances of $3,914 and $4,366, respectively	168,877	143,398
Inventories	150,436	127,004
Prepaid expenses and other current assets	45,073	35,720
Assets held for sale	1,160	1,358
Total current assets	422,667	408,788
Property and Equipment, net of accumulated depreciation of $338,203 and
$338,001, respectively	195,680	200,474
Goodwill	2,554	2,608
Other Intangible Assets, net of accumulated amortization of $63,159 and
$62,481, respectively	8,472	10,181
Other Assets	22,481	20,218
Total Assets	$ 651,854	$ 642,269
LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 61	$ 60
Accounts payable	183,700	165,051
Borrowings under credit facilities	-0-	12,677
Dividends payable	1,827	2,393
Accrued expenses	50,918	52,426
Total current liabilities	236,506	232,607
Other Liabilities:
Long-term debt, less current maturities	349	360
Other	29,268	26,948
Total other liabilities	29,617	27,308
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized
14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized
28,657,000 shares issued	1,433	1,433
Additional paid-in capital	93	343
Retained earnings	457,003	458,180
Accumulated other comprehensive loss	(2,291)	(501)
Less: Treasury stock, at cost:
Class A - 3,635,000 and 3,646,000 shares, respectively	(48,260)	(50,421)
Class B - 1,781,000 and 2,093,000 shares, respectively	(22,965)	(27,398)
Total Share Owners' Equity	385,731	382,354
Total Liabilities and Share Owners' Equity	$ 651,854	$ 642,269
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2010	2009	2010	2009
Net Sales	$ 282,347	$ 268,852	$ 832,167	$ 935,953
Cost of Sales	241,970	226,369	700,465	778,637
Gross Profit	40,377	42,483	131,702	157,316
Selling and Administrative Expenses	45,008	44,092	137,690	146,389
Other General Income	(6,724)	(23,178)	(9,980)	(33,084)
Restructuring Expense	933	689	1,710	2,705
Goodwill Impairment	-0-	14,559	-0-	14,559
Operating Income	1,160	6,321	2,282	26,747
Other Income (Expense):
Interest income	279	574	944	2,018
Interest expense	(27)	(163)	(133)	(1,553)
Non-operating income (expense)	243	441	2,683	(4,246)
Other income (expense), net	495	852	3,494	(3,781)
Income Before Taxes on Income	1,655	7,173	5,776	22,966
Provision (Benefit) for Income Taxes	(4,675)	3,059	(4,234)	8,486
Net Income	$ 6,330	$ 4,114	$ 10,010	$ 14,480

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$ 0.17	$ 0.11	$ 0.26	$ 0.38
Class B	$ 0.17	$ 0.11	$ 0.27	$ 0.39
Diluted Earnings Per Share:
Class A	$ 0.17	$ 0.11	$ 0.26	$ 0.38
Class B	$ 0.17	$ 0.11	$ 0.27	$ 0.39

Dividends Per Share of Common Stock:
Class A	$ 0.045	$ 0.045	$ 0.135	$ 0.355
Class B	$ 0.050	$ 0.050	$ 0.150	$ 0.370

Average Number of Shares Outstanding
Class A and B Common Stock:
Basic	37,573	37,286	37,408	37,119
Diluted	37,633	37,374	37,499	37,211
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Nine Months Ended March 31
	2010	2009
Cash Flows From Operating Activities:
Net income	$ 10,010	$ 14,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,335	28,186
Gain on sales of assets	(6,802)	(32,070)
Restructuring and exit costs	82	102
Deferred income tax and other deferred charges	(3,371)	(6,549)
Goodwill impairment	-0-	14,559
Stock-based compensation	1,560	1,687
Excess tax benefits from stock-based compensation	(263)	(297)
Other, net	(31)	-0-
Change in operating assets and liabilities:
Receivables	(28,420)	15,479
Inventories	(25,712)	17,553
Prepaid expenses and other current assets	(4,732)	7,144
Accounts payable	21,700	(7,966)
Accrued expenses	(812)	(15,689)
Net cash (used for) provided by operating activities	(10,456)	36,619
Cash Flows From Investing Activities:
Capital expenditures	(26,288)	(37,078)
Proceeds from sales of assets	12,321	48,263
Payments for acquisitions	-0-	(5,391)
Purchase of capitalized software and other assets	(316)	(623)
Purchases of available-for-sale securities	(6,555)	(5,449)
Sales and maturities of available-for-sale securities	15,644	9,270
Other, net	310	(320)
Net cash (used for) provided by investing activities	(4,884)	8,672
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	-0-	55,000
Payments on revolving credit facility	(12,248)	(33,348)
Additional net change in credit facilities	-0-	(35,805)
Payments on capital leases and long-term debt	(10)	(477)
Dividends paid to Share Owners	(5,437)	(17,600)
Excess tax benefits from stock-based compensation	263	297
Repurchase of employee shares for tax withholding	(1,201)	(1,209)
Net cash used for financing activities	(18,633)	(33,142)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(698)	(4,482)
Net (Decrease) Increase in Cash and Cash Equivalents	(34,671)	7,667
Cash and Cash Equivalents at Beginning of Period	75,932	30,805
Cash and Cash Equivalents at End of Period	$ 41,261	$ 38,472
Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) during the period for:
Income taxes	$ 8,070	$ (809)
Interest expense	$ 201	$ 1,706
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

Change in Accounting Policy:

During the third quarter of fiscal year 2010, the Company changed its classification of interest and penalties related to unrecognized tax benefits, reflected in the Condensed Consolidated Statements of Income. Interest related to unrecognized tax benefits was previously classified on either the Interest income line or the Interest expense line. Penalties related to unrecognized tax benefits were previously classified as Non-operating expense. In accordance with the guidance for accounting for uncertainty in income taxes, based on an accounting policy election, interest related to unrecognized tax benefits may either be classified as income taxes or interest, and penalties related to unrecognized tax benefits may either be classified as income taxes or another expense classification. Beginning January 1, 2010, the Company revised its accounting policy and now classifies interest and penalties related to unrecognized tax benefits in the Provision (Benefit) for Income Taxes line of the Condensed Consolidated Statements of Income. The Company believes that the classification of interest and penalties in the Provision (Benefit) for Income Taxes line is preferable because it is management's belief that interest and penalties related to unrecognized tax benefits are costs of managing taxes payable (as opposed to, for example, interest as a cost of debt). Also, this presentation is more consistent with the practice followed by most of the Company's competitors. As a result of reclassifying interest related to unrecognized tax benefits, the Company's interest coverage ratio, which is a debt covenant in its revolving credit facility, will change. This change does not impact the Company's compliance with this debt covenant. Interest income and penalties related to unrecognized tax benefits during the third quarter of fiscal year 2010, in thousands, was ($21) and $3, respectively. Prior periods were not adjusted retrospectively due to immateriality. This change had no impact on Operating Income, Net Income, or Earnings Per Share. This change had an impact on Income Before Taxes on Income, however the impact was not material.

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

Effective July 1, 2009, the Company revised the useful lives of Surface Mount Technology (SMT) production equipment from 5 years to 7 years. Additionally, effective October 1, 2008, the Company revised the useful lives of Enterprise Resource Planning (ERP) software from 7 years to 10 years. The effect of these changes in estimates, compared to the original depreciation and amortization, for the three and nine months ended March 31, 2010 was a pre-tax reduction in depreciation and amortization expense of, in thousands, ($537) and ($1,611), respectively. The pre-tax reduction in amortization expense for both the three and nine months ended March 31, 2009 was, in thousands, ($460) and ($942), respectively. The pre-tax (decrease) increase to depreciation and amortization expense in future periods is expected to be, in thousands, ($537) for the remaining three months of fiscal year 2010, and ($1,010), $141, $1,052, and $1,272 in the four years ending June 30, 2014, and $1,756 thereafter.

Revisions to the Earnings Per Share Calculation:

In June 2008, the Financial Accounting Standards Board (FASB) issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. Under the guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends are considered to be a separate class of securities and are excluded from the common stock EPS calculations. The Company's restricted share unit awards meet the definition of a participating security when held by retirement-age participants. The guidance became effective as of the beginning of the Company's fiscal year 2010 and required that previously reported earnings per share data be recast in financial statements issued in periods after the effective date. The guidance impacted the Company's Class A Common Stock earnings per share results for certain interim periods and the annual period of fiscal year 2009. The impact on Class A basic and diluted earnings per share for the nine months ended March 31, 2009 was a reduction from $0.39 as originally reported to $0.38. The impact on fiscal year 2009 Class A basic earnings per share was a reduction from $0.47 as originally reported to $0.46. Class B Common Stock calculations were not impacted significantly enough to cause a change in the earnings per share result.

Goodwill and Other Intangible Assets:

The Electronic Manufacturing Services (EMS) segment had goodwill net of accumulated impairment losses of, in thousands, $2,554 and $2,608, as of March 31, 2010 and June 30, 2009, respectively. Goodwill decreased by, in thousands, $54 during the nine months ended March 31, 2010 due to the effect of changes in foreign currency exchange rates.

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

No goodwill impairment was recorded in the three and nine months ended March 31, 2010. During the third quarter of fiscal year 2009, goodwill was reviewed on an interim basis due to the continued uncertainty associated with the economy and the significant decline in the Company's sales and order trends during the quarter as well as the increased disparity between the Company's market capitalization and the carrying value of its stockholders' equity. Interim testing resulted in the recognition of goodwill impairment in the prior year third quarter of, in thousands, $12,826 within the EMS segment and $1,733 within the Furniture segment. The impairment was recorded on the Goodwill Impairment line item of the Company's Condensed Consolidated Statements of Income.

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

A summary of other intangible assets subject to amortization by segment was as follows:

	March 31, 2010			June 30, 2009
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Electronic Manufacturing Services:
Capitalized Software	$27,424	$ 24,719	$ 2,705	$27,455	$ 24,217	$ 3,238
Customer Relationships	1,167	585	582	1,167	448	719
Other Intangible Assets	$28,591	$ 25,304	$ 3,287	$28,622	$ 24,665	$ 3,957

Furniture:
Capitalized Software	$36,040	$ 32,179	$ 3,861	$37,107	$ 32,533	$ 4,574
Product Rights	1,160	436	724	1,160	334	826
Other Intangible Assets	$37,200	$ 32,615	$ 4,585	$38,267	$ 32,867	$ 5,400

Unallocated Corporate:
Capitalized Software	$ 5,840	$ 5,240	$ 600	$ 5,773	$ 4,949	$ 824
Other Intangible Assets	$ 5,840	$ 5,240	$ 600	$ 5,773	$ 4,949	$ 824

Consolidated	$71,631	$ 63,159	$ 8,472	$72,662	$ 62,481	$ 10,181

Amortization expense related to other intangible assets was, in thousands, $631 and $1,898 during the quarter and year-to-date periods ended March 31, 2010, respectively. Amortization expense related to other intangible assets was, in thousands, $726 and $3,269 during the quarter and year-to-date periods ended March 31, 2009, respectively. Amortization expense in future periods is expected to be, in thousands, $347 for the remainder of fiscal year 2010, and $2,102, $1,862, $1,509, and $1,128 in the four years ending June 30, 2014, and $1,524 thereafter. The amortization period for product rights is 7 years. The amortization periods for customer relationship intangible assets range from 10 to 16 years.  The estimated useful life of internal-use software ranges from 3 to 10 years.

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

Other General Income:

Other General Income in fiscal year 2010 included a gain on the sale of the Company's Poland facility and land and settlement proceeds related to an antitrust class action lawsuit of which the Company was a class member. Other General Income in fiscal year 2009 included a gain related to the sale of undeveloped land and timberland holdings, as well as earnest money deposits retained by the Company resulting from the termination of a contract to sell and lease back the Company's Poland facility and land.

Components of Other General Income:
	Three Months Ended		Nine Months Ended
(Amounts in Thousands)	March 31		March 31
	2010	2009	2010	2009
Gain on Sale of Poland Facility and Land	$ 6,724	$ -0-	$ 6,724	$ -0-
Settlement Proceeds Related to Antitrust Class Action Lawsuit	-0-	-0-	3,256	-0-
Gain on Sale of Undeveloped Land and Timberland Holdings	-0-	23,178	-0-	31,156
Earnest Money Deposits Retained	-0-	-0-	-0-	1,928
Other General Income	$ 6,724	$ 23,178	$ 9,980	$ 33,084

Non-operating Income (Expense):

Non-operating income (expense) included the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on Supplemental Employee Retirement Plan (SERP) investments, non-production rent income, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain or loss on SERP investments is exactly offset by a change in the SERP liability that is recognized in selling and administrative expenses.

Components of Non-operating income (expense), net:
	Three Months Ended		Nine Months Ended
(Amounts in Thousands)	March 31		March 31
	2010	2009	2010	2009
Foreign Currency/Derivative Gain (Loss)	$ (454)	$ 1,075	$ 329	$ 87
Gain (Loss) on Supplemental Employee Retirement Plan Investments	540	(749)	2,560	(4,106)
Other	157	115	(206)	(227)
Non-operating income (expense), net	$ 243	$ 441	$ 2,683	$ (4,246)

Effective Tax Rate:

For the third quarter fiscal year 2010 year-to-date period, the Company used the actual effective tax rate for the year-to-date tax provision calculation because a reliable estimate of the full-year effective tax rate could not be made. Relatively low pre-tax income coupled with the mix of operating results in multiple taxing jurisdictions and the difficulty of forecasting in certain markets caused significant uncertainty in the estimate of the annual effective tax rate.

The fiscal 2010 year-to-date actual effective tax rate was (73.3%) compared to the effective tax rate for the same period of fiscal year 2009 of 37.0%. Relatively low pre-tax income coupled with a tax benefit due to a tax planning strategy related to the sale of a facility and land in Poland and a favorable impact of the Company's earnings mix drove the significantly lower effective tax rate compared to the same period of fiscal year 2009. The mix of earnings between U.S. and foreign jurisdictions resulted in an overall tax benefit due to U.S. losses which have a higher statutory tax rate than the Company's foreign operations which were profitable in the first nine months of fiscal year 2010.

New Accounting Standards:

In January 2010, the FASB issued guidance to improve disclosures about fair value instruments. The guidance requires additional disclosure about significant transfers between levels 1, 2, and 3 of the fair value hierarchy and requires disclosure of changes in level 3 activity on a gross basis. In addition, the guidance clarifies existing requirements regarding the required level of disaggregation by class of assets and liabilities and also clarifies disclosures of inputs and valuation techniques. The guidance became effective beginning in the Company's third quarter of fiscal year 2010, except for the requirement to disclose level 3 activity on a gross basis, which will be effective as of the beginning of the Company's fiscal year 2012. The adoption did not have a material impact on the Company's consolidated financial statements.

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

Note 2. Inventories

Inventory components of the Company were as follows:

	March 31,	June 30,
(Amounts in Thousands)	2010	2009
Finished Products	$ 37,453	$ 35,530
Work-in-Process	13,236	11,752
Raw Materials	112,174	93,999
Total FIFO Inventory	$162,863	$141,281
LIFO Reserve	(12,427)	(14,277)
Total Inventory	$150,436	$127,004

For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. During the three and nine-month periods ended March 31, 2010, LIFO inventory liquidations increased net income by, in thousands, $412 and $1,379, respectively. During the three and nine-month periods ended March 31, 2009, LIFO inventory liquidations increased net income by, in thousands, $764 and $1,764, respectively.

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to Share Owners. Comprehensive income (loss), shown net of tax if applicable, for the three and nine-month periods ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
(Amounts in Thousands)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$ 6,330			$ 4,114
Other comprehensive income (loss):
Foreign currency translation adjustments	$ (5,610)	$ 1,228	$ (4,382)	$ (3,035)	$ (406)	$ (3,441)
Postemployment severance actuarial change	(1,823)	727	(1,096)	(1,690)	674	(1,016)
Other fair value changes:
Available-for-sale securities	(90)	36	(54)	594	(237)	357
Derivatives	1,990	(544)	1,446	(1,135)	57	(1,078)
Reclassification to (earnings) loss:
Available-for-sale securities	(272)	108	(164)	(148)	59	(89)
Derivatives	(1,042)	317	(725)	2,571	(919)	1,652
Amortization of prior service costs	71	(27)	44	71	(28)	43
Amortization of actuarial change	310	(123)	187	169	(68)	101
Other comprehensive income (loss)	$ (6,466)	$ 1,722	$ (4,744)	$ (2,603)	$ (868)	$ (3,471)
Total comprehensive income			$ 1,586			$ 643

	Nine Months Ended March 31, 2010			Nine Months Ended March 31, 2009
(Amounts in Thousands)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$ 10,010			$ 14,480
Other comprehensive income (loss):
Foreign currency translation adjustments	$ (3,689)	$ 796	$ (2,893)	$ (9,330)	$ (1,286)	$ (10,616)
Postemployment severance actuarial change	(2,497)	996	(1,501)	(1,690)	674	(1,016)
Other fair value changes:
Available-for-sale securities	(134)	54	(80)	1,585	(632)	953
Derivatives	2,844	(684)	2,160	(15,732)	4,690	(11,042)
Reclassification to (earnings) loss:
Available-for-sale securities	(328)	130	(198)	(148)	59	(89)
Derivatives	343	(117)	226	6,276	(2,559)	3,717
Amortization of prior service costs	214	(84)	130	214	(85)	129
Amortization of actuarial change	608	(242)	366	177	(71)	106
Other comprehensive income (loss)	$ (2,639)	$ 849	$ (1,790)	$ (18,648)	$ 790	$ (17,858)
Total comprehensive income (loss)			$ 8,220			$ (3,378)

Accumulated other comprehensive loss, net of tax effects, was as follows:
	March 31, 2010	June 30, 2009
(Amounts in Thousands)
Foreign currency translation adjustments	$ 4,928	$ 7,821
Unrealized gain (loss) from:
Available-for-sale securities	185	463
Derivatives	(3,345)	(5,731)
Postemployment benefits:
Prior service costs	(850)	(980)
Net actuarial loss	(3,209)	(2,074)
Accumulated other comprehensive loss	$ (2,291)	$ (501)

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

	Three Months Ended				Nine Months Ended
	March 31				March 31
(Amounts in Thousands)	2010		2009		2010		2009
Net Sales:
Electronic Manufacturing Services	$190,137		$140,630		$522,606		$ 490,463
Furniture	92,181		128,222		309,487		445,490
Unallocated Corporate and Eliminations	29		-0-		74		-0-
Consolidated	$282,347		$268,852		$832,167		$ 935,953

Net Income (Loss):
Electronic Manufacturing Services	$ 10,766		$ (9,570)		$ 13,212		$ (11,047)
Furniture	(4,543)		(1,615)		(3,759)		5,617
Unallocated Corporate and Eliminations	107		15,299		557		19,910
Consolidated	$ 6,330	(1)	$ 4,114	(2)	$ 10,010	(1)	$ 14,480	(2)

(1) Net Income (Loss) included after-tax restructuring charges, in thousands, of $549 and $1,025 in the three and nine months ended March 31, 2010, respectively. The EMS segment recorded, in the three and nine months ended March 31, 2010, in thousands, $529 and $1,034, respectively, of after-tax restructuring charges. The Furniture segment recorded, in the three and nine months ended March 31, 2010, in thousands, $0 and $(51), respectively, of after-tax restructuring income. Unallocated Corporate and Eliminations recorded, in the three and nine months ended March 31, 2010, in thousands, $20 and $42, respectively, of after-tax restructuring charges. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion. Additionally, the EMS segment recorded for both the three and nine months ended March 31, 2010, after-tax income of $7.7 million resulting from the gain on the sale of the Poland facility and land. The EMS segment also recorded for the nine months ended March 31, 2010, after-tax income of  $2.0 million resulting from settlement proceeds related to an antitrust class action lawsuit of which the Company was a class member.

(2) Net Income (Loss) included after-tax restructuring charges, in thousands, of $420 and $1,675 in the three and nine months ended March 31, 2009, respectively.  The EMS segment recorded, in the three and nine months ended March 31, 2009, in thousands, $178 and $1,077, respectively, of after-tax restructuring charges.  The Furniture segment recorded, in the three and nine months ended March 31, 2009, in thousands, $71 and $360, respectively, of after-tax restructuring charges.  Unallocated Corporate and Eliminations recorded, in the three and nine months ended March 31, 2009, in thousands, $171 and $238, respectively, of after-tax restructuring charges.  See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.  Additionally, the EMS segment recorded for the nine months ended March 31, 2009, $1.6 million of after-tax income for earnest money deposits retained by the Company resulting from the termination of the contract to sell the Company's Poland building and real estate.  Unallocated Corporate and Eliminations also recorded, for both the three and nine months ended March 31, 2009, in millions, $13.9 and $18.7, respectively, of after-tax gains on the sale of undeveloped land holdings and timberlands. Also, for both the three and nine months ended March 31, 2009, the Company recorded $9.1 million of after-tax costs related to goodwill impairment, consisting of $8.0 million in the EMS segment and $1.1 million in the Furniture segment. See the Goodwill and Other Intangible Assets section of Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further discussion.

	March 31,	June 30,
(Amounts in Thousands)	2010	2009
Total Assets:
Electronic Manufacturing Services	$412,613	$351,506
Furniture	179,349	184,755
Unallocated Corporate and Eliminations	59,892	106,008
Consolidated	$651,854	$642,269

Note 5. Commitments and Contingent Liabilities

Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of March 31, 2010, the Company had a maximum financial exposure from unused standby letters of credit totaling $4.8 million. The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements. Accordingly, no liability has been recorded as of March 31, 2010 with respect to the standby letters of credit. The Company also enters into commercial letters of credit to facilitate payment to vendors and from customers.

The Company estimates product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the nine months ended March 31, 2010 and 2009 were as follows:

	Nine Months Ended March 31
(Amounts in Thousands)	2010	2009
Product Warranty Liability at the beginning of the period	$ 2,176	$ 1,470
Accrual for warranties issued	493	1,074
Additions (Reductions) related to pre-existing warranties (including changes in estimates)	(77)	157
Settlements made (in cash or in kind)	(712)	(867)
Product Warranty Liability at the end of the period	$ 1,880	$ 1,834

Note 6. Restructuring Expense

The Company recognized consolidated pre-tax restructuring expense of $0.9 million and $1.7 million in the three and nine months ended March 31, 2010, respectively, and $0.7 million and $2.7 million in the three and nine months ended March 31, 2009, respectively. The action discussed below represents the majority of the restructuring costs during the period presented in the summary table on the following page. Former restructuring plans that are substantially complete and did not have significant expense during the period presented are included in the summary table on the following page under the caption Other Restructuring Plans and include the Furniture segment Office Furniture Manufacturing Consolidation Plan and the Unallocated Corporate Gaylord restructuring plan.

The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.

European Consolidation Plan:

During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company previously had one operation in Poznan. The Company successfully completed the move of production from Longford, Ireland, into that existing Poznan facility during the fiscal year 2009 second quarter. As part of the plan, the Company is also consolidating its EMS facilities located in Bridgend, Wales, and Poznan, Poland, into a new larger facility in Poznan, which is expected to improve the Company's margins in the very competitive EMS market. Construction of the new, larger facility in Poland is complete and limited production has begun. The plan is being executed in stages with a projected final completion of the consolidation by mid-fiscal year 2012. The Company sold the existing Poland facility and land during the fiscal year 2010 third quarter and recorded a $6.7 million pre-tax gain which is included in the Other General Income line on the Company's Condensed Consolidated Statements of Income. The Company is leasing back a portion of the facility until it completes the transfer of production to the new facility. The Company currently estimates that the total pre-tax charges related to the consolidation activities will be approximately, in millions, $21.2 consisting of  $19.6 of severance and other employee costs, $0.4 of property and equipment asset impairment, $0.7 of lease exit costs, and $0.5 of other exit costs.

Summary of All Plans
	Accrued June 30, 2009 (2)	Nine Months Ended March 31, 2010					Accrued March 31, 2010 (2)	Total Charges Incurred Since Plan Announcement (3)	Total Expected Plan Costs (3)
(Amounts in Thousands)		Amounts Charged (Income) Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Adjustments
EMS Segment
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$ 12,288	$ 1,489	$ -0-	$(2,041)	$ (992)	(4)	$10,744	$ 19,090	$19,613
Asset Write-downs	-0-	-0-	82	(82)	-0-		-0-	428	428
Plant Closure and Other Exit Costs	-0-	154	-0-	(154)	-0-		-0-	611	1,132
Total EMS Segment	$ 12,288	$ 1,643	$ 82	$(2,277)	$ (992)		$10,744	$ 20,129	$21,173
Furniture Segment
Other Restructuring Plans (1)	-0-	(83)	-0-	83	-0-		-0-	152	152
Unallocated Corporate
Other Restructuring Plans (1)	-0-	68	-0-	(68)	-0-		-0-	644	750
Consolidated Total of All Plans	$ 12,288	$ 1,628	$ 82	$(2,262)	$ (992)		$10,744	$ 20,925	$22,075

(1) Other Restructuring Plans with charges during the nine months ended March 31, 2010 include the Office Furniture Manufacturing Consolidation Plan initiated in fiscal year 2009 and the Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007.
(2) Accrued restructuring at March 31, 2010 and June 30, 2009 was $10.7 million and $12.3 million, respectively. The balances include $2.2 million and $3.8 million recorded in current liabilities at March 31, 2010 and June 30, 2009, respectively, and $8.5 million recorded in other long-term liabilities at both March 31, 2010 and June 30, 2009.

(3) These columns include restructuring plans that were active during the nine months ended March 31, 2010, including the EMS segment European Consolidation Plan initiated in fiscal year 2008, the Furniture segment Office Furniture Manufacturing Consolidation Plan initiated in fiscal year 2009, and the Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007.
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

The Company invested in convertible promissory notes and stock warrants of a privately-held company during the quarters ended March 31, 2010 and December 31, 2009. The Company has been chosen as the primary supplier for the privately-held company to produce products in the future and negotiations for a definitive supply agreement are in process.

The convertible promissory notes are classified as available-for-sale debt securities as a result of the conversion option and were valued using a recurring market-based method which approximates fair value by using the amortized cost basis of the promissory notes, with the discount amortized to interest income over the term. The stock warrants are classified as derivative instruments as a result of a net settlement feature and were valued on a recurring basis using a market-based method which utilizes the Black-Scholes valuation model with the following inputs: risk-free interest rate, volatility, expected life, and the estimated stock price.

See Note 9 - Short-Term Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the convertible debt securities. See Note 8 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information regarding the stock warrants.

There were no other changes in the Company's inputs or valuation techniques used to measure fair values compared to those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Recurring Fair Value Measurements:
As of March 31, 2010 and June 30, 2009, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:
	March 31, 2010
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$ 25,307	$ -0-	$ -0-	$ 25,307
Available-for-sale securities: Municipal securities	-0-	14,084	-0-	14,084
Available-for-sale securities: Convertible debt securities	-0-	-0-	1,776	1,776
Derivatives: Foreign exchange contracts	-0-	1,848	-0-	1,848
Derivatives: Stock warrants	-0-	-0-	286	286
Nonqualified supplemental employee retirement plan assets	13,952	-0-	-0-	13,952
Total assets at fair value	$ 39,259	$ 15,932	$ 2,062	$ 57,253
Liabilities
Derivatives: Foreign exchange contracts	$ -0-	$ 318	$ -0-	$ 318
Total liabilities at fair value	$ -0-	$ 318	$ -0-	$ 318

	June 30, 2009
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$ 42,114	$ -0-	$ -0-	$ 42,114
Available-for-sale securities: Municipal securities	-0-	25,376	-0-	25,376
Derivatives: Foreign exchange contracts	-0-	784	-0-	784
Nonqualified supplemental employee retirement plan assets	10,992	-0-	-0-	10,992
Total assets at fair value	$ 53,106	$ 26,160	$ -0-	$ 79,266
Liabilities
Derivatives: Foreign exchange contracts	$ -0-	$ 3,407	$ -0-	$ 3,407
Total liabilities at fair value	$ -0-	$ 3,407	$ -0-	$ 3,407

During the three months ended March 31, 2010, the Company purchased convertible debt securities of $0.9 million and stock warrants of $0.1 million. During the nine months ended March 31, 2010, the Company purchased convertible debt securities of $1.7 million and stock warrants of $0.3 million. The changes in fair value of Level 3 investment assets for the three and nine months ended March 31, 2010 were immaterial. There were no Level 3 investments as of the fiscal year ended June 30, 2009.

Non-Recurring Fair Value Measurements:

During the three and nine months ended March 31, 2010, the Company had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

Disclosure of Other Financial Instruments:

Other financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value have carrying amounts that approximate fair value as follows:

Assets	Liabilities
Certain cash and cash equivalents	Accounts payable
Receivables	Borrowings under credit facilities
Other assets not recorded at fair value	Dividends payable
Accrued expenses

The fair value estimate for long-term debt, excluding capital leases, was estimated using a discounted cash flow analysis based on quoted long-term debt market rates adjusted for the Company's non-performance risk. There was an immaterial difference between the carrying value and estimated fair value of long-term debt as of March 31, 2010 and June 30, 2009.

Note 8.  Derivative Instruments

Foreign Exchange Contracts:

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

The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of March 31, 2010, the Company had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $22.9 million and to hedge currencies against the Euro in the aggregate notional amount of 16.0 million EUR. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.

In limited cases due to unexpected changes in forecasted transactions, cash flow hedges may cease to meet the criteria to be designated as cash flow hedges. Depending on the type of exposure hedged, the Company may either purchase a derivative contract in the opposite position of the undesignated hedge or may retain the hedge until it matures if the hedge continues to provide an adequate offset in earnings against the currency revaluation impact of foreign currency denominated liabilities.

The fair value of outstanding derivative instruments is recognized on the balance sheet as a derivative asset or liability. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners' Equity, and are subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The ineffective portion of the derivative gain or loss is reported in the Non-operating income (expense) line item on the Condensed Consolidated Statements of Income immediately. The gain or loss associated with derivative instruments that are not designated as hedging instruments or that cease to meet the criteria for hedging under FASB guidance is also reported in the Non-operating income (expense) line item on the Condensed Consolidated Statements of Income immediately.

Based on fair values as of March 31, 2010, the Company estimates that $3.9 million of pre-tax derivative losses deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on foreign exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time the Company had hedged its exposure to the variability in future cash flows was 11 and 15 months as of March 31, 2010 and June 30, 2009, respectively.

Stock Warrants:

In conjunction with the Company's investment in convertible debt securities of a privately-held company during the quarters ended March 31, 2010 and December 31, 2009, the Company received common and preferred stock warrants which provide the right to purchase the privately-held company's equity securities at a specified exercise price. Specifically, the Company received stock warrants to purchase 2,000,000 shares of common stock at a $0.15 per share exercise price and received stock warrants to purchase a number of shares of preferred stock based on the latest preferred stock offering price (1,333,000 shares of preferred stock at a $1.50 per share exercise price, based on the last offering price of outstanding preferred stock). The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. Gains and losses on the revaluation of stock warrants are recognized in the Non-operating income (expense) line item on the Condensed Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	March 31, 2010	June 30, 2009	Balance Sheet Location	March 31, 2010	June 30, 2009
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$ 1,662	$ 742	Accrued expenses	$ -0-	$ 2,581

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	186	42	Accrued expenses	318	631
Foreign exchange contracts				Other liabilities (long-term)	-0-	195
Stock warrants	Other assets (long-term)	286	-0-
Total derivatives		$ 2,134	$ 784		$ 318	$ 3,407

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
		Three Months Ended March 31		Nine Months Ended March 31
(Amounts in Thousands)		2010	2009	2010	2009
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts		$ 1,990	$ (1,135)	$ 2,844	$(15,732)

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income
(Amounts in Thousands)
		Three Months Ended March 31		Nine Months Ended March 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2010	2009	2010	2009
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Net Sales	$ -0-	$ (188)	$ 12	$ (188)
Foreign exchange contracts	Cost of Sales	973	(2,483)	(429)	(4,202)
Foreign exchange contracts	Non-operating income (expense)	69	101	30	(2,030)
Total		$ 1,042	$ (2,570)	$ (387)	$ (6,420)

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$ -0-	$ (1)	$ 44	$ 144

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$ (54)	$ 384	$ (491)	$ 384
Stock warrants	Non-operating income (expense)	(5)	-0-	(5)	-0-
Total		$ (59)	$ 384	$ (496)	$ 384

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$ 983	$ (2,187)	$ (839)	$ (5,892)

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

Municipal Securities
(Amounts in Thousands)	March 31, 2010	June 30, 2009
Amortized cost basis	$ 13,776	$ 24,606
Unrealized holding gains	312	770
Unrealized holding losses	(4)	-0-
Other-than-temporary impairment	-0-	-0-
Fair Value	$ 14,084	$ 25,376

At March 31, 2010, there were no individual securities with a material unrealized holding loss. Securities with unrealized losses have been in a continuous loss position for less than 12 months. There were no individual securities with an unrealized holding loss at June 30, 2009.

Activity for the municipal securities that were classified as available-for-sale was as follows:

Municipal Securities	Three Months Ended March 31		Nine Months Ended March 31
(Amounts in Thousands)	2010	2009	2010	2009
Proceeds from sales	$ 11,770	$ 3,701	$ 14,879	$ 6,970
Gross realized gains from sale of available-for-sale securities included in earnings	272	135	328	188
Gross realized losses from sale of available-for-sale securities included in earnings	-0-	(5)	-0-	(40)
Net unrealized holding gain (loss) included in Other Comprehensive Income (Loss)	(90)	594	(134)	1,585
Net (gains) losses reclassified out of Other Comprehensive Income (Loss)	(272)	(148)	(328)	(148)

Realized gains and losses are reported in Other Income (Expense) category of the Condensed Consolidated Statements of Income. The cost of each individual security was used in computing the realized gains and losses. No other-than-temporary impairment was recorded during the three and nine months ended March 31, 2010 and March 31, 2009.

Convertible Debt Securities:

On February 1, 2010 and December 17, 2009, the Company purchased secured convertible promissory notes from a privately-held company with face amounts of $1.0 million for each note. The Company has been chosen as the primary supplier for the privately-held company to produce products in the future, and negotiations for a definitive supply agreement are in process. The convertible notes are accounted for as available-for-sale debt securities and are recorded at fair value.  Interest accrues on the debt securities at a rate of 8.00% per annum and is due with the principal at the February 1, 2011 and December 17, 2010 maturity dates.  The debt securities are convertible into the preferred stock of the privately-held company upon certain events, including a qualified financing, a nonqualified financing, initial public offering, or a change in control.

In connection with the purchase of the debt securities, the Company also received stock warrants to purchase the common and preferred stock of the privately-held company at a specified exercise price. See Note 8 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information regarding stock warrants.

In the aggregate, the investments, security interest, and supply agreement do not rise to the level of a material variable interest or a controlling interest in the privately-held company which would require consolidation.

See Note 7 - Fair Value of Financial Assets and Liabilities of Notes to Condensed Consolidated Financial Statements for more information on the fair value of available-for-sale securities.  Unrealized losses on the debt securities will be recognized in earnings when there is an intent to sell or is likely to be required to sell before recovery of the loss, or when the debt securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax related effect as a component of Share Owners' Equity.

Supplemental Employee Retirement Plan Investments:

The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees. The SERP is structured as a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income. Adjustments made to revalue the SERP liability are also recognized in income and exactly offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains and (losses) for the nine-month periods ended March 31, 2010 and 2009 was, in thousands, $2,515 and ($3,996), respectively. SERP asset and liability balances were as follows:

(Amounts in Thousands)	March 31, 2010	June 30, 2009
SERP investment - current asset	$ 5,220	$ 3,536
SERP investment - other long-term asset	8,732	7,456
Total SERP investment	$ 13,952	$ 10,992

SERP obligation - current liability	$ 5,220	$ 3,536
SERP obligation - other long-term liability	8,732	7,456
Total SERP obligation	$ 13,952	$ 10,992

Note 10.  Assets Held for Sale

At March 31, 2010, a facility and land related to the Gaylord, Michigan, exited operation within the EMS segment were classified as held for sale and totaled, in thousands, $1,160. The assets were reported as Unallocated Corporate assets for segment reporting purposes.  The Company expects to sell these assets during the next 12 months. During the year-to-date period of fiscal year 2010, the Company sold equipment related to previously held timberlands, and the sale had an immaterial effect on the Company's consolidated financial statements. At June 30, 2009, the Company had, in thousands, assets totaling $1,358 classified as held for sale.

Note 11. Postemployment Benefits

The Company maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. The components of net periodic postemployment benefit cost applicable to the Company's severance plans were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2010	2009	2010	2009
Service cost	$ 217	$ 108	$ 595	$ 270
Interest cost	122	46	334	115
Amortization of prior service costs	71	71	214	214
Amortization of actuarial change	310	169	608	177
Net periodic benefit cost	$ 720	$ 394	$1,751	$ 776

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

Performance Shares	Quarter Awarded	Maximum Potential Shares Issuable	Grant Date Fair Value (4)
Annual Performance Shares - Class A (1)	1st Quarter	240,000	$ 6.24
Long-Term Performance Shares - Class A (2)	1st Quarter	726,350	$ 6.24
Long-Term Performance Shares - Class A (2)	2nd Quarter	1,280	$ 7.22
Annual Performance Shares - Class A (1)	3rd Quarter	1,167	$ 7.32
Long-Term Performance Shares - Class A (2)	3rd Quarter	4,766	$ 7.32

Unrestricted Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Unrestricted Shares (Director Compensation) - Class B (3)	2nd Quarter	19,662	$ 7.63

(1)	Annual performance shares were awarded to officers. Payouts will be based upon the fiscal year 2010 cash incentive payout percentages calculated under the Company's 2005 Profit Sharing Incentive Bonus Plan. The number of shares issued will be less than the maximum potential shares issuable if the maximum cash incentive payout percentages are not achieved. Annual performance shares vest after one year.
(2)	Long-term performance shares were awarded to officers and other key employees. Payouts will be based upon the cash incentive payout percentages calculated under the Company's 2005 Profit Sharing Incentive Bonus Plan. Long-term performance shares are based on five successive annual performance measurement periods, with each annual tranche having a grant date when economic profit tiers are established at the beginning of the applicable fiscal year and a vesting date at the end of each annual period. The number of shares issued will be less than the maximum potential shares issuable if the maximum cash incentive payout percentages are not achieved.
(3)	Unrestricted shares were awarded to non-employee members of the Board of Directors as compensation for director's fees, as a result of directors' elections to receive unrestricted shares in lieu of cash payment. Director's fees are expensed over the period that directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
(4)	The grant date fair value of performance shares is based on the stock price at the date of the award, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The grant date fair value shown for long-term performance shares is applicable to the first tranche only. The grant date fair value of the unrestricted shares was based on the stock price at the date of the award.

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

Within both segments, most of the markets in which the Company competes were adversely affected by the global recession and liquidity crisis. The Company experienced declining sales and order trends beginning in the second quarter of fiscal year 2009, but the EMS segment open order trend has subsequently rebounded with four consecutive quarterly increases. Open orders at March 31, 2010 were 29% higher in the EMS segment; however, open orders were 34% lower in the Furniture segment when compared to March 31, 2009. As compared to the most recent quarter ending December 31, 2009, the March 31, 2010 open orders for the EMS segment increased 16%, and the Furniture segment open orders declined 7%.  While open orders at a point in time are not necessarily indicative of future sales, the EMS segment improvements are encouraging.

After experiencing 15% sales declines in calendar year 2009, the EMS industry sales projections (by IDC, InForum, and Electronic Trend Publications) show average forecasted growth for calendar year 2010 of 7.2% compared to calendar year 2009. In addition, the Semiconductor Industry Association (SIA) reported that semiconductor sales are projected to grow approximately 10% in calendar year 2010, and although the Company does not directly serve this market, it may be indicative of end market demand for products utilizing electronic components.

 The Company continues its strategy of diversification within the EMS segment customer base as it currently focuses on the four key vertical markets of medical, automotive, industrial control, and public safety. Short-term demand in the automotive market improved during the first half of the Company's fiscal year 2010 in conjunction with the Cash for Clunkers program. Automotive activity in the third quarter of fiscal year 2010 remained strong with sustained activity projected for the fourth quarter of fiscal year 2010. Thereafter, automotive demand is expected to return to a more normal level due to the impact of current economic conditions on durable goods spending. Demand in the medical market has remained stable, and the Company sees signs of growth. The industrial control vertical market is also showing signs of stability, after benefiting from spending targeted at energy savings technologies, and the public safety vertical market is likewise stable. Sales to customers in the medical industry are the largest portion of the Company's EMS segment with sales to customers in the automotive industry being the second largest of the four vertical markets. The Company's sales to customers in the automotive industry are diversified among more than ten domestic and foreign customers and represented approximately 30% of the EMS segment's net sales for the third quarter of fiscal year 2010. The amount of sales of electronic components that relate to General Motors, Ford, and Chrysler automobiles sold in North America were only approximately 8% of the Company's EMS segment net sales during the third quarter of fiscal year 2010.

As of February 2010, the Business and Institutional Furniture Manufacturer Association (BIFMA International) is projecting an approximate 0.3% year-over-year decline in the office furniture industry for calendar year 2010 after a 29% decline in calendar year 2009 with a return to positive growth expected to begin mid-calendar year 2010. While the Company's mid-market brand has fared better than its contract office furniture brand due to the project nature of the contract market and the changing U.S. consumption patterns, it cannot predict future overall office furniture order trends at this time due to the short lead time of orders and the volatility in this market. In addition, the hotel industry forecasts (reported by Smith Travel Research and PricewaterhouseCoopers LLP) project occupancy rates to increase slightly in calendar year 2010 after a 9% decline in calendar year 2009 and project revenue per available room (RevPAR) to decline approximately another 1% for calendar year 2010 after a 17% decline in calendar year 2009. The Company expects order rates for hospitality furniture to remain depressed in the near term due to the lower hotel occupancy rates and RevPAR rates.

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

The Company continues to maintain a strong balance sheet which includes a minimal amount of long-term debt of $0.4 million and Share Owners' equity of $386.0 million. The Company's short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of the Company's revolving credit facility, was $152.3 million at March 31, 2010.

In addition to the above risks related to the current market conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding the Company's financial condition and operating performance:

  The Company will continue its focus on preserving cash and minimizing debt. Managing working capital in conjunction with fluctuating demand levels is key. In addition, the Company plans to minimize capital expenditures where appropriate but will continue to invest in capital expenditures prudently, particularly for projects that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability as the economy and the Company's markets recover.

  While commodity prices have been trending favorably on a year-over-year comparison basis, the prices of steel and aluminum are expected to increase in the near-term.  Mitigating the impact of higher commodity and fuel prices continues to be an area of focus within the Company.

  Management is currently evaluating the healthcare reform legislation that was signed into law in March 2010 to determine the full impact on the Company. This legislation is expected to increase the Company's healthcare and related administrative expenses.

Globalization continues to reshape not only the industries in which the Company operates but also its key customers and competitors.

  As demand within the EMS industry increases, the availability of components used in products manufactured by the Company is a concern.  Many suppliers are being cautious regarding increasing their capacity and as a result, component shortages could occur. If shortages of components occur, the Company's production and shipment schedules could be impacted.

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

o    During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company previously had one operation in Poznan. The Company successfully completed the move of production from Longford, Ireland, into that existing Poznan facility during the second quarter of fiscal year 2009. As part of the plan, the Company is also consolidating its EMS facilities located in Bridgend, Wales, and Poznan into a new, larger facility in Poznan, with a projected final completion of the consolidation by mid-fiscal year 2012. Construction of the new, larger facility in Poland is complete and limited production has begun.

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

Financial Overview - Consolidated

Third quarter fiscal year 2010 consolidated net sales were $282.3 million compared to third quarter fiscal year 2009 net sales of $268.9 million, a 5% increase, due to a net sales increase in the EMS segment more than offsetting a net sales decrease in the Furniture segment. Net income for the third quarter of fiscal year 2010 was $6.3 million, or $0.17 per Class B diluted share, inclusive of a $7.7 million after-tax gain, or $0.20 per Class B diluted share, related to the sale of a facility and land in Poland, and after-tax restructuring charges of $0.6 million, or $0.01 per Class B diluted share. The third quarter fiscal year 2010 restructuring charges were primarily related to the European consolidation plan. The Company recorded net income for the third quarter of fiscal year 2009 of $4.1 million, or $0.11 per Class B diluted share, inclusive of after-tax restructuring charges of $0.4 million, or $0.01 per Class B diluted share. Third quarter fiscal year 2009 results also include a $13.9 million after-tax gain, or $0.37 per Class B diluted share, related to the sale of undeveloped land holdings and timberlands and a $9.1 million after-tax non-cash goodwill impairment charge, or $0.24 per Class B diluted share.

Net sales for the nine-month period ended March 31, 2010 of $832.2 million were down 11% from net sales of $936.0 million for the same period of the prior fiscal year due to a 31% net sales decrease in the Furniture segment more than offsetting a 7% net sales increase in the EMS segment. Net income for the nine-month period ended March 31, 2010 totaled $10.0 million, or $0.27 per Class B diluted share, inclusive of a $7.7 million after-tax gain, or $0.20 per Class B diluted share, related to the sale of a facility and land in Poland, $2.0 million after-tax income, or $0.05 per Class B diluted share, resulting from settlement proceeds related to an antitrust class action lawsuit of which the Company was a class member, and $1.0 million, or $0.03 per Class B diluted share, of after-tax restructuring costs primarily related to the European consolidation plan. Net income for the nine-month period ended March 31, 2009, totaled $14.5 million, or $0.39 per Class B diluted share, inclusive of $1.7 million, or $0.04 per Class B diluted share, of after-tax restructuring costs primarily related to the European consolidation plan. The fiscal 2009 year-to-date results also include several non-recurring items: an $18.7 million after-tax gain, or $0.50 per Class B diluted share, related to the sale of undeveloped land holdings and timberlands; a $9.1 million after-tax non-cash goodwill impairment charge, or $0.24 per Class B diluted share; and $1.6 million of after-tax income, or $0.04 per Class B diluted share, for earnest money deposits retained by the Company resulting from a termination of the contract to sell the Company's Poland facility and land.

Consolidated gross profit as a percent of net sales declined to 14.3% for the third quarter of fiscal year 2010 from 15.8% in the third quarter of fiscal year 2009. For the year-to-date period of fiscal year 2010, gross profit as a percent of net sales declined to 15.8% compared to 16.8% for the year-to-date period of fiscal year 2009.  A shift in sales mix (as depicted in the table below) toward the EMS segment which operates at a lower gross profit percentage than the Furniture segment contributed to the decline for the third quarter and fiscal-year-to-date periods. The EMS segment gross profit as a percent of net sales improved for both the third quarter and year-to-date period of fiscal year 2010.  The Furniture segment gross profit as a percent of net sales declined in the third quarter but improved in the year-to-date period of fiscal year 2010.  Gross profit is discussed in more detail in the segment discussions below.

Segment Net Sales as a % of Consolidated	Three Months Ended		Nine Months Ended
Net Sales	March 31		March 31

	2010	2009	2010	2009

EMS segment	67%	52%	63%	52%
Furniture segment	33%	48%	37%	48%

Consolidated selling and administrative expense declined as a percent of net sales for the third quarter of fiscal year 2010 as compared to the third quarter of fiscal year 2009 due to the leverage gained with the higher sales volume.  Third quarter fiscal year 2010 consolidated selling and administrative expenses increased in absolute dollars by 2% compared to the third quarter of fiscal year 2009 primarily due to increased incentive compensation costs at select business units, increased severance costs due to scaling operations, and increased costs related to the reinstatement of the Company's retirement plan contribution for fiscal year 2010. Partially offsetting these cost increases were lower employee salary compensation realized from the salary reduction plan implemented by the Company late in the third quarter of fiscal year 2009 along with lower bad debt expense.

Consolidated selling and administrative expense increased as a percent of net sales for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 due to sales volumes declining at a quicker rate than the selling and administrative expenses. Consolidated selling and administrative expenses for the first nine months of fiscal year 2010 declined in absolute dollars by 6% compared to the comparable period of fiscal year 2009 primarily due to decreased employee salary compensation, lower bad debt expense, lower depreciation and amortization expense, and other comprehensive cost reduction efforts throughout the Company.  The Company also experienced increased employee benefit costs primarily related to the reinstatement of the Company's retirement plan contribution and increased incentive compensation costs at select business units during the fiscal 2010 year-to-date period as compared to the fiscal 2009 year-to-date period.

In addition, in the third quarter and year-to-date period of fiscal year 2010, the Company recorded $0.5 million and $2.6 million, respectively, of expense compared to $0.7 million and $4.1 million, respectively, of income in the third quarter and year-to-date period of fiscal year 2009 related to the normal revaluation to fair value of its Supplemental Employee Retirement Plan (SERP) liability. The result for the third quarter and year-to-date period was an unfavorable variance in selling and administrative costs of $1.3 million and $6.7 million, respectively. As the general equity markets improved, the value of the SERP investments increased, causing additional selling and administrative expense related to the SERP liability. The SERP expense recorded in selling and administrative expenses was exactly offset by an increase in SERP investment income which was recorded in Other Income (Expense) as an investment gain; therefore, there was no effect on net earnings. The SERP investment is primarily comprised of employee contributions.

Other General Income in the third quarter of fiscal year 2010 included a $6.7 million pre-tax gain within the EMS segment related to the sale of the facility and land in Poland. The Company is leasing a portion of the facility until it completes the transfer of production to its newly constructed facility in Poland. In addition to the third quarter gain on the sale of the facility and land in Poland, the fiscal 2010 year-to-date Other General Income also included $3.3 million of pre-tax income recorded in the EMS segment resulting from settlement proceeds related to an antitrust class action lawsuit of which the Company was a class member. The class action alleged the defendant sellers illegally conspired to fix prices for electronic components purchased by a business unit within the EMS segment.

Other General Income in the third quarter of fiscal year 2009 included a $23.2 million pre-tax gain on the sale of undeveloped land holdings and timberlands. The gain on the sale of land was included in Unallocated Corporate in segment reporting. The total pre-tax gain on the sale of the undeveloped land holdings and timberlands for the fiscal 2009 year-to-date period was $31.2 million. In addition during the fiscal 2009 year-to-date period, the Company had a conditional agreement to sell and lease back the facility that housed its Poland operations. However, the buyer was unable to close the transaction. As a result, the Company was entitled to retain approximately $1.9 million of the deposit funds held by the Company which was recorded as pre-tax income in Other General Income. This income was recorded in the EMS segment.

In the prior fiscal year third quarter, the Company recorded non-cash pre-tax goodwill impairment charges of $14.6 million as a result of interim goodwill impairment testing which was completed during the quarter due to the uncertainty associated with the economy and the significant decline in the Company's sales and order trends during the third quarter of fiscal year 2009 as well as the increased disparity between the Company's market capitalization and the carrying value of its Share Owners' equity.

The Other Income (Expense) line included other income of $0.5 million and $3.5 million during the three and nine months ended March 31, 2010, respectively, compared to other income of $0.9 million and other expense of $3.8 million recorded during the three and nine months ended March 31, 2009, respectively. Other Income (Expense) in the third quarter of fiscal year 2010 included the favorable impact of the SERP appreciation and an unfavorable impact of foreign currency movements which were partially offset by a favorable currency impact within operating income. The $6.7 million favorable variance in SERP investments was the primary driver of the increased other income for the nine months ended March 31, 2010. Interest expense for the first nine months of fiscal year 2010 was lower than the same period of fiscal year 2009 due to lower average outstanding debt balances coupled with lower interest rates. Interest income was likewise lower for the first nine months of fiscal year 2010 compared to the same period of fiscal year 2009 due to lower interest rates and lower average investment balances.

The fiscal 2010 year-to-date actual effective tax rate was (73.3%) compared to the effective tax rate for the same period of fiscal year 2009 of 37.0%.  Relatively low pre-tax income coupled with a tax benefit due to a tax planning strategy related to the sale of the Poland facility and land and a favorable impact of the Company's earnings mix drove the significantly lower effective tax rate compared to the same period of fiscal year 2009. The mix of earnings between U.S. and foreign jurisdictions resulted in an overall tax benefit due to U.S. losses which have a higher statutory tax rate than the Company's foreign operations which were profitable in the first nine months of fiscal year 2010.

Comparing the balance sheets as of March 31, 2010 to June 30, 2009, the Company's accounts receivable balance increased due to the higher sales volumes and due to a large customer holding payment until early April. The Company's inventory balance as of March 31, 2010 increased from the June 30, 2009 level primarily to support the increased EMS sales volumes and the transfer of production to the new EMS facility in Poland from the other EMS facilities in Europe. The Company's Accounts Payable balance increased in conjunction with the inventory increase. The Company's Borrowings under credit facilities is zero as of March 31, 2010 as the Company opted to pay off its short-term debt.

Electronic Manufacturing Services Segment

During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise in Poznan, Poland. The Company previously had one operation in Poznan. The Company successfully completed the move of production from Longford, Ireland, into that existing Poznan facility during the fiscal year 2009 second quarter. As part of the plan, the Company is also consolidating its EMS facilities located in Bridgend, Wales, and Poznan, Poland, into a new, larger facility in Poznan, which is expected to improve the Company's margins in the very competitive EMS market. Construction of the new, larger facility in Poland is complete and limited production has begun. The plan is being executed in stages with a projected final completion by mid-fiscal year 2012. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for more information on restructuring charges.

EMS segment results were as follows:

	At or for the Three Months Ended			For the Nine Months Ended
	March 31			March 31

	2010	2009	% Change	2010	2009	% Change
(Amounts in Millions)
Net Sales	$ 190.1	$ 140.6	35%	$ 522.6	$ 490.5	7%
Operating Income (Loss)	$ 10.2	$ (16.1)	163%	$ 12.5	$ (18.2)	169%
Net Income (Loss)	$ 10.8	$ (9.6)	212%	$ 13.2	$ (11.0)	220%
Poland Land/Facility Gain, net of tax	$ 7.7	$ 0.0		$ 7.7	$ 0.0
Goodwill Impairment, net of tax	$ 0.0	$ 8.0		$ 0.0	$ 8.0
Restructuring Expense, net of tax	$ 0.5	$ 0.2		$ 1.0	$ 1.1
Open Orders	$ 198.9	$ 154.1	29%

Third quarter fiscal year 2010 EMS segment net sales to customers in the automotive, medical, industrial control, and public safety industries all increased compared to the third quarter of fiscal year 2009. For the first nine months of fiscal year 2010 increased sales to customers in the automotive, medical, and industrial control industries more than offset decreased sales to public safety customers. While open orders increased 29% compared to March 31, 2009, open orders at a point in time may not be indicative of future sales trends due to the contract nature of the Company's business.

The third quarter and year-to-date fiscal 2010 EMS segment gross profit as a percent of net sales improved 2.9 percentage points and 1.1 percentage points when compared to the third quarter and year-to-date periods of fiscal year 2009, respectively. The improvements were primarily driven by labor efficiency improvements and fixed cost leverage associated with the increased sales.

EMS segment selling and administrative expenses in absolute dollars increased 12% in the third quarter of fiscal year 2010 and decreased 4% year-to-date in fiscal 2010.  Selling and administrative expense as a percent of net sales declined in both the third quarter and year-to-date period of fiscal year 2010 compared to the same periods of fiscal year 2009 on the higher sales volumes. The third quarter increased selling and administrative expense was primarily related to an increase in incentive compensation costs and the reinstatement of the Company's retirement plan contribution for fiscal year 2010.  On a fiscal 2010 year-to-date basis the improvement was primarily related to decreased labor expense, benefits realized from restructuring actions, lower depreciation/amortization expense, and other overall cost reduction efforts which were partially offset by higher incentive compensation costs.

EMS segment Other General Income for the three and nine months ended March 31, 2010 included a $6.7 million pre-tax gain from the sale of the existing Poland facility and land; including the tax benefit related to the sale of this facility and land, the after-tax gain was $7.7 million. In addition, Other General Income in the year-to-date period of fiscal year 2010 included $3.3 million of pre-tax income, or $2.0 million after-tax, resulting from settlement proceeds related to the antitrust class action lawsuit. EMS segment Other General Income for the fiscal 2009 year-to-date period included the $1.9 million pre-tax, or $1.6 million after-tax, amount retained due to the buyer being unable to close on the sale of the existing Poland facility and land.

The EMS segment earnings for the three and nine months ended March 31, 2009 were also impacted by the recording of non-cash pre-tax goodwill impairment of $12.8 million, or $8.0 million after-tax.

As a percent of net sales, operating income was 5.3% and 2.4% for the third quarter and year-to-date period of fiscal year 2010, respectively, and (11.5%) and (3.7%) for the third quarter and year-to-date period of fiscal year 2009, respectively.

EMS segment Other Income (Expense) in the third quarter of fiscal year 2010 as compared to the third quarter of fiscal year 2009 was unfavorably impacted by foreign currency movements which were partially offset by a favorable currency impact within operating income.

During the third quarter of fiscal year 2010, the EMS segment recorded $1.0 million of tax income related to the sale of the facility and land in Poland instead of tax expense normally associated with a gain, due to a tax planning strategy. The fiscal year 2010 year-to-date EMS segment income tax was also favorably impacted by $0.7 million in favorable net tax accrual adjustments and tax benefits associated with losses generated by U.S. EMS operations which have a higher statutory rate than the EMS operations in foreign tax jurisdictions which generated income.   The third quarter and year-to-date fiscal 2009 EMS income tax was impacted by a tax benefit related to its European operations which was primarily offset by the impact of losses in select foreign jurisdictions which have a lower tax rate.

Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Three Months Ended		Nine Months Ended
	March 31		March 31

	2010	2009	2010	2009

Bayer AG affiliated sales as a percent of consolidated net sales	16%	14%	15%	12%
Bayer AG affiliated sales as a percent of EMS segment net sales	23%	26%	24%	23%

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

Risk factors within the EMS segment include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier stability, the contract nature of this industry, unexpected integration issues with acquisitions, the concentration of sales to large customers, and the potential for customers to choose to in-source a greater portion of their electronics manufacturing. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Furniture segment results were as follows:

	At or for the Three Months Ended			For the Nine Months Ended
	March 31			March 31

	2010	2009	% Change	2010	2009	% Change
(Amounts in Millions)
Net Sales	$ 92.2	$ 128.2	(28%)	$ 309.5	$ 445.5	(31%)
Operating Income (Loss)	$ (7.2)	$ (1.7)	(323%)	$ (6.2)	$ 9.9	(163%)
Net Income (Loss)	$ (4.5)	$ (1.6)	(181%)	$ (3.8)	$ 5.6	(167%)
Goodwill Impairment, net of tax	$ 0.0	$ 1.1		$ 0.0	$ 1.1
Restructuring (Income) Expense, net of tax	$ 0.0	$ 0.1		$ (0.1)	$ 0.4
Open Orders	$ 57.1	$ 86.0	(34%)

The net sales decline in the Furniture segment for the three and nine months ended March 31, 2010 compared to the same periods of the prior fiscal year resulted from decreased net sales of both office furniture and hospitality furniture. The decline in office furniture sales was due to both decreased sales volumes and higher discounting.  For the first nine months of fiscal year 2010, decreased sales volumes of office furniture more than offset price increases net of higher discounting when compared to the same period of fiscal year 2009. Third quarter and fiscal 2010 year-to-date sales of newly introduced office furniture products which have been sold for less than twelve months approximated $4.5 million and $17.1 million, respectively. Open orders of furniture products at March 31, 2010 declined when compared to the open orders at March 31, 2009 due to decreased open orders for both office furniture and hospitality furniture. Open orders at a point in time may not be indicative of future sales trends.

Third quarter fiscal year 2010 Furniture segment gross profit as a percent of net sales declined 1.1 percentage points as compared to the third quarter of fiscal year 2009.  The decline was driven by lower absorption of fixed costs associated with the lower net sales, higher costs related to the Company's retirement plan contribution, and increased discounting due to competitive pricing pressures.  In addition, the favorable impact of a decrease in LIFO inventory reserves resulting primarily from lower LIFO inventory levels was lower in the third quarter of fiscal year 2010 as compared to the third quarter of fiscal year 2009.  Favorable impacts to the current year third quarter including a sales mix shift to higher margin product and other overall cost reduction actions partially mitigated the gross profit decline.

Year-to-date fiscal 2010 Furniture segment gross profit as a percent of net sales improved 1.3 percentage points when compared to the same period of fiscal year 2009. Items contributing to the improved year-to-date gross profit as a percent of net sales included: price increases on select product, lower commodity costs, a sales mix shift to higher margin product, lower employee benefit costs, and other overall cost reduction actions. In addition, the favorable impact of a decrease in LIFO inventory reserves resulting primarily from lower LIFO inventory levels in the fiscal-year-to-date 2010 period was larger than the favorable impact in the fiscal-year-to-date 2009 period. These improvements more than offset the negative impact of the lower volumes on the gross profit percentage, increased costs related to the reinstatement of the Company's retirement plan contribution for fiscal year 2010, and increased discounting resulting from competitive pricing pressures. Due to the significant decline in sales volume, the gross profit dollars declined as compared to the year-to-date period of fiscal year 2009.

Third quarter and year-to-date fiscal year 2010 selling and administrative expenses decreased in absolute dollars by 9% and 13%, respectively, but increased as a percent of net sales on the lower sales volumes, when compared to the same periods of fiscal year 2009. The third quarter fiscal year 2010 selling and administrative expense decline resulted from lower employee salary compensation costs realized from past restructurings and the salary reduction plan implemented by the Company in fiscal year 2009 and lower bad debt expense.  Partially offsetting the lower costs were increased costs related to the reinstatement of the Company's retirement plan contribution and higher incentive costs at select business units and also higher severance costs due to scaling operations.   The year-to-date fiscal 2010 selling and administrative expense decline results from lower labor costs realized from past restructurings and the salary reduction plan, lower bad debt expense, and other improvements resulting from the focus on managing all costs. Partially offsetting the lower costs in the year-to-date period of fiscal year 2010 were increased costs related to the reinstatement of the retirement plan contribution and higher severance expenses due to the scaling of operations.

The Furniture segment earnings for the three and nine months ended March 31, 2009 were impacted by the recording of non-cash pre-tax goodwill impairment of $1.8 million.

As a percent of net sales, operating income (loss) was (7.8%) and (2.0%) for the third quarter and year-to-date period of fiscal year 2010, respectively, and (1.3%) and 2.2% for the third quarter and year-to-date period of fiscal year 2009, respectively.

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

Liquidity and Capital Resources

Working capital at March 31, 2010 was $186.2 million compared to working capital of $176.2 million at June 30, 2009. The current ratio was 1.8 at both March 31, 2010 and June 30, 2009.

The Company's internal measure of Accounts Receivable performance, also referred to as Days Sales Outstanding (DSO), for the first nine months of fiscal year 2010 of 48.0 days increased from the 47.2 days for the first nine months of fiscal year 2009. The Company defines DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the first nine months of fiscal year 2010 decreased to 62.7 days from 66.5 days for the first nine months of fiscal year 2009. Inventory levels in the first nine months of fiscal year 2009 were unfavorably impacted by customers delaying near-term requirements during that time period, and the Company has since been working to align inventory levels with the lower sales levels. The Company defines PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.

The Company's short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of the Company's revolving credit facility, totaled $152.3 million at March 31, 2010 compared to $183.7 million at June 30, 2009. The credit facility provides an option to increase the amount available by an additional $50 million at the Company's request, subject to participating banks' consent.

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings under credit facilities decreased from $88.6 million at June 30, 2009 to $57.1 million at March 31, 2010. The Company had no short-term borrowings as of March 31, 2010. Operating activities used $10.5 million of cash flow in the first nine months of fiscal year 2010 compared to the $36.6 million of cash generated by operating activities in the first nine months of fiscal year 2009. During the first nine months of fiscal year 2010 as compared to the first nine months of fiscal year 2009, the negative cash impact of increased accounts receivable and inventory balances to support increased EMS sales were partially offset by increased accounts payable. During the first nine months of fiscal year 2010, the Company reinvested $26.6 million into capital investments for the future, primarily for manufacturing equipment in both segments and the new Poland facility, which is part of the plan to consolidate the European manufacturing footprint. The Company also had proceeds from the sale of assets of $12.3 million  during the first nine months of fiscal year 2010 primarily related to the sale of the Poland facility which is being replaced by the newly constructed EMS facility also in Poland. The proceeds from the sale of assets during the first nine months of fiscal year 2009 of $48.3 million were primarily related to the sale of the Company's undeveloped land holdings and timberlands. Financing cash flow activities for the first nine months of fiscal year 2010 included $12.2 million payments on the revolving credit facility as the Company opted to pay down the facility to a zero balance.  The Company also had $5.4 million in dividend payments, which was a decrease from the $17.6 million of dividends paid during the first nine months of fiscal year 2009. The approximate 70% decline in dividends paid was a result of reduced dividend rates beginning in the fourth quarter of fiscal year 2009 to preserve cash. Consistent with the Company's historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During the remainder of fiscal year 2010 and fiscal year 2011, the Company expects to minimize capital expenditures where appropriate but will continue to invest in capital expenditures prudently, particularly for projects that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability as the economy and the Company's markets recover.

At March 31, 2010, the Company had no short-term borrowings outstanding under its $100 million credit facility described in more detail below. The Company also has several smaller foreign credit facilities available and likewise had no borrowings under these facilities as of March 31, 2010. At June 30, 2009, the Company had $12.7 million of short-term borrowings outstanding.

At March 31, 2010, the Company had approximately $4.8 million in letters of credit against the $100 million credit facility. Total availability to borrow under the $100 million credit facility was $95.2 million at March 31, 2010.

The Company maintains the $100 million credit facility with an expiration date in April 2013 that allows for both issuances of letters of credit and cash borrowings. The $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to the group of participating banks' consent. The $100 million credit facility requires the Company to comply with certain debt covenants including interest coverage ratio, minimum net worth, and other terms and conditions. The Company was in compliance with these covenants at March 31, 2010.

The Company believes the most significant covenants under its $100 million credit facility are minimum net worth and interest coverage ratio. The table below compares the actual net worth and interest coverage ratio with the limits specified in the credit agreement.

Covenant	At or For the Period Ended March 31, 2010	Limit As Specified in Credit Agreement	Excess
Minimum Net Worth	$385,731,000	$362,000,000	$23,731,000
Interest Coverage Ratio	32.4	3.0	29.4

The Interest Coverage Ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.

The Company maintains a separate foreign credit facility for its EMS segment operation in Thailand which is backed by the $100 million revolving credit facility. In addition to the $100 million credit facility, the Company can opt to utilize foreign credit facilities which are available to satisfy short-term cash needs at that specific location rather than funding from intercompany sources. The Company has a credit facility for its EMS segment operation in Poznan, Poland, which allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $8.1 million U.S. dollars at March 31, 2010 exchange rates). These foreign credit facilities can be cancelled at any time by either the bank or the Company.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the Company's credit facilities will be sufficient for the remainder of fiscal year 2010 and the foreseeable future. One of the Company's sources of funds has been its ability to generate cash from operations to meet its liquidity obligations, which during fiscal year 2010 was hampered by lower sales volumes and could also be adversely affected in the future by factors such as general economic and market conditions, a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. In particular, should demand for the Company's products decrease significantly over the next 12 months due to the weakened economy, the available cash provided by operations could be adversely impacted. Another source of funds is the Company's credit facilities. The $100 million credit facility is contingent on complying with certain debt covenants.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Fair Value

During fiscal year 2010, no financial assets were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. For available-for-sale securities classified as level 2 assets, the fair values are determined based on observable market inputs which use evaluated pricing models that vary by asset class and incorporate available trade, bid, and other market information. The Company evaluated the inputs used to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. The Company's foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using a financial risk management software package using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.

The Company invested in convertible promissory notes and stock warrants of a privately-held company during fiscal year 2010 and has been chosen as the primary supplier for the privately-held company to produce products in the future, and negotiations for a definitive supply agreement are in process. The convertible promissory notes, classified as available-for-sale debt securities, were valued using a recurring market-based method which approximates fair value by using the amortized cost basis of the promissory notes, with the discount amortized to interest income over the term. The stock warrants, classified as derivative instruments, were valued on a recurring basis using a market-based method which utilizes the Black-Scholes valuation model. The fair value measurements for the convertible promissory notes and stock warrants were calculated using unobservable inputs and were classified as level 3 financial assets.

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

  Sales returns and allowances - At the time revenue is recognized certain provisions may also be recorded, including returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly.  At March 31, 2010 and June 30, 2009, the reserve for returns and allowances was $3.1 million and $4.4 million, respectively. The returns and allowances reserve approximated 2% to 3% of gross trade receivables during the past two years.
  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at March 31, 2010 and June 30, 2009 was $1.9 million and $3.1 million, respectively. During the preceding two-year period, this reserve had approximated 1% of gross trade accounts receivable except for the period March 2009 through December 2009 during which time it approximated 2% of gross trade accounts receivable. The higher reserve was driven by increased risk created by deteriorating market conditions at that time.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 9% and 14% of consolidated inventories at March 31, 2010 and June 30, 2009, respectively, including approximately 80% and 83% of the Furniture segment inventories at March 31, 2010 and June 30, 2009, respectively. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. The Company may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At March 31, 2010 and June 30, 2009, the Company's accrued liabilities for self-insurance exposure were $4.4 million and $6.5 million, respectively.

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

The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, the Company believes it has made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.5 million at both March 31, 2010 and June 30, 2009.

Goodwill - Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the Company compares the carrying value of the reporting unit to an estimate of the reporting unit's fair value to identify potential impairment. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting units considers current market conditions existing at the assessment date. In addition to performing the required annual testing, the Company will continue to monitor circumstances and events in future periods to determine whether additional goodwill impairment testing is warranted on an interim basis. The Company can provide no assurance that an impairment charge for the Company's remaining goodwill balance will not occur in future periods as a result of these analyses. At both March 31, 2010 and June 30, 2009, the Company's goodwill, net of accumulated impairment losses, totaled $2.6 million.

New Accounting Standards

See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.

Forward-Looking Statements

Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "estimates," "projects," "expects," "anticipates," "forecasts," and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, continuing impacts of the global economic conditions, significant volume reductions from key contract customers, significant reduction in customer order patterns, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, successful execution of restructuring plans, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2010, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. The Company did not repurchase any shares under the repurchase program during the third quarter of fiscal year 2010. At March 31, 2010, two million shares remained available under the repurchase program.

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

(3(b))  Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 23, 2009)

(10) Form of Employment Agreement dated March 8, 2010 between the Company and each of Donald W. Van Winkle and Stanley C. Sapp and dated May 1, 2006 between the Company and each of James C. Thyen, Douglas A. Habig, Robert F. Schneider, Donald D. Charron, John H. Kahle and Gary W. Schwartz (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-Q for the period ended March 31, 2006)

(11)  Computation of Earnings Per Share

(18)  Preferability letter dated May 6, 2010 regarding change in classification of interest and penalties on uncertain tax positions

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
May 6, 2010

By:	/s/ Robert F. Schneider
ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
May 6, 2010

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2007)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 23, 2009)
10	Form of Employment Agreement dated March 8, 2010 between the Company and each of Donald W. Van Winkle and Stanley C. Sapp and dated May 1, 2006 between the Company and each of James C. Thyen, Douglas A. Habig, Robert F. Schneider, Donald D. Charron, John H. Kahle and Gary W. Schwartz (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-Q for the period ended March 31, 2006)
11	Computation of Earnings Per Share
18	Preferability letter dated May 6, 2010 regarding change in classification of interest and penalties on uncertain tax positions
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002