Form 10-K
period 2010-06-30
KIMBALL INTERNATIONAL INC
filed 2010-08-30
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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
Large accelerated filer  ___                                                                                        Accelerated filer   X
Non-accelerated filer (Do not check if a smaller reporting company) Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X
Class A Common Stock is not publicly traded and, therefore, no market value is available, but it is convertible on a one-for-one basis for Class B Common Stock. The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 31, 2009 (the last business day of the Registrant's most recently completed second fiscal quarter) was $218.7 million, based on 95.7% of Class B Common Stock held by non-affiliates.
The number of shares outstanding of the Registrant's common stock as of August 16, 2010 was: Class A Common Stock - 10,610,882 shares Class B Common Stock - 27,100,483 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 19, 2010, are incorporated by reference into Part III.

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

  Sales by Segment

Sales from continuing operations by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 2010 were as follows:

(Amounts in Thousands)	2010		2009		2008
Electronic Manufacturing Services segment	$ 709,133	63%	$ 642,802	53%	$ 727,149	54%
Furniture segment	413,611	37%	564,618	47%	624,836	46%
Unallocated Corporate and Eliminations	64	0%	-0-	0%	-0-	0%
Kimball International, Inc.	$1,122,808	100%	$1,207,420	100%	$1,351,985	100%

Financial information by segment and geographic area for each of the three years in the period ended June 30, 2010 is included in Note 15 - Segment and Geographic Area Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Segments

   Electronic Manufacturing Services

  Overview

The Company began producing electronic assemblies, circuit boards, and wiring harnesses for electronic organs and keyboards in 1961 and has since grown and evolved with the EMS industry. The Company's current focus is on electronic assemblies that have high durability, quality, reliability, and regulatory compliance requirements including medical, automotive, industrial control, and public safety applications.

Electronics and electro-mechanical products (electronic assemblies) are sold globally on a contract basis and produced to customers' specifications. The Company's engineering and manufacturing services primarily entail:

production and testing of printed circuit board assemblies (PCBAs);
industrialization and automation of the manufacturing processes;
product and process validation and qualification;
testing of products under a series of harsh conditions;
assembly and packaging of electronic and other related products; and
complete product life cycle management.

Integrated throughout this segment is customer program management over the life cycle of the product along with supply chain management, which affords customers the opportunity to focus their attention and resources to sales, marketing, and product development as they sell their unique end products under their brand name into various markets and industries.

During the first quarter of fiscal year 2009, the Company acquired privately-held Genesis Electronics Manufacturing (Genesis) of Tampa, Florida. The acquisition supports the Company's growth and diversification strategy, bringing new customers in the Company's key medical and industrial control markets.

During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland. The Company previously had one operation in Poznan. Construction of a new, larger facility in Poland is complete and limited production has begun. The Company successfully completed the move of production from Longford, Ireland, into the existing Poznan facility during fiscal year 2009. During fiscal year 2010, the Company completed the sale of the existing Poland facility and land. The Company is leasing back the recently sold Poland facility until all production is moved to the new facility near Poznan, and the lease expires during the Company's fiscal year 2011. As part of the plan, the Company is also consolidating its EMS facilities located in Wales, United Kingdom, and Poznan, Poland, into the new facility near Poznan, which is expected to improve the Company's margins in the very competitive EMS market. The plan is being executed in stages with a projected completion date of mid-fiscal year 2012.

In an effort to improve profitability and increase Share Owner value while remaining committed to its business model of being market driven and customer centered, during the third quarter of fiscal year 2008, the Company approved a restructuring plan designed to more appropriately align its workforce in a changing business environment. Within the Company's EMS segment, the restructuring activities included realigning engineering and technical resources closer to the customer and streamlining administrative and sales processes. The plan also included reducing corporate personnel costs to more properly align with the overall sales mix change within the Company. This plan was substantially complete during fiscal year 2008 with the remaining items completed during fiscal year 2009.

During the third quarter of fiscal year 2007, the Company acquired Reptron Electronics, Inc. (Reptron), a U.S. based electronics manufacturing services company which provided engineering services, electronics manufacturing services, and display integration services. Reptron had four manufacturing operations located in Tampa, Florida; Hibbing, Minnesota; Gaylord, Michigan; and Fremont, California. The acquisition increased the Company's capabilities and expertise in support of the Company's long-term strategy to grow business in the medical electronics and high-end industrial sectors. With the acquisition, the Company recognized it would have excess capacity in North America. Management developed a plan as of the acquisition date to consolidate capacity within the acquired facilities. Based on a review of future growth potential in various geographies and input from existing customers regarding future capacity needs, during the fourth quarter of fiscal year 2007, the Company finalized a restructuring plan within the EMS segment to exit the manufacturing facility located in Gaylord, Michigan. Production ceased during the second quarter of fiscal year 2008, and the facility is currently held for sale. During the second quarter of fiscal year 2008, the Company approved a restructuring plan to further consolidate its EMS facilities that resulted in the exit of the manufacturing facility located in Hibbing, Minnesota. Production at the Hibbing facility ceased in the fourth quarter of fiscal year 2008, and the Company's lease of the Hibbing facility ended during the second quarter of fiscal year 2009. A majority of the Gaylord and Hibbing business transferred to several of the Company's other worldwide EMS facilities.

The Genesis acquisition is discussed in further detail in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 - Acquisition of Notes to Consolidated Financial Statements. Additional information regarding the Company's restructuring activities is located in Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements.

Sales revenue of the EMS segment is generally not affected by seasonality with the exception of the buying patterns of automotive industry customers whose purchases of the Company's product are generally lower in the first quarter of the Company's fiscal year. Fiscal year 2010 net sales to automotive industry customers approximated one-third of the Company's EMS segment net sales.

  Locations

As of June 30, 2010, the Company's EMS segment consisted of nine manufacturing facilities with two located in Poland and one located in each of Indiana, Florida, California, China, Mexico, Thailand, and Wales, United Kingdom. Two of the Company's EMS facilities which are located in Wales and Poland will be consolidated into the new, larger facility in Poland with a projected completion by mid-fiscal year 2012. The Company continually assesses under-utilized capacity and evaluates its operations as to the most optimum capacity and service levels by geographic region. Operations located outside of the United States continue to be an integral part of the Company's EMS segment. See Item 1A - Risk Factors for information regarding financial and operational risks related to the Company's international operations.

  Marketing Channels

Manufacturing and engineering services are marketed by the Company's business development team. Contract electronic assemblies are manufactured based on specific orders, generally resulting in a small amount of finished goods consisting primarily of goods awaiting shipment to specific customers.

  Major Competitive Factors

Key competitive factors in the EMS market are competitive pricing, quality and reliability, engineering design services, production flexibility, on-time delivery, customer lead time, test capability, and global presence. Growth in the EMS industry is created through the proliferation of electronic components in today's advanced products along with the continuing trend of original equipment manufacturers in the electronics industry to subcontract the assembly process to companies with a core competence in this area. The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. The segment continues to experience margin pressures related to an overall excess capacity position in the EMS industry. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs.

The Company does not believe that it or the industry in general, has any special practices or special conditions affecting working capital items that are significant for understanding the EMS segment other than fluctuating inventory levels which may increase in conjunction with transfers of production among facilities.

  Competitors

The EMS industry is very competitive as numerous manufacturers compete for business from existing and potential customers. The Company's competition includes EMS companies such as Benchmark Electronics, Inc., Jabil Circuit, Inc., and Plexus Corp. The Company does not have a significant share of the EMS market and was ranked the 17th largest global EMS provider for calendar year 2009 by Manufacturing Market Insider in the March 2010 edition.

  Raw Material Availability

Raw materials utilized in the manufacture of contract electronic products are generally readily available from both domestic and foreign sources, although from time to time the industry experiences shortages of certain components due to supply and demand forces, combined with rapid product life cycles of certain components. As demand within the EMS industry increases, the availability of components used in certain products manufactured by the EMS segment is a concern. Many suppliers continue to be cautious regarding increasing their capacity and as a result, component shortages are occurring. During fiscal year 2010, the EMS segment experienced shortages of select components; however, the shortages did not have a material impact on the Company's operations or financial results. The impact could become material if the shortages continue or become more severe.

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

  Customer Concentration

While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the medical, automotive, industrial control, and public safety industries. Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Year Ended June 30
	2010	2009	2008
Bayer AG affiliated sales as a percent of consolidated net sales	15%	12%	11%
Bayer AG affiliated sales as a percent of EMS segment net sales	24%	23%	21%

The Company's sales to Bayer AG are expected to begin to decline in the fourth quarter of fiscal year 2011 as the Company's manufacturing contract with Bayer AG reaches end-of-life. Margins on the Bayer AG product are generally lower than the Company's other EMS products. The nature of the contract business is such that start-up of new customers to replace expiring customers occurs frequently. The Company also continues to focus on diversification of the EMS segment customer base.

   Furniture

  Overview

Since 1950, the Company has produced wood furniture. During fiscal year 2007, the Company ceased manufacturing contract private label products as it increased focus on core markets. These core markets include office furniture sold under the Kimball Office and National Office Furniture brand names and hospitality furniture sold under the Kimball Hospitality brand name. Kimball Office and National Office Furniture provide office furniture solutions for private offices, open floor plan areas, conference rooms, training rooms, lobby, and lounge areas with a vast mix of wood, metal, laminate, paint, and fabric options. Products include desks, credenzas, seating, tables, collaborative workstations, contemporary cubicle systems, filing and storage units, and accessories such as audio visual boards and task lighting. Kimball Office products tend to focus on the more complex customer solutions, and National Office Furniture products are geared more to the mid-market/less complex/lower cost aspect of the office furniture market. Kimball Hospitality provides furniture solutions for hotel properties, condominiums, and mixed use developments. Products include headboards, desks, tables, dressers, entertainment centers, chests, wall panels, upholstered seating, task seating, and vanities. Also included in this segment are the Company's trucking fleet and customer fulfillment centers, which handle primarily product of this segment; but certain logistics services, such as backhauls, are sold on a contract basis.

Sales revenue of the Furniture segment is generally not affected by seasonality with the exception of certain product lines which are impacted by the buying patterns of customers such as the U.S. Federal Government whose purchases of the Company's product are generally higher in the first half of the Company's fiscal year.

During the first quarter of fiscal year 2009, the Company approved a restructuring plan to consolidate production of select office furniture manufacturing departments. The consolidation was substantially completed during fiscal year 2009 with the remaining items completed during fiscal year 2010. The consolidation has reduced manufacturing costs and excess capacity by eliminating redundant property and equipment, processes, and employee costs.

As discussed under "Segments - Electronic Manufacturing Services" above, the Furniture segment part of the workforce reduction restructuring activities announced in the third quarter of fiscal year 2008 included realigning information technology and procurement resources closer to the customer and streamlining administrative and sales processes to drive further synergies afforded by the alignment of the sales and manufacturing functions within this segment. Related expenditures were primarily for employee severance and transition costs. This plan was substantially completed during fiscal year 2008 with the remaining items completed during fiscal year 2009.

In conjunction with the cessation of manufacturing contract private label products, during fiscal year 2007 the Company approved a plan to exit the production of wood rear projection television cabinets (PTV) and stands within the Furniture segment, which resulted in the exit of the Company's Juarez, Mexico, operation. The discontinued operation is discussed in further detail in Note 19 - Discontinued Operation of Notes to Consolidated Financial Statements.

As part of the Company's plan to sharpen focus and simplify business processes within the Furniture segment, the Company announced during the first quarter of fiscal year 2006, a plan which included consolidation of administrative, marketing, and business development functions to better serve the segment's primary markets. Expenses related to this plan included software impairment, accelerated amortization, employee severance, and other consolidation costs. This plan was completed during fiscal year 2008.

Additional information regarding the Company's restructuring activities is located in Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements.

  Locations

The Company's furniture products as of June 30, 2010 were primarily produced at ten plants: seven located in Indiana, two in Kentucky, and one in Idaho. In addition, select finished goods are purchased from external sources. The Company continually assesses manufacturing capacity and has adjusted such capacity in recent years.

In addition, a facility in Indiana houses an education center for dealer and employee training, a research and development center, and a product showroom. Office furniture showrooms are maintained in nine additional cities in the United States. Office space is leased in Dongguan, Guangdong, China, to facilitate sourcing of select finished goods and components from the Asia Pacific Region.

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

Certain industries are more price sensitive than others, but all expect on-time, damage-free delivery. The Company maintains sufficient finished goods inventories to be able to offer prompt shipment of certain lines of office furniture as well as most of the Company's own lines of hospitality furniture. The Company also produces hospitality furniture to customers' specifications and shipping timelines. Many office furniture products are shipped through the Company's delivery system, which the Company believes offers it the ability to reduce damage to product, enhance scheduling flexibility, and improve the capability for on-time deliveries.

The Company does not believe that it or the industry in general, has any special practices or special conditions affecting working capital items that are significant for understanding the Company's business. The Company does receive advance payments from customers on select furniture projects primarily in the hospitality industry.

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

The Company's competition includes furniture manufacturers such as Steelcase, Inc., Herman Miller, Inc., Knoll, Inc., Haworth, Inc., and HNI Corporation and several other privately-owned furniture manufacturers.

  Raw Material Availability

Certain components used in the production of furniture are manufactured internally within the segment and are generally readily available, as are other raw materials used in the production of wood and nonwood furniture. Certain fabricated seating components and wood frame assemblies as well as finished furniture products, which are generally readily available, are sourced on a global scale in an effort to provide a quality product at the lowest total cost.

Other Information

  Backlog
At June 30, 2010, the aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, was $269.7 million as compared to $227.1 million at June 30, 2009.

(Amounts in Millions)	June 30, 2010	June 30, 2009
Furniture	$ 70.6	$ 70.2
EMS	199.1	156.9
Total Backlog	$ 269.7	$ 227.1

Substantially all of the open orders as of June 30, 2010 are expected to be filled within the next fiscal year. Open orders generally may not be indicative of future sales trends.

  Research, Patents, and Trademarks

Research and development activities include the development of manufacturing processes, major process improvements, new product development and product redesign, information technology initiatives, and electronic and wood related technologies.

Research and development costs were approximately:

	Year Ended June 30
(Amounts in Millions)	2010	2009	2008
Research and Development Costs	$12	$14	$16

The Company owns the Kimball (registered trademark) trademark, which it believes is significant to the EMS and Furniture segments, and owns the following patent and trademarks which it believes are significant to the Furniture segment only:

Registered Trademarks:  National. Furniture with Personality, Cetra, Footprint, Traxx, Interworks, Xsite, Definition, Skye, WaveWorks, Senator, Prevail, Eloquence, Hum. Minds at Work, and Pura

Trademarks:  President and IntegraClear

Patent:  Traxx

The Company also owns other patents and trademarks and has certain other trademark and patent applications pending, which in the Company's opinion are not significant to its business. Patents owned by the Company expire at various times depending on the patent's date of issuance.

  Environment and Energy Matters

The Company's operations are subject to various foreign, federal, state, and local laws and regulations with respect to environmental matters. The Company believes that it is in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.

The Company is dedicated to excellence, leadership, and stewardship in matters of protecting the environment and communities in which the Company has operations. Reinforcing the Company's commitment to the environment, six of the Company's showrooms and two non-manufacturing locations have been designed under the guidelines of the U.S. Green Building Council's LEED (Leadership in Energy and Environmental Design) for Commercial Interiors program. The Company believes that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings, or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2012, will not represent a material portion of total capital expenditures during those years.

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

  Employees

	June 30, 2010	June 30, 2009
United States	3,831	4,097
Foreign Countries	2,356	2,067
Total Full-Time Employees	6,187	6,164

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

Forward-Looking Statements

This document may contain certain forward-looking statements. These are statements made by management, using their best business judgment based upon facts known at the time of the statements or reasonable estimates, about future results, plans, or future performance and business of the Company. Such statements involve risk and uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. They should not be construed as a guarantee that such results or events will, in fact, occur or be realized. The statements may be identified by the use of words such as "believes," "anticipates," "expects," "intends," "projects," "estimates," "forecasts," and similar expressions. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. Additional information regarding risk factors is available in Item 1A - Risk Factors of this report. The Company makes no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required in current and quarterly periodic reports filed with the SEC or otherwise by law.

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

Unfavorable macroeconomic and industry conditions could continue to adversely impact demand for the Company's products and adversely affect operating results. Market demand for the Company's products, which impacts revenues and gross profit, is influenced by a variety of economic and industry factors such as:

general corporate profitability of the Company's end markets;
credit availability to the Company's end markets;
profitability of financial institutions to whom the Company sells office furniture which continue to be impacted by the changing regulatory environment and the credit market issues;
white-collar unemployment rates;
commercial property vacancy rates;
new office construction and refurbishment rates;
new hotel and casino construction and refurbishment rates;
automotive industry fluctuations;
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

Market conditions have had and may continue to have an adverse impact on the Company's operating results. The Company's key strategies remain intact, but it must continue to adjust operations as needed to appropriately stay focused on its priorities and to align with the changing market conditions. The Company cannot predict the timing or the duration of any downturn in the economy or the related effect on the Company's results of operations and financial condition.

The Company is exposed to the credit risk of its customers. The current economic conditions and the state of the credit markets drive an elevated risk of potential bankruptcy of customers resulting in a greater risk of uncollectible outstanding accounts receivable. Accordingly, the Company intensely monitors its receivables and related credit risks. The realization of these risks could have a negative impact on the Company's profitability.

Reduction of purchases by or the loss of one or more key customers could reduce revenues and profitability. Losses of key contract customers within specific industries or significant volume reductions from key contract customers are both risks. If a current customer of the Company merges with or is acquired by a party that currently is aligned with a competitor, the Company could lose future revenues. In addition, sales to Bayer AG affiliates accounted for 15%, 12%, and 11% of consolidated net sales in fiscal years 2010, 2009, and 2008, respectively. The Company's sales to Bayer AG are expected to begin to decline in the fourth quarter of fiscal year 2011 as the Company's manufacturing contract with Bayer AG reaches end-of-life. Margins on the Bayer AG product are generally lower than the Company's other EMS products. The continuing success of the Company is dependent upon replacing expiring contract customers/programs with new customers/programs. The nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently, and new customer and program start-ups generally cause losses early in the life of a program. The Company can provide no assurance that it will be able to fully replace any lost sales, which could have an adverse effect on the Company's financial position, results of operations or cash flows. A reduction of government spending on furniture could also have an adverse impact on the Company's sales levels.

The Company operates in a highly competitive environment and may not be able to compete successfully. The Company faces pricing pressures in both of its segments, especially the EMS segment, as a result of intense competition from large EMS providers, emerging products, and over-capacity. Numerous manufacturers within the EMS industry compete globally for business from existing and potential customers. The office and hospitality furniture industries are also competitive due to numerous global manufacturers competing in the marketplace. In times of reduced demand for office furniture, large competitors may apply more pressure to their aligned distribution to sell their products exclusively which could lead to reduced opportunities for the Company's products. While the Company works toward reducing costs to respond to pricing pressures, if the Company cannot achieve the proportionate reductions in costs, profit margins may suffer. In addition, as end markets dictate, the Company is continually assessing excess capacity and developing plans to better utilize manufacturing operations, including consolidating and shifting manufacturing capacity to lower cost venues as necessary. The high level of competition in these industries impacts the Company's ability to implement price increases or, in some cases, even maintain prices, which could lower profit margins.

The Company's future operating results depend on the ability to purchase a sufficient amount of materials, parts, and components at competitive prices. The Company depends on suppliers globally to provide timely delivery of materials, parts, and components for use in the Company's products. The financial stability of suppliers is monitored by the Company when feasible as the loss of a significant supplier could have an adverse impact on the Company's operations. Supplier capacity reductions within the EMS industry during the recession have lengthened lead times and have driven component shortages and/or component allocations and could continue to do so as the supply chain slowly ramps up. Maintaining strong relationships with key suppliers of components critical to the manufacturing process is essential. Price increases of commodity components could have an adverse impact on profitability if the Company cannot offset such increases with other cost reductions or by price increases to customers. Materials utilized by the Company are generally available, but future availability is unknown and could impact the Company's ability to meet customer order requirements. The Company also purchases select finished goods. If suppliers fail to meet commitments to the Company in terms of price, delivery, or quality, it could interrupt the Company's operations and negatively impact the Company's ability to meet commitments to customers.

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

A change in the Company's sales mix among various products could have a negative impact on the gross profit margin. Changes in product sales mix could negatively impact the gross margin of the Company as margins of different products vary. The Company strives to improve the margins of all products, but certain products have lower margins in order to price the product competitively or in connection with the start-up of a new program. In addition, the EMS segment has historically operated at a lower gross profit percentage than the Furniture segment, and if the sales mix continues to trend toward the EMS segment, the Company's consolidated gross profit margin will be negatively impacted. An increase in the proportion of sales of products with lower margins could have an adverse impact on the Company's financial position, results of operations, or cash flows.

The Company's restructuring efforts may not be successful. During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland. The Company previously had one operation in Poznan. Construction of a new, larger facility in Poland is complete and limited production has begun. The Company successfully completed the move of production from Longford, Ireland, into the existing Poznan facility during fiscal year 2009. As part of the plan, the Company is also consolidating its EMS facilities located in Wales, United Kingdom, and Poznan, Poland, into the new facility near Poznan, with a projected final completion of the consolidation by mid-fiscal year 2012. The Company continually evaluates its manufacturing capabilities and capacities in relation to current and anticipated market conditions. The successful execution of restructuring initiatives is dependent on several factors and may not be accomplished as quickly or effectively as anticipated.

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

Changes in financial accounting standards may affect the Company's financial position, results of operations, or cash flows. The Financial Accounting Standards Board (FASB) is considering various proposed rule changes. The SEC is considering adopting rules that would require U.S. issuers to prepare their financial statements contained in SEC filings in accordance with International Financial Reporting Standards (IFRS). The implementation of new accounting standards or changes to U.S. GAAP could adversely impact the Company's financial position, results of operations, or cash flows.

Fluctuations in the Company's effective tax rate could have a significant impact on the Company's financial position, results of operations, or cash flows. The mix of pre-tax income or loss among the tax jurisdictions in which the Company operates that have varying tax rates could impact the Company's effective tax rate. The Company is subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Judgment is required in determining the worldwide provision for income taxes, other tax liabilities, interest, and penalties. Future events could change management's assessment. The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. The Company has also made assumptions about the realization of deferred tax assets. Changes in these assumptions could result in a valuation allowance for these assets. Final determination of tax audits or tax disputes may be different from what is currently reflected by the Company's income tax provisions and accruals. In addition, President Obama's administration has announced proposals for new U.S. tax legislation that, if adopted, could adversely affect the Company's tax rate.

A failure to comply with the financial covenants under the Company's $100 million credit facility could adversely impact the Company. The Company's credit facility requires the Company to comply with certain financial covenants. The Company believes the most significant covenants under its credit facility are minimum net worth and interest coverage ratio. More detail on these financial covenants is discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 2010, the Company had no short-term borrowings under its credit facilities and had total cash of $67.8 million, defined as cash, cash equivalents, and short-term investments. In the future, a default on the financial covenants under the Company's credit facility could cause an increase in the borrowing rates or could make it more difficult for the Company to secure future financing which could have an adverse effect on the financial condition of the Company.

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

An inability to protect the Company's intellectual property could have a significant impact on business. The Company attempts to protect its intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third-party non-disclosure and assignment agreements. Because of the differences in foreign laws concerning proprietary rights, the Company's intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States, and therefore in some parts of the world, the Company has limited protections, if any, for its intellectual property. Competing effectively depends, to a significant extent, on maintaining the proprietary nature of the Company's intellectual property. The degree of protection offered by the claims of the various patents and trademarks may not be broad enough to provide significant proprietary protection or competitive advantages to the Company, and patents or trademarks may not be issued on pending or contemplated applications. In addition, not all of the Company's products are covered by patents. It is also possible that the Company's patents and trademarks may be challenged, invalidated, cancelled, narrowed, or circumvented.

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

The Company's failure to maintain Food and Drug Administration (FDA) registration of one or more of its registered manufacturing facilities could negatively impact the Company's ability to produce products for its customers in the medical industry. To maintain FDA registration, the Company is subject to FDA audits of the manufacturing process. FDA audit failure could result in a partial or total suspension of production, fines, or criminal prosecution. Failure or noncompliance could have an adverse effect on the Company's reputation in addition to an adverse impact on the Company's financial position, results of operations, or cash flows.

The Company is subject to extensive environmental regulation and significant potential environmental liabilities. The past and present operation and ownership by the Company of manufacturing plants and real property are subject to extensive and changing federal, state, local, and foreign environmental laws and regulations, including those relating to discharges in air, water, and land, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with releases of hazardous substances. In addition, the increased prevalence of global warming issues may result in new regulations that may negatively impact the Company. The Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by the Company, some of which could be material. In addition, any investigations or remedial efforts relating to environmental matters could involve material costs or otherwise result in material liabilities.

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

Natural disasters or other catastrophic events may impact the Company's production schedules and, in turn, negatively impact profitability. Natural disasters or other catastrophic events, including severe weather, terrorist attacks, power interruptions, and fires, could disrupt operations and likewise the ability to produce or deliver the Company's products. The Company's manufacturing operations require significant amounts of energy, including natural gas and oil, and governmental regulations may control the allocation of such fuels to the Company. Employees are an integral part of the Company's business and events such as a pandemic could reduce the availability of employees reporting for work. In the event the Company experiences a temporary or permanent interruption in its ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in delayed or lost sales of the Company's products. In addition, any continuing disruption in the Company's computer system could adversely affect the ability to receive and process customer orders, manufacture products, and ship products on a timely basis, and could adversely affect relations with customers, potentially resulting in reduction in orders from customers or loss of customers. The Company maintains insurance to help protect the Company from costs relating to some of these matters, but such may not be sufficient or paid in a timely manner to the Company in the event of such an interruption.

The requirements of being a public company may strain the Company's resources and distract management. The Company is subject to the reporting requirements of federal securities laws, including the Sarbanes-Oxley Act of 2002. Among other requirements, the Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. The Company has, and expects to continue to, expend significant management time and resources maintaining documentation and testing internal control over financial reporting. While management's evaluation as of June 30, 2010 resulted in the conclusion that the Company's internal control over financial reporting was effective as of that date, the Company cannot predict the outcome of testing in future periods. If the Company concludes in future periods that its internal control over financial reporting is not effective, or if its independent registered public accounting firm is not able to render the required attestations, it could result in lost investor confidence in the accuracy, reliability, and completeness of the Company's financial reports.

Imposition of government regulations may significantly increase the Company's operating costs in the United States. The federal government has a broad agenda of potential legislative and regulatory reforms, which if enacted, could significantly impact the profitability of the Company by burdening it with forced cost choices that cannot be recovered by increased pricing. In addition, the Company imports a portion of its wood furniture products and is thus subject to an antidumping tariff on wooden bedroom furniture supplied from China. Although the impact to the Company of the tariff rates since the imposition of the Antidumping Duty Administrative Review has not been material, the tariffs are subject to review and could result in retroactive and prospective tariff rate increases which could have an adverse impact on the Company's financial condition, results of operations, or cash flows.

Healthcare reform legislation in the United States could adversely impact the Company's operating costs. Healthcare reform legislation enacted and being considered by Congress and state legislatures may have an impact on the Company's business. Under the healthcare reform legislation, the federal government is expected to:

assume a greater role in the healthcare system;
expand healthcare coverage in the United States;
mandate basic healthcare benefits; and
impose regulations on both businesses that provide or do not provide healthcare insurance to their employees.

The Company's current assessment is that this legislation will most likely increase its total healthcare costs which could have a significant impact on the Company's financial position, results of operations, manufacturing facilities and employment in the U.S., or cash flows.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, as of June 30, 2010, are as follows:

	Number of Facilities
	Furniture	Electronic Manufacturing Services	Unallocated Corporate	Total
Indiana	13	1	4	18
Kentucky	2			2
Florida		1		1
California		1		1
Idaho	1			1
Mexico		1		1
Thailand		1		1
Poland		2		2
China	1	1		2
United Kingdom		1		1
Total Facilities	17	9	4	30

The listed facilities occupy approximately 4,977,000 square feet in aggregate, of which approximately 4,733,000 square feet are owned and 244,000 square feet are leased. Square footage of these facilities is summarized by segment as follows:

	Approximate Square Footage
	Furniture	Electronic Manufacturing Services	Unallocated Corporate	Total
Owned	3,491,000	1,011,000	231,000	4,733,000
Leased	7,000	217,000	20,000	244,000
Total	3,498,000	1,228,000	251,000	4,977,000

Within the EMS segment, the Company plans to exit the United Kingdom facility in fiscal year 2012 as part of the Company's plan to consolidate this facility and the current Poland facility into a new, larger facility in Poland. Construction of the new facility in Poland is complete and limited production has begun. During the third quarter of fiscal year 2010, the Company completed the sale of the existing Poland facility and land. The Company is leasing back the recently sold Poland facility until all production is moved to the new facility in Poland, and the leased square footage is included above on the Leased line. The Poland facility lease expires during the Company's fiscal year 2011.

Included in Unallocated Corporate are executive, national sales and administrative offices, and a recycling facility.

Generally, properties are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize a reduced second or third shift. Due to sales fluctuations, not all facilities were utilized at normal capacity during fiscal year 2010.

Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.

Operating leases for all facilities and related land, including ten leased showroom facilities which are not included in the tables above, total 331,000 square feet and expire from fiscal year 2011 to 2056 with many of the leases subject to renewal options. The leased showroom facilities are in six states and the District of Columbia. See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases.

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

Item 4 - (Removed and Reserved)

Executive Officers of the Registrant

The executive officers of the Registrant as of August 30, 2010 are as follows:

(Age as of August 30, 2010)

Name	Age	Office and Area of Responsibility	Executive Officer Since
James C. Thyen	66	President, Chief Executive Officer, Director	1974
Douglas A. Habig	63	Chairman of the Board	1975
Robert F. Schneider	49	Executive Vice President, Chief Financial Officer	1992
Donald D. Charron	46	Executive Vice President, President-Kimball Electronics Group	1999
John H. Kahle	53	Executive Vice President, General Counsel, Secretary	2004
Gary W. Schwartz	62	Executive Vice President, Chief Information Officer	2004
Donald W. Van Winkle	49	Vice President, President-Office Furniture Group	2010
Stanley C. Sapp	49	Vice President, President-Kimball Hospitality	2010
Michelle R. Schroeder	45	Vice President, Chief Accounting Officer	2003

Executive officers are elected annually by the Board of Directors. All of the executive officers unless otherwise noted have been employed by the Company for more than the past five years in the principal occupation shown or some other executive capacity. Donald W. Van Winkle was appointed to Vice President, President-Office Furniture Group in February 2010. He had previously served as Vice President, General Manager of National Office Furniture from October 2003 until February 2010, and prior to that served as Vice President, Chief Finance and Administrative Officer for the Furniture Brands Group as well as other key finance roles within the Furniture segment since joining the Company in January 1991. Stanley C. Sapp was appointed to Vice President, President-Kimball Hospitality in February 2010. He had previously served as Vice President and General Manager of Kimball Hospitality from February 2005 until February 2010, and prior to that served in other key roles within the Furniture segment since joining the Company in June 2002.

PART II

Item 5 - Market for Registrant's Common Equity, Related Share Owner Matters and Issuer Purchases of Equity Securities

Market Prices

The Company's Class B Common Stock trades on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol: KBALB. High and low sales prices by quarter for the last two fiscal years as quoted by the NASDAQ system were as follows:

	2010		2009
	High	Low	High	Low
First Quarter	$ 8.36	$ 5.75	$12.75	$ 8.00
Second Quarter	$ 9.25	$ 7.16	$10.74	$ 4.05
Third Quarter	$ 9.59	$ 6.10	$ 9.14	$ 5.22
Fourth Quarter	$ 8.65	$ 5.48	$ 7.54	$ 5.02

There is no established public trading market for the Company's Class A Common Stock. However, Class A shares are convertible on a one-for-one basis to Class B shares.

Dividends

There are no restrictions on the payment of dividends except charter provisions that require on a fiscal year basis, that shares of Class B Common Stock are entitled to $0.02 per share dividend more than the annual dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock. Dividends declared totaled $7.3 million and $15.6 million for fiscal years 2010 and 2009, respectively. Included in these figures are dividends computed and accrued on unvested Class A and Class B restricted share units, which were paid by a conversion to the equivalent value of common shares on the vesting date. Dividends declared by quarter for fiscal year 2010 compared to fiscal year 2009 were as follows:

	2010		2009
	Class A	Class B	Class A	Class B
First Quarter	$0.045	$0.05	$0.155	$0.16
Second Quarter	$0.045	$0.05	$0.155	$0.16
Third Quarter	$0.045	$0.05	$0.045	$0.05
Fourth Quarter	$0.045	$0.05	$0.045	$0.05
Total Dividends	$0.180	$0.20	$0.400	$0.42

Share Owners

On August 16, 2010, the Company's Class A Common Stock was owned by 566 Share Owners of record, and the Company's Class B Common Stock was owned by 1,600 Share Owners of record, of which 304 also owned Class A Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters of Part III.

Issuer Purchases of Equity Securities

A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. The Company did not repurchase any shares under the repurchase program during the fourth quarter of fiscal year 2010. At June 30, 2010, two million shares remained available under the repurchase program.

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

The graph below compares the cumulative total return to Share Owners of the Company's Class B Common Stock from June 30, 2005, through June 30, 2010, the last business day in the respective fiscal years, to the cumulative total return of the NASDAQ Stock Market (U.S. and Foreign) and a peer group index for the same period of time. Due to the diversity of its operations, the Company is not aware of any public companies that are directly comparable to it. Therefore, the peer group index is comprised of publicly traded companies in both of the Company's segments, as follows:

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

The graph assumes $100 is invested in the Company's stock and each of the two indexes at the closing market quotations on June 30, 2005 and that dividends are reinvested. The performances shown on the graph are not necessarily indicative of future price performance.

                                                            Comparison of Cumulative Five Year Total Return

	2005	2006	2007	2008	2009	2010
Kimball International, Inc.	$100.00	$156.47	$115.11	$ 72.21	$ 57.31	$ 52.10
NASDAQ Stock Market (U.S. & Foreign)	$100.00	$107.08	$130.99	$114.02	$ 90.79	$105.54
Peer Group Index	$100.00	$ 97.48	$ 94.50	$ 68.17	$ 45.28	$ 67.04

Item 6 - Selected Financial Data

This information should be read in conjunction with Item 8 - Financial Statements and Supplementary Data and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2010	2009	2008	2007	2006
Net Sales	$1,122,808	$1,207,420	$1,351,985	$1,286,930	$1,109,549
Income from Continuing Operations	$ 10,803	$ 17,328	$ 78	$ 23,266	$ 28,613
Earnings Per Share from Continuing Operations:
Basic:
Class A	$ 0.27	$ 0.46	$ (0.00)	$ 0.59	$ 0.74
Class B	$ 0.29	$ 0.47	$ 0.00	$ 0.61	$ 0.75
Diluted:
Class A	$ 0.27	$ 0.46	$ 0.00	$ 0.58	$ 0.74
Class B	$ 0.29	$ 0.47	$ 0.00	$ 0.60	$ 0.75
Total Assets	$ 636,751	$ 642,269	$ 722,667	$ 694,741	$ 679,021
Long-Term Debt, Less Current Maturities	$ 299	$ 360	$ 421	$ 832	$ 1,125
Cash Dividends Per Share:
Class A	$ 0.18	$ 0.40	$ 0.62	$ 0.62	$ 0.62
Class B	$ 0.20	$ 0.42	$ 0.64	$ 0.64	$ 0.64

The preceding table excludes all income statement activity of the discontinued operations.

Fiscal year 2010 income from continuing operations included $1.2 million ($0.03 per diluted share) of after-tax restructuring expenses, $2.0 million ($0.05 per diluted share) of after-tax income resulting from settlement proceeds related to an antitrust lawsuit of which the Company was a class member, and $7.7 million ($0.20 per diluted share) of after-tax income from the sale of the facility and land in Poland.

Fiscal year 2009 income from continuing operations included $1.8 million ($0.04 per diluted share) of after-tax restructuring expenses, $9.1 million ($0.24 per diluted share) of after-tax non-cash goodwill impairment, $1.6 million ($0.04 per diluted share) of after-tax income from earnest money deposits retained by the Company resulting from the termination of a contract to sell the Company's Poland facility and land, and $18.9 million ($0.51 per diluted share) of after-tax gains on the sale of undeveloped land holdings and timberlands.

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

Earnings per share for fiscal years prior to fiscal year 2010 have been recalculated as a result of FASB guidance on determining whether instruments granted in share-based payment transactions are participating securities. The impact on fiscal year 2009 Class A basic earnings per share was a reduction from $0.47 as originally reported to $0.46, and the impact on fiscal year 2007 Class A basic earnings per share was a reduction from $0.60 as originally reported to $0.59. All other prior year earnings per share calculations were not impacted significantly enough to cause a change in the earnings per share result. See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further discussion.

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

Within both segments, most of the markets in which the Company competes were adversely affected by the global recession and liquidity crisis. The recession first began to impact the Company's sales and order trends in the second quarter of fiscal year 2009. The EMS segment has rebounded quicker than the Furniture segment with June 30, 2010 open orders 27% higher than June 30, 2009 and similar to the open order levels in the EMS segment prior to the declines the Company experienced related to the global recession. Furniture segment open orders as of June 30, 2010 approximated the June 30, 2009 level. While open orders in the Furniture segment are down significantly from the levels experienced prior to the impact of the global recession, the June 30, 2010 open orders increased 24% from the level for the most recent quarter ended March 31, 2010.

After experiencing 11% sales declines in calendar year 2009, the EMS industry sales projections (by IDC, InForum, and Electronic Trend Publications) show average forecasted growth for calendar year 2010 in the range of 7% to 8% compared to calendar year 2009. In addition, the Semiconductor Industry Association (SIA) reported that semiconductor sales are projected to grow approximately 28% in calendar year 2010, and although the Company does not directly serve this market, it may be indicative of increased end market demand for products utilizing electronic components.

The Company continues its strategy of diversification within the EMS segment customer base as it currently focuses on the four key vertical markets of medical, automotive, industrial control, and public safety. Short-term demand in the automotive market improved during the first half of the Company's fiscal year 2010 in conjunction with the federal Cash for Clunkers tax rebate program. Automotive activity in the latter half of fiscal year 2010 remained strong with activity projected to moderate in fiscal year 2011 due to the impact of current economic conditions on durable goods spending. Demand in the medical market has remained stable, and the Company sees signs of growth. The industrial control market is also showing signs of stability, after benefiting from spending targeted at energy savings technologies, and the public safety market is likewise stable. Sales to customers in the medical industry are the largest portion of the Company's EMS segment with sales to customers in the automotive industry being the second largest of the four vertical markets. The Company's sales to customers in the automotive industry are diversified among more than ten domestic and foreign customers and represented approximately 30% of the EMS segment's net sales for fiscal year 2010. The amount of sales of electronic components that relate to General Motors, Ford, and Chrysler automobiles sold in North America were only approximately 8% of the Company's EMS segment net sales during fiscal year 2010.

As of August 2010, the Business and Institutional Furniture Manufacturer Association (BIFMA) projected a 1.5% year-over-year increase in the office furniture industry for calendar year 2010 after a 29% industry decline in calendar year 2009. BIFMA projects office furniture industry growth of approximately 9% in calendar year 2011. While the Company's mid-market brand has fared better than its contract office furniture brand due to the project nature of the contract market and the changing U.S. consumption patterns, the Company cannot predict future overall office furniture order trends at this time due to the short lead time of orders and the volatility in this market. In addition, the hotel industry forecasts (reported by Smith Travel Research and PricewaterhouseCoopers LLP) project occupancy rates to increase approximately 3% in calendar year 2010 after a 9% industry decline in calendar year 2009 and project revenue per available room to increase less than 2% for calendar year 2010 after a 17% industry decline in calendar year 2009. Although the Company's recent hospitality order rates have improved, the Company cannot predict if this activity will be sustained in the near-term.

Competitive pricing pressures within the EMS segment and on many projects within the Furniture segment continue to put pressure on the Company's operating margins.

The Company is continually assessing its strategies in relation to market conditions. A long-standing component of the Company's profit sharing incentive bonus plan is that it is linked to the performance of the Company which automatically lowers total compensation expense when profits are down. During fiscal year 2010, the Company also maintained its focus on reducing operating costs, more closely scrutinizing customer and supply chain risk, and deferring or cancelling capital expenditures that were not immediately required to support customer requirements. The Company will continue to closely monitor market changes and its liquidity in order to proactively adjust its operating costs, discretionary capital spending, and dividend levels as needed.

The Company continued to maintain a strong balance sheet as of the end of fiscal year 2010, which included a minimal amount of long-term debt of $0.4 million and Share Owners' equity of $377.4 million. The Company's short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of the Company's revolving credit facility, was $163.6 million at June 30, 2010.

In addition to the above risks related to the current market conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding the Company's financial condition and operating performance:

  The Company will continue its focus on preserving cash and minimizing debt. Managing working capital in conjunction with fluctuating demand levels is key. In addition, the Company plans to minimize capital expenditures where appropriate but has been and will continue to invest in capital expenditures for projects that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability as the economy and the Company's markets recover.

Commodity price pressure is expected to continue in the near-term. Mitigating the impact of higher commodity and fuel prices continues to be an area of focus within the Company.
  Management continues to evaluate the healthcare reform legislation that was signed into law in March 2010 to understand the full impact on the Company. This legislation is expected to increase the Company's healthcare and related administrative expenses.

Globalization continues to reshape not only the industries in which the Company operates but also its key customers and competitors.
  As demand within the EMS industry increases, the availability of components used in products manufactured by the Company is a concern. As suppliers have not increased their production as rapidly as demand has increased, component shortages are occurring. If shortages of components continue or worsen, the Company's production and shipment schedules could be impacted.

  The nature of the EMS industry is such that the start-up of new programs to replace departing customers or expiring programs occurs frequently. The Company's sales to Bayer AG are expected to begin to decline in the fourth quarter of fiscal year 2011 as the Company's manufacturing contract with Bayer AG reaches end-of-life. Margins on the Bayer AG product are generally lower than the Company's other EMS products. The success of the Company's EMS segment is dependent on the successful replacement of such customers or programs. Such changes usually occur gradually over time as old programs phase out of production while newer programs ramp up. While the margins vary depending on the size of the program and the vertical market being served, replacement programs generally require more competitive pricing. Thus the Company must strive to identify cost savings opportunities to offset the lower pricing. See Item 1A - Risk Factors for more information on the risks related to contract customers.

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

  As end markets dictate, the Company is continually assessing under-utilized capacity and developing plans to grow its customer base and better utilize manufacturing operations, including shifting manufacturing capacity to lower cost venues as appropriate.

o    During the first quarter of fiscal year 2009, the Company approved a restructuring plan to consolidate production of select office furniture manufacturing departments. The consolidation is complete and has reduced manufacturing costs and excess capacity by eliminating redundant property and equipment, processes, and employee costs.

o    During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland which is expected to improve the Company's margins in the very competitive EMS market. The Company previously had one operation in Poznan. Construction of a new, larger facility in Poland is complete and limited production has begun. The Company successfully completed the move of production from Longford, Ireland, into the existing Poznan facility during the second quarter of fiscal year 2009. As part of the plan, the Company is also consolidating its EMS facilities located in Wales, United Kingdom, and Poznan, Poland into the new facility near Poznan, with a projected final completion of the consolidation by mid-fiscal year 2012.

  To support growth and diversification efforts, the Company has focused on both organic growth and potential acquisition targets. Acquisitions allow rapid diversification of both customers and industries served.

  The regulatory and business environment for U.S. public companies requires that the Company continually evaluate and enhance its practices in the areas of corporate governance and management practices. The Company has taken a number of steps to conform its corporate governance to evolving national and industry-wide best practices among U.S. public companies, not only to comply with new legal requirements, but also to enhance the decision-making process and effectiveness of the Company's Board of Directors.

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, a significant change in economic conditions, loss of key customers or suppliers, or similar unforeseen events.

Fiscal Year 2010 Results of Operations

Financial Overview - Consolidated

Fiscal year 2010 consolidated net sales were $1.12 billion compared to fiscal year 2009 net sales of $1.21 billion, a 7% decrease, due to a 27% net sales decrease in the Furniture segment, which more than offset a 10% net sales increase in the EMS segment. Fiscal year 2010 net income was $10.8 million, or $0.29 per Class B diluted share, inclusive of $1.2 million, or $0.03 per Class B diluted share, of after-tax restructuring costs primarily related to the European consolidation plan. The fiscal year 2010 results also included the following items: a $7.7 million after-tax gain, or $0.20 per Class B diluted share, related to the sale of the facility and land in Poland, and $2.0 million of after-tax income, or $0.05 per Class B diluted share, resulting from settlement proceeds related to an antitrust class action lawsuit of which the Company was a class member. The Company recorded net income for fiscal year 2009 of $17.3 million, or $0.47 per Class B diluted share, inclusive of after-tax restructuring charges of $1.8 million, or $0.04 per Class B diluted share, primarily related to the European consolidation plan. The fiscal year 2009 results also included the following items: an $18.9 million after-tax gain, or $0.51 per Class B diluted share, related to the sale of the Company's undeveloped land holdings and timberlands; a $9.1 million after-tax non-cash goodwill impairment charge, or $0.24 per Class B diluted share; and $1.6 million of after-tax income, or $0.04 per Class B diluted share, for earnest money deposits retained by the Company resulting from the termination of a contract to sell the Company's Poland facility and land.

Consolidated gross profit as a percent of net sales declined to 15.7% for fiscal year 2010 from 16.8% in fiscal year 2009 due to a shift in sales mix (as depicted in the table below) toward the EMS segment which operates at a lower gross profit percentage than the Furniture segment. The EMS segment and Furniture segment gross profit as a percent of net sales both improved in fiscal year 2010 as compared to fiscal year 2009. Gross profit is discussed in more detail in the segment discussions below.

Segment Net Sales as a % of Consolidated Net Sales	Year Ended
	June 30
	2010	2009
EMS segment	63%	53%
Furniture segment	37%	47%

Fiscal year 2010 consolidated selling and administrative expenses increased slightly as a percent of net sales compared to fiscal year 2009, due to sales volumes declining at a quicker rate than the selling and administrative expenses. Consolidated selling and administrative expenses for fiscal year 2010 declined in absolute dollars by 6% compared to fiscal year 2009 primarily due to decreased labor expense, lower bad debt expense, lower depreciation and amortization expense, and other comprehensive cost reduction efforts throughout the Company. Partially offsetting these reductions, the Company experienced increased employee benefit costs primarily related to the reinstatement of the Company's retirement plan contribution, increased advertising and marketing costs, and increased incentive compensation costs at select business units during fiscal year 2010 as compared to fiscal year 2009.

In addition, in fiscal year 2010, the Company recorded $1.5 million of expense compared to $2.8 million of income in fiscal year 2009 related to the normal revaluation to fair value of its Supplemental Employee Retirement Plan (SERP) liability. The result was an unfavorable variance in selling and administrative expenses of $4.3 million. As the general equity markets improved, the value of the SERP investments increased, causing additional selling and administrative expense related to the SERP liability. The SERP expense recorded in selling and administrative expenses was exactly offset by an increase in SERP investment income which was recorded in Other Income (Expense) as an investment gain; therefore, there was no effect on net earnings. The SERP investment is comprised of approximately 90% employee contributions.

Fiscal year 2010 Other General Income included a $6.7 million pre-tax gain within the EMS segment related to the sale of the facility and land in Poland. The Company is leasing a portion of the facility until it completes the transfer of production to its newly constructed facility in Poland. Fiscal year 2010 Other General Income also included $3.3 million of pre-tax income recorded in the EMS segment resulting from settlement proceeds related to an antitrust class action lawsuit of which the Company was a class member. The class action alleged the defendant sellers illegally conspired to fix prices for electronic components purchased by a business unit within the EMS segment. Other General Income in fiscal year 2009 included a $31.5 million pre-tax gain on the sale of undeveloped land holdings and timberlands. The gain on the sale of land holdings and timberlands was included in Unallocated Corporate in segment reporting. In addition, during fiscal year 2009, the Company had a conditional agreement to sell and lease back the facility that housed its Poland operations. However, the buyer was unable to close the transaction. As a result, the Company was entitled to retain approximately $1.9 million of the deposit funds held by the Company which was recorded as pre-tax income in Other General Income in the EMS segment.

In fiscal year 2009, the Company recorded non-cash pre-tax goodwill impairment charges of $14.6 million as a result of interim goodwill impairment testing which was completed due to the uncertainty associated with the economy and the significant decline in the Company's sales and order trends during fiscal year 2009 as well as the increased disparity between the Company's market capitalization and the carrying value of its Share Owners' equity. The goodwill was related to prior acquisitions in both of the Company's segments. See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information on goodwill.

Other Income (Expense) included other income of $3.3 million for fiscal year 2010 compared to other expense of $0.4 million for fiscal year 2009. The $4.3 million favorable variance in SERP investments was the primary driver of the increased other income for fiscal year 2010. Interest expense for fiscal year 2010 was lower than fiscal year 2009 due to lower average outstanding debt balances coupled with lower interest rates. Interest income was likewise lower for fiscal year 2010 compared to fiscal year 2009 due to lower interest rates and lower average investment balances.

The fiscal year 2010 effective tax rate was (81.0)% compared to the effective tax rate for fiscal year 2009 of 31.6%. Relatively low pre-tax income coupled with a tax benefit due to the Company's tax planning strategy related to the sale of its Poland facility and land and the favorable impact of the Company's earnings mix resulted in a tax benefit in fiscal year 2010 despite the Company's pre-tax income. The mix of earnings between U.S. and foreign jurisdictions largely contributed to the overall tax benefit due to losses in the U.S. which have a higher statutory tax rate than the Company's foreign operations which were profitable in fiscal year 2010. In fiscal year 2009, the Company's foreign operations experienced losses while income was generated in the U.S. See Note 9 - Income Taxes of Notes to Consolidated Financial Statements for more information.

Comparing the balance sheet as of June 30, 2010 to June 30, 2009, the decline in short-term investments was due to the Company selling all of its municipal securities which resulted in a gain of $0.6 million. The Company's accounts receivable balance as of June 30, 2010 compared to June 30, 2009 increased due to the increased sales near the end of fiscal year 2010 as compared to sales near the end of fiscal year 2009. The Company's inventory balance as of June 30, 2010 increased from the June 30, 2009 level primarily to support production ramp up at select EMS facilities and also to support the transfer of production to the new EMS facility in Poland from the other EMS facilities in Europe. The Company's accounts payable balance increased in relation with the inventory increase. The decrease in property and equipment as of June 30, 2010 compared to June 30, 2009 was driven by the sale of the Poland facility and changes in the Euro to US dollar exchange rate. The Company had no borrowings under its credit facilities as of June 30, 2010 as the Company opted to pay off its short-term debt. The Company's Accumulated Other Comprehensive Income (Loss) balance declined due to foreign currency translation adjustments. See Note 17 - Comprehensive Income of Notes to Consolidated Financial Statements for more information.

Electronic Manufacturing Services Segment

EMS segment results were as follows:

	At or for the Year Ended
(Amounts in Millions)	June 30
	2010	2009	% Change
Net Sales	$ 709.1	$ 642.8	10%
Operating Income (Loss)	$ 15.3	$ (22.0)	170%
Net Income (Loss)	$ 15.7	$ (11.8)	234%
Poland Land/Facility Gain, net of tax	$ 7.7	$ -0-
Goodwill Impairment, net of tax	$ -0-	$ 8.0
Restructuring Expense, net of tax	$ 1.2	$ 1.5
Open Orders	$ 199.1	$ 156.9	27%

Fiscal year 2010 EMS segment net sales to customers in the automotive, medical, industrial control, and public safety industries all increased compared to fiscal year 2009. While open orders were up 27% as of June 30, 2010 compared to June 30, 2009, open orders at a point in time may not be indicative of future sales trends due to the contract nature of the Company's business.

Fiscal year 2010 EMS segment gross profit as a percent of net sales improved 1.5 percentage points when compared to fiscal year 2009. The improvement was primarily driven by labor efficiency improvements and fixed cost leverage associated with the increased sales.

EMS segment selling and administrative expenses in absolute dollars decreased 1% in fiscal year 2010 as compared to fiscal year 2009 and also declined as a percent of net sales in fiscal year 2010 compared to fiscal year 2009 primarily because of the higher sales volumes. The reduction in selling and administrative expenses for fiscal year 2010 compared to fiscal year 2009 was primarily related to a decrease in overall salary expense, benefits realized from restructuring actions, lower depreciation/amortization expense, and other overall cost reduction efforts which were partially offset by higher incentive compensation costs.

EMS segment Other General Income for fiscal year 2010 included a $6.7 million pre-tax gain from the sale of the existing Poland facility and land. Including the tax benefit related to the sale of this facility and land, the after-tax gain was $7.7 million. In addition, Other General Income in fiscal year 2010 included $3.3 million of pre-tax income, or $2.0 million after-tax, resulting from settlement proceeds related to the antitrust class action lawsuit. EMS segment Other General Income for fiscal year 2009 included the $1.9 million pre-tax, or $1.6 million after-tax, amount retained by the Company resulting from the termination of a contract to sell the Company's Poland facility and land.

During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland. The Company previously had one operation in Poznan. Construction of a new, larger facility in Poland is complete and limited production has begun. The Company successfully completed the move of production from Longford, Ireland, into the existing Poznan facility during fiscal year 2009. During fiscal year 2010, the Company completed the sale of the existing Poland facility and land. The Company is leasing back the recently sold Poland facility until all production is moved to the new facility near Poznan, and the lease expires during the Company's fiscal year 2011. As part of the plan, the Company is also consolidating its EMS facilities located in Wales, United Kingdom, and Poznan, Poland, into the new facility near Poznan, which is expected to improve the Company's margins in the very competitive EMS market. The plan is being executed in stages with a projected final completion by mid-fiscal year 2012. See Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements for more information on restructuring charges. The restructuring expenses recorded in fiscal years 2010 and 2009 were primarily related to the European consolidation plan.

The fiscal year 2009 EMS segment earnings were also impacted by the recording of non-cash pre-tax goodwill impairment of $12.8 million, or $8.0 million after-tax.

As a percent of net sales, operating income (loss) was 2.2% for fiscal year 2010 and (3.4)% for fiscal year 2009.

During fiscal year 2010, the EMS segment recorded $1.0 million of tax income related to the sale of the facility and land in Poland instead of tax expense normally associated with a gain, as a result of a tax planning strategy. The fiscal year 2010 EMS segment income tax was also favorably impacted by the mix of earnings between U.S. and foreign EMS operations. The fiscal year 2009 EMS effective income tax rate was favorably impacted by a tax benefit related to its European operations which was primarily offset by the impact of losses in select foreign jurisdictions which have a lower tax rate.

Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Year Ended June 30
	2010	2009
Bayer AG affiliated sales as a percent of consolidated net sales	15%	12%
Bayer AG affiliated sales as a percent of EMS segment net sales	24%	23%

The Company's sales to Bayer AG are expected to begin to decline in the fourth quarter of fiscal year 2011 as the Company's manufacturing contract with Bayer AG reaches end-of-life.  Margins on the Bayer AG product are generally lower than the Company's other EMS products. The nature of the electronic manufacturing services industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. This segment continues to experience margin pressures related to an overall excess capacity position in the electronics subcontracting services market.

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

Furniture Segment

Furniture segment results were as follows:

	At or for the Year Ended
	June 30
(Amounts in Millions)	2010	2009	% Change
Net Sales	$ 413.6	$ 564.6	(27)%
Operating Income (Loss)	$ (9.4)	$ 13.8	(168)%
Net Income (Loss)	$ (5.8)	$ 8.3	(169)%
Goodwill Impairment, net of tax	$ -0-	$ 1.1
Restructuring (Income) Expense, net of tax	$ (0.1)	$ 0.1
Open Orders	$ 70.6	$ 70.2	1%

The fiscal year 2010 net sales decline in the Furniture segment compared to fiscal year 2009 resulted from decreased net sales of both office furniture and hospitality furniture. The decline in office furniture sales was primarily due to decreased sales volumes, with higher discounting net of price increases contributing to a lesser extent. Fiscal year 2010 sales of newly introduced office furniture products which have been sold for less than twelve months approximated $20.9 million. Open orders of furniture products at June 30, 2010 approximated the open orders levels as of June 30, 2009 as increased open orders for office furniture were primarily offset by decreased orders for hospitality furniture. Open orders at a point in time may not be indicative of future sales trends.

Fiscal year 2010 Furniture segment gross profit as a percent of net sales improved 0.3 percentage points when compared to fiscal year 2009. Items contributing to the improved gross profit as a percent of net sales included: price increases on select product, lower commodity costs, a sales mix shift to higher margin product, lower employee benefit costs, and other overall cost reduction efforts. These improvements more than offset the negative impact of the lower absorption of fixed costs associated with the lower net sales, increased discounting resulting from competitive pricing pressures, and increased costs related to the reinstatement of the Company's retirement plan contribution for fiscal year 2010. Due to the significant decline in sales volume, the fiscal year 2010 gross profit dollars declined as compared to fiscal year 2009.

Fiscal year 2010 selling and administrative expenses decreased in absolute dollars by 11%, but increased as a percent of net sales on the lower sales volumes, when compared to fiscal year 2009. The fiscal year 2010 selling and administrative expense decline resulted from lower overall salary expense realized from past restructurings and the salary reduction plan implemented by the Company in fiscal year 2009, lower commission costs related to the lower sales volumes, lower bad debt expense, and other improvements resulting from the focus on managing all costs. Partially offsetting the lower costs were higher advertising and product marketing expenses, increased costs related to the reinstatement of the Company's retirement plan contribution, and higher severance costs due to scaling operations.

The Furniture segment earnings for fiscal year 2009 were impacted by the recording of non-cash pre-tax goodwill impairment of $1.8 million, which equated to $1.1 million after-tax.

During the first quarter of fiscal year 2009, the Company approved a restructuring plan to consolidate production of select office furniture manufacturing departments. The consolidation reduced manufacturing costs and excess capacity by eliminating redundant property and equipment, processes, and employee costs. Most of the consolidation activities occurred during fiscal year 2009, and the remaining activities were completed during fiscal year 2010.

As a percent of net sales, operating income (loss) was (2.3)% for fiscal year 2010 and 2.4% for fiscal year 2009.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, financial stability of customers, supply chain cost pressures, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are located within Item 1A - Risk Factors.

Fiscal Year 2009 Results of Operations

The following discussions are based on income from continuing operations and therefore exclude all income statement activity of the discontinued operation which only impacted the fiscal year 2008 results. There was no activity related to discontinued operations in fiscal year 2009, and therefore the fiscal year 2009 net income and income from continuing operations were equivalent. See Note 19 - Discontinued Operation of Notes to Consolidated Financial Statements for more information on the discontinued operation.

Financial Overview - Consolidated

Fiscal year 2009 consolidated net sales were $1.21 billion compared to fiscal year 2008 net sales of $1.35 billion, an 11% decrease, due to decreased net sales in both the EMS segment and the Furniture segment. The Company recorded income from continuing operations for fiscal year 2009 of $17.3 million, or $0.47 per Class B diluted share, inclusive of after-tax restructuring charges of $1.8 million, or $0.04 per Class B diluted share. The fiscal year 2009 restructuring charges were primarily related to the European consolidation plan. The fiscal year 2009 results also included the following items: an $18.9 million after-tax gain, or $0.51 per Class B diluted share, related to the sale of the Company's undeveloped land holdings and timberlands; a $9.1 million after-tax non-cash goodwill impairment charge, or $0.24 per Class B diluted share; and $1.6 million of after-tax income, or $0.04 per Class B diluted share, for earnest money deposits retained by the Company resulting from the termination of a contract to sell the Company's Poland facility and land. The Company recorded income from continuing operations for fiscal year 2008 of $0.1 million, or less than $0.01 per Class B diluted share, inclusive of after-tax restructuring charges of $14.6 million, or $0.39 per Class B diluted share. The fiscal year 2008 restructuring charges were primarily related to the European consolidation plan, a workforce reduction plan, and the exit of two domestic EMS facilities.

Consolidated gross profit as a percent of net sales in fiscal year 2009 was 16.8% compared to 18.4% in fiscal year 2008. Both the EMS segment and the Furniture segment contributed to the decline as discussed in more detail in the segment discussions below.

Fiscal year 2009 consolidated selling and administrative expenses declined as a percent of net sales and also declined in absolute dollars by 17% as compared to fiscal year 2008. The improved selling and administrative expenses were primarily related to benefits realized as a result of the previously announced restructurings; lower salary and wage expense; lower incentive compensation and employee benefit costs which are linked to Company profitability; lower depreciation and amortization expense; lower sales and marketing incentive costs; lower travel costs; and other improvements resulting from the focus on managing all costs as a result of the macroeconomic conditions. Partially offsetting these cost declines, bad debt expense was $3.8 million higher for fiscal year 2009 compared to fiscal year 2008 as a result of market conditions. Additionally, during fiscal years 2009 and 2008, the Company recorded $2.8 million and $1.3 million, respectively, of favorable adjustments due to reductions in its SERP liability resulting from the normal revaluation of the liability to fair value. The result for the fiscal year comparison was a favorable variance in selling and administrative expenses of $1.5 million. The gain resulting from the reduction of the SERP liability that was recognized in selling and administrative expenses was exactly offset by a decline in the SERP investment which was recorded in Other Income (Expense), and thus there was no effect on net earnings. The SERP investment is primarily comprised of employee contributions.

Fiscal year 2009 Other General Income included a $31.5 million pre-tax gain on the sale of undeveloped land holdings and timberlands. The gain on the sale was included in Unallocated Corporate in segment reporting. Also impacting the fiscal year 2009 Other General Income was $1.9 million pre-tax income from earnest money deposits retained by the Company resulting from the termination of a contract to sell and lease back the Company's Poland facility and land. The buyer was unable to close the transaction, and as a result, the Company was entitled to retain the deposit funds. This income was recorded in the EMS segment.

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

Electronic Manufacturing Services Segment

During the first quarter of fiscal year 2009, the Company acquired privately-held Genesis Electronics Manufacturing of Tampa, Florida, for $5.4 million. The acquisition supports the Company's growth and diversification strategy, bringing new customers in the Company's key medical and industrial control markets. The operating results of this acquisition were included in the Company's consolidated financial statements beginning on September 1, 2008 and excluding the related goodwill impairment had an immaterial impact on the fiscal year 2009 financial results. See Note 2 - Acquisition of Notes to Consolidated Financial Statements for more information on the acquisition.

EMS segment results were as follows:

	At or For the Year Ended
	June 30
(Amounts in Millions)	2009	2008	% Change
Net Sales	$ 642.8	$ 727.1	(12)%
Income (Loss) from Continuing Operations	$ (11.8)	$ (15.3)	23%
Restructuring Expense, net of tax	$ 1.5	$ 12.8
Goodwill Impairment, net of tax	$ 8.0	$ -0-
Open Orders	$ 156.9	$ 205.8	(24)%

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

The EMS segment achieved a 25% reduction in selling and administrative expense in absolute dollars for fiscal year 2009 compared to fiscal year 2008. Selling and administrative expenses also decreased 1.5 percentage points as a percent of net sales. The improvement was primarily related to benefits realized from restructuring activities, reduced spending on travel, lower depreciation/amortization expense, and a strong focus on managing all costs including labor reductions as a result of the macroeconomic conditions during fiscal year 2009. Lower incentive compensation costs and lower employee benefit costs which are linked to Company profitability also contributed to the selling and administrative expense reduction as compared to fiscal year 2008.

The restructuring expense recorded in fiscal year 2009 was primarily related to the European consolidation plan. The fiscal year 2008 restructuring expense was primarily related to the European consolidation plan, a workforce reduction plan, and the exit of two domestic EMS facilities.

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

The fiscal year 2008 other income/(expense) included $1.3 million of pre-tax, or $0.7 million of after-tax, income relating to funds received as part of a Polish offset credit program for investments made in the Company's Poland operation.

Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Year Ended June 30
	2009	2008
Bayer AG affiliated sales as a percent of consolidated net sales	12%	11%
Bayer AG affiliated sales as a percent of EMS segment net sales	23%	21%

Furniture Segment

Furniture segment results were as follows:

	At or For the Year Ended
	June 30
(Amounts in Millions)	2009	2008	% Change
Net Sales	$ 564.6	$ 624.8	(10)%
Income from Continuing Operations	$ 8.3	$ 13.4	(38)%
Restructuring Expense, net of tax	$ 0.1	$ 1.3
Goodwill Impairment, net of tax	$ 1.1	$ -0-
Open Orders	$ 70.2	$ 101.0	(31)%

The net sales decline in the Furniture segment for fiscal year 2009 compared to fiscal year 2008 resulted from decreased net sales of office furniture which were partially offset by increased net sales of hospitality furniture. Price increases net of higher discounting contributed approximately $9.6 million to net sales during fiscal year 2009 when compared to fiscal year 2008. Fiscal year 2009 sales of newly introduced office furniture products which had been sold for less than twelve months approximated $26.8 million. Furniture products open orders at June 30, 2009 declined when compared to the open orders at June 30, 2008 due to decreased open orders for both office furniture and hospitality furniture.

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

Fiscal year 2009 selling and administrative expenses decreased in both absolute dollars and as a percent of net sales compared to fiscal year 2008. The selling and administrative expense decline resulted from lower salary expenses related to the workforce reduction restructuring activities, lower sales and marketing incentive costs, lower travel expense, lower incentive compensation and employee benefit costs which are linked to Company profitability, and other improvements resulting from the focus on managing all costs. Partially offsetting the selling and administrative expense improvements was increased bad debt expense of approximately $2.6 million on a pre-tax basis in fiscal year 2009 compared to fiscal year 2008.

The fiscal year 2008 restructuring charges were primarily related to the workforce reduction plan.

The fiscal year 2009 Furniture segment earnings were also impacted by the recording of non-cash pre-tax goodwill impairment of $1.8 million, which equated to $1.1 million after-tax.

Liquidity and Capital Resources

Working capital at June 30, 2010 was $180.0 million compared to working capital of $176.2 million at June 30, 2009. The current ratio was 1.8 at both June 30, 2010 and June 30, 2009.

The Company's internal measure of accounts receivable performance, also referred to as Days Sales Outstanding (DSO), for fiscal year 2010 of 47.8 days approximated the 47.2 days for fiscal year 2009. The Company defines DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for fiscal year 2010 decreased to 63.0 days from 65.6 days for fiscal year 2009. The PDSOH in fiscal year 2009 was unfavorably impacted by a rapid decline in EMS segment sales volumes. During fiscal year 2010, the Company worked to align inventory levels with sales levels, resulting in lower PDSOH. The Company defines PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.

The Company's short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of the Company's revolving credit facility, totaled $163.6 million at June 30, 2010 compared to $183.7 million at June 30, 2009.

During fiscal year 2010, the Company sold all of its municipal securities which resulted in a realized gain of $0.6 million. See Note 13 - Short-Term Investments of Notes to Consolidated Financial Statements for more information.

The Company's net cash position from an aggregate of cash, cash equivalents, and short-term investments less short-term borrowings under credit facilities decreased from $88.6 million at June 30, 2009 to $67.8 million at June 30, 2010. The Company had no short-term borrowings as of June 30, 2010. Operating activities generated $13.4 million of cash flow in fiscal year 2010 compared to the $84.2 million of cash generated by operating activities in fiscal year 2009. During fiscal year 2010 as compared to fiscal year 2009, the negative cash impact of increased accounts receivable and inventory balances to support increased EMS sales were only partially offset by increased accounts payable. During fiscal year 2010, the Company reinvested $35.4 million into capital investments for the future, primarily for manufacturing equipment in both segments and the new Poland facility, which is part of the plan to consolidate the European manufacturing footprint. The Company also had proceeds from the sale of assets of $12.9 million during fiscal year 2010 primarily related to the sale of the Poland facility which is being replaced by the newly constructed EMS facility also in Poland. The proceeds from the sale of assets during fiscal year 2009 of $49.9 million were primarily related to the sale of the Company's undeveloped land holdings and timberlands. Financing cash flow activities for fiscal year 2010 included $12.2 million in payments on the revolving credit facility as the Company opted to pay down the facility to a zero balance. The Company also had $7.3 million in dividend payments, which was a decrease from the $19.4 million of dividends paid during fiscal year 2009. The decline in dividends paid was a result of reduced dividend rates beginning in the fourth quarter of fiscal year 2009 to preserve cash. Consistent with the Company's historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During fiscal year 2011, the Company expects to minimize capital expenditures where appropriate but will continue to invest in capital expenditures prudently, particularly for projects that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability as the economy and the Company's markets recover.

At June 30, 2010, the Company had no short-term borrowings outstanding under its $100 million credit facility described in more detail below. The Company also has several smaller foreign credit facilities available described in more detail below and likewise had no borrowings outstanding under these facilities as of June 30, 2010. At June 30, 2009, the Company had $12.7 million of short-term borrowings outstanding.

At June 30, 2010, the Company had $4.2 million in letters of credit against the $100 million credit facility. Total availability to borrow under the $100 million credit facility was $95.8 million at June 30, 2010.

The Company maintains the $100 million credit facility with an expiration date in April 2013 that allows for both issuances of letters of credit and cash borrowings. The $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to the consent of the participating banks. The $100 million credit facility, upon which there were no borrowings at June 30, 2010, requires the Company to comply with certain financial covenants including interest coverage ratio and minimum net worth. The Company was in compliance with these covenants at June 30, 2010.

The Company believes the most significant covenants under its $100 million credit facility are minimum net worth and interest coverage ratio. The table below compares the actual net worth and interest coverage ratio with the limits specified in the credit agreement.

Covenant	At or For the Period Ended June 30, 2010	Limit As Specified in Credit Agreement	Excess
Minimum Net Worth	$377,428,000	$362,000,000	$15,428,000
Interest Coverage Ratio	34.6	3.0	31.6

The Interest Coverage Ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.

In addition to the $100 million credit facility, the Company can opt to utilize foreign credit facilities which are available to satisfy short-term cash needs at that specific location rather than funding from intercompany sources. The Company maintains a foreign credit facility for its EMS segment operation in Thailand which is backed by the $100 million revolving credit facility. The Company has a credit facility for its EMS segment operation in Poland, which allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $7.4 million U.S. dollars at June 30, 2010 exchange rates). The Company also has a credit facility for its EMS segment operation in China which allows for multi-currency borrowings up to $5 million. These foreign credit facilities can be cancelled at any time by either the bank or the Company.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the Company's credit facilities will be sufficient for fiscal year 2011 and the foreseeable future. One of the Company's sources of funds has been its ability to generate cash from operations to meet its liquidity obligations, which during fiscal year 2010 was hampered by lower sales volumes and could also be adversely affected in the future by factors such as general economic and market conditions, a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. In particular, should demand for the Company's products decrease significantly over the next 12 months due to the weakened economy, the available cash provided by operations could be adversely impacted. Another source of funds is the Company's credit facilities. The $100 million credit facility is contingent on complying with certain debt covenants.

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

The Company invested in convertible promissory notes and stock warrants of a privately-held company during fiscal year 2010 and has been chosen by the privately-held company as its primary supplier to produce EMS products in the future. The convertible promissory notes, classified as available-for-sale debt securities, were valued using a recurring market-based method which approximates fair value by using the amortized cost basis of the promissory notes, with the discount amortized to interest income over the term. The stock warrants, classified as derivative instruments, were valued on a recurring basis using a market-based method which utilizes the Black-Scholes valuation model. The fair value measurements for the convertible promissory notes and stock warrants were calculated using unobservable inputs and were classified as level 3 financial assets.

See Note 11 - Fair Value of Notes to Consolidated Financial Statements for more information.

Contractual Obligations

The following table summarizes the Company's contractual obligations as of June 30, 2010.

	Payments Due During Fiscal Years Ending June 30
(Amounts in Millions)	Total	2011	2012-2013	2014-2015	Thereafter
Recorded Contractual Obligations (a):
Long-Term Debt Obligations (b)	$ 0.4	$ 0.1	$ 0.0	$ 0.1	$ 0.2

Other Long-Term Liabilities Reflected on the Balance Sheet (c) (d) (e)	31.6	9.6	10.1	3.1	8.8

Unrecorded Contractual Obligations:
Operating Leases (e)	13.5	3.7	5.0	3.3	1.5
Purchase Obligations (f)	272.0	258.7	8.0	5.3	0.0
Other	0.7	0.1	0.4	0.1	0.1
Total	$318.2	$272.2	$23.5	$11.9	$10.6

(a) As of June 30, 2010, the Company had no Capital Lease Obligations.

(b) Refer to Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements for more information regarding Long-Term Debt Obligations. Accrued interest is also included on the Long-Term Debt Obligations line. The fiscal year 2011 amount includes $0.1 million of long-term debt obligations due in fiscal year 2011 which was recorded as a current liability. The estimated interest not yet accrued related to debt is included in the Other line item within the Unrecorded Contractual Obligations.

(c) The timing of payments of certain items included on the "Other Long-Term Liabilities Reflected on the Balance Sheet" line above is estimated based on the following assumptions:

  The timing of SERP payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants. The fiscal year 2011 amount includes $4.8 million for SERP payments recorded as current liabilities.
  The timing of employee transition payments related to facilities to be exited is estimated based on the expected termination in the underlying restructuring plan. The fiscal year 2011 amount also includes $2.5 million for restructuring employee transition payments and the related derivatives recorded as a current liability.
  The timing of severance plan payments is estimated based on the average service life of employees. The fiscal year 2011 amount also includes $1.0 million for severance payments recorded as a current liability.
  The timing of warranty payments is estimated based on historical data. The fiscal year 2011 amount includes $1.2 million for short-term warranty payments recorded as a current liability.

(d) Excludes $3.9 million of long-term unrecognized tax benefits and associated accrued interest and penalties along with deferred tax liabilities and miscellaneous other long-term tax liabilities which are not tied to a contractual obligation and for which the Company cannot make a reasonably reliable estimate of the period of future payments.

(e) Refer to Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information regarding Operating Leases and certain Other Long-Term Liabilities.

(f) Purchase Obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. The amounts listed above for purchase obligations include contractual commitments for items such as raw materials, supplies, capital expenditures, services, and software acquisitions/license commitments. Cancellable purchase obligations that the Company intends to fulfill are also included in the purchase obligations amount listed above through fiscal year 2015. In certain instances, such as when lead times dictate, the Company enters into contractual agreements for material in excess of the levels required to fulfill customer orders. In turn, agreements with the customers cover a portion of that exposure for the material which was purchased prior to having a firm order.

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

  Sales returns and allowances - At the time revenue is recognized certain provisions may also be recorded, including a provision for returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At June 30, 2010 and June 30, 2009, the reserve for returns and allowances was $2.5 million and $4.4 million, respectively. The returns and allowances reserve approximated 2% to 3% of gross trade receivables during the past two fiscal years.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at June 30, 2010 and June 30, 2009 was $1.3 million and $3.1 million, respectively. During the preceding two-year period, this reserve had approximated 1% of gross trade accounts receivable except for the period March 2009 through December 2009 during which time it approximated 2% of gross trade accounts receivable. The higher reserve was driven by increased risk created by deteriorating market conditions during that time.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 9% and 14% of consolidated inventories at June 30, 2010 and June 30, 2009, respectively, including approximately 78% and 83% of the Furniture segment inventories at June 30, 2010 and June 30, 2009, respectively. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. The Company may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2010 and June 30, 2009, the Company's accrued liabilities for self-insurance exposure were $4.7 million and $6.5 million, respectively.

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

The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, the Company believes it has made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.7 million at June 30, 2010 and $3.5 million at June 30, 2009.

Goodwill - Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an interim review is necessary, the Company compares the carrying value of the reporting unit to an estimate of the reporting unit's fair value to identify potential impairment. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting units considers current market conditions existing at the assessment date. In addition to performing the required annual testing, the Company will continue to monitor circumstances and events in future periods to determine whether additional goodwill impairment testing is warranted on an interim basis. The Company can provide no assurance that an impairment charge for the Company's remaining goodwill balance, which approximates only 0.4% of total assets, will not occur in future periods as a result of these analyses. At June 30, 2010 and June 30, 2009, the Company's goodwill, net of accumulated impairment losses, totaled $2.4 million and $2.6 million, respectively.

New Accounting Standards

See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk: As of June 30, 2010 and 2009, the Company had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $2 million and $25 million, respectively. These securities are classified as available-for-sale securities and are stated at fair value. Unrealized losses on debt securities are recognized in earnings when a company has an intent to sell or is likely to be required to sell before recovery of the loss, or when the debt security has incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax related effect as a component of Share Owners' Equity. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in an annual period in market interest rates from levels at June 30, 2010 and 2009 would cause the fair value of these short-term investments to decline by an immaterial amount. Further information on short-term investments is provided in Note 13 - Short-Term Investments of Notes to Consolidated Financial Statements.

The Company is exposed to interest rate risk on credit facilities which bear interest at variable rates based on prevailing short-term interest rates. The Company had no outstanding balance of variable rate obligations at June 30, 2010, and at June 30, 2009 had a $13 million outstanding balance. The Company estimates that a hypothetical 100 basis point change in interest rates from levels at June 30, 2009 would not have a material effect on annual interest expense. Further information on debt balances is provided in Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements.

Foreign Exchange Rate Risk: The Company operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. The Company's risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures of the Company and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements. The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates from levels at June 30, 2010 and 2009 relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period.

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

These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that its internal control over financial reporting was effective as of June 30, 2010.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an audit report on the Company's internal control over financial reporting which is included herein.

/s/ James C. Thyen
JAMES C. THYEN President, Chief Executive Officer
August 30, 2010

/s/ Robert F. Schneider
ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
August 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Share Owners of Kimball International, Inc.:

We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the "Company") as of June 30, 2010 and 2009, and the related consolidated statements of income, share owners' equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP Indianapolis, Indiana August 30, 2010

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
 (Amounts in Thousands, Except for Share and Per Share Data)

	June 30,	June 30,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$ 65,342	$ 75,932
Short-term investments	2,496	25,376
Receivables, net of allowances of $3,349 and $4,366, respectively	154,343	143,398
Inventories	146,406	127,004
Prepaid expenses and other current assets	43,776	35,720
Assets held for sale	1,160	1,358
Total current assets	413,523	408,788
Property and Equipment, net of accumulated depreciation of $337,251 and
$338,001, respectively	186,999	200,474
Goodwill	2,443	2,608
Other Intangible Assets, net of accumulated amortization of $63,595 and
$62,481, respectively	8,113	10,181
Other Assets	25,673	20,218
Total Assets	$ 636,751	$ 642,269
LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 61	$ 60
Accounts payable	178,693	165,051
Borrowings under credit facilities	-0-	12,677
Dividends payable	1,828	2,393
Accrued expenses	52,923	52,426
Total current liabilities	233,505	232,607
Other Liabilities:
Long-term debt, less current maturities	299	360
Other	25,519	26,948
Total other liabilities	25,818	27,308
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized
14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized
28,657,000 shares issued	1,433	1,433
Additional paid-in capital	119	343
Retained earnings	454,800	458,180
Accumulated other comprehensive loss	(9,775)	(501)
Less: Treasury stock, at cost:
Class A - 3,834,000 and 3,646,000 shares, respectively	(49,415)	(50,421)
Class B - 1,579,000 and 2,093,000 shares, respectively	(20,452)	(27,398)
Total Share Owners' Equity	377,428	382,354
Total Liabilities and Share Owners' Equity	$ 636,751	$ 642,269
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
 (Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2010	2009	2008
Net Sales	$ 1,122,808	$ 1,207,420	$ 1,351,985
Cost of Sales	946,275	1,004,901	1,103,511
Gross Profit	176,533	202,519	248,474
Selling and Administrative Expenses	181,771	192,711	232,131
Other General Income	(9,980)	(33,417)	-0-
Restructuring Expense	2,051	2,981	21,911
Goodwill Impairment	-0-	14,559	-0-
Operating Income (Loss)	2,691	25,685	(5,568)
Other Income (Expense):
Interest income	1,188	2,499	3,362
Interest expense	(142)	(1,565)	(1,967)
Non-operating income	2,980	2,663	3,512
Non-operating expense	(749)	(3,956)	(1,703)
Other income (expense), net	3,277	(359)	3,204
Income (Loss) from Continuing Operations Before Taxes on Income	5,968	25,326	(2,364)
Provision (Benefit) for Income Taxes	(4,835)	7,998	(2,442)
Income from Continuing Operations	10,803	17,328	78
Loss from Discontinued Operation, Net of Tax	-0-	-0-	(124)
Net Income (Loss)	$ 10,803	$ 17,328	$ (46)

Earnings (Loss) Per Share of Common Stock:
Basic Earnings (Loss) Per Share from Continuing Operations:
Class A	$ 0.27	$ 0.46	$ (0.00)
Class B	$ 0.29	$ 0.47	$ 0.00
Diluted Earnings Per Share from Continuing Operations:
Class A	$ 0.27	$ 0.46	$ 0.00
Class B	$ 0.29	$ 0.47	$ 0.00
Basic Earnings (Loss) Per Share:
Class A	$ 0.27	$ 0.46	$ (0.00)
Class B	$ 0.29	$ 0.47	$ 0.00
Diluted Earnings (Loss) Per Share:
Class A	$ 0.27	$ 0.46	$ (0.00)
Class B	$ 0.29	$ 0.47	$ (0.00)

Average Number of Shares Outstanding:
Basic:
Class A	10,694	11,036	11,696
Class B	26,765	26,125	25,418
Totals	37,459	37,161	37,114
Diluted:
Class A	10,791	11,121	11,731
Class B	26,770	26,151	25,504
Totals	37,561	37,272	37,235
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2010	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$ 10,803	$ 17,328	$ (46)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,760	37,618	39,421
Gain on sales of assets	(6,771)	(32,796)	(840)
Restructuring and exit costs	176	278	2,736
Deferred income tax and other deferred charges	(2,023)	(8,860)	4,193
Goodwill impairment	-0-	14,559	-0-
Stock-based compensation	1,824	2,129	3,979
Excess tax benefits from stock-based compensation	(263)	(297)	(14)
Other, net	(392)	-0-	-0-
Change in operating assets and liabilities:
Receivables	(17,629)	31,386	3,341
Inventories	(26,229)	36,667	(22,960)
Prepaid expenses and other current assets	(8,269)	7,994	(2,950)
Accounts payable	26,700	(5,142)	13,071
Accrued expenses	695	(16,705)	3,468
Net cash provided by operating activities	13,382	84,159	43,399
Cash Flows From Investing Activities:
Capital expenditures	(34,791)	(47,679)	(49,742)
Proceeds from sales of assets	12,900	49,942	5,209
Proceeds from disposal of discontinued operation	-0-	-0-	250
Payments for acquisitions	-0-	(5,391)	(4,566)
Purchase of capitalized software and other assets	(624)	(632)	(905)
Purchases of available-for-sale securities	(7,193)	(8,032)	(33,184)
Sales and maturities of available-for-sale securities	29,702	34,572	53,777
Other, net	198	(320)	3
Net cash provided by (used for) investing activities	192	22,460	(29,158)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	-0-	60,620	-0-
Payments on revolving credit facility	(12,248)	(63,349)	(4,445)
Additional net change in credit facilities	-0-	(35,805)	32,267
Payments on capital leases and long-term debt	(60)	(527)	(1,022)
Repurchases of common stock	-0-	-0-	(24,844)
Dividends paid to Share Owners	(7,264)	(19,410)	(23,701)
Excess tax benefits from stock-based compensation	263	297	14
Repurchase of employee shares for tax withholding	(1,212)	(1,209)	(859)
Net cash used for financing activities	(20,521)	(59,383)	(22,590)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(3,643)	(2,109)	4,127
Net (Decrease) Increase in Cash and Cash Equivalents	(10,590)	45,127	(4,222)
Cash and Cash Equivalents at Beginning of Year	75,932	30,805	35,027
Cash and Cash Equivalents at End of Year	$ 65,342	$ 75,932	$ 30,805
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners' Equity
	Class A	Class B
Amounts at June 30, 2007	$ 718	$1,433	$ 14,568	$480,863	$ 3,395	$(73,529)	$ 427,448
Comprehensive income:
Net loss				(46)			(46)
Net change in unrealized gains and losses on securities					433		433
Foreign currency translation adjustment					9,090		9,090
Net change in derivative gains and losses					(714)		(714)
Postemployment severance prior service cost					172		172
Postemployment severance actuarial change					(68)		(68)
Comprehensive income							8,867
Issuance of non-restricted stock ( 13,000 shares)			(31)			204	173
Net exchanges of shares of Class A and Class B
common stock ( 91,000 shares)			(326)			326	-0-
Vesting of restricted share units ( 12,000 shares)			(220)			188	(32)
Compensation expense related to stock incentive plans			3,763				3,763
Performance share issuance ( 139,000 shares)			(3,223)			2,173	(1,050)
Share repurchases ( 1,733,000 shares)						(22,298)	(22,298)
Cumulative effect of adoption of guidance for
accounting for uncertainty in income taxes				(712)			(712)
Dividends declared:
Class A ( $0.62 per share)				(7,476)			(7,476)
Class B ( $0.64 per share)				(16,216)			(16,216)
Amounts at June 30, 2008	$ 718	$1,433	$ 14,531	$456,413	$ 12,308	$(92,936)	$ 392,467
Comprehensive income:
Net income				17,328			17,328
Net change in unrealized gains and losses on securities					211		211
Foreign currency translation adjustment					(6,034)		(6,034)
Net change in derivative gains and losses					(5,151)		(5,151)
Postemployment severance prior service cost					171		171
Postemployment severance actuarial change					(2,006)		(2,006)
Comprehensive income							4,519
Issuance of non-restricted stock ( 29,000 shares)			(484)			447	(37)
Net exchanges of shares of Class A and Class B
common stock ( 1,188,000 shares)			(10,038)			10,038	-0-
Vesting of restricted share units ( 219,000 shares)			(4,210)			3,460	(750)
Compensation expense related to stock incentive plans			2,129				2,129
Performance share issuance ( 76,000 shares)			(1,585)			1,172	(413)
Dividends declared:
Class A ( $0.40 per share)				(4,617)			(4,617)
Class B ( $0.42 per share)				(10,944)			(10,944)
Amounts at June 30, 2009	$ 718	$1,433	$ 343	$458,180	$ (501)	$(77,819)	$ 382,354
Comprehensive income:
Net income				10,803			10,803
Net change in unrealized gains and losses on securities					(463)		(463)
Foreign currency translation adjustment					(10,384)		(10,384)
Net change in derivative gains and losses					1,724		1,724
Postemployment severance prior service cost					173		173
Postemployment severance actuarial change					(324)		(324)
Comprehensive income							1,529
Issuance of non-restricted stock ( 20,000 shares)			(209)	(66)		258	(17)
Net exchanges of shares of Class A and Class B
common stock ( 460,000 shares)			(490)	(2,567)		3,057	-0-
Vesting of restricted share units ( 209,000 shares)			(274)	(3,435)		3,157	(552)
Compensation expense related to stock incentive plans			1,824				1,824
Performance share issuance ( 97,000 shares)			(1,075)	(784)		1,480	(379)
Dividends declared:
Class A ( $0.18 per share)				(1,955)			(1,955)
Class B ( $0.20 per share)				(5,376)			(5,376)
Amounts at June 30, 2010	$ 718	$1,433	$ 119	$454,800	$ (9,775)	$(69,867)	$ 377,428
See Notes to Consolidated Financial Statements
48

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

  Change in Estimates: The Company periodically performs assessments of the useful lives of assets. In evaluating useful lives, the Company considers how long assets will remain functionally efficient and effective, given levels of technology, competitive factors, and the economic environment. If the assessment indicates that the assets will continue to be used for a longer period than previously anticipated, the useful life of the assets is revised, resulting in a change in estimate. Changes in estimates are accounted for on a prospective basis by depreciating the assets' current carrying values over their revised remaining useful lives.

Effective July 1, 2009, the Company revised the useful lives of Surface Mount Technology production equipment from 5 years to 7 years. Additionally, effective October 1, 2008, the Company revised the useful lives of Enterprise Resource Planning software from 7 years to 10 years. The effect of these changes in estimates, compared to the original depreciation and amortization, for fiscal year 2010 was a pre-tax reduction in depreciation and amortization expense of, in thousands, ($2,148). The pre-tax reduction in amortization expense for fiscal year 2009 was, in thousands, ($1,402). The pre-tax (decrease) increase to depreciation and amortization expense in future periods is expected to be, in thousands, ($1,010), $141, $1,052, $1,272, and $1,225 in the five years ending June 30, 2015, and $531 thereafter.

  Revisions to the Earnings Per Share Calculation: In June 2008, the Financial Accounting Standards Board (FASB) issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. Under the guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends are considered to be a separate class of securities and are excluded from the common stock EPS calculations. The Company's restricted share unit awards meet the definition of a participating security when held by retirement-age participants. All restricted share units vested during fiscal year 2010. The guidance became effective as of the beginning of the Company's fiscal year 2010 and required that previously reported earnings per share data be recast in financial statements issued in periods after the effective date. The guidance impacted the Company's Class A Common Stock earnings per share results for certain interim periods and the annual period of fiscal year 2009. The impact on fiscal year 2009 Class A basic earnings per share was a reduction from $0.47 as originally reported to $0.46. All other fiscal year 2009 and fiscal year 2008 earnings per share calculations were not impacted significantly enough to cause a change in the earnings per share result.

  Change in Accounting Policy: During the third quarter of fiscal year 2010, the Company changed its classification of interest and penalties related to unrecognized tax benefits, reflected in the Consolidated Statements of Income. Interest related to unrecognized tax benefits was previously classified on either the Interest income line or the Interest expense line. Penalties related to unrecognized tax benefits were previously classified as Non-operating expense. In accordance with the guidance for accounting for uncertainty in income taxes, based on an accounting policy election, interest related to unrecognized tax benefits may either be classified as income taxes or interest, and penalties related to unrecognized tax benefits may either be classified as income taxes or another expense classification. Beginning January 1, 2010, the Company revised its accounting policy and now classifies interest and penalties related to unrecognized tax benefits in the Provision (Benefit) for Income Taxes line of the Consolidated Statements of Income. The Company believes that the classification of interest and penalties in the Provision (Benefit) for Income Taxes line is preferable because it is management's belief that interest and penalties related to unrecognized tax benefits are costs of managing taxes payable (as opposed to, for example, interest as a cost of debt). Also, this presentation is more consistent with the practice followed by most of the Company's competitors. As a result of reclassifying interest related to unrecognized tax benefits, the Company's interest coverage ratio, which is a debt covenant in its revolving credit facility, will change. This change does not impact the Company's compliance with this debt covenant. Interest and penalties related to unrecognized tax benefits were not material during the period subsequent to the change in accounting policy. Prior periods were not adjusted retrospectively due to immateriality. This change had no impact on Operating Income, Income from Continuing Operations, Net Income, or Earnings Per Share. This change had an impact on Income from Continuing Operations Before Taxes on Income, however the impact was not material.

  Revenue Recognition: Revenue from product sales is recognized when title and risk transfer to the customer, which under the terms and conditions of the sale, may occur either at the time of shipment or when the product is delivered to the customer. Shipping and handling fees billed to customers are recorded as sales while the related shipping and handling costs are included in cost of goods sold. The Company recognizes sales net of applicable sales tax. Service revenue is recognized as services are rendered. Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sale, resulting in a reduction of revenue. An allowance for doubtful accounts is recorded using specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. Estimates of collectability result in an increase or decrease in selling expenses.

  Cash, Cash Equivalents, and Short-Term Investments: Cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist of bank accounts and money market funds. Bank accounts are stated at cost, which approximates fair value, and money market funds are stated at fair value. Short-term investments consist primarily of securities with maturities exceeding three months at the time of acquisition. Available-for-sale securities are stated at fair value. Unrealized losses on debt securities are recognized in earnings when a company has an intent to sell or is likely to be required to sell before recovery of the loss, or when the debt security has incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax related effect as a component of Share Owners' Equity.

  Inventories: Inventories are stated at the lower of cost or market value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. The last-in, first-out (LIFO) method was used for approximately 9% and 14% of consolidated inventories at June 30, 2010 and June 30, 2009, respectively, and remaining inventories were valued using the first-in, first-out (FIFO) method. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.

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

A summary of the goodwill by segment is as follows:

(Amounts in Thousands)	Electronic Manufacturing Services	Furniture	Consolidated
Balance as of June 30, 2008
Goodwill	$ 13,622	$ 1,733	$ 15,355
Accumulated impairment losses	-0-	-0-	-0-
Goodwill, net	13,622	1,733	15,355

Goodwill Acquired	1,965	-0-	1,965
Effect of Foreign Currency Translation	(153)	-0-	(153)
Impairment Losses	(12,826)	(1,733)	(14,559)

Balance as of June 30, 2009
Goodwill	15,434	1,733	17,167
Accumulated impairment losses	(12,826)	(1,733)	(14,559)
Goodwill, net	2,608	-0-	2,608

Effect of Foreign Currency Translation	(165)	-0-	(165)

Balance as of June 30, 2010
Goodwill	15,269	1,733	17,002
Accumulated impairment losses	(12,826)	(1,733)	(14,559)
Goodwill, net	$ 2,443	$ -0-	$ 2,443

During fiscal year 2010, no goodwill impairment loss was recognized. During fiscal year 2009, goodwill was reviewed on an interim basis due to the continued uncertainty associated with the economy and liquidity crisis and the significant decline in the Company's sales and order trends as well as the increased disparity between the Company's market capitalization and the carrying value of its Share Owners' equity. Interim testing resulted in the recognition of goodwill impairment of, in thousands, $12,826 within the Electronic Manufacturing Services (EMS) segment and $1,733 within the Furniture segment. The impairment was recorded on the Goodwill Impairment line item of the Company's Consolidated Statements of Income.

In addition to performing the required annual testing, the Company will continue to monitor circumstances and events in future periods to determine whether additional goodwill impairment testing is warranted on an interim basis. The Company can provide no assurance that an impairment charge for the remaining goodwill balance, which approximates only 0.4% of the Company's total assets, will not occur in future periods as a result of these analyses.

Other Intangible Assets reported on the Consolidated Balance Sheets consist of capitalized software, product rights, and customer relationships. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.

A summary of other intangible assets subject to amortization by segment is as follows:

	June 30, 2010			June 30, 2009
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Electronic Manufacturing Services:
Capitalized Software	$ 27,519	$ 24,807	$ 2,712	$ 27,455	$ 24,217	$ 3,238
Customer Relationships	1,167	614	553	1,167	448	719
Other Intangible Assets	28,686	25,421	3,265	28,622	24,665	3,957

Furniture:
Capitalized Software	36,053	32,399	3,654	37,107	32,533	4,574
Product Rights	1,160	470	690	1,160	334	826
Other Intangible Assets	37,213	32,869	4,344	38,267	32,867	5,400

Unallocated Corporate:
Capitalized Software	5,809	5,305	504	5,773	4,949	824
Other Intangible Assets	5,809	5,305	504	5,773	4,949	824

Consolidated	$ 71,708	$ 63,595	$ 8,113	$ 72,662	$ 62,481	$ 10,181

During fiscal years 2010, 2009, and 2008, amortization expense of other intangible assets from continuing operations, including asset write-downs associated with the Company's restructuring plans, was, in thousands, $2,484, $3,931, and $8,036, respectively. Amortization expense in future periods is expected to be, in thousands, $2,140, $1,900, $1,541, $1,157, and $780 in the five years ending June 30, 2015, and $595 thereafter. The amortization period for product rights is 7 years. The amortization period for the customer relationship intangible asset ranges from 10 to 16 years. The estimated useful life of internal-use software ranges from 3 to 10 years.

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

  Research and Development: The costs of research and development are expensed as incurred. Research and development costs from continuing operations were approximately, in millions, $12, $14, and $16 in fiscal years 2010, 2009, and 2008, respectively.

  Advertising: Advertising costs are expensed as incurred. Advertising costs from continuing operations, included in selling and administrative expenses were, in millions, $5.5, $4.5, and $6.2, in fiscal years 2010, 2009, and 2008, respectively.

  Insurance and Self-insurance: The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits including medical, short-term disability, and dental, with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Approximately 59% of the workforce is covered under self-insured medical and short-term disability plans.

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

Beginning January 1, 2010, the Company recognizes interest and penalties related to unrecognized tax benefits in the Provision (Benefit) for Income Taxes line of the Consolidated Statements of Income. See the above explanation, under the caption Change in Accounting Policy, regarding the change in accounting policy for the classification of interest and penalties related to unrecognized tax benefits.

  Off-Balance Sheet Risk and Concentration of Credit Risk: The Company has business and credit risks concentrated in the medical, automotive, and furniture industries. Two customers, Bayer AG and TRW Automotive, Inc., represented 18% and 10%, respectively, of consolidated accounts receivable at June 30, 2010 and 19% and 11%, respectively, of consolidated accounts receivable at June 30, 2009. The Company currently does not foresee a credit risk associated with these receivables. The Company also has a loan agreement with a contract customer and a note receivable related to the sale of an Indiana facility. At June 30, 2010 and 2009, $4.2 million and $4.7 million was outstanding, respectively. The Company recorded a provision for potential credit losses. The Company's off-balance sheet arrangements are limited to operating leases entered into in the normal course of business as described in Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.

  Other General Income:  Other General Income in fiscal year 2010 included a gain on the sale of the Company's Poland facility and land and settlement proceeds related to a class action lawsuit of which the Company was a class member. Other General Income in fiscal year 2009 included a gain related to the sale of undeveloped land and timberland holdings, as well as earnest money deposits retained by the Company resulting from the termination of the contract to sell and lease back the Company's Poland facility and land.

Components of Other General Income:

	Year Ended June 30
(Amounts in Thousands)	2010	2009	2008
Gain on Sale of Poland Facility and Land	$ 6,724	$ -0-	$ -0-
Settlement Proceeds Related to Antitrust Class Action Lawsuit	3,256	-0-	-0-
Gain on Sale of Undeveloped Land and Timberland Holdings	-0-	31,489	-0-
Earnest Money Deposits Retained	-0-	1,928	-0-
Other General Income	$ 9,980	$ 33,417	$ -0-

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

  Stock-Based Compensation: As described in Note 8 - Stock Compensation Plans of Notes to Consolidated Financial Statements, the Company maintains stock-based compensation plans which allow for the issuance of restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights for grant to officers and other key employees of the Company and to members of the Board of Directors who are not employees. The Company recognizes the cost resulting from share-based payment transactions using a fair-value-based method. The estimated fair value of outstanding performance shares is based on the stock price at the date of the grant. For performance shares, the price is reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. Stock-based compensation expense is recognized for the portion of the award that is ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

  New Accounting Standards: In July 2010, the FASB issued guidance expanding disclosures about the credit quality of financing receivables and the allowance for credit losses. The additional disclosures are intended to facilitate the evaluation of 1) the nature of credit risk inherent in the Company's portfolio of financing receivables, 2) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and 3) the changes and reasons for those changes in the allowance for credit losses. Financing receivables include loans and notes receivable, long-term trade accounts receivable, and certain other contractual rights to receive money on demand or on fixed or determinable dates. The expanded disclosures, disaggregated by portfolio segment or class of financing receivable, include a roll-forward of the allowance for credit losses as well as impaired, nonaccrual, restructured and past due loans, and credit quality indicators. The guidance will be effective for the Company's second quarter fiscal year 2011 financial statements, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company's third quarter fiscal year 2011 financial statements. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

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

In June 2009, the FASB issued guidance related to variable interest entities (VIEs) which modifies how a company determines when VIEs should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and requires additional disclosures about a company's involvement in variable interest entities. The guidance is effective as of the beginning of the Company's fiscal year 2011, and its adoption is not expected to have an impact on the Company's consolidated financial statements.

In June 2008, the FASB issued guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity's capital structure includes multiple classes of common stock and participating securities. This guidance became effective as of the beginning of the Company's fiscal year 2010 and required that previously reported earnings per share data be recast in financial statements issued in periods after the effective date. The effect of adopting the guidance is disclosed under the caption Revisions to the Earnings Per Share Calculation within this footnote.

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

In September 2006, the FASB issued guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance is only applicable to existing accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The guidance, as originally issued, was to be effective as of the beginning of the Company's fiscal year 2009. In February 2008, the FASB issued additional guidance on fair value measurements, approving a one-year deferral to the beginning of the Company's fiscal year 2010 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. The Company adopted the provisions of fair value measurement guidance applicable to financial instruments as of July 1, 2008. The Company adopted the provisions of fair value measurement guidance applicable to non-financial assets and liabilities as of July 1, 2009 which did not have a material effect on the Company's consolidated financial statements. Required disclosures have been provided in Note 11 - Fair Value of Notes to Consolidated Financial Statements.

Note 2    Acquisition

During fiscal year 2009, the Company acquired privately-held Genesis Electronics Manufacturing located in Tampa, Florida. The acquisition supports the Company's growth and diversification strategy, bringing new customers in key target markets. The acquisition purchase price totaled $5.4 million. Assets acquired were $7.7 million, which included $2.0 million of goodwill, and liabilities assumed were $2.3 million. Direct costs of the acquisition were not material. Goodwill was allocated to the EMS segment of the Company. The operating results of this acquisition are included in the Company's consolidated financial statements beginning on September 1, 2008 and excluding goodwill impairment recorded during fiscal year 2009, had an immaterial impact on the fiscal year 2010 and 2009 financial results. See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information on goodwill impairment. The purchase price allocation is final.

Note 3    Inventories

Inventories are valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 9% and 14% of consolidated inventories at June 30, 2010 and June 30, 2009, respectively, including approximately 78% and 83% of the Furniture segment inventories at June 30, 2010 and June 30, 2009, respectively. The EMS segment inventories and the remaining inventories in the Furniture segment are valued using the lower of first-in, first-out (FIFO) cost or market value.

Had the FIFO method been used for all inventories, income from continuing operations would have been $0.8 million lower in fiscal year 2010, $2.4 million lower in fiscal year 2009, and $1.1 million higher in fiscal year 2008. Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased income from continuing operations by $1.3 million in fiscal year 2010, $2.5 million in fiscal year 2009, and $0.1 million in fiscal year 2008.

Inventory components at June 30 are as follows:

(Amounts in Thousands)	2010	2009
Finished products	$ 33,177	$ 35,530
Work-in-process	13,209	11,752
Raw Materials	112,897	93,999
Total FIFO inventory	$ 159,283	$ 141,281
LIFO Reserve	(12,877)	(14,277)
Total inventory	$ 146,406	$ 127,004

Note 4    Property and Equipment

Major classes of property and equipment at June 30 consist of the following:

(Amounts in Thousands)	2010	2009
Land	$ 13,705	$ 9,399
Buildings and improvements	180,810	167,997
Machinery and equipment	320,576	331,139
Construction-in-progress	9,159	29,940
Total	$ 524,250	$ 538,475
Less: Accumulated depreciation	(337,251)	(338,001)
Property and equipment, net	$ 186,999	$ 200,474

The useful lives used in computing depreciation are based on the Company's estimate of the service life of the classes of property, as follows:

Years
Buildings and improvements	5 to 50
Machinery and equipment	2 to 20
Leasehold improvements	Lesser of Useful Life or Term of Lease

Depreciation and amortization of property and equipment from continuing operations, including asset write-downs associated with the Company's restructuring plans, totaled, in millions, $32.5 for fiscal year 2010, $33.9 for fiscal year 2009, and $34.0 for fiscal year 2008.

At June 30, 2010, in thousands, assets totaling $1,160 were classified as held for sale and consisted of a facility and land related to the Gaylord, Michigan, exited operation within the EMS segment. These assets were reported as unallocated corporate assets for segment reporting purposes. The Company expects to sell these assets during the next 12 months. During fiscal year 2010, the Company sold held for sale equipment related to previously held timberlands, and the sale had an immaterial effect on the Company's consolidated financial statements. At June 30, 2009, the Company had, in thousands, assets totaling $1,358 classified as held for sale.

Note 5    Commitments and Contingent Liabilities

Leases:

Operating leases for certain office, showroom, manufacturing facilities, land, and equipment, which expire from fiscal year 2011 to 2056, contain provisions under which minimum annual lease payments are, in millions, $3.7, $3.0, $2.0, $1.8, and $1.5 for the five years ended June 30, 2015, respectively, and aggregate $1.5 million from fiscal year 2016 to the expiration of the leases in fiscal year 2056. The Company is obligated under certain real estate leases to maintain the properties and pay real estate taxes. Certain leases include renewal options and escalation clauses. Total rental expenses amounted to, in millions, $5.4, $6.1, and $7.8 in fiscal years 2010, 2009, and 2008, respectively, including certain leases requiring contingent lease payments based on warehouse space utilized, which amounted to expense of, in millions, $0.4, $1.1, and $0.7 in fiscal years 2010, 2009, and 2008, respectively.

As of June 30, 2010 and 2009, the Company had no capitalized leases.

Guarantees:

As of June 30, 2010 and 2009, the Company had no guarantees issued which were contingent on the future performance of another entity. Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary. The Company had a maximum financial exposure from unused standby letters of credit totaling $4.2 million as of June 30, 2010 and approximately $5.0 million as of June 30, 2009. The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements. Accordingly, no liability has been recorded as of June 30, 2010 and 2009 with respect to the standby letters of credit. The Company also enters into commercial letters of credit to facilitate payments to vendors and from customers.

Product Warranties:

The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual during fiscal years 2010, 2009, and 2008 were as follows:

(Amounts in Thousands)	2010	2009	2008
Product Warranty Liability at the beginning of the year	$ 2,176	$ 1,470	$ 2,147
Accrual for warranties issued	350	1,311	446
Accruals (reductions) related to pre-existing warranties (including changes in estimates)	(291)	509	(166)
Settlements made (in cash or in kind)	(417)	(1,114)	(957)
Product Warranty Liability at the end of the year	$ 1,818	$ 2,176	$ 1,470

Note 6    Long-Term Debt and Credit Facility

Long-term debt, less current maturities as of June 30, 2010 and 2009, was, in thousands, $299 and $360, respectively, and current maturities of long-term debt were, in thousands, $61 and $60, respectively. Long-term debt consists of long-term notes payable, which have an interest rate of 9.25%. Aggregate maturities of long-term debt for the next five years are, in thousands, $61, $12, $14, $15, and $16, respectively, and aggregate $242 thereafter. Maturity dates for long-term debt occur in fiscal years 2011 and 2025.

Credit facilities classified as short-term debt consisted of the following:

(Amounts in Millions, in U.S Dollar Equivalents)	Availability to Borrow at June 30, 2010	Borrowings Outstanding at June 30, 2010	Borrowings Outstanding at June 30, 2009
Primary revolving credit facility (1)	$ 95.8	$ -0-	$ 12.7
China credit facility (2)	5.0	-0-	-0-
Poland overdraft credit facility (3)	7.4	-0-	-0-
Other	0.3	-0-	-0-
Total	$ 108.5	$ -0-	$ 12.7

(1) The Company's primary revolving credit facility, which expires in April 2013, provides for up to $100 million in borrowings, with an option to increase the amount available for borrowing to $150 million at the Company's request, subject to participating banks' consent. The Company uses this facility for acquisitions and general corporate purposes. A commitment fee is payable on the unused portion of the credit facility which was immaterial to the Company's operating results for fiscal years 2010, 2009, and 2008. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 12.5 to 15.0 basis points per annum as determined by the Company's leverage ratio. Borrowings under the credit agreement bear interest at a floating rate based, at the Company's option, upon a London Interbank Offered Rate (LIBOR) plus an applicable percentage or the greater of the federal funds rate plus an applicable percentage and the prime rate. The credit facility requires the Company to comply with certain financial covenants including interest coverage ratio and net worth. The Company was in compliance with these covenants at June 30, 2010. The Company also had $4.2 million in letters of credit against the credit facility at June 30, 2010. As of June 30, 2009, the outstanding balance on the primary credit facility was a Euro currency borrowing which provided a natural currency hedge against Euro denominated intercompany notes between the U.S. parent and the Euro functional currency subsidiaries.

The Company also maintains a foreign credit facility for its EMS segment operation in Thailand which is backed by the $100 million revolving credit facility. This foreign credit facility is reviewed for renewal annually and can be cancelled at any time by either the bank or the Company. Interest on borrowing in US dollars under the facility is charged at 0.75% per annum over the Singapore Interbank Money Market Offered Rate (SIBOR). The interest rate on borrowings in Thai Baht under the facility is charged at the prevailing market rate.

(2) The credit facility for the EMS segment operation in China allows for multi-currency borrowings up to $5 million to be used for general working capital needs. This facility is reviewed for renewal annually and can be cancelled at any time by either the bank or the Company. The interest rate applicable to the facility is determined by the bank at the time a drawing request is made.

 (3) The credit facility for the EMS segment operation in Poland allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $7.4 million U.S. dollars at June 30, 2010 exchange rates) and is available to cover bank overdrafts. Bank overdrafts may be deemed necessary to satisfy short-term cash needs at the Company's Poland location rather than funding from intercompany sources. This credit facility is reviewed for renewal annually and can be cancelled at any time by either the bank or the Company. Interest on the overdraft is charged at 1.75% over the Euro Overnight Index Average (EONIA).

As of June 30, 2010, there were no outstanding short-term borrowings. As of June 30, 2009, the weighted average interest rate on short-term borrowings outstanding under the credit facilities was 1.46%. Cash payments for interest on borrowings were, in thousands, $203, $1,807, and $2,197, in fiscal years 2010, 2009, and 2008, respectively. Capitalized interest expense was immaterial during fiscal years 2010, 2009, and 2008.

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

The Company also maintains a supplemental employee retirement plan (SERP) for executive employees which enable them to defer cash compensation on a pre-tax basis in excess of IRS limitations. The SERP is structured as a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.

Company contributions for domestic employees are based on a percent of net income with certain minimum and maximum limits as determined annually by the Compensation and Governance Committee of the Board of Directors. Total expense related to employer contributions to the retirement plans was, in millions, $4.5, $0, and $5.8 for fiscal years 2010, 2009, and 2008, respectively.

Employees of certain foreign subsidiaries are covered by local pension or retirement plans. Total expense related to employer contributions to these foreign plans for fiscal years 2010, 2009, and 2008 was, in millions, $0.6, $0.7, and $1.0, respectively.

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

	June 30
(Amounts in Thousands)	2010	2009
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$ 5,469	$ 2,177
Service cost	854	432
Interest cost	408	205
Actuarial loss for the period	1,292	3,854
Benefits paid	(2,123)	(1,199)
Benefit obligation at end of year	$ 5,900	$ 5,469
Balance in current liabilities	$ 1,035	$ 643
Balance in noncurrent liabilities	4,865	4,826
Total benefit obligation recognized in the Consolidated Balance Sheets	$ 5,900	$ 5,469

Changes and Components in Accumulated Other Comprehensive Income (Loss) (before tax):
Accumulated Other Comprehensive Income (Loss) at beginning of year	$ 5,078	$ 2,027
Net change in unrecognized actuarial loss	539	3,336
Change in unrecognized prior service cost	(285)	(285)
Accumulated Other Comprehensive Income (Loss) at end of year	$ 5,332	$ 5,078
Balance in unrecognized actuarial loss	$ 3,989	$ 3,450
Balance in unrecognized prior service cost	1,343	1,628
Total accumulated other comprehensive income (loss) recognized in Share Owners' Equity	$ 5,332	$ 5,078

	Year Ended June 30
Components of Net Periodic Benefit Cost (before tax):	2010	2009	2008
Service cost	$ 854	$ 432	$ 282
Interest cost	408	205	120
Amortization of prior service cost	285	285	286
Amortization of actuarial loss	753	517	17
Net periodic benefit cost recognized in the Consolidated Statements of Income	$ 2,300	$ 1,439	$ 705

The increase in the benefit obligation was primarily a result of an increase in the historical rate of severance payments used to project future severance eligible terminations. The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method and management judgment. Unusual or non-recurring severance actions, such as those disclosed in Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements, are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

The Company amortizes prior service costs on a straight-line basis over the average remaining service period of employees that were active at the time of the plan initiation and amortizes actuarial losses on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.

The estimated prior service cost and actuarial net loss for the severance plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are, pre-tax in thousands, $286 and $700, respectively.

Assumptions used to determine fiscal year end benefit obligations are as follows:

	2010	2009
Discount Rate	5.0%	6.6%
Rate of Compensation Increase	4.0%	3.0%

Weighted average assumptions used to determine fiscal year net periodic benefit costs are as follows:

	2010	2009	2008
Discount Rate	6.2%	5.9%	5.5%
Rate of Compensation Increase	3.3%	4.5%	5.0%

Note 8    Stock Compensation Plans

On August 19, 2003, the Board of Directors adopted the 2003 Stock Option and Incentive Plan (the "2003 Plan"), which was approved by the Company's Share Owners on October 21, 2008. Under the 2003 Plan, 2,500,000 shares of Common Stock were reserved for restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights for grant to officers and other key employees of the Company and to members of the Board of Directors who are not employees. The 2003 Plan is a ten-year plan. The Company also has stock options outstanding under a former stock incentive plan, which is described below. The pre-tax compensation cost that was charged against income from continuing operations for all of the plans was $1.8 million, $2.1 million, and $4.0 million in fiscal year 2010, 2009, and 2008, respectively. The total income tax benefit from continuing operations for stock compensation arrangements was $0.7 million, $0.9 million, and $1.6 million in fiscal year 2010, 2009, and 2008, respectively. The Company generally uses treasury shares for fulfillment of option exercises, issuance of performance shares, and conversion of restricted share units.

Performance Shares:

The Company awards performance shares to officers and other key employees under the 2003 Plan. Under these awards, a number of shares will be granted to each participant based upon the attainment of the applicable bonus percentage calculated under the Company's profit sharing incentive bonus plan as applied to a total potential share award made and approved by the Compensation and Governance Committee. Performance shares are vested when issued shortly after the end of the fiscal year in which the performance measurement period is complete and are issued as Class A and Class B common shares. Certain outstanding performance shares are applicable to performance measurement periods in future fiscal years and will be measured at fair value when the performance targets are established in future fiscal years. The contractual life of performance shares ranges from one to five years. If a participant is not employed by the Company on the date shares are issued, the performance share award is forfeited, except in the case of death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in the Company's employment policy. Additionally, to the extent performance conditions are not fully attained, performance shares are forfeited.

A summary of performance share activity under the 2003 Plan during fiscal year 2010 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding at July 1, 2009	908,035	$10.39
Granted	981,153	6.25
Vested	(140,832)	7.62
Forfeited	(309,103)	10.17
Performance shares outstanding at June 30, 2010	1,439,253	$ 6.25

As of June 30, 2010, there was approximately $2.5 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over annual performance periods ending August 2010 through August 2014, with a weighted average vesting period of 1.7 years. The fair value of performance shares is based on the stock price at the date of grant, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The weighted average grant date fair value was $6.25; $10.37; and $12.16 for performance share awards granted in fiscal year 2010, 2009, and 2008, respectively. During fiscal year 2010, 2009, and 2008, respectively, 140,832; 109,197; and 201,598 performance shares vested at a fair value of $1.1 million, $1.3 million, and $3.4 million. The number of shares presented in the above table, the amounts of unrecognized compensation, and the weighted average period include performance shares awarded that are applicable to future performance measurement periods and will be measured at fair value when the performance targets are established in future fiscal years.

Unrestricted Share Grants:

Under the 2003 Plan, unrestricted shares may be granted to participants as consideration for service to the Company. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal year 2010, 2009, and 2008, respectively, the Company granted a total of 19,662; 29,545; and 13,186 unrestricted shares of Class B common stock at an average grant date fair value of $7.63, $6.45, and $13.16, for a total fair value of $0.2 million in each fiscal year. These shares were issued to members of the Board of Directors as compensation for director's fees, as a result of directors' elections to receive unrestricted shares in lieu of cash payment, and to officers of the Company.

Restricted Share Units:

Nonvested Restricted Share Units (RSU) were awarded to officers and other key employees under the 2003 Plan. RSUs vested five years after the date of award and as of June 30, 2010, were fully vested. Upon vesting, the outstanding number of RSUs and the value of dividends accumulated over the vesting period were converted to shares of Class A and Class B common stock. RSUs and accumulated dividends were forfeited if the employment of a holder of an RSU terminated before the RSU had vested for any reason other than death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in the Company's employment policy.

A summary of RSU activity under the 2003 Plan during fiscal year 2010 is presented below:

	Number of Share Units	Weighted Average Grant Date Fair Value
Restricted Share Units outstanding at July 1, 2009	239,950	$14.25
Granted	-0-	-0-
Vested	(236,200)	14.25
Forfeited	(3,750)	14.25
Restricted Share Units outstanding at June 30, 2010	-0-	$ -0-

As of June 30, 2010, there was no unrecognized compensation cost related to nonvested RSU compensation arrangements awarded under the 2003 Plan as all RSU's had vested. The fair value of RSU awards is based on the stock price at the date of award. The total fair value of RSU awards vested during fiscal year 2010, 2009, and 2008 was, in thousands, $3,366, $4,137, and $233, respectively.

Stock Options:

The Company has stock options outstanding under a former stock incentive plan. The 1996 Stock Incentive Program, which was approved by the Company's Share Owners on October 22, 1996, allowed the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, and performance share awards to officers and other key employees of the Company and to members of the Board of Directors who are not employees. The 1996 Stock Incentive Program will continue to have options outstanding through fiscal year 2013. No shares remain available for new grants under the 1996 Stock Incentive Program.

There were no stock option grants awarded during fiscal years 2010, 2009, and 2008. For outstanding awards, the fair value at the date of the grant was estimated using the Black-Scholes option pricing model. Options outstanding are exercisable one to five years after the date of grant and expire ten years after the date of grant. Stock options are forfeited when employment terminates, except in the case of retirement at age 62 or older, death, permanent disability, or certain other circumstances described in the Company's employment policy.

A summary of stock option activity during fiscal year 2010 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at July 1, 2009	747,518	$15.36
Granted	-0-	-0-
Exercised	-0-	-0-
Forfeited	(65,845)	15.28
Expired	(33,213)	19.81
Options outstanding at June 30, 2010	648,460	$15.13	2.0 years	$ -0-
Options vested and exercisable at June 30, 2010	648,460	$15.13	2.0 years	$ -0-

No options were exercised during fiscal years 2010, 2009, and 2008.

Note 9    Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income tax benefits associated with net operating losses of, in thousands, $6,403 expire from fiscal year 2013 to 2030. Income tax benefits associated with tax credit carryforwards of, in thousands, $4,279, expire from fiscal year 2012 to 2024. A valuation reserve was provided as of June 30, 2010 for deferred tax assets relating to certain foreign and state net operating losses of, in thousands, $1,837, certain state tax credit carryforwards of, in thousands, $3,784, and, in thousands, $156 related to other deferred tax assets that the Company currently believes are more likely than not to remain unrealized in the future.

The components of the deferred tax assets and liabilities as of June 30, 2010 and 2009, were as follows:
(Amounts in Thousands)		2010	2009
Deferred Tax Assets:
Receivables		$ 2,337	$ 3,451
Inventory		3,007	2,833
Employee benefits		960	2,840
Deferred compensation		10,819	8,114
Restricted share units		-0-	1,565
Other current liabilities		1,513	1,031
Warranty reserve		674	868
Credit carryforwards		4,279	3,506
Restructuring		3,661	4,900
Goodwill		4,508	5,010
Net operating loss carryforward		6,403	4,582
Net foreign currency losses		1,082	-0-
Miscellaneous		3,136	3,317
Valuation Allowance		(5,777)	(5,132)
Total asset		$ 36,602	$ 36,885
Deferred Tax Liabilities:
Property & equipment		$ 5,630	$ 7,293
Capitalized software		136	128
Net foreign currency gains		-0-	1,600
Miscellaneous		590	833
Total liability		$ 6,356	$ 9,854
Net Deferred Income Taxes		$ 30,246	$ 27,031

The components of income (loss) from continuing operations before taxes on income are as follows:
	Year Ended June 30
(Amounts in Thousands)	2010	2009	2008
United States	$ (8,434)	$ 30,658	$ (2,605)
Foreign	14,402	(5,332)	241
Total income (loss) from continuing operations before
income taxes on income	$ 5,968	$ 25,326	$ (2,364)

Foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. The aggregate unremitted earnings of the Company's foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $51.3 million as of June 30, 2010. Determination of the amount of unrecognized deferred tax liability on unremitted earnings is not practicable.

The provision (benefit) for income taxes from continuing operations is composed of the following items:
		Year Ended June 30
(Amounts in Thousands)		2010	2009	2008
Currently Payable (Refundable):
Federal		$ (6,768)	$ 9,457	$ 2,355
Foreign		3,474	1,521	934
State		(305)	1,713	815
Total current		(3,599)	12,691	4,104
Deferred Taxes:
Federal		1,407	(2,554)	(4,200)
Foreign		(1,553)	(1,294)	(698)
State		(1,090)	(845)	(1,648)
Total deferred		(1,236)	(4,693)	(6,546)
Total provision (benefit) for income taxes from continuing operations		$ (4,835)	$ 7,998	$ (2,442)

A reconciliation of the statutory U.S. income tax rate from continuing operations to the Company's effective income tax rate follows:

	Year Ended June 30
	2010		2009		2008
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax computed at U.S. federal statutory rate	$ 2,089	35.0%	$ 8,864	35.0%	$ (827)	35.0%
State income taxes, net of federal income tax benefit	(907)	(15.2)	565	2.2	(542)	22.9
Foreign tax effect	(3,120)	(52.3)	2,093	8.3	151	(6.4)
Tax-exempt interest income	(169)	(2.8)	(559)	(2.2)	(692)	29.3
Domestic manufacturing deduction	-0-	-0-	86	0.3	(214)	9.1
Research credit	(674)	(11.3)	(753)	(3.0)	(604)	25.5
Foreign subsidiary bad debt deduction	-0-	-0-	(2,411)	(9.5)	-0-	-0-
Foreign subsidiary land and building gain	(2,236)	(37.5)	-0-	-0-	-0-	-0-
Other - net	182	3.1	113	0.5	286	(12.1)
Total provision (benefit) for income taxes from continuing operations	$(4,835)	(81.0)%	$ 7,998	31.6%	$ (2,442)	103.3%

Cash payments for income taxes, net of refunds, were in thousands, $8,866, $2,848, and $8,456 in fiscal years 2010, 2009, and 2008, respectively.

Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2010, 2009, and 2008 were as follows:

(Amounts in Thousands)	2010	2009	2008
Beginning balance - July 1	$ 2,165	$ 1,020	$ 5,617
Tax positions related to prior fiscal years:
Additions	532	341	161
Reductions (1)	(130)	-0-	(4,737)
Tax positions related to current fiscal year:
Additions	74	985	70
Reductions	-0-	(3)	-0-
Settlements	(36)	(3)	(13)
Lapses in statute of limitations	(139)	(175)	(78)
Ending balance - June 30	$ 2,466	$ 2,165	$ 1,020

Portion that, if recognized, would reduce tax expense and effective tax rate	$ 2,097	$ 1,905	$ 730
(1) The $4.7 million reduction during fiscal year 2008 was due primarily to the IRS approving a change in accounting method, which eliminated the need for an unrecognized tax benefit liability. The reduction in the liability resulted in a corresponding adjustment to deferred tax assets.

Beginning January 1, 2010, the Company recognizes interest and penalties related to unrecognized tax benefits in the Provision (Benefit) for Income Taxes line of the Consolidated Statements of Income. See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements, under the caption Change in Accounting Policy, regarding the change in accounting policy for the classification of interest and penalties. Amounts accrued for interest and penalties were as follows:

(Amounts in Thousands)	As of June 30, 2010	As of June 30, 2009	As of June 30, 2008
Accrued Interest and Penalties:
Interest	$ 311	$ 344	$ 341
Penalties	117	146	159

Accrued interest and penalties are not included in the tabular roll forward of unrecognized tax benefits above. Interest and penalties recognized for fiscal years 2010, 2009, and 2008 were, in thousands, income of $72, $10, and $325, respectively.

The Company, or one of its wholly-owned subsidiaries, files U.S. federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2007. The Company is subject to various state and local income tax examinations by tax authorities for years after June 30, 2002 and various foreign jurisdictions for years after June 30, 2004. The Company does not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on the results of operations or the financial position of the Company.

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

Level 3: Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

  Financial Instruments Recognized at Fair Value

The following methods and assumptions were used to measure fair value:

Financial Instrument	Valuation Technique/Inputs Used
Cash Equivalents	Market - Quoted market prices
Available-for-sale securities: Municipal securities	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information
Available-for-sale securities: Convertible debt securities	Market - Fair value approximated using the amortized cost basis of promissory notes, with the discount amortized to interest income over the term of the notes
Derivative Assets: Foreign exchange contracts	Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates, considering counterparty credit risk
Derivative Assets: Stock warrants	Market - Based on a Black-Scholes valuation model with the following inputs: risk-free interest rate, volatility, expected life, and estimated stock price
Trading securities: Mutual funds held by nonqualified supplemental employee retirement plan	Market - Quoted market prices
Derivative Liabilities: Foreign exchange contracts	Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates adjusted for the Company's non-performance risk

Recurring Fair Value Measurements:

As of June 30, 2010 and 2009, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	June 30, 2010
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$ 32,706	$ -0-	$ -0-	$ 32,706
Available-for-sale securities: Convertible debt securities	-0-	-0-	2,496	2,496
Derivatives: Foreign exchange contracts	-0-	2,223	-0-	2,223
Derivatives: Stock warrants	-0-	-0-	395	395
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	13,071	-0-	-0-	13,071
Total assets at fair value	$ 45,777	$ 2,223	$ 2,891	$ 50,891
Liabilities
Derivatives: Foreign exchange contracts	$ -0-	$ 392	$ -0-	$ 392
Total liabilities at fair value	$ -0-	$ 392	$ -0-	$ 392

	June 30, 2009
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$ 42,114	$ -0-	$ -0-	$ 42,114
Available-for-sale securities: Municipal securities	-0-	25,376	-0-	25,376
Derivatives: Foreign exchange contracts	-0-	784	-0-	784
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	10,992	-0-	-0-	10,992
Total assets at fair value	$ 53,106	$ 26,160	$ -0-	$ 79,266
Liabilities
Derivatives: Foreign exchange contracts	$ -0-	$ 3,407	$ -0-	$ 3,407
Total liabilities at fair value	$ -0-	$ 3,407	$ -0-	$ 3,407

During fiscal year 2010, the Company purchased convertible debt securities of $2.3 million and stock warrants of $0.4 million. See Note 13 - Short-Term Investments of Notes to Consolidated Financial Statements for further information regarding the convertible debt securities. See Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements for further information regarding the stock warrants. The changes in fair value of Level 3 investment assets during fiscal year 2010 were immaterial. There were no Level 3 investments as of June 30, 2009.

The nonqualified supplemental employee retirement plan (SERP) assets consist of equity funds, balanced funds, a bond fund, and a money market fund. The SERP investment assets are exactly offset by a SERP liability which represents the Company's obligation to distribute SERP funds to participants. See Note 13 - Short-Term Investments of Notes to Consolidated Financial Statements for further information regarding the SERP.

Non-Recurring Fair Value Measurements:

During fiscal year 2010, the Company had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

Disclosure of Other Financial Instruments:

Other financial instruments that are not reflected in the Consolidated Balance Sheets at fair value have carrying amounts that approximate fair value as follows:

Assets	Liabilities
Certain cash and cash equivalents	Accounts payable
Receivables	Borrowings under credit facilities
Other assets not recorded at fair value	Dividends payable
Accrued expenses

The fair value of long-term debt, excluding capital leases, was estimated using a discounted cash flow analysis based on quoted long-term debt market rates adjusted for the Company's non-performance risk. There was an immaterial difference between the carrying value and estimated fair value of long-term debt as of June 30, 2010 and 2009.

Note 12    Derivative Instruments

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

The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of June 30, 2010, the Company had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $13.1 million and to hedge currencies against the Euro in the aggregate notional amount of 28.4 million EUR. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.

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

The fair value of outstanding derivative instruments is recognized on the balance sheet as a derivative asset or liability. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners' Equity, and are subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The ineffective portion of the derivative gain or loss is reported in the Non-operating income or expense line item on the Consolidated Statements of Income immediately. The gain or loss associated with derivative instruments that are not designated as hedging instruments or that cease to meet the criteria for hedging under FASB guidance is also reported in the Non-operating income or expense line item on the Consolidated Statements of Income immediately.

Based on fair values as of June 30, 2010, the Company estimates that $0.1 million of pre-tax derivative losses deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the fiscal year ending June 30, 2011. Losses on foreign exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time the Company had hedged its exposure to the variability in future cash flows was 11 and 15 months as of June 30, 2010 and June 30, 2009, respectively.

Stock Warrants:

In conjunction with the Company's investments in convertible debt securities of a privately-held company during fiscal year 2010, the Company received common and preferred stock warrants which provide the right to purchase the privately-held company's equity securities at a specified exercise price. Specifically, the Company received stock warrants to purchase 2,750,000 shares of common stock at a $0.15 per share exercise price and received stock warrants to purchase a number of shares of preferred stock based on the latest preferred stock offering price (1,833,000 shares of preferred stock at a $1.50 per share exercise price, based on the last offering price of outstanding preferred stock). The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. Gains and losses on the revaluation of stock warrants are recognized in the Non-operating income or expense line item on the Consolidated Statements of Income.

See Note 11 - Fair Value of Notes to Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and Note 17 - Comprehensive Income of Notes to Consolidated Financial Statements for the amount and changes in derivative gains and losses deferred in Accumulated Other Comprehensive Income (Loss).

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income are presented below.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30, 2010	June 30, 2009	Balance Sheet Location	June 30, 2010	June 30, 2009
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$ 525	$ 742	Accrued expenses	$ 339	$ 2,581

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	1,698	42	Accrued expenses	53	631
Foreign exchange contracts				Other liabilities (long-term)	-0-	195
Stock warrants	Other assets (long-term)	395	-0-
Total derivatives		$ 2,618	$ 784		$ 392	$ 3,407

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
		June 30
(Amounts in Thousands)		2010	2009	2008
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts		$ 2,494	$ (13,832)	$ (4,396)

The Effect of Derivative Instruments on Consolidated Statements of Income
(Amounts in Thousands)
		Fiscal Year Ended June 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2010	2009	2008
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Net Sales	$ 15	$ (280)	$ -0-
Foreign exchange contracts	Cost of Sales	143	(5,749)	(2,069)
Foreign exchange contracts	Non-operating income	36	(1,878)	(1,061)
Total		$ 194	$ (7,907)	$ (3,130)

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income	$ 44	$ 165	$ -0-

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income	$ 1,355	$ 1,274	$ -0-
Stock warrants	Non-operating income	(7)	-0-	-0-
Total		$ 1,348	$ 1,274	$ -0-

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$ 1,586	$ (6,468)	$ (3,130)

Note 13    Short-Term Investments

Municipal Securities:

The Company's short-term investment portfolio included available-for-sale securities which are comprised of exempt securities issued by municipalities ("Municipal Securities") which can be in the form of General Obligation Bonds, Revenue Bonds, Tax Anticipation Notes, Revenue Anticipation Notes, Bond Anticipation Notes, pre-refunded (by U.S. Government or State and Local Government) bonds, and short-term putable bonds. The Company's investment policy dictates that municipal securities must be investment grade quality. During fiscal year 2010, the Company sold all of its municipal securities.

Available-for-sale securities are recorded at fair value. See Note 11 - Fair Value of Notes to Consolidated Financial Statements for more information on the fair value of available-for-sale securities. The amortized cost basis reflects the original purchase price, with discounts and premiums amortized over the life of the security.

Municipal Securities	June 30
(Amounts in Thousands)	2010	2009
Amortized cost basis	$ -0-	$ 24,606
Unrealized holding gains	-0-	770
Unrealized holding losses	-0-	-0-
Other-than-temporary impairment	-0-	-0-
Fair Value	$ -0-	$ 25,376

Activity for the municipal securities that were classified as available-for-sale was as follows:

Municipal Securities	For the Year Ended June 30
(Amounts in Thousands)	2010	2009	2008
Proceeds from sales	$ 28,937	$ 34,337	$ 39,126
Gross realized gains from sale of available-for-sale securities included in earnings	639	1,114	305
Gross realized losses from sale of available-for-sale securities included in earnings	-0-	(88)	(71)
Net unrealized holding gain (loss) included in Other Comprehensive Income (Loss)	(131)	1,377	953
Net (gains) losses reclassified out of Other Comprehensive Income (Loss)	(639)	(1,026)	(234)

Realized gains and losses are reported in the Other Income (Expense) category of the Consolidated Statements of Income. The cost of each individual security was used in computing the realized gains and losses. No other-than-temporary impairment was recorded during fiscal years 2010, 2009, and 2008.

Convertible Debt Securities:

During fiscal year 2010, the Company purchased secured convertible promissory notes from a privately-held company having an aggregate fair value of $2.5 million at June 30, 2010. The Company has been chosen as the primary supplier for the privately-held company to produce products in the future. The convertible notes are accounted for as available-for-sale debt securities and are recorded at fair value. Interest accrues on the debt securities at a rate of 8.00% per annum and is due with the principal during fiscal year 2011. The debt securities are convertible into the preferred stock of the privately-held company upon certain events, including a qualified financing, a nonqualified financing, initial public offering, or a change in control.

In connection with the purchase of the debt securities, the Company also received stock warrants to purchase the common and preferred stock of the privately-held company at a specified exercise price. See Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements for further information regarding the stock warrants.

In the aggregate, the investments and security interest do not rise to the level of a material variable interest or a controlling interest in the privately-held company which would require consolidation.

See Note 11 - Fair Value of Notes to Consolidated Financial Statements for more information on the fair value of available-for-sale securities. Unrealized losses on the debt securities will be recognized in earnings when there is an intent to sell or is likely to be required to sell before recovery of the loss, or when the debt securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax related effect as a component of Share Owners' Equity.

Supplemental Employee Retirement Plan Investments:

The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and exactly offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains and (losses) for the fiscal years ended June 30, 2010, 2009, and 2008 was, in thousands, $1,385, ($2,739), and ($2,385), respectively. SERP asset and liability balances were as follows:

	June 30
(Amounts in Thousands)	2010	2009
SERP investment - current asset	$ 4,822	$ 3,536
SERP investment - other long-term asset	8,249	7,456
Total SERP investment	$ 13,071	$ 10,992

SERP obligation - current liability	$ 4,822	$ 3,536
SERP obligation - other long-term liability	8,249	7,456
Total SERP obligation	$ 13,071	$ 10,992

Note 14    Accrued Expenses

Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2010	2009
Taxes	$ 6,799	$ 7,573
Compensation	23,197	20,292
Retirement plan	4,344	-0-
Insurance	4,821	7,023
Restructuring	2,500	3,793
Other expenses	11,262	13,745
Total accrued expenses	$52,923	$52,426

Note 15   Segment and Geographic Area Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The segments and their principal products and services are as follows. The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. The EMS segment focuses on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The EMS segment currently sells primarily to customers in the medical, automotive, industrial control, and public safety industries. The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. Each segment's product line offerings consist of similar products and services sold within various industries.

Included in the EMS segment are sales to one major customer. Sales to Bayer AG affiliates totaled, in millions, $169.6, $149.5, and $149.9 in fiscal years 2010, 2009, and 2008, respectively, representing 15%, 12%, and 11% of consolidated net sales, respectively, for such periods.

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

The Company evaluates segment performance based upon several financial measures, including economic profit, which incorporates a segment's cost of capital when evaluating financial performance, operating income, and income from continuing operations. Operating income and income from continuing operations are reported for each segment as they are the measures most consistent with the measurement principles used in the Company's consolidated financial statements.

The Company aggregates multiple operating segments into each reportable segment. The aggregated operating segments have similar economic characteristics and meet the other aggregation criteria required by U.S. GAAP.

Income statement amounts presented are from continuing operations.

	At or For the Year Ended June 30, 2010
	Electronic Manufacturing Services	Furniture	Unallocated Corporate and Eliminations	Consolidated

(Amounts in Thousands)
Net Sales	$ 709,133	$ 413,611	$ 64	$ 1,122,808
Depreciation and Amortization	20,570	14,190	-0-	34,760
Operating Income (Loss)	15,291	(9,374)	(3,226)	2,691
Interest Income	-0-	-0-	1,188	1,188
Interest Expense	77	-0-	65	142
Provision (Benefit) for Income Taxes	(361)	(4,104)	(370)	(4,835)
Income (Loss) from Continuing Operations(1)	15,731	(5,751)	823	10,803
Total Assets	384,491	182,396	69,864	636,751
Goodwill	2,443	-0-	-0-	2,443
Capital Expenditures	22,455	12,336	-0-	34,791

	At or For the Year Ended June 30, 2009
	Electronic Manufacturing Services	Furniture	Unallocated Corporate and Eliminations	Consolidated

(Amounts in Thousands)
Net Sales	$ 642,802	$ 564,618	$ -0-	$ 1,207,420
Depreciation and Amortization	22,181	15,437	-0-	37,618
Goodwill Impairment	12,826	1,733	-0-	14,559
Operating Income (Loss)	(21,981)	13,826	33,840	25,685
Interest Income	-0-	-0-	2,499	2,499
Interest Expense	320	-0-	1,245	1,565
Provision (Benefit) for Income Taxes	(9,150)	5,054	12,094	7,998
Income (Loss) from Continuing Operations(2)	(11,768)	8,285	20,811	17,328
Total Assets	351,506	184,755	106,008	642,269
Goodwill	2,608	-0-	-0-	2,608
Capital Expenditures	36,958	10,721	-0-	47,679

	At or For the Year Ended June 30, 2008
	Electronic Manufacturing Services	Furniture	Unallocated Corporate and Eliminations	Consolidated

(Amounts in Thousands)
Net Sales	$ 727,149	$ 624,836	$ -0-	$ 1,351,985
Depreciation and Amortization	17,621	21,800	-0-	39,421
Operating Income (Loss)	(26,816)	22,293	(1,045)	(5,568)
Interest Income	-0-	-0-	3,362	3,362
Interest Expense	1,043	-0-	924	1,967
Provision (Benefit) for Income Taxes	(9,737)	8,260	(965)	(2,442)
Income (Loss) from Continuing Operations(3)	(15,264)	13,417	1,925	78
Total Assets	396,773	240,674	85,220	722,667
Goodwill	13,622	1,733	-0-	15,355
Capital Expenditures	27,846	21,896	-0-	49,742

(1) Includes after-tax restructuring charges of $1.2 million in fiscal year 2010. The EMS segment, the Furniture segment, and Unallocated Corporate and Eliminations recorded, respectively, $1.2 million expense, $0.1 million income, and $0.1 million expense. See Note 18 - Restructuring Expense of Notes to the Consolidated Financial Statements for further discussion. The EMS segment also recorded $2.0 million of after-tax income resulting from settlement proceeds related to an antitrust lawsuit of which the company was a class member and a $7.7 million after-tax gain from the sale of the facility and land in Poland.

(2) Includes after-tax restructuring charges of $1.8 million in fiscal year 2009. The EMS segment, the Furniture segment, and Unallocated Corporate and Eliminations recorded, respectively, $1.5 million expense, $0.1 million expense, and $0.2 million expense. See Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements for further discussion. Additionally, in fiscal year 2009, the EMS segment recorded $1.6 million of after-tax income for earnest money deposits retained by the Company resulting from the termination of the contract to sell the Company's Poland facility and land. Unallocated Corporate and Eliminations also recorded in fiscal year 2009 $18.9 million of after-tax gains on the sale of undeveloped land holdings and timberlands. Also, during fiscal year 2009, the Company recorded $9.1 million of after-tax costs related to goodwill impairment, consisting of $8.0 million in the EMS segment and $1.1 million in the Furniture segment. See the Goodwill and Other Intangible Assets section of Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further discussion.

(3) Includes after-tax restructuring charges of $14.6 million in fiscal year 2008. The EMS segment, the Furniture segment, and Unallocated Corporate and Eliminations recorded, respectively, $12.8 million expense, $1.3 million expense, and $0.5 million expense. See Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements for further discussion. The EMS segment also recorded $0.7 million of after-tax income in fiscal year 2008, received as part of a Polish offset credit program for investments made in the Company's Poland operation.

Geographic Area:

The following geographic area data includes net sales based on product shipment destination and long-lived assets based on physical location. Long-lived assets include property and equipment and other long-term assets such as software.

	At or For the Year Ended June 30
(Amounts in Thousands)	2010	2009	2008
Net Sales:
United States	$ 699,620	$ 795,861	$ 990,326
United Kingdom(4)	113,576	211,766	-0-
Other Foreign	309,612	199,793	361,659
Total net sales	$1,122,808	$1,207,420	$1,351,985

Long-Lived Assets:
United States	$ 134,115	$ 142,187	$ 166,589
Poland	40,905	44,807	24,097
Other Foreign	19,563	22,806	26,889
Total long-lived assets	$ 194,583	$ 209,800	$ 217,575

(4) In fiscal year 2009, the Company's Wales facility changed its shipping arrangement with customers so that products are shipped to the United Kingdom, and the customer takes possession of the product in the United Kingdom. It is not practicable to provide the United Kingdom net sales for prior years because the product shipment destination occurred throughout Europe, but no individual country had a significant share of net sales in relation to total net sales.

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

EARNINGS PER SHARE FROM CONTINUING OPERATIONS
	Year Ended June 30, 2010			Year Ended June 30, 2009			Year Ended June 30, 2008
(Amounts in Thousands, Except for Per Share Data)	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Basic Earnings (Loss) Per Share from Continuing Operations:
Dividends Declared	$ 1,955	$ 5,376	$ 7,331	$ 4,617	$ 10,944	$ 15,561	$ 7,476	$16,216	$23,692
Less: Unvested Participating Dividends	(9)	-0-	(9)	(67)	-0-	(67)	(59)	-0-	(59)
Dividends to Common Share Owners	1,946	5,376	7,322	4,550	10,944	15,494	7,417	16,216	23,633
Undistributed Earnings (Loss)			3,472			1,767			(23,614)
Less: Earnings (Loss) Allocated to Participating Securities			(4)			(7)			60
Undistributed Earnings (Loss) Allocated to Common Share Owners	990	2,478	3,468	523	1,237	1,760	(7,423)	(16,131)	(23,554)
Income (Loss) from Continuing Operations Available to Common Share Owners	$ 2,936	$ 7,854	$ 10,790	$ 5,073	$ 12,181	$ 17,254	$ (6)	$ 85	$ 79
Average Basic Common Shares Outstanding	10,694	26,765	37,459	11,036	26,125	37,161	11,696	25,418	37,114
Basic Earnings (Loss) Per Share from Continuing Operations	$ 0.27	$ 0.29		$ 0.46	$ 0.47		$ (0.00)	$ 0.00
Diluted Earnings Per Share from Continuing Operations:
Dividends Declared and Assumed Dividends on Dilutive Shares	$ 1,972	$ 5,377	$ 7,349	$ 4,632	$ 10,945	$ 15,577	$ 7,485	$16,224	$23,709
Less: Unvested Participating Dividends	(9)	-0-	(9)	(67)	-0-	(67)	(59)	-0-	(59)
Dividends and Assumed Dividends to Common Share Owners	1,963	5,377	7,340	4,565	10,945	15,510	7,426	16,224	23,650
Undistributed Earnings (Loss)			3,454			1,751			(23,631)
Less: Earnings (Loss) Allocated to Participating Securities			(4)			(7)			60
Undistributed Earnings (Loss) Allocated to Common Share Owners	991	2,459	3,450	520	1,224	1,744	(7,426)	(16,145)	(23,571)
Income from Continuing Operations Available to Common Share Owners	$ 2,954	$ 7,836	$ 10,790	$ 5,085	$ 12,169	$ 17,254	$ -0-	$ 79	$ 79
Average Diluted Common Shares Outstanding	10,791	26,770	37,561	11,121	26,151	37,272	11,731	25,504	37,235
Diluted Earnings Per Share from Continuing Operations	$ 0.27	$ 0.29		$ 0.46	$ 0.47		$ 0.00	$ 0.00
Reconciliation of Basic and Diluted EPS from Continuing Operations Calculations:
Income (Loss) from Continuing Operations Used for Basic EPS Calculation	$ 2,936	$ 7,854	$ 10,790	$ 5,073	$ 12,181	$ 17,254	$ (6)	$ 85	$ 79
Assumed Dividends Payable on Dilutive Shares:
Performance shares	17	1	18	15	1	16	9	8	17
Increase (Reduction) of Undistributed Earnings (Loss) - allocated based on Class A and Class B shares	1	(19)	(18)	(3)	(13)	(16)	(3)	(14)	(17)
Income from Continuing Operations Used for Diluted EPS Calculation	$ 2,954	$ 7,836	$ 10,790	$ 5,085	$ 12,169	$ 17,254	$ -0-	$ 79	$ 79
Average Shares Outstanding for Basic EPS Calculation	10,694	26,765	37,459	11,036	26,125	37,161	11,696	25,418	37,114
Dilutive Effect of Average Outstanding:
Performance shares	97	5	102	38	2	40	15	12	27
Restricted share units	-0-	-0-	-0-	47	24	71	20	74	94
Average Shares Outstanding for Diluted EPS Calculation	10,791	26,770	37,561	11,121	26,151	37,272	11,731	25,504	37,235
Included in dividends declared for the basic and diluted earnings per share computation are dividends computed and accrued on unvested Class A and Class B restricted share units, which were paid by a conversion to the equivalent value of common shares on the vesting date. Restricted share units held by retirement-age participants have a nonforfeitable right to dividends and are deducted from the above dividends and undistributed earnings figures allocable to common Share Owners. Previously reported earnings per share calculations for fiscal years ended June 30, 2009 and 2008 have been recast as a result of FASB guidance on determining whether instruments granted in share-based payment transactions are participating securities. See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further discussion. All restricted share units vested during fiscal year 2010.
In fiscal year 2010, 2009, and 2008, respectively, all 693,000, 755,000, and 792,000 average stock options outstanding were antidilutive and were excluded from the dilutive calculation. In addition, for fiscal year 2008, 169,000 of the 264,000 average restricted share units and 128,000 of the 155,000 average performance share grants were antidilutive and excluded from the dilutive calculation.

LOSS PER SHARE FROM DISCONTINUED OPERATION

	Year Ended	Year Ended	Year Ended
	June 30, 2010	June 30, 2009	June 30, 2008
Basic:
Class A	$ 0.00	$ 0.00	$ (0.00)
Class B	$ 0.00	$ 0.00	$ (0.00)
Diluted:
Class A	$ 0.00	$ 0.00	$ (0.00)
Class B	$ 0.00	$ 0.00	$ (0.00)

EARNINGS PER SHARE (INCLUDING DISCONTINUED OPERATION)
	Year Ended June 30, 2010			Year Ended June 30, 2009			Year Ended June 30, 2008
(Amounts in Thousands, Except for Per Share Data)	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Basic Earnings (Loss) Per Share:
Dividends Declared	$ 1,955	$ 5,376	$ 7,331	$ 4,617	$10,944	$15,561	$ 7,476	$16,216	$23,692
Less: Unvested Participating Dividends	(9)	-0-	(9)	(67)	-0-	(67)	(59)	-0-	(59)
Dividends to Common Share Owners	1,946	5,376	7,322	4,550	10,944	15,494	7,417	16,216	23,633
Undistributed Earnings (Loss)			3,472			1,767			(23,738)
Less: Earnings (Loss) Allocated to Participating Securities			(4)			(7)			60
Undistributed Earnings (Loss) Allocated to Common Share Owners	990	2,478	3,468	523	1,237	1,760	(7,462)	(16,216)	(23,678)
Net Income (Loss) Available to Common Share Owners	$ 2,936	$ 7,854	$10,790	$ 5,073	$12,181	$17,254	$ (45)	$ -0-	$ (45)
Average Basic Common Shares Outstanding	10,694	26,765	37,459	11,036	26,125	37,161	11,696	25,418	37,114
Basic Earnings (Loss) Per Share	$ 0.27	$ 0.29		$ 0.46	$ 0.47		$ (0.00)	$ 0.00
Diluted Earnings (Loss) Per Share:
Dividends Declared and Assumed Dividends on Dilutive Shares	$ 1,972	$ 5,377	$ 7,349	$ 4,632	$10,945	$15,577	$ 7,485	$16,224	$23,709
Less: Unvested Participating Dividends	(9)	-0-	(9)	(67)	-0-	(67)	(59)	-0-	(59)
Dividends and Assumed Dividends to Common Share Owners	1,963	5,377	7,340	4,565	10,945	15,510	7,426	16,224	23,650
Undistributed Earnings (Loss)			3,454			1,751			(23,755)
Less: Earnings (Loss) Allocated to Participating Securities			(4)			(7)			60
Undistributed Earnings (Loss) Allocated to Common Share Owners	991	2,459	3,450	520	1,224	1,744	(7,465)	(16,230)	(23,695)
Net Income (Loss) Available to Common Share Owners	$ 2,954	$ 7,836	$10,790	$ 5,085	$12,169	$17,254	$ (39)	$ (6)	$ (45)
Average Diluted Common Shares Outstanding	10,791	26,770	37,561	11,121	26,151	37,272	11,731	25,504	37,235
Diluted Earnings (Loss) Per Share	$ 0.27	$ 0.29		$ 0.46	$ 0.47		$ (0.00)	$ (0.00)
Included in dividends declared for the basic and diluted earnings per share computation are dividends computed and accrued on unvested Class A and Class B restricted share units, which were paid by a conversion to the equivalent value of common shares on the vesting date. Restricted share units held by retirement-age participants have a nonforfeitable right to dividends and are deducted from the above dividends and undistributed earnings figures allocable to common Share Owners. Previously reported earnings (loss) per share calculations for fiscal years ended June 30, 2009 and 2008 have been recast as a result of FASB guidance on determining whether instruments granted in share-based payment transactions are participating securities. See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further discussion. All restricted share units vested during fiscal year 2010.
In fiscal year 2010, 2009, and 2008, respectively, all 693,000, 755,000, and 792,000 average stock options outstanding were antidilutive and were excluded from the dilutive calculation. In addition, for fiscal year 2008, 169,000 of the 264,000 average restricted share units and 128,000 of the 155,000 average performance share grants were antidilutive and excluded from the dilutive calculation.

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

	Year Ended June 30, 2010			Year Ended June 30, 2009			Year Ended June 30, 2008
(Amounts in Thousands)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income (loss)			$ 10,803			$ 17,328			$ (46)
Other comprehensive income (loss):
Foreign currency translation adjustments	$(12,672)	$ 2,288	$(10,384)	$ (4,143)	$(1,891)	$ (6,034)	$ 9,090	$ -0-	$ 9,090
Postemployment severance actuarial change	(1,292)	515	(777)	(3,853)	1,536	(2,317)	(130)	52	(78)
Other fair value changes:
Available-for-sale securities	(131)	52	(79)	1,377	(549)	828	953	(379)	574
Derivatives	2,494	(587)	1,907	(13,832)	3,962	(9,870)	(4,396)	1,678	(2,718)
Reclassification to (earnings) loss:
Available-for-sale securities	(639)	255	(384)	(1,026)	409	(617)	(234)	93	(141)
Derivatives	(238)	55	(183)	7,742	(3,023)	4,719	3,130	(1,126)	2,004
Amortization of prior service costs	285	(112)	173	285	(114)	171	286	(114)	172
Amortization of actuarial change	753	(300)	453	517	(206)	311	17	(7)	10
Other comprehensive income (loss)	$(11,440)	$ 2,166	$ (9,274)	$(12,933)	$ 124	$(12,809)	$ 8,716	$ 197	$ 8,913
Total comprehensive income			$ 1,529			$ 4,519			$ 8,867

Accumulated other comprehensive income (loss), net of tax effects, was as follows:
	Year Ended June 30
	2010	2009	2008
(Amounts in Thousands)
Foreign currency translation adjustments	$ (2,563)	$ 7,821	$ 13,855
Unrealized gain (loss) from:
Available-for-sale securities	-0-	463	252
Derivatives	(4,007)	(5,731)	(580)
Postemployment benefits:
Prior service costs	(807)	(980)	(1,151)
Net actuarial loss	(2,398)	(2,074)	(68)
Accumulated other comprehensive income (loss)	$ (9,775)	$ (501)	$ 12,308

Note 18  Restructuring Expense

The Company recognized consolidated pre-tax restructuring expense of $2.1 million, $3.0 million, and $21.9 million in fiscal years 2010, 2009, and 2008, respectively. The actions discussed below represent the majority of the restructuring costs during the fiscal years presented in the summary table on the following page. Former restructuring plans that are substantially complete and did not have significant expense during the fiscal years presented are included in the summary table on the following page under the Other Restructuring Plans captions and include the Company-wide workforce restructuring plan, the Furniture consolidation and simplification plan, and the EMS Gaylord, Hibbing, and Auburn restructuring plans.

The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company's Consolidated Statements of Income.

European Consolidation Plan:

During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland. The Company previously had one operation in Poznan. Construction of a new, larger facility in Poland is complete and limited production has begun. The Company successfully completed the move of production from Longford, Ireland, into the existing Poznan facility during the fiscal year 2009 second quarter. As part of the plan, the Company is also consolidating its EMS facilities located in Wales, United Kingdom, and Poznan, Poland, into the new facility near Poznan, which is expected to improve the Company's margins in the very competitive EMS market. The plan is being executed in stages with a projected final completion date of mid-fiscal year 2012. The Company sold the existing Poland facility and land during fiscal year 2010 and recorded a $6.7 million pre-tax gain which is included in the Other General Income line on the Company's Consolidated Statements of Income. The Company is leasing back a portion of the facility until it completes the transfer of production to the new facility. The Company currently estimates that the total pre-tax charges related to the consolidation activities will be approximately, in millions, $21.3 consisting of $19.7 of severance and other employee costs, $0.5 of property and equipment asset impairment, $0.6 of lease exit costs, and $0.5 of other exit costs.

Summary of All Plans
	Accrued June 30, 2009 (4)	Fiscal Year Ended June 30, 2010					Accrued June 30, 2010 (4)	Total Charges Incurred Since Plan Announcement (5)	Total Expected Plan Costs (5)
(Amounts in Thousands)		Amounts Charged (Income) Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Adjustments
EMS Segment
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$ 12,288	$ 1,673	$ -0-	$(3,681)	$ (1,099)	(7)	$ 9,181	$ 19,274	$19,664
Asset Write-downs	-0-	-0-	176	(176)	-0-		-0-	522	522
Plant Closure and Other Exit Costs	-0-	200	-0-	(200)	-0-		-0-	657	1,095
Total EMS Segment	$ 12,288	$ 1,873	$ 176	$(4,057)	$ (1,099)		$ 9,181	$ 20,453	$21,281
Furniture Segment
Other Restructuring Plan (1)	-0-	(83)	-0-	83	-0-		-0-	152	152
Unallocated Corporate
Other Restructuring Plans (1)	-0-	85	-0-	(85)	-0-		-0-	661	773
Consolidated Total of All Plans	$ 12,288	$ 1,875	$ 176	$(4,059)	$ (1,099)		$ 9,181	$ 21,266	$22,206

	Accrued June 30, 2008 (4)	Fiscal Year Ended June 30, 2009					Accrued June 30, 2009 (4)
(Amounts in Thousands)		Amounts Charged (Income) Cash	Amounts Charged (Income) Non-cash	Amounts Utilized/ Cash Paid	Adjustments
EMS Segment
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$ 15,117	$ 1,851	$ -0-	$(2,498)	$ (2,182)	(7)	$12,288
Asset Write-downs	-0-	-0-	(63)	63	-0-		-0-
Plant Closure and Other Exit Costs	-0-	394	-0-	(394)	-0-		-0-
Total	$ 15,117	$ 2,245	$ (63)	$(2,829)	$ (2,182)		$12,288
Other Restructuring Plans (2)	521	252	(41)	(732)	-0-		-0-
Total EMS Segment	$ 15,638	$ 2,497	$ (104)	$(3,561)	$ (2,182)		$12,288
Furniture Segment
Other Restructuring Plans (2)	487	(26)	168	(629)	-0-		-0-
Unallocated Corporate
Other Restructuring Plans (2)	183	232	214	(629)	-0-		-0-
Consolidated Total of All Plans	$ 16,308	$ 2,703	$ 278	$(4,819)	$ (2,182)		$12,288

	Accrued June 30, 2007 (4)	Fiscal Year Ended June 30, 2008					Accrued June 30, 2008 (4)
(Amounts in Thousands)		Amounts Charged-Cash	Amounts Charged- Non-cash	Amounts Utilized/ Cash Paid	Adjustments
EMS Segment
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$ -0-	$ 15,750	$ -0-	$ (918)	$ 285	(7)	$15,117
Asset Write-downs	-0-	-0-	409	(409)	-0-		-0-
Plant Closure and Other Exit Costs	-0-	63	-0-	(63)	-0-		-0-
Total	$ -0-	$ 15,813	$ 409	$(1,390)	$ 285		$15,117
Other Restructuring Plans (3)	1,042	1,554	1,167	(2,967)	(275)	(6)	521
Total EMS Segment	$ 1,042	$ 17,367	$ 1,576	$(4,357)	$ 10		$15,638
Furniture Segment
Other Restructuring Plans (3)	6	1,052	1,161	(1,732)	-0-		487
Unallocated Corporate
Other Restructuring Plans (3)	-0-	501	254	(572)	-0-		183
Consolidated Total of All Plans	$ 1,048	$ 18,920	$ 2,991	$(6,661)	$ 10		$16,308

(1) Other Restructuring Plans with charges during fiscal year 2010 include the Furniture segment office furniture manufacturing consolidation plan initiated in fiscal year 2009 and the Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007.
(2) Other Restructuring Plans with charges during fiscal year 2009 include the Furniture segment office furniture manufacturing consolidation plan initiated in fiscal year 2009, the EMS segment Hibbing plan initiated in fiscal year 2008, the EMS segment and Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007, and the company-wide workforce restructuring plan initiated in fiscal year 2008.
(3) Other Restructuring Plans with charges and adjustments during fiscal year 2008 include the Furniture segment consolidation and simplification plan initiated in fiscal year 2006, the EMS segment Hibbing plan initiated in fiscal year 2008 and Gaylord plan initiated in fiscal year 2007, the Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007 and Auburn restructuring plan initiated in fiscal year 2006, and the company-wide workforce restructuring plan initiated in fiscal year 2008.
(4) Accrued restructuring at June 30, 2010, June 30, 2009, and June 30, 2008 was $9.2 million, $12.3 million, and $16.3 million, respectively. The balances include $2.5 million, $3.8 million, and $6.7 million recorded in current liabilities and $6.7 million, $8.5 million, and $9.6 million recorded in other long-term liabilities at June 30, 2010, June 30, 2009, and June 30, 2008, respectively.

(5) These columns include restructuring plans that were active during fiscal year 2010, including the EMS segment European Consolidation Plan initiated in fiscal year 2008, the Furniture segment office furniture manufacturing consolidation plan initiated in fiscal year 2009, and the Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007.
(6) A $0.3 million decrease in restructuring reserves was recognized as an adjustment to the purchase price allocation of the acquisition of Reptron, which decreased the goodwill balance of the acquired entity, during fiscal year 2008.
(7) The effect of changes in foreign currency exchange rates within the EMS segment primarily due to revaluation of the restructuring liability is included in this amount.

Note 19    Discontinued Operation

During the first quarter of fiscal year 2007, the Company approved a plan to exit the production of wood rear projection television (PTV) cabinets and stands within the Furniture segment, which affected the Company's Juarez, Mexico, operation. With the exit, the Company no longer has continuing involvement with the production of PTV cabinets and stands. Production at the Juarez facility ceased during the second quarter of fiscal year 2007, and all inventory has been sold. Miscellaneous wrap-up activities including disposition of remaining equipment were complete as of June 30, 2007. Beginning in the quarter ended December 31, 2006, the year-to-date financial results associated with the Mexican operations in the Furniture segment were classified as discontinued operations, and all prior periods were restated. Their operating results and gains (losses) on disposal are presented on the Loss from Discontinued Operation, Net of Tax line item of the Consolidated Statements of Income.

The Company utilized available market prices and management estimates to determine the fair value of impaired fixed assets. The costs shown below related to the exit of PTV cabinet and stand production at the Juarez facility are classified as a discontinued operation and those costs related to the building lease and other costs after production of PTV cabinets and stands ceased are classified as continuing operations. There were no charges related to exit activities at the Juarez facility during fiscal year 2010 and 2009. Pre-tax charges related to exit activities at the Juarez facility during fiscal year 2008 were as follows:

Year Ended June 30, 2008
(Amounts in Thousands)	Transition and Other Employee Costs	Lease and Other Exit Costs	Total
Exit costs in continuing operations	$ -0-	$ 1,272	$ 1,272
Exit costs in discontinued operation	30	13	43
Total	$ 30	$ 1,285	$ 1,315

During fiscal years 2010 and 2009, the Company did not classify any additional businesses as discontinued operations. Operating results related to the discontinued operation was as follows:

	Year Ended June 30
(Amounts in Thousands)	2010	2009	2008
Net Sales of Discontinued Operation	$ -0-	$ -0-	$ -0-

Operating Loss of Discontinued Operation	$ -0-	$ -0-	$ (78)
Benefit (Provision) for Income Taxes	-0-	-0-	(46)
Operating Loss of Discontinued Operation, Net of Tax	$ -0-	$ -0-	$ (124)

Note 20    Quarterly Financial Information (Unaudited)

	Three Months Ended
(Amounts in Thousands, Except for Per Share Data)	September 30	December 31		March 31	June 30
Fiscal Year 2010:
Net Sales (1)	$ 274,659	$ 275,161		$ 282,347	$ 290,641
Gross Profit (1)	47,184	44,141		40,377	44,831
Other General Income (2)	-0-	(3,256)		(6,724)	-0-
Restructuring Expense	486	291		933	341
Net Income	1,774	1,906		6,330	793
Basic Earnings Per Share:
Class A	$ 0.04	$ 0.05		$ 0.17	$ 0.02
Class B	$ 0.05	$ 0.05		$ 0.17	$ 0.02
Diluted Earnings Per Share:
Class A	$ 0.04	$ 0.05		$ 0.17	$ 0.02
Class B	$ 0.05	$ 0.05		$ 0.17	$ 0.02

Fiscal Year 2009:
Net Sales(1)	$ 339,495	$ 327,606		$ 268,852	$ 271,467
Gross Profit(1)	58,512	56,321		42,483	45,203
Other General Income (3)	-0-	(9,906)		(23,178)	(333)
Restructuring Expense	963	1,053		689	276
Goodwill Impairment	-0-	-0-		14,559	-0-
Net Income	2,184	8,182		4,114	2,848
Basic Earnings Per Share:
Class A	$ 0.06	$ 0.22		$ 0.11	$ 0.07
Class B	$ 0.06	$ 0.22		$ 0.11	$ 0.08
Diluted Earnings Per Share:
Class A	$ 0.06	$ 0.21	(4)	$ 0.11	$ 0.07
Class B	$ 0.06	$ 0.22		$ 0.11	$ 0.08

(1)	Operating results from the Genesis Electronics Manufacturing acquisition are included in the table above as of September 1, 2008 and had an immaterial impact.
(2)	Other General Income included $3.3 million, pre-tax, for the quarter ended December 31, 2009 for the settlement proceeds related to an antitrust class action lawsuit of which the Company was a member and $6.7 million pre-tax gain for the quarter ended March 31, 2010 on the sale of the Company's Poland facility and land.
(3)	Other General Income included $8.0 million, $23.2 million, and $0.3 million for the quarters ended December 31, 2008, March 31, 2009, and June 30, 2009, respectively, pre-tax gain related to the sale of undeveloped land and timberland holdings and $1.9 million, pre-tax, for the quarter ended December 31, 2008 related to the earnest money deposits retained by the Company resulting from the termination of the contract to sell and lease back the Company's Poland facility and land.
(4)	Earnings per share for interim periods of fiscal year 2009 has been recalculated as a result of FASB guidance on determining whether instruments granted in share-based payment transactions are participating securities. Class A diluted earnings per share for the quarter ended December 31, 2008 was reduced from $0.22 as originally reported to $0.21. All other quarterly earnings per share calculations were not impacted significantly enough to cause a change in the earnings per share result. See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further discussion.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2010, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b)    Management's report on internal control over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this report. The effectiveness of the Company's internal control over financial reporting as of June 30, 2010 has been audited by the Company's independent registered public accounting firm. Management's report and the independent registered public accounting firm's attestation report are included in the Company's Consolidated Financial Statements under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

(c)    Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B - Other Information

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Directors

The information required by this item with respect to Directors is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 19, 2010 under the caption "Election of Directors."

Committees

The information required by this item with respect to the Audit Committee and its financial expert and with respect to the Compensation and Governance Committee's responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 19, 2010 under the caption "Information Concerning the Board of Directors and Committees."

Executive Officers of the Registrant

The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I and is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 19, 2010 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

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

Item 11 - Executive Compensation

The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 19, 2010 under the captions "Information Concerning the Board of Directors and Committees," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Executive Officer and Director Compensation."

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters

Security Ownership

The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 19, 2010 under the caption "Share Ownership Information."

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 19, 2010 under the caption "Executive Officer and Director Compensation - Securities Authorized for Issuance Under Equity Compensation Plans."

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Relationships and Related Transactions

The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 19, 2010 under the caption "Review and Approval of Transactions with Related Persons."

Director Independence

The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 19, 2010 under the caption "Information Concerning the Board of Directors and Committees."

Item 14 - Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 19, 2010 under the caption "Independent Registered Public Accounting Firm" and "Appendix A - Approval Process for Services Performed by the Independent Registered Public Accounting Firm."

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this report:

    (1)  Financial Statements:

    (2)  Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2010	94

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

    (3)  Exhibits

See the Index of Exhibits on page 95 for a list of the exhibits filed or incorporated herein as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ Robert F. Schneider
ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer August 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ James C. Thyen
JAMES C. THYEN
President, Chief Executive Officer August 30, 2010

/s/ Robert F. Schneider
ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer August 30, 2010

/s/ Michelle R. Schroeder
MICHELLE R. SCHROEDER Vice President, Chief Accounting Officer August 30, 2010

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

*  The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date

August 30, 2010	/s/ Douglas A. Habig
DOUGLAS A. HABIG
Director
Individually and as Attorney-In-Fact

KIMBALL INTERNATIONAL, INC.

Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2010
Valuation Allowances:
Short-Term Receivables	$ 4,366	$ 232	$ (45)	$ (1,204)	$ 3,349
Long-Term Note Receivables	$ -0-	$ 69	$ -0-	$ -0-	$ 69
Deferred Tax Asset	$ 5,132	$ 814	$ -0-	$ (169)	$ 5,777
Year Ended June 30, 2009
Valuation Allowances:
Short-Term Receivables	$ 1,057	$ 4,137	$ 93	$ (921)	$ 4,366
Long-Term Note Receivables	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
Deferred Tax Asset	$ 4,966	$ 288	$ -0-	$ (122)	$ 5,132
Year Ended June 30, 2008
Valuation Allowances:
Short-Term Receivables	$ 1,477	$ 48	$ 11	$ (479)	$ 1,057
Long-Term Note Receivables	$ 1,400	$ 300	$ -0-	$ (1,700)	$ -0-
Deferred Tax Asset	$ 4,420	$ 1,159	$ -0-	$ (613)	$ 4,966

KIMBALL INTERNATIONAL, INC.

INDEX OF EXHIBITS

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended June 30, 2007)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 23, 2009)
10(a)*	Summary of Director and Named Executive Officer Compensation
10(b)*	Discretionary Compensation
10(c)*	2003 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10(d) to the Company's Form 10-Q for the period ended December 31, 2008)
10(d)*	Supplemental Employee Retirement Plan (2009 Revision) (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-Q for the period ended December 31, 2008)
10(e)*	1996 Stock Incentive Program (Incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended June 30, 2006)
10(f)*	Form of Annual Performance Share Award Agreement, as amended on August 22, 2006 (Incorporated by reference to Exhibit 10(b) to the Company's Form 10-Q for the period ended September 30, 2006)
10(g)	Credit Agreement, dated as of April 23, 2008, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Agent and Letter of Credit Issuer (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 28, 2008)
10(h)*	Form of Employment Agreement dated March 8, 2010 between the Company and each of Donald W. Van Winkle and Stanley C. Sapp and dated May 1, 2006 between the Company and each of James C. Thyen, Douglas A. Habig, Robert F. Schneider, Donald D. Charron, John H. Kahle and Gary W. Schwartz (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-Q for the period ended March 31, 2006)
10(i)*	Form of Long Term Performance Share Award, as amended on August 22, 2006 (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-Q for the period ended September 30, 2006)
10(j)*	Description of the Company's 2005 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 18, 2005)
11	Computation of Earnings Per Share (Incorporated by reference to Note 16 - Earnings Per Share of Notes to Consolidated Financial Statements)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* = constitutes management contract or compensatory arrangement