Form 10-Q
period 2010-09-30
KIMBALL INTERNATIONAL INC
filed 2010-11-05
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the Registrant's common stock as of October 21, 2010 was:
Class A Common Stock - 10,595,085 shares
Class B Common Stock - 27,116,280 shares
1

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	September 30,	June 30,
	2010	2010
ASSETS
Current Assets:
Cash and cash equivalents	$ 50,699	$ 65,342
Short-term investments	2,596	2,496
Receivables, net of allowances of $3,472 and $3,349, respectively	146,269	154,343
Inventories	167,391	146,406
Prepaid expenses and other current assets	45,926	43,776
Assets held for sale	1,160	1,160
Total current assets	414,041	413,523
Property and Equipment, net of accumulated depreciation of $344,744 and
$337,251, respectively	192,717	186,999
Goodwill	2,567	2,443
Other Intangible Assets, net of accumulated amortization of $63,936 and
$63,595, respectively	7,896	8,113
Other Assets	25,439	25,673
Total Assets	$ 642,660	$ 636,751
LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 62	$ 61
Accounts payable	180,205	178,693
Dividends payable	1,833	1,828
Accrued expenses	53,310	52,923
Total current liabilities	235,410	233,505
Other Liabilities:
Long-term debt, less current maturities	286	299
Other	23,646	25,519
Total other liabilities	23,932	25,818
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized
14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized
28,657,000 shares issued	1,433	1,433
Additional paid-in capital	144	119
Retained earnings	451,872	454,800
Accumulated other comprehensive loss	(2,540)	(9,775)
Less: Treasury stock, at cost:
Class A - 3,771,000 and 3,834,000 shares, respectively	(48,311)	(49,415)
Class B - 1,543,000 and 1,579,000 shares, respectively	(19,998)	(20,452)
Total Share Owners' Equity	383,318	377,428
Total Liabilities and Share Owners' Equity	$ 642,660	$ 636,751
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)
	Three Months Ended
	September 30
	2010	2009
Net Sales	$ 294,676	$ 274,659
Cost of Sales	247,529	227,475
Gross Profit	47,147	47,184
Selling and Administrative Expenses	47,340	46,066
Restructuring Expense	117	486
Operating Income (Loss)	(310)	632
Other Income (Expense):
Interest income	220	277
Interest expense	(20)	(15)
Non-operating income	602	1,724
Other income, net	802	1,986
Income Before Taxes on Income	492	2,618
Provision for Income Taxes	36	844
Net Income	$ 456	$ 1,774

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$ 0.01	$ 0.04
Class B	$ 0.01	$ 0.05
Diluted Earnings Per Share:
Class A	$ 0.01	$ 0.04
Class B	$ 0.01	$ 0.05

Dividends Per Share of Common Stock:
Class A	$ 0.045	$ 0.045
Class B	$ 0.050	$ 0.050

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	37,680	37,313
Diluted	37,764	37,508
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Three Months Ended September 30
	2010	2009
Cash Flows From Operating Activities:
Net income	$ 456	$ 1,774
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	7,804	9,046
Gain on sales of assets	(22)	(20)
Deferred income tax and other deferred charges	1,467	(720)
Stock-based compensation	348	359
Other, net	(94)	-0-
Change in operating assets and liabilities:
Receivables	7,189	3,172
Inventories	(21,368)	(17,616)
Prepaid expenses and other current assets	(2,541)	296
Accounts payable	(96)	22,012
Accrued expenses	(3,511)	(5,796)
Net cash (used for) provided by operating activities	(10,368)	12,507
Cash Flows From Investing Activities:
Capital expenditures	(6,359)	(13,505)
Proceeds from sales of assets	276	463
Purchase of capitalized software and other assets	(377)	(44)
Purchases of available-for-sale securities	-0-	(918)
Sales and maturities of available-for-sale securities	-0-	1,825
Other, net	40	-0-
Net cash used for investing activities	(6,420)	(12,179)
Cash Flows From Financing Activities:
Payments on capital leases and long-term debt	(12)	(10)
Dividends paid to Share Owners	(1,828)	(1,811)
Repurchase of employee shares for tax withholding	(228)	(115)
Net cash used for financing activities	(2,068)	(1,936)
Effect of Exchange Rate Change on Cash and Cash Equivalents	4,213	1,897
Net (Decrease) Increase in Cash and Cash Equivalents	(14,643)	289
Cash and Cash Equivalents at Beginning of Period	65,342	75,932
Cash and Cash Equivalents at End of Period	$ 50,699	$ 76,221
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$ 258	$ 3,211
Interest expense	$ 42	$ 29
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited Condensed Consolidated Financial Statements of Kimball International, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q.  As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

Non-operating Income:

Non-operating income includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on Supplemental Employee Retirement Plan (SERP) investments, non-production rent income, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain on SERP investments is exactly offset by a change in the SERP liability that is recognized in selling and administrative expenses.

Components of Non-operating income, net:

	Three Months Ended
	September 30
(Amounts in Thousands)	2010	2009
Foreign Currency/Derivative Gain (Loss)	$ (476)	$ 327
Gain on Supplemental Employee Retirement Plan Investments	1,221	1,517
Other	(143)	(120)
Non-operating income, net	$ 602	$ 1,724

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

The Company's effective tax rate was 7.3% for the three months ended September 30, 2010, as compared to 32.2% for the three months ended September 30, 2009. Relatively low pre-tax income coupled with a foreign deferred tax valuation allowance adjustment of $0.1 million in the current quarter drove the effective tax rate decline in the first quarter of fiscal year 2011.

New Accounting Standards:

In July 2010, the Financial Accounting Standards Board (FASB) issued guidance expanding disclosures about the credit quality of financing receivables and the allowance for credit losses. The additional disclosures are intended to facilitate the evaluation of 1) the nature of credit risk inherent in the Company's portfolio of financing receivables, 2) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and 3) the changes and reasons for those changes in the allowance for credit losses. Financing receivables include loans and notes receivable, long-term trade accounts receivable, and certain other contractual rights to receive money on demand or on fixed or determinable dates. The expanded disclosures, disaggregated by portfolio segment or class of financing receivable, include a roll-forward of the allowance for credit losses as well as impaired, nonaccrual, restructured and past due loans, and credit quality indicators. The guidance will be effective for the Company's second quarter fiscal year 2011 financial statements, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company's third quarter fiscal year 2011 financial statements. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In January 2010, the FASB issued guidance to improve disclosures about fair value instruments. The guidance requires additional disclosure about significant transfers between levels 1, 2, and 3 of the fair value hierarchy and requires disclosure of level 3 activity on a gross basis. In addition, the guidance clarifies existing requirements regarding the required level of disaggregation by class of assets and liabilities and also clarifies disclosures of inputs and valuation techniques. The guidance became effective beginning in the Company's third quarter of fiscal year 2010, except for the requirement to disclose level 3 activity on a gross basis, which will be effective as of the beginning of the Company's fiscal year 2012. The adoption did not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued guidance related to variable interest entities (VIEs) which modifies how a company determines when VIEs should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and requires additional disclosures about a company's involvement in variable interest entities. The guidance was effective as of the beginning of the Company's fiscal year 2011. The adoption did not have an impact on the Company's consolidated financial statements. Required disclosures have been provided in Note 13 - Variable Interest Entities of Notes to Condensed Consolidated Financial Statements.

Note 2. Inventories

Inventory components of the Company were as follows:

	September 30,	June 30,
(Amounts in Thousands)	2010	2010
Finished Products	$ 38,869	$ 33,177
Work-in-Process	13,712	13,209
Raw Materials	127,717	112,897
Total FIFO Inventory	$180,298	$159,283
LIFO Reserve	(12,907)	(12,877)
Total Inventory	$167,391	$146,406

For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. During the three-month periods ended September 30, 2010 and 2009, LIFO inventory liquidations increased net income by, in thousands, $438 and $596, respectively.

Note 3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to Share Owners. Comprehensive income, shown net of tax if applicable, for the three-month periods ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
(Amounts in Thousands)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$ 456			$ 1,774
Other comprehensive income (loss):
Foreign currency translation adjustments	$ 8,935	$ (1,960)	$ 6,975	$ 3,363	$ (785)	$ 2,578
Postemployment severance actuarial change	370	(148)	222	(1,190)	475	(715)
Other fair value changes:
Derivatives	84	(53)	31	(315)	210	(105)
Reclassification to (earnings) loss:
Available-for-sale securities	-0-	-0-	-0-	(26)	10	(16)
Derivatives	(239)	74	(165)	1,445	(460)	985
Amortization of prior service costs	71	(28)	43	71	(28)	43
Amortization of actuarial change	215	(86)	129	152	(61)	91
Other comprehensive income	$ 9,436	$(2,201)	$ 7,235	$ 3,500	$ (639)	$ 2,861
Total comprehensive income			$ 7,691			$ 4,635

Accumulated other comprehensive loss, net of tax effects, was as follows:
	September 30,	June 30,
	2010	2010
(Amounts in Thousands)
Foreign currency translation adjustments	$ 4,412	$ (2,563)
Unrealized loss from:
Derivatives	(4,141)	(4,007)
Postemployment benefits:
Prior service costs	(764)	(807)
Net actuarial loss	(2,047)	(2,398)
Accumulated other comprehensive loss	$ (2,540)	$ (9,775)

Note 4. Segment Information

Management organizes the Company into segments based upon differences in products and services offered in each segment. The Electronic Manufacturing Services (EMS) segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. The EMS segment focuses on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The EMS segment currently sells primarily to customers in the medical, automotive, industrial controls, and public safety industries. The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. Each segment's product line offerings consist of similar products and services sold within various industries. Intersegment sales were insignificant.

Unallocated corporate assets include cash and cash equivalents, short-term investments, and other assets not allocated to segments. Unallocated corporate net income consists of income not allocated to segments for purposes of evaluating segment performance and includes income from corporate investments and other non-operational items. The basis of segmentation and accounting policies of the segments are consistent with those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

	Three Months Ended
	September 30
(Amounts in Thousands)	2010		2009
Net Sales:
Electronic Manufacturing Services	$177,867		$165,486
Furniture	116,809		109,166
Unallocated Corporate and Eliminations	-0-		7
Consolidated	$294,676		$274,659

Net Income (Loss):
Electronic Manufacturing Services	$ (248)		$ (219)
Furniture	589		1,780
Unallocated Corporate and Eliminations	115		213
Consolidated	$ 456	(1)	$ 1,774	(2)

(1) Net Income (Loss) included after-tax restructuring charges, in thousands, of $70 in the three months ended September 30, 2010. The EMS segment and Unallocated Corporate and Eliminations recorded, respectively, in thousands, $59 and $11 of after-tax restructuring charges. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

(2) Net Income (Loss) included after-tax restructuring charges, in thousands, of $292 in the three months ended September 30, 2009. The EMS segment, the Furniture segment, and Unallocated Corporate and Eliminations recorded, respectively, in thousands, $276, $8, and $8 of after-tax restructuring charges. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

	September 30,	June 30,
(Amounts in Thousands)	2010	2010
Total Assets:
Electronic Manufacturing Services	$403,870	$384,491
Furniture	182,701	182,396
Unallocated Corporate and Eliminations	56,089	69,864
Consolidated	$642,660	$636,751

Note 5. Commitments and Contingent Liabilities

Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of September 30, 2010, the Company had a maximum financial exposure from unused standby letters of credit totaling $5.2 million. The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements. Accordingly, no liability has been recorded as of September 30, 2010 with respect to the standby letters of credit. The Company also enters into commercial letters of credit to facilitate payment to vendors and from customers.

The Company estimates product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30
(Amounts in Thousands)	2010	2009
Product Warranty Liability at the beginning of the period	$ 1,818	$ 2,176
Additions to warranty accrual (including changes in estimates)	738	192
Settlements made (in cash or in kind)	(571)	(324)
Product Warranty Liability at the end of the period	$ 1,985	$ 2,044

Note 6. Restructuring Expense

The Company recognized consolidated pre-tax restructuring expense of $0.1 million and $0.5 million in the three months ended September 30, 2010 and 2009, respectively. The action discussed below represents the majority of the restructuring costs during the period presented in the summary table on the following page. The EMS Gaylord restructuring plan, which is substantially complete and did not have significant expense during the period presented, is included in the summary table on the following page under the Other Restructuring Plan caption.

The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.

European Consolidation Plan:

During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland. The Company previously had one operation in Poznan. Construction of a new, larger facility in Poland is complete and production has begun. The Company successfully completed the move of production from Longford, Ireland, into the existing Poznan facility during fiscal year 2009. As part of the plan, the Company is also consolidating its EMS facilities located in Wales, United Kingdom, and Poznan, Poland, into the new facility near Poznan, which is expected to improve the Company's margins in the very competitive EMS market. The plan is being executed in stages with a projected final completion date of mid-fiscal year 2012. The Company sold the existing Poland facility and land during fiscal year 2010 and the Company is leasing back a portion of the facility until it completes the transfer of production to the new facility. The Company currently estimates that the total pre-tax charges related to the consolidation activities will be approximately, in millions, $21.3 consisting of $19.7 of severance and other employee costs, $0.5 of property and equipment asset impairment, $0.6 of lease exit costs, and $0.5 of other exit costs.

Summary of All Plans
	Accrued June 30, 2010 (2)	Three Months Ended September 30, 2010					Accrued September 30, 2010 (2)	Total Charges Incurred Since Plan Announcement (3)	Total Expected Plan Costs (3)
(Amounts in Thousands)		Amounts Charged Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Adjustments
EMS Segment
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$9,181	$ 63	$ -0-	$ -0-	$ 533	(4)	$ 9,777	$ 19,337	$19,683
Asset Write-downs	-0-	-0-	-0-	-0-	-0-		-0-	522	522
Plant Closure and Other Exit Costs	-0-	35	-0-	(35)	-0-		-0-	692	1,129
Total EMS Segment	$9,181	$ 98	$ -0-	$ (35)	$ 533		$ 9,777	$ 20,551	$21,334
Unallocated Corporate
Other Restructuring Plan (1)	-0-	19	-0-	(19)	-0-		-0-	680	751
Consolidated Total of All Plans	$9,181	$ 117	$ -0-	$ (54)	$ 533		$ 9,777	$ 21,231	$22,085

(1) Other Restructuring Plan represents the Gaylord restructuring plan initiated in fiscal year 2007.
(2) Accrued restructuring at September 30, 2010 and June 30, 2010 was $9.8 million and $9.2 million, respectively. The balances include $6.2 million and $2.5 million recorded in current liabilities and $3.6 million and $6.7 million recorded in other long-term liabilities at September 30, 2010 and June 30, 2010, respectively.

(3) These columns include restructuring plans that were active during the three months ended September 30, 2010, including the EMS segment European Consolidation Plan initiated in fiscal year 2008 and the Gaylord restructuring plan initiated in fiscal year 2007.
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

There were no changes in the Company's inputs or valuation techniques used to measure fair values compared to those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Recurring Fair Value Measurements:

As of September 30, 2010 and June 30, 2010, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	September 30, 2010
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$ 21,455	$ -0-	$ -0-	$ 21,455
Available-for-sale securities: Convertible debt securities	-0-	-0-	2,596	2,596
Derivatives: Foreign exchange contracts	-0-	799	-0-	799
Derivatives: Stock warrants	-0-	-0-	389	389
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	13,998	-0-	-0-	13,998
Total assets at fair value	$ 35,453	$ 799	$ 2,985	$ 39,237
Liabilities
Derivatives: Foreign exchange contracts	$ -0-	$ 2,195	$ -0-	$ 2,195
Total liabilities at fair value	$ -0-	$ 2,195	$ -0-	$ 2,195

	June 30, 2010
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$ 32,706	$ -0-	$ -0-	$ 32,706
Available-for-sale securities: Convertible debt securities	-0-	-0-	2,496	2,496
Derivatives: Foreign exchange contracts	-0-	2,223	-0-	2,223
Derivatives: Stock warrants	-0-	-0-	395	395
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	13,071	-0-	-0-	13,071
Total assets at fair value	$ 45,777	$ 2,223	$ 2,891	$ 50,891
Liabilities
Derivatives: Foreign exchange contracts	$ -0-	$ 392	$ -0-	$ 392
Total liabilities at fair value	$ -0-	$ 392	$ -0-	$ 392

The changes in fair value of Level 3 investment assets during the quarter ended September 30, 2010 were immaterial, and no purchases or sales of Level 3 assets occurred during the period.

The nonqualified supplemental employee retirement plan (SERP) assets consist of equity funds, balanced funds, a bond fund, and a money market fund. The SERP investment assets are exactly offset by a SERP liability which represents the Company's obligation to distribute SERP funds to participants. See Note 9 - Short-Term Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the SERP.

Non-Recurring Fair Value Measurements:

During the quarter ended September 30, 2010, the Company had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

Disclosure of Other Financial Instruments:

Other financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value have carrying amounts that approximate fair value as follows:

Assets	Liabilities
Certain cash and cash equivalents	Accounts payable
Receivables	Dividends payable
Other assets not recorded at fair value	Accrued expenses

The fair value of long-term debt, excluding capital leases, was estimated using a discounted cash flow analysis based on quoted long-term debt market rates adjusted for the Company's non-performance risk. There was an immaterial difference between the carrying value and estimated fair value of long-term debt as of September 30, 2010 and June 30, 2010.

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

The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of September 30, 2010, the Company had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $12.6 million and to hedge currencies against the Euro in the aggregate notional amount of 43.8 million EUR. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.

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

Based on fair values as of September 30, 2010, the Company estimates that $0.3 million of pre-tax derivative gains deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time the Company had hedged its exposure to the variability in future cash flows was 11 months as of both September 30, 2010 and June 30, 2010.

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

See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and Note 3 - Comprehensive Income of Notes to Condensed Consolidated Financial Statements for the amount and changes in derivative gains and losses deferred in Accumulated Other Comprehensive Income (Loss).

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets and derivative gains and losses in the Condensed Consolidated Statements of Income are presented below.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	September 30, 2010	June 30, 2010	Balance Sheet Location	September 30, 2010	June 30, 2010
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$ 682	$ 525	Accrued expenses	$ 184	$ 339

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	117	1,698	Accrued expenses	2,011	53
Stock warrants	Other assets (long-term)	389	395
Total derivatives		$ 1,188	$ 2,618		$ 2,195	$ 392

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
		Three Months Ended September 30
(Amounts in Thousands)		2010	2009
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts		$ 84	$ (315)

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income
(Amounts in Thousands)		Three Months Ended September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2010	2009
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Net Sales	$ -0-	$ 11
Foreign exchange contracts	Cost of Sales	261	(1,216)
Foreign exchange contracts	Non-operating income	(22)	(283)
Total		$ 239	$ (1,488)

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income	$ -0-	$ 43

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income	$ (2,420)	$ (837)
Stock warrants	Non-operating income	(6)	-0-
Total		$ (2,426)	$ (837)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$ (2,187)	$ (2,282)

Note 9.  Short-Term Investments

Municipal Securities:

The Company's short-term investment portfolio included available-for-sale securities which are comprised of exempt securities issued by municipalities ("Municipal Securities") which can be in the form of General Obligation Bonds, Revenue Bonds, Tax Anticipation Notes, Revenue Anticipation Notes, Bond Anticipation Notes, pre-refunded (by U.S. Government or State and Local Government) bonds, and short-term putable bonds. The Company's investment policy dictates that municipal securities must be investment grade quality. During fiscal year 2010, the Company sold all of its municipal securities and thus had no municipal securities at September 30, 2010 or June 30, 2010.

Activity for the municipal securities classified as available-for-sale was as follows:

Municipal Securities	Three Months Ended September 30
(Amounts in Thousands)	2010	2009
Proceeds from sales	$ -0-	$ 1,553
Gross realized gains from sale of available-for-sale securities included in earnings	-0-	26
Gross realized losses from sale of available-for-sale securities included in earnings	-0-	-0-
Net unrealized holding gain (loss) included in Other Comprehensive Income (Loss)	-0-	-0-
Net (gains) losses reclassified out of Other Comprehensive Income (Loss)	-0-	(26)

Realized gains and losses are reported in the Other Income (Expense) category of the Condensed Consolidated Statements of Income. The cost of each individual security was used in computing the realized gains and losses. No other-than-temporary impairment was recorded during the three months ended September 30, 2010 and 2009.

Convertible Debt Securities:

During fiscal year 2010, the Company purchased secured convertible promissory notes from a privately-held company which had an aggregate fair value of $2.6 million and $2.5 million at September 30, 2010 and June 30, 2010, respectively. The Company has been chosen as a supplier for the privately-held company to produce EMS products. The convertible notes are accounted for as available-for-sale debt securities and are recorded at fair value. Interest accrues on the debt securities at a rate of 8.00% per annum and is due with the principal during fiscal year 2011. The debt securities are convertible into the preferred stock of the privately-held company upon certain events, including a qualified financing, a nonqualified financing, initial public offering, or a change in control.

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

See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the fair value of available-for-sale securities. Unrealized losses on the debt securities will be recognized in earnings when there is an intent to sell or is likely to be required to sell before recovery of the loss, or when the debt securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax related effect as a component of Share Owners' Equity.

Supplemental Employee Retirement Plan Investments:

The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and exactly offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the three-month periods ended September 30, 2010 and 2009 was, in thousands, $1,122, and $1,606, respectively. SERP asset and liability balances were as follows:

	September 30,	June 30,
(Amounts in Thousands)	2010	2010
SERP investment - current asset	$ 4,811	$ 4,822
SERP investment - other long-term asset	9,187	8,249
Total SERP investment	$ 13,998	$ 13,071

SERP obligation - current liability	$ 4,811	$ 4,822
SERP obligation - other long-term liability	9,187	8,249
Total SERP obligation	$ 13,998	$ 13,071

Note 10.  Assets Held for Sale

At both September 30, 2010 and June 30, 2010, a facility and land related to the Gaylord, Michigan, exited operation within the EMS segment were classified as held for sale and totaled, in thousands, $1,160. The assets were reported as unallocated corporate assets for segment reporting purposes.

Note 11. Postemployment Benefits

The Company maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. The components of net periodic postemployment benefit cost applicable to the Company's severance plans were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2010	2009
Service cost	$ 242	$ 193
Interest cost	69	108
Amortization of prior service costs	71	71
Amortization of actuarial change	215	152
Net periodic benefit cost	$ 597	$ 524

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

Note 12.  Stock Compensation Plan

During the first quarter of fiscal year 2011, the following stock compensation was awarded to officers, key employees, and non-employee directors. All awards were granted under the 2003 Stock Option and Incentive Plan. For more information on similar unrestricted shares and performance share awards, refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Performance Shares	Quarter Awarded	Maximum Potential Shares Issuable	Grant Date Fair Value (4)
Annual Performance Shares - Class A (1)	1st Quarter	235,710	$ 5.09
Long-Term Performance Shares - Class A (2)	1st Quarter	483,318	$ 5.09

Unrestricted Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Unrestricted Shares - Class A (3)	1st Quarter	1,000	$ 5.27
Unrestricted Shares - Class B (3)	1st Quarter	500	$ 5.27

(1)	Annual performance shares were awarded to officers. Payouts will be based upon the fiscal year 2011 cash incentive payout percentages calculated under the Company's Profit Sharing Incentive Bonus Plan. The number of shares issued will be less than the maximum potential shares issuable if the maximum cash incentive payout percentages are not achieved. Annual performance shares vest after one year.
(2)	Long-term performance shares were awarded to officers and other key employees. Payouts will be based upon the cash incentive payout percentages calculated under the Company's Profit Sharing Incentive Bonus Plan. Long-term performance shares are based on five successive annual performance measurement periods, with each annual tranche having a grant date when economic profit tiers are established at the beginning of the applicable fiscal year and a vesting date at the end of each annual period. The number of shares issued will be less than the maximum potential shares issuable if the maximum cash incentive payout percentages are not achieved.
(3)	Unrestricted shares were awarded to officers as consideration for their service to the Company. Unrestricted shares do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
(4)	The grant date fair value of performance shares is based on the stock price at the date of the award, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The grant date fair value shown for long-term performance shares is applicable to the first tranche only. The grant date fair value of the unrestricted shares was based on the stock price at the date of the award.

Note 13.  Variable Interest Entities

The Company's involvement with variable interest entities (VIEs) is limited to situations in which the Company is not the primary beneficiary as the Company lacks the power to direct the activities that most significantly impact the VIE's economic performance. Thus, consolidation is not required.

The Company is involved with VIEs consisting of an investment in convertible debt securities and stock warrants of a privately-held company, a loan agreement with a contract customer, and a note receivable related to the sale of an Indiana facility. For information related to the Company's investment in the privately-held company, see Note 9 - Short-Term Investments and Note 8 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements. The aggregate carrying value of the loan agreement and note receivable is $1.7 million, net of reserves, as of September 30, 2010, and is recorded on the Other Assets line of the Company's Condensed Consolidated Balance Sheet. The Company has no material exposure related to the VIEs in addition to the items recorded on its Condensed Consolidated Balance Sheet.

The Company has no obligation to provide additional funding to the VIEs, and thus its risk of loss related to the VIEs is limited to the original funding amount. The Company did not provide any additional financial support to the VIEs during the quarter ended September 30, 2010.

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

Overall market conditions in the EMS industry continue to be favorable. The EMS industry sales projections (by IDC, InForum, and New Venture Research) show forecasted growth for calendar year 2010 in the range of 7% to 12% compared to calendar year 2009 and forecasted growth in the range of 8% to 11% for calendar year 2011 compared to calendar year 2010. In addition, the Semiconductor Industry Association (SIA) reported that semiconductor sales are projected to grow approximately 28% in calendar year 2010, and although the Company does not directly serve this market, it may be indicative of increased end market demand for products utilizing electronic components.

The Company continues its strategy of diversification within the EMS segment customer base as it currently focuses on the four key vertical markets of medical, automotive, industrial control, and public safety. Automotive activity is projected to moderate in fiscal year 2011 as the impact of the government stimulus programs is now behind us. Demand in the medical market has remained stable, and the Company sees signs of growth. The industrial control market is also showing signs of stability, after benefiting from spending targeted at energy savings technologies, and the public safety market is likewise stable. Sales to customers in the medical industry are the largest portion of the Company's EMS segment with sales to customers in the automotive industry being the second largest of the four vertical markets. The Company's sales to customers in the automotive industry are diversified among more than ten domestic and foreign customers and represented approximately one-fourth of the EMS segment's net sales for the first quarter of fiscal year 2011. The EMS segment September 30, 2010 open orders exceeded the September 30, 2009 level by 29%.

The office furniture and hospitality furniture markets appear to have stabilized, but are still fragile. The recovery is expected to be long and slow. As of August 2010, the Business and Institutional Furniture Manufacturer Association (BIFMA) projected a 1.5% year-over-year increase in the office furniture industry for calendar year 2010 after a 29% industry decline in calendar year 2009. BIFMA projects office furniture industry growth of approximately 9% in calendar year 2011. While the Company's mid-market brand has fared better than its contract office furniture brand due to the project nature of the contract market and the changing U.S. consumption patterns, the Company cannot predict future overall office furniture order trends at this time due to the short lead time of orders and the volatility in this market. In addition, the hotel industry forecasts (reported by Smith Travel Research and PricewaterhouseCoopers LLP) project occupancy rates to increase approximately 4% to 5% in calendar year 2010 after a 9% industry decline in calendar year 2009 and project revenue per available room to increase 3% to 4% for calendar year 2010 after a 17% industry decline in calendar year 2009. Although the Company's recent hospitality order rates have improved, the Company cannot predict if this activity will be sustained in the near-term. Furniture segment open orders as of September 30, 2010 were 30% higher than the September 30, 2009 level.

Competitive pricing pressures within the EMS segment and on many projects within the Furniture segment continue to put pressure on the Company's operating margins.

The Company made great strides over the last two years in reducing its overall cost structure and thus lowering its breakeven sales point. In addition, a long-standing component of the Company's profit sharing incentive bonus plan is that it is linked to the performance of the Company which automatically lowers total compensation expense when profits are down. The focus on cost control continues.  At the same time, the Company has continued making prudent investments in product development, technology, and marketing and business development initiatives to drive profitable growth. The Company also continues to closely monitor market changes and its liquidity in order to proactively adjust its operating costs, discretionary capital spending, and dividend levels as needed.

The Company continued to maintain a strong balance sheet as of the end of the first quarter of fiscal year 2011, which included a minimal amount of long-term debt of $0.3 million and Share Owners' equity of $383.3 million. The Company's short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of the Company's revolving credit facility, was $148.1 million at September 30, 2010.

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

Commodity price pressure is expected to continue in the near-term. Mitigating the impact of commodity and fuel prices continues to be an area of focus within the Company.
  Management continues to evaluate the healthcare reform legislation that was signed into law in March 2010 to understand the full impact on the Company. This legislation is expected to increase the Company's healthcare and related administrative expenses.

Globalization continues to reshape not only the industries in which the Company operates but also its key customers and competitors.
  As demand within the EMS industry increases, the availability of components used in products manufactured by the Company is a concern. Suppliers have not increased their production as rapidly as demand has increased, and component shortages are occurring.  The Company's production and shipment schedules could be negatively impacted if shortages of components continue or worsen. In addition, pricing premiums associated with part shortages impacted the Company's fiscal year 2011 first quarter and remain a concern.

  The nature of the EMS industry is such that the start-up of new programs to replace departing customers or expiring programs occurs frequently. The Company's sales to Bayer AG are expected to begin to decline in the fourth quarter of fiscal year 2011 as the Company's manufacturing contract with Bayer AG reaches end-of-life. Margins on the Bayer AG product are generally lower than the Company's other EMS products. The success of the Company's EMS segment is dependent on the successful replacement of such customers or programs. Such changes usually occur gradually over time as old programs phase out of production while newer programs ramp up. While the margins vary depending on the size of the program and the vertical market being served, replacement programs generally require more competitive pricing. Thus the Company must strive to identify cost savings opportunities to offset the lower pricing. Additional information on the risks related to contract customers is contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

The increasingly competitive marketplace mandates that the Company continually re-evaluate its business models.
  The Company's employees throughout its business operations are an integral part of the Company's ability to compete successfully, and the stability of its management team is critical to long-term Share Owner value. The Company's career development and succession planning processes help to maintain stability in management.

  To support growth and diversification efforts, the Company focuses on both organic growth and potential acquisition targets. Acquisitions allow rapid diversification of both customers and industries served.

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, a significant change in economic conditions, loss of key customers or suppliers, or similar unforeseen events.

Financial Overview - Consolidated

First quarter fiscal year 2011 consolidated net sales were $294.7 million compared to first quarter fiscal year 2010 net sales of $274.7 million, a 7% increase, due to 7% net sales increases in both the EMS and Furniture segments. First quarter fiscal year 2011 net income was $0.5 million, or $0.01 per Class B diluted share, compared to net income of $1.8 million, or $0.05 per Class B diluted share, for the first quarter of fiscal year 2010. The decline in net income was primarily driven by lower net income generated by the Furniture segment.

Consolidated gross profit as a percent of net sales declined to 16.0% for the first quarter of fiscal year 2011 from 17.2% in the first quarter of fiscal year 2010 due to lower gross profit within the Furniture segment.  The first quarter of fiscal year 2011 and 2010 had a similar mix of sales between the Furniture segment and the EMS segment, and thus sales mix did not impact the consolidated gross profit as a percent of net sales comparison. Gross profit is discussed in more detail in the segment discussions below.

First quarter fiscal year 2011 consolidated selling and administrative expenses increased in absolute dollars by 2.8% but decreased as a percent of net sales compared to the first quarter of fiscal year 2010, as sales volumes increased at a quicker rate than the selling and administrative expenses. The consolidated selling and administrative expense increase in absolute dollars for the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 was primarily due to increased employee benefits expense, and higher advertising and product marketing expense which were partially offset by lower bad debt expense.

Other Income (Expense) for the first quarter of fiscal year 2011 was $0.8 million compared to $2.0 million for the first quarter of fiscal year 2010. The reduction in other income was primarily related to volatility in the European foreign exchange rates which impact the Company's EMS segment.

The first quarter fiscal year 2011 effective tax rate was 7.3% compared to the effective tax rate for the first quarter of fiscal year 2010 of 32.2%. Relatively low pre-tax income coupled with a foreign deferred tax valuation allowance adjustment of $0.1 million in the current quarter drove the effective tax rate decline in the first quarter of fiscal year 2011.

Comparing the balance sheet as of September 30, 2010 to June 30, 2010, the Company's inventory balance increased primarily to support production ramp ups at select EMS facilities, to support the transfer of production to the new EMS facility in Poland from the other EMS facilities in Europe, and as a result of customer-requested shipping delays.

Electronic Manufacturing Services Segment

EMS segment results were as follows:

	At or for the Three Months Ended
	September 30
(Amounts in Millions)	2010	2009	% Change
Net Sales	$ 177.9	$ 165.5	7%
Operating Income (Loss)	$ 0.2	$ (0.7)	123%
Net Income (Loss)	$ (0.2)	$ (0.2)	(13)%
Open Orders	$ 208.6	$ 161.3	29%

First quarter fiscal year 2011 EMS segment net sales to customers in the medical, industrial control, and public safety industries increased compared to the first quarter of fiscal year 2010 which more than offset a decrease in net sales to customers in the automotive industry. While open orders were up 29% as of September 30, 2010 compared to September 30, 2009, open orders at a point in time may not be indicative of future sales trends due to the contract nature of the EMS segment's business.

First quarter fiscal year 2011 EMS segment gross profit as a percent of net sales improved 0.3 percentage points when compared to the first quarter of fiscal year 2010. The improvement was primarily driven by fixed cost leverage associated with the increased sales and lower depreciation expense which were partially offset by higher employee benefit costs and higher component costs and expedited freight charges related to the rapid ramp up of new customer programs which resulted from the inventory component shortages and allocations within the industry.

EMS segment selling and administrative expenses in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 increased in absolute dollars in-line with the higher sales volumes and remained flat as a percent of net sales. The increase in selling and administrative expenses for the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 was primarily related to an increase in salary expense to support sales growth and increased employee benefit expenses which were partially offset by lower bad debt expense.

As the Company continues to execute its plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland, the consolidation of its EMS facilities has a final completion target of mid-fiscal year 2012.  The consolidation is expected to improve the Company's margins in the very competitive EMS market. While the restructuring charges recorded during the first quarter of fiscal year 2011 were immaterial, the EMS segment is experiencing inefficiencies related to the consolidation.

As a percent of net sales, operating income was 0.1% for the first quarter of fiscal year 2011 compared to an operating loss of (0.5)% for the first quarter of fiscal year 2010.

Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Three Months Ended September 30
	2010	2009
Bayer AG affiliated sales as a percent of consolidated net sales	13%	15%
Bayer AG affiliated sales as a percent of EMS segment net sales	22%	26%

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

Risk factors within the EMS segment include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier stability, the contract nature of this industry, unexpected integration issues with acquisitions, the concentration of sales to large customers, and the potential for customers to choose to in-source a greater portion of their electronics manufacturing. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Furniture Segment

Furniture segment results were as follows:

	At or for the Three Months Ended
	September 30
(Amounts in Millions)	2010	2009	% Change
Net Sales	$ 116.8	$ 109.2	7%
Operating Income	$ 1.1	$ 2.9	(63)%
Net Income	$ 0.6	$ 1.8	(67)%
Open Orders	$ 84.7	$ 65.1	30%

The first quarter fiscal year 2011 net sales increase in the Furniture segment compared to the first quarter of fiscal year 2010 resulted from increased net sales of office furniture more than offsetting decreased net sales of hospitality furniture. The increase in office furniture sales was primarily due to increased sales volumes which more than offset the impact of higher discounting net of price increases. First quarter fiscal year 2011 sales of newly introduced office furniture products which have been sold for less than twelve months approximated $5.5 million. Open orders of furniture products at September 30, 2010 increased 30% when compared to the open orders levels as of September 30, 2009 as open orders for both office furniture and hospitality furniture increased. Open orders at a point in time may not be indicative of future sales trends.

First quarter fiscal year 2011 Furniture segment gross profit as a percent of net sales declined 3.4 percentage points from the first quarter of fiscal year 2010. Items contributing to the decline in gross profit as a percent of net sales included: increased discounting resulting from competitive pricing pressures, higher commodity costs, higher freight expense, and higher employee-related costs. The gross profit decline was partially offset by a sales mix shift to higher margin product, price increases on select product, and other overall cost reduction efforts.

First quarter fiscal year 2011 Furniture segment selling and administrative expenses increased slightly in absolute dollars but as a percent of net sales decreased 1.6 percentage points primarily due to the higher sales volumes when compared to the first quarter of fiscal year 2010. Higher advertising and product marketing expense and increased employee benefit expense were partially offset by lower selling and administrative salary expense.

As a percent of net sales, operating income was 0.9% for the first quarter of fiscal year 2011 and 2.7% for the first quarter of fiscal year 2010.

Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, financial stability of customers, supply chain cost pressures, raw material availability, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Liquidity and Capital Resources

Working capital at September 30, 2010 was $178.6 million compared to working capital of $180.0 million at June 30, 2010. The current ratio was 1.8 at both September 30, 2010 and June 30, 2010.

The Company's internal measure of accounts receivable performance, also referred to as Days Sales Outstanding (DSO), for the first quarter of fiscal year 2011 of 46.5 days approximated the 46.2 days for the first quarter of fiscal year 2010. The Company defines DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the first quarter of fiscal year 2011 increased to 69.0 days from 62.2 days for the first quarter of fiscal year 2010. The increased PDSOH was primarily due to higher inventory levels associated with customer-requested shipping delays, the ramp up of certain programs, and the transfer of production among the Company's EMS segment facilities. The Company defines PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.

The Company's short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of the Company's revolving credit facility, totaled $148.1 million at September 30, 2010 compared to $163.6 million at June 30, 2010.

The Company's cash position from an aggregate of cash, cash equivalents, and short-term investments decreased from $67.8 million at June 30, 2010 to $53.3 million at September 30, 2010. The Company had no short-term borrowings as of September 30, 2010 or June 30, 2010.  Operating activities used $10.4 million of cash flow in the first quarter of fiscal year 2011 compared to the $12.5 million of cash generated by operating activities in the first quarter of fiscal year 2010. The cash outflow in the first quarter of fiscal year 2011 was primarily driven by an increase in inventory in the EMS segment due to higher inventory levels associated with customer-requested shipping delays, the ramp up of certain programs, and the transfer of production among the Company's EMS segment facilities. In addition, during the first quarter of fiscal year 2011, the Company reinvested $6.7 million into capital investments for the future, primarily for manufacturing equipment in the EMS segment. The Company also paid $1.8 million in dividends, which remained flat with the first quarter of fiscal year 2010. Consistent with the Company's historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During fiscal year 2011, the Company expects to minimize capital expenditures where appropriate but will continue to invest in capital expenditures prudently, particularly for projects that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability as the economy and the Company's markets recover. At September 30, 2010 and June 30, 2010, the Company had no short-term borrowings outstanding under its $100 million credit facility or the Company's several smaller foreign credit facilities.

At September 30, 2010, the Company had $5.2 million in letters of credit against the $100 million credit facility. Total availability to borrow under the $100 million credit facility was $94.8 million at September 30, 2010.

The Company maintains the $100 million credit facility with an expiration date in April 2013 that allows for both issuances of letters of credit and cash borrowings. The $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to the consent of the participating banks. The $100 million credit facility, upon which there were no borrowings at September 30, 2010, requires the Company to comply with certain debt covenants, the most significant of which are the interest coverage ratio and minimum net worth. The Company was in compliance with the debt covenants at September 30, 2010.

The table below compares the actual net worth and interest coverage ratio with the limits specified in the credit agreement.

Covenant	At or For the Period Ended September 30, 2010	Limit As Specified in Credit Agreement	Excess
Minimum Net Worth	$383,318,000	$362,000,000	$21,318,000
Interest Coverage Ratio	16.5	3.0	13.5

The Interest Coverage Ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.

In addition to the $100 million credit facility, the Company can opt to utilize foreign credit facilities which are available to satisfy short-term cash needs at that specific location rather than funding from intercompany sources. The Company maintains a foreign credit facility for its EMS segment operation in Thailand which is backed by the $100 million revolving credit facility. The Company has a credit facility for its EMS segment operation in Poland, which allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $8.2 million U.S. dollars at September 30, 2010 exchange rates). These foreign credit facilities can be cancelled at any time by either the bank or the Company.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the Company's credit facilities will be sufficient for fiscal year 2011 and the foreseeable future. One of the Company's sources of funds has been its ability to generate cash from operations to meet its liquidity obligations, which during the first quarter of fiscal year 2011 was hampered by the ramp up in inventory balances, and could be adversely affected in the future by factors such as general economic and market conditions, a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. In particular, should demand for the Company's products decrease significantly over the next 12 months due to its weakened markets, the available cash provided by operations could be adversely impacted. Another source of funds is the Company's credit facilities. The $100 million credit facility is contingent on complying with certain debt covenants.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Fair Value

During the first quarter of fiscal year 2011, no financial assets were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. The Company's foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using a financial risk management software package using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.

The Company invested in convertible promissory notes and stock warrants of a privately-held company during fiscal year 2010 and has been chosen by the privately-held company as a supplier to produce EMS products. The convertible promissory notes, classified as available-for-sale debt securities, were valued using a recurring market-based method which approximates fair value by using the amortized cost basis of the promissory notes, with the discount amortized to interest income over the term. The stock warrants, classified as derivative instruments, were valued on a recurring basis using a market-based method which utilizes the Black-Scholes valuation model. The fair value measurements for the convertible promissory notes and stock warrants were calculated using unobservable inputs and were classified as level 3 financial assets.

See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the Company's summary of contractual obligations under the caption, "Contractual Obligations" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

  Sales returns and allowances - At the time revenue is recognized certain provisions may also be recorded, including a provision for returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At September 30, 2010 and June 30, 2010, the reserve for returns and allowances was $2.4 million and $2.5 million, respectively. The returns and allowances reserve approximated 2% to 3% of gross trade receivables during the past two fiscal years.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at September 30, 2010 and June 30, 2010 was $1.4 million and $1.3 million, respectively. During the preceding two-year period, this reserve had approximated 1% of gross trade accounts receivable except for the period March 2009 through December 2009 during which time it approximated 2% of gross trade accounts receivable. The higher reserve was driven by increased risk created by deteriorating market conditions during that time.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 9% of consolidated inventories at both September 30, 2010 and June 30, 2010, respectively, including approximately 79% and 78% of the Furniture segment inventories at September 30, 2010 and June 30, 2010, respectively. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. The Company may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At September 30, 2010 and June 30, 2010, the Company's accrued liabilities for self-insurance exposure were $4.1 million and $4.7 million, respectively.

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

The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, the Company believes it has made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.7 million at both September 30, 2010 and June 30, 2010.

New Accounting Standards

See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.

Forward-Looking Statements

Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "estimates," "projects," "expects," "intends," "anticipates," "forecasts," and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, continuing impacts of the global economic conditions, significant volume reductions from key contract customers, significant reduction in customer order patterns, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, successful execution of restructuring plans, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2010, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. The Company did not repurchase any shares under the repurchase program during the first quarter of fiscal year 2011. At September 30, 2010, two million shares remained available under the repurchase program.

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

(3(b))  Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 23, 2009)

(10(a))  Summary of Director and Named Executive Officer Compensation

(10(b))  Description of the Company's 2010 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 25, 2010)

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
November 5, 2010

By:	/s/ Robert F. Schneider
ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
November 5, 2010

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2007)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 23, 2009)
10(a)	Summary of Director and Named Executive Officer Compensation
10(b)	Description of the Company's 2010 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 25, 2010)
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002