Form 10-Q
period 2010-12-31
KIMBALL INTERNATIONAL INC
filed 2011-02-04
CIK 55772

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares outstanding of the Registrant's common stock as of January 20, 2011 was:
Class A Common Stock - 10,478,763 shares
Class B Common Stock - 27,258,770 shares
1

KIMBALL INTERNATIONAL, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	December 31,	June 30,
	2010	2010
ASSETS
Current Assets:
Cash and cash equivalents	$ 45,393	$ 65,342
Short-term investments	2,654	2,496
Receivables, net of allowances of $1,586 and $3,349, respectively	161,957	154,343
Inventories	162,293	146,406
Prepaid expenses and other current assets	50,038	43,776
Assets held for sale	1,160	1,160
Total current assets	423,495	413,523
Property and Equipment, net of accumulated depreciation of $347,725 and
$337,251, respectively	189,945	186,999
Goodwill	2,541	2,443
Other Intangible Assets, net of accumulated amortization of $64,431 and
$63,595, respectively	7,752	8,113
Other Assets	22,362	25,673
Total Assets	$ 646,095	$ 636,751
LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 62	$ 61
Accounts payable	169,704	178,693
Borrowings under credit facilities	17,050	-0-
Dividends payable	-0-	1,828
Accrued expenses	55,460	52,923
Total current liabilities	242,276	233,505
Other Liabilities:
Long-term debt, less current maturities	286	299
Other	21,865	25,519
Total other liabilities	22,151	25,818
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized
14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized
28,657,000 shares issued	1,433	1,433
Additional paid-in capital	63	119
Retained earnings	450,380	454,800
Accumulated other comprehensive loss	(3,635)	(9,775)
Less: Treasury stock, at cost:
Class A - 3,889,000 and 3,834,000 shares, respectively	(49,102)	(49,415)
Class B - 1,398,000 and 1,579,000 shares, respectively	(18,189)	(20,452)
Total Share Owners' Equity	381,668	377,428
Total Liabilities and Share Owners' Equity	$ 646,095	$ 636,751
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31		December 31
	2010	2009	2010	2009
Net Sales	$ 310,632	$ 275,161	$ 605,308	$ 549,820
Cost of Sales	261,056	231,020	508,585	458,495
Gross Profit	49,576	44,141	96,723	91,325
Selling and Administrative Expenses	48,997	46,616	96,337	92,682
Other General Income	-0-	(3,256)	-0-	(3,256)
Restructuring Expense	368	291	485	777
Operating Income (Loss)	211	490	(99)	1,122
Other Income (Expense):
Interest income	171	388	391	665
Interest expense	(50)	(91)	(70)	(106)
Non-operating income, net	64	716	666	2,440
Other income, net	185	1,013	987	2,999
Income Before Taxes on Income	396	1,503	888	4,121
Provision (Benefit) for Income Taxes	(480)	(403)	(444)	441
Net Income	$ 876	$ 1,906	$ 1,332	$ 3,680

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$ 0.02	$ 0.05	$ 0.03	$ 0.09
Class B	$ 0.02	$ 0.05	$ 0.04	$ 0.10
Diluted Earnings Per Share:
Class A	$ 0.02	$ 0.05	$ 0.03	$ 0.09
Class B	$ 0.02	$ 0.05	$ 0.04	$ 0.10

Dividends Per Share of Common Stock:
Class A	$ 0.045	$ 0.045	$ 0.090	$ 0.090
Class B	$ 0.050	$ 0.050	$ 0.100	$ 0.100

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	37,729	37,339	37,705	37,326
Diluted	37,786	37,514	37,816	37,527
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	(Unaudited) Six Months Ended December 31
	2010	2009
Cash Flows From Operating Activities:
Net income	$ 1,332	$ 3,680
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	15,704	17,775
(Gain) loss on sales of assets	(25)	8
Deferred income tax	1,780	(2,759)
Stock-based compensation	607	758
Other, net	311	196
Change in operating assets and liabilities:
Receivables	(8,707)	(1,418)
Inventories	(17,623)	(16,679)
Prepaid expenses and other current assets	(4,490)	(1,902)
Accounts payable	(7,133)	2,365
Accrued expenses	(2,761)	(5,824)
Net cash used for operating activities	(21,005)	(3,800)
Cash Flows From Investing Activities:
Capital expenditures	(13,456)	(20,756)
Proceeds from sales of assets	690	863
Purchase of capitalized software	(798)	(152)
Purchases of available-for-sale securities	-0-	(4,824)
Sales and maturities of available-for-sale securities	-0-	3,359
Other, net	(64)	454
Net cash used for investing activities	(13,628)	(21,056)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	61,050	-0-
Payments on revolving credit facility	(54,000)	-0-
Additional net change in credit facilities	10,000	1,439
Payments on capital leases and long-term debt	(12)	(10)
Dividends paid to Share Owners	(5,495)	(3,623)
Repurchase of employee shares for tax withholding	(230)	(115)
Net cash provided by (used for) financing activities	11,313	(2,309)
Effect of Exchange Rate Change on Cash and Cash Equivalents	3,371	1,341
Net Decrease in Cash and Cash Equivalents	(19,949)	(25,824)
Cash and Cash Equivalents at Beginning of Period	65,342	75,932
Cash and Cash Equivalents at End of Period	$ 45,393	$ 50,108
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$ 535	$ 8,143
Interest expense	$ 83	$ 71
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

Notes Receivable and Trade Accounts Receivable:

The Company's notes receivable and trade accounts receivable are recorded per the terms of the agreement or sale, and accrued interest is recognized when earned. The Company determines on a case-by-case basis the cessation of accruing interest, the resumption of accruing interest, the method of recording payments received on nonaccrual receivables, and the delinquency status for the Company's limited number of notes receivable.

The Company's policy for estimating the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as agement, credit worthiness, payment history, and historical bad debt experience. These specific analyses in conjunction with general economic and market conditions are considered as management judgment is utilized in the final determination of the allowance for credit losses on the trade accounts receivable and notes receivable. Trade accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. The Company's limited number of notes receivable allows management to monitor the risks, credit quality indicators, collectability, and probability of impairment on an individual basis.

Other General Income:

Other General Income in the three and six months ended December 31, 2009 included, in thousands, $3,256 of settlement proceeds related to an antitrust class action lawsuit of which the Company was a class member.

Non-operating Income, net:

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

Components of Non-operating income, net:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2010	2009	2010	2009
Foreign Currency/Derivative Gain (Loss)	$ (895)	$ 456	$ (1,371)	$ 783
Gain on Supplemental Employee Retirement Plan Investments	1,055	503	2,276	2,020
Other	(96)	(243)	(239)	(363)
Non-operating income, net	$ 64	$ 716	$ 666	$ 2,440

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

The Company's effective tax rate was (121.2)% and (50.0)%, respectively, for the three and six months ended December 31, 2010, as compared to (26.8)% and 10.7%, respectively, for the three and six months ended December 31, 2009. Relatively low pre-tax income coupled with favorable net tax accrual adjustments of $0.5 million and $0.7 million in the three and six-month periods of fiscal year 2011, respectively, drove the negative tax rates in the current fiscal year. The current fiscal year tax accrual adjustments were primarily related to the research and development tax credit and a foreign deferred tax valuation allowance adjustment. The prior fiscal year second quarter and year-to-date periods included $1.1 million of favorable tax accrual adjustments which were also primarily related to the research and development tax credit and a foreign deferred tax adjustment.

New Accounting Standards:

In July 2010, the Financial Accounting Standards Board (FASB) issued guidance expanding disclosures about the credit quality of financing receivables and the allowance for credit losses. The additional disclosures are intended to facilitate the evaluation of 1) the nature of credit risk inherent in the Company's portfolio of financing receivables, 2) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and 3) the changes and reasons for those changes in the allowance for credit losses. Financing receivables include loans and notes receivable, trade accounts receivable, and certain other contractual rights to receive money on demand or on fixed or determinable dates. The expanded disclosures, disaggregated by portfolio segment or class of financing receivable, include a roll-forward of the allowance for credit losses as well as impaired, nonaccrual, restructured and past due loans, and credit quality indicators. The guidance became effective for the Company's second quarter fiscal year 2011 financial statements, as it relates to disclosures required as of the end of a reporting period. These disclosures have been provided in Note 1 - Summary of Significant Accounting Policies and Note 14 - Credit Quality and Allowance for Credit Losses of Notes Receivable of Notes to Condensed Consolidated Financial Statements. Disclosures that relate to activity during a reporting period will be required for the Company's third quarter fiscal year 2011 financial statements. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

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

In June 2009, the FASB issued guidance related to variable interest entities (VIEs) which modifies how a company determines when VIEs should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE and requires additional disclosures about a company's involvement in VIEs. The guidance was effective as of the beginning of the Company's fiscal year 2011. The adoption did not have an impact on the Company's consolidated financial statements. Required disclosures have been provided in Note 13 - Variable Interest Entities of Notes to Condensed Consolidated Financial Statements.

Note 2. Inventories

Inventory components of the Company were as follows:

	December 31,	June 30,
(Amounts in Thousands)	2010	2010
Finished Products	$ 38,873	$ 33,177
Work-in-Process	11,672	13,209
Raw Materials	125,329	112,897
Total FIFO Inventory	$175,874	$159,283
LIFO Reserve	(13,581)	(12,877)
Total Inventory	$162,293	$146,406

For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. During the three-month period ended December 31, 2010, there were no LIFO inventory liquidations. During the six-month period ended December 31, 2010, LIFO inventory liquidations increased net income by, in thousands, $199. During the three and six-month periods ended December 31, 2009, LIFO inventory liquidations increased net income by, in thousands, $371 and $967, respectively.

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to Share Owners. Comprehensive income (loss), shown net of tax if applicable, for the three and six-month periods ended December 31, 2010 and 2009 was as follows:

	Three Months Ended December 31, 2010			Three Months Ended December 31, 2009
(Amounts in Thousands)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$ 876			$ 1,906
Other comprehensive income (loss):
Foreign currency translation adjustments	$ (2,157)	$ 398	$ (1,759)	$ (1,442)	$ 353	$ (1,089)
Postemployment severance actuarial change	117	(47)	70	516	(206)	310
Other fair value changes:
Available-for-sale securities	-0-	-0-	-0-	(44)	18	(26)
Derivatives	1,092	(268)	824	1,169	(350)	819
Reclassification to (earnings) loss:
Available-for-sale securities	-0-	-0-	-0-	(30)	12	(18)
Derivatives	(568)	169	(399)	(60)	26	(34)
Amortization of prior service costs	72	(30)	42	72	(29)	43
Amortization of actuarial change	210	(83)	127	146	(58)	88
Other comprehensive income (loss)	$ (1,234)	$ 139	$ (1,095)	$ 327	$ (234)	$ 93
Total comprehensive income (loss)			$ (219)			$ 1,999

	Six Months Ended December 31, 2010			Six Months Ended December 31, 2009
(Amounts in Thousands)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$ 1,332			$ 3,680
Other comprehensive income (loss):
Foreign currency translation adjustments	$ 6,778	$(1,562)	$ 5,216	$ 1,921	$ (432)	$ 1,489
Postemployment severance actuarial change	487	(195)	292	(674)	269	(405)
Other fair value changes:
Available-for-sale securities	-0-	-0-	-0-	(44)	18	(26)
Derivatives	1,176	(321)	855	854	(140)	714
Reclassification to (earnings) loss:
Available-for-sale securities	-0-	-0-	-0-	(56)	22	(34)
Derivatives	(807)	243	(564)	1,385	(434)	951
Amortization of prior service costs	143	(58)	85	143	(57)	86
Amortization of actuarial change	425	(169)	256	298	(119)	179
Other comprehensive income	$ 8,202	$(2,062)	$ 6,140	$ 3,827	$ (873)	$ 2,954
Total comprehensive income			$ 7,472			$ 6,634

Accumulated other comprehensive loss, net of tax effects, was as follows:
	December 31,	June 30,
	2010	2010
(Amounts in Thousands)
Foreign currency translation adjustments	$ 2,653	$ (2,563)
Unrealized loss from:
Derivatives	(3,716)	(4,007)
Postemployment benefits:
Prior service costs	(722)	(807)
Net actuarial loss	(1,850)	(2,398)
Accumulated other comprehensive loss	$ (3,635)	$ (9,775)

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

	Three Months Ended				Six Months Ended
	December 31				December 31
(Amounts in Thousands)	2010		2009		2010		2009
Net Sales:
Electronic Manufacturing Services	$181,439		$166,983		$359,306		$332,469
Furniture	129,193		108,140		246,002		217,306
Unallocated Corporate and Eliminations	-0-		38		-0-		45
Consolidated	$310,632		$275,161		$605,308		$549,820

Net Income (Loss):
Electronic Manufacturing Services	$ (109)		$ 2,665		$ (357)		$ 2,446
Furniture	801		(996)		1,390		784
Unallocated Corporate and Eliminations	184		237		299		450
Consolidated	$ 876	(1)	$ 1,906	(2)	$ 1,332	(1)	$ 3,680	(2)

(1) Net Income (Loss) included after-tax restructuring charges, in thousands, of $222 and $292 in the three and six months ended December 31, 2010, respectively. The EMS segment and Unallocated Corporate and Eliminations recorded in the three months ended December 31, 2010, in thousands, $206 and $16, respectively, of after-tax restructuring charges. The EMS segment and Unallocated Corporate and Eliminations recorded in the six months ended December 31, 2010, in thousands, $265 and $27, respectively, of after-tax restructuring charges. The Furniture segment did not record restructuring during the three and six months ended December 31, 2010. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

(2) Net Income (Loss) included after-tax restructuring charges, in thousands, of $184 and $476 in the three and six months ended December 31, 2009, respectively. In the three months ended December 31, 2009, the EMS segment and Unallocated Corporate and Eliminations recorded, in thousands, $229 and $14, respectively, of after-tax restructuring charges, and the Furniture segment recorded, in thousands, $59, of after-tax restructuring income. In the six months ended December 31, 2009, the EMS segment and Unallocated Corporate and Eliminations recorded, in thousands, $505 and $22, respectively, of after-tax restructuring charges, and the Furniture segment recorded, in thousands, $51 of after-tax restructuring income. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion. Additionally, the EMS segment recorded for both the three and six months ended December 31, 2009 after-tax income of $2.0 million resulting from settlement proceeds related to an antitrust class action lawsuit of which the Company was a member.

	December 31,	June 30,
(Amounts in Thousands)	2010	2010
Total Assets:
Electronic Manufacturing Services	$400,030	$384,491
Furniture	195,557	182,396
Unallocated Corporate and Eliminations	50,508	69,864
Consolidated	$646,095	$636,751

Note 5. Commitments and Contingent Liabilities

Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of December 31, 2010, the Company had a maximum financial exposure from unused standby letters of credit totaling $5.1 million. The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements. Accordingly, no liability has been recorded as of December 31, 2010 with respect to the standby letters of credit. The Company also enters into commercial letters of credit to facilitate payment to vendors and from customers.

The Company estimates product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the six months ended December 31, 2010 and 2009 were as follows:

	Six Months Ended December 31
(Amounts in Thousands)	2010	2009
Product Warranty Liability at the beginning of the period	$ 1,818	$ 2,176
Additions to warranty accrual (including changes in estimates)	1,253	180
Settlements made (in cash or in kind)	(1,133)	(504)
Product Warranty Liability at the end of the period	$ 1,938	$ 1,852

Note 6. Restructuring Expense

The Company recognized consolidated pre-tax restructuring expense of $0.4 million and $0.5 million in the three and six months ended December 31, 2010, respectively, and $0.3 million and $0.8 million in the three and six months ended December 31, 2009, respectively. The action discussed below represents the majority of the restructuring costs during the period presented in the summary table on the following page. The EMS Gaylord restructuring plan, which is substantially complete and did not have significant expense during the period presented, is included in the summary table on the following page under the Other Restructuring Plan caption.

The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.

European Consolidation Plan:

During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland. The Company previously had one operation in Poznan. Construction of a new, larger facility in Poland is complete and production has begun. The Company successfully completed the move of production from Longford, Ireland, into the existing Poznan facility during fiscal year 2009. As part of the plan, the Company is also consolidating its EMS facilities located in Wales, United Kingdom, and Poznan, Poland, into the new facility near Poznan, which is expected to improve the Company's margins in the very competitive EMS market. The plan is being executed in stages with a projected final completion date of mid-fiscal year 2012. The Company sold the existing Poland facility and land during fiscal year 2010, and the Company is leasing back a portion of the facility until it completes the transfer of production to the new facility. The Company currently estimates that the total pre-tax charges related to the consolidation activities will be approximately, in millions, $21.3 consisting of $19.9 of severance and other employee costs, $0.5 of property and equipment asset impairment, $0.3 of lease exit costs, and $0.6 of other exit costs.

Summary of All Plans
	Accrued June 30, 2010 (2)	Six Months Ended December 31, 2010					Accrued December 31, 2010 (2)	Total Charges Incurred Since Plan Announcement (3)	Total Expected Plan Costs (3)
(Amounts in Thousands)		Amounts Charged Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Adjustments
EMS Segment
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$9,181	$ 361	$ -0-	$ (796)	$ 288	(4)	$ 9,034	$ 19,635	$19,855
Asset Write-downs	-0-	-0-	-0-	-0-	-0-		-0-	522	522
Plant Closure and Other Exit Costs	-0-	79	-0-	(79)	-0-		-0-	736	965
Total EMS Segment	$9,181	$ 440	$ -0-	$ (875)	$ 288		$ 9,034	$ 20,893	$21,342
Unallocated Corporate
Other Restructuring Plan (1)	-0-	45	-0-	(45)	-0-		-0-	706	779
Consolidated Total of All Plans	$9,181	$ 485	$ -0-	$ (920)	$ 288		$ 9,034	$ 21,599	$22,121

(1) Other Restructuring Plan represents the Gaylord restructuring plan initiated in fiscal year 2007.
(2) Accrued restructuring at December 31, 2010 and June 30, 2010 was $9.0 million and $9.2 million, respectively. The balances include $8.0 million and $2.5 million recorded in current liabilities and $1.0 million and $6.7 million recorded in other long-term liabilities at December 31, 2010 and June 30, 2010, respectively.

(3) These columns include restructuring plans that were active during the six months ended December 31, 2010, including the EMS segment European Consolidation Plan initiated in fiscal year 2008 and the Gaylord restructuring plan initiated in fiscal year 2007.
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

Recurring Fair Value Measurements:

As of December 31, 2010 and June 30, 2010, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	December 31, 2010
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$ 13,231	$ -0-	$ -0-	$ 13,231
Available-for-sale securities: Convertible debt securities	-0-	-0-	2,654	2,654
Derivatives: Foreign exchange contracts	-0-	1,018	-0-	1,018
Derivatives: Stock warrants	-0-	-0-	406	406
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	15,108	-0-	-0-	15,108
Total assets at fair value	$ 28,339	$ 1,018	$ 3,060	$ 32,417
Liabilities
Derivatives: Foreign exchange contracts	$ -0-	$ 1,063	$ -0-	$ 1,063
Total liabilities at fair value	$ -0-	$ 1,063	$ -0-	$ 1,063

	June 30, 2010
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$ 32,706	$ -0-	$ -0-	$ 32,706
Available-for-sale securities: Convertible debt securities	-0-	-0-	2,496	2,496
Derivatives: Foreign exchange contracts	-0-	2,223	-0-	2,223
Derivatives: Stock warrants	-0-	-0-	395	395
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	13,071	-0-	-0-	13,071
Total assets at fair value	$ 45,777	$ 2,223	$ 2,891	$ 50,891
Liabilities
Derivatives: Foreign exchange contracts	$ -0-	$ 392	$ -0-	$ 392
Total liabilities at fair value	$ -0-	$ 392	$ -0-	$ 392

The changes in fair value of Level 3 investment assets during the quarter ended December 31, 2010 were immaterial, and no purchases or sales of Level 3 assets occurred during the period.

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

Non-Recurring Fair Value Measurements:

During the quarter ended December 31, 2010, the Company had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

Disclosure of Other Financial Instruments:

Other financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value have carrying amounts that approximate fair value as follows:

Assets	Liabilities
Certain cash and cash equivalents	Accounts payable
Receivables	Borrowings under credit facilities
Other assets not recorded at fair value	Dividends payable
Accrued expenses

The fair value of long-term debt, excluding capital leases, was estimated using a discounted cash flow analysis based on quoted long-term debt market rates adjusted for the Company's non-performance risk. There was an immaterial difference between the carrying value and estimated fair value of long-term debt as of December 31, 2010 and June 30, 2010.

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

The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of December 31, 2010, the Company had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $12.0 million and to hedge currencies against the Euro in the aggregate notional amount of  52.3 million EUR. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.

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

Based on fair values as of December 31, 2010, the Company estimates that $0.6 million of pre-tax derivative gains deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time the Company had hedged its exposure to the variability in future cash flows was 11 months as of  both December 31, 2010 and June 30, 2010.

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

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	December 31, 2010	June 30, 2010	Balance Sheet Location	December 31, 2010	June 30, 2010
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$ 892	$ 525	Accrued expenses	$ 10	$ 339

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	126	1,698	Accrued expenses	1,053	53
Stock warrants	Other assets (long-term)	406	395
Total derivatives		$ 1,424	$ 2,618		$ 1,063	$ 392

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
		Three Months Ended December 31		Six Months Ended December 31
(Amounts in Thousands)		2010	2009	2010	2009
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts		$ 1,092	$ 1,169	$ 1,176	$ 854

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income
(Amounts in Thousands)		Three Months Ended December 31		Six Months Ended December 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2010	2009	2010	2009
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Net Sales	$ -0-	$ 1	$ -0-	$ 12
Foreign exchange contracts	Cost of Sales	473	(186)	734	(1,402)
Foreign exchange contracts	Non-operating income	95	244	73	(39)
Total		$ 568	$ 59	$ 807	$ (1,429)

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income	$ -0-	$ 1	$ -0-	$ 44

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income	$ 256	$ 400	$ (2,163)	$ (437)
Stock warrants	Non-operating income	17	-0-	10	-0-
Total		$ 273	$ 400	$ (2,153)	$ (437)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$ 841	$ 460	$ (1,346)	$ (1,822)

Note 9.  Short-Term Investments

Municipal Securities:

The Company's short-term investment portfolio included available-for-sale securities which were comprised of exempt securities issued by municipalities ("Municipal Securities"). The Company's investment policy dictates that municipal securities must be investment grade quality. Municipal Securities may be in the form of General Obligation Bonds, Revenue Bonds, Tax Anticipation Notes, Revenue Anticipation Notes, Bond Anticipation Notes, pre-refunded (by U.S. Government or State and Local Government) bonds, and short-term putable bonds. During fiscal year 2010, the Company sold all of its municipal securities and thus had no municipal securities at December 31, 2010 or June 30, 2010.

Activity for the municipal securities classified as available-for-sale was as follows:

Municipal Securities	Three Months Ended December 31		Six Months Ended December 31
(Amounts in Thousands)	2010	2009	2010	2009
Proceeds from sales	$ -0-	$ 1,556	$ -0-	$ 3,109
Gross realized gains from sale of available-for-sale securities included in earnings	-0-	30	-0-	56
Gross realized losses from sale of available-for-sale securities included in earnings	-0-	-0-	-0-	-0-
Net unrealized holding gain (loss) included in Other Comprehensive Income (Loss)	-0-	(44)	-0-	(44)
Net (gains) losses reclassified out of Other Comprehensive Income (Loss)	-0-	(30)	-0-	(56)

Realized gains and losses are reported in the Other Income (Expense) category of the Condensed Consolidated Statements of Income. The cost of each individual security was used in computing the realized gains and losses. No other-than-temporary impairment was recorded during the three and six months ended December 31, 2010 and 2009.

Convertible Debt Securities:

During fiscal year 2010, the Company purchased secured convertible promissory notes from a privately-held company which had an aggregate fair value of $2.7 million and $2.5 million at December 31, 2010 and June 30, 2010, respectively. The convertible notes are accounted for as available-for-sale debt securities and are recorded at fair value. Interest accrues on the debt securities at a rate of 8.00% per annum and is due with the principal during fiscal year 2011. The debt securities are convertible into the preferred stock of the privately-held company upon certain events, including a qualified financing, a nonqualified financing, initial public offering, or a change in control.

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

See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the fair value of available-for-sale securities. Unrealized losses on the debt securities will be recognized in earnings when there is an intent to sell or when it becomes likely that the securities are required to be sold before recovery of the loss, or when the debt securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax related effect as a component of Share Owners' Equity.

Supplemental Employee Retirement Plan Investments:

The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and exactly offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains and (losses) for the six-month periods ended December 31, 2010 and 2009 was, in thousands, $1,983, and $2,000, respectively. SERP asset and liability balances were as follows:

	December 31,	June 30,
(Amounts in Thousands)	2010	2010
SERP investment - current asset	$ 5,283	$ 4,822
SERP investment - other long-term asset	9,825	8,249
Total SERP investment	$ 15,108	$ 13,071

SERP obligation - current liability	$ 5,283	$ 4,822
SERP obligation - other long-term liability	9,825	8,249
Total SERP obligation	$ 15,108	$ 13,071

Note 10.  Assets Held for Sale

At both December 31, 2010 and June 30, 2010, a facility and land related to the Gaylord, Michigan, exited operation within the EMS segment were classified as held for sale and totaled, in thousands, $1,160. The assets were reported as unallocated corporate assets for segment reporting purposes.

Note 11. Postemployment Benefits

The Company maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. The components of net periodic postemployment benefit cost applicable to the Company's severance plans were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2010	2009	2010	2009
Service cost	$ 242	$ 185	$ 484	$ 378
Interest cost	69	104	138	212
Amortization of prior service costs	72	72	143	143
Amortization of actuarial change	210	146	425	298
Net periodic benefit cost	$ 593	$ 507	$ 1,190	$ 1,031

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

Note 12.  Stock Compensation Plan

During fiscal year 2011, the following stock compensation was awarded to officers, key employees, and non-employee directors. All awards were granted under the 2003 Stock Option and Incentive Plan. For more information on similar unrestricted shares and performance share awards, refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Performance Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Annual Performance Shares - Class A (1)	1st Quarter	235,710	$ 5.09
Long-Term Performance Shares - Class A (2)	1st Quarter	483,318	$ 5.09

Unrestricted Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Unrestricted Shares - Class A (3)	1st Quarter	1,000	$ 5.27
Unrestricted Shares - Class B (3)	1st Quarter	500	$ 5.27
Unrestricted Shares - Class B (3)	2nd Quarter	1,000	$ 6.72
Unrestricted Shares (Director Compensation) - Class B (3)	2nd Quarter	25,477	$ 6.32

(1)	Annual performance shares were awarded to officers. Payouts will be based upon the fiscal year 2011 cash incentive payout percentages calculated under the Company's Profit Sharing Incentive Bonus Plan. The number of shares issued will be less than the maximum potential shares issuable if the maximum cash incentive payout percentages are not achieved. Annual performance shares vest after one year.
(2)	Long-term performance shares were awarded to officers and other key employees. Payouts will be based upon the cash incentive payout percentages calculated under the Company's Profit Sharing Incentive Bonus Plan. Long-term performance shares are based on five successive annual performance measurement periods, with each annual tranche having a grant date when economic profit tiers are established at the beginning of the applicable fiscal year and a vesting date at the end of each annual period. The number of shares issued will be less than the maximum potential shares issuable if the maximum cash incentive payout percentages are not achieved.
(3)	Unrestricted shares were awarded to non-employee members of the Board of Directors as compensation for director's fees, as a result of directors' elections to receive unrestricted shares in lieu of cash payment. Director's fees are expensed over the period that directors earn the compensation. Other unrestricted shares were awarded to officers as consideration for their service to the Company. Unrestricted shares do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
(4)	The grant date fair value of performance shares is based on the stock price at the date of the award, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The grant date fair value shown for long-term performance shares is applicable to the first tranche only. The grant date fair value of the unrestricted shares was based on the stock price at the date of the award.

Note 13.  Variable Interest Entities

The Company's involvement with variable interest entities (VIEs) is limited to situations in which the Company is not the primary beneficiary as the Company lacks the power to direct the activities that most significantly impact the VIE's economic performance. Thus, consolidation is not required.

The Company is involved with VIEs consisting of an investment in convertible debt securities and stock warrants of a privately-held company and a note receivable related to the sale of an Indiana facility. For information related to the Company's investment in the privately-held company, see Note 9 - Short-Term Investments and Note 8 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements. The carrying value of the note receivable is $1.3 million, with no reserve, as of December 31, 2010, and is recorded on the Receivables line of the Company's Condensed Consolidated Balance Sheet. The Company has no material exposure related to the VIEs in addition to the items recorded on its Condensed Consolidated Balance Sheet.

The Company has no obligation to provide additional funding to the VIEs, and thus its risk of loss related to the VIEs is limited to the original funding amount. The Company did not provide any additional financial support to the VIEs during the quarter ended December 31, 2010.

Note 14.  Credit Quality and Allowance for Credit Losses of Notes Receivable

The Company monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. The Company holds collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss.

As of December 31, 2010
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$ 1,300	$ -0-	$ 1,300
Other Notes Receivable	84	84	-0-
Total	$ 1,384	$ 84	$ 1,300

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

Overall market conditions in the EMS industry continue to be favorable. The EMS industry sales projections (by IDC, InForum, and New Venture Research) show average forecasted growth for calendar year 2011 of 10.6% compared to calendar year 2010. In addition, the Semiconductor Industry Association (SIA) reported that semiconductor sales are projected to grow 6.0% in calendar year 2011, and although the Company does not directly serve this market, it may be indicative of increased end market demand for products utilizing electronic components.

The Company continues its strategy of diversification within the EMS segment customer base as it currently focuses on the four key vertical markets of medical, automotive, industrial control, and public safety. While automotive activity was projected to moderate in fiscal year 2011 as the impact of the government stimulus programs ended, industry growth above previous expectations has occurred, in part due to the continually increasing number of electronic components in the design of automobiles. Demand in the medical market has remained relatively stable, but the Company has seen some signs of growth. The industrial control market is also showing signs of stability, after benefiting from spending targeted at energy savings technologies, and the public safety market is likewise stable. Sales to customers in the medical industry are the largest portion of the Company's EMS segment with sales to customers in the automotive industry being the second largest of the four vertical markets. The Company's sales to customers in the automotive industry are diversified among more than ten domestic and foreign customers and represented approximately one-fourth of the EMS segment's net sales for the second quarter of fiscal year 2011. The EMS segment December 31, 2010 open orders exceeded the December 31, 2009 level by 15%.

The office furniture and hospitality furniture markets are showing signs of improvement. As of November 2010, the Business and Institutional Furniture Manufacturer Association (BIFMA) projected a 10% year-over-year increase in the office furniture industry for calendar year 2011 compared to a projected 6% increase in calendar year 2010 and a 29% decrease in calendar year 2009. While the Company's mid-market brand has fared better than its contract office furniture brand due to the project nature of the contract market and the changing U.S. consumption patterns, the Company cannot predict future overall office furniture order trends at this time due to the short lead time of orders and the uncertainty that still exists in this market. In addition, the hotel industry forecasts (reported by Smith Travel Research and PricewaterhouseCoopers LLP) project occupancy rates to increase 1% to 3% in calendar year 2011 after an approximate 5% increase in calendar year 2010 and a 9% industry decline in calendar year 2009 and project revenue per available room to increase 5% to 7% for calendar year 2011 after an approximate 5% increase in calendar year 2010 and a 17% industry decline in calendar year 2009. Furniture segment open orders as of December 31, 2010 were 30% higher than the December 31, 2009 level.

Competitive pricing pressures within the EMS segment and on many projects within the Furniture segment continue to put pressure on the Company's operating margins.

The Company made great strides over the last two years in reducing its overall cost structure and thus lowering its breakeven sales point. In addition, a long-standing component of the Company's profit sharing incentive bonus plan is that it is linked to the performance of the Company which automatically lowers total compensation expense when profits are down and likewise increases total compensation expense when profits are up. The focus on cost control continues. At the same time, the Company has continued making prudent investments in product development, technology, and marketing and business development initiatives to drive profitable growth. The Company also continues to closely monitor market changes and its liquidity in order to proactively adjust its operating costs, discretionary capital spending, and dividend levels as needed.

The Company continued to maintain a strong balance sheet as of the end of the second quarter of fiscal year 2011, which included minimal long-term debt of $0.3 million and Share Owners' equity of $381.7 million. The Company's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of the Company's revolving credit facility, was $123.2 million at December 31, 2010.

In addition to the above risks related to the current market conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding the Company's financial condition and operating performance:

  The Company will continue its focus on preserving cash and minimizing debt. Managing working capital in conjunction with fluctuating demand levels is key. In addition, the Company plans to minimize capital expenditures where appropriate but has been and will continue to invest in capital expenditures for projects that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability as the economy and the Company's markets continue to recover.

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
  As demand within the EMS industry increases, the availability of components used in products manufactured by the Company continues to be a concern. Suppliers have not increased their production as rapidly as demand has increased, and component shortages are occurring. While the shortage situation appears to be improving, if shortages of components continue or worsen, the Company's production and shipment schedules could be negatively impacted. In addition, pricing premiums associated with part shortages have impacted the Company in fiscal year 2011 and remain a concern.

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

Financial Overview - Consolidated

Second quarter fiscal year 2011 consolidated net sales were $310.6 million compared to second quarter fiscal year 2010 net sales of $275.2 million, a 13% increase, driven by net sales increases in the Furniture and EMS segments of 19% and 9%, respectively. Second quarter fiscal year 2011 net income was $0.9 million, or $0.02 per Class B diluted share, inclusive of after-tax restructuring charges of  $0.2 million, or $0.01 per Class B diluted share, compared to net income for the second quarter of fiscal year 2010 of $1.9 million, or $0.05 per Class B diluted share, inclusive of $2.0 million after-tax income, or $0.05 per Class B diluted share, resulting from settlement proceeds related to an antitrust class action lawsuit of which the Company was a class member and after-tax restructuring charges of $0.2 million, or less than $0.01 per Class B diluted share.

Net sales for the six-month period ended December 31, 2010 of $605.3 million were up 10% from net sales of $549.8 million for the same period of the prior fiscal year due to a 13% net sales increase in the Furniture segment and an 8% net sales increase in the EMS segment. Net income for the six-month period ended December 31, 2010 totaled $1.3 million, or $0.04 per Class B diluted share, inclusive of $0.3 million, or $0.01 per Class B diluted share, of after-tax restructuring charges. Net income for the six-month period ended December 31, 2009 totaled $3.7 million, or $0.10 per Class B diluted share, inclusive of $0.5 million, or $0.01 per Class B diluted share, of after-tax restructuring charges and $2.0 million after-tax income, or $0.05 per Class B diluted share, resulting from the settlement proceeds related to the antitrust class action lawsuit.

Consolidated gross profit as a percent of net sales was 16.0% for the second quarter of both fiscal year 2011 and fiscal year 2010 as lower gross profit within the Furniture segment was largely offset on a consolidated basis by a shift in sales mix (as depicted in the table below) toward the Furniture segment which operates at a higher gross profit percentage than the EMS segment. For the year-to-date period of fiscal year 2011, gross profit as a percent of net sales declined to 16.0% compared to 16.6% for the year-to-date period of fiscal year 2010 as lower gross profit within the Furniture segment was only partially offset on a consolidated basis by a slight shift in sales mix (as depicted in the table below) toward the Furniture segment. Gross profit is discussed in more detail in the following segment discussions.

	Three Months Ended		Six Months Ended
	December 31		December 31

	2010	2009	2010	2009

EMS segment net sales as % of total	58%	61%	59%	60%
Furniture segment net sales as % of total	42%	39%	41%	40%

Second quarter fiscal year 2011 consolidated selling and administrative expenses increased 5.1% in absolute dollars but decreased as a percent of net sales compared to the second quarter of fiscal year 2010, as sales volumes increased at a quicker rate than the selling and administrative expenses. The increase in absolute dollars was primarily due to higher profit-based incentive compensation costs and higher commissions resulting from the higher Furniture segment net sales. In addition, the Company recorded $1.1 million expense within selling and administrative expenses due to an increase in its Supplemental Employee Retirement Plan (SERP) liability resulting from the normal revaluation of the liability to fair value in the second quarter of fiscal year 2011 compared to $0.5 million expense which was recorded in the second quarter of fiscal year 2010.  As the general equity markets improved, the value of the SERP investments increased, causing additional selling and administrative expense related to the SERP liability.  The SERP expense recorded in selling and administrative expenses was exactly offset by an increase in SERP investment income which was recorded in Other Income (Expense) as an investment gain; therefore, there was no effect on net earnings.

Consolidated selling and administrative expenses for the first half of fiscal year 2011 also increased in absolute dollars but decreased as a percent of net sales compared to the first half of fiscal year 2010, as sales volumes increased at a quicker rate than the selling and administrative expenses. The  increase of 3.9% in absolute dollars for the first half of fiscal year 2011 compared to the first half of fiscal year 2010 was primarily due to increased employee benefits expense, higher profit-based incentive compensation costs, and higher commissions resulting from the higher Furniture segment net sales.

Other General Income in the second quarter and first half of fiscal year 2010 included $3.3 million of pre-tax income recorded in the EMS segment resulting from settlement proceeds related to an antitrust class action lawsuit of which the Company was a class member. The Company did not have any Other General Income in the first half of fiscal year 2011.

The Company recorded other income of $0.2 million and $1.0 million during the three and six months ended December 31, 2010, respectively, compared to other income of $1.0 million and $3.0 million recorded during the three and six months ended December 31, 2009, respectively. The decline in other income for the second quarter and year-to-date periods of fiscal year 2011 compared to the same periods of fiscal year 2010 was primarily related to foreign currency exchange movement that impacts the Company's EMS segment which was partially offset by the other income related to the appreciation of the SERP investments.

The fiscal year 2011 year-to-date effective tax rate was (50.0)% compared to the effective tax rate for the same period of fiscal year 2010 of 10.7%. Relatively low pre-tax income coupled with favorable net tax accrual adjustments of $0.7 million, primarily related to the research and development tax credit and a foreign deferred tax valuation allowance adjustment, drove the negative effective tax rate in the first half of fiscal year 2011. The year-to-date period of fiscal year 2010 included $1.1 million in favorable tax accrual adjustments resulting from the research and development credit and a foreign deferred tax valuation allowance adjustment.

Comparing the balance sheet as of December 31, 2010 to June 30, 2010, the Company's inventory balance increased primarily to support production ramp ups at select EMS facilities and to support the transfer of production to the new EMS facility in Poland from the other EMS facilities in Europe. The Company's borrowings under credit facilities was $17.1 million at December 31, 2010 as the Company borrowed funds to support short-term U.S. dollar working capital needs. The Company had no borrowings on the credit facilities outstanding at June 30, 2010.

Electronic Manufacturing Services Segment

EMS segment results were as follows:

	At or for the Three Months Ended			For the Six Months Ended
	December 31			December 31

	2010	2009	% Change	2010	2009	% Change
(Amounts in Millions)
Net Sales	$ 181.4	$ 167.0	9%	$ 359.3	$ 332.5	8%
Operating Income	$ 0.2	$ 3.1	(94)%	$ 0.4	$ 2.3	(85)%
Net Income (Loss)	$ (0.1)	$ 2.7	(104)%	$ (0.4)	$ 2.4	(115)%
Open Orders	$ 197.2	$ 170.9	15%

Second quarter and year-to-date fiscal year 2011 EMS segment net sales to customers in the medical, industrial control, and public safety industries increased compared to the second quarter and year-to-date period of fiscal year 2010 which more than offset a decrease in net sales to customers in the automotive industry. While open orders were up 15% as of December 31, 2010 compared to December 31, 2009, open orders at a point in time may not be indicative of future sales trends due to the contract nature of the EMS segment's business.

Gross profit as a percent of net sales in the EMS segment for the second quarter and first half of fiscal year 2011 remained flat when compared to the second quarter and first half of fiscal year 2010. The benefit from fixed cost leverage associated with the increased sales, benefit from a sales mix shift toward higher margin product,  lower depreciation expense, and improved labor efficiencies at select units were offset by anticipated start-up costs and tighter margins associated with select new customer programs, higher component costs related to the rapid ramp up of new customer programs, and inefficiencies related to the European restructuring activities.

EMS segment selling and administrative expenses in the second quarter and first half of fiscal year 2011 compared to the second quarter and first half of fiscal year 2010 increased in absolute dollars in-line with the higher sales volumes and remained flat as a percent of net sales. The increase in selling and administrative expenses was primarily related to an increase in salary expense to support sales growth and increased employee benefit expenses. In addition, the second quarter of fiscal year 2010 was aided by a favorable adjustment to bad debt reserves.

As the Company continues to execute its plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland, the consolidation of its EMS facilities has a final completion target of mid-fiscal year 2012.  The consolidation is expected to improve the Company's margins in the very competitive EMS market. While the restructuring charges recorded during the second quarter and first half of fiscal year 2011 were immaterial, the EMS segment is experiencing inefficiencies related to the consolidation.

EMS segment Other General Income in the second quarter of the prior fiscal year included $3.3 million of pre-tax income, or $2.0 million after-tax, resulting from settlement proceeds related to the antitrust class action lawsuit.

EMS segment Other Income/Expense for the second quarter and first half of fiscal year 2011 totaled expense of $1.0 million and $1.8 million, respectively, compared to other income of $0.2 million and $0.4 million recorded during the second quarter and first half of fiscal year 2010, respectively. The unfavorable variance in other income/expense for the second quarter and year-to-date periods of fiscal year 2011 compared to the same periods of fiscal year 2010 was primarily related to foreign currency exchange movement.

As a percent of net sales, operating income was 0.1% for both the second quarter and year-to-date period of fiscal year 2011 and 1.9% and 0.7% for the second quarter and year-to-date period of fiscal year 2010, respectively.

The EMS segment recognized the benefit of $0.4 million and $0.5 million favorable net tax accrual adjustments in the second quarter and first half of fiscal year 2011, respectively. The EMS segment recorded $0.7 million of benefit in the second quarter and first half of fiscal year 2010 resulting from favorable net tax accrual adjustments.

Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Three Months Ended		Six Months Ended
	December 31		December 31

	2010	2009	2010	2009

Bayer AG affiliated sales as a percent of consolidated net sales	12%	14%	13%	15%
Bayer AG affiliated sales as a percent of EMS segment net sales	21%	23%	22%	25%

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

Furniture Segment

Furniture segment results were as follows:

	At or for the Three Months Ended			For the Six Months Ended
	December 31			December 31

	2010	2009	% Change	2010	2009	% Change
(Amounts in Millions)
Net Sales	$ 129.2	$ 108.1	19%	$ 246.0	$ 217.3	13%
Operating Income (Loss)	$ 1.3	$ (2.0)	164%	$ 2.3	$ 1.0	142%
Net Income (Loss)	$ 0.8	$ (1.0)	180%	$ 1.4	$ 0.8	77%
Open Orders	$ 80.0	$ 61.4	30%

The second quarter fiscal year 2011 net sales increase in the Furniture segment compared to the second quarter of fiscal year 2010 resulted from increased net sales of both office furniture and hospitality furniture. The Furniture segment net sales increase for the first half of fiscal year 2011 compared to the first half of fiscal year 2010 resulted from increased net sales of office furniture which more than offset decreased net sales of hospitality furniture. The increase in office furniture sales during both the second quarter and first half of fiscal year 2011 was primarily due to increased sales volumes which more than offset the impact of higher discounting net of price increases. Net sales of newly introduced office furniture products which have been sold for less than twelve months approximated $4.2 million and $9.8 million for the second quarter and first half of fiscal year 2011, respectively. Open orders of furniture products at December 31, 2010 increased 30% when compared to the open orders level as of December 31, 2009 as open orders for both office furniture and hospitality furniture increased. Open orders at a point in time may not be indicative of future sales trends.

Second quarter fiscal year 2011 Furniture segment gross profit as a percent of net sales declined 1.4 percentage points from the second quarter of fiscal year 2010. Items contributing to the decline in gross profit as a percent of net sales included increased discounting resulting from competitive pricing pressures and higher employee benefit costs. In addition, the unfavorable impact of an increase in LIFO inventory reserves resulting primarily from higher LIFO inventory levels in the second quarter of fiscal year 2011 compared to the favorable impact of a LIFO inventory reserve decrease in the second quarter of fiscal year 2010 contributed to the gross profit as a percent of net sales decline. The gross profit percentage decline was partially offset by price increases on select product and the favorable impact of the higher sales volumes on the gross profit.

Year-to-date fiscal 2011 Furniture segment gross profit as a percent of net sales declined 2.4 percentage points when compared to the same period of fiscal year 2010. Items contributing to the decreased year-to-date gross profit as a percent of net sales included increased discounting resulting from competitive pricing pressures and higher employee benefit costs. In addition, the prior year-to-date period was favorably impacted by a decrease in LIFO inventory reserve in the year-to-date period of fiscal year 2010 which contributed to the gross profit as a percent of net sales decline. The gross profit percentage decline was partially offset by price increases on select product, a sales mix shift to higher margin product, and the favorable impact of the higher sales volumes on the gross profit.

Second quarter and year-to-date fiscal year 2011 Furniture segment selling and administrative expenses increased in absolute dollars but as a percent of net sales decreased 4.3 and 2.9 percentage points, respectively, primarily due to the higher sales volumes when compared to the second quarter and year-to-date period of fiscal year 2010. Both the second quarter and year-to-date periods were impacted by higher profit-based incentive compensation costs and higher commissions resulting from the higher net sales which were partially offset by lower selling and administrative salary expense.

As a percent of net sales, operating income (loss) was 1.0% for both the second quarter and year-to-date periods of fiscal year 2011 and (1.8)% and 0.4% for the second quarter and year-to-date period of fiscal year 2010, respectively.

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

Liquidity and Capital Resources

Working capital at December 31, 2010 was $181.2 million compared to working capital of $180.0 million at June 30, 2010. The current ratio was 1.7 at December 31, 2010 and 1.8 at June 30, 2010.

The Company's internal measure of accounts receivable performance, also referred to as Days Sales Outstanding (DSO), for the first half of fiscal year 2011 of 47.0 days approximated the 47.4 days for the first half of fiscal year 2010. The Company defines DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the first half of fiscal year 2011 increased to 67.1 days from 63.2 days for the first half of fiscal year 2010. The increased PDSOH was primarily due to higher inventory levels associated with the ramp up of certain programs, the transfer of production among the Company's EMS segment facilities, and customer-requested shipping delays during the fiscal 2011 year-to-date period. The Company defines PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.

The Company's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of the Company's revolving credit facility, totaled $123.2 million at December 31, 2010 compared to $161.1 million at June 30, 2010.

The Company's net cash position from an aggregate of cash and cash equivalents less short-term borrowings under credit facilities decreased from $65.3 million at June 30, 2010 to $28.3 million at December 31, 2010. Operating activities used $21.0 million of cash flow in the first half of fiscal year 2011 compared to the $3.8 million of cash used by operating activities in the first half of fiscal year 2010. The cash outflow in the first half of fiscal year 2011 was primarily driven by an increase in inventory in the EMS segment due to higher inventory levels associated with the ramp up of certain programs and the transfer of production among the Company's EMS segment facilities. In addition, during the first half of fiscal year 2011, the Company reinvested $14.3 million into capital investments for the future, primarily for manufacturing equipment in the EMS segment. The Company also paid $5.5 million in dividends, which was higher than dividends paid in the first half of fiscal year 2010 due to a dividend payment occurring on December 31, 2010 rather than January as in the prior year. Consistent with the Company's historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During fiscal year 2011, the Company expects to minimize capital expenditures where appropriate but will continue to invest in capital expenditures prudently, particularly for projects that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability as the economy and the Company's markets continue to recover. At December 31, 2010, the Company had $17.1 million of short-term borrowings outstanding under its $100 million credit facility and no borrowings outstanding under the Company's several smaller foreign credit facilities. The borrowings were in support of short-term U.S. dollar working capital needs. At June 30, 2010, the Company had no borrowings outstanding.

At December 31, 2010, the Company had $5.1 million in letters of credit against the $100 million credit facility. Total availability to borrow under the $100 million credit facility was $77.8 million at December 31, 2010.

The Company maintains the $100 million credit facility with an expiration date in April 2013 that allows for both issuances of letters of credit and cash borrowings. The $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to the consent of the participating banks. The $100 million credit facility requires the Company to comply with certain debt covenants, the most significant of which are the interest coverage ratio and minimum net worth. The Company was in compliance with the debt covenants at December 31, 2010.

The table below compares the actual net worth and interest coverage ratio with the limits specified in the credit agreement.

Covenant	At or For the Period Ended December 31, 2010	Limit As Specified in Credit Agreement	Excess
Minimum Net Worth	$381,668,000	$362,000,000	$19,668,000
Interest Coverage Ratio	43.4	3.0	40.4

The Interest Coverage Ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.

In addition to the $100 million credit facility, the Company can opt to utilize foreign credit facilities which are available to satisfy short-term cash needs at that specific location rather than funding from intercompany sources. The Company maintains a foreign credit facility for its EMS segment operation in Thailand which is backed by the $100 million revolving credit facility. The Company has a credit facility for its EMS segment operation in Poland, which allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $8.0 million U.S. dollars at December 31, 2010 exchange rates). These foreign credit facilities can be cancelled at any time by either the bank or the Company.

The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the Company's credit facilities will be sufficient for fiscal year 2011 and the foreseeable future. One of the Company's sources of funds has been its ability to generate cash from operations to meet its liquidity obligations, which during the first half of fiscal year 2011 was hampered by the ramp up in inventory balances, and could be adversely affected in the future by factors such as general economic and market conditions, a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. In particular, should demand for the Company's products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted. Another source of funds is the Company's credit facilities. The $100 million credit facility is contingent on complying with certain debt covenants.

The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Fair Value

During the second quarter of fiscal year 2011, no financial assets were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. The Company's foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using a financial risk management software package using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.

The Company invested in convertible promissory notes and stock warrants of a privately-held company during fiscal year 2010. The convertible promissory notes, classified as available-for-sale debt securities, were valued using a recurring market-based method which approximates fair value by using the amortized cost basis of the promissory notes, with the discount amortized to interest income over the term. The stock warrants, classified as derivative instruments, were valued on a recurring basis using a market-based method which utilizes the Black-Scholes valuation model. The fair value measurements for the convertible promissory notes and stock warrants were calculated using unobservable inputs and were classified as level 3 financial assets.

See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.

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

  Sales returns and allowances - At the time revenue is recognized certain provisions may also be recorded, including a provision for returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At December 31, 2010 and June 30, 2010, the reserve for returns and allowances was $2.1 million and $2.5 million, respectively. The returns and allowances reserve approximated 1% to 3% of gross trade receivables during the past two fiscal years.

  Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at both December 31, 2010 and June 30, 2010 was $1.3 million. During the preceding two-year period, this reserve had approximated 1% of gross trade accounts receivable except for the period March 2009 through December 2009 during which time it approximated 2% of gross trade accounts receivable. The higher reserve was driven by increased risk created by deteriorating market conditions during that time.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 10% and 9% of consolidated inventories at December 31, 2010 and June 30, 2010, respectively, including approximately 81% and 78% of the Furniture segment inventories at December 31, 2010 and June 30, 2010, respectively. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. The Company may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.

Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At December 31, 2010 and June 30, 2010, the Company's accrued liabilities for self-insurance exposure were $4.3 million and $4.7 million, respectively.

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

The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, the Company believes it has made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.9 million and $3.7 million at December 31, 2010 and June 30, 2010, respectively.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2010, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. The Company did not repurchase any shares under the repurchase program during the second quarter of fiscal year 2011. At December 31, 2010, two million shares remained available under the repurchase program.

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
February 4, 2011

By:	/s/ Robert F. Schneider
ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
February 4, 2011

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