Form 10-Q
period 2011-03-31
KIMBALL INTERNATIONAL INC
filed 2011-05-05
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                       Accelerated filer  ☒
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant's common stock as of April 20, 2011 was:

Class A Common Stock - 10,453,372 shares
Class B Common Stock - 27,296,516 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	March 31, 2011	June 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$41,252	$65,342
Short-term investments	2,712	2,496
Receivables, net of allowances of $1,344 and $3,349, respectively	184,255	154,343
Inventories	146,997	146,406
Prepaid expenses and other current assets	47,075	43,776
Assets held for sale	1,160	1,160
Total current assets	423,451	413,523
Property and Equipment, net of accumulated depreciation of $353,296 and $337,251, respectively	196,812	186,999
Goodwill	2,616	2,443
Other Intangible Assets, net of accumulated amortization of $64,948 and $63,595, respectively	7,448	8,113
Other Assets	23,171	25,673
Total Assets	$653,498	$636,751
LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$62	$61
Accounts payable	171,073	178,693
Borrowings under credit facilities	5,900	—
Dividends payable	1,835	1,828
Accrued expenses	65,817	52,923
Total current liabilities	244,687	233,505
Other Liabilities:
Long-term debt, less current maturities	286	299
Other	21,490	25,519
Total other liabilities	21,776	25,818
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized; 14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized; 28,657,000 shares issued	1,433	1,433
Additional paid-in capital	208	119
Retained earnings	451,724	454,800
Accumulated other comprehensive loss	(97)	(9,775)
Less: Treasury stock, at cost:
Class A - 3,915,000 and 3,834,000 shares, respectively	(49,236)	(49,415)
Class B - 1,360,000 and 1,579,000 shares, respectively	(17,715)	(20,452)
Total Share Owners' Equity	387,035	377,428
Total Liabilities and Share Owners' Equity	$653,498	$636,751
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2011	2010	2011	2010
Net Sales	$314,466	$282,347	$919,774	$832,167
Cost of Sales	263,775	241,970	772,360	700,465
Gross Profit	50,691	40,377	147,414	131,702
Selling and Administrative Expenses	46,869	45,008	143,206	137,690
Other General Income	—	(6,724)	—	(9,980)
Restructuring Expense	68	933	553	1,710
Operating Income	3,754	1,160	3,655	2,282
Other Income (Expense):
Interest income	196	279	587	944
Interest expense	(40)	(27)	(110)	(133)
Non-operating income, net	745	243	1,411	2,683
Other income, net	901	495	1,888	3,494
Income Before Taxes on Income	4,655	1,655	5,543	5,776
Provision (Benefit) for Income Taxes	1,349	(4,675)	905	(4,234)
Net Income	$3,306	$6,330	$4,638	$10,010

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.08	$0.17	$0.11	$0.26
Class B	$0.09	$0.17	$0.13	$0.27
Diluted Earnings Per Share:
Class A	$0.08	$0.17	$0.11	$0.26
Class B	$0.09	$0.17	$0.13	$0.27

Dividends Per Share of Common Stock:
Class A	$0.045	$0.045	$0.135	$0.135
Class B	$0.050	$0.050	$0.150	$0.150

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	37,746	37,573	37,718	37,408
Diluted	37,845	37,633	37,856	37,499
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Nine Months Ended
	March 31
	2011	2010
Cash Flows From Operating Activities:
Net income	$4,638	$10,010
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	23,509	26,335
Gain on sales of assets	(36)	(6,802)
Restructuring and exit costs	—	82
Deferred income tax	4,673	(3,371)
Stock-based compensation	1,049	1,560
Excess tax benefits from stock-based compensation	—	(263)
Other, net	772	(31)
Change in operating assets and liabilities:
Receivables	(31,557)	(28,420)
Inventories	(2,642)	(25,712)
Prepaid expenses and other current assets	(3,685)	(4,732)
Accounts payable	(9,195)	21,700
Accrued expenses	4,910	(812)
Net cash used for operating activities	(7,564)	(10,456)
Cash Flows From Investing Activities:
Capital expenditures	(20,893)	(26,288)
Proceeds from sales of assets	888	12,321
Purchase of capitalized software	(1,100)	(316)
Purchases of available-for-sale securities	—	(6,555)
Sales and maturities of available-for-sale securities	—	15,644
Other, net	(1,023)	310
Net cash used for investing activities	(22,128)	(4,884)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	82,300	—
Payments on revolving credit facility	(82,300)	(12,248)
Additional net change in credit facilities	5,900	—
Payments on capital leases and long-term debt	(12)	(10)
Dividends paid to Share Owners	(5,495)	(5,437)
Excess tax benefits from stock-based compensation	—	263
Repurchase of employee shares for tax withholding	(278)	(1,201)
Net cash provided by (used for) financing activities	115	(18,633)
Effect of Exchange Rate Change on Cash and Cash Equivalents	5,487	(698)
Net Decrease in Cash and Cash Equivalents	(24,090)	(34,671)
Cash and Cash Equivalents at Beginning of Period	65,342	75,932
Cash and Cash Equivalents at End of Period	$41,252	$41,261
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$215	$8,070
Interest expense	$106	$201
Supplemental Information
Cash payments for capital expenditures of $20.9 million exclude $4.7 million that was included in accounts payable at March 31, 2011.

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
The Company's policy for estimating the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as agement, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to determine the final allowance for credit losses on the trade accounts receivable and notes receivable. Trade accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. The Company's limited number of notes receivable allows management to monitor the risks, credit quality indicators, collectability, and probability of impairment on an individual basis.
Other General Income:
The Company recorded no Other General Income during the third quarter nor the year-to-date period ended March 31, 2011. Other General Income in the three and nine months ended March 31, 2010 included, in thousands, $6,724 of gain from a sale of a facility and land in Poland. In the nine months ended March 31, 2010, Other General Income also included, in thousands, $3,256 of settlement proceeds related to an antitrust class action lawsuit of which the Company was a class member.
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
Components of Non-operating income, net:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2011	2010	2011	2010
Foreign Currency/Derivative Gain (Loss)	$100	$(454)	$(1,271)	$329
Gain on Supplemental Employee Retirement Plan Investments	690	540	2,966	2,560
Other	(45)	157	(284)	(206)
Non-operating income, net	$745	$243	$1,411	$2,683

Effective Tax Rate:
In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. In the prior year third quarter, the Company used the actual effective tax rate for the year-to-date tax provision calculation because a reliable estimate of the full-year effective tax rate could not be made. Relatively low pre-tax income coupled with the mix of operating results in multiple taxing jurisdictions and the difficulty of forecasting in certain markets a year ago caused significant uncertainty in the estimate of the annual effective tax rate for the year-to-date period of fiscal year 2010.
The Company's effective tax rate was 29.0% and 16.3%, respectively, for the three and nine months ended March 31, 2011, as compared to (282.5)% and (73.3)%, respectively, for the three and nine months ended March 31, 2010. The Company's earnings mix between U.S. and foreign jurisdictions along with the benefit of the research and development tax credit favorably impacted the effective tax rate in both the three and nine-month periods of fiscal year 2011. Relatively low pre-tax income coupled with a tax benefit due to a tax planning strategy related to the sale of the Company's facility and land in Poland during the third quarter of fiscal year 2010 and a favorable impact from the Company's earnings mix between U.S. and foreign jurisdictions drove the significantly lower effective tax rates in the prior fiscal year.
New Accounting Standards:
In July 2010, the Financial Accounting Standards Board (FASB) issued guidance expanding disclosures about the credit quality of financing receivables and the allowance for credit losses. The additional disclosures are intended to facilitate the evaluation of 1) the nature of credit risk inherent in the Company's portfolio of financing receivables, 2) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and 3) the changes and reasons for those changes in the allowance for credit losses. Financing receivables include loans and notes receivable, trade accounts receivable, and certain other contractual rights to receive money on demand or on fixed or determinable dates. The expanded disclosures, disaggregated by portfolio segment or class of financing receivable, include a roll-forward of the allowance for credit losses as well as impaired, nonaccrual, restructured and past due loans, and credit quality indicators. The guidance became effective for the Company's second quarter fiscal year 2011 financial statements, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Company's third quarter fiscal year 2011 financial statements. These disclosures have been provided in Note 1 - Summary of Significant Accounting Policies and Note 14 - Credit Quality and Allowance for Credit Losses of Notes Receivable of Notes to Condensed Consolidated Financial Statements. The adoption of this guidance did not have a material impact on the Company's financial statements.
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

Note 2. Inventories
Inventory components of the Company were as follows:

(Amounts in Thousands)	March 31, 2011	June 30, 2010
Finished Products	$33,411	$33,177
Work-in-Process	12,490	13,209
Raw Materials	113,494	112,897
Total FIFO Inventory	$159,395	$159,283
LIFO Reserve	(12,398)	(12,877)
Total Inventory	$146,997	$146,406
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. During the three and nine-month periods ended March 31, 2011, LIFO inventory liquidations increased net income by, in thousands, $820 and $1,019, respectively. During the three and nine-month periods ended March 31, 2010, LIFO inventory liquidations increased net income by, in thousands, $412 and $1,379, respectively.
Note 3. Comprehensive Income
Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to Share Owners. Comprehensive income, shown net of tax if applicable, for the three and nine-month periods ended March 31, 2011 and 2010 was as follows:

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
(Amounts in Thousands)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$3,306			$6,330
Other comprehensive income (loss):
Foreign currency translation adjustments	$4,765	$(1,090)	$3,675	$(5,610)	$1,228	$(4,382)
Postemployment severance actuarial change	620	(247)	373	(1,823)	727	(1,096)
Other fair value changes:
Available-for-sale securities	—	—	—	(90)	36	(54)
Derivatives	(337)	(54)	(391)	1,990	(544)	1,446
Reclassification to (earnings) loss:
Available-for-sale securities	—	—	—	(272)	108	(164)
Derivatives	(408)	136	(272)	(1,042)	317	(725)
Amortization of prior service costs	71	(28)	43	71	(27)	44
Amortization of actuarial change	183	(73)	110	310	(123)	187
Other comprehensive income (loss)	$4,894	$(1,356)	$3,538	$(6,466)	$1,722	$(4,744)
Total comprehensive income			$6,844			$1,586

	Nine Months Ended			Nine Months Ended
	March 31, 2011			March 31, 2010
(Amounts in Thousands)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$4,638			$10,010
Other comprehensive income (loss):
Foreign currency translation adjustments	$11,543	$(2,652)	$8,891	$(3,689)	$796	$(2,893)
Postemployment severance actuarial change	1,107	(442)	665	(2,497)	996	(1,501)
Other fair value changes:
Available-for-sale securities	—	—	—	(134)	54	(80)
Derivatives	839	(375)	464	2,844	(684)	2,160
Reclassification to (earnings) loss:
Available-for-sale securities	—	—	—	(328)	130	(198)
Derivatives	(1,215)	379	(836)	343	(117)	226
Amortization of prior service costs	214	(86)	128	214	(84)	130
Amortization of actuarial change	608	(242)	366	608	(242)	366
Other comprehensive income (loss)	$13,096	$(3,418)	$9,678	$(2,639)	$849	$(1,790)
Total comprehensive income			$14,316			$8,220

Accumulated other comprehensive loss, net of tax effects, was as follows:

	March 31, 2011	June 30, 2010
(Amounts in Thousands)
Foreign currency translation adjustments	$6,328	$(2,563)
Unrealized loss from:
Derivatives	(4,379)	(4,007)
Postemployment benefits:
Prior service costs	(679)	(807)
Net actuarial loss	(1,367)	(2,398)
Accumulated other comprehensive loss	$(97)	$(9,775)

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

	Three Months Ended				Nine Months Ended
	March 31				March 31
(Amounts in Thousands)	2011		2010		2011		2010
Net Sales:
Electronic Manufacturing Services	$198,985		$190,137		$558,291		$522,606
Furniture	115,481		92,181		361,483		309,487
Unallocated Corporate and Eliminations	—		29		—		74
Consolidated	$314,466		$282,347		$919,774		$832,167
Net Income (Loss):
Electronic Manufacturing Services	$3,151		$10,766		$2,794		$13,212
Furniture	(12)		(4,543)		1,378		(3,759)
Unallocated Corporate and Eliminations	167		107		466		557
Consolidated	$3,306	(1)	$6,330	(2)	$4,638	(1)	$10,010	(2)
(1)Net Income (Loss) included after-tax restructuring charges, in thousands, of $40 and $332 in the three and nine months ended March 31, 2011, respectively. The EMS segment and Unallocated Corporate and Eliminations recorded in the three months ended March 31, 2011, in thousands, $19 and $21, respectively, of after-tax restructuring charges.  The EMS segment and Unallocated Corporate and Eliminations recorded in the nine months ended March 31, 2011, in thousands, $284 and $48, respectively, of after-tax restructuring charges.  The Furniture segment did not record restructuring during the three and nine months ended March 31, 2011. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.
(2)Net Income (Loss) included after-tax restructuring charges, in thousands, of $549 and $1,025 in the three and nine months ended March 31, 2010, respectively. In the three months ended March 31, 2010, the EMS segment and Unallocated Corporate and Eliminations recorded, in thousands, $529 and $20, respectively, of after-tax restructuring charges. In the nine months ended March 31, 2010, the EMS segment and Unallocated Corporate and Eliminations recorded, in thousands, $1,034 and $42, respectively, of after-tax restructuring charges, and the Furniture segment recorded, in thousands, $51 of after-tax restructuring income. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion. Additionally, the EMS segment recorded for both the three and nine months ended March 31, 2010 after-tax income of $7.7 million resulting from the gain on the sale of the Poland facility and land. The EMS segment also recorded for the nine months ended March 31, 2010, after-tax income of $2.0 million resulting from settlement proceeds related to an antitrust class action lawsuit of which the Company was a class member.

(Amounts in Thousands)	March 31, 2011	June 30, 2010
Total Assets:
Electronic Manufacturing Services	$425,009	$384,491
Furniture	181,011	182,396
Unallocated Corporate and Eliminations	47,478	69,864
Consolidated	$653,498	$636,751

Note 5. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of March 31, 2011, the Company had a maximum financial exposure from unused standby letters of credit totaling $5.2 million. The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements. Accordingly, no liability has been recorded as of March 31, 2011 with respect to the standby letters of credit. The Company also enters into commercial letters of credit to facilitate payment to vendors and from customers.
The Company estimates product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the nine months ended March 31, 2011 and 2010 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2011	2010
Product Warranty Liability at the beginning of the period	$1,818	$2,176
Additions to warranty accrual (including changes in estimates)	2,088	416
Settlements made (in cash or in kind)	(1,747)	(712)
Product Warranty Liability at the end of the period	$2,159	$1,880

Note 6. Restructuring Expense
The Company recognized consolidated pre-tax restructuring expense of $0.1 million and $0.6 million in the three and nine months ended March 31, 2011, respectively, and $0.9 million and $1.7 million in the three and nine months ended March 31, 2010, respectively. The action discussed below represents the majority of the restructuring costs during the period presented in the summary table. The EMS Gaylord restructuring plan, which is substantially complete and did not have significant expense during the period presented, is included in the summary table under the Other Restructuring Plan caption.
The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.
European Consolidation Plan:
During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland. The Company previously had one operation in Poznan. Construction of a new, larger facility in Poland is complete and production has begun. The Company successfully completed the move of production from Longford, Ireland, into the existing Poznan facility during fiscal year 2009. As part of the plan, the Company is also consolidating its EMS facilities located in Wales, United Kingdom, and Poznan, Poland, into the new facility near Poznan, which is expected to improve the Company's margins in the very competitive EMS market. The plan is being executed in stages with a projected final completion date of mid-fiscal year 2012. The Company sold the existing Poland facility and land during fiscal year 2010 and completed the transfer of production to the new facility. The Company currently estimates that the total pre-tax charges related to the consolidation activities will be approximately $21.3 million, consisting of $19.9 million of severance and other employee costs, $0.5 million of property and equipment asset impairment, $0.4 million of lease exit costs, and $0.5 million of other exit costs.

Summary of All Plans
	Accrued June 30, 2010 (2)	Nine Months Ended March 31, 2011					Accrued March 31, 2011 (2)	Total Charges Incurred Since Plan Announcement	Total Expected Plan Costs
(Amounts in Thousands)		Amounts Charged Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Adjustments
EMS Segment
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$9,181	$471	$—	$(796)	$602	(3)	$9,458	$19,745	$19,868
Asset Write-downs	—	—	—	—	—		—	522	522
Plant Closure and Other Exit Costs	—	3	—	(3)	—		—	659	891
Total EMS Segment	$9,181	$474	$—	$(799)	$602		$9,458	$20,926	$21,281
Unallocated Corporate
Other Restructuring Plan (1)	—	79	—	(79)	—		—	740	858
Consolidated Total of All Plans	$9,181	$553	$—	$(878)	$602		$9,458	$21,666	$22,139

(1)	Other Restructuring Plan represents the Gaylord restructuring plan initiated in fiscal year 2007.

(2)
Accrued restructuring at March 31, 2011 and June 30, 2010 was $9.5 million and $9.2 million, respectively. The balances include $9.5 million recorded in current liabilities at March 31, 2011 and $2.5 million and $6.7 million recorded in current liabilities and other long-term liabilities, respectively, at June 30, 2010.

(3)	The effect of changes in foreign currency exchange rates within the EMS segment primarily due to revaluation of the restructuring liability is included in this amount.

Note 7. Fair Value
The Company categorizes assets and liabilities measured at fair value into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•
Level 2:  Observable inputs other than those included in level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.
There were no changes in the Company's inputs or valuation techniques used to measure fair values compared to those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Recurring Fair Value Measurements:
As of March 31, 2011 and June 30, 2010, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	March 31, 2011
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$19,752	$—	$—	$19,752
Available-for-sale securities: Convertible debt securities	—	—	2,712	2,712
Derivatives: Foreign exchange contracts	—	880	—	880
Derivatives: Stock warrants	—	—	401	401
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	15,843	—	—	15,843
Total assets at fair value	$35,595	$880	$3,113	$39,588
Liabilities
Derivatives: Foreign exchange contracts	$—	$2,844	$—	$2,844
Total liabilities at fair value	$—	$2,844	$—	$2,844

	June 30, 2010
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$32,706	$—	$—	$32,706
Available-for-sale securities: Convertible debt securities	—	—	2,496	2,496
Derivatives: Foreign exchange contracts	—	2,223	—	2,223
Derivatives: Stock warrants	—	—	395	395
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	13,071	—	—	13,071
Total assets at fair value	$45,777	$2,223	$2,891	$50,891
Liabilities
Derivatives: Foreign exchange contracts	$—	$392	$—	$392
Total liabilities at fair value	$—	$392	$—	$392
The changes in fair value of Level 3 investment assets during the quarter ended March 31, 2011 were immaterial, and no purchases or sales of Level 3 assets occurred during the period.
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
Non-Recurring Fair Value Measurements:
During the quarter ended March 31, 2011, the Company had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

Disclosure of Other Financial Instruments:
Other financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value have carrying amounts that approximate fair value as follows:

Assets	Liabilities
Certain cash and cash equivalents	Accounts payable
Receivables	Borrowings under credit facilities
Other assets not recorded at fair value	Dividends payable
Accrued expenses
The fair value of long-term debt, excluding capital leases, was estimated using a discounted cash flow analysis based on quoted long-term debt market rates adjusted for the Company's non-performance risk. There was an immaterial difference between the carrying value and estimated fair value of long-term debt as of March 31, 2011 and June 30, 2010.

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
The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of March 31, 2011, the Company had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $13.2 million and to hedge currencies against the Euro in the aggregate notional amount of 38.9 million EUR. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of March 31, 2011, the Company estimates that $0.5 million of pre-tax derivative gains deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time the Company had hedged its exposure to the variability in future cash flows was 11 months as of both March 31, 2011 and June 30, 2010.

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

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	March 31, 2011	June 30, 2010	Balance Sheet Location	March 31, 2011	June 30, 2010
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$744	$525	Accrued expenses	$402	$339

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	136	1,698	Accrued expenses	2,442	53
Stock warrants	Other assets (long-term)	401	395
Total derivatives		$1,281	$2,618		$2,844	$392

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2011	2010	2011	2010
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$(337)	$1,990	$839	$2,844

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Nine Months Ended
(Amounts in Thousands)		March 31		March 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2011	2010	2011	2010
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Net Sales	$—	$—	$—	$12
Foreign exchange contracts	Cost of Sales	562	973	1,296	(429)
Foreign exchange contracts	Non-operating income	(157)	69	(84)	30
Total		$405	$1,042	$1,212	$(387)

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income	$3	$—	$3	$44

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income	$(1,598)	$(54)	$(3,761)	$(491)
Stock warrants	Non-operating income	(5)	(5)	5	(5)
Total		$(1,603)	$(59)	$(3,756)	$(496)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(1,195)	$983	$(2,541)	$(839)

Note 9.  Short-Term Investments
Municipal Securities:
The Company's short-term investment portfolio included available-for-sale securities which were comprised of exempt securities issued by municipalities ("Municipal Securities"). The Company's investment policy dictates that municipal securities must be investment grade quality. Municipal Securities may be in the form of General Obligation Bonds, Revenue Bonds, Tax Anticipation Notes, Revenue Anticipation Notes, Bond Anticipation Notes, pre-refunded (by U.S. Government or State and Local Government) bonds, and short-term putable bonds. During fiscal year 2010, the Company sold all of its municipal securities and thus had no municipal securities at March 31, 2011 or June 30, 2010.
Activity for the municipal securities classified as available-for-sale was as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2011	2010	2011	2010
Proceeds from sales	$—	$11,770	$—	$14,879
Gross realized gains from sale of available-for-sale securities included in earnings	—	272	—	328
Gross realized losses from sale of available-for-sale securities included in earnings	—	—	—	—
Net unrealized holding gain (loss) included in Other Comprehensive Income (Loss)	—	(90)	—	(134)
Net (gains) losses reclassified out of Other Comprehensive Income (Loss)	—	(272)	—	(328)
Realized gains and losses are reported in the Other Income (Expense) category of the Condensed Consolidated Statements of

Income. The cost of each individual security was used in computing the realized gains and losses. No other-than-temporary impairment was recorded during the three and nine months ended March 31, 2011 and 2010.
Convertible Debt Securities:
During fiscal year 2010, the Company purchased secured convertible promissory notes from a privately-held company which had an aggregate fair value of $2.7 million and $2.5 million at March 31, 2011 and June 30, 2010, respectively. The convertible notes are accounted for as available-for-sale debt securities and are recorded at fair value. Interest accrues on the debt securities at a rate of 8.00% per annum and is due with the principal in June 2011. The debt securities are convertible into the preferred stock of the privately-held company upon certain events, including a qualified financing, a nonqualified financing, initial public offering, or a change in control.
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
See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the fair value of available-for-sale securities. Unrealized losses, if any, on the debt securities would be recognized in earnings when there is an intent to sell or when it becomes likely that the securities are required to be sold before recovery of the loss, or when the debt securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax related effect as a component of Share Owners' Equity.
Supplemental Employee Retirement Plan Investments:
The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and exactly offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains and (losses) for the nine-month periods ended March 31, 2011 and 2010 was, in thousands, $2,604, and $2,515, respectively. SERP asset and liability balances were as follows:

(Amounts in Thousands)	March 31, 2011	June 30, 2010
SERP investment - current asset	$5,528	$4,822
SERP investment - other long-term asset	10,315	8,249
Total SERP investment	$15,843	$13,071

SERP obligation - current liability	$5,528	$4,822
SERP obligation - other long-term liability	10,315	8,249
Total SERP obligation	$15,843	$13,071

Note 10.  Assets Held for Sale
A facility and land related to the Gaylord, Michigan, exited operation within the EMS segment were classified as held for sale and totaled, in thousands, $1,160 at both March 31, 2011 and June 30, 2010. The assets were reported as unallocated corporate assets for segment reporting purposes.

Note 11. Postemployment Benefits
The Company maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. The components of net periodic postemployment benefit cost applicable to the Company's severance plans were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2011	2010	2011	2010
Service cost	$227	$217	$711	$595
Interest cost	65	122	203	334
Amortization of prior service costs	71	71	214	214
Amortization of actuarial change	183	310	608	608
Net periodic benefit cost	$546	$720	$1,736	$1,751

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

Performance Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Annual Performance Shares - Class A (1)	1st Quarter	235,710	$5.09
Long-Term Performance Shares - Class A (2)	1st Quarter	483,318	$5.09

Unrestricted Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Unrestricted Shares - Class A (3)	1st Quarter	1,000	$5.27
Unrestricted Shares - Class B (3)	1st Quarter	500	$5.27
Unrestricted Shares - Class B (3)	2nd Quarter	1,000	$6.72
Unrestricted Shares (Director Compensation) - Class B (3)	2nd Quarter	25,477	$6.32
Unrestricted Shares - Class A (3)	3rd Quarter	12,000	$7.36
Unrestricted Shares - Class B (3)	3rd Quarter	6,500	$7.36
Unrestricted Shares - Class B (3)	3rd Quarter	500	$6.89

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

(3)
Unrestricted shares were awarded to non-employee members of the Board of Directors as compensation for director's fees, as a result of directors' elections to receive unrestricted shares in lieu of cash payment. Director's fees are expensed over the period that directors earn the compensation. Other unrestricted shares were awarded to officers and other key employees as consideration for their service to the

Company. Unrestricted shares do not have vesting periods, holding periods, restrictions on sale, or other restrictions.

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
The Company is involved with VIEs consisting of an investment in convertible debt securities and stock warrants of a privately-held company, a note receivable related to the sale of an Indiana facility, and a note receivable resulting from a loan provided to an electronics engineering services firm during the third quarter of fiscal year 2011. The Company also has a business development cooperation agreement with the electronic engineering services firm. For information related to the Company's investment in the privately-held company, see Note 9 - Short-Term Investments and Note 8 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements. The combined carrying value of the notes receivable is $2.3 million, with no reserve, as of March 31, 2011, with the short-term portion recorded on the Receivables line and the long-term portion recorded on the Other Assets line of the Company's Condensed Consolidated Balance Sheet. The Company has no material exposure related to the VIEs in addition to the items recorded on its Condensed Consolidated Balance Sheet.
The Company has no obligation to provide additional funding to the VIEs, and thus its risk of loss related to the VIEs is limited to the carrying value of the investments and notes receivable. The Company did not provide any financial support in addition to the items discussed above to the VIEs during the quarter ended March 31, 2011.

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

	As of March 31, 2011			As of December 31, 2010
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,317	$—	$1,317	$1,300	$—	$1,300
Note Receivable from an Electronics Engineering Services Firm	1,000	—	1,000	—	—	—
Other Notes Receivable	—	—	—	84	84	—
Total	$2,317	$—	$2,317	$1,384	$84	$1,300

During the third quarter of fiscal year 2011, the Company recovered, in thousands, $84 as shown in the table above.

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
Overall market conditions in the EMS industry continue to be favorable. As reported in the December 2010 Manufacturing Market Insider publication, EMS industry sales projections (by IDC, InForum, and New Venture Research) show average forecasted growth for calendar year 2011 of 10.6% compared to calendar year 2010. According to research released by IHS iSuppli in January 2011, the global electronic contract manufacturing industry is forecasted to grow 8.5% in calendar year 2011. In addition in January 2011, the Semiconductor Industry Association (SIA) reported a forecast of moderate single-digit growth of semiconductor sales for calendar year 2011, and although the Company does not directly serve this market, it may be indicative of increased end market demand for products utilizing electronic components.
Under its current strategy of diversification within the EMS segment customer base, the Company focuses on the four key vertical markets of medical, automotive, industrial control, and public safety. While automotive activity was projected to moderate in fiscal year 2011 as the impact of the government stimulus programs ended, industry growth above previous expectations has occurred, in part due to the continually increasing number of electronic components in the design of automobiles. Sales to customers in the automotive industry may be impacted in the near-term due to the disruption resulting from the earthquake and tsunami in Japan. Demand in the medical and public safety markets remains stable. The industrial control market is also showing signs of stability and growth. Sales to customers in the medical industry are the largest portion of the Company's EMS segment with sales to customers in the automotive industry being the second largest of the four vertical markets. The Company's sales to customers in the automotive industry are diversified among more than ten domestic and foreign customers and represented approximately one-fourth of the EMS segment's net sales for the third quarter of fiscal year 2011.
The office furniture and hospitality furniture markets continue to show signs of improvement. As of February 2011, the Business and Institutional Furniture Manufacturer Association (BIFMA) projected a 17% year-over-year increase in the office furniture industry for calendar year 2011 compared to a 7% increase in calendar year 2010 and a 29% decrease in calendar year 2009. The Company's mid-market brand has fared better than its contract office furniture brand due to the project nature of the contract market and the changing U.S. consumption patterns. In addition, the hotel industry forecasts (reported by Smith Travel Research and PricewaterhouseCoopers LLP) project occupancy rates to increase approximately 3% in calendar year 2011 after an approximate 6% increase in calendar year 2010 and a 9% industry decline in calendar year 2009 and project revenue per available room to increase 7% to 8% for calendar year 2011 after an approximate 6% increase in calendar year 2010 and a 17% industry decline in calendar year 2009.
Competitive pricing pressures within both the EMS segment and the Furniture segment continue to put pressure on the Company's operating margins.
The Company made great strides over the last two fiscal years in reducing its overall cost structure and thus lowering its breakeven sales point. In addition, a long-standing component of the Company's profit sharing incentive bonus plan is that it is linked to the performance of the Company which automatically lowers total compensation expense when profits are down and likewise increases total compensation expense when profits are up. The focus on cost control continues.  At the same time, the Company has continued making prudent investments in product development, technology, and marketing and business development initiatives to drive profitable growth. The Company also continues to closely monitor market changes and its liquidity in order to proactively adjust its operating costs, discretionary capital spending, and dividend levels as needed.
The Company continued to maintain a strong balance sheet as of the end of the third quarter of fiscal year 2011, which included minimal long-term debt of $0.3 million and Share Owners' equity of $387.0 million. The Company's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of the Company's revolving credit facility, was $131.1 million at March 31, 2011.
In addition to the above risks related to the current market conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding the Company's financial condition and operating performance:

•
The Company does not have operations located in Japan and thus has had no production facilities directly impacted by the effects of the earthquake and tsunami. The Company is monitoring EMS customers and suppliers who were affected either by physical damage to production facilities or indirect production impacts caused by electricity blackouts or aftershocks. While there has been minimal disruption in the supply chain up to this point, the Company has been informed by a few suppliers of possible component shortages in the near-term which could impact the Company's production schedule. In addition, customers can be impacted with part shortages unrelated to electronic components, and their production schedule reductions could cause the Company to have delayed or canceled orders. The Company has maintained close communications with customers and suppliers and notified them, where appropriate, of force majeure conditions which may impact the Company's performance.

•
The Company will continue its focus on preserving cash and minimizing debt. Managing working capital in conjunction with fluctuating demand levels is key. In addition, the Company plans to minimize capital expenditures where appropriate but has been and will continue to invest in capital expenditures for projects that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability.

•	Commodity price pressure is expected to continue in the near-term. Mitigating the impact of commodity and fuel prices continues to be an area of focus within the Company.

•
Management continues to evaluate and monitor the implementation of the healthcare reform legislation that was signed into law in March 2010 to understand the full impact on the Company. This legislation is expected to increase the Company's healthcare and related administrative expenses.

•	Globalization continues to reshape not only the industries in which the Company operates but also its key customers and competitors.

•
The nature of the EMS industry is such that the start-up of new programs to replace departing customers or expiring programs occurs frequently. The Company's sales to Bayer AG are forecasted to decline in the fourth quarter of fiscal year 2011 as the Company's manufacturing contract with Bayer AG reaches end-of-life. Margins on the Bayer AG product are generally lower than the Company's other EMS products. The success of the Company's EMS segment is dependent on the successful replacement of such customers or programs. Such changes usually occur gradually over time as old programs phase out of production while newer programs ramp up. The transition to new programs may temporarily reduce sales and increase operating costs, resulting in a temporary decline in operating profit at the impacted business unit. Additional information on the risks related to contract customers is contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

•	The increasingly competitive marketplace mandates that the Company continually re-evaluate its business models.

•
The Company's employees throughout its business operations are an integral part of the Company's ability to compete successfully, and the stability of its management team is critical to long-term Share Owner value. The Company's career development and succession planning processes help to maintain stability in management.

•
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

Financial Overview - Consolidated
Third quarter fiscal year 2011 consolidated net sales were $314.5 million compared to third quarter fiscal year 2010 net sales of $282.3 million, an 11% increase, driven by net sales increases in the Furniture and EMS segments of 25% and 5%, respectively. Third quarter fiscal year 2011 net income was $3.3 million, or $0.09 per Class B diluted share, compared to net income for the third quarter of fiscal year 2010 of $6.3 million, or $0.17 per Class B diluted share, inclusive of a $7.7 million after-tax gain, or $0.20 per Class B diluted share, related to the sale of a facility and land in Poland, and after-tax restructuring charges of $0.6 million, or $0.01 per Class B diluted share. The third quarter fiscal year 2010 restructuring charges were primarily related to the European consolidation plan.
Net sales for the nine-month period ended March 31, 2011 of $919.8 million were up 11% from net sales of $832.2 million for the same period of the prior fiscal year due to a 17% net sales increase in the Furniture segment and a 7% net sales increase in the EMS segment. Net income for the nine-month period ended March 31, 2011 totaled $4.6 million, or $0.13 per Class B diluted share, inclusive of $0.3 million, or $0.01 per Class B diluted share, of after-tax restructuring charges. Net income for the nine-month period ended March 31, 2010 totaled $10.0 million, or $0.27 per Class B diluted share, inclusive of a $7.7 million after-tax gain, or $0.20 per Class B diluted share, related to the sale of the facility and land in Poland, $2.0 million after-tax income, or $0.05 per Class B diluted share, resulting from settlement proceeds related to an antitrust class action lawsuit of which the Company was a class member, and $1.0 million, or $0.03 per Class B diluted share, of after-tax restructuring costs primarily related to the European consolidation plan.
Consolidated gross profit as a percent of net sales increased to 16.1% for the third quarter of fiscal year 2011 from 14.3% for the third quarter of fiscal year 2010 as gross profit within both the EMS and Furniture segments improved. Gross profit also improved on a consolidated basis due to a shift in sales mix (as depicted in the table below) toward the Furniture segment which operates at a higher gross profit percentage than the EMS segment. For the year-to-date period of fiscal year 2011, gross profit as a percent of net sales improved to 16.0% compared to 15.8% for the year-to-date period of fiscal year 2010 due to the favorable impact of a shift in sales mix (as depicted in the table below) toward the Furniture segment which more than offset a decline in gross profit as a percent of net sales within the Furniture segment. Gross profit is discussed in more detail in the following segment discussions.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2011	2010	2011	2010
EMS segment net sales as % of total	63%	67%	61%	63%
Furniture segment net sales as % of total	37%	33%	39%	37%
Third quarter and year-to-date fiscal year 2011 consolidated selling and administrative expenses increased 4.1% and 4.0%, respectively, in absolute dollars but decreased as a percent of net sales compared to the comparable periods of fiscal year 2010, on increased operating leverage as a result of the increase in revenue. The increases in absolute dollars were primarily due to higher commissions in the Furniture segment resulting from the higher net sales, increased spending on sales and marketing initiatives to drive growth, and higher labor costs which were partially offset by lower severance expense.
The Company recorded no Other General Income during the third quarter nor the year-to-date period ended March 31, 2011. Other General Income for the three and nine months ended March 31, 2010 included $6.7 million pre-tax gain recorded in the EMS segment related to the sale of the Company's land and facility that housed its Poland operation before moving to another facility in Poland. In addition, Other General Income in the year-to-date period of fiscal year 2010 included $3.3 million of pre-tax income also recorded in the EMS segment resulting from settlement proceeds related to the antitrust class action lawsuit.
The Company recorded other income of $0.9 million and $1.9 million during the three and nine months ended March 31, 2011, respectively, compared to other income of $0.5 million and $3.5 million recorded during the three and nine months ended March 31, 2010, respectively. The variations in other income for the third quarter and year-to-date periods of fiscal year 2011 compared to the same periods of fiscal year 2010 was primarily related to foreign currency exchange movement that impacts the Company's EMS segment.
The fiscal year 2011 year-to-date effective tax rate of 16.3% was favorably impacted by the earnings mix between U.S. and foreign jurisdictions and by the benefit of the research and development tax credit. The fiscal year 2010 year-to-date actual effective tax rate of (73.3)% was driven by relatively low pre-tax income coupled with a tax benefit due to a tax planning strategy related to the sale of the Poland facility and land and a favorable impact of the Company's earnings mix. The prior fiscal year mix of earnings between U.S. and foreign jurisdictions resulted in an overall tax benefit due to the tax benefit from U.S. losses which have a higher statutory tax rate than the Company's foreign operations which more than offset the tax expense on earnings from operations in foreign jurisdictions in the first nine months of fiscal year 2010.
Comparing the balance sheet as of March 31, 2011 to June 30, 2010, the Company's receivables balance increased primarily as a result of the increased sales levels and also due to the timing of payments received from customers shortly after March 31, 2011. The Company's borrowings under credit facilities was $5.9 million at March 31, 2011 as the Company borrowed funds to primarily support short-term U.S. dollar working capital needs. The Company had no borrowings on the credit facilities outstanding at June 30, 2010.

Electronic Manufacturing Services Segment
EMS segment results were as follows:

	At or for the Three Months Ended			For the Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2011	2010	% Change	2011	2010	% Change
Net Sales	$199.0	$190.1	5%	$558.3	$522.6	7%
Operating Income	$4.5	$10.2	(56)%	$4.9	$12.5	(61)%
Net Income	$3.2	$10.8	(71)%	$2.8	$13.2	(79)%
Poland Land/Facility Gain, net of tax	$—	$7.7		$—	$7.7
Restructuring Expense, net of tax	$—	$0.5		$0.3	$1.0
Open Orders	$175.4	$198.9	(12)%
Third quarter fiscal year 2011 EMS segment net sales to customers in the medical and industrial control industries increased compared to the third quarter of fiscal year 2010 which more than offset a decrease in net sales to customers in the automotive and public safety industries. Fiscal 2011 year-to-date increase in net sales to customers in the medical, industrial control, and public safety industries more than offset decreased sales to automotive customers compared to the year-to-date period of fiscal year 2010. The 12% decline in open orders as of March 31, 2011 compared to March 31, 2010 is primarily the result of lower orders from Bayer AG. See the discussion below regarding the Bayer AG contract reaching end-of-life. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of the EMS segment's business.
Third quarter fiscal year 2011 EMS segment gross profit as a percent of net sales improved 0.3 percentage points when compared to the third quarter of fiscal year 2010 as the benefit from a sales mix shift toward higher margin product and lower depreciation expense more than offset inefficiencies related to the European restructuring activities. Gross profit as a percent of net sales in the EMS segment for the year-to-date period of fiscal year 2011 remained flat when compared to the year-to-date period of fiscal year 2010 as the benefit from a sales mix shift toward higher margin product, lower depreciation expense, and improved labor efficiencies at select units offset inefficiencies related to the European restructuring activities and higher component costs related to the rapid ramp up of new customer programs.
EMS segment selling and administrative expenses in the third quarter and nine-month period ended March 31, 2011 compared to the third quarter and nine-month period ended March 31, 2010 increased slightly as a percent of net sales and also increased in absolute dollars partly due to increased labor costs.
As the Company continues to execute its plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland, the consolidation of its EMS facilities has a final completion target of mid-fiscal year 2012. The consolidation is expected to improve the Company's margins in the very competitive EMS market. While the restructuring charges recorded during the third quarter and nine-month period ended March 31, 2011 were immaterial, the EMS segment is experiencing inefficiencies related to the consolidation due to the added cost of operating in two facilities.
The EMS segment recorded no Other General Income during the third quarter or year-to-date period ended March 31, 2011. EMS segment Other General Income for the three and nine months ended March 31, 2010 included a $6.7 million pre-tax gain from the sale of a Poland facility and land; including the tax benefit related to the sale of this facility and land, the after-tax gain was $7.7 million. In addition, Other General Income in the year-to-date period of fiscal year 2010 included $3.3 million of pre-tax income, or $2.0 million after-tax, resulting from settlement proceeds related to the antitrust class action lawsuit.
EMS segment Other Income/Expense for the third quarter and year-to-date period of fiscal year 2011 totaled expense of $0.1 million and $1.8 million, respectively, compared to expense of $0.6 million and $0.2 million recorded during the third quarter and year-to-date period of fiscal year 2010, respectively. The variance in other income/expense for the third quarter and year-to-date periods of fiscal year 2011 compared to the same periods of fiscal year 2010 was primarily related to foreign currency exchange movement.
As a percent of net sales, EMS segment operating income was 2.3% and 0.9% for the third quarter and year-to-date period of fiscal year 2011, respectively, and 5.3% and 2.4% for the third quarter and year-to-date period of fiscal year 2010, respectively. The prior year periods ended March 31, 2010 included the gain on the sale of the Poland facility and land and the prior year-to-

date period ended March 31, 2010 also included the settlement from the class action lawsuit.
The EMS segment effective tax rate was favorably impacted in the year-to-date period of fiscal year 2011 by the earnings mix between U.S. and foreign jurisdictions. During the prior fiscal year third quarter ended March 31, 2010, the EMS segment recorded $1.0 million of tax income related to the sale of the facility and land in Poland instead of tax expense normally associated with a gain, due to a tax planning strategy. The fiscal year 2010 year-to-date EMS segment effective tax rate was also favorably impacted by net tax accrual adjustments and tax benefits associated with losses generated by U.S. EMS operations which have a higher statutory rate than the EMS operations in foreign tax jurisdictions which generated income.
Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2011	2010	2011	2010
Bayer AG affiliated sales as a percent of consolidated net sales	15%	16%	14%	15%
Bayer AG affiliated sales as a percent of EMS segment net sales	23%	23%	22%	24%
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
Risk factors within the EMS segment include, but are not limited to, general economic and market conditions, disruption to the supply chain and customer production schedules due to the earthquake and tsunami in Japan, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier stability, the contract nature of this industry, unexpected integration issues with acquisitions, the concentration of sales to large customers, and the potential for customers to choose to in-source a greater portion of their electronics manufacturing. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

 Furniture Segment
Furniture segment results were as follows:

	At or for the Three Months Ended			For the Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2011	2010	% Change	2011	2010	% Change
Net Sales	$115.5	$92.2	25%	$361.5	$309.5	17%
Operating Income (Loss)	$0.2	$(7.2)	103%	$2.6	$(6.2)	141%
Net Income (Loss)	$—	$(4.5)	100%	$1.4	$(3.8)	137%
Open Orders	$76.5	$57.1	34%
The third quarter fiscal year 2011 net sales increase in the Furniture segment compared to the third quarter of fiscal year 2010 resulted from increased net sales of both office furniture and hospitality furniture. The Furniture segment net sales increase for the nine-month period ended March 31, 2011 compared to the nine-month period ended March 31, 2010 resulted primarily from increased net sales of office furniture. The increase in office furniture sales during both the third quarter and nine-month period ended March 31, 2011 compared to the prior year same periods was primarily due to increased sales volumes which more than offset the impact of higher discounting net of price increases. Net sales of newly introduced office furniture products which have been sold for less than twelve months approximated $3.5 million and $13.3 million for the third quarter and nine-month period ended March 31, 2011, respectively. Open orders of furniture products at March 31, 2011 increased 34% when compared to the open orders level as of March 31, 2010 as open orders for both office furniture and hospitality furniture increased. Open orders at a point in time may not be indicative of future sales trends.
Third quarter fiscal year 2011 Furniture segment gross profit as a percent of net sales improved 2.7 percentage points from the third quarter of fiscal year 2010. Items contributing to the increase included the increased operating leverage of the higher sales volumes, price increases on select product, improved labor productivity, and the favorable impact of a decrease in LIFO inventory reserves resulting primarily from lower LIFO inventory levels. The gross profit percentage improvement was partially offset by increased discounting resulting from competitive pricing pressures.
Year-to-date fiscal 2011 Furniture segment gross profit as a percent of net sales declined 0.9 percentage points when compared to the same period of fiscal year 2010. Items contributing to the decline included increased discounting resulting from competitive pricing pressures and higher employee benefit costs. The gross profit percentage decline was partially offset by price increases on select product, a sales mix shift to higher margin product, and increased operating leverage of the higher sales volumes.
Third quarter and year-to-date fiscal year 2011 Furniture segment selling and administrative expenses increased in absolute dollars but as a percent of net sales decreased 5.3 and 3.7 percentage points, respectively, primarily due to the higher sales volumes when compared to the third quarter and year-to-date period of fiscal year 2010. Both the third quarter and year-to-date periods of fiscal year 2011 were impacted by higher commissions resulting from the higher net sales and higher costs associated with sales and marketing initiatives to drive growth which were partially offset by lower severance expense. The current year-to-date period was also impacted by higher profit-based incentive compensation costs.
As a percent of net sales, operating income (loss) was 0.2% and 0.7% for the third quarter and year-to-date period of fiscal year 2011, respectively, and (7.8)% and (2.0)% for the third quarter and year-to-date period of fiscal year 2010, respectively.

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

Liquidity and Capital Resources
Working capital at March 31, 2011 was $178.8 million compared to working capital of $180.0 million at June 30, 2010. The current ratio was 1.7 at March 31, 2011 and 1.8 at June 30, 2010.
The Company's internal measure of accounts receivable performance, also referred to as Days Sales Outstanding (DSO), for the nine-month period ended March 31, 2011 of 48.4 days approximated the 48.0 days for the nine-month period ended March 31, 2010. The Company defines DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the nine-month period ended March 31, 2011 increased to 64.7 days from 62.7 days for the nine-month period ended March 31, 2010. The Company defines PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.
The Company's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of the Company's revolving credit facility, totaled $131.1 million at March 31, 2011 compared to $161.1 million at June 30, 2010.
The Company's net cash position from an aggregate of cash and cash equivalents less short-term borrowings under credit facilities decreased from $65.3 million at June 30, 2010 to $35.4 million at March 31, 2011. Operating activities used $7.6 million of cash flow in the nine-month period ended March 31, 2011 compared to the $10.5 million of cash used by operating activities in the nine-month period ended March 31, 2010. The cash outflow in the nine-month period ended March 31, 2011 was primarily driven by an increase in receivables in conjunction with the increased sales levels and the timing of payments received from customers shortly after March 31, 2011. During the nine-month period ended March 31, 2011, the Company reinvested $22.0 million into capital investments for the future, primarily for manufacturing equipment in the EMS segment. The Company also paid $5.5 million in dividends, which was similar to dividends paid in the nine-month period ended March 31, 2010. Consistent with the Company's historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During fiscal year 2011, the Company expects to minimize capital expenditures where appropriate but will continue to invest in capital expenditures prudently, particularly for projects that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability as the economy and the Company's markets continue to recover. At March 31, 2011, the Company had $5.0 million of short-term borrowings outstanding under its $100 million credit facility and $0.9 million borrowings outstanding under one of the Company's several smaller foreign credit facilities. The borrowings were primarily in support of short-term U.S. dollar working capital needs. At June 30, 2010, the Company had no borrowings outstanding.
At March 31, 2011, the Company had $5.2 million in letters of credit against the $100 million credit facility. Total availability to borrow under the $100 million credit facility was $89.8 million at March 31, 2011.
The Company maintains the $100 million credit facility with an expiration date in April 2013 that allows for both issuances of letters of credit and cash borrowings. The $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to the consent of the participating banks. The $100 million credit facility requires the Company to comply with certain debt covenants, the most significant of which are the interest coverage ratio and minimum net worth. The Company was in compliance with the debt covenants at March 31, 2011.
The table below compares the actual net worth and interest coverage ratio with the limits specified in the credit agreement.

Covenant	At or For the Period Ended March 31, 2011	Limit As Specified in Credit Agreement	Excess
Minimum Net Worth	$387,035,000	$362,000,000	$25,035,000
Interest Coverage Ratio	56.7	3.0	53.7
The Interest Coverage Ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.
In addition to the $100 million credit facility, the Company can opt to utilize foreign credit facilities which are available to satisfy short-term cash needs at a specific foreign location rather than funding from intercompany sources. The Company maintains a foreign credit facility for its EMS segment operation in Thailand which is backed by the $100 million revolving credit facility. The Company has a credit facility for its EMS segment operation in Poland, which allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $8.5 million U.S. dollars at March 31, 2011 exchange rates). These foreign credit facilities can be canceled at any time by either the bank or the Company.
The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the Company's credit facilities will be sufficient for fiscal year 2011 and the foreseeable future. One of the Company's sources of funds has been its ability to generate cash from operations to meet its liquidity obligations, which during the nine-month period ended March 31, 2011 was hampered by working capital variations which negatively impacted cash balances, and could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. In particular, should demand for the Company's products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted. Another source of funds is the Company's credit facilities. The $100 million credit facility is contingent on complying with certain debt covenants.
The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Fair Value
During the third quarter of fiscal year 2011, no financial assets were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. The Company's foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using a financial risk management software package using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
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

•
Sales returns and allowances - At the time revenue is recognized certain provisions may also be recorded, including a provision for returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At March 31, 2011 and June 30, 2010, the reserve for returns and allowances was $2.0 million and $2.5 million, respectively. The returns and allowances reserve approximated 1% to 3% of gross trade receivables during the past two fiscal years.

•
Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at March 31, 2011 and at June 30, 2010 was $1.1 million and $1.3 million, respectively. During the preceding two-year period, this reserve had approximated 1% of gross trade accounts receivable except for the period June 2009 through December 2009 during which time it approximated 2% of gross trade accounts receivable. The higher reserve was driven by increased risk created by deteriorating market conditions during that time.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 9% consolidated inventories at both March 31, 2011 and June 30, 2010, including approximately 80% and 78% of the Furniture segment inventories at March 31, 2011 and June 30, 2010, respectively. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. The Company may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At March 31, 2011 and June 30, 2010, the Company's accrued liabilities for self-insurance exposure were $3.9 million and $4.7 million, respectively.
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
The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, the Company believes it has made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.8 million and $3.7 million at March 31, 2011 and June 30, 2010, respectively.

New Accounting Standards
See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.

Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "estimates," "projects," "expects," "intends," "anticipates," "forecasts," and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, continuing impacts of the global economic conditions, disruption to the supply chain and customer production schedules due to the earthquake and tsunami in Japan, significant volume reductions from key contract customers, significant reduction in customer order patterns, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, successful execution of restructuring plans, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2011, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting.
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to 2.0 million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. The Company did not repurchase any shares under the repurchase program during the third quarter of fiscal year 2011. At March 31, 2011, 2.0 million shares remained available under the repurchase program.

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
May 5, 2011

By:	/s/ Robert F. Schneider
ROBERT F. SCHNEIDER Executive Vice President, Chief Financial Officer
May 5, 2011

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