Form 10-K
period 2011-06-30
KIMBALL INTERNATIONAL INC
filed 2011-08-29
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐        Accelerated filer  ☒                    Non-accelerated filer ☐   Smaller reporting company  ☐
                                                                                                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Class A Common Stock is not publicly traded and, therefore, no market value is available, but it is convertible on a one-for-one basis for Class B Common Stock.  The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 31, 2010 (the last business day of the Registrant's most recently completed second fiscal quarter) was $182.5 million, based on 96.2% of Class B Common Stock held by non-affiliates.

The number of shares outstanding of the Registrant's common stock as of August 15, 2011 was:
          Class A Common Stock - 10,330,236 shares
          Class B Common Stock - 27,419,652 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 18, 2011, are incorporated by reference into Part III.

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
The Company was incorporated in Indiana in 1939. The corporate headquarters is located at 1600 Royal Street, Jasper, Indiana.
The Company provides a variety of products from its two business segments: the Electronic Manufacturing Services (EMS) segment and the Furniture segment. The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities globally to the medical, automotive, industrial control, and public safety industries. The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. Production currently occurs in Company-owned or leased facilities located in the United States, Mexico, Thailand, China, Poland, and Wales, United Kingdom. In the United States, the Company has facilities and showrooms in 11 states and the District of Columbia.
Sales by Segment
Sales by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 2011 were as follows:

(Amounts in Thousands)	2011		2010		2009
Electronic Manufacturing Services segment	$721,419	60%	$709,133	63%	$642,802	53%
Furniture segment	481,178	40%	413,611	37%	564,618	47%
Unallocated Corporate and Eliminations	—	—%	64	—%	—	—%
Kimball International, Inc.	$1,202,597	100%	$1,122,808	100%	$1,207,420	100%

Financial information by segment and geographic area for each of the three years in the period ended June 30, 2011 is included in Note 15 - Segment and Geographic Area Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Segments
Electronic Manufacturing Services
Overview
The Company began producing electronic assemblies, circuit boards, and wiring harnesses for electronic organs and keyboards in 1961 and has since grown and evolved with the EMS industry. The Company's current focus is on electronic assemblies that have high durability, quality, reliability, and regulatory compliance requirements primarily in medical, automotive, industrial control, and public safety applications. The Company's business development managers work to build long-term relationships that create value for customers, suppliers, employees and Share Owners, and this quest is supported globally from locations in six countries through prototype, new product development and introduction, supply chain management, test development, complete system assembly, and repair and reverse logistics services.
Electronics and electro-mechanical products (electronic assemblies) are sold globally on a contract basis and produced to customers' specifications. The Company's engineering and manufacturing services primarily entail:

•	production and testing of printed circuit board assemblies (PCBAs);

•	industrialization and automation of the manufacturing processes;

•	product and process validation and qualification;

•	testing of products under a series of harsh conditions;

•	assembly and packaging of electronic and other related products; and

•	complete product life cycle management.
Integrated throughout this segment is customer program management over the life cycle of the product along with supply chain management, which affords customers the opportunity to focus their attention and resources to sales, marketing, and product development as they sell their unique end products under their brand name into various markets and industries.
During the fourth quarter of fiscal year 2011, the Company approved a plan to exit a 35,000 square feet leased assembly operation located in Fremont, California. A majority of the business will be transferred to an existing Jasper, Indiana facility by mid-fiscal year 2012.
During the first quarter of fiscal year 2009, the Company acquired privately-held Genesis Electronics Manufacturing (Genesis) of Tampa, Florida. The acquisition supports the Company's growth and diversification strategy, bringing new customers in the Company's key medical and industrial control markets.
During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland. As part of the plan, the Company is consolidating its EMS facilities located in Wales, United Kingdom, and Poznan, Poland, into a new larger facility near Poznan, which is expected to improve the Company's margins in the very competitive EMS market. The plan is being executed in stages with a projected completion date of mid-fiscal year 2012.
The Genesis acquisition is discussed in further detail in Note 2 - Acquisition of Notes to Consolidated Financial Statements. Additional information regarding the Company's restructuring activities is located in Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements.
Sales revenue of the EMS segment is generally not affected by seasonality with the exception of the buying patterns of automotive industry customers whose purchases of the Company's product are generally lower in the first quarter of the Company's fiscal year. Fiscal year 2011 net sales to automotive industry customers approximated one-fourth of the Company's EMS segment net sales.
Locations
As of June 30, 2011, the Company's EMS segment consisted of eight manufacturing facilities with one located in each of Indiana, Florida, California, Poland, China, Mexico, Thailand, and Wales, United Kingdom. The facilities located in Wales and California are being consolidated into other facilities with a projected completion by mid-fiscal year 2012. The Company continually assesses under-utilized capacity and evaluates its operations as to the most optimum capacity and service levels by geographic region. Operations located outside of the United States continue to be an integral part of the Company's EMS segment. See Item 1A - Risk Factors for information regarding financial and operational risks related to the Company's international operations.
Marketing Channels
Manufacturing and engineering services are marketed by the Company's business development team. Contract electronic assemblies are manufactured based on specific orders, generally resulting in a small amount of finished goods consisting primarily of goods awaiting shipment to specific customers.
Major Competitive Factors
Key competitive factors in the EMS market include competitive pricing, quality and reliability, engineering design services, production flexibility, on-time delivery, customer lead time, test capability, and global presence. Growth in the EMS industry is created through the proliferation of electronic components in today's advanced products along with the continuing trend of original equipment manufacturers in the electronics industry to subcontract the assembly process to companies with a core competence in this area. The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. The segment continues to experience margin pressures related to an overall excess capacity position in the electronics subcontracting services market. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs.
The Company does not believe that it or the industry in general, has any special practices or special conditions affecting working capital items that are significant for understanding the EMS segment other than fluctuating inventory levels which may increase in conjunction with transfers of production among facilities and start-up of new programs.
Competitors
The EMS industry is very competitive as numerous manufacturers compete for business from existing and potential customers. The Company's competition includes EMS companies such as Benchmark Electronics, Inc., Jabil Circuit, Inc., and Plexus

Corp. The Company does not have a significant share of the EMS market and was ranked the 19th largest global EMS provider for calendar year 2010 by Manufacturing Market Insider in the March 2011 edition.
Raw Material Availability
Raw materials utilized in the manufacture of contract electronic products are generally readily available from both domestic and foreign sources, although from time to time the industry experiences shortages of certain components due to supply and demand forces, combined with rapid product life cycles of certain components. In addition, unforeseen events such as the March 2011 earthquake and tsunami in Japan can and have disrupted portions of the supply chain. The Company continues to monitor EMS suppliers who were affected either by physical damage to production facilities or indirect production impacts caused by electricity blackouts or aftershocks. There has been minimal disruption in the supply chain up to this point as the Company has maintained close communication with suppliers.
Raw materials are normally acquired for specific customer orders and may or may not be interchangeable among products. Inherent risks associated with rapid technological changes within this contract industry are mitigated by procuring raw materials, for the most part, based on firm orders. The Company may also purchase additional inventory to support new product introductions and transfers of production between manufacturing facilities.
Customer Concentration
While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the medical, automotive, industrial control, and public safety industries. Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Year Ended June 30
	2011	2010	2009
Bayer AG affiliated sales as a percent of consolidated net sales	11%	15%	12%
Bayer AG affiliated sales as a percent of EMS segment net sales	19%	24%	23%
The Company's sales to Bayer AG began to decline in the fourth quarter of fiscal year 2011 as the Company's primary manufacturing contract with Bayer AG expired. Margins on the Bayer AG product were generally lower than the Company's other EMS products. The nature of the contract business is such that start-up of new customers to replace expiring customers occurs frequently. The Company continues to focus on diversification of the EMS segment customer base.
Furniture
Overview
Since 1950, the Company has produced wood furniture. During fiscal year 2007, the Company ceased manufacturing contract private label products as it increased focus on core markets. These core markets include office furniture sold under the Kimball Office and National brand names and hospitality furniture sold under the Kimball Hospitality brand name. Kimball Office and National provide office furniture solutions for private offices, open floor plan areas, conference rooms, training rooms, lobby, and lounge areas with a vast mix of wood, metal, laminate, paint, and fabric options. Products include desks, credenzas, seating, tables, collaborative workstations, contemporary cubicle systems, filing and storage units, and accessories such as audio visual boards and task lighting. Kimball Office products tend to focus on the more complex customer solutions, and National products are geared more to the mid-market/less complex/lower cost aspect of the office furniture market.  Kimball Hospitality provides furniture solutions for hotel properties, condominiums, and mixed use developments. Products include headboards, desks, tables, dressers, entertainment centers, chests, wall panels, upholstered seating, task seating, and vanities. Also included in this segment are the Company's trucking fleet and customer fulfillment centers, which handle primarily product of this segment; but certain logistics services, such as backhauls, are sold on a contract basis.
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
Locations
The Company's furniture products as of June 30, 2011 were primarily produced at eleven plants: seven located in Indiana, two in Kentucky, and one each in Idaho and Virginia. The facility in Virginia was opened during fiscal year 2011 and houses a showroom and production operations to make upholstered seating, headboards, and other products for the Company's custom, program, and catalog offerings for hospitality guest rooms and public spaces. In addition, select finished goods are purchased from external sources. The Company continually assesses manufacturing capacity and has adjusted such capacity in recent years.
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
Major Competitive Factors
The Company's furniture is sold in the office furniture and hospitality furniture industries. These industries have similar major competitive factors which include price in relation to quality and appearance, the utility of the product, supplier lead time, reliability of on-time delivery, and the ability to respond to requests for special and non-standard products. The Company offers payment terms similar to industry standards and in unique circumstances may grant alternate payment terms.
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
The Company's competition includes furniture manufacturers such as Steelcase Inc., Herman Miller, Inc., Knoll, Inc., Haworth, Inc., and HNI Corporation and several other privately-owned furniture manufacturers.
Raw Material Availability
Certain components used in the production of furniture are manufactured internally within the segment and are generally readily available, as are other raw materials used in the production of wood and nonwood furniture. Certain fabricated seating components and wood frame assemblies as well as finished furniture products, which are generally readily available, are sourced on a global scale in an effort to provide quality products at the lowest total cost.

Other Information
Backlog
At June 30, 2011, the aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, was as follows:

(Amounts in Millions)	June 30 2011	June 30 2010
EMS	$165.1	$199.1
Furniture	90.4	70.6
Total Backlog	$255.5	$269.7
The decline in EMS segment open orders is primarily the result of lower orders from Bayer AG. Substantially all of the open orders as of June 30, 2011 are expected to be filled within the next fiscal year. Open orders may not be indicative of future sales trends.
Research, Patents, and Trademarks
Research and development activities include the development of manufacturing processes, major process improvements, new product development and product redesign, information technology initiatives, and electronic and wood related technologies.
Research and development costs were approximately:

	Year Ended June 30
(Amounts in Millions)	2011	2010	2009
Research and Development Costs	$13	$12	$14
The Company owns the Kimball (registered trademark) trademark, which it believes is significant to the EMS and Furniture segments, and owns the following patents and trademarks which it believes are significant to the Furniture segment only:
Registered Trademarks:  National. Furniture with Personality, Cetra, Traxx, Interworks, Xsite, Definition, Skye, WaveWorks, Senator, Prevail, Eloquence, Hum. Minds at Work, Pura, and Fluent
Trademarks:  President, IntegraClear, Exhibit, Priority, Villa, and Wish
Patents:  Wish, Priority, Xsite, Exhibit (pending), Fluent (pending), and Villa (pending)
The Company also owns other patents and trademarks and has certain other trademark and patent applications pending, which in the Company's opinion are not significant to its business. Patents owned by the Company expire at various times depending on the patent's date of issuance.
Environment and Energy Matters
The Company's operations are subject to various foreign, federal, state, and local laws and regulations with respect to environmental matters. The Company believes that it is in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
The Company is dedicated to excellence, leadership, and stewardship in matters of protecting the environment and communities in which the Company has operations. Reinforcing the Company's commitment to the environment, six of the Company's showrooms and two non-manufacturing locations have been designed under the guidelines of the U.S. Green Building Council's LEED (Leadership in Energy and Environmental Design) for Commercial Interiors program. The Company believes that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings, or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2013, will not represent a material portion of total capital expenditures during those years.
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

Employees

	June 30 2011	June 30 2010
United States	3,787	3,831
Foreign Countries	2,575	2,356
Total Full-Time Employees	6,362	6,187
All of the Company's foreign operations are subject to collective bargaining arrangements, many mandated by government regulation or customs of the particular countries. The Company believes that its employee relations are good.
Available Information
The Company makes available free of charge through its website, http://www.ir.kimball.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). All reports the Company files with the SEC are also available via the SEC website, http://www.sec.gov, or may be read and copied at the SEC Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company's Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

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
Unfavorable macroeconomic and industry conditions could continue to adversely impact demand for the Company's products and adversely affect operating results. Market demand for the Company's products, which impacts revenues and gross profit, is influenced by a variety of economic and industry factors such as:

•	general corporate profitability of the Company's end markets;

•	credit availability to the Company's end markets;

•	profitability of financial institutions to whom the Company sells office furniture which continue to be impacted by the changing regulatory environment and the credit market issues;

•	white-collar unemployment rates;

•	commercial property vacancy rates;

•	new office construction and refurbishment rates;

•	new hotel and casino construction and refurbishment rates;

•	automotive industry fluctuations;

•	changes in the medical device industry;

•	demand for end-user products which include electronic assembly components produced by the Company;

•	excess capacity in the industries in which the Company competes; and

•	changes in customer order patterns, including changes in product quantities, delays in orders, or cancellation of orders.
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
Market conditions have had and may continue to have an adverse impact on the Company's operating results. The Company's key strategies remain intact, but it must continue to adjust operations as needed to stay focused on its priorities and to align with the changing market conditions. The Company cannot predict the timing or the duration of any downturn in the economy or the related effect on the Company's results of operations and financial condition.
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
Reduction of purchases by or the loss of one or more key customers could reduce revenues and profitability. Losses of key contract customers within specific industries or significant volume reductions from key contract customers are both risks. If a current customer of the Company merges with or is acquired by a party that currently is aligned with a competitor, the Company could lose future revenues. In addition, sales to Bayer AG affiliates accounted for 11%, 15%, and 12% of consolidated net sales in fiscal years 2011, 2010, and 2009, respectively. The Company's sales to Bayer AG began to decline in the fourth quarter of fiscal year 2011 as the Company's primary manufacturing contract with Bayer AG expired. Margins on the Bayer AG product were generally lower than the Company's other EMS products. The continuing success of the Company is dependent upon replacing expiring contract customers/programs with new customers/programs. The nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently, and new customer and program start-ups generally cause losses early in the life of a program. The Company can provide no assurance that it will be able to fully replace any lost sales, which could have an adverse effect on the Company's financial position, results of operations or cash flows. A reduction of government spending on furniture could also have an adverse impact on the Company's sales levels.
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
The Company's future operating results depend on the ability to purchase a sufficient amount of materials, parts, and components at competitive prices. The Company depends on suppliers globally to provide timely delivery of materials, parts, and components for use in the Company's products. The financial stability of suppliers is monitored by the Company when feasible as the loss of a significant supplier could have an adverse impact on the Company's operations. Supplier's adjust their capacity as demand fluctuates, and component shortages and/or component allocations could occur. Certain finished products and components purchased by the Company are primarily manufactured in select regions of the world and issues in those regions could cause manufacturing delays. Maintaining strong relationships with key suppliers of components critical to the manufacturing process is essential. Price increases of commodity components could have an adverse impact on profitability if the Company cannot offset such increases with other cost reductions or by price increases to customers. Materials utilized by the Company are generally available, but future availability is unknown and could impact the Company's ability to meet customer order requirements. If suppliers fail to meet commitments to the Company in terms of price, delivery, or quality, it could interrupt the Company's operations and negatively impact the Company's ability to meet commitments to customers.
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
A change in the Company's sales mix among various products could have a negative impact on the gross profit margin. Changes in product sales mix could negatively impact the gross margin of the Company as margins of different products vary. The Company strives to improve the margins of all products, but certain products have lower margins in order to price the product competitively or in connection with the start-up of a new program. In addition, the EMS segment has historically operated at a lower gross profit percentage than the Furniture segment, and if the sales mix trends toward the EMS segment, the Company's consolidated gross profit margin will be negatively impacted. An increase in the proportion of sales of products with lower margins could have an adverse impact on the Company's financial position, results of operations, or cash flows.
The Company's restructuring efforts may not be successful.

•
During the fourth quarter of fiscal year 2011, the Company approved a plan to exit a small assembly facility located in Fremont, California. A majority of the business will be transferred to an existing Jasper, Indiana facility by mid-fiscal year 2012.

•
During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland. The plan included the consolidation of the Company's EMS facilities located in Wales, United Kingdom, and Poznan, Poland, into a new larger facility near Poznan, which is expected to improve the Company's margins in the very competitive EMS market. The plan is being executed in stages with a projected completion date of mid-fiscal year 2012.

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
Acquisitions by their nature may present risks to the Company. The Company's sales growth plans may occur through both organic growth and acquisitions. Acquisitions involve many risks, including:

•	difficulties in identifying suitable acquisition candidates and in negotiating and consummating acquisitions on terms attractive to the Company;

•	difficulties in the assimilation of the operations of the acquired company;

•	the diversion of resources, including diverting management's attention from current operations;

•	risks of entering new geographic or product markets in which the Company has limited or no direct prior experience;

•	the potential loss of key customers of the acquired company;

•	the potential loss of key employees of the acquired company;

•	the potential incurrence of indebtedness to fund the acquisition;

•	the potential issuance of common stock for some or all of the purchase price, which could dilute ownership interests of the Company's current shareholders;

•	the acquired business not achieving anticipated revenues, earnings, cash flow, or market share;

•	excess capacity;

•	the assumption of undisclosed liabilities; and

•	dilution of earnings.
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

The Company's international operations involve financial and operational risks. The Company has operations outside the United States, primarily in China, Thailand, Poland, the United Kingdom, and Mexico. The Company's international operations are subject to a number of risks, which may include the following:

•	economic and political instability;

•	compliance with laws, such as the Foreign Corrupt Practices Act, applicable to U.S. companies doing business outside the United States;

•	changes in foreign regulatory requirements and laws;

•	tariffs and other trade barriers;

•	potentially adverse tax consequences; and

•	foreign labor practices.
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
If the Company's efforts to introduce new products are not successful, this could limit sales growth or cause sales to decline. The Furniture segment regularly introduces new products to keep pace with workplace trends and evolving regulatory and industry requirements, including environmental, health, and safety standards such as ergonomic considerations, and similar standards for the workplace and for product performance. The introduction of new products requires the coordination of the design, manufacturing, and marketing of such products. The design and engineering of certain new products can take nine to eighteen months or more, and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular product may be delayed or be less successful than originally anticipated by the Company. Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit sales growth or cause sales to decline. The EMS segment depends on industries that utilize technologically advanced electronic components which often have short life cycles. The Company must continue to invest in advanced equipment and product development to remain competitive in this area.
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
A failure to comply with the financial covenants under the Company's $100 million credit facility could adversely impact the Company. The Company's credit facility requires the Company to comply with certain financial covenants. The Company believes the most significant covenants under its credit facility are minimum net worth and interest coverage ratio. More detail on these financial covenants is discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 2011, the Company had no short-term borrowings under its credit facilities and had total cash and cash equivalents of $51.4 million. In the future, a default on the financial covenants under the Company's credit facility could cause an increase in the borrowing rates or could make it more difficult for the Company to secure future financing which could adversely affect the financial condition of the Company.
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
An inability to protect the Company's intellectual property could have a significant impact on business. The Company attempts to protect its intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third-party non-disclosure and assignment agreements. Because of the differences in foreign laws concerning proprietary rights, the Company's intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States, and therefore in some parts of the world, the Company has limited protections, if any, for its intellectual property. Competing effectively depends, to a significant extent, on maintaining the proprietary nature of the Company's intellectual property. The degree of protection offered by the claims of the various patents and trademarks may not be broad enough to provide significant proprietary protection or competitive advantages to the Company, and patents or trademarks may not be issued on pending or contemplated applications. In addition, not all of the Company's products are covered by patents. It is also possible that the Company's patents and trademarks may be challenged, invalidated, canceled, narrowed, or circumvented.
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
The Company is subject to extensive environmental regulation and significant potential environmental liabilities. The past and present operation and ownership by the Company of manufacturing plants and real property are subject to extensive and changing federal, state, local, and foreign environmental laws and regulations, including those relating to discharges in air, water, and land, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with releases of hazardous substances. In addition, the increased prevalence of global climate issues may result in new regulations that may negatively impact the Company. The Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by the Company, some of which could be material. In addition, any investigations or remedial efforts relating to environmental matters could involve material costs or otherwise result in material liabilities.
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
Turnover in personnel could cause manufacturing inefficiencies. The demand for manufacturing labor in certain geographic areas makes retaining experienced production employees difficult. Turnover could result in additional training and inefficiencies that could impact the Company's operating results.
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
The Company does not have operations located in Japan and thus has had no production facilities directly impacted by the effects of the March 2011 earthquake and tsunami. The Company continues to monitor EMS customers and suppliers who were affected either by physical damage to production facilities or indirect production impacts caused by electricity blackouts or aftershocks. There has been minimal disruption in the supply chain up to this point, but customers could still be impacted with part shortages unrelated to electronic components, and their production schedule reductions could cause the Company to have delayed or canceled orders. The Company has maintained close communications with customers and suppliers and notified them, where appropriate, of force majeure conditions which may impact the Company's performance.
The requirements of being a public company may strain the Company's resources and distract management. The Company is subject to the reporting requirements of federal securities laws, including the Sarbanes-Oxley Act of 2002. Among other requirements, the Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. The Company has, and expects to continue to, expend management time and resources maintaining documentation and testing internal control over financial reporting. While management's evaluation as of June 30, 2011 resulted in the conclusion that the Company's internal control over financial reporting was effective as of that date, the Company cannot predict the outcome of testing in future periods. If the Company concludes in future periods that its internal control over financial reporting is not effective, or if its independent registered public accounting firm is not able to render the required attestations, it could result in lost investor confidence in the accuracy, reliability, and completeness of the Company's financial reports.

Imposition of government regulations may significantly increase the Company's operating costs in the United States. The federal government has a broad agenda of potential legislative and regulatory reforms, which if enacted, could significantly impact the profitability of the Company by burdening it with forced cost choices that cannot be recovered by increased pricing.

•
The healthcare reform legislation passed in 2010 by the United States Federal Government is likely to increase the Company's total healthcare costs which could have a significant impact on the Company's financial position, results of operations, manufacturing facilities and employment in the U.S., or cash flows.

•
International Traffic in Arms Regulations (ITAR) must be followed when producing defense related products for the U.S. government. A breach of these regulations could have an adverse impact on the Company's financial condition, results of operations, or cash flows.

•
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

The value of the Company's common stock may experience substantial fluctuations for reasons over which the Company has little control. The value of common stock could fluctuate substantially based on a variety of factors, including, among others:

•	actual or anticipated fluctuations in operating results;

•	announcements concerning the Company, competitors, or industry;

•	overall volatility of the stock market;

•	changes in the financial estimates of securities analysts or investors regarding the Company, the industry, or competitors; and

•	general market or economic conditions.

Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in results of operations and general economic, political, and market conditions, may adversely affect the value of the Company's common stock.

Item 1B - Unresolved Staff Comments
None.

Item 2 - Properties
The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, as of June 30, 2011, are as follows:

	Number of Facilities
	Electronic Manufacturing Services	Furniture	Unallocated Corporate	Total
North America
California	1			1
Florida	1			1
Idaho		1		1
Indiana	1	13	4	18
Kentucky		2		2
Virginia		1		1
Mexico	1			1
Asia
China	1	1		2
Thailand	1			1
Europe
Poland	1			1
United Kingdom	1			1
Total Facilities	8	18	4	30
The listed facilities occupy approximately 4,949,000 square feet in aggregate, of which approximately 4,733,000 square feet are owned and 216,000 square feet are leased. Square footage of these facilities is summarized by segment as follows:

	Approximate Square Footage
	Electronic Manufacturing Services	Furniture	Unallocated Corporate	Total
Owned	1,011,000	3,491,000	231,000	4,733,000
Leased	129,000	67,000	20,000	216,000
Total	1,140,000	3,558,000	251,000	4,949,000
Within the EMS segment, the Company plans to exit the United Kingdom facility in fiscal year 2012. As of June 30, 2011, the Company is no longer leasing back the Poland facility that was sold during fiscal year 2010.
During the fourth quarter of fiscal year 2011, the Company approved a plan to exit the small leased EMS assembly facility located in California. A majority of the business will be transferred to an existing Indiana EMS facility by mid-fiscal year 2012.
During fiscal year 2011, the Company opened a leased facility in Virginia which houses hospitality furniture production and a showroom.
Included in Unallocated Corporate are executive, national sales and administrative offices, and a recycling facility.
Generally, properties are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize a reduced second or third shift. Due to sales fluctuations, not all facilities were utilized at normal capacity during fiscal year 2011.
Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.
Operating leases for all facilities and related land, including ten leased office furniture showroom facilities which are not included in the tables above, total 302,000 square feet and expire from fiscal year 2012 to 2056 with many of the leases subject to renewal options. The leased showroom facilities are in six states and the District of Columbia. See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases.
The Company owns approximately 500 acres of land which includes land where various Company facilities reside, including approximately 180 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities, and for possible future expansions).

Item 3 - Legal Proceedings
The Registrant and its subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation, individually and in the aggregate, is not expected to have a material adverse impact on the Company.

Item 4 - (Removed and Reserved)

Executive Officers of the Registrant

The executive officers of the Registrant as of August 29, 2011 are as follows:

(Age as of August 29, 2011)

Name	Age	Office and Area of Responsibility	Executive Officer Since
James C. Thyen	67	President, Chief Executive Officer, Director	1974
Douglas A. Habig	64	Chairman of the Board	1975
Robert F. Schneider	50	Executive Vice President, Chief Financial Officer	1992
Donald D. Charron	47	Executive Vice President, President-Kimball Electronics Group	1999
John H. Kahle	54	Executive Vice President, General Counsel, Secretary	2004
Gary W. Schwartz	63	Executive Vice President, Chief Information Officer	2004
Donald W. Van Winkle	50	Vice President, President-Office Furniture Group	2010
Stanley C. Sapp	50	Vice President, President-Kimball Hospitality	2010
Michelle R. Schroeder	46	Vice President, Chief Accounting Officer	2003

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
The Company's Class B Common Stock trades on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol: KBALB.  High and low sales prices by quarter for the last two fiscal years as quoted by the NASDAQ system were as follows:

	2011		2010
	High	Low	High	Low
First Quarter	$6.50	$4.81	$8.36	$5.75
Second Quarter	$7.17	$5.51	$9.25	$7.16
Third Quarter	$7.73	$6.09	$9.59	$6.10
Fourth Quarter	$7.89	$5.92	$8.65	$5.48

There is no established public trading market for the Company's Class A Common Stock.  However, Class A shares are convertible on a one-for-one basis to Class B shares.
Dividends
There are no restrictions on the payment of dividends except charter provisions that require on a fiscal year basis, that shares of Class B Common Stock are entitled to $0.02 per share dividend more than the annual dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock.  Dividends declared totaled $7.3 million for both fiscal years 2011 and 2010. Included in these figures for fiscal year 2010 are dividends computed and accrued on unvested Class A and Class B restricted share units, which were paid by a conversion to the equivalent value of common shares on the vesting date.  Dividends declared by quarter for fiscal year 2011 compared to fiscal year 2010 were as follows:

	2011		2010
	Class A	Class B	Class A	Class B
First Quarter	$0.045	$0.05	$0.045	$0.05
Second Quarter	0.045	0.05	0.045	0.05
Third Quarter	0.045	0.05	0.045	0.05
Fourth Quarter	0.045	0.05	0.045	0.05
Total Dividends	$0.180	$0.20	$0.180	$0.20
Share Owners
On August 15, 2011, the Company's Class A Common Stock was owned by 567 Share Owners of record, and the Company's Class B Common Stock was owned by 1,549 Share Owners of record, of which 304 also owned Class A Common Stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters of Part III.
Issuer Purchases of Equity Securities
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. The Company did not repurchase any shares under the repurchase program during the fourth quarter of fiscal year 2011. At June 30, 2011, two million shares remained available under the repurchase program.

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
The graph below compares the cumulative total return to Share Owners of the Company's Class B Common Stock from June 30, 2006 through June 30, 2011, the last business day in the respective fiscal years, to the cumulative total return of the NASDAQ Stock Market (U.S. and Foreign) and a peer group index for the same period of time.  Due to the diversity of its operations, the Company is not aware of any public companies that are directly comparable to it.  Therefore, the peer group index is comprised of publicly traded companies in both of the Company's segments, as follows:
EMS segment:  Benchmark Electronics, Inc., Jabil Circuit, Inc., Plexus Corp.
Furniture segment:  HNI Corp., Knoll, Inc., Steelcase Inc., Herman Miller, Inc.
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
The graph assumes $100 is invested in the Company's stock and each of the two indexes at the closing market quotations on June 30, 2006 and that dividends are reinvested.  The performances shown on the graph are not necessarily indicative of future price performance.
Comparison of Cumulative Five Year Total Return

	2006	2007	2008	2009	2010	2011
Kimball International, Inc.	$100.00	$73.57	$46.15	$36.63	$33.30	$39.92
NASDAQ Stock Market (U.S. & Foreign)	$100.00	$122.33	$108.31	$86.75	$100.42	$132.75
Peer Group Index	$100.00	$96.94	$69.93	$46.46	$68.78	$93.12

Item 6 - Selected Financial Data
This information should be read in conjunction with Item 8 - Financial Statements and Supplementary Data and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2011	2010	2009	2008	2007
Net Sales	$1,202,597	$1,122,808	$1,207,420	$1,351,985	$1,286,930
Income from Continuing Operations	$4,922	$10,803	$17,328	$78	$23,266
Earnings Per Share from Continuing Operations:
Basic:
Class A	$0.12	$0.27	$0.46	$—	$0.59
Class B	$0.14	$0.29	$0.47	$—	$0.61
Diluted:
Class A	$0.12	$0.27	$0.46	$—	$0.58
Class B	$0.14	$0.29	$0.47	$—	$0.60
Total Assets	$626,312	$636,751	$642,269	$722,667	$694,741
Long-Term Debt, Less Current Maturities	$286	$299	$360	$421	$832
Cash Dividends Per Share:
Class A	$0.18	$0.18	$0.40	$0.62	$0.62
Class B	$0.20	$0.20	$0.42	$0.64	$0.64
The income statement activity of discontinued operations in each of the years ended June 30, 2011, 2010, and 2009 was zero. The preceding table excludes all income statement activity of discontinued operations in the years ended June 30, 2008 and 2007.
Fiscal year 2011 income from continuing operations included $0.6 million ($0.01 per diluted share) of after-tax restructuring expenses.
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

Overall market conditions in the EMS industry continue to be favorable. As reported in the July 2011 Manufacturing Market Insider (MMI) publication, an EMS industry sales projection (by New Venture research) shows forecasted growth for calendar year 2011 of 8.8% compared to calendar year 2010. In addition in June 2011, the Semiconductor Industry Association (SIA) endorsed a forecast of 5.4% growth of semiconductor sales for calendar year 2011, and although the Company does not directly serve this market, it may be indicative of increased end market demand for products utilizing electronic components.
In the EMS segment, the Company focuses on the four key vertical markets of medical, automotive, industrial control, and public safety. Demand in the medical and industrial control markets are showing signs of strength. Automotive activity was mixed as true end market demand was somewhat masked by reduced vehicle production and lower dealer inventories caused by the March 2011 earthquake and tsunami in Japan. The public safety market remains stable. Sales to customers in the medical industry are the largest portion of the Company's EMS segment with sales to customers in the automotive industry being the second largest of the four vertical markets. The Company's sales to customers in the automotive industry are diversified among more than ten domestic and foreign customers and represented approximately one-fourth of the EMS segment's net sales for fiscal year 2011.
The office furniture and hospitality furniture markets continue to show signs of improvement. As of May 2011, the Business and Institutional Furniture Manufacturer Association (BIFMA) projected a 16% year-over-year increase in the office furniture industry for calendar year 2011 compared to the 7% increase in calendar year 2010 and the 29% decrease in calendar year 2009. BIFMA projects office furniture industry growth of approximately 10% in calendar year 2012 which would bring the industry closer to pre-recession levels. In addition, the hotel industry forecasts (reported by Smith Travel Research and PricewaterhouseCoopers LLP) project occupancy rates to increase approximately 4% in calendar year 2011 after a 6% increase in calendar year 2010 and a 9% industry decline in calendar year 2009 and project revenue per available room to increase 7% for calendar year 2011 after a 5% increase in calendar year 2010 and a 17% industry decline in calendar year 2009.
Competitive pricing pressures within both the EMS segment and the Furniture segment continue to put a strain on the Company's operating margins.
The Company is committed to ensuring it sustains the cost efficiencies and process improvements undertaken during the recession. In addition, a long-standing component of the Company's profit sharing incentive bonus plan is that it is linked to the performance of the Company which automatically lowers total compensation expense when profits are down and likewise increases total compensation expense when profits are up. The focus on cost control continues. At the same time, the Company has continued making prudent investments in product development, technology, and marketing and business development initiatives to drive profitable growth. The Company also continues to closely monitor market changes and its liquidity in order to proactively adjust its operating costs, discretionary capital spending, and dividend levels as needed.
The Company continued to maintain a strong balance sheet as of the end of fiscal year 2011, which included minimal long-term debt of $0.3 million and Share Owners' equity of $387.4 million. The Company's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of the Company's revolving credit facility, was $146.2 million at June 30, 2011.
In addition to the above risks related to the current market conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding the Company's financial condition and operating performance:

•
The nature of the EMS industry is such that the start-up of new programs to replace departing customers or expiring programs occurs frequently. The Company's sales to Bayer AG began to decline in the fourth quarter of fiscal year 2011 as the Company's primary manufacturing contract with Bayer AG expired. Margins on the Bayer AG product were generally lower than the Company's other EMS products. The success of the Company's EMS segment is dependent on the successful replacement of such customers or programs. Such changes usually occur gradually over time as old programs phase out of production while newer programs ramp up. The transition to new programs may temporarily reduce sales and increase operating costs, resulting in a temporary decline in operating profit at the impacted business unit. See Item 1A - Risk Factors for more information on the risks related to contract customers.

•
The Company does not have operations located in Japan and thus has had no production facilities directly impacted by the effects of the March 2011 earthquake and tsunami. The Company continues to monitor EMS customers and suppliers who were affected either by physical damage to production facilities or indirect production impacts caused by electricity blackouts or aftershocks. There has been minimal disruption in the supply chain up to this point, but customers could still be impacted with part shortages unrelated to electronic components, and their production schedule reductions could cause the Company to have delayed or canceled orders. The Company has maintained close communications with customers and suppliers.

•	Commodity price pressure is expected to continue in the near-term. Mitigating the impact of higher commodity and fuel prices continues to be an area of focus within the Company.

•
The Company will continue its focus on preserving cash. Managing working capital in conjunction with fluctuating demand levels is key. In addition, the Company plans to minimize capital expenditures where appropriate but has been and will continue to invest in capital expenditures for projects including potential acquisitions that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability.

•
Management continues to evaluate and monitor the implementation of the healthcare reform legislation that was signed into law in March 2010. This legislation is expected to increase the Company's healthcare and related administrative expenses.

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
Fiscal Year 2011 Results of Operations
Financial Overview - Consolidated
Fiscal year 2011 consolidated net sales were $1.20 billion compared to fiscal year 2010 net sales of $1.12 billion, a 7% increase, resulting from a 16% net sales increase in the Furniture segment and a 2% net sales increase in the EMS segment. Fiscal year 2011 net income was $4.9 million, or $0.14 per Class B diluted share, inclusive of $0.6 million, or $0.01 per Class B diluted share, of after-tax restructuring costs primarily related to the European consolidation plan. The Company recorded net income for fiscal year 2010 of $10.8 million, or $0.29 per Class B diluted share, inclusive of $1.2 million, or $0.03 per Class B diluted share, of after-tax restructuring costs primarily related to the European consolidation plan. The fiscal year 2010 results also included the following items: a $7.7 million after-tax gain, or $0.20 per Class B diluted share, related to the sale of a facility and land in Poland, and $2.0 million of after-tax income, or $0.05 per Class B diluted share, resulting from settlement proceeds related to an antitrust class action lawsuit of which the Company was a class member.
Consolidated gross profit as a percent of net sales improved to 16.2% for fiscal year 2011 from 15.7% in fiscal year 2010 primarily due to a shift in sales mix (as depicted in the table below) toward the Furniture segment which operates at a higher gross profit percentage than the EMS segment. Gross profit is discussed in more detail in the segment discussions below.

Segment Net Sales as a % of Consolidated Net Sales	Year Ended
	June 30
	2011	2010
EMS segment	60%	63%
Furniture segment	40%	37%
Fiscal year 2011 consolidated selling and administrative expenses increased 5.2% in absolute dollars, but decreased as a percent of net sales, compared to fiscal year 2010, on increased operating leverage as a result of the increase in revenue. The increase in absolute dollars was primarily due to higher commissions in the Furniture segment resulting from the higher sales volumes and higher labor costs which were partially offset by lower severance expense. In addition, the Company recorded $3.1 million of expense within selling and administrative expenses due to an increase in its Supplemental Employee Retirement Plan (SERP) liability resulting from the normal revaluation of the liability to fair value during fiscal year 2011 compared to $1.5 million of expense which was recorded in fiscal year 2010. The value of the SERP investments increased causing additional selling and administrative expense related to the SERP liability. The SERP expense recorded in selling and administrative expenses was exactly offset by an increase in SERP investment income which was recorded in Other Income (Expense) as an investment gain; therefore, there was no effect on net earnings. Employee contributions comprise approximately 90% of the SERP investment.

The Company recorded no Other General Income during fiscal year 2011. Other General Income in fiscal year 2010 included $6.7 million pre-tax gain recorded in the EMS segment related to the sale of the Company's land and facility that housed its Poland operation before moving to another facility in Poland. In addition, fiscal year 2010 Other General Income included $3.3 million of pre-tax income also recorded in the EMS segment resulting from settlement proceeds related to an antitrust class action lawsuit of which the Company was a class member.
Other Income (Expense) included other income of $2.0 million for fiscal year 2011 compared to other income of $3.3 million for fiscal year 2010. The variance in other income was driven by unfavorable foreign exchange movement that impacts the EMS segment and a $1.2 million impairment loss related to the valuation of convertible notes which were partially offset by the increased SERP investment income mentioned above and a revaluation of stock warrants resulting in a gain of $1.0 million.
The fiscal year 2011 effective tax rate was (10.9)% as relatively low pre-tax income coupled with the favorable impact of the Company's earnings mix and the research and development credit resulted in a tax benefit despite the Company's pre-tax income. The mix of earnings between U.S. and foreign jurisdictions largely contributed to the overall tax benefit due to losses in the U.S. which have a higher statutory tax rate than the Company's foreign operations which were profitable in fiscal year 2011. The fiscal year 2010 effective tax rate was (81.0)% as relatively low pre-tax income coupled with a tax benefit due to the Company's tax planning strategy related to the sale of its Poland facility and land and the favorable impact of the Company's earnings mix resulted in a tax benefit in fiscal year 2010 despite the Company's pre-tax income. See Note 9 - Income Taxes of Notes to Consolidated Financial Statements for more information.
Comparing the balance sheet as of June 30, 2011 to June 30, 2010, the increase in property and equipment was a result of the Company's purchase of machinery and equipment, primarily within the EMS segment. The Company's accounts receivable, inventory, and accounts payable balances declined in relation to lower sales levels toward the end of fiscal year 2011 within the EMS segment as the Company's primary manufacturing contract with Bayer AG expired. The increased accrued expenses balance was comprised of increased accrued compensation, higher accrued selling expenses within the Furniture segment, and the reclassification of accrued restructuring from long-term to short-term as completion of the European consolidation plan is expected during the next fiscal year. The Company's accumulated other comprehensive income (loss) balance increase was primarily the result of positive foreign currency translation adjustments. See Note 17 - Comprehensive Income of Notes to Consolidated Financial Statements for more information.
Electronic Manufacturing Services Segment
EMS segment results follow:

	At or For the Year
	Ended June 30
(Amounts in Millions)	2011	2010	% Change
Net Sales	$721.4	$709.1	2%
Operating Income	$5.5	$15.3	(64)%
Net Income	$4.1	$15.7	(74)%
Poland Land/Facility Gain, net of tax	$—	$7.7
Restructuring Expense, net of tax	$0.5	$1.2
Open Orders	$165.1	$199.1	(17)%
Fiscal year 2011 EMS segment net sales to customers in the medical, industrial control, and public safety industries increased compared to fiscal year 2010 which more than offset a decrease in net sales to customers in the automotive industry. While open orders were down 17% as of June 30, 2011 compared to June 30, 2010 primarily due to lower orders from Bayer AG, open orders at a point in time may not be indicative of future sales trends due to the contract nature of the Company's business.
Fiscal year 2011 EMS segment gross profit as a percent of net sales improved 0.2 percentage points when compared to fiscal year 2010. The improvement was primarily driven by the benefit from a sales mix shift toward higher margin product, lower depreciation expense, and improved labor efficiencies at select units which more than offset inefficiencies related to the European restructuring activities and higher component costs related to the rapid ramp up of new customer programs.
EMS segment selling and administrative expenses in absolute dollars increased 7% in fiscal year 2011 as compared to fiscal year 2010 and also increased as a percent of net sales primarily due to increased salaries and employee benefit costs.

During the fourth quarter of fiscal year 2011, the Company approved a plan to exit the small assembly facility located in Fremont, California. A majority of the business will be transferred to an existing Jasper, Indiana facility by mid-fiscal year 2012. The pre-tax restructuring charges related to the Fremont restructuring plan recorded during fiscal year 2011 totaled $0.3 million. As the Company continues to execute its plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland, the consolidation of its EMS facilities has a final completion target of mid-fiscal year 2012. The consolidation is expected to improve the Company's margins in the very competitive EMS market. The pre-tax restructuring charges recorded during fiscal year 2011 totaled $0.9 million, but the EMS segment also is experiencing inefficiencies related to the consolidation of the facilities. See Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements for more information on restructuring charges. The restructuring expenses recorded in fiscal year 2010 were primarily related to the European consolidation plan.
The EMS segment recorded no Other General Income during fiscal year 2011. EMS segment Other General Income for fiscal year 2010 included a $6.7 million pre-tax gain from the sale of the existing Poland facility and land. Including the tax benefit related to the sale of this facility and land, the after-tax gain was $7.7 million. In addition, Other General Income in fiscal year 2010 included $3.3 million of pre-tax income, or $2.0 million after-tax, resulting from settlement proceeds related to the antitrust class action lawsuit.
EMS segment Other Income/Expense for fiscal year 2011 totaled expense of $1.9 million, compared to income of $0.1 million in fiscal year 2010. The variance in Other Income/Expense was primarily related to unfavorable foreign currency exchange movement in fiscal year 2011.
As a percent of net sales, operating income was 0.8% for fiscal year 2011 and 2.2% for fiscal year 2010. Fiscal year 2010 operating income included the gain on the sale of the Poland facility and land and also included the settlement from the class action lawsuit.
The EMS segment fiscal year 2011 effective tax rate was favorably impacted by the earnings mix between U.S. and foreign jurisdictions. During fiscal year 2010, the EMS segment recorded $1.0 million of tax income related to the sale of the facility and land in Poland instead of tax expense normally associated with a gain, resulting from a tax planning strategy. The fiscal year 2010 EMS segment income tax was also favorably impacted by the mix of earnings between U.S. and foreign EMS operations.
Included in this segment are a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Year Ended June 30
	2011	2010
Bayer AG affiliated sales as a percent of consolidated net sales	11%	15%
Bayer AG affiliated sales as a percent of EMS segment net sales	19%	24%
The Company's sales to Bayer AG began to decline in the fourth quarter of fiscal year 2011 due to the expiration of the Company's primary manufacturing contract with Bayer AG.  This contract accounted for a majority of the sales to Bayer AG during fiscal year 2011. Margins on the Bayer AG product were generally lower than the Company's other EMS products. The nature of the electronic manufacturing services industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. This segment continues to experience margin pressures related to an overall excess capacity position in the electronics subcontracting services market.
Risk factors within the EMS segment include, but are not limited to, general economic and market conditions, disruption to the supply chain and customer production schedules due to the March 2011 earthquake and tsunami in Japan, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier stability, the contract nature of this industry, unexpected integration issues with acquisitions, the concentration of sales to large customers, and the potential for customers to choose to in-source a greater portion of their electronics manufacturing. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are located within Item 1A - Risk Factors.

Furniture Segment
Furniture segment results follow:

	At or For the Year
	Ended June 30
(Amounts in Millions)	2011	2010	% Change
Net Sales	$481.2	$413.6	16%
Operating Income (Loss)	$1.1	$(9.4)	111%
Net Income (Loss)	$0.5	$(5.8)	108%
Open Orders	$90.4	$70.6	28%
The fiscal year 2011 net sales increase in the Furniture segment compared to fiscal year 2010 resulted primarily from increased net sales of office furniture and to a lesser extent from increased net sales of hospitality furniture. The increase in office furniture sales was the result of higher sales volumes which were partially offset by higher discounting net of price increases. Fiscal year 2011 sales of newly introduced office furniture products which have been sold for less than twelve months approximated $17.1 million. Open orders of furniture products at June 30, 2011 increased 28% from the orders open as of June 30, 2010 as open orders for both office furniture and hospitality furniture increased. Open orders at a point in time may not be indicative of future sales trends.
Fiscal year 2011 Furniture segment gross profit as a percent of net sales declined 0.7 percentage points when compared to fiscal year 2010. Items contributing to the decline included increased discounting resulting from competitive pricing pressures and inflationary commodity cost increases. The gross profit decline was partially offset by price increases on select product and the increased operating leverage of the higher sales volumes.
Fiscal year 2011 selling and administrative expenses increased in absolute dollars by 4.1%, but decreased as a percent of net sales on the higher sales volumes, when compared to fiscal year 2010. The selling and administrative expenses were impacted by higher commissions resulting from the higher net sales, higher profit-based incentive compensation costs, and higher costs associated with sales and marketing initiatives to drive growth, which were partially offset by lower severance expense.
As a percent of net sales, operating income (loss) was 0.2% for fiscal year 2011 and (2.3)% for fiscal year 2010.
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
Fiscal year 2010 Other General Income included a $6.7 million pre-tax gain within the EMS segment related to the sale of the facility and land in Poland. Fiscal year 2010 Other General Income also included $3.3 million of pre-tax income recorded in the EMS segment resulting from settlement proceeds related to an antitrust class action lawsuit of which the Company was a class member. The class action alleged the defendant sellers illegally conspired to fix prices for electronic components purchased by a business unit within the EMS segment. Other General Income in fiscal year 2009 included a $31.5 million pre-tax gain on the sale of undeveloped land holdings and timberlands. The gain on the sale of land holdings and timberlands was included in Unallocated Corporate in segment reporting. In addition, during fiscal year 2009, the Company had a conditional agreement to sell and lease back the facility that housed its Poland operations. However, the buyer was unable to close the transaction within the terms of the agreement. As a result, the Company was entitled to retain approximately $1.9 million of the deposit funds held by the Company which was recorded as pre-tax income in Other General Income in the EMS segment.
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

Electronic Manufacturing Services Segment
EMS segment results follow:

	At or For the Year
	Ended June 30
(Amounts in Millions)	2010	2009	% Change
Net Sales	$709.1	$642.8	10%
Operating Income (Loss)	$15.3	$(22.0)	170%
Net Income (Loss)	$15.7	$(11.8)	234%
Poland Land/Facility Gain, net of tax	$7.7	$—
Goodwill Impairment, net of tax	$—	$8.0
Restructuring Expense, net of tax	$1.2	$1.5
Open Orders	$199.1	$156.9	27%
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
Furniture Segment
Furniture segment results follow:

	At or For the Year
	Ended June 30
(Amounts in Millions)	2010	2009	% Change
Net Sales	$413.6	$564.6	(27)%
Operating Income (Loss)	$(9.4)	$13.8	(168)%
Net Income (Loss)	$(5.8)	$8.3	(169)%
Goodwill Impairment, net of tax	$—	$1.1
Restructuring (Income) Expense, net of tax	$(0.1)	$0.1
Open Orders	$70.6	$70.2	1%
The fiscal year 2010 net sales decline in the Furniture segment compared to fiscal year 2009 resulted from decreased net sales of both office furniture and hospitality furniture. The decline in office furniture sales was primarily due to decreased sales volumes, with higher discounting net of price increases contributing to a lesser extent. Fiscal year 2010 sales of newly introduced office furniture products which had been sold for less than twelve months approximated $20.9 million. Open orders of furniture products at June 30, 2010 approximated the open orders levels as of June 30, 2009 as increased open orders for office furniture were primarily offset by decreased orders for hospitality furniture. Open orders at a point in time may not be indicative of future sales trends.
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

Liquidity and Capital Resources
Working capital at June 30, 2011 was $178.0 million compared to working capital of $180.0 million at June 30, 2010. The current ratio was 1.8 at both June 30, 2011 and June 30, 2010.
The Company's internal measure of accounts receivable performance, also referred to as Days Sales Outstanding (DSO), for fiscal year 2011 of 48.5 days was comparable to the 47.8 days for fiscal year 2010. The Company defines DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for fiscal year 2011 increased to 64.4 days from 63.0 days for fiscal year 2010. The Company defines PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.
The Company's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of the Company's revolving credit facility, totaled $146.2 million at June 30, 2011 compared to $161.1 million at June 30, 2010.
The Company's cash and cash equivalents position decreased from $65.3 million at June 30, 2010 to $51.4 million at June 30, 2011. The Company had no short-term borrowings outstanding as of June 30, 2011 or June 30, 2010. Operating activities generated $21.3 million of cash flow in fiscal year 2011 compared to the $13.4 million of cash generated by operating activities in fiscal year 2010. During fiscal year 2011, the Company reinvested $33.2 million into capital investments for the future, primarily for manufacturing equipment in the EMS segment. The Company also paid $7.3 million of dividends in fiscal year 2011. Consistent with the Company's historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During fiscal year 2012, the Company expects to continue to invest in capital expenditures prudently, particularly for projects including potential acquisitions that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability as the economy and the Company's markets recover.
At June 30, 2011, the Company had no short-term borrowings outstanding under its $100 million credit facility described in more detail below. The Company also has several smaller foreign credit facilities available described in more detail below and likewise had no borrowings outstanding under these facilities as of June 30, 2011 or June 30, 2010.
At June 30, 2011, the Company had $5.2 million committed in letters of credit against the $100 million credit facility. Total availability to borrow under the $100 million credit facility was $94.8 million at June 30, 2011.
The Company maintains the $100 million credit facility with an expiration date in April 2013 that allows for both issuances of letters of credit and cash borrowings. The $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to the consent of the participating banks. The $100 million credit facility, upon which there were no borrowings at June 30, 2011, requires the Company to comply with certain debt covenants, the most significant of which are the interest coverage ratio and minimum net worth. The Company was in compliance with the debt covenants during the fiscal year ended June 30, 2011.
The table below compares the actual net worth and interest coverage ratio with the limits specified in the credit agreement.

Covenant	At or For the Period Ended June 30, 2011	Limit As Specified in Credit Agreement	Excess
Minimum Net Worth	$387,399,000	$362,000,000	$25,399,000
Interest Coverage Ratio	46.0	3.0	43.0
The Interest Coverage Ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.
In addition to the $100 million credit facility, the Company can opt to utilize foreign credit facilities which are available to satisfy short-term cash needs at a specific foreign location rather than funding from intercompany sources. The Company maintains a foreign credit facility for its EMS segment operation in Thailand which is backed by the $100 million revolving credit facility. The Company has a credit facility for its EMS segment operation in Poland, which allows for multi-currency borrowings up to 6.0 million Euro equivalent (approximately $8.7 million U.S. dollars at June 30, 2011 exchange rates). These foreign credit facilities can be canceled at any time by either the bank or the Company.
The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the Company's credit facilities will be sufficient for fiscal year 2012 and the foreseeable future. One of the Company's sources of funds has been its ability to generate cash from operations to meet its liquidity obligations, which during fiscal year 2011 was hampered by working capital variations which negatively impacted cash balances, and could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. In particular, should demand for the Company's products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted. Another source of funds is the Company's credit facilities. The $100 million credit facility is contingent on complying with certain debt covenants.
The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Fair Value
During fiscal year 2011, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. The Company's foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
The Company invested in convertible promissory notes and stock warrants of a privately-held company during fiscal year 2010. During fiscal year 2011, the convertible promissory notes experienced an other-than-temporary decline in fair market value resulting in a $1.2 million impairment loss and, upon a qualified financing, were subsequently converted to non-marketable equity securities which are accounted for as a cost-method investment. The stock warrants, classified as derivative instruments, were valued on a recurring basis using a market-based method which utilizes the Black-Scholes valuation model which resulted in a $1.0 million derivative gain as a result of the qualified financing. The fair value measurements for the stock warrants were calculated using unobservable inputs and were classified as level 3 financial assets.
See Note 11 - Fair Value of Notes to Consolidated Financial Statements for more information.

Contractual Obligations
The following table summarizes the Company's contractual obligations as of June 30, 2011.

	Payments Due During Fiscal Years Ending June 30
(Amounts in Millions)	Total	2012	2013-2014	2015-2016	Thereafter
Recorded Contractual Obligations (a):
Long-Term Debt Obligations (b)	$0.3	$—	$—	$0.1	$0.2
Other Long-Term Liabilities Reflected on the Balance Sheet (c) (d) (e)	33.0	16.1	3.2	2.9	10.8
Unrecorded Contractual Obligations:
Operating Leases (e)	11.0	3.3	4.7	2.3	0.7
Purchase Obligations (f)	226.0	212.9	7.6	5.5	—
Other	0.3	0.1	0.1	—	0.1
Total	$270.6	$232.4	$15.6	$10.8	$11.8

(a)	As of June 30, 2011, the Company had no Capital Lease Obligations.

(b)
Refer to Note 6 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements for more information regarding Long-Term Debt Obligations. Accrued interest is also included on the Long-Term Debt Obligations line. The fiscal year 2012 amount includes less than $0.1 million of long-term debt obligations due in fiscal year 2012 which was recorded as a current liability. The estimated interest not yet accrued related to debt is included in the Other line item within the Unrecorded Contractual Obligations.

(c)	The timing of payments of certain items included on the "Other Long-Term Liabilities Reflected on the Balance Sheet" line above is estimated based on the following assumptions:

•
The timing of SERP payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants. The fiscal year 2012 amount includes $5.6 million for SERP payments recorded as current liabilities.

•
The timing of employee transition payments related to facilities to be exited is estimated based on the expected termination in the underlying restructuring plan. The fiscal year 2012 amount includes $8.2 million for restructuring employee transition payments and the related derivatives recorded as a current liability.

•
The timing of severance plan payments is estimated based on the average remaining service life of employees. The fiscal year 2012 amount includes $0.9 million for severance payments recorded as a current liability.

•	The timing of warranty payments is estimated based on historical data. The fiscal year 2012 amount includes $1.2 million for short-term warranty payments recorded as a current liability.

(d)
Excludes $4.3 million of long-term unrecognized tax benefits and associated accrued interest and penalties along with deferred tax liabilities and miscellaneous other long-term tax liabilities which are not tied to a contractual obligation and for which the Company cannot make a reasonably reliable estimate of the period of future payments.

(e)	Refer to Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information regarding Operating Leases and certain Other Long-Term Liabilities.

(f)
Purchase Obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. The amounts listed above for purchase obligations include contractual commitments for items such as raw materials, supplies, capital expenditures, services, and software acquisitions/license commitments. Cancellable purchase obligations that the Company intends to fulfill are also included in the purchase obligations amount listed above through fiscal year 2016. In certain instances, such as when lead times dictate, the Company enters into contractual agreements for material in excess of the levels required to fulfill customer orders. In turn, agreements with the customers cover a portion of that exposure for the material which was purchased prior to having a firm order.

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

•
Sales returns and allowances - At the time revenue is recognized certain provisions may also be recorded, including a provision for returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At June 30, 2011 and June 30, 2010, the reserve for returns and allowances was $2.1 million and $2.5 million, respectively. The returns and allowances reserve approximated 1% to 3% of gross trade receivables during fiscal years 2011 and 2010.

•
Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at June 30, 2011 and June 30, 2010 was $1.4 million and $1.3 million, respectively. During the two-year period preceding June 30, 2011, this reserve had approximated 1% of gross trade accounts receivable except for the period July 2009 through December 2009 during which time it approximated 2% of gross trade accounts receivable. The higher reserve was driven by increased risk created by deteriorating market conditions during that time.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 11% and 9% of consolidated inventories at June 30, 2011 and June 30, 2010, respectively, including approximately 81% and 78% of the Furniture segment inventories at June 30, 2011 and June 30, 2010, respectively. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues exist. The Company may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2011 and June 30, 2010, the Company's accrued liabilities for self-insurance exposure were $3.6 million and $4.7 million, respectively.
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
The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, the Company believes it has made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.6 million at June 30, 2011 and $3.7 million at June 30, 2010.
New Accounting Standards
See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk: There was no balance in debt securities at June 30, 2011. As of June 30, 2010, the Company had an investment in debt securities, excluding those classified as cash and cash equivalents, of $2.5 million. These securities were classified as available-for-sale securities and were stated at fair value. The Company's policy for recording unrealized losses on debt securities is to recognize a loss in earnings when there is an intent to sell or a requirement to sell before recovery of the loss, or when the debt security has incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax related effect as a component of Share Owners' Equity. A hypothetical 100 basis point increase in an annual period in market interest rates from levels at June 30, 2010 would have caused the fair value of these investments to decline by an immaterial amount. Further information on investments is provided in Note 13 - Investments of Notes to Consolidated Financial Statements.
Foreign Exchange Rate Risk: The Company operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. The Company's risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures of the Company and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements. The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates from levels at June 30, 2011 and 2010 relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period.

Equity Risk: As of June 30, 2011, the Company held a non-marketable equity investment in a privately-held company. If the private company experiences certain events or circumstances, such as the loss of customers, the inability to achieve growth initiatives, or if there are factors beyond its control in the markets which it serves, the private company's performance could be affected materially resulting in a loss of some or all of its value, which could result in an other-than-temporary impairment of the investment. If an other-than-temporary impairment of fair value would occur, the investment would be adjusted down to its fair value and an impairment charge would be recognized in earnings. The non-marketable equity investment had a carrying amount of $1.8 million as of June 30, 2011. At June 30, 2010, there was no balance held in non-marketable equity investments.

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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that its internal control over financial reporting was effective as of June 30, 2011.
Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an audit report on the Company's internal control over financial reporting which is included herein.

/s/ JAMES C. THYEN
James C. Thyen
President,
Chief Executive Officer
August 29, 2011

/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Executive Vice President,
Chief Financial Officer
August 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Share Owners of Kimball International, Inc.:
We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the "Company") as of June 30, 2011 and 2010, and the related consolidated statements of income, share owners' equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 29, 2011

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	June 30 2011	June 30 2010
ASSETS
Current Assets:
Cash and cash equivalents	$51,409	$65,342
Short-term investments	—	2,496
Receivables, net of allowances of $1,799 and $3,349, respectively	149,753	154,343
Inventories	141,097	146,406
Prepaid expenses and other current assets	50,215	43,776
Assets held for sale	2,807	1,160
Total current assets	395,281	413,523
Property and Equipment, net of accumulated depreciation of $360,105 and $337,251, respectively	196,682	186,999
Goodwill	2,644	2,443
Other Intangible Assets, net of accumulated amortization of $65,514 and $63,595, respectively	7,625	8,113
Other Assets	24,080	25,673
Total Assets	$626,312	$636,751

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$12	$61
Accounts payable	149,107	178,693
Dividends payable	1,835	1,828
Accrued expenses	66,316	52,923
Total current liabilities	217,270	233,505
Other Liabilities:
Long-term debt, less current maturities	286	299
Other	21,357	25,519
Total other liabilities	21,643	25,818
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized; 14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized; 28,657,000 shares issued	1,433	1,433
Additional paid-in capital	230	119
Retained earnings	450,172	454,800
Accumulated other comprehensive income (loss)	1,618	(9,775)
Less: Treasury stock, at cost:
Class A - 3,945,000 and 3,834,000 shares, respectively	(49,437)	(49,415)
Class B - 1,330,000 and 1,579,000 shares, respectively	(17,335)	(20,452)
Total Share Owners' Equity	387,399	377,428
Total Liabilities and Share Owners' Equity	$626,312	$636,751
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2011	2010	2009
Net Sales	$1,202,597	$1,122,808	$1,207,420
Cost of Sales	1,008,005	946,275	1,004,901
Gross Profit	194,592	176,533	202,519
Selling and Administrative Expenses	191,167	181,771	192,711
Other General Income	—	(9,980)	(33,417)
Restructuring Expense	1,009	2,051	2,981
Goodwill Impairment	—	—	14,559
Operating Income	2,416	2,691	25,685
Other Income (Expense):
Interest income	820	1,188	2,499
Interest expense	(121)	(142)	(1,565)
Non-operating income	4,542	2,980	2,663
Non-operating expense	(3,220)	(749)	(3,956)
Other income (expense), net	2,021	3,277	(359)
Income Before Taxes on Income	4,437	5,968	25,326
Provision (Benefit) for Income Taxes	(485)	(4,835)	7,998
Net Income	$4,922	$10,803	$17,328

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.12	$0.27	$0.46
Class B	$0.14	$0.29	$0.47
Diluted Earnings Per Share:
Class A	$0.12	$0.27	$0.46
Class B	$0.14	$0.29	$0.47
Average Number of Shares Outstanding:
Basic:
Class A	10,493	10,694	11,036
Class B	27,233	26,765	26,125
Totals	37,726	37,459	37,161
Diluted:
Class A	10,639	10,791	11,121
Class B	27,234	26,770	26,151
Totals	37,873	37,561	37,272
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$4,922	$10,803	$17,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,207	34,760	37,618
Gain on sales of assets	(35)	(6,771)	(32,796)
Restructuring and exit costs	—	176	278
Deferred income tax	3,658	(2,023)	(8,860)
Goodwill impairment	—	—	14,559
Stock-based compensation	1,284	1,824	2,129
Excess tax benefits from stock-based compensation	—	(263)	(297)
Other, net	963	(392)	—
Change in operating assets and liabilities:
Receivables	2,975	(17,629)	31,386
Inventories	3,243	(26,229)	36,667
Prepaid expenses and other current assets	(5,004)	(8,269)	7,994
Accounts payable	(28,524)	26,700	(5,142)
Accrued expenses	6,660	695	(16,705)
Net cash provided by operating activities	21,349	13,382	84,159
Cash Flows From Investing Activities:
Capital expenditures	(31,371)	(34,791)	(47,679)
Proceeds from sales of assets	941	12,900	49,942
Payments for acquisitions	—	—	(5,391)
Purchase of capitalized software	(1,839)	(624)	(632)
Purchases of available-for-sale securities	—	(7,193)	(8,032)
Sales and maturities of available-for-sale securities	—	29,702	34,572
Other, net	(1,458)	198	(320)
Net cash provided by (used for) investing activities	(33,727)	192	22,460
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	88,750	—	60,620
Payments on revolving credit facility	(88,750)	(12,248)	(63,349)
Additional net change in credit facilities	—	—	(35,805)
Payments on capital leases and long-term debt	(62)	(60)	(527)
Dividends paid to Share Owners	(7,330)	(7,264)	(19,410)
Excess tax benefits from stock-based compensation	—	263	297
Repurchase of employee shares for tax withholding	(278)	(1,212)	(1,209)
Net cash used for financing activities	(7,670)	(20,521)	(59,383)
Effect of Exchange Rate Change on Cash and Cash Equivalents	6,115	(3,643)	(2,109)
Net (Decrease) Increase in Cash and Cash Equivalents	(13,933)	(10,590)	45,127
Cash and Cash Equivalents at Beginning of Year	65,342	75,932	30,805
Cash and Cash Equivalents at End of Year	$51,409	$65,342	$75,932
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners' Equity
	Class A	Class B
Amounts at June 30, 2008	$718	$1,433	$14,531	$456,413	$12,308	$(92,936)	$392,467
Comprehensive income:
Net income				17,328			17,328
Net change in unrealized gains and losses on securities					211		211
Foreign currency translation adjustment					(6,034)		(6,034)
Net change in derivative gains and losses					(5,151)		(5,151)
Postemployment severance prior service cost					171		171
Postemployment severance actuarial change					(2,006)		(2,006)
Comprehensive income							4,519
Issuance of non-restricted stock (29,000 shares)			(484)			447	(37)
Net exchanges of shares of Class A and Class B common stock (1,188,000 shares)			(10,038)			10,038	—
Vesting of restricted share units (219,000 shares)			(4,210)			3,460	(750)
Compensation expense related to stock incentive plans			2,129				2,129
Performance share issuance (76,000 shares)			(1,585)			1,172	(413)
Dividends declared:
Class A ($0.40 per share)				(4,617)			(4,617)
Class B ($0.42 per share)				(10,944)			(10,944)
Amounts at June 30, 2009	$718	$1,433	$343	$458,180	$(501)	$(77,819)	$382,354
Comprehensive income:
Net income				10,803			10,803
Net change in unrealized gains and losses on securities					(463)		(463)
Foreign currency translation adjustment					(10,384)		(10,384)
Net change in derivative gains and losses					1,724		1,724
Postemployment severance prior service cost					173		173
Postemployment severance actuarial change					(324)		(324)
Comprehensive income							1,529
Issuance of non-restricted stock (20,000 shares)			(209)	(66)		258	(17)
Net exchanges of shares of Class A and Class B common stock (460,000 shares)			(490)	(2,567)		3,057	—
Vesting of restricted share units (209,000 shares)			(274)	(3,435)		3,157	(552)
Compensation expense related to stock incentive plans			1,824				1,824
Performance share issuance (97,000 shares)			(1,075)	(784)		1,480	(379)
Dividends declared:
Class A ($0.18 per share)				(1,955)			(1,955)
Class B ($0.20 per share)				(5,376)			(5,376)
Amounts at June 30, 2010	$718	$1,433	$119	$454,800	$(9,775)	$(69,867)	$377,428
Comprehensive income:
Net income				4,922			4,922
Foreign currency translation adjustment					10,313		10,313
Net change in derivative gains and losses					(458)		(458)
Postemployment severance prior service cost					171		171
Postemployment severance actuarial change					1,367		1,367
Comprehensive income							16,315
Issuance of non-restricted stock (39,000 shares)			(556)	(107)		499	(164)
Net exchanges of shares of Class A and Class B common stock (215,000 shares)			(551)	(728)		1,279	—
Compensation expense related to stock incentive plans			1,284				1,284
Performance share issuance (99,000 shares)			(66)	(1,378)		1,317	(127)
Dividends declared:
Class A ($0.18 per share)				(1,889)			(1,889)
Class B ($0.20 per share)				(5,448)			(5,448)
Amounts at June 30, 2011	$718	$1,433	$230	$450,172	$1,618	$(66,772)	$387,399
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
The Company's policy for estimating the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as agement, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to determine the final allowance for credit losses on the trade accounts receivable and notes receivable. Trade accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. The Company's limited number of notes receivable allows management to monitor the risks, credit quality indicators, collectability, and probability of impairment on an individual basis. Estimates of collectability result in an increase or decrease in selling expenses.
Inventories: Inventories are stated at the lower of cost or market value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. The last-in, first-out (LIFO) method was used for approximately 11% and 9% of consolidated inventories at June 30, 2011 and June 30, 2010, respectively, and remaining inventories were valued using the first-in, first-out (FIFO) method. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
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
A summary of the goodwill by segment is as follows:

(Amounts in Thousands)	Electronic Manufacturing Services	Furniture	Consolidated
Balance as of June 30, 2009
Goodwill	$15,434	$1,733	$17,167
Accumulated impairment losses	(12,826)	(1,733)	(14,559)
Goodwill, net	2,608	—	2,608
Effect of Foreign Currency Translation	(165)	—	(165)
Balance as of June 30, 2010
Goodwill	15,269	1,733	17,002
Accumulated impairment losses	(12,826)	(1,733)	(14,559)
Goodwill, net	2,443	—	2,443
Effect of Foreign Currency Translation	201	—	201
Balance as of June 30, 2011
Goodwill	15,470	1,733	17,203
Accumulated impairment losses	(12,826)	(1,733)	(14,559)
Goodwill, net	$2,644	$—	$2,644
During fiscal year 2011 and 2010, no goodwill impairment loss was recognized. During fiscal year 2009, goodwill was reviewed on an interim basis due to the continued uncertainty associated with the economy and liquidity crisis and the significant decline in the Company's sales and order trends as well as the increased disparity between the Company's market capitalization and the carrying value of its Share Owners' equity. Interim testing resulted in the recognition of goodwill impairment of, in thousands, $12,826 within the Electronic Manufacturing Services (EMS) segment and $1,733 within the Furniture segment. The impairment was recorded on the Goodwill Impairment line item of the Company's Consolidated Statements of Income.
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

A summary of other intangible assets subject to amortization by segment is as follows:

	June 30, 2011			June 30, 2010
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Electronic Manufacturing Services:
Capitalized Software	$28,676	$25,700	$2,976	$27,519	$24,807	$2,712
Customer Relationships	1,167	744	423	1,167	614	553
Other Intangible Assets	29,843	26,444	3,399	28,686	25,421	3,265
Furniture:
Capitalized Software	36,375	33,064	3,311	36,053	32,399	3,654
Product Rights	1,160	606	554	1,160	470	690
Other Intangible Assets	37,535	33,670	3,865	37,213	32,869	4,344
Unallocated Corporate:
Capitalized Software	5,761	5,400	361	5,809	5,305	504
Other Intangible Assets	5,761	5,400	361	5,809	5,305	504
Consolidated	$73,139	$65,514	$7,625	$71,708	$63,595	$8,113
During fiscal years 2011, 2010, and 2009, amortization expense of other intangible assets was, in thousands, $2,367, $2,484, and $3,931, respectively. Amortization expense in future periods is expected to be, in thousands, $2,378, $2,009, $1,393, $875, and $391 in the five years ending June 30, 2016, and $579 thereafter. The amortization period for product rights is 7 years. The amortization period for the customer relationship intangible asset ranges from 10 to 16 years. The estimated useful life of internal-use software ranges from 3 to 10 years.
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
Research and Development: The costs of research and development are expensed as incurred. Research and development costs were approximately, in millions, $13, $12, and $14 in fiscal years 2011, 2010, and 2009, respectively.
Advertising: Advertising costs are expensed as incurred. Advertising costs, included in selling and administrative expenses were, in millions, $4.3, $5.5, and $4.5, in fiscal years 2011, 2010, and 2009, respectively.
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
The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex uncertain tax positions, which may require an extended period of time to resolve. A tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company maintains a liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions. As tax periods are effectively settled, the liability is adjusted accordingly. The Company recognizes interest and penalties related to unrecognized tax benefits in the Provision (Benefit) for Income Taxes line of the Consolidated Statements of Income.
Off-Balance Sheet Risk and Concentration of Credit Risk: The Company has business and credit risks concentrated in the medical, automotive, and furniture industries. Two customers, Bayer AG and TRW Automotive, Inc., represented 18% and 10%, respectively, of consolidated accounts receivable at June 30, 2010. These customers did not have a material concentration of accounts receivable at June 30, 2011. Additionally, the Company currently has notes receivable with an electronics engineering services firm and a note receivable related to the sale of an Indiana facility, and formerly had a loan agreement with a contract customer. At June 30, 2011 and 2010, $2.8 million and $4.2 million, respectively, was outstanding under the notes receivables. The Company does not foresee a credit risk associated with the current balance of these receivables.
The Company's off-balance sheet arrangements are limited to operating leases entered into in the normal course of business as described in Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.
Other General Income: No Other General Income was recorded in fiscal year 2011. Other General Income in fiscal year 2010 included a gain on the sale of the Company's Poland facility and land and settlement proceeds related to a class action lawsuit of which the Company was a class member. Other General Income in fiscal year 2009 included a gain related to the sale of undeveloped land and timberland holdings, as well as earnest money deposits retained by the Company resulting from the termination of the contract to sell and lease back the Company's Poland facility and land.
Components of Other General Income:

	Year Ended June 30
(Amounts in Thousands)	2011	2010	2009
Gain on Sale of Poland Facility and Land	$—	$6,724	$—
Settlement Proceeds Related to Antitrust Class Action Lawsuit	—	3,256	—
Gain on Sale of Undeveloped Land and Timberland Holdings	—	—	31,489
Earnest Money Deposits Retained	—	—	1,928
Other General Income	$—	$9,980	$33,417
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
Derivative Instruments and Hedging Activities: Derivative financial instruments are recognized on the balance sheet as assets and liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Hedge accounting is utilized when a derivative is expected to be highly effective upon execution and continues to be highly effective over the duration of the hedge transaction. Hedge accounting permits gains and losses on derivative instruments to be deferred in Accumulated Other Comprehensive Income

(Loss) and subsequently included in earnings in the periods in which earnings are affected by the hedged item, or when the derivative is determined to be ineffective. The Company uses derivatives primarily for forward purchases of foreign currency to manage exposure to the variability of cash flows, primarily related to the foreign exchange rate risks inherent in forecasted transactions denominated in foreign currency. Additionally, the Company has an investment in stock warrants which is accounted for as a derivative instrument. See Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements for more information on derivative instruments and hedging activities.
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
New Accounting Standards: In June 2011, the Financial Accounting Standards Board (FASB) issued new guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the Statement of Share Owners' Equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance is effective for the Company's first quarter fiscal year 2013 financial statements on a retrospective basis. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. The guidance requires additional disclosures, including disclosures related to the measurement of level 3 assets. The guidance is effective prospectively for the Company's third quarter fiscal year 2012 financial statements. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.
In July 2010, the FASB issued guidance expanding disclosures about the credit quality of financing receivables and the allowance for credit losses. The additional disclosures are intended to facilitate the evaluation of 1) the nature of credit risk inherent in the Company's portfolio of financing receivables, 2) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and 3) the changes and reasons for those changes in the allowance for credit losses. Financing receivables include loans and notes receivable, trade accounts receivable, and certain other contractual rights to receive money on demand or on fixed or determinable dates. The expanded disclosures, disaggregated by portfolio segment or class of financing receivable, include a roll-forward of the allowance for credit losses as well as impaired, nonaccrual, restructured and past due loans, and credit quality indicators. The guidance became effective for the Company's second quarter fiscal year 2011 financial statements, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Company's third quarter fiscal year 2011 financial statements. These disclosures have been provided in Note 1 - Summary of Significant Accounting Policies and Note 20 - Credit Quality and Allowance for Credit Losses of Notes Receivable of Notes to Consolidated Financial Statements. The adoption of this guidance did not have a material impact on the Company's financial statements.
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
In June 2009, the FASB issued guidance related to variable interest entities (VIEs) which modifies how a company determines when VIEs should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE and requires additional disclosures about a company's involvement in VIEs. The guidance became effective as of the beginning of the Company's fiscal year 2011. The adoption did not have an impact on the Company's consolidated financial statements. Required disclosures have been provided in Note 19 - Variable Interest Entities of Notes to Consolidated Financial Statements.

Note 2    Acquisition
During fiscal year 2009, the Company acquired privately-held Genesis Electronics Manufacturing located in Tampa, Florida. The acquisition supports the Company's growth and diversification strategy, bringing new customers in key target markets. The acquisition purchase price totaled $5.4 million. Assets acquired were $7.7 million, which included $2.0 million of goodwill, and liabilities assumed were $2.3 million. Direct costs of the acquisition were not material. Goodwill was allocated to the EMS segment of the Company. The operating results of this acquisition are included in the Company's consolidated financial statements beginning on September 1, 2008 and excluding goodwill impairment recorded during fiscal year 2009, had an immaterial impact on the fiscal year 2011, 2010 and 2009 financial results. See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information on goodwill impairment. The purchase price allocation is final.

Note 3    Inventories
Inventories are valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 11% and 9% of consolidated inventories at June 30, 2011 and June 30, 2010, respectively, including approximately 81% and 78% of the Furniture segment inventories at June 30, 2011 and June 30, 2010, respectively. The EMS segment inventories and the remaining inventories in the Furniture segment are valued using the lower of first-in, first-out (FIFO) cost or market value.
Had the FIFO method been used for all inventories, income would have been $0.2 million higher in fiscal year 2011, $0.8 million lower in fiscal year 2010, and $2.4 million lower in fiscal year 2009. Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased income by $0.9 million in fiscal year 2011, $1.3 million in fiscal year 2010, and $2.5 million in fiscal year 2009.
Inventory components at June 30 were as follows:

(Amounts in Thousands)	2011	2010
Finished products	$33,287	$33,177
Work-in-process	11,734	13,209
Raw materials	109,337	112,897
Total FIFO inventory	$154,358	$159,283
LIFO reserve	(13,261)	(12,877)
Total inventory	$141,097	$146,406

Note 4    Property and Equipment
Major classes of property and equipment at June 30 consist of the following:

(Amounts in Thousands)	2011	2010
Land	$12,849	$13,705
Buildings and improvements	184,684	180,810
Machinery and equipment	349,489	320,576
Construction-in-progress	9,765	9,159
Total	$556,787	$524,250
Less: Accumulated depreciation	(360,105)	(337,251)
Property and equipment, net	$196,682	$186,999

The useful lives used in computing depreciation are based on the Company's estimate of the service life of the classes of property, as follows:

Years
Buildings and improvements	5 to 50
Machinery and equipment	2 to 20
Leasehold improvements	Lesser of Useful Life or Term of Lease
Depreciation and amortization of property and equipment, including asset write-downs associated with the Company's restructuring plans, totaled, in millions, $29.0 for fiscal year 2011, $32.5 for fiscal year 2010, and $33.9 for fiscal year 2009.
At June 30, 2011, in thousands, assets totaling $2,807 were classified as held for sale, including $1,647 for a tract of land in Poland and $1,160 for a facility and land related to the Gaylord, Michigan exited operation, both within the EMS segment. The Poland land is reported as an EMS segment asset, and the Gaylord, Michigan facility and land are reported as unallocated corporate assets for segment reporting purposes. At June 30, 2010, the Company had, in thousands, assets totaling $1,160 classified as held for sale.

Note 5    Commitments and Contingent Liabilities
Leases:
Operating leases for certain office, showroom, manufacturing facilities, land, and equipment, which expire from fiscal year 2012 to 2056, contain provisions under which minimum annual lease payments are, in millions, $3.3, $2.8, $1.9, $1.5, and $0.8 for the five years ended June 30, 2016, respectively, and aggregate $0.7 million from fiscal year 2017 to the expiration of the leases in fiscal year 2056. The Company is obligated under certain real estate leases to maintain the properties and pay real estate taxes. Certain leases include renewal options and escalation clauses. Total rental expenses amounted to, in millions, $6.2, $5.4, and $6.1 in fiscal years 2011, 2010, and 2009, respectively, including certain leases requiring contingent lease payments based on warehouse space utilized, which amounted to expense of, in millions, $0.5, $0.4, and $1.1 in fiscal years 2011, 2010, and 2009, respectively.
As of June 30, 2011 and 2010, the Company had no capitalized leases.
Guarantees:
As of June 30, 2011 and 2010, the Company had no guarantees issued which were contingent on the future performance of another entity. Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary. The Company had a maximum financial exposure from unused standby letters of credit totaling $5.2 million as of June 30, 2011 and $4.2 million as of June 30, 2010. The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements. Accordingly, no liability has been recorded as of June 30, 2011 and 2010 with respect to the standby letters of credit. The Company also enters into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.
Changes in the product warranty accrual during fiscal years 2011, 2010, and 2009 were as follows:

(Amounts in Thousands)	2011	2010	2009
Product Warranty Liability at the beginning of the year	$1,818	$2,176	$1,470
Additions to warranty accrual (including changes in estimates)	1,060	59	1,820
Settlements made (in cash or in kind)	(769)	(417)	(1,114)
Product Warranty Liability at the end of the year	$2,109	$1,818	$2,176

Note 6    Long-Term Debt and Credit Facility
Long-term debt, less current maturities as of June 30, 2011 and 2010, was, in thousands, $286 and $299, respectively, and current maturities of long-term debt were, in thousands, $12 and $61, respectively. Long-term debt consists of a long-term note payable, which has an interest rate of 9.25% and matures in 2025. Aggregate maturities of long-term debt for the next five years are, in thousands, $12, $14, $15, $16, and $18, respectively, and aggregate $223 thereafter.
Credit facilities consisted of the following:

	Availability to Borrow at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	June 30, 2011	June 30, 2011	June 30, 2010
Primary revolving credit facility (1)	$94.8	$—	$—
Poland overdraft credit facility (2)	8.7	—	—
Other	0.3	—	—
Total	$103.8	$—	$—

(1)
The Company's primary revolving credit facility, which expires in April 2013, provides for up to $100 million in borrowings, with an option to increase the amount available for borrowing to $150 million at the Company's request, subject to participating banks' consent. The Company uses this facility for acquisitions and general corporate purposes. A commitment fee is payable on the unused portion of the credit facility which was immaterial to the Company's operating results for fiscal years 2011, 2010, and 2009. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 12.5 to 15.0 basis points per annum as determined by the Company's leverage ratio. Borrowings under the credit agreement bear interest at a floating rate based, at the Company's option, upon a London Interbank Offered Rate (LIBOR) plus an applicable percentage or the greater of the federal funds rate plus an applicable percentage and the prime rate. The credit facility requires the Company to comply with certain debt covenants including interest coverage ratio and net worth. The Company was in compliance with these covenants during the fiscal year ended June 30, 2011. The Company had $5.2 million in letters of credit against the credit facility at June 30, 2011.

The Company also maintains a foreign credit facility for its EMS segment operation in Thailand which is backed by the $100 million revolving credit facility. This foreign credit facility is reviewed for renewal annually and can be canceled at any time by either the bank or the Company. Interest on borrowing in US dollars under the facility is charged at 0.75% per annum over the Singapore Interbank Money Market Offered Rate (SIBOR). The interest rate on borrowings in Thai Baht under the facility is charged at the prevailing market rate.

(2)
The credit facility for the EMS segment operation in Poland allows for multi-currency borrowings up to a 6 million Euro equivalent (approximately $8.7 million U.S. dollars at June 30, 2011 exchange rates) and is available to cover bank overdrafts. Bank overdrafts may be deemed necessary to satisfy short-term cash needs at the Company's Poland location rather than funding from intercompany sources. This credit facility is reviewed for renewal annually and can be canceled at any time by either the bank or the Company. Interest on the overdraft is charged at 1.75% over the Euro Overnight Index Average (EONIA).

As of both June 30, 2011 and 2010, there were no outstanding short-term borrowings. Cash payments for interest on borrowings were, in thousands, $121, $203, and $1,807, in fiscal years 2011, 2010, and 2009, respectively. Capitalized interest expense was immaterial during fiscal years 2011, 2010, and 2009.

Note 7    Employee Benefit Plans
Retirement Plans:
The Company has a trusteed defined contribution retirement plan in effect for substantially all domestic employees meeting the eligibility requirements. The plan includes a 401(k) feature which permits participants to make voluntary contributions on a pre-tax basis. Payments by the Company to the trusteed plan have a five-year vesting schedule and are held for the sole benefit of participants.
The Company also maintains a supplemental employee retirement plan (SERP) for executive employees which enable them to defer cash compensation on a pre-tax basis in excess of IRS limitations. The SERP is structured as a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.
Company contributions for domestic employees are based on a percent of net income with certain minimum and maximum limits as determined annually by the Compensation and Governance Committee of the Board of Directors. Total expense related to employer contributions to the retirement plans was, in millions, $5.0, $4.5, and $0.0 for fiscal years 2011, 2010, and 2009, respectively.
Employees of certain foreign subsidiaries are covered by local pension or retirement plans. Total expense related to employer contributions to these foreign plans for fiscal years 2011, 2010, and 2009 was, in millions, $0.5, $0.6, and $0.7, respectively.
Severance Plans:
The Company maintains severance plans for all domestic employees which provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. There are no statutory requirements for the Company to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Benefits are based upon an employee's years of service and accumulate up to certain limits specified in the plans and include both salary and medical benefits. The components and changes in the Benefit Obligation, Accumulated Other Comprehensive Income (Loss), and Net Periodic Benefit Cost are as follows:

	June 30
(Amounts in Thousands)	2011	2010
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$5,900	$5,469
Service cost	934	854
Interest cost	264	408
Actuarial (gain) loss for the period	(1,501)	1,292
Benefits paid	(524)	(2,123)
Benefit obligation at end of year	$5,073	$5,900
Balance in current liabilities	$890	$1,035
Balance in noncurrent liabilities	4,183	4,865
Total benefit obligation recognized in the Consolidated Balance Sheets	$5,073	$5,900
Changes and Components in Accumulated Other Comprehensive Income (Loss) (before tax):
Accumulated Other Comprehensive Income (Loss) at beginning of year	$5,332	$5,078
Change in unrecognized prior service cost	(286)	(285)
Net change in unrecognized actuarial loss	(2,275)	539
Accumulated Other Comprehensive Income (Loss) at end of year	$2,771	$5,332
Balance in unrecognized prior service cost	$1,057	$1,343
Balance in unrecognized actuarial loss	1,714	3,989
Total Accumulated Other Comprehensive Income (Loss) recognized in Share Owners' Equity	$2,771	$5,332

	Year Ended June 30
Components of Net Periodic Benefit Cost (before tax):	2011	2010	2009
Service cost	$934	$854	$432
Interest cost	264	408	205
Amortization of prior service cost	286	285	285
Amortization of actuarial loss	774	753	517
Net periodic benefit cost recognized in the Consolidated Statements of Income	$2,258	$2,300	$1,439
The decrease in the benefit obligation primarily resulted from a decrease in the historical rate of severance payments used to project future severance eligible terminations. The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method and management judgment. Unusual or non-recurring severance actions, such as those disclosed in Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements, are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

The Company amortizes prior service costs on a straight-line basis over the average remaining service period of employees that were active at the time of the plan initiation and amortizes actuarial losses on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.
The estimated prior service cost and actuarial net loss for the severance plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are, pre-tax in thousands, $286 and $301, respectively.
Assumptions used to determine fiscal year end benefit obligations are as follows:

	2011	2010
Discount Rate	4.8%	5.0%
Rate of Compensation Increase	4.0%	4.0%
Weighted average assumptions used to determine fiscal year net periodic benefit costs are as follows:

	2011	2010	2009
Discount Rate	5.0%	6.2%	5.9%
Rate of Compensation Increase	4.0%	3.3%	4.5%

Note 8    Stock Compensation Plans
On August 19, 2003, the Board of Directors adopted the 2003 Stock Option and Incentive Plan (the "2003 Plan"), which was approved by the Company's Share Owners on October 21, 2008. Under the 2003 Plan, 2,500,000 shares of Common Stock were reserved for restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights for grant to officers and other key employees of the Company and to members of the Board of Directors who are not employees. The 2003 Plan is a ten-year plan. The Company also has stock options outstanding under a former stock incentive plan, which is described below. The pre-tax compensation cost that was charged against income for all of the plans was $1.3 million, $1.8 million, and $2.1 million in fiscal year 2011, 2010, and 2009, respectively. The total income tax benefit for stock compensation arrangements was $0.5 million, $0.7 million, and $0.9 million in fiscal year 2011, 2010, and 2009, respectively. The Company generally uses treasury shares for fulfillment of option exercises and issuance of performance shares.
Performance Shares:
The Company awards performance shares to officers and other key employees under the 2003 Plan. Under these awards, a number of shares will be issued to each participant based upon the attainment of the applicable bonus percentage calculated under the Company's profit sharing incentive bonus plan as applied to a total potential share award made and approved by the Compensation and Governance Committee. Performance shares are vested when issued shortly after the end of the fiscal year in which the performance measurement period is complete and are issued as Class A and Class B common shares. Certain outstanding performance shares are applicable to performance measurement periods in future fiscal years and will be measured at fair value when the performance targets are established in future fiscal years. The contractual life of performance shares ranges from one to five years. If a participant is not employed by the Company on the date shares are issued, the performance share award is forfeited, except in the case of death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in the Company's employment policy. Additionally, to the extent performance conditions are not fully attained, performance shares are forfeited.
A summary of performance share activity under the 2003 Plan during fiscal year 2011 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding at July 1, 2010	1,439,253	$6.25
Granted	723,788	$5.10
Vested	(141,049)	$6.25
Forfeited	(458,714)	$6.24
Performance shares outstanding at June 30, 2011	1,563,278	$5.10

As of June 30, 2011, there was approximately $2.0 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over annual performance periods ending August 2011 through August 2015, with a weighted average vesting period of 1.6 years. The fair value of performance shares is based on the stock price at the date of grant, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The weighted average grant date fair value was $5.10; $6.25; and $10.37 for performance share awards granted in fiscal year 2011, 2010, and 2009, respectively. During fiscal year 2011, 2010, and 2009, respectively, 141,049; 140,832; and 109,197 performance shares vested at a fair value of $0.9 million, $1.1 million, and $1.3 million. These shares are the total number of shares vested, prior to the reduction of shares withheld to satisfy tax withholding obligations. The number of shares presented in the above table, the amounts of unrecognized compensation, and the weighted average period include performance shares awarded that are applicable to future performance measurement periods and will be measured at fair value when the performance targets are established in future fiscal years.
Unrestricted Share Grants:
Under the 2003 Plan, unrestricted shares may be granted to employees and members of the Board of Directors as consideration for service to the Company. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal year 2011, 2010, and 2009, respectively, the Company granted a total of 46,977; 19,662; and 29,545 unrestricted shares of Class B common stock at an average grant date fair value of $6.71, $7.63, and $6.45, for a total fair value of $0.3 million, $0.2 million and $0.2 million. These shares are the total number of shares granted, prior to the reduction of shares withheld to satisfy tax withholding obligations. These shares were awarded to non-employee members of the Board of Directors as compensation for director's fees, as a result of directors' elections to receive unrestricted shares in lieu of cash payment. Director's fees are expensed over the period that directors earn the compensation. Other unrestricted shares were awarded to officers and other key employees as consideration for their service to the Company.
Restricted Share Units:
Nonvested Restricted Share Units (RSU) were awarded to officers and other key employees under the 2003 Plan in fiscal years prior to fiscal year 2011. As of June 30, 2011, there was no unrecognized compensation cost related to nonvested RSU compensation arrangements awarded under the 2003 Plan as all RSU's had vested. The total fair value of RSU awards vested during fiscal year 2011, 2010, and 2009 was, in thousands, $0, $3,366, and $4,137, respectively.
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
There were no stock option grants awarded during fiscal years 2011, 2010, and 2009. For outstanding awards, the fair value at the date of the grant was estimated using the Black-Scholes option pricing model. Options outstanding are exercisable two to five years after the date of grant and expire ten years after the date of grant. Stock options are forfeited when employment terminates, except in the case of retirement at age 62 or older, death, permanent disability, or certain other circumstances described in the Company's employment policy.

A summary of stock option activity during fiscal year 2011 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at July 1, 2010	648,460	$15.13
Granted	—	$—
Exercised	—	$—
Forfeited	(9,375)	$15.09
Expired	(19,500)	$16.17
Options outstanding at June 30, 2011	619,585	$15.10	1.1 years	$—
Options vested and exercisable at June 30, 2011	619,585	$15.10	1.1 years	$—

No options were exercised during fiscal years 2011, 2010, and 2009.

Note 9    Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income tax benefits associated with net operating losses of, in thousands, $5,749 expire from fiscal year 2013 to 2031. Income tax benefits associated with tax credit carryforwards of, in thousands, $6,272, expire from fiscal year 2012 to 2025. A valuation reserve was provided as of June 30, 2011 for deferred tax assets relating to certain foreign and state net operating losses of, in thousands, $1,967, certain state tax credit carryforwards of, in thousands, $4,560, and, in thousands, $171 related to other deferred tax assets that the Company currently believes are more likely than not to remain unrealized in the future.

The components of the deferred tax assets and liabilities as of June 30, 2011 and 2010, were as follows:
(Amounts in Thousands)	2011	2010
Deferred Tax Assets:
Receivables	$1,420	$2,337
Inventory	2,409	3,007
Employee benefits	608	960
Deferred compensation	12,092	10,819
Other current liabilities	1,583	1,513
Warranty reserve	698	674
Credit carryforwards	6,272	4,279
Restructuring	3,173	3,661
Goodwill	4,011	4,508
Net operating loss carryforward	5,749	6,403
Net foreign currency losses	—	1,082
Miscellaneous	2,698	3,136
Valuation Allowance	(6,698)	(5,777)
Total asset	$34,015	$36,602
Deferred Tax Liabilities:
Property & equipment	$6,986	$5,630
Capitalized software	115	136
Net foreign currency gains	1,677	—
Miscellaneous	597	590
Total liability	$9,375	$6,356
Net Deferred Income Taxes	$24,640	$30,246

The components of income (loss) before taxes on income are as follows:
	Year Ended June 30
(Amounts in Thousands)	2011	2010	2009
United States	$(2,966)	$(8,434)	$30,658
Foreign	7,403	14,402	(5,332)
Total income before income taxes on income	$4,437	$5,968	$25,326
Foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. The aggregate unremitted earnings of the Company's foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $72.8 million as of June 30, 2011. Determination of the amount of unrecognized deferred tax liability on unremitted earnings is not practicable.

The provision (benefit) for income taxes is composed of the following items:
	Year Ended June 30
(Amounts in Thousands)	2011	2010	2009
Currently Payable (Refundable):
Federal	$(2,527)	$(6,768)	$9,457
Foreign	(130)	3,474	1,521
State	150	(305)	1,713
Total current	(2,507)	(3,599)	12,691
Deferred Taxes:
Federal	1,090	1,407	(2,554)
Foreign	1,509	(1,553)	(1,294)
State	(577)	(1,090)	(845)
Total deferred	2,022	(1,236)	(4,693)
Total provision (benefit) for income taxes	$(485)	$(4,835)	$7,998

A reconciliation of the statutory U.S. income tax rate to the Company's effective income tax rate follows:
	Year Ended June 30
	2011		2010		2009
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax computed at U.S. federal statutory rate	$1,553	35.0%	$2,089	35.0%	$8,864	35.0%
State income taxes, net of federal income tax benefit	(277)	(6.3)	(907)	(15.2)	565	2.2
Foreign tax effect	(1,213)	(27.3)	(3,120)	(52.3)	2,093	8.3
Tax-exempt interest income	—	—	(169)	(2.8)	(559)	(2.2)
Domestic manufacturing deduction	—	—	—	—	86	0.3
Research credit	(751)	(16.9)	(674)	(11.3)	(753)	(3.0)
Foreign subsidiary bad debt deduction	—	—	—	—	(2,411)	(9.5)
Foreign subsidiary land and building gain	—	—	(2,236)	(37.5)	—	—
Other - net	203	4.6	182	3.1	113	0.5
Total provision (benefit) for income taxes	$(485)	(10.9)%	$(4,835)	(81.0)%	$7,998	31.6%

Net cash payments (refunds) for income taxes were, in thousands, $(2,851), $8,866, and $2,848 in fiscal years 2011, 2010, and 2009, respectively.

Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2011, 2010, and 2009 were as follows:

(Amounts in Thousands)	2011	2010	2009
Beginning balance - July 1	$2,466	$2,165	$1,020
Tax positions related to prior fiscal years:
Additions	312	532	341
Reductions	(77)	(130)	—
Tax positions related to current fiscal year:
Additions	96	74	985
Reductions	(42)	—	(3)
Settlements	(74)	(36)	(3)
Lapses in statute of limitations	(182)	(139)	(175)
Ending balance - June 30	$2,499	$2,466	$2,165
Portion that, if recognized, would reduce tax expense and effective tax rate	$2,125	$2,097	$1,905
The Company recognizes interest and penalties related to unrecognized tax benefits in the Provision (Benefit) for Income Taxes line of the Consolidated Statements of Income. Amounts accrued for interest and penalties were as follows:

(Amounts in Thousands)	As of June 30, 2011	As of June 30, 2010	As of June 30, 2009
Accrued Interest and Penalties:
Interest	$230	$311	$344
Penalties	86	117	146
Accrued interest and penalties are not included in the tabular roll forward of unrecognized tax benefits above. Interest and penalties recognized for fiscal years 2011, 2010, and 2009 were, in thousands, income of $107, $72, and $10, respectively.
The Company, or one of its wholly-owned subsidiaries, files U.S. federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2008. The Company is subject to various state and local income tax examinations by tax authorities for years after June 30, 2002 and various foreign jurisdictions for years after June 30, 2004. The Company does not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on the results of operations or the financial position of the Company.

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

Recurring Fair Value Measurements:
As of June 30, 2011 and 2010, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	June 30, 2011
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$32,021	$—	$—	$32,021
Derivatives: Foreign exchange contracts	—	1,044	—	1,044
Derivatives: Stock warrants	—	—	1,437	1,437
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	16,138	—	—	16,138
Total assets at fair value	$48,159	$1,044	$1,437	$50,640
Liabilities
Derivatives: Foreign exchange contracts	$—	$1,684	$—	$1,684
Total liabilities at fair value	$—	$1,684	$—	$1,684

	June 30, 2010
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$32,706	$—	$—	$32,706
Available-for-sale securities: Convertible debt securities	—	—	2,496	2,496
Derivatives: Foreign exchange contracts	—	2,223	—	2,223
Derivatives: Stock warrants	—	—	395	395
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	13,071	—	—	13,071
Total assets at fair value	$45,777	$2,223	$2,891	$50,891
Liabilities
Derivatives: Foreign exchange contracts	$—	$392	$—	$392
Total liabilities at fair value	$—	$392	$—	$392
During fiscal year 2010, the Company purchased convertible debt securities of $2.3 million and stock warrants of $0.4 million. During fiscal year 2011, the convertible debt securities experienced an other-than-temporary decline in fair market value resulting in a $1.2 million impairment loss and, upon a qualified financing, were subsequently converted to non-marketable equity securities. The investment in non-marketable equity securities is accounted for as a cost-method investment and is included in the Disclosure of Other Financial Instruments section that follows. See Note 13 - Investments of Notes to Consolidated Financial Statements for further information regarding the convertible debt securities and non-marketable equity securities. The revaluation of stock warrants resulted in a $1.0 million derivative gain as a result of the qualified financing. See Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements for further information regarding the stock warrants.
The nonqualified supplemental employee retirement plan (SERP) assets consist of equity funds, balanced funds, a bond fund, and a money market fund. The SERP investment assets are exactly offset by a SERP liability which represents the Company's obligation to distribute SERP funds to participants. See Note 13 - Investments of Notes to Consolidated Financial Statements for further information regarding the SERP.
Non-Recurring Fair Value Measurements:
During fiscal year 2011, the Company had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

Disclosure of Other Financial Instruments:
Other financial instruments that are not reflected in the Consolidated Balance Sheets at fair value have carrying amounts that approximate fair value as follows:

Assets	Liabilities
Certain cash and cash equivalents	Accounts payable
Receivables	Dividends payable
Other assets not recorded at fair value	Accrued expenses

The fair value of long-term debt, excluding capital leases, was estimated using a discounted cash flow analysis based on quoted long-term debt market rates adjusted for the Company's non-performance risk. There was an immaterial difference between the carrying value and estimated fair value of long-term debt as of June 30, 2011 and 2010.

Non-marketable equity securities are accounted for under the cost method of accounting, which carries the shares at cost except in the event of impairment. These securities were received in June 2011 as a result of a conversion of convertible notes, which had been adjusted to fair value prior to the conversion. The $1.8 million carrying value of non-marketable securities as of June 30, 2011 is approximately equal to the fair value.

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
The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of June 30, 2011, the Company had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $16.9 million and to hedge currencies against the Euro in the aggregate notional amount of 27.5 million EUR. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of June 30, 2011, the Company estimates that $0.1 million of pre-tax derivative gains deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the fiscal year ending June 30, 2012. Gains on foreign exchange contracts are generally offset by losses in operating costs in the income statement when the underlying hedged transaction is recognized in earnings.

Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time the Company had hedged its exposure to the variability in future cash flows was 12 and 11 months as of June 30, 2011 and June 30, 2010, respectively.
Stock Warrants:
In conjunction with the Company's investments in convertible debt securities of a privately-held company during fiscal year 2010, the Company received common and preferred stock warrants which provide the right to purchase the privately-held company's equity securities at a specified exercise price.

As part of the June 2011 qualified financing related to the convertible debt securities, the latest preferred stock offering price of warrants was modified to a $0.25 per share exercise price (originally based on the previous offering price of $1.50), and the number of warrants was modified to 11 million shares (originally 1,833,000 shares). The qualified financing did not impact the common warrants, which remained at a $0.15 per share exercise price (2,750,000 shares). The current market value of the underlying securities was estimated based on the per share valuation of the underlying privately-held company, using a discounted cash flow method. The revaluation of warrants due to the change in terms and the valuation of underlying business resulted in a $1.0 million gain during fiscal year 2011, recognized in the Non-operating income line item on the Consolidated Statements of Income. See Note 13 - Investments of Notes to Consolidated Financial Statements for further information regarding the qualified financing and conversion of debt securities.

The value of the stock warrants fluctuates primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. The stock warrants expire in June 2017.
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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30 2011	June 30 2010	Balance Sheet Location	June 30 2011	June 30 2010
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$644	$525	Accrued expenses	$415	$339

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	400	1,698	Accrued expenses	1,269	53
Stock warrants	Other assets (long-term)	1,437	395
Total derivatives		$2,481	$2,618		$1,684	$392

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
		June 30
(Amounts in Thousands)		2011	2010	2009
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts		$1,063	$2,494	$(13,832)

The Effect of Derivative Instruments on Consolidated Statements of Income

(Amounts in Thousands)		Fiscal Year Ended June 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2011	2010	2009
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Net Sales	$—	$15	$(280)
Foreign exchange contracts	Cost of Sales	1,674	143	(5,749)
Foreign exchange contracts	Non-operating income	(121)	36	(1,878)
Total		$1,553	$194	$(7,907)

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income	$2	$44	$165

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income	$(4,322)	$1,355	$1,274
Stock warrants	Non-operating income	1,041	(7)	—
Total		$(3,281)	$1,348	$1,274

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(1,726)	$1,586	$(6,468)

Note 13    Investments
Municipal Securities:
The Company's investment portfolio included available-for-sale securities which were comprised of exempt securities issued by municipalities ("Municipal Securities"). During fiscal year 2010, the Company sold all of its municipal securities and thus had no municipal securities outstanding as of June 30, 2011 and 2010.
Activity for the municipal securities that were classified as available-for-sale was as follows:

	For the Year Ended June 30
(Amounts in Thousands)	2011	2010	2009
Proceeds from sales	$—	$28,937	$34,337
Gross realized gains from sale of available-for-sale securities included in earnings	—	639	1,114
Gross realized losses from sale of available-for-sale securities included in earnings	—	—	(88)
Net unrealized holding gain (loss) included in Other Comprehensive Income (Loss)	—	(131)	1,377
Net (gains) losses reclassified out of Other Comprehensive Income (Loss)	—	(639)	(1,026)
Realized gains and losses are reported in the Other Income (Expense) category of the Consolidated Statements of Income. The cost of each individual security was used in computing the realized gains and losses. No other-than-temporary impairment was recorded on municipal securities during fiscal years 2011, 2010, and 2009.
Convertible Debt and Non-marketable Equity Securities:
During fiscal year 2010, the Company purchased secured convertible promissory notes from a privately-held company. The convertible notes were accounted for as available-for-sale debt securities and were recorded at fair value, approximated using the amortized cost basis of the notes. See Note 11 - Fair Value of Notes to Consolidated Financial Statements for more information on the fair value of available-for-sale securities. Available-for-sale securities were included in the Short-Term Investments line of the Consolidated Balance Sheets. At June 30, 2010, the fair value of the convertible notes was $2.5 million, excluding accrued interest. Interest accrued on the debt securities at a rate of 8.00% per annum and was due with the principal in June 2011. In connection with the purchase of the debt securities, the Company also received stock warrants to purchase the common and preferred stock of the privately-held company at a specified exercise price. See Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements for further information regarding the stock warrants.

In June 2011, the privately-held company completed a qualified financing, resulting in the conversion of the convertible notes into 12.2 million preferred shares. Prior to the conversion, the Company determined that its investment in convertible notes had experienced an other-than-temporary decline in fair market value. Because there was no active market for the convertible notes, the fair market value of the convertible notes was calculated using a discounted cash flow method, resulting in a new cost basis, including accrued interest, of $1.8 million. The valuation of the convertible notes resulted in a $1.2 million impairment loss recognized in earnings during fiscal year 2011. The subsequent conversion of the convertible notes to shares had no earnings impact. The new shares are classified as non-marketable equity securities accounted for under the cost method of accounting, which carries the shares at cost except in the event of impairment. The new shares had a carrying value of $1.8 million at June 30, 2011, and are included in the Other Assets line of the Consolidated Balance Sheets.
In the aggregate, the former investment in convertible notes and the current investment in private equity do not rise to the level of a material variable interest or a controlling interest in the privately-held company which would require consolidation.
Supplemental Employee Retirement Plan Investments:
The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and exactly offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains and (losses) for the fiscal years ended June 30, 2011, 2010, and 2009 was, in thousands, $2,611, $1,385, and $(2,739), respectively. SERP asset and liability balances were as follows:

	June 30
(Amounts in Thousands)	2011	2010
SERP investment - current asset	$5,604	$4,822
SERP investment - other long-term asset	10,534	8,249
Total SERP investment	$16,138	$13,071
SERP obligation - current liability	$5,604	$4,822
SERP obligation - other long-term liability	10,534	8,249
Total SERP obligation	$16,138	$13,071

Note 14    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2011	2010
Taxes	$8,290	$6,799
Compensation	26,445	23,197
Retirement plan	4,809	4,344
Insurance	3,598	4,821
Restructuring	7,958	2,500
Other expenses	15,216	11,262
Total accrued expenses	$66,316	$52,923

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
Included in the EMS segment are sales to one major customer. Sales to Bayer AG affiliates totaled, in millions, $135.7, $169.6, and $149.5 in fiscal years 2011, 2010, and 2009, respectively, representing 11%, 15%, and 12% of consolidated net sales, respectively, for such periods.
The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements with additional explanation of segment allocations as follows. Corporate assets and operating costs are allocated to the segments based on the extent to which each segment uses a centralized function, where practicable. However, certain common costs have been allocated among segments less precisely than would be required for standalone financial information prepared in accordance with accounting principles generally accepted in the United States of America. Unallocated corporate assets include cash and cash equivalents, investments, and other assets not allocated to segments. Unallocated corporate income consists of income not allocated to segments for purposes of evaluating segment performance and includes income from corporate investments and other non-operational items. Sales between the Furniture segment and EMS segment are not material.
The Company evaluates segment performance based upon several financial measures, including economic profit, which incorporates a segment's cost of capital when evaluating financial performance, operating income, and net income. Operating income and net income are reported for each segment as they are the measures most consistent with the measurement principles used in the Company's consolidated financial statements.
The Company aggregates multiple operating segments into each reportable segment. The aggregated operating segments have similar economic characteristics and meet the other aggregation criteria required by U.S. GAAP.

	At or For the Year Ended June 30, 2011
	Electronic Manufacturing Services	Furniture	Unallocated Corporate and Eliminations	Consolidated

(Amounts in Thousands)
Net Sales	$721,419	$481,178	$—	$1,202,597
Depreciation and Amortization	17,153	14,054	—	31,207
Operating Income (Loss)	5,487	1,077	(4,148)	2,416
Interest Income	—	—	820	820
Interest Expense	22	—	99	121
Provision (Benefit) for Income Taxes	(452)	256	(289)	(485)
Net Income (1)	4,067	472	383	4,922
Total Assets	377,067	191,275	57,970	626,312
Goodwill	2,644	—	—	2,644
Capital Expenditures	24,863	6,508	—	31,371

	At or For the Year Ended June 30, 2010
	Electronic Manufacturing Services	Furniture	Unallocated Corporate and Eliminations	Consolidated

(Amounts in Thousands)
Net Sales	$709,133	$413,611	$64	$1,122,808
Depreciation and Amortization	20,570	14,190	—	34,760
Operating Income (Loss)	15,291	(9,374)	(3,226)	2,691
Interest Income	—	—	1,188	1,188
Interest Expense	77	—	65	142
Provision (Benefit) for Income Taxes	(361)	(4,104)	(370)	(4,835)
Net Income (Loss) (2)	15,731	(5,751)	823	10,803
Total Assets	384,491	182,396	69,864	636,751
Goodwill	2,443	—	—	2,443
Capital Expenditures	22,455	12,336	—	34,791

	At or For the Year Ended June 30, 2009
	Electronic Manufacturing Services	Furniture	Unallocated Corporate and Eliminations	Consolidated

(Amounts in Thousands)
Net Sales	$642,802	$564,618	$—	$1,207,420
Depreciation and Amortization	22,181	15,437	—	37,618
Goodwill Impairment	12,826	1,733	—	14,559
Operating Income (Loss)	(21,981)	13,826	33,840	25,685
Interest Income	—	—	2,499	2,499
Interest Expense	320	—	1,245	1,565
Provision (Benefit) for Income Taxes	(9,150)	5,054	12,094	7,998
Net Income (Loss) (3)	(11,768)	8,285	20,811	17,328
Total Assets	351,506	184,755	106,008	642,269
Goodwill	2,608	—	—	2,608
Capital Expenditures	36,958	10,721	—	47,679

(1)
Includes after-tax restructuring charges of $0.6 million in fiscal year 2011. The EMS segment and Unallocated Corporate and Eliminations recorded, respectively, $0.5 million expense and $0.1 million expense. See Note 18 - Restructuring Expense of Notes to the Consolidated Financial Statements for further discussion.

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

(3)
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

Geographic Area:
The following geographic area data includes net sales based on the location where title transfers and long-lived assets based on physical location. Long-lived assets include property and equipment and other long-term assets such as software.

	At or For the Year Ended June 30
(Amounts in Thousands)	2011	2010	2009
Net Sales:
United States	$817,252	$699,620	$795,861
Poland (4)	132,518	3,877	25
United Kingdom (4)	26,723	113,576	211,766
Other Foreign	226,104	305,735	199,768
Total net sales	$1,202,597	$1,122,808	$1,207,420
Long-Lived Assets:
United States	$134,639	$134,115	$142,187
Poland	47,765	40,905	44,807
Other Foreign	21,630	19,563	22,806
Total long-lived assets	$204,034	$194,583	$209,800

(4)
The increase in Poland net sales and the decline in United Kingdom net sales in fiscal year 2011 compared to fiscal year 2010 are due to the transfer of production between these locations which resulted in a change in the shipping destination to Poland.

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

EARNINGS PER SHARE
	Year Ended June 30, 2011			Year Ended June 30, 2010			Year Ended June 30, 2009
(Amounts in Thousands, Except for Per Share Data)	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Basic Earnings Per Share:
Dividends Declared	$1,889	$5,448	$7,337	$1,955	$5,376	$7,331	$4,617	$10,944	$15,561
Less: Unvested Participating Dividends	—	—	—	(9)	—	(9)	(67)	—	(67)
Dividends to Common Share Owners	1,889	5,448	7,337	1,946	5,376	7,322	4,550	10,944	15,494
Undistributed Earnings (Loss)			(2,415)			3,472			1,767
Less: Earnings (Loss) Allocated to Participating Securities			—			(4)			(7)
Undistributed Earnings (Loss) Allocated to Common Share Owners	(672)	(1,743)	(2,415)	990	2,478	3,468	523	1,237	1,760
Income Available to Common Share Owners	$1,217	$3,705	$4,922	$2,936	$7,854	$10,790	$5,073	$12,181	$17,254
Average Basic Common Shares Outstanding	10,493	27,233	37,726	10,694	26,765	37,459	11,036	26,125	37,161
Basic Earnings Per Share	$0.12	$0.14		$0.27	$0.29		$0.46	$0.47
Diluted Earnings Per Share:
Dividends Declared and Assumed Dividends on Dilutive Shares	$1,916	$5,448	$7,364	$1,972	$5,377	$7,349	$4,632	$10,945	$15,577
Less: Unvested Participating Dividends	—	—	—	(9)	—	(9)	(67)	—	(67)
Dividends and Assumed Dividends to Common Share Owners	1,916	5,448	7,364	1,963	5,377	7,340	4,565	10,945	15,510
Undistributed Earnings (Loss)			(2,442)			3,454			1,751
Less: Earnings (Loss) Allocated to Participating Securities			—			(4)			(7)
Undistributed Earnings (Loss) Allocated to Common Share Owners	(686)	(1,756)	(2,442)	991	2,459	3,450	520	1,224	1,744
Income Available to Common Share Owners	$1,230	$3,692	$4,922	$2,954	$7,836	$10,790	$5,085	$12,169	$17,254
Average Diluted Common Shares Outstanding	10,639	27,234	37,873	10,791	26,770	37,561	11,121	26,151	37,272
Diluted Earnings Per Share	$0.12	$0.14		$0.27	$0.29		$0.46	$0.47
Reconciliation of Basic and Diluted EPS Calculations:
Income Used for Basic EPS Calculation	$1,217	$3,705	$4,922	$2,936	$7,854	$10,790	$5,073	$12,181	$17,254
Assumed Dividends Payable on Dilutive Shares:
Performance shares	27	—	27	17	1	18	15	1	16
Increase (Reduction) of Undistributed Earnings (Loss) - allocated based on Class A and Class B shares	(14)	(13)	(27)	1	(19)	(18)	(3)	(13)	(16)
Income Used for Diluted EPS Calculation	$1,230	$3,692	$4,922	$2,954	$7,836	$10,790	$5,085	$12,169	$17,254
Average Shares Outstanding for Basic EPS Calculation	10,493	27,233	37,726	10,694	26,765	37,459	11,036	26,125	37,161
Dilutive Effect of Average Outstanding:
Performance shares	146	1	147	97	5	102	38	2	40
Restricted share units	—	—	—	—	—	—	47	24	71
Average Shares Outstanding for Diluted EPS Calculation	10,639	27,234	37,873	10,791	26,770	37,561	11,121	26,151	37,272

Included in dividends declared for the basic and diluted earnings per share computation for fiscal year 2010 and 2009 are dividends computed and accrued on unvested Class A and Class B restricted share units, which were paid by a conversion to the equivalent value of common shares on the vesting date. Restricted share units held by retirement-age participants had a nonforfeitable right to dividends and were deducted from the above dividends and undistributed earnings figures allocable to common Share Owners. All restricted share units vested during fiscal year 2010.

In fiscal year 2011, 2010, and 2009, respectively, all 625,000, 693,000, and 755,000 average stock options outstanding were antidilutive and were excluded from the dilutive calculation.

Note 17   Comprehensive Income
Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income consists of net income and other comprehensive income (loss), which includes the net change in unrealized gains and losses on investments, foreign currency translation adjustments, the net change in derivative gains and losses, net actuarial change in postemployment severance, and postemployment severance prior service cost.

	Year Ended June 30, 2011			Year Ended June 30, 2010			Year Ended June 30, 2009
(Amounts in Thousands)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$4,922			$10,803			$17,328
Other comprehensive income (loss):
Foreign currency translation adjustments	$13,218	$(2,905)	$10,313	$(12,672)	$2,288	$(10,384)	$(4,143)	$(1,891)	$(6,034)
Postemployment severance actuarial change	1,501	(599)	902	(1,292)	515	(777)	(3,853)	1,536	(2,317)
Other fair value changes:
Available-for-sale securities	—	—	—	(131)	52	(79)	1,377	(549)	828
Derivatives	1,063	(489)	574	2,494	(587)	1,907	(13,832)	3,962	(9,870)
Reclassification to (earnings) loss:
Available-for-sale securities	—	—	—	(639)	255	(384)	(1,026)	409	(617)
Derivatives	(1,555)	523	(1,032)	(238)	55	(183)	7,742	(3,023)	4,719
Amortization of prior service costs	286	(115)	171	285	(112)	173	285	(114)	171
Amortization of actuarial change	774	(309)	465	753	(300)	453	517	(206)	311
Other comprehensive income (loss)	$15,287	$(3,894)	$11,393	$(11,440)	$2,166	$(9,274)	$(12,933)	$124	$(12,809)
Total comprehensive income			$16,315			$1,529			$4,519

Accumulated other comprehensive income (loss), net of tax effects, was as follows:

	Year Ended June 30
	2011	2010	2009
(Amounts in Thousands)
Foreign currency translation adjustments	$7,750	$(2,563)	$7,821
Unrealized gain (loss) from:
Available-for-sale securities	—	—	463
Derivatives	(4,465)	(4,007)	(5,731)
Postemployment benefits:
Prior service costs	(636)	(807)	(980)
Net actuarial loss	(1,031)	(2,398)	(2,074)
Accumulated other comprehensive income (loss)	$1,618	$(9,775)	$(501)

Note 18   Restructuring Expense
The Company recognized consolidated pre-tax restructuring expense of $1.0 million, $2.1 million, and $3.0 million in fiscal years 2011, 2010, and 2009, respectively. The actions discussed below represent the majority of the restructuring costs during the fiscal years presented in the summary table on the following page. Former restructuring plans that are substantially complete and did not have significant expense during the fiscal years presented are included in the summary table on the following page under the Other Restructuring Plans captions and include the Company-wide workforce restructuring plan, the Furniture segment office furniture manufacturing consolidation plan, and the EMS Gaylord and Hibbing restructuring plans.
The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company's Consolidated Statements of Income.

Fremont Restructuring Plan:
During the fourth quarter of fiscal year 2011, the Company approved a plan to exit a small leased EMS assembly facility located in Fremont, California. A majority of the business will be transferred to an existing Jasper, Indiana EMS facility by mid-fiscal year 2012. The Company expects total pre-tax restructuring charges to be approximately $0.9 million, including $0.3 million related to severance and other employee transition costs, and $0.6 million related to lease and other exit costs.
European Consolidation Plan:
During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland. The plan is being executed in stages with a projected final completion date of mid-fiscal year 2012. As part of the plan:

•	The Company successfully completed the move of production from Longford, Ireland, into a former Poznan, Poland facility during the fiscal year 2009 second quarter.

•	Construction of a new, larger facility in Poland was completed.

•
The Company sold the former Poland facility and land during fiscal year 2010 and recorded a $6.7 million pre-tax gain which is included in the Other General Income line on the Company's Consolidated Statements of Income.

•	The former Poland facility was leased back until the transfer of the remaining production to the new facility was completed in fiscal year 2011.

•
The Company is in the process of consolidating its EMS facility located in Wales, United Kingdom into the new facility, which is expected to improve the Company's margins in the very competitive EMS market.

The Company currently estimates that the total pre-tax charges, excluding the gain on the sale of the former facility and construction of the new facility, related to the consolidation activities will be approximately, in millions, $21.4 consisting of $20.0 of severance and other employee costs, $0.5 of property and equipment asset impairment, $0.4 of lease exit costs, and $0.5 of other exit costs.

Summary of All Plans

	Accrued June 30, 2010 (4)	Fiscal Year Ended June 30, 2011					Accrued June 30, 2011 (4)	Total Charges Incurred Since Plan Announcement (5)	Total Expected Plan Costs (5)
(Amounts in Thousands)		Amounts Charged Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Adjustments
EMS Segment
FY 2011 Fremont Restructuring Plan
Transition and Other Employee Costs	$—	$246	$18	$—	$—		$264	$264	$264
Plant Closure and Other Exit Costs	—	20	—	(20)	—		—	20	594
Total	$—	$266	$18	$(20)	$—		$264	$284	$858
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$9,181	$619	$—	$(2,776)	$670	(6)	$7,694	$19,894	$20,005
Asset Write-downs	—	—	—	—	—		—	522	522
Plant Closure and Other Exit Costs	—	2	—	(2)	—		—	658	891
Total	$9,181	$621	$—	$(2,778)	$670		$7,694	$21,074	$21,418
Total EMS Segment	$9,181	$887	$18	$(2,798)	$670		$7,958	$21,358	$22,276
Unallocated Corporate
Other Restructuring Plans (1)	—	104	—	(104)	—		—	765	892
Consolidated Total of All Plans	$9,181	$991	$18	$(2,902)	$670		$7,958	$22,123	$23,168

		Fiscal Year Ended June 30, 2010
(Amounts in Thousands)	Accrued June 30, 2009 (4)	Amounts Charged (Income) Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Adjustments		Accrued June 30, 2010 (4)
EMS Segment
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$12,288	$1,673	$—	$(3,681)	$(1,099)	(6)	$9,181
Asset Write-downs	—	—	176	(176)	—		—
Plant Closure and Other Exit Costs	—	200	—	(200)	—		—
Total EMS Segment	$12,288	$1,873	$176	$(4,057)	$(1,099)		$9,181
Furniture Segment
Other Restructuring Plans (2)	—	(83)	—	83	—		—
Unallocated Corporate
Other Restructuring Plans (2)	—	85	—	(85)	—		—
Consolidated Total of All Plans	$12,288	$1,875	$176	$(4,059)	$(1,099)		$9,181

	Accrued June 30, 2008 (4)	Fiscal Year Ended June 30, 2009					Accrued June 30, 2009 (4)
(Amounts in Thousands)		Amounts Charged (Income) Cash	Amounts Charged (Income) Non-cash	Amounts Utilized/ Cash Paid	Adjustments
EMS Segment
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$15,117	$1,851	$—	$(2,498)	$(2,182)	(6)	$12,288
Asset Write-downs	—	—	(63)	63	—		—
Plant Closure and Other Exit Costs	—	394	—	(394)	—		—
Total	$15,117	$2,245	$(63)	$(2,829)	$(2,182)		$12,288
Other Restructuring Plans (3)	521	252	(41)	(732)	—		—
Total EMS Segment	$15,638	$2,497	$(104)	$(3,561)	$(2,182)		$12,288
Furniture Segment
Other Restructuring Plans (3)	487	(26)	168	(629)	—		—
Unallocated Corporate
Other Restructuring Plans (3)	183	232	214	(629)	—		—
Consolidated Total of All Plans	$16,308	$2,703	$278	$(4,819)	$(2,182)		$12,288

(1)	The Other Restructuring Plan with charges during fiscal year 2011 is the Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007.

(2)
Other Restructuring Plans with charges during fiscal year 2010 include the Furniture segment office furniture manufacturing consolidation plan initiated in fiscal year 2009 and the Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007.

(3)
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

(4)
Accrued restructuring at June 30, 2011 was $8.0 million recorded in current liabilities. At June 30, 2010 accrued restructuring was $9.2 million consisting of $2.5 million recorded in current liabilities and $6.7 million recorded in other long-term liabilities. At June 30, 2009 accrued restructuring was $12.3 million consisting of $3.8 million recorded in current liabilities and $8.5 million recorded in other long-term liabilities.

(5)
These columns include restructuring plans that were active during fiscal year 2011, including the EMS segment European Consolidation Plan initiated in fiscal year 2008, the EMS segment Fremont Restructuring Plan initiated in fiscal year 2011, and the Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007.

(6)	The effect of changes in foreign currency exchange rates within the EMS segment due to revaluation of the restructuring liability is included in this amount.

Note 19    Variable Interest Entities
The Company's involvement with variable interest entities (VIEs) is limited to situations in which the Company is not the primary beneficiary as the Company lacks the power to direct the activities that most significantly impact the VIE's economic performance. Thus, consolidation is not required.
The Company is involved with VIEs consisting of an investment in preferred stock and stock warrants of a privately-held company, a note receivable related to the sale of an Indiana facility, and notes receivable resulting from loans provided to an electronics engineering services firm during fiscal year 2011. The Company also has a business development cooperation agreement with the electronic engineering services firm. For information related to the Company's investment in the privately-held company, see Note 13 - Investments and Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements. The combined carrying value of the notes receivable is $2.8 million, with no reserve, as of June 30, 2011, with the short-term portion recorded on the Receivables line and the long-term portion recorded on the Other Assets line of the Company's Consolidated Balance Sheet. The Company has no material exposure related to the VIEs in addition to the items recorded on its Consolidated Balance Sheet.
The Company has no obligation to provide additional funding to the VIEs, and thus its risk of loss related to the VIEs is limited to the carrying value of the investments and notes receivable. The Company did not provide any financial support in addition to the items discussed above to the VIEs during the fiscal year ended June 30, 2011.

Note 20   Credit Quality and Allowance for Credit Losses of Notes Receivable

The Company monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. The Company holds collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of June 30, 2011, none of the outstanding notes receivable are past due.

	As of June 30, 2011
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,334	$—	$1,334
Notes Receivable from an Electronics Engineering Services Firm	1,420	—	1,420
Total	$2,754	$—	$2,754

Note 21    Quarterly Financial Information (Unaudited)

	Three Months Ended
(Amounts in Thousands, Except for Per Share Data)	September 30	December 31	March 31	June 30
Fiscal Year 2011:
Net Sales	$294,676	$310,632	$314,466	$282,823
Gross Profit	47,147	49,576	50,691	47,178
Restructuring Expense	117	368	68	456
Net Income	456	876	3,306	284
Basic Earnings Per Share:
Class A	$0.01	$0.02	$0.08	$—
Class B	$0.01	$0.02	$0.09	$0.01
Diluted Earnings Per Share:
Class A	$0.01	$0.02	$0.08	$—
Class B	$0.01	$0.02	$0.09	$0.01
Fiscal Year 2010:
Net Sales	$274,659	$275,161	$282,347	$290,641
Gross Profit	47,184	44,141	40,377	44,831
Other General Income (1)	—	(3,256)	(6,724)	—
Restructuring Expense	486	291	933	341
Net Income	1,774	1,906	6,330	793
Basic Earnings Per Share:
Class A	$0.04	$0.05	$0.17	$0.02
Class B	$0.05	$0.05	$0.17	$0.02
Diluted Earnings Per Share:
Class A	$0.04	$0.05	$0.17	$0.02
Class B	$0.05	$0.05	$0.17	$0.02

(1)
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
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2011, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.
(b) Management's report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this report. The effectiveness of the Company's internal control over financial reporting as of June 30, 2011 has been audited by the Company's independent registered public accounting firm.  Management's report and the independent registered public accounting firm's attestation report are included in the Company's Consolidated Financial Statements under the captions entitled "Management's Report on Internal Control Over

Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.
(c) Changes in internal control over financial reporting.
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B - Other Information
None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 18, 2011 under the caption "Election of Directors."
Committees
The information required by this item with respect to the Audit Committee and its financial expert and with respect to the Compensation and Governance Committee's responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 18, 2011 under the caption "Information Concerning the Board of Directors and Committees."
Executive Officers of the Registrant
The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I and is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 18, 2011 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."
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

Item 11 - Executive Compensation
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 18, 2011 under the captions "Information Concerning the Board of Directors and Committees," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Executive Officer and Director Compensation."

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 18, 2011 under the caption "Share Ownership Information."

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 18, 2011 under the caption "Executive Officer and Director Compensation — Securities Authorized for Issuance Under Equity Compensation Plans."

Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 18, 2011 under the caption "Review and Approval of Transactions with Related Persons."
Director Independence
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 18, 2011 under the caption "Information Concerning the Board of Directors and Committees."

Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 18, 2011 under the caption "Independent Registered Public Accounting Firm" and "Appendix A — Approval Process for Services Performed by the Independent Registered Public Accounting Firm."

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2011	75

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

(3) Exhibits

See the Index of Exhibits on page 76 for a list of the exhibits filed or incorporated herein as a part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Executive Vice President,
Chief Financial Officer
August 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ JAMES C. THYEN
James C. Thyen
President,
Chief Executive Officer
August 29, 2011

/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Executive Vice President,
Chief Financial Officer
August 29, 2011

/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder
Vice President,
Chief Accounting Officer
August 29, 2011

Signature	Signature

GEOFFREY L. STRINGER *	HARRY W. BOWMAN *
Geoffrey L. Stringer	Harry W. Bowman
Director	Director

THOMAS J. TISCHHAUSER *	JAMES C. THYEN *
Thomas J. Tischhauser	James C. Thyen
Director	Director

CHRISTINE M. VUJOVICH *	JACK R. WENTWORTH *
Christine M. Vujovich	Jack R. Wentworth
Director	Director

*	The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 29, 2011	/s/ DOUGLAS A. HABIG
Douglas A. Habig
Director

Individually and as Attorney-In-Fact

KIMBALL INTERNATIONAL, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2011
Valuation Allowances:
Short-Term Receivables	$3,349	$476	$195	$(2,221)	$1,799
Long-Term Note Receivables	$69	$—	$—	$(69)	$—
Deferred Tax Asset	$5,777	$1,297	$—	$(376)	$6,698
Year Ended June 30, 2010
Valuation Allowances:
Short-Term Receivables	$4,366	$232	$(45)	$(1,204)	$3,349
Long-Term Note Receivables	$—	$69	$—	$—	$69
Deferred Tax Asset	$5,132	$814	$—	$(169)	$5,777
Year Ended June 30, 2009
Valuation Allowances:
Short-Term Receivables	$1,057	$4,137	$93	$(921)	$4,366
Long-Term Note Receivables	$—	$—	$—	$—	$—
Deferred Tax Asset	$4,966	$288	$—	$(122)	$5,132

KIMBALL INTERNATIONAL, INC.
INDEX OF EXHIBITS

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended June 30, 2007)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 23, 2009)
10(a)*	Summary of Director and Named Executive Officer Compensation
10(b)*	Discretionary Compensation
10(c)*	2003 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10(d) to the Company's Form 10-Q for the period ended December 31, 2008)
10(d)*	Supplemental Employee Retirement Plan (2009 Revision) (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-Q for the period ended December 31, 2008)
10(e)*	1996 Stock Incentive Program
10(f)*	Form of Annual Performance Share Award Agreement, as amended on August 22, 2006 (Incorporated by reference to Exhibit 10(b) to the Company's Form 10-Q for the period ended September 30, 2006)
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

10(i)*	Form of Long Term Performance Share Award, as amended on August 22, 2006 (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-Q for the period ended September 30, 2006)
10(j)*	Description of the Company's 2010 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 25, 2010)
11	Computation of Earnings Per Share (Incorporated by reference to Note 16 - Earnings Per Share of Notes to Consolidated Financial Statements)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*=constitutes management contract or compensatory arrangement