Form 10-Q
period 2011-09-30
KIMBALL INTERNATIONAL INC
filed 2011-11-01
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant's common stock as of October 18, 2011 was:
Class A Common Stock - 10,434,866 shares
Class B Common Stock - 27,444,551 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	September 30, 2011	June 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$34,951	$51,409
Receivables, net of allowances of $1,727 and $1,799, respectively	143,385	149,753
Inventories	139,381	141,097
Prepaid expenses and other current assets	50,740	50,215
Assets held for sale	2,264	2,807
Total current assets	370,721	395,281
Property and Equipment, net of accumulated depreciation of $358,882 and $360,105, respectively	192,436	196,682
Goodwill	2,556	2,644
Other Intangible Assets, net of accumulated amortization of $66,017 and $65,514, respectively	7,471	7,625
Other Assets	22,880	24,080
Total Assets	$596,064	$626,312

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$14	$12
Accounts payable	143,939	149,107
Dividends payable	1,842	1,835
Accrued expenses	50,288	66,316
Total current liabilities	196,083	217,270
Other Liabilities:
Long-term debt, less current maturities	273	286
Other	19,197	21,357
Total other liabilities	19,470	21,643
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized; 14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized; 28,657,000 shares issued	1,433	1,433
Additional paid-in capital	114	230
Retained earnings	445,991	450,172
Accumulated other comprehensive income (loss)	(3,212)	1,618
Less: Treasury stock, at cost:
Class A - 3,933,000 and 3,945,000 shares, respectively	(48,694)	(49,437)
Class B - 1,212,000 and 1,330,000 shares, respectively	(15,839)	(17,335)
Total Share Owners' Equity	380,511	387,399
Total Liabilities and Share Owners' Equity	$596,064	$626,312
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)
	Three Months Ended
	September 30
	2011	2010
Net Sales	$270,635	$294,676
Cost of Sales	223,665	247,529
Gross Profit	46,970	47,147
Selling and Administrative Expenses	45,968	47,340
Restructuring Expense	113	117
Operating Income (Loss)	889	(310)
Other Income (Expense):
Interest income	120	220
Interest expense	(9)	(20)
Non-operating income (expense), net	(1,313)	602
Other income (expense), net	(1,202)	802
Income (Loss) Before Taxes on Income	(313)	492
Provision (Benefit) for Income Taxes	(167)	36
Net Income (Loss)	$(146)	$456

Earnings (Loss) Per Share of Common Stock:
Basic Earnings (Loss) Per Share:
Class A	$(0.01)	$0.01
Class B	$0.00	$0.01
Diluted Earnings (Loss) Per Share:
Class A	$(0.01)	$0.01
Class B	$0.00	$0.01

Dividends Per Share of Common Stock:
Class A	$0.045	$0.045
Class B	$0.050	$0.050

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	37,836	37,680
Diluted	37,836	37,764
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Three Months Ended
	September 30
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$(146)	$456
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	8,416	7,804
(Gain) loss on sales of assets	211	(22)
Deferred income tax and other deferred charges	(1,096)	1,467
Stock-based compensation	237	348
Excess tax benefits from stock-based compensation	(42)	—
Other, net	27	(94)
Change in operating assets and liabilities:
Receivables	4,695	7,189
Inventories	(257)	(21,368)
Prepaid expenses and other current assets	1,175	(2,541)
Accounts payable	(3,464)	(96)
Accrued expenses	(16,403)	(3,511)
Net cash used for operating activities	(6,647)	(10,368)
Cash Flows From Investing Activities:
Capital expenditures	(7,700)	(6,359)
Proceeds from sales of assets	1,814	276
Purchases of capitalized software	(512)	(377)
Other, net	40	40
Net cash used for investing activities	(6,358)	(6,420)
Cash Flows From Financing Activities:
Payments on capital leases and long-term debt	(11)	(12)
Dividends paid to Share Owners	(1,835)	(1,828)
Excess tax benefits from stock-based compensation	42	—
Repurchase of employee shares for tax withholding	(315)	(228)
Net cash used for financing activities	(2,119)	(2,068)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(1,334)	4,213
Net Decrease in Cash and Cash Equivalents	(16,458)	(14,643)
Cash and Cash Equivalents at Beginning of Period	51,409	65,342
Cash and Cash Equivalents at End of Period	$34,951	$50,699
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$320	$258
Interest expense	$31	$42
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation:
The accompanying unaudited Condensed Consolidated Financial Statements of Kimball International, Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q.  As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
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
Non-operating Income (Expense), net:
Non-operating income (expense), net includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on Supplemental Employee Retirement Plan (SERP) investments, non-production rent income, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain (loss) on SERP investments is exactly offset by a change in the SERP liability that is recognized in selling and administrative expenses.
Components of Non-operating income (expense), net:

	Three Months Ended
	September 30
(Amounts in Thousands)	2011	2010
Foreign Currency/Derivative Gain (Loss)	$744	$(476)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	(1,962)	1,221
Other	(95)	(143)
Non-operating income (expense), net	$(1,313)	$602

Effective Tax Rate:
In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
The Company's effective tax rate was 53.4% for the three months ended September 30, 2011, as compared to 7.3% for the three months ended September 30, 2010. Due to the relatively low pre-tax loss in the first quarter of fiscal year 2012, insignificant tax adjustments made during the quarter had a magnifying impact on the effective tax rate. The first quarter fiscal year 2011 effective tax rate was driven by relatively low pre-tax income coupled with a foreign deferred tax valuation allowance adjustment of $0.1 million in that quarter.
New Accounting Standards:
In September 2011, the Financial Accounting Standards Board (FASB) issued guidance to allow the use of a qualitative approach to test goodwill for impairment. The guidance permits the Company to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company has chosen to early adopt this standard, therefore the guidance is effective for the Company's first quarter fiscal year 2012 financial statements. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows. At September 30, 2011, the Company's goodwill totaled $2.6 million, which approximates 0.4% of the Company's total assets.
In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the Statement of Share Owners' Equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance is effective for the Company's first quarter fiscal year 2013 financial statements on a retrospective basis. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the Company's consolidated financial position, results of operations, or cash flows.
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
In January 2010, the FASB issued guidance to improve disclosures about fair value instruments. The guidance requires additional disclosure about significant transfers between levels 1, 2, and 3 of the fair value hierarchy and requires disclosure of level 3 activity on a gross basis. In addition, the guidance clarifies existing requirements regarding the required level of disaggregation by class of assets and liabilities and also clarifies disclosures of inputs and valuation techniques. The guidance became effective beginning in the Company's third quarter of fiscal year 2010, except for the requirement to disclose level 3 activity on a gross basis, which became effective as of the beginning of the Company's fiscal year 2012. The adoption of this guidance did not have a material impact on the Company's financial statements.

Note 2. Inventories
Inventory components of the Company were as follows:

(Amounts in Thousands)	September 30, 2011	June 30, 2011
Finished products	$36,835	$33,287
Work-in-process	12,297	11,734
Raw materials	103,714	109,337
Total FIFO inventory	$152,846	$154,358
LIFO reserve	(13,465)	(13,261)
Total inventory	$139,381	$141,097
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. During the three-month periods ended September 30, 2011 and 2010, LIFO inventory liquidations increased net income by, in thousands, $16 and $438, respectively.
Note 3. Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to Share Owners. Comprehensive income (loss), shown net of tax if applicable, for the three-month periods ended September 30, 2011 and 2010 was as follows:

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
(Amounts in Thousands)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income (loss)			$(146)			$456
Other comprehensive income (loss):
Foreign currency translation adjustments	$(5,554)	$2,207	$(3,347)	$8,935	$(1,960)	$6,975
Postemployment severance actuarial change	640	(254)	386	370	(148)	222
Derivative gain (loss)	(2,440)	858	(1,582)	84	(53)	31
Reclassification to (earnings) loss:
Foreign currency translation adjustments (1)	(493)	—	(493)	—	—	—
Derivatives	(36)	43	7	(239)	74	(165)
Amortization of prior service costs	71	(28)	43	71	(28)	43
Amortization of actuarial change	260	(104)	156	215	(86)	129
Other comprehensive income (loss)	$(7,552)	$2,722	$(4,830)	$9,436	$(2,201)	$7,235
Comprehensive income (loss)			$(4,976)			$7,691
(1) The reclassification of foreign currency translation adjustments to earnings relates to the final liquidation of a foreign subsidiary.

Accumulated other comprehensive income (loss), net of tax effects, was as follows:

	September 30, 2011	June 30, 2011
(Amounts in Thousands)
Foreign currency translation adjustments	$3,910	$7,750
Derivative loss	(6,040)	(4,465)
Postemployment benefits:
Prior service costs	(593)	(636)
Net actuarial loss	(489)	(1,031)
Accumulated other comprehensive income (loss)	$(3,212)	$1,618

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

Unallocated corporate net income consists of income not allocated to segments for purposes of evaluating segment performance and includes income from corporate investments and other non-operational items. The basis of segmentation and accounting policies of the segments are consistent with those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

	Three Months Ended
	September 30
(Amounts in Thousands)	2011	2010
Net Sales:
Electronic Manufacturing Services	$142,828	$177,867
Furniture	127,807	116,809
Consolidated	$270,635	$294,676
Net Income (Loss):
Electronic Manufacturing Services	$(1,103)	$(248)
Furniture	1,175	589
Unallocated Corporate and Eliminations	(218)	115
Consolidated	$(146)	$456

(Amounts in Thousands)	September 30, 2011	June 30, 2011
Total Assets:
Electronic Manufacturing Services	$364,008	$377,067
Furniture	190,381	191,275
Unallocated Corporate and Eliminations	41,675	57,970
Consolidated	$596,064	$626,312

Note 5. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of September 30, 2011, the Company had a maximum financial exposure from unused standby letters of credit totaling $5.2 million.  The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements.  Accordingly, no liability has been recorded as of September 30, 2011 with respect to the standby letters of credit.  The Company also enters into commercial letters of credit to facilitate payment to vendors and from customers.
The Company estimates product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.
Changes in the product warranty accrual for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2011	2010
Product Warranty Liability at the beginning of the period	$2,109	$1,818
Additions to warranty accrual (including increases/decreases in estimates)	39	738
Settlements made (in cash or in kind)	(122)	(571)
Product Warranty Liability at the end of the period	$2,026	$1,985

Note 6. Restructuring Expense
The Company recognized consolidated pre-tax restructuring expense of $0.1 million in both the three months ended September 30, 2011 and 2010. Restructuring plans which were active during the first quarter of fiscal year 2012 are discussed below. The EMS Gaylord restructuring plan, which was substantially complete and did not have significant expense during the first quarter of fiscal year 2012 is included in the summary table on the following page under the Other Restructuring Plan caption.
The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.
Fremont Restructuring Plan:
During the fourth quarter of fiscal year 2011, the Company approved a plan to exit a small leased EMS assembly facility located in Fremont, California. A majority of the business will be transferred to an existing Jasper, Indiana EMS facility by mid-fiscal year 2012. The Company expects total pre-tax restructuring charges to be approximately $0.8 million, including $0.3 million related to severance and other employee transition costs, and approximately $0.5 million related to lease and other exit costs.
European Consolidation Plan:
During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland. The plan is being executed in stages with a projected final completion date of mid-fiscal year 2012. As part of the plan:

•	The Company successfully completed the move of production from Longford, Ireland, into a former Poznan, Poland facility during the fiscal year 2009 second quarter.

•	Construction of a new, larger facility in Poland was completed in the fourth quarter of fiscal year 2009.

•	The Company sold the former Poland facility and land during fiscal year 2010 and recorded a $6.7 million pre-tax gain.

•	The former Poland facility was leased back until the transfer of the remaining production to the new facility was completed in fiscal year 2011.

•
The Company is in the process of completing the consolidation of its EMS facility located in Wales, United Kingdom into the new facility, which is expected to improve the Company's margins in the very competitive EMS market. Production in Wales is expected to cease and be transferred to the Poland facility in the second quarter of fiscal year 2012. The lease for the Wales facility will terminate in the third quarter of fiscal year 2012.

The Company currently estimates that the total pre-tax charges, excluding the gain on the sale of the former facility and construction of the new facility, related to the consolidation activities will be approximately, in millions, $21.6 consisting of $20.2 of severance and other employee costs, $0.5 of property and equipment asset impairment, $0.4 of lease exit costs, and $0.5 of other exit costs.

Summary of All Plans
	Accrued June 30, 2011 (2)	Three Months Ended September 30, 2011					Accrued September 30, 2011 (2)	Total Charges Incurred Since Plan Announcement	Total Expected Plan Costs
(Amounts in Thousands)		Amounts Charged Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Adjustments
EMS Segment
FY 2011 Fremont Restructuring Plan
Transition and Other Employee Costs	$264	$—	$—	$(49)	$—		$215	$264	$264
Plant Closure and Other Exit Costs	—	11	—	(11)	—		—	31	564
Total	$264	$11	$—	$(60)	$—		$215	$295	$828
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$7,694	$81	$—	$(2,518)	$(161)	(3)	$5,096	$19,975	$20,206
Asset Write-downs	—	—	—	—	—		—	522	522
Plant Closure and Other Exit Costs	—	2	—	(2)	—		—	660	882
Total	$7,694	$83	$—	$(2,520)	$(161)		$5,096	$21,157	$21,610
Total EMS Segment	$7,958	$94	$—	$(2,580)	$(161)		$5,311	$21,452	$22,438
Unallocated Corporate
Other Restructuring Plan (1)	—	19	—	(19)	—		—	784	875
Consolidated Total of All Plans	$7,958	$113	$—	$(2,599)	$(161)		$5,311	$22,236	$23,313

(1)	Other Restructuring Plan represents the Gaylord restructuring plan initiated in fiscal year 2007.

(2)	Accrued restructuring at September 30, 2011 and June 30, 2011 of $5.3 million and $8.0 million, respectively, was recorded in current liabilities.

(3)	The effect of changes in foreign currency exchange rates within the EMS segment primarily due to revaluation of the restructuring liability is included in this amount.

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
There were no changes in the Company's inputs or valuation techniques used to measure fair values compared to those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Recurring Fair Value Measurements:
As of September 30, 2011 and June 30, 2011, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	September 30, 2011
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$9,343	$—	$—	$9,343
Derivatives: Foreign exchange contracts	—	1,092	—	1,092
Derivatives: Stock warrants	—	—	1,407	1,407
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	14,506	—	—	14,506
Total assets at fair value	$23,849	$1,092	$1,407	$26,348
Liabilities
Derivatives: Foreign exchange contracts	$—	$3,187	$—	$3,187
Total liabilities at fair value	$—	$3,187	$—	$3,187

	June 30, 2011
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$32,021	$—	$—	$32,021
Derivatives: Foreign exchange contracts	—	1,044	—	1,044
Derivatives: Stock warrants	—	—	1,437	1,437
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	16,138	—	—	16,138
Total assets at fair value	$48,159	$1,044	$1,437	$50,640
Liabilities
Derivatives: Foreign exchange contracts	$—	$1,684	$—	$1,684
Total liabilities at fair value	$—	$1,684	$—	$1,684
The changes in fair value of Level 3 investment assets during the quarter ended September 30, 2011 were immaterial, and no purchases or sales of Level 3 assets occurred during the period.
The nonqualified supplemental employee retirement plan (SERP) assets consist of equity funds, balanced funds, a bond fund, and a money market fund. The SERP investment assets are exactly offset by a SERP liability which represents the Company's obligation to distribute SERP funds to participants. See Note 9 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the SERP.
Non-Recurring Fair Value Measurements:
During the quarter ended September 30, 2011, the Company had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.
Disclosure of Other Financial Instruments:
Other financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value have carrying amounts that approximate fair value as follows:

Assets	Liabilities
Certain cash and cash equivalents	Accounts payable
Receivables	Dividends payable
Other assets not recorded at fair value	Accrued expenses

The fair value of long-term debt, excluding capital leases, was estimated using a discounted cash flow analysis based on quoted long-term debt market rates adjusted for the Company's non-performance risk. There was an immaterial difference between the carrying value and estimated fair value of long-term debt as of September 30, 2011 and June 30, 2011.
The Company has an investment in non-marketable equity securities with a carrying value of $1.8 million as of September 30, 2011 and June 30, 2011. Non-marketable equity securities are accounted for under the cost method of accounting, which carries the shares at cost except in the event of impairment. The carrying value approximates fair value.

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
The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of September 30, 2011, the Company had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $21.8 million and to hedge currencies against the Euro in the aggregate notional amount of 35.6 million EUR. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of September 30, 2011, the Company estimates that $2.9 million of pre-tax derivative losses deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on foreign exchange contracts are generally offset by gains in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time the Company had hedged its exposure to the variability in future cash flows was 12 months as of both September 30, 2011 and June 30, 2011.

Stock Warrants:
The Company holds common and preferred stock warrants which provide the right to purchase a privately-held company's equity securities at a specified exercise price. Specifically, the Company holds stock warrants to purchase 2,750,000 shares of common stock at a $0.15 per share exercise price and stock warrants to purchase a number of shares of preferred stock based on the latest preferred stock offering price (11 million shares of preferred stock at a $0.25 per share exercise price, based on the last offering price of outstanding preferred stock). The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. Gains and losses on the revaluation of stock warrants are recognized in the Non-operating income (expense) line item on the Condensed Consolidated Statements of Income.
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

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	September 30, 2011	June 30, 2011	Balance Sheet Location	September 30, 2011	June 30, 2011
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$358	$644	Accrued expenses	$3,077	$415

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	734	400	Accrued expenses	110	1,269
Stock warrants	Other assets (long-term)	1,407	1,437
Total derivatives		$2,499	$2,481		$3,187	$1,684

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended
	September 30
(Amounts in Thousands)	2011	2010
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$(2,440)	$84

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended
(Amounts in Thousands)		September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2011	2010
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	(36)	261
Foreign exchange contracts	Non-operating income (expense)	72	(22)
Total		$36	$239

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$1,295	$(2,420)
Stock warrants	Non-operating income (expense)	(30)	(6)
Total		$1,265	$(2,426)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$1,301	$(2,187)

Note 9.  Investments
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

In June 2011, the privately-held company completed a qualified financing, resulting in the conversion of the convertible notes into 12.2 million preferred shares. The conversion of the convertible notes to shares had no earnings impact, although prior to the conversion the investment in convertible notes had experienced a $1.2 million other-than-temporary impairment loss that was recognized in the fourth quarter of fiscal year 2011. The new shares are classified as non-marketable equity securities accounted for under the cost method of accounting, which carries the shares at cost except in the event of impairment. The shares have a carrying value of $1.8 million at both September 30, 2011 and June 30, 2011, and are included in the Other Assets line of the Condensed Consolidated Balance Sheets.
The former investment in convertible notes and the current investment in private equity do not rise to the level of a material variable interest or a controlling interest in the privately-held company which would require consolidation.

Supplemental Employee Retirement Plan Investments:
The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and exactly offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains and (losses) for the three-month periods ended September 30, 2011 and 2010 was, in thousands, $(1,985), and $1,122, respectively. SERP asset and liability balances were as follows:

(Amounts in Thousands)	September 30 2011	June 30 2011
SERP investment - current asset	$4,990	$5,604
SERP investment - other long-term asset	9,516	10,534
Total SERP investment	$14,506	$16,138

SERP obligation - current liability	$4,990	$5,604
SERP obligation - other long-term liability	9,516	10,534
Total SERP obligation	$14,506	$16,138

Note 10.  Assets Held for Sale
At September 30, 2011, in thousands, assets totaling $2,264 were classified as held for sale, and consisted of $1,160 for a facility and land related to the Gaylord, Michigan exited operation within the EMS segment and $1,104 for an idle Furniture segment manufacturing facility and land located in Jasper, Indiana. The Gaylord, Michigan facility and land were reported as unallocated corporate assets, and the facility and land in Jasper, Indiana were reported as Furniture segment assets for segment reporting purposes. During the first quarter of fiscal year 2012, the Company sold a tract of land in Poland which was previously classified as held for sale. The sale had an immaterial effect on the Company's condensed consolidated financial statements. At June 30, 2011, the Company had, in thousands, assets totaling $2,807 classified as held for sale.

Note 11. Postemployment Benefits
The Company maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. The components of net periodic postemployment benefit cost applicable to the Company's severance plans were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2011	2010
Service cost	$206	$242
Interest cost	51	69
Amortization of prior service costs	71	71
Amortization of actuarial change	260	215
Net periodic benefit cost	$588	$597

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

Note 12.  Stock Compensation Plan
During fiscal year 2012, the following stock compensation was awarded to officers and key employees. All awards were granted under the 2003 Stock Option and Incentive Plan. For more information on similar performance share awards, refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Performance Shares	Quarter Awarded	Shares	Grant Date Fair Value (3)
Annual Performance Shares - Class A (1)	1st Quarter	327,000	$5.45
Long-Term Performance Shares - Class A (2)	1st Quarter	467,200	$5.45

(1)
Annual performance shares were awarded to officers. Payouts will be based upon the fiscal year 2012 cash incentive payout percentages calculated under the Company's Profit Sharing Incentive Bonus Plan. The number of shares issued will be less than the maximum potential shares issuable if the maximum cash incentive payout percentages are not achieved. Annual performance shares vest after one year.

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
The Company is involved with VIEs consisting of an investment in preferred stock and stock warrants of a privately-held company, a note receivable related to the sale of an Indiana facility, and notes receivable resulting from loans provided to an electronics engineering services firm during fiscal year 2011. The Company also has a business development cooperation agreement with the electronic engineering services firm. For information related to the Company's investment in the privately-held company, see Note 9 - Investments and Note 8 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements. The combined carrying value of the notes receivable was $2.8 million as of both September 30, 2011 and June 30, 2011, with no reserve, and with the short-term portion recorded on the Receivables line and the long-term portion recorded on the Other Assets line of the Company's Condensed Consolidated Balance Sheet. The Company has no material exposure related to the VIEs in addition to the items recorded on its Condensed Consolidated Balance Sheet.
The Company has no obligation to provide additional funding to the VIEs, and thus its risk of loss related to the VIEs is limited to the carrying value of the investments and notes receivable. The Company did not provide any financial support in addition to the items discussed above to the VIEs during the quarter ended September 30, 2011.

Note 14.  Credit Quality and Allowance for Credit Losses of Notes Receivable

The Company monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. The Company holds collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of September 30, 2011, none of the outstanding notes receivable are past due.

	As of September 30, 2011			As of June 30, 2011
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,352	$—	$1,352	$1,334	$—	$1,334
Notes Receivable from an Electronics Engineering Services Firm	1,420	—	1,420	1,420	—	1,420
Total	$2,772	$—	$2,772	$2,754	$—	$2,754

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
The overall EMS market is beginning to show signs of weaker demand due to the growing uncertainties surrounding the global economy. In the EMS segment, the Company focuses on the four key vertical markets of medical, automotive, industrial control, and public safety. Demand in the medical and public safety markets remains stable. Automotive activity is mixed as softening demand in Europe is somewhat masked by increased vehicle production in other geographic markets to make up for the reduced volumes after the March 2011 earthquake and tsunami in Japan. The industrial control market demand also appears to be softening.
While the EMS industry market is expected to continue to grow during the second half of calendar year 2011, a slowdown from the industry growth experienced in the first half of calendar year 2011 is anticipated. An EMS industry sales projection (by New Venture Research) shows forecasted growth for calendar year 2011 of 8.8% compared to calendar year 2010 as reported in the July 2011 Manufacturing Market Insider (MMI) publication. In addition in June 2011, the Semiconductor Industry Association (SIA) endorsed a forecast of 5.4% growth of semiconductor sales for calendar year 2011, and although the Company does not directly serve this market, it may be indicative of increased end-market demand for products utilizing electronic components
The office furniture and hospitality furniture markets continue to show signs of improvement. As of August 2011, the Business and Institutional Furniture Manufacturer Association (BIFMA) projected a strong 16% year-over-year increase in the office furniture industry for calendar year 2011. BIFMA projects office furniture industry growth of approximately 9% in calendar year 2012 which would bring the industry closer to pre-recession levels. In addition, the hotel industry forecasts (reported by Smith Travel Research and PricewaterhouseCoopers LLP) project occupancy rates to increase approximately 4% in calendar year 2011 and project revenue per available room to increase approximately 7% for calendar year 2011.
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
The Company continued to maintain a strong balance sheet as of September 30, 2011, which included minimal long-term debt of $0.3 million and Share Owners' equity of $380.5 million. The Company's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of the Company's revolving credit facility, was $129.8 million at September 30, 2011.
In addition to the above risks related to the current market conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding the Company's financial condition and operating performance:

•
The nature of the EMS industry is such that the start-up of new programs to replace departing customers or expiring programs occurs frequently. As previously announced, the Company's sales to Bayer AG began to decline in the fourth quarter of fiscal year 2011 as the Company's primary manufacturing contract with Bayer AG expired. Margins on the Bayer AG product were generally lower than the Company's other EMS products. The Company continues to manufacture other products for Bayer AG. The success of the Company's EMS segment is dependent on the successful replacement of such customers or programs. Such changes usually occur gradually over time as old programs phase out of production while newer programs ramp up. The transition to new programs may temporarily reduce sales and increase operating costs, resulting in a temporary decline in operating profit at the impacted business unit.

•	Commodity price pressure is expected to continue in the near-term. Mitigating the impact of higher commodity and fuel prices continues to be an area of focus within the Company.

•
The Company will continue its focus on maintaining a strong financial position. Managing working capital in conjunction with fluctuating demand levels is key. In addition, the Company plans to minimize capital expenditures where appropriate but has been and will continue to invest in capital expenditures for projects including potential acquisitions that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability.

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

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, a significant change in economic conditions, loss of key customers or suppliers, or similar unforeseen events. Additional information on risks is contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Financial Overview - Consolidated
First quarter fiscal year 2012 consolidated net sales were $270.6 million compared to first quarter fiscal year 2011 net sales of $294.7 million, an 8% decrease, driven by a net sales decrease in the EMS segment of 20% which more than offset a net sales increase in the Furniture segment of 9%. In the first quarter of fiscal year 2012 the Company recorded a net loss of $(0.1) million, or $0.00 per Class B diluted share, compared to net income for the first quarter of fiscal year 2011 of $0.5 million, or $0.01 per Class B diluted share.
Consolidated gross profit as a percent of net sales increased to 17.4% for the first quarter of fiscal year 2012 from 16.0% for the first quarter of fiscal year 2011 due to a shift in sales mix (as depicted in the table below) toward the Furniture segment which operates at a higher gross profit percentage than the EMS segment. The positive impact of the shift in sales mix toward the

Furniture segment more than offset the unfavorable impact of declines in gross profit as a percent of net sales within both the Furniture and EMS segments. Gross profit is discussed in more detail in the following segment discussions.

	Three Months Ended
	September 30
	2011	2010
EMS segment net sales as % of total	53%	60%
Furniture segment net sales as % of total	47%	40%
First quarter fiscal year 2012 consolidated selling and administrative expenses decreased 2.9% in absolute dollars but increased as a percent of net sales compared to the first quarter of fiscal year 2011 due to decreased operating leverage as a result of the lower consolidated revenues. During the first quarter of fiscal year 2012, the Company recorded $2.0 million of income compared to $1.2 million of expense recorded in the first quarter of fiscal year 2011 related to the normal revaluation to fair value of its Supplemental Employee Retirement Plan (SERP) liability. The result was a favorable variance in selling and administrative expenses of $3.2 million. The impact from the reduction of the SERP liability that was recognized in selling and administrative expenses was exactly offset by a loss on the SERP investment for which the revaluation was recorded in Other Income (Expense), and thus there was no effect on net earnings. Employee contributions comprise approximately 90% of the SERP investment. Compared to the first quarter of the prior fiscal year, the first quarter fiscal year 2012 selling and administrative expenses were also impacted by increased spending on sales and marketing initiatives to drive growth, higher labor costs, and higher commissions in the Furniture segment resulting from the higher Furniture net sales.
The Company recorded other expense of $1.2 million during the first quarter of fiscal year 2012, compared to other income of $0.8 million recorded during the first quarter of fiscal year 2011. The $3.2 million unfavorable variance in SERP investments was partially offset by favorable foreign currency exchange movement in the first quarter of fiscal year 2012 that impacted the Company's EMS segment.
The first quarter fiscal year 2012 effective tax rate was 53.4%. Due to the low pre-tax loss in the first quarter, insignificant tax adjustments made during the quarter had a magnifying impact on the effective tax rate. The first quarter fiscal year 2011 effective tax rate of 7.3% was driven by relatively low pre-tax income coupled with a foreign deferred tax valuation allowance adjustment of $0.1 million in that quarter.
Comparing the balance sheet as of September 30, 2011 to June 30, 2011, the Company's accrued expenses balance decreased primarily as a result of lower accrued compensation and retirement costs. During the first quarter ended September 30, 2011, the Company paid a significant portion of the accrued incentive compensation earned for the prior fiscal year and completed the annual funding to the retirement trust.

Electronic Manufacturing Services Segment
EMS segment results follow:

	At or for the Three Months Ended
	September 30
(Amounts in Millions)	2011	2010	% Change
Net Sales	$142.8	$177.9	(20)%
Operating Income (Loss)	$(2.3)	$0.2	(1,403)%
Operating Income (Loss) %	(1.6)%	0.1%
Net Income (Loss)	$(1.1)	$(0.2)	(345)%
Open Orders	$160.5	$208.6	(23)%
First quarter fiscal year 2012 EMS segment net sales to customers in the medical and industrial control industries decreased compared to the first quarter of fiscal year 2011 which more than offset an increase in net sales to customers in the automotive industry. The decline in net sales to the medical industry in the fiscal year 2012 first quarter was attributable to the expiration of a contract with one medical customer (Bayer AG) late in fiscal year 2011 which accounted for a $38 million decline in net sales in the first quarter of fiscal year 2012 compared to the first quarter of the prior fiscal year. Excluding this customer, first quarter net sales to the medical industry increased by a double-digit percentage over the prior year. Open orders were down 23% as of September 30, 2011 compared to September 30, 2010 primarily due to lower orders from Bayer AG. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of the EMS segment's business.
First quarter fiscal year 2012 EMS segment gross profit as a percent of net sales declined 0.2 percentage points when compared to the first quarter of fiscal year 2011. Excess capacity and inefficiency costs resulting from the lower sales volumes and the European consolidation restructuring activities unfavorably impacted gross profit during the first quarter of fiscal year 2012. The prior year first quarter fiscal year 2011 gross profit was negatively impacted by high component costs related to the rapid ramp up of new customer programs.
EMS segment selling and administrative expenses in the first quarter ended September 30, 2011 compared to the first quarter ended September 30, 2010 decreased 4.2% in absolute dollars but increased as a percent of net sales on the lower sales volumes.
During the fourth quarter of fiscal year 2011, the Company approved a plan to exit a small assembly facility located in Fremont, California. A majority of the business will be transferred to an existing Jasper, Indiana facility by mid-fiscal year 2012. In addition, as the Company continues to execute its plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland, the consolidation of its European EMS facilities also has a final completion target of mid-fiscal year 2012. The consolidation is expected to improve the Company's margins in the very competitive EMS market. While the restructuring charges recorded during the first quarter of both fiscal years 2012 and 2011 were immaterial, the EMS segment is also experiencing inefficiencies related to the consolidation of the facilities.
EMS segment Other Income (Expense) for the first quarter of fiscal year 2012 totaled income of $0.5 million compared to expense of $0.7 million recorded during the first quarter of fiscal year 2011. The variance in other income/expense was primarily related to foreign currency exchange movement.
Included in this segment are a significant amount of sales to Bayer AG affiliates in the prior fiscal year which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Three Months Ended
	September 30
	2011	2010
Bayer AG affiliated sales as a percent of consolidated net sales	1%	13%
Bayer AG affiliated sales as a percent of EMS segment net sales	1%	22%
As shown in the table above, the Company's sales to Bayer AG declined due to the expiration of the Company's primary manufacturing contract with this customer.  This contract accounted for a majority of the sales to Bayer AG during fiscal year 2011. Margins on the Bayer AG product were generally lower than the Company's other EMS products. The nature of the electronic manufacturing services industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. This segment continues to experience margin pressures related to an overall excess capacity position in the electronics subcontracting services market.
Risk factors within the EMS segment include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier stability, the contract nature of this industry, unexpected integration issues with acquisitions, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their electronics manufacturing. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

 Furniture Segment
Furniture segment results follow:

	At or for the Three Months Ended
	September 30
(Amounts in Millions)	2011	2010	% Change
Net Sales	$127.8	$116.8	9%
Operating Income	$1.8	$1.1	69%
Operating Income %	1.4%	0.9%
Net Income	$1.2	$0.6	99%
Open Orders	$110.7	$84.7	31%
The first quarter fiscal year 2012 net sales increase in the Furniture segment compared to the first quarter of fiscal year 2011 resulted from increased net sales of office furniture which more than offset a decline in hospitality furniture net sales. The increase in office furniture sales during the first quarter ended September 30, 2011 compared to the prior year same period was primarily due to increased sales volumes. To a lesser extent, price increases also contributed to the higher net sales, but were partially offset by higher discounting as compared to the prior year first quarter. Net sales of newly introduced office furniture products which have been sold for less than twelve months approximated $4.7 million for the first quarter ended September 30, 2011. Open orders of furniture products at September 30, 2011 increased 31% when compared to the open orders level as of September 30, 2010 due to increased open orders for hospitality furniture. Open orders at a point in time may not be indicative of future sales trends.
First quarter fiscal year 2012 Furniture segment gross profit as a percent of net sales decreased 0.3 percentage points from the first quarter of fiscal year 2011. Items contributing to the gross profit decline as a percent of net sales included increased price discounting on select product as a result of continuing competitive pricing pressures, commodity cost increases, and higher freight and fuel costs. In addition, the unfavorable impact of an increase in LIFO inventory reserves in the first quarter of fiscal year 2012 compared to the favorable impact of a LIFO inventory reserve decrease in the first quarter of fiscal year 2011 contributed to the gross profit as a percent of net sales decline. These increased expenses were partially offset by the favorable impact of sales price increases on select products, a sales mix shift to higher margin products, and lower employee benefit expenses.
First quarter fiscal year 2012 Furniture segment selling and administrative expenses increased 6.3% in absolute dollars but as a percent of net sales decreased 0.8 percentage points, primarily due to the higher sales volumes when compared to the first quarter of fiscal year 2011. The first quarter of fiscal year 2012 was impacted by higher costs associated with sales and marketing initiatives to drive growth, higher salary expenses, and higher commissions resulting from the higher net sales.
Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, financial stability of customers, supply chain cost pressures, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Liquidity and Capital Resources
Working capital at September 30, 2011 was $174.6 million compared to working capital of $178.0 million at June 30, 2011. The current ratio was 1.9 at September 30, 2011 and 1.8 at June 30, 2011.
The Company's measure of accounts receivable performance, also referred to as Days Sales Outstanding (DSO), for the first quarter ended September 30, 2011 was 47.5 days as compared to 46.5 days for the first quarter ended September 30, 2010. The Company defines DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the first quarter ended September 30, 2011 decreased to 65.4 days from 69.0 days for the first quarter ended September 30, 2010. The PDSOH was elevated in the prior year quarter ended September 30, 2010 primarily due to higher inventory levels associated with customer-requested shipping delays and the transfer of production among the Company's EMS segment facilities. The Company defines PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.

The Company's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of the Company's revolving credit facility, totaled $129.8 million at September 30, 2011 compared to $146.2 million at June 30, 2011.
The Company's cash and cash equivalents position decreased from $51.4 million at June 30, 2011 to $35.0 million at September 30, 2011. The Company had no short-term borrowings outstanding as of September 30, 2011 or June 30, 2011. Operating activities used $6.6 million of cash in the first quarter ended September 30, 2011 compared to the $10.4 million of cash used by operating activities in the first quarter of the prior fiscal year. During the Company's first quarter of the fiscal year, cash is impacted by the payment of a significant portion of the accrued incentive compensation and the annual funding to the retirement trust. During the first quarter ended September 30, 2011, the Company reinvested $8.2 million into capital investments for the future, primarily for manufacturing equipment in the EMS segment. The Company also paid $1.8 million in dividends, which was similar to dividends paid in the first quarter of the prior fiscal year. Consistent with the Company's historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During fiscal year 2012, the Company expects to continue to invest in capital expenditures prudently, particularly for projects including potential acquisitions that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability as the economy and the Company's markets recover.
At both September 30, 2011 and June 30, 2011, the Company had no short-term borrowings outstanding under its $100 million credit facility and no borrowings outstanding under any of its smaller foreign credit facilities. At September 30, 2011, the Company had $5.2 million in letters of credit against the $100 million credit facility. Total availability to borrow under the $100 million credit facility was $94.8 million at September 30, 2011.
The Company maintains the $100 million credit facility with an expiration date in April 2013 that allows for both issuances of letters of credit and cash borrowings. The $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to the consent of the participating banks. The $100 million credit facility requires the Company to comply with certain debt covenants, the most significant of which are the interest coverage ratio and minimum net worth. The Company was in compliance with the debt covenants during the first quarter ended September 30, 2011.
The table below compares the actual net worth and interest coverage ratio with the limits specified in the credit agreement.

Covenant	At or For the Period Ended September 30, 2011	Limit As Specified in Credit Agreement	Excess
Minimum Net Worth	$380,511,000	$362,000,000	$18,511,000
Interest Coverage Ratio	43.2	3.0	40.2
The Interest Coverage Ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.
In addition to the $100 million credit facility, the Company can opt to utilize foreign credit facilities which are available to satisfy short-term cash needs at a specific foreign location rather than funding from intercompany sources. The Company maintains a foreign credit facility for its EMS segment operation in Thailand which is backed by the $100 million revolving credit facility. The Company has a credit facility for its EMS segment operation in Poland, which allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $8.1 million U.S. dollars at September 30, 2011 exchange rates). These foreign credit facilities can be canceled at any time by either the bank or the Company.
The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the Company's credit facilities will be sufficient for fiscal year 2012 and the foreseeable future. One of the Company's sources of funds has been its ability to generate cash from operations to meet its liquidity obligations, which during the first quarter of fiscal year 2012 was hampered by the Company's net loss and a payment of a significant portion of the accrued incentive compensation and the annual funding to the retirement trust. In the future the Company's generation of cash could also be adversely affected by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. In particular, should demand for the Company's products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted. Another source of funds is the Company's credit facilities. The $100 million credit facility is contingent on complying with certain debt covenants.
The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain

factors could cause actual results to differ materially from forward-looking statements.

Fair Value
During the first quarter of fiscal year 2012, no financial assets were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. The Company's foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
The Company has an investment in non-marketable equity securities. Non-marketable equity securities are accounted for under the cost method of accounting, which carries the shares at cost except in the event of impairment. The Company also invested in stock warrants, classified as derivative instruments, which were valued on a recurring basis using a market-based method which utilizes the Black-Scholes valuation model. The fair value measurements for the stock warrants were calculated using unobservable inputs and were classified as level 3 financial assets.
See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations
There have been no material changes outside the ordinary course of business to the Company's summary of contractual obligations under the caption, "Contractual Obligations" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

•
Sales returns and allowances - At the time revenue is recognized certain provisions may also be recorded, including a provision for returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At September 30, 2011 and June 30, 2011, the reserve for returns and allowances was $2.2 million and $2.1 million, respectively. The returns and allowances reserve approximated 1% to 2% of gross trade receivables during the two-year period preceding September 30, 2011.

•
Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at September 30, 2011 and at June 30, 2011 was $1.3 million and $1.4 million, respectively. During the two-year period preceding September 30, 2011, this reserve had approximated 1% of gross trade accounts receivable except for the period September 2009 through December 2009 during which time it approximated 2% of gross trade accounts receivable. The higher reserve was driven by increased risk created by deteriorating market conditions during that time.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 11% of consolidated inventories at both September 30, 2011 and June 30, 2011, including approximately 79% and 81% of the Furniture segment inventories at September 30, 2011 and June 30, 2011, respectively. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. The Company may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At September 30, 2011 and June 30, 2011, the Company's accrued liabilities for self-insurance exposure were $3.9 million and $3.6 million, respectively.
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

The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, the Company believes it has made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.6 million at both September 30, 2011 and June 30, 2011.

New Accounting Standards
See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.

Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "estimates," "projects," "expects," "intends," "anticipates," "forecasts," and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, continuing impacts of the global economic conditions, significant volume reductions from key contract customers, significant reduction in customer order patterns, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, successful execution of restructuring plans, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2011, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting.
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. The Company did not repurchase any shares under the repurchase program during the first quarter of fiscal year 2012. At September 30, 2011, two million shares remained available under the repurchase program.

Item 6.  Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2007)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 23, 2009)

10(a)	Form of Annual Performance Share Award Agreement, as amended on August 22, 2006 *

10(b)	Form of Long Term Performance Share Award, as amended on August 22, 2006 *

11	Computation of Earnings (Loss) Per Share

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
* Constitutes management contract or compensatory arrangement
** These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ JAMES C. THYEN
James C. Thyen President, Chief Executive Officer
November 1, 2011

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Executive Vice President, Chief Financial Officer
November 1, 2011

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2007)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 23, 2009)
10(a)	Form of Annual Performance Share Award Agreement, as amended on August 22, 2006 *
10(b)	Form of Long Term Performance Share Award, as amended on August 22, 2006 *
11	Computation of Earnings (Loss) Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
* Constitutes management contract or compensatory arrangement

** These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.