Form 10-Q
period 2011-12-31
KIMBALL INTERNATIONAL INC
filed 2012-02-03
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant's common stock as of January 18, 2012 was:
Class A Common Stock - 10,407,799 shares
Class B Common Stock - 27,488,018 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	December 31, 2011	June 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$31,597	$51,409
Receivables, net of allowances of $1,483 and $1,799, respectively	155,221	149,753
Inventories	127,846	141,097
Prepaid expenses and other current assets	49,396	50,215
Assets held for sale	2,264	2,807
Total current assets	366,324	395,281
Property and Equipment, net of accumulated depreciation of $356,170 and $360,105, respectively	190,973	196,682
Goodwill	2,507	2,644
Other Intangible Assets, net of accumulated amortization of $66,026 and $65,514, respectively	7,076	7,625
Other Assets	23,178	24,080
Total Assets	$590,058	$626,312

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$14	$12
Accounts payable	138,717	149,107
Dividends payable	1,843	1,835
Accrued expenses	48,987	66,316
Total current liabilities	189,561	217,270
Other Liabilities:
Long-term debt, less current maturities	273	286
Other	19,983	21,357
Total other liabilities	20,256	21,643
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 49,826,000 shares authorized; 14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized; 28,657,000 shares issued	1,433	1,433
Additional paid-in capital	202	230
Retained earnings	447,252	450,172
Accumulated other comprehensive income (loss)	(5,232)	1,618
Less: Treasury stock, at cost:
Class A - 3,960,000 and 3,945,000 shares, respectively	(48,847)	(49,437)
Class B - 1,169,000 and 1,330,000 shares, respectively	(15,285)	(17,335)
Total Share Owners' Equity	380,241	387,399
Total Liabilities and Share Owners' Equity	$590,058	$626,312
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31		December 31
	2011	2010	2011	2010
Net Sales	$296,904	$310,632	$567,539	$605,308
Cost of Sales	242,584	261,056	466,249	508,585
Gross Profit	54,320	49,576	101,290	96,723
Selling and Administrative Expenses	48,597	48,997	94,565	96,337
Restructuring Expense	1,480	368	1,593	485
Operating Income (Loss)	4,243	211	5,132	(99)
Other Income (Expense):
Interest income	100	171	220	391
Interest expense	(7)	(50)	(16)	(70)
Non-operating income, net	1,349	64	36	666
Other income, net	1,442	185	240	987
Income Before Taxes on Income	5,685	396	5,372	888
Provision (Benefit) for Income Taxes	2,488	(480)	2,321	(444)
Net Income	$3,197	$876	$3,051	$1,332

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.08	$0.02	$0.07	$0.03
Class B	$0.09	$0.02	$0.08	$0.04
Diluted Earnings Per Share:
Class A	$0.08	$0.02	$0.07	$0.03
Class B	$0.09	$0.02	$0.08	$0.04

Dividends Per Share of Common Stock:
Class A	$0.045	$0.045	$0.090	$0.090
Class B	$0.050	$0.050	$0.100	$0.100

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	37,891	37,729	37,863	37,705
Diluted	37,979	37,786	37,973	37,816
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Six Months Ended
	December 31
	2011	2010
Cash Flows From Operating Activities:
Net income	$3,051	$1,332
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	15,548	15,704
(Gain) loss on sales of assets	90	(25)
Restructuring and exit costs	15	—
Deferred income tax and other deferred charges	757	1,780
Stock-based compensation	566	607
Excess tax benefits from stock-based compensation	(42)	—
Other, net	525	311
Change in operating assets and liabilities:
Receivables	(7,747)	(8,707)
Inventories	10,585	(17,623)
Prepaid expenses and other current assets	2,159	(4,490)
Accounts payable	(5,955)	(7,133)
Accrued expenses	(18,367)	(2,761)
Net cash provided by (used for) operating activities	1,185	(21,005)
Cash Flows From Investing Activities:
Capital expenditures	(16,760)	(13,456)
Proceeds from sales of assets	2,058	690
Purchases of capitalized software	(723)	(798)
Other, net	45	(64)
Net cash used for investing activities	(15,380)	(13,628)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	—	61,050
Payments on revolving credit facility	—	(54,000)
Additional net change in credit facilities	—	10,000
Payments on long-term debt	(11)	(12)
Dividends paid to Share Owners	(3,677)	(5,495)
Excess tax benefits from stock-based compensation	42	—
Repurchase of employee shares for tax withholding	(320)	(230)
Net cash (used for) provided by financing activities	(3,966)	11,313
Effect of Exchange Rate Change on Cash and Cash Equivalents	(1,651)	3,371
Net Decrease in Cash and Cash Equivalents	(19,812)	(19,949)
Cash and Cash Equivalents at Beginning of Period	51,409	65,342
Cash and Cash Equivalents at End of Period	$31,597	$45,393
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$1,063	$535
Interest expense	$31	$83
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
The Company's policy for estimating the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as agement, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to determine the final allowance for credit losses on the trade accounts receivable and notes receivable. Trade accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. The Company's limited number of notes receivable allows management to monitor the risks, credit quality indicators, collectability, and probability of impairment on an individual basis. Adjustments to the allowance for credit losses are recorded in selling and administrative expenses.
Non-operating Income, net:
The non-operating income, net line item includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on Supplemental Employee Retirement Plan (SERP) investments, non-production rent income, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain (loss) on SERP investments is exactly offset by a change in the SERP liability that is recognized in selling and administrative expenses.
Components of Non-operating income, net:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2011	2010	2011	2010
Foreign Currency/Derivative Gain (Loss)	$367	$(895)	$1,111	$(1,371)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	1,087	1,055	(875)	2,276
Other	(105)	(96)	(200)	(239)
Non-operating income, net	$1,349	$64	$36	$666

Effective Tax Rate:
In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
The Company's effective tax rate was 43.8% and 43.2%, respectively, for the three and six months ended December 31, 2011, as compared to (121.2)% and (50.0)%, respectively, for the three and six months ended December 31, 2010. Unfavorable net tax accrual adjustments of $0.4 million and $0.6 million were recorded in the three and six months ended December 31, 2011, respectively, whereas favorable net tax accrual adjustments of $0.5 million and $0.7 million were recorded in the three and six months ended December 31, 2010, respectively. The favorable net tax accrual adjustments along with relatively low pre-tax income drove the negative tax rates in the prior year.
New Accounting Standards:
In December 2011, the Financial Accounting Standards Board (FASB) issued guidance which creates new disclosure requirements about offsetting assets and liabilities. The guidance requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for the Company's first quarter fiscal year 2014 financial statements on a retrospective basis. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.
In September 2011, the FASB issued guidance to allow the use of a qualitative approach to test goodwill for impairment. The guidance permits the Company to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company chose to early adopt this standard, therefore the guidance was effective for the Company's first quarter fiscal year 2012 financial statements. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows. At December 31, 2011, the Company's goodwill totaled $2.5 million, which approximates 0.4% of the Company's total assets.
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
In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. The guidance requires additional disclosures, including disclosures related to the measurement of level 3 assets. The guidance is effective prospectively for the Company's third quarter fiscal year 2012 financial statements. The Company does not expect its adoption will have a material effect on its consolidated financial statements.
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

Note 2. Inventories
Inventory components of the Company were as follows:

(Amounts in Thousands)	December 31, 2011	June 30, 2011
Finished products	$32,845	$33,287
Work-in-process	10,911	11,734
Raw materials	98,251	109,337
Total FIFO inventory	$142,007	$154,358
LIFO reserve	(14,161)	(13,261)
Total inventory	$127,846	$141,097
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. During the three and six month periods ended December 31, 2011, LIFO inventory liquidations increased net income by, in thousands, $264 and $280, respectively. During the three-month period ended December 31, 2010, there were no LIFO inventory liquidations. During the six-month period ended December 31, 2010, LIFO inventory liquidations increased net income by, in thousands, $199.

Note 3. Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to Share Owners. Comprehensive income (loss), shown net of tax if applicable, for the three and six months ended December 31, 2011 and 2010 was as follows:

	Three Months Ended			Three Months Ended
	December 31, 2011			December 31, 2010
(Amounts in Thousands)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$3,197			$876
Other comprehensive income (loss):
Foreign currency translation adjustments	$(2,971)	$(191)	$(3,162)	$(2,157)	$398	$(1,759)
Postemployment severance actuarial change	387	(155)	232	117	(47)	70
Derivative gain	240	(39)	201	1,092	(268)	824
Reclassification to (earnings) loss:
Derivatives	752	(232)	520	(568)	169	(399)
Amortization of prior service costs	72	(29)	43	72	(30)	42
Amortization of actuarial change	243	(97)	146	210	(83)	127
Other comprehensive income (loss)	$(1,277)	$(743)	$(2,020)	$(1,234)	$139	$(1,095)
Comprehensive income (loss)			$1,177			$(219)

	Six Months Ended			Six Months Ended
	December 31, 2011			December 31, 2010
(Amounts in Thousands)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$3,051			$1,332
Other comprehensive income (loss):
Foreign currency translation adjustments	$(8,525)	$2,016	$(6,509)	$6,778	$(1,562)	$5,216
Postemployment severance actuarial change	1,027	(409)	618	487	(195)	292
Derivative gain (loss)	(2,200)	819	(1,381)	1,176	(321)	855
Reclassification to (earnings) loss:
Foreign currency translation adjustments (1)	(493)	—	(493)	—	—	—
Derivatives	716	(189)	527	(807)	243	(564)
Amortization of prior service costs	143	(57)	86	143	(58)	85
Amortization of actuarial change	503	(201)	302	425	(169)	256
Other comprehensive income (loss)	$(8,829)	$1,979	$(6,850)	$8,202	$(2,062)	$6,140
Comprehensive income (loss)			$(3,799)			$7,472
(1) The reclassification of foreign currency translation adjustments to earnings relates to the final liquidation of a foreign subsidiary.
Accumulated other comprehensive income (loss), net of tax effects, was as follows:

	December 31, 2011	June 30, 2011
(Amounts in Thousands)
Foreign currency translation adjustments	$748	$7,750
Derivative loss	(5,319)	(4,465)
Postemployment benefits:
Prior service costs	(550)	(636)
Net actuarial loss	(111)	(1,031)
Accumulated other comprehensive income (loss)	$(5,232)	$1,618

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

	Three Months Ended				Six Months Ended
	December 31				December 31
(Amounts in Thousands)	2011		2010		2011		2010
Net Sales:
Electronic Manufacturing Services	$148,112		$181,439		$290,940		$359,306
Furniture	148,792		129,193		276,599		246,002
Consolidated	$296,904		$310,632		$567,539		$605,308
Net Income (Loss):
Electronic Manufacturing Services	$315		$(109)		$(788)		$(357)
Furniture	3,438		801		4,613		1,390
Unallocated Corporate and Eliminations	(556)		184		(774)		299
Consolidated	$3,197	(1)	$876	(2)	$3,051	(1)	$1,332	(2)

(1)
Net Income (Loss) included after-tax restructuring charges, in thousands, of $890 and $958 in the three and six months ended December 31, 2011, respectively. The EMS segment recorded, in the three and six months ended December 31, 2011, in thousands, $874 and $931, respectively, of after-tax restructuring charges. Unallocated Corporate and Eliminations recorded, in the three and six months ended December 31, 2011, in thousands, $16 and $27, respectively, of after-tax restructuring charges. The Furniture segment did not record restructuring during the three and six months ended December 31, 2011. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

(2)
Net Income (Loss) included after-tax restructuring charges, in thousands, of $222 and $292 in the three and six months ended December 31, 2010, respectively. The EMS segment recorded, in the three and six months ended December 31, 2010, in thousands, $206 and $265, respectively, of after-tax restructuring charges. Unallocated Corporate and Eliminations recorded, in the three and six months ended December 31, 2010, in thousands, $16 and $27, respectively, of after-tax restructuring charges. The Furniture segment did not record restructuring during the three and six months ended December 31, 2010. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

(Amounts in Thousands)	December 31, 2011	June 30, 2011
Total Assets:
Electronic Manufacturing Services	$351,401	$377,067
Furniture	200,350	191,275
Unallocated Corporate and Eliminations	38,307	57,970
Consolidated	$590,058	$626,312

Note 5. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary.  As of December 31, 2011, the Company had a maximum financial exposure from unused standby letters of credit totaling $5.2 million.  The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements.  Accordingly, no liability has been recorded as of December 31, 2011 with respect to the standby letters of credit.  The Company also enters into commercial letters of credit to facilitate payment to vendors and from customers.
The Company estimates product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the six months ended December 31, 2011 and 2010 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2011	2010
Product Warranty Liability at the beginning of the period	$2,109	$1,818
Additions to warranty accrual (including increases/decreases in estimates)	285	1,253
Settlements made (in cash or in kind)	(494)	(1,133)
Product Warranty Liability at the end of the period	$1,900	$1,938

Note 6. Restructuring Expense
The Company recognized consolidated pre-tax restructuring expense of $1.5 million and $1.6 million in the three and six months ended December 31, 2011, respectively, and $0.4 million and $0.5 million in the three and six months ended December 31, 2010, respectively. Restructuring plans which were active during the second quarter of fiscal year 2012 are discussed below. The EMS Gaylord restructuring plan, which was substantially complete prior to fiscal year 2012, is included in the summary table on the following page under the Other Restructuring Plan caption.
The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.
Fremont Restructuring Plan:
During the second quarter of fiscal year 2012, the Company substantially completed a plan to exit a small leased EMS assembly facility located in Fremont, California. The Company is contractually obligated on the lease of this facility until August 2013. This plan had been approved in the fourth quarter of fiscal year 2011. Operations at this facility ceased during the second quarter of fiscal year 2012 and a majority of the business was transferred to an existing Jasper, Indiana EMS facility. The Company expects total pre-tax restructuring charges, exclusive of future costs if the Company is unable to sub-lease the facility, to be approximately $0.8 million, including $0.2 million related to severance and other employee transition costs, and approximately $0.6 million related to lease and other exit costs.
European Consolidation Plan:
During the second quarter of fiscal year 2012, the Company substantially completed a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland. This plan had been approved in the fourth quarter of fiscal year 2008. The plan was executed in stages as follows:

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

•
The Company completed the consolidation of its EMS facility located in Wales, United Kingdom into the new facility. Production in Wales ceased and was transferred to the Poland facility in the second quarter of fiscal year 2012. The lease for the Wales facility will terminate in the third quarter of fiscal year 2012.

The Company currently estimates that the total pre-tax charges, excluding the gain on the sale of the former facility and construction of the new facility, related to the consolidation activities will be approximately, in millions, $22.9 consisting of $20.5 of severance and other employee costs, $0.5 of property and equipment asset impairment, $0.4 of lease exit costs, and $1.5 of other exit costs.

Summary of All Plans
	Accrued June 30, 2011 (2)	Six Months Ended December 31, 2011						Total Charges Incurred Since Plan Announcement	Total Expected Plan Costs
(Amounts in Thousands)		Amounts Charged Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Adjustments		Accrued December 31, 2011 (2)
EMS Segment
FY 2011 Fremont Restructuring Plan
Transition and Other Employee Costs	$264	$—	$15	$(236)	$(43)		$—	$236	$236
Plant Closure and Other Exit Costs	—	523	—	(138)	—		385	543	613
Total	$264	$523	$15	$(374)	$(43)		$385	$779	$849
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$7,694	$547	$—	$(5,960)	$(159)	(3)	$2,122	$20,441	$20,500
Asset Write-downs	—	—	—	—	—		—	522	522
Plant Closure and Other Exit Costs	—	507	—	(507)	—		—	1,165	1,892
Total	$7,694	$1,054	$—	$(6,467)	$(159)		$2,122	$22,128	$22,914
Total EMS Segment	$7,958	$1,577	$15	$(6,841)	$(202)		$2,507	$22,907	$23,763
Unallocated Corporate
Other Restructuring Plan (1)	—	44	—	(44)	—		—	809	891
Consolidated Total of All Plans	$7,958	$1,621	$15	$(6,885)	$(202)		$2,507	$23,716	$24,654

(1)	Other Restructuring Plan represents the Gaylord restructuring plan initiated in fiscal year 2007.

(2)	Accrued restructuring at December 31, 2011 and June 30, 2011 of $2.5 million and $8.0 million, respectively, was recorded in current liabilities.

(3)
The effect of changes in foreign currency exchange rates, primarily due to revaluation of the restructuring liability, is included in this amount. This currency translation adjustment is recorded in Accumulated Other Comprehensive Income (Loss), as a component of Share Owners' Equity.

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

Recurring Fair Value Measurements:
As of December 31, 2011 and June 30, 2011, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	December 31, 2011
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivatives: Foreign exchange contracts	—	2,188	—	2,188
Derivatives: Stock warrants	—	—	1,396	1,396
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	15,720	—	—	15,720
Total assets at fair value	$15,720	$2,188	$1,396	$19,304
Liabilities
Derivatives: Foreign exchange contracts	$—	$2,631	$—	$2,631
Total liabilities at fair value	$—	$2,631	$—	$2,631

	June 30, 2011
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$32,021	$—	$—	$32,021
Derivatives: Foreign exchange contracts	—	1,044	—	1,044
Derivatives: Stock warrants	—	—	1,437	1,437
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	16,138	—	—	16,138
Total assets at fair value	$48,159	$1,044	$1,437	$50,640
Liabilities
Derivatives: Foreign exchange contracts	$—	$1,684	$—	$1,684
Total liabilities at fair value	$—	$1,684	$—	$1,684
The changes in fair value of Level 3 investment assets during the six months ended December 31, 2011 were immaterial, and no purchases or sales of Level 3 assets occurred during the period.
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
Non-Recurring Fair Value Measurements:
During the six months ended December 31, 2011, the Company had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.
Disclosure of Other Financial Instruments:
Other financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value have carrying amounts that approximate fair value as follows:

Assets	Liabilities
Certain cash and cash equivalents	Accounts payable
Receivables	Dividends payable
Other financial assets not recorded at fair value	Accrued expenses
The fair value of long-term debt was estimated using a discounted cash flow analysis based on quoted long-term debt market rates adjusted for the Company's non-performance risk. There was an immaterial difference between the carrying value and estimated fair value of long-term debt as of December 31, 2011 and June 30, 2011.
The Company has an investment in non-marketable equity securities with a carrying value of $1.8 million as of December 31, 2011 and June 30, 2011. Non-marketable equity securities are accounted for under the cost method of accounting, which carries the shares at cost except in the event of impairment. The carrying value approximates fair value.

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
The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of December 31, 2011, the Company had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $19.2 million and to hedge currencies against the Euro in the aggregate notional amount of 35.6 million EUR. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of December 31, 2011, the Company estimates that $2.2 million of pre-tax derivative losses deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on foreign exchange contracts are generally offset by gains in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time the Company had hedged its exposure to the variability in future cash flows was 12 months as of both December 31, 2011 and June 30, 2011.

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

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	December 31, 2011	June 30, 2011	Balance Sheet Location	December 31, 2011	June 30, 2011
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$598	$644	Accrued expenses	$2,443	$415

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	1,590	400	Accrued expenses	188	1,269
Stock warrants	Other assets (long-term)	1,396	1,437
Total derivatives		$3,584	$2,481		$2,631	$1,684

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2011	2010	2011	2010
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$240	$1,092	$(2,200)	$1,176

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Six Months Ended
(Amounts in Thousands)		December 31		December 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2011	2010	2011	2010
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$(797)	$473	$(833)	$734
Foreign exchange contracts	Non-operating income (expense)	45	95	117	73
Total		$(752)	$568	$(716)	$807

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$814	$256	$2,109	$(2,163)
Stock warrants	Non-operating income (expense)	(11)	17	(41)	10
Total		$803	$273	$2,068	$(2,153)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$51	$841	$1,352	$(1,346)

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

In June 2011, the privately-held company completed a qualified financing, resulting in the conversion of the convertible notes into 12.2 million preferred shares. The conversion of the convertible notes to shares had no earnings impact, although prior to the conversion the investment in convertible notes had experienced a $1.2 million other-than-temporary impairment loss that was recognized in the fourth quarter of fiscal year 2011. The new shares are classified as non-marketable equity securities accounted for under the cost method of accounting, which carries the shares at cost except in the event of impairment. The shares have a carrying value of $1.8 million at both December 31, 2011 and June 30, 2011, and are included in the Other Assets line of the Condensed Consolidated Balance Sheets.
The former investment in convertible notes and the current investment in private equity do not rise to the level of a material variable interest or a controlling interest in the privately-held company which would require consolidation.

Supplemental Employee Retirement Plan Investments:
The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and exactly offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains and (losses) for the six months ended December 31, 2011 and 2010 was, in thousands, $(1,207), and $1,983, respectively. SERP asset and liability balances were as follows:

(Amounts in Thousands)	December 31 2011	June 30 2011
SERP investment - current asset	$5,446	$5,604
SERP investment - other long-term asset	10,274	10,534
Total SERP investment	$15,720	$16,138

SERP obligation - current liability	$5,446	$5,604
SERP obligation - other long-term liability	10,274	10,534
Total SERP obligation	$15,720	$16,138

Note 10.  Assets Held for Sale
At December 31, 2011, in thousands, assets totaling $2,264 were classified as held for sale, and consisted of $1,160 for a facility and land related to the Gaylord, Michigan exited operation within the EMS segment and $1,104 for an idle Furniture segment manufacturing facility and land located in Jasper, Indiana. The Gaylord, Michigan facility and land were reported as unallocated corporate assets for segment reporting purposes. The idle Jasper, Indiana manufacturing facility and land were reported as Furniture segment assets for segment reporting purposes, and the Company expects to finalize the sale of this facility and land during the second half of fiscal year 2012. During the year-to-date period of fiscal year 2012, the Company sold a tract of land in Poland which was previously classified as held for sale. The sale had an immaterial effect on the Company's condensed consolidated financial statements. At June 30, 2011, the Company had, in thousands, assets totaling $2,807 classified as held for sale.

Note 11. Postemployment Benefits
The Company maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. The components of net periodic postemployment benefit cost applicable to the Company's severance plans were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2011	2010	2011	2010
Service cost	$199	$242	$405	$484
Interest cost	50	69	101	138
Amortization of prior service costs	72	72	143	143
Amortization of actuarial change	243	210	503	425
Net periodic benefit cost	$564	$593	$1,152	$1,190

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

Performance Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Annual Performance Shares – Class A (1)	1st Quarter	327,000	$5.45
Long-Term Performance Shares – Class A (2)	1st Quarter	467,200	$5.45

Unrestricted Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Unrestricted Shares (Director Compensation) – Class B (3)	2nd Quarter	14,687	$5.73

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

(3)
Unrestricted shares were awarded to non-employee members of the Board of Directors as compensation for director's fees as a result of directors' elections to receive unrestricted shares in lieu of cash payment. Director's fees are expensed over the period that directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sale, or other restrictions.

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
The Company is involved with VIEs consisting of an investment in preferred stock and stock warrants of a privately-held company, a note receivable related to the sale of an Indiana facility, and notes receivable resulting from loans provided to an electronics engineering services firm during fiscal year 2011. The Company also has a business development cooperation agreement with the electronic engineering services firm. For information related to the Company's investment in the privately-held company, see Note 9 - Investments and Note 8 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements. The combined carrying value of the notes receivable was $2.8 million as of both December 31, 2011 and June 30, 2011, with no reserve, and with the short-term portion recorded on the Receivables line and the long-term portion recorded on the Other Assets line of the Company's Condensed Consolidated Balance Sheet. The Company has no material exposure related to the VIEs in addition to the items recorded on its Condensed Consolidated Balance Sheet.
The Company has no obligation to provide additional funding to the VIEs, and thus its risk of loss related to the VIEs is limited to the carrying value of the investments and notes receivable. The Company did not provide any financial support in addition to the items discussed above to the VIEs during the quarter ended December 31, 2011.

Note 14.  Credit Quality and Allowance for Credit Losses of Notes Receivable

The Company monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. The Company holds collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of December 31, 2011, none of the outstanding notes receivable are past due.

	As of December 31, 2011			As of June 30, 2011
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,371	$—	$1,371	$1,334	$—	$1,334
Notes Receivable from an Electronics Engineering Services Firm	1,420	—	1,420	1,420	—	1,420
Total	$2,791	$—	$2,791	$2,754	$—	$2,754

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
During the latter half of calendar year 2011, the overall EMS market began to show signs of weaker demand due to the growing uncertainties surrounding the global economy coupled with the impact of the various natural disasters which occurred during 2011. As reported in the Manufacturing Market Insider (MMI) publication, projections still estimate that growth occurred in the EMS market in 2011, albeit at a slower rate than estimated earlier in the year. Positive growth is likewise projected for 2012. The Company focuses on the four key vertical markets of medical, automotive, industrial control, and public safety in the EMS segment. Demand in the medical and public safety markets remains stable. Automotive activity is mixed as softening demand in Europe is somewhat masked by increased vehicle production in other geographic markets to make up for the reduced volumes after the March 2011 earthquake and tsunami in Japan. The industrial control market demand also appears to be softening.
As of December 2011, the Business and Institutional Furniture Manufacturer Association (BIFMA) estimated a year-over-year increase in the office furniture industry for calendar year 2011 of 14% but is forecasting growth of only 1% in calendar year 2012. The hospitality furniture market forecasts (reported by Smith Travel Research and PricewaterhouseCoopers LLP) estimate that occupancy rates increased 4% in calendar year 2011 and revenue per available room increased 8% in calendar year 2011. Projections for calendar year 2012 are an approximate 1% increase in occupancy rates and an approximate 6% increase in revenue per available room.
Competitive pricing pressures continue to burden the operating margins in the EMS segment and to a lesser extent the Furniture segment.
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
The Company continued to maintain a strong balance sheet as of December 31, 2011, which included minimal long-term debt of $0.3 million and Share Owners' equity of $380.2 million. The Company's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of the Company's revolving credit facility, was $126.4 million at December 31, 2011.
In addition to the above risks related to the current market conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding the Company's financial condition and operating performance:

•
The macroeconomic environment continues to reflect volatility and drive uncertainty, as nations struggle with significant fiscal problems. The impact is reflected in all of the Company's markets, often disturbing business strategy, execution, and timing.

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

•
Commodity price pressure is expected to continue in the near-term. Mitigating the impact of raw material commodity pricing pressures and increasing prices for fuel and other freight costs, such as container rates on ocean vessels, continues to be an area of focus within the Company.

•
The Company will continue its focus on maintaining a strong financial position. Managing working capital in conjunction with fluctuating demand levels is key. In addition, the Company plans to minimize capital expenditures where appropriate but has been and will continue to invest in capital expenditures for projects in support of both organic growth and potential acquisitions that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability.

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

Financial Overview - Consolidated
Second quarter fiscal year 2012 consolidated net sales were $296.9 million compared to second quarter fiscal year 2011 net sales of $310.6 million, a 4% decrease, driven by a net sales decrease in the EMS segment of 18% which more than offset a net sales increase in the Furniture segment of 15%. In the second quarter of fiscal year 2012 the Company recorded net income of $3.2 million, or $0.09 per Class B diluted share, inclusive of after-tax restructuring charges of $0.9 million, or $0.02 per Class B diluted share primarily related to the EMS segment European consolidation plan. Net income for the second quarter of fiscal year 2011 was $0.9 million, or $0.02 per Class B diluted share, inclusive of $0.2 million, or $0.01 per Class B diluted share of after-tax restructuring charges.
Net sales for the six-month period ended December 31, 2011 of $567.5 million declined 6% from net sales of $605.3 million for the same period of the prior fiscal year due to a 19% net sales decrease in the EMS segment which more than offset a 12% net sales increase in the Furniture segment. Net income for the six-month period ended December 31, 2011 totaled $3.1 million, or $0.08 per Class B diluted share, inclusive of $1.0 million, or $0.03 per Class B diluted share, of after-tax restructuring charges primarily related to the EMS segment European consolidation plan. Net income for the six-month period ended December 31,

2010 totaled $1.3 million, or $0.04 per Class B diluted share, inclusive of $0.3 million, or $0.01 per Class B diluted share, of after-tax restructuring charges.
Consolidated gross profit as a percent of net sales increased to 18.3% for the second quarter of fiscal year 2012 from 16.0% for the second quarter of fiscal year 2011 as gross profit as a percent of net sales improved within both the Furniture and EMS segments. In addition, a shift in sales mix (as depicted in the table below) toward the Furniture segment which operates at a higher gross profit percentage than the EMS segment was a significant contributing factor of the gross margin improvement. For the year-to-date period of fiscal year 2012, gross profit as a percent of net sales improved to 17.8% compared to 16.0% for the year-to-date period of fiscal year 2011. On a year-to-date basis, margin improvement within the EMS segment and a sales mix shift toward the Furniture segment drove the gross profit as a percent of net sales improvement. Gross profit is discussed in more detail in the following segment discussions.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2011	2010	2011	2010
EMS segment net sales as % of total	50%	58%	51%	59%
Furniture segment net sales as % of total	50%	42%	49%	41%
Second quarter fiscal year 2012 consolidated selling and administrative expenses decreased 1% in absolute dollars but increased as a percent of net sales compared to the second quarter of fiscal year 2011 due to decreased operating leverage as a result of the lower consolidated revenues. Compared to the second quarter of the prior fiscal year, the second quarter fiscal year 2012 selling and administrative expenses declined as benefits realized from restructuring activities in the EMS segment were mostly offset by increased spending on sales and marketing initiatives to drive growth, and higher commissions in the Furniture segment resulting from the higher Furniture segment net sales.
Consolidated selling and administrative expenses for the first half of fiscal year 2012 decreased 2% in absolute dollars but increased as a percent of net sales compared to the first half of fiscal year 2011, as sales volumes decreased at a quicker rate than the selling and administrative expenses. During the first half of fiscal year 2012, the Company recorded $0.9 million of income compared to $2.3 million of expense recorded in the first half of fiscal year 2011 related to the normal revaluation to fair value of its Supplemental Employee Retirement Plan (SERP) liability. The result was a favorable variance in selling and administrative expenses of $3.2 million. The impact from the reduction of the SERP liability that was recognized in selling and administrative expenses was exactly offset by a loss on the SERP investment for which the revaluation was recorded in Other Income (Expense), and thus there was no effect on net income. Employee contributions comprise approximately 90% of the SERP investment. Compared to the first half of fiscal year 2011, the selling and administrative expenses for the first half of fiscal year 2012 were favorably impacted by benefits realized from restructuring activities in the EMS segment and were unfavorably impacted by increased spending on sales and marketing initiatives to drive growth, and higher commissions in the Furniture segment resulting from the higher Furniture net sales.
The Company recorded other income of $1.4 million during the second quarter of fiscal year 2012, compared to other income of $0.2 million recorded during the second quarter of fiscal year 2011. The increase in other income was primarily driven by favorable foreign currency exchange movement in the second quarter of fiscal year 2012 that benefited the Company's EMS segment. Fiscal 2012 year-to-date other income totaled $0.2 million compared to other income of $1.0 million recorded during the year-to-date period of fiscal 2011. The $3.2 million unfavorable variance in SERP investments was partially offset by favorable foreign currency exchange movement in the first half of fiscal year 2012 that benefited the Company's EMS segment.
The fiscal year 2012 year-to-date effective tax rate was 43.2% which was higher than the statutory rate primarily due to unfavorable net tax accrual adjustments of $0.6 million, none of which were individually significant. The fiscal year 2011 year-to-date effective tax rate of (50.0)% was driven by relatively low pre-tax income coupled with favorable net tax accrual adjustments.
Comparing the balance sheet as of December 31, 2011 to June 30, 2011, a reduction in the Company's inventory balance was primarily the result of efforts to reduce inventory and the substantial completion of the EMS segment European consolidation plan for which additional inventory had been held to facilitate the transition. The Company's accounts payable balance declined in conjunction with the reduced inventory levels. The Company's accrued expenses balance decreased primarily as a result of lower accrued compensation and lower accrued restructuring costs. During the first half of fiscal year 2012, the Company paid a significant portion of the accrued restructuring balance related to the European consolidation plan.

Electronic Manufacturing Services Segment
EMS segment results follow:

	At or for the Three Months Ended			For the Six Months Ended
	December 31			December 31
(Amounts in Millions)	2011	2010	% Change	2011	2010	% Change
Net Sales	$148.1	$181.4	(18)%	$290.9	$359.3	(19)%
Operating Income (Loss)	$0.2	$0.2	26%	$(2.0)	$0.4	(677)%
Operating Income (Loss) %	0.2%	0.1%		(0.7)%	0.1%
Net Income (Loss)	$0.3	$(0.1)	389%	$(0.8)	$(0.4)	(121)%
Restructuring Expense, net of tax	$0.9	$0.2	324%	$0.9	$0.3	251%
Open Orders	$170.3	$197.2	(14)%
Second quarter and year-to-date fiscal year 2012 EMS segment net sales to customers in the medical and industrial control industries decreased compared to the second quarter and year-to-date periods of fiscal year 2011 which more than offset an increase in net sales to customers in the automotive industry. The decline in net sales to the medical industry in the fiscal year 2012 second quarter and year-to-date periods was attributable to the expiration of a contract with one medical customer (Bayer AG) late in fiscal year 2011 which accounted for a $36.6 million and $74.5 million decline in net sales in the second quarter and year-to-date periods of fiscal year 2012 compared to the same periods of the prior fiscal year, respectively. Excluding this customer, second quarter fiscal year 2012 net sales to the medical industry were flat while year-to-date net sales increased when compared to the prior year same periods. Open orders were down 14% as of December 31, 2011 compared to December 31, 2010 due to the lower orders from Bayer AG. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of the EMS segment's business.
Second quarter and fiscal year-to-date 2012 EMS segment gross profit as a percent of net sales improved 1.2 and 0.6 percentage points when compared to the second quarter and year-to-date periods of fiscal year 2011, respectively. The improvement in gross profit as a percent of net sales was primarily driven by the benefit of a sales mix shift toward higher margin product.
EMS segment selling and administrative expenses in the second quarter and first half of fiscal year 2012 compared to the same periods of fiscal year 2011 decreased 14% and 9% in absolute dollars, respectively, but increased as a percent of net sales on the lower sales volumes. The second quarter and year-to-date selling and administrative expenses declined due to benefits realized from restructuring activities within this segment.
During the second quarter of fiscal year 2012, the previously announced exit of the Company's small assembly facility located in Fremont, California was substantially complete along with the associated move of a majority of that business to the Jasper, Indiana facility. In addition, the previously announced consolidation of the Company's European EMS facilities was likewise substantially complete in the second quarter of fiscal year 2012. The consolidation is expected to improve the Company's margins in the very competitive EMS market. Restructuring expenses recorded during the three and six months ended December 31, 2011 were related to these actions.
EMS segment Other Income (Expense) for the second quarter and year-to date periods of fiscal year 2012 totaled income of $0.3 million and $0.7 million, respectively, compared to expense of $1.0 million and $1.8 million recorded during the second quarter and year-to-date periods of fiscal year 2011, respectively. The variances in Other Income (Expense) were primarily related to foreign currency exchange movement.

Included in this segment are a significant amount of sales to Bayer AG affiliates in the prior fiscal year which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2011	2010	2011	2010
Bayer AG affiliated sales as a percent of consolidated net sales	1%	12%	1%	13%
Bayer AG affiliated sales as a percent of EMS segment net sales	1%	21%	1%	22%
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
Risk factors within the EMS segment include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their electronics manufacturing. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Furniture Segment
Furniture segment results follow:

	At or for the Three Months Ended			For the Six Months Ended
	December 31			December 31
(Amounts in Millions)	2011	2010	% Change	2011	2010	% Change
Net Sales	$148.8	$129.2	15%	$276.6	$246.0	12%
Operating Income	$5.4	$1.3	326%	$7.2	$2.3	208%
Operating Income %	3.6%	1.0%		2.6%	1.0%
Net Income	$3.4	$0.8	329%	$4.6	$1.4	232%
Open Orders	$85.9	$80.0	7%
The net sales increase in the Furniture segment for the second quarter and year-to-date periods of fiscal year 2012 compared to the same periods of fiscal year 2011 resulted from increased net sales of both office furniture and hospitality furniture. The increase in office furniture net sales during the second quarter and year-to-date periods of fiscal year 2012 compared to the prior year same periods was due to the positive impact of both increased sales volumes and price increases net of incremental discounting. Net sales of newly introduced office furniture products which have been sold for less than twelve months approximated $2.3 million and $7.1 million for the second quarter and first half of fiscal year 2012, respectively. Open orders of furniture products at December 31, 2011 increased 7% when compared to the open orders level as of December 31, 2010 due to increased open orders for hospitality furniture. Open orders at a point in time may not be indicative of future sales trends.
Furniture segment gross profit as a percent of net sales increased 0.1 percentage point in the second quarter fiscal year 2012 and decreased 0.1 percentage point for the year-to-date period of fiscal year 2012 when compared to the same periods of fiscal year 2011. For both the second quarter and year-to-date periods of fiscal year 2012, sales price increases net of incremental discounting favorably impacted the gross profit. The second quarter and fiscal year-to-date 2012 gross profit as a percent of net sales was hampered by commodity cost increases and the impact of excess operating capacity at select locations. The fiscal year-to-date

2012 gross profit as a percent of net sales was also unfavorably impacted by higher freight and fuel costs.
Second quarter and year-to-date fiscal year 2012 Furniture segment selling and administrative expenses increased in absolute dollars 4% and 5%, respectively, but as a percent of net sales decreased 2.5 percentage points and 1.8 percentage points, respectively, primarily due to the higher sales volumes when compared to the second quarter and year-to-date periods of fiscal year 2011. The second quarter and year-to-date periods of fiscal year 2012 were impacted by higher costs associated with sales and marketing initiatives to drive growth, higher salary expenses, and higher commissions resulting from the higher net sales.
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

Liquidity and Capital Resources
Working capital at December 31, 2011 was $176.8 million compared to working capital of $178.0 million at June 30, 2011. The current ratio was 1.9 at December 31, 2011 compared to 1.8 at June 30, 2011.
The Company's measure of accounts receivable performance, also referred to as Days Sales Outstanding (DSO), for the first half of fiscal year 2012 was 46.9 days as compared to 47.0 days for the first half of fiscal year 2011. The Company defines DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the first half of fiscal year 2012 decreased to 61.9 days from 67.1 days for the first half of fiscal year 2011. An elevated PDSOH in the first half of the prior year, partly due to higher inventory levels associated with the ramp up of certain programs and the transfer of production among the Company's EMS segment facilities, coupled with successful inventory reduction initiatives in the current fiscal year resulted in the improved PDSOH compared to the prior year. The Company defines PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.
The Company's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of the Company's revolving credit facility, totaled $126.4 million at December 31, 2011 compared to $146.2 million at June 30, 2011.
The Company's cash and cash equivalents position decreased from $51.4 million at June 30, 2011 to $31.6 million at December 31, 2011. The Company had no short-term borrowings outstanding as of December 31, 2011 or June 30, 2011. Operating activities provided $1.2 million of cash in the first half of fiscal year 2012 compared to $21.0 million of cash used by operating activities in the first half of fiscal year 2011. The cash outflow in the first half of the prior fiscal year was primarily driven by an increase in inventory in the EMS segment due to higher inventory levels associated with the ramp up of certain programs and the transfer of production among the Company's EMS segment facilities. During the first half of fiscal year 2012, the Company reinvested $17.5 million into capital investments for the future with the largest investments being made for manufacturing equipment in the EMS segment. The Company also paid $3.7 million in dividends, which was lower than the $5.5 million in dividends paid in the first half of the prior fiscal year due to a dividend payment occurring on December 31, 2010 rather than in January. Consistent with the Company's historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During fiscal year 2012, the Company expects to continue to invest in capital expenditures prudently, particularly for projects including potential acquisitions that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability.
At both December 31, 2011 and June 30, 2011, the Company had no short-term borrowings outstanding under its $100 million credit facility and no borrowings outstanding under any of its smaller foreign credit facilities. At December 31, 2011, the Company had $5.2 million in letters of credit against the $100 million credit facility. Total availability to borrow under the $100 million credit facility was $94.8 million at December 31, 2011.
The Company maintains the $100 million credit facility with an expiration date in April 2013 that allows for both issuances of letters of credit and cash borrowings. The $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to the consent of the participating banks. The $100 million credit facility requires the Company to comply with certain debt covenants, the most significant of which are the interest coverage ratio and minimum net worth. The Company was in compliance with the debt covenants during the first half of fiscal year 2012.

The table below compares the actual net worth and interest coverage ratio with the limits specified in the credit agreement.

Covenant	At or For the Period Ended December 31, 2011	Limit As Specified in Credit Agreement	Excess
Minimum Net Worth	$380,241,000	$362,000,000	$18,241,000
Interest Coverage Ratio	165.7	3.0	162.7
The Interest Coverage Ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.
In addition to the $100 million credit facility, the Company can opt to utilize foreign credit facilities which are available to satisfy short-term cash needs at a specific foreign location rather than funding from intercompany sources. The Company maintains a foreign credit facility for its EMS segment operation in Thailand which is backed by the $100 million revolving credit facility. The Company has a credit facility for its EMS segment operation in Poland, which allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $7.8 million U.S. dollars at December 31, 2011 exchange rates). These foreign credit facilities can be canceled at any time by either the bank or the Company.
The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the Company's credit facilities will be sufficient for fiscal year 2012 and the foreseeable future. One of the Company's sources of funds has been its ability to generate cash from operations to meet its liquidity obligations, which during the first half of fiscal year 2012 was hampered by the reduction of accrued expenses due to the timing of compensation payments and payments for accrued severance related to the European consolidation restructuring plan. In the future the Company's generation of cash could also be adversely affected by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. In particular, should demand for the Company's products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted. Another source of funds is the Company's credit facilities. The $100 million credit facility is contingent on complying with certain debt covenants.
The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Fair Value
During the second quarter of fiscal year 2012, no financial assets were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. The Company's foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
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

•
Sales returns and allowances - At the time revenue is recognized certain provisions may also be recorded, including a provision for returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At December 31, 2011 and June 30, 2011, the reserve for returns and allowances was $2.5 million and $2.1 million, respectively. The returns and allowances reserve approximated 1% to 2% of gross trade receivables during the two-year period preceding December 31, 2011.

•
Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at December 31, 2011 and at June 30, 2011 was $1.0 million and $1.4 million, respectively. During the two-year period preceding December 31, 2011, this reserve had approximated 1% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 10% and 11% of consolidated inventories at December 31, 2011 and June 30, 2011, respectively, including approximately 77% and 81% of the Furniture segment inventories at December 31, 2011 and June 30, 2011, respectively. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. The Company may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At December 31, 2011 and June 30, 2011, the Company's accrued liabilities for self-insurance exposure were $4.2 million and $3.6 million, respectively.
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

The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, the Company believes it has made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.8 million at December 31, 2011 and $3.6 million at June 30, 2011.

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
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2011, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting.
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. The Company did not repurchase any shares under the repurchase program during the second quarter of fiscal year 2012. At December 31, 2011, two million shares remained available under the repurchase program.

Item 6.  Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2007)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 23, 2009)

11	Computation of Earnings Per Share

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
* These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ JAMES C. THYEN
James C. Thyen President, Chief Executive Officer
February 3, 2012

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Executive Vice President, Chief Financial Officer
February 3, 2012

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2007)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 23, 2009)
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.