Form 10-Q
period 2012-03-31
KIMBALL INTERNATIONAL INC
filed 2012-05-03
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant's common stock as of April 18, 2012 was:
Class A Common Stock - 10,347,707 shares
Class B Common Stock - 27,552,982 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	March 31, 2012	June 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$54,467	$51,409
Receivables, net of allowances of $1,584 and $1,799, respectively	143,858	149,753
Inventories	127,016	141,097
Prepaid expenses and other current assets	46,840	50,215
Assets held for sale	2,281	2,807
Total current assets	374,462	395,281
Property and Equipment, net of accumulated depreciation of $356,137 and $360,105, respectively	190,570	196,682
Goodwill	2,542	2,644
Other Intangible Assets, net of accumulated amortization of $65,773 and $65,514, respectively	6,871	7,625
Other Assets	22,303	24,080
Total Assets	$596,748	$626,312

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$14	$12
Accounts payable	140,248	149,107
Dividends payable	1,843	1,835
Accrued expenses	48,491	66,316
Total current liabilities	190,596	217,270
Other Liabilities:
Long-term debt, less current maturities	273	286
Other	21,130	21,357
Total other liabilities	21,403	21,643
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - 50,000,000 shares authorized; 14,368,000 shares issued	718	718
Class B - 100,000,000 shares authorized; 28,657,000 shares issued	1,433	1,433
Additional paid-in capital	170	230
Retained earnings	447,860	450,172
Accumulated other comprehensive income (loss)	(1,744)	1,618
Less: Treasury stock, at cost:
Class A - 4,020,000 and 3,945,000 shares, respectively	(49,235)	(49,437)
Class B - 1,104,000 and 1,330,000 shares, respectively	(14,453)	(17,335)
Total Share Owners' Equity	384,749	387,399
Total Liabilities and Share Owners' Equity	$596,748	$626,312
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2012	2011	2012	2011
Net Sales	$284,414	$314,466	$851,953	$919,774
Cost of Sales	233,775	263,775	700,024	772,360
Gross Profit	50,639	50,691	151,929	147,414
Selling and Administrative Expenses	47,650	46,869	142,215	143,206
Restructuring Expense	895	68	2,488	553
Operating Income	2,094	3,754	7,226	3,655
Other Income (Expense):
Interest income	121	196	341	587
Interest expense	(7)	(40)	(23)	(110)
Non-operating income, net	1,054	745	1,090	1,411
Other income, net	1,168	901	1,408	1,888
Income Before Taxes on Income	3,262	4,655	8,634	5,543
Provision for Income Taxes	756	1,349	3,077	905
Net Income	$2,506	$3,306	$5,557	$4,638

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.06	$0.08	$0.14	$0.11
Class B	$0.07	$0.09	$0.15	$0.13
Diluted Earnings Per Share:
Class A	$0.06	$0.08	$0.14	$0.11
Class B	$0.07	$0.09	$0.15	$0.13

Dividends Per Share of Common Stock:
Class A	$0.045	$0.045	$0.135	$0.135
Class B	$0.050	$0.050	$0.150	$0.150

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	37,899	37,746	37,875	37,718
Diluted	38,005	37,845	38,024	37,856
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Nine Months Ended
	March 31
	2012	2011
Cash Flows From Operating Activities:
Net income	$5,557	$4,638
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	23,036	23,509
(Gain) loss on sales of assets	6	(36)
Restructuring	(167)	—
Deferred income tax and other deferred charges	3,906	4,673
Stock-based compensation	960	1,049
Excess tax benefits from stock-based compensation	(42)	—
Other, net	802	772
Change in operating assets and liabilities:
Receivables	4,105	(31,557)
Inventories	11,722	(2,642)
Prepaid expenses and other current assets	3,217	(3,685)
Accounts payable	(5,494)	(9,195)
Accrued expenses	(17,609)	4,910
Net cash provided by (used for) operating activities	29,999	(7,564)
Cash Flows From Investing Activities:
Capital expenditures	(21,147)	(20,893)
Proceeds from sales of assets	2,282	888
Purchases of capitalized software	(1,049)	(1,100)
Other, net	129	(1,023)
Net cash used for investing activities	(19,785)	(22,128)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	—	82,300
Payments on revolving credit facility	—	(82,300)
Additional net change in credit facilities	—	5,900
Payments on long-term debt	(11)	(12)
Dividends paid to Share Owners	(5,520)	(5,495)
Excess tax benefits from stock-based compensation	42	—
Repurchase of employee shares for tax withholding	(337)	(278)
Net cash (used for) provided by financing activities	(5,826)	115
Effect of Exchange Rate Change on Cash and Cash Equivalents	(1,330)	5,487
Net Increase (Decrease) in Cash and Cash Equivalents	3,058	(24,090)
Cash and Cash Equivalents at Beginning of Period	51,409	65,342
Cash and Cash Equivalents at End of Period	$54,467	$41,252
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$1,426	$215
Interest expense	$32	$106

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
Components of Non-operating income, net:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2012	2011	2012	2011
Foreign Currency/Derivative Gain (Loss)	$(283)	$100	$828	$(1,271)
Gain on Supplemental Employee Retirement Plan Investments	1,370	690	495	2,966
Other	(33)	(45)	(233)	(284)
Non-operating income, net	$1,054	$745	$1,090	$1,411

Income Taxes:
Accounting standards require the Company to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is “more likely than not” that some portion or all of the deferred tax asset will not be utilized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, with a carryforward period of up to 20 years.  As of March 31, 2012, the Company is forecasting that it will likely be in a cumulative three-year domestic loss position as of June 30, 2012. In evaluating whether a valuation allowance was warranted as of March 31, 2012, the Company considered positive evidence such as the Company's favorable trend in earnings over the last three years progressing from a pre-tax domestic loss to positive domestic pre-tax earnings in the current year, future expected domestic taxable income (after consideration of adjustments for certain non-recurring items to the recent historical operating results), and certain tax planning strategies that would, if necessary, be implemented to generate taxable income.  After weighing the positive and negative evidence, management determined that it was more likely than not that all of the domestic deferred tax asset would be realized, and accordingly, a valuation allowance for the domestic net deferred tax asset was not required as of March 31, 2012.
In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
The Company's effective tax rate was 23.2% and 35.6%, respectively, for the three and nine months ended March 31, 2012, as compared to 29.0% and 16.3%, respectively, for the three and nine months ended March 31, 2011. Unfavorable net tax accrual adjustments of $0.6 million were recorded during the nine months ended March 31, 2012, which largely offset a favorable earnings mix between U.S. and foreign jurisdictions. For the nine-month period ending March 31, 2011, the effective tax rate was favorably impacted by the earnings mix between U.S. and foreign jurisdictions and by the benefit of a research and development tax credit.
New Accounting Standards:
In December 2011, the Financial Accounting Standards Board (FASB) issued guidance which creates new disclosure requirements for offsetting assets and liabilities. The guidance requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for the Company's first quarter fiscal year 2014 financial statements on a retrospective basis. The Company is currently evaluating this guidance, but does not expect the adoption will have a material effect on the Company's consolidated financial statements.
In September 2011, the FASB issued guidance to allow the use of a qualitative approach to test goodwill for impairment. The guidance permits the Company to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company chose to early adopt this standard, therefore the guidance was effective for the Company's first quarter fiscal year 2012 financial statements. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows. At March 31, 2012, the Company's goodwill totaled $2.5 million, which approximates 0.4% of the Company's total assets.
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
In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. The guidance required additional disclosures, including disclosures related to the measurement of level 3 assets. The guidance became effective prospectively for the Company's third quarter fiscal year 2012 financial statements. The adoption did not have a material impact on the Company's consolidated financial statements.
In January 2010, the FASB issued guidance to improve disclosures about fair value instruments. The guidance requires additional disclosure about significant transfers between levels 1, 2, and 3 of the fair value hierarchy and requires disclosure of level 3 activity on a gross basis. In addition, the guidance clarifies existing requirements regarding the required level of disaggregation by class of assets and liabilities and also clarifies disclosures of inputs and valuation techniques. The guidance became effective beginning in the Company's third quarter of fiscal year 2010, except for the requirement to disclose level 3 activity on a gross basis, which became effective as of the beginning of the Company's fiscal year 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Note 2. Inventories
Inventory components of the Company were as follows:

(Amounts in Thousands)	March 31, 2012	June 30, 2011
Finished products	$29,859	$33,287
Work-in-process	11,748	11,734
Raw materials	99,893	109,337
Total FIFO inventory	$141,500	$154,358
LIFO reserve	(14,484)	(13,261)
Total inventory	$127,016	$141,097
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. During the three and nine month periods ended March 31, 2012, LIFO inventory liquidations increased net income by, in thousands, $98 and $378, respectively. During the three and nine month periods ended March 31, 2011, LIFO inventory liquidations increased net income by, in thousands, $820 and $1,019, respectively.

Note 3. Comprehensive Income
Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to Share Owners. Comprehensive income, shown net of tax if applicable, for the three and nine months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
(Amounts in Thousands)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$2,506			$3,306
Other comprehensive income (loss):
Foreign currency translation adjustments	$2,134	$(130)	$2,004	$4,765	$(1,090)	$3,675
Postemployment severance actuarial change	168	(68)	100	620	(247)	373
Derivative gain (loss)	1,697	(527)	1,170	(337)	(54)	(391)
Reclassification to (earnings) loss:
Derivatives	236	(78)	158	(408)	136	(272)
Amortization of prior service costs	71	(28)	43	71	(28)	43
Amortization of actuarial change	20	(7)	13	183	(73)	110
Other comprehensive income	$4,326	$(838)	$3,488	$4,894	$(1,356)	$3,538
Comprehensive income			$5,994			$6,844

	Nine Months Ended			Nine Months Ended
	March 31, 2012			March 31, 2011
(Amounts in Thousands)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$5,557			$4,638
Other comprehensive income (loss):
Foreign currency translation adjustments	$(6,391)	$1,886	$(4,505)	$11,543	$(2,652)	$8,891
Postemployment severance actuarial change	1,195	(477)	718	1,107	(442)	665
Derivative gain (loss)	(503)	292	(211)	839	(375)	464
Reclassification to (earnings) loss:
Foreign currency translation adjustments (1)	(493)	—	(493)	—	—	—
Derivatives	952	(267)	685	(1,215)	379	(836)
Amortization of prior service costs	214	(85)	129	214	(86)	128
Amortization of actuarial change	523	(208)	315	608	(242)	366
Other comprehensive income (loss)	$(4,503)	$1,141	$(3,362)	$13,096	$(3,418)	$9,678
Comprehensive income			$2,195			$14,316
(1) The reclassification of foreign currency translation adjustments to earnings relates to the final liquidation of a foreign subsidiary.

Accumulated other comprehensive income (loss), net of tax effects, was as follows:

	March 31, 2012	June 30, 2011
(Amounts in Thousands)
Foreign currency translation adjustments	$2,752	$7,750
Derivative loss	(3,991)	(4,465)
Postemployment benefits:
Prior service costs	(507)	(636)
Net actuarial gain (loss)	2	(1,031)
Accumulated other comprehensive income (loss)	$(1,744)	$1,618

Note 4. Segment Information
Management organizes the Company into segments based upon differences in products and services offered in each segment. The Electronic Manufacturing Services (EMS) segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. The EMS segment focuses on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The EMS segment currently sells primarily to customers in the medical, automotive, industrial, and public safety industries. The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. Each segment's product line offerings consist of similar products and services sold within various industries. Intersegment sales were insignificant.
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

	Three Months Ended				Nine Months Ended
	March 31				March 31
(Amounts in Thousands)	2012		2011		2012		2011
Net Sales:
Electronic Manufacturing Services	$160,959		$198,985		$451,899		$558,291
Furniture	123,455		115,481		400,054		361,483
Consolidated	$284,414		$314,466		$851,953		$919,774
Net Income (Loss):
Electronic Manufacturing Services	$3,303		$3,151		$2,515		$2,794
Furniture	(842)		(12)		3,771		1,378
Unallocated Corporate and Eliminations	45		167		(729)		466
Consolidated	$2,506	(1)	$3,306	(2)	$5,557	(1)	$4,638	(2)

(1)
Net Income (Loss) included after-tax restructuring charges, in thousands, of $539 and $1,497 in the three and nine months ended March 31, 2012, respectively. The EMS segment recorded, in the three and nine months ended March 31, 2012, in thousands, $519 and $1,450, respectively, of after-tax restructuring charges. Unallocated Corporate and Eliminations recorded, in the three and nine months ended March 31, 2012, in thousands, $20 and $47, respectively, of after-tax restructuring charges. The Furniture segment did not record restructuring during the three and nine months ended March 31, 2012. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

(2)
Net Income (Loss) included after-tax restructuring charges, in thousands, of $40 and $332 in the three and nine months ended March 31, 2011, respectively. The EMS segment recorded, in the three and nine months ended March 31, 2011, in thousands, $19 and $284, respectively, of after-tax restructuring charges. Unallocated Corporate and Eliminations recorded, in the three and nine months ended March 31, 2011, in thousands, $21 and $48, respectively, of after-tax restructuring charges. The Furniture segment did not record restructuring during the three and nine months ended March 31, 2011. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

(Amounts in Thousands)	March 31, 2012	June 30, 2011
Total Assets:
Electronic Manufacturing Services	$354,419	$377,067
Furniture	181,197	191,275
Unallocated Corporate and Eliminations	61,132	57,970
Consolidated	$596,748	$626,312

Note 5. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary. As of March 31, 2012, the Company had a maximum financial exposure from unused standby letters of credit totaling $4.4 million. The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements. Accordingly, no liability has been recorded as of March 31, 2012 with respect to the standby letters of credit. The Company also enters into commercial letters of credit to facilitate payment to vendors and from customers.
The Company estimates product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the nine months ended March 31, 2012 and 2011 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2012	2011
Product Warranty Liability at the beginning of the period	$2,109	$1,818
Additions to warranty accrual (including increases/decreases in estimates)	471	2,088
Settlements made (in cash or in kind)	(656)	(1,747)
Product Warranty Liability at the end of the period	$1,924	$2,159

Note 6. Restructuring Expense
The Company recognized consolidated pre-tax restructuring expense of $0.9 million and $2.5 million in the three and nine months ended March 31, 2012, respectively, and $0.1 million and $0.6 million in the three and nine months ended March 31, 2011, respectively. Restructuring plans which were active during the third quarter of fiscal year 2012 are discussed below. The EMS Gaylord restructuring plan, which was substantially complete prior to fiscal year 2012, is included in the summary table on the following page under the Other Restructuring Plan caption.
The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.
Fremont Restructuring Plan:
During the second quarter of fiscal year 2012, the Company completed a plan to exit a small leased EMS assembly facility located in Fremont, California. This plan had been approved in the fourth quarter of fiscal year 2011. Operations at this facility ceased during the second quarter of fiscal year 2012 and a majority of the business was transferred to an existing Jasper, Indiana EMS facility. The Company is contractually obligated on the lease of this facility until August 2013. The Company expects total pre-tax restructuring charges, exclusive of future costs if the Company is unable to sub-lease the facility, to be approximately $1.0 million, including $0.2 million related to severance and other employee transition costs, and approximately $0.8 million related to lease and other exit costs.
European Consolidation Plan:
During the second quarter of fiscal year 2012, the Company completed a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland. This plan had been approved in the fourth quarter of fiscal year 2008. The plan was executed in stages as follows:

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

•
The Company completed the consolidation of its EMS facility located in Wales, United Kingdom into the new facility. Production in Wales ceased and was transferred to the Poland facility in the second quarter of fiscal year 2012. The lease for the Wales facility terminated in the third quarter of fiscal year 2012.

Total pre-tax restructuring charges, excluding the gain on the sale of the former facility and construction of the new facility, related to the consolidation activities were approximately, in millions, $22.8 consisting of $20.8 of severance and other employee costs, $0.3 of property and equipment asset impairment, $0.4 of lease exit costs, and $1.3 of other exit costs.

Summary of All Plans
	Accrued June 30, 2011 (2)	Nine Months Ended March 31, 2012						Total Charges Incurred Since Plan Announcement	Total Expected Plan Costs
(Amounts in Thousands)		Amounts Charged Cash	Amounts Charged (Income) Non-cash	Amounts Utilized/ Cash Paid	Adjustments		Accrued March 31, 2012 (2)
EMS Segment
FY 2011 Fremont Restructuring Plan
Transition and Other Employee Costs	$264	$—	$15	$(236)	$(43)		$—	$236	$236
Plant Closure and Other Exit Costs	—	667	—	(340)	—		327	687	750
Total	$264	$667	$15	$(576)	$(43)		$327	$923	$986
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$7,694	$930	$—	$(8,499)	$(125)	(3)	$—	$20,824	$20,824
Asset Write-downs (Gain on Sale)	—	—	(182)	182	—		—	340	340
Plant Closure and Other Exit Costs	—	1,022		(1,022)	—		—	1,680	1,680
Total	$7,694	$1,952	$(182)	$(9,339)	$(125)		$—	$22,844	$22,844
Total EMS Segment	$7,958	$2,619	$(167)	$(9,915)	$(168)		$327	$23,767	$23,830
Unallocated Corporate
Other Restructuring Plan (1)	—	79	—	(79)	—		—	844	956
Consolidated Total of All Plans	$7,958	$2,698	$(167)	$(9,994)	$(168)		$327	$24,611	$24,786

(1)	Other Restructuring Plan represents the Gaylord restructuring plan initiated in fiscal year 2007.

(2)	Accrued restructuring at March 31, 2012 and June 30, 2011 of $0.3 million and $8.0 million, respectively, was recorded in current liabilities.

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
The Company's policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the nine months ended March 31, 2012. There were also no changes in the Company's inputs or valuation techniques used to measure fair values compared to those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents	1	Market - Quoted market prices
Derivative Assets: Foreign exchange contracts	2	Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates, considering counterparty credit risk
Derivative Assets: Stock warrants	3
Market - Based on a Black-Scholes valuation model with the following inputs (level 3 input values indicated in parenthesis): risk-free interest rate (1.01%), historical stock price volatility (94.8%), expected term (5.2 years), and estimated stock price ($0.15)

Stock warrants are revalued and analyzed for reasonableness on a quarterly basis. The level 3 inputs used are the standard inputs used in the Black-Scholes model. Input values are based on publicly available information (Federal Reserve interest rates) and internally-developed information (historical stock price volatility of comparable investments, remaining expected term of warrants, and discounted cash flow calculation of underlying investment).

Significant increases (decreases) in the historical stock price volatility, expected life and estimated stock price inputs in isolation would result in a significantly higher (lower) fair value measurement. The inputs do not have any interrelationships.

Trading securities: Mutual funds held by nonqualified supplemental employee retirement plan	1	Market - Quoted market prices
Derivative Liabilities: Foreign exchange contracts	2	Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates adjusted for the Company's non-performance risk

Recurring Fair Value Measurements:
As of March 31, 2012 and June 30, 2011, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	March 31, 2012
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivatives: Foreign exchange contracts	$—	$1,400	$—	$1,400
Derivatives: Stock warrants	—	—	1,373	1,373
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	17,195	—	—	17,195
Total assets at fair value	$17,195	$1,400	$1,373	$19,968
Liabilities
Derivatives: Foreign exchange contracts	$—	$831	$—	$831
Total liabilities at fair value	$—	$831	$—	$831

	June 30, 2011
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$32,021	$—	$—	$32,021
Derivatives: Foreign exchange contracts	—	1,044	—	1,044
Derivatives: Stock warrants	—	—	1,437	1,437
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	16,138	—	—	16,138
Total assets at fair value	$48,159	$1,044	$1,437	$50,640
Liabilities
Derivatives: Foreign exchange contracts	$—	$1,684	$—	$1,684
Total liabilities at fair value	$—	$1,684	$—	$1,684
The changes in fair value of Level 3 investment assets during the nine months ended March 31, 2012 were immaterial, and no purchases or sales of Level 3 assets occurred during the period.
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
Non-Recurring Fair Value Measurements:
During the nine months ended March 31, 2012, the Company had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include the following:

Financial Instrument	Level	Valuation Technique/Inputs Used
Notes receivable	2	Market - Price approximated based on the assumed collection of receivables in the normal course of business, taking into account the customer's non-performance risk
Non-marketable equity securities (cost-method investments, which carry shares at cost except in the event of impairment)	3	See explanation below regarding the method used to periodically estimate the fair value of cost-method investments
Long-term debt (carried at amortized cost)	3	Income - Price estimated using a discounted cash flow analysis based on quoted long-term debt market rates, taking into account the Company's non-performance risk

Investments in non-marketable equity securities are accounted for using the cost method if the Company does not have the ability to exercise significant influence over the operating and financial policies of the investee. On a periodic basis, but no less frequently than quarterly, these investments are assessed for impairment when there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. If a significant adverse effect on the fair value of the investment has occurred and is deemed to be other-than-temporary, the fair value of the investment is estimated, and the amount by which the carrying value of the cost-method investment exceeds its fair value is recorded as an impairment loss.

The carrying value of the Company's short-term financial instruments, including cash deposit accounts, trade accounts receivable, prepaid and deposit accounts, trade accounts payable, accrued expenses and dividends payable, approximate fair value due to the relatively short maturity and immaterial non-performance risk of such instruments. These financial instruments are categorized as Level 2 financial instruments.

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
The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of March 31, 2012, the Company had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $19.2 million and to hedge currencies against the Euro in the aggregate notional amount of 37.4 million EUR. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.
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
The fair value of outstanding derivative instruments is recognized on the balance sheet as a derivative asset or liability. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners' Equity, and are subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The ineffective portion of the derivative gain or loss is reported in the Non-operating income, net line item on the Condensed Consolidated Statements of Income immediately. The gain or loss associated with derivative instruments that are not designated as hedging instruments or that cease to meet the criteria for hedging under FASB guidance is also reported in the Non-operating income, net line item on the Condensed Consolidated Statements of Income immediately.
Based on fair values as of March 31, 2012, the Company estimates that $0.2 million of pre-tax derivative losses deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on foreign exchange contracts are generally offset by gains in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time the Company had hedged its exposure to the variability in future cash flows was 11 months as of both March 31, 2012 and June 30, 2011.

Stock Warrants:
The Company holds common and preferred stock warrants which provide the right to purchase a privately-held company's equity securities at a specified exercise price. Specifically, the Company holds stock warrants to purchase 2,750,000 shares of common stock at a $0.15 per share exercise price and stock warrants to purchase a number of shares of preferred stock based on the latest preferred stock offering price (11 million shares of preferred stock at a $0.25 per share exercise price, based on the last offering price of outstanding preferred stock). The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. Gains and losses on the revaluation of stock warrants are recognized in the Non-operating income, net line item on the Condensed Consolidated Statements of Income.
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

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
(Amounts in Thousands)		Fair Value As of			Fair Value As of
	Balance Sheet Location	March 31, 2012	June 30, 2011	Balance Sheet Location	March 31, 2012	June 30, 2011
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$874	$644	Accrued expenses	$803	$415

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	526	400	Accrued expenses	28	1,269
Stock warrants	Other assets (long-term)	1,373	1,437
Total derivatives		$2,773	$2,481		$831	$1,684

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2012	2011	2012	2011
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$1,697	$(337)	$(503)	$839

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Nine Months Ended
(Amounts in Thousands)		March 31		March 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2012	2011	2012	2011
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$(228)	$562	$(1,061)	$1,296
Foreign exchange contracts	Non-operating income, net	(8)	(157)	109	(84)
Total		$(236)	$405	$(952)	$1,212

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income, net	$—	$3	$—	$3

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income, net	$(454)	$(1,598)	$1,655	$(3,761)
Stock warrants	Non-operating income, net	(22)	(5)	(63)	5
Total		$(476)	$(1,603)	$1,592	$(3,756)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(712)	$(1,195)	$640	$(2,541)

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

In June 2011, the privately-held company completed a qualified financing, resulting in the conversion of the convertible notes into 12.2 million preferred shares. The conversion of the convertible notes to shares had no earnings impact, although prior to the conversion the investment in convertible notes had experienced a $1.2 million other-than-temporary impairment loss that was recognized in the fourth quarter of fiscal year 2011. The new shares are classified as non-marketable equity securities accounted for under the cost method of accounting, which carries the shares at cost except in the event of impairment. The shares have a carrying value of $1.8 million at both March 31, 2012 and June 30, 2011, and are included in the Other Assets line of the Condensed Consolidated Balance Sheets.
The former investment in convertible notes and the current investment in private equity do not rise to the level of a material variable interest or a controlling interest in the privately-held company which would require consolidation.

Supplemental Employee Retirement Plan Investments:
The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and exactly offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the nine months ended March 31, 2012 and 2011 was, in thousands, $96, and $2,604, respectively. SERP asset and liability balances were as follows:

(Amounts in Thousands)	March 31 2012	June 30 2011
SERP investment - current asset	$6,041	$5,604
SERP investment - other long-term asset	11,154	10,534
Total SERP investment	$17,195	$16,138

SERP obligation - current liability	$6,041	$5,604
SERP obligation - other long-term liability	11,154	10,534
Total SERP obligation	$17,195	$16,138

Note 10. Assets Held for Sale
At March 31, 2012, in thousands, assets totaling $2,281 were classified as held for sale, and consisted of $1,160 for a facility and land related to the Gaylord, Michigan exited operation within the EMS segment and $1,121 for an idle Furniture segment manufacturing facility and land located in Jasper, Indiana. The Gaylord, Michigan facility and land were reported as unallocated corporate assets for segment reporting purposes. The idle Jasper, Indiana manufacturing facility and land were reported as Furniture segment assets for segment reporting purposes. During the year-to-date period of fiscal year 2012, the Company sold a tract of land in Poland which was previously classified as held for sale. The sale had an immaterial effect on the Company's condensed consolidated financial statements. At June 30, 2011, the Company had, in thousands, assets totaling $2,807 classified as held for sale.

Note 11. Postemployment Benefits
The Company maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. The components of net periodic postemployment benefit cost applicable to the Company's severance plans were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2012	2011	2012	2011
Service cost	$199	$227	$604	$711
Interest cost	49	65	150	203
Amortization of prior service costs	71	71	214	214
Amortization of actuarial change	20	183	523	608
Net periodic benefit cost	$339	$546	$1,491	$1,736

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

Performance Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Annual Performance Shares – Class A (1)	1st Quarter	327,000	$5.45
Long-Term Performance Shares – Class A (2)	1st Quarter	467,200	$5.45

Unrestricted Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Unrestricted Shares (Director Compensation) – Class B (3)	2nd Quarter	14,687	$5.73
Unrestricted Shares – Class A (3)	3rd Quarter	4,500	$6.40
Unrestricted Shares – Class B (3)	3rd Quarter	3,000	$6.40

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
The Company is involved with VIEs consisting of an investment in preferred stock and stock warrants of a privately-held company, a note receivable related to the sale of an Indiana facility, and notes receivable resulting from loans provided to an electronics engineering services firm during fiscal year 2011. The Company also has a business development cooperation agreement with the electronic engineering services firm. For information related to the Company's investment in the privately-held company, see Note 9 - Investments and Note 8 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements. The combined carrying value of the notes receivable was $2.7 million and $2.8 million as of March 31, 2012 and June 30, 2011, respectively, with no reserve, and with the short-term portion recorded on the Receivables line and the long-term portion recorded on the Other Assets line of the Company's Condensed Consolidated Balance Sheet. The Company has no material exposure related to the VIEs in addition to the items recorded on its Condensed Consolidated Balance Sheet.
The Company has no obligation to provide additional funding to the VIEs, and thus its risk of loss related to the VIEs is limited to the carrying value of the investments and notes receivable. The Company did not provide any financial support in addition to the items discussed above to the VIEs during the quarter ended March 31, 2012.

Note 14. Credit Quality and Allowance for Credit Losses of Notes Receivable

The Company monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. The Company holds collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of March 31, 2012, none of the outstanding notes receivable are past due.

	As of March 31, 2012			As of June 30, 2011
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,390	$—	$1,390	$1,334	$—	$1,334
Notes Receivable from an Electronics Engineering Services Firm	1,341	—	1,341	1,420	—	1,420
Total	$2,731	$—	$2,731	$2,754	$—	$2,754

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
Kimball International, Inc. provides a variety of products from its two business segments: the Electronic Manufacturing Services (EMS) segment and the Furniture segment. The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities globally to the medical, automotive, industrial, and public safety industries. The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names.
EMS industry projections for calendar year 2012 (by IDC and IHS iSuppli in January 2012) reported a range of projected growth from flat to 4% in the EMS industry. In addition, the Semiconductor Industry Association (SIA) reported in January 2012 that semiconductor sales are projected to have low single-digit growth in calendar year 2012, and although the Company does not directly serve this market, it may be indicative of the end market demand for products utilizing electronic components.
The Company focuses on the four key vertical markets of medical, automotive, industrial, and public safety in the EMS segment. The Company's overall demand continues to stabilize, but is mixed. The automotive end market is benefiting from relative strength in the U.S. market which is offset by softening in other geographies such as Europe. The industrial market demand is soft due in large part to the lower demand for heating, cooling, and ventilation (HVAC) products. Demand in the medical and public safety markets remains stable.
As of March 2012, the Business and Institutional Furniture Manufacturer Association (BIFMA) forecasted a year-over-year increase in the office furniture industry for calendar year 2012 of less than 1% with improved growth of approximately 7% forecast for calendar year 2013. The hospitality furniture market forecasts (reported during the first quarter of calendar year 2012 by Smith Travel Research and PricewaterhouseCoopers LLP) project an approximate 1% increase in occupancy rates and an approximate 6% increase in revenue per available room (RevPAR) for calendar year 2012.
Competitive pricing pressures continue to burden the operating margins of select areas of the Company's operations.
The Company is committed to ensuring it sustains the cost efficiencies and process improvements undertaken during the recession. In addition, a long-standing component of the Company's profit sharing incentive bonus plan is that it is linked to the Company's worldwide, group, or business unit performance which adjusts compensation expense as profits within each level change. The focus on cost control continues. At the same time, the Company has continued making prudent investments in product development, technology, and marketing and business development initiatives to drive profitable growth. The Company also continues to closely monitor market changes and its liquidity in order to proactively adjust its operating costs, discretionary capital spending, and dividend levels as needed.
The Company continued to maintain a strong balance sheet as of March 31, 2012, which included minimal long-term debt of $0.3 million and Share Owners' equity of $384.7 million. The Company's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of the Company's revolving credit facility, was $150.1 million at March 31, 2012.

In addition to the above discussion related to the current market conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding the Company's financial condition and operating performance:

•
While certain sectors are showing signs of economic recovery, the macroeconomic environment continues to reflect volatility and drive uncertainty as a result of significant fiscal problems. The impact is reflected in all of the Company's markets, which can disrupt business strategy, execution, and timing.

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

•
Commodity pricing has fluctuated significantly over the past several quarters. Inflation has moderated and does not appear to be a significant risk in the near-term. However, oil and fuel prices are putting upward pressure on inflation that may begin to impact costs early into the Company's fiscal year 2013. Mitigating the impact of raw material commodity pricing pressures and increasing prices for fuel and other freight costs, such as container rates on ocean vessels, continues to be an area of focus within the Company.

•
The Company will continue its focus on maintaining a strong financial position. Managing working capital in conjunction with fluctuating demand levels is key. In addition, the Company plans to continue to invest in capital expenditures prudently for projects in support of both organic growth and potential acquisitions that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability.

•
Management continues to evaluate and monitor the implementation of the healthcare reform legislation that was signed into law in March 2010. This legislation is expected to increase the Company's healthcare and related administrative expenses as the provisions of the law become effective over the next couple of years.

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

Financial Overview - Consolidated
Third quarter fiscal year 2012 consolidated net sales were $284.4 million compared to third quarter fiscal year 2011 net sales of $314.5 million, a 10% decrease, driven by a net sales decrease in the EMS segment of 19% which more than offset a net sales increase in the Furniture segment of 7%. In the third quarter of fiscal year 2012 the Company recorded net income of $2.5 million, or $0.07 per Class B diluted share, inclusive of after-tax restructuring charges of $0.5 million, or $0.01 per Class B diluted share primarily related to the wrap-up of the EMS segment European consolidation plan. Net income for the third quarter of fiscal year 2011 was $3.3 million, or $0.09 per Class B diluted share.
Net sales for the nine-month period ended March 31, 2012 of $852.0 million declined 7% from net sales of $919.8 million for the same period of the prior fiscal year due to a 19% net sales decrease in the EMS segment which more than offset an 11% net sales increase in the Furniture segment. Net income for the nine-month period ended March 31, 2012 totaled $5.6 million, or $0.15 per Class B diluted share, inclusive of $1.5 million, or $0.04 per Class B diluted share, of after-tax restructuring charges primarily related to the EMS segment European consolidation plan. Net income for the nine-month period ended March 31, 2011 totaled $4.6 million, or $0.13 per Class B diluted share, inclusive of $0.3 million, or $0.01 per Class B diluted share, of after-tax restructuring charges.
Consolidated gross profit as a percent of net sales increased to 17.8% for the third quarter of fiscal year 2012 from 16.1% for the third quarter of fiscal year 2011. For the year-to-date period of fiscal year 2012, gross profit as a percent of net sales improved to 17.8% compared to 16.0% for the year-to-date period of fiscal year 2011. The consolidated gross margin improvement for both the third quarter and year-to date periods of fiscal year 2012 was driven by margin improvement in the EMS segment and a shift in sales mix (as depicted in the table below) toward the Furniture segment which operates at a higher gross profit percentage than the EMS segment. Gross profit is discussed in more detail in the following segment discussions.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2012	2011	2012	2011
EMS segment net sales as % of total	57%	63%	53%	61%
Furniture segment net sales as % of total	43%	37%	47%	39%
Third quarter fiscal year 2012 consolidated selling and administrative expenses increased 2% in absolute dollars as benefits realized from restructuring activities in the EMS segment were more than offset by higher selling and administrative expenses in the Furniture segment and by increased expense of $0.7 million related to the normal revaluation to fair value of the Company's Supplemental Employee Retirement Plan (SERP) liability. The impact from the increase of the SERP liability that was recognized in selling and administrative expenses was exactly offset by a gain on the SERP investment for which the revaluation was recorded in Other Income (Expense), and thus there was no effect on net income. Employee contributions comprise approximately 90% of the SERP investment.
Consolidated selling and administrative expenses for the first nine months of fiscal year 2012 decreased 1% in absolute dollars but increased as a percent of net sales compared to the first nine months of fiscal year 2011, as sales volumes decreased at a quicker rate than the selling and administrative expenses. During the year-to-date periods of fiscal year 2012 and 2011, the Company recorded $0.5 million and $3.0 million, respectively, of expense related to the normal revaluation to fair value of its SERP liability. The result was a favorable variance in selling and administrative expenses of $2.5 million. Compared to the year-to-date period of fiscal year 2011, the selling and administrative expenses for the first nine months of fiscal year 2012 were also favorably impacted by benefits realized from restructuring activities in the EMS segment and were unfavorably impacted by increased spending on sales and marketing initiatives to drive growth in the Furniture segment.
The Company recorded other income of $1.2 million during the third quarter of fiscal year 2012, compared to other income of $0.9 million recorded during the third quarter of fiscal year 2011. The increase in other income was primarily driven by the $0.7 million favorable variance in the revaluation of the SERP investments which was partially offset by unfavorable net foreign currency exchange movement in the third quarter of fiscal year 2012 that impacted the Company's EMS segment. Fiscal 2012 year-to-date other income totaled $1.4 million compared to other income of $1.9 million recorded during the year-to-date period of fiscal 2011. The $2.5 million unfavorable variance in the revaluation of the SERP investments discussed above was partially offset by favorable net foreign currency exchange movement during the fiscal year-to-date 2012 period that benefited the Company's EMS segment.
The fiscal year 2012 year-to-date effective tax rate of 35.6% was unfavorably impacted by individually insignificant net tax accrual adjustments totaling $0.6 million which largely offset a favorable impact of the earnings mix between U.S. and foreign jurisdictions. The fiscal year 2011 year-to-date effective tax rate of 16.3% was favorably impacted by the earnings mix between U.S. and foreign jurisdictions and by the benefit of the research and development tax credit.
Comparing the balance sheet as of March 31, 2012 to June 30, 2011, a reduction in the Company's inventory balance was primarily the result of successful inventory reduction efforts. The Company's accounts payable balance declined in conjunction with the reduced inventory levels. The Company's accrued expenses balance decreased primarily as a result of lower accrued compensation and lower accrued restructuring costs. The accrued restructuring balance as of June 30, 2011 of $8.0 million was primarily related to the European consolidation plan and has been substantially paid during the fiscal year-to-date 2012 period.

Electronic Manufacturing Services Segment
EMS segment results follow:

	At or for the Three Months Ended			For the Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2012	2011	% Change	2012	2011	% Change
Net Sales	$161.0	$199.0	(19)%	$451.9	$558.3	(19)%
Operating Income	$5.0	$4.5	11%	$3.0	$4.9	(39)%
Operating Income %	3.1%	2.3%		0.7%	0.9%
Net Income	$3.3	$3.2	5%	$2.5	$2.8	(10)%
Restructuring Expense, net of tax	$0.5	$—		$1.5	$0.3
Open Orders	$154.1	$175.4	(12)%
Third quarter and year-to-date fiscal year 2012 EMS segment net sales to customers in the medical, industrial, and public safety industries decreased compared to the third quarter and year-to-date periods of fiscal year 2011 which more than offset an increase in net sales to customers in the automotive industry. The decline in net sales to the medical industry in the fiscal year 2012 third quarter and year-to-date periods was attributable to the expiration of a contract with one medical customer (Bayer AG) late in fiscal year 2011 which accounted for a $45.7 million and $120.2 million decline in net sales in the third quarter and year-to-date periods of fiscal year 2012 compared to the same periods of the prior fiscal year, respectively. Excluding this customer, net sales to the medical industry, as well as the overall EMS segment net sales, increased for both the third quarter and year-to-date periods of fiscal year 2012 when compared to the prior year same periods. Open orders were down 12% as of March 31, 2012 compared to March 31, 2011. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of the EMS segment's business.
Third quarter and fiscal year-to-date 2012 EMS segment gross profit as a percent of net sales improved 1.9 and 1.1 percentage points when compared to the third quarter and year-to-date periods of fiscal year 2011, respectively. The improvement in gross profit as a percent of net sales was primarily driven by the benefit of a sales mix shift toward higher margin product and benefits realized related to restructuring activities in which two facilities were closed during the second quarter of fiscal year 2012.
EMS segment selling and administrative expenses in the third quarter and nine months ended March 31, 2012 compared to the same periods of fiscal year 2011 decreased 13% and 10% in absolute dollars, respectively, but increased as a percent of net sales on the lower sales volumes. The third quarter and year-to-date selling and administrative expenses declined due to benefits realized from restructuring activities within this segment.
The previously announced exit of the Company's small assembly facility located in Fremont, California was completed during the fiscal year-to-date 2012 period along with the associated move of a majority of that business to the Jasper, Indiana facility. In addition, the previously announced consolidation of the Company's European EMS facilities was likewise completed during the fiscal year-to-date 2012 period. Restructuring expenses recorded during the three and nine months ended March 31, 2012 were related to these actions.
EMS segment Other Income (Expense) for the third quarter and year-to date periods of fiscal year 2012 totaled expense of $0.5 million and income of $0.2 million, respectively, compared to expense of $0.1 million and $1.8 million recorded during the third quarter and year-to-date periods of fiscal year 2011, respectively. The variances in Other Income (Expense) were primarily related to net foreign currency exchange movement.
Included in this segment are a significant amount of sales to Bayer AG affiliates in the prior fiscal year which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2012	2011	2012	2011
Bayer AG affiliated sales as a percent of consolidated net sales	—%	15%	—%	14%
Bayer AG affiliated sales as a percent of EMS segment net sales	—%	23%	1%	22%

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

Furniture Segment
Furniture segment results follow:

	At or for the Three Months Ended			For the Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2012	2011	% Change	2012	2011	% Change
Net Sales	$123.5	$115.5	7%	$400.1	$361.5	11%
Operating Income (Loss)	$(1.2)	$0.2	(669)%	$6.0	$2.6	136%
Operating Income (Loss) %	(1.0)%	0.2%		1.5%	0.7%
Net Income (Loss)	$(0.8)	$—		$3.8	$1.4	174%
Open Orders	$73.3	$76.5	(4)%
The net sales increase in the Furniture segment for the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011 was driven by increased net sales of hospitality furniture which more than offset a decline in sales of office furniture. The decrease in office furniture net sales during the third quarter of fiscal year 2012 was due to decreased sales volumes which more than offset the positive impact of select price increases and lower discounting. The net sales increase for the fiscal 2012 year-to-date period compared to the same period of fiscal year 2011 resulted from increased net sales of both office furniture and hospitality furniture. The increase in office furniture net sales during the year-to-date period of fiscal year 2012 was due to the positive impact of price increases net of incremental discounting which more than offset a decrease in sales volume. Net sales of newly introduced office furniture products which have been sold for less than twelve months approximated $2.9 million and $9.9 million for the third quarter and nine-month period ended March 31, 2012, respectively. Open orders of furniture products at March 31, 2012 decreased 4% when compared to the open orders level as of March 31, 2011 as decreased open orders for office furniture more than offset increased open orders for hospitality furniture. Open orders at a point in time may not be indicative of future sales trends.
Furniture segment gross profit as a percent of net sales decreased 1.5 percentage points in the third quarter of fiscal year 2012 when compared to the third quarter of fiscal year 2011. For the third quarter of fiscal year 2012, gross profit as a percent of net sales was unfavorably impacted by excess operating capacity at select locations, a mix shift toward lower margin products, costs incurred for supplier-related issues, higher commodity costs, and higher freight and fuel costs. The third quarter fiscal year 2012 gross profit as a percent of net sales was favorably impacted by sales price increases, lower discounting, and a recovery of previously paid import duties related to a retroactive change in a tariff rate.
Furniture segment gross profit as a percent of net sales decreased by 0.5 of a percentage point for the year-to-date period of fiscal year 2012 when compared to the same period of fiscal year 2011. For the year-to-date period of fiscal year 2012, gross profit as a percent of net sales was hampered by commodity cost increases, higher freight and fuel costs, and the impact of excess operating capacity at select locations. The fiscal year-to-date 2012 gross profit as a percent of net sales was favorably impacted by sales price increases net of incremental discounting, and by the recovery of the import duties.

Both third quarter and year-to-date fiscal year 2012 Furniture segment selling and administrative expenses increased in absolute dollars 5%, but as a percent of net sales decreased 0.4 percentage points and 1.3 percentage points, respectively, primarily due to the higher sales volumes when compared to the third quarter and year-to-date periods of fiscal year 2011. The third quarter of fiscal year 2012 was impacted by higher salary expenses, higher employee benefit expenses, and higher incentive compensation costs. The year-to-date period of fiscal year 2012 was impacted by higher costs associated with sales and marketing initiatives to drive growth, higher salary expenses, higher commissions resulting from the higher net sales, and increased travel expenses.
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

Liquidity and Capital Resources
Working capital at March 31, 2012 was $183.9 million compared to working capital of $178.0 million at June 30, 2011. The current ratio was 2.0 at March 31, 2012 compared to 1.8 at June 30, 2011.
The Company's measure of accounts receivable performance, also referred to as Days Sales Outstanding (DSO), for the nine-month period ended March 31, 2012 was 46.8 days as compared to 48.4 days for the nine-month period ended March 31, 2011. The Company defines DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for the nine-month period ended March 31, 2012 decreased to 60.3 days from 64.7 days for the nine-month period ended March 31, 2011. The improved PDSOH compared to the prior fiscal year corresponds with successful inventory reduction initiatives in both segments during the current fiscal year. The Company defines PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.
The Company's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of the Company's revolving credit facility, totaled $150.1 million at March 31, 2012 compared to $146.2 million at June 30, 2011.
The Company's cash and cash equivalents position increased to $54.5 million at March 31, 2012 from $51.4 million at June 30, 2011. The Company had no short-term borrowings outstanding as of March 31, 2012 or June 30, 2011. Operating activities provided $30.0 million of cash in the nine-month period ended March 31, 2012 compared to $7.6 million of cash used by operating activities in the nine-month period ended March 31, 2011. The cash outflow from operating activities in the nine-month period of the prior fiscal year was primarily driven by an increase in receivables in conjunction with increased sales levels and the timing of payments received from customers shortly after March 31, 2011. During the nine-month period ended March 31, 2012, the Company reinvested $22.2 million into capital investments for the future with the largest investments being made for manufacturing equipment in the EMS segment. The Company also paid $5.5 million in dividends in both the nine-month periods ended March 31, 2012 and March 31, 2011. Consistent with the Company's historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During fiscal year 2012, the Company expects to continue to invest in capital expenditures prudently, particularly for projects that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability.
At both March 31, 2012 and June 30, 2011, the Company had no short-term borrowings outstanding under its $100 million credit facility and no borrowings outstanding under any of its smaller foreign credit facilities. At March 31, 2012, the Company had $4.4 million in letters of credit against the $100 million credit facility. Total availability to borrow under the $100 million credit facility was $95.6 million at March 31, 2012.
The Company maintains the $100 million credit facility with an expiration date in April 2013 that allows for both issuances of letters of credit and cash borrowings. The $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to the consent of the participating banks. The $100 million credit facility requires the Company to comply with certain debt covenants, the most significant of which are the interest coverage ratio and minimum net worth. The Company was in compliance with the debt covenants during the nine-month period ended March 31, 2012.

The table below compares the actual net worth and interest coverage ratio with the limits specified in the credit agreement.

Covenant	At or For the Period Ended March 31, 2012	Limit As Specified in Credit Agreement	Excess
Minimum Net Worth	$384,749,000	$362,000,000	$22,749,000
Interest Coverage Ratio	309	3.0	306
The Interest Coverage Ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.
In addition to the $100 million credit facility, the Company can opt to utilize foreign credit facilities which are available to satisfy short-term cash needs at a specific foreign location rather than funding from intercompany sources. The Company maintains a foreign credit facility for its EMS segment operation in Thailand which is backed by the $100 million revolving credit facility. The Company has a credit facility for its EMS segment operation in Poland, which allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $8.0 million U.S. dollars at March 31, 2012 exchange rates). These foreign credit facilities can be canceled at any time by either the bank or the Company.
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

Fair Value
During the third quarter of fiscal year 2012, no financial assets were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. The Company's foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
The Company has an investment in non-marketable equity securities. Non-marketable equity securities are accounted for under the cost method of accounting, which carries the shares at cost except in the event of impairment. The Company also holds stock warrants, classified as derivative instruments, which were valued on a recurring basis using a market-based method which utilizes the Black-Scholes valuation model. The fair value measurements for the stock warrants were calculated using unobservable inputs and were classified as level 3 financial assets.
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

•
Sales returns and allowances - At the time revenue is recognized certain provisions may also be recorded, including a provision for returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At March 31, 2012 and June 30, 2011, the reserve for returns and allowances was $2.7 million and $2.1 million, respectively. The returns and allowances reserve approximated 1% to 2% of gross trade receivables during the two-year period preceding March 31, 2012.

•
Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at March 31, 2012 and at June 30, 2011 was $1.2 million and $1.4 million, respectively. During the two-year period preceding March 31, 2012, this reserve had approximated 1% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 10% and 11% of consolidated inventories at March 31, 2012 and June 30, 2011, respectively, including approximately 77% and 81% of the Furniture segment inventories at March 31, 2012 and June 30, 2011, respectively. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. The Company may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At March 31, 2012 and June 30, 2011, the Company's accrued liabilities for self-insurance exposure were $4.0 million and $3.6 million, respectively.
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

The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, the Company believes it has made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.8 million at March 31, 2012 and $3.6 million at June 30, 2011.

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
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2012, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting.
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. The Company did not repurchase any shares under the repurchase program during the third quarter of fiscal year 2012. At March 31, 2012, two million shares remained available under the repurchase program.

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
May 3, 2012

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Executive Vice President, Chief Financial Officer
May 3, 2012

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