Form 10-K
period 2012-06-30
KIMBALL INTERNATIONAL INC
filed 2012-08-27
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Class A Common Stock is not publicly traded and, therefore, no market value is available, but it is convertible on a one-for-one basis for Class B Common Stock.  The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 31, 2011 (the last business day of the Registrant's most recently completed second fiscal quarter) was $136.9 million, based on 96.7% of Class B Common Stock held by non-affiliates.

The number of shares outstanding of the Registrant's common stock as of August 13, 2012 was:
          Class A Common Stock - 10,112,494 shares
          Class B Common Stock - 27,788,195 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 16, 2012, are incorporated by reference into Part III.

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
The Company was incorporated in Indiana in 1939. The corporate headquarters is located at 1600 Royal Street, Jasper, Indiana.
The Company provides a variety of products from its two business segments: the Electronic Manufacturing Services (EMS) segment and the Furniture segment. The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities globally to the medical, automotive, industrial, and public safety industries. The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. Production currently occurs in Company-owned or leased facilities located in the United States, Mexico, Thailand, China, and Poland. In the United States, the Company has facilities and showrooms in 11 states and the District of Columbia.
Sales by Segment
Sales by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 2012 were as follows:

(Amounts in Thousands)	2012		2011		2010
Electronic Manufacturing Services segment	$616,751	54%	$721,419	60%	$709,133	63%
Furniture segment	525,310	46%	481,178	40%	413,611	37%
Unallocated Corporate	—	—%	—	—%	64	—%
Kimball International, Inc.	$1,142,061	100%	$1,202,597	100%	$1,122,808	100%

Financial information by segment and geographic area for each of the three years in the period ended June 30, 2012 is included in Note 14 - Segment and Geographic Area Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Segments
Electronic Manufacturing Services
Overview
The Company began producing electronic assemblies, circuit boards, and wiring harnesses for electronic organs and keyboards in 1961 and has since grown and evolved with the EMS industry. The Company's current focus is on electronic assemblies that have high durability, quality, reliability, and regulatory compliance requirements primarily in medical, automotive, industrial, and public safety applications. The Company's business development managers work to build long-term relationships that create value for customers, suppliers, employees and Share Owners, and this quest is supported globally from locations in five countries through prototype, new product development and introduction, supply chain management, test development, complete system assembly, and repair services.
Electronics and electro-mechanical products (electronic assemblies) are sold globally on a contract basis and produced to customers' specifications. The Company's engineering and manufacturing services primarily entail:

•	design support;

•	new product launch;

•	production and testing of printed circuit board assemblies (PCBAs);

•	industrialization and automation of the manufacturing processes;

•	product and process validation and qualification;

•	testing of products under a series of harsh conditions;

•	assembly and packaging of electronic and other related products; and

•	complete product life cycle management.

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
Recent Business Changes
During the fourth quarter of fiscal year 2011, the Company approved a plan to exit a 35,000 square foot leased assembly operation located in Fremont, California. Operations at this facility ceased during the second quarter of fiscal year 2012, and a majority of the business was transferred to an existing Jasper, Indiana EMS facility.
During the first quarter of fiscal year 2009, the Company acquired privately-held Genesis Electronics Manufacturing of Tampa, Florida. The acquisition supported the Company's growth and diversification strategy, bringing new customers in the Company's key medical and industrial markets.
During the fourth quarter of fiscal year 2008, the Company approved a plan to expand its European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland. As part of the plan, the Company consolidated its EMS facilities located in Wales, United Kingdom, and Poznan, Poland, into a new larger facility near Poznan, which is expected to improve the Company's margins in the very competitive EMS market. The plan was executed in stages and was completed during fiscal year 2012.
Additional information regarding the Company's restructuring activities is located in Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements.
Locations
As of June 30, 2012, the Company's EMS segment consisted of six manufacturing facilities with one located in each of Indiana, Florida, Poland, China, Mexico, and Thailand. As discussed above, during fiscal year 2012, the Company completed the consolidations of the EMS facilities located in California and Wales, United Kingdom into other EMS segment facilities. The Company continually assesses under-utilized capacity and evaluates its operations as to the most optimum capacity and service levels by geographic region. Operations located outside of the United States continue to be an integral part of the Company's EMS segment. See Item 1A - Risk Factors for information regarding financial and operational risks related to the Company's international operations.
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
Competitors
The EMS industry is very competitive as numerous manufacturers compete for business from existing and potential customers. The Company's competition includes EMS companies such as Benchmark Electronics, Inc., Jabil Circuit, Inc., and Plexus

Corp. The Company does not have a significant share of the EMS market and was ranked the 20th largest global EMS provider for calendar year 2011 by Manufacturing Market Insider in the March 2012 edition.
Raw Material Availability
Raw materials utilized in the manufacture of contract electronic products are generally readily available from both domestic and foreign sources, although from time to time the industry experiences shortages of certain components due to supply and demand forces, combined with rapid product life cycles of certain components. In addition, unforeseen events such as natural disasters can and have disrupted portions of the supply chain. The Company has minimized disruption in the supply chain by maintaining close communication with suppliers.
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
Customer Concentration
While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the medical, automotive, industrial, and public safety industries. Included in this segment prior to fiscal year 2012 were a significant amount of sales to Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Year Ended June 30
	2012	2011	2010
Bayer AG affiliated sales as a percent of consolidated net sales	—%	11%	15%
Bayer AG affiliated sales as a percent of EMS segment net sales	1%	19%	24%
As shown in the table above, the Company's sales to Bayer AG declined due to the expiration of the Company's primary manufacturing contract with this customer in the fourth quarter of fiscal year 2011. This contract accounted for a majority of the sales to Bayer AG during fiscal years 2011 and 2010. Margins on the Bayer AG product were generally lower than the Company's other EMS products. The nature of the contract business is such that start-up of new customers to replace expiring customers occurs frequently. The Company continues to focus on diversification of the EMS segment customer base.
Furniture
Overview
The Company has been in the furniture business since 1950. This segment's core markets include office furniture sold under the Kimball Office and National brand names and hospitality furniture sold under the Kimball Hospitality brand name. Throughout all of the brands, the Company offers unlimited possibilities for creating functional environments that convey just the right image for each unique setting. Kimball Office and National provide office furniture solutions for private offices, open floor plan areas, conference rooms, training rooms, lobby, and lounge areas with a vast mix of wood, metal, laminate, paint, and fabric options. Products include desks, credenzas, seating, tables, collaborative workstations, contemporary cubicle systems, filing and storage units, and accessories such as audio visual boards and task lighting. Kimball Office products tend to focus on the more complex customer solutions, and National products are geared more to the mid-market/less complex/lower cost aspect of the office furniture market. Kimball Hospitality provides in room and public space furniture solutions for hotel properties, condominiums, and mixed use developments. Products include headboards, desks, tables, dressers, entertainment centers, chests, wall panels, upholstered seating, task seating, cabinets, and vanities with a broad mix of wood, metal, stone, laminate, finish, and fabric options. Also included in this segment are the Company's trucking fleet and customer fulfillment centers, which handle primarily product of this segment; but certain logistics services, such as backhauls, are sold on a contract basis.
Sales revenue of the Furniture segment is generally not affected by seasonality with the exception of certain product lines which are impacted by the buying patterns of customers such as the U.S. federal government whose purchases of the Company's product are generally higher in the first half of the Company's fiscal year.
Recent Business Changes
A production facility in Virginia was opened during fiscal year 2011 to manufacture upholstered seating, headboards, and other products for the Company's custom, program, and catalog offerings for hospitality guest rooms and public spaces.
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
Locations
The Company's furniture products as of June 30, 2012 were primarily produced at eleven plants: seven located in Indiana, two in Kentucky, and one each in Idaho and Virginia. In addition, select finished goods are purchased from external sources. The Company continually assesses manufacturing capacity and has adjusted such capacity in recent years.
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
Major Competitive Factors
The Company's furniture is sold in the office furniture and hospitality furniture industries. These industries have similar major competitive factors which include price in relation to quality and appearance, the utility of the product, supplier lead time, reliability of on-time delivery, sustainability, and the ability to respond to requests for special and non-standard products. The Company offers payment terms similar to industry standards and in unique circumstances may grant alternate payment terms.
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

Other Information
Backlog
The aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, was as follows:

(Amounts in Millions)	June 30 2012	June 30 2011
EMS	$170.6	$165.1
Furniture	72.0	90.4
Total Backlog	$242.6	$255.5
Substantially all of the open orders as of June 30, 2012 are expected to be filled within the next fiscal year. Open orders of furniture products at June 30, 2012 are lower than the June 30, 2011 open orders primarily due to lower office furniture orders from the U.S. federal government and a large hospitality custom project received near the end of fiscal year 2011 which was included in the June 30, 2011 open orders. Open orders may not be indicative of future sales trends.
Research, Patents, and Trademarks
Research and development activities include the development of manufacturing processes, major process improvements, new product development and product redesign, information technology initiatives, and electronic and wood related technologies.
Research and development costs were approximately:

	Year Ended June 30
(Amounts in Millions)	2012	2011	2010
Research and Development Costs	$13	$13	$12
The Company owns the Kimball (registered trademark) trademark, which it believes is significant to the EMS and Furniture segments, and owns the following patents and trademarks which it believes are significant to the Furniture segment only:
Registered Trademarks:  National. Furniture with Personality, Cetra, Traxx, Interworks, Xsite, Definition, Skye, WaveWorks, Senator, Prevail, Eloquence, Hum. Minds at Work, Pura, Fluent, and Aurora
Trademarks:  President, IntegraClear, Exhibit, Priority, Villa, Wish, and Swift
Patents:  Wish, Priority, Xsite, Exhibit, Villa, and Fluent (pending)
The Company also owns other patents and trademarks and has certain other trademark and patent applications pending, which in the Company's opinion are not significant to its business. Patents owned by the Company expire at various times depending on the patent's date of issuance.
Environment and Energy Matters
The Company's operations are subject to various foreign, federal, state, and local laws and regulations with respect to environmental matters. The Company believes that it is in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
The Company is dedicated to excellence, leadership, and stewardship in matters of protecting the environment and communities in which the Company has operations. Reinforcing the Company's commitment to the environment, six of the Company's showrooms and two non-manufacturing locations have been designed under the guidelines of the U.S. Green Building Council's LEED (Leadership in Energy and Environmental Design) for Commercial Interiors program. The Company believes that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings, or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2014, will not represent a material portion of total capital expenditures during those years.
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

Employees

	June 30 2012	June 30 2011
United States	3,694	3,787
Foreign Countries	2,601	2,575
Total Full-Time Employees	6,295	6,362
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
Unfavorable macroeconomic and industry conditions could continue to adversely impact demand for the Company's products and adversely affect operating results. Market demand for the Company's products, which impacts revenues and gross profit, is influenced by a variety of economic and industry factors such as:

•	general corporate profitability of the Company's end markets;

•	credit availability to the Company's end markets;

•	white-collar unemployment rates;

•	commercial property vacancy rates;

•	new office construction and refurbishment rates;

•	deficit status of many governmental entities which may result in declining purchases of office furniture;

•	new hotel and casino construction and refurbishment rates;

•	automotive industry fluctuations;

•	changes in the medical device industry;

•	demand for end-user products which include electronic assembly components produced by the Company;

•	excess capacity in the industries in which the Company competes; and

•	changes in customer order patterns, including changes in product quantities, delays in orders, or cancellation of orders.
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
Market conditions have had and may continue to have an adverse impact on the Company's operating results. The risk of further deterioration in the United States economy is exacerbated by:

•	general financial instability in the stressed European countries;

•	uncertainties related to future U.S. tax rates; and

•	delayed decisions regarding U.S. spending policies until after the November 2012 presidential election.
The Company's key strategies remain intact, but it must continue to adjust operations as needed to stay focused on its priorities and to align with the changing market conditions. The Company cannot predict the timing or the duration of any further downturn in the economy or the related effect on the Company's results of operations and financial condition.
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
The Company operates in a highly competitive environment and may not be able to compete successfully. The Company faces pricing pressures in both of its segments, especially the EMS segment, as a result of intense competition from large EMS providers, emerging products, and over-capacity. Numerous manufacturers within the EMS industry compete globally for business from existing and potential customers. The office and hospitality furniture industries are also competitive due to numerous global manufacturers competing in the marketplace. In times of reduced demand for office furniture, large competitors may apply more pressure to their aligned distribution to sell their products exclusively which could lead to reduced opportunities for the Company's products. While the Company works toward reducing costs to respond to pricing pressures, if the Company cannot achieve the proportionate reductions in costs, profit margins may suffer. The high level of competition in these industries impacts the Company's ability to implement price increases or, in some cases, even maintain prices, which also could lower profit margins. In addition, as end markets dictate, the Company is continually assessing excess capacity and developing plans to better utilize manufacturing operations, including consolidating and shifting manufacturing capacity to lower cost venues as necessary.
The Company's future operating results depend on the ability to purchase a sufficient amount of materials, parts, and components at competitive prices. The Company depends on suppliers globally to provide timely delivery of materials, parts, and components for use in the Company's products. The financial stability of suppliers is monitored by the Company when feasible as the loss of a significant supplier could have an adverse impact on the Company's operations. Suppliers adjust their capacity as demand fluctuates, and component shortages and/or component allocations could occur. Certain finished products and components purchased by the Company are primarily manufactured in select regions of the world and issues in those regions could cause manufacturing delays. Maintaining strong relationships with key suppliers of components critical to the manufacturing process is essential. Price increases of commodity components could have an adverse impact on profitability if the Company cannot offset such increases with other cost reductions or by price increases to customers. Materials utilized by the Company are generally available, but future availability is unknown and could impact the Company's ability to meet customer order requirements. If suppliers fail to meet commitments to the Company in terms of price, delivery, or quality, it could interrupt the Company's operations and negatively impact the Company's ability to meet commitments to customers.
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
Future restructuring efforts by the Company may not be successful. The Company continually evaluates its manufacturing capabilities and capacities in relation to current and anticipated market conditions. If the Company implements further restructuring plans in the future, the successful execution of those restructuring initiatives will be dependent on various factors and may not be accomplished as quickly or effectively as anticipated.
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
The Company's international operations involve financial and operational risks. The Company has operations outside the United States, primarily in China, Thailand, Poland, and Mexico. The Company's international operations are subject to a number of risks, which may include the following:

•	economic and political instability;

•	compliance with laws, such as the Foreign Corrupt Practices Act, applicable to U.S. companies doing business outside the United States;

•	changes in foreign regulatory requirements and laws;

•	tariffs and other trade barriers;

•	potentially adverse tax consequences including the manner in which multinational companies are taxed in the U.S.; and

•	foreign labor practices.
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
If the Company's efforts to introduce new products are not successful, this could limit sales growth or cause sales to decline. The Furniture segment regularly introduces new products to keep pace with workplace trends and evolving regulatory and industry requirements, including environmental, health, and safety standards such as sustainability and ergonomic considerations, and similar standards for the workplace and for product performance. The introduction of new products requires the coordination of the design, manufacturing, and marketing of such products. The design and engineering of certain new products can take nine to eighteen months or more, and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular product may be delayed or be less successful than originally anticipated by the Company. Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit sales growth or cause sales to decline. The EMS segment depends on industries that utilize technologically advanced electronic components which often have short life cycles. The Company must continue to invest in advanced equipment and product development to remain competitive in this area.
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
The Company must effectively manage working capital. The Company closely monitors inventory and receivable efficiencies and continuously strives to improve these measures of working capital, but customer financial difficulties, cancellation or delay of customer orders, shifts in customer payment practices, transfers of production among the Company's manufacturing facilities, or Company manufacturing delays could cause deteriorating working capital trends.
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
Changes in financial accounting standards may affect the Company's financial position, results of operations, or cash flows. The Financial Accounting Standards Board (FASB) is considering various proposed rule changes. The SEC is considering options for incorporating International Financial Reporting Standards (IFRS) into the U.S. financial reporting system. The implementation of new accounting standards or changes to U.S. GAAP could adversely impact the Company's financial position, results of operations, or cash flows.
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
A failure to comply with the financial covenants under the Company's $100 million credit facility could adversely impact the Company. The Company's credit facility requires the Company to comply with certain financial covenants. The Company believes the most significant covenants under its credit facility are minimum net worth and interest coverage ratio. More detail on these financial covenants is discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 2012, the Company had no short-term borrowings under its credit facilities and had total cash and cash equivalents of $75.2 million. In the future, a default on the financial covenants under the Company's credit facility could cause an increase in the borrowing rates or could make it more difficult for the Company to secure future financing which could adversely affect the financial condition of the Company. In addition, the Company's credit facility expires in April 2013, and the new credit facility terms may be less favorable than the current terms.
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
The Company is subject to extensive environmental regulation and significant potential environmental liabilities. The past and present operation and ownership by the Company of manufacturing plants and real property are subject to extensive and changing federal, state, local, and foreign environmental laws and regulations, including those relating to discharges in air, water, and land, the handling and disposal of solid and hazardous waste, the use of certain hazardous materials in the production of select EMS products, and the remediation of contamination associated with releases of hazardous substances. In addition, the increased prevalence of global climate issues may result in new regulations that may negatively impact the Company. The Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by the Company, some of which could be material. In addition, any investigations or remedial efforts relating to environmental matters could involve material costs or otherwise result in material liabilities.
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
The requirements of being a public company may strain the Company's resources and distract management. The Company is subject to the reporting requirements of federal securities laws, including the Sarbanes-Oxley Act of 2002. Among other requirements, the Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. The Company has expended and expects to continue to expend management time and resources maintaining documentation and testing internal control over financial reporting. While management's evaluation as of June 30, 2012 resulted in the conclusion that the Company's internal control over financial reporting was effective as of that date, the Company cannot predict the outcome of testing in future periods. If the Company concludes in future periods that its internal control over financial reporting is not effective, or if its independent registered public accounting firm is not able to render the required attestations, it could result in lost investor confidence in the accuracy, reliability, and completeness of the Company's financial reports.
Imposition of government regulations may significantly increase the Company's operating costs in the United States. Legislative and regulatory reforms by the U.S. federal government could significantly impact the profitability of the Company by burdening it with forced cost choices that cannot be recovered by increased pricing.

•
The United States healthcare reform legislation passed in 2010 and upheld by the Supreme Court in 2012 is likely to increase the Company's total healthcare costs which could have a significant impact on the Company's financial position, results of operations, manufacturing facilities and employment in the U.S., or cash flows.

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

Item 1B - Unresolved Staff Comments
None.

Item 2 - Properties
The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, as of June 30, 2012, are as follows:

	Number of Facilities
	Electronic Manufacturing Services	Furniture	Unallocated Corporate	Total
North America
Florida	1			1
Idaho		1		1
Indiana	1	13	4	18
Kentucky		2		2
Virginia		1		1
Mexico	1			1
Asia
China	1	1		2
Thailand	1			1
Europe
Poland	1			1
Total Facilities	6	18	4	28

The listed facilities occupy approximately 4,820,000 square feet in aggregate, of which approximately 4,733,000 square feet are owned and 87,000 square feet are leased. Square footage of these facilities is summarized by segment as follows:

	Approximate Square Footage
	Electronic Manufacturing Services	Furniture	Unallocated Corporate	Total
Owned	1,011,000	3,491,000	231,000	4,733,000
Leased	—	67,000	20,000	87,000
Total	1,011,000	3,558,000	251,000	4,820,000
During fiscal year 2012, the Company exited EMS segment facilities in California and the United Kingdom as previously announced restructuring consolidation plans were completed.
Included in Unallocated Corporate are executive, national sales and administrative offices, and a recycling facility.
Generally, properties are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize a reduced second or third shift. Due to sales fluctuations, not all facilities were utilized at normal capacity during fiscal year 2012.
Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.
Operating leases for all facilities and related land, including ten leased office furniture showroom facilities which are not included in the tables above, total 208,000 square feet and expire from fiscal year 2013 to 2056 with many of the leases subject to renewal options. The leased showroom facilities are in six states and the District of Columbia. See Note 4 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases.
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

Item 4 - Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant

The executive officers of the Registrant as of August 27, 2012 are as follows:

(Age as of August 27, 2012)

Name	Age	Office and Area of Responsibility	Executive Officer Since
James C. Thyen	68	President, Chief Executive Officer, Director	1974
Douglas A. Habig	65	Chairman of the Board	1975
Robert F. Schneider	51	Executive Vice President, Chief Financial Officer	1992
Donald D. Charron	48	Executive Vice President, President-Kimball Electronics Group	1999
John H. Kahle	55	Executive Vice President, General Counsel, Secretary	2004
Gary W. Schwartz	64	Executive Vice President, Chief Information Officer	2004
Donald W. Van Winkle	51	Vice President, President-Office Furniture Group	2010
Stanley C. Sapp	51	Vice President, President-Kimball Hospitality	2010
Michelle R. Schroeder	47	Vice President, Chief Accounting Officer	2003

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
The Company's Class B Common Stock trades on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol: KBALB.  High and low sales prices by quarter for the last two fiscal years as quoted by the NASDAQ system were as follows:

	2012		2011
	High	Low	High	Low
First Quarter	$6.92	$4.61	$6.50	$4.81
Second Quarter	$6.09	$4.63	$7.17	$5.51
Third Quarter	$7.19	$5.15	$7.73	$6.09
Fourth Quarter	$7.84	$6.25	$7.89	$5.92

There is no established public trading market for the Company's Class A Common Stock.  However, Class A shares are convertible on a one-for-one basis to Class B shares.

Dividends
There are no restrictions on the payment of dividends except charter provisions that require on a fiscal year basis, that shares of Class B Common Stock are entitled to $0.02 per share dividend more than the annual dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock.  Dividends declared totaled $7.4 million for fiscal year 2012 and $7.3 million for fiscal year 2011. Dividends per share declared by quarter for fiscal year 2012 compared to fiscal year 2011 were as follows:

	2012		2011
	Class A	Class B	Class A	Class B
First Quarter	$0.045	$0.05	$0.045	$0.05
Second Quarter	0.045	0.05	0.045	0.05
Third Quarter	0.045	0.05	0.045	0.05
Fourth Quarter	0.045	0.05	0.045	0.05
Total Dividends	$0.180	$0.20	$0.180	$0.20
Share Owners
On August 13, 2012, the Company's Class A Common Stock was owned by 549 Share Owners of record, and the Company's Class B Common Stock was owned by 1,666 Share Owners of record, of which 292 also owned Class A Common Stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters of Part III.
Issuer Purchases of Equity Securities
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. The Company did not repurchase any shares under the repurchase program during the fourth quarter of fiscal year 2012. At June 30, 2012, two million shares remained available under the repurchase program.
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
The graph below compares the cumulative total return to Share Owners of the Company's Class B Common Stock from June 30, 2007 through June 30, 2012, the last business day in the respective fiscal years, to the cumulative total return of the NASDAQ Stock Market (U.S. and Foreign) and a peer group index for the same period of time.  Due to the diversity of its operations, the Company is not aware of any public companies that are directly comparable to it.  Therefore, the peer group index is comprised of publicly traded companies in both of the Company's segments, as follows:
EMS segment:  Benchmark Electronics, Inc., Jabil Circuit, Inc., Plexus Corp.
Furniture segment:  HNI Corporation, Knoll, Inc., Steelcase Inc., Herman Miller, Inc.
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

The graph assumes $100 is invested in the Company's stock and each of the two indexes at the closing market quotations on June 30, 2007 and that dividends are reinvested.  The performances shown on the graph are not necessarily indicative of future price performance.
Comparison of Cumulative Five Year Total Return

	2007	2008	2009	2010	2011	2012
Kimball International, Inc.	$100.00	$62.73	$49.79	$45.26	$54.26	$67.20
NASDAQ Stock Market (U.S. & Foreign)	$100.00	$84.54	$73.03	$82.88	$110.33	$115.30
Peer Group Index	$100.00	$72.14	$47.92	$70.95	$96.05	$85.13

Item 6 - Selected Financial Data
This information should be read in conjunction with Item 8 - Financial Statements and Supplementary Data and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2012	2011	2010	2009	2008
Net Sales	$1,142,061	$1,202,597	$1,122,808	$1,207,420	$1,351,985
Income from Continuing Operations	$11,634	$4,922	$10,803	$17,328	$78
Earnings Per Share from Continuing Operations:
Basic:
Class A	$0.29	$0.12	$0.27	$0.46	$—
Class B	$0.31	$0.14	$0.29	$0.47	$—
Diluted:
Class A	$0.29	$0.12	$0.27	$0.46	$—
Class B	$0.31	$0.14	$0.29	$0.47	$—
Total Assets	$595,516	$626,312	$636,751	$642,269	$722,667
Long-Term Debt, Less Current Maturities	$273	$286	$299	$360	$421
Cash Dividends Per Share:
Class A	$0.18	$0.18	$0.18	$0.40	$0.62
Class B	$0.20	$0.20	$0.20	$0.42	$0.64
The income statement activity of discontinued operations in each of the years ended June 30, 2012, 2011, 2010, and 2009 was zero. The preceding table excludes all income statement activity of discontinued operations in the year ended June 30, 2008.
Fiscal year 2012 income from continuing operations included $2.1 million ($0.06 per diluted share) of after-tax restructuring expenses.
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
Projections for calendar year 2012 (by IDC and IHS iSuppli in January 2012) reported a range of projected growth from flat to

4% in the EMS industry. In addition, the Semiconductor Industry Association (SIA) reported in January 2012 that semiconductor sales are projected to have low single-digit growth in calendar year 2012, and although the Company does not directly serve this market, it may be indicative of the end market demand for products utilizing electronic components. More recent EMS industry outlooks have not been widely published as there are no clear trends defining the industry this year as the various markets have mixed outlooks.
The Company focuses on the four key vertical markets of medical, automotive, industrial, and public safety in the EMS segment. This segment's overall demand continues to stabilize, but is mixed. The automotive end market is benefiting from relative strength in the U.S. market while demand in other geographies such as Europe is less certain due to the impact of the European debt crisis. The industrial market demand is improving but continues to reflect a lower demand for heating, cooling, and ventilation (HVAC) products than historical levels.  Demand in the medical and public safety markets remains stable.
As of June 2012, the Business and Institutional Furniture Manufacturer Association (BIFMA) forecasted a year-over-year increase in the office furniture industry for calendar year 2012 of 5% with improved growth of 7% forecast for calendar year 2013. The hospitality furniture market forecasts (June 2012 reports by Smith Travel Research and PricewaterhouseCoopers LLP) project an approximate 2% increase in occupancy rates and an approximate 6% increase in revenue per available room (RevPAR) for calendar year 2012.
Competitive pricing pressures continue to burden the operating margins of select areas within both segments of the Company's operations.
The Company is committed to ensuring it sustains the cost efficiencies and process improvements undertaken during the recession. In addition, a long-standing component of the Company's profit sharing incentive bonus plan is that it is linked to the Company's worldwide, group, or business unit performance which adjusts compensation expense as profits change. The focus on cost control continues. At the same time, the Company plans to continue to invest in capital expenditures prudently for projects in support of both organic growth and potential acquisitions that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability. The Company also continues to closely monitor market changes and its liquidity in order to proactively adjust its operating costs, discretionary capital spending, and dividend levels as needed. Managing working capital in conjunction with fluctuating demand levels is likewise key.
The Company continued to maintain a strong balance sheet as of the end of fiscal year 2012, which included minimal long-term debt of $0.3 million and Share Owners' equity of $386.2 million. The Company's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of the Company's revolving credit facility, was $170.9 million at June 30, 2012.
In addition to the above discussion related to the current market conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding the Company's financial condition and operating performance:

•
While certain sectors are showing signs of economic recovery, the macroeconomic environment remains volatile as a result of continued uncertainty related to the European debt crisis, the upcoming U.S. elections, and the potential tax increases and spending cuts looming at the end of calendar year 2012. The uncertainty tends to cause disruption in business strategy, execution, and timing in many of the markets in which the Company competes.

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

•	Inflation has moderated and does not appear to be a significant risk in the near-term, but the Company continues to focus on mitigating the impact of raw material commodity pricing pressures.

•
The healthcare reform legislation that was signed into law in March 2010 and upheld by the Supreme Court in June 2012 is expected to increase the Company's healthcare and related administrative expenses as the provisions of the law become effective over the next couple of years.

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
Fiscal Year 2012 Results of Operations
Financial Overview - Consolidated
Fiscal year 2012 consolidated net sales were $1.14 billion compared to fiscal year 2011 net sales of $1.20 billion, a 5% decrease, resulting from a 15% net sales decrease in the EMS segment which more than offset a 9% net sales increase in the Furniture segment. Fiscal year 2012 net income was $11.6 million, or $0.31 per Class B diluted share, inclusive of $2.1 million, or $0.06 per Class B diluted share, of after-tax restructuring costs primarily related to the European consolidation plan. The Company recorded net income for fiscal year 2011 of $4.9 million, or $0.14 per Class B diluted share, inclusive of $0.6 million, or $0.01 per Class B diluted share, of after-tax restructuring costs primarily related to the European consolidation plan.
Consolidated gross profit as a percent of net sales improved to 18.4% for fiscal year 2012 from 16.2% in fiscal year 2011 due to margin improvement in both the EMS and Furniture segments coupled with a shift in sales mix (as depicted in the table below) toward the Furniture segment which operates at a higher gross profit percentage than the EMS segment. Gross profit is discussed in more detail in the segment discussions below.

Segment Net Sales as a % of Consolidated Net Sales	Year Ended
	June 30
	2012	2011
EMS segment	54%	60%
Furniture segment	46%	40%
Fiscal year 2012 consolidated selling and administrative expenses decreased 1.6% in absolute dollars, but increased as a percent of net sales, compared to fiscal year 2011, on decreased operating leverage due to lower revenue. The Company recorded $3.1 million less expense within selling and administrative expenses in fiscal year 2012 than fiscal year 2011 related to the normal revaluation to fair value of the Company's Supplemental Employee Retirement Plan (SERP) liability. The revaluation of the SERP liability recorded in selling and administrative expenses is exactly offset by the revaluation of the SERP investment recorded in Other Income (Expense); therefore, there was no effect on net earnings. Employee contributions comprise approximately 90% of the SERP investment. Partially offsetting the lower SERP expense was an increase in incentive compensation expenses in fiscal year 2012 as compared to fiscal year 2011.
Fiscal year 2012 other expense totaled $0.7 million compared to other income of $2.0 million for fiscal year 2011. Other income (expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2012	2011
Interest Income	$430	$820
Interest Expense	(35)	(121)
Foreign Currency/Derivative Gain (Loss)	568	(1,208)
Gain (Loss) on Supplemental Employee Retirement Plan Investment	(3)	3,064
Impairment Loss on Privately-Held Investment	(715)	—
Impairment Loss on Convertible Debt Securities	—	(1,216)
Gain (Loss) on Stock Warrants	(526)	1,041
Other	(406)	(359)
Other Income (Expense), net	$(687)	$2,021
The impairment loss on privately-held investment, the impairment loss on convertible debt securities, and the gain (loss) on stock warrants listed in the table above all relate to the Company's investment in one privately-held company. See the Notes to Consolidated Financial Statements for more detailed information.

The fiscal year 2012 effective tax rate was 34.3%. The fiscal year 2011 effective tax rate was (10.9)% as relatively low pre-tax income coupled with the favorable impact of the Company's earnings mix and the research and development credit resulted in a tax benefit despite the Company's pre-tax income. The mix of earnings between U.S. and foreign jurisdictions largely contributed to the overall tax benefit due to losses in the U.S. which have a higher statutory tax rate than the Company's foreign operations which were profitable in fiscal year 2011. See Note 8 - Income Taxes of Notes to Consolidated Financial Statements for more information.
Comparing the balance sheet as of June 30, 2012 to June 30, 2011, the decrease in accounts receivable was a result of the Company's lower sales levels and a shift in the payment practices of three large EMS segment customers during fiscal year 2012 which favorably impacted the Company's accounts receivable balance. A reduction in the Company's inventory balance was primarily the result of successful inventory reduction initiatives in both segments, and the Company's accounts payable balances declined in conjunction with the reduced inventory levels. The decreased accrued expenses balance was primarily driven by a decline in accrued compensation and a decline in accrued restructuring as the European consolidation plan was completed during fiscal year 2012.
Electronic Manufacturing Services Segment
EMS segment results follow:

	At or For the Year
	Ended June 30
(Amounts in Millions)	2012	2011	% Change
Net Sales	$616.8	$721.4	(15)%
Operating Income	$8.9	$5.5	62%
Operating Income %	1.4%	0.8%
Net Income	$6.6	$4.1	62%
Restructuring Expense, net of tax	$1.7	$0.5
Open Orders	$170.6	$165.1	3%
Fiscal year 2012 EMS segment net sales to customers in the medical, industrial, and public safety industries decreased compared to fiscal year 2011 which more than offset an increase in net sales to customers in the automotive industry. The decline in net sales to the medical industry was attributable to the expiration of a contract with one medical customer (Bayer AG) late in fiscal year 2011 which accounted for a $130.7 million decline in net sales in fiscal year 2012. Excluding this customer, net sales to the medical industry, as well as the overall EMS segment net sales, increased in fiscal year 2012 compared to fiscal year 2011. Open orders as of June 30, 2012 were up 3% compared to June 30, 2011. However, open orders at a point in time may not be indicative of future sales trends due to the contract nature of the Company's business.
Fiscal year 2012 EMS segment gross profit as a percent of net sales improved 1.4 percentage points when compared to fiscal year 2011. The improvement was primarily driven by the benefit from a sales mix shift toward higher margin product and benefits realized related to restructuring activities in which two facilities were closed during the second quarter of fiscal year 2012.
EMS segment selling and administrative expenses in absolute dollars decreased 11% in fiscal year 2012 as compared to fiscal year 2011, but increased as a percent of net sales on the lower sales volumes. The selling and administrative expenses declined primarily due to benefits realized from restructuring activities within this segment.
The previously announced exit of the Company's small assembly facility located in Fremont, California was completed during fiscal year 2012 along with the associated move of a majority of that business to the Jasper, Indiana facility. In addition, the previously announced consolidation of the Company's European EMS facilities was likewise completed during fiscal year 2012. See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for more information on restructuring charges.
EMS segment Other Income/Expense for fiscal year 2012 totaled expense of $0.3 million, compared to expense of $1.9 million in fiscal year 2011. The variance in Other Income/Expense was primarily related to net foreign currency exchange movement.

Included in this segment were a significant amount of sales to Bayer AG affiliates in the prior fiscal year which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Year Ended June 30
	2012	2011
Bayer AG affiliated sales as a percent of consolidated net sales	—%	11%
Bayer AG affiliated sales as a percent of EMS segment net sales	1%	19%
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
Furniture Segment
Furniture segment results follow:

	At or For the Year
	Ended June 30
(Amounts in Millions)	2012	2011	% Change
Net Sales	$525.3	$481.2	9%
Operating Income	$11.9	$1.1	1,003%
Operating Income %	2.3%	0.2%
Net Income	$7.0	$0.5	1,374%
Open Orders	$72.0	$90.4	(20)%
The fiscal year 2012 net sales increase in the Furniture segment compared to fiscal year 2011 resulted primarily from increased net sales of hospitality furniture and to a lesser extent from increased net sales of office furniture. The increase in net sales of hospitality furniture was driven by large custom projects during fiscal year 2012. The increase in office furniture net sales was due to the positive impact of price increases net of incremental discounting which more than offset a decrease in sales volume. Fiscal year 2012 sales of newly introduced office furniture products which have been sold for less than twelve months approximated $13.5 million. Open orders of furniture products at June 30, 2012 decreased 20% from the orders open as of June 30, 2011 primarily due to lower office furniture orders from the U.S. federal government and a large hospitality custom project received near the end of fiscal year 2011 which was included in the June 30, 2011 open orders. Open orders at a point in time may not be indicative of future sales trends.
Fiscal year 2012 Furniture segment gross profit as a percent of net sales improved 0.7 percentage points when compared to fiscal year 2011. Fiscal year 2012 gross profit as a percent of net sales was favorably impacted by sales price increases net of incremental discounting, by a recovery of previously paid import duties related to a retroactive change in a tariff rate, and by the favorable impact resulting from a decrease in the LIFO inventory reserve. The improvement in fiscal year 2012 gross profit as a percent of net sales was partially offset by commodity cost increases, higher freight and fuel costs, and the impact of excess operating capacity at select locations.
Fiscal year 2012 selling and administrative expenses increased in absolute dollars by 3.9%, but decreased as a percent of net sales on the higher sales volumes, when compared to fiscal year 2011. The selling and administrative expenses were impacted by higher salary expenses, higher incentive compensation costs, and increased travel expenses.

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
Fiscal year 2011 consolidated selling and administrative expenses increased 5.2% in absolute dollars, but decreased as a percent of net sales, compared to fiscal year 2010, on increased operating leverage as a result of the increase in revenue. The increase in absolute dollars was primarily due to higher commissions in the Furniture segment resulting from the higher sales volumes and higher labor costs which were partially offset by lower severance expense. In addition, the Company recorded $3.1 million of expense within selling and administrative expenses due to an increase in its SERP liability resulting from the normal revaluation of the liability to fair value during fiscal year 2011 compared to $1.5 million of expense which was recorded in fiscal year 2010. The value of the SERP investments increased causing additional selling and administrative expense related to the SERP liability. The SERP expense recorded in selling and administrative expenses was exactly offset by an increase in SERP investment income which was recorded in Other Income (Expense) as an investment gain; therefore, there was no effect on net earnings.
The Company recorded no Other General Income during fiscal year 2011. Other General Income in fiscal year 2010 included $6.7 million pre-tax gain recorded in the EMS segment related to the sale of the Company's land and facility that housed its Poland operation before moving to another facility in Poland. In addition, fiscal year 2010 Other General Income included $3.3 million of pre-tax income also recorded in the EMS segment resulting from settlement proceeds related to the antitrust class action lawsuit of which the Company was a class member.
Other Income (Expense) included other income of $2.0 million for fiscal year 2011 compared to other income of $3.3 million for fiscal year 2010. The variance in other income was driven by unfavorable foreign exchange movement that impacted the EMS segment and a $1.2 million impairment loss related to the valuation of convertible notes which were partially offset by the increased SERP investment income mentioned above and a revaluation of stock warrants resulting in a gain of $1.0 million.
The fiscal year 2011 effective tax rate was (10.9)% as relatively low pre-tax income coupled with the favorable impact of the Company's earnings mix and the research and development credit resulted in a tax benefit despite the Company's pre-tax income. The mix of earnings between U.S. and foreign jurisdictions largely contributed to the overall tax benefit due to losses in the U.S. which have a higher statutory tax rate than the Company's foreign operations which were profitable in fiscal year 2011. The fiscal year 2010 effective tax rate was (81.0)% as relatively low pre-tax income coupled with a tax benefit due to the Company's tax planning strategy related to the sale of its Poland facility and land and the favorable impact of the Company's earnings mix resulted in a tax benefit in fiscal year 2010 despite the Company's pre-tax income. See Note 8 - Income Taxes of Notes to Consolidated Financial Statements for more information.

Electronic Manufacturing Services Segment
EMS segment results follow:

	At or For the Year
	Ended June 30
(Amounts in Millions)	2011	2010	% Change
Net Sales	$721.4	$709.1	2%
Operating Income	$5.5	$15.3	(64)%
Net Income	$4.1	$15.7	(74)%
Poland Land/Facility Gain, net of tax	$—	$7.7
Restructuring Expense, net of tax	$0.5	$1.2
Open Orders	$165.1	$199.1	(17)%
Fiscal year 2011 EMS segment net sales to customers in the medical, industrial, and public safety industries increased compared to fiscal year 2010 which more than offset a decrease in net sales to customers in the automotive industry. Open orders were down 17% as of June 30, 2011 compared to June 30, 2010 primarily due to lower orders from Bayer AG.
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
The pre-tax restructuring charges recorded during fiscal year 2011 totaled $0.9 million. See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for more information on restructuring charges. The restructuring expenses recorded in fiscal year 2010 were primarily related to the European consolidation plan.
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

The Company's sales to Bayer AG began to decline in the fourth quarter of fiscal year 2011 due to the expiration of the Company's primary manufacturing contract with Bayer AG.  This contract accounted for a majority of the sales to Bayer AG during fiscal years 2011 and 2010.
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
Liquidity and Capital Resources
Working capital at June 30, 2012 was $191.0 million compared to working capital of $178.0 million at June 30, 2011. The current ratio was 2.0 at June 30, 2012 and 1.8 at June 30, 2011.
The Company's internal measure of accounts receivable performance, also referred to as Days Sales Outstanding (DSO), for fiscal year 2012 of 45.7 days improved compared to the 48.5 days for fiscal year 2011. The Company defines DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. The Company's Production Days Supply on Hand (PDSOH) of inventory measure for fiscal year 2012 declined to 58.9 days from 64.4 days for fiscal year 2011. The improved PDSOH compared to the prior fiscal year corresponds with successful inventory reduction initiatives in both segments during the current fiscal year. The Company defines PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.
The Company's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of the Company's revolving credit facility, totaled $170.9 million at June 30, 2012 compared to $146.2 million at June 30, 2011.
The Company's cash and cash equivalents position improved to $75.2 million at June 30, 2012 from $51.4 million at June 30, 2011. The Company had no short-term borrowings outstanding as of June 30, 2012 or June 30, 2011. Operating activities generated $59.0 million of cash flow in fiscal year 2012 compared to the $21.3 million of cash generated by operating activities in fiscal year 2011. A shift in the payment practices of three large EMS segment customers during fiscal year 2012 favorably impacted cash flow by approximately $12.6 million and reduced DSO by one day. During fiscal year 2012, the Company reinvested $28.3 million into capital investments for the future, largely for manufacturing equipment within both segments. The Company also paid $7.4 million of dividends in fiscal year 2012. Consistent with the Company's historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During fiscal year 2013, the Company expects to continue to invest in capital expenditures prudently, particularly for projects including potential acquisitions that would enhance the Company's capabilities and diversification while providing an opportunity for growth and improved profitability.
At June 30, 2012 and June 30, 2011, the Company had no short-term borrowings outstanding under its $100 million credit facility described in more detail below. The Company also has several smaller foreign credit facilities available described in more detail below and likewise had no borrowings outstanding under these facilities as of June 30, 2012 or June 30, 2011.
At June 30, 2012, the Company had $4.3 million contingently committed in letters of credit against the $100 million credit facility. Total availability to borrow under the $100 million credit facility was $95.7 million at June 30, 2012.
The Company maintains the $100 million credit facility with an expiration date in April 2013 that allows for both issuances of letters of credit and cash borrowings. The $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at the Company's request, subject to the consent of the participating banks. The $100 million credit facility, upon which there were no borrowings at June 30, 2012, requires the Company to comply with certain debt covenants, the most significant of which are the interest coverage ratio and minimum net worth. The Company was in compliance with the debt covenants during the fiscal year ended June 30, 2012.
The table below compares the actual net worth and interest coverage ratio with the limits specified in the credit agreement.

Covenant	At or For the Period Ended June 30, 2012	Limit As Specified in Credit Agreement	Excess
Minimum Net Worth	$386,228,000	$362,000,000	$24,228,000
Interest Coverage Ratio	604.4	3.0	601.4
The Interest Coverage Ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.
In addition to the $100 million credit facility, the Company can opt to utilize foreign credit facilities which are available to satisfy short-term cash needs at a specific foreign location rather than funding from intercompany sources. The Company maintains a foreign credit facility for its EMS segment operation in Thailand which is backed by the $100 million revolving credit facility. The Company has a credit facility for its EMS segment operation in Poland, which allows for multi-currency borrowings up to 6.0 million Euro equivalent (approximately $7.6 million U.S. dollars at June 30, 2012 exchange rates). These foreign credit facilities can be canceled at any time by either the bank or the Company.
The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the Company's credit facilities will be sufficient for fiscal year 2013 and the foreseeable future. One of the Company's sources of funds is its ability to generate cash from operations to meet its liquidity obligations which could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for the Company's products, loss of key contract customers, the ability of the Company to generate profits, and other unforeseen circumstances. In particular, should demand for the Company's products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted. Another source of funds is the Company's credit facilities. The Company expects to renew or negotiate a new credit facility to replace the current $100 million credit facility prior to its April 2013 expiration. However, a new or negotiated renewal of the credit facility may be less favorable in terms of borrowing costs than the current facility due to the impact that the current economic conditions have had on borrowing in general. In addition, changing conditions in the credit markets, prohibitive costs, or other unforeseen circumstances could adversely impact the renewal or replacement of this facility. During fiscal year 2012 there were no borrowings on the credit facility, and costs related to the credit facility were not significant.
The preceding statements include forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Fair Value
During fiscal year 2012, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. The Company's foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.

During fiscal year 2010, the Company purchased convertible debt securities of $2.3 million and stock warrants of $0.4 million of a privately-held company. During fiscal year 2011, the convertible debt securities experienced an other-than-temporary decline in fair market value resulting in a $1.2 million impairment loss and, upon a qualified financing, were subsequently converted to non-marketable equity securities. Also during fiscal year 2011, the revaluation of stock warrants resulted in a $1.0 million derivative gain as a result of the qualified financing. During fiscal year 2012, the privately-held company experienced delays in their start-up, and therefore initiated another round of financing that the Company chose not to participate in, which resulted in the automatic conversion of preferred shares and warrants to common shares and warrants. Upon the conversion, the equity securities and warrants were revalued, resulting in an impairment loss of $0.7 million on the equity securities and a $0.5 million derivative loss on the stock warrants during fiscal year 2012.
The investment in non-marketable equity securities is accounted for as a cost-method investment which carries the securities at cost. In the event of impairment, the valuation uses a probability-weighted Black-Scholes option pricing model. The stock warrants are classified as derivative instruments and are valued on a recurring basis using a market-based approach which utilizes a probability-weighted Black-Scholes option pricing model. The fair value measurements for stock warrants and the impairment of non-marketable equity securities were calculated using unobservable inputs and were classified as level 3 financial assets.
See Note 10 - Fair Value of Notes to Consolidated Financial Statements for more information.

Contractual Obligations
The following table summarizes the Company's contractual obligations as of June 30, 2012.

	Payments Due During Fiscal Years Ending June 30
(Amounts in Millions)	Total	2013	2014-2015	2016-2017	Thereafter
Recorded Contractual Obligations: (a)
Long-Term Debt Obligations (b)	$0.3	$—	$—	$0.1	$0.2
Other Long-Term Liabilities Reflected on the Balance Sheet (c) (d) (e)	25.2	8.1	3.1	3.0	11.0
Unrecorded Contractual Obligations:
Operating Leases (e)	9.5	3.5	4.2	1.3	0.5
Purchase Obligations (f)	198.3	181.5	11.1	5.7	—
Other	0.2	—	0.1	—	0.1
Total	$233.5	$193.1	$18.5	$10.1	$11.8

(a)	As of June 30, 2012, the Company had no Capital Lease Obligations.

(b)
Refer to Note 5 - Long-Term Debt and Credit Facility of Notes to Consolidated Financial Statements for more information regarding Long-Term Debt Obligations. Accrued interest is also included on the Long-Term Debt Obligations line. The fiscal year 2013 amount includes less than $0.1 million of long-term debt obligations due in fiscal year 2013 which was recorded as a current liability. The estimated interest not yet accrued related to debt is included in the Other line item within the Unrecorded Contractual Obligations.

(c)	The timing of payments of certain items included on the "Other Long-Term Liabilities Reflected on the Balance Sheet" line above is estimated based on the following assumptions:

•
The timing of SERP payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants. The fiscal year 2013 amount includes $5.9 million for SERP payments recorded as current liabilities.

•
The timing of severance plan payments is estimated based on the average remaining service life of employees. The fiscal year 2013 amount includes $0.8 million for severance payments recorded as a current liability.

•	The timing of warranty payments is estimated based on historical data. The fiscal year 2013 amount includes $1.4 million for short-term warranty payments recorded as a current liability.

(d)
Excludes $4.2 million of long-term unrecognized tax benefits and associated accrued interest and penalties along with deferred tax liabilities and miscellaneous other long-term tax liabilities which are not tied to a contractual obligation and for which the Company cannot make a reasonably reliable estimate of the period of future payments.

(e)	Refer to Note 4 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information regarding Operating Leases and certain Other Long-Term Liabilities.

(f)
Purchase Obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. The amounts listed above for purchase obligations include contractual commitments for items such as raw materials, supplies, capital expenditures, services, and software acquisitions/license commitments. Cancellable purchase obligations that the Company intends to fulfill are also included in the purchase obligations amount listed above through fiscal year 2017. In certain instances, such as when lead times dictate, the Company enters into contractual agreements for material in excess of the levels required to fulfill customer orders. In turn, agreements with the customers cover a portion of that exposure for the material which was purchased prior to having a firm order.

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements other than standby letters of credit and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on the Company's financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 4 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information on standby letters of credit. The Company does not have material exposures to trading activities of non-exchange traded contracts.
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

•
Sales returns and allowances - At the time revenue is recognized certain provisions may also be recorded, including a provision for returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At June 30, 2012 and June 30, 2011, the reserve for returns and allowances was $2.5 million and $2.1 million, respectively. The returns and allowances reserve approximated 1% to 2% of gross trade receivables during fiscal years 2012 and 2011.

•
Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at June 30, 2012 and June 30, 2011 was $0.8 million and $1.4 million, respectively. This reserve approximated 1% of gross trade accounts receivable during fiscal years 2012 and 2011.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 10% and 11% of consolidated inventories at June 30, 2012 and June 30, 2011, respectively, including approximately 78% and 81% of the Furniture segment inventories at June 30, 2012 and June 30, 2011, respectively. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. In general, the Company purchases materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from its customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues exist. The Company may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
Self-insurance reserves - The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2012 and June 30, 2011, the Company's accrued liabilities for self-insurance exposure were $3.9 million and $3.6 million, respectively.
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
The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, the Company believes it has made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.8 million at June 30, 2012 and $3.6 million at June 30, 2011.
New Accounting Standards
See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk: The Company operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. The Company's risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures of the Company and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements. The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates from levels at June 30, 2012 and 2011 relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period.

Equity Risk: The Company holds an investment in the non-marketable equity securities and stock warrants of a privately-held company. If the private company experiences certain events or circumstances, such as the loss of customers, the inability to achieve growth initiatives, or if there are factors beyond its control in the markets which it serves, the private company's performance could be affected materially resulting in a loss of some or all of its value, which could result in an other-than-temporary impairment of the investment. If an other-than-temporary impairment of fair value would occur, the investment would be adjusted down to its fair value and an impairment charge would be recognized in earnings.

During fiscal year 2012, the privately-held company experienced delays in their start-up, and therefore initiated another round of financing that the Company chose not to participate in, which resulted in the automatic conversion of preferred shares and warrants to common shares and warrants. Upon the conversion, the equity securities and warrants were revalued, resulting in an impairment loss of $0.7 million on the equity securities and a $0.5 million derivative loss on stock warrants. During fiscal year 2011, the equity securities experienced an other-than-temporary decline in fair market value resulting in a $1.2 million impairment loss, and the revaluation of stock warrants in conjunction with a qualified financing resulted in a $1.0 million derivative gain. The non-marketable equity investment had a carrying amount of $1.1 million and $1.8 million as of June 30, 2012 and 2011, respectively, and the stock warrants had a carrying amount of $0.9 million and $1.4 million as of June 30, 2012 and 2011, respectively.

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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that its internal control over financial reporting was effective as of June 30, 2012.
Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an audit report on the Company's internal control over financial reporting which is included herein.

/s/ JAMES C. THYEN
James C. Thyen
President,
Chief Executive Officer
August 27, 2012

/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Executive Vice President,
Chief Financial Officer
August 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Share Owners of Kimball International, Inc.:
We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of income, share owners' equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 27, 2012

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	June 30 2012	June 30 2011
ASSETS
Current Assets:
Cash and cash equivalents	$75,197	$51,409
Receivables, net of allowances of $1,367 and $1,799, respectively	139,467	149,753
Inventories	117,681	141,097
Prepaid expenses and other current assets	44,636	50,215
Assets held for sale	1,709	2,807
Total current assets	378,690	395,281
Property and Equipment, net of accumulated depreciation of $357,808 and $360,105, respectively	186,099	196,682
Goodwill	2,480	2,644
Other Intangible Assets, net of accumulated amortization of $65,824 and $65,514, respectively	6,206	7,625
Other Assets	22,041	24,080
Total Assets	$595,516	$626,312

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$14	$12
Accounts payable	137,423	149,107
Dividends payable	1,843	1,835
Accrued expenses	48,460	66,316
Total current liabilities	187,740	217,270
Other Liabilities:
Long-term debt, less current maturities	273	286
Other	21,275	21,357
Total other liabilities	21,548	21,643
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 14,359,000 (14,368,000 in 2011)	718	718
Class B - Shares authorized: 100,000,000 Shares issued: 28,666,000 (28,657,000 in 2011)	1,433	1,433
Additional paid-in capital	635	230
Retained earnings	452,093	450,172
Accumulated other comprehensive income (loss)	(4,963)	1,618
Less: Treasury stock, at cost:
Class A - 4,020,000 shares (3,945,000 in 2011)	(49,235)	(49,437)
Class B - 1,104,000 shares (1,330,000 in 2011)	(14,453)	(17,335)
Total Share Owners' Equity	386,228	387,399
Total Liabilities and Share Owners' Equity	$595,516	$626,312
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2012	2011	2010
Net Sales	$1,142,061	$1,202,597	$1,122,808
Cost of Sales	932,106	1,008,005	946,275
Gross Profit	209,955	194,592	176,533
Selling and Administrative Expenses	188,148	191,167	181,771
Other General Income	—	—	(9,980)
Restructuring Expense	3,418	1,009	2,051
Operating Income	18,389	2,416	2,691
Other Income (Expense):
Interest income	430	820	1,188
Interest expense	(35)	(121)	(142)
Non-operating income	1,096	4,542	2,980
Non-operating expense	(2,178)	(3,220)	(749)
Other income (expense), net	(687)	2,021	3,277
Income Before Taxes on Income	17,702	4,437	5,968
Provision (Benefit) for Income Taxes	6,068	(485)	(4,835)
Net Income	$11,634	$4,922	$10,803

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.29	$0.12	$0.27
Class B	$0.31	$0.14	$0.29
Diluted Earnings Per Share:
Class A	$0.29	$0.12	$0.27
Class B	$0.31	$0.14	$0.29
Average Number of Shares Outstanding:
Basic:
Class A	10,387	10,493	10,694
Class B	27,494	27,233	26,765
Totals	37,881	37,726	37,459
Diluted:
Class A	10,593	10,639	10,791
Class B	27,494	27,234	26,770
Totals	38,087	37,873	37,561
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$11,634	$4,922	$10,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,973	31,207	34,760
Gain on sales of assets	(28)	(35)	(6,771)
Restructuring	439	—	176
Deferred income tax and other deferred charges	3,561	3,658	(2,023)
Stock-based compensation	1,443	1,284	1,824
Excess tax benefits from stock-based compensation	(41)	—	(263)
Other, net	2,301	963	(392)
Change in operating assets and liabilities:
Receivables	6,655	2,975	(17,629)
Inventories	20,472	3,243	(26,229)
Prepaid expenses and other current assets	6,430	(5,004)	(8,269)
Accounts payable	(7,081)	(28,524)	26,700
Accrued expenses	(17,739)	6,660	695
Net cash provided by operating activities	59,019	21,349	13,382
Cash Flows From Investing Activities:
Capital expenditures	(26,943)	(31,371)	(34,791)
Proceeds from sales of assets	2,566	941	12,900
Purchases of capitalized software	(1,323)	(1,839)	(624)
Purchases of available-for-sale securities	—	—	(7,193)
Sales and maturities of available-for-sale securities	—	—	29,702
Other, net	(13)	(1,458)	198
Net cash (used for) provided by investing activities	(25,713)	(33,727)	192
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	—	88,750	—
Payments on revolving credit facility	—	(88,750)	(12,248)
Payments on long-term debt	(11)	(62)	(60)
Dividends paid to Share Owners	(7,363)	(7,330)	(7,264)
Excess tax benefits from stock-based compensation	41	—	263
Repurchase of employee shares for tax withholding	(337)	(278)	(1,212)
Net cash used for financing activities	(7,670)	(7,670)	(20,521)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(1,848)	6,115	(3,643)
Net Increase (Decrease) in Cash and Cash Equivalents	23,788	(13,933)	(10,590)
Cash and Cash Equivalents at Beginning of Year	51,409	65,342	75,932
Cash and Cash Equivalents at End of Year	$75,197	$51,409	$65,342
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners' Equity
	Class A	Class B
Amounts at June 30, 2009	$718	$1,433	$343	$458,180	$(501)	$(77,819)	$382,354
Comprehensive income:
Net income				10,803			10,803
Net change in unrealized gains and losses on securities					(463)		(463)
Foreign currency translation adjustment					(10,384)		(10,384)
Net change in derivative gains and losses					1,724		1,724
Postemployment severance prior service cost					173		173
Postemployment severance actuarial change					(324)		(324)
Comprehensive income							1,529
Issuance of non-restricted stock (20,000 shares)			(209)	(66)		258	(17)
Net exchanges of shares of Class A and Class B common stock (460,000 shares)			(490)	(2,567)		3,057	—
Vesting of restricted share units (209,000 shares)			(274)	(3,435)		3,157	(552)
Compensation expense related to stock incentive plans			1,824				1,824
Performance share issuance (97,000 shares)			(1,075)	(784)		1,480	(379)
Dividends declared:
Class A ($0.18 per share)				(1,955)			(1,955)
Class B ($0.20 per share)				(5,376)			(5,376)
Amounts at June 30, 2010	$718	$1,433	$119	$454,800	$(9,775)	$(69,867)	$377,428
Comprehensive income:
Net income				4,922			4,922
Foreign currency translation adjustment					10,313		10,313
Net change in derivative gains and losses					(458)		(458)
Postemployment severance prior service cost					171		171
Postemployment severance actuarial change					1,367		1,367
Comprehensive income							16,315
Issuance of non-restricted stock (39,000 shares)			(556)	(107)		499	(164)
Net exchanges of shares of Class A and Class B common stock (215,000 shares)			(551)	(728)		1,279	—
Compensation expense related to stock incentive plans			1,284				1,284
Performance share issuance (99,000 shares)			(66)	(1,378)		1,317	(127)
Dividends declared:
Class A ($0.18 per share)				(1,889)			(1,889)
Class B ($0.20 per share)				(5,448)			(5,448)
Amounts at June 30, 2011	$718	$1,433	$230	$450,172	$1,618	$(66,772)	$387,399
Comprehensive income:
Net income				11,634			11,634
Foreign currency translation adjustment					(8,727)		(8,727)
Net change in derivative gains and losses					833		833
Postemployment severance prior service cost					172		172
Postemployment severance actuarial change					1,141		1,141
Comprehensive income							5,053
Issuance of non-restricted stock (20,000 shares)			(227)	(93)		243	(77)
Net exchanges of shares of Class A and Class B common stock (209,000 shares)			(782)	(529)		1,311	—
Compensation expense related to stock incentive plans			1,443				1,443
Performance share issuance (131,000 shares)			(29)	(1,720)		1,530	(219)
Dividends declared:
Class A ($0.18 per share)				(1,869)			(1,869)
Class B ($0.20 per share)				(5,502)			(5,502)
Amounts at June 30, 2012	$718	$1,433	$635	$452,093	$(4,963)	$(63,688)	$386,228
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
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and related note disclosures. While efforts are made to assure estimates used are reasonably accurate based on management's knowledge of current events, actual results could differ from those estimates.
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
Cash and Cash Equivalents: Cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist of bank accounts and money market funds. Bank accounts are stated at cost, which approximates fair value, and money market funds are stated at fair value.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable.  The Company may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting the Company's cash flow.  These arrangements in all cases do not contain recourse provisions against the Company for its customers' failure to pay.  Receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables.  During the fiscal year ended June 30, 2012, the Company sold, without recourse, $59 million of accounts receivable.  There were no receivables sold during the fiscal year ended June 30, 2011.  Factoring fees were not material.
Inventories: Inventories are stated at the lower of cost or market value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. The last-in, first-out (LIFO) method was used for approximately 10% and 11% of consolidated inventories at June 30, 2012 and June 30, 2011, respectively, and remaining inventories were valued using the first-in, first-out (FIFO) method. Inventories recorded on the Company's balance sheet are adjusted for excess and obsolete inventory. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
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
Goodwill and Other Intangible Assets: Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the Company may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount and if it is necessary to perform the quantitative two-step goodwill impairment test. The Company also has the option to bypass the qualitative assessment and proceed directly to performing the first step of the quantitative goodwill impairment test. If the first step is determined to be necessary, the Company compares the carrying value of the reporting unit to an estimate of the reporting unit's fair value to identify potential impairment. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting units considers current market conditions existing at the assessment date. During fiscal years 2012, 2011, and 2010, no goodwill impairment loss was recognized.
A summary of the goodwill by segment is as follows:

(Amounts in Thousands)	Electronic Manufacturing Services	Furniture	Consolidated
Balance as of June 30, 2010
Goodwill	$15,269	$1,733	$17,002
Accumulated impairment losses	(12,826)	(1,733)	(14,559)
Goodwill, net	2,443	—	2,443
Effect of Foreign Currency Translation	201	—	201
Balance as of June 30, 2011
Goodwill	15,470	1,733	17,203
Accumulated impairment losses	(12,826)	(1,733)	(14,559)
Goodwill, net	2,644	—	2,644
Effect of Foreign Currency Translation	(164)	—	(164)
Balance as of June 30, 2012
Goodwill	15,306	1,733	17,039
Accumulated impairment losses	(12,826)	(1,733)	(14,559)
Goodwill, net	$2,480	$—	$2,480
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

A summary of other intangible assets subject to amortization by segment is as follows:

	June 30, 2012			June 30, 2011
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Electronic Manufacturing Services:
Capitalized Software	$28,470	$26,084	$2,386	$28,676	$25,700	$2,976
Customer Relationships	1,167	843	324	1,167	744	423
Other Intangible Assets	29,637	26,927	2,710	29,843	26,444	3,399
Furniture:
Capitalized Software	36,937	33,889	3,048	36,375	33,064	3,311
Product Rights	372	210	162	1,160	606	554
Other Intangible Assets	37,309	34,099	3,210	37,535	33,670	3,865
Unallocated Corporate:
Capitalized Software	5,084	4,798	286	5,761	5,400	361
Other Intangible Assets	5,084	4,798	286	5,761	5,400	361
Consolidated	$72,030	$65,824	$6,206	$73,139	$65,514	$7,625
During fiscal years 2012, 2011, and 2010, amortization expense of other intangible assets was, in thousands, $2,669, $2,367, and $2,484, respectively. Amortization expense in future periods is expected to be, in thousands, $2,140, $1,516, $909, $464, and $389 in the five years ending June 30, 2017, and $788 thereafter. The amortization period for product rights is 7 years. The amortization period for the customer relationship intangible asset ranges from 10 to 16 years. The estimated useful life of internal-use software ranges from 3 to 10 years. During fiscal year 2012, the Furniture segment recognized impairment of $256, in thousands, related to intangible product rights for a product line with volumes much lower than originally forecasted. The impairment loss was included in the Selling and Administrative Expenses line of the Consolidated Statements of Income.
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
Research and Development: The costs of research and development are expensed as incurred. Research and development costs were approximately, in millions, $13, $13, and $12 in fiscal years 2012, 2011, and 2010, respectively.
Advertising: Advertising costs are expensed as incurred. Advertising costs, included in selling and administrative expenses were, in millions, $4.7, $4.3, and $5.5, in fiscal years 2012, 2011, and 2010, respectively.
Insurance and Self-insurance: The Company is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits including medical, short-term disability, and dental, with the related liabilities included in the accompanying financial statements. The Company's policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Approximately 60% of the workforce is covered under self-insured medical and short-term disability plans.
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
Concentrations of Credit Risk: The Company has business and credit risks concentrated in the medical, automotive, and furniture industries. Additionally, the Company currently has notes receivable with an electronics engineering services firm, a note receivable related to the sale of an Indiana facility, and other miscellaneous notes receivable. At June 30, 2012 and 2011, $3.0 million and $2.8 million, respectively, was outstanding under the notes receivables. The credit risk associated with receivables is disclosed in Note 19 - Credit Quality and Allowance for Credit Losses of Notes Receivable of Notes to Consolidated Financial Statements.
Off-Balance Sheet Risk: The Company's off-balance sheet arrangements are limited to operating leases entered into in the normal course of business as described in Note 4 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.
Other General Income: No Other General Income was recorded in fiscal years 2012 or 2011. Other General Income, in fiscal year 2010 of $10.0 million included a gain on the sale of the Company's Poland facility of $6.7 million and land and settlement proceeds related to a class action lawsuit of which the Company was a class member of $3.3 million.
Non-operating Income and Expense: Non-operating income and expense include the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on privately-held investments and Supplemental Employee Retirement Plan (SERP) investments, non-production rent income, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations.
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
Derivative Instruments and Hedging Activities: Derivative financial instruments are recognized on the balance sheet as assets and liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Hedge accounting is utilized when a derivative is expected to be highly effective upon execution and continues to be highly effective over the duration of the hedge transaction. Hedge accounting permits gains and losses on derivative instruments to be deferred in Accumulated Other Comprehensive Income (Loss) and subsequently included in earnings in the periods in which earnings are affected by the hedged item, or when the derivative is determined to be ineffective. The Company uses derivatives primarily for forward purchases of foreign currency to manage exposure to the variability of cash flows, primarily related to the foreign exchange rate risks inherent in forecasted transactions denominated in foreign currency. Additionally, the Company has an investment in stock warrants which is accounted for as a derivative instrument. See Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements for more information on derivative instruments and hedging activities.
Stock-Based Compensation: As described in Note 7 - Stock Compensation Plans of Notes to Consolidated Financial Statements, the Company maintains stock-based compensation plans which allow for the issuance of restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights for grant to officers and other key employees of the Company and to members of the Board of Directors who are not employees. The Company recognizes the cost resulting from share-based payment transactions using a fair-value-based method. The estimated fair value of outstanding performance shares is based on the stock price at the date of the grant. For performance shares, the price is reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. Stock-based compensation expense is recognized for the portion of the award that is ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
In September 2011, the FASB issued guidance to allow the use of a qualitative approach to test goodwill for impairment. The guidance permits the Company to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company chose to early adopt this standard, therefore the guidance was effective for the Company's first quarter fiscal year 2012 financial statements. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows. At June 30, 2012, the Company's goodwill totaled $2.5 million, which approximates 0.4% of the Company's total assets.
In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the Statement of Share Owners' Equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance is effective for the Company's first quarter fiscal year 2013 financial statements on a retrospective basis. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the Company's consolidated financial position, results of operations, or cash flows.
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
Note 2    Inventories
Inventories are valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 10% and 11% of consolidated inventories at June 30, 2012 and June 30, 2011, respectively, including approximately 78% and 81% of the Furniture segment inventories at June 30, 2012 and June 30, 2011, respectively. The EMS segment inventories and the remaining inventories in the Furniture segment are valued using the lower of first-in, first-out (FIFO) cost or market value.
Had the FIFO method been used for all inventories, income would have been $0.4 million lower in fiscal year 2012, $0.2 million higher in fiscal year 2011, and $0.8 million lower in fiscal year 2010. Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased income by $1.8 million in fiscal year 2012, $0.9 million in fiscal year 2011, and $1.3 million in fiscal year 2010.

Inventory components at June 30 were as follows:

(Amounts in Thousands)	2012	2011
Finished products	$26,552	$33,287
Work-in-process	12,582	11,734
Raw materials	91,105	109,337
Total FIFO inventory	$130,239	$154,358
LIFO reserve	(12,558)	(13,261)
Total inventory	$117,681	$141,097

Note 3    Property and Equipment
Major classes of property and equipment at June 30 consist of the following:

(Amounts in Thousands)	2012	2011
Land	$12,050	$12,849
Buildings and improvements	175,574	184,684
Machinery and equipment	350,995	349,489
Construction-in-progress	5,288	9,765
Total	$543,907	$556,787
Less: Accumulated depreciation	(357,808)	(360,105)
Property and equipment, net	$186,099	$196,682
The useful lives used in computing depreciation are based on the Company's estimate of the service life of the classes of property, as follows:

Years
Buildings and improvements	5 to 50
Machinery and equipment	2 to 20
Leasehold improvements	Lesser of Useful Life or Term of Lease
Depreciation and amortization of property and equipment, including asset write-downs associated with the Company's restructuring plans, totaled, in millions, $28.9 for fiscal year 2012, $29.0 for fiscal year 2011, and $32.5 for fiscal year 2010.
During fiscal year 2012, the Furniture segment recognized impairment of $78, in thousands, related to equipment for a product line with volumes much lower than originally forecasted, which was included in the Cost of Sales line on the Company's Consolidated Statements of Income.

Due to a decline in the market value of a held for sale EMS facility, the Company recognized in Unallocated Corporate a pre-tax impairment loss, in thousands, of $572 during fiscal year 2012, which was included in the Restructuring Expense line on the Company's Consolidated Statements of Income.

At June 30, 2012, in thousands, assets totaling $1,709 were classified as held for sale, and consisted of $588 for a facility and land related to the Gaylord, Michigan exited operation within the EMS segment and $1,121 for an idle Furniture segment manufacturing facility and land located in Jasper, Indiana. The Gaylord, Michigan facility and land were reported as unallocated corporate assets for segment reporting purposes. The idle Jasper, Indiana manufacturing facility and land were reported as Furniture segment assets for segment reporting purposes.

During fiscal year 2012, the Company sold a tract of land in Poland which was previously classified as held for sale. The sale had an immaterial effect on the Company's consolidated financial statements.

At June 30, 2011, the Company had, in thousands, assets totaling $2,807 classified as held for sale.

Note 4    Commitments and Contingent Liabilities
Leases:
Operating leases for certain office, showroom, manufacturing facilities, land, and equipment, which expire from fiscal year 2013 to 2056, contain provisions under which minimum annual lease payments are, in millions, $3.5, $2.5, $1.7, $0.9, and $0.4 for the five years ended June 30, 2017, respectively, and aggregate $0.5 million from fiscal year 2018 to the expiration of the leases in fiscal year 2056. The Company is obligated under certain real estate leases to maintain the properties and pay real estate taxes. Certain leases include renewal options and escalation clauses. Total rental expenses amounted to, in millions, $4.8, $6.2, and $5.4 in fiscal years 2012, 2011, and 2010, respectively, including certain leases requiring contingent lease payments based on warehouse space utilized, which amounted to expense of, in millions, $0.4, $0.5, and $0.4 in fiscal years 2012, 2011, and 2010, respectively.
As of June 30, 2012 and 2011, the Company had no capital leases.
Guarantees:
As of June 30, 2012 and 2011, the Company had no guarantees issued which were contingent on the future performance of another entity. Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of the Company's failure to pay its obligations to the beneficiary. The Company had a maximum financial exposure from unused standby letters of credit totaling $4.3 million as of June 30, 2012 and $5.2 million as of June 30, 2011. The Company is not aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the Company's financial statements. Accordingly, no liability has been recorded as of June 30, 2012 and 2011 with respect to the standby letters of credit. The Company also enters into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
The Company estimates product warranty liability at the time of sale based on historical repair cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.
Changes in the product warranty accrual during fiscal years 2012, 2011, and 2010 were as follows:

(Amounts in Thousands)	2012	2011	2010
Product Warranty Liability at the beginning of the year	$2,109	$1,818	$2,176
Additions to warranty accrual (including changes in estimates)	1,019	1,060	59
Settlements made (in cash or in kind)	(877)	(769)	(417)
Product Warranty Liability at the end of the year	$2,251	$2,109	$1,818

Note 5    Long-Term Debt and Credit Facility
Long-term debt, less current maturities as of June 30, 2012 and 2011, was, in thousands, $273 and $286, respectively, and current maturities of long-term debt were, in thousands, $14 and $12, respectively. Long-term debt consists of a long-term note payable, which has an interest rate of 9.25% and matures in 2025. Aggregate maturities of long-term debt for the next five years are, in thousands, $14, $15, $16, $18, and $19, respectively, and aggregate $205 thereafter.
Credit facilities consisted of the following:

	Availability to Borrow at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	June 30, 2012	June 30, 2012	June 30, 2011
Primary revolving credit facility (1)	$95.7	$—	$—
Poland overdraft credit facility (2)	7.6	—	—
Total	$103.3	$—	$—

(1)
The Company's primary revolving credit facility, which expires in April 2013, provides for up to $100 million in borrowings, with an option to increase the amount available for borrowing to $150 million at the Company's request, subject to participating banks' consent. The Company uses this facility for acquisitions and general corporate purposes. A commitment fee is payable on the unused portion of the credit facility which was immaterial to the Company's operating results for fiscal years 2012, 2011, and 2010. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 12.5 to 15.0 basis points per annum as determined by the Company's leverage ratio. Borrowings under the credit agreement bear interest at a floating rate based, at the Company's option, upon a London Interbank Offered Rate (LIBOR) plus an applicable percentage or the greater of the federal funds rate plus an applicable percentage and the prime rate. The credit facility requires the Company to comply with certain debt covenants including interest coverage ratio and net worth. The Company was in compliance with these covenants during the fiscal year ended June 30, 2012. The Company had $4.3 million in letters of credit contingently committed against the credit facility at June 30, 2012.
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

(2)
The credit facility for the EMS segment operation in Poland allows for multi-currency borrowings up to a 6 million Euro equivalent (approximately $7.6 million U.S. dollars at June 30, 2012 exchange rates) and is available to cover bank overdrafts. Bank overdrafts may be deemed necessary to satisfy short-term cash needs at the Company's Poland location rather than funding from intercompany sources. This credit facility is reviewed for renewal annually and can be canceled at any time by either the bank or the Company. Interest on the overdraft is charged at 1.75% over the Euro Overnight Index Average (EONIA).

As of both June 30, 2012 and 2011, there were no outstanding short-term borrowings. Cash payments for interest on borrowings were, in thousands, $37, $121, and $203, in fiscal years 2012, 2011, and 2010, respectively. Capitalized interest expense was immaterial during fiscal years 2012, 2011, and 2010.

Note 6    Employee Benefit Plans
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
Company contributions for domestic employees are based on a percent of net income with certain minimum and maximum limits as determined annually by the Compensation and Governance Committee of the Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $5.3, $5.0, and $4.5 for fiscal years 2012, 2011, and 2010, respectively.
Employees of certain foreign subsidiaries are covered by local pension or retirement plans. Total expense related to employer contributions to these foreign plans for fiscal years 2012, 2011, and 2010 was, in millions, $0.3, $0.5, and $0.6, respectively.

Severance Plans:
The Company maintains severance plans for all domestic employees which provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. There are no statutory requirements for the Company to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Benefits are based upon an employee's years of service and accumulate up to certain limits specified in the plans and include both salary and an allowance for medical benefits. The components and changes in the Benefit Obligation, Accumulated Other Comprehensive Income (Loss), and Net Periodic Benefit Cost are as follows:

	June 30
(Amounts in Thousands)	2012	2011
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$5,073	$5,900
Service cost	811	934
Interest cost	189	264
Actuarial (gain) loss for the period	(1,265)	(1,501)
Benefits paid	(88)	(524)
Benefit obligation at end of year	$4,720	$5,073
Balance in current liabilities	$828	$890
Balance in noncurrent liabilities	3,892	4,183
Total benefit obligation recognized in the Consolidated Balance Sheets	$4,720	$5,073

	June 30
(Amounts in Thousands)	2012	2011
Changes and Components in Accumulated Other Comprehensive Income (Loss) (before tax):
Accumulated Other Comprehensive Income (Loss) at beginning of year	$2,771	$5,332
Change in unrecognized prior service cost	(286)	(286)
Net change in unrecognized actuarial loss	(1,898)	(2,275)
Accumulated Other Comprehensive Income (Loss) at end of year	$587	$2,771
Balance in unrecognized prior service cost	$771	$1,057
Balance in unrecognized actuarial (gain) loss	(184)	1,714
Total Accumulated Other Comprehensive Income (Loss) recognized in Share Owners' Equity	$587	$2,771

(Amounts in Thousands)	Year Ended June 30
Components of Net Periodic Benefit Cost (before tax):	2012	2011	2010
Service cost	$811	$934	$854
Interest cost	189	264	408
Amortization of prior service cost	286	286	285
Amortization of actuarial (gain) loss	633	774	753
Net periodic benefit cost recognized in the Consolidated Statements of Income	$1,919	$2,258	$2,300

The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method and management judgment. Unusual or non-recurring severance actions, such as those disclosed in Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements, are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.
The Company amortizes prior service costs on a straight-line basis over the average remaining service period of employees that were active at the time of the plan initiation and amortizes actuarial (gain) loss on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.
The estimated prior service cost and actuarial net (gain) loss for the severance plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are, pre-tax in thousands, $286 and $(32), respectively.
Assumptions used to determine fiscal year end benefit obligations are as follows:

	2012	2011
Discount Rate	3.3%	4.8%
Rate of Compensation Increase	4.0%	4.0%
Weighted average assumptions used to determine fiscal year net periodic benefit costs are as follows:

	2012	2011	2010
Discount Rate	4.1%	5.0%	6.2%
Rate of Compensation Increase	4.0%	4.0%	3.3%

Note 7    Stock Compensation Plans
On August 19, 2003, the Board of Directors adopted the 2003 Stock Option and Incentive Plan (the "2003 Plan"), which was approved by the Company's Share Owners on October 21, 2008. Under the 2003 Plan, 2,500,000 shares of Common Stock were reserved for restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights for grant to officers and other key employees of the Company and to members of the Board of Directors who are not employees. The 2003 Plan is a ten-year plan. The Company also has stock options outstanding under a former stock incentive plan, which is described below. The pre-tax compensation cost that was charged against income for all of the plans was $1.4 million, $1.3 million, and $1.8 million in fiscal year 2012, 2011, and 2010, respectively. The total income tax benefit for stock compensation arrangements was $0.6 million, $0.5 million, and $0.7 million in fiscal year 2012, 2011, and 2010, respectively. The Company generally uses treasury shares for fulfillment of option exercises and issuance of performance shares.
Performance Shares:
The Company awards performance shares to officers and other key employees under the 2003 Plan. Under these awards, a number of shares will be issued to each participant based upon the attainment of the applicable bonus percentage calculated under the Company's profit sharing incentive bonus plan as applied to a total potential share award made and approved by the Compensation and Governance Committee. Performance shares are vested when issued shortly after the end of the fiscal year in which the performance measurement period is complete and are issued as Class A and Class B common shares. Certain outstanding performance shares are applicable to performance measurement periods in future fiscal years and will be measured at fair value when the performance targets are established in future fiscal years. The contractual life of performance shares ranges from one year to five years. If a participant is not employed by the Company on the date shares are issued, the performance share award is forfeited, except in the case of death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in the Company's employment policy. Additionally, to the extent performance conditions are not fully attained, performance shares are forfeited.
A summary of performance share activity under the 2003 Plan during fiscal year 2012 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding at July 1, 2011	1,563,278	$5.10
Granted	800,150	$5.46
Vested	(187,915)	$5.09
Forfeited	(430,113)	$5.09
Performance shares outstanding at June 30, 2012	1,745,400	$5.45
As of June 30, 2012, there was approximately $2.5 million of unrecognized compensation cost related to performance shares,

based on the latest estimated attainment of performance goals. That cost is expected to be recognized over annual performance periods ending August 2012 through August 2016, with a weighted average vesting period of one year, six months. The fair value of performance shares is based on the stock price at the date of grant, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The weighted average grant date fair value was $5.46; $5.10; and $6.25 for performance share awards granted in fiscal year 2012, 2011, and 2010, respectively. During fiscal year 2012, 2011, and 2010, respectively, 187,915; 141,049; and 140,832 performance shares vested at a fair value of $1.0 million, $0.9 million, and $1.1 million. These shares are the total number of shares vested, prior to the reduction of shares withheld to satisfy tax withholding obligations. The number of shares presented in the above table, the amounts of unrecognized compensation, and the weighted average period include performance shares awarded that are applicable to future performance measurement periods and will be measured at fair value when the performance targets are established in future fiscal years.
Unrestricted Share Grants:
Under the 2003 Plan, unrestricted shares may be granted to employees and members of the Board of Directors as consideration for service to the Company. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal year 2012, 2011, and 2010, respectively, the Company granted a total of 22,187; 46,977; and 19,662 unrestricted shares of Class B common stock at an average grant date fair value of $5.95, $6.71, and $7.63, for a total fair value of $0.1 million, $0.3 million and $0.2 million. These shares are the total number of shares granted, prior to the reduction of shares withheld to satisfy tax withholding obligations. These shares were awarded to non-employee members of the Board of Directors as compensation for director's fees, as a result of directors' elections to receive unrestricted shares in lieu of cash payment. Director's fees are expensed over the period that directors earn the compensation. Other unrestricted shares were awarded to officers as consideration for their service to the Company.
Restricted Share Units:
Restricted Share Units (RSU) were awarded to officers and other key employees under the 2003 Plan in fiscal years prior to fiscal year 2012. As of June 30, 2012, there was no unrecognized compensation cost related to RSU compensation arrangements awarded under the 2003 Plan as all RSU's had vested. The total fair value of RSU awards vested during fiscal year 2012, 2011, and 2010 was, in millions, $0, $0, and $3.4, respectively.
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
There were no stock option grants awarded during fiscal years 2012, 2011, and 2010. For outstanding awards, the fair value at the date of the grant was estimated using the Black-Scholes option pricing model. Options outstanding are exercisable five years after the date of grant and expire ten years after the date of grant. Stock options are forfeited when employment terminates, except in the case of retirement at age 62 or older, death, permanent disability, or certain other circumstances described in the Company's employment policy.

A summary of stock option activity during fiscal year 2012 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at July 1, 2011	619,585	$15.10
Granted	—	$—
Exercised	—	$—
Forfeited	(1,500)	$15.06
Expired	(139,585)	$15.24
Options outstanding at June 30, 2012	478,500	$15.06	4 months	$—
Options vested and exercisable at June 30, 2012	478,500	$15.06	4 months	$—

No options were exercised during fiscal years 2012, 2011, and 2010.

Note 8    Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income tax benefits associated with net operating losses of, in thousands, $5,698 expire from fiscal year 2013 to 2034. Income tax benefits associated with tax credit carryforwards of, in thousands, $2,734, expire from fiscal year 2016 to 2026. As of June 30, 2012, the Company was in a cumulative three-year domestic income position, after adjustment for permanent items.  In evaluating whether a valuation allowance was warranted for the U.S. federal net deferred tax asset as of June 30, 2012, management weighed both positive and negative evidence and determined that it was more likely than not that all of the deferred tax asset would be realized, and accordingly, a valuation allowance for the U.S. federal net deferred tax asset was not required. A valuation reserve was provided as of June 30, 2012 for deferred tax assets relating to certain foreign and state net operating losses of, in thousands, $1,761, and, in thousands, $150 related to other deferred tax assets that the Company currently believes are more likely than not to remain unrealized in the future. During fiscal year ended June 30, 2012, the valuation reserve was reduced primarily due to the expiration of a state tax credit.

The components of the deferred tax assets and liabilities as of June 30, 2012 and 2011, were as follows:

(Amounts in Thousands)	2012	2011
Deferred Tax Assets:
Receivables	$1,492	$1,420
Inventory	2,009	2,409
Employee benefits	640	608
Deferred compensation	12,885	12,092
Other current liabilities	1,313	1,583
Warranty reserve	767	698
Credit carryforwards	2,734	6,272
Restructuring	107	3,173
Goodwill	3,510	4,011
Net operating loss carryforward	5,698	5,749
Miscellaneous	4,322	2,698
Valuation Allowance	(1,911)	(6,698)
Total asset	$33,566	$34,015
Deferred Tax Liabilities:
Property & equipment	$10,075	$6,986
Capitalized software	62	115
Net foreign currency gains	—	1,677
Miscellaneous	494	597
Total liability	$10,631	$9,375
Net Deferred Income Taxes	$22,935	$24,640

The components of income (loss) before taxes on income are as follows:

	Year Ended June 30
(Amounts in Thousands)	2012	2011	2010
United States	$7,831	$(2,966)	$(8,434)
Foreign	9,871	7,403	14,402
Total income before income taxes on income	$17,702	$4,437	$5,968
Foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. The aggregate unremitted earnings of the Company's foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $80.3 million as of June 30, 2012. Determination of the amount of unrecognized deferred tax liability on unremitted earnings is not practicable.

The provision (benefit) for income taxes is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2012	2011	2010
Currently Payable (Refundable):
Federal	$954	$(2,527)	$(6,768)
Foreign	1,849	(130)	3,474
State	877	150	(305)
Total current	3,680	(2,507)	(3,599)
Deferred Taxes:
Federal	1,784	1,090	1,407
Foreign	970	1,509	(1,553)
State	(366)	(577)	(1,090)
Total deferred	2,388	2,022	(1,236)
Total provision (benefit) for income taxes	$6,068	$(485)	$(4,835)

A reconciliation of the statutory U.S. income tax rate to the Company's effective income tax rate follows:

	Year Ended June 30
	2012		2011		2010
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax computed at U.S. federal statutory rate	$6,196	35.0%	$1,553	35.0%	$2,089	35.0%
State income taxes, net of federal income tax benefit	332	1.9	(277)	(6.3)	(907)	(15.2)
Foreign tax effect	(639)	(3.6)	(1,213)	(27.3)	(3,120)	(52.3)
Tax-exempt interest income	—	—	—	—	(169)	(2.8)
Research credit	(247)	(1.4)	(751)	(16.9)	(674)	(11.3)
Foreign subsidiary land and building gain	—	—	—	—	(2,236)	(37.5)
Other - net	426	2.4	203	4.6	182	3.1
Total provision (benefit) for income taxes	$6,068	34.3%	$(485)	(10.9)%	$(4,835)	(81.0)%

Net cash payments (refunds) for income taxes were, in thousands, $1,504, $(2,851), and $8,866 in fiscal years 2012, 2011, and 2010, respectively.
Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2012, 2011, and 2010 were as follows:

(Amounts in Thousands)	2012	2011	2010
Beginning balance - July 1	$2,499	$2,466	$2,165
Tax positions related to prior fiscal years:
Additions	250	312	532
Reductions	(84)	(77)	(130)
Tax positions related to current fiscal year:
Additions	—	96	74
Reductions	—	(42)	—
Settlements	—	(74)	(36)
Lapses in statute of limitations	(41)	(182)	(139)
Ending balance - June 30	$2,624	$2,499	$2,466
Portion that, if recognized, would reduce tax expense and effective tax rate	$2,190	$2,125	$2,097

The Company recognizes interest and penalties related to unrecognized tax benefits in the Provision (Benefit) for Income Taxes line of the Consolidated Statements of Income. Amounts accrued for interest and penalties were as follows:

	As of June 30
(Amounts in Thousands)	2012	2011	2010
Accrued Interest and Penalties:
Interest	$256	$230	$311
Penalties	85	86	117
Accrued interest and penalties are not included in the tabular roll forward of unrecognized tax benefits above. Interest and penalties income/(expense) recognized for fiscal years 2012, 2011, and 2010 were, in thousands, $(2), $107, and $72, respectively.
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

Note 9    Common Stock
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
Note 10    Fair Value
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
The Company's policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during fiscal year 2012.

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
Market - Based on a probability-weighted Black-Scholes option pricing model with the following inputs (level 3 input values indicated in parenthesis): risk-free interest rate (0.69%), historical stock price volatility (97.1%) and weighted average expected term (4 years, 5 months). Enterprise value was estimated using a discounted cash flow calculation.

Stock warrants are revalued and analyzed for reasonableness on a quarterly basis. The level 3 inputs used are the standard inputs used in the Black-Scholes model. Input values are based on publicly available information (Federal Reserve interest rates) and internally-developed information (historical stock price volatility of comparable investments) and remaining expected term of warrants.

Significant increases (decreases) in the historical stock price volatility, expected life, and enterprise value in isolation would result in a significantly higher (lower) fair value measurement. The inputs do not have any interrelationships.

Trading securities: Mutual funds held by nonqualified supplemental employee retirement plan	1	Market - Quoted market prices
Derivative Liabilities: Foreign exchange contracts	2	Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates adjusted for the Company's non-performance risk
Recurring Fair Value Measurements:
As of June 30, 2012 and 2011, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	June 30, 2012
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivatives: Foreign exchange contracts	—	2,278	—	2,278
Derivatives: Stock warrants	—	—	911	911
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	16,922	—	—	16,922
Total assets at fair value	$16,922	$2,278	$911	$20,111
Liabilities
Derivatives: Foreign exchange contracts	$—	$799	$—	$799
Total liabilities at fair value	$—	$799	$—	$799

	June 30, 2011
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$32,021	$—	$—	$32,021
Derivatives: Foreign exchange contracts	—	1,044	—	1,044
Derivatives: Stock warrants	—	—	1,437	1,437
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	16,138	—	—	16,138
Total assets at fair value	$48,159	$1,044	$1,437	$50,640
Liabilities
Derivatives: Foreign exchange contracts	$—	$1,684	$—	$1,684
Total liabilities at fair value	$—	$1,684	$—	$1,684
During fiscal year 2010, the Company purchased convertible debt securities of $2.3 million and stock warrants of $0.4 million of a privately-held company. During fiscal year 2011, the convertible debt securities experienced an other-than-temporary decline in fair market value resulting in a $1.2 million impairment loss and, upon a qualified financing, were subsequently converted to non-marketable equity securities. The investment in non-marketable equity securities is accounted for as a cost-method investment and is included in the Financial Instruments Not Carried At Fair Value section that follows. The revaluation of stock warrants resulted in a $1.0 million derivative gain as a result of the qualified financing. During fiscal year 2012, the privately-held company experienced delays in their start-up, and therefore initiated another round of financing that the Company chose not to participate in, which resulted in the automatic conversion of preferred shares and warrants to common shares and warrants. Upon the conversion, the equity securities and warrants were revalued, resulting in an impairment loss of $0.7 million on the equity securities and a $0.5 million derivative loss on the stock warrants during fiscal year 2012.
See Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements for further information regarding the stock warrants. See Note 12 - Investments of Notes to Consolidated Financial Statements for further information regarding the convertible debt securities and non-marketable equity securities.
The other changes in fair value of Level 3 investment assets during fiscal year 2012 were immaterial, and no purchases or sales of Level 3 assets occurred during the period.
The nonqualified supplemental employee retirement plan (SERP) assets consist of equity funds, balanced funds, a bond fund, and a money market fund. The SERP investment assets are exactly offset by a SERP liability which represents the Company's obligation to distribute SERP funds to participants. See Note 12 - Investments of Notes to Consolidated Financial Statements for further information regarding the SERP.
Non-Recurring Fair Value Measurements:
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments when events or circumstances indicate a significant adverse effect on the fair value of the asset. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

Non-recurring fair value adjustment	Level	Valuation Technique/Inputs Used
Impairment of assets held for sale (real estate)	3	Market - Probability-weighted cash flow calculation using estimated potential selling prices.
Impairment of long-lived assets (intangible asset and property & equipment)	3	Market - Probability-weighted discounted cash flow calculation using estimated future cash flows.

Due to a decline in the market value of the held for sale EMS facility, the Company recognized a pre-tax impairment loss of $0.6 million during fiscal year 2012. Also during fiscal year 2012, the Company recognized impairment of, in millions, $0.3 and $0.1 related to intangible product rights and equipment, respectively, for a product line which is near the end of its production period.

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
Cost Method, with Impairment Recognized Using a Market-Based Valuation Technique - See the explanation below the table regarding the method used to periodically estimate the fair value of cost-method investments.

In the event of impairment, the valuation is based on a probability-weighted Black-Scholes option pricing model with the following inputs (level 3 input values indicated in parenthesis): risk-free interest rate (0.69%), historical stock price volatility (97.1%) and weighted average expected term (4 years, 5 months). Enterprise value was estimated using a discounted cash flow calculation.

The level 3 inputs used are the standard inputs used in the Black-Scholes model. Input values are based on publicly available information (Federal Reserve interest rates) and internally-developed information (historical stock price volatility of comparable investments) and remaining expected holding period of securities.

Significant increases (decreases) in the historical stock price volatility, expected life, and enterprise value in isolation would result in a significantly higher (lower) fair value measurement. The inputs do not have any interrelationships.

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

Note 11    Derivative Instruments
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
The Company uses forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of June 30, 2012, the Company had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $25.3 million and to hedge currencies against the Euro in the aggregate notional amount of 34.7 million EUR. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of June 30, 2012, the Company estimates that approximately $0.1 million of pre-tax derivative losses deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the fiscal year ending June 30, 2013. Losses on foreign exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time the Company had hedged its exposure to the variability in future cash flows was 12 months as of both June 30, 2012 and June 30, 2011.
Stock Warrants:
In conjunction with the Company's investments in convertible debt securities of a privately-held company during fiscal year 2010, the Company received common and preferred stock warrants which provide the right to purchase the privately-held company's equity securities at a specified exercise price.

As part of the June 2011 qualified financing related to the convertible debt securities, the latest preferred stock offering price of warrants was modified to a $0.25 per share exercise price (originally based on the previous offering price of $1.50), and the number of warrants was modified to 11 million shares (originally 1,833,000 shares). The qualified financing did not impact the common warrants, which remained at a $0.15 per share exercise price (2,750,000 shares). The revaluation of warrants due to the change in terms and the valuation of the underlying business resulted in a $1.0 million gain during fiscal year 2011, recognized in the Non-operating income line item on the Consolidated Statements of Income.
During fiscal year 2012, the privately-held company experienced delays in their start-up, and therefore initiated another round of financing that the Company chose not to participate in, which resulted in the automatic conversion of the preferred warrants to common warrants. Upon the conversion, the stock warrants were revalued resulting in a $0.5 million derivative loss on stock warrants during fiscal year 2012.
The value of the stock warrants fluctuates primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. The stock warrants expire in June 2017.
See Note 10 - Fair Value of Notes to Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and Note 16 - Comprehensive Income of Notes to Consolidated Financial Statements for the amount and changes in derivative gains and losses deferred in Accumulated Other Comprehensive Income (Loss).

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income are presented below.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30 2012	June 30 2011	Balance Sheet Location	June 30 2012	June 30 2011
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,058	$644	Accrued expenses	$799	$415

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	1,220	400	Accrued expenses	—	1,269
Stock warrants	Other assets (long-term)	911	1,437
Total derivatives		$3,189	$2,481		$799	$1,684

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
	June 30
(Amounts in Thousands)	2012	2011	2010
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$(192)	$1,063	$2,494

The Effect of Derivative Instruments on Consolidated Statements of Income

(Amounts in Thousands)		Fiscal Year Ended June 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2012	2011	2,010
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Net Sales	$—	$—	$15
Foreign exchange contracts	Cost of Sales	(1,415)	1,674	143
Foreign exchange contracts	Non-operating income/expense	363	(121)	36
Total		$(1,052)	$1,553	$194

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income/expense	$(17)	$2	$44

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income/expense	$2,513	$(4,322)	$1,355
Stock warrants	Non-operating income/expense	(526)	1,041	(7)
Total		$1,987	$(3,281)	$1,348

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$918	$(1,726)	$1,586

Note 12    Investments
Municipal Securities:
The Company's investment portfolio included available-for-sale securities which were comprised of exempt securities issued by municipalities ("Municipal Securities"). During fiscal year 2010, the Company sold all of its municipal securities and thus had no municipal securities outstanding as of June 30, 2012 and 2011.

Activity for the municipal securities that were classified as available-for-sale was as follows:

	For the Year Ended June 30
(Amounts in Thousands)	2012	2011	2010
Proceeds from sales	$—	$—	$28,937
Gross realized gains from sale of available-for-sale securities included in earnings	—	—	639
Net unrealized holding gain (loss) included in Other Comprehensive Income (Loss)	—	—	(131)
Net (gains) losses reclassified out of Other Comprehensive Income (Loss)	—	—	(639)
Realized gains and losses are reported in the Other Income (Expense) category of the Consolidated Statements of Income. The cost of each individual security was used in computing the realized gains and losses. No other-than-temporary impairment was recorded on municipal securities during fiscal years 2012, 2011, and 2010.
Convertible Debt and Non-marketable Equity Securities:
During fiscal year 2010, the Company purchased convertible debt securities of a privately-held company, which were initially allocated a value of $2.3 million. Interest accrued on the debt securities at a rate of 8.00% per annum and was due with the principal in June 2011. The Company also received stock warrants to purchase the common and preferred stock of the privately-held company at a specified exercise price, which are discussed in Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements.
During fiscal year 2011, the convertible debt securities experienced an other-than-temporary decline in fair market value resulting in a $1.2 million impairment loss and, upon a qualified financing, were subsequently converted to preferred shares. The conversion of the convertible notes to preferred shares had no earnings impact. The preferred shares are non-marketable and are accounted for as a cost-method investment, which carries the shares at cost except in the event of impairment. The preferred shares had a carrying value of $1.8 million at June 30, 2011.
During fiscal year 2012, the privately-held company experienced delays in their start-up, and therefore initiated another round of financing that the Company chose not to participate in, which resulted in the automatic conversion of preferred shares to common shares. Upon the conversion, the equity securities were revalued which resulted in an impairment loss of $0.7 million during fiscal year 2012. The common shares had a carrying value of $1.1 million at June 30, 2012.

The privately-held investment is included in the Other Assets line of the Consolidated Balance Sheets. See Note 10 - Fair Value of Notes to Consolidated Financial Statements for more information on the valuation of these securities. The investment does not rise to the level of a material variable interest or a controlling interest in the privately-held company which would require consolidation.
Supplemental Employee Retirement Plan Investments:
The Company maintains a self-directed supplemental employee retirement plan (SERP) for executive employees. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. The Company recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing the Company's obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and exactly offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains (losses) for the fiscal years ended June 30, 2012, 2011, and 2010 was, in thousands, $(483), $2,611, and $1,385, respectively. SERP asset and liability balances were as follows:

	June 30
(Amounts in Thousands)	2012	2011
SERP investment - current asset	$5,899	$5,604
SERP investment - other long-term asset	11,023	10,534
Total SERP investment	$16,922	$16,138
SERP obligation - current liability	$5,899	$5,604
SERP obligation - other long-term liability	11,023	10,534
Total SERP obligation	$16,922	$16,138

Note 13    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2012	2011
Taxes	$4,193	$8,290
Compensation	22,601	26,445
Retirement plan	5,189	4,809
Insurance	3,875	3,598
Restructuring	269	7,958
Other expenses	12,333	15,216
Total accrued expenses	$48,460	$66,316

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
Included in the EMS segment were sales to one major customer. Sales to Bayer AG affiliates totaled, in millions, $5.0, $135.7, and $169.6 in fiscal years 2012, 2011, and 2010, respectively, representing 0%, 11%, and 15% of consolidated net sales, respectively, for such periods.
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

	At or For the Year Ended June 30, 2012
	Electronic Manufacturing Services	Furniture	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$616,751	$525,310	$—	$1,142,061
Depreciation and Amortization	17,590	13,383	—	30,973
Operating Income (Loss)	8,904	11,874	(2,389)	18,389
Interest Income	—	—	430	430
Interest Expense	6	2	27	35
Provision (Benefit) for Income Taxes	2,042	4,837	(811)	6,068
Net Income (Loss) (1)	6,572	6,957	(1,895)	11,634
Total Assets	332,115	183,415	79,986	595,516
Goodwill	2,480	—	—	2,480
Capital Expenditures	13,485	13,458	—	26,943

	At or For the Year Ended June 30, 2011
	Electronic Manufacturing Services	Furniture	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$721,419	$481,178	$—	$1,202,597
Depreciation and Amortization	17,153	14,054	—	31,207
Operating Income (Loss)	5,487	1,077	(4,148)	2,416
Interest Income	—	—	820	820
Interest Expense	22	—	99	121
Provision (Benefit) for Income Taxes	(452)	256	(289)	(485)
Net Income (2)	4,067	472	383	4,922
Total Assets	377,067	191,275	57,970	626,312
Goodwill	2,644	—	—	2,644
Capital Expenditures	24,863	6,508	—	31,371

	At or For the Year Ended June 30, 2010
	Electronic Manufacturing Services	Furniture	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$709,133	$413,611	$64	$1,122,808
Depreciation and Amortization	20,570	14,190	—	34,760
Operating Income (Loss)	15,291	(9,374)	(3,226)	2,691
Interest Income	—	—	1,188	1,188
Interest Expense	77	—	65	142
Provision (Benefit) for Income Taxes	(361)	(4,104)	(370)	(4,835)
Net Income (Loss) (3)	15,731	(5,751)	823	10,803
Total Assets	384,491	182,396	69,864	636,751
Goodwill	2,443	—	—	2,443
Capital Expenditures	22,455	12,336	—	34,791

(1)
Includes after-tax restructuring charges of $2.1 million in fiscal year 2012. The EMS segment and Unallocated Corporate and Eliminations recorded, respectively, $1.7 million expense and $0.4 million expense. See Note 17 - Restructuring Expense of Notes to the Consolidated Financial Statements for further discussion.

(2)
Includes after-tax restructuring charges of $0.6 million in fiscal year 2011. The EMS segment and Unallocated Corporate and Eliminations recorded, respectively, $0.5 million expense and $0.1 million expense. See Note 17 - Restructuring Expense of Notes to the Consolidated Financial Statements for further discussion.

(3)	Includes after-tax restructuring charges of $1.2 million in fiscal year 2010. The EMS segment, the Furniture segment,

and Unallocated Corporate and Eliminations recorded, respectively, $1.2 million expense, $0.1 million income, and $0.1 million expense. See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for further discussion. The EMS segment also recorded $2.0 million of after-tax income resulting from settlement proceeds related to an antitrust lawsuit of which the Company was a class member and a $7.7 million million after-tax gain from the sale of the facility and land in Poland.
Geographic Area:
The following geographic area data includes net sales based on the location where title transfers and long-lived assets based on physical location. Long-lived assets include property and equipment and other long-term assets such as software.

	At or For the Year Ended June 30
(Amounts in Thousands)	2012	2011	2010
Net Sales:
United States	$870,080	$817,252	$699,620
Poland (4)	3,412	132,518	3,877
United Kingdom (4)	15,603	26,723	113,576
Other Foreign	252,966	226,104	305,735
Total net sales	$1,142,061	$1,202,597	$1,122,808
Long-Lived Assets:
United States	$129,258	$134,639	$134,115
Poland	44,427	47,765	40,905
Other Foreign	18,899	21,630	19,563
Total long-lived assets	$192,584	$204,034	$194,583

(4)
The decrease in net sales to Poland in fiscal year 2012 compared to fiscal year 2011 was attributable to the expiration of a contract with one medical customer (Bayer AG). The increase in Poland net sales and the decline in United Kingdom net sales in fiscal year 2011 compared to fiscal year 2010 was due to the transfer of production between these locations which resulted in a change in the shipping destination to Poland.

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

EARNINGS PER SHARE
	Year Ended June 30, 2012			Year Ended June 30, 2011			Year Ended June 30, 2010
(Amounts in Thousands, Except for Per Share Data)	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Basic Earnings Per Share:
Dividends Declared	$1,869	$5,502	$7,371	$1,889	$5,448	$7,337	$1,955	$5,376	$7,331
Less: Unvested Participating Dividends	—	—	—	—	—	—	(9)	—	(9)
Dividends to Common Share Owners	1,869	5,502	7,371	1,889	5,448	7,337	1,946	5,376	7,322
Undistributed Earnings (Loss)			4,263			(2,415)			3,472
Less: Earnings (Loss) Allocated to Participating Securities			—			—			(4)
Undistributed Earnings (Loss) Allocated to Common Share Owners	1,169	3,094	4,263	(672)	(1,743)	(2,415)	990	2,478	3,468
Income Available to Common Share Owners	$3,038	$8,596	$11,634	$1,217	$3,705	$4,922	$2,936	$7,854	$10,790
Average Basic Common Shares Outstanding	10,387	27,494	37,881	10,493	27,233	37,726	10,694	26,765	37,459
Basic Earnings Per Share	$0.29	$0.31		$0.12	$0.14		$0.27	$0.29
Diluted Earnings Per Share:
Dividends Declared and Assumed Dividends on Dilutive Shares	$1,906	$5,502	$7,408	$1,916	$5,448	$7,364	$1,972	$5,377	$7,349
Less: Unvested Participating Dividends	—	—	—	—	—	—	(9)	—	(9)
Dividends and Assumed Dividends to Common Share Owners	1,906	5,502	7,408	1,916	5,448	7,364	1,963	5,377	7,340
Undistributed Earnings (Loss)			4,226			(2,442)			3,454
Less: Earnings (Loss) Allocated to Participating Securities			—			—			(4)
Undistributed Earnings (Loss) Allocated to Common Share Owners	1,175	3,051	4,226	(686)	(1,756)	(2,442)	991	2,459	3,450
Income Available to Common Share Owners	$3,081	$8,553	$11,634	$1,230	$3,692	$4,922	$2,954	$7,836	$10,790
Average Diluted Common Shares Outstanding	10,593	27,494	38,087	10,639	27,234	37,873	10,791	26,770	37,561
Diluted Earnings Per Share	$0.29	$0.31		$0.12	$0.14		$0.27	$0.29
Reconciliation of Basic and Diluted EPS Calculations:
Income Used for Basic EPS Calculation	$3,038	$8,596	$11,634	$1,217	$3,705	$4,922	$2,936	$7,854	$10,790
Assumed Dividends Payable on Dilutive Shares:
Performance shares	37	—	37	27	—	27	17	1	18
Increase (Reduction) of Undistributed Earnings (Loss) - allocated based on Class A and Class B shares	6	(43)	(37)	(14)	(13)	(27)	1	(19)	(18)
Income Used for Diluted EPS Calculation	$3,081	$8,553	$11,634	$1,230	$3,692	$4,922	$2,954	$7,836	$10,790
Average Shares Outstanding for Basic EPS Calculation	10,387	27,494	37,881	10,493	27,233	37,726	10,694	26,765	37,459
Dilutive Effect of Average Outstanding:
Performance shares	206	—	206	146	1	147	97	5	102
Average Shares Outstanding for Diluted EPS Calculation	10,593	27,494	38,087	10,639	27,234	37,873	10,791	26,770	37,561

Included in dividends declared for the basic and diluted earnings per share computation for fiscal year 2010 are dividends computed and accrued on unvested Class A and Class B restricted share units, which were paid by a conversion to the equivalent value of common shares on the vesting date. Restricted share units held by retirement-age participants had a nonforfeitable right to dividends and were deducted from the above dividends and undistributed earnings figures allocable to common Share Owners. All restricted share units vested during fiscal year 2010.

In fiscal year 2012, 2011, and 2010, respectively, all 508,000, 625,000, and 693,000 average stock options outstanding were antidilutive and were excluded from the dilutive calculation.

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

	Year Ended June 30, 2012			Year Ended June 30, 2011			Year Ended June 30, 2010
(Amounts in Thousands)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$11,634			$4,922			$10,803
Other comprehensive income (loss):
Foreign currency translation adjustments	$(10,156)	$1,922	$(8,234)	$13,218	$(2,905)	$10,313	$(12,672)	$2,288	$(10,384)
Postemployment severance actuarial change	1,265	(505)	760	1,501	(599)	902	(1,292)	515	(777)
Other fair value changes:
Available-for-sale securities	—	—	—	—	—	—	(131)	52	(79)
Derivatives	(192)	302	110	1,063	(489)	574	2,494	(587)	1,907
Reclassification to (earnings) loss:
Foreign currency translation adjustments (1)	(493)	—	(493)	—	—	—	—	—	—
Available-for-sale securities	—	—	—	—	—	—	(639)	255	(384)
Derivatives	1,069	(346)	723	(1,555)	523	(1,032)	(238)	55	(183)
Amortization of prior service costs	286	(114)	172	286	(115)	171	285	(112)	173
Amortization of actuarial change	633	(252)	381	774	(309)	465	753	(300)	453
Other comprehensive income (loss)	$(7,588)	$1,007	$(6,581)	$15,287	$(3,894)	$11,393	$(11,440)	$2,166	$(9,274)
Total comprehensive income			$5,053			$16,315			$1,529
(1) The reclassification of foreign currency translation adjustments to earnings relates to the final liquidation of a foreign subsidiary.

Accumulated other comprehensive income (loss), net of tax effects, was as follows:

	Year Ended June 30
	2012	2011	2010
(Amounts in Thousands)
Foreign currency translation adjustments	$(977)	$7,750	$(2,563)
Net unrealized loss on derivatives	(3,632)	(4,465)	(4,007)
Postemployment benefits:
Prior service costs	(464)	(636)	(807)
Net actuarial gain (loss)	110	(1,031)	(2,398)
Accumulated other comprehensive income (loss)	$(4,963)	$1,618	$(9,775)

Note 17   Restructuring Expense
The Company recognized consolidated pre-tax restructuring expense of $3.4 million, $1.0 million, and $2.1 million in fiscal years 2012, 2011, and 2010, respectively. Restructuring plans which were active during fiscal year 2012 are discussed in the sections below.
The EMS Gaylord restructuring plan and the Furniture segment office furniture manufacturing consolidation plan, which were substantially complete prior to fiscal year 2012, are included in the summary table on the following page under the Other Restructuring Plan caption. Due to a decline in the market value of the EMS Gaylord facility, the Company recognized a pre-tax impairment loss, in thousands, of $572 during fiscal year 2012.
The Company utilizes available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company's Consolidated Statements of Income.

Fremont Restructuring Plan:
During the second quarter of fiscal year 2012, the Company completed a plan to exit a small leased EMS assembly facility located in Fremont, California. This plan had been approved in the fourth quarter of fiscal year 2011. The Company is contractually obligated on the lease of this facility until August 2013. The Company expects total pre-tax restructuring charges, exclusive of future costs if the Company is unable to sub-lease the facility, to be approximately $1.1 million, including $0.2 million related to severance and other employee transition costs, and $0.9 million related to lease and other exit costs.
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

•
The Company sold the former Poland facility and land during fiscal year 2010 and recorded a $6.7 million pre-tax gain which was included in the Other General Income line on the Company's Consolidated Statements of Income.

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

Total pre-tax restructuring charges, excluding the gain on the sale of the former facility and construction of the new facility, related to the consolidation activities were approximately, in millions, $23.0 consisting of $20.8 of severance and other employee costs, $0.4 of property and equipment asset impairment, $0.4 of lease exit costs, and $1.4 of other exit costs.

Summary of All Plans

	Accrued June 30, 2011 (3)	Fiscal Year Ended June 30, 2012					Accrued June 30, 2012 (3)	Total Charges Incurred Since Plan Announcement (4)	Total Expected Plan Costs (4)
(Amounts in Thousands)		Amounts Charged Cash	Amounts Charged (Income) Non-cash	Amounts Utilized/ Cash Paid	Adjustments
EMS Segment
FY 2011 Fremont Restructuring Plan
Transition and Other Employee Costs	$264	$—	$15	$(236)	$(43)		$—	$236	$236
Plant Closure and Other Exit Costs	—	830	—	(561)	—		269	850	890
Total	$264	$830	$15	$(797)	$(43)		$269	$1,086	$1,126
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$7,694	$937	$—	$(8,506)	$(125)	(5)	$—	$20,831	$20,831
Asset Write-downs (Gain on Sale)	—	—	(148)	148	—		—	374	374
Plant Closure and Other Exit Costs	—	1,156		(1,156)	—		—	1,814	1,814
Total	$7,694	$2,093	$(148)	$(9,514)	$(125)		$—	$23,019	$23,019
Total EMS Segment	$7,958	$2,923	$(133)	$(10,311)	$(168)		$269	$24,105	$24,145
Unallocated Corporate
Other Restructuring Plan (1)	—	99	572	(671)	—		—	1,436	1,557
Consolidated Total of All Plans	$7,958	$3,022	$439	$(10,982)	$(168)		$269	$25,541	$25,702

		Fiscal Year Ended June 30, 2011
(Amounts in Thousands)	Accrued June 30, 2010 (3)	Amounts Charged Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Adjustments		Accrued June 30, 2011 (3)
EMS Segment
FY 2011 Fremont Restructuring Plan
Transition and Other Employee Costs	$—	$246	$18	$—	$—		$264
Plant Closure and Other Exit Costs	—	20	—	(20)	—		—
Total	$—	$266	$18	$(20)	$—		$264
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$9,181	$619	$—	$(2,776)	$670	(5)	$7,694
Plant Closure and Other Exit Costs	—	2	—	(2)	—		—
Total	$9,181	$621	$—	$(2,778)	$670		$7,694
Total EMS Segment	$9,181	$887	$18	$(2,798)	$670		$7,958
Unallocated Corporate
Other Restructuring Plan (1)	—	104	—	(104)	—		—
Consolidated Total of All Plans	$9,181	$991	$18	$(2,902)	$670		$7,958

	Accrued June 30, 2009 (3)	Fiscal Year Ended June 30, 2010					Accrued June 30, 2010 (3)
(Amounts in Thousands)		Amounts Charged (Income) Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Adjustments
EMS Segment
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$12,288	$1,673	$—	$(3,681)	$(1,099)	(5)	$9,181
Asset Write-downs	—	—	176	(176)	—		—
Plant Closure and Other Exit Costs	—	200	—	(200)	—		—
Total EMS Segment	$12,288	$1,873	$176	$(4,057)	$(1,099)		$9,181
Furniture Segment
Other Restructuring Plan (2)	—	(83)	—	83	—		—
Unallocated Corporate
Other Restructuring Plan (2)	—	85	—	(85)	—		—
Consolidated Total of All Plans	$12,288	$1,875	$176	$(4,059)	$(1,099)		$9,181

(1)	The Other Restructuring Plan with charges during fiscal years 2012 and 2011 is the Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007.

(2)
Other Restructuring Plans with charges during fiscal year 2010 include the Furniture segment office furniture manufacturing consolidation plan initiated in fiscal year 2009 and the Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007.

(3)
Accrued restructuring at June 30, 2012 was $0.3 million recorded in current liabilities. At June 30, 2011 accrued restructuring was $8.0 million recorded in current liabilities. At June 30, 2010 accrued restructuring was $9.2 million consisting of $2.5 million recorded in current liabilities and $6.7 million recorded in other long-term liabilities.

(4)
These columns include restructuring plans that were active during fiscal year 2012, including the EMS segment European Consolidation Plan initiated in fiscal year 2008, the EMS segment Fremont Restructuring Plan initiated in fiscal year 2011, and the Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007.

(5)	The effect of changes in foreign currency exchange rates within the EMS segment due to revaluation of the restructuring liability is included in this amount.

Note 18    Variable Interest Entities
The Company's involvement with variable interest entities (VIEs) is limited to situations in which the Company is not the primary beneficiary as the Company lacks the power to direct the activities that most significantly impact the VIE's economic performance. Thus, consolidation is not required.
The Company is involved with VIEs consisting of an investment in common stock and stock warrants of a privately-held company, a note receivable related to the sale of an Indiana facility, and notes receivable resulting from loans provided to an electronics engineering services firm during fiscal year 2011. The Company also has a business development cooperation agreement with the electronic engineering services firm. For information related to the Company's investment in the privately-held company, see Note 12 - Investments and Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements. The combined carrying value of the notes receivable was $2.6 million and $2.8 million as of June 30, 2012 and June 30, 2011, respectively, with no reserve, with the short-term portion recorded on the Receivables line and the long-term portion recorded on the Other Assets line of the Company's Consolidated Balance Sheet. The Company has no obligation to provide additional funding to the VIEs, and thus its exposure and risk of loss related to the VIEs is limited to the carrying value of the investments and notes receivable. Financial support provided by the Company to the VIEs was limited to the items discussed above during the fiscal year ended June 30, 2012.

Note 19   Credit Quality and Allowance for Credit Losses of Notes Receivable

The Company monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. The due date for the note receivable from the sale of an Indiana facility was extended until June 30, 2014, and the Company continues to hold collateral for this note receivable thereby mitigating the risk of loss. As of June 30, 2012 and 2011, none of the outstanding notes receivable were past due.

	As of June 30, 2012			As of June 30, 2011
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,409	$—	$1,409	$1,334	$—	$1,334
Notes Receivable from an Electronics Engineering Services Firm	1,221	—	1,221	1,420	—	1,420
Other Notes Receivable	322	214	108	—	—	—
Total	$2,952	$214	$2,738	$2,754	$—	$2,754

Note 20    Quarterly Financial Information (Unaudited)

	Three Months Ended
(Amounts in Thousands, Except for Per Share Data)	September 30	December 31	March 31	June 30
Fiscal Year 2012:
Net Sales	$270,635	$296,904	$284,414	$290,108
Gross Profit	46,970	54,320	50,639	58,026
Restructuring Expense	113	1,480	895	930
Net Income (Loss)	(146)	3,197	2,506	6,077
Basic Earnings (Loss) Per Share:
Class A	$(0.01)	$0.08	$0.06	$0.16
Class B	$—	$0.09	$0.07	$0.16
Diluted Earnings (Loss) Per Share:
Class A	$(0.01)	$0.08	$0.06	$0.16
Class B	$—	$0.09	$0.07	$0.16
Fiscal Year 2011:
Net Sales	$294,676	$310,632	$314,466	$282,823
Gross Profit	47,147	49,576	50,691	47,178
Restructuring Expense	117	368	68	456
Net Income	456	876	3,306	284
Basic Earnings Per Share:
Class A	$0.01	$0.02	$0.08	$—
Class B	$0.01	$0.02	$0.09	$0.01
Diluted Earnings Per Share:
Class A	$0.01	$0.02	$0.08	$—
Class B	$0.01	$0.02	$0.09	$0.01

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A - Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2012, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.
(b) Management's report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this report. The effectiveness of the Company's internal control over financial reporting as of June 30, 2012 has been audited by the Company's independent registered public accounting firm.  Management's report and the independent registered public accounting firm's attestation report are included in the Company's Consolidated Financial Statements under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

(c) Changes in internal control over financial reporting.
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B - Other Information
None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2012 under the caption "Election of Directors."
Committees
The information required by this item with respect to the Audit Committee and its financial expert and with respect to the Compensation and Governance Committee's responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2012 under the caption "Information Concerning the Board of Directors and Committees."
Executive Officers of the Registrant
The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I and is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2012 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."
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

Item 11 - Executive Compensation
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2012 under the captions "Information Concerning the Board of Directors and Committees," "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Related Risk Assessment," and "Executive Officer and Director Compensation."

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2012 under the caption "Share Ownership Information."
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2012 under the caption "Executive Officer and Director Compensation — Securities Authorized for Issuance Under Equity Compensation Plans."

Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2012 under the caption "Review and Approval of Transactions with Related Persons."
Director Independence
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2012 under the caption "Information Concerning the Board of Directors and Committees."

Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 16, 2012 under the caption "Independent Registered Public Accounting Firm" and "Appendix A — Approval Process for Services Performed by the Independent Registered Public Accounting Firm."

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2012	74

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

(3) Exhibits

See the Index of Exhibits on page 75 for a list of the exhibits filed or incorporated herein as a part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Executive Vice President,
Chief Financial Officer
August 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ JAMES C. THYEN
James C. Thyen
President,
Chief Executive Officer
August 27, 2012

/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Executive Vice President,
Chief Financial Officer
August 27, 2012

/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder
Vice President,
Chief Accounting Officer
August 27, 2012

Signature	Signature

DOUGLAS A. HABIG *	HARRY W. BOWMAN *
Douglas A. Habig	Harry W. Bowman
Chairman of the Board	Director

THOMAS J. TISCHHAUSER *	GEOFFREY L. STRINGER *
Thomas J. Tischhauser	Geoffrey L. Stringer
Director	Director

CHRISTINE M. VUJOVICH *	JACK R. WENTWORTH *
Christine M. Vujovich	Jack R. Wentworth
Director	Director

*	The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 27, 2012	/s/ JAMES C. THYEN
James C. Thyen
President, Chief Executive Officer, Director

Individually and as Attorney-In-Fact

KIMBALL INTERNATIONAL, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2012
Valuation Allowances:
Short-Term Receivables	$1,799	$267	$(83)	$(616)	$1,367
Deferred Tax Asset	$6,698	$355	$—	$(5,142)	$1,911
Year Ended June 30, 2011
Valuation Allowances:
Short-Term Receivables	$3,349	$476	$195	$(2,221)	$1,799
Long-Term Notes Receivable	$69	$—	$—	$(69)	$—
Deferred Tax Asset	$5,777	$1,297	$—	$(376)	$6,698
Year Ended June 30, 2010
Valuation Allowances:
Short-Term Receivables	$4,366	$232	$(45)	$(1,204)	$3,349
Long-Term Notes Receivable	$—	$69	$—	$—	$69
Deferred Tax Asset	$5,132	$814	$—	$(169)	$5,777

KIMBALL INTERNATIONAL, INC.
INDEX OF EXHIBITS

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 23, 2009)
10(a)*	Summary of Director and Named Executive Officer Compensation
10(b)*	Discretionary Compensation
10(c)*	2003 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10(d) to the Company's Form 10-Q for the period ended December 31, 2008)
10(d)*	Supplemental Employee Retirement Plan (2009 Revision) (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-Q for the period ended December 31, 2008)
10(e)*	1996 Stock Incentive Program (Incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended June 30, 2011)
10(f)*	Form of Annual Performance Share Award Agreement, as amended on August 22, 2006 (Incorporated by reference to Exhibit 10(a) to the Company's Form 10-Q for the period ended September 30, 2011)
10(g)
Credit Agreement, dated as of April 23, 2008, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Agent and Letter of Credit Issuer (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 28, 2008)

10(h)*
Form of Employment Agreement dated March 8, 2010 between the Company and each of Donald W. Van Winkle and Stanley C. Sapp and dated May 1, 2006 between the Company and each of James C. Thyen, Douglas A. Habig, Robert F. Schneider, Donald D. Charron, John H. Kahle and Gary W. Schwartz (Incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the year ended June 30, 2011)

10(i)*	Form of Long Term Performance Share Award, as amended on August 22, 2006 (Incorporated by reference to Exhibit 10(b) to the Company's Form 10-Q for the period ended September 30, 2011)
10(j)*	Description of the Company's 2010 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 25, 2010)
11	Computation of Earnings Per Share (Incorporated by reference to Note 15 - Earnings Per Share of Notes to Consolidated Financial Statements)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
* Constitutes management contract or compensatory arrangement
** These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.