Form 10-Q
period 2012-09-30
KIMBALL INTERNATIONAL INC
filed 2012-11-01
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant's common stock as of October 17, 2012 was:
Class A Common Stock - 8,339,922 shares
Class B Common Stock - 29,735,829 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	September 30, 2012	June 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$77,500	$75,197
Receivables, net of allowances of $1,668 and $1,367, respectively	141,382	139,467
Inventories	125,931	117,681
Prepaid expenses and other current assets	41,221	44,636
Assets held for sale	1,709	1,709
Total current assets	387,743	378,690
Property and Equipment, net of accumulated depreciation of $362,185 and $357,808, respectively	186,094	186,099
Goodwill	2,498	2,480
Other Intangible Assets, net of accumulated amortization of $66,406 and $65,824, respectively	5,814	6,206
Other Assets	22,845	22,041
Total Assets	$604,994	$595,516

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$15	$14
Accounts payable	144,746	137,423
Dividends payable	1,861	1,843
Accrued expenses	43,398	48,460
Total current liabilities	190,020	187,740
Other Liabilities:
Long-term debt, less current maturities	258	273
Other	22,762	21,275
Total other liabilities	23,020	21,548
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 12,248,000 and 14,359,000, respectively	612	718
Class B - Shares authorized: 100,000,000 Shares issued: 30,777,000 and 28,666,000, respectively	1,539	1,433
Additional paid-in capital	568	635
Retained earnings	453,627	452,093
Accumulated other comprehensive loss	(2,761)	(4,963)
Less: Treasury stock, at cost:
Class A - 3,847,000 and 4,020,000 shares, respectively	(47,202)	(49,235)
Class B - 1,102,000 and 1,104,000 shares, respectively	(14,429)	(14,453)
Total Share Owners' Equity	391,954	386,228
Total Liabilities and Share Owners' Equity	$604,994	$595,516
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)
	Three Months Ended
	September 30
	2012	2011
Net Sales	$288,190	$270,635
Cost of Sales	232,985	223,665
Gross Profit	55,205	46,970
Selling and Administrative Expenses	48,238	45,968
Restructuring Expense	60	113
Operating Income	6,907	889
Other Income (Expense):
Interest income	110	120
Interest expense	(7)	(9)
Non-operating income (expense), net	184	(1,313)
Other income (expense), net	287	(1,202)
Income (Loss) Before Taxes on Income	7,194	(313)
Provision (Benefit) for Income Taxes	2,233	(167)
Net Income (Loss)	$4,961	$(146)

Earnings (Loss) Per Share of Common Stock:
Basic Earnings (Loss) Per Share:
Class A	$0.12	$(0.01)
Class B	$0.13	$0.00
Diluted Earnings (Loss) Per Share:
Class A	$0.12	$(0.01)
Class B	$0.13	$0.00

Dividends Per Share of Common Stock:
Class A	$0.045	$0.045
Class B	$0.050	$0.050

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	38,017	37,836
Diluted	38,256	37,836

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income (loss)			$4,961			$(146)
Other comprehensive income (loss):
Foreign currency translation adjustments	$1,107	$(67)	$1,040	$(5,554)	$2,207	$(3,347)
Postemployment severance actuarial change	414	(165)	249	640	(254)	386
Derivative gain (loss)	1,401	(361)	1,040	(2,440)	858	(1,582)
Reclassification to (earnings) loss:
Foreign currency translation adjustments	—	—	—	(493)	—	(493)
Derivatives	(260)	35	(225)	(36)	43	7
Amortization of prior service costs	71	(28)	43	71	(28)	43
Amortization of actuarial change	92	(37)	55	260	(104)	156
Other comprehensive income (loss)	$2,825	$(623)	$2,202	$(7,552)	$2,722	$(4,830)
Total comprehensive income (loss)			$7,163			$(4,976)
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Three Months Ended
	September 30
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$4,961	$(146)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	7,469	8,416
Loss on sales of assets	38	211
Deferred income tax and other deferred charges	77	(1,096)
Stock-based compensation	717	237
Excess tax benefits from stock-based compensation	(567)	(42)
Other, net	342	27
Change in operating assets and liabilities:
Receivables	(1,484)	4,695
Inventories	(7,998)	(257)
Prepaid expenses and other current assets	4,106	1,175
Accounts payable	5,811	(3,464)
Accrued expenses	(3,986)	(16,403)
Net cash provided by (used for) operating activities	9,486	(6,647)
Cash Flows From Investing Activities:
Capital expenditures	(5,270)	(7,700)
Proceeds from sales of assets	166	1,814
Purchases of capitalized software	(182)	(512)
Other, net	148	40
Net cash used for investing activities	(5,138)	(6,358)
Cash Flows From Financing Activities:
Payments on long-term debt	(14)	(11)
Dividends paid to Share Owners	(1,843)	(1,835)
Excess tax benefits from stock-based compensation	567	42
Repurchase of employee shares for tax withholding	(851)	(315)
Net cash used for financing activities	(2,141)	(2,119)
Effect of Exchange Rate Change on Cash and Cash Equivalents	96	(1,334)
Net Increase (Decrease) in Cash and Cash Equivalents	2,303	(16,458)
Cash and Cash Equivalents at Beginning of Period	75,197	51,409
Cash and Cash Equivalents at End of Period	$77,500	$34,951
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$575	$320
Interest expense	$27	$31

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation:
The accompanying unaudited Condensed Consolidated Financial Statements of Kimball International, Inc. (the "Company," "Kimball," "we," us," or "our") have been prepared in accordance with the instructions to Form 10-Q. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.
Notes Receivable and Trade Accounts Receivable:
Kimball's notes receivable and trade accounts receivable are recorded per the terms of the agreement or sale, and accrued interest is recognized when earned. We determine on a case-by-case basis the cessation of accruing interest, the resumption of accruing interest, the method of recording payments received on nonaccrual receivables, and the delinquency status for our limited number of notes receivable.
Our policy for estimating the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as agement, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to determine the final allowance for credit losses on the trade accounts receivable and notes receivable. Trade accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. Our limited number of notes receivable allows management to monitor the risks, credit quality indicators, collectability, and probability of impairment on an individual basis. Adjustments to the allowance for credit losses are recorded in selling and administrative expenses.
Non-operating Income (Expense), net:
The non-operating income (expense), net line item includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on Supplemental Employee Retirement Plan (SERP) investments, non-production rent income, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain (loss) on SERP investments is exactly offset by a change in the SERP liability that is recognized in selling and administrative expenses.
Components of Non-operating income (expense), net:

	Three Months Ended
	September 30
(Amounts in Thousands)	2012	2011
Foreign Currency/Derivative Gain (Loss)	$(393)	$744
Gain (Loss) on Supplemental Employee Retirement Plan Investments	703	(1,962)
Other	(126)	(95)
Non-operating income (expense), net	$184	$(1,313)
 Income Taxes:
In determining the quarterly provision for income taxes, Kimball uses an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
Our effective tax rate was 31.0% for the three months ended September 30, 2012, as compared to 53.4% for the three months ended September 30, 2011. The first quarter fiscal year 2013 effective tax rate was favorably impacted by earnings in foreign jurisdictions which have a lower statutory tax rate than the U.S. Due to the relatively low pre-tax loss in the first quarter of fiscal year 2012, insignificant tax adjustments recorded during that quarter had a magnifying impact on the effective tax rate.
New Accounting Standards:
In December 2011, the Financial Accounting Standards Board (FASB) issued guidance which creates new disclosure requirements for offsetting assets and liabilities. The guidance requires us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. The guidance is effective for our first quarter fiscal year 2014 financial statements on a retrospective basis. We are currently evaluating this guidance, but do not expect that the adoption will have a material effect on our consolidated financial statements.
In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminated the option to present the components of other comprehensive income as part of the Statement of Share Owners' Equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance became effective for our first quarter fiscal year 2013 financial statements on a retrospective basis. As this guidance only amended the presentation of the components of comprehensive income, the adoption did not impact our consolidated financial position, results of operations, or cash flows.

Note 2. Inventories
Inventory components were as follows:

(Amounts in Thousands)	September 30, 2012	June 30, 2012
Finished products	$32,349	$26,552
Work-in-process	12,166	12,582
Raw materials	93,797	91,105
Total FIFO inventory	$138,312	$130,239
LIFO reserve	(12,381)	(12,558)
Total inventory	$125,931	$117,681
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. There were no LIFO inventory liquidations during the three month period ended September 30, 2012. During the three month period ended September 30, 2011, LIFO inventory liquidations increased net income by, in thousands, $16.

Note 3. Segment Information
Management organizes Kimball into segments based upon differences in products and services offered in each segment. The Electronic Manufacturing Services (EMS) segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. The EMS segment focuses on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The EMS segment currently sells primarily to customers in the medical, automotive, industrial, and public safety industries. The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. Each segment's product line offerings consist of similar products and services sold within various industries. Intersegment sales were insignificant.

Unallocated corporate assets include cash and cash equivalents, investments, and other assets not allocated to segments. Unallocated corporate net income consists of income not allocated to segments for purposes of evaluating segment performance and includes income from corporate investments and other non-operational items. The basis of segmentation and accounting policies of the segments are consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

	Three Months Ended
	September 30
(Amounts in Thousands)	2012	2011
Net Sales:
Electronic Manufacturing Services	$164,175	$142,828
Furniture	124,015	127,807
Consolidated	$288,190	$270,635
Net Income (Loss):
Electronic Manufacturing Services	$3,283	$(1,103)
Furniture	1,668	1,175
Unallocated Corporate and Eliminations	10	(218)
Consolidated	$4,961	$(146)

(Amounts in Thousands)	September 30, 2012	June 30, 2012
Total Assets:
Electronic Manufacturing Services	$341,935	$332,115
Furniture	180,882	183,415
Unallocated Corporate and Eliminations	82,177	79,986
Consolidated	$604,994	$595,516

Note 4. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of Kimball's failure to pay its obligations to a beneficiary. As of September 30, 2012, we had a maximum financial exposure from unused standby letters of credit totaling $4.3 million. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of September 30, 2012 with respect to the standby letters of credit. Kimball also enters into commercial letters of credit to facilitate payments to vendors and from customers.
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.
Changes in the product warranty accrual for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2012	2011
Product Warranty Liability at the beginning of the period	$2,251	$2,109
Additions to warranty accrual (including changes in estimates)	432	39
Settlements made (in cash or in kind)	(252)	(122)
Product Warranty Liability at the end of the period	$2,431	$2,026

Note 5. Restructuring Expense
We recognized $0.1 million of miscellaneous pre-tax restructuring charges in both the first quarter of fiscal year 2013 and 2012. The charges in the first quarter of fiscal year 2013 were related to the EMS Fremont and Gaylord restructuring plans, which were substantially completed prior to fiscal year 2013. These plans continue to incur miscellaneous exit costs related the facility closures. We do not expect these plans to have a significant amount of restructuring charges in the future. The charges in the first quarter of fiscal year 2012 included miscellaneous charges related to the EMS Fremont and Gaylord restructuring plans as well as employee transition expenses related to the EMS European Consolidation Plan, which was completed in fiscal year 2012. Restructuring charges are included in the Restructuring Expense line item of our Condensed Consolidated Statements of Income.
Accrued restructuring at September 30, 2012 and June 30, 2012 of $0.2 million and $0.3 million, respectively, was recorded in current liabilities. Accrued restructuring is related to the remaining lease payments due for the EMS Fremont facility.
For more information on these restructuring plans, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Note 6. Fair Value
Kimball categorizes assets and liabilities measured at fair value into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas level 3 generally requires significant management judgment. The three levels are defined as follows:

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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the three months ended September 30, 2012. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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
Market - Based on a probability-weighted Black-Scholes option pricing model with the following inputs (level 3 input values indicated in parenthesis): risk-free interest rate (0.66%), historical stock price volatility (99.7%) and weighted average expected term (4 years, 3 months). Enterprise value was estimated using a discounted cash flow calculation.

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

Trading securities: Mutual funds held by nonqualified supplemental employee retirement plan	1	Market - Quoted market prices
Derivative Liabilities: Foreign exchange contracts	2	Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates adjusted for Kimball's non-performance risk

Recurring Fair Value Measurements:
As of September 30, 2012 and June 30, 2012, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	September 30, 2012
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivatives: Foreign exchange contracts	$—	$1,704	$—	$1,704
Derivatives: Stock warrants	—	—	909	909
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	17,955	—	—	17,955
Total assets at fair value	$17,955	$1,704	$909	$20,568
Liabilities
Derivatives: Foreign exchange contracts	$—	$579	$—	$579
Total liabilities at fair value	$—	$579	$—	$579

	June 30, 2012
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivatives: Foreign exchange contracts	—	2,278	—	2,278
Derivatives: Stock warrants	—	—	911	911
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	16,922	—	—	16,922
Total assets at fair value	$16,922	$2,278	$911	$20,111
Liabilities
Derivatives: Foreign exchange contracts	$—	$799	$—	$799
Total liabilities at fair value	$—	$799	$—	$799
The changes in fair value of Level 3 investment assets during the three months ended September 30, 2012 and 2011 were immaterial, and no purchases or sales of Level 3 assets occurred during these periods.
The nonqualified supplemental employee retirement plan (SERP) assets consist primarily of equity funds, balanced funds, a bond fund, and a money market fund. The SERP investment assets are exactly offset by a SERP liability which represents Kimball's obligation to distribute SERP funds to participants. See Note 8 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the SERP.
Non-Recurring Fair Value Measurements:
During the three months ended September 30, 2012 and 2011, we had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

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
Cost Method, with Impairment Recognized Using a Market-Based Valuation Technique - See the explanation below the table regarding the method used to periodically estimate the fair value of cost-method investments. In the event of impairment, the valuation is based on a probability-weighted Black-Scholes option pricing model.

Long-term debt (carried at amortized cost)	3	Income - Price estimated using a discounted cash flow analysis based on quoted long-term debt market rates, taking into account Kimball's non-performance risk

Investments in non-marketable equity securities are accounted for using the cost method if Kimball does not have the ability to exercise significant influence over the operating and financial policies of the investee. On a periodic basis, but no less frequently than quarterly, these investments are assessed for impairment when there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. If a significant adverse effect on the fair value of the investment has occurred and is deemed to be other-than-temporary, the fair value of the investment is estimated, and the amount by which the carrying value of the cost-method investment exceeds its fair value is recorded as an impairment loss.

The carrying value of our short-term financial instruments, including cash deposit accounts, trade accounts receivable, prepaid and deposit accounts, trade accounts payable, accrued expenses and dividends payable, approximate fair value due to the relatively short maturity and immaterial non-performance risk of such instruments. These financial instruments are categorized as Level 2 financial instruments.

Note 7. Derivative Instruments
Foreign Exchange Contracts:
We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of business. Our primary means of managing this exposure is to utilize natural hedges, such as aligning currencies used in the supply chain with the sale currency. To the extent natural hedging techniques do not fully offset currency risk, we use derivative instruments with the objective of reducing the residual exposure to certain foreign currency rate movements. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, the degree to which the underlying exposure is committed to, and the availability, effectiveness, and cost of derivative instruments. Derivative instruments are only utilized for risk management purposes and are not used for speculative or trading purposes.
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of September 30, 2012, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $24.3 million and to hedge currencies against the Euro in the aggregate notional amount of 35.0 million EUR. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.
In limited cases due to unexpected changes in forecasted transactions, cash flow hedges may cease to meet the criteria to be designated as cash flow hedges. Depending on the type of exposure hedged, we may either purchase a derivative contract in the opposite position of the undesignated hedge or may retain the hedge until it matures if the hedge continues to provide an adequate offset in earnings against the currency revaluation impact of foreign currency denominated liabilities.

The fair value of outstanding derivative instruments is recognized on the balance sheet as a derivative asset or liability. When derivatives are settled with the counterparty, the derivative asset or liability is relieved and cash flow is impacted for the net settlement. For derivative instruments that meet the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument are initially recorded net of related tax effect in Accumulated Other Comprehensive Loss, a component of Share Owners' Equity, and are subsequently reclassified into earnings in the period or periods during which the hedged transaction is recognized in earnings. The ineffective portion of the derivative gain or loss is reported in the Non-operating income (expense), net line item on the Condensed Consolidated Statements of Income immediately. The gain or loss associated with derivative instruments that are not designated as hedging instruments or that cease to meet the criteria for hedging under FASB guidance is also reported in the Non-operating income (expense), net line item on the Condensed Consolidated Statements of Income immediately.
Based on fair values as of September 30, 2012, we estimate that $1.1 million of pre-tax derivative gains deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both September 30, 2012 and June 30, 2012.

Stock Warrants:
Kimball holds common stock warrants which provide the right to purchase a privately-held company's equity securities at a specified exercise price. Specifically, we hold stock warrants to purchase 13,750,000 shares of common stock at a $0.15 per share exercise price. The value of the stock warrants fluctuates primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. Gains and losses on the revaluation of stock warrants are recognized in the Non-operating income (expense), net line item on the Condensed Consolidated Statements of Income. The stock warrants expire in June 2017.
See Note 6 - Fair Value of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and the Condensed Consolidated Statements of Comprehensive Income for the changes in deferred derivative gains and losses.
Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets and derivative gains and losses in the Condensed Consolidated Statements of Income are presented below.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
(Amounts in Thousands)		Fair Value As of			Fair Value As of
	Balance Sheet Location	September 30, 2012	June 30, 2012	Balance Sheet Location	September 30, 2012	June 30, 2012
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,476	$1,058	Accrued expenses	$112	$799

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	228	1,220	Accrued expenses	467	—
Stock warrants	Other assets (long-term)	909	911
Total derivatives		$2,613	$3,189		$579	$799

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended
	September 30
(Amounts in Thousands)	2012	2011
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$1,401	$(2,440)

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended
(Amounts in Thousands)		September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2012	2011
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$355	$(36)
Foreign exchange contracts	Non-operating income (expense)	(92)	72
Total		$263	$36

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$(3)	$—

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(196)	$1,295
Stock warrants	Non-operating income (expense)	(1)	(30)
Total		$(197)	$1,265

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$63	$1,301

Note 8. Investments
Non-marketable Equity Securities:
During fiscal year 2010, Kimball purchased convertible debt securities of a privately-held company, which were initially allocated a value of $2.3 million. Interest accrued on the debt securities at a rate of 8.00% per annum and was due with the principal in June 2011. We also received stock warrants to purchase the common and preferred stock of the privately-held company at a specified exercise price, which are discussed in Note 7 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements.
During fiscal year 2011, the convertible debt securities experienced an other-than-temporary decline in fair market value resulting in a $1.2 million impairment loss and, upon a qualified financing, were subsequently converted to preferred shares. The conversion of the convertible notes to preferred shares had no earnings impact. The preferred shares were non-marketable and were accounted for as a cost-method investment, which carries the shares at cost except in the event of impairment. The preferred shares had a carrying value of $1.8 million at June 30, 2011.
During fiscal year 2012, the privately-held company experienced delays in their start-up, and therefore initiated another round of financing that we chose not to participate in, which resulted in the automatic conversion of preferred shares to common shares. Upon the conversion, the equity securities were revalued which resulted in an impairment loss of $0.7 million during fiscal year 2012. The common shares had a carrying value of $1.1 million at both September 30, 2012 and June 30, 2012.
The privately-held investment is included in the Other Assets line of the Condensed Consolidated Balance Sheets. See Note 6 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities. The investment does not rise to the level of a material variable interest or a controlling interest in the privately-held company which would require consolidation.
Supplemental Employee Retirement Plan Investments:
Kimball maintains a self-directed supplemental employee retirement plan (SERP) for executive employees. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and exactly offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains (losses) for the three months ended September 30, 2012 and 2011 was, in thousands, $635, and $(1,985), respectively. SERP asset and liability balances were as follows:

(Amounts in Thousands)	September 30 2012	June 30 2012
SERP investment - current asset	$6,326	$5,899
SERP investment - other long-term asset	11,629	11,023
Total SERP investment	$17,955	$16,922

SERP obligation - current liability	$6,326	$5,899
SERP obligation - other long-term liability	11,629	11,023
Total SERP obligation	$17,955	$16,922

Note 9. Assets Held for Sale
At both September 30, 2012 and June 30, 2012, assets totaling in thousands, $1,709 were classified as held for sale and consisted of $588 for a facility and land related to the Gaylord, Michigan exited operation within the EMS segment and $1,121 for an idle Furniture segment manufacturing facility and land located in Jasper, Indiana. The Gaylord, Michigan facility and land were reported as unallocated corporate assets for segment reporting purposes. The idle Jasper, Indiana manufacturing facility and land were reported as Furniture segment assets for segment reporting purposes.

Note 10. Postemployment Benefits
Kimball maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2012	2011
Service cost	$200	$206
Interest cost	50	51
Amortization of prior service costs	71	71
Amortization of actuarial (gain) loss	92	260
Net periodic benefit cost	$413	$588

The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 11. Stock Compensation Plan
During fiscal year 2013, the following stock compensation was awarded to officers and key employees. All awards were granted under the 2003 Stock Option and Incentive Plan. For more information on similar performance share awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Performance Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Annual Performance Shares – Class A (1)	1st Quarter	244,000	$10.92
Long-Term Performance Shares – Class A (2)	1st Quarter	437,800	$10.92

Unrestricted Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Unrestricted Shares (Director Compensation) – Class B (3)	1st Quarter	1,843	$11.40

(1)
Annual performance shares were awarded to officers. Payouts will be based upon the fiscal year 2013 cash incentive payout percentages calculated under Kimball's Profit Sharing Incentive Bonus Plan. The number of shares issued will be less than the maximum potential shares issuable if the maximum cash incentive payout percentages are not achieved. Annual performance shares vest after one year.

(2)
Long-term performance shares were awarded to officers and other key employees. Payouts will be based upon the cash incentive payout percentages calculated under Kimball's Profit Sharing Incentive Bonus Plan. Long-term performance shares are based on five successive annual performance measurement periods, with each annual tranche having a grant date when economic profit tiers are established at the beginning of the applicable fiscal year and a vesting date at the end of each annual period. The number of shares issued will be less than the maximum potential shares issuable if the target cash incentive payout percentages are not achieved.

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

Note 12. Variable Interest Entities
Kimball's involvement with variable interest entities (VIEs) is limited to situations in which we are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the VIE's economic performance. Thus, consolidation is not required.
We are involved with VIEs consisting of an investment in common stock and stock warrants of a privately-held company, a note receivable related to the sale of an Indiana facility, and notes receivable resulting from loans provided to an electronics engineering services firm. Kimball also has a business development cooperation agreement with the electronic engineering services firm. For information related to our investment in the privately-held company, see Note 8 - Investments and Note 7 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements. The combined carrying value of the notes receivable was $2.5 million and $2.6 million as of September 30, 2012 and June 30, 2012, respectively, with no reserve, and with the short-term portion recorded on the Receivables line and the long-term portion recorded on the Other Assets line of our Condensed Consolidated Balance Sheet.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investments and notes receivable. Kimball did not provide additional financial support to the VIEs during the quarter ended September 30, 2012.

Note 13. Credit Quality and Allowance for Credit Losses of Notes Receivable

Kimball monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. We hold collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of September 30, 2012 and June 30, 2012, none of the outstanding notes receivable were past due.

	As of September 30, 2012			As of June 30, 2012
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,410	$—	$1,410	$1,409	$—	$1,409
Notes Receivable from an Electronics Engineering Services Firm	1,050	—	1,050	1,221	—	1,221
Other Notes Receivable	258	190	68	322	214	108
Total	$2,718	$190	$2,528	$2,952	$214	$2,738

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
Kimball International, Inc. (the "Company," "Kimball," "we," us," or "our") provides a variety of products from its two business segments: the Electronic Manufacturing Services (EMS) segment and the Furniture segment. The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities globally to the medical, automotive, industrial, and public safety industries. The Furniture segment provides furniture for the office and hospitality industries, sold under Kimball's family of brand names.
While certain sectors are showing signs of economic recovery, the macroeconomic environment remains volatile. The momentum of the global recovery has slowed and there is continued uncertainty related to the European debt crisis, the upcoming U.S. elections, and the potential U.S. tax increases and spending cuts looming at the end of calendar year 2012. The uncertainty may cause disruption in business strategy, execution, and timing in many of the markets in which we compete.
Projections regarding the EMS industry outlook for calendar year 2012 have not been widely published as the various markets have mixed outlooks. We focus on the four key vertical markets of medical, automotive, industrial, and public safety in our EMS segment. Our EMS segment's overall demand continues to stabilize, but is mixed. The automotive end market is benefiting from relative strength in the U.S. market while demand in other geographies such as Europe continues to be less certain due to the impact of the European debt crisis. The industrial market demand is improving but continues to reflect a lower demand for heating, cooling, and ventilation (HVAC) products than historical levels.  Demand in the medical and public safety markets remains stable.
As of August 2012, the Business and Institutional Furniture Manufacturer Association (BIFMA) forecasted a year-over-year increase in the office furniture industry for calendar year 2012 of 3% with improved growth of 4% forecast for calendar year 2013. The hospitality furniture market forecasts (August 2012 PricewaterhouseCoopers LLP report and October 2012 Smith Travel Research report) project an approximate 2% increase in occupancy rates and an approximate 7% increase in revenue per available room (RevPAR) for calendar year 2012. Hospitality furniture market forecasts for calendar year 2013 project an increase in occupancy rates of less than 1% and an increase in RevPAR of approximately 6%.
Competitive pricing pressures continue to burden the operating margins of select areas within both segments of our operations.
We are committed to ensuring that we sustain the cost efficiencies and process improvements undertaken during the recession. In addition, a long-standing component of Kimball's profit sharing incentive bonus plan is that it is linked to our worldwide, group, or business unit performance which adjusts compensation expense as profits change. The focus on cost control continues. At the same time, we plan to continue to invest in capital expenditures prudently for projects in support of both organic growth and potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. We also continue to closely monitor market changes and our liquidity in order to proactively adjust our operating costs, discretionary capital spending, and dividend levels as needed. Managing working capital in conjunction with fluctuating demand levels is likewise key.

We continued to maintain a strong balance sheet as of September 30, 2012, which included minimal long-term debt of $0.3 million and Share Owners' equity of $392.0 million. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, was $173.2 million at September 30, 2012.
In addition to the above discussion related to the current market conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding Kimball's financial condition and operating performance:

•	Inflation has moderated and does not appear to be a significant risk in the near-term, but we continue to focus on mitigating the impact of raw material commodity pricing pressures.

•
The healthcare reform legislation that was signed into law in March 2010 and upheld by the Supreme Court in June 2012 is expected to increase our healthcare and related administrative expenses as the provisions of the law become effective over the next couple of years.

•	Globalization continues to reshape not only the industries in which we operate but also our key customers and competitors.

•
Kimball's employees throughout the business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our career development and succession planning processes help to maintain stability in management.

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, a significant change in economic conditions, loss of key customers or suppliers, or similar unforeseen events. Additional information on risks is contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.
Financial Overview - Consolidated
First quarter fiscal year 2013 consolidated net sales were $288.2 million compared to first quarter fiscal year 2012 net sales of $270.6 million, a 6% increase, driven by a net sales increase in the EMS segment of 15% which more than offset a 3% net sales decrease in the Furniture segment. In the first quarter of fiscal year 2013 Kimball recorded net income of $5.0 million, or $0.13 per Class B diluted share, compared to a net loss for the first quarter of fiscal year 2012 of $(0.1) million, or $0.00 per Class B diluted share.
Consolidated gross profit as a percent of net sales improved to 19.2% for the first quarter of fiscal year 2013 from 17.4% for the first quarter of fiscal year 2012. The consolidated gross margin improvement was driven by margin improvements in both the EMS segment and the Furniture segment which more than offset the impact of a shift in sales mix (as depicted in the table below) toward the EMS segment which operates at a lower gross profit percentage than the Furniture segment. Gross profit is discussed in more detail in the following segment discussions.

	Three Months Ended
	September 30
	2012	2011
EMS segment net sales as % of total	57%	53%
Furniture segment net sales as % of total	43%	47%
First quarter fiscal year 2013 consolidated selling and administrative expenses increased 5% in absolute dollars but decreased as a percent of net sales compared to the first quarter of fiscal year 2012 due to increased operating leverage as a result of the higher revenues. During the first quarter of fiscal year 2013, we recorded $0.7 million of expense compared to $2.0 million of income recorded in the first quarter of fiscal year 2012 related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (SERP) liability. The result was an unfavorable variance in selling and administrative expenses of $2.7 million. The impact from the increase in the SERP liability that was recognized in selling and administrative expenses was exactly offset by a gain on the SERP investment for which the revaluation was recorded in Other Income (Expense), and thus there was no effect on net income. Employee contributions comprise approximately 90% of the SERP investment. First quarter fiscal year 2013 selling and administrative expenses were also impacted by lower Furniture segment sales and marketing expenses and benefits realized from restructuring activities in the EMS segment which were offset by higher incentive compensation expenses related to our improved profitability.
First quarter fiscal year 2013 other income totaled $0.3 million compared to other expense of $1.2 million for the first quarter of fiscal year 2012. Other income (expense) consisted of the following:

Other Income (Expense)	Three Months Ended
	September 30
(Amounts in Thousands)	2012	2011
Interest Income	$110	$120
Interest Expense	(7)	(9)
Foreign Currency/Derivative Gain (Loss)	(393)	744
Gain (Loss) on Supplemental Employee Retirement Plan Investment	703	(1,962)
Other	(126)	(95)
Other Income (Expense), net	$287	$(1,202)
The first quarter fiscal year 2013 effective tax rate of 31.0% was favorably impacted by earnings in foreign jurisdictions which have lower statutory tax rates than the U.S. The first quarter fiscal year 2012 effective tax rate was 53.4%. Due to the low pre-tax loss, insignificant tax adjustments recorded during that quarter had a magnified impact on the effective tax rate.
Comparing the balance sheet as of September 30, 2012 to June 30, 2012, our inventory balance increased primarily to support projected higher sales levels at select business units. Our accounts payable balance increased primarily in conjunction with the higher inventory levels.

Electronic Manufacturing Services Segment
EMS segment results follow:

	At or for the Three Months Ended
	September 30
(Amounts in Millions)	2012	2011	% Change
Net Sales	$164.2	$142.8	15%
Operating Income (Loss)	$5.0	$(2.3)	323%
Operating Income (Loss) %	3.1%	(1.6)%
Net Income (Loss)	$3.3	$(1.1)	398%
Open Orders	$178.5	$160.5	11%
First quarter fiscal year 2013 EMS segment net sales to customers in the automotive, industrial, and public safety industries increased compared to the first quarter of fiscal year 2012 while net sales to customers in the medical industry were flat. Open orders for our EMS products were up 11% as of September 30, 2012 compared to September 30, 2011. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of the EMS segment's business.
First quarter fiscal year 2013 EMS segment gross profit as a percent of net sales improved 3.6 percentage points when compared to the first quarter of fiscal year 2012. The improvement in gross profit as a percent of net sales was primarily due to improved operating efficiencies at select manufacturing facilities driven by the higher revenues and continuous improvement efforts, as well as the benefits realized related to restructuring activities in which two facilities were closed during the second quarter of fiscal year 2012.
EMS segment selling and administrative expenses in the first quarter ended September 30, 2012 compared to the first quarter ended September 30, 2011 increased 2% in absolute dollars, but decreased as a percent of net sales on the higher sales volumes. Increased profit-based incentive compensation expenses were partially offset by lower labor costs primarily related to benefits realized from restructuring activities within this segment.
The previously announced exit of the Company's small assembly facility located in Fremont, California was completed during the second quarter of fiscal year 2012 along with the associated move of a majority of that business to the Jasper, Indiana facility. In addition, the previously announced consolidation of the Company's European EMS facilities was likewise completed during the second quarter of fiscal year 2012.
EMS segment Other Income (Expense) for the first quarter of fiscal year 2013 totaled expense of $0.6 million compared to income of $0.5 million recorded during the first quarter of fiscal year 2012. The variance in Other Income (Expense) was primarily related to net foreign currency exchange movement.
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
Risk factors within the EMS segment include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their electronics manufacturing. The continuing success of this segment is dependent upon our ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are contained in Kimball's Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Furniture Segment
Furniture segment results follow:

	At or for the Three Months Ended
	September 30
(Amounts in Millions)	2012	2011	% Change
Net Sales	$124.0	$127.8	(3)%
Operating Income	$2.8	$1.8	55%
Operating Income %	2.3%	1.4%
Net Income	$1.7	$1.2	42%
Open Orders	$79.8	$110.7	(28)%
The net sales decline in the Furniture segment for the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012 was driven by decreased net sales of office furniture which more than offset increased sales of hospitality furniture. The decrease in office furniture net sales during the first quarter of fiscal year 2013 was due to decreased sales volumes which more than offset the positive impact of select price increases. The largest driver of the decreased sales volumes was lower sales to the federal government. Net sales of newly introduced office furniture products which have been sold for less than twelve months approximated $2.4 million for the first quarter ended September 30, 2012. Open orders for our furniture products at September 30, 2012 decreased 28% when compared to the open order level as of September 30, 2011 as open orders declined for hospitality furniture and to a lesser extent declined for office furniture. The decline in hospitality orders was a result of elevated open order levels as of September 30, 2011 for two large contract projects open at that time. Open orders at a point in time may not be indicative of future sales trends.
Furniture segment gross profit as a percent of net sales increased 1.4 percentage points in the first quarter of fiscal year 2013 when compared to the first quarter of fiscal year 2012. The gross profit improvement was driven by sales price increases which were partially offset by a mix shift toward lower margin products.
First quarter fiscal year 2013 Furniture segment selling and administrative expenses decreased in absolute dollars 1%, but as a percent of net sales increased 0.6 percentage points, due to the lower sales volumes when compared to the first quarter of fiscal year 2012. During the first quarter of fiscal year 2013, decreased sales and marketing expenses were partially offset by higher profit-based incentive compensation costs.
Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, financial stability of customers, supply chain cost pressures, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are contained in Kimball's Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Liquidity and Capital Resources
Working capital at September 30, 2012 was $197.7 million compared to working capital of $191.0 million at June 30, 2012. The current ratio was 2.0 at both September 30, 2012 and June 30, 2012.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (DSO), for the first quarter ended September 30, 2012 was 44.4 days as compared to 47.5 days for the first quarter ended September 30, 2011. Our DSO improvement was primarily due to a shift in payment practices by three large customers in the EMS segment and improved collections within the Furniture segment. We define DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. Our Production Days Supply on Hand (PDSOH) of inventory measure for the first quarter ended September 30, 2012 decreased to 54.9 days from 65.4 days for the first quarter ended September 30, 2011. The improved PDSOH resulted from ongoing successful EMS inventory reduction initiatives and the elimination of excess inventory related to the EMS facility consolidation plans in the prior year period. We define PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.
Kimball's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, totaled $173.2 million at September 30, 2012 compared to $170.9 million at June 30, 2012.
Our cash and cash equivalents position increased to $77.5 million at September 30, 2012 from $75.2 million at June 30, 2012. We had no short-term borrowings outstanding as of September 30, 2012 or June 30, 2012. Operating activities provided $9.5 million of cash in the first quarter ended September 30, 2012 compared to usage of $6.6 million of cash from operating activities in the first quarter ended September 30, 2011. During the first quarter ended September 30, 2012, we reinvested $5.5 million into capital investments for the future with the largest investments being made for manufacturing equipment in both segments. Kimball also paid $1.8 million in dividends in both of the three-month periods ended September 30, 2012 and September 30, 2011. Consistent with our historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During fiscal year 2013, we expect to continue to invest in capital expenditures prudently, particularly for projects including potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
At both September 30, 2012 and June 30, 2012, we had no short-term borrowings outstanding under our $100 million credit facility and no borrowings outstanding under any of our smaller foreign credit facilities described in more detail below. At September 30, 2012, we had $4.3 million in letters of credit against the $100 million credit facility leaving total availability to borrow of $95.7 million.
We maintain the $100 million credit facility with an expiration date in April 2013 that allows for both issuances of letters of credit and cash borrowings. The $100 million credit facility provides an option to increase the amount available for borrowing to $150 million at our request, subject to the consent of the participating banks. The $100 million credit facility requires us to comply with certain debt covenants, the most significant of which are the interest coverage ratio and minimum net worth. We were in compliance with the debt covenants during the first quarter ended September 30, 2012.
The table below compares the actual net worth and interest coverage ratio with the limits specified in the credit agreement.

Covenant	At or For the Period Ended September 30, 2012	Limit As Specified in Credit Agreement	Excess
Minimum Net Worth	$391,954,000	$362,000,000	$29,954,000
Interest Coverage Ratio	866.9	3.0	863.9
The Interest Coverage Ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.
In addition to the $100 million credit facility, Kimball can opt to utilize foreign credit facilities which are available to satisfy short-term cash needs at a specific foreign location rather than funding from intercompany sources. We maintain a foreign credit facility for our EMS segment operation in Thailand which is backed by the $100 million revolving credit facility. We have a credit facility for our EMS segment operation in Poland, which allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $7.7 million U.S. dollars at September 30, 2012 exchange rates). These foreign credit facilities can be canceled at any time by either the bank or us.
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient for fiscal year 2013 and the foreseeable future. One of Kimball's sources of funds has been our ability to generate cash from operations to meet our liquidity obligations, which could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our products, loss of key contract customers, the ability of Kimball to generate profits, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted. Another source of funds is the Company's credit facilities. The Company expects to renew or negotiate a new credit facility to replace the current $100 million credit facility prior to the April 2013 expiration. However, a new or negotiated renewal of the credit facility may be less favorable in terms of borrowing costs than the current facility due to the impact that the current economic conditions have had on borrowing in general. In addition, changing conditions in the credit markets, prohibitive costs, or other unforeseen circumstances could adversely impact the renewal or replacement of this credit facility. We have not borrowed on this credit facility since fiscal year 2011 and costs related to this credit facility have not been significant.
The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Fair Value
During the first quarter of fiscal year 2013, no level 1 or level 2 financial assets were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. The Company's foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
The Company currently holds non-marketable equity securities and stock warrants of a privately-held company. The investment in non-marketable equity securities is accounted for as a cost-method investment which carries the securities at cost. In the event of impairment, the valuation uses a probability-weighted Black-Scholes option pricing model. The stock warrants are classified as derivative instruments and are valued on a recurring basis using a market-based approach which utilizes a probability-weighted Black-Scholes option pricing model. The fair value measurements for stock warrants and non-marketable equity securities were calculated using unobservable inputs and were classified as level 3 financial assets. This investment in non-marketable securities had an immaterial impact on Kimball's consolidated financial position, results of operations, and cash flows for the first quarter of fiscal year 2013.
See Note 6 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball's summary of contractual obligations under the caption, "Contractual Obligations" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than standby letters of credit and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on Kimball's financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 4 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on standby letters of credit. Kimball does not have material exposures to trading activities of non-exchange traded contracts.
The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Critical Accounting Policies
Kimball's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. The Company's management overlays a fundamental philosophy of valuing its assets and liabilities in an appropriately conservative manner. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of our consolidated financial statements and are the policies that are most critical in the portrayal of our financial position and results of operations. Management has discussed these critical accounting policies and estimates with the Audit Committee of the Company's Board of Directors and with the Company's independent registered public accounting firm.
Revenue recognition - Kimball recognizes revenue when title and risk transfer to the customer, which under the terms and conditions of the sale may occur either at the time of shipment or when the product is delivered to the customer. Service revenue is recognized as services are rendered. Shipping and handling fees billed to customers are recorded as sales while the related shipping and handling costs are included in cost of goods sold. We recognize sales net of applicable sales tax.

•
Sales returns and allowances - At the time revenue is recognized certain provisions may also be recorded, including a provision for returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At September 30, 2012 and June 30, 2012, the reserve for returns and allowances was $2.4 million and $2.5 million, respectively. The returns and allowances reserve approximated 1% to 2% of gross trade receivables during the two-year period preceding September 30, 2012.

•
Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at September 30, 2012 and at June 30, 2012 was $1.2 million and $0.8 million, respectively. During the two-year period preceding September 30, 2012, this reserve had approximated 1% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 13% and 10% of consolidated inventories at September 30, 2012 and June 30, 2012, respectively, including approximately 84% and 78% of the Furniture segment inventories at September 30, 2012 and June 30, 2012, respectively. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on our balance sheet are adjusted for excess and obsolete inventory. In general, we purchase materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and has a general philosophy to only purchase materials to the extent covered by a written commitment from our customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. We may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
Self-insurance reserves - Kimball is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At September 30, 2012 and June 30, 2012, our accrued liabilities for self-insurance exposure were $4.5 million and $3.9 million, respectively.
Taxes - Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our deferred tax assets. If recovery is not likely, we provide a valuation allowance based on our best estimate of future taxable income in the various taxing jurisdictions and the amount of deferred taxes ultimately realizable. Future events could change management's assessment.
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.8 million at both September 30, 2012 and June 30, 2012.

New Accounting Standards
See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.

Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "estimates," "projects," "expects," "intends," "anticipates," "forecasts," and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, continuing impacts of the global economic conditions, significant volume reductions from key contract customers, significant reduction in customer order patterns, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in Kimball's internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. Kimball did not repurchase any shares under the repurchase program during the first quarter of fiscal year 2013. At September 30, 2012, two million shares remained available under the repurchase program.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 23, 2009)

11	Computation of Earnings (Loss) Per Share

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
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
November 1, 2012

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Executive Vice President, Chief Financial Officer
November 1, 2012

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 23, 2009)
11	Computation of Earnings (Loss) Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.