Form 10-Q
period 2012-12-31
KIMBALL INTERNATIONAL INC
filed 2013-02-04
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant's common stock as of January 17, 2013 was:
Class A Common Stock - 8,265,089 shares
Class B Common Stock - 29,814,849 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	December 31, 2012	June 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$88,091	$75,197
Receivables, net of allowances of $1,623 and $1,367, respectively	127,543	139,467
Inventories	137,306	117,681
Prepaid expenses and other current assets	38,511	44,636
Assets held for sale	1,709	1,709
Total current assets	393,160	378,690
Property and Equipment, net of accumulated depreciation of $366,592 and $357,808, respectively	188,853	186,099
Goodwill	2,529	2,480
Other Intangible Assets, net of accumulated amortization of $66,977 and $65,824, respectively	5,703	6,206
Other Assets	23,072	22,041
Total Assets	$613,317	$595,516

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$17	$14
Accounts payable	144,777	137,423
Dividends payable	1,862	1,843
Accrued expenses	46,305	48,460
Total current liabilities	192,961	187,740
Other Liabilities:
Long-term debt, less current maturities	268	273
Other	23,143	21,275
Total other liabilities	23,411	21,548
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 12,151,000 and 14,359,000, respectively	607	718
Class B - Shares authorized: 100,000,000 Shares issued: 30,873,000 and 28,666,000, respectively	1,544	1,433
Additional paid-in capital	1,627	635
Retained earnings	455,943	452,093
Accumulated other comprehensive loss	(1,195)	(4,963)
Less: Treasury stock, at cost:
Class A - 3,843,000 and 4,020,000 shares, respectively	(47,152)	(49,235)
Class B - 1,102,000 and 1,104,000 shares, respectively	(14,429)	(14,453)
Total Share Owners' Equity	396,945	386,228
Total Liabilities and Share Owners' Equity	$613,317	$595,516
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31		December 31
	2012	2011	2012	2011
Net Sales	$295,136	$296,904	$583,326	$567,539
Cost of Sales	239,979	242,584	472,964	466,249
Gross Profit	55,157	54,320	110,362	101,290
Selling and Administrative Expenses	49,006	48,597	97,244	94,565
Restructuring Expense	31	1,480	91	1,593
Operating Income	6,120	4,243	13,027	5,132
Other Income (Expense):
Interest income	121	100	231	220
Interest expense	(8)	(7)	(15)	(16)
Non-operating income (expense), net	(1,470)	1,349	(1,286)	36
Other income (expense), net	(1,357)	1,442	(1,070)	240
Income Before Taxes on Income	4,763	5,685	11,957	5,372
Provision for Income Taxes	584	2,488	2,817	2,321
Net Income	$4,179	$3,197	$9,140	$3,051

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.11	$0.08	$0.23	$0.07
Class B	$0.11	$0.09	$0.24	$0.08
Diluted Earnings Per Share:
Class A	$0.11	$0.08	$0.22	$0.07
Class B	$0.11	$0.09	$0.24	$0.08

Dividends Per Share of Common Stock:
Class A	$0.045	$0.045	$0.090	$0.090
Class B	$0.050	$0.050	$0.100	$0.100

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	38,077	37,891	38,047	37,863
Diluted	38,295	37,979	38,469	37,973
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	December 31, 2012			December 31, 2011
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$4,179			$3,197
Other comprehensive income (loss):
Foreign currency translation adjustments	$2,013	$(120)	$1,893	$(2,971)	$(191)	$(3,162)
Postemployment severance actuarial change	282	(112)	170	387	(155)	232
Derivative gain (loss)	(106)	39	(67)	240	(39)	201
Reclassification to (earnings) loss:
Derivatives	(707)	186	(521)	752	(232)	520
Amortization of prior service costs	72	(29)	43	72	(29)	43
Amortization of actuarial change	80	(32)	48	243	(97)	146
Other comprehensive income (loss)	$1,634	$(68)	$1,566	$(1,277)	$(743)	$(2,020)
Total comprehensive income			$5,745			$1,177

	Six Months Ended			Six Months Ended
	December 31, 2012			December 31, 2011
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$9,140			$3,051
Other comprehensive income (loss):
Foreign currency translation adjustments	$3,120	$(187)	$2,933	$(8,525)	$2,016	$(6,509)
Postemployment severance actuarial change	696	(277)	419	1,027	(409)	618
Derivative gain (loss)	1,295	(322)	973	(2,200)	819	(1,381)
Reclassification to (earnings) loss:
Foreign currency translation adjustments	—	—	—	(493)	—	(493)
Derivatives	(967)	221	(746)	716	(189)	527
Amortization of prior service costs	143	(57)	86	143	(57)	86
Amortization of actuarial change	172	(69)	103	503	(201)	302
Other comprehensive income (loss)	$4,459	$(691)	$3,768	$(8,829)	$1,979	$(6,850)
Total comprehensive income (loss)			$12,908			$(3,799)
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Six Months Ended
	December 31
	2012	2011
Cash Flows From Operating Activities:
Net income	$9,140	$3,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,143	15,548
(Gain) loss on sales of assets	(26)	90
Restructuring	—	15
Deferred income tax and other deferred charges	(1,448)	757
Stock-based compensation	2,176	566
Excess tax benefits from stock-based compensation	(567)	(42)
Other, net	2,039	525
Change in operating assets and liabilities:
Receivables	13,021	(7,747)
Inventories	(18,776)	10,585
Prepaid expenses and other current assets	6,601	2,159
Accounts payable	4,438	(5,955)
Accrued expenses	(1,779)	(18,367)
Net cash provided by operating activities	29,962	1,185
Cash Flows From Investing Activities:
Capital expenditures	(13,337)	(16,760)
Proceeds from sales of assets	293	2,058
Purchases of capitalized software	(627)	(723)
Other, net	277	45
Net cash used for investing activities	(13,394)	(15,380)
Cash Flows From Financing Activities:
Payments on long-term debt	(2)	(11)
Dividends paid to Share Owners	(3,705)	(3,677)
Excess tax benefits from stock-based compensation	567	42
Repurchase of employee shares for tax withholding	(870)	(320)
Net cash used for financing activities	(4,010)	(3,966)
Effect of Exchange Rate Change on Cash and Cash Equivalents	336	(1,651)
Net Increase (Decrease) in Cash and Cash Equivalents	12,894	(19,812)
Cash and Cash Equivalents at Beginning of Period	75,197	51,409
Cash and Cash Equivalents at End of Period	$88,091	$31,597
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$883	$1,063
Interest expense	$29	$31
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
Non-operating Income (Expense), net:
The non-operating income (expense), net line item includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on Supplemental Employee Retirement Plan (SERP) investments, investment gain or loss, non-production rent income, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain (loss) on SERP investments is exactly offset by a change in the SERP liability that is recognized in selling and administrative expenses.
Components of Non-operating income (expense), net:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2012	2011	2012	2011
Foreign Currency/Derivative Gain (Loss)	$(124)	$378	$(516)	$1,152
Gain (Loss) on Supplemental Employee Retirement Plan Investments	283	1,087	986	(875)
Impairment Loss on Privately-Held Investment	(735)	—	(735)	—
Loss on Stock Warrants	(751)	(11)	(752)	(41)
Other	(143)	(105)	(269)	(200)
Non-operating income (expense), net	$(1,470)	$1,349	$(1,286)	$36
 Income Taxes:
In determining the quarterly provision for income taxes, Kimball uses an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.

Our effective tax rate was 12.3% and 23.6%, respectively, for the three and six months ended December 31, 2012, as compared to 43.8% and 43.2%, respectively, for the three and six months ended December 31, 2011. The effective tax rate was favorably impacted by earnings in foreign jurisdictions which have a lower statutory tax rate than the U.S. in both the three and six months ended December 31, 2012. The effective tax rate for the three and six months ended December 31, 2011 included unfavorable net tax accrual adjustments of $0.4 million and $0.6 million, respectively.

New Accounting Standard:
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

Note 2. Inventories
Inventory components were as follows:

(Amounts in Thousands)	December 31, 2012	June 30, 2012
Finished products	$39,783	$26,552
Work-in-process	13,241	12,582
Raw materials	96,693	91,105
Total FIFO inventory	$149,717	$130,239
LIFO reserve	(12,411)	(12,558)
Total inventory	$137,306	$117,681
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. LIFO inventory liquidations during the three and six month periods ended December 31, 2012 were immaterial. During the three and six month periods ended December 31, 2011, LIFO inventory liquidations increased net income by, in thousands, $264 and $280, respectively.

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

	Three Months Ended				Six Months Ended
	December 31				December 31
(Amounts in Thousands)	2012		2011		2012		2011
Net Sales:
Electronic Manufacturing Services	$164,181		$148,112		$328,356		$290,940
Furniture	130,955		148,792		254,970		276,599
Consolidated	$295,136		$296,904		$583,326		$567,539
Net Income (Loss):
Electronic Manufacturing Services	$3,932		$315		$7,215		$(788)
Furniture	1,504		3,438		3,172		4,613
Unallocated Corporate and Eliminations	(1,257)		(556)		(1,247)		(774)
Consolidated	$4,179	(1)	$3,197	(2)	$9,140	(1)	$3,051	(2)

(1)
Net Income (Loss) included after-tax restructuring charges, in thousands, of $19 and $55 in the three and six months ended December 31, 2012, respectively. The EMS segment recorded, in the three and six months ended December 31, 2012, in thousands, $18 and $57 of after-tax restructuring charges, respectively, with the negligible remaining amount recorded in Unallocated Corporate and Eliminations. The Furniture segment did not record restructuring during the three and six months ended December 31, 2012. See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

(2)
Net Income (Loss) included after-tax restructuring charges, in thousands, of $890 and $958 in the three and six months ended December 31, 2011, respectively. The EMS segment recorded, in the three and six months ended December 31, 2011, in thousands, $874 and $931 of after-tax restructuring charges, respectively. Unallocated Corporate and Eliminations recorded, in the three and six months ended December 31, 2011, in thousands, $16 and $27 of after-tax restructuring charges, respectively. The Furniture segment did not record restructuring during the three and six months ended December 31, 2011. See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

(Amounts in Thousands)	December 31, 2012	June 30, 2012
Total Assets:
Electronic Manufacturing Services	$338,353	$332,115
Furniture	183,933	183,415
Unallocated Corporate and Eliminations	91,031	79,986
Consolidated	$613,317	$595,516

Note 4. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of Kimball's failure to pay its obligations to a beneficiary. As of December 31, 2012, we had a maximum financial exposure from unused standby letters of credit totaling $4.3 million. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of December 31, 2012 with respect to the standby letters of credit. Kimball also enters into commercial letters of credit to facilitate payments to vendors and from customers.
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the six months ended December 31, 2012 and 2011 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2012	2011
Product Warranty Liability at the beginning of the period	$2,251	$2,109
Additions to warranty accrual (including changes in estimates)	511	285
Settlements made (in cash or in kind)	(441)	(494)
Product Warranty Liability at the end of the period	$2,321	$1,900

Note 5. Restructuring Expense
We recognized an immaterial amount of pre-tax restructuring charges in the second quarter and year-to-date periods of fiscal year 2013, which was primarily related to the EMS Fremont and Gaylord restructuring plans. These plans were substantially completed prior to fiscal year 2013 but continue to incur miscellaneous exit costs related the facility closures. We do not expect these plans to have a significant amount of restructuring charges in the future.
During the second quarter and year-to-date periods of fiscal year 2012, we recognized $1.5 million and $1.6 million of pre-tax restructuring charges, respectively. Second quarter and fiscal year-to-date 2012 charges primarily included plant closure charges related to the EMS Fremont restructuring plan, and employee transition and plant closure expenses related to the EMS European Consolidation Plan which was completed in fiscal year 2012.
Restructuring charges are included in the Restructuring Expense line item of our Condensed Consolidated Statements of Income.
Accrued restructuring at December 31, 2012 and June 30, 2012 of $0.2 million and $0.3 million, respectively, was recorded in current liabilities. Accrued restructuring is related to the remaining lease payments due for the EMS Fremont facility.
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the six months ended December 31, 2012. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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
Market - Based on a probability-weighted Black-Scholes option pricing model with the following inputs (level 3 input values indicated in parenthesis): risk-free interest rate (0.14%), historical stock price volatility (103.8%) and weighted average expected term (6 months). Enterprise value was estimated using a discounted cash flow calculation.

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

Recurring Fair Value Measurements:
As of December 31, 2012 and June 30, 2012, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	December 31, 2012
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$57,000	$—	$—	$57,000
Derivatives: Foreign exchange contracts	—	1,054	—	1,054
Derivatives: Stock warrants	—	—	158	158
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	18,356	—	—	18,356
Total assets at fair value	$75,356	$1,054	$158	$76,568
Liabilities
Derivatives: Foreign exchange contracts	$—	$1,350	$—	$1,350
Total liabilities at fair value	$—	$1,350	$—	$1,350

	June 30, 2012
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivatives: Foreign exchange contracts	$—	$2,278	$—	$2,278
Derivatives: Stock warrants	—	—	911	911
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	16,922	—	—	16,922
Total assets at fair value	$16,922	$2,278	$911	$20,111
Liabilities
Derivatives: Foreign exchange contracts	$—	$799	$—	$799
Total liabilities at fair value	$—	$799	$—	$799
Kimball currently holds non-marketable equity securities and stock warrants of a privately-held company. The investment in non-marketable equity securities is accounted for as a cost-method investment and is described in the Financial Instruments Not Carried At Fair Value section that follows. During the second quarter of fiscal year 2013, we identified certain events and changes in circumstances that had a significant adverse effect on the fair value of the investment in the privately-held company. As a result, the equity securities were revalued, resulting in an impairment loss of $0.7 million on the equity securities and a $0.8 million derivative loss on the stock warrants during the quarter.
No purchases or sales of Level 3 assets occurred during the six months ended December 31, 2012 and 2011.
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
Non-Recurring Fair Value Measurements:
As referred to above, our investment in non-marketable equity securities of a privately-held company was revalued during the second quarter of fiscal year 2013, resulting in an impairment loss. The investment in non-marketable equity securities is accounted for as a cost-method investment and is described in the Financial Instruments Not Carried At Fair Value section that follows.

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

For the impairment recognized in the second quarter of 2013, the valuation was based on a probability-weighted Black-Scholes option pricing model with the following inputs (level 3 input values indicated in parenthesis): risk-free interest rate (0.14%), historical stock price volatility (103.8%) and weighted average expected term (6 months). Enterprise value was estimated using a discounted cash flow calculation.

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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of December 31, 2012, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $23.9 million and to hedge currencies against the Euro in the aggregate notional amount of 40.7 million EUR. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of December 31, 2012, we estimate that $0.4 million of pre-tax derivative gains deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both December 31, 2012 and June 30, 2012.

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
During the second quarter of fiscal year 2013, we identified certain events and changes in circumstances that had a significant adverse effect on the fair value of the common stock warrants. As a result, the warrants were revalued, resulting in a $0.8 million derivative loss on the stock warrants during the quarter. Gains and losses on the revaluation of stock warrants are recognized in the Non-operating income (expense), net line item on the Condensed Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
(Amounts in Thousands)		Fair Value As of			Fair Value As of
	Balance Sheet Location	December 31, 2012	June 30, 2012	Balance Sheet Location	December 31, 2012	June 30, 2012
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,054	$1,058	Accrued expenses	$551	$799

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	1,220	Accrued expenses	799	—
Stock warrants	Other assets (long-term)	158	911
Total derivatives		$1,212	$3,189		$1,350	$799

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2012	2011	2012	2011
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$(106)	$240	$1,295	$(2,200)

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Six Months Ended
(Amounts in Thousands)		December 31		December 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2012	2011	2012	2011
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$814	$(797)	$1,169	$(833)
Foreign exchange contracts	Non-operating income (expense)	(107)	45	(199)	117
Total		$707	$(752)	$970	$(716)

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$—	$—	$(3)	$—

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(365)	$814	$(561)	$2,109
Stock warrants	Non-operating income (expense)	(751)	(11)	(752)	(41)
Total		$(1,116)	$803	$(1,313)	$2,068

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(409)	$51	$(346)	$1,352

Note 8. Investments
Non-marketable Equity Securities:
Kimball currently holds non-marketable equity securities of a privately-held company. During the second quarter of fiscal year 2013, we identified certain events and changes in circumstances that had a significant adverse effect on the fair value of this investment. As a result, the equity securities were revalued and we recorded a $0.7 million impairment loss during the quarter. The equity securities had a carrying value of $0.4 million and $1.1 million as of December 31, 2012 and June 30, 2012, respectively.
The non-marketable equity securities are included in the Other Assets line of the Condensed Consolidated Balance Sheets. See Note 6 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities. The investment does not rise to the level of a material variable interest or a controlling interest in the privately-held company which would require consolidation.

Supplemental Employee Retirement Plan Investments:
Kimball maintains a self-directed supplemental employee retirement plan (SERP) for executive employees. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and exactly offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains (losses) for the six months ended December 31, 2012 and 2011 was, in thousands, $446, and $(1,207), respectively. SERP asset and liability balances were as follows:

(Amounts in Thousands)	December 31 2012	June 30 2012
SERP investment - current asset	$6,466	$5,899
SERP investment - other long-term asset	11,890	11,023
Total SERP investment	$18,356	$16,922

SERP obligation - current liability	$6,466	$5,899
SERP obligation - other long-term liability	11,890	11,023
Total SERP obligation	$18,356	$16,922

Note 9. Assets Held for Sale
At both December 31, 2012 and June 30, 2012, in thousands, assets totaling $1,709 were classified as held for sale and consisted of $588 for a facility and land related to the Gaylord, Michigan exited operation within the EMS segment and $1,121 for an idle Furniture segment manufacturing facility and land located in Jasper, Indiana. The Gaylord, Michigan facility and land were reported as unallocated corporate assets for segment reporting purposes. The idle Jasper, Indiana manufacturing facility and land were reported as Furniture segment assets for segment reporting purposes.

Note 10. Postemployment Benefits
Kimball maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2012	2011	2012	2011
Service cost	$192	$199	$392	$405
Interest cost	48	50	98	101
Amortization of prior service costs	72	72	143	143
Amortization of actuarial (gain) loss	80	243	172	503
Net periodic benefit cost	$392	$564	$805	$1,152

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
We are involved with VIEs consisting of an investment in common stock and stock warrants of a privately-held company, a note receivable related to the sale of an Indiana facility, and notes receivable resulting from loans provided to an electronics engineering services firm. Kimball also has a business development cooperation agreement with the electronic engineering services firm. For information related to our investment in the privately-held company, see Note 8 - Investments and Note 7 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements. The combined carrying value of the notes receivable was $2.3 million and $2.6 million as of December 31, 2012 and June 30, 2012, respectively, with no reserve, and with the short-term portion recorded on the Receivables line and the long-term portion recorded on the Other Assets line of our Condensed Consolidated Balance Sheet.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investments and notes receivable. Kimball did not provide additional financial support to the VIEs during the quarter ended December 31, 2012.

Note 13. Credit Quality and Allowance for Credit Losses of Notes Receivable

Kimball monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. We hold collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of December 31, 2012 and June 30, 2012, there were no material past due outstanding notes receivable.

	As of December 31, 2012			As of June 30, 2012
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,411	$—	$1,411	$1,409	$—	$1,409
Notes Receivable from an Electronics Engineering Services Firm	876	—	876	1,221	—	1,221
Other Notes Receivable	193	160	33	322	214	108
Total	$2,480	$160	$2,320	$2,952	$214	$2,738

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
Volatility in the macroeconomic environment and mixed signals from key economic indicators continue to drive uncertainty. The European debt crisis and the looming U.S. debt ceiling and potential spending cuts are also weighing on the economy. The uncertainty has the tendency to cause disruption in business strategy, execution, and timing in many of the markets in which we compete.
Various EMS industry reports project growth of 5% to 12% for calendar year 2013 over calendar year 2012. Kimball's focus is on the four key vertical markets of medical, automotive, industrial, and public safety within our EMS segment. Our EMS segment's overall sense is that of moderate growth, but with mixed demand. The automotive end market is benefiting from relative strength in the U.S. market and an uptick in the Chinese automotive market, while demand in other geographies such as Europe continues to be less certain due to the impact of the European debt crisis. The industrial market demand is improving but continues to reflect a lower demand for heating, cooling, and ventilation (HVAC) products than historical levels.  Demand in the medical and public safety markets remains stable.
As of November 2012, the Business and Institutional Furniture Manufacturer Association (BIFMA) forecasted a year-over-year increase in the office furniture industry for calendar year 2013 of 4%. The hospitality furniture market forecasts (November 2012 PricewaterhouseCoopers LLP report and December 2012 PKF Hospitality Research report) project an increase in occupancy rates of 1.0% and an increase in RevPAR (Revenue Per Available Room) of 5% to 6% for calendar year 2013.
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

We continued to maintain a strong balance sheet as of December 31, 2012, which included minimal long-term debt of $0.3 million and Share Owners' equity of $396.9 million. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, was $158.8 million at December 31, 2012.
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
Financial Overview - Consolidated
Second quarter fiscal year 2013 consolidated net sales were $295.1 million compared to second quarter fiscal year 2012 net sales of $296.9 million, a 1% decrease, driven by a net sales decrease in the Furniture segment of 12% which more than offset a net sales increase in the EMS segment of 11%. In the second quarter of fiscal year 2013 Kimball recorded net income of $4.2 million, or $0.11 per Class B diluted share, compared to net income of $3.2 million, or $0.09 per Class B diluted share in the second quarter of fiscal year 2012, inclusive of $0.9 million, or $0.02 per Class B diluted share, of after-tax restructuring charges primarily related to the EMS segment European consolidation plan.
Net sales for the six-month period ended December 31, 2012 of $583.3 million increased 3% from net sales of $567.5 million for the same period of the prior fiscal year resulting from a 13% net sales increase in the EMS segment which more than offset an 8% net sales decrease in the Furniture segment. Net income for the six-month period ended December 31, 2012 totaled $9.1 million, or $0.24 per Class B diluted share. Net income for the six-month period ended December 31, 2011 totaled $3.1 million, or $0.08 per Class B diluted share, inclusive of $1.0 million, or $0.03 per Class B diluted share, of after-tax restructuring charges primarily related to the EMS segment European consolidation plan.
Consolidated gross profit as a percent of net sales increased to 18.7% for the second quarter of fiscal year 2013 from 18.3% for the second quarter of fiscal year 2012. For the year-to-date period of fiscal year 2013, gross profit as a percent of net sales improved to 18.9% compared to 17.8% for the year-to-date period of fiscal year 2012. The consolidated gross margin improvement for the second quarter and year-to-date period of fiscal year 2013 was driven by margin improvement in both the EMS and Furniture segments. The margin improvement within the segments was partially offset by a shift in sales mix (as depicted in the table below) toward the EMS segment which operates at a lower gross profit percentage than the Furniture segment. Gross profit is discussed in more detail in the following segment discussions.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2012	2011	2012	2011
EMS segment net sales as % of total	56%	50%	56%	51%
Furniture segment net sales as % of total	44%	50%	44%	49%
Second quarter fiscal year 2013 consolidated selling and administrative expenses increased 1% in absolute dollars and increased 0.2 percentage points as a percent of net sales compared to the second quarter of fiscal year 2012. Second quarter fiscal year 2013 increased consolidated incentive compensation costs and higher salary expenses were partially offset by lower Furniture segment sales and marketing expenses and lower Furniture segment commission expense. In addition, during the second quarters of fiscal year 2013 and 2012, we recorded expense of $0.3 million and $1.1 million, respectively, related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (SERP) liability. The result was a favorable variance within selling and administrative expenses of $0.8 million. The impact from the increase in the SERP liability that was recognized in selling and administrative expenses was exactly offset by a gain on the SERP investment for which the revaluation was recorded in Other Income (Expense), and thus there was no effect on net income. Employee contributions comprise approximately 90% of the SERP investment.
Consolidated selling and administrative expenses for the first six months of fiscal year 2013 increased 3% in absolute dollars and were flat as a percent of net sales compared to the first six months of fiscal year 2012. During the year-to-date periods of fiscal year 2013 and 2012, the Company recorded $1.0 million expense and $0.9 million income, respectively, related to the normal revaluation to fair value of its SERP liability. The result was an unfavorable variance in selling and administrative expenses of $1.9 million. Compared to the year-to-date period of fiscal year 2012, the selling and administrative expenses for the first six months of fiscal year 2013 were also impacted by increased consolidated incentive compensation costs which were offset by lower Furniture segment sales and marketing expenses and lower Furniture segment commission expense.
Other Income (Expense) consisted of the following:

Other Income (Expense)	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2012	2011	2012	2011
Interest Income	$121	$100	$231	$220
Interest Expense	(8)	(7)	(15)	(16)
Foreign Currency/Derivative Gain (Loss)	(124)	378	(516)	1,152
Gain (Loss) on Supplemental Employee Retirement Plan Investments	283	1,087	986	(875)
Impairment Loss on Privately-Held Investment	(735)	—	(735)	—
Loss on Stock Warrants	(751)	(11)	(752)	(41)
Other	(143)	(105)	(269)	(200)
Other Income (Expense), net	$(1,357)	$1,442	$(1,070)	$240
The impairment loss on privately-held investment and the loss on stock warrants listed in the table above both relate to the Company's investment in one privately-held company. See the Note 7 - Derivative Instruments and Note 8 - Investments of Notes to the Consolidated Financial Statements for more detailed information.
The fiscal year 2013 year-to-date effective tax rate of 23.6% was favorably impacted by earnings in foreign jurisdictions which have lower statutory tax rates than the U.S. The fiscal year 2012 year-to-date effective tax rate was 43.2% which was higher than the statutory rate primarily due to unfavorable net tax accrual adjustments of $0.6 million, none of which were individually significant.
Comparing the balance sheet as of December 31, 2012 to June 30, 2012, our accounts receivable balance decreased due to improved collections within the Furniture segment coupled with the timing of net sales during the quarter. Our inventory balance increased primarily to support projected higher sales levels at select business units and to support normal planned variations in production schedules at this time of the year. Our accounts payable balance increased primarily in conjunction with the higher inventory levels.

Electronic Manufacturing Services Segment
EMS segment results follow:

	At or for the Three Months Ended			For the Six Months Ended
	December 31			December 31
(Amounts in Millions)	2012	2011	% Change	2012	2011	% Change
Net Sales	$164.2	$148.1	11%	$328.4	$290.9	13%
Operating Income (Loss)	$5.0	$0.2	2,120%	$10.0	$(2.0)	594%
Operating Income (Loss) %	3.0%	0.2%		3.1%	(0.7)%
Net Income (Loss)	$3.9	$0.3	1,148%	$7.2	$(0.8)	1,016%
Restructuring Expense, net of tax	$—	$0.9	(98)%	$0.1	$0.9	(94)%
Open Orders	$180.8	$170.3	6%
Second quarter and year-to-date fiscal year 2013 EMS segment net sales to customers in the automotive, industrial, and public safety industries increased compared to the second quarter and year-to-date periods of fiscal year 2012 which more than offset a decline in net sales to customers in the medical industry. Open orders for our EMS products were up 6% as of December 31, 2012 compared to December 31, 2011. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of the EMS segment's business.
Second quarter and year-to-date fiscal year 2013 EMS segment gross profit as a percent of net sales improved 2.1 and 2.8 percentage points when compared to the second quarter and year-to-date periods of fiscal year 2012, respectively. The improvement in gross profit as a percent of net sales was primarily the result of leverage gained on higher revenue as well as benefits gained from global purchasing efforts and operating efficiencies related to continuous improvement initiatives. EMS segment gross profit was also favorably impacted in the current fiscal year by the benefits realized from restructuring activities in which two facilities were closed during the second quarter of fiscal year 2012. EMS segment gross profit was unfavorably impacted as the Company recorded a $1.1 million inventory reserve in the second quarter of fiscal year 2013 relating to a customer that notified us they are going out of business.  Sales to this customer were immaterial.
EMS segment selling and administrative expenses in the second quarter and year-to-date period ended December 31, 2012 compared to the same periods ended December 31, 2011 increased 12% and 7% in absolute dollars, respectively, primarily due to increased incentive compensation costs related to the significant improvement in segment earnings. As a percent of net sales, selling and administrative costs in the EMS segment increased 0.1 percentage point for the second quarter of fiscal year 2013 compared to 2012 and declined 0.4 percentage points for the year-to-date period of fiscal year 2013 compared to 2012.
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
EMS segment Other Income (Expense) for the second quarter and first half of fiscal year 2013 totaled expense of $0.4 million and $1.0 million, respectively, compared to income of $0.3 million and $0.7 million recorded during the second quarter and first half of fiscal year 2012. The variance in Other Income (Expense) was primarily related to net foreign currency exchange movement.
The nature of the electronic manufacturing services industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures.
Risk factors within the EMS segment include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their electronics manufacturing. The continuing success of this segment is dependent upon our ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on the Company's performance are contained in Kimball's Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Furniture Segment
Furniture segment results follow:

	At or for the Three Months Ended			For the Six Months Ended
	December 31			December 31
(Amounts in Millions)	2012	2011	% Change	2012	2011	% Change
Net Sales	$131.0	$148.8	(12)%	$255.0	$276.6	(8)%
Operating Income	$1.9	$5.4	(64)%	$4.7	$7.2	(34)%
Operating Income %	1.5%	3.6%		1.9%	2.6%
Net Income	$1.5	$3.4	(56)%	$3.2	$4.6	(31)%
Open Orders	$77.9	$85.9	(9)%
The net sales decline in the Furniture segment for the second quarter and year-to-date period of fiscal year 2013 compared to the same periods of fiscal year 2012 was driven by decreased net sales of both hospitality furniture and office furniture. The lower hospitality furniture net sales were due to two unusually large orders which began shipping in the second quarter of fiscal year 2012. The decrease in office furniture net sales during the second quarter and year-to-date period of fiscal year 2013 was due to decreased sales volumes which more than offset the positive impact of select price increases. The largest driver of the decreased office furniture sales volumes was lower sales to the federal government. Net sales of newly introduced office furniture products which have been sold for less than twelve months approximated $1.9 million and $4.3 million for the second quarter and year-to-date period ended December 31, 2012, respectively. Open orders for furniture products at December 31, 2012 decreased 9% when compared to the open order level as of December 31, 2011 as open orders declined for hospitality furniture which more than offset an increase in open orders for office furniture. The decline in hospitality orders was a result of elevated open order levels as of December 31, 2011 for two large contract projects in process at that time. Open orders at a point in time may not be indicative of future sales trends.
Furniture segment gross profit as a percent of net sales increased 0.7 percentage points and 1.1 percentage points in the second quarter and year-to-date periods of fiscal year 2013, respectively, when compared to same periods of fiscal year 2012. The gross profit improvement was driven by sales price increases on select product and lower commodity costs, which were partially offset by the loss of leverage due to lower sales volumes.
Second quarter and year-to-date fiscal year 2013 Furniture segment selling and administrative expenses increased as a percent of net sales on the lower sales volumes, but selling and administrative expenses decreased 1% in absolute dollars in both periods compared to the second quarter and year-to-date periods of fiscal year 2012 as lower sales and marketing costs and lower commission costs due to the decline in revenue were partially offset by higher incentive compensation costs.
Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, financial stability of customers and suppliers, supply chain cost pressures, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are contained in Kimball's Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Liquidity and Capital Resources
Working capital at December 31, 2012 was $200.2 million compared to working capital of $191.0 million at June 30, 2012. The current ratio was 2.0 at both December 31, 2012 and June 30, 2012.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (DSO), for the six-month period ended December 31, 2012 was 44.1 days as compared to 46.9 days for the six-month period ended December 31, 2011. Our DSO improvement was primarily due to a shift in payment practices by three large customers in the latter half of fiscal year 2012 in the EMS segment and improved collections within the Furniture segment. We define DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. Our Production Days Supply on Hand (PDSOH) of inventory measure for the six-month period ended December 31, 2012 decreased to 57.1 days from 61.9 days for the six-month period ended December 31, 2011. The improved PDSOH resulted from ongoing successful EMS inventory reduction initiatives and the elimination of excess inventory related to the EMS facility consolidation plans in the prior year period. We define PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.
Kimball's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, declined to $158.8 million at December 31, 2012 compared to $170.9 million at June 30, 2012 as a result of the lower borrowing limit on the amended credit facility as explained in greater detail below.
Our cash and cash equivalents position increased to $88.1 million at December 31, 2012 from $75.2 million at June 30, 2012. We had no short-term borrowings outstanding as of December 31, 2012 or June 30, 2012. Operating activities provided $30.0 million of cash in the six-month period ended December 31, 2012 compared to $1.2 million in the six-month period ended December 31, 2011. During the six-month period ended December 31, 2012, we reinvested $14.0 million into capital investments for the future with the largest investments being made for manufacturing equipment in both segments. Kimball also paid $3.7 million in dividends in both of the six-month periods ended December 31, 2012 and December 31, 2011. Consistent with our historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During fiscal year 2013, we expect to continue to invest in capital expenditures prudently, particularly for projects including potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
During the second quarter of fiscal year 2013, Kimball entered into a credit agreement which amended, restated, and extended the Company's existing five-year credit facility, which was scheduled to mature April 23, 2013. The Company elected to decrease the borrowing limit to $75 million from the $100 million under the previous agreement. The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under this Credit Facility will be sufficient for the foreseeable future.
At both December 31, 2012 and June 30, 2012, we had no short-term borrowings outstanding under either credit facility and no borrowings outstanding under any of our smaller foreign credit facilities described in more detail below. At December 31, 2012, we had $4.3 million in letters of credit against the $75 million credit facility leaving total availability to borrow of $70.7 million.
The $75 million credit facility has a maturity date of December 18, 2017, and this credit facility allows for both issuances of letters of credit and cash borrowings. The $75 million credit facility provides an option to increase the amount available for borrowing to $115 million at our request, subject to the consent of the participating banks. The $75 million credit facility requires us to comply with certain debt covenants, the most significant of which are the ratio of consolidated indebtedness to consolidated EBITDA (debt to EBITDA) and minimum net worth (excluding accumulated other comprehensive income). We were in compliance with the respective debt covenants of each credit facility during the six-month period ended December 31, 2012.
The table below compares the actual net worth and debt to EBITDA ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	December 31, 2012	Credit Agreement	Excess
Minimum Net Worth	$398,141,000	$362,000,000	$36,141,000
Debt to EBITDA Ratio	0.08	3.00	2.92
The debt to EBITDA ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.
In addition to the $75 million credit facility, Kimball can opt to utilize foreign credit facilities which are available to satisfy short-term cash needs at a specific foreign location rather than funding from intercompany sources. We maintain a foreign credit facility for our EMS segment operation in Thailand which is backed by the $75 million revolving credit facility. We have a credit facility for our EMS segment operation in Poland, which allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $7.9 million U.S. dollars at December 31, 2012 exchange rates). These foreign credit facilities can be canceled at any time by either the bank or us.
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

Fair Value
During the second quarter of fiscal year 2013, no level 1 or level 2 financial assets were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. The Company's foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
Kimball currently holds non-marketable equity securities and stock warrants of a privately-held company. During the second quarter of fiscal year 2013, we identified certain events and changes in circumstances that had a significant adverse effect on the fair value of the investments in the privately-held company. As a result, the equity securities were revalued, resulting in an impairment loss of $0.7 million on the equity securities and a $0.8 million derivative loss on the stock warrants during the quarter.
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

•
Sales returns and allowances - At the time revenue is recognized certain provisions may also be recorded, including a provision for returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At December 31, 2012 and June 30, 2012, the reserve for returns and allowances was $2.1 million and $2.5 million, respectively. The returns and allowances reserve approximated 1% to 2% of gross trade receivables during the two-year period preceding December 31, 2012.

•
Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at December 31, 2012 and at June 30, 2012 was $1.2 million and $0.8 million, respectively. During the two-year period preceding December 31, 2012, this reserve had approximated 1% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 15% and 10% of consolidated inventories at December 31, 2012 and June 30, 2012, respectively, including approximately 87% and 78% of the Furniture segment inventories at December 31, 2012 and June 30, 2012, respectively. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on our balance sheet are adjusted for excess and obsolete inventory. In general, we purchase materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and we have a general philosophy to only purchase materials to the extent covered by a written commitment from our customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. We may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
Self-insurance reserves - Kimball is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At December 31, 2012 and June 30, 2012, our accrued liabilities for self-insurance exposure were $4.3 million and $3.9 million, respectively.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.8 million at both December 31, 2012 and June 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Kimball currently holds non-marketable equity securities and stock warrants of a privately-held company. During the second quarter of fiscal year 2013, we identified certain events and changes in circumstances that had a significant adverse effect on the fair value of the investments in the privately-held company. As a result, the equity securities were revalued, resulting in an impairment loss of $0.7 million on the equity securities and a $0.8 million derivative loss on the stock warrants during the quarter. The non-marketable equity investment had a carrying amount of $0.4 million and $1.1 million as of December 31, 2012 and June 30, 2012, respectively, and the stock warrants had a carrying amount of $0.2 million and $0.9 million as of December 31, 2012 and June 30, 2012, respectively.
There have been no other material changes to market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in Kimball's internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. Kimball did not repurchase any shares under the repurchase program during the second quarter of fiscal year 2013. At December 31, 2012, two million shares remained available under the repurchase program.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 23, 2009)

10(a)
Amended and Restated Credit Agreement, dated as of December 18, 2012, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A. as Agent and Letter of Credit Issuer (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 20, 2012)

10(b)	Supplemental Employee Retirement Plan (2012 Revision) (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 29, 2012)

11	Computation of Earnings Per Share

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
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
February 4, 2013

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Executive Vice President, Chief Financial Officer
February 4, 2013

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed October 23, 2009)
10(a)
Amended and Restated Credit Agreement, dated as of December 18, 2012, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Agent and Letter of Credit Issuer (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 20, 2012)

10(b)	Supplemental Employee Retirement Plan (2012 Revision) (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 29, 2012)
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.