Form 10-Q
period 2013-03-31
KIMBALL INTERNATIONAL INC
filed 2013-05-02
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant's common stock as of April 18, 2013 was:
Class A Common Stock - 8,206,507 shares
Class B Common Stock - 29,873,431 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	March 31, 2013	June 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$90,268	$75,197
Receivables, net of allowances of $2,246 and $1,367, respectively	144,611	139,467
Inventories	128,205	117,681
Prepaid expenses and other current assets	41,179	44,636
Assets held for sale	1,709	1,709
Total current assets	405,972	378,690
Property and Equipment, net of accumulated depreciation of $366,148 and $357,808, respectively	187,096	186,099
Goodwill	2,494	2,480
Other Intangible Assets, net of accumulated amortization of $61,787 and $65,824, respectively	5,439	6,206
Other Assets	25,130	22,041
Total Assets	$626,131	$595,516

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$23	$14
Accounts payable	146,587	137,423
Borrowings under credit facilities	1,286	—
Dividends payable	1,863	1,843
Accrued expenses	53,108	48,460
Total current liabilities	202,867	187,740
Other Liabilities:
Long-term debt, less current maturities	296	273
Other	24,039	21,275
Total other liabilities	24,335	21,548
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 12,052,000 and 14,359,000, respectively	602	718
Class B - Shares authorized: 100,000,000 Shares issued: 30,972,000 and 28,666,000, respectively	1,549	1,433
Additional paid-in capital	2,827	635
Retained earnings	457,759	452,093
Accumulated other comprehensive loss	(2,235)	(4,963)
Less: Treasury stock, at cost:
Class A - 3,843,000 and 4,020,000 shares, respectively	(47,152)	(49,235)
Class B - 1,101,000 and 1,104,000 shares, respectively	(14,421)	(14,453)
Total Share Owners' Equity	398,929	386,228
Total Liabilities and Share Owners' Equity	$626,131	$595,516
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2013	2012	2013	2012
Net Sales	$301,486	$284,414	$884,812	$851,953
Cost of Sales	247,677	233,775	720,641	700,024
Gross Profit	53,809	50,639	164,171	151,929
Selling and Administrative Expenses	50,358	47,650	147,602	142,215
Restructuring Expense	47	895	138	2,488
Operating Income	3,404	2,094	16,431	7,226
Other Income (Expense):
Interest income	94	121	325	341
Interest expense	(12)	(7)	(27)	(23)
Non-operating income (expense), net	(15)	1,054	(1,301)	1,090
Other income (expense), net	67	1,168	(1,003)	1,408
Income Before Taxes on Income	3,471	3,262	15,428	8,634
Provision (Benefit) for Income Taxes	(207)	756	2,610	3,077
Net Income	$3,678	$2,506	$12,818	$5,557

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.09	$0.06	$0.32	$0.14
Class B	$0.10	$0.07	$0.34	$0.15
Diluted Earnings Per Share:
Class A	$0.09	$0.06	$0.32	$0.14
Class B	$0.10	$0.07	$0.34	$0.15

Dividends Per Share of Common Stock:
Class A	$0.045	$0.045	$0.135	$0.135
Class B	$0.050	$0.050	$0.150	$0.150

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	38,080	37,899	38,058	37,875
Diluted	38,176	38,005	38,428	38,024
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$3,678			$2,506
Other comprehensive income (loss):
Foreign currency translation adjustments	$(2,324)	$134	$(2,190)	$2,134	$(130)	$2,004
Postemployment severance actuarial change	356	(142)	214	168	(68)	100
Derivative gain	1,710	(469)	1,241	1,697	(527)	1,170
Reclassification to (earnings) loss:
Derivatives	(506)	119	(387)	236	(78)	158
Amortization of prior service costs	71	(28)	43	71	(28)	43
Amortization of actuarial change	64	(25)	39	20	(7)	13
Other comprehensive income (loss)	$(629)	$(411)	$(1,040)	$4,326	$(838)	$3,488
Total comprehensive income			$2,638			$5,994

	Nine Months Ended			Nine Months Ended
	March 31, 2013			March 31, 2012
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$12,818			$5,557
Other comprehensive income (loss):
Foreign currency translation adjustments	$796	$(53)	$743	$(6,391)	$1,886	$(4,505)
Postemployment severance actuarial change	1,052	(419)	633	1,195	(477)	718
Derivative gain (loss)	3,005	(791)	2,214	(503)	292	(211)
Reclassification to (earnings) loss:
Foreign currency translation adjustments	—	—	—	(493)	—	(493)
Derivatives	(1,473)	340	(1,133)	952	(267)	685
Amortization of prior service costs	214	(85)	129	214	(85)	129
Amortization of actuarial change	236	(94)	142	523	(208)	315
Other comprehensive income (loss)	$3,830	$(1,102)	$2,728	$(4,503)	$1,141	$(3,362)
Total comprehensive income			$15,546			$2,195
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Nine Months Ended
	March 31
	2013	2012
Cash Flows From Operating Activities:
Net income	$12,818	$5,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,882	23,036
(Gain) loss on sales of assets	(63)	6
Restructuring	—	(167)
Deferred income tax and other deferred charges	(3,404)	3,906
Stock-based compensation	3,396	960
Excess tax benefits from stock-based compensation	(567)	(42)
Other, net	2,934	802
Change in operating assets and liabilities:
Receivables	(4,960)	4,105
Inventories	(10,436)	11,722
Prepaid expenses and other current assets	5,047	3,217
Accounts payable	8,218	(5,494)
Accrued expenses	5,489	(17,609)
Net cash provided by operating activities	41,354	29,999
Cash Flows From Investing Activities:
Capital expenditures	(21,235)	(21,147)
Proceeds from sales of assets	431	2,282
Purchases of capitalized software	(878)	(1,049)
Other, net	(272)	129
Net cash used for investing activities	(21,954)	(19,785)
Cash Flows From Financing Activities:
Net change in credit facilities	1,331	—
Net change in capital leases and long-term debt	32	(11)
Dividends paid to Share Owners	(5,566)	(5,520)
Excess tax benefits from stock-based compensation	567	42
Repurchase of employee shares for tax withholding	(875)	(337)
Net cash used for financing activities	(4,511)	(5,826)
Effect of Exchange Rate Change on Cash and Cash Equivalents	182	(1,330)
Net Increase in Cash and Cash Equivalents	15,071	3,058
Cash and Cash Equivalents at Beginning of Period	75,197	51,409
Cash and Cash Equivalents at End of Period	$90,268	$54,467
Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) during the period for:
Income taxes	$(908)	$1,426
Interest expense	$34	$32
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
Components of Non-operating income (expense), net:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2013	2012	2013	2012
Foreign Currency/Derivative Gain (Loss)	$(493)	$(261)	$(1,009)	$891
Gain on Supplemental Employee Retirement Plan Investments	970	1,370	1,956	495
Impairment Loss on Privately-Held Investment	(173)	—	(908)	—
Loss on Stock Warrants	(119)	(22)	(871)	(63)
Other	(200)	(33)	(469)	(233)
Non-operating income (expense), net	$(15)	$1,054	$(1,301)	$1,090
 Income Taxes:
In determining the quarterly provision for income taxes, Kimball uses an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.

Our effective tax rate was (6.0)% and 16.9%, respectively, for the three and nine months ended March 31, 2013, as compared to 23.2% and 35.6%, respectively, for the three and nine months ended March 31, 2012. The effective tax rate was favorably impacted in both the three and nine months ended March 31, 2013 by the mix of earnings between the U.S. and foreign jurisdictions which have a lower statutory tax rate than the U.S. In addition, the three and nine-month periods ended March 31, 2013 were favorably impacted by permanent federal tax benefits such as the research and development (R&D) tax credit. We recognized a $0.5 million benefit of this R&D tax credit during our fiscal year 2013 third quarter, as the U.S. Congress adopted legislation extending the R&D credit for a two-year period retroactively from December 31, 2011. The effective tax rate for the nine-month period ended March 31, 2012 included unfavorable net tax accrual adjustments of $0.6 million.
New Accounting Standards:
In February 2013, the Financial Accounting Standards Board (FASB) issued additional guidance on the presentation of comprehensive income. This guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively in the Company's first quarter of fiscal year 2014. As this guidance only impacts how comprehensive income is disclosed, the adoption will not impact our consolidated financial position, results of operations, or cash flows.

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

Note 2. Inventories
Inventory components were as follows:

(Amounts in Thousands)	March 31, 2013	June 30, 2012
Finished products	$36,012	$26,552
Work-in-process	13,275	12,582
Raw materials	91,565	91,105
Total FIFO inventory	$140,852	$130,239
LIFO reserve	(12,647)	(12,558)
Total inventory	$128,205	$117,681
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. LIFO inventory liquidations during the three and nine-month periods ended March 31, 2013 were immaterial. During the three and nine-month periods ended March 31, 2012, LIFO inventory liquidations increased net income by, in thousands, $98 and $378, respectively.

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

	Three Months Ended				Nine Months Ended
	March 31				March 31
(Amounts in Thousands)	2013		2012		2013		2012
Net Sales:
Electronic Manufacturing Services	$182,067		$160,959		$510,423		$451,899
Furniture	119,419		123,455		374,389		400,054
Consolidated	$301,486		$284,414		$884,812		$851,953
Net Income (Loss):
Electronic Manufacturing Services	$6,491		$3,303		$13,706		$2,515
Furniture	(2,455)		(842)		717		3,771
Unallocated Corporate and Eliminations	(358)		45		(1,605)		(729)
Consolidated	$3,678	(1)	$2,506	(2)	$12,818	(1)	$5,557	(2)

(1)
Net Income (Loss) included an immaterial amount of restructuring charges in the three and nine months ended March 31, 2013. See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

(2)
Net Income (Loss) included after-tax restructuring charges, in thousands, of $539 and $1,497 in the three and nine months ended March 31, 2012, respectively. The EMS segment recorded, in the three and nine months ended March 31, 2012, in thousands, $519 and $1,450 of after-tax restructuring charges, respectively. Unallocated Corporate and Eliminations recorded, in the three and nine months ended March 31, 2012, in thousands, $20 and $47 of after-tax restructuring charges, respectively. The Furniture segment did not record restructuring during the three and nine months ended March 31, 2012. See Note 5 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

(Amounts in Thousands)	March 31, 2013	June 30, 2012
Total Assets:
Electronic Manufacturing Services	$348,810	$332,115
Furniture	184,583	183,415
Unallocated Corporate and Eliminations	92,738	79,986
Consolidated	$626,131	$595,516

Note 4. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of Kimball's failure to pay its obligations to a beneficiary. As of March 31, 2013, we had a maximum financial exposure from unused standby letters of credit totaling $1.5 million. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of March 31, 2013 with respect to the standby letters of credit. Kimball also enters into commercial letters of credit to facilitate payments to vendors and from customers.

We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.
Changes in the product warranty accrual for the nine months ended March 31, 2013 and 2012 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2013	2012
Product Warranty Liability at the beginning of the period	$2,251	$2,109
Additions to warranty accrual (including changes in estimates)	967	471
Settlements made (in cash or in kind)	(770)	(656)
Product Warranty Liability at the end of the period	$2,448	$1,924

Note 5. Restructuring Expense
We recognized an immaterial amount of pre-tax restructuring charges in the third quarter and year-to-date periods of fiscal year 2013, which was primarily related to the EMS Fremont and Gaylord restructuring plans. These plans were substantially completed prior to fiscal year 2013 but continue to incur miscellaneous exit costs related to the facility closures. We do not expect these plans to have a significant amount of restructuring charges in the future.
During the third quarter and year-to-date periods of fiscal year 2012, we recognized $0.9 million and $2.5 million of pre-tax restructuring charges, respectively. The charges primarily included plant closure charges related to the EMS Fremont restructuring plan, and employee transition and plant closure expenses related to the EMS European Consolidation Plan which was completed in fiscal year 2012.
Restructuring charges are included in the Restructuring Expense line item of our Condensed Consolidated Statements of Income.
Accrued restructuring at March 31, 2013 and June 30, 2012 of $0.1 million and $0.3 million, respectively, was recorded in current liabilities. Accrued restructuring is related to the remaining lease payments due for the EMS Fremont facility.
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the nine months ended March 31, 2013. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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
Market - Based on a probability-weighted Black-Scholes option pricing model with the following inputs (level 3 input values indicated in parenthesis): risk-free interest rate (0.07%), historical stock price volatility (109.5%) and weighted average expected term (3 months). Enterprise value was estimated using a discounted cash flow calculation.

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

Recurring Fair Value Measurements:
As of March 31, 2013 and June 30, 2012, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	March 31, 2013
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$65,907	$—	$—	$65,907
Derivatives: Foreign exchange contracts	—	1,766	—	1,766
Derivatives: Stock warrants	—	—	40	40
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	19,415	—	—	19,415
Total assets at fair value	$85,322	$1,766	$40	$87,128
Liabilities
Derivatives: Foreign exchange contracts	$—	$502	$—	$502
Total liabilities at fair value	$—	$502	$—	$502

	June 30, 2012
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivatives: Foreign exchange contracts	$—	$2,278	$—	$2,278
Derivatives: Stock warrants	—	—	911	911
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	16,922	—	—	16,922
Total assets at fair value	$16,922	$2,278	$911	$20,111
Liabilities
Derivatives: Foreign exchange contracts	$—	$799	$—	$799
Total liabilities at fair value	$—	$799	$—	$799
Kimball currently holds non-marketable equity securities and stock warrants of a privately-held company. The investment in non-marketable equity securities is accounted for as a cost-method investment and is described in the Financial Instruments Not Carried At Fair Value section that follows. During the third quarter and year-to-date periods of fiscal year 2013, due to certain events and changes in circumstances that had an adverse effect on the fair value of the investment in the privately-held company, we revalued the investment which resulted in a $0.2 million and $0.9 million impairment loss on the equity securities, respectively, and a $0.1 million and $0.9 million derivative loss on the stock warrants, respectively.
No purchases or sales of Level 3 assets occurred during the nine months ended March 31, 2013 and 2012.
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
Non-Recurring Fair Value Measurements:
As referred to above, our investment in non-marketable equity securities of a privately-held company was revalued during the third quarter and year-to-date periods of fiscal year 2013, resulting in impairment losses. The investment in non-marketable equity securities is accounted for as a cost-method investment and is described in the Financial Instruments Not Carried At Fair Value section that follows.

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

For the impairment recognized in the three and nine months ended March 31, 2013, the valuation was based on a probability-weighted Black-Scholes option pricing model with the following inputs (level 3 input values indicated in parenthesis): risk-free interest rate (0.07%), historical stock price volatility (109.5%) and weighted average expected term (3 months). Enterprise value was estimated using a discounted cash flow calculation.

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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of March 31, 2013, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $25.8 million and to hedge currencies against the Euro in the aggregate notional amount of 41.0 million EUR. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of March 31, 2013, we estimate that $1.4 million of pre-tax derivative gains deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both March 31, 2013 and June 30, 2012.

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
During the third quarter and year-to-date periods of fiscal year 2013, due to certain events and changes in circumstances that had an adverse effect on the fair value of the common stock warrants, we revalued the warrants which resulted in a $0.1 million and $0.9 million derivative loss, respectively. Gains and losses on the revaluation of stock warrants are recognized in the Non-operating income (expense), net line item on the Condensed Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
(Amounts in Thousands)		Fair Value As of			Fair Value As of
	Balance Sheet Location	March 31, 2013	June 30, 2012	Balance Sheet Location	March 31, 2013	June 30, 2012
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,715	$1,058	Accrued expenses	$90	$799

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	51	1,220	Accrued expenses	412	—
Stock warrants	Other assets (long-term)	40	911
Total derivatives		$1,806	$3,189		$502	$799

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2013	2012	2013	2012
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$1,710	$1,697	$3,005	$(503)

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Nine Months Ended
(Amounts in Thousands)		March 31		March 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2013	2012	2013	2012
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$422	$(228)	$1,591	$(1,061)
Foreign exchange contracts	Non-operating income (expense)	84	(8)	(115)	109
Total		$506	$(236)	$1,476	$(952)

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$—	$—	$(3)	$—

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$438	$(454)	$(123)	$1,655
Stock warrants	Non-operating income (expense)	(119)	(22)	(871)	(63)
Total		$319	$(476)	$(994)	$1,592

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$825	$(712)	$479	$640

Note 8. Investments
Non-marketable Equity Securities:
Kimball currently holds non-marketable equity securities of a privately-held company. During the third quarter and year-to-date periods of fiscal year 2013, due to certain events and changes in circumstances that had an adverse effect on the fair value of this investment, we revalued the equity securities which resulted in a $0.2 million and $0.9 million impairment loss, respectively. The equity securities were valued at $0.2 million and $1.1 million as of March 31, 2013 and June 30, 2012, respectively.
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

Supplemental Employee Retirement Plan Investments:
Kimball maintains a self-directed supplemental employee retirement plan (SERP) for executive employees. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and exactly offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the nine months ended March 31, 2013 and 2012 was, in thousands, $1,326, and $96, respectively. SERP asset and liability balances were as follows:

(Amounts in Thousands)	March 31, 2013	June 30, 2012
SERP investment - current asset	$6,930	$5,899
SERP investment - other long-term asset	12,485	11,023
Total SERP investment	$19,415	$16,922

SERP obligation - current liability	$6,930	$5,899
SERP obligation - other long-term liability	12,485	11,023
Total SERP obligation	$19,415	$16,922

Note 9. Assets Held for Sale
At both March 31, 2013 and June 30, 2012, in thousands, assets totaling $1,709 were classified as held for sale and consisted of $588 for a facility and land related to the Gaylord, Michigan exited operation within the EMS segment and $1,121 for an idle Furniture segment manufacturing facility and land located in Jasper, Indiana. The Gaylord, Michigan facility and land were reported as unallocated corporate assets for segment reporting purposes. The idle Jasper, Indiana manufacturing facility and land were reported as Furniture segment assets for segment reporting purposes.

Note 10. Postemployment Benefits
Kimball maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2013	2012	2013	2012
Service cost	$188	$199	$580	$604
Interest cost	46	49	144	150
Amortization of prior service costs	71	71	214	214
Amortization of actuarial loss	64	20	236	523
Net periodic benefit cost	$369	$339	$1,174	$1,491
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

Performance Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Annual Performance Shares – Class A (1)	1st Quarter	244,000	$10.92
Long-Term Performance Shares – Class A (2)	1st Quarter	437,800	$10.92
Long-Term Performance Shares – Class A (2)	3rd Quarter	1,213	$9.17

Unrestricted Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Unrestricted Shares (Director Compensation) – Class B (3)	1st Quarter	1,843	$11.40
Unrestricted Shares – Class B (3)	3rd Quarter	1,000	$12.47

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

(3)
Unrestricted shares were awarded to non-employee members of the Board of Directors as compensation for director's fees as a result of directors' elections to receive unrestricted shares in lieu of cash payment. Director's fees are expensed over the period that directors earn the compensation. Other unrestricted shares were awarded to a key employee as consideration for service to the Company. Unrestricted shares do not have vesting periods, holding periods, restrictions on sale, or other restrictions.

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
We are involved with VIEs consisting of an investment in common stock and stock warrants of a privately-held company, a note receivable related to the sale of an Indiana facility, and notes receivable resulting from loans provided to an electronics engineering services firm. Kimball also has a business development cooperation agreement with the electronic engineering services firm. For information related to our investment in the privately-held company, see Note 8 - Investments and Note 7 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements. The combined carrying value of the notes receivable was $2.1 million and $2.6 million as of March 31, 2013 and June 30, 2012, respectively, with no reserve, and with the short-term portion recorded on the Receivables line and the long-term portion recorded on the Other Assets line of our Condensed Consolidated Balance Sheet.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investments and notes receivable. Kimball did not provide additional financial support to the VIEs during the quarter ended March 31, 2013.

Note 13. Credit Quality and Allowance for Credit Losses of Notes Receivable

Kimball monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. We hold collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of March 31, 2013 and June 30, 2012, there were no material past due outstanding notes receivable.

	As of March 31, 2013			As of June 30, 2012
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,412	$—	$1,412	$1,409	$—	$1,409
Notes Receivable from an Electronics Engineering Services Firm	700	—	700	1,221	—	1,221
Other Notes Receivable	191	94	97	322	214	108
Total	$2,303	$94	$2,209	$2,952	$214	$2,738

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
While several key economic indicators have been showing signs of improvement, the pace of the economic recovery is slow. The uncertainty has the tendency to cause disruption in business strategy, execution, and timing in many of the markets in which we compete.
EMS industry projections for calendar year 2013 (by IDC and IHS in the February 2013 MMI publication) are forecasting growth over 2012 in the 5% to 6% range. In addition, various industry reports project semiconductor sales growth of 5% to 8% for calendar year 2013 over calendar year 2012, and although the Company does not directly serve this market, it may be indicative of the end market demand for products utilizing electronic components. Kimball's focus is on the four key vertical markets of medical, automotive, industrial, and public safety within our EMS segment. Our overall sense for the EMS market is that of moderate growth, but with mixed demand. The automotive end market is benefiting from relative strength in the U.S. market and an uptick in the Chinese automotive market, while demand in other geographies such as Europe continues to be less certain due to the impact of the European debt crisis. The industrial market demand is improving but continues to reflect a lower demand for heating, cooling, and ventilation (HVAC) products than historical levels.  Demand in the medical and public safety markets remains stable.
As of February 2013, the Business and Institutional Furniture Manufacturer Association (BIFMA) forecasted a year-over-year increase in the office furniture industry for calendar year 2013 of 3%. The hospitality furniture market forecasts (January 2013 PwC report and March 2013 PKF Hospitality Research report) project an increase in occupancy rates of 1% and an increase in RevPAR (Revenue Per Available Room) of 6% for calendar year 2013 over calendar year 2012.
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

We continue to maintain a strong balance sheet, which includes minimal long-term debt of $0.3 million and Share Owners' equity of $398.9 million as of March 31, 2013. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, was $170.2 million at March 31, 2013.
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
Financial Overview - Consolidated
Third quarter fiscal year 2013 consolidated net sales were $301.5 million compared to third quarter fiscal year 2012 net sales of $284.4 million, a 6% increase, driven by a net sales increase in the EMS segment of 13% which more than offset a net sales decrease in the Furniture segment of 3%. In the third quarter of fiscal year 2013 Kimball recorded net income of $3.7 million, or $0.10 per Class B diluted share, compared to net income of $2.5 million, or $0.07 per Class B diluted share in the third quarter of fiscal year 2012, inclusive of $0.5 million, or $0.01 per Class B diluted share of after-tax restructuring charges primarily related to the wrap-up of the EMS segment European consolidation plan.
Net sales for the nine-month period ended March 31, 2013 of $884.8 million increased 4% from net sales of $852.0 million for the same period of the prior fiscal year resulting from a 13% net sales increase in the EMS segment which more than offset a 6% net sales decrease in the Furniture segment. Net income for the nine-month period ended March 31, 2013 totaled $12.8 million, or $0.34 per Class B diluted share. Net income for the nine-month period ended March 31, 2012 totaled $5.6 million, or $0.15 per Class B diluted share, inclusive of $1.5 million, or $0.04 per Class B diluted share of after-tax restructuring charges primarily related to the EMS segment European consolidation plan.
Consolidated gross profit as a percent of net sales was 17.8% for both the third quarters of fiscal year 2013 and 2012. For the year-to-date period of fiscal year 2013, gross profit as a percent of net sales improved to 18.6% compared to 17.8% for the year-to-date period of fiscal year 2012. The third quarter fiscal year 2013 EMS segment margins improved while the Furniture segment margins declined as compared to the third quarter of fiscal year 2012. The consolidated gross margin improvement for the year-to-date period of fiscal year 2013 was driven by margin improvement in both the EMS and Furniture segments. For both the quarter and year-to-date comparisons, a shift in sales mix (as depicted in the table below) toward the EMS segment which operates at a lower gross profit percentage than the Furniture segment negatively impacted the consolidated gross margin partially offsetting the other items driving margin improvement. Gross profit is discussed in more detail in the following segment discussions.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2013	2012	2013	2012
EMS segment net sales as % of total	60%	57%	58%	53%
Furniture segment net sales as % of total	40%	43%	42%	47%
Third quarter fiscal year 2013 consolidated selling and administrative expenses as a percent of net sales decreased 0.1 of a percentage point compared to the third quarter of fiscal year 2012 but increased 6% in absolute dollars primarily due to increased incentive compensation costs, an allowance for uncollectible receivables related to one customer, and higher sales and marketing costs. In addition, during the third quarters of fiscal year 2013 and 2012, we recorded expense of $1.0 million and $1.4 million, respectively, related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (SERP) liability. The result was a favorable variance within selling and administrative expenses of $0.4 million. The impact from the decrease in the SERP liability that was recognized in selling and administrative expenses was exactly offset by a loss on the SERP investment for which the revaluation was recorded in Other Income (Expense), and thus there was no effect on net income. Employee contributions comprise approximately 90% of the SERP investment.
Consolidated selling and administrative expenses for the first nine months of fiscal year 2013 increased 4% in absolute dollars and were flat as a percent of net sales compared to the first nine months of fiscal year 2012. During the year-to-date periods of fiscal year 2013 and 2012, the Company recorded $2.0 million and $0.5 million expense, respectively, related to the normal revaluation to fair value of its SERP liability. The result was an unfavorable variance in selling and administrative expenses of $1.5 million. Compared to the year-to-date period of fiscal year 2012, selling and administrative expenses for the first nine months of fiscal year 2013 were also impacted by increased incentive compensation costs which were partially offset by lower sales and marketing expenses and lower commissions expense.
Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2013	2012	2013	2012
Interest Income	$94	$121	$325	$341
Interest Expense	(12)	(7)	(27)	(23)
Foreign Currency/Derivative Gain (Loss)	(493)	(261)	(1,009)	891
Gain on Supplemental Employee Retirement Plan Investments	970	1,370	1,956	495
Impairment Loss on Privately-Held Investment	(173)	—	(908)	—
Loss on Stock Warrants	(119)	(22)	(871)	(63)
Other	(200)	(33)	(469)	(233)
Other Income (Expense), net	$67	$1,168	$(1,003)	$1,408
The impairment loss on privately-held investment and the loss on stock warrants listed in the table above both relate to the Company's investment in one privately-held company. See Note 7 - Derivative Instruments and Note 8 - Investments of Notes to the Condensed Consolidated Financial Statements for more detailed information.
The fiscal year 2013 year-to-date effective tax rate of 16.9% was favorably impacted by earnings in foreign jurisdictions which have lower statutory tax rates than the U.S. and also by permanent federal tax benefits such as the research and development (R&D) tax credit. We recognized a benefit of $0.5 million for the R&D tax credit during our fiscal year 2013 third quarter, as the U.S. Congress adopted legislation extending the R&D credit for a two-year period retroactively from December 31, 2011. The fiscal year 2012 year-to-date effective tax rate of 35.6% was unfavorably impacted by individually insignificant net tax accrual adjustments totaling $0.6 million which largely offset a favorable impact of the earnings mix between U.S. and foreign jurisdictions.
Comparing the balance sheet as of March 31, 2013 to June 30, 2012, our inventory balance increased primarily to support projected higher sales levels at select business units. Our accounts payable balance increased primarily in conjunction with the higher inventory levels.

Electronic Manufacturing Services Segment
EMS segment results follow:

	At or for the Three Months Ended			For the Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2013	2012	% Change	2013	2012	% Change
Net Sales	$182.1	$161.0	13%	$510.4	$451.9	13%
Operating Income	$8.9	$5.0	77%	$18.9	$3.0	534%
Operating Income %	4.9%	3.1%		3.7%	0.7%
Net Income	$6.5	$3.3	97%	$13.7	$2.5	445%
Restructuring Expense, net of tax	$—	$0.5	(99)%	$0.1	$1.5	(96)%
Open Orders	$186.7	$154.1	21%
Third quarter and year-to-date fiscal year 2013 EMS segment net sales to customers in the automotive, industrial, medical, and public safety industries all increased compared to the third quarter and year-to-date periods of fiscal year 2012. Open orders for our EMS products were up 21% as of March 31, 2013 compared to March 31, 2012 as the book of business has expanded over the past year resulting in higher sales levels and likewise higher open orders at March 31, 2013. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of the EMS segment's business.
Third quarter and year-to-date fiscal year 2013 EMS segment gross profit as a percent of net sales improved 1.4 and 2.3 percentage points when compared to the third quarter and year-to-date periods of fiscal year 2012, respectively. The improvement in gross profit as a percent of net sales was primarily the result of leverage gained on higher revenue as well as benefits gained from global purchasing efforts and operating efficiencies related to continuous improvement initiatives. The EMS segment year-to-date gross profit was also favorably impacted in the current fiscal year by the benefits realized from restructuring activities in which two facilities were closed during the second quarter of fiscal year 2012. EMS segment year-to-date gross profit was unfavorably impacted as the Company recorded a $1.1 million inventory reserve in the second quarter of fiscal year 2013 relating to a customer that notified us they are going out of business.
EMS segment selling and administrative expenses in the third quarter and year-to-date period ended March 31, 2013 compared to the same periods ended March 31, 2012 increased 16% and 10% in absolute dollars, respectively, primarily due to increased incentive compensation costs related to the significant improvement in segment earnings. As a percent of net sales, selling and administrative costs in the EMS segment increased 0.2 of a percentage point for the third quarter of fiscal year 2013 compared to the same period of fiscal year 2012 and declined 0.2 of a percentage point for the year-to-date period of fiscal year 2013 compared to 2012.
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
EMS segment Other Income (Expense) for the third quarters of fiscal years 2013 and 2012 were both expense of $0.5 million, and for the first nine months of fiscal year 2013 and 2012 totaled expense of $1.5 million and income of $0.2 million, respectively. The year-to-date variance was primarily related to net foreign currency exchange movement.
The nature of the electronic manufacturing services industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures.
Risk factors within the EMS segment include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their electronics manufacturing. The continuing success of this segment is dependent upon our ability to replace expiring customers/programs with new customers/

programs. Additional risk factors that could have an effect on the Company's performance are contained in Kimball's Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Furniture Segment
Furniture segment results follow:

	At or for the Three Months Ended			For the Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2013	2012	% Change	2013	2012	% Change
Net Sales	$119.4	$123.5	(3)%	$374.4	$400.1	(6)%
Operating Income (Loss)	$(3.7)	$(1.2)	(213)%	$1.0	$6.0	(83)%
Operating Income (Loss) %	(3.1)%	(1.0)%		0.3%	1.5%
Net Income (Loss)	$(2.5)	$(0.8)	(192)%	$0.7	$3.8	(81)%
Open Orders	$75.8	$73.3	3%
The net sales decline in the Furniture segment for the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012 was driven by decreased net sales of hospitality furniture which more than offset increased sales of office furniture. The lower hospitality furniture net sales were due to two unusually large orders in the third quarter of fiscal year 2012. The increase in office furniture net sales during the third quarter of fiscal year 2013 was due to increased sales volumes which more than offset the negative impact of higher discounting net of price increases.
Decreased sales of both hospitality furniture and office furniture contributed to the decline in Furniture segment net sales for the year-to-date period. As mentioned above, the decline in hospitality furniture net sales was related to the two unusually large orders which shipped during the second and third quarters of fiscal year 2012. The decrease in office furniture net sales during the year-to-date period of fiscal year 2013 was due to decreased sales volumes which more than offset the positive impact of price increases net of incremental discounting. For the year-to-date period, the largest driver of the decreased office furniture sales volumes was lower sales to the federal government.
Net sales of newly introduced office furniture products which have been sold for less than twelve months approximated $2.1 million and $6.4 million for the third quarter and year-to-date period ended March 31, 2013, respectively. Open orders for furniture products at March 31, 2013 increased 3% when compared to the open order level as of March 31, 2012 as open orders increased for hospitality furniture which more than offset a decline in open orders for office furniture. Open orders at a point in time may not be indicative of future sales trends.
Furniture segment gross profit as a percent of net sales decreased 0.6 of a percentage point in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012 partially due to higher discounting and other competitive pricing pressures. In addition, the quarter-over-quarter comparison was negatively impacted by income received in the prior year third quarter related to the recovery of previously paid import duties due to a retroactive change in the tariff rate. Favorable impacts to the quarter-over-quarter comparison include benefits realized in the current year third quarter from price increases and higher costs incurred last year for supplier-related issues.
Furniture segment gross profit as a percent of net sales increased 0.5 of a percentage point in the year-to-date period of fiscal year 2013 when compared to same period of fiscal year 2012. The gross profit improvement was primarily driven by sales price increases on select product net of higher discounting. Items unfavorably impacting the year-over-year gross margin comparison were the loss of leverage due to lower current period sales volumes and the prior year recovery of previously paid import duties related to a retroactive change in a tariff rate.
Compared to the third quarter of fiscal year 2012, third quarter fiscal year 2013 Furniture segment selling and administrative expenses as a percent of net sales increased 1.6 percentage points partially due to the lower sales volumes and also due to a 2% absolute dollar increase in costs driven by higher sales and marketing costs and higher bad debt expense primarily related to one customer.
Furniture segment selling and administrative expenses in absolute dollars for the year-to-date period of fiscal year 2013 compared to the same period of fiscal year 2012 were flat as lower sales and marketing costs and lower commissions expense, due to the decline in revenue, were offset primarily by higher incentive compensation costs, higher salaries, and higher bad debt expense primarily related to one customer. As a percent of net sales, selling and administrative expenses increased 1.8 percentage points on the lower sales volume.
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

Liquidity and Capital Resources
Working capital at March 31, 2013 was $203.1 million compared to working capital of $191.0 million at June 30, 2012. The current ratio was 2.0 at both March 31, 2013 and June 30, 2012.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (DSO), for the nine-month period ended March 31, 2013 was 44.1 days as compared to 46.8 days for the nine-month period ended March 31, 2012. Our DSO improvement was primarily due to a shift in payment practices by several large customers in the latter half of fiscal year 2012 in the EMS segment and improved collections within the Furniture segment. We define DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. Our Production Days Supply on Hand (PDSOH) of inventory measure for the nine-month period ended March 31, 2013 decreased to 56.8 days from 60.3 days for the nine-month period ended March 31, 2012. The improved PDSOH resulted from ongoing successful initiatives to reduce or maintain EMS segment inventory levels as the business grows, coupled with the elimination of excess inventory related to the EMS facility consolidation plans in the prior year period. We define PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.
Kimball's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, declined to $170.2 million at March 31, 2013 compared to $181.2 million at June 30, 2012 as a result of the lower borrowing limit on the amended credit facility as explained in greater detail below.
Our net cash position from an aggregate of cash and cash equivalents less short-term borrowings under credit facilities increased to $89.0 million at March 31, 2013 from $75.2 million at June 30, 2012. Operating activities provided $41.4 million of cash in the nine-month period ended March 31, 2013 compared to $30.0 million in the nine-month period ended March 31, 2012. During the nine-month period ended March 31, 2013, we reinvested $22.1 million into capital investments for the future with the largest investments being made for manufacturing equipment in both segments. Kimball also paid $5.6 million of dividends in the nine-month period ended March 31, 2013 which is comparable with the $5.5 million of dividends paid in the nine-month period ended March 31, 2012. Consistent with our historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During the remainder of fiscal year 2013 and the foreseeable future, we expect to continue to invest in capital expenditures prudently, particularly for projects including potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
During the quarter ended December 31, 2012, Kimball entered into a credit agreement which amended, restated, and extended the Company's previously existing five-year credit facility, which was scheduled to mature April 23, 2013. The Company elected to decrease the borrowing limit to $75 million from the $100 million under the previous agreement. The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under this Credit Facility will be sufficient for the foreseeable future.
At both March 31, 2013 and June 30, 2012, we had no short-term borrowings outstanding under either the $75 million credit facility or the former $100 million credit facility. At March 31, 2013, we had $1.5 million in letters of credit against the $75 million credit facility.
The $75 million credit facility has a maturity date of December 18, 2017, and this credit facility allows for both issuances of letters of credit and cash borrowings. The $75 million credit facility provides an option to increase the amount available for borrowing to $115 million at our request, subject to the consent of the participating banks. The $75 million credit facility requires us to comply with certain debt covenants, the most significant of which are the ratio of consolidated indebtedness to consolidated EBITDA (debt to EBITDA) and minimum net worth (excluding accumulated other comprehensive income). We were in compliance with the respective debt covenants of each credit facility during the nine-month period ended March 31, 2013.
The table below compares the actual net worth and debt to EBITDA ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	March 31, 2013	Credit Agreement	Excess
Minimum Net Worth	$401,164,108	$362,000,000	$39,164,108
Debt to EBITDA Ratio	0.10	3.00	2.90
The debt to EBITDA ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.
In addition to the $75 million credit facility, Kimball can opt to utilize foreign credit facilities which are available to satisfy short-term cash needs at a specific foreign location rather than funding from intercompany sources. We maintain a foreign credit facility for our EMS segment operation in Thailand which is backed by the $75 million revolving credit facility. We have a credit facility for our EMS segment operation in Poland, which allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $7.7 million U.S. dollars at March 31, 2013 exchange rates). These foreign credit facilities can be canceled at any time by either the bank or us. At March 31, 2013, we had $1.3 million U.S. dollar equivalent of Euro denominated short-term borrowings outstanding under the credit facility in Poland and no borrowings under this credit facility in Poland at June 30, 2012.
Total availability to borrow in USD equivalent under all of our credit facilities totaled $79.9 million at March 31, 2013.
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

Fair Value
During the third quarter of fiscal year 2013, no level 1 or level 2 financial assets were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. The Company's foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
Kimball currently holds non-marketable equity securities and stock warrants of a privately-held company. During the third quarter and year-to-date periods of fiscal year 2013, due to certain events and changes in circumstances that had an adverse effect on the fair value of the investment in the privately-held company, we revalued the investment which resulted in a $0.2 million and $0.9 million impairment loss on the equity securities, respectively, and a $0.1 million and $0.9 million derivative loss on the stock warrants, respectively.
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

•
Sales returns and allowances - At the time revenue is recognized certain provisions may also be recorded, including a provision for returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At March 31, 2013 and June 30, 2012, the reserve for returns and allowances was $1.7 million and $2.5 million, respectively. The returns and allowances reserve approximated 1% to 2% of gross trade receivables during the two-year period preceding March 31, 2013.

•
Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at March 31, 2013 and at June 30, 2012 was $1.9 million and $0.8 million, respectively, with a large portion of the increase attributable to one Furniture segment customer. During the two-year period preceding March 31, 2013, this reserve had approximated 1% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 15% and 10% of consolidated inventories at March 31, 2013 and June 30, 2012, respectively, including approximately 86% and 78% of the Furniture segment inventories at March 31, 2013 and June 30, 2012, respectively. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on our balance sheet are adjusted for excess and obsolete inventory. In general, we purchase materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and we have a general philosophy to only purchase materials to the extent covered by a written commitment from our customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. We may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
Self-insurance reserves - Kimball is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At March 31, 2013 and June 30, 2012, our accrued liabilities for self-insurance exposure were $3.5 million and $3.9 million, respectively.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.8 million at both March 31, 2013 and June 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Kimball currently holds non-marketable equity securities and stock warrants of a privately-held company. During the third quarter and year-to-date periods of fiscal year 2013, due to certain events and changes in circumstances that had an adverse effect on the fair value of the investment in the privately-held company, we revalued the investment which resulted in a $0.2 million and $0.9 million impairment loss on the equity securities, respectively, and a $0.1 million and $0.9 million derivative loss on the stock warrants, respectively. The non-marketable equity investment was valued at $0.2 million and $1.1 million as of March 31, 2013 and June 30, 2012, respectively, and the stock warrants were immaterial as of March 31, 2013 and were valued at $0.9 million as of June 30, 2012.
There have been no other material changes to market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in Kimball's internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. Kimball did not repurchase any shares under the repurchase program during the third quarter of fiscal year 2013. At March 31, 2013, two million shares remained available under the repurchase program.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed February 25, 2013)

11	Computation of Earnings Per Share

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
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
May 2, 2013

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Executive Vice President, Chief Financial Officer
May 2, 2013

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed February 25, 2013)
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.