Form 10-K
period 2013-06-30
KIMBALL INTERNATIONAL INC
filed 2013-08-26
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Class A Common Stock is not publicly traded and, therefore, no market value is available, but it is convertible on a one-for-one basis for Class B Common Stock.  The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 31, 2012 (the last business day of the Registrant's most recently completed second fiscal quarter) was $330.1 million, based on 96.9% of Class B Common Stock held by non-affiliates.

The number of shares outstanding of the Registrant's common stock as of August 12, 2013 was:
          Class A Common Stock - 8,154,429 shares
          Class B Common Stock - 29,925,509 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 15, 2013, are incorporated by reference into Part III.

KIMBALL INTERNATIONAL, INC.
FORM 10-K INDEX

PART I
Item 1 - Business

General
As used herein, the terms "Company," "Kimball," "we," "us," or "our" refer to Kimball International, Inc., the Registrant, and its subsidiaries. Reference to a year relates to a fiscal year, ended June 30 of the year indicated, rather than a calendar year unless the context indicates otherwise. Additionally, references to the first, second, third, and fourth quarters refer to those respective quarters of the fiscal year indicated.
Kimball was incorporated in Indiana in 1939. Our corporate headquarters is located at 1600 Royal Street, Jasper, Indiana.
Kimball provides a variety of products from its two business segments: the Electronic Manufacturing Services (EMS) segment and the Furniture segment. The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities globally to the automotive, medical, industrial, and public safety industries. The Furniture segment provides furniture for the office and hospitality industries, sold under Kimball's family of brand names. Production currently occurs in Company-owned or leased facilities located in the United States, Mexico, Thailand, China, and Poland. In the United States, we have facilities and showrooms in 11 states and the District of Columbia.
Sales by Segment
Sales by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 2013 were as follows:

(Amounts in Thousands)	2013		2012		2011
Electronic Manufacturing Services segment	$703,129	58%	$616,751	54%	$721,419	60%
Furniture segment	500,005	42%	525,310	46%	481,178	40%
Kimball International, Inc.	$1,203,134	100%	$1,142,061	100%	$1,202,597	100%

Financial information by segment and geographic area for each of the three years in the period ended June 30, 2013 is included in Note 14 - Segment and Geographic Area Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Segments
Electronic Manufacturing Services
Overview
Kimball began producing electronic assemblies, circuit boards, and wiring harnesses for electronic organs and keyboards in 1961 and has since grown and evolved with the EMS industry. Our current focus is on electronic assemblies that have high durability, quality, reliability, and regulatory compliance requirements primarily in automotive, medical, industrial, and public safety applications. Our business development managers work to build long-term relationships that create value for customers, suppliers, employees and Share Owners, and this quest is supported globally from locations in five countries through prototype, new product development and introduction, supply chain management, test development, complete system assembly, and repair services.
Electronics and electro-mechanical products (electronic assemblies) are sold globally on a contract basis and produced to customers' specifications. Kimball's engineering and manufacturing services primarily entail:

•	design support;

•	new product launch;

•	production and testing of printed circuit board assemblies (PCBAs);

•	industrialization and automation of the manufacturing processes;

•	product and process validation and qualification;

•	testing of products under a series of extreme environmental conditions;

•	assembly and packaging of electronic and other related products; and

•	complete product life cycle management.

Integrated throughout this segment is customer program management through the life cycle of the products along with supply chain management, which affords customers the opportunity to focus their attention and resources on sales, marketing, and product development as they sell their unique branded end products into various markets and industries.
Sales revenue of our EMS segment is generally not affected by seasonality.
Recent Business Changes
During the fourth quarter of fiscal year 2011, the Company approved a plan to exit a 35,000 square foot leased assembly operation located in Fremont, California. Operations at this facility ceased during fiscal year 2012, and a majority of the business was transferred to our existing Jasper, Indiana EMS facility.
During the first quarter of fiscal year 2009, the Company acquired privately-held Genesis Electronics Manufacturing of Tampa, Florida. The acquisition supported our growth and diversification strategy, bringing new customers in our key medical and industrial markets.
During the fourth quarter of fiscal year 2008, the Company approved a plan to expand our European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland. As part of the plan, we consolidated our EMS facilities located in Wales, United Kingdom, and Poznan, Poland, into a new larger facility near Poznan. The plan was executed in stages and was completed during fiscal year 2012.
Additional information regarding our restructuring activities is located in Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements.
Locations
As of June 30, 2013, our EMS segment consisted of six manufacturing facilities with one located in each of Indiana, Florida, Poland, China, Mexico, and Thailand. We continually assess our capacity needs and evaluate our operations to optimize our service levels by geographic region. Operations located outside of the United States continue to be an integral part of our EMS segment. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations.
Marketing Channels
Manufacturing and engineering services are marketed by the Company's business development team. Contract electronic assemblies are manufactured based on specific orders, generally resulting in a small amount of finished goods consisting primarily of goods awaiting shipment to specific customers.
Major Competitive Factors
Key competitive factors in the EMS market include competitive pricing, quality and reliability, engineering design services, production flexibility, on-time delivery, customer lead time, test capability, and global presence. Growth in the EMS industry is created through the proliferation of electronic components in today's advanced products and the continuing trend of original equipment manufacturers in the electronics industry subcontracting the assembly process to companies with a core competence in this area. The nature of the EMS industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customer and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. The segment continues to experience margin pressures related to an overall excess capacity position in the electronics subcontracting services market. The continuing success of this segment is dependent upon its ability to replace expiring customers/programs with new customers/programs.
The Company does not believe that it or the industry in general, has any special practices or special conditions affecting working capital items that are significant for understanding our EMS segment other than fluctuating inventory levels which may increase in conjunction with transfers of production among facilities and start-up of new programs.
Competitors
The EMS industry is very competitive as numerous manufacturers compete for business from existing and potential customers. Our competition includes EMS companies such as Benchmark Electronics, Inc., Jabil Circuit, Inc., and Plexus Corp. The Company does not have a significant share of the EMS market and was ranked the 18th largest global EMS provider for calendar year 2012 by Manufacturing Market Insider in the March 2013 edition.

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
Customer Concentration
While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the automotive, medical, industrial, and public safety industries. Included in this segment were a significant amount of sales to Johnson Controls, Inc. and, prior to fiscal year 2012, Bayer AG affiliates which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Year Ended June 30
	2013	2012	2011
Johnson Controls, Inc. sales as a percent of consolidated net sales	10%	9%	7%
Johnson Controls, Inc. sales as a percent of EMS segment net sales	17%	17%	12%
Bayer AG affiliated sales as a percent of consolidated net sales	—%	—%	11%
Bayer AG affiliated sales as a percent of EMS segment net sales	1%	1%	19%
As shown in the table above, the Company's sales to Bayer AG declined due to the expiration of our primary manufacturing contract with this customer in the fourth quarter of fiscal year 2011. This contract accounted for a majority of the sales to Bayer AG during fiscal year 2011. Margins on the Bayer AG product were generally lower than our other EMS products. The nature of the contract business is such that start-up of new customers to replace expiring customers occurs frequently. We continue to focus on diversification of the EMS segment customer base.
Furniture
Overview
Kimball has been in the furniture business since 1950. This segment's core markets include furniture sold under the Kimball Office, National, and Kimball Hospitality brand names. Throughout all of the brands, the Company offers unlimited possibilities for creating functional environments that convey just the right image for each unique setting. Kimball Office and National provide furniture solutions for private offices, open floor plan areas, conference rooms, training rooms, lobby/reception areas, and dining/lounge areas with a vast mix of wood, metal, laminate, paint, and fabric options. Products include desks, credenzas, seating, tables, collaborative workstations, contemporary cubicle systems, filing and storage units, and accessories such as audio visual boards and task lighting. Kimball Office products tend to focus on the more complex customer solutions, and National products are geared more to the mid-market/less complex/lower cost aspect of the office furniture market. Kimball Hospitality provides in room and public space furniture solutions for hotel properties, condominiums, and mixed use developments. Products include headboards, desks, tables, dressers, entertainment centers, chests, wall panels, upholstered seating, task seating, cabinets, and vanities with a broad mix of wood, metal, stone, laminate, finish, and fabric options. Also included in this segment are the Company's trucking fleet and customer fulfillment centers, which handle primarily product of this segment; but certain logistics services, such as backhauls, are sold on a contract basis.
Sales revenue of our Furniture segment is generally not affected by seasonality with the exception of certain product lines which are impacted by the buying patterns of customers such as the U.S. federal government whose purchases of our product are generally higher in the first half of the Company's fiscal year.
Recent Business Changes
Production within one of our Indiana facilities was expanded during fiscal year 2013 to manufacture select hospitality furniture products domestically which improves our flexibility in instances such as customer requests for shorter lead times.

A production facility in Virginia was opened during fiscal year 2011 to manufacture upholstered seating, headboards, and other products for the Company's custom, program, and catalog offerings for hospitality guest rooms and public spaces.
Locations
The Company's furniture products as of June 30, 2013 were primarily produced at eleven plants: seven located in Indiana, two in Kentucky, and one each in Idaho and Virginia. In addition, select finished goods are purchased from external sources. The Company continually assesses manufacturing capacity and adjusts such capacity as necessary.
In addition, a facility in Indiana houses an education center for dealer and employee training, a research and development center, and a product showroom. Furniture showrooms are maintained in nine additional cities in the United States. Office space is leased in Dongguan, Guangdong, China, to facilitate sourcing of select finished goods and components from the Asia Pacific Region.
Marketing Channels
Our furniture is marketed by sales representatives to end users, office furniture dealers, wholesalers, rental companies, and catalog houses throughout North America and on an international basis.
Major Competitive Factors
Our furniture is sold in the office furniture and hospitality furniture industries. These industries have similar major competitive factors which include price in relation to quality and appearance, the utility of the product, supplier lead time, reliability of on-time delivery, sustainability, and the ability to respond to requests for special and non-standard products. We offer payment terms similar to industry standards and in unique circumstances may grant alternate payment terms.
Certain industries are more price sensitive than others, but all expect on-time, damage-free delivery. The Company maintains sufficient finished goods inventories to be able to offer prompt shipment of certain lines of office furniture as well as most of our own lines of hospitality furniture. In addition to the many options available on our standard furniture products, custom furniture is produced to customer specifications and shipping timelines on a project basis. Many of our office furniture products are shipped through our delivery system, which we believe offers the ability to reduce damage to product, enhance scheduling flexibility, and improve the capability for on-time deliveries.
The Company does not believe that it or the industry in general, has any special practices or special conditions affecting working capital items that are significant for understanding our furniture business. The Company does receive advance payments from customers on select furniture projects primarily in the hospitality industry.
Competitors
There are numerous furniture manufacturers competing within the marketplace, with a significant number of competitors offering similar products. The Company believes, however, that there are a limited number of relatively large manufacturers of wood office and hospitality furniture.
Our competition includes furniture manufacturers such as Steelcase Inc., Herman Miller, Inc., Knoll, Inc., Haworth, Inc., HNI Corporation, and several other privately-owned furniture manufacturers.
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

Other Information
Backlog
The aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, was as follows:

(Amounts in Millions)	June 30 2013	June 30 2012
EMS	$174.5	$170.6
Furniture	95.7	72.0
Total Backlog	$270.2	$242.6
Substantially all of the open orders as of June 30, 2013 are expected to be filled within the next fiscal year. Open orders may not be indicative of future sales trends.
Research, Patents, and Trademarks
Research and development activities include the development of manufacturing processes, major process improvements, new product development and product redesign, information technology initiatives, and electronic and wood related technologies.
Research and development costs were approximately:

	Year Ended June 30
(Amounts in Millions)	2013	2012	2011
Research and Development Costs	$14	$13	$13
The Company owns the Kimball (registered trademark) trademark, which it believes is significant to the EMS and Furniture segments, and owns the following patents and trademarks which it believes are significant to the Furniture segment only:
Registered Trademarks:  National. Furniture with Personality, Cetra, Traxx, Interworks, Xsite, Definition, Skye, WaveWorks, Senator, Prevail, Eloquence, Hum. Minds at Work, Pura, Fluent, Aurora, Mix-It, Jiminy, IntegraClear, Epicenter, National, and Beo
Trademarks:  President, Exhibit, Priority, Villa, Wish, Swift, Epic, Itsa, and Scenario
Patents:  Wish, Priority, Xsite, Exhibit, Villa, Aurora, and Fluent
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
The Company is dedicated to excellence, leadership, and stewardship in matters of protecting the environment and communities in which the Company has operations. Reinforcing the Company's commitment to the environment, six of the Company's showrooms and two non-manufacturing locations have been designed under the guidelines of the U.S. Green Building Council's LEED (Leadership in Energy and Environmental Design) for Commercial Interiors program. The Company believes that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on its capital expenditures, earnings, or competitive position. Management believes capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2015, will not represent a material portion of total capital expenditures during those years.
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

Employees

	June 30 2013	June 30 2012
United States	3,710	3,694
Foreign Countries	2,716	2,601
Total Employees	6,426	6,295
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

Item 1A - Risk Factors
The following important risk factors, among others, could affect future results and events, causing results and events to differ materially from those expressed or implied in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on the Company's business, financial condition, and results of operations and should be carefully considered. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also affect our actual results. Because of these and other factors, past performance should not be considered an indication of future performance.
Uncertain macroeconomic and industry conditions could adversely impact demand for the Company's products and adversely affect operating results. Market demand for our products, which impacts revenues and gross profit, is influenced by a variety of economic and industry factors such as:

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
We must make decisions based on order volumes in order to achieve efficiency in manufacturing capacities.  These decisions include determining what level of additional business to accept, production schedules, component procurement commitments, and personnel requirements, among various other considerations. We must constantly monitor the changing economic landscape and may modify our strategic direction based upon the changing business environment. If we do not react quickly enough to the changes in market or economic conditions, it could result in lost customers, decreased market share, and increased operating costs.
The Company is exposed to the credit risk of its customers. The instability of market conditions drives an elevated risk of potential bankruptcy of customers resulting in a greater risk of uncollectible outstanding accounts receivable. Accordingly, we intensely monitor our receivables and related credit risks. The realization of these risks could have a negative impact on our profitability.
Reduction of purchases by or the loss of one or more key customers could reduce revenues and profitability. Losses of key contract customers within specific industries or significant volume reductions from key contract customers are both risks. If a current customer of the Company merges with or is acquired by a party that currently is aligned with a competitor, we could lose future revenues. Our continuing success is dependent upon replacing expiring contract customers/programs with new customers/programs. In particular, sales to Johnson Controls, Inc. accounted for 10%, 9%, and 7% of consolidated net sales in fiscal years 2013, 2012, and 2011, respectively. Significant declines in the level of purchases by this customer or other key customers in either of the Company's segments, or the loss of a significant number of customers, could have a material adverse effect on business. In addition, the nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently, and new customer and program start-ups generally cause losses early in the life of a program. In our Furniture segment, a reduction of government spending could also have an adverse impact on our sales levels. We can provide no assurance that we will be able to fully replace any lost sales, which could have an adverse effect on our financial position, results of operations, or cash flows.
The Company operates in a highly competitive environment and may not be able to compete successfully. Numerous manufacturers within the EMS industry compete globally for business from existing and potential customers. The office and hospitality furniture industries are also competitive due to numerous global manufacturers competing in the marketplace. In times of reduced demand for office furniture, large competitors may apply more pressure to their aligned distribution to sell their products exclusively which could lead to reduced opportunities for our products. While the Company works toward reducing costs to respond to pricing pressures, if we cannot achieve the proportionate reductions in costs, profit margins may suffer. The high level of competition in these industries impacts our ability to implement price increases or, in some cases, even maintain prices, which also could lower profit margins. In addition, as end markets dictate, we are continually assessing excess capacity and developing plans to better utilize manufacturing operations, including consolidating and shifting manufacturing capacity to lower cost venues as necessary.
The Company's future operating results depend on the ability to purchase a sufficient amount of materials, parts, and components at competitive prices. The Company depends on suppliers globally to provide timely delivery of materials, parts, and components for use in our products. The financial stability of suppliers is monitored by the Company when feasible as the loss of a significant supplier could have an adverse impact on the Company's operations. Suppliers adjust their capacity as demand fluctuates, and component shortages and/or component allocations could occur. Certain finished products and components purchased by the Company are primarily manufactured in select regions of the world and issues in those regions could cause manufacturing delays. Maintaining strong relationships with key suppliers of components critical to the manufacturing process is essential. Price increases of commodity components could have an adverse impact on our profitability if we cannot offset such increases with other cost reductions or by price increases to customers. Materials utilized by the Company are generally available, but future availability is unknown and could impact our ability to meet customer order requirements. If suppliers fail to meet commitments to the Company in terms of price, delivery, or quality, it could interrupt our operations and negatively impact our ability to meet commitments to customers.
The Company's operating results are impacted by the cost of fuel and other energy sources. The cost of energy is a critical component of freight expense and the cost of operating manufacturing facilities. Increases in the cost of energy could reduce our profitability.
The Company could be impacted by manufacturing inefficiencies at certain locations. At times we may experience labor or other manufacturing inefficiencies due to factors such as new product introductions, transfers of production among our manufacturing facilities, a sudden decline in sales, a new operating system, or turnover in personnel. Manufacturing inefficiencies could have an adverse impact on our financial position, results of operations, or cash flows.
A change in the Company's sales mix among various products could have a negative impact on the gross profit margin. Changes in product sales mix could negatively impact our gross margin as margins of different products vary. We strive to improve the margins of all products, but certain products have lower margins in order to price the product competitively or in connection with the start-up of a new program. In addition, our EMS segment has historically operated at a lower gross profit percentage than our Furniture segment, and if the sales mix continues to trend toward the EMS segment, our consolidated gross profit margin will be negatively impacted. An increase in the proportion of sales of products with lower margins could have an adverse impact on our financial position, results of operations, or cash flows.
Future restructuring efforts by the Company may not be successful. We continually evaluate our manufacturing capabilities and capacities in relation to current and anticipated market conditions. If we implement further restructuring plans in the future, the successful execution of those restructuring initiatives will be dependent on various factors and may not be accomplished as quickly or effectively as anticipated.
Acquisitions by their nature may present risks to the Company. The Company's sales growth plans may occur through both organic growth and acquisitions. Acquisitions involve many risks, including:

•	difficulties in identifying suitable acquisition candidates and in negotiating and consummating acquisitions on terms attractive to us;

•	difficulties in the assimilation of the operations of the acquired company;

•	the diversion of resources, including diverting management's attention from our current operations;

•	risks of entering new geographic or product markets in which we have limited or no direct prior experience;

•	the potential loss of key customers of the acquired company;

•	the potential loss of key employees of the acquired company;

•	the potential incurrence of indebtedness to fund the acquisition;

•	the potential issuance of common stock for some or all of the purchase price, which could dilute ownership interests of our current shareholders;

•	the acquired business not achieving anticipated revenues, earnings, cash flow, or market share;

•	excess capacity;

•	the assumption of undisclosed liabilities; and

•	dilution of earnings.
Start-up operations could present risks to the Company's current operations. We are committed to growing our business, and therefore from time to time, we may determine that it would be in our best interests to start up a new operation. Start-up operations involve a number of risks and uncertainties, such as funding the capital expenditures related to the start-up operation, developing a management team for the new operation, diversion of management focus away from current operations, and creation of excess capacity. Any of these risks could have a material adverse effect on our financial position, results of operations, or cash flows.
The Company's international operations involve financial and operational risks. We have operations outside the United States, primarily in China, Thailand, Poland, and Mexico. Our international operations are subject to a number of risks, which may include the following:

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
These risks could have an adverse effect on our financial position, results of operations, or cash flows. In addition, fluctuations in exchange rates could impact our operating results. The Company's risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Any hedging techniques we implement contain risks and may not be entirely effective. Exchange rate fluctuations could also make our products more expensive than competitor's products not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.

If the Company's efforts to introduce new products are not successful, this could limit sales growth or cause sales to decline. The Furniture segment regularly introduces new products to keep pace with workplace trends and evolving regulatory and industry requirements, including environmental, health, and safety standards such as sustainability and ergonomic considerations, and similar standards for the workplace and for product performance. Shifts in workforce demographics, working styles, and technology may impact the types of office furniture products purchased by our customers as smaller and more collaborative workstations gain popularity. The introduction of new products requires the coordination of the design, manufacturing, and marketing of such products. The design and engineering of certain new products can take nine to eighteen months or more, and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular product may be delayed or may be less successful than we originally anticipated. Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit sales growth or cause sales to decline. The EMS segment depends on industries that utilize technologically advanced electronic components which often have short life cycles. We must continue to invest in advanced equipment and product development to remain competitive in this area.
If customers do not perceive the Company's products to be innovative and of high quality, the Company's brand and name recognition could suffer. We believe that establishing and maintaining brand and name recognition is critical to our business. Promotion and enhancement of our brands will depend on the effectiveness of marketing and advertising efforts and on successfully providing innovative and high quality products and superior services. If customers do not perceive our products and services to be innovative and of high quality, the Company's brand and name recognition could suffer, which could have a material adverse effect on our business.
A loss of independent manufacturing representatives, dealers, or other sales channels could lead to a decline in sales of the Company's Furniture segment products. Our office furniture is marketed primarily through Company salespersons to end users, office furniture dealers, wholesalers, rental companies, and catalog houses. Our hospitality furniture is marketed to end users using independent manufacturing representatives. A significant loss within any of these sales channels could result in a sales decline and thus have an adverse impact on our financial position, results of operations, or cash flows.
The Company must effectively manage working capital. We closely monitor inventory and receivable efficiencies and continuously strive to improve these measures of working capital, but customer financial difficulties, cancellation or delay of customer orders, shifts in customer payment practices, transfers of production among our manufacturing facilities, or manufacturing delays could cause deteriorating working capital trends.
The Company's assets could become impaired. As business conditions change, we must continually evaluate and work toward the optimum asset base. It is possible that certain assets such as, but not limited to, facilities, equipment, intangible assets, or goodwill could be impaired at some point in the future depending on changing business conditions. If assets of the Company become impaired, the result could be an adverse impact on our financial position and results of operations.
There are inherent uncertainties involved in estimates, judgments, and assumptions used in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Any changes in estimates, judgments, and assumptions could have a material adverse effect on the Company's financial position, results of operations, or cash flows. Our financial statements filed with the SEC are prepared in accordance with U.S. GAAP, and the preparation of such financial statements includes making estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, and related reserves, revenues, expenses, and income. Estimates are inherently subject to change in the future, and such changes could result in corresponding changes to the amounts of assets, liabilities, income, or expenses and likewise could have an adverse effect on our financial position, results of operations, or cash flows.
Changes in financial accounting standards may affect the Company's financial position, results of operations, or cash flows. The Financial Accounting Standards Board (FASB) is considering various proposed rule changes. The SEC is considering options for incorporating International Financial Reporting Standards (IFRS) into the U.S. financial reporting system. The implementation of new accounting standards or changes to U.S. GAAP could adversely impact our financial position, results of operations, or cash flows.
Fluctuations in the Company's effective tax rate could have a significant impact on the Company's financial position, results of operations, or cash flows. The mix of pre-tax income or loss among the tax jurisdictions in which we operate that have varying tax rates could impact our effective tax rate. The Company is subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Judgment is required in determining the worldwide provision for income taxes, other tax liabilities, interest, and penalties. Future events could change management's assessment. The Company operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We have also made assumptions about the realization of deferred tax assets. Changes in these assumptions could result in a valuation allowance for these assets. Final determination of tax audits or tax disputes may be different from what is currently reflected by our income tax provisions and accruals.

A failure to comply with the financial covenants under the Company's $75 million credit facility could adversely impact the Company. Our credit facility requires the Company to comply with certain financial covenants. We believe the most significant covenants under this credit facility are the ratio of consolidated indebtedness to consolidated EBITDA (debt to EBITDA) and minimum net worth (excluding accumulated other comprehensive income). More detail on these financial covenants is discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 2013, we had no short-term borrowings under this credit facility and had total cash and cash equivalents of $103.6 million. In the future, a default on the financial covenants under our credit facility could cause an increase in the borrowing rates or could make it more difficult for us to secure future financing which could adversely affect the financial condition of the Company.
A failure to successfully implement information technology solutions or a lack of reasonable safeguards to maintain data security could adversely affect the Company. Our business depends on effective information technology systems which also are intended to minimize the risk of a security breach. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with changes in information processing technology and evolving industry standards. Implementation delays, poor execution, or a breach of information technology systems could disrupt our operations, damage our reputation, or increase costs related to the mitigation of, response to, or litigation arising from any such issue.
An inability to protect the Company's intellectual property could have a significant impact on business. We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third-party non-disclosure and assignment agreements. Because of the differences in foreign laws concerning proprietary rights, our intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States, and therefore in some parts of the world, we have limited protections, if any, for our intellectual property. Competing effectively depends, to a significant extent, on maintaining the proprietary nature of our intellectual property. The degree of protection offered by the claims of the various patents and trademarks may not be broad enough to provide significant proprietary protection or competitive advantages to the Company, and patents or trademarks may not be issued on pending or contemplated applications. In addition, not all of our products are covered by patents. It is also possible that our patents and trademarks may be challenged, invalidated, canceled, narrowed, or circumvented.
A third party could claim that the Company has infringed on their intellectual property rights. We could be notified of a claim regarding intellectual property rights which could lead to the Company spending time and money to defend or address the claim. Even if the claim is without merit, it could result in substantial costs and diversion of resources.
The Company's insurance may not adequately protect the Company from liabilities related to product defects. We maintain product liability and other insurance coverage that we believe to be generally in accordance with industry practices. However, our insurance coverage may not be adequate to protect us fully against substantial claims and costs that may arise from liabilities related to product defects, particularly if we have a large number of defective products or if the root cause is disputed.
The Company's failure to maintain Food and Drug Administration (FDA) registration of one or more of its registered manufacturing facilities could negatively impact the Company's ability to produce products for its customers in the medical industry.  To maintain FDA registration, the Company is subject to FDA audits of the manufacturing process. FDA audit failure could result in a partial or total suspension of production, fines, or criminal prosecution. Failure or noncompliance could have an adverse effect on our reputation in addition to an adverse impact on our financial position, results of operations, or cash flows.
The Company is subject to extensive environmental regulation and significant potential environmental liabilities. The past and present operation and ownership by the Company of manufacturing plants and real property are subject to extensive and changing federal, state, local, and foreign environmental laws and regulations, including those relating to discharges in air, water, and land, the handling and disposal of solid and hazardous waste, the use of certain hazardous materials in the production of select EMS products, and the remediation of contamination associated with releases of hazardous substances. In addition, the increased prevalence of global climate issues may result in new regulations that may negatively impact us. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by the Company, some of which could be material. In addition, any investigations or remedial efforts relating to environmental matters could involve material costs or otherwise result in material liabilities.
The Company's failure to retain the existing management team; maintain its engineering, technical, and manufacturing process expertise; and continue to attract qualified personnel could adversely affect the Company's business. Our success is dependent on keeping pace with technological advancements and adapting services to provide manufacturing capabilities which meet customers' changing needs. In addition, we must retain our qualified engineering and technical personnel and successfully anticipate and respond to technological changes in a cost effective and timely manner. Our culture and guiding principles focus on continuous training, motivating, and development of employees, and we strive to attract, motivate, and retain qualified personnel. Failure to retain and attract qualified personnel could adversely affect our business.
Turnover in personnel could cause manufacturing inefficiencies. The demand for manufacturing labor in certain geographic areas makes retaining experienced production employees difficult. Turnover could result in additional training and inefficiencies that could impact our operating results.
Natural disasters or other catastrophic events may impact the Company's production schedules and, in turn, negatively impact profitability. Natural disasters or other catastrophic events, including severe weather, terrorist attacks, power interruptions, and fires, could disrupt operations and likewise the ability to produce or deliver the Company's products.  Our manufacturing operations require significant amounts of energy, including natural gas and oil, and governmental regulations may control the allocation of such fuels to the Company.  Employees are an integral part of our business and events such as a pandemic could reduce the availability of employees reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in delayed or lost sales of the Company's products. In addition, any continuing disruption in our computer system could adversely affect the ability to receive and process customer orders, manufacture products, and ship products on a timely basis, and could adversely affect relations with customers, potentially resulting in reduction in orders from customers or loss of customers. We maintain insurance to help protect us from costs relating to some of these matters, but such may not be sufficient or paid in a timely manner to us in the event of such an interruption.
The requirements of being a public company may strain the Company's resources and distract management. The Company is subject to the reporting requirements of federal securities laws, including the Sarbanes-Oxley Act of 2002. Among other requirements, the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. The Company has expended and expects to continue to expend management time and resources maintaining documentation and testing internal control over financial reporting. While management's evaluation as of June 30, 2013 resulted in the conclusion that the Company's internal control over financial reporting was effective as of that date, we cannot predict the outcome of testing in future periods. If we conclude in future periods that our internal control over financial reporting is not effective, or if our independent registered public accounting firm is not able to render the required attestations, it could result in lost investor confidence in the accuracy, reliability, and completeness of the Company's financial reports.
Imposition of government regulations may significantly increase the Company's operating costs in the United States. Legislative and regulatory reforms by the U.S. federal government could significantly impact the profitability of the Company by burdening us with forced cost choices that cannot be recovered by increased pricing.

•
The United States healthcare reform legislation passed in 2010 and upheld by the Supreme Court in 2012 is likely to increase our total healthcare and related administrative expenses as the provisions of the law become effective. Governmental changes or delays to the provisions may likewise drive changes in our implementation plan causing inefficiencies and increasing our implementation costs even further. The changes resulting from this healthcare reform legislation could have a significant impact on our employment practices in the U.S., our financial position, results of operations, or cash flows.

•
International Traffic in Arms Regulations (ITAR) must be followed when producing defense related products for the U.S. government. A breach of these regulations could have an adverse impact on our financial condition, results of operations, or cash flows.

•
The Company imports a portion of its wood furniture products and is thus subject to an antidumping tariff on wooden bedroom furniture supplied from China. The tariffs are subject to review and could result in retroactive and prospective tariff rate increases which could have an adverse impact on our financial condition, results of operations, or cash flows.

Provisions of the Dodd-Frank Act relating to “Conflict Minerals” may increase the Company's costs and reduce the Company's sales levels. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo (DRC) and adjoining countries that are believed to benefit armed groups. As a result, the SEC has adopted new due diligence, disclosure, and reporting requirements for companies which manufacture products that include components containing such minerals, regardless of whether the minerals are actually mined in the DRC or adjoining countries. Such regulations could decrease the availability and increase the prices of components used in our products, particularly if we choose (or are required by our customers) to source such components from different suppliers than we use now. In addition, as our supply chain is complex and the process to comply with the new SEC rules will be cumbersome, we expect that the compliance process will be both time-consuming and costly. We may face reduced sales if we are unable to timely verify the origins of minerals contained in the components included in our products, or supply disruptions if our due diligence process reveals that materials we source originate in the DRC or adjoining countries.
The value of the Company's common stock may experience substantial fluctuations for reasons over which the Company may have little control. The value of common stock could fluctuate substantially based on a variety of factors, including, among others:

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

Item 1B - Unresolved Staff Comments
None.

Item 2 - Properties
The location and number of the Company's major manufacturing, warehousing, and service facilities, including the executive and administrative offices, as of June 30, 2013, are as follows:

	Number of Facilities
	Electronic Manufacturing Services	Furniture	Unallocated Corporate	Total
North America
Florida	1			1
Idaho		1		1
Indiana	1	13	4	18
Kentucky		2		2
Virginia		1		1
Mexico	1			1
Asia
China	1	1		2
Thailand	1			1
Europe
Poland	1			1
Total Facilities	6	18	4	28

The listed facilities occupy approximately 4,823,000 square feet in aggregate, of which approximately 4,733,000 square feet are owned and 90,000 square feet are leased. Square footage of these facilities is summarized by segment as follows:

	Approximate Square Footage
	Electronic Manufacturing Services	Furniture	Unallocated Corporate	Total
Owned	1,011,000	3,491,000	231,000	4,733,000
Leased	—	70,000	20,000	90,000
Total	1,011,000	3,561,000	251,000	4,823,000

Included in Unallocated Corporate are executive, national sales and administrative offices, and a recycling facility.
Generally, properties are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize a reduced second or third shift. Due to sales fluctuations, not all facilities were utilized at normal capacity during fiscal year 2013.
Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.
Operating leases for all facilities and related land, including twelve leased office furniture showroom facilities which are not included in the tables above, total 218,000 square feet and expire from fiscal year 2014 to 2056 with many of the leases subject to renewal options. The leased showroom facilities are in six states and the District of Columbia. See Note 4 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases.
We own approximately 500 acres of land which includes land where various Company facilities reside, including approximately 180 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities, and for possible future expansions).

Item 3 - Legal Proceedings
The Registrant and its subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation, individually and in the aggregate, is not expected to have a material adverse impact on the Company.

Item 4 - Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant

The executive officers of the Registrant as of August 26, 2013 are as follows:

(Age as of August 26, 2013)

Name	Age	Office and Area of Responsibility	Executive Officer Since
James C. Thyen	69	President, Chief Executive Officer, Director	1974
Douglas A. Habig	66	Chairman of the Board	1975
Donald D. Charron	49	Executive Vice President, President-Kimball Electronics Group, Director	1999
Robert F. Schneider	52	Executive Vice President, Chief Financial Officer	1992
John H. Kahle	56	Executive Vice President, General Counsel, Secretary	2004
Gary W. Schwartz	65	Executive Vice President, Chief Information Officer	2004
Donald W. Van Winkle	52	Vice President, President-Office Furniture Group	2010
Michelle R. Schroeder	48	Vice President, Chief Accounting Officer	2003

Executive officers are elected annually by the Board of Directors. All of the executive officers unless otherwise noted have been employed by the Company for more than the past five years in the principal occupation shown or some other executive capacity. Donald W. Van Winkle was appointed to Vice President, President-Office Furniture Group in February 2010. He had previously served as Vice President, General Manager of National Office Furniture from October 2003 until February 2010, and prior to that served as Vice President, Chief Finance and Administrative Officer for the Furniture Brands Group as well as other key finance roles within the Furniture segment since joining the Company in January 1991. Mr. Charron was appointed to our Board of Directors in February 2013.

PART II

Item 5 - Market for Registrant's Common Equity, Related Share Owner Matters and Issuer Purchases of Equity Securities
Market Prices
The Company's Class B Common Stock trades on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol: KBALB.  High and low sales prices by quarter for the last two fiscal years as quoted by the NASDAQ system were as follows:

	2013		2012
	High	Low	High	Low
First Quarter	$13.25	$7.70	$6.92	$4.61
Second Quarter	$13.10	$10.95	$6.09	$4.63
Third Quarter	$12.59	$8.48	$7.19	$5.15
Fourth Quarter	$10.80	$8.63	$7.84	$6.25

There is no established public trading market for the Company's Class A Common Stock.  However, Class A shares are convertible on a one-for-one basis to Class B shares.
Dividends
Our charter provisions require that, on a fiscal year basis, shares of Class B Common Stock are entitled to $0.02 per share dividend more than the annual dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock.  Dividends declared totaled $7.5 million for fiscal year 2013 and $7.4 million for fiscal year 2012. Dividends per share declared by quarter for fiscal year 2013 compared to fiscal year 2012 were as follows:

	2013		2012
	Class A	Class B	Class A	Class B
First Quarter	$0.045	$0.05	$0.045	$0.05
Second Quarter	0.045	0.05	0.045	0.05
Third Quarter	0.045	0.05	0.045	0.05
Fourth Quarter	0.045	0.05	0.045	0.05
Total Dividends	$0.180	$0.20	$0.180	$0.20
Share Owners
On August 12, 2013, the Company's Class A Common Stock was owned by 498 Share Owners of record, and the Company's Class B Common Stock was owned by 1,445 Share Owners of record, of which 265 also owned Class A Common Stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters of Part III.
Issuer Purchases of Equity Securities
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. The Company did not repurchase any shares under the repurchase program during the fourth quarter of fiscal year 2013. At June 30, 2013, two million shares remained available under the repurchase program.
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
The graph below compares the cumulative total return to Share Owners of the Company's Class B Common Stock from June 30, 2008 through June 30, 2013, the last business day in the respective fiscal years, to the cumulative total return of the NASDAQ Stock Market (U.S. and Foreign) and a peer group index for the same period of time.  Due to the diversity of its operations, the Company is not aware of any public companies that are directly comparable to it.  Therefore, the peer group index is comprised of publicly traded companies in both of the Company's segments, as follows:
EMS segment:  Benchmark Electronics, Inc., Jabil Circuit, Inc., Plexus Corp.
Furniture segment:  HNI Corporation, Knoll, Inc., Steelcase Inc., Herman Miller, Inc.
In order to reflect the segment allocation of Kimball International, Inc., a market capitalization-weighted index was first computed for each segment group, then a composite peer group index was calculated based on each segment's proportion of net sales to total consolidated sales for each fiscal year.  The public companies included in the peer group have a larger revenue base than each of our business segments.
The graph assumes $100 is invested in the Company's stock and each of the two indexes at the closing market quotations on June 30, 2008 and that dividends are reinvested.  The performances shown on the graph are not necessarily indicative of future price performance.
Comparison of Cumulative Five Year Total Return

	2008	2009	2010	2011	2012	2013
Kimball International, Inc.	$100.00	$79.37	$72.15	$86.50	$107.14	$137.70
NASDAQ Stock Market (U.S. & Foreign)	$100.00	$80.85	$93.76	$124.45	$133.15	$156.59
Peer Group Index	$100.00	$66.43	$98.35	$133.15	$118.01	$145.34

Item 6 - Selected Financial Data
This information should be read in conjunction with Item 8 - Financial Statements and Supplementary Data and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2013	2012	2011	2010	2009
Net Sales	$1,203,134	$1,142,061	$1,202,597	$1,122,808	$1,207,420
Net Income	$19,879	$11,634	$4,922	$10,803	$17,328
Earnings Per Share:
Basic:
Class A	$0.50	$0.29	$0.12	$0.27	$0.46
Class B	$0.53	$0.31	$0.14	$0.29	$0.47
Diluted:
Class A	$0.49	$0.29	$0.12	$0.27	$0.46
Class B	$0.52	$0.31	$0.14	$0.29	$0.47
Total Assets	$644,519	$595,516	$626,312	$636,751	$642,269
Long-Term Debt, Less Current Maturities	$294	$273	$286	$299	$360
Cash Dividends Per Share:
Class A	$0.18	$0.18	$0.18	$0.18	$0.40
Class B	$0.20	$0.20	$0.20	$0.20	$0.42
Fiscal year 2013 net income included $0.3 million ($0.01 per diluted share) of after-tax restructuring expenses.
Fiscal year 2012 net income included $2.1 million ($0.06 per diluted share) of after-tax restructuring expenses.
Fiscal year 2011 net income included $0.6 million ($0.01 per diluted share) of after-tax restructuring expenses.
Fiscal year 2010 net income included $1.2 million ($0.03 per diluted share) of after-tax restructuring expenses, $2.0 million ($0.05 per diluted share) of after-tax income resulting from settlement proceeds related to an antitrust lawsuit of which the Company was a class member, and $7.7 million ($0.20 per diluted share) of after-tax income from the sale of the facility and land in Poland.
Fiscal year 2009 net income included $1.8 million ($0.04 per diluted share) of after-tax restructuring expenses, $9.1 million ($0.24 per diluted share) of after-tax non-cash goodwill impairment, $1.6 million ($0.04 per diluted share) of after-tax income from earnest money deposits retained by the Company resulting from the termination of a contract to sell the Company's Poland facility and land, and $18.9 million ($0.51 per diluted share) of after-tax gains on the sale of undeveloped land holdings and timberlands.
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
Kimball International, Inc. ("the Company," "Kimball," "we," us," or "our") provides a variety of products from our two business segments: the Electronic Manufacturing Services (EMS) segment and the Furniture segment. The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities globally to the automotive, medical, industrial, and public safety industries. The Furniture segment provides furniture for the office and hospitality industries, sold under Kimball's family of brand names.
The pace of the economic recovery has been slow, and key economic indicators are showing mixed trends. The uncertainty has the tendency to cause disruption in business strategy, execution, and timing in many of the markets in which we compete.
EMS industry projections (by IDC and IHS in the February 2013 MMI publication) are forecasting growth for calendar year 2013 over 2012 in the 5% to 6% range. Growth projections for calendar year 2014 are in the 4% to 8% range. Additionally, in June 2013 the Semiconductor Industry Association (SIA) endorsed a forecast for year-over-year semiconductor sales growth of 2% for calendar year 2013 and 5% for calendar year 2014, and although the Company does not directly serve this market, it may be indicative of the end market demand for products utilizing electronic components. Kimball's focus is on the four key vertical markets of automotive, medical, industrial, and public safety within our EMS segment. Our overall expectation for the EMS market is that of moderate growth, but with mixed demand. The automotive end market is benefiting from relative strength in the U.S. market and an uptick in the Chinese automotive market, while demand in other geographies such as Europe continues to be less certain due to the lingering impact of the European debt crisis.  The industrial market demand is improving but continues to reflect a lower demand for heating, cooling, and ventilation (HVAC) products than historical levels.  Demand in the medical and public safety markets remains stable.
The Business and Institutional Furniture Manufacturer Association (BIFMA) forecast (by IHS as of May 2013) projects a year-over-year increase in the office furniture industry for calendar year 2013 of 4% driven by stronger growth in the latter half of calendar year 2013. Improved year-over-year growth of 8% is projected for calendar year 2014. The hospitality furniture market forecast (June 2013 PwC and PKF Hospitality Research reports) projects an increase in occupancy rates of 1% and an increase in RevPAR (Revenue Per Available Room) of 6% for calendar year 2013 over calendar year 2012. For calendar year 2014, occupancy is forecast to increase 1% to 2%, and RevPAR is forecast to increase in the range of 6% to 8%.
The Company's focus on cost control continues. At the same time, we plan to continue to invest in capital expenditures prudently for projects in support of both organic growth and potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. We also continue to closely monitor market changes and our liquidity in order to proactively adjust our operating costs, discretionary capital spending, and dividend levels as needed. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of Kimball's profit sharing incentive bonus plan is that it is linked to our worldwide, group, or business unit performance which is designed to adjust compensation expense as profits change.
We continue to maintain a strong balance sheet, which included minimal long-term debt of $0.3 million and Share Owners' equity of $404.5 million as of June 30, 2013. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, was $185.2 million at June 30, 2013.
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

•
Due to the contract and project nature of the EMS and Furniture industries, fluctuation in the demand for the Company's products and variation in the gross margin on those projects is inherent to our business. Effective management of the manufacturing capacity is and will continue to be critical to our success.

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
Fiscal Year 2013 Results of Operations
Financial Overview - Consolidated
Fiscal year 2013 consolidated net sales were $1.20 billion compared to fiscal year 2012 net sales of $1.14 billion, a 5% increase, resulting from a 14% net sales increase in the EMS segment which more than offset a 5% net sales decrease in the Furniture segment. Fiscal year 2013 net income was $19.9 million, or $0.52 per Class B diluted share, inclusive of $0.3 million, or $0.01 per Class B diluted share, of after-tax restructuring costs. The Company recorded net income for fiscal year 2012 of $11.6 million, or $0.31 per Class B diluted share, inclusive of $2.1 million, or $0.06 per Class B diluted share, of after-tax restructuring costs primarily related to the European consolidation plan.

Consolidated gross profit as a percent of net sales improved to 18.6% for fiscal year 2013 from 18.4% in fiscal year 2012 due to margin improvement in the EMS segment, which was partially offset by a decline in Furniture segment margin coupled with a shift in sales mix (as depicted in the table below) toward the EMS segment which operates at a lower gross profit percentage than the Furniture segment. Gross profit is discussed in more detail in the segment discussions below.

Segment Net Sales as a % of Consolidated Net Sales	Year Ended
	June 30
	2013	2012
EMS segment	58%	54%
Furniture segment	42%	46%
Fiscal year 2013 consolidated selling and administrative expenses as a percent of net sales increased 0.2 of a percentage point compared to fiscal year 2012, and increased 6.5% in absolute dollars primarily due to increased incentive compensation costs. In addition, we recorded $2.0 million more expense within selling and administrative expenses in fiscal year 2013 than fiscal year 2012 related to the normal revaluation to fair value of the Company's Supplemental Employee Retirement Plan (SERP) liability. The revaluation of the SERP liability recorded in selling and administrative expenses is exactly offset by the revaluation of the SERP investment recorded in Other Income (Expense), and thus there was no effect on net income. Employee contributions comprise approximately 90% of the SERP investment.
Fiscal year 2013 other expense, net totaled $0.3 million compared to $0.7 million for fiscal year 2012. Other income (expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2013	2012
Interest Income	$404	$430
Interest Expense	(35)	(35)
Foreign Currency/Derivative Gain (Loss)	(112)	568
Gain (Loss) on Supplemental Employee Retirement Plan Investment	2,000	(3)
Impairment Loss on Privately-Held Investment	(1,019)	(715)
Loss on Stock Warrants	(885)	(526)
Other	(691)	(406)
Other Expense, net	$(338)	$(687)
The impairment loss on privately-held investment and the loss on stock warrants listed in the table above both relate to the Company's investment in one privately-held company. See the Notes to Consolidated Financial Statements for more detailed information.
The fiscal year 2013 effective tax rate of 12.3% was favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory tax rates than the U.S. The fiscal year 2012 effective tax rate was 34.3%. See Note 8 - Income Taxes of Notes to Consolidated Financial Statements for more information.
Comparing the balance sheet as of June 30, 2013 to June 30, 2012, the increase in accounts receivable was primarily a result of higher EMS segment sales volumes and a shift in the mix of EMS segment sales at the end of fiscal year 2013 toward customers with longer payment terms. Kimball's accounts payable balance increased primarily due to higher costs resulting from increased EMS segment production volumes.

Electronic Manufacturing Services Segment
EMS segment results follow:

	At or For the Year
	Ended June 30
(Amounts in Millions)	2013	2012	% Change
Net Sales	$703.1	$616.8	14%
Operating Income	$27.5	$8.9	209%
Operating Income %	3.9%	1.4%
Net Income	$21.1	$6.6	222%
Restructuring Expense, net of tax	$0.1	$1.7
Open Orders	$174.5	$170.6	2%
Fiscal year 2013 EMS segment net sales to customers in the automotive, medical, industrial, and public safety industries all increased compared to fiscal year 2012. Open orders as of June 30, 2013 were up 2% compared to June 30, 2012. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of the Company's business.
Fiscal year 2013 EMS segment gross profit as a percent of net sales improved 2.0 percentage points when compared to fiscal year 2012. The improvement in gross profit as a percent of net sales was primarily the result of leverage gained on higher revenue as well as benefits gained from global purchasing efforts and operating efficiencies related to continuous improvement initiatives. The EMS segment fiscal year 2013 gross profit was also favorably impacted by the benefits realized from restructuring activities in which two facilities were closed during the second quarter of fiscal year 2012. EMS segment fiscal year 2013 gross profit was unfavorably impacted by a $1.4 million inventory reserve recorded relating to a customer that notified us they are going out of business.
EMS segment selling and administrative expenses in absolute dollars increased 15% in fiscal year 2013 as compared to fiscal year 2012, and were flat as a percent of net sales due to the higher sales volumes. The selling and administrative expenses increased primarily due to higher incentive compensation costs related to the significant improvement in the EMS segment earnings.
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
EMS segment Other Income (Expense) for fiscal year 2013 totaled expense of $0.9 million, compared to expense of $0.3 million in fiscal year 2012. The variance in Other Income (Expense) was primarily related to net foreign currency exchange movement.
Included in this segment were a significant amount of sales to Johnson Controls, Inc. which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Year Ended June 30
	2013	2012
Johnson Controls, Inc. sales as a percent of consolidated net sales	10%	9%
Johnson Controls, Inc. sales as a percent of EMS segment net sales	17%	17%
The nature of the electronic manufacturing services industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures.
Risk factors within the EMS segment include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their electronics manufacturing. The continuing success of this segment is dependent upon our ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on our performance are located within Item 1A - Risk Factors.
Furniture Segment
Furniture segment results follow:

	At or For the Year
	Ended June 30
(Amounts in Millions)	2013	2012	% Change
Net Sales	$500.0	$525.3	(5)%
Operating Income (Loss)	$(0.4)	$11.9	(103)%
Operating Income (Loss) %	(0.1)%	2.3%
Net Income	$0.1	$7.0	(99)%
Open Orders	$95.7	$72.0	33%
The fiscal year 2013 net sales decrease in the Furniture segment compared to fiscal year 2012 resulted primarily from decreased net sales of hospitality furniture and to a lesser extent from decreased net sales of office furniture. The lower hospitality furniture net sales were due to two unusually large custom projects that were completed during fiscal year 2012. The decrease in office furniture net sales was due to decreased sales volumes which more than offset the positive impact of price increases net of incremental discounting. The largest driver of the decreased office furniture sales volumes was lower sales to the federal government.
Fiscal year 2013 sales of newly introduced office furniture products which have been sold for less than twelve months approximated $8.9 million. Open orders of furniture products at June 30, 2013 increased 33% from the orders open as of June 30, 2012 on higher orders of both office furniture and hospitality furniture. Open orders at a point in time may not be indicative of future sales trends.
Fiscal year 2013 Furniture segment gross profit as a percent of net sales declined 0.4 of a percentage point when compared to fiscal year 2012. Items unfavorably impacting the year-over-year gross margin comparison were the loss of leverage due to lower current year sales volumes, an unfavorable sales mix, a prior year favorable impact resulting from a decrease in the LIFO inventory reserve, and a prior year recovery of previously paid import duties related to a retroactive change in a tariff rate. Fiscal year 2013 gross profit as a percent of net sales was favorably impacted by sales price increases net of incremental discounting and by lower commodity costs.
Compared to fiscal year 2012, fiscal year 2013 selling and administrative expenses as a percent of net sales increased 1.9 percentage points largely due to the lower sales volumes and also due to a 2.1% absolute dollar increase in selling and administrative expenses driven by higher incentive compensation costs which were partially offset by decreased sales and marketing costs and decreased commission expense.
Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, financial stability of customers and suppliers, supply chain cost pressures, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on our performance are located within Item 1A - Risk Factors.

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
Fiscal year 2012 consolidated selling and administrative expenses decreased 1.6% in absolute dollars, but increased as a percent of net sales, compared to fiscal year 2011, on decreased operating leverage due to lower revenue. We recorded $3.1 million less expense within selling and administrative expenses in fiscal year 2012 than fiscal year 2011 related to the normal revaluation to fair value of the Company's SERP liability. The revaluation of the SERP liability recorded in selling and administrative expenses is exactly offset by the revaluation of the SERP investment recorded in Other Income (Expense); therefore, there was no effect on net earnings. Partially offsetting the lower SERP expense was an increase in incentive compensation expenses in fiscal year 2012 as compared to fiscal year 2011.
Fiscal year 2012 other expense, net totaled $0.7 million compared to other income, net of $2.0 million for fiscal year 2011. Other Income (Expense) consisted of the following:

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
The impairment loss on privately-held investment, the impairment loss on convertible debt securities, and the gain (loss) on stock warrants listed in the table above all relate to Kimball's investment in one privately-held company. See the Notes to Consolidated Financial Statements for more detailed information.
The fiscal year 2012 effective tax rate was 34.3%. The fiscal year 2011 effective tax rate was (10.9)% as relatively low pre-tax income coupled with the favorable impact of the Company's earnings mix and the research and development credit resulted in a tax benefit despite our pre-tax income. The mix of earnings between U.S. and foreign jurisdictions largely contributed to the overall tax benefit due to losses in the U.S. which have a higher statutory tax rate than our foreign operations which were profitable in fiscal year 2011. See Note 8 - Income Taxes of Notes to Consolidated Financial Statements for more information.

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
EMS segment Other Income (Expense) for fiscal year 2012 totaled expense of $0.3 million, compared to expense of $1.9 million in fiscal year 2011. The variance in Other Income (Expense) was primarily related to net foreign currency exchange movement.
Included in this segment were a significant amount of sales to Bayer AG affiliates in fiscal year 2011 which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Year Ended June 30
	2012	2011
Bayer AG affiliated sales as a percent of consolidated net sales	—%	11%
Bayer AG affiliated sales as a percent of EMS segment net sales	1%	19%
Kimball's sales to Bayer AG declined due to the expiration of our primary manufacturing contract with this customer.  This contract accounted for a majority of the sales to Bayer AG during fiscal year 2011. Margins on the Bayer AG product were generally lower than the Company's other EMS products.

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

Liquidity and Capital Resources
Working capital at June 30, 2013 was $214.4 million compared to working capital of $191.0 million at June 30, 2012. The current ratio was 2.0 at both June 30, 2013 and June 30, 2012.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (DSO), for fiscal year 2013 of 44.0 days improved compared to the 45.7 days for fiscal year 2012. We define DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. Our Production Days Supply on Hand (PDSOH) of inventory measure for fiscal year 2013 declined to 55.6 days from 58.9 days for fiscal year 2012. The improved PDSOH compared to the prior fiscal year resulted from ongoing successful initiatives to reduce or maintain EMS segment inventory levels as the business grows. We define PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.
Kimball's short-term liquidity available, represented as cash and cash equivalents plus the unused amounts of our credit facilities, totaled $185.2 million at June 30, 2013 compared to $181.2 million at June 30, 2012.
Our cash and cash equivalents position improved to $103.6 million at June 30, 2013 from $75.2 million at June 30, 2012. We had no short-term borrowings outstanding as of June 30, 2013 or June 30, 2012. Operating activities generated $63.9 million of cash flow in fiscal year 2013 compared to the $59.0 million of cash generated by operating activities in fiscal year 2012. During fiscal year 2013, we reinvested $28.8 million into capital investments for the future with the largest investments being made for manufacturing equipment and facility improvements within both segments. Kimball also paid $7.4 million of dividends in fiscal year 2013. Consistent with our historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During fiscal year 2014, we expect to continue to invest in capital expenditures prudently, particularly for projects including potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.

During fiscal year 2013, Kimball entered into a credit agreement which amended, restated, and extended the Company's previously existing primary five-year credit facility. Kimball elected to decrease the borrowing limit on our primary credit facility to $75 million from the $100 million under the previous agreement. We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient for the foreseeable future.
At both June 30, 2013 and June 30, 2012, we had no short-term borrowings outstanding under either the $75 million credit facility or the former $100 million credit facility. At June 30, 2013, the Company had $3.9 million in letters of credit against the $75 million credit facility.
The $75 million credit facility has a maturity date of December 2017, and allows for both issuances of letters of credit and cash borrowings. The $75 million credit facility provides an option to increase the amount available for borrowing to $115 million at our request, subject to the consent of the participating banks. The $75 million credit facility requires us to comply with certain debt covenants, the most significant of which are the ratio of consolidated indebtedness to consolidated EBITDA (debt to EBITDA) and minimum net worth (excluding accumulated other comprehensive income). We were in compliance with the respective debt covenants of both the $75 million credit facility and the previous $100 million credit facility during the fiscal year ended June 30, 2013.
The table below compares the actual net worth and debt to EBITDA ratio with the limits specified in the credit agreement.

Covenant	At or For the Period Ended June 30, 2013	Limit As Specified in Credit Agreement	Excess
Minimum Net Worth	$407,982,000	$362,000,000	$45,982,000
Debt to EBITDA Ratio	0.08	3.00	2.92
The debt to EBITDA Ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.
In addition to the $75 million credit facility, the Company can opt to utilize foreign credit facilities which are available to satisfy short-term cash needs at a specific foreign location rather than funding from intercompany sources. We maintain a $2.7 million foreign credit facility for our EMS segment operation in Thailand which is backed by the $75 million revolving credit facility via a letter of credit. We have a credit facility for our EMS segment operation in Poland, which allows for multi-currency borrowings up to 6.0 million Euro equivalent (approximately $7.8 million U.S. dollars at June 30, 2013 exchange rates). These foreign credit facilities can be canceled at any time by either the bank or by us. We had no borrowings outstanding under these foreign credit facilities as of June 30, 2013 or June 30, 2012.
Total availability to borrow in USD equivalent under all of our credit facilities totaled $81.6 million at June 30, 2013.
Another source of funds in addition to our credit facilities has been our ability to generate cash from operations to meet our liquidity obligations which could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our products, loss of key contract customers, the ability of Kimball to generate profits, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.
The preceding statements include forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Fair Value
During fiscal year 2013, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. The Company's foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
During fiscal year 2010, we purchased the convertible debt securities of a privately-held company with the principal and interest due in June 2011. We also received stock warrants to purchase the common and preferred stock of the privately-held company at a specified exercise price. During fiscal year 2011, the convertible debt securities experienced an other-than-temporary decline in fair value resulting in a $1.2 million impairment loss and, upon a qualified financing, were subsequently converted to non-marketable equity securities. Also during fiscal year 2011, the revaluation of stock warrants resulted in a $1.0 million derivative gain as a result of the qualified financing. During fiscal year 2012, the privately-held company experienced delays in their start-up, and therefore initiated another round of financing that we chose not to participate in, which resulted in the automatic conversion of preferred shares and warrants to common shares and warrants. Upon the conversion, the equity securities and warrants were revalued, resulting in an impairment loss of $0.7 million on the equity securities and a $0.5 million derivative loss on the stock warrants during fiscal year 2012. During fiscal year 2013, due to certain events and changes in circumstances that had an adverse effect on the fair value of the investment in the privately-held company, we revalued the investment which resulted in a $1.0 million impairment loss on the equity securities and a $0.9 million derivative loss on the stock warrants.
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
See Note 10 - Fair Value of Notes to Consolidated Financial Statements for more information.

Contractual Obligations
The following table summarizes the Company's contractual obligations as of June 30, 2013.

	Payments Due During Fiscal Years Ending June 30
(Amounts in Millions)	Total	2014	2015-2016	2017-2018	Thereafter
Recorded Contractual Obligations: (a)
Long-Term Debt Obligations (b)	$0.3	$—	$—	$0.1	$0.2
Other Long-Term Liabilities Reflected on the Balance Sheet (c) (d) (e)	29.1	8.5	3.8	4.2	12.6
Unrecorded Contractual Obligations:
Operating Leases (e)	12.3	3.2	4.0	1.8	3.3
Purchase Obligations (f)	195.3	181.6	8.0	5.7	—
Other	0.2	—	0.1	—	0.1
Total	$237.2	$193.3	$15.9	$11.8	$16.2

(a)	As of June 30, 2013, the Company had less than $0.1 million of Capital Lease Obligations.

(b)
Refer to Note 5 - Long-Term Debt and Credit Facilities of Notes to Consolidated Financial Statements for more information regarding Long-Term Debt Obligations. Accrued interest is also included on the Long-Term Debt Obligations line. The fiscal year 2014 amount includes less than $0.1 million of long-term debt obligations due in fiscal year 2014 which were recorded as a current liability. The estimated interest not yet accrued related to debt is included in the Other line item within the Unrecorded Contractual Obligations.

(c)	The timing of payments of certain items included on the "Other Long-Term Liabilities Reflected on the Balance Sheet" line above is estimated based on the following assumptions:

•
The timing of SERP payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants. The fiscal year 2014 amount includes $7.0 million for SERP payments recorded as current liabilities.

•
The timing of severance plan payments is estimated based on the average remaining service life of employees. The fiscal year 2014 amount includes $1.0 million for severance payments recorded as a current liability.

•	The timing of warranty payments is estimated based on historical data. The fiscal year 2014 amount includes $0.5 million for short-term warranty payments recorded as a current liability.

(d)
Excludes $4.7 million of long-term unrecognized tax benefits and associated accrued interest and penalties along with deferred tax liabilities and miscellaneous other long-term tax liabilities which are not tied to a contractual obligation and for which the Company cannot make a reasonably reliable estimate of the period of future payments.

(e)	Refer to Note 4 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information regarding Operating Leases and certain Other Long-Term Liabilities.

(f)
Purchase Obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. The amounts listed above for purchase obligations include contractual commitments for items such as raw materials, supplies, capital expenditures, services, and software acquisitions/license commitments. Cancellable purchase obligations that the Company intends to fulfill are also included in the purchase obligations amount listed above through fiscal year 2018. In certain instances, such as when lead times dictate, the Company enters into contractual agreements for material in excess of the levels required to fulfill customer orders. In turn, agreements with the customers cover a portion of that exposure for the material which was purchased prior to having a firm order.

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

Critical Accounting Policies
Kimball's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. Management overlays a fundamental philosophy of valuing its assets and liabilities in an appropriately conservative manner. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of our consolidated financial statements and are the policies that are most critical in the portrayal of Kimball's financial position and results of operations. Management has discussed these critical accounting policies and estimates with the Audit Committee of the Company's Board of Directors and with the Company's independent registered public accounting firm.
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

•
Sales returns and allowances - At the time revenue is recognized certain provisions may also be recorded, including a provision for returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At June 30, 2013 and June 30, 2012, the reserve for returns and allowances was $1.7 million and $2.5 million, respectively. The returns and allowances reserve approximated 1% to 2% of gross trade receivables during fiscal years 2013 and 2012.

•
Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at June 30, 2013 and June 30, 2012 was $1.8 million and $0.8 million, respectively, with a large portion of the increase attributable to one Furniture segment customer. This reserve approximated 1% of gross trade accounts receivable during fiscal years 2013 and 2012.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 16% and 10% of consolidated inventories at June 30, 2013 and June 30, 2012, respectively, including approximately 87% and 78% of the Furniture segment inventories at June 30, 2013 and June 30, 2012, respectively. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on our balance sheet are adjusted for excess and obsolete inventory. In general, we purchase materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and we have a general philosophy to only purchase materials to the extent covered by a written commitment from our customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. We may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
Self-insurance reserves - Kimball is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2013 and June 30, 2012, our accrued liabilities for self-insurance exposure were $3.5 million and $3.9 million, respectively.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.9 million at June 30, 2013 and $3.8 million at June 30, 2012.
New Accounting Standards
See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk: Kimball operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates from levels at June 30, 2013 and 2012 relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period.

Equity Risk: Kimball holds an investment in the non-marketable equity securities and stock warrants of a privately-held company. If the private company experiences certain events or circumstances, such as the loss of customers, the inability to achieve growth initiatives, or if there are factors beyond its control in the markets which it serves, the private company's performance could be affected materially resulting in a loss of some or all of its value, which could result in an other-than-temporary impairment of the investment. If an other-than-temporary impairment of fair value would occur, the investment would be adjusted down to its fair value and an impairment charge would be recognized in earnings.

During fiscal year 2013, due to certain events and changes in circumstances that had an adverse effect on the fair value of the investment in the privately-held company, we revalued the investment which resulted in a $1.0 million impairment loss on the equity securities and a $0.9 million derivative loss on the stock warrants. During fiscal year 2012, the privately-held company experienced delays in their start-up, and therefore initiated another round of financing that the Company chose not to participate in, which resulted in the automatic conversion of preferred shares and warrants to common shares and warrants. Upon the conversion, the equity securities and warrants were revalued, resulting in an impairment loss of $0.7 million on the equity securities and a $0.5 million derivative loss on stock warrants. The non-marketable equity investment had a carrying amount of $0.1 million and $1.1 million as of June 30, 2013 and 2012, respectively, and the stock warrants had a carrying amount of $0.0 million and $0.9 million as of June 30, 2013 and 2012, respectively.

Item 8 - Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Kimball International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting and for the preparation and integrity of the accompanying financial statements and other related information in this report. The consolidated financial statements of the Company and its subsidiaries, including the footnotes, were prepared in accordance with accounting principles generally accepted in the United States of America and include judgments and estimates, which in the opinion of management are applied on an appropriately conservative basis. We maintain a system of internal and disclosure controls intended to provide reasonable assurance that assets are safeguarded from loss or material misuse, transactions are authorized and recorded properly, and that the accounting records may be relied upon for the preparation of the financial statements. This system is tested and evaluated regularly for adherence and effectiveness by employees who work within the internal control processes, by our staff of internal auditors, as well as by the independent registered public accounting firm in connection with their annual audit.
The Audit Committee of the Board of Directors, which is comprised of directors who are not employees of the Company, meets regularly with management, our internal auditors, and the independent registered public accounting firm to review our financial policies and procedures, our internal control structure, the objectivity of our financial reporting, and the independence of the independent registered public accounting firm. The internal auditors and the independent registered public accounting firm have free and direct access to the Audit Committee, and they meet periodically, without management present, to discuss appropriate matters.
Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2013.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included herein.

/s/ JAMES C. THYEN
James C. Thyen
President,
Chief Executive Officer
August 26, 2013

/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Executive Vice President,
Chief Financial Officer
August 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Share Owners of Kimball International, Inc.:
We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, share owners' equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 26, 2013

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	June 30, 2013	June 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$103,600	$75,197
Receivables, net of allowances of $2,791 and $1,367, respectively	160,767	139,467
Inventories	123,998	117,681
Prepaid expenses and other current assets	39,013	44,636
Assets held for sale	1,521	1,709
Total current assets	428,899	378,690
Property and Equipment, net of accumulated depreciation of $371,232 and $357,808, respectively	185,744	186,099
Goodwill	2,511	2,480
Other Intangible Assets, net of accumulated amortization of $62,147 and $65,824, respectively	5,276	6,206
Other Assets	22,089	22,041
Total Assets	$644,519	$595,516

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$23	$14
Accounts payable	155,709	137,423
Dividends payable	1,863	1,843
Accrued expenses	56,856	48,460
Total current liabilities	214,451	187,740
Other Liabilities:
Long-term debt, less current maturities	294	273
Other	25,268	21,275
Total other liabilities	25,562	21,548
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 12,025,000 (14,359,000 in 2012)	601	718
Class B - Shares authorized: 100,000,000 Shares issued: 31,000,000 (28,666,000 in 2012)	1,550	1,433
Additional paid-in capital	4,448	635
Retained earnings	462,957	452,093
Accumulated other comprehensive loss	(3,477)	(4,963)
Less: Treasury stock, at cost:
Class A - 3,843,000 shares (4,020,000 in 2012)	(47,152)	(49,235)
Class B - 1,101,000 shares (1,104,000 in 2012)	(14,421)	(14,453)
Total Share Owners' Equity	404,506	386,228
Total Liabilities and Share Owners' Equity	$644,519	$595,516
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2013	2012	2011
Net Sales	$1,203,134	$1,142,061	$1,202,597
Cost of Sales	979,386	932,106	1,008,005
Gross Profit	223,748	209,955	194,592
Selling and Administrative Expenses	200,331	188,148	191,167
Restructuring Expense	416	3,418	1,009
Operating Income	23,001	18,389	2,416
Other Income (Expense):
Interest income	404	430	820
Interest expense	(35)	(35)	(121)
Non-operating income	2,381	1,096	4,542
Non-operating expense	(3,088)	(2,178)	(3,220)
Other income (expense), net	(338)	(687)	2,021
Income Before Taxes on Income	22,663	17,702	4,437
Provision (Benefit) for Income Taxes	2,784	6,068	(485)
Net Income	$19,879	$11,634	$4,922

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.50	$0.29	$0.12
Class B	$0.53	$0.31	$0.14
Diluted Earnings Per Share:
Class A	$0.49	$0.29	$0.12
Class B	$0.52	$0.31	$0.14
Average Number of Shares Outstanding:
Basic:
Class A	8,584	10,387	10,493
Class B	29,479	27,494	27,233
Totals	38,063	37,881	37,726
Diluted:
Class A	9,043	10,593	10,639
Class B	29,479	27,494	27,234
Totals	38,522	38,087	37,873
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2013			Year Ended June 30, 2012			Year Ended June 30, 2011
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$19,879			$11,634			$4,922
Other comprehensive income (loss):
Foreign currency translation adjustments	$1,952	$(120)	$1,832	$(10,156)	$1,922	$(8,234)	$13,218	$(2,905)	$10,313
Postemployment severance actuarial change	1	—	1	1,265	(505)	760	1,501	(599)	902
Derivative gain (loss)	1,206	(380)	826	(192)	302	110	1,063	(489)	574
Reclassification to (earnings) loss:
Foreign currency translation adjustments	—	—	—	(493)	—	(493)	—	—	—
Derivatives	(2,136)	583	(1,553)	1,069	(346)	723	(1,555)	523	(1,032)
Amortization of prior service costs	286	(114)	172	286	(114)	172	286	(115)	171
Amortization of actuarial change	344	(136)	208	633	(252)	381	774	(309)	465
Other comprehensive income (loss)	$1,653	$(167)	$1,486	$(7,588)	$1,007	$(6,581)	$15,287	$(3,894)	$11,393
Total comprehensive income			$21,365			$5,053			$16,315

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$19,879	$11,634	$4,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,758	30,973	31,207
Gain on sales of assets	(181)	(28)	(35)
Restructuring	188	439	—
Deferred income tax and other deferred charges	(962)	3,561	3,658
Stock-based compensation	5,023	1,443	1,284
Excess tax benefits from stock-based compensation	(567)	(41)	—
Other, net	3,362	2,301	963
Change in operating assets and liabilities:
Receivables	(19,549)	6,655	2,975
Inventories	(5,844)	20,472	3,243
Prepaid expenses and other current assets	6,207	6,430	(5,004)
Accounts payable	17,693	(7,081)	(28,524)
Accrued expenses	7,854	(17,739)	6,660
Net cash provided by operating activities	63,861	59,019	21,349
Cash Flows From Investing Activities:
Capital expenditures	(27,555)	(26,943)	(31,371)
Proceeds from sales of assets	786	2,566	941
Purchases of capitalized software	(1,200)	(1,323)	(1,839)
Other, net	(62)	(13)	(1,458)
Net cash used for investing activities	(28,031)	(25,713)	(33,727)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	—	—	88,750
Payments on revolving credit facility	—	—	(88,750)
Net change in capital leases and long-term debt	30	(11)	(62)
Dividends paid to Share Owners	(7,430)	(7,363)	(7,330)
Excess tax benefits from stock-based compensation	567	41	—
Repurchase of employee shares for tax withholding	(875)	(337)	(278)
Net cash used for financing activities	(7,708)	(7,670)	(7,670)
Effect of Exchange Rate Change on Cash and Cash Equivalents	281	(1,848)	6,115
Net Increase (Decrease) in Cash and Cash Equivalents	28,403	23,788	(13,933)
Cash and Cash Equivalents at Beginning of Year	75,197	51,409	65,342
Cash and Cash Equivalents at End of Year	$103,600	$75,197	$51,409
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners' Equity
	Class A	Class B
Amounts at June 30, 2010	$718	$1,433	$119	$454,800	$(9,775)	$(69,867)	$377,428
Net income				4,922			4,922
Other comprehensive income					11,393		11,393
Issuance of non-restricted stock (39,000 shares)			(556)	(107)		499	(164)
Net exchanges of shares of Class A and Class B common stock (215,000 shares)			(551)	(728)		1,279	—
Compensation expense related to stock incentive plans			1,284				1,284
Performance share issuance (99,000 shares)			(66)	(1,378)		1,317	(127)
Dividends declared:
Class A ($0.18 per share)				(1,889)			(1,889)
Class B ($0.20 per share)				(5,448)			(5,448)
Amounts at June 30, 2011	$718	$1,433	$230	$450,172	$1,618	$(66,772)	$387,399
Net income				11,634			11,634
Other comprehensive loss					(6,581)		(6,581)
Issuance of non-restricted stock (20,000 shares)			(227)	(93)		243	(77)
Net exchanges of shares of Class A and Class B common stock (209,000 shares)			(782)	(529)		1,311	—
Compensation expense related to stock incentive plans			1,443				1,443
Performance share issuance (131,000 shares)			(29)	(1,720)		1,530	(219)
Dividends declared:
Class A ($0.18 per share)				(1,869)			(1,869)
Class B ($0.20 per share)				(5,502)			(5,502)
Amounts at June 30, 2012	$718	$1,433	$635	$452,093	$(4,963)	$(63,688)	$386,228
Net income				19,879			19,879
Other comprehensive income					1,486		1,486
Issuance of non-restricted stock (3,000 shares)			(62)			31	(31)
Conversion of Class A to Class B common stock (2,334,000 shares)	(117)	117					—
Compensation expense related to stock incentive plans			5,023				5,023
Performance share issuance (177,000 shares)			(1,148)	(1,565)		2,084	(629)
Dividends declared:
Class A ($0.18 per share)				(1,495)			(1,495)
Class B ($0.20 per share)				(5,955)			(5,955)
Amounts at June 30, 2013	$601	$1,550	$4,448	$462,957	$(3,477)	$(61,573)	$404,506
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable.  We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers' failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables.  During the fiscal years ended June 30, 2013 and 2012, we sold, without recourse, $207.0 million and $58.6 million of accounts receivable, respectively.  Factoring fees were not material.
Inventories: Inventories are stated at the lower of cost or market value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. The last-in, first-out (LIFO) method was used for approximately 16% and 10% of consolidated inventories at June 30, 2013 and June 30, 2012, respectively, and remaining inventories were valued using the first-in, first-out (FIFO) method. Inventories are adjusted for excess and obsolete inventory. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
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
Impairment of Long-Lived Assets: We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal.
Goodwill and Other Intangible Assets: Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount and if it is necessary to perform the quantitative two-step goodwill impairment test. We also have the option to bypass the qualitative assessment and proceed directly to performing the first step of the quantitative goodwill impairment test. If the first step is determined to be necessary, we compare the carrying value of the reporting unit to an estimate of the reporting unit's fair value to identify potential impairment. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting units considers current market conditions existing at the assessment date. During fiscal years 2013, 2012, and 2011, no goodwill impairment loss was recognized.
A summary of the goodwill by segment is as follows:

(Amounts in Thousands)	Electronic Manufacturing Services	Furniture	Consolidated
Balance as of June 30, 2011
Goodwill	$15,470	$1,733	$17,203
Accumulated impairment losses	(12,826)	(1,733)	(14,559)
Goodwill, net	2,644	—	2,644
Effect of Foreign Currency Translation	(164)	—	(164)
Balance as of June 30, 2012
Goodwill	15,306	1,733	17,039
Accumulated impairment losses	(12,826)	(1,733)	(14,559)
Goodwill, net	2,480	—	2,480
Effect of Foreign Currency Translation	31	—	31
Balance as of June 30, 2013
Goodwill	15,337	1,733	17,070
Accumulated impairment losses	(12,826)	(1,733)	(14,559)
Goodwill, net	$2,511	$—	$2,511
In addition to performing the required annual testing, we will continue to monitor circumstances and events in future periods to determine whether additional goodwill impairment testing is warranted on an interim basis. We can provide no assurance that an impairment charge for the remaining goodwill balance, which approximates only 0.4% of the Company's total assets, will not occur in future periods as a result of these analyses.
Other Intangible Assets reported on the Consolidated Balance Sheets consist of capitalized software, product rights, and customer relationships. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.

A summary of other intangible assets subject to amortization by segment is as follows:

	June 30, 2013			June 30, 2012
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Electronic Manufacturing Services:
Capitalized Software	$29,072	$27,072	$2,000	$28,470	$26,084	$2,386
Customer Relationships	1,167	919	248	1,167	843	324
Other Intangible Assets	30,239	27,991	2,248	29,637	26,927	2,710
Furniture:
Capitalized Software	32,313	29,823	2,490	36,937	33,889	3,048
Product Rights	372	222	150	372	210	162
Other Intangible Assets	32,685	30,045	2,640	37,309	34,099	3,210
Unallocated Corporate:
Capitalized Software	4,499	4,111	388	5,084	4,798	286
Other Intangible Assets	4,499	4,111	388	5,084	4,798	286
Consolidated	$67,423	$62,147	$5,276	$72,030	$65,824	$6,206
During fiscal years 2013, 2012, and 2011, amortization expense of other intangible assets was, in thousands, $2,132, $2,669, and $2,367, respectively. Amortization expense in future periods is expected to be, in thousands, $1,749, $1,133, $636, $521, and $386 in the five years ending June 30, 2018, and $851 thereafter. The amortization period for product rights is 7 years. The amortization period for the customer relationship intangible asset ranges from 10 to 16 years. The estimated useful life of internal-use software ranges from 3 to 10 years. During fiscal year 2012, the Furniture segment recognized impairment of $256, in thousands, related to intangible product rights for a product line with volumes much lower than originally forecasted. The impairment loss was included in the Selling and Administrative Expenses line of the Consolidated Statements of Income.
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
Product rights to produce and sell certain products are amortized on a straight-line basis over their estimated useful lives, and capitalized customer relationships are amortized on estimated attrition rate of customers. We have no intangible assets with indefinite useful lives which are not subject to amortization.
Research and Development: The costs of research and development are expensed as incurred. Research and development costs were approximately, in millions, $14, $13, and $13 in fiscal years 2013, 2012, and 2011, respectively.
Advertising: Advertising costs are expensed as incurred. Advertising costs, included in selling and administrative expenses were, in millions, $3.2, $4.7, and $4.3, in fiscal years 2013, 2012, and 2011, respectively.
Insurance and Self-insurance: We are self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits including medical, short-term disability, and dental, with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Approximately 60% of the workforce is covered under self-insured medical and short-term disability plans.
We carry external medical and disability insurance coverage for the remainder of our eligible workforce not covered by self-insured plans. Insurance benefits are not provided to retired employees.
Income Taxes: Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We evaluate the recoverability of deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our deferred tax assets. If recovery is not likely, we provide a valuation allowance based on our best estimate of future taxable income in the various taxing jurisdictions and the amount of deferred taxes ultimately realizable. Future events could change management's assessment.
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex uncertain tax positions, which may require an extended period of time to resolve. A tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. We maintain a liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions. As tax periods are effectively settled, the liability is adjusted accordingly. We recognize interest and penalties related to unrecognized tax benefits in the Provision (Benefit) for Income Taxes line of the Consolidated Statements of Income.
Concentrations of Credit Risk: We have business and credit risks concentrated in the automotive, medical, industrial, public safety, and furniture industries. Additionally, we currently have notes receivable with an electronics engineering services firm, a note receivable related to the sale of an Indiana facility, and other miscellaneous notes receivable. At June 30, 2013 and 2012, $2.1 million and $3.0 million, respectively, were outstanding under the notes receivables. The credit risk associated with receivables is disclosed in Note 19 - Credit Quality and Allowance for Credit Losses of Notes Receivable of Notes to Consolidated Financial Statements.
Off-Balance Sheet Risk: Kimball's off-balance sheet arrangements are limited to operating leases entered into in the normal course of business as described in Note 4 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.
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
Foreign Currency Translation: Kimball uses the U.S. dollar and Euro predominately as its functional currencies. Foreign currency assets and liabilities are remeasured into functional currencies at end-of-period exchange rates, except for nonmonetary assets and equity, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the weighted average exchange rate during the fiscal year, except for expenses related to nonmonetary assets, which are remeasured at historical exchange rates. Gains and losses from foreign currency remeasurement are reported in the Non-operating income or expense line item on the Consolidated Statements of Income.
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
Derivative Instruments and Hedging Activities: Derivative financial instruments are recognized on the balance sheet as assets and liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Hedge accounting is utilized when a derivative is expected to be highly effective upon execution and continues to be highly effective over the duration of the hedge transaction. Hedge accounting permits gains and losses on derivative instruments to be deferred in Accumulated Other Comprehensive Income (Loss) and subsequently included in earnings in the periods in which earnings are affected by the hedged item, or when the derivative is determined to be ineffective. We use derivatives primarily for forward purchases of foreign currency to manage exposure to the variability of cash flows, primarily related to the foreign exchange rate risks inherent in forecasted transactions denominated in foreign currency. Additionally, we have an investment in stock warrants which is accounted for as a derivative instrument. See Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements for more information on derivative instruments and hedging activities.
Stock-Based Compensation: As described in Note 7 - Stock Compensation Plans of Notes to Consolidated Financial Statements, Kimball maintains a stock-based compensation plan which allows for the issuance of restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights for grant to officers and other key employees and to members of the Board of Directors who are not employees. We recognize the cost resulting from share-based payment transactions using a fair-value-based method. The estimated fair value of outstanding performance shares is based on the stock price at the date of the grant. For performance shares, the price is reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. Stock-based compensation expense is recognized for the portion of the award that is ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
New Accounting Standards: In July 2013, the Financial Accounting Standards Board (FASB) issued guidance to eliminate the diversity in practice related to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance is effective prospectively for our first quarter fiscal year 2015 financial statements. We are currently evaluating this guidance, but we do not expect it to have a material effect on our consolidated financial statements.
In February 2013, the FASB issued additional guidance on the presentation of comprehensive income. This guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments will be effective prospectively for our first quarter fiscal year 2014 financial statements. As this guidance only impacts how comprehensive income is disclosed, the adoption will not impact our consolidated financial position, results of operations, or cash flows.
In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminated the option to present the components of other comprehensive income as part of the Statement of Share Owners' Equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. While the new guidance changed the presentation of comprehensive income, there were no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance became effective for our first quarter fiscal year 2013 financial statements on a retrospective basis. As this guidance only amended the presentation of the components of comprehensive income, the adoption did not impact our consolidated financial position, results of operations, or cash flows.

Note 2    Inventories
Inventories are valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 16% and 10% of consolidated inventories at June 30, 2013 and June 30, 2012, respectively, including approximately 87% and 78% of the Furniture segment inventories at June 30, 2013 and June 30, 2012, respectively. The EMS segment inventories and the remaining inventories in the Furniture segment are valued using the lower of first-in, first-out (FIFO) cost or market value.
Had the FIFO method been used for all inventories, income would have been $0.2 million higher in fiscal year 2013, $0.4 million lower in fiscal year 2012, and $0.2 million higher in fiscal year 2011. Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased income by $1.8 million in fiscal year 2012 and $0.9 million in fiscal year 2011. There were no LIFO inventory liquidations in fiscal year 2013.
Inventory components at June 30 were as follows:

(Amounts in Thousands)	2013	2012
Finished products	$33,956	$26,552
Work-in-process	12,746	12,582
Raw materials	90,167	91,105
Total FIFO inventory	$136,869	$130,239
LIFO reserve	(12,871)	(12,558)
Total inventory	$123,998	$117,681

Note 3    Property and Equipment
Major classes of property and equipment at June 30 consist of the following:

(Amounts in Thousands)	2013	2012
Land	$12,152	$12,050
Buildings and improvements	179,719	175,574
Machinery and equipment	361,557	350,995
Construction-in-progress	3,548	5,288
Total	$556,976	$543,907
Less: Accumulated depreciation	(371,232)	(357,808)
Property and equipment, net	$185,744	$186,099
The useful lives used in computing depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	5 to 50
Machinery and equipment	2 to 20
Leasehold improvements	Lesser of Useful Life or Term of Lease
Depreciation and amortization of property and equipment, including asset write-downs associated with restructuring plans, totaled, in millions, $28.8 for fiscal year 2013, $28.9 for fiscal year 2012, and $29.0 for fiscal year 2011.
During fiscal year 2012, the Furniture segment recognized impairment of $78, in thousands, related to equipment for a product line with volumes much lower than originally forecasted, which was included in the Cost of Sales line of the Consolidated Statements of Income.

At June 30, 2013, in thousands, assets totaling $1,521 were classified as held for sale, and consisted of $400 for a facility and land related to the Gaylord, Michigan exited operation within the EMS segment and $1,121 for an idle Furniture segment manufacturing facility and land located in Jasper, Indiana. The Gaylord, Michigan facility and land were reported as unallocated corporate assets for segment reporting purposes. The idle Jasper, Indiana manufacturing facility and land were reported as Furniture segment assets for segment reporting purposes. Related to the Gaylord, Michigan facility, we recognized in Unallocated Corporate pre-tax impairment losses, in thousands, of $188 and $572 during fiscal years 2013 and 2012, respectively, which were included in the Restructuring Expense line of the Consolidated Statements of Income.

At June 30, 2012, Kimball had, in thousands, assets totaling $1,709 classified as held for sale. During fiscal year 2012, we sold a tract of land in Poland which was previously classified as held for sale. The sale had an immaterial effect on the consolidated financial statements.

Note 4    Commitments and Contingent Liabilities
Leases:
Operating leases for certain office, showroom, manufacturing facilities, land, and equipment, which expire from fiscal year 2014 to 2056, contain provisions under which minimum annual lease payments are, in millions, $3.2, $2.4, $1.6, $1.1, and $0.7 for the five years ending June 30, 2018, respectively, and aggregate $3.3 million from fiscal year 2019 to the expiration of the leases in fiscal year 2056. We are obligated under certain real estate leases to maintain the properties and pay real estate taxes. Certain leases include renewal options and escalation clauses. Total rental expenses amounted to, in millions, $4.7, $4.8, and $6.2 in fiscal years 2013, 2012, and 2011, respectively, including certain leases requiring contingent lease payments based on warehouse space utilized, which amounted to expense of, in millions, $0.9, $0.4, and $0.5 in fiscal years 2013, 2012, and 2011, respectively.
As of June 30, 2013 and 2012, capital leases were not material.
Guarantees:
As of June 30, 2013 and 2012, we had no guarantees issued which were contingent on the future performance of another entity. Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of Kimball's failure to pay its obligations to the beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $1.2 million as of June 30, 2013 and $1.6 million as of June 30, 2012. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2013 and 2012 with respect to the standby letters of credit. Kimball also enters into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.
Changes in the product warranty accrual during fiscal years 2013, 2012, and 2011 were as follows:

(Amounts in Thousands)	2013	2012	2011
Product Warranty Liability at the beginning of the year	$2,251	$2,109	$1,818
Additions to warranty accrual (including changes in estimates)	1,040	1,019	1,060
Settlements made (in cash or in kind)	(907)	(877)	(769)
Product Warranty Liability at the end of the year	$2,384	$2,251	$2,109

Note 5    Long-Term Debt and Credit Facilities
Long-term debt, less current maturities as of June 30, 2013 and 2012, was, in thousands, $294 and $273, respectively, and current maturities of long-term debt were, in thousands, $23 and $14, respectively. Long-term debt consists of a long-term note payable and capitalized leases. Interest rates range from 2.50% to 9.25% and maturities occur in fiscal years 2018 and 2025. Aggregate maturities of long-term debt for the next five years are, in thousands, $23, $26, $27, $30, and $27, respectively, and aggregate $184 thereafter.
Credit facilities consisted of the following:

	Availability to Borrow at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	June 30, 2013	June 30, 2013	June 30, 2012
Primary revolving credit facility (1)	$71.1	$—	$—
Thailand revolving credit facility (2)	2.7	—	—
Poland overdraft credit facility (3)	7.8	—	—
Total	$81.6	$—	$—
(1) Kimball's primary revolving credit facility, which expires in December 2017, provides for up to $75 million in borrowings, with an option to increase the amount available for borrowing to $115 million upon request, subject to participating banks' consent. We use this facility for acquisitions and general corporate purposes. A commitment fee is payable on the unused portion of the credit facility which was immaterial to our operating results for fiscal years 2013, 2012, and 2011. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by our leverage ratio. Borrowings under the credit agreement bear interest at a floating rate based, at Kimball's option, upon a London Interbank Offered Rate (LIBOR) plus an applicable percentage or the greater of the federal funds rate plus an applicable percentage and the prime rate. The credit facility requires that we comply with certain debt covenants including consolidated indebtedness to consolidated EBITDA (debt to EBITDA) and minimum net worth (excluding accumulated other comprehensive income). We were in compliance with these covenants during the fiscal year ended June 30, 2013. Kimball had $3.9 million in letters of credit contingently committed against the credit facility at June 30, 2013 including the $2.7 million letter of credit supporting the Thailand revolving credit facility.

(2)
Kimball also maintains a $2.7 million foreign credit facility for its EMS segment operation in Thailand which is backed by the $75 million revolving credit facility via a letter of credit. This foreign credit facility is reviewed for renewal annually and can be canceled at any time by either the bank or Kimball. Interest on borrowing in US dollars under the facility is charged at 0.75% per annum over the Singapore Interbank Money Market Offered Rate (SIBOR). The interest rate on borrowings in Thai Baht under the facility is charged at the prevailing market rate.

(3) The credit facility for the EMS segment operation in Poland allows for multi-currency borrowings up to a 6 million Euro equivalent (approximately $7.8 million U.S. dollars at June 30, 2013 exchange rates) and is available to cover bank overdrafts. Bank overdrafts may be deemed necessary to satisfy short-term cash needs at our Poland location rather than funding from intercompany sources. This credit facility is reviewed for renewal annually and can be canceled at any time by either the bank or Kimball. Interest on the overdraft is charged at 1.75% over the Euro Overnight Index Average (EONIA).
Cash payments for interest on borrowings were, in thousands, $36, $37, and $121, in fiscal years 2013, 2012, and 2011, respectively. Capitalized interest expense was immaterial during fiscal years 2013, 2012, and 2011.

Note 6    Employee Benefit Plans
Retirement Plans:
Kimball has a trusteed defined contribution retirement plan in effect for substantially all domestic employees meeting the eligibility requirements. Company contributions to the trusteed plan have a five-year vesting schedule and are held for the sole benefit of participants. Kimball also maintains a supplemental employee retirement plan (SERP) for executive employees which enable them to defer cash compensation on a pre-tax basis in excess of IRS limitations. The SERP is structured as a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.
The discretionary Company contribution for domestic employees is determined annually by the Compensation and Governance Committee of the Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $5.1, $5.3, and $5.0 for fiscal years 2013, 2012, and 2011, respectively.
Employees of certain foreign subsidiaries are covered by local pension or retirement plans. Total expense related to employer contributions to these foreign plans for fiscal years 2013, 2012, and 2011 was, in millions, $0.2, $0.3, and $0.5, respectively.
Severance Plans:
Kimball maintains severance plans for all domestic employees which provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. There are no statutory requirements for Kimball to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Benefits are based upon an employee's years of service and accumulate up to certain limits specified in the plans and include both salary and an allowance for medical benefits. The components and changes in the Benefit Obligation, Accumulated Other Comprehensive Income (Loss), and Net Periodic Benefit Cost are as follows:

	June 30
(Amounts in Thousands)	2013	2012
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$4,720	$5,073
Service cost	825	811
Interest cost	179	189
Actuarial (gain) loss for the period	(1)	(1,265)
Benefits paid	(144)	(88)
Benefit obligation at end of year	$5,579	$4,720
Balance in current liabilities	$979	$828
Balance in noncurrent liabilities	4,600	3,892
Total benefit obligation recognized in the Consolidated Balance Sheets	$5,579	$4,720

	June 30
(Amounts in Thousands)	2013	2012
Changes and Components in Accumulated Other Comprehensive Income (Loss) (before tax):
Accumulated Other Comprehensive Income (Loss) at beginning of year	$587	$2,771
Change in unrecognized prior service cost	(286)	(286)
Net change in unrecognized actuarial loss	(345)	(1,898)
Accumulated Other Comprehensive Income (Loss) at end of year	$(44)	$587
Balance in unrecognized prior service cost	$485	$771
Balance in unrecognized actuarial (gain) loss	(529)	(184)
Total Accumulated Other Comprehensive Income (Loss) recognized in Share Owners' Equity	$(44)	$587

(Amounts in Thousands)	Year Ended June 30
Components of Net Periodic Benefit Cost (before tax):	2013	2012	2011
Service cost	$825	$811	$934
Interest cost	179	189	264
Amortization of prior service cost	286	286	286
Amortization of actuarial (gain) loss	344	633	774
Net periodic benefit cost recognized in the Consolidated Statements of Income	$1,634	$1,919	$2,258

The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions, such as those disclosed in Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements, are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.
We amortize prior service costs on a straight-line basis over the average remaining service period of employees that were active at the time of the plan initiation and amortize actuarial (gain) loss on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.
The estimated prior service cost and actuarial net (gain) loss for the severance plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are, pre-tax in thousands, $286 and $522, respectively.
Assumptions used to determine fiscal year end benefit obligations are as follows:

	2013	2012
Discount Rate	2.5%	3.3%
Rate of Compensation Increase	3.0%	4.0%
Weighted average assumptions used to determine fiscal year net periodic benefit costs are as follows:

	2013	2012	2011
Discount Rate	3.8%	4.1%	5.0%
Rate of Compensation Increase	3.8%	4.0%	4.0%

Note 7    Stock Compensation Plans
On August 19, 2003, the Board of Directors adopted the 2003 Stock Option and Incentive Plan (the "2003 Plan"), which was approved by Kimball's Share Owners on October 21, 2008. Under the 2003 Plan, 2,500,000 shares of Common Stock were reserved for restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights for grant to officers and other key employees and to members of the Board of Directors who are not employees. The 2003 Plan is a ten-year plan. Kimball also had stock options outstanding under a former stock incentive plan, which is described below. The pre-tax compensation cost that was charged against income for all of the plans was $5.0 million, $1.4 million, and $1.3 million in fiscal year 2013, 2012, and 2011, respectively. The total income tax benefit for stock compensation arrangements was $2.0 million, $0.6 million, and $0.5 million in fiscal year 2013, 2012, and 2011, respectively. We generally use treasury shares for fulfillment of option exercises and issuance of performance shares.
Performance Shares:
Kimball awards performance shares to officers and other key employees under the 2003 Plan. Under these awards, a number of shares will be issued to each participant based upon the attainment of the applicable bonus percentage calculated under Kimball's profit sharing incentive bonus plan as applied to a total potential share award made and approved by the Compensation and Governance Committee. Performance shares are vested when issued shortly after the end of the fiscal year in which the performance measurement period is complete and are issued as Class A common shares. Certain outstanding performance shares are applicable to performance measurement periods in future fiscal years and will be measured at fair value when the performance targets are established in future fiscal years. The contractual life of performance shares ranges from one year to five years. If a participant is not employed by Kimball on the date shares are issued, the performance share award is forfeited, except in the case of death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in Kimball's employment policy. To the extent performance conditions are not fully attained, performance shares are forfeited.
A summary of performance share activity under the 2003 Plan during fiscal year 2013 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding at July 1, 2012	1,745,400	$5.45
Granted	685,393	$10.91
Vested	(254,393)	$5.45
Forfeited	(614,687)	$5.32
Performance shares outstanding at June 30, 2013	1,561,713	$10.92
As of June 30, 2013, there was approximately $9.9 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over annual performance periods ending August 2013 through August 2017, with a weighted average vesting period of one year, five months. The fair value of performance shares is based on the stock price at the date of grant, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The weighted average grant date fair value was $10.91; $5.46; and $5.10 for performance share awards granted in fiscal year 2013, 2012, and 2011, respectively. During fiscal year 2013, 2012, and 2011, respectively, 254,393; 187,915; and 141,049 performance shares vested at a fair value of $1.4 million, $1.0 million, and $0.9 million. These shares are the total number of shares vested, prior to the reduction of shares withheld to satisfy tax withholding obligations. The number of shares presented in the above table, the amounts of unrecognized compensation, and the weighted average period include performance shares awarded that are applicable to future performance measurement periods and will be measured at fair value when the performance targets are established in future fiscal years.
Unrestricted Share Grants:
Under the 2003 Plan, unrestricted shares may be granted to employees and members of the Board of Directors as consideration for service to Kimball. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal year 2013, 2012, and 2011, respectively, Kimball granted a total of 2,843; 22,187; and 46,977 unrestricted shares of Class B common stock at an average grant date fair value of $11.78, $5.95, and $6.71, for a total fair value, in thousands, of $33, $132 and $315. These shares are the total number of shares granted, prior to the reduction of shares withheld to satisfy tax withholding obligations. Unrestricted shares were awarded to officers and other key employees, and to non-employee members of the Board of Directors as compensation for director's fees, as a result of directors' elections to receive unrestricted shares in lieu of cash payment. Director's fees are expensed over the period that directors earn the compensation.

Stock Options:
During fiscal year 2013, all outstanding stock options which had been granted under a former stock incentive plan expired. The 1996 Stock Incentive Program, which was approved by Kimball's Share Owners on October 22, 1996, allowed the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, and performance share awards to officers and other key employees and to members of the Board of Directors who were not employees. No shares remain available for new grants under the 1996 Stock Incentive Program. There were no stock option grants awarded during fiscal years 2013, 2012, and 2011.
For the previously outstanding awards, the fair value at the date of the grant was estimated using the Black-Scholes option pricing model. Options outstanding were exercisable five years after the date of grant and expired ten years after the date of grant. Stock options were forfeited when employment terminated, except in the case of retirement at age 62 or older, death, permanent disability, or certain other circumstances described in Kimball's employment policy.
A summary of stock option activity during fiscal year 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at July 1, 2012	478,500	$15.06
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(478,500)	$15.06
Options outstanding at June 30, 2013	—	$—
Options vested and exercisable at June 30, 2013	—	$—

No options were exercised during fiscal years 2013, 2012, and 2011.

Note 8    Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income tax benefits associated with net operating losses of, in thousands, $4,114 expire from fiscal year 2013 to 2033. Income tax benefits associated with tax credit carryforwards of, in thousands, $1,768, expire from fiscal year 2013 to 2026. A valuation allowance was provided as of June 30, 2013 for deferred tax assets relating to certain foreign and state net operating losses of, in thousands, $2,160, and, in thousands, $155 related to other deferred tax assets that we currently believe are more likely than not to remain unrealized in the future.

The components of the deferred tax assets and liabilities as of June 30, 2013 and 2012, were as follows:

(Amounts in Thousands)	2013	2012
Deferred Tax Assets:
Receivables	$1,775	$1,492
Inventory	2,521	2,009
Employee benefits	601	640
Deferred compensation	18,076	12,885
Other current liabilities	514	1,313
Warranty reserve	749	767
Tax credit carryforwards	1,768	2,734
Restructuring	15	107
Goodwill	3,011	3,510
Net operating loss carryforward	4,114	5,698
Net foreign currency losses	480	—
Miscellaneous	4,818	4,322
Valuation Allowance	(2,315)	(1,911)
Total asset	$36,127	$33,566
Deferred Tax Liabilities:
Property and equipment	$9,017	$10,075
Capitalized software	141	62
Miscellaneous	607	494
Total liability	$9,765	$10,631
Net Deferred Income Taxes	$26,362	$22,935

The components of income (loss) before taxes on income are as follows:

	Year Ended June 30
(Amounts in Thousands)	2013	2012	2011
United States	$2,525	$7,831	$(2,966)
Foreign	20,138	9,871	7,403
Total income before income taxes on income	$22,663	$17,702	$4,437
Foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. The aggregate unremitted earnings of Kimball's foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $103.7 million as of June 30, 2013. Determination of the amount of unrecognized deferred tax liability on unremitted earnings is not practicable.

The provision (benefit) for income taxes is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2013	2012	2011
Currently Payable (Refundable):
Federal	$2,673	$954	$(2,527)
Foreign	2,861	1,849	(130)
State	1,051	877	150
Total current	$6,585	$3,680	$(2,507)
Deferred Taxes:
Federal	$(2,631)	$1,784	$1,090
Foreign	542	970	1,509
State	(1,712)	(366)	(577)
Total deferred	$(3,801)	$2,388	$2,022
Total provision (benefit) for income taxes	$2,784	$6,068	$(485)

A reconciliation of the statutory U.S. income tax rate to Kimball's effective income tax rate follows:

	Year Ended June 30
	2013		2012		2011
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax computed at U.S. federal statutory rate	$7,932	35.0%	$6,196	35.0%	$1,553	35.0%
State income taxes, net of federal income tax benefit	(430)	(1.9)	332	1.9	(277)	(6.3)
Foreign tax effect	(3,645)	(16.1)	(639)	(3.6)	(1,213)	(27.3)
Domestic manufacturing deduction	(549)	(2.4)	—	—	—	—
Research credit	(729)	(3.2)	(247)	(1.4)	(751)	(16.9)
Other - net	205	0.9	426	2.4	203	4.6
Total provision (benefit) for income taxes	$2,784	12.3%	$6,068	34.3%	$(485)	(10.9)%

Net cash payments (refunds) for income taxes were, in thousands, $(551), $1,504, and $(2,851) in fiscal years 2013, 2012, and 2011, respectively.
Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2013, 2012, and 2011 were as follows:

(Amounts in Thousands)	2013	2012	2011
Beginning balance - July 1	$2,624	$2,499	$2,466
Tax positions related to prior fiscal years:
Additions	207	250	312
Reductions	—	(84)	(77)
Tax positions related to current fiscal year:
Additions	—	—	96
Reductions	—	—	(42)
Settlements	—	—	(74)
Lapses in statute of limitations	(79)	(41)	(182)
Ending balance - June 30	$2,752	$2,624	$2,499
Portion that, if recognized, would reduce tax expense and effective tax rate	$2,286	$2,190	$2,125

We recognize interest and penalties related to unrecognized tax benefits in the Provision (Benefit) for Income Taxes line of the Consolidated Statements of Income. Amounts accrued for interest and penalties were as follows:

	As of June 30
(Amounts in Thousands)	2013	2012	2011
Accrued Interest and Penalties:
Interest	$278	$256	$230
Penalties	$78	$85	$86
Interest and penalties income/(expense) recognized for fiscal years 2013, 2012, and 2011 were, in thousands, $22, $(2), and $107, respectively.
Kimball, or one of its wholly-owned subsidiaries, files U.S. federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. We are no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2008. We are subject to various state and local income tax examinations by tax authorities for years after June 30, 2006 and various foreign jurisdictions for years after June 30, 2004. We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position.

Note 9    Common Stock
On a fiscal year basis, shares of Class B Common Stock are entitled to an additional $0.02 per share dividend more than the dividends paid on Class A Common Stock, provided that dividends are paid on Kimball's Class A Common Stock. The owners of both Class A and Class B Common Stock are entitled to share pro-rata, irrespective of class, in the distribution of Kimball's available assets upon dissolution.
Owners of Class B Common Stock are entitled to elect, as a class, one member of Kimball's Board of Directors. In addition, owners of Class B Common Stock are entitled to full voting powers, as a class, with respect to any consolidation, merger, sale, lease, exchange, mortgage, pledge, or other disposition of all or substantially all of the Company's fixed assets, or dissolution of the Company. Otherwise, except as provided by statute with respect to certain amendments to the Articles of Incorporation, the owners of Class B Common Stock have no voting rights, and the entire voting power is vested in the Class A Common Stock, which has one vote per share. The owner of a share of Class A Common Stock may, at their option, convert such share into one share of Class B Common Stock at any time.
If dividends are not paid on shares of Kimball's Class B Common Stock for a period of thirty-six consecutive months, or if at any time the number of shares of Class A Common Stock issued and outstanding is less than 15% of the total number of issued and outstanding shares of both Class A and Class B Common Stock, then all shares of Class B Common Stock shall automatically have the same rights and privileges as the Class A Common Stock, with full and equal voting rights and with equal rights to receive dividends as and if declared by the Board of Directors.
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during fiscal years 2013 and 2012.

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
Market - Based on a probability-weighted Black-Scholes option pricing model with the following inputs (level 3 input values indicated in parenthesis): risk-free interest rate (0.09%), historical stock price volatility (93.2%) and weighted average expected term (6 months). Enterprise value was estimated using a discounted cash flow calculation.

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
Recurring Fair Value Measurements:
As of June 30, 2013 and 2012, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	June 30, 2013
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$83,516	$—	$—	$83,516
Derivatives: Foreign exchange contracts	—	273	—	273
Derivatives: Stock warrants	—	—	25	25
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	19,600	—	—	19,600
Total assets at fair value	$103,116	$273	$25	$103,414
Liabilities
Derivatives: Foreign exchange contracts	$—	$1,662	$—	$1,662
Total liabilities at fair value	$—	$1,662	$—	$1,662

	June 30, 2012
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Derivatives: Foreign exchange contracts	$—	$2,278	$—	$2,278
Derivatives: Stock warrants	—	—	911	911
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	16,922	—	—	16,922
Total assets at fair value	$16,922	$2,278	$911	$20,111
Liabilities
Derivatives: Foreign exchange contracts	$—	$799	$—	$799
Total liabilities at fair value	$—	$799	$—	$799
During fiscal year 2010, we purchased the convertible debt securities of a privately-held company with the principal and interest due in June 2011. We also received stock warrants to purchase the common and preferred stock of the privately-held company at a specified exercise price. During fiscal year 2011, the convertible debt securities experienced an other-than-temporary decline in fair value resulting in a $1.2 million impairment loss and, upon a qualified financing, were subsequently converted to non-marketable equity securities. Also during fiscal year 2011, the revaluation of stock warrants resulted in a $1.0 million derivative gain as a result of the qualified financing. The investment in non-marketable equity securities is accounted for as a cost-method investment and is included in the Financial Instruments Not Carried At Fair Value section that follows. During fiscal year 2012, the privately-held company experienced delays in their start-up, and therefore initiated another round of financing that we chose not to participate in, which resulted in the automatic conversion of preferred shares and warrants to common shares and warrants. Upon the conversion, the equity securities and warrants were revalued, resulting in an impairment loss of $0.7 million on the equity securities and a $0.5 million derivative loss on the stock warrants during fiscal year 2012. During fiscal year 2013, due to certain events and changes in circumstances that had an adverse effect on the fair value of the investment in the privately-held company, we revalued the investment which resulted in a $1.0 million impairment loss on the equity securities and a $0.9 million derivative loss on the stock warrants.
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

Non-recurring fair value adjustment	Level	Valuation Technique/Inputs Used
Impairment of assets held for sale (real estate)	3	Market - Estimated potential net selling price.
Impairment of long-lived assets (intangible asset and property & equipment)	3	Market - Probability-weighted discounted cash flow calculation using estimated future cash flows.

Due to declines in the market value of the held for sale EMS facility, we recognized pre-tax impairment losses of, in millions, $0.2 and $0.6 during fiscal years 2013 and 2012, respectively. Also during fiscal year 2012, we recognized impairment of, in millions, $0.3 and $0.1 related to intangible product rights and equipment, respectively, for a product line which was near the end of its production period.

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

For the impairment recognized during fiscal year 2013, the valuation was based on a probability-weighted Black-Scholes option pricing model with the following inputs (level 3 input values indicated in parenthesis): risk-free interest rate (0.09%), historical stock price volatility (93.2%) and weighted average expected term (6 months). Enterprise value was estimated using a discounted cash flow calculation.

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

Note 11    Derivative Instruments
Foreign Exchange Contracts:
We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business. Our primary means of managing this exposure is to utilize natural hedges, such as aligning currencies used in the supply chain with the sale currency. To the extent natural hedging techniques do not fully offset currency risk, we use derivative instruments with the objective of reducing the residual exposure to certain foreign currency rate movements. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, the degree to which the underlying exposure is committed to, and the availability, effectiveness, and cost of derivative instruments. Derivative instruments are only utilized for risk management purposes and are not used for speculative or trading purposes.
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of June 30, 2013, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $26.2 million and to hedge currencies against the Euro in the aggregate notional amount of 43.1 million EUR. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of June 30, 2013, we estimate that approximately $1.1 million of pre-tax derivative losses deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the fiscal year ending June 30, 2014. Losses on foreign exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both June 30, 2013 and June 30, 2012.
Stock Warrants:
In conjunction with our investments in convertible debt securities of a privately-held company during fiscal year 2010, we received common and preferred stock warrants which provide the right to purchase the privately-held company's equity securities at a specified exercise price.

As part of a June 2011 qualified financing related to the convertible debt securities, stock warrants were revalued which resulted in a $1.0 million derivative gain during fiscal year 2011, which was recognized in the Non-operating income line item on the Consolidated Statements of Income. The warrants were revalued due to changes in the exercise price and number of warrants and a valuation of the underlying business. During fiscal year 2012, the privately-held company experienced delays in their start-up, and therefore initiated another round of financing that we chose not to participate in, which resulted in the automatic conversion of the preferred warrants to common warrants. Upon the conversion, the stock warrants were revalued resulting in a $0.5 million derivative loss on stock warrants during fiscal year 2012. During fiscal year 2013, due to certain events and changes in circumstances that had an adverse effect on the fair value of the investment in the privately-held company, we revalued the investment which resulted in a $0.9 million derivative loss on the stock warrants.
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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30 2013	June 30 2012	Balance Sheet Location	June 30 2013	June 30 2012
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$265	$1,058	Accrued expenses	$1,097	$799

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	8	1,220	Accrued expenses	565	—
Stock warrants	Other assets (long-term)	25	911
Total derivatives		$298	$3,189		$1,662	$799

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
	June 30
(Amounts in Thousands)	2013	2012	2011
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$1,206	$(192)	$1,063

The Effect of Derivative Instruments on Consolidated Statements of Income

(Amounts in Thousands)		Fiscal Year Ended June 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2013	2012	2011
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$2,212	$(1,415)	$1,674
Foreign exchange contracts	Non-operating income (expense)	(73)	363	(121)
Total		$2,139	$(1,052)	$1,553

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$(3)	$(17)	$2

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(322)	$2,513	$(4,322)
Stock warrants	Non-operating income (expense)	(885)	(526)	1,041
Total		$(1,207)	$1,987	$(3,281)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$929	$918	$(1,726)

Note 12    Investments
Convertible Debt and Non-marketable Equity Securities:
During fiscal year 2010, we purchased the convertible debt securities of a privately-held company with the principal and interest due in June 2011. We also received stock warrants to purchase the common and preferred stock of the privately-held company at a specified exercise price, which are discussed in Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements.

During fiscal year 2011, the convertible debt securities experienced an other-than-temporary decline in fair market value resulting in a $1.2 million impairment loss and, upon a qualified financing, were subsequently converted to preferred shares. The conversion of the convertible notes to preferred shares had no earnings impact. During fiscal year 2012, the privately-held company experienced delays in their start-up, and therefore initiated another round of financing that we chose not to participate in, which resulted in the automatic conversion of preferred shares to common shares. Upon the conversion, the equity securities were revalued which resulted in an impairment loss of $0.7 million during fiscal year 2012. During fiscal year 2013, due to certain events and changes in circumstances that had an adverse effect on the fair value of the investment in the privately-held company, we revalued the investment which resulted in a $1.0 million impairment loss on the equity securities. The common shares had a carrying value of $0.1 million and $1.1 million at June 30, 2013 and 2012, respectively.
The equity securities are non-marketable and are accounted for as a cost-method investment, which carries the shares at cost except in the event of impairment. The privately-held investment is included in the Other Assets line of the Consolidated Balance Sheets. See Note 10 - Fair Value of Notes to Consolidated Financial Statements for more information on the valuation of these securities. The investment does not rise to the level of a material variable interest or a controlling interest in the privately-held company which would require consolidation.
Supplemental Employee Retirement Plan Investments:
Kimball maintains a self-directed supplemental employee retirement plan (SERP) for executive employees. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and exactly offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains (losses) for the fiscal years ended June 30, 2013, 2012, and 2011 was, in thousands, $1,243, $(483), and $2,611, respectively. SERP asset and liability balances were as follows:

	June 30
(Amounts in Thousands)	2013	2012
SERP investment - current asset	$7,031	$5,899
SERP investment - other long-term asset	12,569	11,023
Total SERP investment	$19,600	$16,922
SERP obligation - current liability	$7,031	$5,899
SERP obligation - other long-term liability	12,569	11,023
Total SERP obligation	$19,600	$16,922

Note 13    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2013	2012
Taxes	$3,635	$4,193
Compensation	32,268	22,601
Retirement plan	5,050	5,189
Insurance	3,500	3,875
Restructuring	38	269
Other expenses	12,365	12,333
Total accrued expenses	$56,856	$48,460

Note 14   Segment and Geographic Area Information
Management organizes Kimball into segments based upon differences in products and services offered in each segment. The segments and their principal products and services are as follows. The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities to a variety of industries globally. The EMS segment focuses on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The EMS segment currently sells primarily to customers in the automotive, medical, industrial, and public safety industries. The Furniture segment provides furniture for the office and hospitality industries, sold under the Company's family of brand names. Each segment's product line offerings consist of similar products and services sold within various industries.
The EMS segment sold to major customers that represented more than 10% of consolidated net sales. Sales to Johnson Controls, Inc. totaled, in millions, $122.1, $104.6, and $84.5 in fiscal years 2013, 2012, and 2011, respectively, representing 10%, 9%, and 7% of consolidated net sales, respectively, for such periods. Sales to Bayer AG affiliates totaled, in millions, $4.1, $5.0, and $135.7 in fiscal years 2013, 2012, and 2011, respectively, representing 0%, 0%, and 11% of consolidated net sales, respectively, for such periods.
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
We evaluate segment performance based upon several financial measures, including economic profit, which incorporates a segment's cost of capital when evaluating financial performance, operating income, and net income. Operating income and net income are reported for each segment as they are the measures most consistent with the measurement principles used in our consolidated financial statements.
We aggregate multiple operating segments into each reportable segment. The aggregated operating segments have similar economic characteristics and meet the other aggregation criteria required by U.S. GAAP.

	At or For the Year Ended June 30, 2013
	Electronic Manufacturing Services	Furniture	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$703,129	$500,005	$—	$1,203,134
Depreciation and Amortization	18,195	12,563	—	30,758
Operating Income (Loss)	27,483	(367)	(4,115)	23,001
Interest Income	—	—	404	404
Interest Expense	9	1	25	35
Provision (Benefit) for Income Taxes	5,499	(503)	(2,212)	2,784
Net Income (Loss) (1)	21,133	75	(1,329)	19,879
Total Assets	353,425	185,925	105,169	644,519
Goodwill	2,511	—	—	2,511
Capital Expenditures	14,145	13,410	—	27,555

	At or For the Year Ended June 30, 2012
	Electronic Manufacturing Services	Furniture	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$616,751	$525,310	$—	$1,142,061
Depreciation and Amortization	17,590	13,383	—	30,973
Operating Income (Loss)	8,904	11,874	(2,389)	18,389
Interest Income	—	—	430	430
Interest Expense	6	2	27	35
Provision (Benefit) for Income Taxes	2,042	4,837	(811)	6,068
Net Income (Loss) (2)	6,572	6,957	(1,895)	11,634
Total Assets	332,115	183,415	79,986	595,516
Goodwill	2,480	—	—	2,480
Capital Expenditures	13,485	13,458	—	26,943

	At or For the Year Ended June 30, 2011
	Electronic Manufacturing Services	Furniture	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	721,419	481,178	—	$1,202,597
Depreciation and Amortization	17,153	14,054	—	31,207
Operating Income (Loss)	5,487	1,077	(4,148)	2,416
Interest Income	—	—	820	820
Interest Expense	22	—	99	121
Provision (Benefit) for Income Taxes	(452)	256	(289)	(485)
Net Income (3)	4,067	472	383	4,922
Total Assets	377,067	191,275	57,970	626,312
Goodwill	2,644	—	—	2,644
Capital Expenditures	24,863	6,508	—	31,371

(1)
Includes after-tax restructuring charges of $0.3 million in fiscal year 2013. The EMS segment and Unallocated Corporate and Eliminations recorded, respectively, $0.1 million expense and $0.2 million expense. See Note 17 - Restructuring Expense of Notes to the Consolidated Financial Statements for further discussion.

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

	At or For the Year Ended June 30
(Amounts in Thousands)	2013	2012	2011
Net Sales:
United States	$883,680	$870,080	$817,252
Poland (4)	7,736	3,412	132,518
Other Foreign	311,718	268,569	252,827
Total net sales	$1,203,134	$1,142,061	$1,202,597
Long-Lived Assets:
United States	$126,364	$129,258	$134,639
Poland	45,971	44,427	47,765
Other Foreign	19,020	18,899	21,630
Total long-lived assets	$191,355	$192,584	$204,034

(4)	The decrease in net sales having a destination of Poland in fiscal year 2012 compared to fiscal year 2011 was attributable to the expiration of a contract with one medical customer (Bayer AG).

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

EARNINGS PER SHARE
	Year Ended June 30, 2013			Year Ended June 30, 2012			Year Ended June 30, 2011
(Amounts in Thousands, Except for Per Share Data)	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Basic Earnings Per Share:
Dividends Declared	$1,495	$5,955	$7,450	$1,869	$5,502	$7,371	$1,889	$5,448	$7,337
Undistributed Earnings (Loss)	2,803	9,626	12,429	1,169	3,094	4,263	(672)	(1,743)	(2,415)
Net Income	$4,298	$15,581	$19,879	$3,038	$8,596	$11,634	$1,217	$3,705	$4,922
Average Basic Shares Outstanding	8,584	29,479	38,063	10,387	27,494	37,881	10,493	27,233	37,726
Basic Earnings Per Share	$0.50	$0.53		$0.29	$0.31		$0.12	$0.14
Diluted Earnings Per Share:
Dividends Declared and Assumed Dividends on Dilutive Shares	$1,577	$5,955	$7,532	$1,906	$5,502	$7,408	$1,916	$5,448	$7,364
Undistributed Earnings (Loss)	2,898	9,449	12,347	1,175	3,051	4,226	(686)	(1,756)	(2,442)
Net Income	$4,475	$15,404	$19,879	$3,081	$8,553	$11,634	$1,230	$3,692	$4,922
Average Diluted Shares Outstanding	9,043	29,479	38,522	10,593	27,494	38,087	10,639	27,234	37,873
Diluted Earnings Per Share	$0.49	$0.52		$0.29	$0.31		$0.12	$0.14
Reconciliation of Basic and Diluted EPS Calculations:
Income Used for Basic EPS Calculation	$4,298	$15,581	$19,879	$3,038	$8,596	$11,634	$1,217	$3,705	$4,922
Assumed Dividends Payable on Dilutive Performance Shares	82	—	82	37	—	37	27	—	27
Increase (Reduction) of Undistributed Earnings (Loss) - allocated based on Class A and Class B shares	95	(177)	(82)	6	(43)	(37)	(14)	(13)	(27)
Net Income Used for Diluted EPS Calculation	$4,475	$15,404	$19,879	$3,081	$8,553	$11,634	$1,230	$3,692	$4,922
Average Shares Outstanding for Basic EPS Calculation	8,584	29,479	38,063	10,387	27,494	37,881	10,493	27,233	37,726
Dilutive Effect of Average Outstanding Performance shares	459	—	459	206	—	206	146	1	147
Average Shares Outstanding for Diluted EPS Calculation	9,043	29,479	38,522	10,593	27,494	38,087	10,639	27,234	37,873

In fiscal year 2013, 2012, and 2011, respectively, all 190,000, 508,000, and 625,000 average stock options outstanding were antidilutive and were excluded from the dilutive calculation.

Note 16   Comprehensive Income
Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments, the net change in derivative gains and losses, postemployment severance prior service cost, and the net actuarial change in postemployment severance.
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, were as follows:

			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2011	$7,750	$(4,465)	$(636)	$(1,031)	$1,618
Current-period other comprehensive income (loss)	(8,727)	833	172	1,141	(6,581)
Balance at June 30, 2012	$(977)	$(3,632)	$(464)	$110	$(4,963)
Current-period other comprehensive income (loss)	1,832	(727)	172	209	1,486
Balance at June 30, 2013	$855	$(4,359)	$(292)	$319	$(3,477)

Note 17   Restructuring Expense
We recognized consolidated pre-tax restructuring expense of $0.4 million, $3.4 million, and $1.0 million in fiscal years 2013, 2012, and 2011, respectively. All restructuring plans were completed prior to fiscal year 2013 but continued to incur miscellaneous exit costs related to the facility clean up or market value adjustments. Completed restructuring plans include the European Consolidation, Fremont, and Gaylord plans which were all related to the EMS segment. We do not expect these plans to have a significant amount of restructuring charges in the future.
The Gaylord restructuring plan, initiated in fiscal year 2007, is included in the summary tables on the following page under the Other Restructuring Plan caption. Due to declines in the market value of the Gaylord facility, we recognized pre-tax impairment losses, in thousands, of $188 and $572 during fiscal years 2013 and 2012, respectively.
We utilize available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company's Consolidated Statements of Income.
Fremont Restructuring Plan:
During the second quarter of fiscal year 2012, we completed a plan to exit a small leased EMS assembly facility located in Fremont, California. This plan was approved in the fourth quarter of fiscal year 2011. We are contractually obligated on the lease of this facility until August 2013. We expect total pre-tax restructuring charges to be approximately $1.3 million, including $0.2 million related to severance and other employee transition costs, and $1.1 million related to lease and other exit costs.
European Consolidation Plan:
During the second quarter of fiscal year 2012, we completed a plan to expand our European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland. This plan was approved in the fourth quarter of fiscal year 2008. The plan was executed in stages as follows:

•	We successfully completed the move of production from Longford, Ireland, into a former Poznan, Poland facility during the fiscal year 2009 second quarter.

•	Construction of a new, larger facility in Poland was completed in the fourth quarter of fiscal year 2009.

•
We sold the former Poland facility and land during fiscal year 2010 and recorded a $6.7 million pre-tax gain which was included in the Other General Income line of our Consolidated Statements of Income.

•	The former Poland facility was leased back until the transfer of the remaining production to the new facility was completed in fiscal year 2011.

•
We completed the consolidation of the EMS facility located in Wales, United Kingdom into the new facility. Production in Wales ceased and was transferred to the Poland facility in the second quarter of fiscal year 2012. The lease for the Wales facility terminated in the third quarter of fiscal year 2012.

Total pre-tax restructuring charges, excluding the gain on the sale of the former facility and construction of the new facility, related to the consolidation activities were approximately, in millions, $23.0 consisting of $20.8 of severance and other employee costs, $0.4 of property and equipment asset impairment, $0.4 of lease exit costs, and $1.4 of other exit costs.

Summary of All Plans

	Accrued June 30, 2012 (2)	Fiscal Year Ended June 30, 2013				Accrued June 30, 2013 (2)	Total Charges Incurred Since Plan Announcement	Total Expected Plan Costs
(Amounts in Thousands)		Amounts Charged Cash	Amounts Charged (Income) Non-cash	Amounts Utilized/ Cash Paid	Adjustments
EMS Segment
FY 2011 Fremont Restructuring Plan
Transition and Other Employee Costs	$—	$—	$—	$—	$—	$—	$236	$236
Plant Closure and Other Exit Costs	269	145	—	(376)	—	38	995	1,050
Total	$269	$145	$—	$(376)	$—	$38	$1,231	$1,286
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$—	$6	$—	$(6)	$—	$—	$20,837	$20,837
Asset Write-downs	—	—	—	—	—	—	374	374
Plant Closure and Other Exit Costs	—	15	—	(15)	—	—	1,829	1,829
Total	$—	$21	$—	$(21)	$—	$—	$23,040	$23,040
Total EMS Segment	$269	$166	$—	$(397)	$—	$38	$24,271	$24,326
Unallocated Corporate
Other Restructuring Plan (1)	—	62	188	(250)	—	—	1,686	1,699
Consolidated Total of All Plans	$269	$228	$188	$(647)	$—	$38	$25,957	$26,025

		Fiscal Year Ended June 30, 2012
(Amounts in Thousands)	Accrued June 30, 2011 (2)	Amounts Charged Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Adjustments		Accrued June 30, 2012 (2)
EMS Segment
FY 2011 Fremont Restructuring Plan
Transition and Other Employee Costs	$264	$—	$15	$(236)	$(43)		$—
Plant Closure and Other Exit Costs	—	830	—	(561)	—		269
Total	$264	$830	$15	$(797)	$(43)		$269
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$7,694	$937	$—	$(8,506)	$(125)	(3)	$—
Asset Write-downs (Gain on Sale)	—	—	(148)	148	—		—
Plant Closure and Other Exit Costs	—	1,156	—	(1,156)	—		—
Total	$7,694	$2,093	$(148)	$(9,514)	$(125)		$—
Total EMS Segment	$7,958	$2,923	$(133)	$(10,311)	$(168)		$269
Unallocated Corporate
Other Restructuring Plan (1)	—	99	572	(671)	—		—
Consolidated Total of All Plans	$7,958	$3,022	$439	$(10,982)	$(168)		$269

	Accrued June 30, 2010 (2)	Fiscal Year Ended June 30, 2011					Accrued June 30, 2011 (2)
(Amounts in Thousands)		Amounts Charged (Income) Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Adjustments
EMS Segment
FY 2011 Fremont Restructuring Plan
Transition and Other Employee Costs	$—	$246	$18	$—	$—		$264
Plant Closure and Other Exit Costs	—	20	—	(20)	—		—
Total	$—	$266	$18	$(20)	$—		$264
FY 2008 European Consolidation Plan
Transition and Other Employee Costs	$9,181	$619	$—	$(2,776)	$670	(3)	$7,694
Plant Closure and Other Exit Costs	—	2	—	(2)	—		—
Total	$9,181	$621	$—	$(2,778)	$670		$7,694
Total EMS Segment	$9,181	$887	$18	$(2,798)	$670		$7,958
Unallocated Corporate
Other Restructuring Plan (1)	—	104	—	(104)	—		—
Consolidated Total of All Plans	$9,181	$991	$18	$(2,902)	$670		$7,958

(1)	The Other Restructuring Plan with charges during fiscal years 2013, 2012, and 2011 is the Unallocated Corporate Gaylord restructuring plan initiated in fiscal year 2007.

(2)	Accrued restructuring was recorded in current liabilities.

(3)	The effect of changes in foreign currency exchange rates within the EMS segment due to revaluation of the restructuring liability is included in this amount.

Note 18    Variable Interest Entities
Kimball's involvement with variable interest entities (VIEs) is limited to situations in which we are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the VIE's economic performance. Thus, consolidation is not required.
We are involved with VIEs consisting of an investment in common stock and stock warrants of a privately-held company, a note receivable related to the sale of an Indiana facility, and notes receivable resulting from loans provided to an electronics engineering services firm. Kimball also has a business development cooperation agreement with the electronic engineering services firm. For information related to our investment in the privately-held company, see Note 12 - Investments and Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements. As of June 30, 2013, the combined carrying value of the notes receivable, net of a $0.4 million allowance, was $1.5 million, and was included on the Receivables line of our Consolidated Balance Sheet as the entire balance is classified as short-term. As of June 30, 2012, the combined carrying value of the notes receivable was $2.6 million, with no reserve, with the short-term portion recorded on the Receivables line and the long-term portion recorded on the Other Assets line of our Consolidated Balance Sheet.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investments and notes receivable. Kimball did not provide additional financial support to the VIEs during the fiscal year ended June 30, 2013.

Note 19   Credit Quality and Allowance for Credit Losses of Notes Receivable

Kimball monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. As of June 30, 2013 an allowance was recorded on the notes receivable from an electronics engineering services firm as we determined based on our credit quality analysis that the collectability of the amount in full was not probable. We hold collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of June 30, 2013 and 2012, Kimball had no material past due outstanding notes receivable.

	As of June 30, 2013			As of June 30, 2012
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,413	$—	$1,413	$1,409	$—	$1,409
Notes Receivable from an Electronics Engineering Services Firm	521	440	81	1,221	—	1,221
Other Notes Receivable	127	85	42	322	214	108
Total	$2,061	$525	$1,536	$2,952	$214	$2,738

Note 20  Subsequent Events

Kimball was a party to two class action lawsuits from which we received pre-tax distributions of $5.0 million subsequent to June 30, 2013.  The lawsuits alleged that certain suppliers of the EMS segment conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components.

Note 21    Quarterly Financial Information (Unaudited)

	Three Months Ended
(Amounts in Thousands, Except for Per Share Data)	September 30	December 31	March 31	June 30
Fiscal Year 2013:
Net Sales	$288,190	$295,136	$301,486	$318,322
Gross Profit	55,205	55,157	53,809	59,577
Restructuring Expense	60	31	47	278
Net Income	4,961	4,179	3,678	7,061
Basic Earnings Per Share:
Class A	$0.12	$0.11	$0.09	$0.18
Class B	$0.13	$0.11	$0.10	$0.19
Diluted Earnings Per Share:
Class A	$0.12	$0.11	$0.09	$0.18
Class B	$0.13	$0.11	$0.10	$0.18
Fiscal Year 2012:
Net Sales	$270,635	$296,904	$284,414	$290,108
Gross Profit	46,970	54,320	50,639	58,026
Restructuring Expense	113	1,480	895	930
Net Income (Loss)	(146)	3,197	2,506	6,077
Basic Earnings (Loss) Per Share:
Class A	$(0.01)	$0.08	$0.06	$0.16
Class B	$—	$0.09	$0.07	$0.16
Diluted Earnings (Loss) Per Share:
Class A	$(0.01)	$0.08	$0.06	$0.16
Class B	$—	$0.09	$0.07	$0.16

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A - Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2013, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.
(b) Management's report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this report. The effectiveness of the Company's internal control over financial reporting as of June 30, 2013 has been audited by the Company's independent registered public accounting firm.  Management's report and the independent registered public accounting firm's attestation report are included in the Company's Consolidated Financial Statements under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.
(c) Changes in internal control over financial reporting.
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B - Other Information
None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 15, 2013 under the caption "Election of Directors."
Committees
The information required by this item with respect to the Audit Committee and its financial expert and with respect to the Compensation and Governance Committee's responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 15, 2013 under the caption "Information Concerning the Board of Directors and Committees."
Executive Officers of the Registrant
The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I of this Annual Report on Form 10-K and is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 15, 2013 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Code of Ethics
Kimball has a code of ethics that applies to all of its employees, including the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer. The code of ethics is posted on Kimball's website at www.ir.kimball.com. It is our intention to disclose any amendments to the code of ethics on this website. In addition, any waivers of the code of ethics for directors or executive officers of the Company will be disclosed in a Current Report on Form 8-K.

Item 11 - Executive Compensation
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 15, 2013 under the captions "Information Concerning the Board of Directors and Committees," "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Related Risk Assessment," and "Executive Officer and Director Compensation."

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 15, 2013 under the caption "Share Ownership Information."
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 15, 2013 under the caption "Executive Officer and Director Compensation — Securities Authorized for Issuance Under Equity Compensation Plans."

Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 15, 2013 under the caption "Review and Approval of Transactions with Related Persons."
Director Independence
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 15, 2013 under the caption "Information Concerning the Board of Directors and Committees."

Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 15, 2013 under the caption "Independent Registered Public Accounting Firm" and "Appendix B — Approval Process for Services Performed by the Independent Registered Public Accounting Firm."

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2013	72

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

(3) Exhibits

See the Index of Exhibits on page 73 for a list of the exhibits filed or incorporated herein as a part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Executive Vice President,
Chief Financial Officer
August 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ JAMES C. THYEN
James C. Thyen
President,
Chief Executive Officer
August 26, 2013

/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Executive Vice President,
Chief Financial Officer
August 26, 2013

/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder
Vice President,
Chief Accounting Officer
August 26, 2013

Signature	Signature

DOUGLAS A. HABIG *	DONALD D. CHARRON *
Douglas A. Habig	Donald D. Charron
Chairman of the Board	Director

THOMAS J. TISCHHAUSER *	GEOFFREY L. STRINGER *
Thomas J. Tischhauser	Geoffrey L. Stringer
Director	Director

CHRISTINE M. VUJOVICH *	JACK R. WENTWORTH *
Christine M. Vujovich	Jack R. Wentworth
Director	Director

*	The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 26, 2013	/s/ JAMES C. THYEN
James C. Thyen
President, Chief Executive Officer, Director

Individually and as Attorney-In-Fact

KIMBALL INTERNATIONAL, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2013
Valuation Allowances:
Short-Term Receivables	$1,367	$1,663	$15	$(254)	$2,791
Deferred Tax Asset	$1,911	$408	$—	$(4)	$2,315
Year Ended June 30, 2012
Valuation Allowances:
Short-Term Receivables	$1,799	$267	$(83)	$(616)	$1,367
Deferred Tax Asset	$6,698	$355	$—	$(5,142)	$1,911
Year Ended June 30, 2011
Valuation Allowances:
Short-Term Receivables	$3,349	$476	$195	$(2,221)	$1,799
Long-Term Notes Receivable	$69	$—	$—	$(69)	$—
Deferred Tax Asset	$5,777	$1,297	$—	$(376)	$6,698

KIMBALL INTERNATIONAL, INC.
INDEX OF EXHIBITS

Exhibit No.	Description
3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed February 25, 2013)
10(a)*	Summary of Director and Named Executive Officer Compensation
10(b)*	Discretionary Compensation
10(c)*	2003 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10(d) to the Company's Form 10-Q for the period ended December 31, 2008)
10(d)*	Supplemental Employee Retirement Plan (2012 Revision) (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 29, 2012)
10(e)*	Form of Annual Performance Share Award Agreement, as amended on August 22, 2006 (Incorporated by reference to Exhibit 10(a) to the Company's Form 10-Q for the period ended September 30, 2011)
10(f)
Amended and Restated Credit Agreement, dated as of December 18, 2012, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Agent and Letter of Credit Issuer (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 20, 2012)

10(g)*
Form of Employment Agreement dated March 8, 2010 between the Company and Donald W. Van Winkle and dated May 1, 2006 between the Company and each of James C. Thyen, Douglas A. Habig, Robert F. Schneider, Donald D. Charron, John H. Kahle and Gary W. Schwartz (Incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the year ended June 30, 2011)

10(h)*	Form of Long Term Performance Share Award, as amended on August 22, 2006 (Incorporated by reference to Exhibit 10(b) to the Company's Form 10-Q for the period ended September 30, 2011)
10(i)*	Description of the Company's 2010 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 25, 2010)
11	Computation of Earnings Per Share (Incorporated by reference to Note 15 - Earnings Per Share of Notes to Consolidated Financial Statements)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
* Constitutes management contract or compensatory arrangement
** These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.