Form 10-Q
period 2013-09-30
KIMBALL INTERNATIONAL INC
filed 2013-11-05
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant's common stock as of October 23, 2013 was:
Class A Common Stock - 8,272,068 shares
Class B Common Stock - 30,161,666 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	September 30, 2013	June 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$109,630	$103,600
Receivables, net of allowances of $2,503 and $2,791, respectively	161,840	160,767
Inventories	128,777	123,998
Prepaid expenses and other current assets	38,473	39,013
Assets held for sale	2,646	1,521
Total current assets	441,366	428,899
Property and Equipment, net of accumulated depreciation of $354,842 and $371,232, respectively	184,122	185,744
Goodwill	2,556	2,511
Other Intangible Assets, net of accumulated amortization of $61,816 and $62,147, respectively	4,817	5,276
Other Assets	24,632	22,089
Total Assets	$657,493	$644,519

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$25	$23
Accounts payable	158,803	155,709
Dividends payable	1,880	1,863
Accrued expenses	56,598	56,856
Total current liabilities	217,306	214,451
Other Liabilities:
Long-term debt, less current maturities	275	294
Other	25,179	25,268
Total other liabilities	25,454	25,562
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 11,834,000 and 12,025,000, respectively	591	601
Class B - Shares authorized: 100,000,000 Shares issued: 31,191,000 and 31,000,000, respectively	1,560	1,550
Additional paid-in capital	861	4,448
Retained earnings	468,409	462,957
Accumulated other comprehensive loss	(271)	(3,477)
Less: Treasury stock, at cost:
Class A - 3,505,000 and 3,843,000 shares, respectively	(42,198)	(47,152)
Class B - 1,086,000 and 1,101,000 shares, respectively	(14,219)	(14,421)
Total Share Owners' Equity	414,733	404,506
Total Liabilities and Share Owners' Equity	$657,493	$644,519
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)
	Three Months Ended
	September 30
	2013	2012
Net Sales	$317,439	$288,190
Cost of Sales	256,115	232,985
Gross Profit	61,324	55,205
Selling and Administrative Expenses	54,217	48,238
Other General Income	(5,022)	—
Restructuring Expense	402	60
Operating Income	11,727	6,907
Other Income (Expense):
Interest income	68	110
Interest expense	(7)	(7)
Non-operating income (expense), net	958	184
Other income (expense), net	1,019	287
Income Before Taxes on Income	12,746	7,194
Provision for Income Taxes	3,563	2,233
Net Income	$9,183	$4,961

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.24	$0.12
Class B	$0.24	$0.13
Diluted Earnings Per Share:
Class A	$0.23	$0.12
Class B	$0.24	$0.13

Dividends Per Share of Common Stock:
Class A	$0.045	$0.045
Class B	$0.050	$0.050

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	38,310	38,017
Diluted	38,596	38,256
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$9,183			$4,961
Other comprehensive income (loss):
Foreign currency translation adjustments	$3,102	$(174)	$2,928	$1,107	$(67)	$1,040
Postemployment severance actuarial change	452	(180)	272	414	(165)	249
Derivative gain (loss)	(505)	115	(390)	1,401	(361)	1,040
Reclassification to (earnings) loss:
Derivatives	350	(51)	299	(260)	35	(225)
Amortization of prior service costs	71	(28)	43	71	(28)	43
Amortization of actuarial change	90	(36)	54	92	(37)	55
Other comprehensive income (loss)	$3,560	$(354)	$3,206	$2,825	$(623)	$2,202
Total comprehensive income			$12,389			$7,163

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Three Months Ended
	September 30
	2013	2012
Cash Flows From Operating Activities:
Net income	$9,183	$4,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,804	7,469
Loss on sales of assets	60	38
Restructuring and asset impairment charges	1,509	—
Deferred income tax and other deferred charges	(2,233)	77
Stock-based compensation	1,486	717
Excess tax benefits from stock-based compensation	(43)	(567)
Other, net	53	342
Change in operating assets and liabilities:
Receivables	12	(1,484)
Inventories	(3,814)	(7,998)
Prepaid expenses and other current assets	1,120	4,106
Accounts payable	1,785	5,811
Accrued expenses	(897)	(3,986)
Net cash provided by operating activities	16,025	9,486
Cash Flows From Investing Activities:
Capital expenditures	(6,630)	(5,270)
Proceeds from sales of assets	191	166
Purchases of capitalized software	(43)	(182)
Other, net	57	148
Net cash used for investing activities	(6,425)	(5,138)
Cash Flows From Financing Activities:
Net change in capital leases and long-term debt	(17)	(14)
Dividends paid to Share Owners	(1,863)	(1,843)
Excess tax benefits from stock-based compensation	43	567
Repurchase of employee shares for tax withholding	(1,947)	(851)
Net cash used for financing activities	(3,784)	(2,141)
Effect of Exchange Rate Change on Cash and Cash Equivalents	214	96
Net Increase in Cash and Cash Equivalents	6,030	2,303
Cash and Cash Equivalents at Beginning of Period	103,600	75,197
Cash and Cash Equivalents at End of Period	$109,630	$77,500
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$2,376	$575
Interest expense	$26	$27
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
Other General Income:
Other General Income in fiscal year 2014 included pre-tax distributions of $5.0 million related to two class action lawsuits in which Kimball was a class member. The lawsuits alleged that certain suppliers of the Electronic Manufacturing Services (EMS) segment conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components.
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
Components of Non-operating income (expense), net:

	Three Months Ended
	September 30
(Amounts in Thousands)	2013	2012
Foreign Currency/Derivative Gain (Loss)	$118	$(393)
Gain on Supplemental Employee Retirement Plan Investments	1,051	703
Other	(211)	(126)
Non-operating income (expense), net	$958	$184

Income Taxes:
In determining the quarterly provision for income taxes, Kimball uses an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
Our effective tax rate was 28.0% for the three months ended September 30, 2013, as compared to 31.0% for the three months ended September 30, 2012. The effective tax rate for the three months ended September 30, 2013 was favorably impacted by a $0.5 million adjustment to a deferred tax asset valuation allowance.
In September 2013, the United States Treasury Department and the Internal Revenue Service (IRS) issued final regulations effective for our first quarter of fiscal year 2015, that provide guidance on a number of matters with regard to tangible property, including whether expenditures qualify as deductible repairs, the treatment of materials and supplies, capitalization of tangible property, dispositions of property, and related elections.  We are currently reviewing the regulations, but we do not expect them to have a material effect on our consolidated financial statements when they are fully adopted.  Future transitional guidance in the form of revenue procedures issued by the IRS, and the finalization of other proposed regulations, could impact our current estimates.
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
In February 2013, the FASB issued guidance on the presentation of comprehensive income. This guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments became effective prospectively for our first quarter fiscal year 2014 financial statements. As this guidance only impacted how comprehensive income is disclosed, the adoption did not impact our consolidated financial position, results of operations, or cash flows.
Note 2. Inventories
Inventory components were as follows:

(Amounts in Thousands)	September 30, 2013	June 30, 2013
Finished products	$31,719	$33,956
Work-in-process	12,233	12,746
Raw materials	98,242	90,167
Total FIFO inventory	$142,194	$136,869
LIFO reserve	(13,417)	(12,871)
Total inventory	$128,777	$123,998
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three-month period ended September 30, 2013 was immaterial. During the three-month period ended September 30, 2012, there were no LIFO inventory liquidations.

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
Unallocated corporate assets include cash and cash equivalents, investments, and other assets not allocated to segments. Unallocated corporate net income consists of income not allocated to segments for purposes of evaluating segment performance and includes income from corporate investments and other non-operational items. The basis of segmentation and accounting policies of the segments are consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

	Three Months Ended
	September 30
(Amounts in Thousands)	2013		2012
Net Sales:
Electronic Manufacturing Services	$175,636		$164,175
Furniture	141,803		124,015
Consolidated	$317,439		$288,190
Net Income (Loss):
Electronic Manufacturing Services	$7,462		$3,283
Furniture	2,899		1,668
Unallocated Corporate and Eliminations	(1,178)		10
Consolidated	$9,183	(1)	$4,961	(2)

(1)
Net Income (Loss) included after-tax restructuring charges, in thousands, of $242 in the three months ended September 30, 2013. In the three months ended September 30, 2013, the EMS segment recorded, in thousands, $44 of after-tax restructuring charges and Unallocated Corporate and Eliminations recorded, in thousands, $198 of after-tax restructuring charges. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion. Additionally, the EMS segment recorded in the three months ended September 30, 2013, $3.0 million of after-tax income related to two class action lawsuits in which Kimball was a class member. Also during the three months ended September 30, 2013, we recorded within Unallocated Corporate and Eliminations, in thousands, $720 of after-tax impairment charges for an aircraft that was classified as held for sale during the quarter.

(2)
Net Income (Loss) included an immaterial amount of restructuring charges in the three months ended September 30, 2012. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion.

(Amounts in Thousands)	September 30, 2013	June 30, 2013
Total Assets:
Electronic Manufacturing Services	$357,673	$353,425
Furniture	187,461	185,925
Unallocated Corporate and Eliminations	112,359	105,169
Consolidated	$657,493	$644,519

Note 4. Accumulated Other Comprehensive Income (Loss)
During the three months ended September 30, 2013, the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2013	$855	$(4,359)	$(292)	$319	$(3,477)
Other comprehensive income (loss) before reclassifications	2,928	(390)	—	272	2,810
Reclassification to (earnings) loss	—	299	43	54	396
Net current-period other comprehensive income (loss)	2,928	(91)	43	326	3,206
Balance at September 30, 2013	$3,783	$(4,450)	$(249)	$645	$(271)
The following reclassifications were made from accumulated other comprehensive income (loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended	Affected Line Item in the Condensed Consolidated Statements of Income
	September 30
(Amounts in Thousands)	2013
Derivative Gain (Loss) (1)	$(171)	Cost of Sales
	(179)	Non-operating income (expense), net
	51	Benefit (Provision) for Income Taxes
	$(299)	Net of Tax
Postemployment Benefits:
Amortization of Prior Service Costs (2)	$(49)	Cost of Sales
	(22)	Selling and Administrative Expenses
	28	Benefit (Provision) for Income Taxes
	$(43)	Net of Tax

Amortization of Actuarial Gain (Loss) (2)	$(62)	Cost of Sales
	(28)	Selling and Administrative Expenses
	36	Benefit (Provision) for Income Taxes
	$(54)	Net of Tax

Total Reclassifications for the Period	$(396)	Net of Tax
Amounts in parentheses indicate reductions to income.
(1) See Note 8 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 11 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.

Note 5. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of Kimball's failure to pay its obligations to a beneficiary. As of September 30, 2013, we had a maximum financial exposure from unused standby letters of credit totaling $3.8 million. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of September 30, 2013 with respect to the standby letters of credit. Kimball also enters into commercial letters of credit to facilitate payments to vendors and from customers.
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.
Changes in the product warranty accrual for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2013	2012
Product Warranty Liability at the beginning of the period	$2,384	$2,251
Additions to warranty accrual (including changes in estimates)	900	432
Settlements made (in cash or in kind)	(434)	(252)
Product Warranty Liability at the end of the period	$2,850	$2,431

Note 6. Restructuring Expense
We recognized $0.4 million of pre-tax restructuring charges in the first quarter of fiscal year 2014 primarily related to the sale of a facility and land located in Gaylord, Michigan, which resulted in a $0.3 million pre-tax loss. The remaining charges were related to miscellaneous exit costs from the EMS Fremont and EMS European Consolidation plans. The lease of the EMS Fremont facility expired in August 2013. During the first quarter of fiscal year 2013, we recognized $0.1 million of pre-tax restructuring charges primarily related to EMS Fremont and Gaylord miscellaneous plant closure charges. All restructuring activities related to previously announced restructuring plans are complete.
Restructuring charges are included in the Restructuring Expense line item of our Condensed Consolidated Statements of Income.
There was no accrued restructuring at September 30, 2013. At June 30, 2013 there was an immaterial amount of accrued restructuring recorded in current liabilities, which was related to the remaining lease payments due for the EMS Fremont facility.
For more information on these restructuring plans, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Note 7. Fair Value
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the three months ended September 30, 2013. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents	1	Market - Quoted market prices
Derivative Assets: Foreign exchange contracts	2	Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates, considering counterparty credit risk.
Derivative Assets: Stock warrants	3
Market - Based on a probability-weighted Black-Scholes option pricing model with the following inputs (level 3 input values indicated in parenthesis): risk-free interest rate (0.09%), historical stock price volatility (98.5%) and weighted average expected term (6 months). Enterprise value was estimated using a discounted cash flow calculation.

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

Trading securities: Mutual funds held by nonqualified supplemental employee retirement plan	1	Market - Quoted market prices
Derivative Liabilities: Foreign exchange contracts	2	Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates adjusted for Kimball's non-performance risk.

Recurring Fair Value Measurements:
As of September 30, 2013 and June 30, 2013, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	September 30, 2013
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$90,723	$—	$—	$90,723
Derivatives: Foreign exchange contracts	—	145	—	145
Derivatives: Stock warrants	—	—	29	29
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	20,422	—	—	20,422
Total assets at fair value	$111,145	$145	$29	$111,319
Liabilities
Derivatives: Foreign exchange contracts	$—	$1,637	$—	$1,637
Total liabilities at fair value	$—	$1,637	$—	$1,637

	June 30, 2013
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$83,516	$—	$—	$83,516
Derivatives: Foreign exchange contracts	—	273	—	273
Derivatives: Stock warrants	—	—	25	25
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	19,600	—	—	19,600
Total assets at fair value	$103,116	$273	$25	$103,414
Liabilities
Derivatives: Foreign exchange contracts	$—	$1,662	$—	$1,662
Total liabilities at fair value	$—	$1,662	$—	$1,662
The changes in fair value of Level 3 investment assets during the three months ended September 30, 2013 and 2012 were immaterial, and no purchases or sales of Level 3 assets occurred during the periods.
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

Non-recurring fair value adjustment	Level	Valuation Technique/Inputs Used
Impairment of long-lived assets (property & equipment)	3	Market - Estimated potential net selling price.

During the three months ended September 30, 2013, we classified an aircraft as held for sale and accordingly recognized pre-tax impairment of $1.2 million due to a significant downward shift in the market for private aviation aircraft.

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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of September 30, 2013, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $26.3 million and to hedge currencies against the Euro in the aggregate notional amount of 43.9 million EUR. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of September 30, 2013, we estimate that $1.1 million of pre-tax derivative losses deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on foreign exchange contracts are generally offset by gains in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both September 30, 2013 and June 30, 2013.

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

Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	September 30, 2013	June 30, 2013	Balance Sheet Location	September 30, 2013	June 30, 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$145	$265	Accrued expenses	$1,178	$1,097

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	8	Accrued expenses	459	565
Stock warrants	Other assets (long-term)	29	25
Total derivatives		$174	$298		$1,637	$1,662

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended
	September 30
(Amounts in Thousands)	2013	2012
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$(505)	$1,401

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended
(Amounts in Thousands)		September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2013	2012
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$(171)	$355
Foreign exchange contracts	Non-operating income (expense)	(179)	(92)
Total		$(350)	$263

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$—	$(3)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(544)	$(196)
Stock warrants	Non-operating income (expense)	4	(1)
Total		$(540)	$(197)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(890)	$63

Note 9. Investments
Non-marketable Equity Securities:
Kimball currently holds non-marketable equity securities of a privately-held company. The equity securities were valued at $0.1 million at both September 30, 2013 and June 30, 2013, and are included in the Other Assets line of the Condensed Consolidated Balance Sheets. See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities. The investment does not rise to the level of a material variable interest or a controlling interest in the privately-held company which would require consolidation.
Supplemental Employee Retirement Plan Investments:
Kimball maintains a self-directed supplemental employee retirement plan (SERP) for executive employees. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and exactly offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the three months ended September 30, 2013 and 2012 was, in thousands, $925, and $635, respectively. SERP asset and liability balances were as follows:

(Amounts in Thousands)	September 30, 2013	June 30, 2013
SERP investment - current asset	$7,744	$7,031
SERP investment - other long-term asset	12,678	12,569
Total SERP investment	$20,422	$19,600

SERP obligation - current liability	$7,744	$7,031
SERP obligation - other long-term liability	12,678	12,569
Total SERP obligation	$20,422	$19,600

Note 10. Assets Held for Sale
At September 30, 2013, in thousands, assets totaling $2,646 were classified as held for sale and consisted of $1,121 for an idle Furniture segment manufacturing facility and land located in Jasper, Indiana, and $1,525 for an underutilized aircraft which was reported as an unallocated corporate asset for segment reporting purposes. Due to a reduction in the market value of the aircraft, a pre-tax impairment loss, in thousands, of $1,198 was recorded on the Selling and Administrative Expenses line of the Condensed Consolidated Statements of Income during the first quarter of fiscal year 2014. Also during the first quarter of fiscal year 2014, the Gaylord, Michigan EMS segment facility and land was sold and a pre-tax loss on the sale was recognized, in thousands, of $311 which was included in the Restructuring Expense line of the Condensed Consolidated Statements of Income. The loss on the Gaylord, Michigan facility and land was reported in unallocated corporate for segment reporting purposes.
At June 30, 2013, in thousands, assets totaling $1,521 were classified as held for sale and consisted of $400 for the facility and land related to the Gaylord, Michigan exited operation and $1,121 for the idle Furniture segment manufacturing facility and land located in Jasper, Indiana. The Gaylord, Michigan facility and land were reported as unallocated corporate assets for segment reporting purposes.

Note 11. Postemployment Benefits
Kimball maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2013	2012
Service cost	$237	$200
Interest cost	34	50
Amortization of prior service costs	71	71
Amortization of actuarial loss	90	92
Net periodic benefit cost	$432	$413
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 12. Stock Compensation Plan
During fiscal year 2014, the following stock compensation was awarded to officers and key employees. All awards were granted under the 2003 Stock Option and Incentive Plan. For more information on similar performance share awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Performance Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Annual Performance Shares – Class A (1)	1st Quarter	229,500	$11.05
Long-Term Performance Shares – Class A (2)	1st Quarter	405,500	$11.05

Unrestricted Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Unrestricted Shares (Director Compensation) – Class B (3)	1st Quarter	15,017	$10.09
Unrestricted Shares – Class B (3)	1st Quarter	1,000	$10.01

(1)
Annual performance shares were awarded to officers. Payouts will be based upon the fiscal year 2014 cash incentive payout percentages calculated under Kimball's Profit Sharing Incentive Bonus Plan. The number of shares issued will be less than the maximum potential shares issuable if the maximum cash incentive payout percentages are not achieved. Annual performance shares vest after one year.

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
We are involved with VIEs consisting of an investment in common stock and stock warrants of a privately-held company, a note receivable related to the sale of an Indiana facility, and notes receivable resulting from loans provided to an electronics engineering services firm. Kimball also has a business development cooperation agreement with the electronic engineering services firm. For information related to our investment in the privately-held company, see Note 9 - Investments and Note 8 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements. The combined carrying value of the notes receivable, net of a $0.3 million allowance, was $1.5 million as of September 30, 2013. As of June 30, 2013, the combined carrying value of the notes receivable was $1.5 million, net of a $0.4 million allowance. For both periods, the combined carrying value was included on the Receivables line of our Condensed Consolidated Balance Sheet as the entire balance is classified as short-term.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investments and notes receivable. Kimball did not provide additional financial support to the VIEs during the quarter ended September 30, 2013.

Note 14. Credit Quality and Allowance for Credit Losses of Notes Receivable
Kimball monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. The allowance on the notes receivable from an electronics engineering services firm was reduced as payments were received during the first quarter of fiscal year 2014. We hold collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of September 30, 2013 and June 30, 2013, Kimball had no material past due outstanding notes receivable.

	As of September 30, 2013			As of June 30, 2013
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,409	$—	$1,409	$1,413	$—	$1,413
Notes Receivable from an Electronics Engineering Services Firm	338	273	65	521	440	81
Other Notes Receivable	76	28	48	127	85	42
Total	$1,823	$301	$1,522	$2,061	$525	$1,536

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
Kimball International, Inc. (the "Company," "Kimball," "we," us," or "our") provides a variety of products from our two business segments: the Electronic Manufacturing Services (EMS) segment and the Furniture segment. The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities globally to the automotive, medical, industrial, and public safety industries. The Furniture segment provides furniture for the office and hospitality industries, sold under Kimball's family of brand names.
The pace of the economic recovery has been slow, and key economic indicators are showing mixed trends. The U.S. government's continuing inability to permanently resolve budget and other fiscal issues has the tendency to cause disruption in business strategy, execution, and timing in many of the markets in which we compete.
EMS industry projections (by IDC and IHS in the February 2013 MMI publication) forecasted growth for calendar year 2013 over 2012 in the 5% to 6% range. Growth projections for calendar year 2014 are in the 4% to 8% range. Additionally, in June 2013 the Semiconductor Industry Association (SIA) endorsed a forecast for year-over-year semiconductor sales growth of 2% for calendar year 2013 and 5% for calendar year 2014, and although the Company does not directly serve this market, it may be indicative of the end market demand for products utilizing electronic components. Kimball's focus is on the four key vertical markets of automotive, medical, industrial, and public safety within our EMS segment. Our overall expectation for the EMS market is that of moderate growth, but with mixed demand. The automotive end market is benefiting from relative strength in the U.S. market and improvement in the Chinese market, while demand in other geographies such as Europe continues to be less certain due to the lingering impact of the European debt crisis.  The industrial market demand is improving but continues to reflect a lower demand for heating, cooling, and ventilation (HVAC) products than historical levels.  Demand in the public safety market is being negatively impacted by lower spending and delays in ordering by government agencies coupled with a change in the mix of product within the public safety marketplace. Demand in the medical market remains stable.
The Business and Institutional Furniture Manufacturer Association (BIFMA) forecast (by IHS as of August 2013) projects a year-over-year increase in the office furniture industry for calendar year 2013 of 5%. Improved year-over-year growth of 8% is projected for calendar year 2014. The hospitality furniture market forecast (August 2013 PwC and September 2013 PKF Hospitality Research reports) projects an increase in occupancy rates of 1% to 2% and an increase in RevPAR (Revenue Per Available Room) of 6% for calendar year 2013 over calendar year 2012. For calendar year 2014, occupancy is forecasted to increase 1% to 2%, and RevPAR is forecasted to increase in the range of 6% to 7%.
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
We continue to maintain a strong balance sheet, which included minimal long-term debt of $0.3 million and Share Owners' equity of $414.7 million as of September 30, 2013. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, was $191.6 million at September 30, 2013.
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

•	The Affordable Care Act is expected to increase our healthcare and related administrative expenses as the provisions of the law become effective over the next couple of years.

•	Globalization continues to reshape not only the industries in which we operate but also our key customers and competitors.

•
Kimball's employees throughout the business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our career development and succession planning processes help to maintain stability in management.

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, a significant change in economic conditions, loss of key customers or suppliers, or similar unforeseen events. Additional information on risks is contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.
Financial Overview - Consolidated
First quarter fiscal year 2014 consolidated net sales were $317.4 million compared to first quarter fiscal year 2013 net sales of $288.2 million, a 10% increase, driven by a net sales increase in the Furniture segment of 14%, and a net sales increase in the EMS segment of 7%. In the first quarter of fiscal year 2014 Kimball recorded net income of $9.2 million, or $0.24 per Class B diluted share, inclusive of $3.0 million, or $0.08 per Class B diluted share of after-tax distributions resulting from the settlement of two anti-trust class action lawsuits of which the Company was a class member, compared to net income of $5.0 million, or $0.13 per Class B diluted share in the first quarter of fiscal year 2013.
Consolidated gross profit as a percent of net sales improved to 19.3% for the first quarter of fiscal year 2014 compared to 19.2% for the first quarter of fiscal year 2013. Both the EMS segment and Furniture segment first quarter fiscal year 2014 margins declined slightly as compared to the first quarter of fiscal year 2013, but a shift in sales mix (as depicted in the table below) toward the Furniture segment which operates at a higher gross profit percentage than the EMS segment had a positive impact on the consolidated gross margin. Gross profit is discussed in more detail in the following segment discussions.

	Three Months Ended
	September 30
	2013	2012
EMS segment net sales as % of total	55%	57%
Furniture segment net sales as % of total	45%	43%
First quarter fiscal year 2014 consolidated selling and administrative expenses as a percent of net sales increased 0.3 of a percentage point and 12% in absolute dollars compared to the first quarter of fiscal year 2013 primarily due to increased incentive compensation costs, higher sales and marketing expenses, increased salary expenses, and higher commissions related to increased sales in the Furniture segment. We also classified one of our three aircraft as held for sale during the first quarter of fiscal year 2014 and recorded a $1.2 million pre-tax impairment charge.
Other General Income in the first quarter of fiscal year 2014 included $5.0 million of pre-tax income resulting from settlement proceeds related to two antitrust class action lawsuits of which Kimball was a class member. The lawsuits alleged that certain EMS segment suppliers conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. We recorded no Other General Income during the first quarter of fiscal year 2013.
Kimball recognized $0.4 million of pre-tax restructuring charges in the first quarter of fiscal year 2014 primarily related to the sale of the Gaylord, Michigan facility, which resulted in a $0.3 million pre-tax loss. During the first quarter of fiscal year 2013, we recognized $0.1 million of pre-tax restructuring charges primarily related to EMS Fremont and Gaylord miscellaneous plant closure charges. All restructuring activities related to previously announced restructuring plans are complete.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2013	2012
Interest Income	$68	$110
Interest Expense	(7)	(7)
Foreign Currency/Derivative Gain (Loss)	118	(393)
Gain on Supplemental Employee Retirement Plan Investments	1,051	703
Other	(211)	(126)
Other Income (Expense), net	$1,019	$287
The variance in the Foreign Currency/Derivative Gain (Loss) was primarily driven by foreign exchange movement that impacted the EMS segment.
Our effective tax rate for the first quarter fiscal year 2014 was 28.0% compared to 31.0% for the first quarter of fiscal year 2013. The effective tax rate for the three month period ended September 30, 2013 was favorably impacted by a $0.5 million adjustment to a deferred tax asset valuation allowance in the EMS segment.
Comparing the balance sheet as of September 30, 2013 to June 30, 2013, we had no material line item variations.

Electronic Manufacturing Services Segment
EMS segment results follow:

	At or for the Three Months Ended
	September 30
(Amounts in Millions)	2013	2012	% Change
Net Sales	$175.6	$164.2	7%
Operating Income	$10.0	$5.0	99%
Operating Income %	5.7%	3.1%
Net Income	$7.5	$3.3	127%
Open Orders	$164.8	$178.5	(8)%
First quarter fiscal year 2014 EMS segment net sales increased 7% compared to the first quarter of fiscal year 2013 on double-digit sales growth to customers in the automotive and industrial markets. First quarter fiscal year 2014 net sales to the public safety industry declined compared to the first quarter of fiscal year 2013 while sales to the medical industry were flat. Open orders for our EMS products were down 8% as of September 30, 2013 compared to September 30, 2012. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of the EMS segment's business.
First quarter fiscal year 2014 EMS segment gross profit as a percent of net sales declined 0.1 of a percentage point when compared to the first quarter of fiscal year 2013. The first quarter of fiscal year 2014 was negatively impacted by a $0.6 million inventory write-down relating to products specific to a former customer.
EMS segment selling and administrative expenses in the first quarter ended September 30, 2013 compared to the same period ended September 30, 2012 increased 8% in absolute dollars primarily due to increased incentive compensation costs related to the improved earnings and higher salary expenses which were partially offset by a favorable warranty reserve adjustment and lower costs for workers compensation claims. As a percent of net sales, selling and administrative costs in the EMS segment increased 0.1 of a percentage point for the first quarter of fiscal year 2014 compared to the same period of fiscal year 2013.
EMS segment Other General Income in the first quarter of fiscal year 2014 included $5.0 million of pre-tax income, or $3.0 million after-tax, resulting from settlement proceeds related to two antitrust class action lawsuits of which Kimball was a class member. We recorded no Other General Income during the first quarter of fiscal year 2013.
EMS segment Other Income (Expense) for the first quarters of fiscal years 2014 and 2013 were expense of $0.1 million and $0.6 million, respectively. The variance was primarily related to net foreign currency exchange movement.
EMS segment net income in the first quarter of fiscal year 2014 was favorably impacted by a $0.5 million adjustment to the deferred tax asset valuation allowance.
Included in this segment are a significant amount of sales to Johnson Controls, Inc. which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Three Months Ended
	September 30
	2013	2012
Johnson Controls, Inc. sales as a percent of consolidated net sales	10%	9%
Johnson Controls, Inc. sales as a percent of EMS segment net sales	18%	15%
The nature of the electronic manufacturing services industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Volumes for one of our largest contracts with Johnson Controls, Inc., which accounted for approximately $12 million in sales in the first quarter of fiscal year 2014, are expected to decline beginning in fiscal year 2015 as certain programs reach end-of-life.

Risk factors within the EMS segment include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their electronics manufacturing. The continuing success of this segment is dependent upon our ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on our performance are contained in Kimball's Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Furniture Segment
Furniture segment results follow:

	At or for the Three Months Ended
	September 30
(Amounts in Millions)	2013	2012	% Change
Net Sales	$141.8	$124.0	14%
Operating Income	$4.8	$2.8	71%
Operating Income %	3.4%	2.3%
Net Income	$2.9	$1.7	74%
Open Orders	$111.1	$79.8	39%
The net sales improvement in the Furniture segment for the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013 was driven by increased net sales of both hospitality furniture and office furniture. The increase in office furniture net sales during the first quarter of fiscal year 2014 was due to increased sales volumes as well as the positive impact of price increases net of discounting. Sales to all vertical markets within the office furniture industry increased over the first quarter of fiscal year 2013 except for a slight decline in sales to the federal and state governments.
Net sales of newly introduced office furniture products which have been sold for less than twelve months approximated $2.3 million for the first quarter ended September 30, 2013. Open orders for furniture products at September 30, 2013 increased 39% when compared to the open order level as of September 30, 2012 as open orders increased for hospitality furniture and open orders for office furniture also increased, but to a lesser extent. Open orders at a point in time may not be indicative of future sales trends.
Furniture segment gross profit as a percent of net sales decreased 0.1 of a percentage point in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013. Benefits realized in the current year first quarter from price increases and operational improvements were offset by an unfavorable shift in sales mix, higher freight expenses, and an increase in the LIFO inventory reserve.
Compared to the first quarter of fiscal year 2013, first quarter fiscal year 2014 Furniture segment selling and administrative expenses as a percent of net sales decreased 1.3 percentage points on the higher sales volumes but increased 9% in absolute dollars. The higher costs were driven by increased incentive compensation costs, increased salary costs, higher sales and marketing costs, and higher commissions resulting from the increased sales.
Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, financial stability of customers and suppliers, supply chain cost pressures, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on the Company's performance are contained in Kimball's Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Liquidity and Capital Resources
Working capital at September 30, 2013 was $224.1 million compared to working capital of $214.4 million at June 30, 2013. The current ratio was 2.0 at both September 30, 2013 and June 30, 2013.

Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (DSO), for the first quarter ended September 30, 2013 was 46.1 days as compared to 44.4 days for the first quarter ended September 30, 2012. We define DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. Our Production Days Supply on Hand (PDSOH) of inventory measure for the first quarter ended September 30, 2013 decreased to 52.7 days from 54.9 days for the first quarter ended September 30, 2012. We define PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.
Kimball's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $191.6 million at September 30, 2013 compared to $185.2 million at June 30, 2013.
Our cash and cash equivalents position improved to $109.6 million at September 30, 2013 from $103.6 million at June 30, 2013. We had no short-term borrowings outstanding as of September 30, 2013 or June 30, 2013. Operating activities provided $16.0 million of cash in the first quarter ended September 30, 2013 compared to $9.5 million in the first quarter ended September 30, 2012. During the first quarter ended September 30, 2013, we reinvested $6.7 million into capital investments for the future with the largest investments being made for manufacturing equipment in both segments. Kimball also paid $1.9 million of dividends in the three-month period ended September 30, 2013. Consistent with our historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During the remainder of fiscal year 2014 and the foreseeable future, we expect to continue to invest in capital expenditures prudently, particularly for projects including potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
The Company maintains a $75 million credit facility (the "primary facility") with a maturity date of December 2017 that allows for both issuances of letters of credit and cash borrowings. The primary facility provides an option to increase the amount available for borrowing to $115 million at our request, subject to the consent of the participating banks.
At both September 30, 2013 and June 30, 2013, we had no short-term borrowings outstanding under the primary facility. At September 30, 2013, we had $3.8 million in letters of credit against the primary facility.
The primary facility requires us to comply with certain debt covenants, the most significant of which are the ratio of consolidated indebtedness to consolidated EBITDA (debt to EBITDA) and minimum net worth (excluding accumulated other comprehensive income). We were in compliance with the debt covenants of the credit facility during the first quarter ended September 30, 2013.
The table below compares the actual net worth and debt to EBITDA ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	September 30, 2013	Credit Agreement	Excess
Minimum Net Worth	$415,004,000	$362,000,000	$53,004,000
Debt to EBITDA Ratio	0.07	3.00	2.93
The debt to EBITDA ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.
The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the primary facility will be sufficient for the foreseeable future.
In addition to the $75 million primary facility, Kimball can opt to utilize foreign credit facilities which are available to satisfy short-term cash needs at a specific foreign location rather than funding from intercompany sources. Through September 30, 2013, we maintained a $2.7 million foreign credit facility for our EMS segment operation in Thailand which was backed by the $75 million primary facility via a letter of credit. We continue to maintain a credit facility for our EMS segment operation in Poland, which allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $8.1 million U.S. dollars at September 30, 2013 exchange rates) which can be canceled at any time by either the bank or by us. We had no borrowings outstanding under these foreign credit facilities as of September 30, 2013 or June 30, 2013.
Total availability to borrow in USD equivalent under all of our credit facilities totaled $82.0 million at September 30, 2013.
Another source of funds in addition to our credit facilities has been our ability to generate cash from operations to meet our liquidity obligations, which could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our products, loss of key contract customers/programs, the ability of Kimball to generate profits, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.
The preceding statements include forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Fair Value
During the first quarter of fiscal year 2014, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. The Company's foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
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
See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball's summary of contractual obligations under the caption, "Contractual Obligations" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

•
Sales returns and allowances - At the time revenue is recognized certain provisions may also be recorded, including a provision for returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At September 30, 2013 and June 30, 2013, the reserve for returns and allowances was $1.1 million and $1.7 million, respectively. The returns and allowances reserve approximated 1% to 2% of gross trade receivables during the two-year period preceding September 30, 2013.

•
Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at both September 30, 2013 and June 30, 2013 was $1.8 million. During the two-year period preceding September 30, 2013, this reserve approximated 1% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 14% and 16% of consolidated inventories at September 30, 2013 and June 30, 2013, respectively, including approximately 84% and 87% of the Furniture segment inventories at September 30, 2013 and June 30, 2013, respectively. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on our balance sheet are adjusted for excess and obsolete inventory. In general, we purchase materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and we have a general philosophy to only purchase materials to the extent covered by a written commitment from our customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. We may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
Self-insurance reserves - Kimball is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At September 30, 2013 and June 30, 2013, our accrued liabilities for self-insurance exposure were $4.1 million and $3.5 million, respectively.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.9 million at both September 30, 2013 and June 30, 2013.

New Accounting Standards
See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.

Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "estimates," "projects," "expects," "intends," "anticipates," "forecasts," and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, continuing impacts of the global economic conditions, significant volume reductions from key contract customers, significant reduction in customer order patterns, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in Kimball's internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. Kimball did not repurchase any shares under the repurchase program during the first quarter of fiscal year 2014. At September 30, 2013, two million shares remained available under the repurchase program.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed February 25, 2013)

10(a)*	Amended and Restated 2003 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 21, 2013)

10(b)*	Form of Annual Performance Share Award Agreement

10(c)*	Form of Long Term Performance Share Award

11	Computation of Earnings Per Share

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Constitutes management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ JAMES C. THYEN
James C. Thyen President, Chief Executive Officer
November 5, 2013

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Executive Vice President, Chief Financial Officer
November 5, 2013

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed February 25, 2013)
10(a)*	Amended and Restated 2003 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 21, 2013)
10(b)*	Form of Annual Performance Share Award Agreement
10(c)*	Form of Long Term Performance Share Award
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Constitutes management contract or compensatory arrangement