Form 10-Q
period 2013-12-31
KIMBALL INTERNATIONAL INC
filed 2014-02-05
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant's common stock as of January 23, 2014 was:
Class A Common Stock - 7,990,950 shares
Class B Common Stock - 30,443,397 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	December 31, 2013	June 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$129,592	$103,600
Receivables, net of allowances of $3,122 and $2,791, respectively	163,088	160,767
Inventories	130,983	123,998
Prepaid expenses and other current assets	43,838	39,013
Assets held for sale	1,121	1,521
Total current assets	468,622	428,899
Property and Equipment, net of accumulated depreciation of $354,493 and $371,232, respectively	187,835	185,744
Goodwill	2,564	2,511
Other Intangible Assets, net of accumulated amortization of $62,113 and $62,147, respectively	4,386	5,276
Other Assets	24,505	22,089
Total Assets	$687,912	$644,519

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$25	$23
Accounts payable	168,403	155,709
Dividends payable	1,882	1,863
Accrued expenses	65,939	56,856
Total current liabilities	236,249	214,451
Other Liabilities:
Long-term debt, less current maturities	273	294
Other	26,120	25,268
Total other liabilities	26,393	25,562
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 11,500,000 and 12,025,000, respectively	575	601
Class B - Shares authorized: 100,000,000 Shares issued: 31,525,000 and 31,000,000, respectively	1,576	1,550
Additional paid-in capital	2,599	4,448
Retained earnings	475,750	462,957
Accumulated other comprehensive income (loss)	1,187	(3,477)
Less: Treasury stock, at cost:
Class A - 3,505,000 and 3,843,000 shares, respectively	(42,198)	(47,152)
Class B - 1,086,000 and 1,101,000 shares, respectively	(14,219)	(14,421)
Total Share Owners' Equity	425,270	404,506
Total Liabilities and Share Owners' Equity	$687,912	$644,519
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31		December 31
	2013	2012	2013	2012
Net Sales	$320,313	$295,136	$637,752	$583,326
Cost of Sales	253,467	239,979	509,582	472,964
Gross Profit	66,846	55,157	128,170	110,362
Selling and Administrative Expenses	56,664	49,006	110,881	97,244
Other General Income	—	—	(5,022)	—
Restructuring Expense	—	31	402	91
Operating Income	10,182	6,120	21,909	13,027
Other Income (Expense):
Interest income	65	121	133	231
Interest expense	(7)	(8)	(14)	(15)
Non-operating income (expense), net	1,171	(1,470)	2,129	(1,286)
Other income (expense), net	1,229	(1,357)	2,248	(1,070)
Income Before Taxes on Income	11,411	4,763	24,157	11,957
Provision for Income Taxes	2,189	584	5,752	2,817
Net Income	$9,222	$4,179	$18,405	$9,140

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.24	$0.11	$0.47	$0.23
Class B	$0.24	$0.11	$0.48	$0.24
Diluted Earnings Per Share:
Class A	$0.23	$0.11	$0.47	$0.22
Class B	$0.24	$0.11	$0.48	$0.24

Dividends Per Share of Common Stock:
Class A	$0.045	$0.045	$0.090	$0.090
Class B	$0.050	$0.050	$0.100	$0.100

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	38,434	38,077	38,372	38,047
Diluted	38,613	38,295	38,760	38,469
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	December 31, 2013			December 31, 2012
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$9,222			$4,179
Other comprehensive income (loss):
Foreign currency translation adjustments	$1,781	$(97)	$1,684	$2,013	$(120)	$1,893
Postemployment severance actuarial change	(330)	131	(199)	282	(112)	170
Derivative gain (loss)	(393)	49	(344)	(106)	39	(67)
Reclassification to (earnings) loss:
Derivatives	267	(56)	211	(707)	186	(521)
Amortization of prior service costs	72	(29)	43	72	(29)	43
Amortization of actuarial change	104	(41)	63	80	(32)	48
Other comprehensive income (loss)	$1,501	$(43)	$1,458	$1,634	$(68)	$1,566
Total comprehensive income			$10,680			$5,745

	Six Months Ended			Six Months Ended
	December 31, 2013			December 31, 2012
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$18,405			$9,140
Other comprehensive income (loss):
Foreign currency translation adjustments	$4,883	$(271)	$4,612	$3,120	$(187)	$2,933
Postemployment severance actuarial change	122	(49)	73	696	(277)	419
Derivative gain (loss)	(898)	164	(734)	1,295	(322)	973
Reclassification to (earnings) loss:
Derivatives	617	(107)	510	(967)	221	(746)
Amortization of prior service costs	143	(57)	86	143	(57)	86
Amortization of actuarial change	194	(77)	117	172	(69)	103
Other comprehensive income (loss)	$5,061	$(397)	$4,664	$4,459	$(691)	$3,768
Total comprehensive income			$23,069			$12,908
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Six Months Ended
	December 31
	2013	2012
Cash Flows From Operating Activities:
Net income	$18,405	$9,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,727	15,143
(Gain) loss on sales of assets	41	(26)
Restructuring and asset impairment charges	1,509	—
Deferred income tax and other deferred charges	(4,676)	(1,448)
Stock-based compensation	3,254	2,176
Excess tax benefits from stock-based compensation	(43)	(567)
Other, net	143	2,039
Change in operating assets and liabilities:
Receivables	(131)	13,021
Inventories	(5,401)	(18,776)
Prepaid expenses and other current assets	(507)	6,601
Accounts payable	9,351	4,438
Accrued expenses	7,388	(1,779)
Net cash provided by operating activities	45,060	29,962
Cash Flows From Investing Activities:
Capital expenditures	(15,664)	(13,337)
Proceeds from sales of assets	1,473	293
Purchases of capitalized software	(90)	(627)
Other, net	607	277
Net cash used for investing activities	(13,674)	(13,394)
Cash Flows From Financing Activities:
Net change in capital leases and long-term debt	(19)	(2)
Dividends paid to Share Owners	(3,743)	(3,705)
Excess tax benefits from stock-based compensation	43	567
Repurchase of employee shares for tax withholding	(1,947)	(870)
Net cash used for financing activities	(5,666)	(4,010)
Effect of Exchange Rate Change on Cash and Cash Equivalents	272	336
Net Increase in Cash and Cash Equivalents	25,992	12,894
Cash and Cash Equivalents at Beginning of Period	103,600	75,197
Cash and Cash Equivalents at End of Period	$129,592	$88,091
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$4,763	$883
Interest expense	$27	$29
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation:
The accompanying unaudited Condensed Consolidated Financial Statements of Kimball International, Inc. (the "Company," "Kimball," "we," "us," or "our") have been prepared in accordance with the instructions to Form 10-Q. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. All significant intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.
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
Other General Income:
We recorded no Other General Income during the second quarter of fiscal year 2014. Other General Income in the year-to-date period of fiscal year 2014 included pre-tax distributions of $5.0 million related to two class action lawsuits in which Kimball was a class member. The lawsuits alleged that certain suppliers of the Electronic Manufacturing Services (EMS) segment conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components.
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

Components of Non-operating income (expense), net:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2013	2012	2013	2012
Foreign Currency/Derivative Gain (Loss)	$116	$(124)	$230	$(516)
Gain on Supplemental Employee Retirement Plan Investments	1,278	283	2,329	986
Impairment Loss on Privately-Held Investment	—	(735)	—	(735)
Gain (Loss) on Stock Warrants	4	(751)	8	(752)
Other	(227)	(143)	(438)	(269)
Non-operating income (expense), net	$1,171	$(1,470)	$2,129	$(1,286)
Income Taxes:
In determining the quarterly provision for income taxes, Kimball uses an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
In September 2013, the United States Treasury Department and the Internal Revenue Service (IRS) issued final regulations effective for our first quarter of fiscal year 2015, that provide guidance on a number of matters with regard to tangible property, including whether expenditures qualify as deductible repairs, the treatment of materials and supplies, capitalization of tangible property, dispositions of property, and related elections.  We continue to review the regulations, but we do not expect them to have a material effect on our consolidated financial statements when they are fully adopted.  Future transitional guidance in the form of revenue procedures issued by the IRS, and the finalization of other proposed regulations, could impact our current estimates.
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

Note 2. Inventories
Inventory components were as follows:

(Amounts in Thousands)	December 31, 2013	June 30, 2013
Finished products	$36,979	$33,956
Work-in-process	11,580	12,746
Raw materials	95,422	90,167
Total FIFO inventory	$143,981	$136,869
LIFO reserve	(12,998)	(12,871)
Total inventory	$130,983	$123,998
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three and six-month periods ended December 31, 2013 and 2012 was immaterial.

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

	Three Months Ended				Six Months Ended
	December 31				December 31
(Amounts in Thousands)	2013		2012		2013		2012
Net Sales:
Electronic Manufacturing Services	$181,264		$164,181		$356,900		$328,356
Furniture	139,049		130,955		280,852		254,970
Consolidated	$320,313		$295,136		$637,752		$583,326
Net Income (Loss):
Electronic Manufacturing Services	$5,225		$3,932		$12,687		$7,215
Furniture	4,457		1,504		7,356		3,172
Unallocated Corporate and Eliminations	(460)		(1,257)		(1,638)		(1,247)
Consolidated	$9,222	(1)	$4,179	(2)	$18,405	(1)	$9,140	(2)

(1)
No restructuring charges were recorded in the three months ended December 31, 2013. Net Income (Loss) included after-tax restructuring charges, in thousands, of $242 in the six months ended December 31, 2013. In the six months ended December 31, 2013, the EMS segment recorded, in thousands, $44 of after-tax restructuring charges and Unallocated Corporate and Eliminations recorded, in thousands, $198 of after-tax restructuring charges. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion. Additionally, the EMS segment recorded in the six months ended December 31, 2013, $3.0 million of after-tax income related to two class action lawsuits in which Kimball was a class member. Also during the six months ended December 31, 2013, we recorded within Unallocated Corporate and Eliminations, in thousands, $720 of after-tax impairment charges for an aircraft which was classified as held for sale in the first quarter of fiscal year 2014 and subsequently sold.

(2)
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

(Amounts in Thousands)	December 31, 2013	June 30, 2013
Total Assets:
Electronic Manufacturing Services	$361,948	$353,425
Furniture	194,794	185,925
Unallocated Corporate and Eliminations	131,170	105,169
Consolidated	$687,912	$644,519

Note 4. Accumulated Other Comprehensive Income (Loss)
During the six months ended December 31, 2013, the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2013	$855	$(4,359)	$(292)	$319	$(3,477)
Other comprehensive income (loss) before reclassifications	4,612	(734)	—	73	3,951
Reclassification to (earnings) loss	—	510	86	117	713
Net current-period other comprehensive income (loss)	4,612	(224)	86	190	4,664
Balance at December 31, 2013	$5,467	$(4,583)	$(206)	$509	$1,187

The following reclassifications were made from accumulated other comprehensive income (loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended	Six Months Ended	Affected Line Item in the Condensed Consolidated Statements of Income
	December 31,	December 31,
(Amounts in Thousands)	2013	2013
Derivative Gain (Loss) (1)	$(212)	$(383)	Cost of Sales
	(55)	(234)	Non-operating income (expense), net
	56	107	Benefit (Provision) for Income Taxes
	$(211)	$(510)	Net of Tax
Postemployment Benefits:
Amortization of Prior Service Costs (2)	$(49)	$(98)	Cost of Sales
	(23)	(45)	Selling and Administrative Expenses
	29	57	Benefit (Provision) for Income Taxes
	$(43)	$(86)	Net of Tax

Amortization of Actuarial Gain (Loss) (2)	$(71)	$(133)	Cost of Sales
	(33)	(61)	Selling and Administrative Expenses
	41	77	Benefit (Provision) for Income Taxes
	$(63)	$(117)	Net of Tax

Total Reclassifications for the Period	$(317)	$(713)	Net of Tax
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

Note 5. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance institutions and can only be drawn upon in the event of Kimball's failure to pay its obligations to a beneficiary. As of December 31, 2013, we had a maximum financial exposure from unused standby letters of credit totaling $1.1 million. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of December 31, 2013 with respect to the standby letters of credit. Kimball also enters into commercial letters of credit to facilitate payments to vendors and from customers.
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.
Changes in the product warranty accrual for the six months ended December 31, 2013 and 2012 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2013	2012
Product Warranty Liability at the beginning of the period	$2,384	$2,251
Additions to warranty accrual (including changes in estimates)	1,900	511
Settlements made (in cash or in kind)	(879)	(441)
Product Warranty Liability at the end of the period	$3,405	$2,321

Note 6. Restructuring Expense
We recognized no pre-tax restructuring charges during the second quarter of fiscal year 2014, and recognized $0.4 million of pre-tax restructuring charges during the year-to-date period of fiscal year 2014. The year-to-date charges were primarily related to the sale of a facility and land located in Gaylord, Michigan, which resulted in a $0.3 million pre-tax loss within Unallocated Corporate. The remaining year-to-date charges were miscellaneous exit costs related to the EMS Fremont and EMS European Consolidation plans. The lease of the EMS Fremont facility expired in August 2013. During the second quarter and year-to-date periods of fiscal year 2013, we recognized an immaterial amount of pre-tax restructuring charges primarily related to EMS Fremont and Gaylord miscellaneous plant closure charges. All restructuring activities related to previously announced restructuring plans are complete.
Restructuring charges are included in the Restructuring Expense line item of our Condensed Consolidated Statements of Income.
There was no accrued restructuring at December 31, 2013. At June 30, 2013 there was an immaterial amount of accrued restructuring recorded in current liabilities, which was related to the remaining lease payments due for the EMS Fremont facility.
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

Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the six months ended December 31, 2013. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.
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
Market - Based on a probability-weighted Black-Scholes option pricing model with the following inputs (level 3 input values indicated in parenthesis): risk-free interest rate (0.09%), historical stock price volatility (102.0%) and weighted average expected term (6 months). Enterprise value was estimated using a discounted cash flow calculation.

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

Recurring Fair Value Measurements:
As of December 31, 2013 and June 30, 2013, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	December 31, 2013
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$103,029	$—	$—	$103,029
Derivatives: Foreign exchange contracts	—	389	—	389
Derivatives: Stock warrants	—	—	33	33
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	21,860	—	—	21,860
Total assets at fair value	$124,889	$389	$33	$125,311
Liabilities
Derivatives: Foreign exchange contracts	$—	$1,997	$—	$1,997
Total liabilities at fair value	$—	$1,997	$—	$1,997

	June 30, 2013
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$83,516	$—	$—	$83,516
Derivatives: Foreign exchange contracts	—	273	—	273
Derivatives: Stock warrants	—	—	25	25
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	19,600	—	—	19,600
Total assets at fair value	$103,116	$273	$25	$103,414
Liabilities
Derivatives: Foreign exchange contracts	$—	$1,662	$—	$1,662
Total liabilities at fair value	$—	$1,662	$—	$1,662
The change in fair value of Level 3 investment assets during the six months ended December 31, 2013 was immaterial, and no purchases or sales of Level 3 assets occurred during the period.
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

During the three months ended December 31, 2013, we had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date. During the six months ended December 31, 2013, we classified an aircraft as held for sale and accordingly recognized pre-tax impairment of $1.2 million due to a significant downward shift in the market for private aviation aircraft.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of December 31, 2013, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $22.7 million and to hedge currencies against the Euro in the aggregate notional amount of 40.6 million EUR. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.

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
Based on fair values as of December 31, 2013, we estimate that $1.2 million of pre-tax derivative losses deferred in Accumulated Other Comprehensive Loss will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on foreign exchange contracts are generally offset by gains in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both December 31, 2013 and June 30, 2013.

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

Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	December 31, 2013	June 30, 2013	Balance Sheet Location	December 31, 2013	June 30, 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$389	$265	Accrued expenses	$1,424	$1,097

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	8	Accrued expenses	573	565
Stock warrants	Other assets (long-term)	33	25
Total derivatives		$422	$298		$1,997	$1,662

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2013	2012	2013	2012
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$(393)	$(106)	$(898)	$1,295

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Six Months Ended
(Amounts in Thousands)		December 31		December 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2013	2012	2013	2012
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$(212)	$814	$(383)	$1,169
Foreign exchange contracts	Non-operating income (expense)	(55)	(107)	(234)	(199)
Total		$(267)	$707	$(617)	$970

Amount of Pre-Tax Loss Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$—	$—	$—	$(3)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(294)	$(365)	$(838)	$(561)
Stock warrants	Non-operating income (expense)	4	(751)	8	(752)
Total		$(290)	$(1,116)	$(830)	$(1,313)

Total Derivative Pre-Tax Loss Recognized in Income		$(557)	$(409)	$(1,447)	$(346)

Note 9. Investments
Non-marketable Equity Securities:
Kimball currently holds non-marketable equity securities of a privately-held company. The equity securities were valued at $0.1 million at both December 31, 2013 and June 30, 2013, and are included in the Other Assets line of the Condensed Consolidated Balance Sheets. During the second quarter of fiscal year 2013, we recorded a $0.7 million impairment loss on the equity securities as a result of certain events and changes in circumstances that had a significant adverse effect on the fair value of this investment. See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities. The investment does not rise to the level of a material variable interest or a controlling interest in the privately-held company which would require consolidation.

Supplemental Employee Retirement Plan Investments:
Kimball maintains a self-directed supplemental employee retirement plan (SERP) for executive employees. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and exactly offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains (losses) for the six months ended December 31, 2013 and 2012 was, in thousands, $(78), and $446, respectively. SERP asset and liability balances were as follows:

(Amounts in Thousands)	December 31, 2013	June 30, 2013
SERP investment - current asset	$8,269	$7,031
SERP investment - other long-term asset	13,591	12,569
Total SERP investment	$21,860	$19,600

SERP obligation - current liability	$8,269	$7,031
SERP obligation - other long-term liability	13,591	12,569
Total SERP obligation	$21,860	$19,600

Note 10. Assets Held for Sale
At December 31, 2013, in thousands, assets totaling $1,121 were classified as held for sale and consisted of an idle Furniture segment manufacturing facility and land located in Jasper, Indiana. An underutilized aircraft totaling, in thousands, $1,525 was classified as held for sale during the first quarter of fiscal year 2014, and was subsequently sold during the second quarter of 2014. Also during the first quarter of fiscal year 2014, an EMS segment facility and land in Gaylord, Michigan was sold. During the six months ended December 31, 2013, we recognized pre-tax losses, in thousands, of $1,198 for impairment on the aircraft and $311 related to the sale of the Gaylord, Michigan facility and land. The pre-tax impairment loss on the aircraft was recorded on the Selling and Administrative Expenses line of the Condensed Consolidated Statements of Income and the pre-tax loss on the sale of the Gaylord, Michigan facility and land was recognized in the Restructuring Expense line of the Condensed Consolidated Statements of Income. The loss on sale of the Gaylord, Michigan facility and land and the impairment loss on the aircraft were both reported in unallocated corporate for segment reporting purposes.
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

Note 11. Postemployment Benefits
Kimball maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2013	2012	2013	2012
Service cost	$246	$192	$483	$392
Interest cost	35	48	69	98
Amortization of prior service costs	72	72	143	143
Amortization of actuarial loss	104	80	194	172
Net periodic benefit cost	$457	$392	$889	$805
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 12. Stock Compensation Plan
During fiscal year 2014, the following stock compensation was awarded to officers and key employees. All awards were granted under the Amended and Restated 2003 Stock Option and Incentive Plan. For more information on similar performance share awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Performance Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Annual Performance Shares – Class A (1)	1st Quarter	229,500	$11.05
Long-Term Performance Shares – Class A (2)	1st Quarter	405,500	$11.05
Annual Performance Shares – Class A (1)	2nd Quarter	4,958	$10.95 - $11.07
Long-Term Performance Shares – Class A (2)	2nd Quarter	18,102	$10.95 - $11.07

Unrestricted Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Unrestricted Shares (Director Compensation) – Class B (3)	1st Quarter	15,017	$10.09
Unrestricted Shares – Class B (3)	1st Quarter	1,000	$10.01

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
We are involved with VIEs consisting of an investment in common stock and stock warrants of a privately-held company, a note receivable related to the sale of an Indiana facility, and notes receivable resulting from loans provided to an electronics engineering services firm. Kimball also has a business development cooperation agreement with the electronic engineering services firm. For information related to our investment in the privately-held company, see Note 9 - Investments and Note 8 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements. The combined carrying value of the notes receivable, net of a $0.1 million allowance, was $1.4 million as of December 31, 2013. As of June 30, 2013, the combined carrying value of the notes receivable was $1.5 million, net of a $0.4 million allowance. For both periods, the combined carrying value was included on the Receivables line of our Condensed Consolidated Balance Sheet as the entire balance is classified as short-term.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investments and notes receivable. Kimball did not provide additional financial support to the VIEs during the quarter ended December 31, 2013.

Note 14. Credit Quality and Allowance for Credit Losses of Notes Receivable
Kimball monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. The allowance on the notes receivable from an electronics engineering services firm was reduced as payments were received during the year-to-date period of fiscal year 2014. We hold collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of December 31, 2013 and June 30, 2013, Kimball had no material past due outstanding notes receivable.

	As of December 31, 2013			As of June 30, 2013
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,404	$—	$1,404	$1,413	$—	$1,413
Notes Receivable from an Electronics Engineering Services Firm	154	136	18	521	440	81
Other Notes Receivable	67	20	47	127	85	42
Total	$1,625	$156	$1,469	$2,061	$525	$1,536

Note 15. Subsequent Event
On January 20, 2014, the Company announced that its Board of Directors unanimously approved a plan to spin off its EMS segment.  The separation will result in two independent publicly-traded companies:  Kimball International, Inc., an industry leader in the sale and manufacture of quality office and hospitality furniture; and Kimball Electronics, Inc., a leading global provider of electronic manufacturing services to the automotive, medical, industrial, and public safety markets. The Company expects the spin-off, which is intended to be tax-free to Share Owners, to be completed in approximately 8 - 12 months.
Execution of the transaction requires further work on structure, management, governance and other significant matters.  The completion of the spin-off is subject to certain customary conditions, including receipt of a legal opinion as to the tax-free nature of the spin-off and regulatory approvals, as well as certain other matters.  The Company can make no assurance that any spin-off transaction will ultimately occur, or, if one does occur, its terms or timing.
The disclosures within these condensed consolidated financial statements do not take into account the proposed spin-off of the EMS segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
Kimball International, Inc. (the "Company," "Kimball," "we," "us," or "our") provides a variety of products from our two business segments: the Electronic Manufacturing Services (EMS) segment and the Furniture segment. The EMS segment provides engineering and manufacturing services which utilize common production and support capabilities globally to the automotive, medical, industrial, and public safety industries. The Furniture segment provides furniture for the office and hospitality industries, sold under Kimball's family of brand names.
The pace of the economic recovery has been improving. However, key economic indicators continue to show mixed trends, and major fiscal uncertainties are a threat to future growth which has the tendency to cause disruption in business strategy, execution, and timing in many of the markets in which we compete.
Within the EMS segment, our focus is on the four key vertical markets of automotive, medical, industrial, and public safety. Our overall expectation for the EMS market is that of moderate growth, but with mixed demand. The automotive end market is benefiting from relative strength in the U.S. market and improvement in the Chinese market, while demand in other geographies such as Europe continues to be less certain due to the lingering impact of the European debt crisis.  The industrial market demand is improving but continues to reflect a lower demand for heating, cooling, and ventilation (HVAC) products than historical levels.  Demand in the public safety market is being negatively impacted by lower spending and delays in ordering by government agencies coupled with a change in the mix of product within the public safety marketplace. Demand in the medical market remains stable.
In relation to the office furniture industry, the Business and Institutional Furniture Manufacturer Association (BIFMA) forecast (by IHS as of November 2013) projects a year-over-year increase of 5% for calendar year 2014. The hospitality furniture market forecast (November 2013 PwC and December 2013 PKF Hospitality Research reports) projects an increase in occupancy rates of 1% and an increase in RevPAR (Revenue Per Available Room) of 6% to 7% for calendar year 2014 over calendar year 2013.
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
We continue to maintain a strong balance sheet, which included minimal long-term debt of $0.3 million and Share Owners' equity of $425.3 million as of December 31, 2013. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, was $211.8 million at December 31, 2013.

In addition to the above discussion related to the current market conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding Kimball's financial condition and operating performance:

•	We continue to focus on mitigating the impact of raw material commodity pricing pressures.

•
Due to the contract and project nature of the EMS and Furniture industries, fluctuation in the demand for the Company's products and variation in the gross margin on those projects is inherent to our business. Effective management of the manufacturing capacity is and will continue to be critical to our success. See the EMS and Furniture segment discussions below for further details regarding current sales and open order trends.

•	The Affordable Care Act is expected to increase our healthcare and related administrative expenses as the provisions of the law continue to become effective over the next couple of years.

•	Globalization continues to reshape not only the industries in which we operate but also our key customers and competitors.

•
Kimball's employees throughout the business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our career development and succession planning processes help to maintain stability in management.

Recent Developments
On January 20, 2014, the Company announced that its Board of Directors unanimously approved a plan to spin off its EMS segment.  The separation will result in two independent publicly-traded companies:  Kimball international, Inc., an industry leader in the sale and manufacture of quality office and hospitality furniture; and Kimball Electronics, Inc., a leading global provider of electronic manufacturing services to the automotive, medical, industrial, and public safety markets. The Company expects the spin-off, which is intended to be tax-free to Share Owners, to be completed in approximately 8 - 12 months.

Execution of the transaction requires further work on structure, management, governance and other significant matters.  The completion of the spin-off is subject to certain customary conditions, including receipt of a legal opinion as to the tax-free nature of the spin-off and regulatory approvals, as well as certain other matters.  The Company can make no assurance that any spin-off transaction will ultimately occur, or, if one does occur, its terms or timing.

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, the successful completion of the spin-off, adverse changes in the global economic conditions, loss of key customers or suppliers, or similar unforeseen events. Additional information on risks is contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.
Financial Overview - Consolidated
Second quarter fiscal year 2014 consolidated net sales were $320.3 million compared to second quarter fiscal year 2013 net sales of $295.1 million, a 9% increase, driven by a net sales increase in the EMS segment of 10%, and a net sales increase in the Furniture segment of 6%. In the second quarter of fiscal year 2014 Kimball recorded net income of $9.2 million, or $0.24 per Class B diluted share compared to net income of $4.2 million, or $0.11 per Class B diluted share in the second quarter of fiscal year 2013.
Net sales for the six-month period ended December 31, 2013 of $637.8 million increased 9% from net sales of $583.3 million for the same period of the prior fiscal year due to a 10% net sales increase in the Furniture segment and a 9% net sales increase in the EMS segment. Net income for the six-month period ended December 31, 2013 totaled $18.4 million, or $0.48 per Class B diluted share, inclusive of $3.0 million, or $0.08 per Class B diluted share of after-tax distributions resulting from the settlement of two anti-trust class action lawsuits of which the Company was a class member. Net income for the six-month period ended December 31, 2012 totaled $9.1 million, or $0.24 per Class B diluted share.

Consolidated gross profit as a percent of net sales improved to 20.9% for the second quarter of fiscal year 2014 compared to 18.7% for the second quarter of fiscal year 2013 on improved margins in both the EMS and Furniture segments. For the year-to-date period of fiscal year 2014, gross profit as a percent of net sales improved to 20.1% compared to 18.9% for the year-to-date period of fiscal year 2013 primarily due to improved margins in the Furniture segment. Sales mix (as depicted in the table below) had a negligible impact on the consolidated gross margin. Gross profit is discussed in more detail in the following segment discussions.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2013	2012	2013	2012
EMS segment net sales as % of total	57%	56%	56%	56%
Furniture segment net sales as % of total	43%	44%	44%	44%
Second quarter fiscal year 2014 consolidated selling and administrative expenses as a percent of net sales increased 1.1 percentage points and 16% in absolute dollars compared to the second quarter of fiscal year 2013 primarily due to increased incentive compensation costs, increased warranty reserves, and higher sales and marketing expenses. In addition, we had an unfavorable variance within selling and administrative expenses of $1.0 million related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (SERP) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was exactly offset within the SERP investment for which the revaluation was recorded in Other Income (Expense), and thus there was no effect on net income.
For the first six months of fiscal year 2014 consolidated selling and administrative expenses as a percent of net sales increased 0.7 of a percentage point and increased 14% in absolute dollars compared to the first six months of fiscal year 2013, primarily due to increased incentive compensation costs, increased salary expenses, higher sales and marketing expenses, increased warranty reserves and a $1.2 million pre-tax impairment charge on an aircraft which was classified as held for sale in the first quarter of fiscal year 2014 and subsequently sold. In addition, we had an unfavorable variance with selling and administrative expenses of $1.3 million related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (SERP) liability.
Other General Income in the first half of fiscal year 2014 included $5.0 million of pre-tax income resulting from settlement proceeds related to two antitrust class action lawsuits of which Kimball was a class member. The lawsuits alleged that certain EMS segment suppliers conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. We recorded no Other General Income during the first half of fiscal year 2013.
Kimball recognized $0.4 million of pre-tax restructuring charges in the first half of fiscal year 2014 primarily related to the sale of the Gaylord, Michigan facility, which resulted in a $0.3 million pre-tax loss. During the first half of fiscal year 2013, we recognized $0.1 million of pre-tax restructuring charges primarily related to EMS Fremont and Gaylord miscellaneous plant closure charges. All restructuring activities related to previously announced restructuring plans are complete.
Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2013	2012	2013	2012
Interest Income	$65	$121	$133	$231
Interest Expense	(7)	(8)	(14)	(15)
Foreign Currency/Derivative Gain (Loss)	116	(124)	230	(516)
Gain on Supplemental Employee Retirement Plan Investments	1,278	283	2,329	986
Impairment Loss on Privately-Held Investment	—	(735)	—	(735)
Gain (Loss) on Stock Warrants	4	(751)	8	(752)
Other	(227)	(143)	(438)	(269)
Other Income (Expense), net	$1,229	$(1,357)	$2,248	$(1,070)
The prior year impairment loss on privately-held investment and the loss on stock warrants listed in the table above both relate to the Company's investment in one privately-held company. See Note 8 - Derivative Instruments and Note 9 - Investments of Notes

to the Condensed Consolidated Financial Statements for more detailed information. The variance in the Foreign Currency/Derivative Gain (Loss) was primarily driven by foreign exchange movement that impacted the EMS segment.
Our effective tax rate for the first half of fiscal year 2014 was 23.8% compared to 23.6% for the first half of fiscal year 2013. The effective tax rate for the six month period ended December 31, 2013 was favorably impacted by two adjustments within the EMS segment which included a $0.7 million adjustment related to a tax law change in Mexico and a $0.5 million adjustment to a foreign deferred tax asset valuation allowance. Fiscal year-to-date 2013 included a higher mix of earnings in foreign jurisdictions which have lower statutory tax rates than the U.S.
Comparing the balance sheet as of December 31, 2013 to June 30, 2013, the accounts payable balance increase was primarily driven by an increase in deposits received on custom orders. The accrued expenses balance increase was driven by an increase in income tax accruals primarily as a result of higher taxable income, and higher accrued compensation as a result of Kimball's improved profitability under its profit sharing incentive bonus plan.

Electronic Manufacturing Services Segment
EMS segment results follow:

	At or for the Three Months Ended			For the Six Months Ended
	December 31			December 31
(Amounts in Millions)	2013	2012	% Change	2013	2012	% Change
Net Sales	$181.3	$164.2	10%	$356.9	$328.4	9%
Operating Income	$5.4	$5.0	8%	$15.4	$10.0	53%
Operating Income %	3.0%	3.0%		4.3%	3.1%
Net Income	$5.2	$3.9	33%	$12.7	$7.2	76%
Open Orders	$151.3	$180.8	(16)%
Second quarter and year-to-date fiscal year 2014 EMS segment net sales increased 10% and 9%, respectively, compared to the second quarter and year-to-date period of fiscal year 2013 on solid sales growth to customers in the automotive and industrial markets. Second quarter and year-to-date fiscal year 2014 net sales to the public safety and medical industries declined compared to the same periods of fiscal year 2013. Open orders for our EMS products were down 16% as of December 31, 2013 compared to December 31, 2012 with the majority of the decline related to Johnson Controls, Inc., as explained below. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of the EMS segment's business.
Second quarter and fiscal year-to-date 2014 EMS segment gross profit as a percent of net sales improved 0.4 and 0.1 percentage points when compared to the second quarter and year-to-date periods of fiscal year 2013, respectively, primarily due to the impact of a $1.1 million inventory write-down related to a single customer in the prior year second quarter which favorably impacted the year-over-year comparisons. Gross profit as a percent of net sales was positively impacted by a favorable shift in product mix during both the second quarter and fiscal year-to-date 2014 periods.
EMS segment selling and administrative expenses in the second quarter ended December 31, 2013 compared to the same period ended December 31, 2012 increased 0.5 of a percentage point as a percent of net sales and increased 18% in absolute dollars primarily due to increased incentive compensation costs related to the improved earnings. For the first six months of fiscal year 2014 EMS segment selling and administrative expenses as a percent of net sales increased 0.3 of a percentage point and increased 13% in absolute dollars compared to the first six months of fiscal year 2013, primarily due to increased incentive compensation costs and increased salary expenses.
EMS segment Other General Income in the first half of fiscal year 2014 included $5.0 million of pre-tax income, or $3.0 million after-tax, resulting from settlement proceeds related to two antitrust class action lawsuits of which Kimball was a class member. We recorded no Other General Income during the first half of fiscal year 2013.
EMS segment Other Income (Expense) for the second quarter and year-to date periods of fiscal year 2014 totaled expense of $0.1 million and $0.2 million, respectively, compared to expense of $0.4 million and $1.0 million recorded during the second quarter and year-to-date periods of fiscal year 2013, respectively. The variances were primarily related to net foreign currency exchange movement.
EMS segment net income in the second quarter of fiscal year 2014 was favorably impacted by a $0.7 million adjustment related to a tax law change in Mexico. Fiscal 2014 year-to-date EMS segment net income was also favorably impacted by a $0.5 million adjustment to the foreign deferred tax asset valuation allowance.
Included in this segment are a significant amount of sales to Johnson Controls, Inc. (JCI) which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2013	2012	2013	2012
Johnson Controls, Inc. sales as a percent of consolidated net sales	8%	10%	9%	9%
Johnson Controls, Inc. sales as a percent of EMS segment net sales	14%	18%	16%	17%
The nature of the electronic manufacturing services industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Volumes for one of our largest contracts with JCI, which accounted for approximately $12 million and $24 million in sales in the second quarter and first half of fiscal year 2014, respectively, are expected to decline beginning in fiscal year 2015 as certain JCI programs reach end-of-life. In addition, during the second quarter of our fiscal year 2014, due to available capacity JCI decided to in-source other programs that are currently manufactured by our EMS segment which accounted for approximately $8 million and $18 million in sales in the second quarter and first half of fiscal year 2014, respectively. The transition to JCI's in-sourcing will occur in stages and is expected to begin in our fourth quarter of fiscal year 2014 with the final transfer expected to be substantially complete by January 2015. Gross profit as a percent of net sales on the JCI product approximates the overall segment gross margin.
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

Furniture Segment
Furniture segment results follow:

	At or for the Three Months Ended			For the Six Months Ended
	December 31			December 31
(Amounts in Millions)	2013	2012	% Change	2013	2012	% Change
Net Sales	$139.0	$131.0	6%	$280.9	$255.0	10%
Operating Income	$6.5	$1.9	233%	$11.2	$4.7	137%
Operating Income %	4.6%	1.5%		4.0%	1.9%
Net Income	$4.5	$1.5	196%	$7.4	$3.2	132%
Open Orders	$99.4	$77.9	28%
The net sales improvement in the Furniture segment for the second quarter and year-to-date period of fiscal year 2014 compared to the second quarter and year-to-date period of fiscal year 2013 was driven by increased net sales of both hospitality furniture and office furniture. The increase in furniture net sales during the second quarter and year-to-date period of fiscal year 2014 was due to increased sales volumes as well as the positive impact of price increases net of discounting.

Sales to all vertical markets within the office furniture industry increased compared to the second quarter and year-to-date periods of fiscal year 2013 except for a decline in sales to the federal government. Open orders for furniture products at December 31, 2013 increased 28% when compared to the open order level as of December 31, 2012 as open orders increased for hospitality furniture and open orders for office furniture also increased, but to a lesser extent. Open orders at a point in time may not be indicative of future sales trends.
Furniture segment gross profit as a percent of net sales increased 4.8 percentage points in the second quarter of fiscal year 2014 compared to the second quarter of fiscal year 2013. The improvement was driven by sales price increases, our increased focus on project execution and process discipline, and operational improvements.
Furniture segment gross profit as a percent of net sales increased by 2.3 percentage points for the year-to-date period of fiscal year 2014 when compared to the same period of fiscal year 2013. Benefits realized in fiscal year-to-date 2014 from sales price increases, our increased focus on project execution and process discipline, and operational improvements were partially offset by an unfavorable shift in sales mix.
Compared to the second quarter of fiscal year 2013, second quarter fiscal year 2014 Furniture segment selling and administrative expenses as a percent of net sales increased 1.7 percentage points and increased 13% in absolute dollars. The higher costs were primarily driven by increased incentive compensation costs, increased warranty reserves, and higher sales and marketing costs. For the first six months of fiscal year 2014 Furniture segment selling and administrative expenses as a percent of net sales increased 0.2 of a percentage point and increased 11% in absolute dollars compared to the first six months of fiscal year 2013, primarily due to increased incentive compensation costs, increased warranty reserves, higher sales and marketing expenses, increased salary expenses, and higher commissions resulting from the higher sales.
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

Liquidity and Capital Resources
Working capital at December 31, 2013 was $232.4 million compared to working capital of $214.4 million at June 30, 2013. The current ratio was 2.0 at both December 31, 2013 and June 30, 2013.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (DSO), for the six-month period ended December 31, 2013 was 46.7 days as compared to 44.1 days for the six-month period ended December 31, 2012. The DSO increase was primarily driven by the mix of sales among customers in the EMS segment. We define DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. Our Production Days Supply on Hand (PDSOH) of inventory measure for the six-month period ended December 31, 2013 decreased to 53.1 days from 57.1 days for the six-month period ended December 31, 2012. The PDSOH improvement was driven by EMS segment success in managing inventory levels as the business grows. We define PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.
Kimball's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $211.8 million at December 31, 2013 compared to $185.2 million at June 30, 2013.
Our cash and cash equivalents position improved to $129.6 million at December 31, 2013 from $103.6 million at June 30, 2013, with $115.8 million held in the U.S. as of December 31, 2013. We had no short-term borrowings outstanding as of December 31, 2013 or June 30, 2013. Operating activities provided $45.1 million of cash in the six-month period ended December 31, 2013 compared to $30.0 million in the six-month period ended December 31, 2012. During the six-month period ended December 31, 2013, we reinvested $15.8 million into capital investments for the future with the largest investments being made for manufacturing equipment in both segments. Kimball also paid $3.7 million of dividends in the six-month period ended December 31, 2013. Consistent with our historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. During the remainder of fiscal year 2014 and the foreseeable future, we expect to continue to invest in capital expenditures prudently, particularly for projects including potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
The Company maintains a $75 million credit facility (the "primary facility") with a maturity date of December 2017 that allows for both issuances of letters of credit and cash borrowings. The primary facility provides an option to increase the amount available for borrowing to $115 million at our request, subject to the consent of the participating banks.

At both December 31, 2013 and June 30, 2013, we had no short-term borrowings outstanding under the primary facility. At December 31, 2013, we had $1.1 million in letters of credit against the primary facility.
The primary facility requires us to comply with certain debt covenants, the most significant of which are the ratio of consolidated indebtedness to consolidated EBITDA (debt to EBITDA) and minimum net worth (excluding accumulated other comprehensive income). We were in compliance with the debt covenants of the credit facility during the six-month period ended December 31, 2013.
The table below compares the actual net worth and debt to EBITDA ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	December 31, 2013	Credit Agreement	Excess
Minimum Net Worth	$424,083,000	$362,000,000	$62,083,000
Debt to EBITDA Ratio	0.02	3.00	2.98
The debt to EBITDA ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.
The Company believes its principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under the primary facility will be sufficient for the foreseeable future.
In addition to the $75 million primary facility, Kimball can opt to utilize a foreign credit facility to satisfy short-term cash needs of its EMS segment operation in Poland rather than funding from intercompany sources. This foreign credit facility allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $8.3 million U.S. dollars at December 31, 2013 exchange rates) which can be canceled at any time by either the bank or by us. We had no borrowings outstanding under this foreign credit facility as of December 31, 2013 or June 30, 2013.
Total availability to borrow in USD equivalent under both of our credit facilities totaled $82.2 million at December 31, 2013.
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

Fair Value
During the second quarter of fiscal year 2014, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. The Company's foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. The Company's own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
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

•
Sales returns and allowances - At the time revenue is recognized certain provisions may also be recorded, including a provision for returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At December 31, 2013 and June 30, 2013, the reserve for returns and allowances was $1.1 million and $1.7 million, respectively. The returns and allowances reserve approximated 1% to 2% of gross trade receivables during the two-year period preceding December 31, 2013.

•
Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at December 31, 2013 and June 30, 2013 was $2.3 million and $1.8 million, respectively. During the two-year period preceding December 31, 2013, this reserve approximated 1% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 17% and 16% of consolidated inventories at December 31, 2013 and June 30, 2013, respectively, including approximately 88% and 87% of the Furniture segment inventories at December 31, 2013 and June 30, 2013, respectively. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on our balance sheet are adjusted for excess and obsolete inventory. In general, we purchase materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and we have a general philosophy to only purchase materials to the extent covered by a written commitment from our customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. We may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
Self-insurance reserves - Kimball is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At December 31, 2013 and June 30, 2013, our accrued liabilities for self-insurance exposure were $4.3 million and $3.5 million, respectively.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax periods are effectively settled, the provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $4.0 million and $3.9 million at December 31, 2013 and June 30, 2013, respectively.

New Accounting Standards
See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.

Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "estimates," "projects," "expects," "intends," "anticipates," "forecasts," and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, the successful completion of the spin-off of the EMS segment, adverse changes in the global economic conditions, significant volume reductions from key contract customers, significant reduction in customer order patterns, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in Kimball's internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
A comprehensive disclosure of risk factors related to Kimball can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Below are two additional risk factors related to the recently announced spin-off of our Electronics Manufacturing Services (EMS) segment.
We recently announced that we are pursuing a plan to spin off our EMS segment into a new, independent publicly traded company. This will likely require significant time and attention of our management and we may not be able to complete the transaction or, if completed, realize the anticipated benefits. On January 20, 2014 we announced a plan to separate into two independent companies through a spin-off of our EMS segment. Completion of the transaction will be contingent upon final approval of our Board of Directors, our receipt of a tax opinion of counsel that the spin-off will qualify as a tax-free distribution to us and our Share Owners, the effectiveness of a Registration Statement on Form 10 and other conditions. Additionally, our ability to complete the spin-off in a timely manner, if at all, could be affected by unanticipated developments or changes in market conditions. For these and other reasons, we may not be able to complete the spin-off within the expected time frame or at all. Even if completed, we may not realize the anticipated benefits from the spin-off and the spin-off may result in additional operating expenses for both companies in the aggregate. Any such difficulties could adversely affect our financial position, results of operations, or cash flows.
The proposed spin-off of our EMS segment could result in substantial tax liability to us and our Share Owners. Among the conditions for completing the spin-off will be our receipt of a tax opinion of counsel substantially to the effect that, for U.S. federal income tax purposes, the spin-off will qualify as a tax-free distribution under certain sections of the Internal Revenue Code. If any of the factual representations and assumptions made in connection with obtaining the tax opinion are inaccurate or incomplete in any material respect, then we will not be able to rely on the tax opinion. Furthermore, the tax opinion will not be binding on the Internal Revenue Service (IRS) or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the tax opinion and such challenge could prevail.
If, notwithstanding our receipt of the tax opinion, the spin-off is determined to be taxable, then (i) we would be subject to tax as if we sold the stock distributed in the spin-off in a taxable sale for its fair market value; and (ii) each Share Owner who receives stock distributed in the spin-off would be treated as receiving a distribution of property in an amount equal to the fair market value of such stock that would generally result in varied tax liabilities for each Share Owner depending on the facts and circumstances at the time of the spin-off, which may be substantial.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. Kimball did not repurchase any shares under the repurchase program during the second quarter of fiscal year 2014. At December 31, 2013, two million shares remained available under the repurchase program.
Item 5. Other Information
Kimball announced the appointment of Dean M. Vonderheide, 60, to the Company's executive committee effective February 1, 2014.
Since 2008, Mr. Vonderheide has served the Company as Vice President Organizational Effectiveness with responsibility for the ongoing development of the corporate culture and improvement in organizational effectiveness with specific emphasis on attraction, engagement, development and retention of our talent. Included in the scope of his responsibilities are the areas of human resources, employee safety, facility security, sustainable environmental practices and regulatory compliance.
The Company and Mr. Vonderheide have entered into an employment agreement as indicated in Exhibit 10(a) to this Form 10-Q.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed February 25, 2013)

10(a)*
Form of Employment Agreements dated January 1, 2014 between the Company and Lonnie P. Nicholson and dated February 1, 2014 between the Company and Dean M. Vonderheide (Similar to the Employment Agreements signed by other Executive Officers and incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the year ended June 30, 2011)

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
February 5, 2014

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Executive Vice President, Chief Financial Officer
February 5, 2014

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed February 25, 2013)
10(a)*
Form of Employment Agreements dated January 1, 2014 between the Company and Lonnie P. Nicholson and dated February 1, 2014 between the Company and Dean M. Vonderheide (Similar to the Employment Agreements signed by other Executive Officers and incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the year ended June 30, 2011)

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