Form 10-Q
period 2014-03-31
KIMBALL INTERNATIONAL INC
filed 2014-05-05
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant's common stock as of April 22, 2014 was:
Class A Common Stock - 7,895,365 shares
Class B Common Stock - 30,542,242 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	March 31, 2014	June 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$138,346	$103,600
Receivables, net of allowances of $2,896 and $2,791, respectively	155,975	160,767
Inventories	133,633	123,998
Prepaid expenses and other current assets	45,480	39,013
Assets held for sale	1,121	1,521
Total current assets	474,555	428,899
Property and Equipment, net of accumulated depreciation of $355,462 and $371,232, respectively	188,583	185,744
Goodwill	2,564	2,511
Other Intangible Assets, net of accumulated amortization of $61,965 and $62,147, respectively	4,321	5,276
Other Assets	25,796	22,089
Total Assets	$695,819	$644,519

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$25	$23
Accounts payable	164,084	155,709
Dividends payable	1,882	1,863
Accrued expenses	70,111	56,856
Total current liabilities	236,102	214,451
Other Liabilities:
Long-term debt, less current maturities	271	294
Other	26,013	25,268
Total other liabilities	26,284	25,562
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 11,408,000 and 12,025,000, respectively	570	601
Class B - Shares authorized: 100,000,000 Shares issued: 31,617,000 and 31,000,000, respectively	1,581	1,550
Additional paid-in capital	4,373	4,448
Retained earnings	481,075	462,957
Accumulated other comprehensive income (loss)	2,201	(3,477)
Less: Treasury stock, at cost:
Class A - 3,505,000 and 3,843,000 shares, respectively	(42,198)	(47,152)
Class B - 1,082,000 and 1,101,000 shares, respectively	(14,169)	(14,421)
Total Share Owners' Equity	433,433	404,506
Total Liabilities and Share Owners' Equity	$695,819	$644,519
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2014	2013	2014	2013
Net Sales	$310,788	$301,486	$948,540	$884,812
Cost of Sales	250,496	247,677	760,078	720,641
Gross Profit	60,292	53,809	188,462	164,171
Selling and Administrative Expenses	52,578	50,358	163,459	147,602
Other General Income	(666)	—	(5,688)	—
Restructuring Expense	—	47	402	138
Operating Income	8,380	3,404	30,289	16,431
Other Income (Expense):
Interest income	43	94	176	325
Interest expense	(7)	(12)	(21)	(27)
Non-operating income (expense), net	107	(15)	2,236	(1,301)
Other income (expense), net	143	67	2,391	(1,003)
Income Before Taxes on Income	8,523	3,471	32,680	15,428
Provision (Benefit) for Income Taxes	1,315	(207)	7,067	2,610
Net Income	$7,208	$3,678	$25,613	$12,818

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.18	$0.09	$0.65	$0.32
Class B	$0.19	$0.10	$0.67	$0.34
Diluted Earnings Per Share:
Class A	$0.18	$0.09	$0.65	$0.32
Class B	$0.19	$0.10	$0.66	$0.34

Dividends Per Share of Common Stock:
Class A	$0.045	$0.045	$0.135	$0.135
Class B	$0.050	$0.050	$0.150	$0.150

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	38,437	38,080	38,394	38,058
Diluted	38,750	38,176	38,838	38,428
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$7,208			$3,678
Other comprehensive income (loss):
Foreign currency translation adjustments	$54	$(33)	$21	$(2,324)	$134	$(2,190)
Postemployment severance actuarial change	451	(180)	271	356	(142)	214
Derivative gain	362	(94)	268	1,710	(469)	1,241
Reclassification to (earnings) loss:
Derivatives	468	(104)	364	(506)	119	(387)
Amortization of prior service costs	71	(28)	43	71	(28)	43
Amortization of actuarial change	80	(33)	47	64	(25)	39
Other comprehensive income (loss)	$1,486	$(472)	$1,014	$(629)	$(411)	$(1,040)
Total comprehensive income			$8,222			$2,638

	Nine Months Ended			Nine Months Ended
	March 31, 2014			March 31, 2013
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$25,613			$12,818
Other comprehensive income (loss):
Foreign currency translation adjustments	$4,937	$(304)	$4,633	$796	$(53)	$743
Postemployment severance actuarial change	573	(229)	344	1,052	(419)	633
Derivative gain (loss)	(536)	70	(466)	3,005	(791)	2,214
Reclassification to (earnings) loss:
Derivatives	1,085	(211)	874	(1,473)	340	(1,133)
Amortization of prior service costs	214	(85)	129	214	(85)	129
Amortization of actuarial change	274	(110)	164	236	(94)	142
Other comprehensive income	$6,547	$(869)	$5,678	$3,830	$(1,102)	$2,728
Total comprehensive income			$31,291			$15,546
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Nine Months Ended
	March 31
	2014	2013
Cash Flows From Operating Activities:
Net income	$25,613	$12,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,588	22,882
(Gain) loss on sales of assets	344	(63)
Restructuring and asset impairment charges	1,509	—
Deferred income tax and other deferred charges	(7,780)	(3,404)
Stock-based compensation	5,071	3,396
Excess tax benefits from stock-based compensation	(43)	(567)
Other, net	404	2,934
Change in operating assets and liabilities:
Receivables	6,553	(4,960)
Inventories	(7,925)	(10,436)
Prepaid expenses and other current assets	(337)	5,047
Accounts payable	5,780	8,218
Accrued expenses	12,073	5,489
Net cash provided by operating activities	64,850	41,354
Cash Flows From Investing Activities:
Capital expenditures	(24,848)	(21,235)
Proceeds from sales of assets	1,724	431
Purchases of capitalized software	(501)	(878)
Other, net	813	(272)
Net cash used for investing activities	(22,812)	(21,954)
Cash Flows From Financing Activities:
Net change in credit facilities	—	1,331
Net change in capital leases and long-term debt	(21)	32
Dividends paid to Share Owners	(5,625)	(5,566)
Excess tax benefits from stock-based compensation	43	567
Repurchase of employee shares for tax withholding	(1,953)	(875)
Net cash used for financing activities	(7,556)	(4,511)
Effect of Exchange Rate Change on Cash and Cash Equivalents	264	182
Net Increase in Cash and Cash Equivalents	34,746	15,071
Cash and Cash Equivalents at Beginning of Period	103,600	75,197
Cash and Cash Equivalents at End of Period	$138,346	$90,268
Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) during the period for:
Income taxes	$12,189	$(908)
Interest expense	$28	$34
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
Our policy for estimating the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as aging, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to determine the final allowance for credit losses on the trade accounts receivable and notes receivable. Trade accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. Our limited amount of notes receivable allows management to monitor the risks, credit quality indicators, collectability, and probability of impairment on an individual basis. Adjustments to the allowance for credit losses are recorded in selling and administrative expenses.
Other General Income:
Other General Income in the third quarter and the first nine months of fiscal year 2014 included $0.7 million and $5.7 million, respectively, of pre-tax income resulting from settlements received related to two antitrust class action lawsuits in which Kimball was a class member. The lawsuits alleged that certain suppliers of the Electronic Manufacturing Services (EMS) segment conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. No Other General Income was recorded during the year-to-date period of fiscal year 2013.
Non-operating Income (Expense), net:
The non-operating income (expense), net line item includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on Supplemental Employee Retirement Plan (SERP) investments, investment gain or loss, non-production rent income, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain on SERP investments is offset by a change in the SERP liability that is recognized in selling and administrative expenses.

Components of Non-operating income (expense), net:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2014	2013	2014	2013
Foreign Currency/Derivative Gain (Loss)	$87	$(493)	$317	$(1,009)
Gain on Supplemental Employee Retirement Plan Investments	233	970	2,562	1,956
Impairment on Privately-Held Investment	(7)	(173)	(7)	(908)
Loss on Stock Warrants	(13)	(119)	(5)	(871)
Other	(193)	(200)	(631)	(469)
Non-operating income (expense), net	$107	$(15)	$2,236	$(1,301)
Income Taxes:
In determining the quarterly provision for income taxes, Kimball uses an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
In September 2013, the United States Treasury Department and the Internal Revenue Service (IRS) issued final regulations effective for our first quarter of fiscal year 2015, which provide guidance on a number of matters with regard to tangible property, including whether expenditures qualify as deductible repairs, the treatment of materials and supplies, capitalization of tangible property, dispositions of property, and related elections.  We do not expect the regulations as issued to have a material effect on our consolidated financial statements.  Future transitional guidance in the form of revenue procedures issued by the IRS, and the finalization of other proposed regulations, could impact our current estimates.
New Accounting Standards:
In April 2014, the Financial Accounting Standards Board (FASB) issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under the new guidance, a disposal that represents a strategic shift that has or will have a major effect on an entity's operations and financial results is a discontinued operation. The new guidance requires expanded disclosures that will provide more information about the assets, liabilities, income, and expenses of discontinued operations, and also requires disclosures of significant disposals that do not qualify for discontinued operations reporting. The guidance is effective prospectively for disposals or components of our business classified as held for sale during the first quarter of fiscal year 2016. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
In July 2013, the FASB issued guidance to eliminate the diversity in practice related to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance is effective prospectively for our first quarter fiscal year 2015 financial statements. The adoption is not expected to have a material effect on our consolidated financial statements.
In February 2013, the FASB issued guidance on the presentation of comprehensive income. This guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments were adopted prospectively for our first quarter fiscal year 2014 financial statements. As this guidance only impacted how comprehensive income is disclosed, the adoption did not impact our consolidated financial position, results of operations, or cash flows.

Note 2. Inventories
Inventory components were as follows:

(Amounts in Thousands)	March 31, 2014	June 30, 2013
Finished products	$35,572	$33,956
Work-in-process	13,683	12,746
Raw materials	97,631	90,167
Total FIFO inventory	$146,886	$136,869
LIFO reserve	(13,253)	(12,871)
Total inventory	$133,633	$123,998
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three and nine-month periods ended March 31, 2014 and 2013 was immaterial.

Note 3. Segment Information
Management organizes Kimball into segments based upon differences in products and services offered in each segment. The EMS segment provides engineering, manufacturing, and supply chain services which utilize common production and support capabilities to a variety of industries globally. The EMS segment focuses on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The EMS segment currently sells primarily to customers in the automotive, medical, industrial, and public safety industries. The Furniture segment provides furniture for the office and hospitality industries, sold under Kimball's family of brand names. Each segment's product line offerings consist of similar products and services sold within various industries. Intersegment sales were insignificant.
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

	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Thousands)	2014		2013	2014		2013
Net Sales:
Electronic Manufacturing Services	$185,680		$182,067	$542,580		$510,423
Furniture	125,108		119,419	405,960		374,389
Consolidated	$310,788		$301,486	$948,540		$884,812
Net Income (Loss):
Electronic Manufacturing Services	$6,854		$6,491	$19,541		$13,706
Furniture	760		(2,455)	8,116		717
Unallocated Corporate and Eliminations	(406)		(358)	(2,044)		(1,605)
Consolidated	$7,208	(1)	$3,678	$25,613	(1)	$12,818

(1)
The EMS segment recorded in the three and nine months ended March 31, 2014, in millions, $0.4 and $3.4, respectively, of after-tax income related to two class action lawsuits in which Kimball was a class member. Also during the nine months ended March 31, 2014, we recorded within Unallocated Corporate and Eliminations, in thousands, $720 of after-tax impairment charges for an aircraft which was classified as held for sale in the first quarter of fiscal year 2014 and subsequently sold.

(Amounts in Thousands)	March 31, 2014	June 30, 2013
Total Assets:
Electronic Manufacturing Services	$370,468	$353,425
Furniture	185,889	185,925
Unallocated Corporate and Eliminations	139,462	105,169
Consolidated	$695,819	$644,519

Note 4. Accumulated Other Comprehensive Income (Loss)
During the nine months ended March 31, 2014, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2013	$855	$(4,359)	$(292)	$319	$(3,477)
Other comprehensive income (loss) before reclassifications	4,633	(466)	—	344	4,511
Reclassification to (earnings) loss	—	874	129	164	1,167
Net current-period other comprehensive income	4,633	408	129	508	5,678
Balance at March 31, 2014	$5,488	$(3,951)	$(163)	$827	$2,201

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended	Nine Months Ended	Affected Line Item in the Condensed Consolidated Statements of Income
	March 31,	March 31,
(Amounts in Thousands)	2014	2014
Derivative Gain (Loss) (1)	$(465)	$(848)	Cost of Sales
	(3)	(237)	Non-operating income (expense), net
	104	211	Benefit (Provision) for Income Taxes
	$(364)	$(874)	Net of Tax
Postemployment Benefits:
Amortization of Prior Service Costs (2)	$(41)	$(139)	Cost of Sales
	(30)	(75)	Selling and Administrative Expenses
	28	85	Benefit (Provision) for Income Taxes
	$(43)	$(129)	Net of Tax

Amortization of Actuarial Gain (Loss) (2)	$(51)	$(184)	Cost of Sales
	(29)	(90)	Selling and Administrative Expenses
	33	110	Benefit (Provision) for Income Taxes
	$(47)	$(164)	Net of Tax

Total Reclassifications for the Period	$(454)	$(1,167)	Net of Tax
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

Note 5. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance institutions and can only be drawn upon in the event of Kimball's failure to pay its obligations to a beneficiary. As of March 31, 2014, we had a maximum financial exposure from unused standby letters of credit totaling $1.1 million. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of March 31, 2014 with respect to the standby letters of credit. Kimball also enters into commercial letters of credit to facilitate payments to vendors and from customers.
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the nine months ended March 31, 2014 and 2013 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2014	2013
Product Warranty Liability at the beginning of the period	$2,384	$2,251
Additions to warranty accrual (including changes in estimates)	2,356	967
Settlements made (in cash or in kind)	(1,346)	(770)
Product Warranty Liability at the end of the period	$3,394	$2,448

Note 6. Restructuring Expense
We recognized no restructuring charges during the third quarter of fiscal year 2014, and recognized $0.4 million of pre-tax restructuring charges during the year-to-date period of fiscal year 2014. The year-to-date charges were primarily related to the sale of a facility and land located in Gaylord, Michigan, which resulted in a $0.3 million pre-tax loss within Unallocated Corporate. The remaining year-to-date charges were miscellaneous exit costs related to the EMS Fremont and EMS European Consolidation plans. The lease of the EMS Fremont facility expired in August 2013. During the third quarter and year-to-date periods of fiscal year 2013, we recognized an immaterial amount of restructuring charges primarily related to EMS Fremont and Gaylord miscellaneous plant closure charges. All restructuring activities related to previously announced restructuring plans are complete.
Restructuring charges are included in the Restructuring Expense line item of our Condensed Consolidated Statements of Income.
There was no accrued restructuring at March 31, 2014. At June 30, 2013 there was an immaterial amount of accrued restructuring recorded in current liabilities, which was related to the remaining lease payments due for the EMS Fremont facility.
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the nine months ended March 31, 2014. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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
Market - Based on a probability-weighted Black-Scholes option pricing model with the following inputs (level 3 input values indicated in parenthesis): risk-free interest rate (0.07%), historical stock price volatility (82.7%) and weighted average expected term (6 months). Enterprise value was estimated using a discounted cash flow calculation.

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

Recurring Fair Value Measurements:
As of March 31, 2014 and June 30, 2013, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	March 31, 2014
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$97,386	$—	$—	$97,386
Derivatives: Foreign exchange contracts	—	583	—	583
Derivatives: Stock warrants	—	—	20	20
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	22,135	—	—	22,135
Total assets at fair value	$119,521	$583	$20	$120,124
Liabilities
Derivatives: Foreign exchange contracts	$—	$1,293	$—	$1,293
Total liabilities at fair value	$—	$1,293	$—	$1,293

	June 30, 2013
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$83,516	$—	$—	$83,516
Derivatives: Foreign exchange contracts	—	273	—	273
Derivatives: Stock warrants	—	—	25	25
Trading Securities: Mutual funds held by nonqualified supplemental employee retirement plan	19,600	—	—	19,600
Total assets at fair value	$103,116	$273	$25	$103,414
Liabilities
Derivatives: Foreign exchange contracts	$—	$1,662	$—	$1,662
Total liabilities at fair value	$—	$1,662	$—	$1,662
The change in fair value of Level 3 investment assets during the nine months ended March 31, 2014 was immaterial, and no purchases or sales of Level 3 assets occurred during the period.
The nonqualified supplemental employee retirement plan (SERP) assets consist primarily of equity funds, balanced funds, a bond fund, and a money market fund. The SERP investment assets are offset by a SERP liability which represents Kimball's obligation to distribute SERP funds to participants. See Note 9 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the SERP.
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
During the three months ended March 31, 2014, we had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date. During the nine months ended March 31, 2014, we classified an aircraft as held for sale and accordingly recognized pre-tax impairment of $1.2 million due to a significant downward shift in the market for private aviation aircraft. The aircraft was sold during the second quarter of fiscal year 2014.

Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include the following:

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
Investments in non-marketable equity securities are accounted for using the cost method if Kimball does not have the ability to exercise significant influence over the operating and financial policies of the investee. On a periodic basis, but no less frequently than quarterly, these investments are assessed for impairment when there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. If a significant adverse effect on the fair value of the investment has occurred and is deemed to be other-than-temporary, the fair value of the investment is estimated, and the amount by which the carrying value of the cost-method investment exceeds its fair value is recorded as an impairment.
The carrying value of our cash deposit accounts, trade accounts receivable, trade accounts payable, and dividends payable approximates fair value due to the relatively short maturity and immaterial non-performance risk.

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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of March 31, 2014, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $24.3 million and to hedge currencies against the Euro in the aggregate notional amount of 55.0 million Euro. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of March 31, 2014, we estimate that $0.5 million of pre-tax derivative losses deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Losses on foreign exchange contracts are generally offset by gains in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both March 31, 2014 and June 30, 2013.
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
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	March 31, 2014	June 30, 2013	Balance Sheet Location	March 31, 2014	June 30, 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$432	$265	Accrued expenses	$743	$1,097

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	151	8	Accrued expenses	550	565
Stock warrants	Other assets (long-term)	20	25
Total derivatives		$603	$298		$1,293	$1,662

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2014	2013	2014	2013
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$362	$1,710	$(536)	$3,005

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Nine Months Ended
(Amounts in Thousands)		March 31		March 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2014	2013	2014	2013
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$(465)	$422	$(848)	$1,591
Foreign exchange contracts	Non-operating income (expense)	(3)	84	(237)	(115)
Total		$(468)	$506	$(1,085)	$1,476

Amount of Pre-Tax Loss Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$—	$—	$—	$(3)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$174	$438	$(664)	$(123)
Stock warrants	Non-operating income (expense)	(13)	(119)	(5)	(871)
Total		$161	$319	$(669)	$(994)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(307)	$825	$(1,754)	$479

Note 9. Investments
Non-marketable Equity Securities:
Kimball currently holds non-marketable equity securities of a privately-held company. The equity securities were valued at $0.1 million at both March 31, 2014 and June 30, 2013, and are included in the Other Assets line of the Condensed Consolidated Balance Sheets. During the three and nine months ended March 31, 2013, we recorded $0.2 million and $0.9 million, respectively, of impairment on the equity securities as a result of certain events and changes in circumstances that had a significant adverse effect on the fair value of this investment. See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities. The investment does not rise to the level of a material variable interest or a controlling interest in the privately-held company which would require consolidation.
Supplemental Employee Retirement Plan Investments:
Kimball maintains a self-directed supplemental employee retirement plan (SERP) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the nine months ended March 31, 2014 and 2013 was, in thousands, $59 and $1,326, respectively.

SERP asset and liability balances were as follows:

(Amounts in Thousands)	March 31, 2014	June 30, 2013
SERP investments - current asset	$8,423	$7,031
SERP investments - other long-term asset	13,712	12,569
Total SERP investments	$22,135	$19,600

SERP obligation - current liability	$8,423	$7,031
SERP obligation - other long-term liability	13,712	12,569
Total SERP obligation	$22,135	$19,600

Note 10. Assets Held for Sale
At March 31, 2014, in thousands, assets totaling $1,121 were classified as held for sale and consisted of an idle Furniture segment manufacturing facility and land located in Jasper, Indiana. An underutilized aircraft totaling, in thousands, $1,525 was classified as held for sale during the first quarter of fiscal year 2014, and was subsequently sold during the second quarter of fiscal year 2014. Also during the first quarter of fiscal year 2014, an EMS segment facility and land in Gaylord, Michigan was sold. During the nine months ended March 31, 2014, we recognized pre-tax losses, in thousands, of $1,198 for impairment on the aircraft and $311 related to the sale of the Gaylord, Michigan facility and land. The pre-tax impairment on the aircraft was recorded on the Selling and Administrative Expenses line of the Condensed Consolidated Statements of Income and the pre-tax loss on the sale of the Gaylord, Michigan facility and land was included in the Restructuring Expense line of the Condensed Consolidated Statements of Income. The loss on sale of the Gaylord, Michigan facility and land and the impairment on the aircraft were both reported in unallocated corporate for segment reporting purposes.
At June 30, 2013, in thousands, assets totaling $1,521 were classified as held for sale, which consisted of $400 for the facility and land related to the Gaylord, Michigan exited operation and $1,121 for the idle Furniture segment manufacturing facility and land located in Jasper, Indiana. The Gaylord, Michigan facility and land were reported as unallocated corporate assets for segment reporting purposes.

Note 11. Postemployment Benefits
Kimball maintains severance plans for all domestic employees. These plans provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2014	2013	2014	2013
Service cost	$237	$188	$720	$580
Interest cost	34	46	103	144
Amortization of prior service costs	71	71	214	214
Amortization of actuarial loss	80	64	274	236
Net periodic benefit cost	$422	$369	$1,311	$1,174
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

Performance Shares	Quarter Awarded	Shares	Grant Date Fair Value (4)
Annual Performance Shares – Class A (1)	1st Quarter	229,500	$11.05
Long-Term Performance Shares – Class A (2)	1st Quarter	405,500	$11.05
Annual Performance Shares – Class A (1)	2nd Quarter	4,958	$10.95 - $11.07
Long-Term Performance Shares – Class A (2)	2nd Quarter	18,102	$10.95 - $11.07
Annual Performance Shares – Class A (1)	3rd Quarter	3,667	$14.17 - $14.43
Long-Term Performance Shares – Class A (2)	3rd Quarter	32,600	$14.17 - $18.27

Unrestricted Shares (3)	Quarter Awarded	Shares	Grant Date Fair Value (4)
Unrestricted Shares (Director Compensation) – Class B	1st Quarter	15,017	$10.09
Unrestricted Shares – Class B	1st Quarter	1,000	$10.01
Unrestricted Shares (Director Compensation) – Class B	3rd Quarter	3,260	$17.26
Unrestricted Shares – Class B	3rd Quarter	1,000	$14.78

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
We are involved with VIEs consisting of an investment in common stock and stock warrants of a privately-held company, a note receivable related to the sale of an Indiana facility, and notes receivable resulting from loans provided to an electronics engineering services firm. Kimball also has a business development cooperation agreement with the electronic engineering services firm. For information related to our investment in the privately-held company, see Note 9 - Investments and Note 8 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements. The combined carrying value of the notes receivable, net of a $0.1 million allowance, was $1.4 million as of March 31, 2014. As of June 30, 2013, the combined carrying value of the notes receivable was $1.5 million, net of a $0.4 million allowance. For both periods, the combined carrying value was included on the Receivables line of our Condensed Consolidated Balance Sheet as the entire balance is classified as short-term.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investments and notes receivable. Kimball did not provide additional financial support to the VIEs during the quarter ended March 31, 2014.

Note 14. Credit Quality and Allowance for Credit Losses of Notes Receivable
Kimball monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. The allowance on the notes receivable from an electronics engineering services firm was reduced as payments were received during the year-to-date period of fiscal year 2014. We hold collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of March 31, 2014 and June 30, 2013, Kimball had no material past due outstanding notes receivable.

	As of March 31, 2014			As of June 30, 2013
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,399	$—	$1,399	$1,413	$—	$1,413
Notes Receivable from an Electronics Engineering Services Firm	55	55	—	521	440	81
Other Notes Receivable	59	13	46	127	85	42
Total	$1,513	$68	$1,445	$2,061	$525	$1,536

Note 15. Planned Spin-Off
On January 20, 2014, we announced that our Board of Directors unanimously approved a plan to spin off our EMS segment.  The spin-off will result in two independent publicly-traded companies:  Kimball International, Inc., an industry leader in the sale and manufacture of quality office and hospitality furniture; and Kimball Electronics, Inc., a leading global provider of electronic manufacturing services to the automotive, medical, industrial, and public safety markets.
Execution of the transaction requires further work on structure, management, governance and other significant matters.  The completion of the spin-off is subject to certain customary conditions, including receipt of a legal opinion as to the tax-free nature of the spin-off for U.S. federal income tax purposes and regulatory approvals, as well as certain other matters.  We can make no assurance that any spin-off transaction will ultimately occur, or, if one does occur, its terms or timing.
The disclosures within these condensed consolidated financial statements do not take into account the proposed spin-off of the EMS segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
Kimball International, Inc. (the "Company," "Kimball," "we," "us," or "our") provides a variety of products from our two business segments: the Electronic Manufacturing Services (EMS) segment and the Furniture segment. The EMS segment provides engineering, manufacturing, and supply chain services which utilize common production and support capabilities globally to the automotive, medical, industrial, and public safety industries. The Furniture segment provides furniture for the office and hospitality industries, sold under Kimball's family of brand names.

Key economic indicators currently point toward continued strengthening in the overall economy. However, uncertainties still exist and may pose a threat to our future growth as they have the tendency to cause disruption in business strategy, execution, and timing in many of the markets in which we compete.
Within the EMS segment, our focus is on the four key vertical markets of automotive, medical, industrial, and public safety. Our overall expectation for the EMS market is that of moderate growth, but with mixed demand. The automotive end market is benefiting from relative strength in the U.S. market and improvement in the Chinese market, while demand in other geographies such as Europe continues to be less certain due to the lingering impact of the European debt crisis.  The industrial market demand is improving but continues to reflect a lower demand for heating, cooling, and ventilation (HVAC) products than historical levels.  Demand in the public safety market is being negatively impacted by lower spending and delays in ordering by government agencies coupled with a change in the mix of product within the public safety marketplace. Demand in the medical market remains stable. We continue to monitor the current economic environment and its potential impact on our customers.
In relation to the office furniture industry, the Business and Institutional Furniture Manufacturer Association (BIFMA) forecast (by IHS as of March 2014) projects a year-over-year increase of 4% for calendar year 2014 and an increase of 12% for calendar year 2015. The forecast for two of the leading indicators for the hospitality furniture market (January 2014 PwC and March 2014 PKF Hospitality Research reports) include an increase in occupancy rates of 1% to 2% and an increase in RevPAR (Revenue Per Available Room) of 6% to 7% for calendar year 2014 over calendar year 2013.
We invest in capital expenditures prudently for projects in support of both organic growth and potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. We have a strong focus on cost control and closely monitor market changes and our liquidity in order to proactively adjust our operating costs, discretionary capital spending, and dividend levels as needed. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of Kimball's profit sharing incentive bonus plan is that it is linked to our worldwide, group, or business unit performance which is designed to adjust compensation expense as profits change.
We continue to maintain a strong balance sheet, which included minimal long-term debt of $0.3 million and Share Owners' equity of $433.4 million as of March 31, 2014. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, was $220.5 million at March 31, 2014.
In addition to the above discussion related to the current market conditions, management currently considers the following events, trends, and uncertainties to be most important to understanding Kimball's financial condition and operating performance:

•	We continue to focus on mitigating the impact of raw material commodity pricing pressures.

•
Due to the contract and project nature of the EMS and Furniture industries, fluctuation in the demand for our products and variation in the gross margin on those projects is inherent to our business. Effective management of our manufacturing capacity is and will continue to be critical to our success. See the EMS and Furniture segment discussions below for further details regarding current sales and open order trends.

•
We continue to see volatility in order rates as customers continue to defer the purchase of new furniture for large projects driven by fiscal uncertainty which in turn can impact the operating results of our Furniture segment.

•	The Affordable Care Act is expected to increase our healthcare and related administrative expenses as the provisions of the law will be fully implemented over the next couple of years.

•	Globalization continues to reshape not only the industries in which we operate but also our key customers and competitors.

•
Kimball's employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our career development and succession planning processes help to maintain stability in management.

Planned Spin-Off
On January 20, 2014, we announced that our Board of Directors unanimously approved a plan to spin off our EMS segment.  The separation will result in two independent publicly-traded companies:  Kimball International, Inc., an industry leader in the sale and manufacture of quality office and hospitality furniture; and Kimball Electronics, Inc., a leading global provider of electronic manufacturing services to the automotive, medical, industrial, and public safety markets.

Execution of the transaction requires further work on structure, management, governance and other significant matters.  The completion of the spin-off is subject to certain customary conditions, including receipt of a legal opinion as to the tax-free nature of the spin-off for U.S. federal income tax purposes and regulatory approvals, as well as certain other matters.  We can make no assurance that any spin-off transaction will ultimately occur, or, if one does occur, its terms or timing.

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
Financial Overview - Consolidated
Third quarter fiscal year 2014 consolidated net sales were $310.8 million compared to third quarter fiscal year 2013 net sales of $301.5 million, a 3% increase, driven by a net sales increase in the Furniture segment of 5%, and a net sales increase in the EMS segment of 2%. In the third quarter of fiscal year 2014 Kimball recorded net income of $7.2 million, or $0.19 per Class B diluted share compared to net income of $3.7 million, or $0.10 per Class B diluted share in the third quarter of fiscal year 2013.
Net sales for the nine-month period ended March 31, 2014 of $948.5 million increased 7% from net sales of $884.8 million for the same period of the prior fiscal year due to an 8% net sales increase in the Furniture segment and a 6% net sales increase in the EMS segment. Net income for the nine-month period ended March 31, 2014 totaled $25.6 million, or $0.66 per Class B diluted share, inclusive of $3.4 million, or $0.09 per Class B diluted share of after-tax settlements received related to two anti-trust class action lawsuits in which the Company was a class member. Net income for the nine-month period ended March 31, 2013 totaled $12.8 million, or $0.34 per Class B diluted share.
Consolidated gross profit as a percent of net sales improved to 19.4% for the third quarter of fiscal year 2014 compared to 17.8% for the third quarter of fiscal year 2013 on improved margins in both the EMS and Furniture segments. For the year-to-date period of fiscal year 2014, gross profit as a percent of net sales improved to 19.9% compared to 18.6% for the year-to-date period of fiscal year 2013 primarily due to improved margins in the Furniture segment. Sales mix (as depicted in the table below) had a negligible impact on the consolidated gross margin. Gross profit is discussed in more detail in the following segment discussions.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2014	2013	2014	2013
EMS segment net sales as % of total	60%	60%	57%	58%
Furniture segment net sales as % of total	40%	40%	43%	42%
Third quarter fiscal year 2014 consolidated selling and administrative expenses as a percent of net sales increased 0.2 of a percentage point and 4% in absolute dollars compared to the third quarter of fiscal year 2013 primarily due to increased profit-based incentive compensation costs, along with higher salary and employee benefits expense. During the third quarter of fiscal year 2014, we also incurred $0.9 million of incremental external expenses related to the planned spin-off of our EMS segment. Partially offsetting the aforementioned increases was a decline in bad debt expense as the prior year third quarter included an allowance for uncollectible receivables related to one specific customer. In addition, we had a favorable variance within selling and administrative expenses of $0.7 million related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (SERP) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset within the SERP investments for which the revaluation was recorded in Other Income (Expense), and thus there was no effect on net income.
For the first nine months of fiscal year 2014 consolidated selling and administrative expenses as a percent of net sales increased 0.6 of a percentage point and increased 11% in absolute dollars compared to the first nine months of fiscal year 2013, primarily due to increased profit-based incentive compensation costs, increased salary and employee benefit expenses, higher sales and marketing expenses, current year expenses related to the planned spin-off, higher commission expense resulting from the higher sales volumes, and a $1.2 million pre-tax impairment charge on an aircraft which was classified as held for sale in the first quarter of fiscal year 2014 and subsequently sold. In addition, we had an unfavorable variance within selling and administrative expenses of $0.6 million related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (SERP) liability. Partially offsetting the aforementioned increased expenses was a decline in bad debt expense as the prior year-to-date period included an allowance for uncollectible receivables related to one specific customer.

Other General Income in the third quarter and the first nine months of fiscal year 2014 included $0.7 million and $5.7 million, respectively, of pre-tax income resulting from settlements received related to two antitrust class action lawsuits in which Kimball was a class member. The lawsuits alleged that certain EMS segment suppliers conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. We recorded no Other General Income during the first nine months of fiscal year 2013.
Kimball recognized $0.4 million of pre-tax restructuring charges in the first nine months of fiscal year 2014 primarily related to the sale of the Gaylord, Michigan facility, which resulted in a $0.3 million pre-tax loss. During the first nine months of fiscal year 2013, we recognized $0.1 million of pre-tax restructuring charges primarily related to EMS Fremont and Gaylord miscellaneous plant closure charges. All restructuring activities related to previously announced restructuring plans are complete.
Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2014	2013	2014	2013
Interest Income	$43	$94	$176	$325
Interest Expense	(7)	(12)	(21)	(27)
Foreign Currency/Derivative Gain (Loss)	87	(493)	317	(1,009)
Gain on Supplemental Employee Retirement Plan Investments	233	970	2,562	1,956
Impairment on Privately-Held Investment	(7)	(173)	(7)	(908)
Loss on Stock Warrants	(13)	(119)	(5)	(871)
Other	(193)	(200)	(631)	(469)
Other Income (Expense), net	$143	$67	$2,391	$(1,003)
The impairment on privately-held investment and the loss on stock warrants listed in the table above both relate to our investment in one privately-held company. See Note 8 - Derivative Instruments and Note 9 - Investments of Notes to the Condensed Consolidated Financial Statements for more detailed information. The variance in the Foreign Currency/Derivative Gain (Loss) was primarily driven by foreign exchange movement that impacted the EMS segment.
Our income before income taxes and effective tax rate was comprised of the following U.S. and foreign components:

	For the Nine Months Ended
	March 31, 2014		March 31, 2013
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$13,714	32.7%	$950	(53.9)%
Foreign	$18,966	13.6%	$14,478	21.6%
Total	$32,680	21.6%	$15,428	16.9%
The effective tax rate for the first nine months of fiscal year 2014 of 21.6% was favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory tax rates than the U.S. The foreign effective tax rate for the first nine months of fiscal year 2014 was favorably impacted by $1.6 million of adjustments related to a tax law change in Mexico and a decrease in a foreign deferred tax asset valuation allowance.
During the year-to-date period of fiscal year 2013, we had a disproportionate mix of sales and pre-tax income between our foreign and domestic operations. Our foreign operations recorded $14.5 million of pre-tax income on $257.6 million of sales and our domestic operations recorded $1.0 million of pre-tax income on $627.2 million of sales. The lower domestic pre-tax income in the year-to-date period of fiscal year 2013 was primarily caused by 1) the Furniture segment (all domestic operations) which generated small pre-tax income for the year resulting from the loss of fixed cost leverage due to a sales volume decline for the year and 2) the unallocated corporate loss during the year partially resulting from an impairment on a privately-held investment. The effective tax rate for the first nine months of fiscal year 2013 of 16.9% was favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory tax rates than the U.S. In addition, the fiscal year-to-date 2013 effective tax rate was favorably impacted by U.S. federal tax benefits. These tax benefits, coupled with relatively low pre-tax income in the U.S., caused the negative U.S. tax rate shown above. Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings.
Comparing the balance sheet as of March 31, 2014 to June 30, 2013, the accounts payable balance increase was primarily driven by an increase in deposits received on custom orders and increased inventory purchases to support increased sales volumes. The accrued expenses balance increase was largely driven by higher accrued compensation resulting primarily from Kimball's improved profitability under its profit-sharing incentive bonus plan.
Electronic Manufacturing Services Segment
EMS segment results follow:

	At or for the Three Months Ended			For the Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2014	2013	% Change	2014	2013	% Change
Net Sales	$185.7	$182.1	2%	$542.6	$510.4	6%
Operating Income	$9.1	$8.9	2%	$24.4	$18.9	29%
Operating Income %	4.9%	4.9%		4.5%	3.7%
Net Income	$6.9	$6.5	6%	$19.5	$13.7	43%
Open Orders	$170.7	$186.7	(9)%
Third quarter and year-to-date fiscal year 2014 EMS segment net sales increased 2% and 6%, respectively, compared to the third quarter and year-to-date period of fiscal year 2013. The third quarter increase in net sales was driven by sales growth to customers in the automotive, medical, and industrial control markets which were partially offset by decreased sales to customers in the public safety market. For the year-to-date period the increase in net sales was driven by sales growth to customers in the automotive and industrial markets which was partially offset by lower sales to customers in the public safety and medical markets. Open orders for our EMS products were down 9% as of March 31, 2014 compared to March 31, 2013 with the majority of the decline related to Johnson Controls, Inc., as explained below. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of the EMS segment's business.
Third quarter and fiscal year-to-date 2014 EMS segment gross profit as a percent of net sales improved 0.2 and 0.1 of a percentage point when compared to the third quarter and year-to-date periods of fiscal year 2013, respectively. Gross profit as a percent of net sales for both the third quarter and year-to-date periods of fiscal year 2013 were positively impacted by a favorable shift in product mix and the year-to-date comparison was also favorably impacted by a $1.1 million inventory write-down in the prior year related to a single customer.
EMS segment selling and administrative expenses in the third quarter ended March 31, 2014 compared to the same period ended March 31, 2013 increased 0.6 of a percentage point as a percent of net sales and increased 10% in absolute dollars primarily due to increased incentive compensation costs. For the first nine months of fiscal year 2014 EMS segment selling and administrative expenses as a percent of net sales increased 0.4 of a percentage point and increased 12% in absolute dollars compared to the first nine months of fiscal year 2013, primarily due to increased incentive compensation costs and increased salary expenses.
EMS segment Other General Income in the third quarter and first nine months of fiscal year 2014 included $0.7 million and $5.7 million of pre-tax income, respectively, or $0.4 million and $3.4 million after-tax, resulting from settlements received related to two antitrust class action lawsuits in which Kimball was a class member. We recorded no Other General Income during the first nine months of fiscal year 2013.
EMS segment Other Income (Expense) for the third quarter and year-to date periods of fiscal year 2014 totaled expense of $0.2 million and $0.4 million, respectively, compared to expense of $0.5 million and $1.5 million recorded during the third quarter and year-to-date periods of fiscal year 2013, respectively. The variances were primarily related to net foreign currency exchange movement.
Third quarter fiscal 2014 EMS segment net income was favorably impacted by a $0.3 million adjustment to a foreign deferred tax asset valuation allowance. The year-to-date fiscal 2014 EMS segment net income was favorably impacted by $1.6 million of adjustments related to a tax law change in Mexico and a decrease in a foreign deferred tax asset valuation allowance.

Included in this segment are a significant amount of sales to Johnson Controls, Inc. (JCI) which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2014	2013	2014	2013
Johnson Controls, Inc. sales as a percent of consolidated net sales	7%	11%	8%	10%
Johnson Controls, Inc. sales as a percent of EMS segment net sales	11%	18%	14%	17%
The nature of the electronic manufacturing services industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Volumes for one of our largest contracts with JCI, which accounted for approximately $12 million and $36 million in sales in the third quarter and first nine months of fiscal year 2014, respectively, are expected to decline beginning in fiscal year 2015 as certain JCI programs reach end-of-life. In addition, during the second quarter of our fiscal year 2014, due to available capacity JCI decided to in-source other programs that are currently manufactured by our EMS segment which accounted for approximately $8 million and $26 million in sales in the third quarter and first nine months of fiscal year 2014, respectively. The transition to JCI's in-sourcing will occur in stages and is expected to begin in our fourth quarter of fiscal year 2014 with the transfer expected to be substantially complete by January 2015. Gross profit as a percent of net sales on the JCI product approximates the overall segment gross margin.
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
Furniture Segment
Furniture segment results follow:

	At or for the Three Months Ended			For the Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2014	2013	% Change	2014	2013	% Change
Net Sales	$125.1	$119.4	5%	$406.0	$374.4	8%
Operating Income (Loss)	$0.8	$(3.7)	121%	$12.0	$1.0	1,058%
Operating Income (Loss) %	0.6%	(3.1)%		3.0%	0.3%
Net Income (Loss)	$0.8	$(2.5)	131%	$8.1	$0.7	1,032%
Open Orders	$85.6	$75.8	13%
The net sales improvement in the Furniture segment for the third quarter and year-to-date period of fiscal year 2014 compared to the third quarter and year-to-date period of fiscal year 2013 was driven by increased net sales of both hospitality furniture and office furniture. The increase in furniture net sales during the third quarter of fiscal year 2014 was driven by the positive impact of price increases, and the year-to-date period net sales increase was due to increased sales volumes as well as the positive impact of price increases.
Sales to all vertical markets in the third quarter and year-to-date periods of fiscal year 2014 within the office furniture industry increased compared to the third quarter and year-to-date periods of fiscal year 2013 except for a decline in sales to the federal government. Open orders for furniture products at March 31, 2014 increased 13% when compared to the open order level as of March 31, 2013 as open orders increased for both hospitality furniture and office furniture. Open orders at a point in time may not be indicative of future sales trends.

Furniture segment gross profit as a percent of net sales increased 3.2 percentage points in the third quarter of fiscal year 2014 compared to the third quarter of fiscal year 2013. The improvement was driven by the sales price increases, our increased focus on project execution and process discipline, and operational improvements.
Furniture segment gross profit as a percent of net sales increased by 2.7 percentage points for the year-to-date period of fiscal year 2014 when compared to the same period of fiscal year 2013. Benefits realized in fiscal year-to-date 2014 from sales price increases, our increased focus on project execution and process discipline, and operational improvements were partially offset by an unfavorable shift in sales mix.
Compared to the third quarter of fiscal year 2013, third quarter fiscal year 2014 Furniture segment selling and administrative expenses as a percent of net sales decreased 0.5 of a percentage point on the leverage of the higher sales volumes and increased 3% in absolute dollars. The higher costs were primarily driven by increased profit-based incentive compensation costs and higher salary and employee benefit costs which were partially offset by a reduction in bad debt expense. For the first nine months of fiscal year 2014 Furniture segment selling and administrative expenses as a percent of net sales decreased 0.1 of a percentage point and increased 8% in absolute dollars compared to the first nine months of fiscal year 2013, primarily due to increased profit-based incentive compensation costs, increased salary and employee benefit expenses, increased warranty reserves, higher sales and marketing expenses, and higher commissions resulting from the higher sales which were partially offset by a reduction in bad debt expense.
Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, financial stability of customers and suppliers, supply chain cost pressures, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on our performance are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.
Liquidity and Capital Resources
Working capital at March 31, 2014 was $238.5 million compared to working capital of $214.4 million at June 30, 2013. The current ratio was 2.0 at both March 31, 2014 and June 30, 2013.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (DSO), for the nine-month period ended March 31, 2014 was 46.7 days as compared to 44.1 days for the nine-month period ended March 31, 2013. The DSO increase was primarily driven by the mix of sales among customers in the EMS segment. We define DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. Our Production Days Supply on Hand (PDSOH) of inventory measure for the nine-month period ended March 31, 2014 decreased to 53.7 days from 56.8 days for the nine-month period ended March 31, 2013. The PDSOH improvement was driven by EMS segment success in managing inventory levels as the business grows. We define PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.
Kimball's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $220.5 million at March 31, 2014 compared to $185.2 million at June 30, 2013. We had no short-term borrowings outstanding as of March 31, 2014 or June 30, 2013.
Our cash and cash equivalents position improved to $138.3 million at March 31, 2014 from $103.6 million at June 30, 2013, with $37.6 million held by our foreign operations as of March 31, 2014. Except for the nontaxable repayment of intercompany loans, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if these funds were repatriated, the amount remitted would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
Operating activities provided $64.9 million of cash in the nine-month period ended March 31, 2014 compared to $41.4 million in the nine-month period ended March 31, 2013 in part due to the higher net income. In addition, changes in working capital balances provided $16.1 million of cash in the first nine months of fiscal year 2014 compared to $3.4 million in the first nine months of fiscal year 2013.  The $16.1 million of cash provided by changes in working capital balances in the first nine months of fiscal year 2014 was primarily driven by a $12.1 million increase in accrued expenses largely due to higher accrued profit-based incentive compensation, $6.6 million related to decreased accounts receivables, and $5.8 million related to an increase in customer deposits received on custom orders which we classify in accounts payable. These sources of cash were partially offset by a $7.9 million inventory increase during the first nine months of fiscal year 2014. The $3.4 million source of cash in the first nine months of fiscal year 2013 was driven by a decline in the prepaid expenses and other current assets balance and our accrued expenses balance increased due to higher incentive based compensation resulting from improved profitability at select business units. In addition, in conjunction with higher sales levels at select business units, cash used by an increase in our inventory and accounts receivable balances more than offset cash generated by an increased accounts payable balance.

During the nine-month period ended March 31, 2014, we reinvested $25.3 million into capital investments for the future with the largest investments being made for manufacturing equipment in both segments. Kimball also paid $5.6 million of dividends in the nine-month period ended March 31, 2014. Consistent with our historical dividend policy, the Company's Board of Directors evaluates the appropriate dividend payment on a quarterly basis. During the upcoming 12 months, we expect to continue to invest in capital expenditures prudently, particularly for projects including potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
We maintain a $75 million credit facility (the "primary facility") with a maturity date of December 2017 that allows for both issuances of letters of credit and cash borrowings. The primary facility provides an option to increase the amount available for borrowing to $115 million at our request, subject to the consent of the participating banks. At both March 31, 2014 and June 30, 2013, we had no short-term borrowings outstanding under the primary facility. At March 31, 2014, we had $1.1 million in letters of credit outstanding, which reduced our borrowing capacity on the primary facility.
The primary facility requires us to comply with certain debt covenants, the most significant of which are the ratio of consolidated indebtedness to consolidated EBITDA (debt to EBITDA) and minimum net worth (excluding accumulated other comprehensive income). We were in compliance with the debt covenants of the credit facility during the nine-month period ended March 31, 2014.
The table below compares the actual net worth and debt to EBITDA ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	March 31, 2014	Credit Agreement	Excess
Minimum Net Worth	$431,233,000	$362,000,000	$69,233,000
Debt to EBITDA Ratio	0.02	3.00	2.98
The debt to EBITDA ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our primary facility will be sufficient to meet our working capital and other operating needs for at least the next 12 months and the foreseeable future.
In addition to the $75 million primary facility, Kimball can opt to utilize a foreign credit facility to satisfy short-term cash needs of its EMS segment operation in Poland rather than funding from intercompany sources. This foreign credit facility allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $8.3 million U.S. dollars at March 31, 2014 exchange rates) which can be canceled at any time by either the bank or by us. We had no borrowings outstanding under this foreign credit facility as of March 31, 2014 or June 30, 2013.
Total availability to borrow in USD equivalent under both of our credit facilities totaled $82.2 million at March 31, 2014.
Another source of funds in addition to our credit facilities has been our ability to generate cash from operations to meet our liquidity obligations, which could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our products and services, loss of key contract customers/programs, the ability of Kimball to generate profits, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.
The preceding statements include forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.
Fair Value
During the third quarter of fiscal year 2014, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.

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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than standby letters of credit and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 5 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on standby letters of credit. We do not have material exposures to trading activities of non-exchange traded contracts.
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

•
Sales returns and allowances - At the time revenue is recognized certain provisions may also be recorded, including a provision for returns and allowances, which involve estimates based on current discussions with applicable customers, historical experience with a particular customer and/or product, and other relevant factors. As such, these factors may change over time causing the provisions to be adjusted accordingly. At March 31, 2014 and June 30, 2013, the reserve for returns and allowances was $1.2 million and $1.7 million, respectively. The returns and allowances reserve approximated 1% to 2% of gross trade receivables during the two-year period preceding March 31, 2014.

•
Allowance for doubtful accounts - Allowance for doubtful accounts is generally based on a percentage of aged accounts receivable, where the percentage increases as the accounts receivable become older. However, management judgment is utilized in the final determination of the allowance based on several factors including specific analysis of a customer's credit worthiness, changes in a customer's payment history, historical bad debt experience, and general economic and market trends. The allowance for doubtful accounts at March 31, 2014 and June 30, 2013 was $2.1 million and $1.8 million, respectively. During the two-year period preceding March 31, 2014, this reserve approximated 1% of gross trade accounts receivable.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out (LIFO) cost or market value for approximately 16% of consolidated inventories at both March 31, 2014 and June 30, 2013, including approximately 87% of the Furniture segment inventories at both March 31, 2014 and June 30, 2013. The remaining inventories were valued at lower of first-in, first-out (FIFO) cost or market value. Inventories recorded on our balance sheet are adjusted for excess and obsolete inventory. In general, we purchase materials and finished goods for contract-based business from customer orders and projections, primarily in the case of long lead time items, and we have a general philosophy to only purchase materials to the extent covered by a written commitment from our customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. We may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
Self-insurance reserves - Kimball is self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At March 31, 2014 and June 30, 2013, our accrued liabilities for self-insurance exposure were $3.7 million and $3.5 million, respectively.
Taxes - Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future taxable income and available tax planning strategies that could be implemented to realize our deferred tax assets. If recovery is not likely, we provide a valuation allowance based on our best estimate of future taxable income in the various taxing jurisdictions and the amount of deferred taxes ultimately realizable. Future events could change management's assessment.
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.8 million and $3.9 million at March 31, 2014 and June 30, 2013, respectively.
New Accounting Standards
See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, the successful completion of the planned spin-off of the EMS segment, adverse changes in the global economic conditions, significant volume reductions from key contract customers, significant reduction in customer order patterns, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in Kimball's internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
A comprehensive disclosure of risk factors related to Kimball can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Below are two additional risk factors related to the planned spin-off of our Electronics Manufacturing Services (EMS) segment.
We announced that we are pursuing a plan to spin off our EMS segment into a new, independent publicly traded company. This will likely require significant time and attention of our management and we may not be able to complete the transaction or, if completed, realize the anticipated benefits. On January 20, 2014 we announced a plan to separate into two independent companies through a spin-off of our EMS segment. Completion of the transaction will be contingent upon final approval of our Board of Directors, our receipt of a tax opinion of counsel that the spin-off will qualify as a tax-free distribution for U.S. federal income tax purposes to us and our Share Owners, the effectiveness of a Registration Statement on Form 10 and other conditions. Additionally, our ability to complete the spin-off in a timely manner, if at all, could be affected by unanticipated developments or changes in market conditions. For these and other reasons, we may not be able to complete the spin-off within the expected time frame or at all. Even if completed, we may not realize the anticipated benefits from the spin-off and the spin-off may result in additional operating expenses for both companies in the aggregate. Any such difficulties could adversely affect our financial position, results of operations, or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. Kimball did not repurchase any shares under the repurchase program during the third quarter of fiscal year 2014. At March 31, 2014, two million shares remained available under the repurchase program.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed February 19, 2014)

11	Computation of Earnings Per Share

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ JAMES C. THYEN
James C. Thyen President, Chief Executive Officer
May 5, 2014

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Executive Vice President, Chief Financial Officer
May 5, 2014

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed February 19, 2014)
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document