Form 10-K
period 2014-06-30
KIMBALL INTERNATIONAL INC
filed 2014-08-27
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Class A Common Stock is not publicly traded and, therefore, no market value is available, but it is convertible on a one-for-one basis for Class B Common Stock.  The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 31, 2013 (the last business day of the Registrant's most recently completed second fiscal quarter) was $441.9 million, based on 96.8% of Class B Common Stock held by non-affiliates.

The number of shares outstanding of the Registrant's common stock as of August 18, 2014 was:
          Class A Common Stock - 7,706,450 shares
          Class B Common Stock - 30,731,157 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 21, 2014, are incorporated by reference into Part III.

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
Kimball provides a variety of products from its two business segments: the Electronic Manufacturing Services ("EMS") segment and the Furniture segment. The EMS segment is a global provider of engineering, manufacturing, and supply chain services to customers in the automotive, medical, industrial, and public safety end markets. The Furniture segment provides furniture for the office and hospitality industries, sold under Kimball's family of brand names. Production currently occurs in Company-owned or leased facilities located in the United States, Mexico, Thailand, China, and Poland. In the United States, we have facilities and showrooms in 11 states and the District of Columbia.
Sales by Segment
Sales by segment, after elimination of intersegment sales, for each of the three years in the period ended June 30, 2014 were as follows:

(Amounts in Thousands)	2014		2013		2012
Electronic Manufacturing Services segment	$741,530	58%	$703,129	58%	$616,751	54%
Furniture segment	543,817	42%	500,005	42%	525,310	46%
Kimball International, Inc.	$1,285,347	100%	$1,203,134	100%	$1,142,061	100%

Financial information by segment and geographic area for each of the three years in the period ended June 30, 2014 is included in Note 14 - Segment and Geographic Area Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.

Spin-off of Kimball Electronics, Inc.
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
Execution of the transaction requires further work on structure, management, governance and other significant matters.  The completion of the spin-off is subject to certain customary conditions, including receipt of a legal opinion as to the tax-free nature of the spin-off for U.S. federal income tax purposes and regulatory approvals, as well as certain other matters.  We can make no assurance that any spin-off transaction will ultimately occur, or, if one does occur, its terms or timing. We currently expect the spin-off to occur by the end of October 2014.
Segments
Electronic Manufacturing Services
Overview
Kimball began producing electronic assemblies, circuit boards, and wiring harnesses for electronic organs and keyboards in 1961 and has since grown and evolved with the EMS industry. Our current focus is the design and manufacture of electronic assemblies that require durability, reliability, the highest levels of quality control, and regulatory compliance in the automotive, medical, industrial, and public safety end markets. Our services support the complete product life cycle of our customers' products and our processes and capabilities cover a range of products from high volume-low mix to high mix-low volume. Our business development managers work to build long-term relationships that create value for customers, suppliers, employees and Share Owners, and this quest is supported globally from locations in five countries through prototype, new product development and introduction, supply chain management, test development, complete system assembly, and repair services.

EMS services are sold globally on a contract basis and we produce products to our customers’ specifications. The segment's engineering, manufacturing, and supply chain services primarily include:

•	Design services;

•	Rapid prototyping and new product introduction support;

•	Production and testing of printed circuit board assemblies (PCBAs);

•	Industrialization and automation of manufacturing processes;

•	Product design and process validation and qualification;

•	Reliability testing (testing of products under a series of extreme environmental conditions);

•	Assembly, production, and packaging of other related non-electronic products;

•	Supply chain services; and

•	Complete product life cycle management.
Seasonality
Sales revenue of our EMS segment is generally not affected by seasonality.
Recent Business Changes
During the fourth quarter of fiscal year 2011, we initiated a plan to exit a 35,000 square foot leased assembly operation located in Fremont, California. Operations at this facility ceased during fiscal year 2012, and a majority of the business was transferred to our existing Jasper, Indiana EMS facility.
During the fourth quarter of fiscal year 2008, we initiated a plan to expand our European automotive electronics capabilities and to establish a European Medical Center of Expertise near Poznan, Poland. As part of the plan, we consolidated our EMS facilities located in Wales, United Kingdom, and Poznan, Poland, into a new larger facility near Poznan. The plan was executed in stages and was completed during fiscal year 2012.
Additional information regarding our restructuring activities is located in Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements.
Locations
As of June 30, 2014, our EMS segment consisted of six manufacturing facilities with one located in each of Indiana, Florida, Poland, China, Mexico, and Thailand. We continually assess our capacity needs and evaluate our operations to optimize our service levels by geographic region. Operations located outside of the United States continue to be an integral part of our EMS segment. See Item 1A - Risk Factors for information regarding financial and operational risks related to our international operations.
Marketing Channels
Manufacturing, engineering, and supply chain services are marketed by our business development team. We use a Customer Relationship Model ("CRM") to provide our customers convenient access to our global footprint and all of our services throughout the entire product life cycle. Our CRM model combines members of the EMS team from within our manufacturing facilities and members of our EMS business development team who reside remotely and nearer to the EMS customers around the world. Contract electronic assemblies are manufactured based on specific orders, generally resulting in a small amount of finished goods consisting primarily of goods awaiting shipment to specific customers.
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

Competitors
The EMS industry is very competitive as numerous manufacturers compete for business from existing and potential customers. Our competition includes EMS companies such as Benchmark Electronics, Inc., Jabil Circuit, Inc., and Plexus Corp. The Company does not have a significant share of the EMS market and was ranked the 20th largest global EMS provider for calendar year 2013 by Manufacturing Market Insider in the March 2014 edition.
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
Customer Concentration
While the total electronic assemblies market has broad applications, the Company's customers are concentrated in the automotive, medical, industrial, and public safety industries. Included in this segment were a significant amount of sales to Johnson Controls, Inc. ("JCI") which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Year Ended June 30
	2014	2013	2012
Johnson Controls, Inc. sales as a percent of consolidated net sales	8%	10%	9%
Johnson Controls, Inc. sales as a percent of EMS segment net sales	13%	17%	17%
The nature of the electronic manufacturing services industry is such that start-up of new customers and new programs to replace expiring programs occurs frequently. Our agreements with customers are often not for a definitive term and are amended and extended, but generally continue for the relevant product’s life cycle which can be difficult to predict at the beginning of a program.  Our customers generally have the right to cancel a particular product, subject to contractual provisions governing the final product runs, excess or obsolete inventory and end-of-life pricing, which reduces the additional costs that we incur when a product purchase agreement is terminated. We continue to focus on diversification of the EMS segment customer base. Volumes for one of our largest contracts with JCI, which accounted for approximately $46 million in sales during fiscal year 2014, are expected to decline in fiscal year 2015 as certain JCI programs reach end-of-life. In addition, due to its available capacity JCI decided to in-source other programs manufactured by Kimball Electronics which accounted for approximately $33 million in sales in fiscal year 2014. The transition to JCI’s in-sourcing will occur in stages and began in our fourth quarter of fiscal year 2014 with the final transition expected to be substantially complete by January 2015. Gross profit as a percent of net sales on the JCI product approximates the EMS segment's overall gross margin. Agreement has been reached with JCI for the end-of-life production, and revenue will be impacted, but much of that volume already has been and is expected to continue to be replaced with new business.
Furniture
Overview
Kimball has been in the furniture business since 1950. This segment's core markets include furniture sold under the Kimball Office, National, and Kimball Hospitality brand names. Throughout all of the brands, the Company offers unlimited possibilities for creating functional environments that convey just the right image for each unique setting as furniture solutions are tailored to the end user's needs and demands. The workplace model is evolving to optimize human interaction, and Kimball Office and National provide furniture solutions which create spaces where people can connect. Our rich wood heritage and craftsmanship remains, while new products and materials integrate our product portfolio, satisfying the marketplace's need for multi-functional, open accommodations throughout all industries. Our furniture solutions are used in open floor plan areas, conference rooms, training rooms, private offices, lobby/reception areas, and dining/lounge areas with a vast mix of wood, metal, laminate, paint, and fabric options. Products include modern and classic desks, credenzas, seating, tables, collaborative workstations, contemporary cubicle systems, filing and storage units, and accessories. Kimball Office products tend to focus on the more complex customer solutions, and National products are geared more to the mid-market/less complex/lower cost aspect of the office furniture market. Kimball Hospitality works with designers to create furniture which extends the unique ambiance of a property into the guest rooms by providing in-room and public space furniture solutions for hotel properties, condominiums, and mixed use developments. Products include headboards, desks, tables, dressers, entertainment centers, chests, wall panels, upholstered seating, task seating, cabinets, and vanities with a broad mix of wood, metal, stone, laminate, finish, and fabric options. Also included in this segment are the Company's trucking fleet and customer fulfillment centers, which handle primarily product of this segment. Certain logistics services, such as backhauls, are sold on a contract basis, but the sales level is immaterial.
Seasonality
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
Locations
The Company's furniture products as of June 30, 2014 were primarily produced at eleven plants: seven located in Indiana, two in Kentucky, and one each in Idaho and Virginia. In addition, select finished goods are purchased from external sources. The Company continually assesses manufacturing capacity and adjusts such capacity as necessary.
In addition, a facility in Indiana houses an education center for dealer and employee training, a research and development center, and a product showroom. Furniture showrooms are maintained in eight additional cities in the United States. Office space is leased in Dongguan, Guangdong, China, and Ho Chi Minh City, Vietnam to facilitate sourcing of select finished goods and components from the Asia Pacific Region.
Marketing Channels
Our furniture is marketed by sales representatives to end users, office furniture dealers, wholesalers, brokers, designers, purchasing companies, and catalog houses throughout North America and on an international basis.
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
Certain industries are more price sensitive than others, but all expect on-time, damage-free delivery. The Company maintains sufficient finished goods inventories to be able to offer prompt shipment of most of our own lines of hospitality furniture. In addition to the many options available on our standard furniture products, custom furniture is produced to customer specifications and shipping timelines on a project basis. Many of our office furniture products are shipped through our delivery system, which we believe offers the ability to reduce damage to product, enhance scheduling flexibility, and improve the capability for on-time deliveries.
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
Raw Material Availability
Certain components used in the production of furniture are manufactured internally within the segment and are generally readily available, as are other raw materials used in the production of wood and non-wood furniture. Certain fabricated seating components and wood frame assemblies as well as finished furniture products, which are generally readily available, are sourced on a global scale in an effort to provide quality products at the lowest total cost.

Other Information
Backlog
The aggregate sales price of production pursuant to worldwide open orders, which may be canceled by the customer, was as follows:

(Amounts in Millions)	June 30, 2014	June 30, 2013
EMS	$178.0	$174.5
Furniture	97.2	95.7
Total Backlog	$275.2	$270.2
Substantially all of the open orders as of June 30, 2014 are expected to be filled within the next fiscal year. Open orders may not be indicative of future sales trends.
Research and Development
Research and development activities include the development of manufacturing processes, engineering and testing procedures, major process improvements, new product development and product redesign, information technology initiatives, and electronic and wood related technologies.
Research and development costs were approximately:

	Year Ended June 30
(Amounts in Millions)	2014	2013	2012
Research and Development Costs	$16	$14	$13
Intellectual Property
We own the Kimball (registered trademark) trademark, which we believe is significant to the EMS and Furniture segments, and we own the following trademarks which we believe are significant to the Furniture segment only:
Registered Trademarks:  National. Furniture with Personality, Cetra, Traxx, Interworks, Xsite, Definition, Skye, WaveWorks, Senator, Prevail, Eloquence, Hum. Minds at Work, Pura, Fluent, Aurora, Mix-It, Jiminy, IntegraClear, Epicenter, National, Beo, Acapella, Adagiato, Aspire, Bingo, Footprint, Fundamental, Perks, Pose, Stature, Transcend, and Davari
Trademarks:  President, Exhibit, Priority, Villa, Wish, Swift, Epic, Itsa, Scenario, Alumma, Bloom, Boyd, Campos, Collage, Delano, Dwell, Enjoy, Event, Fit, Flip, Hero. Just for You, Kwik Office, LF Series, Poly, See Me, Shade, Splendor, Xtreme, and Xsede (pending)
We also own patents for the following products which are significant to the Furniture segment:
Patents:  Wish, Priority, Xsite, Exhibit, Villa, Aurora, Fluent, Epic, Davari, and Xsede (pending)
The Furniture segment also owns other patents and trademarks and has certain other trademark and patent applications pending, which in our opinion are not significant to its business. Patents expire at various times depending on the patent's date of issuance.
Within the EMS segment, our primary intellectual property is our proprietary manufacturing technology and processes which allow us to provide very competitive electronic manufacturing services to our customers. As such, this intellectual property is complex and normally contained within our facilities. The nature of this know-how does not lend itself well to traditional patent protection. In addition, we feel the best protection strategy involves maintaining our intellectual property as trade secrets because there is no disclosure of the information to the world, and there is no expiration on the length of protection. For these reasons, the EMS segment does not own any patents.
Environment and Energy Matters
Our operations are subject to various foreign, federal, state, and local laws and regulations with respect to environmental matters. We believe that we are in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
We are dedicated to excellence, leadership, and stewardship in matters of protecting the environment and communities in which we have operations. Reinforcing our commitment to the environment, six of our showrooms and two non-manufacturing locations have been designed under the guidelines of the U.S. Green Building Council's LEED (Leadership in Energy and Environmental Design) for Commercial Interiors program. We believe that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on our capital expenditures, earnings, or competitive position. We believe capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2016, will not represent a material portion of total capital expenditures during those years.
Our manufacturing operations require significant amounts of energy, including natural gas, oil, and electricity. Federal, foreign, and state regulations may control the allocation of fuels available to us, but to date we have experienced no interruption of production due to such regulations. In our wood processing plants, a portion of energy requirements are satisfied internally by the use of our own wood waste products.
Employees

	June 30 2014	June 30 2013
United States	3,526	3,710
Foreign Countries	3,140	2,716
Total Employees	6,666	6,426
Our U.S. operations are not subject to collective bargaining arrangements. All of our foreign operations are subject to collective bargaining arrangements, many mandated by government regulation or customs of the particular countries. We believe that our employee relations are good.
Available Information
The Company makes available free of charge through its website, http://www.ir.kimball.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). All reports the Company files with the SEC are also available via the SEC website, http://www.sec.gov, or may be read and copied at the SEC Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company's Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Forward-Looking Statements
This document contains certain forward-looking statements. These are statements made by management, using their best business judgment based upon facts known at the time of the statements or reasonable estimates, about future results, plans, or future performance and business of the Company. Such statements involve risk and uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. They should not be construed as a guarantee that such results or events will, in fact, occur or be realized as actual results may differ materially from those expressed in these forward-looking statements. The statements may be identified by the use of words such as "believes," "anticipates," "expects," "intends," "plans," "projects," "estimates," "forecasts," "seeks," "likely," "future," "may," "might," "should," "would," "will," and similar expressions. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. We make no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required in current and quarterly periodic reports filed with the SEC or otherwise by law.
The risk factors discussed in Item 1A - Risk Factors of this report could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.
At any time when we make forward-looking statements, we desire to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 where factors could cause actual results to differ materially from forward-looking statements.

Item 1A - Risk Factors
The following important risk factors, among others, could affect future results and events, causing results and events to differ materially from those expressed or implied in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on our business, financial condition, and results of operations and should be carefully considered. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also affect our business, financial condition, or results of operations. Because of these and other factors, past performance should not be considered an indication of future performance.
We announced that we are pursuing a plan to spin off our EMS segment into a new, independent publicly traded company. This has, and will likely continue to require significant time and attention of our management and we may not be able to complete the transaction or, if completed, realize the anticipated benefits. On January 20, 2014 we announced a plan to separate into two independent companies through a spin-off of our EMS segment. Completion of the transaction will be contingent upon final approval of our Board of Directors, our receipt of a tax opinion of counsel that the spin-off will qualify as a tax-free distribution for U.S. federal income tax purposes to us and our Share Owners, the effectiveness of a Registration Statement on Form 10 and other conditions. Additionally, our ability to complete the spin-off in a timely manner, if at all, could be affected by unanticipated developments or changes in market conditions. There is a significant degree of difficulty and management distraction inherent in the process of the spin-off of our EMS segment. These difficulties include:

•	the challenge of executing the spin-off while carrying on the ongoing operations of each business;

•	the potential difficulty in retaining key officers and personnel of each business; and

•	separating corporate infrastructure, including but not limited to systems, insurance, accounting, legal, finance, real estate, tax and human resources, for each of the two businesses.
For these and other reasons, we may not be able to complete the spin-off as cost-effectively as we anticipate and within the expected time frame or at all. Even if completed, we may not realize the anticipated benefits from the spin-off and the spin-off may result in additional operating expenses for both companies in the aggregate. Any such difficulties could adversely affect our financial position, results of operations, or cash flows.
The proposed spin-off of our EMS segment could result in substantial tax liability to us and our Share Owners. Among the conditions for completing the spin-off will be our receipt of a tax opinion of counsel substantially to the effect that, for U.S. federal income tax purposes, the spin-off will qualify as a tax-free distribution under certain sections of the Internal Revenue Code. If any of the factual representations and assumptions made in connection with obtaining the tax opinion are inaccurate or incomplete in any material respect, then we will not be able to rely on the tax opinion. Furthermore, the tax opinion will not be binding on the Internal Revenue Service ("IRS") or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the tax opinion and such challenge could prevail.
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

Uncertain macroeconomic and industry conditions could adversely impact demand for our products and adversely affect operating results. Market demand for our products, which impacts revenues and gross profit, is influenced by a variety of economic and industry factors such as:

•	instability of the global financial markets;

•	uncertainty of worldwide economic conditions;

•	erosion of global consumer confidence;

•	general corporate profitability of the end markets to which we sell;

•	credit availability to the end markets to which we sell;

•	white-collar unemployment rates;

•	commercial property vacancy rates;

•	new office construction and refurbishment rates;

•	deficit status of many governmental entities which may result in declining purchases of office furniture;

•	new hotel and casino construction and refurbishment rates;

•	demand fluctuations in the EMS industries we currently serve, including automotive, medical, industrial and public safety;

•	demand for end-user products which include electronic assembly components we produce;

•	excess capacity in the industries in which we compete; and

•	changes in customer order patterns, including changes in product quantities, delays in orders, or cancellation of orders.
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
We are exposed to the credit risk of our customers that have been adversely affected by the instability of market conditions. The instability of market conditions drives an elevated risk of potential bankruptcy of customers resulting in a greater risk of uncollectible outstanding accounts receivable. Accordingly, we intensely monitor our receivables and related credit risks. The realization of these risks could have a negative impact on our profitability.
Reduction of purchases by or the loss of one or more key customers could reduce revenues and profitability. Losses of key contract customers within specific industries or significant volume reductions from key contract customers are both risks. If a current customer merges with or is acquired by a party that currently is aligned with a competitor, we could lose future revenues. Our continuing success is dependent upon replacing expiring contract customers/programs with new customers/programs. Significant declines in the level of purchases by key customers in either of the Company's segments, or the loss of a significant number of customers, could have a material adverse effect on our business. In addition, the nature of the contract electronics manufacturing industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently, and new customer and program start-ups generally cause losses early in the life of a program. In our EMS segment, sales to Johnson Controls, Inc. ("JCI") accounted for 8%, 10%, and 9% of consolidated net sales in fiscal years 2014, 2013, and 2012, respectively. We expect volumes for one of our largest contracts with JCI, which accounted for approximately $46 million in net sales in fiscal year 2014, to decline in fiscal year 2015. The reason for such decline in volume is that certain JCI programs are reaching end-of-life. In addition, due to its available capacity, JCI has decided to in-source programs that have historically been manufactured by our EMS segment, which accounted for approximately $33 million in net sales in fiscal year 2014. We expect JCI's transition to in-sourcing to occur in stages with the transition to be substantially complete by January 2015. In our Furniture segment, a reduction of government spending could also have an adverse impact on our sales levels. We can provide no assurance that we will be able to fully replace any lost sales, which could have an adverse effect on our financial position, results of operations, or cash flows.
We operate in a highly competitive environment and may not be able to compete successfully. Numerous manufacturers within the EMS industry compete globally for business from existing and potential customers. Some of our competitors have greater resources and more geographically diversified international operations than we do. We also face competition from the manufacturing operations of our customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing to EMS providers. The competition may further intensify as more companies enter the markets in which we operate, as existing competitors expand capacity and as the industry consolidates. The office and hospitality furniture industries are also competitive due to numerous global manufacturers competing in the marketplace. In times of reduced demand for office furniture, large competitors may apply more pressure to their aligned distribution to sell their products exclusively which could lead to reduced opportunities for our products. While we work toward reducing costs to respond to pricing pressures, if we cannot achieve the proportionate reductions in costs, profit margins may suffer. The high level of competition in these industries impacts our ability to implement price increases or, in some cases, even maintain prices, which also could lower profit margins. In addition, as end markets dictate, we are continually assessing excess capacity and developing plans to better utilize manufacturing operations, including consolidating and shifting manufacturing capacity to lower cost venues as necessary.
We may be unable to purchase a sufficient amount of materials, parts, and components for use in our products at a competitive price, in a timely manner, or at all. We depend on suppliers globally to provide timely delivery of materials, parts, and components for use in our products. We monitor the financial stability of suppliers when feasible as the loss of a significant supplier could have an adverse impact on our operations. Suppliers adjust their capacity as demand fluctuates, and component shortages and/or component allocations could occur. Certain finished products and components we purchase are primarily manufactured in select regions of the world and issues in those regions could cause manufacturing delays. Maintaining strong relationships with key suppliers of components critical to the manufacturing process is essential. Price increases of commodity components could have an adverse impact on our profitability if we cannot offset such increases with other cost reductions or by price increases to customers. Materials we utilize are generally available, but future availability is unknown and could impact our ability to meet customer order requirements. If suppliers fail to meet commitments to us in terms of price, delivery, or quality, it could interrupt our operations and negatively impact our ability to meet commitments to customers.
Our operating results could be adversely affected by increases in the cost of fuel and other energy sources. The cost of energy is a critical component of freight expense and the cost of operating manufacturing facilities. Increases in the cost of energy could reduce our profitability.
We are subject to manufacturing inefficiencies due to startup of new programs, transfer of production and other factors. At times we may experience labor or other manufacturing inefficiencies due to factors such as start-up of new programs and product introductions, transfers of production among our manufacturing facilities, a sudden decline in sales, a new operating system, or turnover in personnel. Manufacturing inefficiencies could have an adverse impact on our financial position, results of operations, or cash flows.
A change in our sales mix among various products could have a negative impact on the gross profit margin. Changes in product sales mix could negatively impact our gross margin as margins of different products vary. We strive to improve the margins of all products, but certain products have lower margins in order to price the product competitively or in connection with the start-up of a new program. An increase in the proportion of sales of products with lower margins could have an adverse impact on our financial position, results of operations, or cash flows.
Our future restructuring efforts may not be successful. We continually evaluate our manufacturing capabilities and capacities in relation to current and anticipated market conditions. If we implement restructuring plans in the future, the successful execution of those restructuring initiatives will be dependent on various factors and may not be accomplished as quickly or effectively as anticipated.
We will face risks commonly encountered with growth through acquisitions. Our sales growth plans may occur through both organic growth and acquisitions. Acquisitions involve many risks, including:

•	difficulties in identifying suitable acquisition candidates and in negotiating and consummating acquisitions on terms attractive to us;

•	difficulties in the assimilation of the operations of the acquired company;

•	the diversion of resources, including diverting management's attention from our current operations;

•	risks of entering new geographic or product markets in which we have limited or no direct prior experience;

•	the potential loss of key customers of the acquired company;

•	the potential loss of key employees of the acquired company;

•	the potential incurrence of indebtedness to fund the acquisition;

•	the potential issuance of common stock for some or all of the purchase price, which could dilute ownership interests of our current Share Owners;

•	the acquired business not achieving anticipated revenues, earnings, cash flow, or market share;

•	excess capacity;

•	the assumption of undisclosed liabilities; and

•	dilution of earnings.
We may not be successful in launching start-up operations. We are committed to growing our business, and therefore from time to time, we may determine that it would be in our best interests to start up a new operation. Start-up operations involve a number of risks and uncertainties, such as funding the capital expenditures related to the start-up operation, developing a management team for the new operation, diversion of management focus away from current operations, and creation of excess capacity. Any of these risks could have a material adverse effect on our financial position, results of operations, or cash flows.
Our international operations involve financial and operational risks. We have operations outside the United States, primarily in China, Thailand, Poland, and Mexico. Our international operations are subject to a number of risks, which may include the following:

•	economic and political instability;

•	warfare, riots, terrorism, and other forms of violence or geopolitical disruption;

•	compliance with laws, such as the Foreign Corrupt Practices Act, applicable to U.S. companies doing business outside the United States;

•	changes in foreign regulatory requirements and laws;

•	tariffs and other trade barriers;

•	potentially adverse tax consequences including the manner in which multinational companies are taxed in the U.S.; and

•	foreign labor practices.
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
If efforts to introduce new products or start-up new programs are not successful, this could limit sales growth or cause sales to decline. The Furniture segment regularly introduces new products to keep pace with workplace trends and evolving regulatory and industry requirements, including environmental, health, and safety standards such as sustainability and ergonomic considerations, and similar standards for the workplace and for product performance. Shifts in workforce demographics, working styles, and technology may impact the types of office furniture products purchased by our customers as smaller and more collaborative workstations gain popularity. The EMS segment depends on industries that utilize technologically advanced electronic components which often have short life cycles. We must continue to invest in advanced equipment and product development to remain competitive in this area.
In both segments, the introduction of new products or start-up of new programs require the coordination of the design, manufacturing, and marketing of such products. The design and engineering required for certain new products or programs can take an extended period of time, and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular product or program may be delayed or may be less successful than we originally anticipated. Difficulties or delays in introducing new products and programs or lack of customer acceptance of new products or programs could limit sales growth or cause sales to decline.
If customers do not perceive our products and services to be innovative and of high quality, our brand and name recognition and reputation could suffer. We believe that establishing and maintaining good brand and name recognition and a good reputation is critical to our business. Promotion and enhancement of our name and brands will depend on the effectiveness of marketing and advertising efforts and on successfully providing innovative and high quality products and superior services. If customers do not perceive our products and services to be innovative and of high quality, our reputation, brand and name recognition could suffer, which could have a material adverse effect on our business.
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
Failure to effectively manage working capital may adversely affect our cash flow from operations. We closely monitor inventory and receivable efficiencies and continuously strive to improve these measures of working capital, but customer financial difficulties, cancellation or delay of customer orders, shifts in customer payment practices, transfers of production among our manufacturing facilities, or manufacturing delays could adversely affect our cash flow from operations.
We may not be able to achieve maximum utilization of our manufacturing capacity. Most of our customers do not commit to long-term production schedules and we are unable to forecast the level of customer orders with certainty over a given period of time. As a result, at times it can be difficult for us to schedule production and maximize utilization of our manufacturing capacity. Fluctuations and deferrals of customer orders may have a material adverse effect on our ability to utilize our fixed capacity and thus negatively impact our operating margins.

We could incur losses due to asset impairment. As business conditions change, we must continually evaluate and work toward the optimum asset base. It is possible that certain assets such as, but not limited to, facilities, equipment, intangible assets, or goodwill could be impaired at some point in the future depending on changing business conditions. Such impairment could have an adverse impact on our financial position and results of operations.
Fluctuations in our effective tax rate could have a significant impact on our financial position, results of operations, or cash flows. The mix of pre-tax income or loss among the tax jurisdictions in which we operate that have varying tax rates could impact our effective tax rate. We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Judgment is required in determining the worldwide provision for income taxes, other tax liabilities, interest, and penalties. Future events could change management's assessment. We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We have also made assumptions about the realization of deferred tax assets. Changes in these assumptions could result in a valuation allowance for these assets. Final determination of tax audits or tax disputes may be different from what is currently reflected by our income tax provisions and accruals.
A failure to comply with the financial covenants under the Company's $75 million credit facility could adversely impact the Company. Our credit facility requires the Company to comply with certain financial covenants. We believe the most significant covenants under this credit facility are the ratio of consolidated indebtedness to consolidated EBITDA (debt to EBITDA) and minimum net worth (excluding accumulated other comprehensive income). More detail on these financial covenants is discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 2014, we had no short-term borrowings under this credit facility and had total cash and cash equivalents of $136.6 million. In the future, a default on the financial covenants under our credit facility could cause an increase in the borrowing rates or could make it more difficult for us to secure future financing which could adversely affect the financial condition of the Company.
Our business may be harmed due to failure to successfully implement information technology solutions or a lack of reasonable safeguards to maintain data security. Our business depends on effective information technology systems which also are intended to minimize the risk of a security breach or cybersecurity threat, including the misappropriation of assets or other sensitive information, or data corruption which could cause operational disruption. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with changes in information processing technology and evolving industry standards. Implementation delays, poor execution, or a breach of information technology systems could disrupt our operations, damage our reputation, or increase costs related to the mitigation of, response to, or litigation arising from any such issue.
Failure to protect our intellectual property could undermine our competitive position. We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third-party non-disclosure and assignment agreements. Because of the differences in foreign laws concerning proprietary rights, our intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States, and therefore in some parts of the world, we have limited protections, if any, for our intellectual property. Competing effectively depends, to a significant extent, on maintaining the proprietary nature of our intellectual property. The degree of protection offered by the claims of the various patents and trademarks may not be broad enough to provide significant proprietary protection or competitive advantages to the Company, and patents or trademarks may not be issued on pending or contemplated applications. In addition, not all of our products are covered by patents. It is also possible that our patents and trademarks may be challenged, invalidated, canceled, narrowed, or circumvented.
We may be sued by third parties for alleged infringement of their intellectual property rights and incur substantial litigation or other costs. We could be notified of a claim regarding intellectual property rights which could lead us to spend time and money to defend or address the claim. Even if the claim is without merit, it could result in substantial costs and diversion of resources.
Our insurance may not adequately protect us from liabilities related to product defects. We maintain product liability and other insurance coverage that we believe to be generally in accordance with industry practices. However, our insurance coverage may not be adequate to protect us fully against substantial claims and costs that may arise from liabilities related to product defects, particularly if we have a large number of defective products or if the root cause is disputed.
Our failure to maintain Food and Drug Administration ("FDA") registration of one or more of our registered manufacturing facilities could negatively impact our ability to produce products for our customers in the medical industry.  To maintain FDA registration, the Company is subject to FDA audits of the manufacturing process. FDA audit failure could result in a partial or total suspension of production, fines, or criminal prosecution. Failure or noncompliance could have an adverse effect on our reputation in addition to an adverse impact on our financial position, results of operations, or cash flows.
We are subject to extensive environmental regulation and significant potential environmental liabilities. Our past and present operation and ownership of manufacturing plants and real property are subject to extensive and changing federal, state, local, and foreign environmental laws and regulations, including those relating to discharges in air, water, and land, the handling and disposal of solid and hazardous waste, the use of certain hazardous materials in the production of select EMS products, and the remediation of contamination associated with releases of hazardous substances. In addition, the increased prevalence of global climate issues may result in new regulations that may negatively impact us. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures, some of which could be material. In addition, any investigations or remedial efforts relating to environmental matters could involve material costs or otherwise result in material liabilities.
Our success will continue to depend to a significant extent on our key personnel. We depend significantly on our executive officers and other key personnel. Certain changes to our executive management team will occur if the spin-off is consummated. The unexpected loss of the services of any other executive officers or other key personnel would have an adverse effect on us.
Our failure to retain the existing management team, maintain our engineering, technical, and manufacturing process expertise, or continue to attract qualified personnel could adversely affect our business. Our success is dependent on keeping pace with technological advancements and adapting services to provide manufacturing capabilities which meet customers' changing needs. In addition, we must retain our qualified engineering and technical personnel and successfully anticipate and respond to technological changes in a cost effective and timely manner. Our culture and guiding principles focus on continuous training, motivating, and development of employees, and we strive to attract, motivate, and retain qualified personnel. Failure to retain and attract qualified personnel could adversely affect our business.
Turnover in personnel could cause manufacturing inefficiencies. The demand for manufacturing labor in certain geographic areas makes retaining experienced production employees difficult. Turnover could result in additional training and inefficiencies that could impact our operating results.
Natural disasters or other catastrophic events may impact our production schedules and, in turn, negatively impact profitability. Natural disasters or other catastrophic events, including severe weather, terrorist attacks, power interruptions, and fires, could disrupt operations and likewise our ability to produce or deliver products.  Our manufacturing operations require significant amounts of energy, including natural gas and oil, and governmental regulations may control the allocation of such fuels.  Employees are an integral part of our business and events such as a pandemic could reduce the availability of employees reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in delayed or lost sales of our products. In addition, any continuing disruption in our computer system could adversely affect the ability to receive and process customer orders, manufacture products, and ship products on a timely basis, and could adversely affect relations with customers, potentially resulting in reduction in orders from customers or loss of customers. We maintain insurance to help protect us from costs relating to some of these matters, but such may not be sufficient or paid in a timely manner to us in the event of such an interruption.
The requirements of being a public company may strain our resources and distract management. We are subject to the reporting requirements of federal securities laws, including the Sarbanes-Oxley Act of 2002. Among other requirements, the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have expended and expect to continue to expend management time and resources maintaining documentation and testing internal control over financial reporting. While management's evaluation as of June 30, 2014 resulted in the conclusion that the Company's internal control over financial reporting was effective as of that date, we cannot predict the outcome of testing in future periods. If we cannot maintain effective disclosure controls and procedures or favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline.

Imposition of government regulations may significantly increase our operating costs in the United States and abroad. Legislative and regulatory reforms by the U.S. federal and foreign governments could significantly impact our profitability by burdening us with forced cost choices that cannot be recovered by increased pricing. For example:

•
International Traffic in Arms Regulations (ITAR) must be followed when producing defense related products for the U.S. government. A breach of these regulations could have an adverse impact on our financial condition, results of operations, or cash flows.

•
We import a portion of our wooden furniture products and are thus subject to an antidumping tariff on wooden bedroom furniture supplied from China. The tariffs are subject to review and could result in retroactive and prospective tariff rate increases which could have an adverse impact on our financial condition, results of operations, or cash flows.

•
Foreign regulations are increasing in many areas such as data privacy, hazardous waste disposal, labor relations and employment practices. Compliance with these regulations could have an adverse impact on our financial condition, results of operations, or cash flows.

Provisions of the Dodd-Frank Act relating to “Conflict Minerals” may increase our costs and reduce our sales levels. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo ("DRC") and adjoining countries that are believed to benefit armed groups. As a result, the SEC has adopted new due diligence, disclosure, and reporting requirements for companies which manufacture products that include components containing such minerals, regardless of whether the minerals are actually mined in the DRC or adjoining countries. We have determined that certain of our products contain such specified minerals, and we have developed a process to comply with the SEC regulations. Such regulations could decrease the availability and increase the prices of components used in our products, particularly if we choose (or are required by our customers) to source such components from different suppliers than we use now. In addition, as our supply chain is complex and the process to comply with the new SEC rules is cumbersome, the ongoing compliance process is both time-consuming and costly. We may face reduced sales if we are unable to timely verify the origins of minerals contained in the components included in our products. We filed our initial Conflict Minerals Disclosure report on May 29, 2014.
The value of our common stock may experience substantial fluctuations for reasons over which we may have little control. The value of common stock could fluctuate substantially based on a variety of factors, including, among others:

•	actual or anticipated fluctuations in operating results;

•	announcements concerning our Company, competitors, or industry;

•	overall volatility of the stock market;

•	changes in the financial estimates of securities analysts or investors regarding our Company, the industry, or competitors; and

•	general market or economic conditions.

Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in results of operations and general economic, political, and market conditions, may adversely affect the value of our Company's common stock.

Item 1B - Unresolved Staff Comments
None.

Item 2 - Properties
The location and number of our major manufacturing, warehousing, and service facilities, including our executive and administrative offices, as of June 30, 2014, are as follows:

	Number of Facilities
	Electronic Manufacturing Services	Furniture	Unallocated Corporate	Total
North America
Florida	1			1
Idaho		1		1
Indiana	1	13	4	18
Kentucky		2		2
Virginia		1		1
Mexico	1			1
Asia
China	1	1		2
Thailand	1			1
Vietnam		1		1
Europe
Poland	1			1
Total Facilities	6	19	4	29
The listed facilities occupy approximately 4,823,000 square feet in aggregate, of which approximately 4,706,000 square feet are owned and 117,000 square feet are leased. Square footage of these facilities is summarized by segment as follows:

	Approximate Square Footage
	Electronic Manufacturing Services	Furniture	Unallocated Corporate	Total
Owned	1,011,000	3,491,000	204,000	4,706,000
Leased	—	70,000	47,000	117,000
Total	1,011,000	3,561,000	251,000	4,823,000

Included in Unallocated Corporate are executive, national sales and administrative offices, and a recycling facility.
Generally, properties are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize a reduced second or third shift. Due to sales fluctuations, not all facilities were utilized at normal capacity during fiscal year 2014. We continually assess our capacity needs and evaluate our operations to optimize our service levels by geographic region.
Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.
Operating leases for all facilities and related land, including eleven leased office furniture showroom facilities which are not included in the tables above, total 208,000 square feet and expire from fiscal year 2015 to 2056 with many of the leases subject to renewal options. The leased showroom facilities are in six states and the District of Columbia. See Note 4 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases.
We own approximately 500 acres of land which includes land where various facilities reside, including approximately 160 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities, and for possible future expansions).

Item 3 - Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation, individually and in the aggregate, is not expected to have a material adverse impact.

Item 4 - Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant

Our executive officers as of August 27, 2014 are as follows:

(Age as of August 27, 2014)

Name	Age	Office and Area of Responsibility	Executive Officer Since
James C. Thyen	70	President, Chief Executive Officer, Director	1974
Douglas A. Habig	67	Chairman of the Board	1975
Donald D. Charron	50	Executive Vice President, President-Kimball Electronics Group, Director	1999
Robert F. Schneider	53	Executive Vice President, Chief Financial Officer, Director	1992
John H. Kahle	57	Executive Vice President, General Counsel, Secretary	2004
Donald W. Van Winkle	53	Executive Vice President, President-Furniture Group	2010
Lonnie P. Nicholson	50	Vice President, Chief Information Officer	2014
Dean M. Vonderheide	60	Vice President, Organizational Effectiveness	2014
Michelle R. Schroeder	49	Vice President, Chief Accounting Officer	2003

Executive officers are elected annually by the Board of Directors. All of the executive officers unless otherwise noted have been employed by the Company for more than the past five years in the principal occupation shown or some other executive capacity.
Mr. Van Winkle was appointed as Executive Vice President, President-Furniture Group in March 2014. He served as Vice President, President-Office Furniture Group from February 2010 until November 2013 when he was appointed Executive Vice President, President - Office Furniture Group. He had previously served as Vice President, General Manager of National Office Furniture from October 2003 until February 2010, and prior to that served as Vice President, Chief Finance and Administrative Officer for the Furniture Brands Group as well as other key finance roles within the Furniture segment since joining the Company in January 1991.
Mr. Nicholson was appointed as Vice President, Chief Information Officer in January 2014. Throughout 2013 he served as Director, Business Analytics and then Vice President, Business Analytics, with oversight of strategic application of data analysis, social media and mobile computing in support of the Company's growth of information management into more predictive analysis in order to build greater responsiveness to customer needs and improvement of operational decision making. He also served as Director of Organizational Development from November 2011 until January 2013, and Director of Employee Engagement from November 2008 until November 2011 following other roles of advancing responsibility in the areas of application development, systems analysis, process reengineering, lean/continuous improvement and enterprise resource planning ("ERP") since joining the Company in 1986.
Mr. Vonderheide was appointed to the Company's executive committee in February 2014. Since 2008, Mr. Vonderheide has served the Company as Vice President, Organizational Effectiveness with responsibility for the ongoing development of the corporate culture and improvement in organizational effectiveness with specific emphasis on attraction, engagement, development and retention of our talent. Included in the scope of his responsibilities are the areas of human resources, employee safety, sustainable environment practices, and regulatory compliance. Mr. Vonderheide served in various manufacturing and leadership roles of progressing responsibility since joining the Company in 1982.
Mr. Charron was appointed to our Board of Directors in February 2013.
Mr. Schneider was appointed to our Board of Directors in February 2014.

PART II

Item 5 - Market for Registrant's Common Equity, Related Share Owner Matters and Issuer Purchases of Equity Securities
Market Prices
The Company's Class B Common Stock trades on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol: KBALB.  High and low sales prices by quarter for the last two fiscal years as quoted by the NASDAQ system were as follows:

	2014		2013
	High	Low	High	Low
First Quarter	$12.00	$9.61	$13.25	$7.70
Second Quarter	$15.39	$10.20	$13.10	$10.95
Third Quarter	$20.10	$13.60	$12.59	$8.48
Fourth Quarter	$18.97	$15.35	$10.80	$8.63

There is no established public trading market for the Company's Class A Common Stock.  However, Class A shares are convertible on a one-for-one basis to Class B shares.
Dividends
Our charter provisions require that, on a fiscal year basis, shares of Class B Common Stock are entitled to $0.02 per share dividend more than the annual dividends paid on Class A Common Stock, provided that dividends are paid on the Company's Class A Common Stock.  Dividends declared totaled $7.5 million for both fiscal years 2014 and 2013. Dividends per share declared by quarter for fiscal year 2014 compared to fiscal year 2013 were as follows:

	2014		2013
	Class A	Class B	Class A	Class B
First Quarter	$0.045	$0.05	$0.045	$0.05
Second Quarter	0.045	0.05	0.045	0.05
Third Quarter	0.045	0.05	0.045	0.05
Fourth Quarter	0.045	0.05	0.045	0.05
Total Dividends	$0.180	$0.20	$0.180	$0.20
Share Owners
On August 18, 2014, the Company's Class A Common Stock was owned by 479 Share Owners of record, and the Company's Class B Common Stock was owned by 1,382 Share Owners of record, of which 242 also owned Class A Common Stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters of Part III.
Issuer Purchases of Equity Securities
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. The Company did not repurchase any shares under the repurchase program during the fourth quarter of fiscal year 2014. At June 30, 2014, two million shares remained available under the repurchase program.
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

The graph below compares the cumulative total return to Share Owners of the Company's Class B Common Stock from June 30, 2009 through June 30, 2014, the last business day in the respective fiscal years, to the cumulative total return of the NASDAQ Stock Market (U.S. and Foreign) and a peer group index for the same period of time.  Due to the diversity of its operations, the Company is not aware of any public companies that are directly comparable to it.  Therefore, the peer group index is comprised of publicly traded companies in both of the Company's segments, as follows:
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
The graph assumes $100 is invested in the Company's stock and each of the two indexes at the closing market quotations on June 30, 2009 and that dividends are reinvested.  The performances shown on the graph are not necessarily indicative of future price performance.

	2009	2010	2011	2012	2013	2014
Kimball International, Inc.	$100.00	$90.90	$108.98	$134.98	$173.48	$302.80
NASDAQ Stock Market (U.S. & Foreign)	$100.00	$115.98	$153.93	$164.70	$193.69	$254.06
Peer Group Index	$100.00	$148.05	$200.44	$177.64	$218.79	$249.06

Item 6 - Selected Financial Data
This information should be read in conjunction with Item 8 - Financial Statements and Supplementary Data and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2014	2013	2012	2011	2010
Net Sales	$1,285,347	$1,203,134	$1,142,061	$1,202,597	$1,122,808
Net Income	$33,461	$19,879	$11,634	$4,922	$10,803
Earnings Per Share:
Basic:
Class A	$0.85	$0.50	$0.29	$0.12	$0.27
Class B	$0.88	$0.53	$0.31	$0.14	$0.29
Diluted:
Class A	$0.84	$0.49	$0.29	$0.12	$0.27
Class B	$0.86	$0.52	$0.31	$0.14	$0.29
Total Assets	$722,146	$644,519	$595,516	$626,312	$636,751
Long-Term Debt, Less Current Maturities	$268	$294	$273	$286	$299
Cash Dividends Per Share:
Class A	$0.18	$0.18	$0.18	$0.18	$0.18
Class B	$0.20	$0.20	$0.20	$0.20	$0.20
Fiscal year 2014 net income included $0.2 million ($0.01 per diluted share) of after-tax restructuring expenses, $3.4 million ($0.09 per diluted share) of after-tax income resulting from settlements received related to two antitrust class action lawsuits in which the Company was a class member, an after-tax gain of $1.1 million ($0.03 per diluted share) for the sale of an idle Furniture segment manufacturing facility and land located in Jasper, Indiana, after-tax impairment of $0.7 million ($0.02 per diluted share) for an aircraft which was subsequently sold, and $2.8 million ($0.07 per diluted share) of after-tax expense related to the spin-off.
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
Kimball International, Inc. ("the Company," "Kimball," "we," us," or "our") provides a variety of products from our two business segments: the Electronic Manufacturing Services ("EMS") segment and the Furniture segment. The EMS segment provides engineering, manufacturing, and supply chain services and specializes in producing durable electronics for the automotive, medical, industrial, and public safety markets globally. The Furniture segment provides furniture for the office and hospitality industries, sold under Kimball's family of brand names.
Key economic indicators currently point toward continued strengthening in the overall economy. However, uncertainties still exist and may pose a threat to our future growth as they have the tendency to cause disruption in business strategy, execution, and timing in many of the markets in which we compete.
EMS industry projections for calendar year 2014 (by IDC in the April 2014 MMI publication) are growth of 9% for calendar year 2014 over 2013 and growth of 7% for calendar year 2015 over 2014. Additionally, in June 2014 the Semiconductor Industry Association (SIA) endorsed a forecast for year-over-year semiconductor sales growth of 7% for calendar year 2014 and 3% for calendar year 2015, and although the Company does not directly serve this market, it may be indicative of the end market demand for products utilizing electronic components. Within the EMS segment, our focus is on the four key vertical markets of automotive, medical, industrial, and public safety. Our overall expectation for the EMS market is that of moderate growth, but with mixed demand. The automotive end market is benefiting from relative strength in the U.S. market and improvement in the Chinese market, while demand in other geographies such as Europe are showing signs of improvement despite the lingering impact of the European debt crisis.  The industrial market demand is improving but continues to reflect lower than historical demand from our customers that provide product and solutions to climate control applications. We are seeing demand in the public safety market starting to stabilize. Demand in the medical market remains stable. We continue to monitor the current economic environment and its potential impact on our customers.
In relation to the office furniture industry, the Business and Institutional Furniture Manufacturer Association (BIFMA) forecast (by IHS as of June 2014) projects a year-over-year increase of 7% for calendar year 2014 and an increase of 11% for calendar year 2015. The forecast for two of the leading indicators for the hospitality furniture market (May 2014 PwC and June 2014 PKF Hospitality Research reports) include an increase in occupancy rates of 1% to 2% and an increase in RevPAR (Revenue Per Available Room) of 6% to 7% for calendar year 2014 over calendar year 2013.
We invest in capital expenditures prudently for projects in support of both organic growth and potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. We have a strong focus on cost control and closely monitor market changes and our liquidity in order to proactively adjust our operating costs, discretionary capital spending, and dividend levels as needed. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our profit sharing incentive bonus plan is that it is linked to our worldwide, group, or business unit performance which is designed to adjust compensation expense as profits change.
We continue to maintain a strong balance sheet, which included minimal long-term debt of $0.3 million and Share Owners' equity of $441.5 million as of June 30, 2014. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, was $221.5 million at June 30, 2014.
In addition to the above discussion, management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

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

•
The nature of the electronic manufacturing services industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. Our agreements with customers are often not for a definitive term and generally may be canceled by customers at any time. As such, our ability to continue contractual relationships with our customers, including our principal customers, is not certain. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures.

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

Planned Spin-Off
On January 20, 2014, we announced that our Board of Directors unanimously approved a plan to spin off our EMS segment which is expected to occur near the end of October 2014.  The separation will result in two independent publicly-traded companies:  Kimball International, Inc., an industry leader in the sale and manufacture of quality office and hospitality furniture; and Kimball Electronics, Inc., a leading global provider of electronic manufacturing services to the automotive, medical, industrial, and public safety markets.

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
Fiscal Year 2014 Results of Operations
Financial Overview - Consolidated
Fiscal year 2014 consolidated net sales were $1.29 billion compared to fiscal year 2013 net sales of $1.20 billion, a 7% increase, driven by a 9% net sales increase in the Furniture segment and a 5% net sales increase in the EMS segment. Fiscal year 2014 net income was $33.5 million, or $0.86 per Class B diluted share. The Company recorded net income for fiscal year 2013 of $19.9 million, or $0.52 per Class B diluted share.
Consolidated gross profit as a percent of net sales improved to 19.9% for fiscal year 2014 from 18.6% in fiscal year 2013 primarily due to margin improvement in the Furniture segment. Gross profit is discussed in more detail in the following segment discussions.

Segment Net Sales as a % of Consolidated Net Sales	Year Ended
	June 30
	2014	2013
EMS segment	58%	58%
Furniture segment	42%	42%
Fiscal year 2014 consolidated selling and administrative expenses as a percent of net sales increased 0.4 of a percentage point compared to fiscal year 2013, and increased 10.2% in absolute dollars primarily due to increased profit-based incentive compensation costs, along with higher salary and employee benefits expense. During fiscal year 2014 selling and administrative expenses were also impacted by $3.0 million of incremental external expenses incurred related to the planned spin-off of our EMS segment a majority of which were for professional services such as legal and auditing services, a $1.2 million pre-tax loss on the sale of an aircraft, and higher commission expense resulting from the higher sales volumes. In addition, we had an unfavorable variance within selling and administrative expenses of $1.3 million related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan ("SERP") liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on net income. Employee contributions comprise approximately 90% of the SERP investment. Partially offsetting the aforementioned increases was a $1.7 million pre-tax gain recognized on the sale of an idle facility in the Furniture segment during fiscal year 2014 and a $1.0 million decline in bad debt expense primarily driven by a prior year allowance for uncollectible receivables related to one specific customer.
Fiscal year 2014 Other General Income included $5.7 million of pre-tax income resulting from settlements received related to two antitrust class action lawsuits in which Kimball was a class member. The lawsuits alleged that certain EMS segment suppliers conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. We recorded no Other General Income during fiscal year 2013.

Other income (expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2014	2013
Interest Income	$220	$404
Interest Expense	(28)	(35)
Foreign Currency/Derivative Loss	(161)	(112)
Gain on Supplemental Employee Retirement Plan Investment	3,274	2,000
Impairment on Privately-Held Investment	(91)	(1,019)
Loss on Stock Warrants	(25)	(885)
Other	(599)	(691)
Other Income (Expense), net	$2,590	$(338)
The impairment on the privately-held investment and the loss on stock warrants listed in the table above both relate to our investment in one privately-held company. See the Notes to Consolidated Financial Statements for more detailed information.
Our income before income taxes and effective tax rate was comprised of the following U.S. and foreign components:

	Year Ended June 30, 2014		Year Ended June 30, 2013
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$18,343	36.3%	$2,525	(24.5)%
Foreign	$24,830	12.3%	$20,138	16.9%
Total	$43,173	22.5%	$22,663	12.3%
The fiscal year 2014 effective tax rate of 22.5% was favorably impacted by a high mix of earnings in foreign jurisdictions which have lower statutory tax rates than the U.S. The foreign effective tax rate for fiscal year 2014 was favorably impacted by $1.4 million of adjustments related to decreases in foreign deferred tax asset valuation allowances.
During fiscal year 2013, we had a disproportionate mix of sales and pre-tax income between our foreign and domestic operations. Our foreign operations recorded $20.1 million of pre-tax income on $353.9 million of sales and our domestic operations recorded $2.5 million of pre-tax income on $849.2 million of sales. The lower domestic pre-tax income in fiscal year 2013 was primarily caused by 1) the Furniture segment (all domestic operations) which generated a small pre-tax loss for the year resulting from the loss of fixed cost leverage due to its low sales volume for the year and 2) the unallocated corporate loss during the year partially resulting from an impairment loss on a privately-held investment. The statutory tax rates in the foreign jurisdictions in which we operate are lower than the U.S. As a result of the lower foreign tax rates, the significantly higher proportion of earnings coming from foreign locations in fiscal year 2013 had a favorable impact on the fiscal year 2013 consolidated effective tax rate compared to the U.S. statutory rate. In addition, the fiscal year 2013 consolidated effective tax rate was favorably impacted by U.S. tax credits. These tax credits, coupled with relatively low pre-tax income in the U.S., caused the negative U.S. tax rate shown above.
Our overall effective tax rate will fluctuate depending on the geographic distribution of our worldwide earnings. See Note 8 - Income Taxes of Notes to Consolidated Financial Statements for more information.
Comparing the balance sheet as of June 30, 2014 to June 30, 2013, the $14.9 million accounts receivable balance increase was primarily driven by the increased sales and a shift in the payment practices of several EMS segment customers during fiscal year 2014. Inventory balances have grown $16.5 million primarily in order to support increased sales volumes. The accounts payable balance increase of $18.7 million was primarily driven by increased inventory purchases and an increase in deposits received on custom Furniture orders which are classified in accounts payable. The accrued expenses balance increase of $20.4 million was largely driven by higher accrued compensation under our profit-sharing incentive bonus plan resulting primarily from improved profitability.

Electronic Manufacturing Services Segment
EMS segment results follow:

	At or For the Year
	Ended June 30
(Amounts in Millions)	2014	2013	% Change
Net Sales	$741.5	$703.1	5%
Operating Income	$33.4	$27.5	21%
Operating Income %	4.5%	3.9%
Net Income	$26.7	$21.1	26%
Open Orders	$178.0	$174.5	2%
Fiscal year 2014 EMS segment net sales increased to customers in the automotive and industrial industries, declined to customers in the public safety industry, and remained flat to customers in the medical industry compared to fiscal year 2013. Despite the decline in sales to JCI as discussed in further detail below, sales to customers in the automotive market improved primarily due to the strength of the Chinese market. Sales to customers in the industrial market increased primarily due to additional program awards from an existing customer. Sales to customers in the public safety industry decreased as a result of lower spending and delays in ordering by government agencies. Open orders as of June 30, 2014 were up 2% compared to June 30, 2013 as the expected decline in open orders to JCI was more than offset by increased open orders to other customers. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of the Company's business.
Fiscal year 2014 EMS segment gross profit as a percent of net sales improved 0.2 of a percentage point when compared to fiscal year 2013. Fiscal year 2013 gross profit was unfavorably impacted by a $1.4 million inventory write-down related to a single customer that went out of business.
EMS segment selling and administrative expenses in absolute dollars increased 10% in fiscal year 2014 as compared to fiscal year 2013, and increased 0.4 of a percentage point when compared to fiscal year 2013 due to higher profit-based incentive compensation costs resulting from improved earnings in fiscal year 2014 and increased salary expenses.
EMS segment Other General Income in fiscal year 2014 included $5.7 million of pre-tax income, or $3.4 million after-tax, resulting from settlements received related to two antitrust class action lawsuits in which Kimball was a class member. No Other General Income was recorded during fiscal year 2013.
Fiscal year 2014 EMS segment net income was favorably impacted by $1.4 million of tax adjustments related to a decrease in a foreign deferred tax asset valuation allowance.
Included in this segment were a significant amount of sales to JCI which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Year Ended June 30
	2014	2013
Johnson Controls, Inc. sales as a percent of consolidated net sales	8%	10%
Johnson Controls, Inc. sales as a percent of EMS segment net sales	13%	17%
The nature of the electronic manufacturing services industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Volumes for one of our largest contracts with JCI, which accounted for approximately $46 million in sales in fiscal year 2014, are expected to decline in fiscal year 2015 as certain JCI programs reach end-of-life. In addition, during the second quarter of our fiscal year 2014, due to its available capacity JCI decided to in-source other programs manufactured by our EMS segment which accounted for approximately $33 million in sales in fiscal year 2014. The transition to JCI's in-sourcing will occur in stages and began in our fourth quarter of fiscal year 2014 with the transition expected to be substantially complete by January 2015. Gross profit as a percent of net sales on the JCI product approximates the overall segment gross margin. Agreement has been reached with JCI for the end-of-life production, and revenue will be impacted, but much of that volume already has been and is expected to continue to be replaced with new business.

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
Furniture Segment
Furniture segment results follow:

	At or For the Year
	Ended June 30
(Amounts in Millions)	2014	2013	% Change
Net Sales	$543.8	$500.0	9%
Operating Income (Loss)	$16.4	$(0.4)
Operating Income (Loss) %	3.0%	(0.1)%
Net Income	$10.4	$0.1
Open Orders	$97.2	$95.7	2%
The fiscal year 2014 net sales increase in the Furniture segment compared to fiscal year 2013 resulted from increased net sales of both hospitality furniture and office furniture. The increase in furniture net sales during fiscal year 2014 was driven by the positive impact of increased sales volumes and price increases.
Sales to all vertical markets in fiscal year 2014 within the office furniture industry increased compared to fiscal year 2013 except for a decline in sales to the federal government. Open orders of furniture products at June 30, 2014 increased 2% from the orders open as of June 30, 2013 on higher orders of hospitality furniture which more than offset a decline in office furniture open orders. Open orders at a point in time may not be indicative of future sales trends.
Fiscal year 2014 Furniture segment gross profit as a percent of net sales increased 2.5 percentage points when compared to fiscal year 2013. Benefits realized in fiscal year 2014 from sales price increases, higher margin projects that shipped during fiscal year 2014, our increased focus on project execution and process discipline, and operational improvements, and fixed cost leverage associated with the higher revenue were partially offset by an unfavorable shift in sales mix.
Compared to fiscal year 2013, fiscal year 2014 selling and administrative expenses as a percent of net sales decreased 0.6 of a percentage point due to the higher sales volumes but increased 7% in absolute dollars primarily due to increased profit-based incentive compensation costs, increased salary and employee benefit expenses, and higher commissions resulting from the higher sales, which were partially offset by a $1.7 million pre-tax gain recognized on the sale of an idle facility during fiscal year 2014.
Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, financial stability of customers and suppliers, supply chain cost pressures, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on our performance are located within Item 1A - Risk Factors.

Fiscal Year 2013 Results of Operations
Financial Overview - Consolidated
Fiscal year 2013 consolidated net sales were $1.20 billion compared to fiscal year 2012 net sales of $1.14 billion, a 5% increase, resulting from a 14% increase in the EMS segment which more than offset a 5% decrease in the Furniture segment. Fiscal year 2013 net income was $19.9 million, or $0.52 per Class B diluted share, inclusive of $0.3 million, or $0.01 per Class B diluted share, of after-tax restructuring costs. The Company recorded net income for fiscal year 2012 of $11.6 million, or $0.31 per Class B diluted share, inclusive of $2.1 million, or $0.06 per Class B diluted share, of after-tax restructuring costs primarily related to the European consolidation plan.

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
Fiscal year 2013 consolidated selling and administrative expenses as a percent of net sales increased 0.2 of a percentage point compared to fiscal year 2012, and increased 6.5% in absolute dollars primarily due to increased incentive compensation costs. In addition, we recorded $2.0 million more expense within selling and administrative expenses in fiscal year 2013 than fiscal year 2012 related to the normal revaluation to fair value of the Company's Supplemental Employee Retirement Plan ("SERP") liability. The revaluation of the SERP liability recorded in selling and administrative expenses is offset by the revaluation of the SERP investment recorded in Other Income (Expense), and thus there was no effect on net income.
Other income (expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2013	2012
Interest Income	$404	$430
Interest Expense	(35)	(35)
Foreign Currency/Derivative Gain (Loss)	(112)	568
Gain (Loss) on Supplemental Employee Retirement Plan Investment	2,000	(3)
Impairment on Privately-Held Investment	(1,019)	(715)
Loss on Stock Warrants	(885)	(526)
Other	(691)	(406)
Other Expense, net	$(338)	$(687)
The impairment on the privately-held investment and the loss on stock warrants listed in the table above both relate to the Company's investment in one privately-held company. See the Notes to Consolidated Financial Statements for more detailed information.
Our income before income taxes and effective tax rate was comprised of the following U.S. and foreign components:

	Year Ended June 30 , 2013		Year Ended June 30 , 2012
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$2,525	(24.5)%	$7,831	41.5%
Foreign	$20,138	16.9%	$9,871	28.9%
Total	$22,663	12.3%	$17,702	34.3%
During fiscal year 2013, we had a disproportionate mix of sales and pre-tax income between our foreign and domestic operations. Our foreign operations recorded $20.1 million of pre-tax income on $353.9 million of sales and our domestic operations recorded $2.5 million of pre-tax income on $849.2 million of sales. The lower domestic pre-tax income in fiscal year 2013 was primarily caused by 1) the Furniture segment (all domestic operations) which generated a small pre-tax loss for the year resulting from the loss of fixed cost leverage due to its low sales volume for the year and 2) the unallocated corporate loss during the year partially resulting from an impairment loss on a privately-held investment.

Our consolidated effective tax rate in fiscal year 2013 was 12.3% compared to 34.3% in fiscal year 2012. The statutory tax rates in the foreign jurisdictions in which we operate are lower than the U.S. As a result of the lower foreign tax rates, the significantly higher proportion of earnings coming from foreign locations in fiscal year 2013 had a favorable impact on the consolidated effective tax rate in fiscal year 2013. In addition, the fiscal year 2013 consolidated effective tax rate was favorably impacted by U.S. tax credits. These tax credits, coupled with relatively low pre-tax income in the U.S., caused the negative U.S. tax rate shown above. The foreign effective tax rate in fiscal year 2012 was unfavorably impacted by currency fluctuations that are not taxed in the foreign jurisdictions. See Note 8 - Income Taxes of Notes to Consolidated Financial Statements for more information.
Electronic Manufacturing Services Segment
EMS segment results follow:

	At or For the Year
	Ended June 30
(Amounts in Millions)	2013	2012	% Change
Net Sales	$703.1	$616.8	14%
Operating Income	$27.5	$8.9	209%
Operating Income %	3.9%	1.4%
Net Income	$21.1	$6.6	222%
Restructuring Expense, net of tax	$0.1	$1.7
Open Orders	$174.5	$170.6	2%
Fiscal year 2013 EMS segment net sales to customers in the automotive, medical, industrial, and public safety industries all increased compared to fiscal year 2012. Sales to customers in the automotive industry were favorably impacted by the strength in the U.S. market, the uptick in the China market, and additional program awards from existing customers in the European market. Sales to customers in the medical industry improved on increased demand from existing customers and new customer program awards. Sales to customers in the industrial market increased primarily on additional program awards from an existing customer and the increased demand from customers that provide product and solutions to climate control applications compared to the prior fiscal year. Sales to customers in the public safety industry benefited from the ramp up of select product lines. Open orders as of June 30, 2013 were up 2% compared to June 30, 2012.
Fiscal year 2013 EMS segment gross profit as a percent of net sales improved 2.0 percentage points when compared to fiscal year 2012. The improvement in gross profit as a percent of net sales was primarily the result of leverage gained on higher revenue as well as benefits gained from global purchasing efforts and operating efficiencies related to continuous improvement initiatives. The EMS segment fiscal year 2013 gross profit was also favorably impacted by the benefits realized from restructuring activities in which two facilities were closed during the second quarter of fiscal year 2012. EMS segment fiscal year 2013 gross profit was unfavorably impacted by a $1.4 million inventory reserve recorded relating to a customer that notified us they were going out of business.
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

Liquidity and Capital Resources
Working capital at June 30, 2014 was $246.2 million compared to working capital of $214.4 million at June 30, 2013. The current ratio was 2.0 at both June 30, 2014 and June 30, 2013.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding ("DSO"), for fiscal year 2014 of 46.3 days increased compared to the 44.0 days for fiscal year 2013. The DSO increase was primarily driven by the mix of sales among customers in the EMS segment. We define DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. Our Production Days Supply on Hand ("PDSOH") of inventory measure for fiscal year 2014 declined to 53.5 days from 55.6 days for fiscal year 2013. The improved PDSOH compared to the prior fiscal year resulted primarily from ongoing successful initiatives to reduce or maintain EMS segment inventory levels as the business grows. We define PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.

Kimball's short-term liquidity available, represented as cash and cash equivalents plus the unused amounts of our credit facilities, totaled $221.5 million at June 30, 2014 compared to $185.2 million at June 30, 2013. We had no short-term borrowings outstanding as of June 30, 2014 or June 30, 2013.
Our cash and cash equivalents position improved to $136.6 million at June 30, 2014 from $103.6 million at June 30, 2013, with $26.3 million held by our foreign operations as of June 30, 2014. Except for the nontaxable repayment of intercompany loans, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if these funds were repatriated rather than used to repay intercompany loans, the amount remitted would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
Operating activities generated $69.9 million of cash flow in fiscal year 2014 compared to the $63.9 million of cash generated by operating activities in fiscal year 2013 largely due to increased net income. Changes in working capital balances provided $5.4 million of cash in fiscal year 2014 compared to providing cash of $6.4 million in fiscal year 2013. Cash generated from operating activities in fiscal year 2012 totaled $59.0 million and changes in working capital balances provided $8.7 million of cash.
The $5.4 million of cash provided by changes in working capital balances in fiscal year 2014 was primarily driven by a $19.5 million increase in accrued expenses largely due to higher accrued profit-based incentive compensation and a $15.7 million increase in accounts payable related to increased inventory purchases and an increase in customer deposits received on custom orders which we classify in accounts payable. These sources of cash were partially offset by a $14.9 million inventory increase during fiscal year 2014 to support increased sales volumes and a $14.6 million increase in accounts receivable driven by the increased sales levels and a shift in the payment practices of several EMS segment customers.
The $6.4 million of cash provided by changes in working capital balances in fiscal year 2013 was driven by a $17.7 million accounts payable increase primarily resulting from increased EMS segment production volumes and a $7.9 million increase in accrued expenses due to higher accrued profit-based incentive compensation.  These sources of cash were offset partially by a $19.5 million increase in accounts receivable primarily resulting from higher fiscal year 2013 EMS segment sales volumes and a shift in the mix of EMS segment sales at the end of fiscal year 2013 toward customers with longer payment terms.
The $8.7 million of cash provided by changes in working capital balances in fiscal year 2012 was driven by a $20.5 million decline in our inventory balance due to successful inventory reduction initiatives in both segments, decreased accounts receivable balances of $6.7 million resulting from lower EMS segment sales levels and a shift in the payment practices of three large EMS segment customers during fiscal year 2012, and a $6.4 million decline in prepaid expenses and other current assets. These sources of cash were partially offset by a $17.7 million decline in accrued expenses primarily driven by a decline in accrued compensation and a decline in accrued restructuring from the completion of the European consolidation plan and a $7.1 million accounts payable decline in conjunction with the reduced inventory levels.
For fiscal years ended June 30, 2014, June 30, 2013, and June 30, 2012 net cash used for investing activities was $27.5 million, $28.0 million, and $25.7 million, respectively. During fiscal years 2014, 2013, and 2012 we reinvested $33.7 million, $28.8 million, and $28.3 million, respectively into capital investments for the future with the largest investments being made for manufacturing equipment and facility improvements within both segments. During fiscal year 2015, we expect to increase our investment in capital expenditures, particularly for projects that will enhance our capabilities and diversification while providing an opportunity for growth and improved profitability including potential acquisitions if the opportunity arises.
For fiscal years ended June 30, 2014, June 30, 2013, and June 30, 2012 net cash used for financing activities was $9.4 million, $7.7 million, and $7.7 million, respectively. We paid dividends of $7.5 million, $7.4 million, and $7.4 million, in fiscal years 2014, 2013, and 2012, respectively. Consistent with our historical dividend policy, the Company's Board of Directors will evaluate the appropriate dividend payment on a quarterly basis.
During fiscal year 2015, we anticipate cash outflow of approximately $28 million for deferred incentive compensation related to our fiscal year 2014 performance.
We maintain a $75 million credit facility (the "primary facility") with a maturity date of December 2017 that allows for both issuances of letters of credit and cash borrowings. The primary facility provides an option to increase the amount available for borrowing to $115 million at our request, subject to the consent of the participating banks. At both June 30, 2014 and June 30, 2013, we had no short-term borrowings outstanding under the primary facility. At June 30, 2014, we had $1.1 million in letters of credit which reduced our borrowing capacity on the primary facility.
The $75 million credit facility requires us to comply with certain debt covenants, the most significant of which are the ratio of consolidated indebtedness to consolidated EBITDA (debt to EBITDA) and minimum net worth (excluding accumulated other comprehensive income). We were in compliance with the debt covenants of the credit facility during the fiscal year ended June 30, 2014.

The table below compares the actual net worth and debt to EBITDA ratio with the limits specified in the credit agreement.

Covenant	At or For the Period Ended June 30, 2014	Limit As Specified in Credit Agreement	Excess
Minimum Net Worth	$439,094,000	$362,000,000	$77,094,000
Debt to EBITDA Ratio	0.02	3.00	2.98
The debt to EBITDA Ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facilities will be sufficient to meet our working capital and other operating needs for at least the next 12 months.
In addition to the $75 million primary facility, Kimball can opt to utilize foreign credit facilities which are available to satisfy short-term cash needs at a specific foreign location rather than funding from intercompany sources. At June 30, 2014 we had a Thailand overdraft credit facility which allows for borrowings up to 90.0 million Thai Baht (approximately $2.8 million at June 30, 2014 exchange rates). We also have a credit facility for our EMS segment operation in Poland, which allows for multi-currency borrowings up to 6.0 million Euro equivalent (approximately $8.2 million U.S. dollars at June 30, 2014 exchange rates). These foreign credit facilities can be canceled at any time by either the bank or by us. We had no borrowings outstanding under these foreign credit facilities as of June 30, 2014 or June 30, 2013.
Total availability to borrow in USD equivalent under all of our credit facilities totaled $84.9 million at June 30, 2014.
Another source of funds in addition to our credit facilities has been our ability to generate cash from operations to meet our liquidity obligations which could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our products and services, loss of key contract customers/programs, our ability to generate profits, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.
The preceding statements include forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.

Fair Value
During fiscal year 2014, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
Kimball currently holds non-marketable equity securities and stock warrants of a privately-held company. Due to certain events and changes in circumstances that had adverse effects on the fair value of the investment in the privately-held company, we revalued the investment which, during fiscal years 2014, 2013 and 2012, respectively, resulted in a $0.1 million, $1.0 million, and $0.7 million impairment on the equity securities, and a less than $0.1 million, $0.9 million, and $0.5 million derivative loss on the stock warrants. The investment in non-marketable equity securities is accounted for as a cost-method investment which carries the securities at cost. In the event of impairment, the valuation uses a probability-weighted Black-Scholes option pricing model. The stock warrants are classified as derivative instruments and are valued on a recurring basis using a market-based approach which utilizes a probability-weighted Black-Scholes option pricing model. The fair value measurements for stock warrants and the impairment of non-marketable equity securities were calculated using unobservable inputs and were classified as level 3 financial assets.
See Note 10 - Fair Value of Notes to Consolidated Financial Statements for more information.

Contractual Obligations
The following table summarizes the Company's contractual obligations as of June 30, 2014.

	Payments Due During Fiscal Years Ending June 30
(Amounts in Millions)	Total	2015	2016-2017	2018-2019	Thereafter
Recorded Contractual Obligations: (a)
Long-Term Debt Obligations (b)	$0.3	$—	$—	$0.1	$0.2
Other Long-Term Liabilities Reflected on the Balance Sheet (c) (d) (e)	33.7	12.2	4.0	4.7	12.8
Unrecorded Contractual Obligations:
Operating Leases (e)	25.7	3.3	6.1	5.0	11.3
Purchase Obligations (f)	213.6	200.2	7.7	5.7	—
Other	0.1	—	—	—	0.1
Total	$273.4	$215.7	$17.8	$15.5	$24.4

(a)	As of June 30, 2014, the Company had less than $0.1 million of Capital Lease Obligations.

(b)
Refer to Note 5 - Long-Term Debt and Credit Facilities of Notes to Consolidated Financial Statements for more information regarding Long-Term Debt Obligations. Accrued interest is also included on the Long-Term Debt Obligations line. The fiscal year 2015 amount includes less than $0.1 million of long-term debt obligations due in fiscal year 2015 which were recorded as a current liability. The estimated interest not yet accrued related to debt is included in the Other line item within the Unrecorded Contractual Obligations.

(c)	The timing of payments of certain items included on the "Other Long-Term Liabilities Reflected on the Balance Sheet" line above is estimated based on the following assumptions:

•
The timing of SERP payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants. The fiscal year 2015 amount includes $8.8 million for SERP payments recorded as current liabilities.

•
The timing of severance plan payments is estimated based on the average remaining service life of employees. The fiscal year 2015 amount includes $1.0 million for severance payments recorded as a current liability.

•	The timing of warranty payments is estimated based on historical data. The fiscal year 2015 amount includes $1.5 million for short-term warranty payments recorded as a current liability.

(d)
Excludes $4.5 million of long-term unrecognized tax benefits and associated accrued interest and penalties along with deferred tax liabilities and miscellaneous other long-term tax liabilities which are not tied to a contractual obligation and for which the Company cannot make a reasonably reliable estimate of the period of future payments.

(e)	Refer to Note 4 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information regarding Operating Leases and certain Other Long-Term Liabilities.

(f)
Purchase Obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. The amounts listed above for purchase obligations include contractual commitments for items such as raw materials, supplies, capital expenditures, services, and software acquisitions/license commitments. Cancellable purchase obligations that we intend to fulfill are also included in the purchase obligations amount listed above through fiscal year 2019. In certain instances, such as when lead times dictate, we enter into contractual agreements for material in excess of the levels required to fulfill customer orders. In turn, agreements with the customers cover a portion of that exposure for the material which was purchased prior to having a firm order.

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
Revenue recognition - We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the title and the risk of loss passes to the customer according to the terms of the contract. Title and risk of loss are transferred upon shipment to or receipt at our customers’ locations, or in limited circumstances, as determined by other specific sales terms of the transaction. Shipping and handling fees billed to customers are recorded as sales while the related shipping and handling costs are included in cost of goods sold. We recognize sales net of applicable sales tax.

•
Sales returns and allowances - Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sale, resulting in a reduction of revenue. These estimates may change over time causing the provisions to be adjusted accordingly. At June 30, 2014 and June 30, 2013, the reserve for returns and allowances was $1.3 million and $1.7 million, respectively. The returns and allowances reserve approximated 1% to 2% of gross trade receivables during fiscal years 2014 and 2013.

•
Allowance for doubtful accounts - Our estimate for the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as aging, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to determine the final allowance for credit losses on the trade accounts receivable and notes receivable. The allowance for doubtful accounts at both June 30, 2014 and June 30, 2013 was $1.8 million. This reserve approximated 1% of gross trade accounts receivable during fiscal years 2014 and 2013.

Excess and obsolete inventory - Inventories were valued using the lower of last-in, first-out ("LIFO") cost or market value for approximately 16% of consolidated inventories at both June 30, 2014 and June 30, 2013, including approximately 89% and 87% of the Furniture segment inventories at June 30, 2014 and June 30, 2013, respectively. The remaining inventories were valued at lower of first-in, first-out ("FIFO") cost or market value. Inventories recorded on our balance sheet are adjusted for excess and obsolete inventory. In general, we purchase materials and finished goods for our contract-based business from customer orders and projections, primarily in the case of long lead time items, and we have a general philosophy to only purchase materials to the extent covered by a written commitment from our customers.
However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. We may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines. When we estimate that the current market value is below cost or determine that future demand is lower than current inventory levels, based on our evaluation of the above factors or other relevant current and projected factors associated with current economic conditions, a reduction in inventory cost to estimated net realizable value will be recorded as expense in Cost of Sales. We recorded expense of $1.4 million for excess and obsolete inventory in fiscal year 2013 related to inventory specific to one customer who went out of business.
Self-insurance reserves - We are self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2014 and June 30, 2013, our accrued liabilities for self-insurance exposure were $4.2 million and $3.5 million, respectively.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.8 million at June 30, 2014 and $3.9 million at June 30, 2013.
New Accounting Standards
See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk: Kimball operates internationally and thus is subject to potentially adverse movements in foreign currency rate changes. Our risk management strategy includes the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives are used only to manage underlying exposures and are not used in a speculative manner. Further information on derivative financial instruments is provided in Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates from levels at June 30, 2014 and 2013 relative to non-functional currency balances of monetary instruments, to the extent not hedged by derivative instruments, would not have a material impact on profitability in an annual period.

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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2014.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included herein.

/s/ JAMES C. THYEN
James C. Thyen
President,
Chief Executive Officer
August 27, 2014

/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Executive Vice President,
Chief Financial Officer
August 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Share Owners of Kimball International, Inc.
Jasper, Indiana
We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the "Company") as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, share owners' equity, and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 27, 2014

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	June 30, 2014	June 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$136,624	$103,600
Receivables, net of allowances of $2,345 and $2,791, respectively	175,695	160,767
Inventories	140,475	123,998
Prepaid expenses and other current assets	46,998	39,013
Assets held for sale	—	1,521
Total current assets	499,792	428,899
Property and Equipment, net of accumulated depreciation of $358,493 and $371,232, respectively	188,833	185,744
Goodwill	2,564	2,511
Other Intangible Assets, net of accumulated amortization of $61,912 and $62,147, respectively	4,191	5,276
Other Assets	26,766	22,089
Total Assets	$722,146	$644,519

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$25	$23
Accounts payable	174,436	155,709
Dividends payable	1,883	1,863
Accrued expenses	77,256	56,856
Total current liabilities	253,600	214,451
Other Liabilities:
Long-term debt, less current maturities	268	294
Other	26,745	25,268
Total other liabilities	27,013	25,562
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 11,212,000 (12,025,000 in 2013)	560	601
Class B - Shares authorized: 100,000,000 Shares issued: 31,813,000 (31,000,000 in 2013)	1,591	1,550
Additional paid-in capital	6,269	4,448
Retained earnings	487,040	462,957
Accumulated other comprehensive income (loss)	2,440	(3,477)
Less: Treasury stock, at cost:
Class A - 3,505,000 shares (3,843,000 in 2013)	(42,198)	(47,152)
Class B - 1,082,000 shares (1,101,000 in 2013)	(14,169)	(14,421)
Total Share Owners' Equity	441,533	404,506
Total Liabilities and Share Owners' Equity	$722,146	$644,519
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2014	2013	2012
Net Sales	$1,285,347	$1,203,134	$1,142,061
Cost of Sales	1,029,323	979,386	932,106
Gross Profit	256,024	223,748	209,955
Selling and Administrative Expenses	220,727	200,331	188,148
Other General Income	(5,688)	—	—
Restructuring Expense	402	416	3,418
Operating Income	40,583	23,001	18,389
Other Income (Expense):
Interest income	220	404	430
Interest expense	(28)	(35)	(35)
Non-operating income	3,612	2,381	1,096
Non-operating expense	(1,214)	(3,088)	(2,178)
Other income (expense), net	2,590	(338)	(687)
Income Before Taxes on Income	43,173	22,663	17,702
Provision for Income Taxes	9,712	2,784	6,068
Net Income	$33,461	$19,879	$11,634

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.85	$0.50	$0.29
Class B	$0.88	$0.53	$0.31
Diluted Earnings Per Share:
Class A	$0.84	$0.49	$0.29
Class B	$0.86	$0.52	$0.31
Average Number of Shares Outstanding:
Basic:
Class A	8,026	8,584	10,387
Class B	30,378	29,479	27,494
Totals	38,404	38,063	37,881
Diluted:
Class A	8,652	9,043	10,593
Class B	30,385	29,479	27,494
Totals	39,037	38,522	38,087
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2014			Year Ended June 30, 2013			Year Ended June 30, 2012
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$33,461			$19,879			$11,634
Other comprehensive income (loss):
Foreign currency translation adjustments	$4,358	$(304)	$4,054	$1,952	$(120)	$1,832	$(10,156)	$1,922	$(8,234)
Postemployment severance actuarial change	899	(360)	539	1	—	1	1,265	(505)	760
Derivative gain (loss)	73	(86)	(13)	1,206	(380)	826	(192)	302	110
Reclassification to (earnings) loss:
Foreign currency translation adjustments	—	—	—	—	—	—	(493)	—	(493)
Derivatives	1,187	(226)	961	(2,136)	583	(1,553)	1,069	(346)	723
Amortization of prior service costs	286	(114)	172	286	(114)	172	286	(114)	172
Amortization of actuarial change	338	(134)	204	344	(136)	208	633	(252)	381
Other comprehensive income (loss)	$7,141	$(1,224)	$5,917	$1,653	$(167)	$1,486	$(7,588)	$1,007	$(6,581)
Total comprehensive income			$39,378			$21,365			$5,053

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$33,461	$19,879	$11,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,885	30,758	30,973
Gain on sales of assets	(1,484)	(181)	(28)
Restructuring and asset impairment charges	1,509	188	439
Deferred income tax and other deferred charges	(8,893)	(962)	3,561
Stock-based compensation	7,018	5,023	1,443
Excess tax benefits from stock-based compensation	(43)	(567)	(41)
Other, net	1,007	3,362	2,301
Change in operating assets and liabilities:
Receivables	(14,635)	(19,549)	6,655
Inventories	(14,894)	(5,844)	20,472
Prepaid expenses and other current assets	(256)	6,207	6,430
Accounts payable	15,738	17,693	(7,081)
Accrued expenses	19,458	7,854	(17,739)
Net cash provided by operating activities	69,871	63,861	59,019
Cash Flows From Investing Activities:
Capital expenditures	(32,897)	(27,555)	(26,943)
Proceeds from sales of assets	4,761	786	2,566
Purchases of capitalized software	(756)	(1,200)	(1,323)
Other, net	1,346	(62)	(13)
Net cash used for investing activities	(27,546)	(28,031)	(25,713)
Cash Flows From Financing Activities:
Net change in capital leases and long-term debt	(24)	30	(11)
Dividends paid to Share Owners	(7,507)	(7,430)	(7,363)
Excess tax benefits from stock-based compensation	43	567	41
Repurchase of employee shares for tax withholding	(1,953)	(875)	(337)
Net cash used for financing activities	(9,441)	(7,708)	(7,670)
Effect of Exchange Rate Change on Cash and Cash Equivalents	140	281	(1,848)
Net Increase in Cash and Cash Equivalents	33,024	28,403	23,788
Cash and Cash Equivalents at Beginning of Year	103,600	75,197	51,409
Cash and Cash Equivalents at End of Year	$136,624	$103,600	$75,197
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners' Equity
	Class A	Class B
Amounts at June 30, 2011	$718	$1,433	$230	$450,172	$1,618	$(66,772)	$387,399
Net income				11,634			11,634
Other comprehensive loss					(6,581)		(6,581)
Issuance of non-restricted stock (20,000 shares)			(227)	(93)		243	(77)
Net exchanges of shares of Class A and Class B common stock (209,000 shares)			(782)	(529)		1,311	—
Compensation expense related to stock incentive plans			1,443				1,443
Performance share issuance (131,000 shares)			(29)	(1,720)		1,530	(219)
Dividends declared:
Class A ($0.18 per share)				(1,869)			(1,869)
Class B ($0.20 per share)				(5,502)			(5,502)
Amounts at June 30, 2012	$718	$1,433	$635	$452,093	$(4,963)	$(63,688)	$386,228
Net income				19,879			19,879
Other comprehensive income					1,486		1,486
Issuance of non-restricted stock (3,000 shares)			(62)	—		31	(31)
Conversion of Class A to Class B common stock (2,334,000 shares)	(117)	117					—
Compensation expense related to stock incentive plans			5,023				5,023
Performance share issuance (177,000 shares)			(1,148)	(1,565)		2,084	(629)
Dividends declared:
Class A ($0.18 per share)				(1,495)			(1,495)
Class B ($0.20 per share)				(5,955)			(5,955)
Amounts at June 30, 2013	$601	$1,550	$4,448	$462,957	$(3,477)	$(61,573)	$404,506
Net income				33,461			33,461
Other comprehensive income					5,917		5,917
Issuance of non-restricted stock (20,000 shares)			(196)			253	57
Conversion of Class A to Class B common stock (813,000 shares)	(41)	41					—
Compensation expense related to stock incentive plans			7,018				7,018
Performance share issuance (337,000 shares)			(5,001)	(1,851)		4,953	(1,899)
Dividends declared:
Class A ($0.18 per share)				(1,437)			(1,437)
Class B ($0.20 per share)				(6,090)			(6,090)
Amounts at June 30, 2014	$560	$1,591	$6,269	$487,040	$2,440	$(56,367)	$441,533
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
Revenue Recognition: We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the title and the risk of loss passes to the customer according to the terms of the contract. Title and risk of loss are transferred upon shipment to or receipt at our customers’ locations, or in limited circumstances, as determined by other specific sales terms of the transaction. Shipping and handling fees billed to customers are recorded as sales while the related shipping and handling costs are included in cost of goods sold. We recognize sales net of applicable sales tax. Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sale, resulting in a reduction of revenue.
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
In the ordinary course of business, customers periodically negotiate extended payment terms on trade accounts receivable.  EMS segment customary terms require payment within 30 to 45 days, with any terms beyond 45 days being considered extended payment terms while Furniture segment customary terms require payment within 30 days, with terms beyond 30 days being considered extended. We may utilize accounts receivable factoring arrangements with third-party financial institutions in order to extend terms for the customer without negatively impacting our cash flow.  These arrangements in all cases do not contain recourse provisions which would obligate us in the event of our customers' failure to pay.  Receivables are considered sold when they are transferred beyond the reach of Kimball and its creditors, the purchaser has the right to pledge or exchange the receivables, and we have surrendered control over the transferred receivables.  During the fiscal years ended June 30, 2014 and 2013, we sold, without recourse, $193.0 million and $207.0 million of accounts receivable, respectively.  Factoring fees were not material.
Inventories: Inventories are stated at the lower of cost or market value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. The last-in, first-out ("LIFO") method was used for approximately 16% of consolidated inventories at both June 30, 2014 and June 30, 2013, respectively, and remaining inventories were valued using the first-in, first-out ("FIFO") method. Inventories are adjusted for excess and obsolete inventory. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
Property, Equipment, and Depreciation: Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful life of the assets using the straight-line method for financial reporting purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Major maintenance activities and improvements are capitalized; other maintenance, repairs, and minor renewals are expensed. Depreciation and expenses for maintenance, repairs and minor renewals are included in both the Cost of Sales line and the Selling and Administrative Expense line of the Consolidated Statements of Income.
Impairment of Long-Lived Assets: We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal.
Goodwill and Other Intangible Assets: Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount and if it is necessary to perform the quantitative two-step goodwill impairment test. We also have the option to bypass the qualitative assessment and proceed directly to performing the first step of the quantitative goodwill impairment test. If the first step is determined to be necessary, we compare the carrying value of the reporting unit to an estimate of the reporting unit's fair value to identify potential impairment. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting units considers current market conditions existing at the assessment date. During fiscal years 2014, 2013, and 2012, no goodwill impairment was recognized.
A summary of the goodwill by segment is as follows:

(Amounts in Thousands)	Electronic Manufacturing Services	Furniture	Consolidated
Balance as of June 30, 2012
Goodwill	$15,306	$1,733	$17,039
Accumulated impairment	(12,826)	(1,733)	(14,559)
Goodwill, net	2,480	—	2,480
Effect of Foreign Currency Translation	31	—	31
Balance as of June 30, 2013
Goodwill	15,337	1,733	17,070
Accumulated impairment	(12,826)	(1,733)	(14,559)
Goodwill, net	2,511	—	2,511
Effect of Foreign Currency Translation	53	—	53
Balance as of June 30, 2014
Goodwill	15,390	1,733	17,123
Accumulated impairment	(12,826)	(1,733)	(14,559)
Goodwill, net	$2,564	$—	$2,564
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

A summary of other intangible assets subject to amortization by segment is as follows:

	June 30, 2014			June 30, 2013
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Electronic Manufacturing Services:
Capitalized Software	$29,271	$27,626	$1,645	$29,072	$27,072	$2,000
Customer Relationships	1,167	981	186	1,167	919	248
Other Intangible Assets	30,438	28,607	1,831	30,239	27,991	2,248
Furniture:
Capitalized Software	30,790	28,783	2,007	32,313	29,823	2,490
Product Rights	372	294	78	372	222	150
Other Intangible Assets	31,162	29,077	2,085	32,685	30,045	2,640
Unallocated Corporate:
Capitalized Software	4,503	4,228	275	4,499	4,111	388
Other Intangible Assets	4,503	4,228	275	4,499	4,111	388
Consolidated	$66,103	$61,912	$4,191	$67,423	$62,147	$5,276
During fiscal years 2014, 2013, and 2012, amortization expense of other intangible assets was, in thousands, $1,789, $2,132, and $2,669, respectively. Amortization expense in future periods is expected to be, in thousands, $1,281, $773, $625, $449, and $394 in the five years ending June 30, 2019, and $669 thereafter. The amortization period for product rights is 7 years. The amortization period for the customer relationship intangible asset ranges from 10 to 16 years. The estimated useful life of internal-use software ranges from 3 to 10 years. During fiscal year 2012, the Furniture segment recognized impairment of $256, in thousands, related to intangible product rights for a product line with volumes much lower than originally forecasted. The impairment was included in the Selling and Administrative Expenses line of the Consolidated Statements of Income.
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
Research and Development: The costs of research and development are expensed as incurred. Research and development costs were approximately, in millions, $16, $14, and $13 in fiscal years 2014, 2013, and 2012, respectively.
Advertising: Advertising costs are expensed as incurred. Advertising costs, included in selling and administrative expenses were, in millions, $3.7, $3.2, and $4.7, in fiscal years 2014, 2013, and 2012, respectively.
Insurance and Self-insurance: We are self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits including medical, short-term disability, and dental, with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Approximately 50% of the workforce is covered under self-insured medical and short-term disability plans.
We carry external medical and disability insurance coverage for the remainder of our eligible workforce not covered by self-insured plans. Insurance benefits are not provided to retired employees.
Income Taxes: Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We evaluate the recoverability of deferred tax assets each quarter by assessing the likelihood of future taxable income and available tax planning strategies that could be implemented to realize our deferred tax assets. If recovery is not likely, we provide a valuation allowance based on our best estimate of future taxable income in the various taxing jurisdictions and the amount of deferred taxes ultimately realizable. Future events could change management's assessment.
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex uncertain tax positions, which may require an extended period of time to resolve. A tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. We maintain a liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions. As tax positions are effectively settled, the tax liability is adjusted accordingly. We recognize interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes line of the Consolidated Statements of Income.
In September 2013, the United States Treasury Department and the Internal Revenue Service ("IRS") issued final regulations effective for our first quarter of fiscal year 2015, that provide guidance on a number of matters with regard to tangible property, including whether expenditures qualify as deductible repairs, the treatment of materials and supplies, capitalization of tangible property, dispositions of property, and related elections. We do not expect the regulations as issued to have a material effect on our consolidated financial statements. Future transitional guidance in the form of revenue procedures issued by the IRS could impact our current estimates.
Concentrations of Credit Risk: We have business and credit risks concentrated in the automotive, medical, industrial, public safety, and furniture industries. Additionally, we currently have a note receivable related to the sale of an Indiana facility and other miscellaneous notes receivable. At June 30, 2014 and 2013, $1.6 million and $2.1 million, respectively, were outstanding under the notes receivables. The credit risk associated with receivables is disclosed in Note 19 - Credit Quality and Allowance for Credit Losses of Notes Receivable of Notes to Consolidated Financial Statements.
Off-Balance Sheet Risk: Our off-balance sheet arrangements are limited to operating leases entered into in the normal course of business as described in Note 4 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.
Other General Income: Fiscal year 2014 Other General Income included $5.7 million of pre-tax income resulting from settlements received related to two antitrust class action lawsuits in which Kimball was a class member. The lawsuits alleged that certain EMS segment suppliers conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components. We recorded no Other General Income during fiscal years 2013 and 2012.
Non-operating Income and Expense: Non-operating income and expense include the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on privately-held investments and Supplemental Employee Retirement Plan ("SERP") investments, non-production rent income, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain or loss on SERP investments is offset by a change in the SERP liability that is recognized in selling and administrative expenses.
Foreign Currency Translation: Kimball uses the U.S. dollar and Euro as its functional currencies. Foreign currency assets and liabilities are remeasured into functional currencies at end-of-period exchange rates, except for nonmonetary assets and equity, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the weighted average exchange rate during the fiscal year, except for expenses related to nonmonetary assets, which are remeasured at historical exchange rates. Gains and losses from foreign currency remeasurement are reported in the Non-operating income or expense line item on the Consolidated Statements of Income.
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
New Accounting Standards: In June 2014, the Financial Accounting Standards Board ("FASB") provided explicit guidance on how to account for share-based payments granted to employees in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The guidance will be applied prospectively for our first quarter fiscal year 2017 financial statements.  We do not expect the adoption to have a material effect on our consolidated financial statements.
In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance is effective for our first quarter fiscal year 2018 financial statements using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. We have not yet selected a transition method nor determined the effect of this guidance on our consolidated financial statements.
In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under the new guidance, a disposal that represents a strategic shift that has or will have a major effect on an entity's operations and financial results is a discontinued operation. The new guidance requires expanded disclosures that will provide more information about the assets, liabilities, income, and expenses of discontinued operations, and also requires disclosures of significant disposals that do not qualify for discontinued operations reporting. The guidance is effective prospectively for disposals or components of our business classified as held for sale during the first quarter of fiscal year 2016. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
In July 2013, the FASB issued guidance to eliminate the diversity in practice related to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance is effective prospectively for our first quarter fiscal year 2015 financial statements. We do not expect the adoption to have a material effect on our consolidated financial statements.
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

Note 2    Inventories
Inventories are valued using the lower of last-in, first-out ("LIFO") cost or market value for approximately 16% of consolidated inventories at both June 30, 2014 and June 30, 2013, including approximately 89% and 87% of the Furniture segment inventories at June 30, 2014 and June 30, 2013, respectively. The EMS segment inventories and the remaining inventories in the Furniture segment are valued using the lower of first-in, first-out ("FIFO") cost or market value.
Had the FIFO method been used for all inventories, income would have been $0.6 million higher in fiscal year 2014, $0.2 million higher in fiscal year 2013, and $0.4 million lower in fiscal year 2012. Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased income by $1.8 million in fiscal year 2012. There was an immaterial amount of LIFO inventory liquidations in 2014 and none in fiscal year 2013.
Inventory components at June 30 were as follows:

(Amounts in Thousands)	2014	2013
Finished products	$37,373	$33,956
Work-in-process	13,808	12,746
Raw materials	103,083	90,167
Total FIFO inventory	$154,264	$136,869
LIFO reserve	(13,789)	(12,871)
Total inventory	$140,475	$123,998

Note 3    Property and Equipment
Major classes of property and equipment at June 30 consist of the following:

(Amounts in Thousands)	2014	2013
Land	$12,308	$12,152
Buildings and improvements	183,735	179,719
Machinery and equipment	341,525	361,557
Construction-in-progress	9,758	3,548
Total	$547,326	$556,976
Less: Accumulated depreciation	(358,493)	(371,232)
Property and equipment, net	$188,833	$185,744
The useful lives used in computing depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	5 to 50
Machinery and equipment	2 to 20
Leasehold improvements	Lesser of Useful Life or Term of Lease
Depreciation and amortization of property and equipment, including asset write-downs associated with restructuring plans, totaled, in millions, $30.1 for fiscal year 2014, $28.8 for fiscal year 2013, and $28.9 for fiscal year 2012.
During fiscal year 2012, the Furniture segment recognized impairment of $78, in thousands, related to equipment for a product line with volumes much lower than originally forecasted, which was included in the Cost of Sales line of the Consolidated Statements of Income.
At June 30, 2014, no assets were classified as held for sale. Assets held for sale that were sold during fiscal year 2014 included:

•
An underutilized aircraft totaling, in thousands, $1,525 was classified as held for sale during the first quarter of fiscal year 2014, and was subsequently sold during the second quarter of fiscal year 2014. During fiscal year 2014, we recognized pre-tax losses, in thousands, of $1,198 for impairment on this aircraft, which was recorded on the Selling and Administrative Expenses line of the Consolidated Statements of Income and recognized in Unallocated Corporate for segment reporting purposes.

•
We sold an idle Furniture segment manufacturing facility and land located in Jasper, Indiana, recognizing a pre-tax gain, in thousands, of $1,749 during fiscal year 2014, which was recorded on the Selling and Administrative Expenses line of the Consolidated Statements of Income.

•
We sold an EMS facility and land located in Gaylord, Michigan, recognizing a pre-tax loss, in thousands, of $311 during fiscal year 2014. During fiscal years 2013 and 2012, we recognized pre-tax impairment on this property, in thousands, of $188 and $572, respectively. The loss on sale and impairment charges were included in the Restructuring Expense line of the Consolidated Statements of Income and reported in Unallocated Corporate for segment reporting purposes.

At June 30, 2013, Kimball had, in thousands, assets totaling $1,521 classified as held for sale.

Note 4    Commitments and Contingent Liabilities
Leases:
Operating leases for certain office, showroom, manufacturing facilities, land, and equipment, which expire from fiscal year 2015 to 2056, contain provisions under which minimum annual lease payments are, in millions, $3.3, $3.2, $2.9, $2.6, and $2.4 for the five years ending June 30, 2019, respectively, and aggregate $11.3 million from fiscal year 2020 to the expiration of the leases in fiscal year 2056. We are obligated under certain real estate leases to maintain the properties and pay real estate taxes. Certain leases include renewal options and escalation clauses. Total rental expense amounted to, in millions, $4.4, $4.7, and $4.8 in fiscal years 2014, 2013, and 2012, respectively, including certain leases requiring contingent lease payments based on warehouse space utilized, which amounted to expense of, in millions, $0.8, $0.9, and $0.4 in fiscal years 2014, 2013, and 2012, respectively.
As of June 30, 2014 and 2013, capital leases were not material.
Guarantees:
As of June 30, 2014 and 2013, we had no guarantees issued which were contingent on the future performance of another entity. Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of Kimball's failure to pay its obligations to the beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $1.1 million as of June 30, 2014 and $1.2 million as of June 30, 2013. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2014 and 2013 with respect to the standby letters of credit. Kimball also enters into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known.
Changes in the product warranty accrual during fiscal years 2014, 2013, and 2012 were as follows:

(Amounts in Thousands)	2014	2013	2012
Product Warranty Liability at the beginning of the year	$2,384	$2,251	$2,109
Additions to warranty accrual (including changes in estimates)	2,883	1,040	1,019
Settlements made (in cash or in kind)	(2,046)	(907)	(877)
Product Warranty Liability at the end of the year	$3,221	$2,384	$2,251

Note 5    Long-Term Debt and Credit Facilities
Long-term debt, less current maturities as of June 30, 2014 and 2013, was, in thousands, $268 and $294, respectively, and current maturities of long-term debt were, in thousands, $25 and $23, respectively. Long-term debt consists of a long-term note payable and capitalized leases. Interest rates range from 2.50% to 9.25% and maturities occur in fiscal years 2018 and 2025. Aggregate maturities of long-term debt for the next five years are, in thousands, $25, $27, $30, $27, and $23, respectively, and aggregate $161 thereafter.

Credit facilities consisted of the following:

	Availability to Borrow at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions, in U.S Dollar Equivalents)	June 30, 2014	June 30, 2014	June 30, 2013
Primary revolving credit facility (1)	$73.9	$—	$—
Thailand overdraft credit facility (2)	2.8	—	—
Poland overdraft credit facility (3)	8.2	—	—
Total	$84.9	$—	$—
(1) Kimball's primary revolving credit facility, which expires in December 2017, provides for up to $75 million in borrowings, with an option to increase the amount available for borrowing to $115 million upon request, subject to participating banks' consent. We use this facility for acquisitions and general corporate purposes. A commitment fee is payable on the unused portion of the credit facility which was immaterial to our operating results for fiscal years 2014, 2013, and 2012. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by our leverage ratio. Borrowings under the credit agreement bear interest at a floating rate based, at Kimball's option, upon a London Interbank Offered Rate ("LIBOR") plus an applicable percentage or the greater of the federal funds rate plus an applicable percentage and the prime rate. The credit facility requires that we comply with certain debt covenants including consolidated indebtedness to consolidated EBITDA (debt to EBITDA) and minimum net worth (excluding accumulated other comprehensive income). Kimball had $1.1 million in letters of credit contingently committed against the credit facility at June 30, 2014.

(2)
Kimball also maintained a $2.7 million foreign credit facility for its EMS segment operation in Thailand which was backed by the $75 million revolving credit facility via a standby letter of credit. This foreign credit facility was reviewed for renewal annually and could be canceled at any time by either the bank or Kimball. We canceled this credit agreement on October 1, 2013, and as of May 6, 2014 put in place a new Thailand overdraft credit facility which allows for borrowings of up to 90.0 million Thai Baht (approximately $2.8 million at June 30, 2014 exchange rates). This new credit facility can be terminated at any time by either the bank or Kimball by giving prior written notice of at least 15 days to the other party. Interest on borrowing under this facility is charged at a rate of interest determined by the bank in accordance with relevant laws and regulations for charging interest on an overdraft facility.

(3) The credit facility for the EMS segment operation in Poland allows for multi-currency borrowings up to a 6 million Euro equivalent (approximately $8.2 million U.S. dollars at June 30, 2014 exchange rates) and is available to cover bank overdrafts. Bank overdrafts may be deemed necessary to satisfy short-term cash needs at our Poland location rather than funding from intercompany sources. This credit facility is reviewed for renewal annually and can be canceled at any time by either the bank or Kimball. Interest on this credit facility is charged at the prevailing rate.
Cash payments for interest on borrowings were, in thousands, $29, $36, and $37, in fiscal years 2014, 2013, and 2012, respectively. Capitalized interest expense was immaterial during fiscal years 2014, 2013, and 2012.

Note 6    Employee Benefit Plans
Retirement Plans:
Kimball has a trusteed defined contribution retirement plan in effect for substantially all domestic employees meeting the eligibility requirements. Employer contributions to the trusteed plan have a five-year vesting schedule and are held for the sole benefit of participants. Kimball also maintains a supplemental employee retirement plan ("SERP") for executive employees which enables them to defer cash compensation on a pre-tax basis in excess of IRS limitations. The SERP is structured as a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.
The discretionary employer contribution for domestic employees was determined annually by the Compensation and Governance Committee of the Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $5.2, $5.1, and $5.3 for fiscal years 2014, 2013, and 2012, respectively.
Employees of certain foreign subsidiaries are covered by local pension or retirement plans. Total expense related to employer contributions to these foreign plans for fiscal years 2014, 2013, and 2012 was, in millions, $0.2, $0.2, and $0.3, respectively.

Severance Plans:
Kimball's domestic employees participate in severance plans. These plans cover domestic employees and provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. There are no statutory requirements for Kimball to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Benefits are based upon an employee's years of service and accumulate up to certain limits specified in the plans and include both salary and an allowance for medical benefits. The components and changes in the Benefit Obligation, Accumulated Other Comprehensive Income (Loss), and Net Periodic Benefit Cost are as follows:

	June 30
(Amounts in Thousands)	2014	2013
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$5,579	$4,720
Service cost	955	825
Interest cost	134	179
Actuarial (gain) loss for the period	(899)	(1)
Benefits paid	(419)	(144)
Benefit obligation at end of year	$5,350	$5,579
Balance in current liabilities	$939	$979
Balance in noncurrent liabilities	4,411	4,600
Total benefit obligation recognized in the Consolidated Balance Sheets	$5,350	$5,579

	June 30
(Amounts in Thousands)	2014	2013
Changes and Components in Accumulated Other Comprehensive Income (Loss) (before tax):
Accumulated Other Comprehensive Income (Loss) at beginning of year	$(44)	$587
Change in unrecognized prior service cost	(286)	(286)
Net change in unrecognized actuarial (gain) loss	(1,237)	(345)
Accumulated Other Comprehensive Income (Loss) at end of year	$(1,567)	$(44)
Balance in unrecognized prior service cost	$199	$485
Balance in unrecognized actuarial (gain) loss	(1,766)	(529)
Total Accumulated Other Comprehensive Income (Loss) recognized in Share Owners' Equity	$(1,567)	$(44)

(Amounts in Thousands)	Year Ended June 30
Components of Net Periodic Benefit Cost (before tax):	2014	2013	2012
Service cost	$955	$825	$811
Interest cost	134	179	189
Amortization of prior service cost	286	286	286
Amortization of actuarial (gain) loss	338	344	633
Net periodic benefit cost recognized in the Consolidated Statements of Income	$1,713	$1,634	$1,919

The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions, such as those disclosed in Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements, are not estimable using actuarial methods and are expensed in accordance with other applicable U.S. GAAP.

Prior service cost is amortized on a straight-line basis over the average remaining service period of employees that were active at the time of the plan initiation and actuarial (gain) loss is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.
The estimated prior service cost and actuarial net (gain) loss for the severance plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are, pre-tax in thousands, $286 and $(310), respectively.
Assumptions used to determine fiscal year end benefit obligations are as follows:

	2014	2013
Discount Rate	2.3%	2.5%
Rate of Compensation Increase	3.0%	3.0%
Weighted average assumptions used to determine fiscal year net periodic benefit costs are as follows:

	2014	2013	2012
Discount Rate	2.5%	3.8%	4.1%
Rate of Compensation Increase	3.0%	3.8%	4.0%

Note 7    Stock Compensation Plans
On August 13, 2013, the Board of Directors adopted the Amended and Restated 2003 Stock Option and Incentive Plan ("the 2003 Plan"), which was approved by Kimball's Share Owners on October 15, 2013. Under the 2003 Plan, 5,000,000 shares of Common Stock are reserved for issuance of new awards and awards that had been issued under a former 2003 Stock Option and Incentive Plan. The 2003 Plan allows for issuance of restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights for grant to officers and other key employees and to members of the Board of Directors who are not employees. The 2003 Plan expires December 31, 2018.
The pre-tax compensation cost charged against income was $7.0 million, $5.0 million, and $1.4 million in fiscal year 2014, 2013, and 2012, respectively. The total income tax benefit for stock compensation arrangements was $2.8 million, $2.0 million, and $0.6 million in fiscal year 2014, 2013, and 2012, respectively. We generally use treasury shares for issuance of performance shares.
Performance Shares:
Kimball awards performance shares to officers and other key employees. Under these awards, a number of shares will be issued to each participant based upon the attainment of the applicable bonus percentage calculated under Kimball's profit sharing incentive bonus plan as applied to a total potential share award made and approved by the Compensation and Governance Committee. Performance shares are vested when issued shortly after the end of the fiscal year in which the performance measurement period is complete and are issued as Class A or Class B common shares. Certain outstanding performance shares are applicable to performance measurement periods in future fiscal years and will be measured at fair value when the performance targets are established in future fiscal years. The contractual life of performance shares ranges from one year to five years. If a participant is not employed on the date shares are issued, the performance share award is forfeited, except in the case of death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in Kimball's employment policy. To the extent performance conditions are not fully attained, performance shares are forfeited.

A summary of performance share activity during fiscal year 2014 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding at July 1, 2013	1,561,713	$10.92
Granted	1,187,801	$14.93
Vested	(512,719)	$10.92
Forfeited	(261,932)	$10.97
Performance shares outstanding at June 30, 2014	1,974,863	$14.55
As of June 30, 2014, there was approximately $16.0 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over annual performance periods ending August 2014 through August 2019, with a weighted average vesting period of one year, seven months. The fair value of performance shares is based on the stock price at the date of grant, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The weighted average grant date fair value was $14.93; $10.91; and $5.46 for performance share awards granted in fiscal year 2014, 2013, and 2012, respectively. During fiscal year 2014, 2013, and 2012, respectively, 512,719; 254,393; and 187,915 performance shares vested at a fair value of $5.6 million, $1.4 million, and $1.0 million. These shares are the total number of shares vested, prior to the reduction of shares withheld to satisfy tax withholding obligations. The number of shares presented in the above table, the amounts of unrecognized compensation, and the weighted average period include performance shares awarded that are applicable to future performance measurement periods and will be measured at fair value when the performance targets are established in future fiscal years.
Unrestricted Share Grants:
Unrestricted shares may be granted to employees and members of the Board of Directors as consideration for service to Kimball. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal year 2014, 2013, and 2012, respectively, Kimball granted a total of 20,277; 2,843; and 22,187 unrestricted shares of Class B common stock at an average grant date fair value of $11.47, $11.78, and $5.95, for a total fair value, in thousands, of $233, $33, and $132. These shares are the total number of shares granted, prior to the reduction of shares withheld to satisfy tax withholding obligations. Unrestricted shares were awarded to officers and other key employees, and to non-employee members of the Board of Directors as compensation for director's fees, as a result of directors' elections to receive unrestricted shares in lieu of cash payment. Director's fees are expensed over the period that directors earn the compensation.

Note 8    Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income tax benefits associated with net operating losses of, in thousands, $3,076 expire from fiscal year 2014 to 2034. Income tax benefits associated with tax credit carryforwards of, in thousands, $1,883, expire from fiscal year 2015 to 2027. A valuation allowance was provided as of June 30, 2014 for deferred tax assets relating to state net operating losses of, in thousands, $787 that we currently believe are more likely than not to remain unrealized in the future.

The components of the deferred tax assets and liabilities as of June 30, 2014 and 2013, were as follows:

(Amounts in Thousands)	2014	2013
Deferred Tax Assets:
Receivables	$1,587	$1,775
Inventory	2,388	2,521
Employee benefits	630	601
Deferred compensation	24,502	18,076
Other current liabilities	619	514
Warranty reserve	1,036	749
Tax credit carryforwards	1,883	1,768
Restructuring	—	15
Goodwill	2,597	3,011
Net operating loss carryforward	3,076	4,114
Net foreign currency losses	77	480
Miscellaneous	4,822	4,818
Valuation Allowance	(787)	(2,315)
Total asset	$42,430	$36,127
Deferred Tax Liabilities:
Property and equipment	$7,397	$9,017
Capitalized software	168	141
Miscellaneous	512	607
Total liability	$8,077	$9,765
Net Deferred Income Taxes	$34,353	$26,362

The components of income before taxes on income are as follows:

	Year Ended June 30
(Amounts in Thousands)	2014	2013	2012
United States	$18,343	$2,525	$7,831
Foreign	24,830	20,138	9,871
Total income before taxes on income	$43,173	$22,663	$17,702
Foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if we chose to remit some or all of the funds we have designated as indefinitely reinvested outside the United States rather than making nontaxable repayments on our intercompany loans, the amount remitted would be subject to United States income taxes and applicable non-U.S. income and withholding taxes. Such earnings would also become taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends. The aggregate unremitted earnings of Kimball's foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $126 million as of June 30, 2014. Determination of the amount of unrecognized deferred tax liability on unremitted earnings is not practicable.

The provision for income taxes is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2014	2013	2012
Currently Payable (Refundable):
Federal	$12,486	$2,673	$954
Foreign	4,505	2,861	1,849
State	1,630	1,051	877
Total current	$18,621	$6,585	$3,680
Deferred Taxes:
Federal	$(6,072)	$(2,631)	$1,784
Foreign	(55)	542	970
State	(1,254)	(1,712)	(366)
Total deferred	$(7,381)	$(3,801)	$2,388
Valuation allowance	$(1,528)	—	—
Total provision for income taxes	$9,712	$2,784	$6,068

A reconciliation of the statutory U.S. income tax rate to Kimball's effective income tax rate follows:

	Year Ended June 30
	2014		2013		2012
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax computed at U.S. federal statutory rate	$15,110	35.0%	$7,932	35.0%	$6,196	35.0%
State income taxes, net of federal income tax benefit	166	0.4	(430)	(1.9)	332	1.9
Foreign tax effect	(4,241)	(9.8)	(3,645)	(16.1)	(639)	(3.6)
Valuation allowance	(1,528)	(3.5)	—	—	—	—
Domestic manufacturing deduction	(478)	(1.1)	(549)	(2.4)	—	—
Research credit	(376)	(0.9)	(729)	(3.2)	(247)	(1.4)
Spin-off costs	1,015	2.3	—	—	—	—
Other - net	44	0.1	205	0.9	426	2.4
Total provision for income taxes	$9,712	22.5%	$2,784	12.3%	$6,068	34.3%

Net cash payments (refunds) for income taxes were, in thousands, $13,911, $(551), and $1,504 in fiscal years 2014, 2013, and 2012, respectively.

Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2014, 2013, and 2012 were as follows:

(Amounts in Thousands)	2014	2013	2012
Beginning balance - July 1	$2,752	$2,624	$2,499
Tax positions related to prior fiscal years:
Additions	415	207	250
Reductions	—	—	(84)
Tax positions related to current fiscal year:
Additions	—	—	—
Reductions	—	—	—
Settlements	—	—	—
Lapses in statute of limitations	(475)	(79)	(41)
Ending balance - June 30	$2,692	$2,752	$2,624
Portion that, if recognized, would reduce tax expense and effective tax rate	$2,159	$2,286	$2,190
We recognize interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes line of the Consolidated Statements of Income. Amounts accrued for interest and penalties were as follows:

	As of June 30
(Amounts in Thousands)	2014	2013	2012
Accrued Interest and Penalties:
Interest	$285	$278	$256
Penalties	$95	$78	$85
Interest and penalties income (expense) recognized for fiscal years 2014, 2013, and 2012 were, in thousands, $(25), $22, and $(2), respectively.
Kimball, or one of its wholly-owned subsidiaries, files U.S. federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. We are no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2009. We are subject to various state and local income tax examinations by tax authorities for years after June 30, 2006 and various foreign jurisdictions for years after June 30, 2007. We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position.

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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during fiscal years 2014 and 2013.
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
Market - Based on a probability-weighted Black-Scholes option pricing model with the following inputs (level 3 input values indicated in parenthesis): risk-free interest rate (0.05%), historical stock price volatility (78.5%) and weighted average expected term (6 months). Enterprise value was estimated using a discounted cash flow calculation.

Stock warrants are revalued and analyzed for reasonableness on a quarterly basis. Based on the probability-weighted option pricing model, the stock warrants were fully impaired during fiscal year 2014. The level 3 inputs used are the standard inputs used in the Black-Scholes model. Input values are based on publicly available information (Federal Reserve interest rates) and internally-developed information (historical stock price volatility of comparable investments) and remaining expected term of warrants.

Significant increases (decreases) in the historical stock price volatility, expected life, and enterprise value in isolation would result in a significantly higher (lower) fair value measurement. The inputs do not have any interrelationships.

Trading securities: Mutual funds held in SERP	1	Market - Quoted market prices
Derivative Liabilities: Foreign exchange contracts	2	Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates adjusted for Kimball's non-performance risk

Recurring Fair Value Measurements:
As of June 30, 2014 and 2013, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	June 30, 2014
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$103,845	$—	$—	$103,845
Derivatives: Foreign exchange contracts	—	800	—	800
Trading Securities: Mutual funds held in SERP	23,106	—	—	23,106
Total assets at fair value	$126,951	$800	$—	$127,751
Liabilities
Derivatives: Foreign exchange contracts	$—	$699	$—	$699
Total liabilities at fair value	$—	$699	$—	$699

	June 30, 2013
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$83,516	$—	$—	$83,516
Derivatives: Foreign exchange contracts	—	273	—	273
Derivatives: Stock warrants	—	—	25	25
Trading Securities: Mutual funds held in SERP	19,600	—	—	19,600
Total assets at fair value	$103,116	$273	$25	$103,414
Liabilities
Derivatives: Foreign exchange contracts	$—	$1,662	$—	$1,662
Total liabilities at fair value	$—	$1,662	$—	$1,662
Kimball currently holds non-marketable equity securities and stock warrants of a privately-held company. The investment in non-marketable equity securities is accounted for as a cost-method investment and is included in the Financial Instruments Not Carried At Fair Value section that follows. Due to certain events and changes in circumstances that had adverse effects on the fair value of the investment in the privately-held company, we revalued the investment which, during fiscal years 2014, 2013 and 2012, respectively, resulted in $0.1 million, $1.0 million, and $0.7 million impairment on the equity securities, and a less than $0.1 million, $0.9 million, and $0.5 million derivative loss on the stock warrants. As of June 30, 2014, the equity securities and stock warrants have been fully impaired. See Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements for further information regarding the stock warrants. See Note 12 - Investments of Notes to Consolidated Financial Statements for further information regarding the convertible debt securities and non-marketable equity securities.
No purchases or sales of Level 3 assets occurred during the periods.
The nonqualified supplemental employee retirement plan ("SERP") assets consist primarily of equity funds, balanced funds, a bond fund, and a money market fund. The SERP investment assets are offset by a SERP liability which represents Kimball's obligation to distribute SERP funds to participants. See Note 12 - Investments of Notes to Consolidated Financial Statements for further information regarding the SERP.
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

Non-recurring fair value adjustment	Level	Valuation Technique/Inputs Used
Impairment of assets held for sale (real estate and property & equipment)	3	Market - Estimated potential net selling price.
Impairment of long-lived assets (intangible asset and property & equipment)	3	Market - Probability-weighted discounted cash flow calculation using estimated future cash flows.

During fiscal year 2014, we classified an aircraft as held for sale and accordingly recognized pre-tax impairment of $1.2 million due to a significant downward shift in the market for private aviation aircraft. The aircraft was subsequently sold during fiscal year 2014. Due to declines in the market value of the held for sale EMS facility, we recognized pre-tax impairment of, in millions, $0.2 and $0.6 during fiscal years 2013 and 2012, respectively. Also during fiscal year 2012, we recognized impairment of, in millions, $0.3 and $0.1 related to intangible product rights and equipment, respectively, for a product line which was near the end of its production period.
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

For the impairment recognized during fiscal year 2014, the valuation was based on a probability-weighted Black-Scholes option pricing model with the following inputs (level 3 input values indicated in parenthesis): risk-free interest rate (0.05%), historical stock price volatility (78.5%) and weighted average expected term (6 months). Enterprise value was estimated using a discounted cash flow calculation. Based on the probability-weighted option pricing model, the equity securities were fully impaired during fiscal year 2014.
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

Long-term debt (carried at amortized cost)	3	Income - Price estimated using a discounted cash flow analysis based on quoted long-term debt market rates, adjusted for Kimball's non-performance risk

Investments in non-marketable equity securities are accounted for using the cost method if Kimball does not have the ability to exercise significant influence over the operating and financial policies of the investee. On a periodic basis, but no less frequently than quarterly, these investments are assessed for impairment when there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. If a significant adverse effect on the fair value of the investment has occurred and is deemed to be other-than-temporary, the fair value of the investment is estimated, and the amount by which the carrying value of the cost-method investment exceeds its fair value is recorded as impairment.

The carrying value of our cash deposit accounts, trade accounts receivable, and trade accounts payable approximates fair value due to their relatively short maturity and immaterial non-performance risk.

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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of June 30, 2014, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $25.6 million and to hedge currencies against the Euro in the aggregate notional amount of 47.7 million Euro. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of June 30, 2014, we estimate that approximately $0.2 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the fiscal year ending June 30, 2015. Gains on foreign exchange contracts are generally offset by losses in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both June 30, 2014 and June 30, 2013.
Stock Warrants:
Kimball holds common stock warrants which provide the right to purchase a privately-held company's equity securities at a specified exercise price. The value of the stock warrants fluctuates primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. The stock warrants expire in June 2017. Gains and losses on the revaluation of stock warrants are recognized in the Non-operating income (expense), net line item on the Consolidated Statements of Income. Due to certain events and changes in circumstances that had adverse effects on the fair value of the investment in the privately-held company, we revalued the investment which resulted in a derivative loss on the stock warrants of less than $0.1 million during fiscal year 2014, $0.9 million in fiscal year 2013, and $0.5 million during fiscal year 2012.
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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30 2014	June 30 2013	Balance Sheet Location	June 30 2014	June 30 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$599	$265	Accrued expenses	$241	$1,097

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	201	8	Accrued expenses	458	565
Stock warrants	Other assets (long-term)	—	25
Total derivatives		$800	$298		$699	$1,662

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
	June 30
(Amounts in Thousands)	2014	2013	2012
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$73	$1,206	$(192)

The Effect of Derivative Instruments on Consolidated Statements of Income

(Amounts in Thousands)		Fiscal Year Ended June 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2014	2013	2012
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$(1,024)	$2,212	$(1,415)
Foreign exchange contracts	Non-operating income (expense)	(163)	(73)	363
Total		$(1,187)	$2,139	$(1,052)

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Non-operating income (expense)	$—	$(3)	$(17)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$(487)	$(322)	$2,513
Stock warrants	Non-operating income (expense)	(25)	(885)	(526)
Total		$(512)	$(1,207)	$1,987

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(1,699)	$929	$918

Note 12    Investments
Non-marketable Equity Securities:
Kimball currently holds non-marketable equity securities of a privately-held company. The equity securities had no value at June 30, 2014 and were valued at $0.1 million as of June 30, 2013. Due to certain events and changes in circumstances that had adverse effects on the fair value of the investment in the privately-held company, we revalued the investment which resulted in impairment on the equity securities of $0.1 million in fiscal year 2014, $1.0 million in fiscal year 2013, and $0.7 million in fiscal year 2012.
The equity securities are non-marketable and are accounted for as a cost-method investment, which carries the shares at cost except in the event of impairment. The privately-held investment is included in the Other Assets line of the Consolidated

Balance Sheet in fiscal year 2013. See Note 10 - Fair Value of Notes to Consolidated Financial Statements for more information on the valuation of these securities. The investment does not rise to the level of a material variable interest or a controlling interest in the privately-held company which would require consolidation.
Supplemental Employee Retirement Plan Investments:
Kimball maintains a self-directed supplemental employee retirement plan ("SERP") for executive employees. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball recognizes SERP investment assets on the balance sheet at current fair value. A SERP liability of the same amount is recorded on the balance sheet representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains (losses) for the fiscal years ended June 30, 2014, 2013, and 2012 was, in thousands, $184, $1,243, and $(483), respectively. SERP asset and liability balances were as follows:

	June 30
(Amounts in Thousands)	2014	2013
SERP investment - current asset	$8,812	$7,031
SERP investment - other long-term asset	14,294	12,569
Total SERP investment	$23,106	$19,600
SERP obligation - current liability	$8,812	$7,031
SERP obligation - other long-term liability	14,294	12,569
Total SERP obligation	$23,106	$19,600

Note 13    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2014	2013
Taxes	$8,187	$3,635
Compensation	46,307	32,268
Retirement plan	4,964	5,050
Insurance	4,215	3,500
Restructuring	—	38
Other expenses	13,583	12,365
Total accrued expenses	$77,256	$56,856

The accrued compensation expense increased primarily due to higher accrued incentive compensation.

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
The EMS segment had sales to one customer that represented more than 10% of consolidated net sales. Sales to Johnson Controls, Inc. totaled, in millions, $96.4, $122.1, and $104.6 in fiscal years 2014, 2013, and 2012, respectively, representing 8%, 10%, and 9% of consolidated net sales, respectively, for such periods.

The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements with additional explanation of segment allocations as follows. Corporate assets and operating costs are allocated to the segments based on the extent to which each segment uses a centralized function, where practicable. However, certain common costs, including income taxes, have been allocated among segments less precisely than would be required for standalone financial information prepared in accordance with accounting principles generally accepted in the United States of America. Unallocated corporate assets include cash and cash equivalents, investments, and other assets not allocated to segments. Unallocated corporate income consists of income not allocated to segments for purposes of evaluating segment performance and includes income from corporate investments and other non-operational items. Sales between the Furniture segment and EMS segment are not material.
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

	At or For the Year Ended June 30, 2014
	Electronic Manufacturing Services	Furniture	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$741,530	$543,817	$—	$1,285,347
Depreciation and Amortization	18,847	13,038	—	31,885
Operating Income (Loss)	33,389	16,351	(9,157)	40,583
Interest Income	—	—	220	220
Interest Expense	2	2	24	28
Provision (Benefit) for Income Taxes	6,015	6,074	(2,377)	9,712
Net Income (Loss) (1)	26,688	10,406	(3,633)	33,461
Total Assets	390,064	195,130	136,952	722,146
Goodwill	2,564	—	—	2,564
Capital Expenditures	20,695	12,202	—	32,897

	At or For the Year Ended June 30, 2013
	Electronic Manufacturing Services	Furniture	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$703,129	$500,005	$—	$1,203,134
Depreciation and Amortization	18,195	12,563	—	30,758
Operating Income (Loss)	27,483	(367)	(4,115)	23,001
Interest Income	—	—	404	404
Interest Expense	9	1	25	35
Provision (Benefit) for Income Taxes	5,499	(503)	(2,212)	2,784
Net Income (Loss) (2)	21,133	75	(1,329)	19,879
Total Assets	353,425	185,925	105,169	644,519
Goodwill	2,511	—	—	2,511
Capital Expenditures	14,145	13,410	—	27,555

	At or For the Year Ended June 30, 2012
	Electronic Manufacturing Services	Furniture	Unallocated Corporate and Eliminations	Consolidated
(Amounts in Thousands)
Net Sales	$616,751	$525,310	$—	$1,142,061
Depreciation and Amortization	17,590	13,383	—	30,973
Operating Income (Loss)	8,904	11,874	(2,389)	18,389
Interest Income	—	—	430	430
Interest Expense	6	2	27	35
Provision (Benefit) for Income Taxes	2,042	4,837	(811)	6,068
Net Income (Loss) (3)	6,572	6,957	(1,895)	11,634
Total Assets	332,115	183,415	79,986	595,516
Goodwill	2,480	—	—	2,480
Capital Expenditures	13,485	13,458	—	26,943

(1)
Fiscal year 2014 EMS segment net income includes $3.4 million of after-tax income resulting from settlements received related to two antitrust class action lawsuits in which the Company was a class member. Fiscal year 2014 Furniture segment net income includes an after-tax gain of $1.1 million for the sale of an idle Furniture segment manufacturing facility and land located in Jasper, Indiana. Fiscal year 2014 Unallocated Corporate and Elimination net income includes after-tax spin-off costs of $2.8 million, after-tax impairment of $0.7 million for an aircraft which was subsequently sold, and restructuring charges of $0.2 million. See Note 17 - Restructuring Expense of Notes to the Consolidated Financial Statements for further discussion.

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

	At or For the Year Ended June 30
(Amounts in Thousands)	2014	2013	2012
Net Sales:
United States	$894,093	$883,680	$870,080
Other Foreign	391,254	319,454	271,981
Total net sales	$1,285,347	$1,203,134	$1,142,061
Long-Lived Assets:
United States	$126,840	$126,364	$129,258
Poland	45,287	45,971	44,427
Other Foreign	21,313	19,020	18,899
Total long-lived assets	$193,440	$191,355	$192,584

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

EARNINGS PER SHARE
	Year Ended June 30, 2014			Year Ended June 30, 2013			Year Ended June 30, 2012
(Amounts in Thousands, Except for Per Share Data)	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Basic Earnings Per Share:
Dividends Declared	$1,437	$6,090	$7,527	$1,495	$5,955	$7,450	$1,869	$5,502	$7,371
Undistributed Earnings	5,420	20,514	25,934	2,803	9,626	12,429	1,169	3,094	4,263
Net Income	$6,857	$26,604	$33,461	$4,298	$15,581	$19,879	$3,038	$8,596	$11,634
Average Basic Shares Outstanding	8,026	30,378	38,404	8,584	29,479	38,063	10,387	27,494	37,881
Basic Earnings Per Share	$0.85	$0.88		$0.50	$0.53		$0.29	$0.31
Diluted Earnings Per Share:
Dividends Declared and Assumed Dividends on Dilutive Shares	$1,550	$6,091	$7,641	$1,577	$5,955	$7,532	$1,906	$5,502	$7,408
Undistributed Earnings	5,723	20,097	25,820	2,898	9,449	12,347	1,175	3,051	4,226
Net Income	$7,273	$26,188	$33,461	$4,475	$15,404	$19,879	$3,081	$8,553	$11,634
Average Diluted Shares Outstanding	8,652	30,385	39,037	9,043	29,479	38,522	10,593	27,494	38,087
Diluted Earnings Per Share	$0.84	$0.86		$0.49	$0.52		$0.29	$0.31
Reconciliation of Basic and Diluted EPS Calculations:
Income Used for Basic EPS Calculation	$6,857	$26,604	$33,461	$4,298	$15,581	$19,879	$3,038	$8,596	$11,634
Assumed Dividends Payable on Dilutive Performance Shares	113	1	114	82	—	82	37	—	37
Increase (Reduction) of Undistributed Earnings - allocated based on Class A and Class B shares	303	(417)	(114)	95	(177)	(82)	6	(43)	(37)
Net Income Used for Diluted EPS Calculation	$7,273	$26,188	$33,461	$4,475	$15,404	$19,879	$3,081	$8,553	$11,634
Average Shares Outstanding for Basic EPS Calculation	8,026	30,378	38,404	8,584	29,479	38,063	10,387	27,494	37,881
Dilutive Effect of Average Outstanding Performance shares	626	7	633	459	—	459	206	—	206
Average Shares Outstanding for Diluted EPS Calculation	8,652	30,385	39,037	9,043	29,479	38,522	10,593	27,494	38,087

In fiscal year 2013 and 2012, respectively, all 190,000, and 508,000 average stock options outstanding were antidilutive and were excluded from the dilutive calculation. There were no stock options outstanding during fiscal year 2014.

Note 16   Accumulated Other Comprehensive Income (Loss)
During fiscal year 2014, 2013, and 2012, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2012	$(977)	$(3,632)	$(464)	$110	$(4,963)
Current-period other comprehensive income (loss)	1,832	(727)	172	209	1,486
Balance at June 30, 2013	$855	$(4,359)	$(292)	$319	$(3,477)
Current-period other comprehensive income (loss)	4,054	948	172	743	5,917
Balance at June 30, 2014	$4,909	$(3,411)	$(120)	$1,062	$2,440

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Fiscal Year Ended	Affected Line Item in the Consolidated Statements of Income
	June 30,
(Amounts in Thousands)	2014
Derivative Gain (Loss) (1)	$(1,024)	Cost of Sales
	(163)	Non-operating income (expense), net
	226	Benefit (Provision) for Income Taxes
	$(961)	Net of Tax
Postemployment Benefits:
Amortization of Prior Service Costs (2)	$(185)	Cost of Sales
	(101)	Selling and Administrative Expenses
	114	Benefit (Provision) for Income Taxes
	$(172)	Net of Tax

Amortization of Actuarial Gain (Loss) (2)	$(228)	Cost of Sales
	(110)	Selling and Administrative Expenses
	134	Benefit (Provision) for Income Taxes
	$(204)	Net of Tax

Total Reclassifications for the Period	$(1,337)	Net of Tax
Amounts in parentheses indicate reductions to income.
(1) See Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 6 - Employee Benefit Plans of Notes to Consolidated Financial Statements for further information on postemployment benefit plans.

Note 17   Restructuring Expense
We recognized consolidated pre-tax restructuring expense of $0.4 million in each of fiscal years 2014 and 2013, and $3.4 million in fiscal year 2012. All restructuring plans were completed prior to fiscal year 2013 but we continued to incur miscellaneous exit costs related to facility clean up or market value adjustments. Completed restructuring plans include the European Consolidation, Fremont, and Gaylord plans which were all related to the EMS segment. We do not expect these plans to have any restructuring charges in the future.
We utilize available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on our Consolidated Statements of Income.
Fremont Restructuring Plan:
During the second quarter of fiscal year 2012, we completed a plan to exit a small leased EMS assembly facility located in Fremont, California. This plan was approved in the fourth quarter of fiscal year 2011. We were contractually obligated on the lease of this facility until August 2013. We recognized immaterial restructuring charges in fiscal years 2014 and 2013, and recognized $0.8 million of plant closure expenses during fiscal year 2012 related to this plan. Total pre-tax restructuring charges incurred since the plan announcement were approximately $1.3 million, including $0.2 million related to severance and other employee transition costs, and $1.1 million related to lease and other exit costs.
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

We recognized immaterial restructuring charges in fiscal years 2014 and 2013, and during fiscal year 2012 recognized $1.9 million of plant closure costs, severance, and other employee transition costs related to this plan. Total pre-tax restructuring charges incurred since the plan announcement, excluding the gain on the sale of the former facility and construction of the new facility, related to the consolidation activities were approximately, in millions, $23.1 consisting of $20.8 of severance and other employee costs, $0.4 of property and equipment asset impairment, $0.4 of lease exit costs, and $1.5 of other exit costs.
Gaylord Restructuring Plan:
During fiscal year 2008, related to a plan approved in fiscal year 2007, we ceased the operations of a facility located in
Gaylord, Michigan and classified the facility and land as held for sale. We sold this facility and land during fiscal year 2014, recognizing a pre-tax loss in restructuring of $0.3 million. Due to declines in the market value of the Gaylord facility, we recognized pre-tax restructuring primarily consisting of impairment of $0.3 million and $0.7 million in fiscal years 2013 and 2012, respectively. Total pre-tax restructuring charges incurred since the plan announcement were approximately $2.0 million, including $1.4 million of property and equipment asset impairment and $0.6 million related to other exit costs.

Note 18    Variable Interest Entities
Kimball's involvement with a variable interest entity ("VIE") is limited to a situation in which we are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the VIE's economic performance. Thus, consolidation is not required.
We are involved with the VIE consisting of a note receivable related to the sale of an Indiana facility. As of June 30, 2014, the carrying value of the note receivable, net of a $0.5 million allowance, was $0.9 million, with the short-term portion recorded on the Receivables line and the long-term portion recorded on the Other Assets line of our Consolidated Balance Sheet. As of

June 30, 2013, the carrying value of the notes receivable related to the sale of the Indiana facility and loans provided to an electronics engineering services firm which were paid in full during fiscal year 2014, net of a $0.4 million allowance, was $1.5 million, and was included on the Receivables line of our Consolidated Balance Sheet as the entire balance was classified as short-term.
We have no obligation to provide additional funding to the VIE, and thus our exposure and risk of loss related to the VIE is limited to the carrying value of the note receivable. Kimball did not provide additional financial support to the VIE during the fiscal year ended June 30, 2014.

Note 19   Credit Quality and Allowance for Credit Losses of Notes Receivable

Kimball monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. The due date for the note receivable from the sale of an Indiana facility was extended until June 2017. We continue to hold collateral for this note receivable thereby mitigating the risk of loss, however as of June 30, 2014 an allowance was recorded on a portion of this note receivable based on our credit quality analysis. The notes receivable from an electronics engineering services firm were paid in full during fiscal year 2014. As of June 30, 2014 and 2013, Kimball had no material past due outstanding notes receivable.

	As of June 30, 2014			As of June 30, 2013
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,392	$489	$903	$1,413	$—	$1,413
Notes Receivable from an Electronics Engineering Services Firm	—	—	—	521	440	81
Other Notes Receivable	223	149	74	127	85	42
Total	$1,615	$638	$977	$2,061	$525	$1,536

Note 20  Planned Spin-Off
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
The disclosures within these consolidated financial statements do not take into account the proposed spin-off of the EMS segment.

Note 21    Quarterly Financial Information (Unaudited)

	Three Months Ended
(Amounts in Thousands, Except for Per Share Data)	September 30	December 31	March 31	June 30
Fiscal Year 2014:
Net Sales	$317,439	$320,313	$310,788	$336,807
Gross Profit	61,324	66,846	60,292	67,562
Other General Income (1)	(5,022)	—	(666)	—
Net Income	9,183	9,222	7,208	7,848
Basic Earnings Per Share:
Class A	$0.24	$0.24	$0.18	$0.20
Class B	$0.24	$0.24	$0.19	$0.21
Diluted Earnings Per Share:
Class A	$0.23	$0.23	$0.18	$0.20
Class B	$0.24	$0.24	$0.19	$0.20
Fiscal Year 2013:
Net Sales	$288,190	$295,136	$301,486	$318,322
Gross Profit	55,205	55,157	53,809	59,577
Net Income	4,961	4,179	3,678	7,061
Basic Earnings Per Share:
Class A	$0.12	$0.11	$0.09	$0.18
Class B	$0.13	$0.11	$0.10	$0.19
Diluted Earnings Per Share:
Class A	$0.12	$0.11	$0.09	$0.18
Class B	$0.13	$0.11	$0.10	$0.18

(1) Other General Income included $5.0 million and $0.7 million, pre-tax, for the quarters ended September 30, 2013 and March 31, 2014, respectively, for the settlement proceeds received related to two antitrust class action lawsuits in which the Company was a class member.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A - Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2014, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.
(b) Management's report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this report. The effectiveness of the Company's internal control over financial reporting as of June 30, 2014 has been audited by the Company's independent registered public accounting firm.  Management's report and the independent registered public accounting firm's attestation report are included in the Company's Consolidated Financial Statements under the captions entitled "Management's Report on Internal Control Over

Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.
(c) Changes in internal control over financial reporting.
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B - Other Information
None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2014 under the caption "Election of Directors."
Committees
The information required by this item with respect to the Audit Committee and its financial expert and with respect to the Compensation and Governance Committee's responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2014 under the caption "Information Concerning the Board of Directors and Committees."
Executive Officers of the Registrant
The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I of this Annual Report on Form 10-K and is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2014 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."
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

Item 11 - Executive Compensation
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2014 under the captions "Information Concerning the Board of Directors and Committees," "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Related Risk Assessment," and "Executive Officer and Director Compensation."

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2014 under the caption "Share Ownership Information."

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2014 under the caption "Executive Officer and Director Compensation — Securities Authorized for Issuance Under Equity Compensation Plans."

Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2014 under the caption "Review and Approval of Transactions with Related Persons."
Director Independence
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2014 under the caption "Information Concerning the Board of Directors and Committees."

Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 21, 2014 under the caption "Independent Registered Public Accounting Firm" and "Appendix A — Approval Process for Services Performed by the Independent Registered Public Accounting Firm."

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2014	74

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
August 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ JAMES C. THYEN
James C. Thyen
President,
Chief Executive Officer
August 27, 2014

/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Executive Vice President,
Chief Financial Officer
August 27, 2014

/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder
Vice President,
Chief Accounting Officer
August 27, 2014

Signature	Signature

DOUGLAS A. HABIG *	ROBERT F. SCHNEIDER *
Douglas A. Habig	Robert F. Schneider
Chairman of the Board	Director

DONALD D. CHARRON *	GEOFFREY L. STRINGER *
Donald D. Charron	Geoffrey L. Stringer
Director	Director

THOMAS J. TISCHHAUSER *	CHRISTINE M. VUJOVICH *
Thomas J. Tischhauser	Christine M. Vujovich
Director	Director

KIMBERLY K. RYAN *	TIMOTHY J. JAHNKE *
Kimberly K. Ryan	Timothy J. Jahnke
Director	Director

JACK R. WENTWORTH *	PATRICK E. CONNOLLY*
Jack R. Wentworth	Patrick E. Connolly
Director	Director

*	The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 27, 2014	/s/ JAMES C. THYEN
James C. Thyen
President, Chief Executive Officer, Director

Individually and as Attorney-In-Fact

KIMBALL INTERNATIONAL, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2014
Valuation Allowances:
Short-Term Receivables	$2,791	$(20)	$(149)	$(277)	$2,345
Long-Term Receivables	$—	$628	$—	$—	$628
Deferred Tax Asset	$2,315	$—	$—	$(1,528)	$787
Year Ended June 30, 2013
Valuation Allowances:
Short-Term Receivables	$1,367	$1,663	$15	$(254)	$2,791
Deferred Tax Asset	$1,911	$408	$—	$(4)	$2,315
Year Ended June 30, 2012
Valuation Allowances:
Short-Term Receivables	$1,799	$267	$(83)	$(616)	$1,367
Deferred Tax Asset	$6,698	$355	$—	$(5,142)	$1,911

KIMBALL INTERNATIONAL, INC.
INDEX OF EXHIBITS

Exhibit No.	Description
3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed August 18, 2014)
10(a)*	Summary of Director and Named Executive Officer Compensation
10(b)*	Discretionary Compensation
10(c)*	Amended and Restated 2003 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 21, 2013)
10(d)*	Supplemental Employee Retirement Plan (2012 Revision) (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 29, 2012)
10(e)*	Form of Annual Performance Share Award Agreement
10(f)
Amended and Restated Credit Agreement, dated as of December 18, 2012, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Agent and Letter of Credit Issuer (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 20, 2012)

10(g)*
Form of Employment Agreement dated March 8, 2010 between the Company and Donald W. Van Winkle; dated May 1, 2006 between the Company and each of James C. Thyen, Douglas A. Habig, Robert F. Schneider, Donald D. Charron, and John H. Kahle; dated January 1, 2014 between the Company and Lonnie P. Nicholson and dated February 1, 2014 between the Company and Dean M. Vonderheide (All of the Employment Agreements are similar and are incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the year ended June 30, 2011)

10(h)*	Form of Long Term Performance Share Award Agreement
10(i)*	Description of the Company's 2010 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 25, 2010)
11	Computation of Earnings Per Share (Incorporated by reference to Note 15 - Earnings Per Share of Notes to Consolidated Financial Statements)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Constitutes management contract or compensatory arrangement