Form 10-Q
period 2014-09-30
KIMBALL INTERNATIONAL INC
filed 2014-11-07
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐                                                                                       Accelerated filer  ☒
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant's common stock as of October 24, 2014 was:
Class A Common Stock - 8,041,604 shares
Class B Common Stock - 30,815,794 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	September 30, 2014	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$113,195	$136,624
Receivables, net of allowances of $2,380 and $2,345, respectively	180,992	175,695
Inventories	150,295	140,475
Prepaid expenses and other current assets	49,928	46,998
Total current assets	494,410	499,792
Property and Equipment, net of accumulated depreciation of $355,168 and $358,493, respectively	189,137	188,833
Goodwill	2,564	2,564
Other Intangible Assets, net of accumulated amortization of $61,668 and $61,912, respectively	4,015	4,191
Other Assets	27,738	26,766
Total Assets	$717,864	$722,146

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$27	$25
Accounts payable	181,719	174,436
Dividends payable	1,903	1,883
Accrued expenses	63,277	77,256
Total current liabilities	246,926	253,600
Other Liabilities:
Long-term debt, less current maturities	248	268
Other	26,714	26,745
Total other liabilities	26,962	27,013
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 11,148,000 and 11,212,000, respectively	557	560
Class B - Shares authorized: 100,000,000 Shares issued: 31,877,000 and 31,813,000, respectively	1,594	1,591
Additional paid-in capital	2,031	6,269
Retained earnings	491,086	487,040
Accumulated other comprehensive income (loss)	(2,077)	2,440
Less: Treasury stock, at cost:
Class A - 3,103,000 and 3,505,000 shares, respectively	(35,271)	(42,198)
Class B - 1,064,000 and 1,082,000 shares, respectively	(13,944)	(14,169)
Total Share Owners' Equity	443,976	441,533
Total Liabilities and Share Owners' Equity	$717,864	$722,146
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)
	Three Months Ended
	September 30
	2014	2013
Net Sales	$348,249	$317,439
Cost of Sales	275,687	256,115
Gross Profit	72,562	61,324
Selling and Administrative Expenses	58,888	54,217
Other General Income	—	(5,022)
Restructuring Expense	—	402
Operating Income	13,674	11,727
Other Income (Expense):
Interest income	45	68
Interest expense	(10)	(7)
Non-operating income (expense), net	(830)	958
Other income (expense), net	(795)	1,019
Income Before Taxes on Income	12,879	12,746
Provision for Income Taxes	4,883	3,563
Net Income	$7,996	$9,183

Earnings Per Share of Common Stock:
Basic Earnings Per Share:
Class A	$0.20	$0.24
Class B	$0.21	$0.24
Diluted Earnings Per Share:
Class A	$0.20	$0.23
Class B	$0.21	$0.24

Dividends Per Share of Common Stock:
Class A	$0.045	$0.045
Class B	$0.050	$0.050

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	38,712	38,310
Diluted	38,746	38,596
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$7,996			$9,183
Other comprehensive income (loss):
Foreign currency translation adjustments	$(5,586)	$—	$(5,586)	$3,102	$(174)	$2,928
Postemployment severance actuarial change	348	(138)	210	452	(180)	272
Derivative gain	2,231	(348)	1,883	(505)	115	(390)
Reclassification to (earnings) loss:
Derivatives	(1,354)	275	(1,079)	350	(51)	299
Amortization of prior service costs	71	(28)	43	71	(28)	43
Amortization of actuarial change	20	(8)	12	90	(36)	54
Other comprehensive income (loss)	$(4,270)	$(247)	$(4,517)	$3,560	$(354)	$3,206
Total comprehensive income			$3,479			$12,389

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Three Months Ended
	September 30
	2014	2013
Cash Flows From Operating Activities:
Net income	$7,996	$9,183
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	8,272	7,804
Loss on sales of assets	53	60
Restructuring and asset impairment charges	—	1,509
Deferred income tax and other deferred charges	(1,855)	(2,233)
Stock-based compensation	3,253	1,486
Excess tax benefits from stock-based compensation	(1,159)	(43)
Other, net	46	53
Change in operating assets and liabilities:
Receivables	(6,490)	12
Inventories	(10,972)	(3,814)
Prepaid expenses and other current assets	(1,560)	1,120
Accounts payable	7,881	1,785
Accrued expenses	(12,185)	(897)
Net cash (used for) provided by operating activities	(6,720)	16,025
Cash Flows From Investing Activities:
Capital expenditures	(10,955)	(6,630)
Proceeds from sales of assets	141	191
Purchases of capitalized software	(211)	(43)
Other, net	(4)	57
Net cash used for investing activities	(11,029)	(6,425)
Cash Flows From Financing Activities:
Net change in capital leases and long-term debt	(18)	(17)
Dividends paid to Share Owners	(1,882)	(1,863)
Excess tax benefits from stock-based compensation	1,159	43
Repurchase of employee shares for tax withholding	(3,772)	(1,947)
Net cash used for financing activities	(4,513)	(3,784)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(1,167)	214
Net (Decrease) Increase in Cash and Cash Equivalents	(23,429)	6,030
Cash and Cash Equivalents at Beginning of Period	136,624	103,600
Cash and Cash Equivalents at End of Period	$113,195	$109,630
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$4,505	$2,376
Interest expense	$28	$26
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation:
The accompanying unaudited Condensed Consolidated Financial Statements of Kimball International, Inc. (the “Company,” “Kimball,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to Form 10-Q. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.
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
Other General Income:
No Other General Income was recorded during the first quarter of fiscal year 2015. Other General Income in the first quarter of fiscal year 2014 included $5.0 million, of pre-tax income resulting from settlements received related to two antitrust class action lawsuits in which Kimball was a class member. The lawsuits alleged that certain suppliers of the Electronic Manufacturing Services (“EMS”) segment conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components several years ago.
Non-operating Income (Expense), net:
The non-operating income (expense), net line item includes the impact of such items as foreign currency rate movements and related derivative gain or loss, fair value adjustments on Supplemental Employee Retirement Plan (“SERP”) investments, investment gain or loss, non-production rent income, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain (loss) on SERP investments is offset by a change in the SERP liability that is recognized in selling and administrative expenses.
Components of Non-operating income (expense), net:

	Three Months Ended
	September 30
(Amounts in Thousands)	2014	2013
Foreign Currency/Derivative Gain (Loss)	$(352)	$118
Gain (Loss) on Supplemental Employee Retirement Plan Investments	(279)	1,051
Other	(199)	(211)
Non-operating income (expense), net	$(830)	$958

Income Taxes:
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.
In September 2013, the United States Treasury Department and the Internal Revenue Service (“IRS”) issued final regulations effective for our first quarter of fiscal year 2015, which provide guidance on a number of matters with regard to tangible property, including whether expenditures qualify as deductible repairs, the treatment of materials and supplies, capitalization of tangible property, dispositions of property, and related elections.  The regulations did not have a material effect on our Condensed Consolidated Financial Statements.
New Accounting Standards:
In June 2014, the Financial Accounting Standards Board (“FASB”) provided explicit guidance on how to account for share-based payments granted to employees in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The guidance will be applied prospectively for our first quarter fiscal year 2017 financial statements.  We do not expect the adoption to have a material effect on our consolidated financial statements.
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
In July 2013, the FASB issued guidance to eliminate the diversity in practice related to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance became effective prospectively for our first quarter fiscal year 2015 financial statements. The adoption did not have a material effect on our consolidated financial statements.

Note 2. Inventories
Inventory components were as follows:

(Amounts in Thousands)	September 30, 2014	June 30, 2014
Finished products	$42,193	$37,373
Work-in-process	14,655	13,808
Raw materials	107,860	103,083
Total FIFO inventory	164,708	154,264
LIFO reserve	(14,413)	(13,789)
Total inventory	$150,295	$140,475
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three-month periods ended September 30, 2014 and 2013 was immaterial.

Note 3. Segment Information
Management organizes Kimball into segments based upon differences in products and services offered in each segment. The Furniture segment manufactures furnishings for the commercial, hospitality, government, healthcare, education, and finance market verticals, all sold under the Company’s family of brands, National Office Furniture, Kimball Office, and Kimball Hospitality. Its diverse portfolio provides solutions for the workplace, learning, healing, and hospitality environments, through a variety of distribution channels.  The EMS segment provides engineering, manufacturing, and supply chain services which utilize common production and support capabilities to a variety of industries globally. The EMS segment focuses on electronic assemblies that have high durability requirements and are sold on a contract basis and produced to customers' specifications. The EMS segment currently sells primarily to customers in the automotive, medical, industrial, and public safety industries. Each segment's product line offerings consist of similar products and services sold within various industries. Intersegment sales were insignificant.
Unallocated corporate assets include cash and cash equivalents, investments, and other assets not allocated to segments. Unallocated corporate net income (loss) consists of income not allocated to segments for purposes of evaluating segment performance and includes income from corporate investments and other non-operational items. The basis of segmentation and accounting policies of the segments are consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

	Three Months Ended
	September 30
(Amounts in Thousands)	2014		2013
Net Sales:
Furniture	$144,446		$141,803
Electronic Manufacturing Services	203,803		175,636
Consolidated	$348,249		$317,439
Net Income (Loss):
Furniture	$3,709		$2,899
Electronic Manufacturing Services	5,917		7,462
Unallocated Corporate and Eliminations	(1,630)		(1,178)
Consolidated	$7,996	(1)	$9,183	(2)
(1) Net Income (Loss) included after-tax spin-off costs of $1.5 million in the three months ended September 30, 2014.
(2) Net Income (Loss) included after-tax restructuring charges, in thousands, of $242 in the three months ended September 30, 2013. In the three months ended September 30, 2013, the EMS segment recorded, in thousands, $44 of after-tax restructuring charges and Unallocated

Corporate and Eliminations recorded, in thousands, $198 of after-tax restructuring charges. See Note 6 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further discussion. Additionally, the EMS segment recorded in the three months ended September 30, 2013, $3.0 million of after-tax income related to two class action lawsuits in which Kimball was a class member. Also during the three months ended September 30, 2013, we recorded within Unallocated Corporate and Eliminations, in thousands, $720 of after-tax impairment charges for an aircraft that was classified as held for sale during the quarter.

(Amounts in Thousands)	September 30, 2014	June 30, 2014
Total Assets:
Furniture	$201,992	$195,130
Electronic Manufacturing Services	402,156	390,064
Unallocated Corporate and Eliminations	113,716	136,952
Consolidated	$717,864	$722,146

Note 4. Accumulated Other Comprehensive Income (Loss)
During the three months ended September 30, 2014 and 2013, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2014	$4,909	$(3,411)	$(120)	$1,062	$2,440
Other comprehensive income (loss) before reclassifications	(5,586)	1,883	—	210	(3,493)
Reclassification to (earnings) loss	—	(1,079)	43	12	(1,024)
Net current-period other comprehensive income (loss)	(5,586)	804	43	222	(4,517)
Balance at September 30, 2014	$(677)	$(2,607)	$(77)	$1,284	$(2,077)

Balance at June 30, 2013	$855	$(4,359)	$(292)	$319	$(3,477)
Other comprehensive income (loss) before reclassifications	2,928	(390)	—	272	2,810
Reclassification to (earnings) loss	—	299	43	54	396
Net current-period other comprehensive income (loss)	2,928	(91)	43	326	3,206
Balance at September 30, 2013	$3,783	$(4,450)	$(249)	$645	$(271)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30,
(Amounts in Thousands)	2014	2013
Derivative Gain (Loss) (1)	$206	$(171)	Cost of Sales
	1,148	(179)	Non-operating income (expense), net
	(275)	51	Benefit (Provision) for Income Taxes
	$1,079	$(299)	Net of Tax
Postemployment Benefits:
Amortization of Prior Service Costs (2)	$(45)	$(49)	Cost of Sales
	(26)	(22)	Selling and Administrative Expenses
	28	28	Benefit (Provision) for Income Taxes
	$(43)	$(43)	Net of Tax

Amortization of Actuarial Gain (Loss) (2)	$(17)	$(62)	Cost of Sales
	(3)	(28)	Selling and Administrative Expenses
	8	36	Benefit (Provision) for Income Taxes
	$(12)	$(54)	Net of Tax

Total Reclassifications for the Period	$1,024	$(396)	Net of Tax
Amounts in parentheses indicate reductions to income.
(1) See Note 8 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 10 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.

Note 5. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance institutions and can only be drawn upon in the event of Kimball's failure to pay its obligations to a beneficiary. As of September 30, 2014, we had a maximum financial exposure from unused standby letters of credit totaling $1.1 million. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of September 30, 2014 with respect to the standby letters of credit. Kimball also enters into commercial letters of credit to facilitate payments to vendors and from customers.
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.

Changes in the product warranty accrual for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2014	2013
Product Warranty Liability at the beginning of the period	$3,221	$2,384
Additions to warranty accrual (including changes in estimates)	91	900
Settlements made (in cash or in kind)	(568)	(434)
Product Warranty Liability at the end of the period	$2,744	$2,850

Note 6. Restructuring Expense
We had no restructuring charges during the first quarter of fiscal year 2015. During the first quarter of fiscal year 2014, we recognized $0.4 million of pre-tax restructuring charges primarily related to the sale of a facility and land located in Gaylord, Michigan, which resulted in a $0.3 million pre-tax loss. The remaining charges were related to miscellaneous exit costs from the EMS Fremont and EMS European Consolidation plans. The lease of the EMS Fremont facility expired in August 2013. All restructuring activities related to previously announced restructuring plans are complete.
Restructuring charges are included in the Restructuring Expense line item of our Condensed Consolidated Statements of Income.
There was no accrued restructuring at September 30, 2014 or June 30, 2014.
For more information on these restructuring plans, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the three months ended September 30, 2014. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents	1	Market - Quoted market prices
Derivative Assets: Foreign exchange contracts	2	Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates, considering counterparty credit risk.
Trading securities: Mutual funds in nonqualified SERP	1	Market - Quoted market prices
Derivative Liabilities: Foreign exchange contracts	2	Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates adjusted for Kimball's non-performance risk.

Recurring Fair Value Measurements:
As of September 30, 2014 and June 30, 2014, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	September 30, 2014
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$73,053	$—	$73,053
Derivatives: Foreign exchange contracts	—	3,336	3,336
Trading Securities: Mutual funds in nonqualified SERP	23,204	—	23,204
Total assets at fair value	$96,257	$3,336	$99,593
Liabilities
Derivatives: Foreign exchange contracts	$—	$397	$397
Total liabilities at fair value	$—	$397	$397

	June 30, 2014
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$103,845	$—	$103,845
Derivatives: Foreign exchange contracts	—	800	800
Trading Securities: Mutual funds in nonqualified SERP	23,106	—	23,106
Total assets at fair value	$126,951	$800	$127,751
Liabilities
Derivatives: Foreign exchange contracts	$—	$699	$699
Total liabilities at fair value	$—	$699	$699
We had no purchases or sales of Level 3 assets during the three months ended September 30, 2014.
The nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, a bond fund, and a money market fund. The SERP investment assets are offset by a SERP liability which represents Kimball's obligation to distribute SERP funds to participants. See Note 9 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the SERP.

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

Non-recurring fair value adjustment	Level	Valuation Technique/Inputs Used
Impairment of long-lived assets (property and equipment)	3	Market - Estimated potential net selling price.
During the three months ended September 30, 2014, we had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date. During the three months ended September 30, 2013, we classified an aircraft as held for sale and accordingly recognized pre-tax impairment of $1.2 million due to a significant downward shift in the market for private aviation aircraft.
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
We use forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts are also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. As of September 30, 2014, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $28.4 million and to hedge currencies against the Euro in the aggregate notional amount of 45.2 million Euro. The notional amounts are indicators of the volume of derivative activities but are not indicators of the potential gain or loss on the derivatives.
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
Based on fair values as of September 30, 2014, we estimate that $0.7 million of pre-tax derivative gain deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the next 12 months. Gains on foreign exchange contracts are generally offset by losses in operating income in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 12 months as of both September 30, 2014 and June 30, 2014.
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

Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	September 30, 2014	June 30, 2014	Balance Sheet Location	September 30, 2014	June 30, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$1,580	$599	Accrued expenses	$397	$241

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	1,756	201	Accrued expenses	—	458
Total derivatives		$3,336	$800		$397	$699

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended
	September 30
(Amounts in Thousands)	2014	2013
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$2,231	$(505)

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended
(Amounts in Thousands)		September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2014	2013
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Cost of Sales	$206	$(171)
Foreign exchange contracts	Non-operating income (expense)	1,148	(179)
Total		$1,354	$(350)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Non-operating income (expense)	$924	$(544)
Stock warrants	Non-operating income (expense)	—	4
Total		$924	$(540)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$2,278	$(890)

Note 9. Investments
Kimball maintains a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball recognizes SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding gains for the three months ended September 30, 2014 and 2013 was, in thousands, $(344) and $925, respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	September 30, 2014	June 30, 2014
SERP investments - current asset	$8,627	$8,812
SERP investments - other long-term asset	14,577	14,294
Total SERP investments	$23,204	$23,106

SERP obligation - current liability	$8,627	$8,812
SERP obligation - other long-term liability	14,577	14,294
Total SERP obligation	$23,204	$23,106

Note 10. Postemployment Benefits
Kimball's domestic employees participate in severance plans. These plans cover domestic employees and provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2014	2013
Service cost	$231	$237
Interest cost	30	34
Amortization of prior service costs	71	71
Amortization of actuarial loss	20	90
Net periodic benefit cost	$352	$432
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 11. Stock Compensation Plan
During fiscal year 2015, the following stock compensation was awarded to directors. All awards were granted under the Amended and Restated 2003 Stock Option and Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Unrestricted Shares (1)	Quarter Awarded	Shares	Grant Date Fair Value (2)
Unrestricted Shares (Director Compensation) – Class B	1st Quarter	17,335	$16.01
(1) Unrestricted shares were awarded to non-employee members of the Board of Directors as compensation for director's fees as a result of directors' elections to receive unrestricted shares in lieu of cash payment. Director's fees are expensed over the period that directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
(2) The grant date fair value of the unrestricted shares was based on the stock price at the date of the award.

Note 12. Variable Interest Entities
Kimball's involvement with a variable interest entity (“VIE”) is limited to a situation in which we are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the VIE's economic performance. Thus, consolidation is not required.
Our involvement with the VIE is limited to a note receivable related to the sale of an Indiana facility. The carrying value of the note receivable, net of a $0.5 million allowance, was $0.9 million as of both September 30, 2014 and June 30, 2014. For both periods, the short-term portion of the carrying value was included on the Receivables line and the long-term portion of the carrying value was included on the Other Assets line of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIE, and thus our exposure and risk of loss related to the VIE is limited to the carrying value of the notes receivable. Kimball did not provide additional financial support to the VIE during the quarter ended September 30, 2014.

Note 13. Credit Quality and Allowance for Credit Losses of Notes Receivable
Kimball monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. We hold collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of September 30, 2014 and June 30, 2014, Kimball had no material past due outstanding notes receivable.

	As of September 30, 2014			As of June 30, 2014
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,381	$489	$892	$1,392	$489	$903
Other Notes Receivable	216	147	69	223	149	74
Total	$1,597	$636	$961	$1,615	$638	$977

Note 14. Subsequent Events
Stock Unification:
On October 30, 2014, holders of a sufficient number of shares of Class A common stock converted such shares into Class B common stock such that the number of outstanding shares of Class A common stock is, after such conversions, less than 15% of the total number of issued and outstanding shares of both Class A common stock and Class B common stock.
Pursuant to the Company’s Amended and Restated Articles of Incorporation if at any time the number of shares of Class A common stock issued and outstanding is less than 15% of the total number of issued and outstanding shares of both Class A common stock and Class B common stock, then all of the rights, preferences, limitations and restrictions relating to Class B common stock shall become the same as the rights, preferences, limitations and restrictions of Class A common stock, without any further action of or by its Share Owners, and all distinctions between Class A common stock and Class B common stock shall be eliminated so that all shares of Class B common stock are equal to shares of Class A common stock with respect to all matters, including without limitation, dividend payments and voting rights. The elimination of such distinctions, which occurred on October 30, 2014, is referred to as the “stock unification.” As a result of the stock unification, Class A common stock and Class B common stock now vote as a single class (except as otherwise required by applicable law) on all matters submitted to a vote of the Company’s Share Owners.
Spin-Off Transaction:
On October 31, 2014 (“Distribution Date”), we completed the previously announced spin-off of our EMS segment by distributing the related shares of Kimball Electronics, Inc. (“Kimball Electronics”), on a pro rata basis, to the Company's Share Owners of record as of October 22, 2014 (the Record Date). On the Distribution Date, each of the Company's Share Owners received three shares of Kimball Electronics for every four shares of the Company held by such Share Owner on the Record Date. After the Distribution Date, the Company does not beneficially own any Kimball Electronics shares and Kimball Electronics is an independent publicly traded company. Kimball International, Inc. trades on the NASDAQ under the ticker symbol “KBAL” and Kimball Electronics, Inc. trades on the NASDAQ under the ticker symbol “KE”.
In connection with the spin-off of Kimball Electronics, the Company and Kimball Electronics entered into several agreements covering administrative and tax matters to provide or obtain services on a transitional basis, as needed, for varying periods after the spin-off. The administrative agreements cover various services such as information technology, human resources, taxation, and finance. The Company expects all services to be substantially complete within one year after the spin-off.
The Company distributed $47 million of cash to Kimball Electronics to establish Kimball Electronics as an independent company with $63 million of cash, including the cash held by its foreign facilities. The cash distribution occurred in several installments immediately preceding the October 31, 2014 spin-off date or shortly thereafter.
The disclosures within these Condensed Consolidated Financial Statements do not take into account the spin-off of the EMS segment.

Credit Agreement:
In connection with the spin-off, on October 31, 2014 both Kimball International, Inc. and Kimball Electronics, Inc. entered into new credit facilities. The new Kimball International, Inc. credit agreement, which replaced its existing primary credit facility, has a maturity date of October 31, 2019 and allows for up to $30 million in borrowings, with an option to increase the amount available for borrowing to $55 million at the Company's request, subject to participating banks' consent. The complete credit agreement was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on November 3, 2014.
The revolving loans under the Credit Agreement may consist of, at the Company's election, advances in U.S. dollars or advances in any other currency that is agreed to by the lenders. The proceeds of the revolving loans are to be used for general corporate purposes of the Company including acquisitions. A portion of the credit facility, not to exceed $10 million of the principal amount, will be available for the issuance of letters of credit. A commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company's ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
The interest rate is dependent on the type of borrowings and will be one of the following two options:

•
The adjusted London Interbank Offered Rate (“Adjusted LIBO Rate” as defined in the Credit Agreement) in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period, plus the Eurocurrency Loans margin which can range from 125.0 to 175.0 basis points based on the Company's ratio of consolidated total indebtedness to adjusted consolidated EBITDA; or

•	The Alternate Base Rate, which is defined as the highest of the fluctuating rate per annum equal to the higher of

a.	JPMorgan's prime rate;

b.	1% per annum above the Adjusted LIBO rate; or

c.	1/2% per annum above the Federal funds rate;
plus the ABR Loans spread which can range from 25.0 to 75.0 basis points based on the Company's ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
The Company's financial covenants under the Credit Agreement require:

•
An adjusted leverage ratio of (a) consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15,000,000 to (b) consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0, and

•
A fixed charge coverage ratio of (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, to (b) the sum of (i) scheduled principal payments on Indebtedness due and/or paid, plus (ii) interest expense, calculated for the Borrower and its subsidiaries on a consolidated basis in accordance with GAAP, determined as of the end of each of its fiscal quarters for the trailing four fiscal quarters then ending, to not be less than 1.10 to 1.00.

Approval of Capacity Utilization Restructuring Plan:
On November 5, 2014, the Company approved a capacity utilization restructuring plan which includes the consolidation of its metal fabrication production from its operation located in Post Falls, Idaho, into existing production facilities in Indiana. Improvement of customer delivery, supply chain dynamics, and transportation costs were key factors in this decision. The transfer of work will involve the start-up of metal fabrication capabilities in a company-owned facility, along with the transfer of certain assembly operations into two additional company-owned facilities, all located in southern Indiana. The manufacturing capacity realignment will be carefully managed over a period of seven to eight quarters to ensure no customer disruptions. The consolidation activities will begin immediately and the Company is actively marketing for sale the Post Falls, Idaho facility.
The Company currently estimates that the pre-tax restructuring charges related to the consolidation activities will be approximately $8.9 million with approximately $3.0 million to be recorded in the second quarter of fiscal year 2015, and the remainder is expected to be incurred over the remaining anticipated transition period. The restructuring charges are expected to consist of approximately $5.7 million of transition, training, and other employee costs, $3.0 million of plant closure and other exit costs, and $0.2 million of non-cash asset impairment. Approximately 97% of the total cost estimate is expected to be cash expense. Incremental capital for equipment purchases to transfer this operation to Indiana is approximately $5 million, exclusive of the capital reduction that is estimated to occur upon the sale of the Post Falls facility. No significant operating income changes are anticipated as a result of this restructuring until the later quarters of the transfer of work. When fully implemented in seven to eight quarters, the Company anticipates pre-tax savings of approximately $5 million per year thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Subsequent Event — Spin-Off of our EMS segment
On October 31, 2014, we completed the spin-off of our Electronic Manufacturing Services (“EMS”) segment.  The separation resulted in two independent publicly-traded companies:  Kimball International, Inc., an industry leader in the sale and manufacture of quality office and hospitality furniture which now is trading on the NASDAQ under the ticker symbol “KBAL”; and Kimball Electronics, Inc., a leading global provider of electronic manufacturing services to the automotive, medical, industrial, and public safety markets which is trading on the NASDAQ under the ticker symbol “KE”.

Business Overview
As of September 30, 2014, Kimball International, Inc. (the “Company,” “Kimball,” “we,” “us,” or “our”) consisted of two business segments: the EMS segment and the Furniture segment. The EMS segment was included in the discussion that follows because it was part of the Company for our entire first quarter of fiscal year 2015, but will be classified as a discontinued operation in our reporting for our second quarter ending December 31, 2014. The EMS segment provides engineering, manufacturing, and supply chain services, and specializes in producing durable electronics for the automotive, medical, industrial, and public safety markets globally. The Furniture segment manufactures furnishings for the commercial, hospitality, government, healthcare, education, and finance market verticals, all sold under the Company’s family of brands, National Office Furniture, Kimball Office, and Kimball Hospitality. Its diverse portfolio provides solutions for the workplace, learning, healing, and hospitality environments, through a variety of distribution channels.
Key economic indicators currently point toward continued strengthening in the overall economy. However, uncertainties still exist and may pose a threat to our future growth as they have the tendency to cause disruption in business strategy, execution, and timing in many of the markets in which we compete.
EMS industry projections for calendar year 2014 (by New Venture Research in the July 2014 MMI publication) are growth of 7% for both calendar year 2014 over 2013 and for calendar year 2015 over 2014. Additionally, in June 2014 the Semiconductor Industry Association (“SIA”) endorsed a forecast for year-over-year semiconductor sales growth of 7% for calendar year 2014 and 3% for calendar year 2015, and although the Company does not directly serve this market, it may be indicative of the end market demand for products utilizing electronic components. Within the EMS segment, our focus is on the four key vertical markets of automotive, medical, industrial, and public safety. Our overall expectation for the EMS market is that of moderate growth, but with mixed demand. The automotive end market is benefiting from relative strength in the U.S. and Chinese markets, while demand in Europe is showing signs of improvement.  The industrial market is improving with demand for climate control products increasing. We are seeing demand in the public safety market starting to stabilize. Demand in the medical market remains stable. We continue to monitor the current economic environment and its potential impact on our customers.
In relation to the office furniture industry, the Business and Institutional Furniture Manufacturer Association (“BIFMA”) forecast (by IHS as of September 2014) projects a year-over-year increase of 5% for calendar year 2014 and an increase of 10% for calendar year 2015. The forecast for two of the leading indicators for the hospitality furniture market (August 2014 PwC and June and September 2014 PKF Hospitality Research reports) include an increase in occupancy rates of 2% to 3% and an increase in RevPAR (Revenue Per Available Room) of 6% to 8% for calendar year 2014 over calendar year 2013. For calendar year 2015 occupancy is forecast to increase 1%, and RevPAR is forecast to increase 7%.
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
We continue to maintain a strong balance sheet, which included minimal long-term debt of less than $0.3 million and Share Owners' equity of $444.0 million as of September 30, 2014. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, was $197.5 million at September 30, 2014.

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

Certain preceding statements could be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties including, but not limited to, the successful completion of the spin-off, adverse changes in the global economic conditions, loss of key customers or suppliers, or similar unforeseen events. Additional information on risks is contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.
Financial Overview — Consolidated
First quarter fiscal year 2015 consolidated net sales were $348.2 million compared to first quarter fiscal year 2014 net sales of $317.4 million, a 10% increase, driven by a net sales increase in the EMS segment of 16% and a net sales increase in the Furniture segment of 2%. In the first quarter of fiscal year 2015 we recorded net income of $8.0 million, or $0.21 per Class B diluted share, inclusive of $1.5 million, or $0.04 per Class B diluted share, of incremental after-tax external costs related to the spin-off of our EMS segment, compared to net income of $9.2 million, or $0.24 per Class B diluted share in the first quarter of fiscal year 2014, inclusive of $3.0 million, or $0.08 per Class B diluted share of after-tax distributions resulting from the settlement of two antitrust class action lawsuits of which the Company was a class member and $0.2 million, or $0.01 per Class B share of after-tax restructuring expense.
Consolidated gross profit as a percent of net sales improved to 20.8% for the first quarter of fiscal year 2015 compared to 19.3% for the first quarter of fiscal year 2014 on improved margins in both the Furniture and EMS segments, but those improvements were partially offset by a shift in sales mix (as depicted in the table below) toward the EMS segment which operates at a lower gross profit percentage than the Furniture segment which negatively impacted the consolidated gross margin. Gross profit is discussed in more detail in the following segment discussions.

	Three Months Ended
	September 30
	2014	2013
Furniture segment net sales as % of total	41%	45%
EMS segment net sales as % of total	59%	55%
First quarter fiscal year 2015 consolidated selling and administrative expenses as a percent of net sales decreased 0.2 of a percentage point compared to the first quarter of fiscal year 2014, and increased 9% in absolute dollars primarily due to increased profit-based incentive compensation costs, higher salary and employee benefits expense, and increased sales and marketing expenses. During the first quarter of fiscal year 2015 selling and administrative expenses were also impacted by $1.6 million of incremental external expenses incurred related to the spin-off of our EMS segment, a majority of which were for professional services such as investment banking, legal, and audit services. Partially offsetting the aforementioned increased expenses, we had a favorable quarter over quarter variance driven by a $1.2 million impairment charge related to the decision to downsize the plane fleet from three jets to two and the resulting classification as held-for-sale in the first quarter of fiscal year 2014. We also had a favorable variance within selling and administrative expenses of $1.4 million related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (“SERP”) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on net income.
We recorded no Other General Income during the first quarter of fiscal year 2015. Other General Income in the first quarter of fiscal year 2014 included $5.0 million of pre-tax income resulting from settlements received related to two antitrust class action lawsuits in which Kimball was a class member. The lawsuits alleged that certain EMS segment suppliers conspired over a number of years to raise and fix the prices of electronic components, resulting in overcharges to purchasers of those components several years ago.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2014	2013
Interest Income	$45	$68
Interest Expense	(10)	(7)
Foreign Currency/Derivative Gain (Loss)	(352)	$118
Gain (Loss) on Supplemental Employee Retirement Plan Investments	(279)	1,051
Other	(199)	(211)
Other Income (Expense), net	$(795)	$1,019

Our income before income taxes and effective tax rate was comprised of the following U.S. and foreign components:

	For the Three Months Ended
	September 30, 2014		September 30, 2013
(Amounts in Thousands)	Income Before Taxes	Effective Tax Rate	Income Before Taxes	Effective Tax Rate
United States	$5,410	57.2%	$8,038	39.6%
Foreign	7,469	24.0%	4,708	8.1%
Total	$12,879	37.9%	$12,746	28.0%
The effective tax rate for the first quarter of fiscal year 2015 of 37.9% was unfavorably impacted by the spin-off expenses which are nondeductible in the U.S. and favorably impacted by earnings in foreign jurisdictions which have lower statutory tax rates than the U.S.
The effective tax rate for the first quarter of fiscal year 2014 of 28.0% was favorably impacted by earnings in foreign jurisdictions which have lower statutory tax rates than the U.S. and a $0.5 million favorable adjustment to a foreign jurisdiction deferred tax asset valuation allowance in the EMS segment.
Comparing the balance sheet as of September 30, 2014 to June 30, 2014, the increase in inventory is attributable to supporting increased sale levels. The accounts payable balance increases were primarily driven by the increased inventory purchases to support increased sales volumes and an increase in deposits received on custom Furniture orders which are classified in accounts payable. The accrued expenses balance decline was due to the payment of accrued incentive compensation during the first quarter of fiscal year 2015.

Furniture Segment
Furniture segment results follow:

	At or for the Three Months Ended
	September 30
(Amounts in Millions)	2014	2013	% Change
Net Sales	$144.4	$141.8	2%
Operating Income	$6.4	$4.8	33%
Operating Income %	4.4%	3.4%
Net Income	$3.7	$2.9	28%
Open Orders	$112.4	$111.1	1%

Net Sales by End Market Vertical
	Three Months Ended
	September 30
(Amounts in Millions)	2014	2013	% Change
Education	$12.8	$15.2	(16)%
Finance	15.4	14.2	8%
Government	27.2	25.4	7%
Healthcare	14.6	16.4	(11)%
Hospitality	25.2	28.6	(12)%
Other Commercial	49.2	42.0	17%
Total Furniture Net Sales	$144.4	$141.8	2%
The net sales improvement in the Furniture segment for the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014 was driven by the positive impact of price increases. Vertical market sales levels can fluctuate depending on the mix of projects in a given quarter. Open orders for furniture products at September 30, 2014 increased 1% when compared to the open order level as of September 30, 2013. Open orders at a point in time may not be indicative of future sales trends.
Furniture segment gross profit as a percent of net sales increased 2.8 percentage points in the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014. The improvement was driven by the sales price increases, operational improvements and favorable product mix.
Compared to the first quarter of fiscal year 2014, first quarter fiscal year 2015 Furniture segment selling and administrative expenses as a percent of net sales increased 1.8 percentage points and increased 9% in absolute dollars. The higher costs were primarily driven by higher salary and employee benefit costs along with increased profit-based incentive compensation costs and increased sales and marketing activities.
Risk factors within this segment include, but are not limited to, general economic and market conditions, increased global competition, financial stability of customers and suppliers, supply chain cost pressures, and relationships with strategic customers and product distributors. Additional risk factors that could have an effect on our performance are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Electronic Manufacturing Services Segment
EMS segment results follow:

	At or for the Three Months Ended
	September 30
(Amounts in Millions)	2014	2013	% Change
Net Sales	$203.8	$175.6	16%
Operating Income	$8.7	$10.0	(13%)
Operating Income %	4.3%	5.7%
Net Income	$5.9	$7.5	(21%)
Open Orders	$181.5	$164.8	10%

Net Sales by Vertical Market
	Three Months Ended
	September 30
(Amounts in Millions)	2014	2013	% Change
Automotive	$71.2	$63.3	13%
Medical	61.6	49.0	26%
Industrial	53.6	47.8	12%
Public Safety	14.2	12.6	12%
Other	3.2	2.9	11%
Total EMS Net Sales	$203.8	$175.6	16%
First quarter fiscal year 2015 EMS segment net sales increased 16% compared to the first quarter of fiscal year 2014. The first quarter increase in net sales was driven by double-digit sales growth to customers in the medical, automotive, industrial, and public safety markets. Despite the decline in sales to Johnson Controls, Inc. (“JCI”) as discussed in further detail below, sales to customers in the automotive market improved primarily due to the strength of the Chinese market. Sales to customers in the medical market improved primarily on increased demand for existing products and new product awards. Sales to customers in the industrial market increased primarily due to improved sales to existing customers. Sales to customers in the public safety market increased primarily due to increase in demand from existing customers and new product awards. Open orders for our EMS products were up 10% as of September 30, 2014 compared to September 30, 2013 as the expected decline in open orders to JCI was more than offset by increased open orders to other customers. Open orders at a point in time may not be indicative of future sales trends due to the contract nature of the EMS segment's business.
First quarter fiscal year 2015 EMS segment gross profit as a percent of net sales improved 1.5 percentage points when compared to the first quarter of fiscal year 2014. The improvement in gross profit as a percent of net sales for the first quarter of fiscal year 2015 was primarily driven by leverage gained on the higher revenue and the favorable variance resulting from the prior year first quarter $0.6 million inventory write-down relating to products specific to a former customer.
EMS segment selling and administrative expenses in the first quarter ended September 30, 2014 compared to the same period ended September 30, 2013 increased 0.2 of a percentage point as a percent of net sales and increased 19% in absolute dollars primarily due to increased profit-based incentive compensation costs and higher salary and employee benefit expense.
We recorded no Other General Income during the first quarter of fiscal year 2015. EMS segment Other General Income in the first quarter of fiscal year 2014 included $5.0 million of pre-tax income, or $3.0 million after-tax, resulting from settlements received related to two antitrust class action lawsuits in which Kimball was a class member.

Included in this segment are a significant amount of sales to JCI which accounted for the following portions of consolidated net sales and EMS segment net sales:

	Three Months Ended
	September 30
	2014	2013
Johnson Controls, Inc. sales as a percent of consolidated net sales	4%	10%
Johnson Controls, Inc. sales as a percent of EMS segment net sales	7%	18%
The nature of the electronic manufacturing services industry is such that the start-up of new customers and new programs to replace expiring programs occurs frequently. New customers and program start-ups generally cause losses early in the life of a program, which are generally recovered as the program becomes established and matures. Volumes for one of our largest contracts with JCI, which accounted for approximately $4.6 million in the first quarter of fiscal year 2015, are expected to continue to decline in fiscal year 2015 as certain JCI programs reach end-of-life. In addition, during the second quarter of our fiscal year 2014, due to available capacity JCI decided to in-source other programs that are manufactured by our EMS segment which accounted for approximately $7.1 million in sales in the first quarter of fiscal year 2015. The transition to JCI's in-sourcing will occur in stages and began in our fourth quarter of fiscal year 2014 with the transition expected to be substantially complete by January 2015. Gross profit as a percent of net sales on the JCI product approximates the overall segment gross margin. Agreement has been reached with JCI for the end-of-life production, and revenue will be impacted, but much of that volume already has been and is expected to continue to be replaced with new business.
Risk factors within the EMS segment include, but are not limited to, general economic and market conditions, customer order delays, increased globalization, foreign currency exchange rate fluctuations, rapid technological changes, component availability, supplier and customer financial stability, the contract nature of this industry, the concentration of sales to large customers, and the potential for customers to choose a dual sourcing strategy or to in-source a greater portion of their electronics manufacturing. The continuing success of this segment is dependent upon our ability to replace expiring customers/programs with new customers/programs. Additional risk factors that could have an effect on our performance are contained in Kimball's Annual Report on Form 10-K for the fiscal year ended June 30, 2014.
Liquidity and Capital Resources
Our cash and cash equivalents position declined to $113.2 million at September 30, 2014 from $136.6 million at June 30, 2014, with $20.7 million held by our foreign operations as of September 30, 2014. Except for the nontaxable repayment of intercompany loans, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds to our U.S. operations. However, if these funds were repatriated, the amount remitted would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.
Working capital at September 30, 2014 was $247.5 million compared to working capital of $246.2 million at June 30, 2014. The current ratio was 2.0 at both September 30, 2014 and June 30, 2014.
Kimball's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $197.5 million at September 30, 2014 compared to $221.5 million at June 30, 2014. We had no short-term borrowings outstanding as of September 30, 2014 or June 30, 2014.

Cash Flows
The following table reflects the major categories of cash flows for the first quarter of fiscal years 2015 and 2014.

	Three Months Ended
	September 30
(Amounts in millions)	2014	2013
Net cash (used for) provided by operating activities	$(6,720)	$16,025
Net cash used for investing activities	(11,029)	(6,425)
Net cash used for financing activities	(4,513)	(3,784)
Cash Flows from Operating Activities
For the first quarter of fiscal year 2015, net cash used for operating activities was $6.7 million and net cash provided by operating activities was $16.0 million in the first quarter of fiscal year 2014. Changes in working capital balances used $23.3 million of cash in the first quarter of fiscal year 2015 and used $1.8 million in the first quarter of fiscal year 2014.
The $23.3 million usage of cash from changes in working capital balances in the first quarter of fiscal year 2015 was primarily driven by fluctuations in our accrued expenses, inventory, accounts receivable and accounts payable balances. Accrued expenses declined $12.2 million primarily due to the payment of accrued profit-based incentive compensation during the first quarter. Our inventory balance increased $11.0 million in support of higher sales levels. The $1.8 million usage of cash from changes in working capital balances in the first quarter of fiscal year 2014 was primarily due to an increase in inventory.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the both the first quarter ended September 30, 2014 and the first quarter ended September 30, 2013 was 46.1 days. We define DSO as the average of monthly accounts and notes receivable divided by an average day's net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the first quarter ended September 30, 2014 increased to 54.9 days from 52.7 days from the first quarter ended September 30, 2013. The PDSOH increase was driven by increased inventory levels in both segments to support the growth of our Furniture and EMS businesses. We define PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.
Cash Flows from Investing Activities
During the first quarters ended September 30, 2014 and September 30, 2013, we reinvested $11.2 million and $6.7 million, respectively, into capital investments for the future with the largest investments being made for manufacturing equipment in the EMS segment.
Cash Flows from Financing Activities
Kimball paid $1.9 million of dividends in the both three-month periods ended September 30, 2014 and September 30, 2013. Consistent with our historical dividend policy, the Company's Board of Directors evaluates the appropriate dividend payment on a quarterly basis.
Credit Facilities
At September 30, 2014 we had a $75 million credit facility (the “primary facility”) with a maturity date of December 2017 that allows for both issuances of letters of credit and cash borrowings. The primary facility provides an option to increase the amount available for borrowing to $115 million at our request, subject to the consent of the participating banks. At both September 30, 2014 and June 30, 2014, we had no short-term borrowings outstanding under the primary facility. At September 30, 2014, we had $1.1 million in letters of credit outstanding, which reduced our borrowing capacity on the primary facility.
The primary facility requires us to comply with certain debt covenants, the most significant of which are the ratio of consolidated indebtedness to consolidated EBITDA (debt to EBITDA) and minimum net worth (excluding accumulated other comprehensive income). We were in compliance with the debt covenants of the credit facility during the first quarter ended September 30, 2014.

The table below compares the actual net worth and debt to EBITDA ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	September 30, 2014	Credit Agreement	Excess
Minimum Net Worth	$446,053,000	$362,000,000	$84,053,000
Debt to EBITDA Ratio	0.02	3.00	2.98
The debt to EBITDA ratio is calculated on a rolling four-quarter basis as defined in the credit agreement.
In addition to the $75 million primary facility, Kimball could opt to utilize foreign credit facilities which are available to satisfy short-term cash needs at a specific foreign location rather than funding from intercompany sources. At September 30, 2014 we had a Thailand overdraft credit facility which allows for borrowings up to 90.0 million Thai Baht (approximately $2.8 million at September 30, 2014 exchange rates). We also have a credit facility for our EMS segment operation in Poland, which allows for multi-currency borrowings up to 6 million Euro equivalent (approximately $7.6 million U.S. dollars at September 30, 2014 exchange rates). These foreign credit facilities could be canceled at any time by either the bank or by us. We had no borrowings outstanding under these foreign credit facilities as of September 30, 2014 or June 30, 2014.
Total availability to borrow in USD equivalent under all of our credit facilities totaled $84.3 million at September 30, 2014.
Future Liquidity
Subsequent to September 30, 2014, in conjunction with the spin-off of our EMS segment which was completed on October 31, 2014, the Company distributed $47 million of cash to Kimball Electronics, Inc. to establish Kimball Electronics, Inc. as an independent company with $63 million of cash, including the cash held by its foreign facilities. The cash distribution occurred in several installments immediately preceding the October 31, 2014 spin-off date or shortly thereafter. Also subsequent to September 30, 2014, both Kimball International, Inc. and Kimball Electronics, Inc. entered into new credit facilities. The new Kimball International, Inc. credit agreement, which replaced the existing primary credit facility mentioned above, has a maturity date of October 31, 2019 and allows for up to $30 million in borrowings, with an option to increase the amount available for borrowing to $55 million at the Company's request, subject to participating banks' consent. The complete credit agreement was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on November 3, 2014.
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to meet our working capital and other operating needs for at least the next 12 months. During the remainder of fiscal year 2015, we anticipate cash outflow of approximately $11 million for deferred incentive compensation related to our fiscal year 2014 performance. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our services, loss of key contract customers, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.
Fair Value
During the first quarter of fiscal year 2015, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Our foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
See Note 7 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball's summary of contractual obligations under the caption, “Contractual Obligations” in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.
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
Critical Accounting Policies
Kimball's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of our condensed consolidated financial statements and are the policies that are most critical in the portrayal of our financial position and results of operations. Management has discussed these critical accounting policies and estimates with the Audit Committee of the Company's Board of Directors and with the Company's independent registered public accounting firm.
Revenue recognition — We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the title and the risk of loss passes to the customer according to the terms of the contract. Title and risk of loss are transferred upon shipment to or receipt at our customers’ locations, or in limited circumstances, as determined by other specific sales terms of the transaction. Shipping and handling fees billed to customers are recorded as sales while the related shipping and handling costs are included in cost of goods sold. We recognize sales net of applicable sales tax.

•
Sales returns and allowances — Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sales, resulting in a reduction of revenue. These estimates may change over time causing the provisions to be adjusted accordingly. At September 30, 2014 and June 30, 2014, the reserve for returns and allowances was $1.2 million and $1.3 million, respectively. The returns and allowances reserve approximated 1% to 2% of gross trade receivables during the two-year period preceding September 30, 2014.

•
Allowance for doubtful accounts — Our estimate for the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as aging, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to determine the final allowance for credit losses on the trade accounts receivable and notes receivable. The allowance for doubtful accounts at both September 30, 2014 and June 30, 2014 was $1.8 million. During the two-year period preceding September 30, 2014, this reserve approximated 1% of gross trade accounts receivable.

Excess and obsolete inventory — Inventories were valued using the lower of last-in, first-out (“LIFO”) cost or market value for approximately 19% and 16% of consolidated inventories at September 30, 2014 and June 30, 2014, respectively, including approximately 90% and 89% of the Furniture segment inventories at September 30, 2014 and June 30, 2014, respectively. The remaining inventories were valued at lower of first-in, first-out (“FIFO”) cost or market value. Inventories recorded on our balance sheets are adjusted for excess and obsolete inventory. In general, we purchase materials and finished goods for our contract-based business from customer orders and projections, primarily in the case of long lead time items, and we have a general philosophy to only purchase materials to the extent covered by a written commitment from our customers. However, there are times when inventory is purchased beyond customer commitments due to minimum lot sizes and inventory lead time requirements, or where component allocation or other procurement issues may exist. We may also purchase additional inventory to support transfers of production between manufacturing facilities. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating inventory obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines. When we estimate that the current market value is below cost or determine that future demand is lower than current inventory levels, based on our evaluation of the above factors or other relevant current and projected factors associated with current economic conditions, a reduction in inventory cost to estimated net realizable value will be recorded as expense in Cost of Sales.
Self-insurance reserves — We are self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At September 30, 2014 and June 30, 2014, our accrued liabilities for self-insurance exposure were $4.1 million and $4.2 million, respectively.
Taxes — Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future taxable income and available tax planning strategies that could be implemented to realize our deferred tax assets. If recovery is not likely, we provide a valuation allowance based on our best estimate of future taxable income in the various taxing jurisdictions and the amount of deferred taxes ultimately realizable. Future events could change management's assessment.
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.9 million and $3.8 million at September 30, 2014 and June 30, 2014, respectively.
New Accounting Standards
See Note 1 - Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, the ability to fully realize the expected benefits of the spin-off of our EMS segment, adverse changes in the global economic conditions, significant volume reductions from key contract customers, significant reduction in customer order patterns, loss of key customers or suppliers within specific industries, financial stability of key customers and suppliers, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risks from the information disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in Kimball's internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
A comprehensive disclosure of risk factors related to Kimball can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Below are two additional risk factors related to the spin-off of our Electronics Manufacturing Services (“EMS”) segment.
We may not realize the potential benefits that we expect to achieve subsequent to the spin-off of our EMS segment into a new independent publicly traded company. The spin-off was completed on October 31, 2014, but spin-off related matters will likely continue to require significant time and attention of our management, and we may not be able to realize the anticipated benefits. We may not realize the anticipated benefits from the spin-off as quickly as expected, and the spin-off may result in additional operating expenses for both companies in the aggregate. Any such difficulties or distractions could adversely affect our financial position, results of operations, or cash flows.
If the distribution or certain internal transactions undertaken in anticipation of the spin-off do not qualify as tax-free transactions, the Company, its Share Owners as of the distribution date, and Kimball Electronics could be subject to substantial tax liabilities.
On October 10, 2014 the Company received a favorable written tax ruling from the Internal Revenue Service that the Company’s stock unification in connection with the spin-off will not cause the Company to recognize income or gain as a result of the unification. In addition, the Company has also received an opinion of Squire Patton Boggs (US) LLP to the effect that the distribution satisfies the requirements to qualify as a tax-free transaction (except for cash received in lieu of fractional shares) for U.S. federal income tax purposes to the Company, the Company’s Share Owners and Kimball Electronics under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”).
The tax ruling and the tax opinion rely on the accuracy of certain factual representations and assumptions provided by the Company and Kimball Electronics in connection with obtaining the tax ruling and tax opinion, including with respect to post-spin-off operations and conduct of the parties. If these factual representations and assumptions are inaccurate or incomplete in any material respect, we will not be able to rely on the tax ruling and/or the tax opinion.
Furthermore, the tax opinion will not be binding on the Internal Revenue Service or the courts. Accordingly, the IRS or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in the tax opinion. If, notwithstanding our receipt of the tax opinion, the spin-off is determined to be taxable, then (i) the Company would be subject to tax as if it sold the Kimball Electronics common stock in a taxable sale for its fair market value; and (ii) each Share Owner who receives Kimball Electronics common stock would be treated as receiving a distribution of property in an amount equal to the fair market value of the Kimball Electronics common stock that would generally result in varied tax liabilities for each Share Owner depending on the facts and circumstances.
Even if the spin-off does qualify as a tax-free transaction for U.S. federal income tax purposes, the distribution will be taxable to the Company (but not to the Company’s Share Owners) pursuant to Section 355(e) of the Code if there are one or more acquisitions (including issuances) of the stock of either the Company or Kimball Electronics, representing 50% or more, measured by vote or value, of the then-outstanding stock of either the Company or Kimball Electronics and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the distribution. Any acquisition of our common stock within two years before or after the distribution (with exceptions, including public trading by less-than-5% Share Owners and certain compensatory stock issuances) generally will be presumed to be part of such a plan unless that presumption is rebutted. The resulting tax liability may have a material adverse effect on our business, financial condition, results of operations and cash flows.
We entered into a Tax Matters Agreement with Kimball Electronics that governs the respective rights, responsibilities and obligations of us and Kimball Electronics after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the spin-off or certain internal transactions undertaken in anticipation of the spin-off do not qualify as tax-free transactions. Though valid as between us and Kimball Electronics, the Tax Matters Agreement will not be binding on the IRS.
Pursuant to the Tax Matters Agreement, (i) we have agreed (a) not to enter into any transaction that could cause any portion of the spin-off to be taxable to Kimball Electronics, including under Section 355(e) of the Code; (b) to indemnify Kimball

Electronics for any tax liabilities resulting from such transactions entered into by us; and (ii) Kimball Electronics has agreed to indemnify us for any tax liabilities resulting from such transactions entered into by Kimball Electronics. In addition, under U.S. Treasury regulations, each member of the Company’s consolidated group at the time of the spin-off (including Kimball Electronics) would be jointly and severally liable for the resulting U.S. federal income tax liability if all or a portion of the spin-off does not or certain internal transactions undertaken in anticipation of the spin-off do not qualify as tax-free transactions. These obligations may discourage, delay or prevent a change of control of our company.
If Kimball Electronics were to default in its obligation to us to pay taxes under the Tax Matters Agreement, we could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of tax liabilities. To the extent we are responsible for any liability under the Tax Matters Agreement, there could be a material adverse impact on our business, financial condition, results or operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. Kimball did not repurchase any shares under the repurchase program during the first quarter of fiscal year 2015. At September 30, 2014, two million shares remained available under the repurchase program.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

2.1	Separation and Distribution Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to the Company's Form 8-K filed November 3, 2014)

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed November 3, 2014)

10.1	Tax Matters Agreement by and among Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to the Company's Form 8-K filed November 3, 2014)

10.2	Employee Matters Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to the Company's Form 8-K filed November 3, 2014)

10.3	Transition Services Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to the Company's Form 8-K filed November 3, 2014)

10.4
Credit Agreement dated as of October 31, 2014 among Kimball International, Inc., the Lenders party hereto, and JPMorgan Chase Bank, National Association, as administrative agent (Incorporated by reference to the Company's Form 8-K filed November 3, 2014)

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

KIMBALL INTERNATIONAL, INC.

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Chief Executive Officer
November 7, 2014

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder Vice President, Chief Financial Officer
November 7, 2014

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
2.1	Separation and Distribution Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to the Company's Form 8-K filed November 3, 2014)
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed November 3, 2014)
10.1	Tax Matters Agreement by and among Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to the Company's Form 8-K filed November 3, 2014)
10.2	Employee Matters Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to the Company's Form 8-K filed November 3, 2014)
10.3	Transition Services Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc.(Incorporated by reference to the Company's Form 8-K filed November 3, 2014)
10.4
Credit Agreement dated as of October 31, 2014 among Kimball International, Inc., the Lenders party hereto, and JPMorgan Chase Bank, National Association, as administrative agent (Incorporated by reference to the Company's Form 8-K filed November 3, 2014)

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