Form 10-Q
period 2014-12-31
KIMBALL INTERNATIONAL INC
filed 2015-02-04
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant's common stock as of January 22, 2015 was:
Class A Common Stock - 1,460,053 shares
Class B Common Stock - 37,409,062 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	December 31, 2014	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$48,993	$136,624
Receivables, net of allowances of $2,335 and $2,345, respectively	50,786	175,695
Inventories	33,647	140,475
Prepaid expenses and other current assets	33,822	46,998
Assets held for sale	1,345	—
Total current assets	168,593	499,792
Property and Equipment, net of accumulated depreciation of $201,954 and $358,493, respectively	89,268	188,833
Goodwill	—	2,564
Other Intangible Assets, net of accumulated amortization of $36,839 and $61,912, respectively	2,566	4,191
Other Assets	15,110	26,766
Total Assets	$275,537	$722,146

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$27	$25
Accounts payable	60,622	174,436
Dividends payable	1,951	1,883
Accrued expenses	46,385	77,256
Total current liabilities	108,985	253,600
Other Liabilities:
Long-term debt, less current maturities	246	268
Other	20,615	26,745
Total other liabilities	20,861	27,013
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 1,906,000 and 11,212,000, respectively	95	560
Class B - Shares authorized: 100,000,000 Shares issued: 41,119,000 and 31,813,000, respectively	2,056	1,591
Additional paid-in capital	2,443	6,269
Retained earnings	188,920	487,040
Accumulated other comprehensive income	1,182	2,440
Less: Treasury stock, at cost:
Class A - 0 and 3,505,000 shares, respectively	—	(42,198)
Class B - 4,156,000 and 1,082,000 shares, respectively	(49,005)	(14,169)
Total Share Owners' Equity	145,691	441,533
Total Liabilities and Share Owners' Equity	$275,537	$722,146
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31		December 31
	2014	2013	2014	2013
Net Sales	$151,418	$139,049	$295,864	$280,851
Cost of Sales	104,822	93,243	202,085	192,799
Gross Profit	46,596	45,806	93,779	88,052
Selling and Administrative Expenses	43,422	42,776	86,927	84,914
Restructuring Expense	3,335	—	3,335	—
Operating Income (Loss)	(161)	3,030	3,517	3,138
Other Income (Expense):
Interest income	50	53	91	108
Interest expense	(6)	(6)	(12)	(13)
Non-operating income (expense), net	183	777	(150)	1,557
Other income (expense), net	227	824	(71)	1,652
Income from Continuing Operations Before Taxes on Income	66	3,854	3,446	4,790
Provision for Income Taxes	67	1,766	1,930	1,693
Income (Loss) from Continuing Operations	$(1)	$2,088	$1,516	$3,097
Income from Discontinued Operations, Net of Tax	2,678	7,134	9,157	15,308
Net Income	$2,677	$9,222	$10,673	$18,405

Earnings Per Share of Common Stock:
Basic Earnings (Loss) Per Share from Continuing Operations:
Class A	$(0.02)	$0.05	$0.02	$0.07
Class B	$0.00	$0.06	$0.04	$0.08
Diluted Earnings (Loss) Per Share from Continuing Operations:
Class A	$(0.02)	$0.05	$0.02	$0.07
Class B	$0.00	$0.06	$0.04	$0.08
Basic Earnings Per Share:
Class A	$0.05	$0.24	$0.26	$0.47
Class B	$0.07	$0.24	$0.28	$0.48
Diluted Earnings Per Share:
Class A	$0.05	$0.23	$0.26	$0.47
Class B	$0.07	$0.24	$0.28	$0.48

Dividends Per Share of Common Stock:
Class A	$0.050	$0.045	$0.095	$0.090
Class B	$0.050	$0.050	$0.100	$0.100

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	38,862	38,434	38,786	38,372
Diluted	38,862	38,613	38,892	38,760
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	December 31, 2014			December 31, 2013
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$2,677			$9,222
Other comprehensive income (loss):
Foreign currency translation adjustments	$(484)	$—	$(484)	$1,781	$(97)	$1,684
Postemployment severance actuarial change	305	(122)	183	(330)	131	(199)
Derivative gain (loss)	282	(68)	214	(393)	49	(344)
Reclassification to (earnings) loss:
Derivatives	(130)	16	(114)	267	(56)	211
Amortization of prior service costs	65	(26)	39	72	(29)	43
Amortization of actuarial change	(97)	39	(58)	104	(41)	63
Other comprehensive income (loss)	$(59)	$(161)	$(220)	$1,501	$(43)	$1,458
Total comprehensive income			$2,457			$10,680

	Six Months Ended			Six Months Ended
	December 31, 2014			December 31, 2013
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$10,673			$18,405
Other comprehensive income (loss):
Foreign currency translation adjustments	$(6,070)	$—	$(6,070)	$4,883	$(271)	$4,612
Postemployment severance actuarial change	653	(260)	393	122	(49)	73
Derivative gain (loss)	2,513	(416)	2,097	(898)	164	(734)
Reclassification to (earnings) loss:
Derivatives	(1,484)	291	(1,193)	617	(107)	510
Amortization of prior service costs	136	(54)	82	143	(57)	86
Amortization of actuarial change	(77)	31	(46)	194	(77)	117
Other comprehensive income (loss)	$(4,329)	$(408)	$(4,737)	$5,061	$(397)	$4,664
Total comprehensive income			$5,936			$23,069
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Six Months Ended
	December 31
	2014	2013
Cash Flows From Operating Activities:
Net income	$10,673	$18,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,071	15,727
Loss on sales of assets	646	41
Restructuring and asset impairment charges	1,132	1,509
Deferred income tax and other deferred charges	634	(4,676)
Stock-based compensation	4,506	3,254
Excess tax benefits from stock-based compensation	(1,157)	(43)
Other, net	2,668	143
Change in operating assets and liabilities:
Receivables	(10,259)	(131)
Inventories	(17,954)	(5,401)
Prepaid expenses and other current assets	(8,515)	(507)
Accounts payable	13,605	9,351
Accrued expenses	(7,283)	7,388
Net cash provided by operating activities	1,767	45,060
Cash Flows From Investing Activities:
Capital expenditures	(18,504)	(15,664)
Proceeds from sales of assets	624	1,473
Purchases of capitalized software	(865)	(90)
Other, net	71	607
Net cash used for investing activities	(18,674)	(13,674)
Cash Flows From Financing Activities:
Transfer of cash and cash equivalents to Kimball Electronics, Inc.	(63,006)	—
Change in capital leases and long-term debt	(20)	(19)
Dividends paid to Share Owners	(3,786)	(3,743)
Excess tax benefits from stock-based compensation	1,157	43
Repurchase of employee shares for tax withholding	(3,823)	(1,947)
Net cash used for financing activities	(69,478)	(5,666)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(1,246)	272
Net (Decrease) Increase in Cash and Cash Equivalents	(87,631)	25,992
Cash and Cash Equivalents at Beginning of Period	136,624	103,600
Cash and Cash Equivalents at End of Period	$48,993	$129,592
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$10,661	$4,763
Interest expense	$30	$27
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

Note 2. Spin-Off Transaction
On October 31, 2014 (“Distribution Date”), we completed the previously announced spin-off of our Electronic Manufacturing Services (“EMS”) segment by distributing the related shares of Kimball Electronics, Inc. (“Kimball Electronics”), on a pro rata basis, to the Company's Share Owners of record as of October 22, 2014 (“the Record Date”). On the Distribution Date, each of the Company's Share Owners received three shares of Kimball Electronics for every four shares of the Company held by such Share Owner on the Record Date. After the Distribution Date, the Company does not beneficially own any Kimball Electronics shares and Kimball Electronics is an independent publicly traded company. Kimball International, Inc. trades on the NASDAQ under the ticker symbol “KBAL” and Kimball Electronics, Inc. trades on the NASDAQ under the ticker symbol “KE”.
The following is a summary of the assets and liabilities distributed to Kimball Electronics on the Distribution Date or shortly thereafter:

(Amounts in Millions)
Assets:
Cash and cash equivalents	$63
Receivables	133
Inventories	124
Prepaid expenses and other current assets	19
Net property and equipment	98
Goodwill	3
Net other intangible assets	1
Other long-term assets	15
$456
Liabilities:
Accounts payable	$125
Accrued expenses	22
Other long-term liabilities	9
$156
Net Assets Distributed to Kimball Electronics, Inc.	$300
The Company distributed $63 million of cash to Kimball Electronics, including the cash held by its foreign facilities, as Kimball Electronics began operation as an independent company. The cash distribution occurred in several installments immediately preceding the Distribution Date or shortly thereafter. In addition, $3.5 million of accumulated other comprehensive losses, net of tax, related to foreign translation, derivatives, and the postemployment benefit plan was transferred to Kimball Electronics.

The EMS segment was reclassified to discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. Summarized financial results of discontinued operations through the October 31, 2014 spin-off date, were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands, Except Per Share Data)	2014	2013	2014	2013
Net Sales	$71,748	$181,264	$275,551	$356,901
Income Before Taxes on Income	3,599	7,557	13,098	19,367
Provision for Income Taxes	921	423	3,941	4,059
Income from Discontinued Operations, Net of Tax	$2,678	$7,134	$9,157	$15,308
Income From Discontinued Operations per Class B Diluted Share	$0.07	$0.18	$0.24	$0.40
In connection with the spin-off of Kimball Electronics, the Company and Kimball Electronics entered into several agreements covering administrative and tax matters to provide or obtain services on a transitional basis, as needed, for varying periods after the spin-off. The administrative agreements cover various services such as information technology, human resources, taxation, and finance. The Company expects all services to be substantially complete within one year after the spin-off. The Company has retained all liabilities for U.S. federal, state, and local income taxes on income prior to the spin-off, as well as certain non-income taxes attributable to Kimball Electronics’ business. Kimball Electronics generally will be liable for all other taxes attributable to its business. In connection with the spin-off, the Company has adjusted its employee stock compensation awards and separated its retirement and post-employment benefit plans.
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

Note 3. Recent Accounting Pronouncements and Supplemental Information
Recent Accounting Pronouncements:
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
Our effective tax rate for the first half of fiscal year 2015 of 56.0% was unfavorably impacted as our combined state tax rate is lower post spin-off, requiring a $0.4 million adjustment to deferred taxes in the current period which increased our fiscal 2015 year-to-date tax expense and effective tax rate. In addition, a portion of our spin-off expenses which are nondeductible in the U.S. also unfavorably impacted the current year effective tax rate. The impact to our effective tax rate is magnified in periods when our pre-tax income is lower. Our effective tax rate for the first half of fiscal year 2014 was 35.3%.
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

Components of the Non-operating income (expense) line, from continuing operations were:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2014	2013	2014	2013
Foreign Currency/Derivative Loss	$(17)	$(38)	$(42)	$(16)
Gain on Supplemental Employee Retirement Plan Investments	352	973	166	1,854
Other	(152)	(158)	(274)	(281)
Non-operating income (expense), net	$183	$777	$(150)	$1,557

Note 4. Inventories
Inventory components were as follows:

(Amounts in Thousands)	December 31, 2014	June 30, 2014
Finished products	$26,267	$37,373
Work-in-process	1,971	13,808
Raw materials	19,826	103,083
Total FIFO inventory	48,064	154,264
LIFO reserve	(14,417)	(13,789)
Total inventory	$33,647	$140,475
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three and six-month periods ended December 31, 2014 and 2013 was immaterial. The reduction in FIFO inventory from June 30, 2014 to December 31, 2014 was due to the spin-off of Kimball Electronics, Inc. from Kimball International, Inc. on October 31, 2014.

Note 5. Accumulated Other Comprehensive Income (Loss)
During the three months ended December 31, 2014 and 2013, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2014	$(677)	$(2,607)	$(77)	$1,284	$(2,077)
Other comprehensive income (loss) before reclassifications	(484)	214	—	183	(87)
Reclassification to (earnings) loss	—	(114)	39	(58)	(133)
Distribution of Kimball Electronics, Inc.	1,161	2,507	8	(197)	3,479
Net current-period other comprehensive income (loss)	677	2,607	47	(72)	3,259
Balance at December 31, 2014	$—	$—	$(30)	$1,212	$1,182

Balance at September 30, 2013	$3,783	$(4,450)	$(249)	$645	$(271)
Other comprehensive income (loss) before reclassifications	1,684	(344)	—	(199)	1,141
Reclassification to (earnings) loss	—	211	43	63	317
Net current-period other comprehensive income (loss)	1,684	(133)	43	(136)	1,458
Balance at December 31, 2013	$5,467	$(4,583)	$(206)	$509	$1,187

During the six months ended December 31, 2014 and 2013, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2014	$4,909	$(3,411)	$(120)	$1,062	$2,440
Other comprehensive income (loss) before reclassifications	(6,070)	2,097	—	393	(3,580)
Reclassification to (earnings) loss	—	(1,193)	82	(46)	(1,157)
Distribution of Kimball Electronics, Inc.	1,161	2,507	8	(197)	3,479
Net current-period other comprehensive income (loss)	(4,909)	3,411	90	150	(1,258)
Balance at December 31, 2014	$—	$—	$(30)	$1,212	$1,182

Balance at June 30, 2013	$855	$(4,359)	$(292)	$319	$(3,477)
Other comprehensive income (loss) before reclassifications	4,612	(734)	—	73	3,951
Reclassification to (earnings) loss	—	510	86	117	713
Net current-period other comprehensive income (loss)	4,612	(224)	86	190	4,664
Balance at December 31, 2013	$5,467	$(4,583)	$(206)	$509	$1,187

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	December 31,		December 31,
(Amounts in Thousands)	2014	2013	2014	2013
Derivative Gain (Loss) (1)	$114	$(211)	$1,193	$(510)	Income from Discontinued Operations, Net of Tax

Postemployment Benefits:
Amortization of Prior Service Costs (2)	$(40)	$(42)	$(79)	$(84)	Cost of Sales
	(21)	(19)	(43)	(38)	Selling and Administrative Expenses
	24	24	48	49	Provision for Income Taxes
	(37)	(37)	(74)	(73)	Income (Loss) from Continuing Operations
	$(2)	$(6)	$(8)	$(13)	Income from Discontinued Operations, Net of Tax

Amortization of Actuarial Gain (Loss) (2)	$48	$(55)	$30	$(110)	Cost of Sales
	38	(25)	34	(49)	Selling and Administrative Expenses
	(34)	32	(25)	63	Provision for Income Taxes
	52	(48)	39	(96)	Income (Loss) from Continuing Operations
	$6	$(15)	$7	$(21)	Income from Discontinued Operations, Net of Tax

Total Reclassifications for the Period	$15	$(85)	$(35)	$(169)	Income (Loss) from Continuing Operations
	118	(232)	1,192	(544)	Income from Discontinued Operations, Net of Tax
	$133	$(317)	$1,157	$(713)	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 10 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 12 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.

Note 6. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance institutions and can only be drawn upon in the event of Kimball's failure to pay its obligations to a beneficiary. As of December 31, 2014, we had a maximum financial exposure from unused standby letters of credit totaling $1.1 million. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of December 31, 2014 with respect to the standby letters of credit. Kimball also enters into commercial letters of credit to facilitate payments to vendors and from customers.
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.
Changes in the product warranty accrual for the six months ended December 31, 2014 and 2013 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2014	2013
Product Warranty Liability at the beginning of the period	$3,221	$2,384
Additions to warranty accrual (including changes in estimates)	475	1,900
Settlements made (in cash or in kind)	(374)	(879)
Distribution of Kimball Electronics, Inc.	(910)	—
Product Warranty Liability at the end of the period	$2,412	$3,405

Note 7. Restructuring Expense
We recognized pre-tax restructuring expense related to continuing operations of $3.3 million in both the three and six months ended December 31, 2014, respectively, and recognized no restructuring expense related to continuing operations in the three and six months ended December 31, 2013. We utilize available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.
For more information related to restructuring activities that are included in the discontinued operations line item on the Company's Condensed Consolidated Statements of Income, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.
Capacity Utilization Restructuring Plan:
In November 2014, we announced a capacity utilization restructuring plan which includes the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one.
Key factors in the decision to consolidate the Post Falls operation into the Indiana facilities include the improvement of customer delivery, supply chain dynamics, and transportation costs. The transfer of work involves the start-up of metal fabrication capabilities in a Company-owned facility, along with the transfer of certain assembly operations into two additional company-owned facilities, all located in southern Indiana. The manufacturing capacity realignment will be carefully managed over a period of seven to eight quarters to ensure no customer disruptions. The consolidation activities began immediately and we are actively marketing for sale the Post Falls, Idaho facility. Incremental capital for equipment purchases to transfer this operation to Indiana is approximately $5 million, exclusive of the capital reduction that is estimated to occur upon the sale of the Post Falls facility. No changes in operating income are anticipated until the later quarters of the transfer of work. When fully implemented in seven to eight quarters, we anticipate pre-tax savings of approximately $5 million per year thereafter.
The reduction of our plane fleet from two jets to one reduces our cost structure while aligning the plane fleet size with our needs following the spin-off of Kimball Electronics on October 31, 2014. Previously, one of our jets was used primarily for the successful strategy of transporting customers to visit our showrooms and manufacturing locations, while the remaining jet was used primarily for management travel. The plane used primarily for management travel has been placed for sale, and the completion of this restructuring is contingent on the sale of the aircraft. An impairment charge was recorded on the held-for-sale plane due to the book value of the plane exceeding current fair market value estimates less selling costs. As a result of the aircraft fleet reduction, we anticipate annual pre-tax savings of $0.8 million, with those savings starting in the third quarter of fiscal year 2015. In regards to the remaining jet, we believe that our location in rural Jasper, Indiana and the location of our manufacturing locations in small towns away from major metropolitan areas necessitates the need for the remaining jet to efficiently transport customers.

We currently estimate that the pre-tax restructuring charges will be approximately $10.2 million, with $3.3 million recorded in the second quarter of fiscal year 2015, and the remainder is expected to be incurred over the remaining anticipated transition period. The restructuring charges are expected to consist of approximately $5.7 million of transition, training, and other employee costs, $3.1 million of plant closure and other exit costs, and $1.4 million of non-cash asset impairment. Approximately 86% of the total cost estimate is expected to be cash expense.

Summary of Restructuring Plan:
	Accrued June 30, 2014	Six Months Ended December 31, 2014				Total Charges Incurred Since Plan Announcement	Total Expected Plan Costs
(Amounts in Thousands)		Amounts Charged Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Accrued December 31, 2014 (1)

Capacity Realignment and Post Falls, Idaho Exit
Transition and Other Employee Costs	$—	$1,913	$—	$—	$1,913	$1,913	$5,432
Asset Write-downs	—	—	81	(81)	—	81	334
Plant Closure and Other Exit Costs	—	66	—	(66)	—	66	3,113
Total	$—	$1,979	$81	$(147)	$1,913	$2,060	$8,879
Plane Fleet Reduction
Transition and Other Employee Costs	$—	$224	$—	$—	$224	$224	$224
Asset Write-downs	—	—	1,051	(1,051)	—	1,051	1,051
Total	$—	$224	$1,051	$(1,051)	$224	$1,275	$1,275
Total Restructuring Plan	$—	$2,203	$1,132	$(1,198)	$2,137	$3,335	$10,154

(1)	The accrued restructuring balance at December 31, 2014 includes $0.5 million recorded in current liabilities and $1.6 million recorded in other long-term liabilities.

Note 8. Assets Held for Sale
At December 31, 2014, an aircraft which had been used primarily for management travel totaling $1,345, in thousands, was classified as held for sale. A pre-tax impairment charge, in thousands, of $1,051 was recorded on the Restructuring Expense line of the Condensed Consolidated Statements of Income during the second quarter of fiscal year 2015 due to the book value of the aircraft exceeding current fair market value estimates less selling costs.
At June 30, 2014, no assets were classified as held for sale.

Note 9. Fair Value
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the six months ended December 31, 2014. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Recurring Fair Value Measurements:
As of December 31, 2014 and June 30, 2014, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	December 31, 2014
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$25,901	$—	$25,901
Derivatives: Foreign exchange contracts	—	—	—
Trading Securities: Mutual funds in nonqualified SERP	18,369	—	18,369
Total assets at fair value	$44,270	$—	$44,270
Liabilities
Derivatives: Foreign exchange contracts	$—	$—	$—
Total liabilities at fair value	$—	$—	$—

	June 30, 2014
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$103,845	$—	$103,845
Derivatives: Foreign exchange contracts	—	800	800
Trading Securities: Mutual funds in nonqualified SERP	23,106	—	23,106
Total assets at fair value	$126,951	$800	$127,751
Liabilities
Derivatives: Foreign exchange contracts	$—	$699	$699
Total liabilities at fair value	$—	$699	$699
The reduction in balances from June 30, 2014 to December 31, 2014 was due to the spin-off of the EMS segment on October 31, 2014. We had no purchases or sales of Level 3 assets during the three and six months ended December 31, 2014.
The nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, a bond fund, and a money market fund. The SERP investment assets are offset by a SERP liability which represents Kimball's obligation to distribute SERP funds to participants. See Note 11 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the SERP.

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

Non-recurring fair value adjustment	Level	Valuation Technique/Inputs Used
Impairment of long-lived assets (property and equipment)	2	Market - Quoted market prices for similar assets sold, adjusted for features specific to our aircraft
During the three months ended December 31, 2014, we classified an aircraft as held for sale and accordingly recognized pre-tax impairment of $1.1 million due to a reduction in its market value. During the three months ended December 31, 2013, we had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date. During the six months ended December 31, 2013, we classified an aircraft as held for sale and accordingly recognized pre-tax impairment of $1.2 million due to a significant downward shift in the market for private aviation aircraft.
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

Note 10. Derivative Instruments
Foreign Exchange Contracts:
Our former EMS segment, classified as discontinued operations, operated internationally and was therefore exposed to foreign currency exchange rate fluctuations in the normal course of business. The primary means of managing this exposure was to utilize natural hedges, such as aligning currencies used in the supply chain with the sale currency. To the extent natural hedging techniques did not fully offset currency risk, derivative instruments were used with the objective of reducing the residual exposure to certain foreign currency rate movements. Factors considered in the decision to hedge an underlying market exposure included the materiality of the risk, the volatility of the market, the duration of the hedge, the degree to which the underlying exposure was committed to, and the availability, effectiveness, and cost of derivative instruments. Derivative instruments were only utilized for risk management purposes and were not used for speculative or trading purposes.
Forward contracts designated as cash flow hedges were used to protect against foreign currency exchange rate risks inherent in forecasted transactions denominated in a foreign currency. Foreign exchange contracts were also used to hedge against foreign currency exchange rate risks related to intercompany balances denominated in currencies other than the functional currencies. In limited cases due to unexpected changes in forecasted transactions, cash flow hedges may have ceased to meet the criteria to be designated as cash flow hedges. Depending on the type of exposure hedged, either a derivative contract in the opposite position of the undesignated hedge may have been purchased or the hedge may have been retained until it matured if the hedge had continued to provide an adequate offset in earnings against the currency revaluation impact of foreign currency denominated liabilities.
As of December 31, 2014, after the spin-off of the EMS segment, we held no derivative instruments. As of June 30, 2014, the fair value of outstanding derivative instruments was recognized on the balance sheet as a derivative asset or liability. When derivatives were settled with the counterparty, the derivative asset or liability was relieved and cash flow was impacted for the net settlement. For derivative instruments that met the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument were initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners' Equity, and were subsequently reclassified into earnings in the period or periods during which the hedged transaction was recognized in earnings. The gain or loss associated with derivative instruments that were not designated as hedging instruments or that ceased to meet the criteria for hedging under FASB guidance was recognized in earnings.
See Note 9 - Fair Value of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and the Condensed Consolidated Statements of Comprehensive Income for the changes in deferred derivative gains and losses. Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets and derivative gains and losses in the Condensed Consolidated Statements of Income are presented below.
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	December 31, 2014	June 30, 2014	Balance Sheet Location	December 31, 2014	June 30, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$599	Accrued expenses	$—	$241

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	201	Accrued expenses	—	458
Total derivatives		$—	$800		$—	$699

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2014	2013	2014	2013
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$282	$(393)	$2,513	$(898)

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Six Months Ended
(Amounts in Thousands)		December 31		December 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2014	2013	2014	2013
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Income from Discontinued Operations, Net of Tax	$130	$(267)	$1,484	$(617)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Income from Discontinued Operations, Net of Tax	$(184)	$(294)	$740	$(838)
Stock warrants	Non-operating income (expense), net	—	4	—	8
Total		$(184)	$(290)	$740	$(830)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$(54)	$(557)	$2,224	$(1,447)

Note 11. Investments
Kimball maintains a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball recognizes SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. The change in net unrealized holding losses recognized in continuing operations for the six months ended December 31, 2014 and 2013 was, in thousands, $389 and $258, respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	December 31, 2014	June 30, 2014
SERP investments - current asset	$8,632	$8,812
SERP investments - other long-term asset	9,737	14,294
Total SERP investments	$18,369	$23,106

SERP obligation - current liability	$8,632	$8,812
SERP obligation - other long-term liability	9,737	14,294
Total SERP obligation	$18,369	$23,106

The reduction in SERP investments and obligation from June 30, 2014 to December 31, 2014 was due primarily to the spin-off of Kimball Electronics on October 31, 2014.

Note 12. Postemployment Benefits
Kimball's domestic employees participate in severance plans. These plans cover domestic employees and provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. In connection with the spin-off, the Company has transferred the post-employment obligation for EMS employees to Kimball Electronics.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2014	2013	2014	2013
Service cost	$159	$246	$390	$483
Interest cost	26	35	56	69
Amortization of prior service costs	65	72	136	143
Amortization of actuarial (income) loss	(97)	104	(77)	194
Net periodic benefit cost — Total cost	$153	$457	$505	$889
Less: Discontinued operations	11	97	81	184
Net periodic benefit cost — Continuing operations	$142	$360	$424	$705
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 13. Stock Compensation Plan
In connection with the spin-off of the EMS segment the Company entered into the Amendment of Annual and/or Long-Term Performance Share Award Agreement, which adjusted employee performance share awards to preserve the fair value of the awards before and after the spin-off. This modification did not result in additional compensation expense.
During fiscal year 2015, the following stock compensation was awarded to officers and key employees. All awards were granted under the Amended and Restated 2003 Stock Option and Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Unrestricted Shares (1)	Quarter Awarded	Shares	Grant Date Fair Value (2)
Unrestricted Shares (Director Compensation) – Class B	1st Quarter	17,335	$16.01
Unrestricted Shares – Class B	2nd Quarter	17,529	$9.10

Restricted Share Units (3)	Quarter Awarded	Shares	Grant Date Fair Value (2)
Restricted Share Units – Class B	2nd Quarter	159,416	$9.10
(1) Unrestricted shares were awarded to non-employee members of the Board of Directors as compensation for director's fees as a result of directors' elections to receive unrestricted shares in lieu of cash payment. Director's fees are expensed over the period that directors earn the compensation. Other unrestricted shares were awarded to key employees as consideration for service to the Company. Unrestricted shares do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
(2) The grant date fair value of the unrestricted and restricted shares was based on the stock price at the date of the award.
(3) Restricted share units (RSU) were awarded to officers. Vesting occurs at the end of each of the Company's next three fiscal years ending June 30, 2015, June 30, 2016, and June 30, 2017. Upon vesting, the outstanding number of RSUs and the value of dividends accumulated over the vesting period are converted to shares of Class B common stock.

Note 14. Variable Interest Entities
Kimball's involvement with a variable interest entity (“VIE”) is limited to a situation in which we are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the VIE's economic performance. Thus, consolidation is not required.
Our involvement with the VIE is limited to a note receivable related to the sale of an Indiana facility. The carrying value of the note receivable, net of a $0.5 million allowance, was $0.9 million as of both December 31, 2014 and June 30, 2014. For both periods, the short-term portion of the carrying value was included on the Receivables line and the long-term portion of the carrying value was included on the Other Assets line of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIE, and thus our exposure and risk of loss related to the VIE is limited to the carrying value of the notes receivable. Kimball did not provide additional financial support to the VIE during the quarter ended December 31, 2014.

Note 15. Credit Quality and Allowance for Credit Losses of Notes Receivable
Kimball monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. We hold collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of December 31, 2014 and June 30, 2014, Kimball had no material past due outstanding notes receivable.

	As of December 31, 2014			As of June 30, 2014
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,369	$489	$880	$1,392	$489	$903
Other Notes Receivable	210	144	66	223	149	74
Total	$1,579	$633	$946	$1,615	$638	$977

Note 16. Credit Agreement
In connection with the spin-off, on October 31, 2014 Kimball entered into a new credit facility. The new Kimball credit agreement, which replaced its previously existing primary credit facility, has a maturity date of October 31, 2019 and allows for up to $30 million in borrowings, with an option to increase the amount available for borrowing to $55 million at the Company's request, subject to participating banks' consent. The complete credit agreement was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on November 3, 2014.
At December 31, 2014, we had $1.1 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility.
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
The Company's financial covenants under the Credit Agreement require:

•
An adjusted leverage ratio of (a) consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15,000,000 to (b) consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0, and

•
A fixed charge coverage ratio of (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with GAAP, determined as of the end of each of its fiscal quarters for the trailing four fiscal quarters then ending, to not be less than 1.10 to 1.00.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
Kimball International, Inc. (the “Company,” “Kimball,” “we,” “us,” or “our”) is a leading manufacturer of design driven, technology savvy, high quality furnishings sold under the Company’s family of brands: National Office Furniture, Kimball Office and Kimball Hospitality. Our diverse portfolio provides solutions for the workplace, learning, healing, and hospitality environments. Customers can access our products globally through a variety of distribution channels.  Recognized with a reputation for excellence and a recipient of the Forbes 2014 America’s Most Trustworthy Companies designation, Kimball International is committed to a high performance culture that is committed to sound ethics, continuous improvement, and social responsibility.
Key economic indicators currently point toward continued strengthening in the overall economy. However, uncertainties still exist and may pose a threat to our future growth as they have the tendency to cause disruption in business strategy, execution, and timing in many of the markets in which we compete.
In relation to the office furniture industry, the Business and Institutional Furniture Manufacturer Association (“BIFMA”) forecast (by IHS as of December 2014) projects a year-over-year increase of 8% for calendar year 2015. The forecast for two of the leading indicators for the hospitality furniture market (January 2015 PwC and September 2014 PKF Hospitality Research reports) include an increase in occupancy rates of 1% and an increase in RevPAR (Revenue Per Available Room) of 7% for calendar year 2015 over calendar year 2014.
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
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facility, was $77.9 million at December 31, 2014.
In addition to the above discussion, management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
Successful execution of the Company's restructuring plan is critical to the Company's future performance. The success of the restructuring initiatives is dependent on accomplishing the plans in a timely and effective manner. A critical component of the restructuring initiatives is the transfer of production among facilities which will result in some manufacturing inefficiencies and excess working capital during the transition period. The Company's restructuring plan is discussed below.

•	We continue to focus on mitigating the impact of raw material commodity pricing pressures.

•
Due to the contract and project nature of the furniture markets, fluctuation in the demand for our products and variation in the gross margin on those projects is inherent to our business. Effective management of our manufacturing capacity is and will continue to be critical to our success. See below for further details regarding current sales and open order trends.

•
We continue to see volatility in order rates as some customers continue to defer the purchase of new furniture for large projects driven by fiscal uncertainty which in turn can impact our operating results.

•	Globalization continues to reshape not only the markets in which we operate but also our key customers and competitors.

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our career development and succession planning processes help to maintain stability in management.

Spin-Off of Kimball Electronics reported as Discontinued Operations
On October 31, 2014 (“Distribution Date”), we completed the previously announced spin-off of our Electronic Manufacturing Services (“EMS”) segment by distributing the related shares of Kimball Electronics, Inc. (“Kimball Electronics”), on a pro rata basis, to the Company's Share Owners of record as of October 22, 2014 (the “Record Date”). On the Distribution Date, each of the Company's Share Owners received three shares of Kimball Electronics for every four shares of the Company held by such Share Owner on the Record Date. After the Distribution Date, the Company does not beneficially own any Kimball Electronics shares and Kimball Electronics is an independent publicly traded company. Kimball International, Inc. trades on the NASDAQ under the ticker symbol “KBAL” and Kimball Electronics, Inc. trades on the NASDAQ under the ticker symbol “KE”.
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
The Company distributed $63 million of cash to Kimball Electronics, including the cash held by its foreign facilities, as Kimball Electronics began operation as an independent company. The cash distribution occurred in several installments immediately preceding the October 31, 2014 spin-off date or shortly thereafter.
The EMS business was reclassified to discontinued operations for all periods presented. Financial results of the discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands, Except Per Share Data)	2014	2013	2014	2013
Net Sales of Discontinued Operations	$71,748	$181,264	$275,551	$356,901
Income from Discontinued Operations, Net of Tax	$2,678	$7,134	$9,157	$15,308
Income From Discontinued Operations per Class B Diluted Share	$0.07	$0.18	$0.24	$0.40

Financial Overview

	At or for the Three Months Ended			For the Six Months Ended
	December 31			December 31
(Amounts in Millions)	2014	2013	% Change	2014	2013	% Change
Net Sales	$151.4	$139.0	8.9%	$295.9	$280.9	5.3%
Gross Profit	46.6	45.8	1.7%	93.8	88.1	6.5%
Selling and Administrative Expense	43.4	42.8	1.5%	86.9	84.9	2.4%
Restructuring Expense	3.3	—		3.3	—
Operating Income	(0.2)	3.0	(105.3%)	3.5	3.1	12.1%
Operating Income %	(0.1%)	2.2%		1.2%	1.1%
Income (Loss) from Continuing Operations	—	2.1	(100.0%)	1.5	3.1	(51.0%)
Income from Discontinued Operations, Net of Tax	2.7	7.1	(62.5%)	9.2	15.3	(40.2%)
Net Income	$2.7	$9.2	(71.0%)	$10.7	$18.4	(42.0%)
Open Orders	$119.5	$99.4	20.2%

Net Sales by End Market Vertical
	Three Months Ended			Six Months Ended
	December 31			December 31
(Amounts in Millions)	2014	2013	% Change	2014	2013	% Change
Education	$7.8	$8.4	(7%)	$20.6	$23.6	(12%)
Finance	13.6	17.5	(22%)	28.9	31.8	(9%)
Government	27.3	22.4	22%	54.5	47.8	14%
Healthcare	14.8	15.4	(4%)	29.4	31.8	(8%)
Hospitality	35.4	28.8	23%	60.7	57.4	6%
Other Commercial	52.5	46.5	13%	101.8	88.5	15%
Total Net Sales	$151.4	$139.0	9%	$295.9	$280.9	5%
The following operating results discussions are based on income from continuing operations and therefore exclude all income statement activity of the discontinued operations.
Second quarter fiscal year 2015 consolidated net sales were $151.4 million compared to second quarter fiscal year 2014 net sales of $139.0 million, or a 9% increase. Consolidated net sales for the first half of fiscal year 2015 were $295.9 million compared to net sales of $280.9 million for the first half of fiscal year 2014, or a 5% increase. For both the quarter and year-to-date periods increased sales within the hospitality, government, and other commercial vertical markets more than offset lower sales within the finance, education, and healthcare vertical markets. The positive impact of price increases also contributed to the net sales increase. Our hospitality vertical market increased over the prior year on strength in sales of non-custom hospitality furniture, and the government vertical market is showing momentum as government sales steadily recover from recession levels. Vertical market sales levels can fluctuate depending on the mix of projects in a given quarter.
In the second quarter of fiscal year 2015 we recorded approximate break-even income from continuing operations and earnings per Class B diluted share, inclusive of $2.0 million, or $0.05 per Class B diluted share, of after-tax restructuring charges, and $1.8 million, or $0.05 per Class B diluted share, of incremental after-tax costs related to the spin-off of our EMS segment which was completed on October 31, 2014. We recorded income from continuing operations of $2.1 million, or $0.06 per Class B diluted share in the second quarter of fiscal year 2014.

In the first half of fiscal year 2015 we recorded income from continuing operations of $1.5 million, or $0.04 per Class B diluted share, inclusive of $2.0 million, or $0.05 per Class B diluted share, of after-tax restructuring charges, and $2.9 million, or $0.08 per Class B diluted share, of incremental after-tax external costs related to the spin-off of our EMS segment. We recorded income from continuing operations of $3.1 million, or $0.08 per Class B diluted share in the first half of fiscal year 2014.
Open orders at December 31, 2014 increased 20% when compared to the open order level as of December 31, 2013 primarily due to a large custom hospitality order received in November 2014. Open orders at a point in time may not be indicative of future sales trends.
Gross profit as a percent of net sales decreased 2.1 percentage points in the second quarter of fiscal year 2015 compared to the second quarter of fiscal year 2014. The decline in gross profit as a percent of net sales was driven by discounting and an unfavorable shift in sales mix to lower margin product. Benefits realized from price increases favorably impacted gross profit. For the year-to-date period of fiscal year 2015 compared to 2014, gross profit as a percent of net sales improved 0.3 of a percentage point primarily due to sales price increases.
As a percent of net sales, selling and administrative expenses in the second quarter and year-to-date period of fiscal year 2015 compared to the same periods of fiscal year 2014 decreased 2.0 percentage points and 0.9 of a percentage point, respectively, due to the increased sales volumes. In absolute dollars, selling and administrative expenses in the second quarter and year-to-date period of fiscal year 2015 compared to the same periods of fiscal year 2014 and increased 1.5% and 2.4%, respectively. Incremental expenses of $1.7 million and $2.9 million were incurred in the second quarter and year-to-date period of fiscal year 2015, respectively, related to the spin-off of our EMS business, a majority of which were for legal services and asset impairment. In addition, higher employee benefit costs and increased sales and marketing activities contributed to the increased selling and administrative costs in both periods. Partially offsetting the aforementioned increased expenses, incentive compensation expense declined in both the second quarter and year-to-date period of fiscal year 2015 compared to the same periods of fiscal year 2014 due to the retirement of key executives as of the spin-off date and changes in the structure of incentive compensation plans post-spin. We had a favorable variance within selling and administrative expenses of $0.6 million and $1.7 million for the second quarter and year-to-date period related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (“SERP”) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on income from continuing operations. Also impacting the year-to-date comparison, we had a favorable year-over-year variance driven by a $1.2 million impairment charge related to the decision to downsize the plane fleet from three jets to two in the first quarter of fiscal year 2014.
In November 2014, we approved a capacity utilization restructuring plan which includes the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one. The remaining jet is primarily used for customer tours of production facilities and showrooms. We recognized pre-tax restructuring expense related to continuing operations of $3.3 million in both the three and six months ended December 31, 2014, respectively, and recognized no restructuring expense in the three and six months ended December 31, 2013. See Note 7 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further information on restructuring.
Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2014	2013	2014	2013
Interest Income	$50	$53	$91	$108
Interest Expense	(6)	(6)	(12)	(13)
Foreign Currency/Derivative Loss	(17)	(38)	(42)	(16)
Gain on Supplemental Employee Retirement Plan Investments	352	973	166	1,854
Other	(152)	(158)	(274)	(281)
Other Income (Expense), net	$227	$824	$(71)	$1,652

Our effective tax rate for the first half of fiscal year 2015 of 56.0% was unfavorably impacted as our combined state tax rate is lower post spin-off, requiring a $0.4 million adjustment to deferred taxes in the current period which increased our fiscal 2015 year-to-date tax expense and effective tax rate. In addition, a portion of our spin-off expenses which are nondeductible in the U.S. also unfavorably impacted the current year effective tax rate. The impact to our effective tax rate is magnified in periods when our pre-tax income is lower. Our effective tax rate for the first half of fiscal year 2014 was 35.3%.
The June 30, 2014 balance sheet was prior to the spin-off transaction which was completed on October 31, 2014, thus includes the Kimball Electronics balances. Comparing the balance sheet as of December 31, 2014 to June 30, 2014, excluding the impact of the spin-off of Kimball Electronics, we had increased inventory levels primarily to support sales growth and the lead time requirements of select customers, increased accounts payable balance in conjunction with the increased inventory purchases near the end of the second quarter and an increase in deposits received on custom furniture orders which are classified in accounts payable. In addition, the accrued expenses balance declined due to the payment of accrued incentive compensation during the first half of fiscal year 2015.

Liquidity and Capital Resources
The June 30, 2014 balance sheet includes the discontinued operations resulting from the spin-off of Kimball Electronics while the December 31, 2014 balance sheet is post-spin and thus does not include the discontinued operations. Likewise the cash flow statement includes Kimball Electronics activity up to the October 31, 2014 completion of spin-off.
Our cash and cash equivalents position declined to $49.0 million at December 31, 2014 from $136.6 million at June 30, 2014, primarily due to the transfer of $63.0 million of cash to Kimball Electronics in conjunction with the spin-off.
Working capital at December 31, 2014 was $59.6 million compared to working capital of $246.2 million at June 30, 2014. The current ratio was 1.5 at December 31, 2014 and 2.0 at June 30, 2014. The change in working capital and current ratio was primarily driven by the spin-off of Kimball Electronics.
Kimball's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $77.9 million at December 31, 2014. We had no short-term borrowings outstanding as of December 31, 2014 or June 30, 2014.
Cash Flows
Cash flows include Kimball Electronics cash flows through the October 31, 2014 spin-off date, as cash management was centralized prior to the spin-off. Cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flow statement category on the Company’s Condensed Consolidated Statements of Cash Flows.
The following table reflects the major categories of cash flows for the first half of fiscal years 2015 and 2014.

	Six Months Ended
	December 31
(Amounts in millions)	2014	2013
Net cash provided by operating activities	$1,767	$45,060
Net cash used for investing activities	$(18,674)	$(13,674)
Net cash used for financing activities	$(69,478)	$(5,666)
Cash Flows from Operating Activities
For the first half of fiscal years 2015 and 2014, net cash provided by operating activities was $1.8 million and $45.1 million, respectively. Changes in working capital balances used $30.4 million of cash in the first half of fiscal year 2015 and provided $10.7 million in the first half of fiscal year 2014.
The $30.4 million usage of cash from changes in working capital balances in the first half of fiscal year 2015 was primarily driven by increases in our inventory and accounts receivable balances. Approximately half of the $18.0 million usage of cash for inventory was driven by increased inventory levels in our furniture operations while the remainder was related to inventory fluctuations of the discontinued EMS business prior to the spin date. The $10.3 million usage of cash from an increase in accounts receivable balance was primarily driven by the discontinued EMS business prior to spin date. The $10.7 million cash provided by changes in working capital balances in the first half of fiscal year 2014 was primarily due to increased accounts payable balances.

As estimated on a continuing operations basis, our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the six-month periods ended December 31, 2014 and December 31, 2013 was approximately 30 days and approximately 32 days, respectively. The favorable variance was driven by improved collection results. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day's net sales. As estimated on a continuing operations basis, our Production Days Supply on Hand (“PDSOH”) of inventory measure for the six-month period ended December 31, 2014 increased to approximately 42 days from approximately 37 days from the six-month period ended December 31, 2013. The PDSOH increase was driven by increased inventory levels to support growth. We define PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.
Cash Flows from Investing Activities
During the first half of fiscal years 2015 and 2014, we reinvested $19.4 million and $15.8 million, respectively, into capital investments for the future. The current year-to-date capital investments were primarily for manufacturing equipment in our discontinued EMS business and facility improvements. The prior-year-to-date capital investments were primarily for manufacturing equipment in our discontinued EMS business and the continuing furniture business.
Cash Flows from Financing Activities
Kimball transferred $63.0 million of cash to Kimball Electronics in conjunction with the spin-off and paid $3.8 million of dividends in the six-month period ended December 31, 2014 and paid $3.7 million of dividends in the six-month period ended December 31, 2013. Consistent with our historical dividend policy, the Company's Board of Directors evaluates the appropriate dividend payment on a quarterly basis.
Credit Facility
On the October 31, 2014 spin off date, we entered into a new $30 million credit facility with a maturity date of October 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55 million at our request, subject to the consent of the participating banks. At both December 31, 2014 and June 30, 2014, we had no short-term borrowings outstanding. At December 31, 2014, we had $1.1 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. The complete credit agreement was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on November 3, 2014.
The credit facility requires us to comply with certain debt covenants, the most significant of which are the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15,000,000 to (b) consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0. The fixed charge coverage ratio is defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with GAAP, determined as of the end of each of its fiscal quarters for the trailing four fiscal quarters then ending, to not be less than 1.10 to 1.00.
We were in compliance with all debt covenants of this current credit facility from October 31, 2014 through December 31, 2014, and prior to October 31, 2014 we were also in compliance with the debt covenants of the credit facilities held at that time.
The table below compares the adjusted leverage ratio and fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	December 31, 2014	Credit Agreement	Excess
Adjusted Leverage Ratio	0.07	3.00	$2.93
Fixed Charge Coverage Ratio	186.79	1.10	185.69

Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to meet our working capital and other operating needs for at least the next 12 months. During the remainder of fiscal year 2015, we anticipate cash outflow of approximately $6 million for deferred incentive compensation related to our fiscal year 2014 performance. We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
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
Fair Value
During the second quarter of fiscal year 2015, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Prior to the spin-off of Kimball Electronics, Inc., our foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
See Note 9 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations
The following table summarizes the Company's contractual obligations as of December 31, 2014.

	Payments Due During Fiscal Years Ending June 30
(Amounts in Millions)	Total	2015	2016-2017	2018-2019	Thereafter
Recorded Contractual Obligations: (a)
Long-Term Debt Obligations (b)	$0.3	$—	$—	$0.1	$0.2
Other Long-Term Liabilities Reflected on the Balance Sheet (c) (d) (e)	26.9	10.2	5.6	3.7	7.4
Unrecorded Contractual Obligations:
Operating Leases (e)	22.9	1.7	6.2	4.9	10.1
Purchase Obligations (f)	55.2	42.0	8.3	4.9	—
Other	0.1	—	—	—	0.1
Total	$105.4	$53.9	$20.1	$13.6	$17.8

(a)	As of December 31, 2014, the Company had less than $0.1 million of Capital Lease Obligations.

(b)
Long-term debt consists of a long-term note payable and capitalized leases. Interest rates range from 2.50% to 9.25% and maturities occur in fiscal years 2018 and 2025. Accrued interest is also included on the Long-Term Debt Obligations line. The December 31, 2014 amount includes less than $0.1 million of long-term debt obligations due in the remainder fiscal year 2015 which were recorded as a current liability. The estimated interest not yet accrued related to debt is included in the Other line item within the Unrecorded Contractual Obligations.

(c)	The timing of payments of certain items included on the “Other Long-Term Liabilities Reflected on the Balance Sheet” line above is estimated based on the following assumptions:

•
The timing of SERP payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants. The remainder of fiscal year 2015 amount includes $8.6 million for SERP payments recorded as current liabilities.

•
The timing of severance plan payments is estimated based on the average remaining service life of employees. The remainder of fiscal year 2015 amount includes $0.3 million for severance payments recorded as a current liability.

•	The timing of warranty payments is estimated based on historical data. The remainder of fiscal year 2015 amount includes $1.0 million for short-term warranty payments recorded as a current liability.

(d)
Excludes $4.4 million of long-term unrecognized tax benefits and associated accrued interest and penalties along with deferred tax liabilities and miscellaneous other long-term tax liabilities which are not tied to a contractual obligation and for which the Company cannot make a reasonably reliable estimate of the period of future payments.

(e)	The Company has operating leases for certain office, showroom, manufacturing facilities, land, and equipment.

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

•
Sales returns and allowances — Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sales, resulting in a reduction of revenue. These estimates may change over time causing the provisions to be adjusted accordingly. At December 31, 2014 and June 30, 2014, the reserve for returns and allowances was $0.8 million and $1.3 million, respectively. The returns and allowances reserve approximated 1% to 2% of gross trade receivables during the two-year period preceding December 31, 2014.

•
Allowance for doubtful accounts — Our estimate for the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as aging, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to determine the final allowance for credit losses on the trade accounts receivable and notes receivable. The allowance for doubtful accounts at December 31, 2014 and June 30, 2014 was $1.9 million and $1.8 million. During the two-year period preceding the spin-off this reserve approximated 1% of gross trade accounts receivable, and as of December 31, 2014, this reserve approximated 4% of post-spin gross trade accounts receivable.

Self-insurance reserves — We are self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At December 31, 2014 and June 30, 2014, our accrued liabilities for self-insurance exposure were $3.6 million and $4.2 million, respectively.
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

We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.9 million and $3.8 million at December 31, 2014 and June 30, 2014, respectively.
New Accounting Standards
See Note 3 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, the ability to fully realize the expected benefits of the spin-off of our former EMS segment, the successful completion of the restructuring plan, adverse changes in the global economic conditions, increased global competition, significant reduction in customer order patterns, loss of key customers or suppliers, financial stability of key customers and suppliers, relationships with strategic customers and product distributors, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Rate Risk: Our former EMS segment, classified as discontinued operations, operated internationally and was therefore exposed to foreign currency exchange rate fluctuations in the normal course of business. Our risk management strategy included the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives were used only to manage underlying exposures and were not used in a speculative manner. Further information on derivative financial instruments is provided in Note 10 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in Kimball's internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
A comprehensive disclosure of risk factors related to Kimball can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Below are two additional risk factors related to the spin-off of our Electronics Manufacturing Services (“EMS”) segment.
We may not realize the potential benefits that we expect to achieve subsequent to the spin-off of our EMS segment into a new independent publicly traded company. The spin-off was completed on October 31, 2014, but spin-off related matters will likely continue to require time and attention of our management, and we may not be able to realize the anticipated benefits. We may not realize the anticipated benefits from the spin-off as quickly as expected. Any such difficulties or distractions could adversely affect our financial position, results of operations, or cash flows.
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
Furthermore, the tax opinion will not be binding on the Internal Revenue Service or the courts. Accordingly, the IRS or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in the tax opinion. If, notwithstanding our receipt of the tax opinion, the spin-off is determined to be taxable, then (i) the Company would be subject to tax as if it sold the Kimball Electronics common stock in a taxable sale for its fair market value; and (ii) each Share Owner who received Kimball Electronics common stock would be treated as receiving a distribution of property in an amount equal to the fair market value of the Kimball Electronics common stock that would generally result in varied tax liabilities for each Share Owner depending on the facts and circumstances.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of any combination of Class A and Class B shares and will remain in effect until all shares authorized have been repurchased. Kimball did not repurchase any shares under the repurchase program during the second quarter of fiscal year 2015. At December 31, 2014, two million shares remained available under the repurchase program.

Item 5. Other Information
Pursuant to the terms of the Kimball International, Inc. (the “Company”) Amended and Restated 2003 Stock Option and Incentive Plan (the “Plan”), participants may be granted a variety of different types of stock incentive awards, one of which is performance shares. In accordance with the terms of the outstanding Long-Term Performance Share Award Agreements and the Annual Performance Share Award Agreements, an equitable adjustment was necessary for outstanding Performance Share Awards to reflect the change in the Company's stock value as a result of the completion of the spin-off of Kimball Electronics, Inc. from the Company (the “Spin-off”). The Compensation and Governance Committee of the Company’s Board of Directors (the “Committee”) decided in advance of the Spin-off that the appropriate adjustment formula was the weighted average closing price per share of the Company's shares on the last five trading days prior to the date the Spin-off was completed relative to the weighted average closing price per share of the Company's shares on the first five trading days after the date the Spin-off was completed. That formula has resulted in an adjustment factor of 1.6 times.
In addition, due to the unification of the Company's Class A and Class B common stock, all future shares issued pursuant to the Performance Share Award Agreements shall be issued as Class B shares rather than Class A shares. Class B shares have equal rights, preferences, limitations and restrictions as Class A shares.
On February 2, 2015, or shortly thereafter, the Company entered into the Amendment of Annual and/or Long-Term Performance Share Award Agreement with each of the plan participants with outstanding Performance Share Awards, including the Company's named executive officers.
The foregoing description of the Amendment of Annual and/or Long-Term Performance Share Awards is only a summary. For the complete text, see the form of amendment filed with this Quarterly Report on Form 10-Q as Exhibit 10(c) which is incorporated herein by reference.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed November 3, 2014)

10(a)	Summary of Director and Named Executive Officer Compensation

10(b)	Restricted Share Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 19, 2014)

10(c)	Form of Amendment of Annual and/or Long-Term Performance Share Awards

11	Computation of Earnings Per Share

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Chief Executive Officer
February 4, 2015

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder Vice President, Chief Financial Officer
February 4, 2015

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed November 3, 2014)
10(a)	Summary of Director and Named Executive Officer Compensation
10(b)	Restricted Share Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 19, 2014)
10(c)	Form of Amendment of Annual and/or Long-Term Performance Share Awards
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document