Form 10-Q
period 2015-03-31
KIMBALL INTERNATIONAL INC
filed 2015-05-06
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant's common stock as of April 23, 2015 was:
Class A Common Stock - 832,492 shares
Class B Common Stock - 37,724,877 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	March 31, 2015	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$49,968	$136,624
Receivables, net of allowances of $2,256 and $2,345, respectively	44,692	175,695
Inventories	34,675	140,475
Prepaid expenses and other current assets	33,384	46,998
Total current assets	162,719	499,792
Property and Equipment, net of accumulated depreciation of $200,279 and $358,493, respectively	91,249	188,833
Goodwill	—	2,564
Other Intangible Assets, net of accumulated amortization of $36,204 and $61,912, respectively	2,647	4,191
Other Assets	15,387	26,766
Total Assets	$272,002	$722,146

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$27	$25
Accounts payable	55,650	174,436
Dividends payable	1,947	1,883
Accrued expenses	49,740	77,256
Total current liabilities	107,364	253,600
Other Liabilities:
Long-term debt, less current maturities	244	268
Other	18,191	26,745
Total other liabilities	18,435	27,013
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 853,000 and 11,212,000, respectively	42	560
Class B - Shares authorized: 100,000,000 Shares issued: 42,172,000 and 31,813,000, respectively	2,109	1,591
Additional paid-in capital	2,990	6,269
Retained earnings	191,900	487,040
Accumulated other comprehensive income	1,193	2,440
Less: Treasury stock, at cost:
Class A - 0 and 3,505,000 shares, respectively	—	(42,198)
Class B - 4,467,000 and 1,082,000 shares, respectively	(52,031)	(14,169)
Total Share Owners' Equity	146,203	441,533
Total Liabilities and Share Owners' Equity	$272,002	$722,146
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2015	2014	2015	2014
Net Sales	$145,943	$125,108	$441,807	$405,959
Cost of Sales	101,936	88,491	304,021	281,290
Gross Profit	44,007	36,617	137,786	124,669
Selling and Administrative Expenses	38,508	37,692	125,435	122,606
Restructuring Expense	388	—	3,723	—
Operating Income (Loss)	5,111	(1,075)	8,628	2,063
Other Income (Expense):
Interest income	61	36	151	144
Interest expense	(6)	(6)	(18)	(19)
Non-operating income, net	290	9	140	1,566
Other income, net	345	39	273	1,691
Income (Loss) from Continuing Operations Before Taxes on Income	5,456	(1,036)	8,901	3,754
Provision (Benefit) for Income Taxes	574	(999)	2,503	694
Income (Loss) from Continuing Operations	$4,882	$(37)	$6,398	$3,060
Income from Discontinued Operations, Net of Tax	—	7,245	9,157	22,553
Net Income	$4,882	$7,208	$15,555	$25,613

Earnings Per Share of Common Stock:
Basic Earnings (Loss) Per Share from Continuing Operations:
Class A	$0.12	$(0.01)	$0.14	$0.07
Class B	$0.13	$0.00	$0.17	$0.08
Diluted Earnings (Loss) Per Share from Continuing Operations:
Class A	$0.12	$(0.01)	$0.14	$0.07
Class B	$0.13	$0.00	$0.17	$0.08
Basic Earnings Per Share:
Class A	$0.12	$0.18	$0.38	$0.65
Class B	$0.13	$0.19	$0.40	$0.67
Diluted Earnings Per Share:
Class A	$0.12	$0.18	$0.37	$0.65
Class B	$0.13	$0.19	$0.40	$0.66

Dividends Per Share of Common Stock:
Class A	$0.050	$0.045	$0.145	$0.135
Class B	$0.050	$0.050	$0.150	$0.150

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	38,747	38,437	38,773	38,394
Diluted	39,115	38,437	39,102	38,838
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$4,882			$7,208
Other comprehensive income (loss):
Foreign currency translation adjustments	$—	$—	$—	$54	$(33)	$21
Postemployment severance actuarial change	45	(17)	28	451	(180)	271
Derivative gain	—	—	—	362	(94)	268
Reclassification to (earnings) loss:
Derivatives	—	—	—	468	(104)	364
Amortization of prior service costs	41	(16)	25	71	(28)	43
Amortization of actuarial change	(69)	27	(42)	80	(33)	47
Other comprehensive income (loss)	$17	$(6)	$11	$1,486	$(472)	$1,014
Total comprehensive income			$4,893			$8,222

	Nine Months Ended			Nine Months Ended
	March 31, 2015			March 31, 2014
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$15,555			$25,613
Other comprehensive income (loss):
Foreign currency translation adjustments	$(6,070)	$—	$(6,070)	$4,937	$(304)	$4,633
Postemployment severance actuarial change	698	(277)	421	573	(229)	344
Derivative gain (loss)	2,513	(416)	2,097	(536)	70	(466)
Reclassification to (earnings) loss:
Derivatives	(1,484)	291	(1,193)	1,085	(211)	874
Amortization of prior service costs	177	(70)	107	214	(85)	129
Amortization of actuarial change	(146)	58	(88)	274	(110)	164
Other comprehensive income (loss)	$(4,312)	$(414)	$(4,726)	$6,547	$(869)	$5,678
Total comprehensive income			$10,829			$31,291
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Nine Months Ended
	March 31
	2015	2014
Cash Flows From Operating Activities:
Net income	$15,555	$25,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,527	23,588
Loss on sales of assets	916	344
Restructuring and asset impairment charges	930	1,509
Deferred income tax and other deferred charges	(1,434)	(7,780)
Stock-based compensation	5,217	5,071
Excess tax benefits from stock-based compensation	(1,157)	(43)
Other, net	1,220	404
Change in operating assets and liabilities:
Receivables	(4,292)	6,553
Inventories	(18,969)	(7,925)
Prepaid expenses and other current assets	(6,122)	(337)
Accounts payable	8,449	5,780
Accrued expenses	(4,819)	12,073
Net cash provided by operating activities	12,021	64,850
Cash Flows From Investing Activities:
Capital expenditures	(24,095)	(24,848)
Proceeds from sales of assets	2,302	1,724
Purchases of capitalized software	(1,178)	(501)
Other, net	(176)	813
Net cash used for investing activities	(23,147)	(22,812)
Cash Flows From Financing Activities:
Transfer of cash and cash equivalents to Kimball Electronics, Inc.	(63,006)	—
Change in capital leases and long-term debt	(22)	(21)
Dividends paid to Share Owners	(5,729)	(5,625)
Repurchases of common stock	(2,828)	—
Excess tax benefits from stock-based compensation	1,157	43
Repurchase of employee shares for tax withholding	(3,842)	(1,953)
Net cash used for financing activities	(74,270)	(7,556)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(1,260)	264
Net (Decrease) Increase in Cash and Cash Equivalents	(86,656)	34,746
Cash and Cash Equivalents at Beginning of Period	136,624	103,600
Cash and Cash Equivalents at End of Period	$49,968	$138,346
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$11,908	$12,189
Interest expense	$30	$28
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

Note 2. Spin-Off Transaction
On October 31, 2014 (“Distribution Date”), we completed the spin-off of our Electronic Manufacturing Services (“EMS”) segment by distributing the related shares of Kimball Electronics, Inc. (“Kimball Electronics”), on a pro rata basis, to the Company's Share Owners of record as of October 22, 2014 (“the Record Date”). On the Distribution Date, each of the Company's Share Owners received three shares of Kimball Electronics for every four shares of the Company held by such Share Owner on the Record Date. After the Distribution Date, the Company does not beneficially own any Kimball Electronics shares and Kimball Electronics is an independent publicly traded company. Kimball International, Inc. trades on the NASDAQ under the ticker symbol “KBAL” and Kimball Electronics, Inc. trades on the NASDAQ under the ticker symbol “KE”.
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

The EMS segment was reclassified to discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. Summarized financial results of discontinued operations through the October 31, 2014 spin-off date, were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands, Except Per Share Data)	2015	2014	2015	2014
Net Sales	$—	$185,680	$275,551	$542,580
Income Before Taxes on Income	—	9,559	13,098	28,926
Provision for Income Taxes	—	2,314	3,941	6,373
Income from Discontinued Operations, Net of Tax	$—	$7,245	$9,157	$22,553
Income From Discontinued Operations per Class B Diluted Share	$—	$0.19	$0.23	$0.58
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

Note 3. Recent Accounting Pronouncements and Supplemental Information
Recent Accounting Pronouncements:
In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on customer’s accounting for cloud computing fees and provided criteria for customers in a cloud computing arrangement to use to determine whether the arrangement includes a license of software.  The guidance clarifies that a software license included in a cloud computing arrangement should be accounted for consistent with the acquisition of other software licenses, whereas a cloud computing arrangement that does not include a software license should be accounted for as a service contract. The guidance is effective for our first quarter of fiscal year 2017 financial statements, and allows for the use of either a prospective or retrospective transition method. We have not yet selected a transition method nor determined the effect of this guidance on our consolidated financial statements.
In June 2014, the FASB provided explicit guidance on how to account for share-based payments granted to employees in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The guidance will be applied prospectively for our first quarter fiscal year 2017 financial statements.  We do not expect the adoption to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In April 2015, the FASB proposed a deferral of the effective date for this new revenue standard by one year, which would make the guidance effective for our first quarter fiscal year 2019 financial statements using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. We have not yet selected a transition method nor determined the effect of this guidance on our consolidated financial statements.
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
Our 10.5% effective tax rate for the third quarter of fiscal year 2015 was favorably impacted by $1.1 million of releases of income tax reserves upon the expiration of statutes of limitation and $0.4 million of tax accrual adjustments. The third quarter fiscal year 2014 effective tax rate of 96.4% was favorably impacted by tax adjustments of $0.4 million on a pre-tax loss.
Our effective tax rate for the first nine months of fiscal year 2015 of 28.1% was favorably impacted by $1.1 million of releases of income tax reserves upon the expiration of statutes of limitation and $0.4 million of tax accrual adjustments, which were partially offset by a $0.4 million adjustment to deferred taxes as our combined state tax rate is lower post spin-off. Our effective tax rate for the first nine months of fiscal year 2014 of 18.5% was favorably impacted by both a $0.7 million decrease in a deferred tax asset valuation allowance and a $0.4 million tax accrual adjustment.

Non-operating Income, net:
The non-operating income, net line item includes the impact of such items as fair value adjustments on Supplemental Employee Retirement Plan (“SERP”) investments, foreign currency rate movements and related derivative gain or loss, investment gain or loss, non-production rent income, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain (loss) on SERP investments is offset by a change in the SERP liability that is recognized in selling and administrative expenses.
Components of the Non-operating income, net line, from continuing operations were:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2015	2014	2015	2014
Foreign Currency/Derivative Gain (Loss)	$2	$(40)	$(40)	$(56)
Gain on Supplemental Employee Retirement Plan Investments	353	187	519	2,041
Other	(65)	(138)	(339)	(419)
Non-operating income, net	$290	$9	$140	$1,566

Note 4. Inventories
Inventory components were as follows:

(Amounts in Thousands)	March 31, 2015	June 30, 2014
Finished products	$26,208	$37,373
Work-in-process	1,955	13,808
Raw materials	20,907	103,083
Total FIFO inventory	49,070	154,264
LIFO reserve	(14,395)	(13,789)
Total inventory	$34,675	$140,475
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three and nine-month periods ended March 31, 2015 and 2014 was immaterial. The reduction in FIFO inventory from June 30, 2014 to March 31, 2015 was due primarily to the spin-off of Kimball Electronics, Inc. from Kimball International, Inc. on October 31, 2014.

Note 5. Accumulated Other Comprehensive Income (Loss)
During the three months ended March 31, 2015 and 2014, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$—	$—	$(30)	$1,212	$1,182
Other comprehensive income (loss) before reclassifications	—	—	—	28	28
Reclassification to (earnings) loss	—	—	25	(42)	(17)
Net current-period other comprehensive income (loss)	—	—	25	(14)	11
Balance at March 31, 2015	$—	$—	$(5)	$1,198	$1,193

Balance at December 31, 2013	$5,467	$(4,583)	$(206)	$509	$1,187
Other comprehensive income (loss) before reclassifications	21	268	—	271	560
Reclassification to (earnings) loss	—	364	43	47	454
Net current-period other comprehensive income (loss)	21	632	43	318	1,014
Balance at March 31, 2014	$5,488	$(3,951)	$(163)	$827	$2,201
During the nine months ended March 31, 2015 and 2014, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2014	$4,909	$(3,411)	$(120)	$1,062	$2,440
Other comprehensive income (loss) before reclassifications	(6,070)	2,097	—	421	(3,552)
Reclassification to (earnings) loss	—	(1,193)	107	(88)	(1,174)
Distribution of Kimball Electronics, Inc.	1,161	2,507	8	(197)	3,479
Net current-period other comprehensive income (loss)	(4,909)	3,411	115	136	(1,247)
Balance at March 31, 2015	$—	$—	$(5)	$1,198	$1,193

Balance at June 30, 2013	$855	$(4,359)	$(292)	$319	$(3,477)
Other comprehensive income (loss) before reclassifications	4,633	(466)	—	344	4,511
Reclassification to (earnings) loss	—	874	129	164	1,167
Net current-period other comprehensive income (loss)	4,633	408	129	508	5,678
Balance at March 31, 2014	$5,488	$(3,951)	$(163)	$827	$2,201

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	March 31,		March 31,
(Amounts in Thousands)	2015	2014	2015	2014
Derivative Gain (Loss) (1)	$—	$(364)	$1,193	$(874)	Income from Discontinued Operations, Net of Tax

Postemployment Benefits:
Amortization of Prior Service Costs (2)	$(26)	$(35)	$(106)	$(119)	Cost of Sales
	(15)	(26)	(58)	(64)	Selling and Administrative Expenses
	16	23	65	72	Provision (Benefit) for Income Taxes
	(25)	(38)	(99)	(111)	Income (Loss) from Continuing Operations
	$—	$(5)	$(8)	$(18)	Income from Discontinued Operations, Net of Tax

Amortization of Actuarial Gain (Loss) (2)	$38	$(44)	$68	$(154)	Cost of Sales
	31	(25)	65	(74)	Selling and Administrative Expenses
	(27)	27	(52)	90	Provision (Benefit) for Income Taxes
	42	(42)	81	(138)	Income (Loss) from Continuing Operations
	$—	$(5)	$7	$(26)	Income from Discontinued Operations, Net of Tax

Total Reclassifications for the Period	$17	$(80)	$(18)	$(249)	Income (Loss) from Continuing Operations
	—	(374)	1,192	(918)	Income from Discontinued Operations, Net of Tax
	$17	$(454)	$1,174	$(1,167)	Net Income
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

Note 6. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance institutions and can only be drawn upon in the event of Kimball's failure to pay its obligations to a beneficiary. As of March 31, 2015, we had a maximum financial exposure from unused standby letters of credit totaling $1.0 million. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of March 31, 2015 with respect to the standby letters of credit. Kimball also enters into commercial letters of credit to facilitate payments to vendors and from customers.
We have a contractual commitment with one supplier in the normal course of business that requires us to purchase a minimum amount of components, which could potentially result in a future obligation. The minimum purchase commitment for calendar year 2015 is 0.2 million Euro (approximately $0.2 million at March 31, 2015 exchange rates). We expect our purchases to exceed the minimum amount, and therefore no additional liability has been recorded as of March 31, 2015.
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.
Changes in the product warranty accrual for the nine months ended March 31, 2015 and 2014 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2015	2014
Product Warranty Liability at the beginning of the period	$3,221	$2,384
Additions to warranty accrual (including changes in estimates)	625	2,356
Settlements made (in cash or in kind)	(564)	(1,346)
Distribution of Kimball Electronics, Inc.	(910)	—
Product Warranty Liability at the end of the period	$2,372	$3,394

Note 7. Restructuring Expense
We recognized pre-tax restructuring expense related to continuing operations of $0.4 million and $3.7 million in the three and nine months ended March 31, 2015, respectively, and recognized no restructuring expense related to continuing operations in the three and nine months ended March 31, 2014. We utilize available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.
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
Key factors in the decision to consolidate the Post Falls operation into the Indiana facilities include the improvement of customer delivery, supply chain dynamics, and transportation costs. The transfer of work involves the start-up of metal fabrication capabilities in a Company-owned facility, along with the transfer of certain assembly operations into two additional company-owned facilities, all located in southern Indiana. The manufacturing capacity realignment will be carefully managed to mitigate customer disruptions. The consolidation activities began immediately after the announcement in November 2014, and we are actively marketing for sale the Post Falls, Idaho facility. Incremental capital for equipment purchases to transfer this operation to Indiana is approximately $5 million, exclusive of the capital reduction that is estimated to occur upon the sale of the Post Falls facility. No changes in operating income are anticipated until the later quarters of the transfer of work. When fully implemented by September 2016, we anticipate pre-tax savings of approximately $5 million per year thereafter.
The reduction of our plane fleet from two jets to one reduces our cost structure while aligning the plane fleet size with our needs following the spin-off of Kimball Electronics on October 31, 2014. Previously, one of our jets was used primarily for the successful strategy of transporting customers to visit our showrooms and manufacturing locations, while the remaining jet was used primarily for management travel. The plane used primarily for management travel was sold in the third quarter of fiscal year 2015. The sale of the plane resulted in a $0.2 million pre-tax gain in the third quarter of fiscal year 2015 which partially offset the impairment charge of $1.1 million recorded in the second quarter of fiscal year 2015. As a result of the aircraft fleet reduction, we expect to realize annual pre-tax savings of $0.8 million. In regards to the remaining jet, we believe that our location in rural Jasper, Indiana and the location of our manufacturing locations in small towns away from major metropolitan areas necessitates the need for the remaining jet to efficiently transport customers.
We currently estimate that the pre-tax restructuring charges will be approximately $9.9 million, with $3.7 million recorded in the nine months ended March 31, 2015 and the remainder expected to be incurred over the remaining anticipated transition period. The restructuring charges are expected to consist of approximately $5.6 million of transition, training, and other employee costs, $3.1 million of plant closure and other exit costs, and $1.2 million of non-cash asset impairment. Approximately 88% of the total cost estimate is expected to be cash expense.

Summary of Restructuring Plan:
	Accrued June 30, 2014	Nine Months Ended March 31, 2015				Total Charges Incurred Since Plan Announcement	Total Expected Plan Costs
(Amounts in Thousands)		Amounts Charged Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Accrued March 31, 2015 (1)

Capacity Realignment and Post Falls, Idaho Exit
Transition and Other Employee Costs	$—	$2,006	$—		$2,006	$2,006	$5,432
Asset Write-downs	—	—	108	(108)	—	108	334
Plant Closure and Other Exit Costs	—	563	—	(563)	—	563	3,113
Total	$—	$2,569	$108	$(671)	$2,006	$2,677	$8,879
Plane Fleet Reduction
Transition and Other Employee Costs	$—	$224	$—	$(224)	$—	$224	$224
Asset Write-downs	—	—	822	(822)	—	822	822
Total	$—	$224	$822	$(1,046)	$—	$1,046	$1,046
Total Restructuring Plan	$—	$2,793	$930	$(1,717)	$2,006	$3,723	$9,925

(1)	The accrued restructuring balance at March 31, 2015 includes $0.5 million recorded in current liabilities and $1.5 million recorded in other long-term liabilities.

Note 8. Assets Held for Sale
At March 31, 2015, no assets were classified as held for sale. An aircraft which had been used primarily for management travel totaling $1.3 million was classified as held for sale during the second quarter of fiscal year 2015, and was subsequently sold during the third quarter of fiscal year 2015. We recognized a pre-tax gain of $0.2 million related to the sale of the aircraft during the third quarter of fiscal year 2015 which partially offsets the pre-tax impairment charge recorded in the second quarter of fiscal year 2015 of $1.1 million, due to the book value of the aircraft exceeding current fair market value estimates less selling costs. The impairment and gain are both recorded on the Restructuring Expense line of the Condensed Consolidated Statements of Income.
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the nine months ended March 31, 2015. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.
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

Recurring Fair Value Measurements:
As of March 31, 2015 and June 30, 2014, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	March 31, 2015
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$23,407	$—	$23,407
Derivatives: Foreign exchange contracts	—	—	—
Trading Securities: Mutual funds in nonqualified SERP	18,709	—	18,709
Total assets at fair value	$42,116	$—	$42,116
Liabilities
Derivatives: Foreign exchange contracts	$—	$—	$—
Total liabilities at fair value	$—	$—	$—

	June 30, 2014
(Amounts in Thousands)	Level 1	Level 2	Total
Assets
Cash equivalents	$103,845	$—	$103,845
Derivatives: Foreign exchange contracts	—	800	800
Trading Securities: Mutual funds in nonqualified SERP	23,106	—	23,106
Total assets at fair value	$126,951	$800	$127,751
Liabilities
Derivatives: Foreign exchange contracts	$—	$699	$699
Total liabilities at fair value	$—	$699	$699

The reduction in balances from June 30, 2014 to March 31, 2015 was due to the spin-off of the EMS segment on October 31, 2014. We had no purchases or sales of Level 3 assets during the three and nine months ended March 31, 2015.
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

Non-recurring fair value adjustment	Level	Valuation Technique/Inputs Used
Impairment of long-lived assets (property and equipment)	2	Market - Quoted market prices for similar assets sold, adjusted for features specific to the asset
During the three months ended March 31, 2015, we recognized a pre-tax gain of $0.2 million related to the sale of an aircraft which had been used primarily for management travel. During the nine months ended March 31, 2015, we classified the aircraft as held for sale and accordingly recognized a pre-tax impairment charge of $1.1 million due to the book value of the aircraft exceeding current fair market value estimates less selling costs which was partially offset by the gain recognized upon sale of $0.2 million. During the three months ended March 31, 2014, we had no fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date. During the nine months ended March 31, 2014, we classified another aircraft as held for sale and sold the aircraft, recognizing a pre-tax impairment of $1.2 million due to a significant downward shift in the market for private aviation aircraft.
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
As of March 31, 2015, after the spin-off of the EMS segment, we held no derivative instruments. As of June 30, 2014, the fair value of outstanding derivative instruments was recognized on the balance sheet as a derivative asset or liability. When derivatives were settled with the counterparty, the derivative asset or liability was relieved and cash flow was impacted for the net settlement. For derivative instruments that met the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument were initially recorded net of related tax effect in Accumulated Other Comprehensive Income (Loss), a component of Share Owners' Equity, and were subsequently reclassified into earnings in the period or periods during which the hedged transaction was recognized in earnings. The gain or loss associated with derivative instruments that were not designated as hedging instruments or that ceased to meet the criteria for hedging under FASB guidance was recognized in earnings.
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
Fair Value of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	March 31, 2015	June 30, 2014	Balance Sheet Location	March 31, 2015	June 30, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$599	Accrued expenses	$—	$241

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	201	Accrued expenses	—	458
Total derivatives		$—	$800		$—	$699

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2015	2014	2015	2014
Amount of Pre-Tax Gain or (Loss) Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$—	$362	$2,513	$(536)

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Nine Months Ended
(Amounts in Thousands)		March 31		March 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2015	2014	2015	2014
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Income from Discontinued Operations, Net of Tax	$—	$(468)	$1,484	$(1,085)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Income from Discontinued Operations, Net of Tax	$—	$174	$740	$(664)
Stock warrants	Non-operating income, net	—	(13)	—	(5)
Total		$—	$161	$740	$(669)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$—	$(307)	$2,224	$(1,754)

Note 11. Investments
Kimball maintains a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball recognizes SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding losses recognized in continuing operations for the nine months ended March 31, 2015 and 2014 were, in thousands, $121 and $160, respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	March 31, 2015	June 30, 2014
SERP investments - current asset	$9,384	$8,812
SERP investments - other long-term asset	9,325	14,294
Total SERP investments	$18,709	$23,106

SERP obligation - current liability	$9,384	$8,812
SERP obligation - other long-term liability	9,325	14,294
Total SERP obligation	$18,709	$23,106

The reduction in SERP investments and obligation from June 30, 2014 to March 31, 2015 was due primarily to the spin-off of Kimball Electronics on October 31, 2014.

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

The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2015	2014	2015	2014
Service cost	$131	$237	$521	$720
Interest cost	21	34	77	103
Amortization of prior service costs	41	71	177	214
Amortization of actuarial (income) loss	(69)	80	(146)	274
Net periodic benefit cost — Total cost	$124	$422	$629	$1,311
Less: Discontinued operations	—	81	81	265
Net periodic benefit cost — Continuing operations	$124	$341	$548	$1,046
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

Performance Units (1)	Quarter Awarded	Units	Grant Date Fair Value (4)
Relative Total Shareholder Return Awards	3rd Quarter	30,198	$11.48

Unrestricted Shares (2)	Quarter Awarded	Shares	Grant Date Fair Value (4)
Unrestricted Shares (Director Compensation)	1st Quarter	17,335	$16.01
Unrestricted Shares	2nd Quarter	17,529	$9.10

Restricted Share Units (3)	Quarter Awarded	Shares	Grant Date Fair Value (4)
Restricted Share Units	2nd Quarter	159,416	$9.10
Restricted Share Units	3rd Quarter	29,533	$9.06 - $10.08
(1) Performance units were awarded to key officers under the Company's Relative Total Shareholder Return (“RTSR”) program. Vesting occurs at June 30, 2017. Participants will earn from 0% to 200% of the target award depending upon how the compound annual growth rate of Kimball International common stock ranks within the peer group at the end of the performance period.
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
(3) Restricted share units (“RSU”) were awarded to officers and key employees. Vesting occurs at June 30, 2015, June 30, 2016, and June 30, 2017. Upon vesting, the outstanding number of RSUs and the value of dividends accumulated over the vesting period are converted to shares of common stock.
(4) The grant date fair value of RTSR awards was calculated using a Monte Carlo simulation. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. The grant date fair value of the unrestricted shares and restricted share units was based on the stock price at the date of the award.

Note 14. Variable Interest Entities
Kimball's involvement with a variable interest entity (“VIE”) is limited to a situation in which we are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the VIE's economic performance. Thus, consolidation is not required.
Our involvement with the VIE is limited to a note receivable related to the sale of an Indiana facility. The carrying value of the note receivable, net of a $0.5 million allowance, was $0.9 million as of both March 31, 2015 and June 30, 2014. For both periods, the short-term portion of the carrying value was included on the Receivables line and the long-term portion of the carrying value was included on the Other Assets line of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIE, and thus our exposure and risk of loss related to the VIE is limited to the carrying value of the notes receivable. Kimball did not provide additional financial support to the VIE during the quarter ended March 31, 2015.

Note 15. Credit Quality and Allowance for Credit Losses of Notes Receivable
Kimball monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. We hold collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of March 31, 2015 and June 30, 2014, Kimball had no material past due outstanding notes receivable.

	As of March 31, 2015			As of June 30, 2014
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,358	$489	$869	$1,392	$489	$903
Other Notes Receivable	452	143	309	223	149	74
Total	$1,810	$632	$1,178	$1,615	$638	$977

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
At March 31, 2015, we had $1.0 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
Kimball International, Inc. (the “Company,” “Kimball,” “we,” “us,” or “our”) is a leading manufacturer of design driven, technology savvy, high quality furnishings sold under the Company’s family of brands: National Office Furniture, Kimball Office and Kimball Hospitality. Our diverse portfolio provides solutions for the workplace, learning, healing, and hospitality environments. Customers can access our products globally through a variety of distribution channels.  Recognized with a reputation for excellence as a trustworthy company by Forbes, Kimball International is committed to a high performance culture that is committed to sound ethics, continuous improvement, and social responsibility.
Key economic indicators currently point toward continued strengthening in the overall economy. However, events such as the decline in oil prices and the strengthening of the US dollar as well as other uncertainties may pose a threat to our future growth as they have the tendency to cause disruption in business strategy, execution, and timing in many of the markets in which we compete.
In relation to the office furniture industry, the Business and Institutional Furniture Manufacturer Association (“BIFMA”) forecast (by IHS as of February 2015) projects a year-over-year increase of 9% for calendar year 2015. The forecast for two of the leading indicators for the hospitality furniture market (January 2015 PwC and March 2015 PKF Hospitality Research reports) include an increase in occupancy rates of 1% to 2% and an increase in RevPAR (Revenue Per Available Room) of 7% for calendar year 2015 over calendar year 2014.
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
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facility, was $79.0 million at March 31, 2015.
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

•	While both the hospitality and office furniture markets are expanding, we continue to see volatility in order rates which in turn can impact our operating results.

•
Globalization continues to reshape not only the markets in which we operate but also our key customers and competitors. In addition, demand is increasing for hospitality furniture manufactured in the U.S., and we are shifting focus of underutilized manufacturing capacity to fill this need.

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
The EMS business was reclassified to discontinued operations for all periods presented. Financial results of the discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands, Except Per Share Data)	2015	2014	2015	2014
Net Sales of Discontinued Operations	$0	$185,680	$275,551	$542,580
Income from Discontinued Operations, Net of Tax	$0	$7,245	$9,157	$22,553
Income From Discontinued Operations per Class B Diluted Share	$0.00	$0.19	$0.23	$0.58

Financial Overview

	At or for the Three Months Ended			For the Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2015	2014	% Change	2015	2014	% Change
Net Sales	$145.9	$125.1	16.7%	$441.8	$406.0	8.8%
Gross Profit	44.0	36.6	20.2%	137.8	124.7	10.5%
Selling and Administrative Expense	38.5	37.7	2.2%	125.4	122.6	2.3%
Restructuring Expense	0.4	—		3.7	—
Operating Income (Loss)	5.1	(1.1)	575.4%	8.6	2.1	318.2%
Operating Income (Loss) %	3.5%	(0.9%)		2.0%	0.5%
Income (Loss) from Continuing Operations	4.9	—		6.4	3.1
Open Orders	$104.5	$85.6	22.1%

Net Sales by End Market Vertical
	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2015	2014	% Change	2015	2014	% Change
Education	$7.9	$6.4	23%	$28.5	$30.0	(5%)
Finance	13.1	16.4	(20%)	42.0	48.2	(13%)
Government	18.6	17.3	8%	73.1	65.1	12%
Healthcare	14.5	13.1	11%	43.9	44.9	(2%)
Hospitality	42.0	30.9	36%	102.7	88.3	16%
Other Commercial	49.8	41.0	21%	151.6	129.5	17%
Total Net Sales	$145.9	$125.1	17%	$441.8	$406.0	9%
The following operating results discussions are based on income from continuing operations and therefore exclude all income statement activity of the discontinued operations.
Third quarter fiscal year 2015 consolidated net sales were $145.9 million compared to third quarter fiscal year 2014 net sales of $125.1 million, or a 17% increase. Increased sales within the hospitality, other commercial, education, healthcare, and government vertical markets more than offset lower sales within the finance vertical market. Consolidated net sales for the first nine months of fiscal year 2015 were $441.8 million compared to net sales of $406.0 million for the first nine months of fiscal year 2014, or a 9% increase. For the year-to-date period increased sales within the other commercial, hospitality, and government vertical markets more than offset lower sales within the finance, education, and healthcare vertical markets. Increased volume and to a lesser extent the positive impact of price increases drove the net sales increase. For both the quarter and year-to-date periods, our hospitality vertical market sales improved over the prior year on strength in sales of non-custom hospitality furniture, and the government vertical market is showing momentum as government sales steadily recover from recession levels. The sales increase in our other commercial vertical market is broad based as business conditions remain strong in both day-to-day and project business fueled in part by new product and marketing initiatives. The sales decline in the finance vertical market is due in part to the trend toward smaller footprint offices and lower cost products being selected. Vertical market sales levels can fluctuate depending on the mix of projects in a given quarter.
In the third quarter of fiscal year 2015 we recorded income from continuing operations of $4.9 million and earnings per Class B diluted share of $0.13, inclusive of $0.2 million, or $0.01 per Class B diluted share, of after-tax restructuring charges, and $0.2 million, or less than $0.01 cent per Class B diluted share, of after-tax costs related to the spin-off of our EMS segment which was completed on October 31, 2014. We recorded approximate break-even earnings from continuing operations, or zero cents per

Class B diluted share in the third quarter of fiscal year 2014, inclusive of $0.4 million, or $0.01 per Class B diluted share, of after-tax costs related to the spin-off of our EMS segment.
In the first nine months of fiscal year 2015 we recorded income from continuing operations of $6.4 million, or $0.17 per Class B diluted share, inclusive of $2.3 million, or $0.05 per Class B diluted share, of after-tax restructuring charges, and $3.1 million, or $0.08 per Class B diluted share, of after-tax external costs related to the spin-off of our EMS segment. We recorded income from continuing operations of $3.1 million, or $0.08 per Class B diluted share in the first nine months of fiscal year 2014, inclusive of $0.4 million, or $0.01 per Class B diluted share, of after-tax costs related to the spin-off of our EMS segment.
Open orders at March 31, 2015 increased 22% when compared to the open order level as of March 31, 2014 as demand for both office furniture and hospitality furniture products remained strong. Open orders at a point in time may not be indicative of future sales trends.
Gross profit as a percent of net sales increased 0.9 and 0.5 of a percentage point in the third quarter and year-to-date periods of fiscal year 2015 compared to the third quarter and year-to-date periods of fiscal year 2014. The increase in gross profit as a percent of net sales was driven by the favorable impact of price increases and the benefit of leverage gained on higher sales volumes. The aforementioned improvements were partially offset by an unfavorable shift in sales mix to lower margin product and higher product discounting.
As a percent of net sales, selling and administrative expenses in the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014 decreased 3.8 percentage points due to the increased sales volumes. In absolute dollars, selling and administrative expenses in the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014 increased 2.2%. Increased commission expenses related to the increased sales volumes and higher costs related to new product introductions were partially offset by lower employee benefit expenses.
As a percent of net sales, selling and administrative expenses in the year-to-date period of fiscal year 2015 compared to the same period of fiscal year 2014 decreased 1.8 percentage points, due to the increased sales volumes. In absolute dollars, selling and administrative expenses in the year-to-date period of fiscal year 2015 compared to the same period of fiscal year 2014 increased 2.3%. Expenses of $3.1 million were incurred in the year-to-date period of fiscal year 2015 related to the spin-off of our EMS business, a majority of which were for legal services and asset impairment as compared to $0.4 million of spin-off related expenses in the year-to-date period of fiscal year 2014. In addition, higher sales and marketing expenses, higher costs related to new product introductions, and higher commission expense related to the increased sales volumes contributed to the higher selling and administrative expenses. We had a favorable variance within selling and administrative expenses of $1.5 million for the year-to-date period related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (“SERP”) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on income from continuing operations. Also impacting the year-to-date comparison, we had a favorable year-over-year variance driven by a $1.2 million impairment charge related to the decision to downsize the plane fleet from three jets to two in the first quarter of fiscal year 2014.
In November 2014, we approved a capacity utilization restructuring plan which includes the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one. The jet was sold in the third quarter of fiscal year 2015, and as a result of the aircraft fleet reduction, we expect to realize pre-tax annual savings of $0.8 million. The remaining jet is primarily used for customer tours of production facilities and showrooms. We recognized pre-tax restructuring expense related to continuing operations of $0.4 million and $3.7 million in the three and nine months ended March 31, 2015, respectively, and recognized no restructuring expense in the three and nine months ended March 31, 2014. See Note 7 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further information on restructuring.

Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2015	2014	2015	2014
Interest Income	$61	$36	$151	$144
Interest Expense	(6)	(6)	(18)	(19)
Foreign Currency/Derivative Gain (Loss)	2	(40)	(40)	(56)
Gain on Supplemental Employee Retirement Plan Investments	353	187	519	2,041
Other	(65)	(138)	(339)	(419)
Other Income, net	$345	$39	$273	$1,691
Our effective tax rate for the first nine months of fiscal year 2015 of 28.1% was favorably impacted by $1.1 million of releases of income tax reserves upon the expiration of statutes of limitation and $0.4 million of tax accrual adjustments which both decreased our fiscal 2015 year-to-date tax expense and effective tax rate and were partially offset by a $0.4 million adjustment to deferred taxes as our combined state tax rate is lower post spin-off. Our effective tax rate for the first nine months of fiscal year 2014 of 18.5% was favorably impacted by both a $0.7 million decrease in our deferred tax asset valuation allowance and a $0.4 million tax accrual adjustment.
The June 30, 2014 balance sheet was prior to the spin-off transaction which was completed on October 31, 2014, thus includes the Kimball Electronics balances. Comparing the balance sheet as of March 31, 2015 to June 30, 2014, excluding the impact of the spin-off of Kimball Electronics, hospitality inventory levels increased primarily due to port congestion and lead time requirements of select customers.

Liquidity and Capital Resources
The June 30, 2014 balance sheet includes the discontinued operations resulting from the spin-off of Kimball Electronics while the March 31, 2015 balance sheet is post-spin and thus does not include the discontinued operations. Likewise the cash flow statement includes Kimball Electronics activity up to the October 31, 2014 completion of spin-off.
Our cash and cash equivalents position declined to $50.0 million at March 31, 2015 from $136.6 million at June 30, 2014, primarily due to the transfer of $63.0 million of cash to Kimball Electronics in conjunction with the spin-off.
Working capital at March 31, 2015 was $55.4 million compared to working capital of $246.2 million at June 30, 2014. The current ratio was 1.5 at March 31, 2015 and 2.0 at June 30, 2014. The change in working capital and current ratio was primarily driven by the spin-off of Kimball Electronics.
Kimball's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facilities, totaled $79.0 million at March 31, 2015. We had no short-term borrowings outstanding as of March 31, 2015 or June 30, 2014.
Cash Flows
Cash flows include Kimball Electronics cash flows through the October 31, 2014 spin-off date, as cash management was centralized prior to the spin-off. Cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flow statement category on the Company’s Condensed Consolidated Statements of Cash Flows.
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2015 and 2014.

	Nine Months Ended
	March 31
(Amounts in millions)	2015	2014
Net cash provided by operating activities	$12,021	$64,850
Net cash used for investing activities	$(23,147)	$(22,812)
Net cash used for financing activities	$(74,270)	$(7,556)

Cash Flows from Operating Activities
For the first nine months of fiscal years 2015 and 2014, net cash provided by operating activities was $12.0 million and $64.9 million, respectively. Changes in working capital balances used $25.8 million of cash in the first nine months of fiscal year 2015 and provided $16.1 million in the first nine months of fiscal year 2014.
The $25.8 million usage of cash from changes in working capital balances in the first nine months of fiscal year 2015 was primarily driven by increases in our inventory balance. Approximately half of the $19.0 million usage of cash for inventory was driven by increased inventory levels in our furniture operations while the remainder was related to inventory fluctuations of the discontinued EMS business prior to the spin date. The $16.1 million cash provided by changes in working capital balances in the first nine months of fiscal year 2014 was driven by $12.1 million of increased accrued expenses largely due to higher accrued profit-based incentive compensation.
As estimated on a continuing operations basis, our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the nine-month periods ended March 31, 2015 and March 31, 2014 was approximately 30 days and approximately 32 days, respectively. The favorable variance was driven by improved collection results. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day's net sales. As estimated on a continuing operations basis, our Production Days Supply on Hand (“PDSOH”) of inventory measure for the nine-month period ended March 31, 2015 increased to approximately 44 days from approximately 39 days from the nine-month period ended March 31, 2014. The PDSOH increase was driven by increased inventory levels to support growth and also resulting from port congestion. We define PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.
Cash Flows from Investing Activities
During the first nine months of both fiscal years 2015 and 2014, we reinvested $25.3 million into capital investments for the future. The current year-to-date capital investments were primarily for improvements to a sales and marketing facility which will showcase product in a working environment, improvements to showrooms and manufacturing facilities, and manufacturing equipment in our continuing furniture business and to a lesser extent for manufacturing equipment in our discontinued EMS business prior to spin-off. The prior-year-to-date capital investments were primarily for manufacturing equipment in our discontinued EMS business and the continuing furniture business.
Cash Flows from Financing Activities
Kimball transferred $63.0 million of cash to Kimball Electronics in conjunction with the spin-off and paid $5.7 million of dividends in the nine-month period ended March 31, 2015 and paid $5.6 million of dividends in the nine-month period ended March 31, 2014. Consistent with our historical dividend policy, the Company's Board of Directors evaluates the appropriate dividend payment on a quarterly basis. During fiscal year 2015, we repurchased shares pursuant to a previously announced stock repurchase program which drove cash outflow of $2.8 million.
Credit Facility
On the October 31, 2014 spin off date, we entered into a new $30 million credit facility with a maturity date of October 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55 million at our request, subject to the consent of the participating banks. At both March 31, 2015 and June 30, 2014, we had no short-term borrowings outstanding. At March 31, 2015, we had $1.0 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. The complete credit agreement was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on November 3, 2014.
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
We were in compliance with all debt covenants of this current credit facility from October 31, 2014 through March 31, 2015, and prior to October 31, 2014 we were also in compliance with the debt covenants of the credit facilities held at that time.

The table below compares the adjusted leverage ratio and fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	March 31, 2015	Credit Agreement	Excess
Adjusted Leverage Ratio	(1.14)	3.00	4.14
Fixed Charge Coverage Ratio	512.54	1.10	511.44
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to meet our working capital and other operating needs for at least the next 12 months. During the remainder of fiscal year 2015, we may continue to repurchase shares if conditions are favorable. We also expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
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
Fair Value
During the third quarter of fiscal year 2015, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Prior to the spin-off of Kimball Electronics, Inc., our foreign currency derivatives, which were classified as level 2 assets/liabilities, were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
See Note 9 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball's summary of contractual obligations under the caption, “Contractual Obligations” in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 which was the first quarter following the spin-off of our EMS segment on October 31, 2014.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are limited to standby letters of credit and operating leases entered into in the normal course of business and a minimum purchase contract with a supplier. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 6 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on standby letters of credit. We do not have material exposures to trading activities of non-exchange traded contracts.
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

•
Sales returns and allowances — Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sales, resulting in a reduction of revenue. These estimates may change over time causing the provisions to be adjusted accordingly. At March 31, 2015 and June 30, 2014, the reserve for returns and allowances was $0.8 million and $1.3 million, respectively. The returns and allowances reserve approximated 1% to 2% of gross trade receivables during the two-year period preceding March 31, 2015.

•
Allowance for doubtful accounts — Our estimate for the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as aging, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to determine the final allowance for credit losses on the trade accounts receivable and notes receivable. The allowance for doubtful accounts at March 31, 2015 and June 30, 2014 was $1.9 million and $1.8 million. During the two-year period preceding March 31, 2015, this reserve approximated 1% of gross trade accounts receivable prior to the spin-off, and approximated 4% of post-spin gross trade accounts receivable.

Self-insurance reserves — We are self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At March 31, 2015 and June 30, 2014, our accrued liabilities for self-insurance exposure were $2.6 million and $4.2 million, respectively.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $2.8 million and $3.8 million at March 31, 2015 and June 30, 2014, respectively. The reduction was driven by releases of reserves upon the expiration of statutes of limitation.

New Accounting Standards
See Note 3 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, the ability to fully realize the expected benefits of the spin-off of our former EMS segment, the successful completion of the restructuring plan, the continuation of share repurchases, adverse changes in the global economic conditions, increased global competition, significant reduction in customer order patterns, loss of key customers or suppliers, financial stability of key customers and suppliers, relationships with strategic customers and product distributors, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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
Kimball maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in Kimball's internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. At March 31, 2015, 1.7 million shares remained available under the repurchase program.
The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1-January 31, 2015)	—	$—	—	2,000,000
Month #2 (February 1-February 28, 2015)	53,859	$9.48	53,859	1,946,141
Month #3 (March 1-March 31, 2015)	262,051	$9.89	262,051	1,684,090
Total	315,910	$9.82	315,910

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed November 3, 2014)

10(a)*	Summary of Director and Named Executive Officer Compensation

10(b)*	Form of Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 19, 2015)

11	Computation of Earnings Per Share

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Constitutes management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Chief Executive Officer
May 6, 2015

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder Vice President, Chief Financial Officer
May 6, 2015

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed November 3, 2014)
10(a)*	Summary of Director and Named Executive Officer Compensation
10(b)*	Form of Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 19, 2015)
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*Constitutes management contract or compensatory arrangement.