Form 10-K
period 2015-06-30
KIMBALL INTERNATIONAL INC
filed 2015-08-26
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Class A Common Stock is not publicly traded and, therefore, no market value is available, but it is convertible on a one-for-one basis for Class B Common Stock.  The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 31, 2014 (the last business day of the Registrant's most recently completed second fiscal quarter) was $340.0 million, based on 98.5% of Class B Common Stock held by non-affiliates.

The number of shares outstanding of the Registrant's common stock as of August 17, 2015 was:
          Class A Common Stock - 336,657 shares
          Class B Common Stock - 37,219,426 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 20, 2015, are incorporated by reference into Part III.

KIMBALL INTERNATIONAL, INC.
FORM 10-K INDEX

PART I
Forward-Looking Statements
This document contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These are statements made by management, using their best business judgment based upon facts known at the time of the statements or reasonable estimates, about future results, plans, or future performance and business of the Company. Such statements involve risk and uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. They should not be construed as a guarantee that such results or events will, in fact, occur or be realized as actual results may differ materially from those expressed in these forward-looking statements. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. We make no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required in current and quarterly periodic reports filed with the Securities and Exchange Commission (“SEC”) or otherwise by law.
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
At any time when we make forward-looking statements, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 where factors could cause actual results to differ materially from forward-looking statements.

Item 1 - Business
As used herein, the terms “Company,” “Kimball,” “we,” “us,” or “our” refer to Kimball International, Inc., the Registrant, and its subsidiaries. Reference to a year relates to a fiscal year, ended June 30 of the year indicated, rather than a calendar year unless the context indicates otherwise. Additionally, references to the first, second, third, and fourth quarters refer to those respective quarters of the fiscal year indicated.

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
In connection with the spin-off of Kimball Electronics, the Company and Kimball Electronics entered into several agreements covering administrative and tax matters to provide or obtain services on a transitional basis, as needed, for varying periods after the spin-off, including a separation and distribution agreement, a tax matters agreement, an employee matters agreement, and a transition services agreement. The administrative agreements cover various services such as information technology, human resources, taxation, and finance. The Company expects all transition services to be substantially complete within one year after the spin-off. The Company has retained all liabilities for U.S. federal, state, and local income taxes on income prior to the spin-off, as well as certain non-income taxes attributable to Kimball Electronics’ business. Kimball Electronics generally will be liable for all other taxes attributable to its business. In connection with the spin-off, the Company has adjusted its employee stock compensation awards and separated its retirement and post-employment benefit plans. The agreements listed above have been incorporated by reference as exhibits to this Annual Report on Form 10-K. The above summary of the agreements is qualified in its entirety by reference to the full text of the applicable agreements.
On October 30, 2014, holders of a sufficient number of shares of Class A common stock converted such shares into Class B common stock such that the number of outstanding shares of Class A common stock is, after such conversions, less than 15% of the total number of issued and outstanding shares of both Class A common stock and Class B common stock. Pursuant to the Company’s Amended and Restated Articles of Incorporation if at any time the number of shares of Class A common stock issued and outstanding is less than 15% of the total number of issued and outstanding shares of both Class A common stock and Class B common stock, then all of the rights, preferences, limitations and restrictions relating to Class B common stock shall become the same as the rights, preferences, limitations and restrictions of Class A common stock, without any further action of or by its Share Owners, and all distinctions between Class A common stock and Class B common stock shall be eliminated so that all shares of Class B common stock are equal to shares of Class A common stock with respect to all matters, including without limitation, dividend payments and voting rights. The elimination of such distinctions, which occurred on October 30, 2014, is referred to as the “stock unification.” As a result of the stock unification, Class A common stock and Class B common stock now vote as a single class (except as otherwise required by applicable law) on all matters submitted to a vote of the Company’s Share Owners. We have filed to deregister the shares of Class A Common Stock under the Exchange Act. It is expected that deregistration will become effective in September 2015. Deregistration will not affect the rights of Share Owners who choose to continue to hold their Class A shares. See Note 2 - Spin-Off Transaction of Notes to Consolidated Financial Statements for more information on the spin-off of our EMS segment.
The following disclosures within this Part I, have been recast to describe the continuing operations of Kimball International, Inc. after the spin-off.
Overview
Kimball was incorporated in Indiana in 1939. Our corporate headquarters is located at 1600 Royal Street, Jasper, Indiana.
Kimball is a leading manufacturer of design driven, technology savvy, high quality furnishings sold under the Company’s family of brands: National, Kimball Office, and Kimball Hospitality. Our diverse portfolio provides solutions for the workplace, learning, healing, and hospitality environments. Customers can access our products globally through a variety of distribution channels.  Recognized with a reputation for excellence as a trustworthy company and recognized with the Great Place to Work® designation, Kimball International is committed to a high performance culture with a foundation of sound ethics, continuous improvement, and social responsibility.
Kimball has been in the furniture business since 1950. Our core markets include furniture sold under the Kimball Office, National, and Kimball Hospitality brand names. Throughout all of the brands, the Company offers unlimited possibilities for creating functional environments that convey just the right image for each unique setting as furniture solutions are tailored to the end user's needs and demands. The workplace model is evolving to optimize human interaction, and Kimball Office and National provide furniture solutions which create spaces where people can connect. Our rich wood heritage and craftsmanship remain, while new products and mixed materials integrate into our product portfolio, satisfying the marketplace's need for multi-functional, open accommodations throughout all industries. Our furniture solutions are used in open floor plan areas, conference rooms, training rooms, private offices, lobby/reception areas, and dining/lounge areas with a vast mix of wood, metal, laminate, paint, and fabric options. Products include modern and classic desks, credenzas, seating, tables, collaborative workstations, contemporary cubicle systems, filing and storage units, and accessories. In addition, the Company introduced several new products designed specifically for the growing healthcare market. In the hospitality industry, Kimball Hospitality works with designers to create furniture which extends the unique ambiance of a property into guest rooms and public spaces by providing furniture solutions for hotel properties and mixed use developments. Products include, but are not limited to, headboards, desks, tables, dressers, entertainment centers, chests, wall panels, upholstered seating, task seating, cabinets, and vanities with a broad mix of wood, metal, stone, laminate, finish, and fabric options. The Company also has a trucking fleet and customer fulfillment centers to facilitate prompt delivery of products. Certain logistics services, such as backhauls, are sold on a contract basis, but the sales level is immaterial.
Production currently occurs in Company-owned or leased facilities located in the United States. In the United States, we have manufacturing facilities and showrooms in ten states and the District of Columbia. Financial information by geographic area for each of the three years in the period ended June 30, 2015 is included in Note 15 - Geographic Area Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.
Recent Business Changes
Capacity Utilization Restructuring Plan
In November 2014, we announced a capacity utilization restructuring plan which includes the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one.
Key factors in the decision to consolidate the Post Falls operation into the Indiana facilities include the improvement of customer delivery, supply chain dynamics, and transportation costs. The transfer of work involves the start-up of metal fabrication capabilities in a Company-owned facility, along with the transfer of certain assembly operations into two additional Company-owned facilities, all located in southern Indiana. The manufacturing capacity realignment will be carefully managed to mitigate customer disruptions. The consolidation activities began immediately after the announcement in November 2014, and we are actively marketing for sale the Post Falls, Idaho facility. We anticipate pre-tax savings of approximately $5 million per year after the plan is fully implemented which is expected to occur by September 2016.
The reduction of our plane fleet from two jets to one reduces our cost structure while aligning the plane fleet size with our needs following the spin-off of Kimball Electronics. Previously, one of our jets was used primarily for the successful strategy of transporting customers to visit our showrooms, offices, research and development center, and manufacturing locations, while the remaining jet was used primarily for management travel. The plane used primarily for management travel was sold in the third quarter of fiscal year 2015, and as a result, we began realizing the expected annual pre-tax savings of $0.8 million. In regards to the remaining jet, we believe that our location in rural Jasper, Indiana and the location of our manufacturing locations in small towns away from major metropolitan areas necessitates the need for the remaining jet to efficiently transport customers.
Other Recent Business Changes
Production within our existing facilities was expanded in fiscal years 2015 and 2013 to manufacture select hospitality furniture products domestically, improving our ability to meet customer requests for shorter lead times.
A production facility in Virginia was opened during fiscal year 2011 to manufacture upholstered seating, headboards, and other products for the Company's custom, program, and catalog offerings for hospitality guest rooms and public spaces.
Seasonality
The impact of seasonality on our sales revenue includes lower sales in the third quarter of our fiscal year due to the buying season of the government and lower sales of hospitality furniture during times of high hotel occupancy such as the summer months.
Locations
The Company's products as of June 30, 2015 were primarily produced at eleven plants: seven located in Indiana, two in Kentucky, and one each in Idaho and Virginia. In addition, select finished goods are purchased from external sources. The Company continually assesses manufacturing capacity and adjusts such capacity as necessary.
In addition, a facility in Indiana houses an education center for dealer and employee training, a research and development center (American Association for Laboratory Accreditation certified), and a product showroom. Furniture showrooms are maintained in eight additional cities in the United States. Office space is leased in Dongguan, Guangdong, China and Ho Chi Minh City, Vietnam to facilitate sourcing of select finished goods and components from the Asia Pacific Region.
Marketing Channels
Our furniture is marketed by sales representatives to end users, office furniture dealers, wholesalers, brokers, designers, purchasing companies, and catalog houses throughout North America and on an international basis.
We categorize our sales by the following vertical markets:
Education - Whether K-12, higher education, vocational training or any other learning institution, we understand that furniture for education needs to enhance learning and social environments. We offer quality, stylish solutions that we believe will make students and faculty more productive and comfortable.
Finance - Banking and financial offices require affordable, functional, and stylish environments. Our versatile and flexible furnishings offer sophisticated styles for reception areas, employee work spaces, executive offices, and boardrooms.
Government - We supply office furniture including desks, tables, seating, bookcases and filing and storage units for federal, state, and local government offices. We hold a GSA Multiple Award Schedule with General Services Administration Federal Supply Service. We also partner with multiple general purchasing organizations which assist public agencies such as state and local governments with office furniture purchases.
Healthcare - We offer products to value-conscious healthcare customers, including hospitals, clinics, physician office buildings, long-term care facilities, and assisted living facilities throughout the country.
Hospitality - We offer a complete package of product and service support to the hospitality industry. We partner with the most recognized hotel brands to meet their specific requirements for properties throughout the world.
Commercial - The largest portion of our business is in the commercial market. We are a full-facility provider offering products for a variety of office applications including: private office, open plan, lobby-lounge, conferencing, dining, and everything in between.

A table showing our net sales by end market vertical is included in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.
Major Competitive Factors
Our products are sold in the office furniture and hospitality furniture industries. These industries have similar major competitive factors which include price in relation to quality and appearance, the utility of the product, supplier lead time, reliability of on-time delivery, sustainability, and the ability to respond to requests for special and non-standard products. We offer payment terms similar to industry standards and in unique circumstances may grant alternate payment terms.
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
Our competition includes furniture manufacturers such as Steelcase Inc., Herman Miller, Inc., Knoll, Inc., HNI Corporation, and several other privately-owned furniture manufacturers.
Working Capital
The Company does not believe that it or the industry in general, has any special practices or special conditions affecting working capital items that are significant for understanding our furniture business. The Company does receive advance payments from customers on select furniture projects primarily in the hospitality industry.
Raw Material Availability
Certain components used in the production of furniture are manufactured internally and are generally readily available, as are other raw materials used in the production of wood and non-wood furniture. Certain fabricated seating components and wood frame assemblies as well as finished furniture products, which are generally readily available, are sourced on a global scale in an effort to provide quality products at the lowest total cost.
Order Backlog
The aggregate sales price of products pursuant to worldwide open orders, which may be canceled by the customer, was as follows:

(Amounts in Millions)	June 30, 2015	June 30, 2014
Order Backlog of Continuing Operations	$111.9	$97.2
Substantially all of the open orders as of June 30, 2015 are expected to be filled within the next fiscal year. Open orders may not be indicative of future sales trends.
Research and Development
Research and development activities include the development of manufacturing processes, engineering and testing procedures, major process improvements, new product development and product redesign, information technology initiatives, and wood related technologies.
Research and development costs were approximately:

	Year Ended June 30
(Amounts in Millions)	2015	2014	2013
Research and Development Costs of Continuing Operations	$7	$7	$6

Intellectual Property
We own the Kimball (registered trademark) trademark and we own the following trademarks which we believe are significant to the Company:
Registered Trademarks:  Acquaint, Beo, Bingo, Boyd, Cetra, Definition, Dock, Eloquence, Epicenter, Footprint, Fringe, Hum. Minds at Work, IntegraClear, Interworks, Jiminy, Mix-It, National, National. Furniture with Personality, Perks, Pura, Staccato, Traxx, WaveWorks, Xsite
Trademarks:  Aurora, Fold, Jewel, Lavoro, Mio, Myriad, Priority, Swift, Villa, Wish, Bloom (pending), Canopy (pending), Epic (pending), Essay (pending), Flip (pending), Kimball Health (pending), Kore (pending), Pairings (pending), Whimsy (pending), Xsede (pending)
We also own patents for the following products which we believe are significant to the Company:
Patents:  Acquaint, Aurora, Davari, Epic, Exhibit, Fluent, Mix-It, Priority, Swift, Villa, Wish, Xsite, Xsede (pending)
We also own other patents and trademarks and have certain other trademark and patent applications pending, which in our opinion are not significant to our business. Patents expire at various times depending on the patent's date of issuance.
Environment and Energy Matters
Our operations are subject to various federal, state, local, and foreign laws and regulations with respect to environmental matters. We believe that we are in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
We are dedicated to excellence, leadership, and stewardship in matters of protecting the environment and communities in which we have operations. Reinforcing our commitment to the environment, seven of our showrooms and two non-manufacturing locations were designed under the guidelines of the U.S. Green Building Council's LEED (Leadership in Energy and Environmental Design) for Commercial Interiors program. One manufacturing facility was designed under the LEED Operations and Maintenance program guidelines. We believe that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on our capital expenditures, earnings, or competitive position. We believe capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2017, will not represent a material portion of total capital expenditures during those years.
Our manufacturing operations require the use of natural gas and electricity. Federal and state regulations may control the allocation of fuels available to us, but to date we have experienced no interruption of production due to such regulations. In our wood furniture manufacturing plants a portion of energy requirements are satisfied internally by the use of our own scrap wood produced during the manufacturing of product.
Employees

	June 30 2015	June 30 2014
United States	2,828	2,783
Foreign Countries	66	61
Total Employees of Continuing Operations	2,894	2,844
Our U.S. operations and foreign sites are not subject to collective bargaining arrangements. We believe that our employee relations are good.
Available Information
The Company makes available free of charge through its website, http://www.ir.kimball.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. All reports the Company files with the SEC are also available via the SEC website, http://www.sec.gov, or may be read and copied at the SEC Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company's Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

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
We may not realize the potential benefits that we expect to achieve subsequent to the spin-off of our EMS segment into a new independent publicly traded company. The spin-off was completed on October 31, 2014, but spin-off related matters will likely continue to require time and attention of our management for the first half of fiscal year 2016. We may not realize the anticipated benefits from the spin-off as quickly as expected or at all. Any such difficulties or distractions could adversely affect our financial position, results of operations, or cash flows.
If the distribution or certain internal transactions undertaken relating to the spin-off do not qualify as tax-free transactions, the Company, its Share Owners as of the distribution date, and Kimball Electronics could be subject to substantial tax liabilities. On October 10, 2014 the Company received a favorable written tax ruling from the Internal Revenue Service (“IRS”) that the Company’s stock unification in connection with the spin-off will not cause the Company to recognize income or gain as a result of the unification. In addition, the Company has also received an opinion of Squire Patton Boggs (US) LLP to the effect that the distribution satisfies the requirements to qualify as a tax-free transaction (except for cash received in lieu of fractional shares) for U.S. federal income tax purposes to the Company, the Company’s Share Owners and Kimball Electronics under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”).
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
Furthermore, the tax opinion will not be binding on the IRS or the courts. Accordingly, the IRS or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in the tax opinion. If, notwithstanding our receipt of the tax opinion, the spin-off is determined to be taxable, then (i) the Company would be subject to tax as if it sold the Kimball Electronics common stock in a taxable sale for its fair market value; and (ii) each Share Owner who received Kimball Electronics common stock would be treated as receiving a distribution of property in an amount equal to the fair market value of the Kimball Electronics common stock that would generally result in varied tax liabilities for each Share Owner depending on the facts and circumstances.
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
Uncertain macroeconomic and industry conditions could adversely impact demand for our products and adversely affect operating results. Market demand for our products, which impacts revenues and gross profit, is influenced by a variety of economic and industry factors such as:

•	weakness in the global financial markets;

•	volatility and the cyclical nature of worldwide economic conditions;

•	global consumer confidence;

•	general corporate profitability of the end markets to which we sell;

•	credit availability to the end markets to which we sell;

•	white-collar unemployment rates;

•	commercial property vacancy rates;

•	new office construction and refurbishment rates;

•	deficit status of many governmental entities which may result in declining purchases of office furniture;

•	new hotel and casino construction and refurbishment rates.
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
We may be exposed to the credit risk of our customers who are adversely affected by weakness in market conditions. Weakness in market conditions may drive an elevated risk of potential bankruptcy of customers resulting in a greater risk of uncollectible outstanding accounts receivable. Accordingly, we intensely monitor our receivables and related credit risks. The realization of these risks could have a negative impact on our profitability.
Reduction of purchases by or the loss of a significant number of customers could reduce revenues and profitability. Significant declines in the level of purchases by customers or the loss of a significant number of customers, could have a material adverse effect on our business. A reduction of government spending could also have an adverse impact on our sales levels. We can provide no assurance that we will be able to fully replace any lost sales, which could have an adverse effect on our financial position, results of operations, or cash flows.
We operate in a highly competitive environment and may not be able to compete successfully. The office and hospitality furniture industries are competitive due to numerous global manufacturers competing in the marketplace. In times of reduced demand for office furniture, large competitors may apply more pressure to their aligned distribution to sell their products exclusively which could lead to reduced opportunities for our products. While we work toward reducing costs to respond to pricing pressures, if we cannot achieve the proportionate reductions in costs, profit margins may suffer. In addition, as end markets dictate, we are continually assessing excess capacity and developing plans to better utilize manufacturing operations.
We may be unable to purchase a sufficient amount of materials, parts, and components for use in our products at a competitive price, in a timely manner, or at all. We depend on suppliers globally to provide timely delivery of materials, parts, and components for use in our products. We monitor the financial stability of suppliers when feasible as the loss of a significant supplier could have an adverse impact on our operations. Certain finished products and components we purchase are primarily manufactured in select regions of the world and issues in those regions could cause manufacturing delays. In addition, delays can occur related to the transport of products and components via container ships, which load and unload through various U.S. ports which sometimes experience congestion. Maintaining strong relationships with key suppliers is essential. Price increases of commodity components could have an adverse impact on our profitability if we cannot offset such increases with other cost reductions or by price increases to customers. Materials we utilize are generally available, but future availability is unknown and could impact our ability to meet customer order requirements. If suppliers fail to meet commitments to us in terms of price, delivery, or quality, it could interrupt our operations and negatively impact our ability to meet commitments to customers.
Our operating results could be adversely affected by increases in the cost of fuel and other energy sources. The cost of energy is a critical component of freight expense and the cost of operating manufacturing facilities. Increases in the cost of energy could reduce our profitability.

We are subject to manufacturing inefficiencies due to the transfer of production and other factors. At times we may experience labor or other manufacturing inefficiencies due to factors such as new product introductions, transfers of production among our manufacturing facilities, a sudden decline in sales, a new operating system, or turnover in personnel. Manufacturing inefficiencies could have an adverse impact on our financial position, results of operations, or cash flows.
A change in our sales mix among various products could have a negative impact on the gross profit margin. Changes in product sales mix could negatively impact our gross margin as margins of different products vary. We strive to improve the margins of all products, but certain products have lower margins in order to price the product competitively. An increase in the proportion of sales of products with lower margins could have an adverse impact on our financial position, results of operations, or cash flows.
Our restructuring efforts may not be successful. We continually evaluate our manufacturing capabilities and capacities in relation to current and anticipated market conditions. A critical component of our restructuring initiatives is the transfer of production among facilities which may result in some manufacturing inefficiencies and excess working capital during the transition period. The successful execution of restructuring initiatives is dependent on various factors and may not be accomplished as quickly or effectively as anticipated.
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
If efforts to introduce new products are not successful, this could limit sales growth or cause sales to decline. We regularly introduce new products to keep pace with workplace trends and evolving regulatory and industry requirements, including environmental, health, and safety standards such as sustainability and ergonomic considerations, and similar standards for the workplace and for product performance. Shifts in workforce demographics, working styles, and technology may impact the types of office furniture products purchased by our customers as smaller and more collaborative workstations gain popularity. The introduction of new products requires the coordination of the design, manufacturing, and marketing of such products. The design and engineering required for certain new products can take an extended period of time, and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular product may be delayed or may be less successful than we originally anticipated. Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit sales growth or cause sales to decline.
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
A loss of independent manufacturing representatives, dealers, or other sales channels could lead to a decline in sales. Our office furniture is marketed primarily through Company salespersons to end users, office furniture dealers, wholesalers, rental companies, and catalog houses. Our hospitality furniture is marketed to end users using independent manufacturing representatives. A significant loss within any of these sales channels could result in a sales decline and thus have an adverse impact on our financial position, results of operations, or cash flows.
Failure to effectively manage working capital may adversely affect our cash flow from operations. We closely monitor inventory and receivable efficiencies and continuously strive to improve these measures of working capital, but customer financial difficulties, cancellation or delay of customer orders, transfers of production among our manufacturing facilities, or manufacturing delays could adversely affect our cash flow from operations.
We may not be able to achieve maximum utilization of our manufacturing capacity. Fluctuations and deferrals of customer orders may have a material adverse effect on our ability to utilize our fixed capacity and thus negatively impact our operating margins.
We could incur losses due to asset impairment. As business conditions change, we must continually evaluate and work toward the optimum asset base. It is possible that certain assets such as, but not limited to, facilities, equipment, or intangible assets, could be impaired at some point in the future depending on changing business conditions. Such impairment could have an adverse impact on our financial position and results of operations.
Fluctuations in our effective tax rate could have a significant impact on our financial position, results of operations, or cash flows. We are subject to income taxes as well as non-income based taxes, mainly in the United States. Judgment is required in determining the worldwide provision for income taxes, other tax liabilities, interest, and penalties. Future events could change management's assessment. We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We have also made assumptions about the realization of deferred tax assets. Changes in these assumptions could result in a valuation allowance for these assets. Final determination of tax audits or tax disputes may be different from what is currently reflected by our income tax provisions and accruals.
A failure to comply with the financial covenants under the Company's $30 million credit facility could adversely impact the Company. Our credit facility requires the Company to comply with certain financial covenants. We believe the most significant covenants under this credit facility are the adjusted leverage ratio and the fixed charge coverage ratio. More detail on these financial covenants is discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 2015, we had no short-term borrowings under this credit facility and had total cash and cash equivalents of $34.7 million. In the future, a default on the financial covenants under our credit facility could cause an increase in the borrowing rates or could make it more difficult for us to secure future financing which could adversely affect the financial condition of the Company.
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
Our insurance may not adequately protect us from liabilities related to product defects. We maintain product liability and other insurance coverage that we believe to be generally in accordance with industry practices, but our insurance coverage does not extend to field visits to repair, retrofit or replace defective products, or to product recalls. As a result, our insurance coverage may not be adequate to protect us fully against substantial claims and costs that may arise from liabilities related to product defects, particularly if we have a large number of defective products that we must repair, retrofit, replace, or recall.

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
Our success will continue to depend to a significant extent on our key personnel. We depend significantly on our executive officers and other key personnel. The unexpected loss of the services of any of our executive officers or other key personnel would have an adverse effect on us.
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

Provisions of the Dodd-Frank Act relating to “Conflict Minerals” may increase our costs and reduce our sales levels. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo (“DRC”) and adjoining countries that are believed to benefit armed groups. As a result, the SEC has adopted due diligence, disclosure, and reporting requirements for companies which manufacture products that include components containing such minerals, regardless of whether the minerals are actually mined in the DRC or adjoining countries. We have determined that certain of our products contain such specified minerals, and we have developed a process to comply with the SEC regulations. Such regulations could decrease the availability and increase the prices of components used in our products, particularly if we choose (or are required by our customers) to source such components from different suppliers than we use now. In addition, as our supply chain is complex and the process to comply with the SEC rules is cumbersome, the ongoing compliance process is both time-consuming and costly. We may face reduced sales if we are unable to timely verify the origins of minerals contained in the components included in our products.
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
Item 1B - Unresolved Staff Comments
None.

Item 2 - Properties
The location and number of our major manufacturing, warehousing, and service facilities, including our executive and administrative offices, as of June 30, 2015, are as follows:

Number of Facilities
North America
Idaho	1
Indiana	16
Kentucky	2
Virginia	1
Asia
China	1
Vietnam	1
Total Facilities	22
The listed facilities occupy approximately 3,770,000 square feet in aggregate, of which approximately 3,653,000 square feet are owned and 117,000 square feet are leased.
Generally, properties are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize a reduced second or third shift. Due to sales fluctuations, not all facilities were utilized at normal capacity during fiscal year 2015. We continually assess our capacity needs and evaluate our operations to optimize our service levels by geographic region.
Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.
Operating leases for all facilities and related land, including twelve leased office furniture showroom facilities which are not included in the tables above, total 204,000 square feet and expire from fiscal year 2016 to 2026 with many of the leases subject to renewal options. The leased showroom facilities are in six states and the District of Columbia. See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases.
We own approximately 400 acres of land which includes land where various facilities reside, including approximately 155 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities, and for possible future expansions).

Item 3 - Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation, individually and in the aggregate, is not expected to have a material adverse impact.

Item 4 - Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
Our executive officers as of August 26, 2015 are as follows:
(Age as of August 26, 2015)

Name	Age	Office and Area of Responsibility	Executive Officer Since Calendar Year
Robert F. Schneider	54	Chairman of the Board, Chief Executive Officer	1992
Donald W. Van Winkle	54	President, Chief Operating Officer	2010
Michelle R. Schroeder	50	Vice President, Chief Financial Officer	2003
Kevin D. McCoy	44	Vice President; President, National Office Furniture	2014
Michael S. Wagner	43	Vice President; President, Kimball Office	2014
R. Gregory Kincer	57	Vice President, Corporate Development	2014
Julia E. Heitz Cassidy	50	Vice President, General Counsel and Secretary	2014
Lonnie P. Nicholson	51	Vice President, Chief Administrative Officer	2014
Executive officers are elected annually by the Board of Directors.
Mr. Schneider was appointed Chairman of the Board, Chief Executive Officer in November 2014 and was appointed to our Board of Directors in February 2014. He led the Kimball Hospitality subsidiary in 2013 and 2014, and was Executive Vice President, Chief Financial Officer (“CFO”) from July 1997 to November 2014. He has been with the Company for 27 years in various financial and executive positions. As leader of Kimball Hospitality, he oversaw the business as it returned to profitability in fiscal year 2014. He was also responsible for strategic planning, SEC reporting, finance, capital structure, insurance, tax, internal audit, and treasury services as CFO of your Company.
Mr. Van Winkle was appointed President, Chief Operating Officer in November 2014. He previously served as Executive Vice President, President — Furniture Group since March 2014. He also served as Vice President, President — Office Furniture Group from February 2010 until November 2013 when he was appointed Executive Vice President, President — Office Furniture Group. He had previously served as Vice President, General Manager of National Office Furniture from October 2003 until February 2010, and prior to that served as Vice President, Chief Finance and Administrative Officer for the Furniture Brands Group as well as other key finance roles within our Furniture business since joining the Company in January 1991.
Ms. Schroeder was appointed Vice President, CFO in November 2014. She previously served as Vice President and Chief Accounting Officer, a position she assumed in May 2009. She was appointed to Vice President in December 2004, served as Corporate Controller from August 2002 until May 2009, and prior to that served as Assistant Corporate Controller and Director of Financial Analysis. As CFO, Ms. Schroeder has responsibility for the accounting, internal audit, investor relations, tax and treasury functions, as well as setting financial strategy and policies for the Company.
Mr. McCoy was appointed President, National Office Furniture in November 2014 and was also appointed to Vice President, Kimball International, Inc. in February 2015. Previously, he served as Vice President, General Manager of National Office Furniture, a position he assumed in 2010. He joined Kimball in 1996 and spent nine years with National and Kimball Office, building a solid background in both front line and management sales experience. He became Vice President of Sales for National Office Furniture in 2005 with responsibility for the field sales organization, distribution strategy and execution, and the achievement of National’s profitable growth goals.
Mr. Wagner was appointed President, Kimball Office in November 2014 and was also appointed to Vice President, Kimball International, Inc. in February 2015. He previously served as Vice President, General Manager of Kimball Office. Since joining Kimball in October 2013, Mr. Wagner has led the extensive sales growth and aggressive cost reductions at Kimball Office. Prior to joining Kimball, he most recently served as Senior Vice President of Sales and Marketing with OFS Brands (an office furniture manufacturing company) since 2004. His career spans over 20 years of experience in the office furniture industry with leadership positions in sales, sales management, marketing, and strategic planning.
Mr. Kincer was appointed Vice President, Corporate Development in November 2014. Since 2006, he served as Vice President, Business Development, Treasurer with responsibility for global treasury operations managing Company-wide liquidity, commercial banking relationships, corporate debt facilities, foreign exchange risk, and insurance programs as well as the evaluation of acquisition opportunities.  He also served in various finance and leadership roles of progressing responsibility since joining the Company in 1994.
Ms. Heitz Cassidy was appointed Vice President, General Counsel and Secretary in November 2014. She provides strategic-thinking leadership, advice and counsel to the Company’s executive management as well as oversees the Company’s legal functions, and as Corporate Secretary, assists the Board of Directors. She previously served as Deputy General Counsel since August 2009, with responsibility for handling all day-to-day legal activities of the Company and was appointed to Vice President in October 2013. She joined Kimball in 1996 as an associate corporate counsel and has held positions of increasing responsibility within the legal department during her career.
Mr. Nicholson was appointed Vice President, Chief Administrative Officer in February 2015. He also served as Vice President, Chief Information Officer from January 2014 until March 2015. Throughout 2013 he served as Director, Business Analytics and then Vice President, Business Analytics, with oversight of strategic application of data analysis, social media and mobile computing in support of the Company's growth of information management into more predictive analysis in order to build greater responsiveness to customer needs and improvement of operational decision making. He also served as Director of Organizational Development from November 2011 until January 2013, and Director of Employee Engagement from November 2008 until November 2011 following other roles of advancing responsibility in the areas of application development, systems analysis, process reengineering, lean/continuous improvement and enterprise resource planning (“ERP”) since joining the Company in 1986.

PART II

Item 5 - Market for Registrant's Common Equity, Related Share Owner Matters and Issuer Purchases of Equity Securities
Market Prices
The Company's Class B Common Stock trades on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol: KBAL. High and low sales prices by quarter for the last two fiscal years as quoted by the NASDAQ system were as follows:

	2015		2014
	High	Low	High	Low
First Quarter	$17.95	$14.15	$12.00	$9.61
Second Quarter			$15.39	$10.20
Second Quarter — Prior to Spin-Off	$18.70	$14.56
Second Quarter — After Spin-Off	$13.85	$8.38
Third Quarter	$10.75	$8.51	$20.10	$13.60
Fourth Quarter	$12.83	$10.01	$18.97	$15.35

On October 31, 2014 (“Distribution Date”), we completed the spin-off of our EMS segment by distributing the related shares of Kimball Electronics, Inc., on a pro rata basis, to the Company's Share Owners of record as of October 22, 2014 (“the Record Date”). On the Distribution Date, each of the Company's Share Owners received three shares of Kimball Electronics for every four shares of the Company held by such Share Owner on the Record Date. After the Distribution Date, the Company does not beneficially own any Kimball Electronics shares and Kimball Electronics is an independent publicly traded company. Kimball International, Inc. trades on the NASDAQ under the ticker symbol “KBAL” and Kimball Electronics, Inc. trades on the NASDAQ under the ticker symbol “KE”. Prior to the Distribution Date, the Company's Class B Common Stock traded under the symbol: KBALB. On the Distribution Date, the closing price of our Class B Common Stock was $17.98 per share. After the Distribution Date, on a 30-day volume weighted average price basis to eliminate the impact of stock price volatility immediately after Distribution Date, the average price of our Common Stock was $9.89 per share and the average price of Kimball Electronics common stock was $10.32 per share, which equates to a split-adjusted price of $7.74.
There is no established public trading market for the Company's Class A Common Stock.  However, Class A shares are convertible on a one-for-one basis to Class B shares.
Dividends
As a result of the stock unification which occurred on October 30, 2014 as described in Note 10 - Common Stock, Class A Common Stock and Class B Common Stock now vote as a single class on all matters submitted to a vote of the Company’s Share Owners. Prior to the October 30, 2014 stock unification, on a fiscal year basis, shares of Class B Common Stock were entitled to $0.02 per share dividend more than the annual dividends paid on Class A Common Stock, provided that dividends were paid on the Company's Class A Common Stock.
Dividends declared totaled $7.7 million and $7.5 million for fiscal years 2015 and 2014, respectively. Included in the fiscal year 2015 figure are dividends computed and accrued on unvested restricted share units. Dividends on these restricted share units accumulate and, when the restricted share units vest, are paid in shares of Common Stock, with the number of shares determined based on the closing price of our Common Stock on the vesting date. Dividends per share declared by quarter for fiscal year 2015 compared to fiscal year 2014 were as follows:

	2015		2014
	Class A	Class B	Class A	Class B
First Quarter	$0.045	$0.05	$0.045	$0.05
Second Quarter	0.05	0.05	0.045	0.05
Third Quarter	0.05	0.05	0.045	0.05
Fourth Quarter	0.05	0.05	0.045	0.05
Total Dividends	$0.195	$0.20	$0.180	$0.20
During the first quarter of fiscal year 2016, a quarterly dividend of $0.055 per share was declared for all outstanding shares of common stock payable October 15, 2015 to Share Owners of record on September 25, 2015. This dividend is a 10% increase over the previous quarter dividend.

Share Owners
On August 17, 2015, the Company's Class A Common Stock was owned by 124 Share Owners of record, and the Company's Class B Common Stock was owned by 1,436 Share Owners of record, of which 63 also owned Class A Common Stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters of Part III.
Issuer Purchases of Equity Securities
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. At June 30, 2015, 1.0 million shares remained available under the repurchase program.
During fiscal 2015, we repurchased 1.0 million shares of our common stock. The following table presents a summary of share repurchases made by the Company during the fourth quarter of fiscal year 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1 - April 30, 2015)	—	$—	—	1,684,090
Month #2 (May 1 - May 31, 2015)	254,893	$12.08	254,893	1,429,197
Month #3 (June 1 - June 30, 2015)	420,114	$12.23	420,114	1,009,083
Total	675,007	$12.18	675,007
Performance Graph
The following performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.
The graph below compares the cumulative total return to Share Owners of our common stock from June 30, 2010 through June 30, 2015, the last business day in the respective fiscal years, to the cumulative total return of the NASDAQ Stock Market (U.S. and Foreign) and a peer group index for the same period of time.
The spin-off of Kimball Electronics is reflected as an increase in the total cumulative return to Share Owners as a result of each Share Owner receiving a distribution of three shares of Kimball Electronics for every four shares of the Company. The increase in the total cumulative return was calculated based on the value of Kimball Electronics stock, using a 30-day volume weighted average price calculation to eliminate the impact of stock price volatility immediately after the October 31, 2014 spin-off date.
Due to the diversity of our operations prior to the spin-off date, we are not aware of any public companies that are directly comparable.  Therefore, the peer group index is comprised of publicly traded companies in both the furniture industry and in our former EMS segment, as follows:
Furniture peers:  HNI Corporation, Knoll, Inc., Steelcase Inc., Herman Miller, Inc.
EMS peers (applicable through the October 31, 2014 spin-off):  Benchmark Electronics, Inc., Jabil Circuit, Inc., Plexus Corp.
In order to reflect the segment allocation of Kimball International, Inc. prior to the October 31, 2014 spin-off date, a market capitalization-weighted index was first computed for each peer group, then a composite peer group index was calculated based on each segment's proportion of net sales to total consolidated sales for fiscal years 2010 through 2014 and for fiscal year 2015 through the October 31, 2014 spin-off date.  After the spin-off date, only the Furniture peer companies were used in the capitalization-weighted peer group index. The public companies included in the peer groups have a larger revenue base than each of our business segments.

The graph assumes $100 is invested in our common stock and each of the two indexes at the closing market quotations on June 30, 2010, and that dividends and the Kimball Electronics spin-off stock distribution are reinvested.  The performances shown on the graph are not necessarily indicative of future price performance.

	2010	2011	2012	2013	2014	2015
Kimball International, Inc.	$100.00	$119.89	$148.50	$190.85	$333.13	$439.63
NASDAQ Stock Market (U.S. & Foreign)	$100.00	$132.73	$142.01	$167.01	$219.06	$250.68
Peer Group Index	$100.00	$135.39	$119.99	$147.78	$168.23	$188.99

Item 6 - Selected Financial Data
This information should be read in conjunction with Item 8 - Financial Statements and Supplementary Data and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2015	2014	2013	2012	2011
Net Sales	$600,868	$543,817	$500,005	$525,310	$481,178
Income (Loss) from Continuing Operations	$11,143	$3,419	$(6,616)	$1,749	$(3,180)
Earnings (Loss) Per Share from Continuing Operations:
Basic:
Class A	$0.25	$0.07	$(0.20)	$0.03	$(0.10)
Class B	$0.29	$0.09	$(0.17)	$0.05	$(0.08)
Diluted:
Class A	$0.25	$0.07	$(0.20)	$0.03	$(0.10)
Class B	$0.29	$0.09	$(0.17)	$0.05	$(0.08)
Total Assets	$266,129	$722,146	$644,519	$595,516	$626,312
Long-Term Debt, Less Current Maturities	$241	$268	$294	$273	$286
Cash Dividends Per Share:
Class A	$0.195	$0.18	$0.18	$0.18	$0.18
Class B	$0.20	$0.20	$0.20	$0.20	$0.20
The preceding table excludes all income statement activity of the discontinued operations. The balance sheet data in the preceding table includes the EMS segment for fiscal years prior to 2015.
Fiscal year 2015 income from continuing operations included $3.2 million ($0.08 per diluted share) of after-tax restructuring expenses and $3.2 million ($0.08 per diluted share) of after-tax expense related to the spin-off.
Fiscal year 2014 income from continuing operations included an after-tax gain of $1.1 million ($0.03 per diluted share) for the sale of an idle Furniture segment manufacturing facility and land located in Jasper, Indiana, after-tax impairment of $0.7 million ($0.02 per diluted share) for an aircraft which was subsequently sold, and $1.4 million ($0.04 per diluted share) of after-tax expense related to the spin-off.
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
Kimball International, Inc. (the “Company,” “Kimball,” “we,” “us,” or “our”) is a leading manufacturer of design driven, technology savvy, high quality furnishings sold under the Company’s family of brands: National, Kimball Office, and Kimball Hospitality. Our diverse portfolio provides solutions for the workplace, learning, healing, and hospitality environments. Customers can access our products globally through a variety of distribution channels.  Recognized with a reputation for excellence as a trustworthy company and recognized with the Great Place to Work® designation, Kimball International is committed to a high performance culture with a foundation of sound ethics, continuous improvement, and social responsibility.
Key economic indicators currently point toward continued strengthening in the overall economy. However, events such as the strengthening of the U.S. dollar, the uncertainty about Greece staying in the Eurozone, and the growing signs of weakness in China's economy as well as other uncertainties may pose a threat to our future growth as they have the tendency to cause disruption in business strategy, execution, and timing in many of the markets in which we compete.
In relation to the office furniture industry, the Business and Institutional Furniture Manufacturer Association (“BIFMA”) forecast (by IHS as of May 2015) projects a year-over-year increase of 8.1% for calendar year 2015 and 12.9% for calendar year 2016. The forecast for two of the leading indicators for the hospitality furniture market (May 2015 PwC and June 2015 STR, Inc. reports) indicate an increase in occupancy rates of 1% to 2% for calendar year 2015 and an increase of less than 1% for calendar year 2016 and an increase in RevPAR (Revenue Per Available Room) of 7% for calendar year 2015 and 6% for calendar year 2016.
We invest in capital expenditures prudently for projects in support of both organic growth and potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. We have a strong focus on cost control and closely monitor market changes and our liquidity in order to proactively adjust our operating costs, discretionary capital spending, and dividend levels as needed. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our profit sharing incentive bonus plan is that it is linked to our worldwide and business unit performance which is designed to adjust compensation expense as profits change.
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facility, was $63.7 million at June 30, 2015.
In addition to the above discussion, management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
Successful execution of the Company's restructuring plan is critical to the Company's future performance. The success of the restructuring initiatives is dependent on accomplishing the plan in a timely and effective manner. A critical component of the restructuring initiatives is the transfer of production among facilities which will result in some manufacturing inefficiencies and excess working capital during the transition period. The Company's restructuring plan is discussed below.

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
The EMS business was reclassified to discontinued operations for all periods presented. Financial results of the discontinued operations were as follows:

	Year Ended June 30
(Amounts in Thousands, Except Per Share Data)	2015	2014	2013
Net Sales of Discontinued Operations	$275,551	$741,530	$703,129
Income from Discontinued Operations, Net of Tax	$9,157	$30,042	$26,495
Income From Discontinued Operations per Class B Diluted Share	$0.23	$0.77	$0.70

Fiscal Year 2015 Results of Operations
The following discussion of operating results is based on income from continuing operations and therefore excludes all income statement activity of the discontinued operations.

	At or for the Year Ended
	June 30
(Amounts in Millions)	2015	2014	% Change
Net Sales	$600.9	$543.8	10.5%
Gross Profit	188.9	166.7	13.3%
Selling and Administrative Expense	166.3	164.8	0.9%
Restructuring Expense	5.3	—
Operating Income	17.3	1.9	791.0%
Operating Income %	2.9%	0.4%
Income from Continuing Operations	11.1	3.4	225.9%
Open Orders	$111.9	$97.2	15.1%

Net Sales by End Market Vertical
	Year Ended
	June 30
(Amounts in Millions)	2015	2014	% Change
Commercial	$206.5	$173.8	19%
Education	$38.5	$39.9	(4%)
Finance	56.3	62.2	(9%)
Government	96.0	90.5	6%
Healthcare	60.4	59.3	2%
Hospitality	143.2	118.1	21%
Total Net Sales	$600.9	$543.8	11%
Fiscal year 2015 net sales were $600.9 million compared to fiscal year 2014 net sales of $543.8 million, or a 10.5% increase. Increased sales within the commercial, hospitality, government, and healthcare vertical markets more than offset lower sales within the finance and education vertical markets. Increased volume and to a lesser extent the positive impact of price increases drove the net sales increase. Our hospitality vertical market sales improved over the prior year on strength in sales of both custom and non-custom hospitality furniture. The sales increase in our commercial vertical market was broad based as business conditions remain strong in both day-to-day and project business fueled in part by new product and marketing initiatives. The government vertical market continued to show momentum as government sales steadily recover from recession levels. The sales decline in the finance vertical market was due in part to the trend toward smaller footprint offices and lower cost products being selected. Vertical market sales levels can fluctuate depending on the mix of projects in a given year.
In fiscal year 2015 we recorded income from continuing operations of $11.1 million, or $0.29 per Class B diluted share, inclusive of $3.2 million, or $0.08 per Class B diluted share, of after-tax restructuring charges, and $3.2 million, or $0.08 per Class B diluted share, of after-tax external costs related to the spin-off of our EMS segment. In fiscal year 2014 we recorded income from continuing operations of $3.4 million, or $0.09 per Class B diluted share, inclusive of $1.4 million, or $0.04 per Class B diluted share, of after-tax external costs related to the spin-off of our EMS segment.
Open orders at June 30, 2015 increased 15% when compared to the open order level as of June 30, 2014 as demand for both office furniture and hospitality furniture products remained strong. Open orders at a point in time may not be indicative of future sales trends.

Gross profit as a percent of net sales increased 0.7 of a percentage point in fiscal year 2015 compared to fiscal year 2014. The increase in gross profit as a percent of net sales was driven by the favorable impact of price increases and the benefit of leverage gained on higher sales volumes. The aforementioned improvements were partially offset by higher product discounting and an unfavorable shift in sales mix to lower margin product.
As a percent of net sales, selling and administrative expenses in fiscal year 2015 compared to fiscal year 2014 decreased 2.7 percentage points, due to the increased sales volumes. In absolute dollars, selling and administrative expenses in fiscal year 2015 compared to fiscal year 2014 increased 0.9%. Expenses of $3.2 million were incurred in fiscal year 2015 related to the spin-off of our EMS business, a majority of which were for legal services and asset impairment as compared to $1.5 million of spin-off related expenses in fiscal year 2014. In addition, higher sales and marketing expenses, and higher commission expense related to the increased sales volumes contributed to the higher selling and administrative expenses. The year-over-year comparison was also negatively impacted by a $1.7 million gain on the sale of an idled manufacturing facility which occurred in fiscal year 2014. Partially offsetting the above, we had a year-over-year favorable variance within selling and administrative expenses of $2.0 million related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (“SERP”) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on income from continuing operations. Employee contributions comprise approximately 90% of the SERP investment. In addition, fiscal year 2015 incentive compensation costs declined compared to fiscal year 2014 due to the retirement of key executives as of the spin-off date. We also had a favorable year-over-year variance driven by a $1.2 million impairment charge recorded in fiscal year 2014 related to the decision to downsize the plane fleet from three jets to two during fiscal year 2014.
In November 2014, we approved a capacity utilization restructuring plan which includes the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the further reduction of our Company plane fleet from two jets to one. The jet was sold in the third quarter of fiscal year 2015, and as a result of the aircraft fleet reduction, we began realizing the expected pre-tax annual savings of $0.8 million. The remaining jet is primarily used for transporting customers to visit our showrooms, offices, research and development center, and manufacturing locations. We recognized pre-tax restructuring expense related to continuing operations of $5.3 million in fiscal year 2015 and recognized no restructuring expense in fiscal year 2014. See Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements for further information on restructuring.
Other Income (Expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2015	2014
Interest Income	$213	$179
Interest Expense	(24)	(26)
Foreign Currency/Derivative Loss	(48)	(59)
Gain on Supplemental Employee Retirement Plan Investments	603	2,579
Other	(387)	(405)
Other Income, net	$357	$2,268
Our fiscal year 2015 effective tax rate was 37.0%, as the favorable impact of a $0.9 million net reduction in our unrecognized tax benefit driven by the expiration of statutes of limitations more than offset the $0.8 million unfavorable impact of nondeductible spin-off expenses in the U.S. Our effective tax rate of 18.8% for fiscal year 2014 which was favorably impacted by a decrease in a foreign deferred tax asset valuation allowance.
Our June 30, 2014 balance sheet was prior to the spin-off transaction which was completed on October 31, 2014, and thus includes the Kimball Electronics balances. Comparing the balance sheet as of June 30, 2015 to June 30, 2014, excluding the impact of the spin-off of Kimball Electronics, inventory levels increased due to lead time requirements of select hospitality customers and in conjunction with office furniture product introductions.

Fiscal Year 2014 Results of Operations
The following discussion of operating results is based on income from continuing operations and therefore has been recast to exclude all income statement activity of the discontinued operations.

	At or for the Year Ended
	June 30
(Amounts in Millions)	2014	2013	% Change
Net Sales	$543.8	$500.0	8.8%
Gross Profit	166.7	140.4	18.8%
Selling and Administrative Expense	164.8	151.0	9.1%
Operating Income (Loss)	1.9	(10.6)	118.3%
Operating Income (Loss) %	0.4%	(2.1%)
Income (Loss) from Continuing Operations	3.4	(6.6)	151.7%
Open Orders	$97.2	$95.7	1.6%
Fiscal year 2014 consolidated net sales were $543.8 million compared to fiscal year 2013 net sales of $500.0 million, or an 8.8% increase. The increase in sales during fiscal year 2014 was driven by the positive impact of increased sales volumes and price increases. Sales to all vertical markets in fiscal year 2014 increased compared to fiscal year 2013 except for a small decline in government sales as lower federal government sales more than offset the improved state government sales.
In fiscal year 2014 we recorded income from continuing operations of $3.4 million, or $0.09 per Class B diluted share, inclusive of $1.4 million, or $0.04 per Class B diluted share, of after-tax external costs related to the spin-off of our EMS segment. In fiscal year 2013 we recorded a loss from continuing operations of $6.6 million, or $0.17 per Class B diluted share.
Open orders at June 30, 2014 increased 1.6% when compared to the open order level as of June 30, 2013 on higher orders of hospitality furniture which more than offset a decline in office furniture open orders.
Gross profit as a percent of net sales increased 2.6 percentage points in fiscal year 2014 compared to fiscal year 2013. Benefits realized in fiscal year 2014 from sales price increases, higher margin projects that shipped during fiscal year 2014, our increased focus on project execution and process discipline, and operational improvements, and fixed cost leverage associated with the higher revenue were partially offset by an unfavorable shift in sales mix.
Fiscal year 2014 selling and administrative expenses as a percent of net sales increased 0.1 of a percentage point compared to fiscal year 2013, and increased 9.1% in absolute dollars primarily due to increased profit-based incentive compensation costs, along with higher salary and employee benefits expense and higher commissions resulting from the higher sales. During fiscal year 2014 selling and administrative expenses were also impacted by $1.5 million of external expenses incurred related to the planned spin-off of our EMS segment a majority of which were for professional services such as legal consulting and a $1.2 million pre-tax loss on the sale of an aircraft. In addition, we had an unfavorable year-over-year variance within selling and administrative expenses of $0.9 million related to the normal revaluation to fair value of our SERP liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on income from continuing operations. Partially offsetting the aforementioned increases was a $1.7 million pre-tax gain recognized on the sale of an idle facility in the Furniture segment during fiscal year 2014.

Other Income (Expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2014	2013
Interest Income	$179	$308
Interest Expense	(26)	(26)
Foreign Currency/Derivative Loss	(59)	(73)
Gain on Supplemental Employee Retirement Plan Investments	2,579	1,680
Impairment on Privately-Held Investment	(91)	(1,019)
Loss on Stock Warrants	(25)	(885)
Other	(289)	(371)
Other Income (Expense), net	$2,268	$(386)

The impairment on the privately-held investment and the loss on stock warrants listed in the table above both relate to our investment in one privately-held company which as of June 30, 2014 had no remaining value on our balance sheet.
The fiscal year 2014 effective tax rate of 18.8% was favorably impacted by adjustments related to a decrease in a foreign deferred tax asset valuation allowance. The effective tax rate was 39.8% for fiscal year 2013.
Liquidity and Capital Resources
Our June 30, 2014 balance sheet includes the discontinued operations resulting from the spin-off of Kimball Electronics while the June 30, 2015 is post-spin and thus does not include the discontinued operations. Likewise the cash flow statement includes Kimball Electronics activity up to the October 31, 2014 completion date of the spin-off.
Our cash and cash equivalents position declined to $34.7 million at June 30, 2015 from $136.6 million at June 30, 2014, primarily due to the transfer of $63.0 million of cash to Kimball Electronics in conjunction with the spin-off. The remaining decline in cash and cash equivalents was driven by capital expenditures, share repurchases, and dividends as discussed below.
Working capital at June 30, 2015 was $44.4 million compared to working capital of $246.2 million at June 30, 2014. The current ratio was 1.4 at June 30, 2015 and 2.0 at June 30, 2014. The change in working capital and current ratio was primarily driven by the spin-off of Kimball Electronics.
Kimball's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facility, totaled $63.7 million at June 30, 2015.
Cash Flows
As cash management was centralized prior to the spin-off, cash flows include Kimball Electronics cash flows through the October 31, 2014 spin-off date for each cash flow statement category on the Company’s Consolidated Statements of Cash Flows.
The following table reflects the major categories of cash flows for fiscal years 2015, 2014, and 2013.

	Year Ended
	June 30
(Amounts in millions)	2015	2014	2013
Net cash provided by operating activities	$13,843	$69,871	$63,861
Net cash used for investing activities	$(30,657)	$(27,546)	$(28,031)
Net cash used for financing activities	$(83,895)	$(9,441)	$(7,708)
Cash Flows from Operating Activities
For fiscal years 2015 and 2014, net cash provided by operating activities was $13.8 million and $69.9 million, respectively. Changes in working capital balances used $33.2 million of cash in fiscal year 2015 and provided $5.4 million in fiscal year 2014. Cash generated from operating activities in fiscal year 2013 totaled $63.9 million and changes in working capital balances provided $6.4 million of cash.

The $33.2 million usage of cash from changes in working capital balances in fiscal year 2015 was primarily driven by increases in our inventory balance and accounts receivable balance. Slightly more than half of the $21.9 million usage of cash for inventory was driven by increased inventory levels in our furniture operations while the remainder was related to inventory fluctuations of the discontinued EMS business prior to the spin date. The $15.3 million usage of cash for receivables was primarily driven by increased receivables levels in our furniture operations and to a lesser extent increased receivables levels of the discontinued EMS business prior to the spin date.
The $5.4 million of cash provided by changes in working capital balances in fiscal year 2014 was primarily driven by a $19.5 million increase in accrued expenses largely due to higher accrued profit-based incentive compensation and a $15.7 million increase in accounts payable related to increased inventory purchases and an increase in customer deposits received on custom orders. These sources of cash were partially offset by a $14.9 million inventory increase during fiscal year 2014 to support increased sales volumes and a $14.6 million increase in accounts receivable driven by the increased sales levels and a shift in the payment practices of several customers of our former EMS segment.
The $6.4 million of cash provided by changes in working capital balances in fiscal year 2013 was driven by a $17.7 million accounts payable increase primarily resulting from increased production volumes within our former EMS segment and a $7.9 million increase in accrued expenses due to higher accrued profit-based incentive compensation.  These sources of cash were offset partially by a $19.5 million increase in accounts receivable primarily resulting from higher fiscal year 2013 sales volumes of our former EMS segment and a shift in the mix of sales at the end of fiscal year 2013 of our former EMS segment toward customers with longer payment terms.
As estimated on a continuing operations basis, our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the fiscal years ended June 30, 2015 and June 30, 2014 was approximately 30 days and 31 days, respectively. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day's net sales. As estimated on a continuing operations basis, our Production Days Supply on Hand (“PDSOH”) of inventory measure for the fiscal year ended June 30, 2015 increased to approximately 45 days from approximately 40 days from the fiscal year ended June 30, 2014. The PDSOH increase was driven by increased inventory levels to support growth of our business and resulting from port congestion which began to alleviate towards the end of fiscal year 2015. We define PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.
Cash Flows from Investing Activities
During fiscal years 2015, 2014, and 2013 we reinvested $33.1 million, $33.7 million, and $28.8 million, respectively, into capital investments for the future. The fiscal year 2015 capital investments were primarily for improvements to a sales and marketing facility which will showcase product in a working environment, improvements to showrooms and manufacturing facilities, and manufacturing equipment in our continuing furniture business and to a lesser extent for manufacturing equipment in our discontinued EMS business prior to spin-off. The fiscal year 2014 and 2013 capital investments were primarily for manufacturing equipment in our discontinued EMS business and to a lesser extent the continuing furniture business.
Cash Flows from Financing Activities
Kimball transferred $63.0 million of cash to Kimball Electronics in conjunction with the spin-off and paid $7.7 million of dividends in fiscal year 2015 compared to paying $7.5 million of dividends in fiscal year 2014 and $7.4 million of dividends in fiscal year 2013. Consistent with our historical dividend policy, the Company's Board of Directors evaluates the appropriate dividend payment on a quarterly basis. During fiscal year 2015, we repurchased shares pursuant to a previously announced stock repurchase program which drove cash outflow of $10.3 million. We had not repurchased shares under this stock repurchase program in prior fiscal years.
Credit Facility
On the October 31, 2014 spin-off date, we entered into a new $30.0 million credit facility with a maturity date of October 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55.0 million at our request, subject to the consent of the participating banks. At both June 30, 2015 and June 30, 2014, we had no short-term borrowings outstanding. At June 30, 2015, we had $1.0 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. The complete credit agreement was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on November 3, 2014.
The credit facility requires us to comply with certain debt covenants, the most significant of which are the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15,000,000 to (b) consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, and may not be greater than 3.0 to 1.0. The fixed charge coverage ratio is defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with GAAP, determined as of the end of each of our fiscal quarters for the trailing four fiscal quarters then ending, and may not be less than 1.10 to 1.00.
We were in compliance with all debt covenants of this current credit facility from October 31, 2014 through June 30, 2015, and prior to October 31, 2014 we were also in compliance with the debt covenants of the credit facilities in effect at that time.
The table below compares the adjusted leverage ratio and fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	June 30, 2015	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.47)	3.00	3.47
Fixed Charge Coverage Ratio	760.33	1.10	759.23
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to meet our working capital and other operating needs for at least the next 12 months. During fiscal year 2016, we anticipate cash outflow of approximately $14.6 million for deferred incentive compensation related to our fiscal year 2015 performance. We also may continue to repurchase shares if conditions are favorable, and we expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
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
Fair Value
During fiscal year 2015, no level 1 or level 2 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Foreign currency derivatives held by our discontinued EMS segment operation were classified as level 2 assets/liabilities and were independently valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the independently determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives.
See Note 11 - Fair Value of Notes to Consolidated Financial Statements for more information.

Contractual Obligations
The following table summarizes the Company's contractual obligations as of June 30, 2015.

	Payments Due During Fiscal Years Ending June 30
(Amounts in Millions)	Total	2016	2017-2018	2019-2020	Thereafter
Recorded Contractual Obligations: (a)
Long-Term Debt Obligations (b)	$0.3	$—	$—	$0.1	$0.2
Other Long-Term Liabilities Reflected on the Balance Sheet (c) (d) (e)	19.0	6.1	3.2	2.9	6.8
Unrecorded Contractual Obligations:
Operating Leases (e)	21.6	3.4	5.8	4.5	7.9
Purchase Obligations (f)	49.3	39.3	5.0	5.0	—
Other	0.1	—	—	—	0.1
Total	$90.3	$48.8	$14.0	$12.5	$15.0

(a)	As of June 30, 2015, the Company had less than $0.1 million of Capital Lease Obligations.

(b)
Refer to Note 6 - Long-Term Debt and Credit Facilities of Notes to Consolidated Financial Statements for more information regarding Long-Term Debt Obligations. Accrued interest is also included on the Long-Term Debt Obligations line. The fiscal year 2016 amount includes less than $0.1 million of long-term debt obligations due in fiscal year 2016 which were recorded as a current liability. The estimated interest not yet accrued related to debt is included in the Other line item within the Unrecorded Contractual Obligations.

(c)	The timing of payments of certain items included on the “Other Long-Term Liabilities Reflected on the Balance Sheet” line above is estimated based on the following assumptions:

•
The timing of SERP payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants. The fiscal year 2016 amount includes $1.3 million for SERP payments recorded as current liabilities.

•
The timing of severance plan payments is estimated based on the average remaining service life of employees. The fiscal year 2016 amount includes $0.7 million for severance payments recorded as a current liability.

•	The timing of warranty payments is estimated based on historical data. The fiscal year 2016 amount includes $0.8 million for short-term warranty payments recorded as a current liability.

(d)
Excludes $3.5 million of long-term unrecognized tax benefits and associated accrued interest and penalties along with deferred tax liabilities and miscellaneous other long-term tax liabilities which are not tied to a contractual obligation and for which the Company cannot make a reasonably reliable estimate of the period of future payments.

(e)	Refer to Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information regarding Operating Leases and certain Other Long-Term Liabilities.

(f)
Purchase Obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. The amounts listed above for purchase obligations include contractual commitments for items such as raw materials, supplies, capital expenditures, services, and software acquisitions/license commitments. Cancellable purchase obligations that we intend to fulfill are also included in the purchase obligations amount listed above through fiscal year 2020.

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

•
Sales returns and allowances - Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sales, resulting in a reduction of revenue. These estimates may change over time causing the provisions to be adjusted accordingly. At June 30, 2015 and June 30, 2014, the reserve for returns and allowances was $0.8 million and $1.3 million (inclusive of Kimball Electronics), respectively. The returns and allowances reserve approximated 1% to 2% of gross trade receivables during fiscal years 2015 and 2014.

•
Allowance for doubtful accounts - Our estimate for the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as aging, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to determine the final allowance for credit losses on the trade accounts receivable and notes receivable. The allowance for doubtful accounts at June 30, 2015 and June 30, 2014 was $1.0 million and $1.8 million (inclusive of Kimball Electronics), respectively. During the two year period preceding June 30, 2015, this reserve approximated 1% of gross trade accounts receivable prior to the spin-off, and approximated 2% to 4% of post-spin gross trade accounts receivable.

Self-insurance reserves - We are self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2015 and June 30, 2014, our accrued liabilities for self-insurance exposure were $2.8 million and $4.2 million (inclusive of Kimball Electronics), respectively.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $2.9 million at June 30, 2015 and $3.8 million at June 30, 2014. The reduction was driven by releases of reserves upon the expiration of statutes of limitation.

New Accounting Standards
See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Commodity Risk: We are exposed to market risk with respect to commodity price fluctuations for components used in the manufacture of our products, primarily related to wood and wood-related components, steel, plastics, and aluminum. These components are impacted by global pricing pressures and general economic conditions. We strive to offset increases in the cost of these materials through global sourcing initiatives, product re-engineering and parts standardization, and price increases on our products. We are also exposed to fluctuation in transportation costs, such as fuel used to operate our trucking fleet to transport product to our customers, and external shipping costs which fluctuate primarily based upon fuel prices. Fuel prices are managed by optimizing logistics and supply chain planning, and increasing prices on our products.
Foreign Exchange Rate Risk: Our former EMS segment, classified as a discontinued operation, operated internationally and was therefore exposed to potentially adverse movements in foreign currency rate changes. Our risk management strategy included the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives were used only to manage underlying exposures and were not used in a speculative manner. Further information on derivative financial instruments is provided in Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements. As of June 30, 2015, our continuing operations hold no derivative instruments and have minimal foreign currency risk.

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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2015.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included herein.

/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Chairman of the Board,
Chief Executive Officer
August 26, 2015

/s/MICHELLE R. SCHROEDER
Michelle R. Schroeder
Vice President,
Chief Financial Officer
August 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Share Owners of Kimball International, Inc.
Jasper, Indiana
We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and share owners' equity for each of the three years in the period ended June 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
As discussed in Note 2 to the consolidated financial statements, on October 31, 2014, the Company completed the spin-off of its Electronics Manufacturing Services segment through the distribution of the shares of Kimball Electronics, Inc. to the Company’s shareholders. The operating results of Kimball Electronics, Inc. have been reclassified as discontinued operations in the consolidated financial statements.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 26, 2015

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	June 30, 2015	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$34,661	$136,624
Receivables, net of allowances of $1,522 and $2,345, respectively	55,710	175,695
Inventories	37,634	140,475
Prepaid expenses and other current assets	23,548	46,998
Total current assets	151,553	499,792
Property and Equipment, net of accumulated depreciation of $197,500 and $358,493, respectively	97,163	188,833
Goodwill	—	2,564
Other Intangible Assets, net of accumulated amortization of $35,447 and $61,912, respectively	2,669	4,191
Other Assets	14,744	26,766
Total Assets	$266,129	$722,146

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$27	$25
Accounts payable	41,170	160,306
Customer deposits	18,618	14,130
Dividends payable	1,921	1,883
Accrued expenses	45,425	77,256
Total current liabilities	107,161	253,600
Other Liabilities:
Long-term debt, less current maturities	241	268
Other	17,222	26,745
Total other liabilities	17,463	27,013
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 386,000 (11,212,000 in 2014)	19	560
Class B - Shares authorized: 100,000,000 Shares issued: 42,639,000 (31,813,000 in 2014)	2,132	1,591
Additional paid-in capital	3,445	6,269
Retained earnings	194,372	487,040
Accumulated other comprehensive income	1,229	2,440
Less: Treasury stock, at cost:
Class A - 0 shares (3,505,000 in 2014)	—	(42,198)
Class B - 5,111,000 shares (1,082,000 in 2014)	(59,692)	(14,169)
Total Share Owners' Equity	141,505	441,533
Total Liabilities and Share Owners' Equity	$266,129	$722,146
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2015	2014	2013
Net Sales	$600,868	$543,817	$500,005
Cost of Sales	412,003	377,092	359,629
Gross Profit	188,865	166,725	140,376
Selling and Administrative Expenses	166,253	164,781	150,986
Restructuring Expense	5,290	—	—
Operating Income (Loss)	17,322	1,944	(10,610)
Other Income (Expense):
Interest income	213	179	308
Interest expense	(24)	(26)	(26)
Non-operating income	709	2,856	2,019
Non-operating expense	(541)	(741)	(2,687)
Other income (expense), net	357	2,268	(386)
Income (Loss) from Continuing Operations Before Taxes on Income	17,679	4,212	(10,996)
Provision (Benefit) for Income Taxes	6,536	793	(4,380)
Income (Loss) from Continuing Operations	11,143	3,419	(6,616)
Income from Discontinued Operations, Net of Tax	9,157	30,042	26,495
Net Income	$20,300	$33,461	$19,879

Earnings Per Share of Common Stock:
Basic Earnings (Loss) Per Share from Continuing Operations:
Class A	$0.25	$0.07	$(0.20)
Class B	$0.29	$0.09	$(0.17)
Diluted Earnings (Loss) Per Share from Continuing Operations:
Class A	$0.25	$0.07	$(0.20)
Class B	$0.29	$0.09	$(0.17)
Basic Earnings Per Share:
Class A	$0.49	$0.85	$0.50
Class B	$0.53	$0.88	$0.53
Diluted Earnings Per Share:
Class A	$0.49	$0.84	$0.50
Class B	$0.52	$0.86	$0.53

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	38,645	38,404	38,063
Diluted	38,971	39,037	38,063
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2015			Year Ended June 30, 2014			Year Ended June 30, 2013
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$20,300			$33,461			$19,879
Other comprehensive income (loss):
Foreign currency translation adjustments	$(6,070)	$—	$(6,070)	$4,358	$(304)	$4,054	$1,952	$(120)	$1,832
Postemployment severance actuarial change	895	(356)	539	899	(360)	539	1	—	1
Derivative gain (loss)	2,513	(416)	2,097	73	(86)	(13)	1,206	(380)	826
Reclassification to (earnings) loss:
Derivatives	(1,484)	291	(1,193)	1,187	(226)	961	(2,136)	583	(1,553)
Amortization of prior service costs	185	(73)	112	286	(114)	172	286	(114)	172
Amortization of actuarial change	(292)	117	(175)	338	(134)	204	344	(136)	208
Other comprehensive income (loss)	$(4,253)	$(437)	$(4,690)	$7,141	$(1,224)	$5,917	$1,653	$(167)	$1,486
Total comprehensive income			$15,610			$39,378			$21,365

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$20,300	$33,461	$19,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,114	31,885	30,758
Loss (Gain) on sales of assets	912	(1,484)	(181)
Restructuring and asset impairment charges	953	1,509	188
Deferred income tax and other deferred charges	(537)	(8,893)	(962)
Stock-based compensation	6,414	7,018	5,023
Excess tax benefits from stock-based compensation	(1,157)	(43)	(567)
Other, net	38	1,007	3,362
Change in operating assets and liabilities:
Receivables	(15,266)	(14,635)	(19,549)
Inventories	(21,934)	(14,894)	(5,844)
Prepaid expenses and other current assets	(4,870)	(256)	6,207
Accounts payable and customer deposits	10,120	15,738	17,693
Accrued expenses	(1,244)	19,458	7,854
Net cash provided by operating activities	13,843	69,871	63,861
Cash Flows From Investing Activities:
Capital expenditures	(31,708)	(32,897)	(27,555)
Proceeds from sales of assets	2,524	4,761	786
Purchases of capitalized software	(1,407)	(756)	(1,200)
Other, net	(66)	1,346	(62)
Net cash used for investing activities	(30,657)	(27,546)	(28,031)
Cash Flows From Financing Activities:
Transfer of cash and cash equivalents to Kimball Electronics, Inc.	(63,006)	—	—
Net change in capital leases and long-term debt	(25)	(24)	30
Dividends paid to Share Owners	(7,660)	(7,507)	(7,430)
Repurchases of Common Stock	(10,342)	—	—
Excess tax benefits from stock-based compensation	1,157	43	567
Repurchase of employee shares for tax withholding	(4,019)	(1,953)	(875)
Net cash used for financing activities	(83,895)	(9,441)	(7,708)
Effect of Exchange Rate Change on Cash and Cash Equivalents	(1,254)	140	281
Net (Decrease) Increase in Cash and Cash Equivalents	(101,963)	33,024	28,403
Cash and Cash Equivalents at Beginning of Year	136,624	103,600	75,197
Cash and Cash Equivalents at End of Year	$34,661	$136,624	$103,600
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS' EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners' Equity
	Class A	Class B
Amounts at June 30, 2012	$718	$1,433	$635	$452,093	$(4,963)	$(63,688)	$386,228
Net income				19,879			19,879
Other comprehensive income					1,486		1,486
Issuance of non-restricted stock (3,000 shares)			(62)			31	(31)
Conversion of Class A to Class B common stock (2,334,000 shares)	(117)	117					—
Compensation expense related to stock incentive plans			5,023				5,023
Performance share issuance (177,000 shares)			(1,148)	(1,565)		2,084	(629)
Dividends declared:
Class A ($0.18 per share)				(1,495)			(1,495)
Class B ($0.20 per share)				(5,955)			(5,955)
Amounts at June 30, 2013	$601	$1,550	$4,448	$462,957	$(3,477)	$(61,573)	$404,506
Net income				33,461			33,461
Other comprehensive income					5,917		5,917
Issuance of non-restricted stock (20,000 shares)			(196)			253	57
Conversion of Class A to Class B common stock (813,000 shares)	(41)	41					—
Compensation expense related to stock incentive plans			7,018				7,018
Performance share issuance (337,000 shares)			(5,001)	(1,851)		4,953	(1,899)
Dividends declared:
Class A ($0.18 per share)				(1,437)			(1,437)
Class B ($0.20 per share)				(6,090)			(6,090)
Amounts at June 30, 2014	$560	$1,591	$6,269	$487,040	$2,440	$(56,367)	$441,533
Distribution to Kimball Electronics, Inc.			(508)	(303,215)	3,479		(300,244)
Net income				20,300			20,300
Other comprehensive income					(4,690)		(4,690)
Issuance of non-restricted stock (29,000 shares)			(605)			436	(169)
Conversion of Class A to Class B common stock (10,826,000 shares)	(541)	541					—
Compensation expense related to stock incentive plans			6,414				6,414
Performance share issuance (407,000 shares)			(7,452)	(2,048)		7,002	(2,498)
Vesting of restricted share unit (31,000 shares)			(673)			558	(115)
Repurchase of Common Stock (991,000 shares)						(11,321)	(11,321)
Dividends declared:
Class A ($0.195 per share)				(536)			(536)
Class B ($0.20 per share)				(7,169)			(7,169)
Amounts at June 30, 2015	$19	$2,132	$3,445	$194,372	$1,229	$(59,692)	$141,505
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.
Operating Segments: We sell a portfolio of furniture products and services under three brands: National, Kimball Office, and Kimball Hospitality. We consider each of the three brands to be operating segments which aggregate into one reportable segment. The brands operate within six market verticals, selling to similar types of customers. Our products and services are similar in nature and utilize similar production and distribution processes. Our three brands share similar long-term economic characteristics.
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and related note disclosures. While efforts are made to assure estimates used are reasonably accurate based on management's knowledge of current events, actual results could differ from those estimates.
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
Inventories: Inventories are stated at the lower of cost or market value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. The last-in, first-out (“LIFO”) method was used for approximately 91% of consolidated inventories at June 30, 2015. As of June 30, 2014, prior to the spin-off of Kimball Electronics, inventories valued using the lower of LIFO cost or market value were approximately 16% of consolidated inventories. The remaining inventories were valued using the first-in, first-out (“FIFO”) method. Inventories are adjusted for excess and obsolete inventory. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
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
Other Intangible Assets: Other Intangible Assets reported on the Consolidated Balance Sheets consist of capitalized software, product rights, and customer relationships. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. A summary of other intangible assets subject to amortization is as follows:

	June 30, 2015			June 30, 2014
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$37,744	$35,081	$2,663	$64,564	$60,637	$3,927
Product Rights	372	366	6	372	294	78
Customer Relationships	—	—	—	1,167	981	186
Other Intangible Assets	$38,116	$35,447	$2,669	$66,103	$61,912	$4,191
The decline in capitalized software and customer relationships is primarily the result of the spin-off of our EMS segment.
During fiscal years 2015, 2014, and 2013, amortization expense of other intangible assets from continuing operations was, in thousands, $898, $992, and $1,039, respectively. Amortization expense in future periods is expected to be, in thousands, $720, $653, $454, $334, and $304 in the five years ending June 30, 2020, and $204 thereafter. The estimated useful life of internal-use software ranges from 3 to 10 years.
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
Product rights to produce and sell certain products are amortized on a straight-line basis over their estimated useful lives, and capitalized customer relationships were amortized on estimated attrition rate of customers. We have no intangible assets with indefinite useful lives which are not subject to amortization.
Research and Development: The costs of research and development are expensed as incurred. Research and development costs from continuing operations were approximately, in millions, $7, $7, and $6 in fiscal years 2015, 2014, and 2013, respectively.
Advertising: Advertising costs are expensed as incurred. Advertising costs from continuing operations, included in selling and administrative expenses were, in millions, $4.0, $3.7, and $3.2, in fiscal years 2015, 2014, and 2013, respectively.
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
In September 2013, the United States Treasury Department and the Internal Revenue Service (“IRS”) issued final regulations effective for our first quarter of fiscal year 2015, that provide guidance on a number of matters with regard to tangible property, including whether expenditures qualify as deductible repairs, the treatment of materials and supplies, capitalization of tangible property, dispositions of property, and related elections. We have implemented the regulations as issued and there was an immaterial effect on our consolidated financial statements.
Concentrations of Credit Risk: Certain business and credit risks are inherent in our business. Additionally, we currently have a note receivable related to the sale of an Indiana facility and other miscellaneous notes receivable. At June 30, 2015 and 2014, $1.8 million and $1.6 million, respectively, were outstanding under the notes receivables. The credit risk associated with receivables is disclosed in Note 20 - Credit Quality and Allowance for Credit Losses of Notes Receivable of Notes to Consolidated Financial Statements.
Off-Balance Sheet Risk: Our off-balance sheet arrangements are limited to standby letters of credit and operating leases entered into in the normal course of business as described in Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.
Non-operating Income and Expense: Non-operating income and expense include the impact of such items as fair value adjustments on Supplemental Employee Retirement Plan (“SERP”) investments, foreign currency rate movements, investment gain or loss, non-production rent income, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain or loss on SERP investments is offset by a change in the SERP liability that is recognized in selling and administrative expenses.
Foreign Currency Translation: Kimball's continuing foreign operation, a non-manufacturing office in China, uses the Chinese Yuan Renminbi as its functional currency. The translation of functional currency statements to U.S. dollar statements uses end-of-period exchange rates for assets and liabilities, weighted average exchange rates for revenue and expenses, and historical rates for equity. The resulting currency translation adjustment is recorded in Accumulated Other Comprehensive Income, as a component of Share Owners' Equity. Gains and losses from foreign currency remeasurement into EUR and USD functional currencies related to our former EMS segment are included in the Income from Discontinued Operations, Net of Tax line item of the Consolidated Statements of Income.
Derivative Instruments and Hedging Activities: Our former EMS segment, classified as a discontinued operation, operated internationally and utilized derivative instruments to hedge the exposure to foreign currency exchange rate fluctuations. See Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements for more information on derivative instruments and hedging activities.
Stock-Based Compensation: As described in Note 8 - Stock Compensation Plans of Notes to Consolidated Financial Statements, Kimball maintains a stock-based compensation plan which allows for the issuance of restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights for grant to officers and other key employees and to members of the Board of Directors who are not employees. We recognize the cost resulting from share-based payment transactions using a fair-value-based method. The estimated fair value of outstanding performance shares and restricted share units is based on the stock price at the date of the grant. For performance shares, the price is reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The estimated fair value of outstanding relative total shareholder return performance units (“RTSR”) is based on the grant date fair value of RTSR awards using a Monte Carlo simulation which includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. Stock-based compensation expense is recognized for the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Recent Accounting Pronouncements: In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on simplifying the measurement of inventory which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Inventory within the scope of this update is required to be measured at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The guidance does not impact inventory measured on a last-in, last-out (“LIFO”) basis. The standards update is effective prospectively for our first quarter fiscal year 2018 financial statements with early adoption permitted. We do not expect the adoption to have a material effect on our consolidated financial statements.
In April 2015, the FASB issued guidance that requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability and further clarification guidance allows the cost of securing a revolving line of credit to be recorded as a deferred asset regardless of whether a balance is outstanding. This guidance is effective for our first quarter fiscal year 2017 financial statements. We currently comply with this method thus we do not expect the adoption to have a material effect on our consolidated financial statements.
In April 2015, the FASB issued guidance on customer’s accounting for cloud computing fees and provided criteria for customers in a cloud computing arrangement to use to determine whether the arrangement includes a license of software.  The guidance clarifies that a software license included in a cloud computing arrangement should be accounted for consistent with the acquisition of other software licenses, whereas a cloud computing arrangement that does not include a software license should be accounted for as a service contract. The guidance is effective for our first quarter of fiscal year 2017 financial statements, and allows for the use of either a prospective or retrospective transition method. We have not yet selected a transition method nor determined the effect of this guidance on our consolidated financial statements.
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
In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB decided to defer the effective date for this new revenue standard by one year, which will make the guidance effective for our first quarter fiscal year 2019 financial statements using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. We have not yet selected a transition method nor determined the effect of this guidance on our consolidated financial statements.
In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under the new guidance, a disposal that represents a strategic shift that has or will have a major effect on an entity's operations and financial results is a discontinued operation. The new guidance requires expanded disclosures that will provide more information about the assets, liabilities, income, and expenses of discontinued operations, and also requires disclosures of significant disposals that do not qualify for discontinued operations reporting. The guidance is effective prospectively for disposals or components of our business classified as held for sale during the first quarter of fiscal year 2016. We do not expect the adoption of this guidance to have a material effect on our financial results, although it may require additional disclosures for significant disposals in the future.
In July 2013, the FASB issued guidance to eliminate the diversity in practice related to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance was effective prospectively for our first quarter fiscal year 2015 financial statements. The adoption did not have a material effect on our consolidated financial statements.

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
The Company distributed $63 million of cash to Kimball Electronics, including the cash held by its foreign facilities, as Kimball Electronics began operation as an independent company. The cash distribution occurred in several installments immediately preceding the Distribution Date or shortly thereafter. In addition, $3.5 million of accumulated other comprehensive losses, net of tax, related to foreign translation, derivatives, and the postemployment severance benefit plan was transferred to Kimball Electronics.
The EMS segment was reclassified to discontinued operations in the Consolidated Statements of Income for all periods presented. Summarized financial results of discontinued operations through the October 31, 2014 spin-off date, were as follows:

	Fiscal Year Ended
	June 30
(Amounts in Thousands, Except Per Share Data)	2015	2014	2013
Net Sales	$275,551	$741,530	$703,129
Income Before Taxes on Income	13,098	38,961	33,659
Provision for Income Taxes	3,941	8,919	7,164
Income from Discontinued Operations, Net of Tax	$9,157	$30,042	$26,495
Income From Discontinued Operations per Class B Diluted Share	$0.23	$0.77	$0.70
In connection with the spin-off of Kimball Electronics, the Company and Kimball Electronics entered into several agreements covering administrative and tax matters to provide or obtain services on a transitional basis, as needed, for varying periods after the spin-off. The administrative agreements cover various services such as information technology, human resources, taxation, and finance. The Company expects all services to be substantially complete within one year after the spin-off. The Company has retained all liabilities for U.S. federal, state, and local income taxes on income prior to the spin-off, as well as certain non-income taxes attributable to Kimball Electronics’ business. Kimball Electronics generally will be liable for all other taxes attributable to its business. In connection with the spin-off, the Company has adjusted its employee stock compensation awards and separated its retirement and post-employment severance benefit plans.

Note 3    Inventories
Inventories are valued using the lower of last-in, first-out (“LIFO”) cost or market value for approximately 91% of consolidated inventories at June 30, 2015. As of June 30, 2014, prior to the spin-off of Kimball Electronics, inventories valued using the lower of LIFO cost or market value were approximately 16% of consolidated inventories. The remaining inventories are valued using the lower of first-in, first-out (“FIFO”) cost or market value.
Had the FIFO method been used for all inventories, income from continuing operations would have been $0.2 million higher in fiscal year 2015, $0.6 million higher in fiscal year 2014, and $0.2 million higher in fiscal year 2013. Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased income from continuing operations by an immaterial amount in both 2015 and 2014. There were no LIFO inventory liquidations in fiscal year 2013.
Inventory components at June 30 were as follows:

(Amounts in Thousands)	2015	2014
Finished products	$26,634	$37,373
Work-in-process	1,952	13,808
Raw materials	23,201	103,083
Total FIFO inventory	$51,787	$154,264
LIFO reserve	(14,153)	(13,789)
Total inventory	$37,634	$140,475
The reduction in FIFO inventory from June 30, 2014 to June 30, 2015 was due primarily to the spin-off of Kimball Electronics on October 31, 2014.

Note 4    Property and Equipment
Major classes of property and equipment at June 30 consist of the following:

(Amounts in Thousands)	2015	2014
Land	$2,849	$12,308
Buildings and improvements	124,709	183,735
Machinery and equipment	159,648	341,525
Construction-in-progress	7,457	9,758
Total	$294,663	$547,326
Less: Accumulated depreciation	(197,500)	(358,493)
Property and equipment, net	$97,163	$188,833
The reduction in property and equipment from June 30, 2014 to June 30, 2015 was due primarily to the spin-off of Kimball Electronics on October 31, 2014.
The useful lives used in computing depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	5 to 50
Machinery and equipment	2 to 20
Leasehold improvements	Lesser of Useful Life or Term of Lease

Depreciation and amortization of property and equipment from continuing operations, including asset write-downs associated with restructuring plans, totaled, in millions, $13.1 for fiscal year 2015, $13.5 for fiscal year 2014, and $12.0 for fiscal year 2013.
At June 30, 2015, no assets were classified as held for sale. Assets held for sale that were sold during fiscal year 2015 included:

•
An aircraft which had been used primarily for management travel totaling $1.3 million was classified as held for sale during the second quarter of fiscal year 2015, and was subsequently sold during the third quarter of fiscal year 2015. We recognized a pre-tax gain of $0.2 million related to the sale of the aircraft during the third quarter of fiscal year 2015 which partially offsets the pre-tax impairment charge recorded in the second quarter of fiscal year 2015 of $1.1 million, due to the book value of the aircraft exceeding current fair market value estimates less selling costs. The impairment and gain were both recorded on the Restructuring Expense line of the Consolidated Statements of Income.

At June 30, 2014, Kimball had no assets classified as held for sale. Assets held for sale that were sold during fiscal year 2014 included:

•
An underutilized aircraft totaling $1.5 million was classified as held for sale during the first quarter of fiscal year 2014, and was subsequently sold during the second quarter of fiscal year 2014. During fiscal year 2014, we recognized pre-tax losses of $1.2 million for impairment on this aircraft, which was recorded on the Selling and Administrative Expenses line of the Consolidated Statements of Income.

•
We sold an idle manufacturing facility and land located in Jasper, Indiana, recognizing a pre-tax gain of $1.7 million during fiscal year 2014, which was recorded on the Selling and Administrative Expenses line of the Consolidated Statements of Income.

•
Our former EMS segment sold a facility and land located in Gaylord, Michigan, recognizing a pre-tax loss of $0.3 million during fiscal year 2014. During fiscal year 2013, the former EMS segment recognized pre-tax impairment on this property of $0.2 million. The loss on sale and impairment charge were included in the Income from Discontinued Operations, Net of Tax line of the Consolidated Statements of Income.

Note 5    Commitments and Contingent Liabilities
Leases:
Operating leases from continuing operations for certain offices, showrooms, a manufacturing facility, land, and equipment, which expire from fiscal year 2016 to 2026, contain provisions under which minimum annual lease payments are, in millions, $3.4, $3.1, $2.7, $2.3, and $2.2 for the five years ending June 30, 2020, respectively, and aggregate $7.9 million from fiscal year 2021 to the expiration of the leases in fiscal year 2026. We are obligated under certain real estate leases to maintain the properties and pay real estate taxes. Certain leases include renewal options and escalation clauses. Total rental expense from continuing operations amounted to, in millions, $4.9, $4.1, and $4.4 in fiscal years 2015, 2014, and 2013, respectively, including certain leases requiring contingent lease payments based on warehouse space utilized, which amounted to expense of, in millions, $1.0, $0.8, and $0.9 in fiscal years 2015, 2014, and 2013, respectively.
As of June 30, 2015 and 2014, capital leases were not material.
Guarantees:
As of June 30, 2015 and 2014, we had no guarantees issued which were contingent on the future performance of another entity. Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of Kimball's failure to pay its obligations to the beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $1.0 million as of June 30, 2015 and $1.1 million as of June 30, 2014. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2015 and 2014 with respect to the standby letters of credit. Kimball also enters into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known.

Changes in the product warranty accrual during fiscal years 2015, 2014, and 2013 were as follows:

(Amounts in Thousands)	2015	2014	2013
Product Warranty Liability at the beginning of the year	$3,221	$2,384	$2,251
Additions to warranty accrual (including changes in estimates)	880	2,883	1,040
Settlements made (in cash or in kind)	(927)	(2,046)	(907)
Distribution to Kimball Electronics, Inc.	(910)	—	—
Product Warranty Liability at the end of the year	$2,264	$3,221	$2,384

Note 6    Long-Term Debt and Credit Facilities
Long-term debt, less current maturities as of June 30, 2015 and 2014, was, in thousands, $241 and $268, respectively, and current maturities of long-term debt were, in thousands, $27 and $25, respectively. Long-term debt consists of a long-term note payable and capitalized leases. Interest rates range from 2.50% to 9.25% and maturities occur in fiscal years 2018 and 2025. Aggregate maturities of long-term debt for the next five years are, in thousands, $27, $30, $27, $23, and $25, respectively, and aggregate $136 thereafter.
Credit facilities consisted of the following:

	Availability to Borrow at	Borrowings Outstanding at	Borrowings Outstanding at
(Amounts in Millions)	June 30, 2015	June 30, 2015	June 30, 2014
Primary revolving credit facility (1)	$29.0	$—	$—
Former EMS segment overdraft credit facilities (2)	—	—	—
Total	$29.0	$—	$—
(1) In connection with the spin-off, on October 31, 2014 Kimball entered into a new credit facility. The new credit agreement, which replaced a previously existing primary credit facility, has a maturity date of October 31, 2019 and allows for up to $30 million in borrowings, with an option to increase the amount available for borrowing to $55 million at the Company's request, subject to participating banks' consent.
At June 30, 2015, we had $1.0 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility.
The revolving loans under the Credit Agreement may consist of, at the Company's election, advances in U.S. dollars or advances in any other currency that is agreed to by the lenders. The proceeds of the revolving loans are to be used for general corporate purposes of the Company including acquisitions. A portion of the credit facility, not to exceed $10 million of the principal amount, will be available for the issuance of letters of credit. A commitment fee is payable on the unused portion of the credit facility which was immaterial to our operating results for fiscal year 2015. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company's ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
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

Prior to the October 31, 2014 spin-off, Kimball maintained a primary revolving credit facility which provided for up to $75 million in borrowings.

(2)
Our former EMS segment, classified as a discontinued operation, also maintained foreign credit facilities which were available to cover bank overdrafts. Bank overdrafts may have been deemed necessary to satisfy short-term cash needs rather than funding from intercompany sources.

Cash payments for interest on borrowings were, in thousands, $29, $29, and $36, in fiscal years 2015, 2014, and 2013, respectively. Capitalized interest expense was immaterial during fiscal years 2015, 2014, and 2013.

Note 7    Employee Benefit Plans
Retirement Plans:
Kimball has a trusteed defined contribution retirement plan in effect for substantially all domestic employees meeting the eligibility requirements. Employer contributions to the trusteed plan have a five-year vesting schedule and are held for the sole benefit of participants. Kimball also maintains a supplemental employee retirement plan (“SERP”) for executive employees which enables them to defer cash compensation on a pre-tax basis in excess of IRS limitations. The SERP is structured as a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. In connection with the spin-off, the Company has transferred the retirement plan balances of EMS employees to Kimball Electronics retirement plans.
The discretionary employer contribution for domestic employees was determined annually by the Compensation and Governance Committee of the Board of Directors. Total expense from continuing operations related to employer contributions to the domestic retirement plans was, in millions, $4.3, $4.0, and $4.0 for fiscal years 2015, 2014, and 2013, respectively.
Employees of certain foreign subsidiaries are covered by local pension or retirement plans. The expense from continuing operations related to employer contributions to these foreign plans for fiscal years 2015, 2014, and 2013 was not material.

Severance Plans:
Kimball's domestic employees participate in severance plans which provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. In connection with the spin-off, the Company transferred the post-employment obligation for EMS employees to Kimball Electronics.
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

	June 30
(Amounts in Thousands)	2015	2014
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$5,350	$5,579
Service cost	645	955
Interest cost	96	134
Actuarial (gain) loss for the period	(895)	(899)
Benefits paid	(168)	(419)
Distribution to Kimball Electronics, Inc.	(2,173)	—
Benefit obligation at end of year	$2,855	$5,350
Balance in current liabilities	$501	$939
Balance in noncurrent liabilities	2,354	4,411
Total benefit obligation recognized in the Consolidated Balance Sheets	$2,855	$5,350

	June 30
(Amounts in Thousands)	2015	2014
Changes and Components in Accumulated Other Comprehensive Income (Loss) (before tax):
Accumulated Other Comprehensive Income (Loss) at beginning of year	$(1,567)	$(44)
Change in unrecognized prior service cost	(185)	(286)
Net change in unrecognized actuarial (gain) loss	(603)	(1,237)
Distribution to Kimball Electronics, Inc.	344	—
Accumulated Other Comprehensive Income (Loss) at end of year	$(2,011)	$(1,567)
Balance in unrecognized prior service cost	$—	$199
Balance in unrecognized actuarial (gain) loss	(2,011)	(1,766)
Total Accumulated Other Comprehensive Income (Loss) recognized in Share Owners' Equity	$(2,011)	$(1,567)

(Amounts in Thousands)	Year Ended June 30
Components of Net Periodic Benefit Cost (before tax):	2015	2014	2013
Service cost	$645	$955	$825
Interest cost	96	134	179
Amortization of prior service cost	185	286	286
Amortization of actuarial (gain) loss	(292)	338	344
Net periodic benefit cost — Total cost	$634	$1,713	$1,634
Less: Discontinued operations	81	343	321
Net periodic benefit cost — Continuing operations	$553	$1,370	$1,313

The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions, such as those disclosed in Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements, are not estimable using actuarial methods and are expensed in accordance with other applicable U.S. GAAP.
Prior service cost was amortized on a straight-line basis over the average remaining service period of employees that were active at the time of the plan initiation and actuarial (gain) loss is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.
The estimated actuarial net (gain) loss from continuing operations for the severance plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost (income) over the next fiscal year is, pre-tax in thousands, $(811).
Assumptions used to determine fiscal year end benefit obligations are as follows:

	2015	2014
Discount Rate	2.8%	2.3%
Rate of Compensation Increase	3.0%	3.0%
Weighted average assumptions used to determine fiscal year net periodic benefit costs are as follows:

	2015	2014	2013
Discount Rate	2.6%	2.5%	3.8%
Rate of Compensation Increase	3.0%	3.0%	3.8%

Note 8    Stock Compensation Plans
On August 13, 2013, the Board of Directors adopted the Amended and Restated 2003 Stock Option and Incentive Plan (“the 2003 Plan”), which was approved by Kimball's Share Owners on October 15, 2013. Under the 2003 Plan, 5,000,000 shares of Common Stock are reserved for issuance of new awards and awards that had been issued under a former 2003 Stock Option and Incentive Plan. The 2003 Plan allows for issuance of restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights for grant to officers and other key employees and to members of the Board of Directors who are not employees. The 2003 Plan expires December 31, 2018.
The pre-tax compensation cost from continuing operations charged against income was $5.6 million, $5.5 million, and $3.7 million in fiscal years 2015, 2014, and 2013, respectively. The total income tax benefit from continuing operations for stock compensation arrangements was $2.2 million, $2.2 million, and $1.5 million in fiscal years 2015, 2014, and 2013, respectively. We generally use treasury shares for issuance of shares.
Performance Shares:
Kimball awards performance shares to officers and other key employees. Under these awards, a number of shares will be issued to each participant based upon the attainment of the applicable bonus percentage calculated under Kimball's profit sharing incentive bonus plan as applied to a total potential share award made and approved by the Compensation and Governance Committee. Performance shares are vested when issued shortly after the end of the fiscal year in which the performance measurement period is complete and are issued as common shares. Certain outstanding performance shares are applicable to performance measurement periods in future fiscal years and will be measured at fair value when the performance targets are established in future fiscal years. The contractual life of performance shares ranges from one year to five years. If a participant is not employed on the date shares are issued, the performance share award is forfeited, except in the case of death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in Kimball's employment policy. To the extent performance conditions are not fully attained, performance shares are forfeited.

A summary of performance share activity during fiscal year 2015 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance Shares outstanding at July 1, 2014	1,974,863	$10.92
Granted	—	$—
Vested	(649,524)	$11.07
Forfeited	(559,081)	$15.90
Impact of Spin-Off	14,400
Performance Shares outstanding at June 30, 2015	780,658	$10.21
As of June 30, 2015, there was approximately $3.5 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over annual performance periods ending July 2015 through July 2019, with a weighted average vesting period of one year, four months. The fair value of performance shares is based on the stock price at the date of grant, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The weighted average grant date fair value was $14.93 and $10.91 for performance share awards granted in fiscal years 2014 and 2013, respectively. During fiscal years 2015, 2014, and 2013, respectively, 649,524; 512,719; and 254,393 performance shares vested at a fair value of $7.2 million, $5.6 million, and $1.4 million. The performance shares vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations. During fiscal year 2015, in connection with the spin-off of Kimball Electronics, the number of performance shares outstanding was reduced by 282,740 for performance shares related to Kimball Electronics' employees, and to increase the number of performance share awards held by Kimball International employees by 297,140 shares in order to preserve the fair value of the awards before and after the spin-off. This modification did not result in additional compensation expense. The number of shares presented in the above table, the amounts of unrecognized compensation, and the weighted average period include performance shares awarded that are applicable to future performance measurement periods and will be measured at fair value when the performance targets are established in future fiscal years.
Relative Total Shareholder Return Performance Units:
Kimball awards relative total shareholder return performance units (“RTSR”) to key officers. Under these awards, a participant will earn from 0% to 200% of the target award depending upon how the compound annual growth rate of Kimball common stock ranks within the peer group at the end of the performance period. RTSRs are vested when issued shortly after the performance measurement period is complete and are issued as common shares. The contractual life of RTSRs is two years, five months. If a participant is not employed on the date shares are issued, the RTSR award is forfeited, except in the case of death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in Kimball's employment policy. To the extent performance conditions are not fully attained, RTSRs are forfeited.
A summary of RTSR activity during fiscal year 2015 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RTSRs outstanding at July 1, 2014	—	$—
Granted	30,198	$11.48
Vested	—	$—
Forfeited	—	$—
RTSRs outstanding at June 30, 2015	30,198	$11.48
As of June 30, 2015, assuming a target of 100%, there was approximately $0.3 million of unrecognized compensation cost related to RTSRs. That cost is expected to be recognized over the vesting period ending June 2017, with a weighted average vesting period of two years. The grant date fair value of RTSR awards was calculated using a Monte Carlo simulation. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. The weighted average grant date fair value was $11.48 for RTSR awards granted in fiscal year 2015. During fiscal years 2015, 2014, and 2013, no RTSRs vested.

Restricted Share Units:
Restricted Share Units (“RSU”) were granted to officers and key employees. Upon vesting, the outstanding number of RSUs and the value of dividends accumulated over the vesting period are converted to shares of common stock. The contractual life of RSUs ranges from one year, four months to two years, seven months. If the employment of a holder of an RSU terminates before the RSU has vested for any reason other than death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in the Company's employment policy, the RSU and accumulated dividends will be forfeited.
A summary of RSU activity during fiscal year 2015 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at July 1, 2014	—	$—
Granted	188,949	$9.15
Vested	(45,009)	$9.13
Forfeited	—	$—
RSUs outstanding at June 30, 2015	143,940	$9.16
As of June 30, 2015, there was approximately $0.9 million of unrecognized compensation cost related to nonvested RSU compensation arrangements. That cost is expected to be recognized over vesting periods ending June 2016 and June 2017, with a weighted average vesting period of one year, six months. The fair value of RSU awards is based on the stock price at the date of award. The weighted average grant date fair value was $9.15 for RSU awards granted in fiscal year 2015. The total fair value of RSU awards vested during fiscal year 2015 was $0.4 million. The RSU awards vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.
Unrestricted Share Grants:
Unrestricted shares may be granted to employees and members of the Board of Directors as consideration for service to Kimball. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. Prior to the spin-off, during fiscal year 2015, Kimball granted a total of 17,335 unrestricted shares of Class B common stock at an average grant date fair value of $16.01, for a total fair value, in thousands, of $278. After the spin-off, during fiscal year 2015, Kimball granted a total of 17,529 unrestricted shares of common stock at an average grant date fair value of $8.79, for a total fair value, in thousands, of $154. During fiscal years 2014 and 2013, respectively, Kimball granted a total of 20,277 and 2,843 unrestricted shares of Class B common stock at an average grant date fair value of $11.47 and $11.78, for a total fair value, in thousands, of $233 and $33. These shares are the total number of shares granted, prior to the reduction of shares withheld to satisfy tax withholding obligations. Unrestricted shares were awarded to officers and other key employees, and to non-employee members of the Board of Directors as compensation for director's fees, as a result of directors' elections to receive unrestricted shares in lieu of cash payment. Director's fees are expensed over the period that directors earn the compensation.
Note 9    Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income tax benefits associated with net operating losses of, in thousands, $3,525 expire from fiscal year 2015 to 2035. Income tax benefits associated with tax credit carryforwards of, in thousands, $2,472, expire from fiscal year 2016 to 2028. A valuation allowance was provided as of June 30, 2015 for deferred tax assets relating to state net operating losses of, in thousands, $687 that we currently believe are more likely than not to remain unrealized in the future.

The components of the deferred tax assets and liabilities as of June 30, 2015 and 2014, were as follows:

(Amounts in Thousands)	2015	2014
Deferred Tax Assets:
Receivables	$1,137	$1,587
Inventory	528	2,388
Employee benefits	382	630
Deferred compensation	12,810	24,502
Other current liabilities	134	619
Warranty reserve	881	1,036
Tax credit carryforwards	2,472	1,883
Restructuring	1,017	—
Goodwill	—	2,597
Net operating loss carryforward	2,525	3,076
Net foreign currency losses	—	77
Miscellaneous	2,055	4,822
Valuation Allowance	(687)	(787)
Total asset	$23,254	$42,430
Deferred Tax Liabilities:
Property and equipment	$7,353	$7,397
Capitalized software	146	168
Miscellaneous	427	512
Total liability	$7,926	$8,077
Net Deferred Income Taxes	$15,328	$34,353
The reduction in deferred income taxes from June 30, 2014 to June 30, 2015 was due primarily to the spin-off of Kimball Electronics on October 31, 2014.
The provision (benefit) for income taxes from continuing operations is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2015	2014	2013
Currently Payable (Refundable):
Federal	$4,553	$6,108	$(3,282)
State	885	1,118	(139)
Total current	$5,438	$7,226	$(3,421)
Deferred Taxes:
Federal	$616	$(4,514)	$(246)
State	482	(1,122)	(1,259)
Total deferred	$1,098	$(5,636)	$(1,505)
Valuation allowance	—	(797)	546
Total provision (benefit) for income taxes from continuing operations	$6,536	$793	$(4,380)

A reconciliation of the statutory U.S. income tax rate from continuing operations to Kimball's effective income tax rate follows:

	Year Ended June 30
	2015		2014		2013
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax provision (benefit) computed at U.S. federal statutory rate	$6,188	35.0%	$1,474	35.0%	$(3,848)	35.0%
State income taxes, net of federal income tax benefit	662	3.8	(45)	(1.1)	(909)	8.3
Valuation allowance	—	—	(797)	(18.9)	546	(5.0)
Domestic manufacturing deduction	(602)	(3.4)	(327)	(7.8)	—	—
Research credit	(218)	(1.2)	(115)	(2.7)	(327)	3.0
Spin-off costs	784	4.4	422	10.0	—	—
Unrecognized tax benefit	(851)	(4.8)	—	—	—	—
Other - net	573	3.2	181	4.3	158	(1.5)
Total provision (benefit) for income taxes from continuing operations	$6,536	37.0%	$793	18.8%	$(4,380)	39.8%
Net cash payments (refunds) for income taxes were, in thousands, $13,306, $13,911, and $(551) in fiscal years 2015, 2014, and 2013, respectively.
Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2015, 2014, and 2013 were as follows:

(Amounts in Thousands)	2015	2014	2013
Beginning balance - July 1	$2,692	$2,752	$2,624
Tax positions related to prior fiscal years:
Additions	351	415	207
Reductions	—	—	—
Tax positions related to current fiscal year:
Additions	—	—	—
Reductions	—	—	—
Settlements	—	—	—
Lapses in statute of limitations	(1,123)	(475)	(79)
Ending balance - June 30	$1,920	$2,692	$2,752
Portion that, if recognized, would reduce tax expense and effective tax rate	$1,307	$2,159	$2,286
We recognize interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes line of the Consolidated Statements of Income. Amounts accrued for interest and penalties were as follows:

	As of June 30
(Amounts in Thousands)	2015	2014	2013
Accrued Interest and Penalties:
Interest	$104	$285	$278
Penalties	$105	$95	$78
Interest and penalties income (expense) recognized for fiscal years 2015, 2014, and 2013 were, in thousands, $171, $(25), and $22, respectively.
Kimball, or one of its wholly-owned subsidiaries, files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. We are no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2012, and to various state and local income tax examinations by tax authorities for years before 2007. We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position.

Note 10    Common Stock
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
Note 11    Fair Value
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during fiscal years 2015 and 2014.
Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents	1	Market - Quoted market prices
Derivative Assets: Foreign exchange contracts	2	Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates, considering counterparty credit risk
Trading securities: Mutual funds held in nonqualified SERP	1	Market - Quoted market prices
Derivative Liabilities: Foreign exchange contracts	2	Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates adjusted for Kimball's non-performance risk

Recurring Fair Value Measurements:
As of June 30, 2015 and 2014, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	June 30, 2015
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$23,414	$—	$—	$23,414
Derivatives: Foreign exchange contracts	—	—	—	—
Trading Securities: Mutual funds in nonqualified SERP	10,353	—	—	10,353
Total assets at fair value	$33,767	$—	$—	$33,767
Liabilities
Derivatives: Foreign exchange contracts	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	June 30, 2014
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$103,845	$—	$—	$103,845
Derivatives: Foreign exchange contracts	—	800	—	800
Trading Securities: Mutual funds in nonqualified SERP	23,106	—	—	23,106
Total assets at fair value	$126,951	$800	$—	$127,751
Liabilities
Derivatives: Foreign exchange contracts	$—	$699	$—	$699
Total liabilities at fair value	$—	$699	$—	$699
The reduction in balances from June 30, 2014 to June 30, 2015 was primarily due to the spin-off of the EMS segment on October 31, 2014. No purchases or sales of Level 3 assets occurred during the periods.
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

Non-recurring fair value adjustment	Level	Valuation Technique/Inputs Used
Impairment of assets held for sale (real estate and property & equipment)	3	Market - Quoted market prices for similar assets sold, adjusted for features specific to the asset
During fiscal year 2015, we classified an aircraft as held for sale and recognized pre-tax impairment of $1.1 million due to the book value of the aircraft exceeding current fair market value estimates less selling costs. The aircraft was sold later in fiscal year 2015 at a pre-tax gain of $0.2 million. During fiscal year 2014, we classified another aircraft as held for sale and recognized pre-tax impairment of $1.2 million due to a significant downward shift in the market for private aviation aircraft. The aircraft was subsequently sold during fiscal year 2014. Our former EMS segment sold a facility and land located in Gaylord, Michigan, recognizing a pre-tax loss of $0.3 million during fiscal year 2014. During fiscal year 2013, the former EMS segment recognized pre-tax impairment on this held for sale property of $0.2 million. The loss on sale and impairment charge were included in the Income from Discontinued Operations, Net of Tax line of the Consolidated Statements of Income.

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
Note 12    Derivative Instruments
Our former EMS segment, classified as a discontinued operation, operated internationally and was therefore exposed to foreign currency exchange rate fluctuations in the normal course of business. The primary means of managing this exposure was to utilize natural hedges, such as aligning currencies used in the supply chain with the sale currency. To the extent natural hedging techniques did not fully offset currency risk, derivative instruments were used with the objective of reducing the residual exposure to certain foreign currency rate movements. Factors considered in the decision to hedge an underlying market exposure included the materiality of the risk, the volatility of the market, the duration of the hedge, the degree to which the underlying exposure was committed to, and the availability, effectiveness, and cost of derivative instruments. Derivative instruments were only utilized for risk management purposes and were not used for speculative or trading purposes.
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
As of June 30, 2015, after the spin-off of the EMS segment, we held no derivative instruments. As of June 30, 2014, the fair value of outstanding derivative instruments was recognized on the balance sheet as a derivative asset or liability. When derivatives were settled with the counterparty, the derivative asset or liability was relieved and cash flow was impacted for the net settlement. For derivative instruments that met the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument were initially recorded net of related tax effect in Accumulated Other Comprehensive Income, a component of Share Owners' Equity, and were subsequently reclassified into earnings in the period or periods during which the hedged transaction was recognized in earnings. The gain or loss associated with derivative instruments that were not designated as hedging instruments or that ceased to meet the criteria for hedging under FASB guidance was recognized in earnings.
Kimball also held common stock warrants which provided the right to purchase a privately-held company's equity securities at a specified exercise price. Due to certain events and changes in circumstances that had adverse effects on the fair value of the investment in the privately-held company, we revalued the investment which resulted in a derivative loss on the stock warrants of less than $0.1 million during fiscal year 2014 and $0.9 million in fiscal year 2013. The stock warrants had no value at June 30, 2015.

See Note 11 - Fair Value of Notes to Consolidated Financial Statements for further information regarding the fair value of derivative assets and liabilities and Note 17 - Comprehensive Income of Notes to Consolidated Financial Statements for the amount and changes in derivative gains and losses deferred in Accumulated Other Comprehensive Income. Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income are presented below.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30 2015	June 30 2014	Balance Sheet Location	June 30 2015	June 30 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$599	Accrued expenses	$—	$241

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	—	201	Accrued expenses	—	458
Total derivatives		$—	$800		$—	$699

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
	June 30
(Amounts in Thousands)	2015	2014	2013
Amount of Pre-Tax Gain Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$2,513	$73	$1,206

The Effect of Derivative Instruments on Consolidated Statements of Income

(Amounts in Thousands)		Fiscal Year Ended June 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2015	2014	2013
Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Income from Discontinued Operations, Net of Tax	$1,484	$(1,187)	$2,139

Amount of Pre-Tax Gain or (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion):
Foreign exchange contracts	Income from Discontinued Operations, Net of Tax	$—	$—	$(3)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain or (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Income from Discontinued Operations, Net of Tax	$740	$(487)	$(322)
Stock warrants	Non-operating income, net	—	(25)	(885)
Total		$740	$(512)	$(1,207)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$2,224	$(1,699)	$929

Note 13    Investments
Kimball maintains a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball recognizes SERP investment assets on the Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains (losses) from continuing operations for securities held at June 30, 2015, 2014, and 2013 were, in thousands, $(644), $(72), and $1,063, respectively. SERP asset and liability balances were as follows:

	June 30
(Amounts in Thousands)	2015	2014
SERP investments - current asset	$1,276	$8,812
SERP investments - other long-term asset	9,077	14,294
Total SERP investments	$10,353	$23,106
SERP obligation - current liability	$1,276	$8,812
SERP obligation - other long-term liability	9,077	14,294
Total SERP obligation	$10,353	$23,106
The reduction in SERP investments and obligation from June 30, 2014 to June 30, 2015 was due primarily to the spin-off of Kimball Electronics on October 31, 2014.
Kimball also held non-marketable equity securities of a privately-held company, which have no value at June 30, 2015. Due to certain events and changes in circumstances that had adverse effects on the fair value of the investment in the privately-held company, we revalued the investment which resulted in impairment on the equity securities of $0.1 million in fiscal year 2014 and $1.0 million in fiscal year 2013.
Note 14    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2015	2014
Compensation	$21,824	$46,307
Selling	6,418	6,101
Employer retirement contribution	4,091	4,964
Taxes	2,933	8,187
Insurance	2,770	4,215
Restructuring	2,504	—
Other expenses	4,885	7,482
Total accrued expenses	$45,425	$77,256
The reduction in compensation, employer retirement plan contribution, taxes, insurance, and other expenses, from June 30, 2014 to June 30, 2015 was due primarily to the spin-off of Kimball Electronics on October 31, 2014.

Note 15   Geographic Information
The following geographic area data includes net sales from continuing operations based on the location where title transfers. Substantially all long-lived assets of the Company’s continuing operations were located in the United States for each of the three fiscal years ended June 30, 2015. Long-lived assets include property and equipment and other long-term assets such as software.

	Year Ended June 30
(Amounts in Thousands)	2015	2014	2013
Net Sales:
United States	$578,551	$530,087	$491,366
Other Foreign	22,317	13,730	8,639
Total Net Sales	$600,868	$543,817	$500,005

Note 16    Earnings Per Share
Earnings per share are computed using the two-class common stock method due to the dividend preference of Class B Common Stock which was in effect until the October 30, 2014 stock unification as further described in Note 10 - Common Stock.  Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares and related payment of assumed dividends for all potentially dilutive securities. Earnings per share of Class A and Class B Common Stock are as follows:

EARNINGS PER SHARE FROM CONTINUING OPERATIONS
	Year Ended June 30, 2015			Year Ended June 30, 2014			Year Ended June 30, 2013
(Amounts in Thousands, Except for Per Share Data)	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Basic Earnings (Loss) Per Share from Continuing Operations:
Dividends Declared	$536	$7,169	$7,705	$1,437	$6,090	$7,527	$1,495	$5,955	$7,450
Undistributed Earnings (Loss)	287	3,151	3,438	(859)	(3,249)	(4,108)	(3,172)	(10,894)	(14,066)
Income (Loss) from Continuing Operations	$823	$10,320	$11,143	$578	$2,841	$3,419	$(1,677)	$(4,939)	$(6,616)
Average Basic Shares Outstanding	3,231	35,414	38,645	8,026	30,378	38,404	8,584	29,479	38,063
Basic Earnings (Loss) Per Share from Continuing Operations	$0.25	$0.29		$0.07	$0.09		$(0.20)	$(0.17)
Diluted Earnings (Loss) Per Share from Continuing Operations:
Dividends Declared and Assumed Dividends on Dilutive Shares	$536	$7,234	$7,770	$1,550	$6,091	$7,641	$1,495	$5,955	$7,450
Undistributed Earnings (Loss)	280	3,093	3,373	(936)	(3,286)	(4,222)	(3,172)	(10,894)	(14,066)
Income (Loss) from Continuing Operations	$816	$10,327	$11,143	$614	$2,805	$3,419	$(1,677)	$(4,939)	$(6,616)
Average Diluted Shares Outstanding	3,231	35,740	38,971	8,652	30,385	39,037	8,584	29,479	38,063
Diluted Earnings (Loss) Per Share from Continuing Operations	$0.25	$0.29		$0.07	$0.09		$(0.20)	$(0.17)
Reconciliation of Basic and Diluted EPS from Continuing Operations Calculations:
Income (Loss) from Continuing Operations Used for Basic EPS Calculation	$823	$10,320	$11,143	$578	$2,841	$3,419	$(1,677)	$(4,939)	$(6,616)
Assumed Dividends Payable on Dilutive Shares	—	65	65	113	1	114	—	—	—
Increase (Reduction) in Undistributed Earnings (Loss) - allocated based on Class A and Class B shares	(7)	(58)	(65)	(77)	(37)	(114)	—	—	—
Income (Loss) from Continuing Operations Used for Diluted EPS Calculation	$816	$10,327	$11,143	$614	$2,805	$3,419	$(1,677)	$(4,939)	$(6,616)
Average Shares Outstanding for Basic EPS Calculation	3,231	35,414	38,645	8,026	30,378	38,404	8,584	29,479	38,063
Dilutive Effect of Average Outstanding Stock Awards	—	326	326	626	7	633	—	—	—
Average Shares Outstanding for Diluted EPS Calculation	3,231	35,740	38,971	8,652	30,385	39,037	8,584	29,479	38,063

EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS
	Year Ended June 30, 2015		Year Ended June 30, 2014		Year Ended June 30, 2013
	Class A	Class B	Class A	Class B	Class A	Class B
Basic Earnings Per Share	$0.24	$0.24	$0.78	$0.79	$0.70	$0.70
Diluted Earnings Per Share	$0.24	$0.23	$0.77	$0.77	$0.70	$0.70

EARNINGS PER SHARE (INCLUDING DISCONTINUED OPERATIONS)
	Year Ended June 30, 2015			Year Ended June 30, 2014			Year Ended June 30, 2013
(Amounts in Thousands, Except for Per Share Data)	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
Basic Earnings Per Share:
Dividends Declared	$536	$7,169	$7,705	$1,437	$6,090	$7,527	$1,495	$5,955	$7,450
Undistributed Earnings	1,053	11,542	12,595	5,420	20,514	25,934	2,803	9,626	12,429
Net Income	$1,589	$18,711	$20,300	$6,857	$26,604	$33,461	$4,298	$15,581	$19,879
Average Basic Shares Outstanding	3,231	35,414	38,645	8,026	30,378	38,404	8,584	29,479	38,063
Basic Earnings Per Share	$0.49	$0.53		$0.85	$0.88		$0.50	$0.53
Diluted Earnings Per Share:
Dividends Declared and Assumed Dividends on Dilutive Shares	$536	$7,234	$7,770	$1,550	$6,091	$7,641	$1,495	$5,955	$7,450
Undistributed Earnings	1,039	11,491	12,530	5,723	20,097	25,820	2,803	9,626	12,429
Net Income	$1,575	$18,725	$20,300	$7,273	$26,188	$33,461	$4,298	$15,581	$19,879
Average Diluted Shares Outstanding	3,231	35,740	38,971	8,652	30,385	39,037	8,584	29,479	38,063
Diluted Earnings Per Share	$0.49	$0.52		$0.84	$0.86		$0.50	$0.53
In fiscal year 2013, all of the 190,000 outstanding compensation awards were antidilutive and were excluded from the dilutive calculation.

Note 17   Accumulated Other Comprehensive Income (Loss)
During fiscal year 2015 and 2014, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2013	$855	$(4,359)	$(292)	$319	$(3,477)
Other comprehensive income (loss) before reclassifications	4,054	(13)	—	539	4,580
Reclassification to (earnings) loss	—	961	172	204	1,337
Net current-period other comprehensive income (loss)	4,054	948	172	743	5,917
Balance at June 30, 2014	$4,909	$(3,411)	$(120)	$1,062	$2,440

Other comprehensive income (loss) before reclassifications	(6,070)	2,097	—	539	(3,434)
Reclassification to (earnings) loss	—	(1,193)	112	(175)	(1,256)
Distribution to Kimball Electronics, Inc.	1,161	2,507	8	(197)	3,479
Net current-period other comprehensive income (loss)	(4,909)	3,411	120	167	(1,211)
Balance at June 30, 2015	$—	$—	$—	$1,229	$1,229

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Fiscal Year Ended		Affected Line Item in the Consolidated Statements of Income
	June 30,
(Amounts in Thousands)	2015	2014
Derivative Gain (Loss) (1)	$1,193	$(961)	Income from Discontinued Operations, Net of Tax

Postemployment Benefits:
Amortization of Prior Service Costs (2)	$(111)	$(158)	Cost of Sales
	(61)	(86)	Selling and Administrative Expenses
	68	95	Benefit (Provision) for Income Taxes
	$(104)	$(149)	Income (Loss) from Continuing Operations
	$(8)	$(23)	Income from Discontinued Operations, Net of Tax

Amortization of Actuarial Gain (Loss) (2)	$159	$(194)	Cost of Sales
	120	(91)	Selling and Administrative Expenses
	(111)	111	Benefit (Provision) for Income Taxes
	$168	$(174)	Income (Loss) from Continuing Operations
	$7	$(30)	Income from Discontinued Operations, Net of Tax

Total Reclassifications for the Period	$64	$(323)	Income (Loss) from Continuing Operations
	1,192	(1,014)	Income from Discontinued Operations, Net of Tax
	$1,256	$(1,337)	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 7 - Employee Benefit Plans of Notes to Consolidated Financial Statements for further information on postemployment benefit plans.

Note 18   Restructuring Expense
We recognized pre-tax restructuring expense related to continuing operations of $5.3 million in fiscal year 2015, and recognized no restructuring related to continuing operations in fiscal years 2014 and 2013. We utilize available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges related to continuing operations are included in the Restructuring Expense line item on our Consolidated Statements of Income.
Capacity Utilization Restructuring Plan:
In November 2014, we announced a capacity utilization restructuring plan which includes the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one.
Key factors in the decision to consolidate the Post Falls operation into the Indiana facilities include the improvement of customer delivery, supply chain dynamics, and transportation costs. The transfer of work involves the start-up of metal fabrication capabilities in a Company-owned facility, along with the transfer of certain assembly operations into two additional Company-owned facilities, all existing locations in southern Indiana. The manufacturing capacity realignment will be carefully managed to mitigate customer disruptions. The consolidation activities began immediately after the announcement in November 2014, and we are actively marketing for sale the Post Falls, Idaho facility. We expect to incur approximately $3 million for future capital investments to support the transfer of production to Indiana. No changes in operating income are anticipated until the later quarters of the transfer of work. When fully implemented by September 2016, we anticipate pre-tax savings of approximately $5 million per year thereafter.
The reduction of our plane fleet from two jets to one reduces our cost structure while aligning the plane fleet size with our needs following the spin-off of Kimball Electronics on October 31, 2014. Previously, one of our jets was used primarily for the successful strategy of transporting customers to visit our showrooms, offices, research and development center, and manufacturing locations, while the remaining jet was used primarily for management travel. The plane used primarily for management travel was sold in the third quarter of fiscal year 2015. The sale of the plane resulted in a $0.2 million pre-tax gain in the third quarter of fiscal year 2015 which partially offset the impairment charge of $1.1 million recorded in the second quarter of fiscal year 2015. As a result of the aircraft fleet reduction, we expect to realize annual pre-tax savings of $0.8 million. In regards to the remaining jet, we believe that our location in rural Jasper, Indiana and the location of our manufacturing locations in small towns away from major metropolitan areas necessitates the need for the remaining jet to efficiently transport customers.
We currently estimate that the pre-tax restructuring charges will be approximately $9.9 million, of which $5.3 million was recorded in fiscal year 2015 with the remainder expected to be incurred over the remaining anticipated transition period. The restructuring charges are expected to consist of approximately $6.0 million of transition, training, and other employee costs, $2.9 million of plant closure and other exit costs, and $1.0 million of non-cash asset impairment. Approximately 90% of the total cost estimate is expected to be cash expense.

Summary of Restructuring Plan:
	Accrued June 30, 2014	Fiscal Year Ended June 30, 2015				Total Charges Incurred Since Plan Announcement	Total Expected Plan Costs
(Amounts in Thousands)		Amounts Charged Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Accrued June 30, 2015 (1)

Capacity Realignment and Post Falls, Idaho Exit
Transition and Other Employee Costs	$—	$2,657	$—	$(44)	$2,613	$2,657	$5,797
Asset Write-downs	—	—	131	(131)	—	131	182
Plant Closure and Other Exit Costs	—	1,456	—	(1,456)	—	1,456	2,912
Total	$—	$4,113	$131	$(1,631)	$2,613	$4,244	$8,891
Plane Fleet Reduction
Transition and Other Employee Costs	$—	$224	$—	$(224)	$—	$224	$224
Asset Write-downs	—	—	822	(822)	—	822	822
Total	$—	$224	$822	$(1,046)	$—	$1,046	$1,046
Total Restructuring Plan	$—	$4,337	$953	$(2,677)	$2,613	$5,290	$9,937

(1)	The accrued restructuring balance at June 30, 2015 includes $2.5 million recorded in current liabilities and $0.1 million recorded in other long-term liabilities.
Discontinued Restructuring Plan Activities:
Restructuring activities related to the EMS segment are included in the discontinued operations line item on our Consolidated Statements of Income, and totaled $0.4 million in both fiscal years 2014 and 2013, and we had no restructuring expense related to discontinued operations in fiscal year 2015. These discontinued operations restructuring plans were completed prior to fiscal year 2013 but continued to incur miscellaneous exit costs related to facility clean up or market value adjustments. These completed restructuring plans include the European Consolidation, Fremont, and Gaylord plans which were all related to the discontinued EMS segment.
Note 19    Variable Interest Entities
Kimball's involvement with a variable interest entity (“VIE”) is limited to a situation in which we are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the VIE's economic performance. Thus, consolidation is not required.
Our involvement with the VIE is limited to a note receivable related to the sale of an Indiana facility. The carrying value of the note receivable, net of a $0.5 million allowance, was $0.9 million as of both June 30, 2015 and June 30, 2014. For both periods, the short-term portion of the carrying value was included on the Receivables line and the long-term portion of the carrying value was included on the Other Assets line of our Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIE, and thus our exposure and risk of loss related to the VIE is limited to the carrying value of the note receivable. Kimball did not provide additional financial support to the VIE during the fiscal year ended June 30, 2015.

Note 20   Credit Quality and Allowance for Credit Losses of Notes Receivable
Kimball monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. We hold collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of June 30, 2015 and 2014, Kimball had no material past due outstanding notes receivable.

	As of June 30, 2015			As of June 30, 2014
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,347	$489	$858	$1,392	$489	$903
Other Notes Receivable	439	149	290	223	149	74
Total	$1,786	$638	$1,148	$1,615	$638	$977

Note 21    Quarterly Financial Information (Unaudited)

	Three Months Ended
(Amounts in Thousands, Except for Per Share Data)	September 30	December 31	March 31	June 30
Fiscal Year 2015:
Net Sales (1)	$144,446	$151,418	$145,943	$159,061
Gross Profit (1)	47,183	46,596	44,007	51,079
Restructuring Expense (1)	—	3,335	388	1,567
Income (Loss) From Continuing Operations	1,517	(1)	4,882	4,745
Net Income	7,996	2,677	4,882	4,745
Basic Earnings (Loss) Per Share From Continuing Operations:
Class A	$0.04	$(0.02)	$0.12	$0.11
Class B	$0.04	$—	$0.13	$0.12
Diluted Earnings (Loss) Per Share From Continuing Operations:
Class A	$0.04	$(0.02)	$0.12	$0.11
Class B	$0.04	$—	$0.13	$0.12
Basic Earnings Per Share:
Class A	$0.20	$0.05	$0.12	$0.11
Class B	$0.21	$0.07	$0.13	$0.12
Diluted Earnings Per Share:
Class A	$0.20	$0.05	$0.12	$0.11
Class B	$0.21	$0.07	$0.13	$0.12
Fiscal Year 2014:
Net Sales (1)	$141,802	$139,049	$125,108	$137,858
Gross Profit (1)	42,246	45,806	36,617	42,056
Income (Loss) From Continuing Operations	1,009	2,088	(37)	359
Net Income	9,183	9,222	7,208	7,848
Basic Earnings (Loss) Per Share From Continuing Operations:
Class A	$0.02	$0.05	$(0.01)	$0.01
Class B	$0.03	$0.06	$—	$0.01
Diluted Earnings (Loss) Per Share From Continuing Operations:
Class A	$0.02	$0.05	$(0.01)	$0.01
Class B	$0.03	$0.06	$—	$0.01
Basic Earnings Per Share:
Class A	$0.24	$0.24	$0.18	$0.20
Class B	$0.24	$0.24	$0.19	$0.21
Diluted Earnings Per Share:
Class A	$0.23	$0.23	$0.18	$0.20
Class B	$0.24	$0.24	$0.19	$0.20
(1) Net sales, gross profit, and restructuring expense are from continuing operations.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2015, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.
(b) Management's report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this report. The effectiveness of the Company's internal control over financial reporting as of June 30, 2015 has been audited by the Company's independent registered public accounting firm.  Management's report and the independent registered public accounting firm's attestation report are included in the Company's Consolidated Financial Statements under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
(c) Changes in internal control over financial reporting.
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B - Other Information
None.
PART III

Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 20, 2015 under the caption “Election of Directors.”
Committees
The information required by this item with respect to the Audit Committee and its financial experts and with respect to the Compensation and Governance Committee's responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 20, 2015 under the caption “Information Concerning the Board of Directors and Committees.”
Executive Officers of the Registrant
The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act
The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 20, 2015 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”
Code of Ethics
Kimball has a code of ethics that applies to all of its employees, including the Chief Executive Officer, the Chief Financial Officer, and the Corporate Controller (functioning as Principal Accounting Officer). The code of ethics is posted on Kimball's website at www.ir.kimball.com. It is our intention to disclose any amendments to the code of ethics on this website. In addition, any waivers of the code of ethics for directors or executive officers of the Company will be disclosed in a Current Report on Form 8-K.

Item 11 - Executive Compensation
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 20, 2015 under the captions “Information Concerning the Board of Directors and Committees,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Related Risk Assessment,” and “Executive Officer and Director Compensation.”

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 20, 2015 under the caption “Share Ownership Information.”
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 20, 2015 under the caption “Executive Officer and Director Compensation — Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 20, 2015 under the caption “Review and Approval of Transactions with Related Persons.”
Director Independence
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 20, 2015 under the caption “Information Concerning the Board of Directors and Committees.”

Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in the Company's Proxy Statement for its annual meeting of Share Owners to be held October 20, 2015 under the caption “Independent Registered Public Accounting Firm” and “Appendix A — Approval Process for Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2015	69

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

(3) Exhibits

See the Index of Exhibits on page 70 for a list of the exhibits filed or incorporated herein as a part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder
Vice President,
Chief Financial Officer
August 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Chairman of the Board,
Chief Executive Officer
August 26, 2015

/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder
Vice President,
Chief Financial Officer
August 26, 2015

/s/ DARREN S. GRESS
Darren S. Gress
Corporate Controller
(functioning as Principal Accounting Officer)
August 26, 2015

Signature	Signature

THOMAS J. TISCHHAUSER *	GEOFFREY L. STRINGER *
Thomas J. Tischhauser	Geoffrey L. Stringer
Director	Director

KIMBERLY K. RYAN *	CHRISTINE M. VUJOVICH *
Kimberly K. Ryan	Christine M. Vujovich
Director	Director

PATRICK E. CONNOLLY *	TIMOTHY J. JAHNKE *
Patrick E. Connolly	Timothy J. Jahnke
Director	Director

*	The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 26, 2015	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Chairman of the Board, Chief Executive Officer

Individually and as Attorney-In-Fact

KIMBALL INTERNATIONAL, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Impact of Spin-Off	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2015
Valuation Allowances:
Short-Term Receivables	$2,345	$198	$(65)	$(604)	$(352)	$1,522
Long-Term Receivables	$628	$(10)	$—	$—	$—	$618
Deferred Tax Asset	$787	$—	$—	$(100)	$—	$687
Year Ended June 30, 2014
Valuation Allowances:
Short-Term Receivables	$2,791	$(20)	$(149)	$(277)	$—	$2,345
Long-Term Notes Receivable	$—	$628	$—	$—	$—	$628
Deferred Tax Asset	$2,315	$—	$—	$(1,528)	$—	$787
Year Ended June 30, 2013
Valuation Allowances:
Short-Term Receivables	$1,367	$1,663	$15	$(254)	$—	$2,791
Deferred Tax Asset	$1,911	$408	$—	$(4)	$—	$2,315

KIMBALL INTERNATIONAL, INC.
INDEX OF EXHIBITS

Exhibit	Description
2(a)**	Separation and Distribution Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to the Company's Form 8-K filed November 3, 2014)
3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed November 3, 2014)
10(a)*	Summary of Director and Named Executive Officer Compensation
10(b)*	Discretionary Compensation
10(c)*	Amended and Restated 2003 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 21, 2013)
10(d)*	Supplemental Employee Retirement Plan (2015 Revision)
10(e)*	Form of Annual Performance Share Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 9, 2015)
10(f)
Credit Agreement, dated as of October 31, 2014 among Kimball International, Inc., the Lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to the Company's Form 8-K filed November 3, 2014)

10(g)*
Form of Employment Agreement with former employee dated May 1, 2006 between the Company and James C. Thyen (Incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the year ended June 30, 2011)

10(h)*	Form of Long Term Performance Share Award Agreement (Incorporated by reference to Exhibit 10(h) to the Company's Form 10-K for the fiscal year ended June 30, 2014)
10(i)*	Description of the Company's 2010 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 25, 2010)
10(j)*
Form of Change in Control Agreement dated June 26, 2015 between the Company and Robert F. Schneider, Donald W. Van Winkle, Michelle R. Schroeder, Lonnie P. Nicholson, Julia E. Heitz Cassidy, R. Gregory Kincer, Michael S. Wagner, and Kevin D. McCoy (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 29, 2015)

10(k)*
Form of Employment Agreement dated June 26, 2015 between the Company and Robert F. Schneider, Donald W. Van Winkle, Michelle R. Schroeder, and Lonnie P. Nicholson (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed
June 29, 2015)

10(l)*	Form of Restricted Share Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 19, 2014)
10(m)*	Form of Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 19, 2015)
10(n)*	Form of Amendment of Annual and/or Long-Term Performance Share Awards (Incorporated by reference to Exhibit 10(c) to the Company's Form 10-Q for the quarter ended December 31, 2014)
10(o)	Tax Matters Agreement by and among Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to the Company's Form 8-K filed November 3, 2014)
10(p)	Employee Matters Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to the Company's Form 8-K filed November 3, 2014)
10(q)	Transition Services Agreement by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to the Company's Form 8-K filed November 3, 2014)
10(r)*	Form of Annual Performance Share Award Agreement (Incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the fiscal year ended June 30, 2014)
11	Computation of Earnings Per Share (Incorporated by reference to Note 16 - Earnings Per Share of Notes to Consolidated Financial Statements)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Constitutes management contract or compensatory arrangement
** The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.