Form 10-Q
period 2015-09-30
KIMBALL INTERNATIONAL INC
filed 2015-11-04
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant's common stock as of October 22, 2015 was:
Class A Common Stock - 304,313 shares
Class B Common Stock - 37,111,358 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	September 30, 2015	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$22,389	$34,661
Receivables, net of allowances of $1,383 and $1,522, respectively	51,133	55,710
Inventories	46,094	37,634
Prepaid expenses and other current assets	22,645	23,548
Total current assets	142,261	151,553
Property and Equipment, net of accumulated depreciation of $200,206 and $197,500, respectively	96,700	97,163
Other Intangible Assets, net of accumulated amortization of $35,644 and $35,447, respectively	2,967	2,669
Other Assets	14,612	14,744
Total Assets	$256,540	$266,129

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$29	$27
Accounts payable	41,802	41,170
Customer deposits	20,045	18,618
Dividends payable	2,090	1,921
Accrued expenses	39,431	45,425
Total current liabilities	103,397	107,161
Other Liabilities:
Long-term debt, less current maturities	219	241
Other	16,204	17,222
Total other liabilities	16,423	17,463
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 309,000 and 386,000, respectively	15	19
Class B - Shares authorized: 100,000,000 Shares issued: 42,716,000 and 42,639,000, respectively	2,136	2,132
Additional paid-in capital	1,368	3,445
Retained earnings	195,786	194,372
Accumulated other comprehensive income	1,302	1,229
Less: Treasury stock, at cost, 5,609,000 shares and 5,111,000 shares, respectively	(63,887)	(59,692)
Total Share Owners' Equity	136,720	141,505
Total Liabilities and Share Owners' Equity	$256,540	$266,129
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)
	Three Months Ended
	September 30
	2015	2014
Net Sales	$156,569	$144,446
Cost of Sales	105,487	97,263
Gross Profit	51,082	47,183
Selling and Administrative Expenses	40,171	43,505
Restructuring Expense	1,186	—
Operating Income	9,725	3,678
Other Income (Expense):
Interest income	71	41
Interest expense	(6)	(6)
Non-operating income (expense), net	(689)	(333)
Other income (expense), net	(624)	(298)
Income from Continuing Operations Before Taxes on Income	9,101	3,380
Provision for Income Taxes	3,479	1,863
Income from Continuing Operations	$5,622	$1,517
Income from Discontinued Operations, Net of Tax	—	6,479
Net Income	$5,622	$7,996

Earnings Per Share of Common Stock:
Basic Earnings Per Share from Continuing Operations:	$0.15
Class A		$0.04
Class B		$0.04
Diluted Earnings Per Share from Continuing Operations:	$0.15
Class A		$0.04
Class B		$0.04
Basic Earnings Per Share:	$0.15
Class A		$0.20
Class B		$0.21
Diluted Earnings Per Share:	$0.15
Class A		$0.20
Class B		$0.21

Dividends Per Share of Common Stock:	$0.055
Class A		$0.045
Class B		$0.050

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	37,515	38,712
Diluted	37,827	38,746
See Notes to Condensed Consolidated Financial Statements
See Exhibit 11 Computation of Earnings Per Share for explanatory notes.

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$5,622			$7,996
Other comprehensive income (loss):
Foreign currency translation adjustments	$—	$—	$—	$(5,586)	$—	$(5,586)
Postemployment severance actuarial change	234	(91)	143	348	(138)	210
Derivative gain	—	—	—	2,231	(348)	1,883
Reclassification to (earnings) loss:
Derivatives	—	—	—	(1,354)	275	(1,079)
Amortization of prior service costs	—	—	—	71	(28)	43
Amortization of actuarial change	(114)	44	(70)	20	(8)	12
Other comprehensive income (loss)	$120	$(47)	$73	$(4,270)	$(247)	$(4,517)
Total comprehensive income			$5,695			$3,479

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Three Months Ended
	September 30
	2015	2014
Cash Flows From Operating Activities:
Net income	$5,622	$7,996
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	3,633	8,272
Loss on sales of assets	12	53
Restructuring and asset impairment charges	19	—
Deferred income tax and other deferred charges	(397)	(1,855)
Stock-based compensation	1,525	3,253
Excess tax benefits from stock-based compensation	(301)	(1,159)
Other, net	(142)	46
Change in operating assets and liabilities:
Receivables	4,623	(6,490)
Inventories	(8,460)	(10,972)
Prepaid expenses and other current assets	263	(1,560)
Accounts payable	3,866	3,927
Customer deposits	1,427	3,954
Accrued expenses	(5,366)	(12,185)
Net cash provided by (used for) operating activities	6,324	(6,720)
Cash Flows From Investing Activities:
Capital expenditures	(5,359)	(10,955)
Proceeds from sales of assets	34	141
Purchases of capitalized software	(495)	(211)
Other, net	(82)	(4)
Net cash used for investing activities	(5,902)	(11,029)
Cash Flows From Financing Activities:
Net change in capital leases and long-term debt	(20)	(18)
Dividends paid to Share Owners	(1,902)	(1,882)
Repurchases of common stock	(9,596)	—
Excess tax benefits from stock-based compensation	301	1,159
Repurchase of employee shares for tax withholding	(1,477)	(3,772)
Net cash used for financing activities	(12,694)	(4,513)
Effect of Exchange Rate Change on Cash and Cash Equivalents	—	(1,167)
Net Decrease in Cash and Cash Equivalents	(12,272)	(23,429)
Cash and Cash Equivalents at Beginning of Period	34,661	136,624
Cash and Cash Equivalents at End of Period	$22,389	$113,195
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$236	$4,505
Interest expense	$6	$28
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

Note 2. Spin-Off Transaction
On October 31, 2014 (“Distribution Date”), we completed the spin-off of our Electronic Manufacturing Services (“EMS”) segment by distributing the related shares of Kimball Electronics, Inc. (“Kimball Electronics”), on a pro rata basis, to the Company's Share Owners of record as of October 22, 2014. After the Distribution Date, the Company does not beneficially own any Kimball Electronics shares and Kimball Electronics is an independent publicly traded company. Kimball International, Inc. trades on the NASDAQ under the ticker symbol “KBAL” and Kimball Electronics, Inc. trades on the NASDAQ under the ticker symbol “KE”.
The EMS segment was reclassified to discontinued operations in the Condensed Consolidated Statements of Income. Financial results of the discontinued operations were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands, Except Per Share Data)	2015	2014
Net Sales	$—	$203,803
Income Before Taxes on Income	—	9,499
Provision for Income Taxes	—	3,020
Income from Discontinued Operations, Net of Tax	$—	$6,479
Income From Discontinued Operations per Diluted Share	$—	$0.17

Note 3. Recent Accounting Pronouncements and Supplemental Information
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
In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under the new guidance, a disposal that represents a strategic shift that has or will have a major effect on an entity's operations and financial results is a discontinued operation. The new guidance requires expanded disclosures that will provide more information about the assets, liabilities, income, and expenses of discontinued operations, and also requires disclosures of significant disposals that do not qualify for discontinued operations reporting. The guidance was effective prospectively for disposals or components of our business classified as held for sale beginning in our first quarter of fiscal year 2016. The adoption did not have a material effect on our consolidated financial statements.
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

Our 38.2% effective tax rate for the first quarter of fiscal year 2016 did not include any material unusual items. The first quarter fiscal year 2015 effective tax rate of 55.1% was unfavorably impacted by nondeductible spin-off expenses.
Non-operating Income (Expense), net:
The non-operating income (expense), net line item includes the impact of such items as fair value adjustments on Supplemental Employee Retirement Plan (“SERP”) investments, foreign currency rate movements, non-production rent income, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain (loss) on SERP investments is offset by a change in the SERP liability that is recognized in selling and administrative expenses.
Components of the Non-operating income (expense), net line, from continuing operations were:

	Three Months Ended
	September 30
(Amounts in Thousands)	2015	2014
Foreign Currency Loss	$(23)	$(25)
Loss on Supplemental Employee Retirement Plan Investments	(575)	(186)
Other Expense	(91)	(122)
Non-operating income (expense), net	$(689)	$(333)

Note 4. Inventories
Inventory components were as follows:

(Amounts in Thousands)	September 30, 2015	June 30, 2015
Finished products	$32,373	$26,634
Work-in-process	2,309	1,952
Raw materials	25,087	23,201
Total FIFO inventory	59,769	51,787
LIFO reserve	(13,675)	(14,153)
Total inventory	$46,094	$37,634
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three-month periods ended September 30, 2015 and 2014 was immaterial.

Note 5. Accumulated Other Comprehensive Income (Loss)
During the three months ended September 30, 2015 and September 30, 2014, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2015	$—	$—	$—	$1,229	$1,229
Other comprehensive income (loss) before reclassifications	—	—	—	143	143
Reclassification to (earnings) loss	—	—	—	(70)	(70)
Net current-period other comprehensive income (loss)	—	—	—	73	73
Balance at September 30, 2015	$—	$—	$—	$1,302	$1,302

Balance at June 30, 2014	$4,909	$(3,411)	$(120)	$1,062	$2,440
Other comprehensive income (loss) before reclassifications	(5,586)	1,883	—	210	(3,493)
Reclassification to (earnings) loss	—	(1,079)	43	12	(1,024)
Net current-period other comprehensive income (loss)	(5,586)	804	43	222	(4,517)
Balance at September 30, 2014	$(677)	$(2,607)	$(77)	$1,284	$(2,077)

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30,
(Amounts in Thousands)	2015	2014
Derivative Gain (Loss) (1)	$—	$1,079	Income (Loss) from Discontinued Operations, Net of Tax

Postemployment Benefits:
Amortization of Prior Service Costs (2)	$—	$(39)	Cost of Sales
	—	(22)	Selling and Administrative Expenses
	—	24	Provision (Benefit) for Income Taxes
	—	(37)	Income (Loss) from Continuing Operations
	$—	$(6)	Income (Loss) from Discontinued Operations, Net of Tax

Amortization of Actuarial Gain (Loss) (2)	$77	$(18)	Cost of Sales
	37	(4)	Selling and Administrative Expenses
	(44)	9	Provision (Benefit) for Income Taxes
	70	(13)	Income (Loss) from Continuing Operations
	$—	$1	Income (Loss) from Discontinued Operations, Net of Tax

Total Reclassifications for the Period	$70	$(50)	Income (Loss) from Continuing Operations
	—	1,074	Income (Loss) from Discontinued Operations, Net of Tax
	$70	$1,024	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 9 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 11 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.

Note 6. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance institutions and can only be drawn upon in the event of Kimball's failure to pay its obligations to a beneficiary. As of September 30, 2015, we had a maximum financial exposure from unused standby letters of credit totaling $1.0 million. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of September 30, 2015 with respect to the standby letters of credit. Kimball also enters into commercial letters of credit to facilitate payments to vendors and from customers.
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.
Changes in the product warranty accrual for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2015	2014
Product Warranty Liability at the beginning of the period	$2,264	$3,221
Additions to warranty accrual (including changes in estimates)	394	91
Settlements made (in cash or in kind)	(305)	(568)
Product Warranty Liability at the end of the period	$2,353	$2,744

Note 7. Restructuring Expense
We recognized pre-tax restructuring expense of $1.2 million in the three months ended September 30, 2015, and recognized no restructuring expense in the three months ended September 30, 2014. We utilize available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.
Capacity Utilization Restructuring Plan:
In November 2014, we announced a capacity utilization restructuring plan which includes the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one.
Key factors in the decision to consolidate the Idaho operation into the Indiana facilities include the improvement of customer delivery, supply chain dynamics, and transportation costs. The transfer of work involves the start-up of metal fabrication capabilities in a Company-owned facility, along with the transfer of certain assembly operations into two additional company-owned facilities, all located in southern Indiana. The manufacturing capacity realignment will be carefully managed to mitigate customer disruptions. The consolidation activities began immediately after the announcement in November 2014, and we are actively marketing for sale the Post Falls, Idaho facility. We expect to incur approximately $2 million for future capital investments to support the transfer of production to Indiana. No changes in operating income are anticipated until the later quarters of the transfer of work. We anticipate pre-tax savings of approximately $5 million per year after the plan is fully implemented by June 2016, which is three months earlier than the original plan.
The reduction of our plane fleet from two jets to one reduced our cost structure while aligning the plane fleet size with our needs following the spin-off of Kimball Electronics on October 31, 2014. Previously, one of our jets was used primarily for the successful strategy of transporting customers to visit our showrooms, offices, research and development center, and manufacturing locations, while the remaining jet was used primarily for management travel. The plane used primarily for management travel was sold in the third quarter of fiscal year 2015. The sale of the plane resulted in a $0.2 million pre-tax gain in the third quarter of fiscal year 2015 which partially offset the impairment charge of $1.1 million recorded in the second quarter of fiscal year 2015. As a result of the aircraft fleet reduction, we began realizing the annual pre-tax savings of $0.8 million. In regards to the remaining jet, we believe that our location in rural Jasper, Indiana and the location of our manufacturing locations in small towns away from major metropolitan areas necessitates the need for the remaining jet to efficiently transport customers.
We currently estimate that the pre-tax restructuring charges will be approximately $10.0 million with $6.5 million recorded since the plan was announced with the remainder expected to be incurred over the remaining anticipated transition period. The restructuring charges are expected to consist of approximately $5.2 million of transition, training, and other employee costs, $3.8 million of plant closure and other exit costs, and $1.0 million of non-cash asset impairment. Approximately 90% of the total cost estimate is expected to be cash expense.

Summary of Restructuring Plan:
	Accrued June 30, 2015	Three Months Ended September 30, 2015				Total Charges Incurred Since Plan Announcement	Total Expected Plan Costs
(Amounts in Thousands)		Amounts Charged Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Accrued September 30, 2015 (1)

Capacity Realignment and Post Falls, Idaho Exit
Transition and Other Employee Costs	$2,613	$267	$—	$(202)	$2,678	$2,924	$4,983
Asset Write-downs	—	—	19	(19)	—	150	189
Plant Closure and Other Exit Costs	—	900	—	(900)	—	2,356	3,752
Total	$2,613	$1,167	$19	$(1,121)	$2,678	$5,430	$8,924
Plane Fleet Reduction
Transition and Other Employee Costs	$—	$—	$—	$—	$—	$224	$224
Asset Write-downs	—	—	—	—	—	822	822
Total	$—	$—	$—	$—	$—	$1,046	$1,046
Total Restructuring Plan	$2,613	$1,167	$19	$(1,121)	$2,678	$6,476	$9,970

(1)	The accrued restructuring balance at September 30, 2015 is recorded in current liabilities.

Note 8. Fair Value
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the three months ended September 30, 2015. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents	1	Market - Quoted market prices
Trading securities: Mutual funds held in nonqualified SERP	1	Market - Quoted market prices

Recurring Fair Value Measurements:
As of September 30, 2015 and June 30, 2015, the fair values of Level 1 financial assets that are measured at fair value on a recurring basis using the market approach were as follows:

(Amounts in Thousands)	September 30, 2015	June 30, 2015
Cash equivalents	$16,420	$23,414
Trading Securities: Mutual funds in nonqualified SERP	9,786	10,353
Total assets at fair value	$26,206	$33,767
We had no purchases or sales of Level 3 assets during the three months ended September 30, 2015.
The nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, target date funds, a bond fund, and a money market fund. The SERP investment assets are offset by a SERP liability which represents Kimball's obligation to distribute SERP funds to participants. See Note 10 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the SERP.
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

Note 9. Derivative Instruments
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
After the spin-off of the EMS segment on October 31, 2014, we held no derivative instruments. See the Condensed Consolidated Statements of Comprehensive Income for the changes in deferred derivative gains and losses. Information on the location and amounts of derivative gains and losses in the Condensed Consolidated Statements of Income are presented below.
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended
	September 30
(Amounts in Thousands)	2015	2014
Amount of Pre-Tax Gain Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$—	$2,231

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended
(Amounts in Thousands)		September 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2015	2014
Amount of Pre-Tax Gain Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Income from Discontinued Operations, Net of Tax	$—	$1,354

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain Recognized in Income on Derivatives:
Foreign exchange contracts	Income from Discontinued Operations, Net of Tax	$—	$924

Total Derivative Pre-Tax Gain Recognized in Income		$—	$2,278

Note 10. Investments
Kimball maintains a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball recognizes SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding losses from continuing operations for the three months ended September 30, 2015 and 2014 were, in thousands, $598 and $220, respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	September 30, 2015	June 30, 2015
SERP investments - current asset	$970	$1,276
SERP investments - other long-term asset	8,816	9,077
Total SERP investments	$9,786	$10,353

SERP obligation - current liability	$970	$1,276
SERP obligation - other long-term liability	8,816	9,077
Total SERP obligation	$9,786	$10,353

Note 11. Postemployment Benefits
Kimball's domestic employees participate in severance plans. These plans cover domestic employees and provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. In connection with the spin-off, the Company has transferred the post-employment obligation for EMS employees to Kimball Electronics.

The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2015	2014
Service cost	$120	$231
Interest cost	19	30
Amortization of prior service costs	—	71
Amortization of actuarial (income) loss	(114)	20
Net periodic benefit cost — Total cost	$25	$352
Less: Discontinued operations	—	70
Net periodic benefit cost — Continuing operations	$25	$282
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 12. Stock Compensation Plan
During fiscal year 2016, the following stock compensation was awarded to officers and key employees. All awards were granted under the Amended and Restated 2003 Stock Option and Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Type of Award	Quarter Awarded	Shares or Units	Grant Date Fair Value (5)
Annual Performance Shares (1)	1st Quarter	111,695	$12.12
Relative Total Shareholder Return Awards (2)	1st Quarter	36,093	$15.10
Restricted Share Units (3)	1st Quarter	93,232	$11.58 - $12.32
Unrestricted Shares (4)	1st Quarter	5,304	$11.31
(1) Annual performance shares were awarded to officers and other key employees. The number of annual performance shares to be issued will be dependent upon operating income performance, with a percentage payout up to a maximum of 200% of the target number set forth above. Annual performance shares vest after one year.
(2) Performance units were awarded to key officers under the Company's Relative Total Shareholder Return program. Vesting occurs at June 30, 2018. Participants will earn from 0% to 200% of the target award depending upon how the compound annual growth rate of Kimball International common stock ranks within the peer group at the end of the performance period.
(3) Restricted share units were awarded to officers and key employees. Vesting occurs at June 30, 2016, June 30, 2017, and June 30, 2018. Upon vesting, the outstanding number of restricted share units and the value of dividends accumulated over the vesting period are converted to shares of common stock.
(4) Unrestricted shares were awarded to key employees as consideration for service to the Company. Unrestricted shares do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
(5) The grant date fair value of annual performance shares is based on the stock price at the date of the award, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding annual performance share awards. The grant date fair value of the Relative Total Shareholder Return awards was calculated using a Monte Carlo simulation. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. The grant date fair value of the restricted share units was based on the stock price at the date of the award. The grant date fair value of the unrestricted shares was based on the average high/low stock price at the date of the award.

Note 13. Variable Interest Entities
Kimball's involvement with a variable interest entity (“VIE”) is limited to a situation in which we are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the VIE's economic performance. Thus, consolidation is not required.
Our involvement with the VIE is limited to a note receivable related to the sale of an Indiana facility. The carrying value of the note receivable, net of a $0.5 million allowance, was $0.9 million as of both September 30, 2015 and June 30, 2015. For both periods, the short-term portion of the carrying value was included on the Receivables line and the long-term portion of the carrying value was included on the Other Assets line of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIE, and thus our exposure and risk of loss related to the VIE is limited to the carrying value of the notes receivable. Kimball did not provide additional financial support to the VIE during the quarter ended September 30, 2015.

Note 14. Credit Quality and Allowance for Credit Losses of Notes Receivable
Kimball monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. We hold collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of September 30, 2015 and June 30, 2015, Kimball had no material past due outstanding notes receivable.

	As of September 30, 2015			As of June 30, 2015
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,336	$489	$847	$1,347	$489	$858
Other Notes Receivable	417	146	271	439	149	290
Total	$1,753	$635	$1,118	$1,786	$638	$1,148

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
Key economic indicators currently point toward continued moderate economic growth. However, the strength of the U.S. dollar, and signs of weakness in China's economy as well as other uncertainties may pose a threat to our future growth as they have the tendency to cause disruption in business strategy, execution, and timing in many of the markets in which we compete.
In relation to the office furniture industry, the Business and Institutional Furniture Manufacturer Association (“BIFMA”) forecast (by IHS as of August 2015) projects a year-over-year increase of 7% for both calendar years 2015 and 2016. The forecast for two of the leading indicators for the hospitality furniture market (August 2015 STR forecast and May 2015 PwC Hospitality Directions report) include an increase in occupancy rates of 2% and an increase in RevPAR (Revenue Per Available Room) of 7% for calendar year 2015. For calendar year 2016 occupancy is forecast to increase less than 1%, and RevPAR is forecast to increase 6%.
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
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facility, was $51.4 million at September 30, 2015.
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

Spin-Off of Kimball Electronics reported as Discontinued Operations
On October 31, 2014 (“Distribution Date”), we completed the previously announced spin-off of our Electronic Manufacturing Services (“EMS”) segment by distributing the related shares of Kimball Electronics, Inc. (“Kimball Electronics”), on a pro rata basis, to the Company's Share Owners of record as of October 22, 2014. After the Distribution Date, the Company does not beneficially own any Kimball Electronics shares and Kimball Electronics is an independent publicly traded company. Kimball International, Inc. trades on the NASDAQ under the ticker symbol “KBAL” and Kimball Electronics, Inc. trades on the NASDAQ under the ticker symbol “KE”.
The EMS business was reclassified to discontinued operations. Financial results of the discontinued operations were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands, Except Per Share Data)	2015	2014
Net Sales of Discontinued Operations	$—	$203,803
Income from Discontinued Operations, Net of Tax	$—	$6,479
Income From Discontinued Operations per Diluted Share	$0.00	$0.17
As a result of the October 30, 2014 stock unification, all distinctions between Class A common stock and Class B common stock were eliminated so that all shares of Class B common stock are equivalent to shares of Class A common stock with respect to all matters, including without limitation, dividend payments and voting rights. Therefore, beginning in fiscal year 2016 the earnings per share calculation includes all common stock in a single calculation. Unless the context otherwise indicates, reference to earnings per share for periods prior to fiscal year 2016 reflects the earnings per Class B diluted share as has historically been reported.

Financial Overview

	At or for the Three Months Ended
	September 30
(Amounts in Millions)	2015	2014	% Change
Net Sales	$156.6	$144.4	8.4%
Gross Profit	51.1	47.2	8.3%
Selling and Administrative Expense	40.2	43.5	(7.7%)
Restructuring Expense	1.2	—
Operating Income	9.7	3.7	164.4%
Operating Income %	6.2%	2.5%
Income from Continuing Operations	5.6	1.5
Open Orders	$123.0	$112.4	9.4%

Net Sales by End Market Vertical
	Three Months Ended
	September 30
(Amounts in Millions)	2015	2014	% Change
Commercial	$49.4	$49.2	—%
Education	$13.6	$12.8	6%
Finance	16.0	15.4	4%
Government	28.3	27.2	4%
Healthcare	15.5	14.6	6%
Hospitality	33.8	25.2	34%
Total Net Sales	$156.6	$144.4	8%
The following operating results discussions are based on income from continuing operations and therefore exclude all income statement activity of the discontinued operations.
First quarter fiscal year 2016 consolidated net sales were $156.6 million compared to first quarter fiscal year 2015 net sales of $144.4 million, or an 8% increase driven by sales increases in all vertical markets except the commercial vertical market which was approximately flat. Increased volume and to a lesser extent the positive impact of price increases drove the net sales increase. Our hospitality vertical market sales increase was driven by increased new construction and renovations. Our healthcare vertical market sales increased as our introduction of products specific to healthcare settings is opening up opportunities in this growing market. Our education vertical market sales increased as we increase our focus in this area. Vertical market sales levels can fluctuate depending on the mix of projects in a given quarter.
In the first quarter of fiscal year 2016 we recorded income from continuing operations of $5.6 million and diluted earnings per share of $0.15, inclusive of $0.7 million, or $0.02 per diluted share, of after-tax restructuring charges. We recorded income from continuing operations of $1.5 million, or $0.04 per diluted share in the first quarter of fiscal year 2015, inclusive of $1.1 million, or $0.03 per diluted share, of after-tax costs related to the spin-off of our EMS segment.
Open orders at September 30, 2015 increased 9% when compared to the open order level as of September 30, 2014 as increased open orders for office furniture more than offset a decline in open orders for hospitality furniture. Open orders at a point in time may not be indicative of future sales trends.
Gross profit as a percent of net sales decreased 0.1 of a percentage point in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015. The favorable impact of price increases, the benefit of leverage gained on higher sales volumes, and a favorable LIFO inventory reserve adjustment were primarily offset by an unfavorable shift in sales mix to lower margin product and labor inefficiencies related to the transfer of production from the Idaho manufacturing facility to our other manufacturing facilities.
As a percent of net sales, selling and administrative expenses in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015 decreased 4.6 percentage points due to the increased sales volumes coupled with lower costs. In absolute dollars, selling and administrative expenses in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015 decreased 7.7% in part due to the retirement of key executives as of the spin-off date. In addition, during the first quarter fiscal year 2015 we incurred expenses of $1.1 million related to the spin-off. We also had a favorable variance within selling and administrative expenses of $0.4 million for the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015 related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (“SERP”) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on income from continuing operations.
In November 2014, we approved a capacity utilization restructuring plan which includes the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one. The jet was sold in the third quarter of fiscal year 2015, and as a result of the aircraft fleet reduction, we began realizing the expected pre-tax annual savings of $0.8 million. The remaining jet is primarily used for transporting customers to visit our showrooms, offices, research and development center, and manufacturing locations. The consolidation of our metal fabrication production is underway and after the consolidation is complete, we anticipate annual pre-tax savings of $5 million per year thereafter. We recognized pre-tax restructuring expense related to continuing operations of $1.2 million in the three months ended September 30, 2015, and recognized no restructuring expense in the three months ended September 30, 2014. See Note 7 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further information on restructuring.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2015	2014
Interest Income	$71	$41
Interest Expense	(6)	(6)
Foreign Currency Loss	(23)	(25)
Loss on Supplemental Employee Retirement Plan Investments	(575)	(186)
Other	(91)	(122)
Other Income (Expense), net	$(624)	$(298)
Our effective tax rate for the first quarter of fiscal year 2016 was 38.2% and did not include any material unusual items. Our effective tax rate for the first quarter of fiscal year 2015 of 55.1% was unfavorably impacted by nondeductible spin-off expenses.
Comparing the balance sheet as of September 30, 2015 to June 30, 2015, inventory levels increased to support lead time requirements of select hospitality customers and to support the manufacturing consolidation plan.

Liquidity and Capital Resources
Our cash and cash equivalents position declined to $22.4 million at September 30, 2015 from $34.7 million at June 30, 2015, primarily due to share repurchases and capital expenditures as discussed below.
Working capital at September 30, 2015 was $38.9 million compared to working capital of $44.4 million at June 30, 2015. The current ratio was 1.4 at both September 30, 2015 and June 30, 2015.
Kimball's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facility, totaled $51.4 million at September 30, 2015. We had no short-term borrowings outstanding as of September 30, 2015 or June 30, 2015.

Cash Flows
Cash management was centralized prior to the spin-off, thus cash flows prior to the October 31, 2014 spin-off date include Kimball Electronics cash flows. Cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flow statement category on the Company’s Condensed Consolidated Statements of Cash Flows.
The following table reflects the major categories of cash flows for the first quarter of fiscal years 2016 and 2015.

	Three Months Ended
	September 30
(Amounts in millions)	2015	2014
Net cash provided by (used for) operating activities	$6,324	$(6,720)
Net cash used for investing activities	$(5,902)	$(11,029)
Net cash used for financing activities	$(12,694)	$(4,513)
Cash Flows from Operating Activities
For the first quarter of fiscal year 2016 net cash provided by operating activities was $6.3 million and for the first quarter of fiscal year 2015 net cash used by operating activities was $6.7 million. Changes in working capital balances used $3.6 million of cash in the first quarter of fiscal year 2016 and $23.3 million in the first quarter of fiscal year 2015.
The $3.6 million usage of cash from changes in working capital balances in the first quarter of fiscal year 2016 was driven by fluctuations in our inventory and accrued expenses balances. Inventory levels increased $8.5 million primarily to support lead time requirements of select hospitality customers and to support the manufacturing consolidation plan while accrued expenses declined $5.4 million due to the payment of accrued profit-based incentive compensation during the first quarter. The $23.3 million usage of cash from changes in working capital balances in the first quarter of fiscal year 2015 was primarily driven by fluctuations in our accrued expenses, inventory, and accounts receivable balances. Accrued expenses declined $12.2 million primarily due to the payment of accrued profit-based incentive compensation during the first quarter of fiscal year 2015. Our inventory balance increased $11.0 million in support of higher sales levels.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the three-month periods ended September 30, 2015 and September 30, 2014 was approximately 29 days and approximately 30 days, respectively. For the pre-spin periods the amount is estimated on a continuing operations basis. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day's net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the first quarter ended September 30, 2015 increased to approximately 53 days from approximately 43 days from the first quarter ended September 30, 2014. The PDSOH increase was driven by increased inventory levels to support growth, customer lead time requirements, and the manufacturing consolidation plan. For the pre-spin periods the amount is estimated on a continuing operations basis. We define PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.
Cash Flows from Investing Activities
During the first quarter of fiscal years 2016 and 2015, we reinvested $5.9 million and $11.2 million, respectively, into capital investments for the future. The current year first quarter capital investments were primarily for facility improvements and manufacturing equipment. The largest investments during the prior year first quarter were for manufacturing equipment in our discontinued EMS business.
Cash Flows from Financing Activities
Kimball paid $1.9 million of dividends in both the three-month periods ended September 30, 2015 and September 30, 2014. Consistent with our historical dividend policy, the Company's Board of Directors evaluates the appropriate dividend payment on a quarterly basis. During the first quarter of fiscal year 2016, we repurchased shares pursuant to a previously announced stock repurchase program which drove cash outflow of $9.6 million.
Credit Facility
We maintain a $30 million credit facility with a maturity date of October 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55 million at our request, subject to the consent of the participating banks. At both September 30, 2015 and June 30, 2015, we had no short-term borrowings outstanding. At September 30, 2015, we had $1.0 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility.
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
We were in compliance with all debt covenants of the credit facility during the first quarter ended September 30, 2015.
The table below compares the adjusted leverage ratio and fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	September 30, 2015	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.13)	3.00	3.13
Fixed Charge Coverage Ratio	967.21	1.10	966.11
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to meet our working capital and other operating needs for at least the next 12 months. During the remainder of fiscal year 2016, we may continue to repurchase shares if conditions are favorable. We also expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
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
Fair Value
During the first quarter of fiscal year 2016, no level 1 financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments.
See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball's summary of contractual obligations under the caption, “Contractual Obligations” in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.
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

•
Sales returns and allowances — Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sales, resulting in a reduction of revenue. These estimates may change over time causing the provisions to be adjusted accordingly. At both September 30, 2015 and June 30, 2015, the reserve for returns and allowances was $0.8 million. The returns and allowances reserve approximated 1% to 2% of gross trade receivables during the two-year period preceding September 30, 2015.

•
Allowance for doubtful accounts — Our estimate for the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as aging, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to determine the final allowance for credit losses on the trade accounts receivable and notes receivable. The allowance for doubtful accounts at both September 30, 2015 and June 30, 2015 was $1.0 million. During the two-year period preceding September 30, 2015, this reserve approximated 1% of gross trade accounts receivable prior to the spin-off, and approximated 2% to 4% of post-spin gross trade accounts receivable.

Self-insurance reserves — We are self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At September 30, 2015 and June 30, 2015, our accrued liabilities for self-insurance exposure were $3.2 million and $2.8 million, respectively.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $2.9 million at both September 30, 2015 and June 30, 2015.

New Accounting Standards
See Note 3 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, the successful completion of the restructuring plan, the continuation of share repurchases, adverse changes in the global economic conditions, increased global competition, significant reduction in customer order patterns, loss of key customers or suppliers, financial stability of key customers and suppliers, relationships with strategic customers and product distributors, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risks from the information disclosed in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in Kimball's internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On August 11, 2015 an additional two million shares of common stock were authorized by the Board of Directors for repurchase. At September 30, 2015, 2.3 million shares remained available under the repurchase program.
The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1-July 31, 2015)	474,000	$12.21	474,000	535,083
Month #2 (August 1-August 31, 2015)	222,212	$11.19	222,212	2,312,871
Month #3 (September 1-September 30, 2015)	39,400	$10.39	39,400	2,273,471
Total	735,612	$11.81	735,612

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed November 3, 2014)

10(a)*	Amended and Restated 2010 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 22, 2015)

10(b)*	Kimball Severance Benefits Plan

10(c)*	Kimball Severance Benefits Plan Supplement for Michael S. Wagner, Kevin D. McCoy, Julia E. Heitz Cassidy, R. Gregory Kincer, and Kourtney L. Smith

11	Computation of Earnings Per Share

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Constitutes management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Chief Executive Officer
November 4, 2015

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder Vice President, Chief Financial Officer
November 4, 2015

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K filed November 3, 2014)
10(a)*	Amended and Restated 2010 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 22, 2015)
10(b)*	Kimball Severance Benefits Plan
10(c)*	Kimball Severance Benefits Plan Supplement for Michael S. Wagner, Kevin D. McCoy, Julia E. Heitz Cassidy, R. Gregory Kincer, and Kourtney L. Smith
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*Constitutes management contract or compensatory arrangement.