Form 10-Q
period 2015-12-31
KIMBALL INTERNATIONAL INC
filed 2016-02-03
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant's common stock as of January 22, 2016 was:
Class A Common Stock - 297,799 shares
Class B Common Stock - 37,141,350 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	December 31, 2015	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$26,090	$34,661
Receivables, net of allowances of $1,330 and $1,522, respectively	48,734	55,710
Inventories	46,693	37,634
Prepaid expenses and other current assets	19,479	23,548
Total current assets	140,996	151,553
Property and Equipment, net of accumulated depreciation of $200,387 and $197,500, respectively	96,577	97,163
Intangible Assets, net of accumulated amortization of $35,778 and $35,447, respectively	2,984	2,669
Other Assets	14,956	14,744
Total Assets	$255,513	$266,129

LIABILITIES AND SHARE OWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$29	$27
Accounts payable	37,473	41,170
Customer deposits	15,919	18,618
Dividends payable	2,102	1,921
Accrued expenses	40,360	45,425
Total current liabilities	95,883	107,161
Other Liabilities:
Long-term debt, less current maturities	217	241
Other	16,892	17,222
Total other liabilities	17,109	17,463
Share Owners' Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 299,000 and 386,000, respectively	15	19
Class B - Shares authorized: 100,000,000 Shares issued: 42,726,000 and 42,639,000, respectively	2,136	2,132
Additional paid-in capital	2,610	3,445
Retained earnings	200,217	194,372
Accumulated other comprehensive income	1,268	1,229
Less: Treasury stock, at cost, 5,601,000 shares and 5,111,000 shares, respectively	(63,725)	(59,692)
Total Share Owners' Equity	142,521	141,505
Total Liabilities and Share Owners' Equity	$255,513	$266,129
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31		December 31
	2015	2014	2015	2014
Net Sales	$163,819	$151,418	$320,388	$295,864
Cost of Sales	110,551	104,822	216,038	202,085
Gross Profit	53,268	46,596	104,350	93,779
Selling and Administrative Expenses	41,236	43,422	81,407	86,927
Restructuring Expense	2,014	3,335	3,200	3,335
Operating Income (Loss)	10,018	(161)	19,743	3,517
Other Income (Expense):
Interest income	45	50	116	91
Interest expense	(5)	(6)	(11)	(12)
Non-operating income (expense), net	201	183	(488)	(150)
Other income (expense), net	241	227	(383)	(71)
Income from Continuing Operations Before Taxes on Income	10,259	66	19,360	3,446
Provision for Income Taxes	3,757	67	7,236	1,930
Income (Loss) from Continuing Operations	$6,502	$(1)	$12,124	$1,516
Income from Discontinued Operations, Net of Tax	—	2,678	—	9,157
Net Income	$6,502	$2,677	$12,124	$10,673

Earnings Per Share of Common Stock:
Basic Earnings (Loss) Per Share from Continuing Operations:	$0.17		$0.32
Class A		$(0.02)		$0.02
Class B		$0.00		$0.04
Diluted Earnings (Loss) Per Share from Continuing Operations:	$0.17		$0.32
Class A		$(0.02)		$0.02
Class B		$0.00		$0.04
Basic Earnings Per Share:	$0.17		$0.32
Class A		$0.05		$0.26
Class B		$0.07		$0.28
Diluted Earnings Per Share:	$0.17		$0.32
Class A		$0.05		$0.26
Class B		$0.07		$0.28

Dividends Per Share of Common Stock:	$0.055		$0.110
Class A		$0.050		$0.095
Class B		$0.050		$0.100

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	37,421	38,862	37,468	38,786
Diluted	37,617	38,862	37,848	38,892
See Notes to Condensed Consolidated Financial Statements
See Exhibit 11 Computation of Earnings Per Share for explanatory notes.

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	December 31, 2015			December 31, 2014
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$6,502			$2,677
Other comprehensive income (loss):
Foreign currency translation adjustments	$—	$—	$—	$(484)	$—	$(484)
Postemployment severance actuarial change	49	(19)	30	305	(122)	183
Derivative gain	—	—	—	282	(68)	214
Reclassification to (earnings) loss:
Derivatives	—	—	—	(130)	16	(114)
Amortization of prior service costs	—	—	—	65	(26)	39
Amortization of actuarial change	(105)	41	(64)	(97)	39	(58)
Other comprehensive income (loss)	$(56)	$22	$(34)	$(59)	$(161)	$(220)
Total comprehensive income			$6,468			$2,457

	Six Months Ended			Six Months Ended
	December 31, 2015			December 31, 2014
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$12,124			$10,673
Other comprehensive income (loss):
Foreign currency translation adjustments	$—	$—	$—	$(6,070)	$—	$(6,070)
Postemployment severance actuarial change	283	(110)	173	653	(260)	393
Derivative gain	—	—	—	2,513	(416)	2,097
Reclassification to (earnings) loss:
Derivatives	—	—	—	(1,484)	291	(1,193)
Amortization of prior service costs	—	—	—	136	(54)	82
Amortization of actuarial change	(219)	85	(134)	(77)	31	(46)
Other comprehensive income (loss)	$64	$(25)	$39	$(4,329)	$(408)	$(4,737)
Total comprehensive income			$12,163			$5,936
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Six Months Ended
	December 31
	2015	2014
Cash Flows From Operating Activities:
Net income	$12,124	$10,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,398	13,071
Loss on sales of assets	105	646
Restructuring and asset impairment charges	52	1,132
Deferred income tax and other deferred charges	491	634
Stock-based compensation	2,939	4,506
Excess tax benefits from stock-based compensation	(301)	(1,157)
Other, net	(37)	2,668
Change in operating assets and liabilities:
Receivables	7,068	(10,259)
Inventories	(9,059)	(17,954)
Prepaid expenses and other current assets	2,560	(8,515)
Accounts payable	(1,142)	10,604
Customer deposits	(2,699)	3,001
Accrued expenses	(4,242)	(7,283)
Net cash provided by operating activities	15,257	1,767
Cash Flows From Investing Activities:
Capital expenditures	(8,191)	(18,504)
Proceeds from sales of assets	59	624
Purchases of capitalized software	(704)	(865)
Other, net	(158)	71
Net cash used for investing activities	(8,994)	(18,674)
Cash Flows From Financing Activities:
Transfer of cash and cash equivalents to Kimball Electronics, Inc.	—	(63,006)
Net change in capital leases and long-term debt	(22)	(20)
Dividends paid to Share Owners	(3,961)	(3,786)
Repurchases of common stock	(9,665)	—
Excess tax benefits from stock-based compensation	301	1,157
Repurchase of employee shares for tax withholding	(1,487)	(3,823)
Net cash used for financing activities	(14,834)	(69,478)
Effect of Exchange Rate Change on Cash and Cash Equivalents	—	(1,246)
Net Decrease in Cash and Cash Equivalents	(8,571)	(87,631)
Cash and Cash Equivalents at Beginning of Period	34,661	136,624
Cash and Cash Equivalents at End of Period	$26,090	$48,993
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$3,738	$10,661
Interest expense	$11	$30
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
The EMS segment was reclassified to discontinued operations in the Condensed Consolidated Statements of Income. Financial results of the discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands, Except Per Share Data)	2015	2014	2015	2014
Net Sales	$—	$71,748	$—	$275,551
Income Before Taxes on Income	$—	$3,599	$—	$13,098
Provision for Income Taxes	$—	$921	$—	$3,941
Income from Discontinued Operations, Net of Tax	$—	$2,678	$—	$9,157
Income From Discontinued Operations per Diluted Share	$—	$0.07	$—	$0.24

Note 3. Recent Accounting Pronouncements and Supplemental Information
Recent Accounting Pronouncements:
In January 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which is intended to improve the recognition and measurement of financial instruments. The guidance revises an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The guidance is effective prospectively for our first quarter of fiscal year 2019 financial statements with early adoption allowed on certain provisions. We have not yet selected a transition method nor determined the effect of this guidance on our consolidated financial statements.
In November 2015, the FASB issued guidance on simplifying the balance sheet classification of deferred taxes. The guidance requires the classification of deferred tax assets and liabilities as noncurrent in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by this update. The guidance is effective for our first quarter of fiscal year 2018 financial statements with early adoption permitted, and allows for the use of either a prospective or retrospective transition method. We plan to early adopt using the prospective transition method for our fiscal year ending June 30, 2016, and will reclassify any current deferred tax assets or liabilities to noncurrent in our consolidated financial position.
In July 2015, the FASB issued guidance on simplifying the measurement of inventory which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Inventory within the scope of this update is required to be measured at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The guidance does not impact inventory measured on a last-in, first-out (“LIFO”) basis. The standards update is effective prospectively for our first quarter fiscal year 2018 financial statements with early adoption permitted. We do not expect the adoption to have a material effect on our consolidated financial statements.
In April 2015, the FASB issued guidance that requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability and further clarification guidance allows the cost of securing a revolving line of credit to be recorded as a deferred asset regardless of whether a balance is outstanding. This guidance is effective for our first quarter fiscal year 2017 financial statements. We currently comply with this method therefore the adoption will not have a material effect on our consolidated financial statements.
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
Our 36.6% effective tax rate for the second quarter of fiscal year 2016 did not include any material unusual items. The second quarter fiscal year 2015 effective tax rate of 101.5% was primarily driven by a lower combined state tax rate post spin-off, requiring a $0.4 million unfavorable adjustment to deferred taxes. This impact had a large effect on the effective tax rate due to the relatively low level of pre-tax income in the second quarter of fiscal year 2015.
Our effective tax rate for the first half of fiscal year 2016 of 37.4% did not include any material unusual items. Our effective tax rate for the first half of fiscal year 2015 of 56.0% was unfavorably impacted as our combined state tax rate was lower post spin-off, requiring a $0.4 million adjustment to deferred taxes in the second quarter of fiscal year 2015 which increased our fiscal 2015 year-to-date tax expense and effective tax rate. In addition, a portion of our spin-off expenses which are nondeductible also unfavorably impacted the fiscal 2015 year-to-date tax rate.
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
Components of the Non-operating income (expense), net line, from continuing operations were:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2015	2014	2015	2014
Foreign Currency Loss	$(17)	$(17)	$(40)	$(42)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	297	352	(278)	166
Other	(79)	(152)	(170)	(274)
Non-operating income (expense), net	$201	$183	$(488)	$(150)

Note 4. Inventories
Inventory components were as follows:

(Amounts in Thousands)	December 31, 2015	June 30, 2015
Finished products	$33,217	$26,634
Work-in-process	2,546	1,952
Raw materials	24,531	23,201
Total FIFO inventory	60,294	51,787
LIFO reserve	(13,601)	(14,153)
Total inventory	$46,693	$37,634
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three and six-month periods ended December 31, 2015 and 2014 was immaterial.

Note 5. Accumulated Other Comprehensive Income (Loss)
During the three months ended December 31, 2015 and 2014, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2015	$—	$—	$—	$1,302	$1,302
Other comprehensive income (loss) before reclassifications	—	—	—	30	30
Reclassification to (earnings) loss	—	—	—	(64)	(64)
Net current-period other comprehensive income (loss)	—	—	—	(34)	(34)
Balance at December 31, 2015	$—	$—	$—	$1,268	$1,268

Balance at September 30, 2014	$(677)	$(2,607)	$(77)	$1,284	$(2,077)
Other comprehensive income (loss) before reclassifications	(484)	214	—	183	(87)
Reclassification to (earnings) loss	—	(114)	39	(58)	(133)
Distribution of Kimball Electronics, Inc.	1,161	2,507	8	(197)	3,479
Net current-period other comprehensive income (loss)	677	2,607	47	(72)	3,259
Balance at December 31, 2014	$—	$—	$(30)	$1,212	$1,182

During the six months ended December 31, 2015 and 2014, the changes in the balances of each component of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

Accumulated Other Comprehensive Income (Loss)			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2015	$—	$—	$—	$1,229	$1,229
Other comprehensive income (loss) before reclassifications	—	—	—	173	173
Reclassification to (earnings) loss	—	—	—	(134)	(134)
Net current-period other comprehensive income (loss)	—	—	—	39	39
Balance at December 31, 2015	$—	$—	$—	$1,268	$1,268

Balance at June 30, 2014	$4,909	$(3,411)	$(120)	$1,062	$2,440
Other comprehensive income (loss) before reclassifications	(6,070)	2,097	—	393	(3,580)
Reclassification to (earnings) loss	—	(1,193)	82	(46)	(1,157)
Distribution of Kimball Electronics, Inc.	1,161	2,507	8	(197)	3,479
Net current-period other comprehensive income (loss)	(4,909)	3,411	90	150	(1,258)
Balance at December 31, 2014	$—	$—	$(30)	$1,212	$1,182

The following reclassifications were made from Accumulated Other Comprehensive Income (Loss) to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	December 31,		December 31,
(Amounts in Thousands)	2015	2014	2015	2014
Derivative Gain (Loss) (1)	$—	$114	$—	$1,193	Income from Discontinued Operations, Net of Tax

Postemployment Benefits:
Amortization of Prior Service Costs (2)	$—	$(40)	$—	$(79)	Cost of Sales
	—	(21)	—	(43)	Selling and Administrative Expenses
	—	24	—	48	Provision for Income Taxes
	—	(37)	—	(74)	Income (Loss) from Continuing Operations
	$—	$(2)	$—	$(8)	Income from Discontinued Operations, Net of Tax

Amortization of Actuarial Gain (Loss) (2)	$66	$48	$143	$30	Cost of Sales
	39	38	76	34	Selling and Administrative Expenses
	(41)	(34)	(85)	(25)	Provision for Income Taxes
	64	52	134	39	Income (Loss) from Continuing Operations
	$—	$6	$—	$7	Income from Discontinued Operations, Net of Tax

Total Reclassifications for the Period	$64	$15	$134	$(35)	Income (Loss) from Continuing Operations
	—	118	—	1,192	Income from Discontinued Operations, Net of Tax
	$64	$133	$134	$1,157	Net Income
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

Note 6. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance institutions and can only be drawn upon in the event of Kimball's failure to pay its obligations to a beneficiary. As of December 31, 2015, we had a maximum financial exposure from unused standby letters of credit totaling $1.0 million. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of December 31, 2015 with respect to the standby letters of credit. Kimball also enters into commercial letters of credit to facilitate payments to vendors and from customers.
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.
Changes in the product warranty accrual for the six months ended December 31, 2015 and 2014 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2015	2014
Product Warranty Liability at the beginning of the period	$2,264	$3,221
Additions to warranty accrual (including changes in estimates)	717	475
Settlements made (in cash or in kind)	(514)	(374)
Distribution of Kimball Electronics, Inc.	—	(910)
Product Warranty Liability at the end of the period	$2,467	$2,412

Note 7. Restructuring Expense
We recognized pre-tax restructuring expense of $2.0 million and $3.2 million in the three and six months ended December 31, 2015, respectively, and recognized $3.3 million restructuring expense in both the three and six months ended December 31, 2014. We utilize available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company's Condensed Consolidated Statements of Income.
Capacity Utilization Restructuring Plan:
In November 2014, we announced a capacity utilization restructuring plan which includes the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one.
Key factors in the decision to consolidate the Idaho operation into the Indiana facilities include the improvement of customer delivery, supply chain dynamics, and transportation costs. The transfer of work involves the start-up of metal fabrication capabilities in a Company-owned facility, along with the transfer of certain assembly operations into two additional company-owned facilities, all located in southern Indiana. The manufacturing capacity realignment is being carefully managed to mitigate customer disruptions. The consolidation activities began immediately after the announcement in November 2014, and we are actively marketing for sale the Post Falls, Idaho facility. We expect to incur approximately $1.6 million for future capital investments to support the transfer of production to Indiana. We anticipate pre-tax savings of approximately $5 million per year after the plan is fully implemented by June 2016, which is three months earlier than the original plan. A majority of the savings will not be realized until the plan is complete.
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
We currently estimate that the pre-tax restructuring charges will be approximately $10.3 million with $8.5 million recorded since the plan was announced with the remainder expected to be incurred over the remaining anticipated transition period. The restructuring charges are expected to consist of approximately $4.1 million of transition and other employee costs, $5.2 million of plant closure and other exit costs, and $1.0 million of non-cash asset impairment. Approximately 90% of the total cost estimate is expected to be cash expense.

Summary of Restructuring Plan:
	Accrued June 30, 2015	Six Months Ended December 31, 2015				Total Charges Incurred Since Plan Announcement	Total Expected Plan Costs
(Amounts in Thousands)		Amounts Charged Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Accrued December 31, 2015 (1)
Capacity Realignment and Post Falls, Idaho Exit
Transition and Other Employee Costs	$2,613	$715	$—	$(525)	$2,803	$3,372	$3,864
Asset Write-downs	—	—	52	(52)	—	183	209
Plant Closure and Other Exit Costs	—	2,433	—	(2,353)	80	3,889	5,215
Total	$2,613	$3,148	$52	$(2,930)	$2,883	$7,444	$9,288
Plane Fleet Reduction
Transition and Other Employee Costs	$—	$—	$—	$—	$—	$224	$224
Asset Write-downs	—	—	—	—	—	822	822
Total	$—	$—	$—	$—	$—	$1,046	$1,046
Total Restructuring Plan	$2,613	$3,148	$52	$(2,930)	$2,883	$8,490	$10,334

(1)	The accrued restructuring balance at December 31, 2015 is recorded in current liabilities.

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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the six months ended December 31, 2015. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.
Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents	1	Market - Quoted market prices
Trading securities: Mutual funds held in nonqualified SERP	1	Market - Quoted market prices

Recurring Fair Value Measurements:
As of December 31, 2015 and June 30, 2015, the fair values of level 1 financial assets that are measured at fair value on a recurring basis using the market approach were as follows:

(Amounts in Thousands)	December 31, 2015	June 30, 2015
Cash equivalents	$24,127	$23,414
Trading Securities: Mutual funds in nonqualified SERP	9,895	10,353
Total assets at fair value	$34,022	$33,767
We had no purchases or sales of level 3 assets during the three and six months ended December 31, 2015.
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
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2015	2014	2015	2014
Amount of Pre-Tax Gain Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$—	$282	$—	$2,513

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Six Months Ended
(Amounts in Thousands)		December 31		December 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2015	2014	2015	2014
Amount of Pre-Tax Gain Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Income from Discontinued Operations, Net of Tax	$—	$130	$—	$1,484

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Income from Discontinued Operations, Net of Tax	$—	$(184)	$—	$740

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$—	$(54)	$—	$2,224

Note 10. Investments
Kimball maintains a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball recognizes SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding losses from continuing operations for the six months ended December 31, 2015 and 2014 were, in thousands, $648 and $389, respectively.

SERP asset and liability balances were as follows:

(Amounts in Thousands)	December 31, 2015	June 30, 2015
SERP investments - current asset	$708	$1,276
SERP investments - other long-term asset	9,187	9,077
Total SERP investments	$9,895	$10,353

SERP obligation - current liability	$708	$1,276
SERP obligation - other long-term liability	9,187	9,077
Total SERP obligation	$9,895	$10,353

Note 11. Postemployment Benefits
Kimball's domestic employees participate in severance plans. These plans cover domestic employees and provide severance benefits to eligible employees meeting the plans' qualifications, primarily involuntary termination without cause. In connection with the spin-off, the Company transferred the post-employment obligation for EMS employees to Kimball Electronics.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2015	2014	2015	2014
Service cost	$124	$159	$244	$390
Interest cost	20	26	39	56
Amortization of prior service costs	—	65	—	136
Amortization of actuarial income	(105)	(97)	(219)	(77)
Net periodic benefit cost — Total cost	$39	$153	$64	$505
Less: Discontinued operations	—	11	—	81
Net periodic benefit cost — Continuing operations	$39	$142	$64	$424
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 12. Stock Compensation Plan
During fiscal year 2016, the following stock compensation was awarded to officers, key employees, and members of the Board of Directors. All awards were granted under the Amended and Restated 2003 Stock Option and Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Type of Award	Quarter Awarded	Shares or Units	Grant Date Fair Value (5)
Annual Performance Shares (1)	1st Quarter	111,695	$12.12
Relative Total Shareholder Return Awards (2)	1st Quarter	36,093	$15.10
Restricted Share Units (3)	1st Quarter	93,232	$11.58 - $12.32
Unrestricted Shares (4)	1st Quarter	5,304	$11.31
Unrestricted Shares (4)	2nd Quarter	2,443	$12.29
Unrestricted Shares (Director Compensation) (4)	2nd Quarter	6,587	$12.04
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
(4) Unrestricted shares were awarded to key employees as consideration for service to the Company. Other unrestricted shares were awarded to non-employee members of the Board of Directors as compensation for director's fees which are expensed over the period that directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
(5) The grant date fair value of annual performance shares is based on the stock price at the date of the award, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding annual performance share awards. The grant date fair value of the Relative Total Shareholder Return awards was calculated using a Monte Carlo simulation. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. The grant date fair value of the restricted share units and unrestricted shares was based on the stock price at the date of the award.

Note 13. Variable Interest Entities
Kimball's involvement with a variable interest entity (“VIE”) is limited to a situation in which we are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the VIE's economic performance. Thus, consolidation is not required.
Our involvement with the VIE is limited to a note receivable related to the sale of an Indiana facility. The carrying value of the note receivable, net of a $0.5 million allowance, was $0.8 million as of December 31, 2015. As of June 30, 2015, the carrying value of the note receivable, net of a $0.5 million allowance, was $0.9 million. For both periods, the short-term portion of the carrying value was included on the Receivables line and the long-term portion of the carrying value was included on the Other Assets line of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIE, and thus our exposure and risk of loss related to the VIE is limited to the carrying value of the notes receivable. Kimball did not provide additional financial support to the VIE during the quarter ended December 31, 2015.

Note 14. Credit Quality and Allowance for Credit Losses of Notes Receivable
Kimball monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. We hold collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of December 31, 2015 and June 30, 2015, Kimball had no material past due outstanding notes receivable.

	As of December 31, 2015			As of June 30, 2015
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,324	$489	$835	$1,347	$489	$858
Other Notes Receivable	391	144	247	439	149	290
Total	$1,715	$633	$1,082	$1,786	$638	$1,148

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
Current global economic uncertainties including the slowing in China's economy, distressed oil prices, and volatility in financial markets may pose a threat to our future growth if companies reduce capital spending in response to the uncertainty. We continue to closely monitor key indicators for the markets in which we compete.
In relation to the office furniture industry, the Business and Institutional Furniture Manufacturer Association (“BIFMA”) forecast (by IHS as of November 2015) projects a year-over-year increase of 7.1% for calendar year 2016. The forecast for two of the leading indicators for the hospitality furniture market (January 2016 PwC Hospitality Directions U.S. report) include an increase in occupancy rates of less than 1% and an increase in RevPAR (Revenue Per Available Room) of 5.5% for calendar year 2016.
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
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facility, was $55.1 million at December 31, 2015.
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

•	We continue to focus on mitigating the impact of select raw material commodity pricing pressures.

•
Due to the contract and project nature of the furniture markets, fluctuation in the demand for our products and variation in the gross margin on those projects is inherent to our business. Effective management of our manufacturing capacity is and will continue to be critical to our success. See below for further details regarding current sales and open order trends.

•	While both the hospitality and office furniture markets are currently expanding, we continue to see volatility in order rates which in turn can impact our operating results.

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
The EMS business was reclassified to discontinued operations. Financial results of the discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands, Except Per Share Data)	2015	2014	2015	2014
Net Sales of Discontinued Operations	$—	$71,748	$—	$275,551
Income from Discontinued Operations, Net of Tax	$—	$2,678	$—	$9,157
Income From Discontinued Operations per Diluted Share	$—	$0.07	$—	$0.24
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

Financial Overview

	At or for the Three Months Ended			For the Six Months Ended
	December 31			December 31
(Amounts in Millions)	2015	2014	% Change	2015	2014	% Change
Net Sales	$163.8	$151.4	8%	$320.4	$295.9	8%
Gross Profit	53.3	46.6	14%	104.4	93.8	11%
Selling and Administrative Expenses	41.2	43.4	(5%)	81.4	86.9	(6%)
Restructuring Expense	2.0	3.3		3.2	3.3
Operating Income (Loss)	10.0	(0.2)		19.7	3.5
Operating Income (Loss) %	6.1%	(0.1%)		6.2%	1.2%
Adjusted Operating Income *	12.0	4.9	145%	22.9	9.7	136%
Adjusted Operating Income % *	7.3%	3.2%		7.2%	3.3%
Income (Loss) from Continuing Operations	6.5	—		12.1	1.5
Adjusted Income from Continuing Operations *	$7.7	$3.8		$14.1	$6.5
Diluted Earnings (Loss) Per Share from Continuing Operations	$0.17	$0.00		$0.32	$0.04
Adjusted Diluted Earnings Per Share from Continuing Operations *	$0.21	$0.10		$0.37	$0.17
Open Orders	$125.3	$119.5	5%
* Items indicated represent Non-GAAP measurements. See “Reconciliation of Non-GAAP Financial Measures” below.

Net Sales by End Market Vertical
	Three Months Ended			Six Months Ended
	December 31			December 31
(Amounts in Millions)	2015	2014	% Change	2015	2014	% Change
Commercial	$54.4	$52.5	4%	$103.8	$101.8	2%
Education	9.4	7.8	21%	23.0	20.6	12%
Finance	18.4	13.6	35%	34.4	28.9	19%
Government	24.0	27.3	(12%)	52.3	54.5	(4%)
Healthcare	19.4	14.8	31%	34.9	29.4	19%
Hospitality	38.2	35.4	8%	72.0	60.7	19%
Total Net Sales	$163.8	$151.4	8%	$320.4	$295.9	8%
The following operating results discussions are based on income from continuing operations and therefore exclude all income statement activity of the discontinued operations.
Second quarter fiscal year 2016 consolidated net sales were $163.8 million compared to second quarter fiscal year 2015 net sales of $151.4 million, or an 8% increase. Net sales for the six-month period ended December 31, 2015 of $320.4 million also increased 8% from net sales of $295.9 million for the same period of the prior fiscal year. The sales increases for both the second fiscal quarter and year-to-date periods were driven by sales increases in all vertical markets except the government vertical market. Increased volume and to a lesser extent the positive impact of price increases drove the net sales increase. Our finance vertical market sales increase was the result of our investment in building product solutions applicable specifically to the needs of the changing workplace environment within financial institutions. Our healthcare vertical market sales benefited from strengthening relationships with purchasing organizations and product solutions specific to healthcare settings. Our hospitality vertical market sales increase was driven by increased new construction as well as renovations. Our education vertical market sales increased as we increase our focus in this area. The decline in sales to the government vertical market was driven by lower sales to the federal government. Vertical market sales levels can fluctuate depending on the mix of projects in a given period.
In the second quarter of fiscal year 2016 we recorded income from continuing operations of $6.5 million and diluted earnings per share of $0.17, inclusive of $1.2 million, or $0.04 per diluted share, of after-tax restructuring charges. In the second quarter of fiscal year 2015 we recorded approximate break-even income from continuing operations and earnings per diluted share, inclusive of $2.0 million, or $0.05 per diluted share, of after-tax restructuring charges, and $1.8 million, or $0.05 per diluted share, of incremental after-tax costs related to the spin-off of our EMS segment. Excluding these nonrecurring costs, our adjusted income from continuing operations for the second quarter of fiscal year 2016 improved to $7.7 million, or $0.21 per diluted share, compared to adjusted income from continuing operations for the second quarter of fiscal year 2015 of $3.8 million, or $0.10 per diluted share.
In the first half of fiscal year 2016 we recorded income from continuing operations of $12.1 million and diluted earnings per share of $0.32, inclusive of $2.0 million, or $0.05 per diluted share, of after-tax restructuring charges. In the first half of fiscal year 2015 we recorded income from continuing operations of $1.5 million and diluted earnings per diluted share of $0.04, inclusive of $2.0 million, or $0.05 per diluted share, of after-tax restructuring charges, and $2.9 million, or $0.08 per diluted share, of incremental after-tax costs related to the spin-off of our EMS segment. Excluding these nonrecurring costs, our adjusted income from continuing operations for the first half of fiscal year 2016 improved to $14.1 million, or $0.37 per diluted share, compared to adjusted income from continuing operations for the first half of fiscal year 2015 of $6.5 million, or $0.17 per diluted share.
Open orders at December 31, 2015 increased 5% when compared to the open order level as of December 31, 2014 as increased open orders for office furniture more than offset a decline in open orders for hospitality furniture. Open orders at a point in time may not be indicative of future sales trends.
Gross profit as a percent of net sales increased 1.7 percentage points in the second quarter of fiscal year 2016 compared to the second quarter of fiscal year 2015 and increased 0.9 of a percentage point in the first six months of fiscal year 2016 compared to the first six months of fiscal year 2015. The favorable impact of price increases, lower discounting, lower outbound freight, material cost savings, and the benefit of leverage gained on higher sales volumes, were partially offset by an unfavorable shift in sales mix to lower margin product and higher warehousing and handling expenses related to higher inventory levels. In addition, labor productivity improvements at select units were offset by labor inefficiencies related to the transfer of production from the Idaho manufacturing facility to our other manufacturing facilities.
As a percent of net sales, selling and administrative expenses in the second quarter and first six months of fiscal year 2016 compared to the second quarter and first six months of fiscal year 2015 decreased 3.5 percentage points and 4.0 percentage points, respectively, due to the increased sales volumes coupled with lower costs. In absolute dollars, selling and administrative expenses in the second quarter and first six months of fiscal year 2016 compared to the same periods of fiscal year 2015 decreased 5.0% and 6.4% primarily due to spin-off expenses of $1.7 million and $2.9 million incurred in the prior year second quarter and year-to-date period, respectively. In addition, selling and administrative expenses declined due to the retirement of key executives as of the spin-off date. Partially offsetting the favorable variances, incentive compensation expense excluding the retirement of key executives increased in both the second quarter and first six months of fiscal year 2016 compared to the same periods of the prior year.
In November 2014, we approved a capacity utilization restructuring plan which includes the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one. The jet was sold in the third quarter of fiscal year 2015, and as a result of the aircraft fleet reduction, we began realizing the expected pre-tax annual savings of $0.8 million. The remaining jet is primarily used for transporting customers to visit our showrooms, offices, research and development center, and manufacturing locations. The consolidation of our metal fabrication production is underway and after the consolidation is complete, we anticipate annual pre-tax savings of $5 million per year thereafter. We recognized pre-tax restructuring expense related to continuing operations of $2.0 million and $3.2 million in the three and six months ended December 31, 2015, respectively, and recognized $3.3 million restructuring expense in both the three and six months ended December 31, 2014. See Note 7 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further information on restructuring.

Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2015	2014	2015	2014
Interest Income	$45	$50	$116	$91
Interest Expense	(5)	(6)	(11)	(12)
Foreign Currency Loss	(17)	(17)	(40)	(42)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	297	352	(278)	166
Other	(79)	(152)	(170)	(274)
Other Income (Expense), net	$241	$227	$(383)	$(71)
Our effective tax rate for the first half of fiscal year 2016 was 37.4% and did not include any material unusual items. Our effective tax rate for the first half of fiscal year 2015 of 56.0% was unfavorably impacted by a lower combined state tax rate post spin-off, requiring a $0.4 million unfavorable adjustment to deferred taxes which increased our fiscal 2015 year-to-date tax expense and effective tax rate. In addition, a portion of our spin-off expenses which were nondeductible also unfavorably impacted the fiscal 2015 effective tax rate. The impact to our effective tax rate is magnified in periods when our pre-tax income is lower.
Comparing the balance sheet as of December 31, 2015 to June 30, 2015, inventory levels increased to support the manufacturing consolidation plan, higher sales levels, and select hospitality customer lead time requirements. Our accounts receivable balance decline was driven by variation in shipment levels shortly before December 31, 2015 and June 30, 2015.

Liquidity and Capital Resources
Our cash and cash equivalents position declined to $26.1 million at December 31, 2015 from $34.7 million at June 30, 2015, primarily due to share repurchases and capital expenditures as discussed below.
Working capital at December 31, 2015 was $45.1 million compared to working capital of $44.4 million at June 30, 2015. The current ratio was 1.5 at December 31, 2015 and 1.4 at June 30, 2015.
Kimball's short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facility, totaled $55.1 million at December 31, 2015. We had no short-term borrowings outstanding as of December 31, 2015 or June 30, 2015.
Cash Flows
Cash management was centralized prior to the spin-off, thus cash flows prior to the October 31, 2014 spin-off date include Kimball Electronics cash flows. Cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flow statement category on the Company’s Condensed Consolidated Statements of Cash Flows.
The following table reflects the major categories of cash flows for the first half of fiscal years 2016 and 2015.

	Six Months Ended
	December 31
(Amounts in millions)	2015	2014
Net cash provided by operating activities	$15,257	$1,767
Net cash used for investing activities	$(8,994)	$(18,674)
Net cash used for financing activities	$(14,834)	$(69,478)
Cash Flows from Operating Activities
For the first half of fiscal year 2016 net cash provided by operating activities was $15.3 million and for the first half of fiscal year 2015 net cash provided by operating activities was $1.8 million. Changes in working capital balances used $7.5 million of cash in the first half of fiscal year 2016 and $30.4 million in the first half of fiscal year 2015.

The $7.5 million usage of cash from changes in working capital balances in the first half of fiscal year 2016 was primarily driven by fluctuations in our inventory balances. Inventory levels increased $9.1 million primarily to support the manufacturing consolidation plan, higher sales levels, and customer lead time requirements. The $30.4 million usage of cash from changes in working capital balances in the first half of fiscal year 2015 was primarily driven by increases in our inventory and accounts receivable balances. Approximately half of the $18.0 million usage of cash for inventory was driven by increased inventory levels in our furniture operations while the remainder was related to inventory fluctuations of the discontinued EMS business prior to the spin date. The $10.3 million usage of cash from an increase in accounts receivable balance was primarily driven by the discontinued EMS business prior to spin date.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the six-month periods ended December 31, 2015 and December 31, 2014 was approximately 29 days and approximately 30 days, respectively. For the pre-spin periods the amount is estimated on a continuing operations basis. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day's net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the six-month period ended December 31, 2015 increased to approximately 53 days from approximately 42 days from the six-month period ended December 31, 2014. The PDSOH increase was driven by increased inventory levels to support growth, customer lead time requirements, and the manufacturing consolidation plan. For the pre-spin periods the amount is estimated on a continuing operations basis. We define PDSOH as the average of the monthly gross inventory divided by an average day's cost of sales.
Cash Flows from Investing Activities
During the first half of fiscal years 2016 and 2015, we reinvested $8.9 million and $19.4 million, respectively, into capital investments for the future. The capital investments during the first half of the current year were primarily for facility improvements and manufacturing equipment. The capital investments during the first half of the prior year were primarily for manufacturing equipment in our discontinued EMS business and facility improvements.
Cash Flows from Financing Activities
Kimball paid dividends of $4.0 million and $3.8 million in the six-month periods ended December 31, 2015 and December 31, 2014, respectively. Consistent with our historical dividend policy, the Company's Board of Directors evaluates the appropriate dividend payment on a quarterly basis. During the first half of fiscal year 2016, we repurchased shares pursuant to a previously announced stock repurchase program which drove cash outflow of $9.7 million. During the first half of fiscal year 2015, Kimball transferred $63.0 million of cash to Kimball Electronics in conjunction with the spin-off.
Credit Facility
We maintain a $30 million credit facility with a maturity date of October 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55 million at our request, subject to the consent of the participating banks. At both December 31, 2015 and June 30, 2015, we had no short-term borrowings outstanding. At December 31, 2015, we had $1.0 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility.
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
We were in compliance with all debt covenants of the credit facility during the six-month period ended December 31, 2015.

The table below compares the adjusted leverage ratio and fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	December 31, 2015	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.18)	3.00	3.18
Fixed Charge Coverage Ratio	1,159.43	1.10	1,158.33
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to fund future dividends and meet our working capital and other operating needs for at least the next 12 months. We may continue to repurchase shares if conditions are favorable. We also expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
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

Non-GAAP Financial Measures
This item contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States in the statement of income, statement of comprehensive income, balance sheet, or statement of cash flows of the Company. The non-GAAP financial measures used within this item include (1) operating income excluding spin-off expenses and restructuring charges; (2) income from continuing operations excluding spin-off expenses and restructuring charges; and (3) diluted earnings per share from continuing operations excluding spin-off expenses and restructuring charges. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the table below. Management believes it is useful for investors to understand how its core operations performed without spin-off expenses and costs incurred in executing its restructuring plans. Excluding these amounts allows investors to meaningfully trend, analyze, and benchmark the performance of the Company's core operations. Many of the Company's internal performance measures that management uses to make certain operating decisions exclude these charges to enable meaningful trending of core operating metrics.

Reconciliation of Non-GAAP Financial Measures
(Amounts in Thousands, Except for Per Share Data)
	Three Months Ended		Six Months Ended
	December 31		December 31
	2015	2014	2015	2014
Operating Income (Loss)	$10,018	$(161)	$19,743	$3,517
Add: Pre-tax Spin-off Expenses	—	1,735	—	2,870
Add: Pre-tax Restructuring Charges	2,014	3,335	3,200	3,335
Adjusted Operating Income	$12,032	$4,909	$22,943	$9,722

Income (Loss) from Continuing Operations	$6,502	$(1)	$12,124	$1,516
Add: After-tax Spin-off Expenses	—	1,809	—	2,931
Add: After-tax Restructuring Charges	1,230	2,039	1,955	2,039
Adjusted Income from Continuing Operations	$7,732	$3,847	$14,079	$6,486

Diluted Earnings (Loss) Per Share from Continuing Operations	$0.17	$0.00	$0.32	$0.04
Add: Impact of Spin-off Expenses	0.00	0.05	0.00	0.08
Add: Impact of Restructuring Charges	0.04	0.05	0.05	0.05
Adjusted Diluted Earnings Per Share from Continuing Operations	$0.21	$0.10	$0.37	$0.17

Fair Value
During the second quarter of fiscal year 2016, no financial instruments were affected by a lack of market liquidity. Our financial instruments are categorized as level 1 financial assets and are valued using readily available market pricing.
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
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are limited to standby letters of credit, a performance bond, and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 6 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on standby letters of credit. We do not have material exposures to trading activities of non-exchange traded contracts.
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

•
Sales returns and allowances — Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sales, resulting in a reduction of revenue. These estimates may change over time causing the provisions to be adjusted accordingly. At both December 31, 2015 and June 30, 2015, the reserve for returns and allowances was $0.8 million. The returns and allowances reserve approximated 1% to 2% of gross trade receivables during the two-year period preceding December 31, 2015.

•
Allowance for doubtful accounts — Our estimate for the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as aging, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to determine the final allowance for credit losses on the trade accounts receivable and notes receivable. The allowance for doubtful accounts at December 31, 2015 and June 30, 2015 was $1.1 million and $1.0 million, respectively. During the two-year period preceding December 31, 2015, this reserve approximated 1% of gross trade accounts receivable prior to the spin-off, and approximated 2% to 4% of post-spin gross trade accounts receivable.

Self-insurance reserves — We are self-insured up to certain limits for auto and general liability, workers' compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At December 31, 2015 and June 30, 2015, our accrued liabilities for self-insurance exposure were $3.4 million and $2.8 million, respectively.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $2.9 million at both December 31, 2015 and June 30, 2015.
New Accounting Standards
See Note 3 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.

Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, the successful completion of the restructuring plan, adverse changes in the global economic conditions, increased global competition, significant reduction in customer order patterns, loss of key customers or suppliers, financial stability of key customers and suppliers, relationships with strategic customers and product distributors, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to market risks from the information disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in Kimball's internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On August 11, 2015 an additional two million shares of common stock were authorized by the Board of Directors for repurchase. Kimball did not repurchase any shares under the repurchase program during the second quarter of fiscal year 2016. At December 31, 2015, 2.3 million shares remained available under the repurchase program.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)

3(b)	Restated By-laws of the Company

10(a)*	Summary of Director and Named Executive Officer Compensation

11	Computation of Earnings Per Share

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Constitutes management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Chief Executive Officer
February 3, 2016

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder Vice President, Chief Financial Officer
February 3, 2016

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended June 30, 2012)
3(b)	Restated By-laws of the Company
10(a)*	Summary of Director and Named Executive Officer Compensation
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*Constitutes management contract or compensatory arrangement.