Form 10-Q
period 2016-03-31
KIMBALL INTERNATIONAL INC
filed 2016-05-04
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

(812) 482-1600
Registrant’s telephone number, including area code
Not Applicable
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of April 20, 2016 was:
Class A Common Stock - 297,799 shares
Class B Common Stock - 37,154,654 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	March 31, 2016	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$43,848	$34,661
Receivables, net of allowances of $1,408 and $1,522, respectively	41,570	55,710
Inventories	40,717	37,634
Prepaid expenses and other current assets	24,143	23,548
Total current assets	150,278	151,553
Property and Equipment, net of accumulated depreciation of $200,086 and $197,500, respectively	96,234	97,163
Intangible Assets, net of accumulated amortization of $35,968 and $35,447, respectively	3,014	2,669
Other Assets	15,679	14,744
Total Assets	$265,205	$266,129

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$29	$27
Accounts payable	35,158	41,170
Customer deposits	19,734	18,618
Dividends payable	2,116	1,921
Accrued expenses	46,681	45,425
Total current liabilities	103,718	107,161
Other Liabilities:
Long-term debt, less current maturities	214	241
Other	16,784	17,222
Total other liabilities	16,998	17,463
Share Owners’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 298,000 and 386,000, respectively	15	19
Class B - Shares authorized: 100,000,000 Shares issued: 42,727,000 and 42,639,000, respectively	2,136	2,132
Additional paid-in capital	3,545	3,445
Retained earnings	200,903	194,372
Accumulated other comprehensive income	1,312	1,229
Less: Treasury stock, at cost, 5,586,000 shares and 5,111,000 shares, respectively	(63,422)	(59,692)
Total Share Owners’ Equity	144,489	141,505
Total Liabilities and Share Owners’ Equity	$265,205	$266,129
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2016	2015	2016	2015
Net Sales	$150,038	$145,943	$470,426	$441,807
Cost of Sales	104,219	101,936	320,257	304,021
Gross Profit	45,819	44,007	150,169	137,786
Selling and Administrative Expenses	38,763	38,508	120,170	125,435
Restructuring Expense	2,761	388	5,961	3,723
Operating Income	4,295	5,111	24,038	8,628
Other Income (Expense):
Interest income	104	61	220	151
Interest expense	(6)	(6)	(17)	(18)
Non-operating income (expense), net	51	290	(437)	140
Other income (expense), net	149	345	(234)	273
Income from Continuing Operations Before Taxes on Income	4,444	5,456	23,804	8,901
Provision for Income Taxes	1,687	574	8,923	2,503
Income from Continuing Operations	$2,757	$4,882	$14,881	$6,398
Income from Discontinued Operations, Net of Tax	—	—	—	9,157
Net Income	$2,757	$4,882	$14,881	$15,555

Earnings Per Share of Common Stock:
Basic Earnings Per Share from Continuing Operations:	$0.07		$0.40
Class A		$0.12		$0.14
Class B		$0.13		$0.17
Diluted Earnings Per Share from Continuing Operations:	$0.07		$0.39
Class A		$0.12		$0.14
Class B		$0.13		$0.17
Basic Earnings Per Share:	$0.07		$0.40
Class A		$0.12		$0.38
Class B		$0.13		$0.40
Diluted Earnings Per Share:	$0.07		$0.39
Class A		$0.12		$0.37
Class B		$0.13		$0.40

Dividends Per Share of Common Stock:	$0.055		$0.165
Class A		$0.050		$0.145
Class B		$0.050		$0.150

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	37,439	38,747	37,458	38,773
Diluted	37,707	39,115	37,869	39,102
See Notes to Condensed Consolidated Financial Statements
See Exhibit 11 Computation of Earnings Per Share for explanatory notes.

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$2,757			$4,882
Other comprehensive income (loss):
Postemployment severance actuarial change	$185	$(73)	$112	$45	$(17)	$28
Reclassification to (earnings) loss:
Amortization of prior service costs	—	—	—	41	(16)	25
Amortization of actuarial change	(112)	44	(68)	(69)	27	(42)
Other comprehensive income (loss)	$73	$(29)	$44	$17	$(6)	$11
Total comprehensive income			$2,801			$4,893

	Nine Months Ended			Nine Months Ended
	March 31, 2016			March 31, 2015
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$14,881			$15,555
Other comprehensive income (loss):
Foreign currency translation adjustments	$—	$—	$—	$(6,070)	$—	$(6,070)
Postemployment severance actuarial change	468	(183)	285	698	(277)	421
Derivative gain	—	—	—	2,513	(416)	2,097
Reclassification to (earnings) loss:
Derivatives	—	—	—	(1,484)	291	(1,193)
Amortization of prior service costs	—	—	—	177	(70)	107
Amortization of actuarial change	(331)	129	(202)	(146)	58	(88)
Other comprehensive income (loss)	$137	$(54)	$83	$(4,312)	$(414)	$(4,726)
Total comprehensive income			$14,964			$10,829
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Nine Months Ended
	March 31
	2016	2015
Cash Flows From Operating Activities:
Net income	$14,881	$15,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,149	16,527
Loss on sales of assets	121	916
Restructuring and asset impairment charges	99	930
Deferred income tax and other deferred charges	1,434	(1,434)
Stock-based compensation	4,177	5,217
Excess tax benefits from stock-based compensation	(301)	(1,157)
Other, net	65	1,220
Change in operating assets and liabilities:
Receivables	14,286	(4,292)
Inventories	(3,083)	(18,969)
Prepaid expenses and other current assets	(3,588)	(6,122)
Accounts payable	(2,709)	5,566
Customer deposits	1,116	2,883
Accrued expenses	2,134	(4,819)
Net cash provided by operating activities	39,781	12,021
Cash Flows From Investing Activities:
Capital expenditures	(12,232)	(24,095)
Proceeds from sales of assets	138	2,302
Purchases of capitalized software	(924)	(1,178)
Other, net	(681)	(176)
Net cash used for investing activities	(13,699)	(23,147)
Cash Flows From Financing Activities:
Transfer of cash and cash equivalents to Kimball Electronics, Inc.	—	(63,006)
Net change in capital leases and long-term debt	(25)	(22)
Dividends paid to Share Owners	(6,019)	(5,729)
Repurchases of common stock	(9,665)	(2,828)
Excess tax benefits from stock-based compensation	301	1,157
Repurchase of employee shares for tax withholding	(1,487)	(3,842)
Net cash used for financing activities	(16,895)	(74,270)
Effect of Exchange Rate Change on Cash and Cash Equivalents	—	(1,260)
Net Increase (Decrease) in Cash and Cash Equivalents	9,187	(86,656)
Cash and Cash Equivalents at Beginning of Period	34,661	136,624
Cash and Cash Equivalents at End of Period	$43,848	$49,968
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$6,505	$11,908
Interest expense	$17	$30
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

Note 2. Spin-Off Transaction
On October 31, 2014 (“Distribution Date”), we completed the spin-off of our Electronic Manufacturing Services (“EMS”) segment by distributing the related shares of Kimball Electronics, Inc. (“Kimball Electronics”), on a pro rata basis, to the Company’s Share Owners of record as of October 22, 2014. After the Distribution Date, the Company does not beneficially own any Kimball Electronics shares and Kimball Electronics is an independent publicly traded company. Kimball International, Inc. trades on the NASDAQ under the ticker symbol “KBAL” and Kimball Electronics, Inc. trades on the NASDAQ under the ticker symbol “KE”.
The EMS segment was reclassified to discontinued operations in the Condensed Consolidated Statements of Income. The following table summarizes the results of the discontinued operations for the nine months ended March 31, 2015. Discontinued operations did not have an impact on the financial results of fiscal year 2016 or the three months ended March 31, 2015.

Nine Months Ended
March 31
(Amounts in Thousands, Except Per Share Data)	2015
Net Sales	$275,551
Income Before Taxes on Income	$13,098
Provision for Income Taxes	$3,941
Income from Discontinued Operations, Net of Tax	$9,157
Income From Discontinued Operations per Diluted Share	$0.23

Note 3. Recent Accounting Pronouncements and Supplemental Information
Recent Accounting Pronouncements:
In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on simplifying the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification on the statement of cash flows. The guidance is effective for our first quarter of fiscal year 2018 with early adoption permitted. We have not yet selected a transition method nor determined the effect of this guidance on our consolidated financial statements.
In February 2016, the FASB issued guidance that revises the accounting for leases. The guidance is intended to improve financial reporting of leasing transactions by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Leases will continue to be classified as either operating or finance leases, with the classification affecting the pattern of expense recognition in the statement of income. The guidance will also require additional disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for our first quarter of fiscal year 2020 with early adoption permitted, and is required to be applied using a modified retrospective approach to each prior reporting period. We have not yet determined the effect of this guidance on our consolidated financial statements.
In January 2016, the FASB issued guidance which is intended to improve the recognition and measurement of financial instruments. The guidance revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The guidance is effective prospectively for our first quarter of fiscal year 2019 financial statements with early adoption allowed on certain provisions. We have not yet selected a transition method nor determined the effect of this guidance on our consolidated financial statements.
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
In April 2015, the FASB issued guidance on customer’s accounting for cloud computing fees and provided criteria for customers in a cloud computing arrangement to use to determine whether the arrangement includes a license of software.  The guidance clarifies that a software license included in a cloud computing arrangement should be accounted for consistent with the acquisition of other software licenses, whereas a cloud computing arrangement that does not include a software license should be accounted for as a service contract. The guidance is effective for our first quarter of fiscal year 2017 financial statements, and allows for the use of either a prospective or retrospective transition method. We plan to adopt using the prospective transition method for our first quarter of fiscal year 2017, and we do not expect the adoption to have a material effect on our consolidated financial statements.
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
In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB decided to defer the effective date for this new revenue standard by one year, which will make the guidance effective for our first quarter fiscal year 2019 financial statements using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. In March 2016, the FASB issued additional guidance which further clarifies assessing whether an entity is a principal or an agent in a revenue transaction, and impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued additional guidance that addresses identifying performance obligations and implementing licensing guidance. The amendments have the same effective date and transition requirements as the new revenue standard. We have not yet selected a transition method nor determined the effect of this guidance on our consolidated financial statements.
In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under the new guidance, a disposal that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results is a discontinued operation. The new guidance requires expanded disclosures that will provide more information about the assets, liabilities, income, and expenses of discontinued operations, and also requires disclosures of significant disposals that do not qualify for discontinued operations reporting. The guidance was effective prospectively for disposals or components of our business classified as held for sale beginning in our first quarter of fiscal year 2016. The adoption did not have a material effect on our consolidated financial statements.
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
Our 38.0% effective tax rate for the third quarter of fiscal year 2016 did not include any material unusual items. The third quarter fiscal year 2015 effective tax rate of 10.5% was favorably impacted by $1.1 million of releases of income tax reserves upon the expiration of statutes of limitation and $0.4 million of tax accrual adjustments.
Our effective tax rate for the first nine months of fiscal year 2016 of 37.5% did not include any material unusual items. Our effective tax rate for the first nine months of fiscal year 2015 of 28.1% was favorably impacted by $1.1 million of releases of income tax reserves upon the expiration of statutes of limitation and $0.4 million of tax accrual adjustments, which were partially offset by a $0.4 million adjustment to deferred taxes as our combined state tax rate is lower post spin-off.
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

Components of the Non-operating income (expense), net line, from continuing operations were:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2016	2015	2016	2015
Foreign Currency Gain (Loss)	$28	$2	$(12)	$(40)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	108	353	(170)	519
Other	(85)	(65)	(255)	(339)
Non-operating income (expense), net	$51	$290	$(437)	$140

Note 4. Inventories
Inventory components were as follows:

(Amounts in Thousands)	March 31, 2016	June 30, 2015
Finished products	$27,480	$26,634
Work-in-process	1,486	1,952
Raw materials	25,117	23,201
Total FIFO inventory	54,083	51,787
LIFO reserve	(13,366)	(14,153)
Total inventory	$40,717	$37,634
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three and nine-month periods ended March 31, 2016 and 2015 was immaterial.

Note 5. Accumulated Other Comprehensive Income
During the three months ended March 31, 2016 and 2015 the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income	Postemployment Benefits
(Amounts in Thousands)	Prior Service Costs	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at December 31, 2015	$—	$1,268	$1,268
Other comprehensive income (loss) before reclassifications	—	112	112
Reclassification to (earnings) loss	—	(68)	(68)
Net current-period other comprehensive income (loss)	—	44	44
Balance at March 31, 2016	$—	$1,312	$1,312

Balance at December 31, 2014	$(30)	$1,212	$1,182
Other comprehensive income (loss) before reclassifications	—	28	28
Reclassification to (earnings) loss	25	(42)	(17)
Net current-period other comprehensive income (loss)	25	(14)	11
Balance at March 31, 2015	$(5)	$1,198	$1,193
During the nine months ended March 31, 2016 and 2015, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2015	$—	$—	$—	$1,229	$1,229
Other comprehensive income (loss) before reclassifications	—	—	—	285	285
Reclassification to (earnings) loss	—	—	—	(202)	(202)
Net current-period other comprehensive income (loss)	—	—	—	83	83
Balance at March 31, 2016	$—	$—	$—	$1,312	$1,312

Balance at June 30, 2014	$4,909	$(3,411)	$(120)	$1,062	$2,440
Other comprehensive income (loss) before reclassifications	(6,070)	2,097	—	421	(3,552)
Reclassification to (earnings) loss	—	(1,193)	107	(88)	(1,174)
Distribution of Kimball Electronics, Inc.	1,161	2,507	8	(197)	3,479
Net current-period other comprehensive income (loss)	(4,909)	3,411	115	136	(1,247)
Balance at March 31, 2015	$—	$—	$(5)	$1,198	$1,193

The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	March 31,		March 31,
(Amounts in Thousands)	2016	2015	2016	2015
Derivative Gain (1)	$—	$—	$—	$1,193	Income (Loss) from Discontinued Operations, Net of Tax

Postemployment Benefits:
Amortization of Prior Service Costs (2)	$—	$(26)	$—	$(106)	Cost of Sales
	—	(15)	—	(58)	Selling and Administrative Expenses
	—	16	—	65	Benefit (Provision) for Income Taxes
	—	(25)	—	(99)	Income (Loss) from Continuing Operations
	$—	$—	$—	$(8)	Income (Loss) from Discontinued Operations, Net of Tax

Amortization of Actuarial Gain (2)	$71	$38	$214	$68	Cost of Sales
	41	31	117	65	Selling and Administrative Expenses
	(44)	(27)	(129)	(52)	Benefit (Provision) for Income Taxes
	68	42	202	81	Income (Loss) from Continuing Operations
	$—	$—	$—	$7	Income (Loss) from Discontinued Operations, Net of Tax

Total Reclassifications for the Period	$68	$17	$202	$(18)	Income (Loss) from Continuing Operations
	—	—	—	1,192	Income (Loss) from Discontinued Operations, Net of Tax
	$68	$17	$202	$1,174	Net Income (Loss)
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

Note 6. Commitments and Contingent Liabilities
Standby letters of credit are issued to third-party suppliers, lessors, and insurance institutions and can only be drawn upon in the event of Kimball’s failure to pay its obligations to a beneficiary. As of March 31, 2016, we had a maximum financial exposure from unused standby letters of credit totaling $1.0 million. We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of March 31, 2016 with respect to the standby letters of credit. Kimball also enters into commercial letters of credit to facilitate payments to vendors and from customers.
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability in cases where specific warranty issues become known.
Changes in the product warranty accrual for the nine months ended March 31, 2016 and 2015 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2016	2015
Product Warranty Liability at the beginning of the period	$2,264	$3,221
Additions to warranty accrual (including changes in estimates)	982	625
Settlements made (in cash or in kind)	(785)	(564)
Distribution of Kimball Electronics, Inc.	—	(910)
Product Warranty Liability at the end of the period	$2,461	$2,372

Note 7. Restructuring Expense
We recognized pre-tax restructuring expense of $2.8 million and $6.0 million in the three and nine months ended March 31, 2016, respectively, and recognized $0.4 million and $3.7 million of restructuring expense in the three and nine months ended March 31, 2015. We utilize available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges are included in the Restructuring Expense line item on the Company’s Condensed Consolidated Statements of Income.
Capacity Utilization Restructuring Plan:
In November 2014, we announced a capacity utilization restructuring plan which includes the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one.
As of March 31, 2016, we are in the final stages of consolidating the Idaho operation into Indiana facilities. The transfer of work has involved the start-up of metal fabrication capabilities in a Company-owned facility, along with the transfer of certain assembly operations into two additional Company-owned facilities, all located in southern Indiana. The manufacturing capacity realignment has been carefully managed to mitigate customer disruptions. We expect to incur approximately $0.8 million for future capital investments as we finalize the restructuring activities. The Post Falls, Idaho facility is being prepared for sale.
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
We will continue to incur ongoing building maintenance costs such as property taxes, insurance, and utilities until the facility is sold. Exclusive of these ongoing building maintenance costs, we currently estimate that the pre-tax restructuring charges will be approximately $11.7 million with $11.3 million recorded since the plan was announced with the remainder expected to be incurred over the remaining anticipated transition period. The restructuring charges are expected to consist of approximately $4.8 million of transition and other employee costs, $5.8 million of plant closure and other exit costs, and $1.1 million of non-cash asset impairment. Approximately 91% of the total cost estimate is expected to be cash expense.

Summary of Restructuring Plan:
	Accrued June 30, 2015	Nine Months Ended March 31, 2016				Total Charges Incurred Since Plan Announcement	Total Expected Plan Costs(2)
(Amounts in Thousands)		Amounts Charged Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Accrued March 31, 2016 (1)
Capacity Realignment and Post Falls, Idaho Exit
Transition and Other Employee Costs	$2,613	$1,934	$—	$(1,086)	$3,461	$4,591	$4,615
Asset Write-downs	—	—	99	(99)	—	230	230
Plant Closure and Other Exit Costs	—	3,928	—	(3,683)	245	5,384	5,815
Total	$2,613	$5,862	$99	$(4,868)	$3,706	$10,205	$10,660
Plane Fleet Reduction
Transition and Other Employee Costs	$—	$—	$—	$—	$—	$224	$224
Asset Write-downs	—	—	—	—	—	822	822
Total	$—	$—	$—	$—	$—	$1,046	$1,046
Total Restructuring Plan	$2,613	$5,862	$99	$(4,868)	$3,706	$11,251	$11,706

(1)	The accrued restructuring balance at March 31, 2016 is recorded in current liabilities.

(2)
Excludes ongoing building maintenance costs such as property taxes, insurance, and utilities that will be incurred until the facility is sold. These costs will be included in the Restructuring line on the Condensed Consolidated Statements of Income as they are incurred.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the nine months ended March 31, 2016. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.
We invested $0.5 million in non-marketable equity securities of a privately-held company during the quarter ended March 31, 2016. This investment is classified as a level 3 financial asset, as explained in the Financial Instruments Not Carried At Fair Value section below. No other purchases or sales of level 3 assets occurred during the three and nine months ended March 31, 2016.

Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents	1	Market - Quoted market prices
Trading securities: Mutual funds held in nonqualified SERP	1	Market - Quoted market prices

Recurring Fair Value Measurements:
As of March 31, 2016 and June 30, 2015, the fair values of level 1 financial assets that are measured at fair value on a recurring basis using the market approach were as follows:

(Amounts in Thousands)	March 31, 2016	June 30, 2015
Cash equivalents	$38,848	$23,414
Trading Securities: Mutual funds in nonqualified SERP	10,025	10,353
Total assets at fair value	$48,873	$33,767
The nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, target date funds, a bond fund, and a money market fund. The SERP investment assets are offset by a SERP liability which represents Kimball’s obligation to distribute SERP funds to participants. See Note 10 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the SERP.
Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include the following:

Financial Instrument	Level	Valuation Technique/Inputs Used
Notes receivable	2	Market - Price approximated based on the assumed collection of receivables in the normal course of business, taking into account the customer’s non-performance risk
Non-marketable equity securities (cost-method investments, which carry shares at cost except in the event of impairment)	3
Cost Method, with Impairment Recognized Using a Market-Based Valuation Technique - See the explanation below the table regarding the method used to periodically estimate the fair value of cost-method investments.

Long-term debt (carried at amortized cost)	3	Income - Price estimated using a discounted cash flow analysis based on quoted long-term debt market rates, taking into account Kimball’s non-performance risk
Investments in non-marketable equity securities are accounted for using the cost method because Kimball does not have the ability to exercise significant influence over the operating and financial policies of the investee. On a periodic basis, but no less frequently than quarterly, these investments are assessed for impairment when there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. If a significant adverse effect on the fair value of the investment were to occur and was deemed to be other-than-temporary, the fair value of the investment would be estimated, and the amount by which the carrying value of the cost-method investment exceeds its fair value would be recorded as an impairment loss.
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
When derivatives were settled with the counterparty, the derivative asset or liability was relieved and cash flow was impacted for the net settlement. For derivative instruments that met the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument were initially recorded net of related tax effect in Accumulated Other Comprehensive Income, a component of Share Owners’ Equity, and were subsequently reclassified into earnings in the period or periods during which the hedged transaction was recognized in earnings. The gain or loss associated with derivative instruments that were not designated as hedging instruments or that ceased to meet the criteria for hedging under FASB guidance was recognized in earnings.
After the spin-off of the EMS segment on October 31, 2014, we held no derivative instruments. See the Condensed Consolidated Statements of Comprehensive Income for the changes in deferred derivative gains and losses. Information on the location and amounts of derivative gains and losses in the Condensed Consolidated Statements of Income are presented below.
The Effect of Derivative Instruments on Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2016	2015	2016	2015
Amount of Pre-Tax Gain Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$—	$—	$—	$2,513

The Effect of Derivative Instruments on Condensed Consolidated Statements of Income

		Three Months Ended		Nine Months Ended
(Amounts in Thousands)		March 31		March 31
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2016	2015	2016	2015
Amount of Pre-Tax Gain Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Income from Discontinued Operations, Net of Tax	$—	$—	$—	$1,484

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain Recognized in Income on Derivatives:
Foreign exchange contracts	Income from Discontinued Operations, Net of Tax	$—	$—	$—	$740

Total Derivative Pre-Tax Gain Recognized in Income		$—	$—	$—	$2,224

Note 10. Investments
Supplemental Employee Retirement Plan Investments:
Kimball maintains a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball recognizes SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding losses from continuing operations for the nine months ended March 31, 2016 and 2015 were, in thousands, $550 and $121, respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	March 31, 2016	June 30, 2015
SERP investments - current asset	$634	$1,276
SERP investments - other long-term asset	9,391	9,077
Total SERP investments	$10,025	$10,353

SERP obligation - current liability	$634	$1,276
SERP obligation - other long-term liability	9,391	9,077
Total SERP obligation	$10,025	$10,353

Non-marketable equity securities:
We invested $0.5 million in non-marketable equity securities of a privately-held company during the quarter ended March 31, 2016. The securities were valued at $0.5 million at March 31, 2016, and are included in the Other Assets line of the Condensed Consolidated Balance Sheets. See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities. The investment does not rise to the level of a material variable interest or a controlling interest in the privately-held company which would require consolidation.

Note 11. Postemployment Benefits
Kimball’s domestic employees participate in severance plans. These plans cover domestic employees and provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause. In connection with the spin-off, the Company transferred the post-employment obligation for EMS employees to Kimball Electronics.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2016	2015	2016	2015
Service cost	$122	$131	$366	$521
Interest cost	19	21	58	77
Amortization of prior service costs	—	41	—	177
Amortization of actuarial income	(112)	(69)	(331)	(146)
Net periodic benefit cost — Total cost	$29	$124	$93	$629
Less: Discontinued operations	—	—	—	81
Net periodic benefit cost — Continuing operations	$29	$124	$93	$548
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

Type of Award	Quarter Awarded	Shares or Units	Grant Date Fair Value (5)
Annual Performance Shares (1)	1st Quarter	111,695	$12.12
Relative Total Shareholder Return Awards (2)	1st Quarter	36,093	$15.10
Restricted Share Units (3)	1st Quarter	93,232	$11.58 - $12.32
Unrestricted Shares (4)	1st Quarter	5,304	$11.31
Unrestricted Shares (4)	2nd Quarter	2,443	$12.29
Unrestricted Shares (Director Compensation) (4)	2nd Quarter	6,587	$12.04
Unrestricted Shares (Director Compensation) (4)	3rd Quarter	15,248	$9.65
(1) Annual performance shares were awarded to officers and other key employees. The number of annual performance shares to be issued will be dependent upon operating income performance, with a percentage payout up to a maximum of 200% of the target number set forth above. Annual performance shares vest after one year.
(2) Performance units were awarded to key officers under the Company’s Relative Total Shareholder Return program. Vesting occurs at June 30, 2018. Participants will earn from 0% to 200% of the target award depending upon how the compound annual growth rate of Kimball International common stock ranks within the peer group at the end of the performance period.
(3) Restricted share units were awarded to officers and key employees. Vesting occurs at June 30, 2016, June 30, 2017, and June 30, 2018. Upon vesting, the outstanding number of restricted share units and the value of dividends accumulated over the vesting period are converted to shares of common stock.
(4) Unrestricted shares were awarded to key employees as consideration for service to the Company. Other unrestricted shares were awarded to non-employee members of the Board of Directors as compensation for director’s fees which are expensed over the period that directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sale, or other restrictions.

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

Note 13. Variable Interest Entities
Kimball’s involvement with variable interest entities (“VIEs”) is limited to situations in which we are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the VIE’s economic performance. Thus, consolidation is not required. Our involvement with VIEs consists of an investment in non-marketable equity securities of a privately-held company during the third quarter of fiscal year 2016 and a note receivable related to the sale of an Indiana facility.
The non-marketable equity securities were valued at $0.5 million at March 31, 2016, and are included in the Other Assets line of the Condensed Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements.
The carrying value of the note receivable related to the sale of an Indiana facility, net of a $0.5 million allowance, was $0.8 million as of March 31, 2016. As of June 30, 2015, the carrying value of the note receivable, net of a $0.5 million allowance, was $0.9 million. For both periods, the short-term portion of the carrying value was included on the Receivables line and the long-term portion of the carrying value was included on the Other Assets line of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball to the VIEs was limited to the items discussed above during the quarter ended March 31, 2016.

Note 14. Credit Quality and Allowance for Credit Losses of Notes Receivable
Kimball monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. We hold collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of March 31, 2016 and June 30, 2015, Kimball had no material past due outstanding notes receivable.

	As of March 31, 2016			As of June 30, 2015
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,313	$489	$824	$1,347	$489	$858
Other Notes Receivable	373	140	233	439	149	290
Total	$1,686	$629	$1,057	$1,786	$638	$1,148

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
Kimball International, Inc. (the “Company,” “Kimball,” “we,” “us,” or “our”) creates design driven, innovative furnishings sold through our family of brands: Kimball Office, National Office Furniture, and Kimball Hospitality. Our diverse portfolio offers solutions for the workplace, learning, healing, and hospitality environments.  Dedicated to our Guiding Principles, our values and integrity are evidenced by public recognition as a highly trusted company and an employer of choice. “We Build Success” by establishing long-term relationships with customers, employees, suppliers, share owners and the communities in which we operate.
We closely monitor key indicators for the markets in which we compete. In relation to the office furniture industry, the Business and Institutional Furniture Manufacturer Association (“BIFMA”) forecast (by IHS as of February 2016) projects a year-over-year increase of 3.9% for calendar year 2016. The forecast for two of the leading indicators for the hospitality furniture market (January 2016 PwC Hospitality Directions U.S. report) include an increase in occupancy rates of less than 1% and an increase in RevPAR (Revenue Per Available Room) of 5.5% for calendar year 2016.
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
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facility, was $72.8 million at March 31, 2016.
In addition to the above discussion, management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
Successful execution of the Company’s restructuring plan is critical to the Company’s future performance. The success of the restructuring initiatives is dependent on accomplishing the plan in a timely and effective manner. A critical component of the restructuring initiatives is the transfer of production among facilities which will result in some manufacturing inefficiencies and excess working capital during the transition period. The Company’s restructuring plan is discussed below.

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

•	We continue to see volatility in order rates in both the hospitality and office furniture markets which in turn can impact our operating results.

•
Globalization continues to reshape not only the markets in which we operate but also our key customers and competitors. In addition, demand for shorter lead times on a portion of our hospitality orders allows us to utilize available manufacturing capacity in the U.S., and we continue to reduce lead times with the remainder of our supply base in order to achieve our customers’ requests. We also continually evaluate the optimal location of production facilities and suppliers, particularly for hospitality furniture, in order to provide products to our customers most efficiently and at the lowest cost.

•
Current global economic uncertainties including the challenges in China’s economy, distressed oil prices, and volatility in financial markets may pose a threat to our future growth if companies reduce capital spending in response to the sustained volatility and uncertainty.

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our career development and succession planning processes help to maintain stability in management.

Spin-Off of Kimball Electronics reported as Discontinued Operations
On October 31, 2014 (“Distribution Date”), we completed the previously announced spin-off of our Electronic Manufacturing Services (“EMS”) segment by distributing the related shares of Kimball Electronics, Inc. (“Kimball Electronics”), on a pro rata basis, to the Company’s Share Owners of record as of October 22, 2014. After the Distribution Date, the Company does not beneficially own any Kimball Electronics shares and Kimball Electronics is an independent publicly traded company. Kimball International, Inc. trades on the NASDAQ under the ticker symbol “KBAL” and Kimball Electronics, Inc. trades on the NASDAQ under the ticker symbol “KE”.

The EMS business was reclassified to discontinued operations. Discontinued operations did not have an impact on the financial results of fiscal year-to-date 2016 or the third quarter of fiscal year 2015. Financial results of the discontinued operations for the fiscal year 2015 year-to-date period were as follows:

Nine Months Ended
March 31
(Amounts in Thousands, Except Per Share Data)	2015
Net Sales of Discontinued Operations	$275,551
Income from Discontinued Operations, Net of Tax	$9,157
Income From Discontinued Operations per Diluted Share	$0.23
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
Financial Overview

	At or for the Three Months Ended			For the Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2016	2015	% Change	2016	2015	% Change
Net Sales	$150.0	$145.9	3%	$470.4	$441.8	6%
Gross Profit	45.8	44.0	4%	150.2	137.8	9%
Selling and Administrative Expenses	38.8	38.5	1%	120.2	125.4	(4%)
Restructuring Expense	2.8	0.4		6.0	3.7
Operating Income	4.3	5.1	(16%)	24.0	8.6	179%
Operating Income %	2.9%	3.5%		5.1%	2.0%
Adjusted Operating Income *	$7.1	$5.7	23%	$30.0	$15.4	94%
Adjusted Operating Income % *	4.7%	3.9%		6.4%	3.5%
Income from Continuing Operations	$2.8	$4.9	(44%)	$14.9	$6.4	133%
Adjusted Income from Continuing Operations *	4.4	5.3	(16%)	18.5	11.8	58%
Diluted Earnings Per Share from Continuing Operations	$0.07	$0.13		$0.39	$0.17
Adjusted Diluted Earnings Per Share from Continuing Operations *	$0.12	$0.14		$0.49	$0.30
Open Orders	$121.3	$104.5	16%
* Items indicated represent Non-GAAP measurements. See “Reconciliation of Non-GAAP Financial Measures” below.

Net Sales by End Market Vertical
	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2016	2015	% Change	2016	2015	% Change
Commercial	$50.2	$49.8	1%	$154.0	$151.6	2%
Education	7.6	7.9	(4%)	30.6	28.5	7%
Finance	14.0	13.1	7%	48.4	42.0	15%
Government	22.1	18.6	19%	74.4	73.1	2%
Healthcare	23.2	14.5	60%	58.1	43.9	32%
Hospitality	32.9	42.0	(22%)	104.9	102.7	2%
Total Net Sales	$150.0	$145.9	3%	$470.4	$441.8	6%
The following operating results discussions are based on income from continuing operations and therefore exclude all income statement activity of the discontinued operations.
Third quarter fiscal year 2016 consolidated net sales were $150.0 million compared to third quarter fiscal year 2015 net sales of $145.9 million, or a 3% increase. The positive impact of price increases and to a lesser extent increased volume drove the net sales increase. Our healthcare vertical market sales benefited from strengthening relationships with purchasing organizations and product solutions specific to healthcare settings. The increase in sales to the government vertical market was primarily driven by several federal government projects. Variability in sales of our hospitality vertical market products is typical due to sporadic timing of sizable projects. Our third quarter of fiscal year 2016 includes fewer sizable custom hospitality projects than the third quarter of fiscal year 2015.
Net sales for the nine-month period ended March 31, 2016 of $470.4 million increased 6% from net sales of $441.8 million for the same period of the prior fiscal year on increased sales in each one of our vertical markets. Our healthcare vertical market sales benefited from strengthening relationships with purchasing organizations and product solutions specific to healthcare settings. Our finance vertical market sales increase was the result of our investment in building product solutions applicable specifically to the needs of the changing workplace environment within financial institutions. Our education vertical market sales increased as we are more aggressively pursuing opportunities in this area. Each of our vertical market sales levels can fluctuate depending on the mix of projects in a given period.
Open orders at March 31, 2016 increased 16% when compared to the open order level as of March 31, 2015 as demand for both office furniture and hospitality furniture remained strong. Open orders at a point in time may not be indicative of future sales trends.
In the third quarter of fiscal year 2016 we recorded income from continuing operations of $2.8 million and diluted earnings per share of $0.07, inclusive of $1.7 million, or $0.05 per diluted share, of after-tax restructuring charges. In the third quarter of fiscal year 2015 we recorded income from continuing operations of $4.9 million and earnings per diluted share of $0.13, inclusive of $0.2 million, or $0.01 per diluted share, of after-tax restructuring charges, and $0.2 million, or less than $0.01 cent per diluted share, of incremental after-tax costs related to the spin-off of our EMS segment. Excluding these nonrecurring costs, our adjusted income from continuing operations for the third quarter of fiscal year 2016 was $4.4 million, or $0.12 per diluted share, compared to adjusted income from continuing operations for the third quarter of fiscal year 2015 of $5.3 million, or $0.14 per diluted share.
In the first nine months of fiscal year 2016 we recorded income from continuing operations of $14.9 million and diluted earnings per share of $0.39, inclusive of $3.6 million, or $0.10 per diluted share, of after-tax restructuring charges. In the first nine months of fiscal year 2015 we recorded income from continuing operations of $6.4 million and diluted earnings per share of $0.17, inclusive of $2.3 million, or $0.05 per diluted share, of after-tax restructuring charges, and $3.1 million, or $0.08 per diluted share, of incremental after-tax costs related to the spin-off of our EMS segment. Excluding these nonrecurring costs, our adjusted income from continuing operations for the first nine months of fiscal year 2016 improved to $18.5 million, or $0.49 per diluted share, compared to adjusted income from continuing operations for the first nine months of fiscal year 2015 of $11.8 million, or $0.30 per diluted share.
The aforementioned income from continuing operations figures for both the third quarter and year to date fiscal 2015 periods were favorably impacted by $1.1 million of releases of income tax reserves upon the expiration of statutes of limitation which did not repeat in fiscal year 2016.

Gross profit as a percent of net sales increased 0.3 of a percentage point in the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015. The favorable impact of price increases, a favorable shift in sales mix to higher margin product, the benefit of leverage gained on higher sales volumes, and lower outbound freight were partially offset by increased labor and overhead costs. The increased labor and overhead costs were partially driven by higher employee healthcare expenses during the third quarter of fiscal year 2016 and inefficiencies related to the transfer of production from the Idaho manufacturing facility to our other manufacturing facilities.
Gross profit as a percent of net sales increased 0.7 of a percentage point in the first nine months of fiscal year 2016 compared to the first nine months of fiscal year 2015. The favorable impact of price increases and lower discounting, the benefit of leverage gained on higher sales volumes, a favorable shift in sales mix to lower margin product, lower outbound freight, and higher warehousing and handling expenses related to higher inventory levels. In addition, labor productivity improvements at select units were more than offset by labor inefficiencies related to the transfer of production from the Idaho manufacturing facility to our other manufacturing facilities and higher employee healthcare expenses.
As a percent of net sales, selling and administrative expenses in the third quarter and first nine months of fiscal year 2016 compared to the third quarter and first nine months of fiscal year 2015 decreased 0.6 of a percentage point and 2.9 percentage points, respectively, due to the increased sales volumes. In absolute dollars, selling and administrative expenses in the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015 increased 0.7%. In absolute dollars, selling and administrative expenses in the first nine months of fiscal year 2016 compared to the same period of fiscal year 2015 decreased $5.3 million or 4.2% primarily due to spin-off expenses of $3.1 million incurred in the prior year year-to-date period and due to the retirement of key executives as of the spin-off date.
In November 2014, we approved a capacity utilization restructuring plan which includes the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one. The jet was sold in the third quarter of fiscal year 2015, and as a result of the aircraft fleet reduction, we began realizing the expected pre-tax annual savings of $0.8 million. The remaining jet is primarily used for transporting customers to visit our showrooms, offices, research and development center, and manufacturing locations. The consolidation of our metal fabrication production is expected to be complete by June 30, 2016, and we anticipate the improvement of customer delivery, supply chain dynamics, and reduction of transportation costs to generate pre-tax savings of approximately $5 million per year thereafter. We recognized pre-tax restructuring expense related to continuing operations of $2.8 million and $6.0 million in the three and nine months ended March 31, 2016, respectively, and recognized $0.4 million and $3.7 million pre-tax restructuring expense in the three and nine months ended March 31, 2015, respectively. See Note 7 - Restructuring Expense of Notes to Condensed Consolidated Financial Statements for further information on restructuring.
Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2016	2015	2016	2015
Interest Income	$104	$61	$220	$151
Interest Expense	(6)	(6)	(17)	(18)
Foreign Currency Gain (Loss)	28	2	(12)	(40)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	108	353	(170)	519
Other	(85)	(65)	(255)	(339)
Other Income (Expense), net	$149	$345	$(234)	$273
Our effective tax rate for the first nine months of fiscal year 2016 was 37.5% and did not include any material unusual items. Our effective tax rate for the first nine months of fiscal year 2015 of 28.1% was favorably impacted by $1.1 million of releases of income tax reserves upon the expiration of statutes of limitation and $0.4 million of tax accrual adjustments which both decreased our fiscal 2015 year-to-date tax expense and effective tax rate and were partially offset by a $0.4 million adjustment to deferred taxes as our combined state tax rate is lower post spin-off.
Comparing the balance sheet as of March 31, 2016 to June 30, 2015, our accounts receivable balance decline was driven by lower sales volumes and variation in shipment levels in the months prior to March 31, 2016 and June 30, 2015.

Liquidity and Capital Resources
Our cash and cash equivalents position increased to $43.8 million at March 31, 2016 from $34.7 million at June 30, 2015, primarily due to positive cash flows from operations as discussed below.
Working capital at March 31, 2016 was $46.6 million compared to working capital of $44.4 million at June 30, 2015. The current ratio was 1.4 at both March 31, 2016 and June 30, 2015.
Kimball’s short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facility, totaled $72.8 million at March 31, 2016. We had no short-term borrowings outstanding as of March 31, 2016 or June 30, 2015.
Cash Flows
Cash management was centralized prior to the spin-off, thus cash flows prior to the October 31, 2014 spin-off date include Kimball Electronics cash flows. Cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flow statement category on the Company’s Condensed Consolidated Statements of Cash Flows.
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2016 and 2015.

	Nine Months Ended
	March 31
(Amounts in millions)	2016	2015
Net cash provided by operating activities	$39,781	$12,021
Net cash used for investing activities	$(13,699)	$(23,147)
Net cash used for financing activities	$(16,895)	$(74,270)
Cash Flows from Operating Activities
For the first nine months of fiscal year 2016 net cash provided by operating activities was $39.8 million and for the first nine months of fiscal year 2015 net cash provided by operating activities was $12.0 million. Changes in working capital balances provided $8.2 million of cash in the first nine months of fiscal year 2016 and used $25.8 million in the first nine months of fiscal year 2015.
The $8.2 million of cash provided by changes in working capital balances in the first nine months of fiscal year 2016 was primarily driven by a decline in our accounts receivable balance due to lower sales volumes and variation in shipment levels in the months prior to March 31, 2016 and June 30, 2015. The $25.8 million usage of cash from changes in working capital balances in the first nine months of fiscal year 2015 was primarily driven by increases in our inventory balance. Approximately half of the $19.0 million usage of cash for inventory was driven by increased inventory levels in our furniture operations while the remainder was related to inventory fluctuations of the discontinued EMS business prior to the spin date.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the nine-month periods ended March 31, 2016 and March 31, 2015 was approximately 28 days and approximately 30 days, respectively. For the pre-spin periods the amount is estimated on a continuing operations basis. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the nine-month period ended March 31, 2016 increased to approximately 53 days from approximately 44 days from the nine-month period ended March 31, 2015. The PDSOH increase was driven by increased inventory levels throughout the nine months ended March 31, 2016 to support growth, customer lead time requirements, and the manufacturing consolidation plan. For the pre-spin periods the amount is estimated on a continuing operations basis. We define PDSOH as the average of the monthly gross inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During the first nine months of fiscal years 2016 and 2015, we reinvested $13.2 million and $25.3 million, respectively, into capital investments for the future. The capital investments during the first nine months of the current year were primarily for manufacturing equipment such as an automated finish technology upgrade and equipment related to the transition of metal fabrication capabilities to Indiana facilities and various facility improvements. The capital investments during the first nine months of the prior year were primarily for improvements to a sales and marketing facility which showcases product in a working environment, improvements to showrooms and manufacturing facilities, and manufacturing equipment in our continuing furniture business and to a lesser extent for manufacturing equipment in our discontinued EMS business prior to spin-off.

Cash Flows from Financing Activities
Kimball paid dividends of $6.0 million and $5.7 million in the nine-month periods ended March 31, 2016 and March 31, 2015, respectively. Consistent with our historical dividend policy, the Company’s Board of Directors evaluates the appropriate dividend payment on a quarterly basis. During the first nine months of fiscal year 2016, we repurchased shares pursuant to a previously announced stock repurchase program which drove cash outflow of $9.7 million. During the first nine months of fiscal year 2015, Kimball transferred $63.0 million of cash to Kimball Electronics in conjunction with the spin-off.
Credit Facility
We maintain a $30 million credit facility with a maturity date of October 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55 million at our request, subject to the consent of the participating banks. At both March 31, 2016 and June 30, 2015, we had no short-term borrowings outstanding. At March 31, 2016, we had $1.0 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility.
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
We were in compliance with all debt covenants of the credit facility during the nine-month period ended March 31, 2016.
The table below compares the adjusted leverage ratio and fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	March 31, 2016	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.50)	3.00	3.50
Fixed Charge Coverage Ratio	1,214.73	1.10	1,213.63
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
Non-GAAP Financial Measures
This item contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States in the statement of income, statement of comprehensive income, balance sheet, or statement of cash flows of the Company. The non-GAAP financial measures used within this item include (1) operating income excluding spin-off expenses and restructuring charges; (2) income from continuing operations excluding spin-off expenses and restructuring charges; and (3) diluted earnings per share from continuing operations excluding spin-off expenses and restructuring charges. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the table below. Management believes it is useful for investors to understand how its core operations performed without spin-off expenses and costs incurred in executing its restructuring plans. Excluding these amounts allows investors to meaningfully trend, analyze, and benchmark the performance of the Company’s core operations. Many of the Company’s internal performance measures that management uses to make certain operating decisions exclude these charges to enable meaningful trending of core operating metrics.

Reconciliation of Non-GAAP Financial Measures
(Amounts in Thousands, Except for Per Share Data)
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2016	2015	2016	2015
Operating Income	$4,295	$5,111	$24,038	$8,628
Add: Pre-tax Spin-off Expenses	—	226	—	3,096
Add: Pre-tax Restructuring Charges	2,761	388	5,961	3,723
Adjusted Operating Income	$7,056	$5,725	$29,999	$15,447

Income from Continuing Operations	$2,757	$4,882	$14,881	$6,398
Add: After-tax Spin-off Expenses	—	155	—	3,086
Add: After-tax Restructuring Charges	1,688	236	3,643	2,275
Adjusted Income from Continuing Operations	$4,445	$5,273	$18,524	$11,759

Diluted Earnings Per Share from Continuing Operations	$0.07	$0.13	$0.39	$0.17
Add: Impact of Spin-off Expenses	0.00	0.00	0.00	0.08
Add: Impact of Restructuring Charges	0.05	0.01	0.10	0.05
Adjusted Diluted Earnings Per Share from Continuing Operations	$0.12	$0.14	$0.49	$0.30

Fair Value
During the third quarter of fiscal year 2016, no financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Kimball also holds non-marketable equity securities of a privately-held company, classified as a level 3 financial asset. The investment in non-marketable equity securities is accounted for as a cost-method investment which carries the securities at cost, except in the event of impairment.
See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball’s summary of contractual obligations under the caption, “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are limited to standby letters of credit, two performance bonds, and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 6 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on standby letters of credit. We do not have material exposures to trading activities of non-exchange traded contracts.
The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.
Critical Accounting Policies
Kimball’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of our condensed consolidated financial statements and are the policies that are most critical in the portrayal of our financial position and results of operations. Management has discussed these critical accounting policies and estimates with the Audit Committee of the Company’s Board of Directors and with the Company’s independent registered public accounting firm.
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

•
Sales returns and allowances — Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sales, resulting in a reduction of revenue. These estimates may change over time causing the provisions to be adjusted accordingly. At both March 31, 2016 and June 30, 2015, the reserve for returns and allowances was $0.8 million. The returns and allowances reserve approximated 1% to 2% of gross trade receivables during the two-year period preceding March 31, 2016.

•
Allowance for doubtful accounts — Our estimate for the allowance for credit losses on trade accounts receivable and notes receivable includes analysis of such items as aging, credit worthiness, payment history, and historical bad debt experience. Management uses these specific analyses in conjunction with an evaluation of the general economic and market conditions to determine the final allowance for credit losses on the trade accounts receivable and notes receivable. The allowance for doubtful accounts at March 31, 2016 and June 30, 2015 was $1.1 million and $1.0 million, respectively. During the two-year period preceding March 31, 2016, this reserve approximated 1% of gross trade accounts receivable prior to the spin-off, and approximated 2% to 4% of post-spin gross trade accounts receivable.

Self-insurance reserves — We are self-insured up to certain limits for auto and general liability, workers’ compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At March 31, 2016 and June 30, 2015, our accrued liabilities for self-insurance exposure were $3.1 million and $2.8 million, respectively.
Taxes — Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future taxable income and available tax planning strategies that could be implemented to realize our deferred tax assets. If recovery is not likely, we provide a valuation allowance based on our best estimate of future taxable income in the various taxing jurisdictions and the amount of deferred taxes ultimately realizable. Future events could change management’s assessment.
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $2.9 million at both March 31, 2016 and June 30, 2015.
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
Kimball maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in Kimball’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On August 11, 2015 an additional two million shares of common stock were authorized by the Board of Directors for repurchase. Kimball did not repurchase any shares under the repurchase program during the third quarter of fiscal year 2016. At March 31, 2016, 2.3 million shares remained available under the repurchase program.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended June 30, 2012)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K dated April 26, 2016)

11	Computation of Earnings Per Share

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Chief Executive Officer
May 4, 2016

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder Vice President, Chief Financial Officer
May 4, 2016

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended June 30, 2012)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K dated April 26, 2016)
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document