Form 10-K
period 2016-06-30
KIMBALL INTERNATIONAL INC
filed 2016-08-30
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐        Accelerated filer  ☒                    Non-accelerated filer ☐   Smaller reporting company  ☐
                                                                                                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Class A Common Stock is not publicly traded and, therefore, no market value is available, but it is convertible on a one-for-one basis for Class B Common Stock.  The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 31, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $359.4 million, based on 98.1% of Class B Common Stock held by non-affiliates.

The number of shares outstanding of the Registrant’s common stock as of August 22, 2016 was:
          Class A Common Stock - 286,385 shares
          Class B Common Stock - 37,434,901 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 25, 2016, are incorporated by reference into Part III.

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
Spin-Off of Kimball Electronics reported as Discontinued Operations
On October 31, 2014 (“Distribution Date”), we completed the spin-off of our Electronic Manufacturing Services (“EMS”) segment by distributing the related shares of Kimball Electronics, Inc. (“Kimball Electronics”), on a pro rata basis, to the Company’s Share Owners of record as of October 22, 2014. After the Distribution Date, the Company no longer beneficially owns any Kimball Electronics shares and Kimball Electronics is an independent publicly traded company. Kimball International, Inc. trades on the NASDAQ under the ticker symbol “KBAL” and Kimball Electronics, Inc. trades on the NASDAQ under the ticker symbol “KE”. See Note 2 - Spin-Off Transaction of Notes to Consolidated Financial Statements for more information on the spin-off of our EMS segment.
On October 30, 2014, holders of a sufficient number of shares of Class A common stock converted such shares into Class B common stock such that the number of outstanding shares of Class A common stock was, after such conversions, less than 15% of the total number of issued and outstanding shares of both Class A common stock and Class B common stock. Pursuant to the Company’s Amended and Restated Articles of Incorporation when the number of shares of Class A common stock issued and outstanding was reduced to less than 15% of the total number of issued and outstanding shares of both Class A common stock and Class B common stock, then all of the rights, preferences, limitations and restrictions relating to Class B common stock became the same as the rights, preferences, limitations and restrictions of Class A common stock, without any further action of or by the Company’s Share Owners. In addition, all distinctions between Class A common stock and Class B common stock were eliminated so that all shares of Class B common stock are equal to shares of Class A common stock with respect to all matters, including without limitation, dividend payments and voting rights. The elimination of such distinctions, which occurred on October 30, 2014, is referred to as the “stock unification.” As a result of the stock unification, Class A common stock and Class B common stock now vote as a single class (except as otherwise required by applicable law) on all matters submitted to a vote of the Company’s Share Owners. We deregistered our shares of Class A common stock under the Exchange Act effective in September 2015. Deregistration did not affect the rights of Share Owners who chose to continue to hold their Class A shares.

The following disclosures within this Part I have been recast to describe the continuing operations of Kimball International, Inc. after the spin-off.
Overview
Kimball was incorporated in Indiana in 1939. Our corporate headquarters is located at 1600 Royal Street, Jasper, Indiana.
We create design driven, innovative furnishings sold through our family of brands: Kimball Office, National Office Furniture, and Kimball Hospitality. Our diverse portfolio offers solutions for the workplace, learning, healing, and hospitality environments. Dedicated to our Guiding Principles, our values and integrity are evidenced by public recognition as a highly trusted company and employer of choice. “We Build Success” by establishing long-term relationships with customers, employees, suppliers, share owners and the communities in which we operate.
Kimball has been in the furniture business since 1950. Our core markets include furniture sold under the Kimball Office, National Office Furniture, and Kimball Hospitality brand names. Through each of these brands, the Company offers a wide range of possibilities for creating functional environments that convey just the right image for each unique setting, as furniture solutions are tailored to the end user’s needs and demands. The workplace model is evolving to optimize human interaction, and Kimball Office and National Office Furniture provide furniture solutions which create spaces where people can connect. Our rich wood heritage and craftsmanship remain, while new products and mixed materials integrate our product portfolio, satisfying the marketplace’s need for multifunctional, open accommodations throughout all industries. Our furniture solutions are used in collaborative and open work space areas, conference and meeting/huddle rooms, training rooms, private offices, learning areas, lobby/reception areas, and dining/café areas with a vast mix of wood, metal, laminate, paint, and fabric options. Products include modern and classic desks, credenzas, seating, tables, collaborative workstations, panel systems, filing and storage units, and accessories/accents. In addition, the Company offers several products designed specifically for the growing healthcare market such as patient room and lounge seating and casegoods. In the hospitality industry, Kimball Hospitality works with designers to create furniture which extends the unique ambiance of a property into guest rooms and public spaces by providing furniture solutions for hotel properties and mixed use developments. Products include, but are not limited to, headboards, desks, tables, dressers, entertainment centers, chests, wall panels, upholstered seating, task seating, cabinets, and vanities with a broad mix of wood, metal, stone, laminate, finish, and fabric options. The Company also has a trucking fleet and customer fulfillment centers to facilitate prompt delivery of products. Certain logistics services, such as backhauls, are sold on a contract basis, but the sales level is immaterial.
Production currently occurs in Company-owned or leased facilities located in the United States. We also engage with third-party manufacturers within the U.S. as well as internationally to produce select finished goods and accessories for our brands. In the United States, we have manufacturing facilities and showrooms in nine states and the District of Columbia. Financial information by geographic area for each of the three years in the period ended June 30, 2016 is included in Note 15 - Geographic Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.
Recent Business Changes
Capacity Utilization Restructuring Plan
In November 2014, we announced a capacity utilization restructuring plan which included the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one.
The transfer of work from our Idaho facility involved the start-up of metal fabrication capabilities in an existing Company-owned facility, along with the transfer of certain assembly operations into two additional existing Company-owned facilities, all located in southern Indiana. All production was transferred out of the Idaho facility as of March 2016. Work continues in the Indiana facilities to train employees, ramp-up production and eliminate the inefficiencies associated with the start-up of production in these facilities. We anticipate the improvement of customer delivery, supply chain dynamics, and reduction of transportation costs will generate annual pre-tax savings of approximately $5 million, with savings beginning to ramp up in our first quarter ending September 2016. We expect to achieve the full quarterly savings level by the end of our second quarter ending December 31, 2016. As of June 30, 2016 the Idaho facility and land was classified as held for sale as it was being actively marketed for sale. Subsequent to June 30, 2016, we sold the Idaho facility and land which is explained in Note 21 - Subsequent Events of Notes to Consolidated Financial Statements.
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
Other Recent Business Changes
Production within our existing facilities expanded in fiscal years 2015 and 2013 to manufacture select hospitality furniture products domestically, improving our ability to meet customer requests for shorter lead times.
Seasonality
The impact of seasonality on our revenue includes lower sales in the third quarter of our fiscal year due to the buying season of the government and lower sales of hospitality furniture during times of high hotel occupancy such as the summer months.
Locations
As of June 30, 2016, the Company’s products were primarily produced at ten plants: seven located in Indiana, two in Kentucky, and one in Virginia. In addition, select finished goods are purchased from domestic and foreign sources. As described above, our facility in Idaho was classified as held for sale as of June 30, 2016 and has subsequently been sold. The Company continually assesses manufacturing capacity and adjusts such capacity as necessary.
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
Marketing Channels
Our furniture is marketed by sales representatives to end users, office furniture dealers, wholesalers, brokers, designers, purchasing companies, and catalog houses throughout North America and on an international basis. Customers can access our products globally through a variety of distribution channels.
We categorize our sales by the following vertical markets:
Commercial - The largest portion of our business is in the commercial market. We are a full-facility provider offering products for a variety of office applications including: private office, collaborative and open plan, lobby-lounge, conferencing and meeting/huddle, training, dining/café, learning, lobby and reception, and everything in between.
Education - Whether K-12, higher education, vocational training or any other learning institution, we understand that furniture for education needs to enhance learning and social environments. We offer flexible, collaborative, and technology-driven furnishings that we believe will make students and faculty more productive and comfortable.
Finance - Banking and financial offices require affordable, functional, and stylish environments. Our versatile and flexible furnishings offer sophisticated styles for reception areas, employee work spaces, executive offices, and boardrooms.
Government - We supply office furniture including desks, tables, seating, bookcases and filing and storage units for federal, state, and local government offices, as well as other government related entities. We hold two Federal Supply Service contracts with the General Services Administration (“GSA”) that are subject to government subcontract reporting requirements. We also partner with multiple general purchasing organizations which assist public agencies such as state and local governments with office furniture purchases. The U.S. government, as well as state and local governments, can typically terminate or modify their contracts with us either at their discretion or if we default by failing to perform under the terms of the applicable contract, which could expose us to liability and impede our ability to compete in the future for contracts and orders. During fiscal year 2016, sales related to our GSA contracts were approximately 8.9% of total Kimball International, Inc. sales, with one contract accounting for approximately 5.0% of total Kimball International, Inc. sales and the other contract accounting for approximately 3.9% of Kimball International, Inc. sales.
Healthcare - We are focused on better outcomes for patients, their families, the staff that heals them, and the environments surrounding them by offering products to value-conscious healthcare customers, including hospitals, clinics, physician office buildings, long-term care facilities, and assisted living facilities throughout the country.
Hospitality - We offer a complete package of product and service support to the hospitality industry. We partner with the most recognized hotel brands to meet their specific requirements for properties throughout the world.

A table showing our net sales by end market vertical is included in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Certain industries are more price sensitive than others, but all expect on-time, damage-free delivery. We maintain sufficient finished goods inventories to be able to offer prompt shipment of most of our own lines of hospitality furniture. In addition to the many options available on our standard furniture products, custom furniture is produced to customer specifications and shipping timelines on a project basis. Many of our office furniture products are shipped through our delivery system, which we believe offers the ability to reduce damage to product, enhance scheduling flexibility, and improve the capability for on-time deliveries.
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
Order Backlog
The aggregate sales price of products pursuant to worldwide open orders, which may be canceled by the customer, was as follows:

(Amounts in Millions)	June 30, 2016	June 30, 2015
Order Backlog of Continuing Operations	$129.9	$111.9
Substantially all of the open orders as of June 30, 2016 are expected to be filled within the next fiscal year. Open orders may not be indicative of future sales trends.
Research and Development
Research and development activities include the development of manufacturing processes, engineering and testing procedures, major process improvements, new product development and product redesign, information technology initiatives, and wood related technologies.
Research and development costs were approximately:

	Year Ended June 30
(Amounts in Millions)	2016	2015	2014
Research and Development Costs of Continuing Operations	$6	$7	$7

Intellectual Property
In connection with our business operations, we hold both trademarks and patents in various countries and continuously have additional pending trademarks and patents. The intellectual property which we believe to be the most significant to the Company includes: Kimball, National, Epicenter, Waveworks, and Xsite, which are all registered trademarks. Our patents expire at various times depending on the patent’s date of issuance.
Environment and Energy Matters
Our operations are subject to various federal, state, local, and foreign laws and regulations with respect to environmental matters. We believe that we are in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
We are dedicated to excellence, leadership, and stewardship in matters of protecting the environment and communities in which we have operations. Reinforcing our commitment to the environment, seven of our showrooms and two non-manufacturing locations were designed under the guidelines of the U.S. Green Building Council’s LEED (Leadership in Energy and Environmental Design) for Commercial Interiors program. One manufacturing facility was designed under the LEED Operations and Maintenance program guidelines. We believe that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on our capital expenditures, earnings, or competitive position. We believe capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2018, will not represent a material portion of total capital expenditures during those years.
Our manufacturing operations require the use of natural gas and electricity. Federal and state regulations may control the allocation of fuels available to us, but to date we have experienced no interruption of production due to such regulations. In our wood furniture manufacturing plants, a portion of energy requirements are satisfied internally by the use of our own scrap wood produced during the manufacturing of product.
Employees

	June 30 2016	June 30 2015
United States	3,015	2,828
Foreign Countries	66	66
Total Employees	3,081	2,894
Our U.S. operations and foreign sites are not subject to collective bargaining arrangements. We believe that our employee relations are good.
Available Information
The Company makes available free of charge through its website, http://www.ir.kimball.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. All reports the Company files with the SEC are also available via the SEC website, http://www.sec.gov, or may be read and copied at the SEC Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company’s Internet website and the information contained on, or accessible through, such website is not incorporated into this Annual Report on Form 10-K.
Item 1A - Risk Factors
The following important risk factors could affect future results and events, causing results and events to differ materially from those expressed or implied in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors may have a material adverse effect on our business, financial condition, and results of operations and should be carefully considered before deciding to invest in, or retain, shares of our common stock. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also affect our business, financial condition, or results of operations. Because of these and other factors, past performance should not be considered an indication of future performance.

Our sales to the U.S. government are subject to compliance with regulatory and contractual requirements and noncompliance could expose us to liability or impede current or future business. The U.S. government, as well as state and local governments, can typically terminate or modify their contracts with us either at their discretion or if we default by failing to perform under the terms of the applicable contract, which could expose us to liability and impede our ability to compete in the future for contracts and orders.  The failure to comply with regulatory and contractual requirements could subject us to investigations, fines, or other penalties, and violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting.
In March 2016, in connection with a renewal of one of our contracts with the GSA, we became aware of noncompliance and inaccuracies in our GSA subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, and we intend to cooperate fully with any further inquiries or investigations. While we are not able to reasonably estimate the future financial impact, if any, of the possible sanctions at this time, any of them could, if imposed, have a material adverse impact on our business, future financial position, results of operations, or cash flows. The timing of the government’s review and determination of any outcome of these matters is uncertain and, therefore, it is unclear as to when and to what extent, if any, our previously issued earnings guidance might be impacted. We have incurred, and will continue to incur, legal and related costs in connection with our internal review and the government’s response to this matter. During fiscal year 2016, sales related to our GSA contracts were approximately 8.9% of total Kimball International, Inc. sales, with one contract accounting for approximately 5.0% of total Kimball International, Inc. sales and the other contract accounting for approximately 3.9% of Kimball International, Inc. sales.
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
Uncertain macroeconomic and industry conditions could adversely impact demand for our products and adversely affect operating results. Market demand for our products, which impacts revenues and gross profit, is influenced by a variety of economic and industry factors such as:

•	weakness in the global financial markets;

•	volatility and the cyclical nature of worldwide economic conditions;

•	uncertainty of the United Kingdom’s future relationship with the European Union (“E.U.”) as a result of a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit”;

•	global consumer confidence;

•	general corporate profitability of the end markets to which we sell;

•	credit availability to the end markets to which we sell;

•	white-collar unemployment rates;

•	commercial property vacancy rates;

•	new office construction and refurbishment rates;

•	deficit status of many governmental entities which may result in declining purchases of office furniture; and

•	new hotel and casino construction and refurbishment rates.
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
We may be exposed to the credit risk of our customers who are adversely affected by weakness in market conditions. Weakness in market conditions may drive an elevated risk of potential bankruptcy of our customers resulting in a greater risk of uncollectible outstanding accounts receivable. Accordingly, we closely monitor our receivables and related credit risks. The realization of these risks could have a negative impact on our profitability.
Reduction of purchases by or the loss of a significant number of customers could reduce revenues and profitability. Significant declines in the level of purchases by customers or the loss of a significant number of customers could have a material adverse effect on our business. A reduction of government spending could also have an adverse impact on our sales levels. We can provide no assurance that we will be able to fully replace any lost sales, which could have an adverse effect on our financial position, results of operations, or cash flows.
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
We are subject to manufacturing inefficiencies due to the transfer of production among our facilities and other factors. At times we may experience labor or other manufacturing inefficiencies due to factors such as new product introductions, transfers of production among our manufacturing facilities, a sudden decline in sales, a new operating system, or turnover in personnel. Manufacturing inefficiencies could have an adverse impact on our financial position, results of operations, or cash flows.
A change in our sales mix among various products could have a negative impact on our gross profit margin. Changes in product sales mix could negatively impact our gross margin as margins of different products vary. We strive to improve the margins of all products, but certain products have lower margins in order to price the product competitively. An increase in the proportion of sales of products with lower margins could have an adverse impact on our financial position, results of operations, or cash flows.
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
We may pursue acquisitions that present risks and may not be successful. Our sales growth plans may occur through both organic growth and acquisitions. Acquisitions involve many risks that could have an adverse effect on our business, financial condition or results of operations, including:

•	difficulties in identifying suitable acquisition candidates and in negotiating and consummating acquisitions on terms attractive to us;

•	difficulties in the assimilation of the operations of the acquired company;

•	the diversion of resources, including diverting management’s attention from our current operations;

•	risks of entering new geographic or product markets in which we have limited or no direct prior experience;

•	the potential loss of key customers of the acquired company;

•	the potential loss of key employees of the acquired company;

•	the potential incurrence of indebtedness to fund the acquisition;

•	the potential issuance of common stock for some or all of the purchase price, which could dilute ownership interests of our current Share Owners;

•	the acquired business not achieving anticipated revenues, earnings, cash flow, or market share;

•	excess capacity;

•	the assumption of undisclosed liabilities; and

•	dilution of earnings.
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
If customers do not perceive our products and services to be innovative and of high quality, our brand and name recognition and reputation could suffer. We believe that establishing and maintaining good brand and name recognition and a good reputation is critical to our business. Promotion and enhancement of our name and brands will depend on the effectiveness of marketing and advertising efforts and on successfully providing design driven, innovative, and high quality products and superior services. If customers do not perceive our products and services to be design driven, innovative, and of high quality, our reputation, brand and name recognition could suffer, which could have a material adverse effect on our business.
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
A failure to comply with the financial covenants under the Company’s $30 million credit facility could adversely impact the Company. Our credit facility requires the Company to comply with certain financial covenants. We believe the most significant covenants under this credit facility are the adjusted leverage ratio and the fixed charge coverage ratio. More detail on these financial covenants is discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Part II of this Annual Report on Form 10-K. As of June 30, 2016, we had no borrowings under this credit facility and we had $1.4 million in letters of credit outstanding which reduced our borrowing capacity on the credit facility. At June 30, 2016, our cash and cash equivalents totaled $47.6 million. In the future, a default on the financial covenants under our credit facility could cause an increase in the borrowing rates or could make it more difficult for us to secure future financing which could adversely affect the financial condition of the Company.
Our business depends on effective information technology systems which also are intended to minimize the risk of a security breach or cybersecurity threat, including the misappropriation of assets or other sensitive information, or data corruption which could cause operational disruption.  Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with changes in information processing technology and evolving industry standards.  We cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. The techniques used to obtain unauthorized access to systems change frequently and are not often recognized until after they have been launched.  Any breach of information technology systems could disrupt our operations, damage our reputation, or increase costs related to the mitigation of, response to, or litigation arising from any such issue.
Additionally, states and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft. Also, as our business expands globally, we are subject to data privacy and other similar laws in various foreign jurisdictions. If we are the target of a cybersecurity attack resulting in unauthorized disclosure of our customer data, we may be required to undertake costly notification procedures. Compliance with these laws will likely increase the costs of doing business. If we fail to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies, which could harm our business.

Failure to protect our intellectual property could undermine our competitive position. We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third-party non-disclosure and assignment agreements. Because of the differences in foreign laws concerning proprietary rights, our intellectual property rights do not generally receive the same degree of protection in foreign countries as they do in the United States, and therefore in some parts of the world, we have limited protections, if any, for our intellectual property. Competing effectively depends, to a significant extent, on maintaining the proprietary nature of our intellectual property. The degree of protection offered by our various patents and trademarks may not be broad enough to provide significant proprietary protection or competitive advantages to the Company, and patents or trademarks may not be issued on pending or contemplated applications. In addition, not all of our products are covered by patents. It is also possible that our patents and trademarks may be challenged, invalidated, canceled, narrowed, or circumvented.
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
Increases in the cost of providing employee healthcare benefits have reduced and may continue to reduce our profitability. There may continue to be upward pressure on the cost of providing healthcare benefits to our employees. We are self-insured for healthcare benefits so Kimball incurs the cost of claims, including catastrophic claims that may occasionally occur, with employees bearing only a limited portion of healthcare costs through employee healthcare premium withholdings. There can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce our profitability.
We are subject to extensive environmental regulation and significant potential environmental liabilities. Our past and present operation and ownership of manufacturing plants and real property are subject to extensive and changing federal, state, local, and foreign environmental laws and regulations, including those relating to discharges in air, water, and land, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with releases of hazardous substances. In addition, the increased prevalence of global climate issues may result in new regulations that may negatively impact us. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist with respect to our facilities and real property. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures, some of which could be material. In addition, any investigations or remedial efforts relating to environmental matters could involve material costs or otherwise result in material liabilities.
Our failure to retain the existing management team, maintain our engineering, technical, and manufacturing process expertise, or continue to attract qualified personnel could adversely affect our business. We depend significantly on our executive officers and other key personnel. Our success is also dependent on keeping pace with technological advancements and adapting services to provide manufacturing capabilities which meet customers’ changing needs. To do that, we must retain our qualified engineering and technical personnel and successfully anticipate and respond to technological changes in a cost effective and timely manner. Our culture and guiding principles focus on continuous training, motivating, and development of employees, and we strive to attract, motivate, and retain qualified personnel. Failure to retain our executive officers and retain and attract other key personnel could adversely affect our business.
Turnover in personnel could cause manufacturing inefficiencies. The demand for manufacturing labor in certain geographic areas makes retaining experienced production employees difficult. Turnover could result in additional training and inefficiencies that could impact our operating results.
Natural disasters or other catastrophic events may impact our production schedules and, in turn, negatively impact profitability. Natural disasters or other catastrophic events, including severe weather, terrorist attacks, power interruptions, and fires, could disrupt operations and likewise our ability to produce or deliver products.  Our manufacturing operations require significant amounts of energy, including natural gas and oil, and governmental regulations may control the allocation of such fuels.  Employees are an integral part of our business and events such as a pandemic could reduce the availability of employees reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and our business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in delayed or lost sales of our products. In addition, any continuing disruption in our computer system could adversely affect the ability to receive and process customer orders, manufacture products, and ship products on a timely basis, and could adversely affect relations with our customers, potentially resulting in reduction in orders from customers or loss of customers. We maintain insurance to help protect us from costs relating to some of these matters, but such may not be sufficient or paid in a timely manner to us in the event of such an interruption.
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
Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in results of operations and general economic, political, and market conditions, may adversely affect the value of our Company’s common stock.
Item 1B - Unresolved Staff Comments
None.

Item 2 - Properties
The location and number of our major manufacturing, warehousing, and service facilities, including our executive and administrative offices, as of June 30, 2016, are as follows:

Number of Facilities
North America
Indiana	16
Kentucky	2
Virginia	1
Asia
China	1
Vietnam	1
Total Facilities	21
The listed facilities occupy approximately 3,295,000 square feet in aggregate, of which approximately 3,178,000 square feet are owned and 117,000 square feet are leased.
During fiscal year 2016, production was transferred from our Idaho facility to existing Indiana facilities and the Idaho facility and land was classified as held for sale at June 30, 2016. Subsequent to June 30, 2016, we sold the Idaho facility and land which is explained in Note 21 - Subsequent Events of Notes to Consolidated Financial Statements.
Generally, properties are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize a reduced second or third shift. Due to sales fluctuations, not all facilities were utilized at normal capacity during fiscal year 2016. We continually assess our capacity needs and evaluate our operations to optimize our service levels by geographic region.
Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.
Operating leases for all facilities and related land, including twelve leased office furniture showroom facilities which are not included in the table above, total 209,000 square feet and expire from fiscal year 2017 to 2026 with many of the leases subject to renewal options. The leased showroom facilities are in six states and the District of Columbia. See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases.
We own approximately 370 acres of land which includes land where various facilities reside, including approximately 155 acres of land in the Kimball Industrial Park, Jasper, Indiana (a site for certain production and other facilities, and for possible future expansions).
Item 3 - Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation, individually and in the aggregate, is not expected to have a material adverse impact.
Item 4 - Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
Our executive officers as of August 30, 2016 are as follows:
(Age as of August 30, 2016)

Name	Age	Office and Area of Responsibility	Executive Officer Since Calendar Year
Robert F. Schneider	55	Chairman of the Board, Chief Executive Officer	1992
Donald W. Van Winkle	55	President, Chief Operating Officer	2010
Michelle R. Schroeder	51	Vice President, Chief Financial Officer	2003
Kevin D. McCoy	45	Vice President; President, National Office Furniture	2014
Michael S. Wagner	44	Vice President; President, Kimball Office	2014
R. Gregory Kincer	58	Vice President, Corporate Development	2014
Julia E. Heitz Cassidy	51	Vice President, General Counsel and Secretary, Chief Compliance Officer	2014
Lonnie P. Nicholson	52	Vice President, Chief Administrative Officer	2014
Kourtney L. Smith	46	Vice President; President, Kimball Hospitality	2015
Executive officers are elected annually by the Board of Directors.
Mr. Schneider was appointed Chairman of the Board, Chief Executive Officer in November 2014 and was appointed to our Board of Directors in February 2014. He led the Kimball Hospitality subsidiary in 2013 and 2014, and was Executive Vice President, Chief Financial Officer (“CFO”) from July 1997 to November 2014. He has been with the Company for 28 years in various financial and executive positions. As leader of Kimball Hospitality, he oversaw the business as it returned to profitability in fiscal year 2014. He was also responsible for strategic planning, SEC reporting, finance, capital structure, insurance, tax, internal audit, and treasury services as CFO of your Company.
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
Mr. McCoy was appointed President, National Office Furniture in November 2014 and was also appointed as a Vice President of Kimball International, Inc. in February 2015. Previously, he served as Vice President, General Manager of National Office Furniture, a position he assumed in 2010. He joined Kimball in 1996 and spent nine years with National Office Furniture and Kimball Office, building a solid background in both front line and management sales experience. He became Vice President of Sales for National Office Furniture in 2005 with responsibility for the field sales organization, distribution strategy and execution, and the achievement of National Office Furniture’s profitable growth goals.
Mr. Wagner was appointed President, Kimball Office in November 2014 and was also appointed as a Vice President of Kimball International, Inc. in February 2015. Prior to that, he served as Vice President, General Manager of Kimball Office. Since joining Kimball in October 2013, Mr. Wagner has led the extensive sales growth and aggressive cost reductions at Kimball Office. Prior to joining Kimball, he most recently served as Senior Vice President of Sales and Marketing with OFS Brands (an office furniture manufacturing company) since 2004. His career spans over 20 years of experience in the office furniture industry with leadership positions in sales, sales management, marketing, and strategic planning.
Mr. Kincer was appointed Vice President, Corporate Development in November 2014. He served as Vice President, Business Development, Treasurer since 2006 with responsibility for global treasury operations managing Company-wide liquidity, commercial banking relationships, corporate debt facilities, foreign exchange risk, and insurance programs as well as the evaluation of acquisition opportunities.  He also served in various finance and leadership roles of progressing responsibility since joining the Company in 1994.
Ms. Heitz Cassidy was appointed Vice President, General Counsel and Secretary in November 2014 and to the additional role of Chief Compliance Officer in July 2016, where she has the responsibility to oversee compliance with laws and company policy and assist in maintaining an ethical corporate culture. She provides strategic-thinking leadership, advice and counsel to the Company’s executive management as well as oversees the Company’s legal functions, and as Corporate Secretary, assists the Board of Directors. She previously served as Deputy General Counsel since August 2009, with responsibility for handling all day-to-day legal activities of the Company and was appointed to Vice President in October 2013. She joined Kimball in 1996 as an associate corporate counsel and has held positions of increasing responsibility within the legal department during her career.
Mr. Nicholson was appointed Vice President, Chief Administrative Officer in February 2015 with responsibility for the human resources and information technology functions. He also served as Vice President, Chief Information Officer from January 2014 until March 2015. Throughout 2013 he served as Director, Business Analytics and then Vice President, Business Analytics, with oversight of strategic application of data analysis, social media and mobile computing in support of the Company’s growth of information management into more predictive analysis in order to build greater responsiveness to customer needs and improvement of operational decision making. He also served as Director of Organizational Development from November 2011 until January 2013, and Director of Employee Engagement from November 2008 until November 2011 following other roles of advancing responsibility in the areas of application development, systems analysis, process reengineering, lean/continuous improvement and enterprise resource planning (“ERP”) since joining the Company in 1986.
Ms. Smith was appointed President, Kimball Hospitality in August 2015 and was also appointed as a Vice President of Kimball International, Inc. in October 2015. She is responsible for the strategic growth and direction of Kimball Hospitality. Previously, she served as Vice President of Marketing for National Office Furniture, a position she assumed in 2010 where she led product development, marketing, sustainability, vertical markets, and brand awareness in the architect and design community. Prior to that, she held various other roles of increasing responsibility in marketing, product development, sales and service. She has over 25 years of experience in the office and hospitality industries.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Share Owner Matters and Issuer Purchases of Equity Securities
Market Prices
The Company’s Class B Common Stock trades on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol: KBAL. High and low sales prices by quarter for the last two fiscal years as quoted by the NASDAQ system were as follows:

	2016		2015
	High	Low	High	Low
First Quarter	$12.78	$9.22	$17.95	$14.15
Second Quarter	$12.99	$9.37
Second Quarter — Prior to Spin-Off			$18.70	$14.56
Second Quarter — After Spin-Off			$13.85	$8.38
Third Quarter	$12.10	$9.45	$10.75	$8.51
Fourth Quarter	$11.85	$10.69	$12.83	$10.01
On October 31, 2014 (“Distribution Date”), we completed the spin-off of our EMS segment by distributing the related shares of Kimball Electronics, Inc. (“Kimball Electronics”), on a pro rata basis, to the Company’s Share Owners of record as of October 22, 2014 (“the Record Date”). On the Distribution Date, each of the Company’s Share Owners received three shares of Kimball Electronics for every four shares of the Company held by such Share Owner on the Record Date. After the Distribution Date, the Company no longer beneficially owns any Kimball Electronics shares and Kimball Electronics is an independent publicly traded company. Prior to the Distribution Date, the Company’s Class B Common Stock traded under the symbol: KBALB. On the Distribution Date, the closing price of our Class B Common Stock was $17.98 per share. After the Distribution Date, on a 30-day volume weighted average price basis to eliminate the impact of stock price volatility immediately after the Distribution Date, the average price of our Common Stock was $9.89 per share and the average price of Kimball Electronics common stock was $10.32 per share, which equates to a split-adjusted price of $7.74.
There is no established public trading market for the Company’s Class A Common Stock.  However, Class A shares are convertible on a one-for-one basis to Class B shares.
Dividends
As a result of the stock unification which occurred on October 30, 2014 as described in Note 10 - Common Stock of Notes to Consolidated Financial Statements, Class A Common Stock and Class B Common Stock now vote as a single class on all matters submitted to a vote of the Company’s Share Owners, unless otherwise required by applicable law. Prior to the October 30, 2014 stock unification, on a fiscal year basis, shares of Class B Common Stock were entitled to $0.02 per share dividend more than the annual dividends paid on Class A Common Stock, provided that dividends were paid on the Company’s Class A Common Stock.
Dividends declared totaled $8.3 million and $7.7 million for fiscal years 2016 and 2015, respectively. Included in these figures are dividends computed and accrued on unvested restricted share units. Dividends on these restricted share units accumulate and, when the restricted share units vest, are paid in shares of Common Stock, with the number of shares determined based on the closing price of our Common Stock on the vesting date. Dividends per share declared by quarter for fiscal year 2016 compared to fiscal year 2015 were as follows:

	2016	2015
		Class A	Class B
First Quarter	$0.055	$0.045	$0.05
Second Quarter	0.055	0.05	0.05
Third Quarter	0.055	0.05	0.05
Fourth Quarter	0.055	0.05	0.05
Total Dividends	$0.220	$0.195	$0.20

Share Owners
On August 22, 2016, the Company’s Class A Common Stock was owned by 110 Share Owners of record, and the Company’s Class B Common Stock was owned by 1,388 Share Owners of record, of which 52 also owned Class A Common Stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters of Part III of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On August 11, 2015 an additional two million shares of common stock were authorized by the Board of Directors for repurchase. During fiscal years 2016 and 2015, we repurchased 0.7 million and 1.0 million shares, respectively, of our common stock. We did not repurchase any shares under the repurchase program during the fourth quarter of fiscal year 2016. At June 30, 2016, 2.3 million shares remained available under the repurchase program.

Performance Graphs
The following performance graphs are not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate them by reference into such a filing.
The first graph below compares the cumulative total return to Share Owners of our common stock from June 30, 2011 through June 30, 2016, the last business day in the respective fiscal years, to the cumulative total return of the NASDAQ Stock Market (U.S. and Foreign) and a peer group index for the same period of time.
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
Furniture peers:  HNI Corporation, Knoll, Inc., Steelcase Inc., Herman Miller, Inc.
EMS peers (applicable through the October 31, 2014 spin-off):  Benchmark Electronics, Inc., Jabil Circuit, Inc., Plexus Corp.
In order to reflect the segment allocation of Kimball International, Inc. prior to the October 31, 2014 spin-off date, a market capitalization-weighted index was first computed for each peer group, then a composite peer group index was calculated based on each segment’s proportion of net sales to total consolidated sales for fiscal years 2011 through 2014 and for fiscal year 2015 through the October 31, 2014 spin-off date.  After the spin-off date, only the Furniture peer companies were used in the capitalization-weighted peer group index. The public companies included in the peer groups have a larger revenue base than our furniture business and our former EMS business.

The graph assumes $100 is invested in our common stock and each of the two indexes at the closing market quotations on June 30, 2011 and that dividends and the Kimball Electronics spin-off stock distribution are reinvested in Kimball International, Inc.  The performances shown on the graph are not necessarily indicative of future price performance.

	2011	2012	2013	2014	2015	2016
Kimball International, Inc.	$100.00	$123.86	$159.19	$277.86	$366.69	$350.47
NASDAQ Stock Market (U.S. & Foreign)	$100.00	$106.99	$125.83	$165.05	$188.87	$185.70
Peer Group Index	$100.00	$88.62	$109.15	$124.25	$139.59	$129.52

The spin-off of Kimball Electronics, which represented more than half of our Company in sales and the majority of earnings, makes comparable long-term stock price performance very difficult. Publicly available stock price analyses, such as three and five-year stock price trends, are not representative of our performance as stock prices in the pre-spin period are not comparable to stock prices in the post-spin period. To aid in trending our performance, below is a cumulative total return performance graph from the spin-off date forward.

Item 6 - Selected Financial Data
This information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2016	2015	2014	2013	2012
Net Sales	$635,102	$600,868	$543,817	$500,005	$525,310
Income (Loss) from Continuing Operations	$21,156	$11,143	$3,419	$(6,616)	$1,749
Earnings (Loss) Per Share from Continuing Operations:
Basic:	$0.56
Class A		$0.25	$0.07	$(0.20)	$0.03
Class B		$0.29	$0.09	$(0.17)	$0.05
Diluted:	$0.56
Class A		$0.25	$0.07	$(0.20)	$0.03
Class B		$0.29	$0.09	$(0.17)	$0.05
Total Assets	$273,570	$265,279	$722,146	$644,519	$595,516
Long-Term Debt, Less Current Maturities	$212	$241	$268	$294	$273
Cash Dividends Per Share:	$0.22
Class A		$0.195	$0.18	$0.18	$0.18
Class B		$0.20	$0.20	$0.20	$0.20
The preceding table excludes all income statement activity of the discontinued operations. The balance sheet data in the preceding table includes the EMS segment for fiscal years prior to 2015.
Fiscal year 2016 income from continuing operations included $4.5 million ($0.12 per diluted share) of after-tax restructuring expenses.
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

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
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
We closely monitor key indicators for the markets in which we compete. In relation to the office furniture industry, the Business and Institutional Furniture Manufacturer Association (“BIFMA”) forecast (by IHS as of February 2016) projects a year-over-year increase of 3.9% for calendar year 2016 and 7.2% for calendar year 2017. The forecast for two of the leading indicators for the hospitality furniture market (May 2016 PwC Hospitality Directions U.S. report) include a projected increase in RevPAR (Revenue Per Available Room) of 4.6% for calendar year 2016 and 3.7% for calendar year 2017, with no change in occupancy rates forecasted for calendar year 2016 and a decline of less than 1% forecasted for calendar year 2017, as occupancy levels are stabilizing at peak levels.
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
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facility, was $76.2 million at June 30, 2016.
In addition to the above discussion, management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
The U.S. government, as well as state and local governments, can typically terminate or modify their contracts with us either at their discretion or if we default by failing to perform under the terms of the applicable contract, which could expose us to liability and impede our ability to compete in the future for contracts and orders.  The failure to comply with regulatory and contractual requirements could subject us to investigations, fines, or other penalties, and violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. In March 2016, in connection with a renewal of one of our two contracts with the GSA, we became aware of noncompliance and inaccuracies in our GSA subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, and we intend to cooperate fully with any further inquiries or investigations. We cannot reasonably predict the outcome of a government investigation at this time. During fiscal year 2016, sales related to our GSA contracts were approximately 8.9% of total Kimball International, Inc. sales, with one contract accounting for approximately 5.0% of total Kimball International, Inc. sales and the other contract accounting for approximately 3.9% of Kimball International, Inc. sales.

•
Successful execution of the Company’s restructuring plan is critical to the Company’s future performance. A critical component of the restructuring initiatives was the transfer of production among facilities which has and may continue to result in some manufacturing inefficiencies and excess working capital during the transition period. The Company’s restructuring plan is discussed below.

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

•
Globalization continues to reshape not only the markets in which we operate but also our key customers and competitors. In addition, demand for shorter lead times on a portion of our hospitality orders allows us to utilize available manufacturing capacity in the U.S., and we have reduced lead times with the remainder of our supply base in order to achieve our customers’ requests. We also continually evaluate the optimal location of production facilities and suppliers, particularly for hospitality furniture, in order to provide products to our customers most efficiently and at the lowest cost.

•
Current global economic uncertainties including the uncertainty of the United Kingdom’s future relationship with the European Union, distressed oil prices, and volatility in financial markets may pose a threat to our future growth if companies reduce capital spending in response to the sustained volatility and uncertainty.

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our career development and succession planning processes help to maintain stability in management.

Spin-Off of Kimball Electronics reported as Discontinued Operations
On October 31, 2014 (“Distribution Date”), we completed the spin-off of our Electronic Manufacturing Services (“EMS”) segment by distributing the related shares of Kimball Electronics, Inc. (“Kimball Electronics”), on a pro rata basis, to the Company’s Share Owners of record as of October 22, 2014. After the Distribution Date, the Company no longer beneficially owns any Kimball Electronics shares and Kimball Electronics is an independent publicly traded company.
The EMS business was reclassified to discontinued operations. Discontinued operations did not have an impact on the financial results of fiscal year 2016. Financial results of the discontinued operations for fiscal years 2015 and 2014 were as follows:

	Year Ended June 30
(Amounts in Thousands, Except Per Share Data)	2015	2014
Net Sales of Discontinued Operations	$275,551	$741,530
Income from Discontinued Operations, Net of Tax	$9,157	$30,042
Income from Discontinued Operations per Class B Diluted Share	$0.23	$0.77
As a result of the October 30, 2014 stock unification as described in Note 10 - Common Stock of Notes to Consolidated Financial Statements, all distinctions between Class A common stock and Class B common stock were eliminated so that all shares of Class B common stock are equivalent to shares of Class A common stock with respect to all matters, including without limitation, dividend payments and voting rights. Therefore, beginning in fiscal year 2016 the earnings per share calculation includes all common stock in a single calculation. Unless the context otherwise indicates, reference to earnings per share for periods prior to fiscal year 2016 reflects the earnings per Class B diluted share as has historically been reported.

Fiscal Year 2016 Results of Operations

	At or for the Year Ended
	June 30
(Amounts in Millions)	2016	2015	% Change
Net Sales	$635.1	$600.9	6%
Gross Profit	203.8	188.9	8%
Selling and Administrative Expense	163.0	166.3	(2%)
Restructuring Expense	7.3	5.3
Operating Income	33.5	17.3	93%
Operating Income %	5.3%	2.9%
Adjusted Operating Income *	$40.8	$25.8	58%
Adjusted Operating Income % *	6.4%	4.3%
Income from Continuing Operations	$21.2	$11.1	90%
Adjusted Income from Continuing Operations *	25.7	17.6	46%
Diluted Earnings Per Share from Continuing Operations	$0.56	$0.29
Adjusted Diluted Earnings Per Share from Continuing Operations *	$0.68	$0.45
Open Orders *	$129.9	$111.9	16%
* Items indicated represent Non-GAAP measurements. See the “Non-GAAP Financial Measures” section below.

Net Sales by End Market Vertical
	Year Ended
	June 30
(Amounts in Millions)	2016	2015	% Change
Commercial	$207.3	$206.5	—%
Education	41.7	38.5	8%
Finance	59.8	56.3	6%
Government	101.1	96.0	5%
Healthcare	77.4	60.4	28%
Hospitality	147.8	143.2	3%
Total Net Sales	$635.1	$600.9	6%
The following discussion of operating results is based on income from continuing operations and therefore excludes all income statement activity of the discontinued operations.
Fiscal year 2016 net sales were $635.1 million compared to fiscal year 2015 net sales of $600.9 million, or a 5.7% increase. Increased volume across all verticals and to a lesser extent the positive impact of price increases drove the net sales increase. Our healthcare vertical market sales benefited from strengthening relationships with purchasing organizations and product solutions specific to healthcare settings. Our education vertical market sales increased as we are more aggressively pursuing opportunities in this area. The government vertical market continued to show momentum as government sales steadily recover from recession levels. Our finance vertical market sales increase was the result of our investment in building product solutions applicable specifically to the needs of the changing workplace environment within financial institutions. The improvement in the hospitality vertical market, despite the unusually large custom order received in fiscal year 2015, was driven by increased non-custom business. Each of our vertical market sales levels can fluctuate depending on the mix of projects in a given period.
Open orders at June 30, 2016 increased 16% when compared to the open order level as of June 30, 2015 as demand for both office furniture and hospitality furniture products remained strong. Open orders at a point in time may not be indicative of future sales trends.

In fiscal year 2016 we recorded income from continuing operations of $21.2 million, or $0.56 per diluted share, inclusive of $4.5 million, or $0.12 per diluted share, of after-tax restructuring charges. In fiscal year 2015 we recorded income from continuing operations of $11.1 million, or $0.29 per diluted share, inclusive of $3.2 million, or $0.08 per diluted share, of after-tax restructuring charges, and $3.2 million, or $0.08 per diluted share, of after-tax external costs related to the spin-off of our EMS segment. Excluding these non-core costs, our adjusted income from continuing operations for fiscal year 2016 improved to $25.7 million, or $0.68 per diluted share, compared to adjusted income from continuing operations for fiscal year 2015 of $17.6 million, or $0.45 per diluted share. See the “Non-GAAP Financial Measures” section below.
Gross profit as a percent of net sales increased 0.7 of a percentage point in fiscal year 2016 compared to fiscal year 2015. The favorable impact of price increases and lower discounting, the benefit of leverage gained on higher sales volumes, and lower outbound freight costs were partially offset by labor inefficiencies related to the transfer of production from our Idaho manufacturing facility to our other manufacturing facilities and higher employee healthcare expenses.
As a percent of net sales, selling and administrative expenses in fiscal year 2016 compared to fiscal year 2015 decreased 2.0 percentage points, due to the increased sales volumes coupled with a 2.0% decrease in selling and administrative spending in absolute dollars. The decline in selling and administrative expenses in absolute dollars was primarily due to spin-off expenses of $3.2 million incurred in the prior year and due to the retirement of key executives as of the spin-off date which were partially offset by higher current year commission expenses related to the increased sales volumes and increased healthcare expense.
In November 2014, we approved a capacity utilization restructuring plan which included the consolidation of our metal fabrication production and assembly operations from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one. The jet was sold in the third quarter of fiscal year 2015, and as a result of the aircraft fleet reduction, we began realizing the expected pre-tax annual savings of $0.8 million. The remaining jet is primarily used for transporting customers to visit our showrooms, offices, research and development center, and manufacturing locations. The consolidation of our metal fabrication production was substantially complete as of June 30, 2016, and we anticipate the improvement of customer delivery, supply chain dynamics, and reduction of transportation costs to generate annual pre-tax savings of approximately $5 million, with savings beginning to ramp up in our first quarter ending September 2016. We expect to achieve the full quarterly savings level by the end of our second quarter ending December 31, 2016. We recognized pre-tax restructuring expense related to continuing operations of $7.3 million in fiscal year 2016 and $5.3 million in fiscal year 2015. See Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements for further information on restructuring.
Other Income (Expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2016	2015
Interest Income	$275	$213
Interest Expense	(22)	(24)
Foreign Currency/Derivative Loss	(17)	(48)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	(13)	603
Other	(330)	(387)
Other Income (Expense), net	$(107)	$357
Our fiscal year 2016 effective tax rate was 36.6% and did not include any material unusual items. Our fiscal year 2015 effective tax rate was 37.0%, as the favorable impact of a $0.9 million net reduction in our unrecognized tax benefit driven by the expiration of statutes of limitations more than offset the $0.8 million unfavorable impact of nondeductible spin-off expenses in the U.S.
Comparing the balance sheet as of June 30, 2016 to June 30, 2015, the property and equipment line decreased as the Post Falls facility and land was classified as held for sale and is shown on the assets held for sale line of the balance sheet at June 30, 2016. Subsequent to June 30, 2016, we sold the Idaho facility and land which is explained in Note 21 - Subsequent Events of Notes to Consolidated Financial Statements.

Fiscal Year 2015 Results of Operations
The following discussion of operating results is based on income from continuing operations and therefore excludes all income statement activity of the discontinued operations.

	At or for the Year Ended
	June 30
(Amounts in Millions)	2015	2014	% Change
Net Sales	$600.9	$543.8	10%
Gross Profit	188.9	166.7	13%
Selling and Administrative Expense	166.3	164.8	1%
Restructuring Expense	5.3	—
Operating Income	17.3	1.9	791%
Operating Income %	2.9%	0.4%
Adjusted Operating Income *	$25.8	$3.5	637%
Adjusted Operating Income % *	4.3%	0.6%
Income from Continuing Operations	$11.1	$3.4	226%
Adjusted Income from Continuing Operations *	17.6	4.8	267%
Diluted Earnings Per Share from Continuing Operations	$0.29	$0.09
Adjusted Diluted Earnings Per Share from Continuing Operations *	$0.45	$0.13
Open Orders *	$111.9	$97.2	15%
* Items indicated represent Non-GAAP measurements. See the “Non-GAAP Financial Measures” section below.

Net Sales by End Market Vertical
	Year Ended
	June 30
(Amounts in Millions)	2015	2014	% Change
Commercial	$206.5	$173.8	19%
Education	38.5	39.9	(4%)
Finance	56.3	62.2	(9%)
Government	96.0	90.5	6%
Healthcare	60.4	59.3	2%
Hospitality	143.2	118.1	21%
Total Net Sales	$600.9	$543.8	11%
Fiscal year 2015 net sales were $600.9 million compared to fiscal year 2014 net sales of $543.8 million, or a 10.5% increase. Increased sales within the commercial, hospitality, government, and healthcare vertical markets more than offset lower sales within the finance and education vertical markets. Increased volume and to a lesser extent the positive impact of price increases drove the net sales increase. Our hospitality vertical market sales improved over the prior year on strength in sales of both custom and non-custom hospitality furniture. The sales increase in our commercial vertical market was broad based as business conditions were strong in both day-to-day and project business fueled in part by new product and marketing initiatives. The government vertical market continued to show momentum as government sales steadily recover from recession levels. The sales decline in the finance vertical market was due in part to the trend toward smaller footprint offices and lower cost products being selected. Vertical market sales levels can fluctuate depending on the mix of projects in a given year.
In fiscal year 2015 we recorded income from continuing operations of $11.1 million, or $0.29 per Class B diluted share, inclusive of $3.2 million, or $0.08 per Class B diluted share, of after-tax restructuring charges, and $3.2 million, or $0.08 per Class B diluted share, of after-tax external costs related to the spin-off of our EMS segment. In fiscal year 2014 we recorded income from continuing operations of $3.4 million, or $0.09 per Class B diluted share, inclusive of $1.4 million, or $0.04 per Class B diluted share, of after-tax external costs related to the spin-off of our EMS segment. Excluding these non-core costs, our adjusted income from continuing operations for fiscal year 2015 improved to $17.6 million, or $0.45 per diluted share, compared to adjusted income from continuing operations for fiscal year 2014 of $4.8 million, or $0.13 per diluted share. See the “Non-GAAP Financial Measures” section below.
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
Other Income (Expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2015	2014
Interest Income	$213	$179
Interest Expense	(24)	(26)
Foreign Currency/Derivative Loss	(48)	(59)
Gain on Supplemental Employee Retirement Plan Investments	603	2,579
Other	(387)	(405)
Other Income (Expense), net	$357	$2,268
Our fiscal year 2015 effective tax rate was 37.0%, as the favorable impact of a $0.9 million net reduction in our unrecognized tax benefit driven by the expiration of statutes of limitations more than offset the $0.8 million unfavorable impact of nondeductible spin-off expenses in the U.S. Our effective tax rate of 18.8% for fiscal year 2014 was favorably impacted by a decrease in a foreign deferred tax asset valuation allowance.
Liquidity and Capital Resources
Our cash and cash equivalents position increased to $47.6 million at June 30, 2016 from $34.7 million at June 30, 2015, primarily due to positive cash flows from operating activities as discussed below.
Working capital at June 30, 2016 was $52.8 million compared to working capital of $32.1 million at June 30, 2015. The increase in working capital was driven by a $12.9 million increase in cash and cash equivalents and a $9.2 million increase in assets held for sale which are classified as current assets. The current ratio was 1.5 at June 30, 2016 and 1.3 at June 30, 2015.

Kimball’s short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our credit facility, totaled $76.2 million at June 30, 2016. We had no borrowings outstanding as of June 30, 2016 or June 30, 2015. At June 30, 2016, we had $1.4 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility.
Cash Flows
Cash management was centralized prior to the spin-off, thus cash flows prior to the October 31, 2014 spin-off date include Kimball Electronics cash flows. Cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flow statement category on the Company’s Consolidated Statements of Cash Flows.
The following table reflects the major categories of cash flows for fiscal years 2016, 2015, and 2014.

	Year Ended
	June 30
(Amounts in millions)	2016	2015	2014
Net cash provided by operating activities	$48,982	$13,843	$69,871
Net cash used for investing activities	$(16,883)	$(30,657)	$(27,546)
Net cash used for financing activities	$(19,184)	$(83,895)	$(9,441)
Cash Flows from Operating Activities
For fiscal years 2016 and 2015, net cash provided by operating activities was $49.0 million and $13.8 million, respectively. Changes in working capital balances provided $4.6 million of cash in fiscal year 2016 and used $33.2 million in fiscal year 2015. Cash generated from operating activities in fiscal year 2014 totaled $69.9 million and changes in working capital balances provided $5.4 million of cash.
The $4.6 million of cash provided by changes in working capital balances in fiscal year 2016 was primarily due to the $4.9 million source of cash driven by a decrease in our accounts receivable balance as the collection process was improved at a select location.
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
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the fiscal years ended June 30, 2016 and June 30, 2015 was approximately 27 days and approximately 30 days, respectively. For the pre-spin periods, the amount was estimated on a continuing operations basis. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the fiscal year ended June 30, 2016 increased to approximately 51 days from approximately 45 days from the fiscal year ended June 30, 2015. The PDSOH increase was driven by increased inventory levels throughout fiscal year 2016 to support growth, customer lead time requirements, and the manufacturing consolidation plan. For the pre-spin periods the amount was estimated on a continuing operations basis. We define PDSOH as the average of the monthly gross inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During fiscal years 2016, 2015, and 2014 we reinvested $16.2 million, $33.1 million, and $33.7 million, respectively, into capital investments for the future. The fiscal year 2016 capital investments were primarily for manufacturing equipment such as an automated finish technology upgrade and equipment related to the transition of metal fabrication capabilities and assembly operations to certain Indiana facilities and various facility and showroom improvements. The fiscal year 2015 capital investments were primarily for improvements to a sales and marketing facility which showcases product in a working environment, improvements to showrooms and manufacturing facilities, and manufacturing equipment in our continuing furniture business and to a lesser extent for manufacturing equipment in our discontinued EMS business prior to spin-off. The fiscal year 2014 capital investments were primarily for manufacturing equipment in our discontinued EMS business and to a lesser extent the continuing furniture business.
Cash Flows from Financing Activities
We paid $8.1 million of dividends in fiscal year 2016 compared to paying $7.7 million of dividends in fiscal year 2015 and $7.5 million of dividends in fiscal year 2014. Consistent with our historical dividend policy, the Company’s Board of Directors evaluates the appropriate dividend payment on a quarterly basis. We repurchased shares pursuant to a previously announced stock repurchase program which drove cash outflow of $9.7 million in fiscal year 2016 and $10.3 million in fiscal year 2015. We did not repurchase shares under this stock repurchase program in fiscal year 2014. In fiscal year 2015, Kimball transferred $63.0 million of cash to Kimball Electronics in conjunction with the spin-off.
Credit Facility
We maintain a $30.0 million credit facility with a maturity date of October 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55.0 million at our request, subject to the consent of the participating banks. At both June 30, 2016 and June 30, 2015, we had no borrowings outstanding. At June 30, 2016, we had $1.4 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility.
The credit facility requires us to comply with certain debt covenants, the most significant of which are the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15,000,000 to (b) consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0. The fixed charge coverage ratio is defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with GAAP, determined as of the end of each of our fiscal quarters for the trailing four fiscal quarters then ending, and may not be less than 1.10 to 1.00. We were in compliance with all debt covenants of the credit facility during fiscal year 2016.
The table below compares the adjusted leverage ratio and fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	June 30, 2016	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.56)	3.00	3.56
Fixed Charge Coverage Ratio	1,330.19	1.10	1,329.09
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to fund future dividends and meet our working capital and other operating needs for at least the next 12 months. During fiscal year 2017, we anticipate cash outflow of approximately $12.1 million for deferred incentive compensation related to our fiscal year 2016 performance. We may continue to repurchase shares if conditions are favorable. We also expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. Subsequent to June 30, 2016, we sold our Post Falls, Idaho facility and land which was classified as held for sale. The transaction generated approximately $10 million of cash, including cash proceeds less closing costs and estimated income taxes on the transaction.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our services, loss of key contract customers, including government subcontract customers, or potential fines and penalties that may result from the government’s review of our GSA subcontractor reporting, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.

Non-GAAP Financial Measures
This item contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States in the statements of income, statements of comprehensive income, balance sheets, or statements of cash flows of the Company. The non-GAAP financial measures used within this item include (1) operating income excluding spin-off expenses and restructuring charges; (2) income from continuing operations excluding spin-off expenses and restructuring charges; and (3) diluted earnings per share from continuing operations excluding spin-off expenses and restructuring charges. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the table below. Management believes it is useful for investors to understand how its core operations performed without spin-off expenses and costs incurred in executing its restructuring plans. Excluding these amounts allows investors to meaningfully trend, analyze, and benchmark the performance of the Company’s core operations. Many of the Company’s internal performance measures that management uses to make certain operating decisions exclude these charges to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures
(Amounts in Thousands, Except for Per Share Data)
	Year Ended
	June 30
	2016	2015	2014
Operating Income	$33,497	$17,322	$1,944
Add: Pre-tax Spin-off Expenses	—	3,219	1,523
Add: Pre-tax Restructuring Charges	7,328	5,290	—
Adjusted Operating Income	$40,825	$25,831	$3,467
Net Sales	$635,102	$600,868	$543,817
Adjusted Operating Income %	6.4%	4.3%	0.6%

Income from Continuing Operations	$21,156	$11,143	$3,419
Pre-tax Spin-off Expenses	—	3,219	1,523
Tax on Spin-off Expenses	—	(26)	(170)
After-tax Spin-off Expenses	—	3,193	1,353
Pre-tax Restructuring Charges	7,328	5,290	—
Tax on Restructuring Charges	(2,825)	(2,055)	—
After-tax Restructuring Charges	4,503	3,235	—
Adjusted Income from Continuing Operations	$25,659	$17,571	$4,772

Diluted Earnings Per Share from Continuing Operations	$0.56	$0.29	$0.09
Add: Impact of Spin-off Expenses	—	0.08	0.04
Add: Impact of Restructuring Charges	0.12	0.08	—
Adjusted Diluted Earnings Per Share from Continuing Operations	$0.68	$0.45	$0.13
The open orders metric is a non-GAAP measure representing firm orders placed by our customers which have not yet been fulfilled and are expected to be recognized as revenue during future quarters. The timing of shipments can vary, but generally open orders are expected to ship within a twelve-month period. There is no comparable GAAP financial measure, therefore a quantitative reconciliation of open orders is not provided.

Fair Value
During fiscal year 2016, no financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. Kimball also holds non-marketable equity securities of a privately-held company, classified as a level 3 financial asset. The investment in non-marketable equity securities is accounted for as a cost-method investment which carries the securities at cost, except in the event of impairment.
See Note 11 - Fair Value of Notes to Consolidated Financial Statements for more information.
Contractual Obligations
The following table summarizes the Company’s contractual obligations as of June 30, 2016.

	Payments Due During Fiscal Years Ending June 30
(Amounts in Millions)	Total	2017	2018-2019	2020-2021	Thereafter
Recorded Contractual Obligations: (a)
Long-Term Debt Obligations (b)	$0.2	$—	$—	$0.1	$0.1
Other Long-Term Liabilities Reflected on the Balance Sheet (c) (d) (e)	16.4	2.6	4.8	2.4	6.6
Unrecorded Contractual Obligations:
Operating Leases (e)	20.4	3.4	5.6	4.9	6.5
Purchase Obligations (f)	45.3	33.5	6.3	5.5	—
Other	0.1	—	0.1	—	—
Total	$82.4	$39.5	$16.8	$12.9	$13.2

(a)	As of June 30, 2016, the Company had less than $0.1 million of Capital Lease Obligations.

(b)
Refer to Note 6 - Long-Term Debt and Credit Facilities of Notes to Consolidated Financial Statements for more information regarding Long-Term Debt Obligations. Accrued interest is also included on the Long-Term Debt Obligations line. The fiscal year 2017 amount includes less than $0.1 million of long-term debt obligations due in fiscal year 2017 which were recorded as a current liability. The estimated interest not yet accrued related to debt is included in the Other line item within the Unrecorded Contractual Obligations.

(c)	The timing of payments of certain items included on the “Other Long-Term Liabilities Reflected on the Balance Sheet” line above is estimated based on the following assumptions:

•
The timing of SERP payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants. The fiscal year 2017 amount includes $0.8 million for SERP payments recorded as current liabilities.

•
The timing of severance plan payments is estimated based on the average remaining service life of employees. The fiscal year 2017 amount includes $0.5 million for severance payments recorded as a current liability.

•	The timing of warranty payments is estimated based on historical data. The fiscal year 2017 amount includes $0.9 million for short-term warranty payments recorded as a current liability.

(d)
Excludes $2.8 million of long-term unrecognized tax benefits and associated accrued interest and penalties along with deferred tax liabilities and miscellaneous other long-term tax liabilities which are not tied to a contractual obligation and for which the Company cannot make a reasonably reliable estimate of the period of future payments.

(e)	Refer to Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information regarding Operating Leases and certain Other Long-Term Liabilities.

(f)
Purchase Obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. The amounts listed above for purchase obligations include contractual commitments for items such as raw materials, supplies, capital expenditures, services, and software acquisitions/license commitments. Cancellable purchase obligations that we intend to fulfill are also included in the purchase obligations amount listed above through fiscal year 2021.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are limited to standby letters of credit, a performance bond, and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information on the standby letters of credit and performance bond. We do not have material exposures to trading activities of non-exchange traded contracts.
Critical Accounting Policies
Kimball’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of our consolidated financial statements and are the policies that are most critical in the portrayal of our financial position and results of operations. Management has discussed these critical accounting policies and estimates with the Audit Committee of the Company’s Board of Directors and with the Company’s independent registered public accounting firm.
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
Self-insurance reserves - We are self-insured up to certain limits for auto and general liability, workers’ compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2016 and June 30, 2015, our accrued liabilities for self-insurance exposure were $3.7 million and $2.8 million, respectively.
Taxes - Deferred income taxes are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future taxable income and available tax planning strategies that could be implemented to realize our deferred tax assets. If recovery is not likely, we provide a valuation allowance based on our best estimate of future taxable income in the various taxing jurisdictions and the amount of deferred taxes ultimately realizable. Future events could change management’s assessment.
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $3.0 million at June 30, 2016 and $2.9 million at June 30, 2015.
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
Foreign Exchange Rate Risk: Our former EMS segment, classified as a discontinued operation, operated internationally and was therefore exposed to potentially adverse movements in foreign currency rate changes. Our risk management strategy included the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives were used only to manage underlying exposures and were not used in a speculative manner. Further information on derivative financial instruments is provided in Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements. Our continuing operations have minimal foreign currency risk and held no derivative instruments as of June 30, 2016 and 2015.

Item 8 - Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2016.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included herein.

/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Chairman of the Board,
Chief Executive Officer
August 30, 2016

/s/MICHELLE R. SCHROEDER
Michelle R. Schroeder
Vice President,
Chief Financial Officer
August 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Share Owners of Kimball International, Inc.
Jasper, Indiana
We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and share owners’ equity for each of the three years in the period ended June 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 30, 2016

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	June 30, 2016	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$47,576	$34,661
Receivables, net of allowances of $2,145 and $1,522, respectively	51,710	55,710
Inventories	40,938	37,634
Prepaid expenses and other current assets	10,254	11,236
Assets held for sale	9,164	—
Total current assets	159,642	139,241
Property and Equipment, net of accumulated depreciation of $181,500 and $197,500, respectively	87,086	97,163
Intangible Assets, net of accumulated amortization of $35,147 and $35,447, respectively	3,021	2,669
Deferred Tax Assets	12,790	15,328
Other Assets	11,031	10,878
Total Assets	$273,570	$265,279

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$29	$27
Accounts payable	41,826	41,170
Customer deposits	18,625	18,618
Dividends payable	2,103	1,921
Accrued expenses	44,292	45,425
Total current liabilities	106,875	107,161
Other Liabilities:
Long-term debt, less current maturities	212	241
Other	16,615	16,372
Total other liabilities	16,827	16,613
Share Owners’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 292,000 and 386,000, respectively	14	19
Class B - Shares authorized: 100,000,000 Shares issued: 42,733,000 and 42,639,000, respectively	2,137	2,132
Additional paid-in capital	2,917	3,445
Retained earnings	205,104	194,372
Accumulated other comprehensive income	1,311	1,229
Less: Treasury stock, at cost, 5,512,000 shares and 5,111,000 shares, respectively	(61,615)	(59,692)
Total Share Owners’ Equity	149,868	141,505
Total Liabilities and Share Owners’ Equity	$273,570	$265,279
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2016	2015	2014
Net Sales	$635,102	$600,868	$543,817
Cost of Sales	431,298	412,003	377,092
Gross Profit	203,804	188,865	166,725
Selling and Administrative Expenses	162,979	166,253	164,781
Restructuring Expense	7,328	5,290	—
Operating Income	33,497	17,322	1,944
Other Income (Expense):
Interest income	275	213	179
Interest expense	(22)	(24)	(26)
Non-operating income	79	709	2,856
Non-operating expense	(439)	(541)	(741)
Other income (expense), net	(107)	357	2,268
Income from Continuing Operations Before Taxes on Income	33,390	17,679	4,212
Provision for Income Taxes	12,234	6,536	793
Income from Continuing Operations	21,156	11,143	3,419
Income from Discontinued Operations, Net of Tax	—	9,157	30,042
Net Income	$21,156	$20,300	$33,461

Earnings Per Share of Common Stock:
Basic Earnings Per Share from Continuing Operations:	$0.56
Class A		$0.25	$0.07
Class B		$0.29	$0.09
Diluted Earnings Per Share from Continuing Operations:	$0.56
Class A		$0.25	$0.07
Class B		$0.29	$0.09
Basic Earnings Per Share:	$0.56
Class A		$0.49	$0.85
Class B		$0.53	$0.88
Diluted Earnings Per Share:	$0.56
Class A		$0.49	$0.84
Class B		$0.52	$0.86

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	37,462	38,645	38,404
Diluted	37,852	38,971	39,037
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2016			Year Ended June 30, 2015			Year Ended June 30, 2014
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$21,156			$20,300			$33,461
Other comprehensive income (loss):
Foreign currency translation adjustments	$—	$—	$—	$(6,070)	$—	$(6,070)	$4,358	$(304)	$4,054
Postemployment severance actuarial change	576	(225)	351	895	(356)	539	899	(360)	539
Derivative gain	—	—	—	2,513	(416)	2,097	73	(86)	(13)
Reclassification to (earnings) loss:
Derivatives	—	—	—	(1,484)	291	(1,193)	1,187	(226)	961
Amortization of prior service costs	—	—	—	185	(73)	112	286	(114)	172
Amortization of actuarial change	(441)	172	(269)	(292)	117	(175)	338	(134)	204
Other comprehensive income (loss)	$135	$(53)	$82	$(4,253)	$(437)	$(4,690)	$7,141	$(1,224)	$5,917
Total comprehensive income			$21,238			$15,610			$39,378

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$21,156	$20,300	$33,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,996	20,114	31,885
Loss (Gain) on sales of assets	181	912	(1,484)
Restructuring and asset impairment charges	153	953	1,509
Deferred income tax and other deferred charges	2,523	(537)	(8,893)
Stock-based compensation	5,558	6,414	7,018
Excess tax benefits from stock-based compensation	(370)	(1,157)	(43)
Other, net	201	38	1,007
Change in operating assets and liabilities:
Receivables	4,874	(15,266)	(14,635)
Inventories	(3,304)	(21,934)	(14,894)
Prepaid expenses and other current assets	459	(4,870)	(256)
Accounts payable	2,874	5,632	12,051
Customer deposits	7	4,488	3,687
Accrued expenses	(326)	(1,244)	19,458
Net cash provided by operating activities	48,982	13,843	69,871
Cash Flows From Investing Activities:
Capital expenditures	(15,028)	(31,708)	(32,897)
Proceeds from sales of assets	290	2,524	4,761
Purchases of capitalized software	(1,138)	(1,407)	(756)
Other, net	(1,007)	(66)	1,346
Net cash used for investing activities	(16,883)	(30,657)	(27,546)
Cash Flows From Financing Activities:
Transfer of cash and cash equivalents to Kimball Electronics, Inc.	—	(63,006)	—
Net change in capital leases and long-term debt	(27)	(25)	(24)
Dividends paid to Share Owners	(8,078)	(7,660)	(7,507)
Repurchases of Common Stock	(9,665)	(10,342)	—
Excess tax benefits from stock-based compensation	370	1,157	43
Repurchase of employee shares for tax withholding	(1,784)	(4,019)	(1,953)
Net cash used for financing activities	(19,184)	(83,895)	(9,441)
Effect of Exchange Rate Change on Cash and Cash Equivalents	—	(1,254)	140
Net Increase (Decrease) in Cash and Cash Equivalents	12,915	(101,963)	33,024
Cash and Cash Equivalents at Beginning of Year	34,661	136,624	103,600
Cash and Cash Equivalents at End of Year	$47,576	$34,661	$136,624
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
	Class A	Class B
Amounts at June 30, 2013	$601	$1,550	$4,448	$462,957	$(3,477)	$(61,573)	$404,506
Net income				33,461			33,461
Other comprehensive income					5,917		5,917
Issuance of non-restricted stock (20,000 shares)			(196)			253	57
Conversion of Class A to Class B common stock (813,000 shares)	(41)	41					—
Compensation expense related to stock incentive plans			7,018				7,018
Performance share issuance (337,000 shares)			(5,001)	(1,851)		4,953	(1,899)
Dividends declared:
Class A ($0.18 per share)				(1,437)			(1,437)
Class B ($0.20 per share)				(6,090)			(6,090)
Amounts at June 30, 2014	$560	$1,591	$6,269	$487,040	$2,440	$(56,367)	$441,533
Distribution to Kimball Electronics, Inc.			(508)	(303,215)	3,479		(300,244)
Net income				20,300			20,300
Other comprehensive income					(4,690)		(4,690)
Issuance of non-restricted stock (29,000 shares)			(605)			436	(169)
Conversion of Class A to Class B common stock (10,826,000 shares)	(541)	541					—
Compensation expense related to stock incentive plans			6,414				6,414
Performance share issuance (407,000 shares)			(7,452)	(2,048)		7,002	(2,498)
Restricted share units issuance (31,000 shares)			(673)			558	(115)
Repurchase of Common Stock (991,000 shares)						(11,321)	(11,321)
Dividends declared:
Class A ($0.195 per share)				(536)			(536)
Class B ($0.20 per share)				(7,169)			(7,169)
Amounts at June 30, 2015	$19	$2,132	$3,445	$194,372	$1,229	$(59,692)	$141,505
Adjustment of Kimball Electronics, Inc. distribution				(4)			(4)
Net income				21,156			21,156
Other comprehensive income					82		82
Issuance of non-restricted stock (44,000 shares)			(1,058)			950	(108)
Conversion of Class A to Class B common stock (94,000 shares)	(5)	5					—
Compensation expense related to stock incentive plans			5,558				5,558
Performance share issuance (235,000 shares)			(3,445)	(2,132)		4,424	(1,153)
Restricted share units issuance (56,000 shares)			(1,583)			1,389	(194)
Repurchase of Common Stock (736,000 shares)						(8,686)	(8,686)
Dividends declared ($0.22 per share)				(8,288)			(8,288)
Amounts at June 30, 2016	$14	$2,137	$2,917	$205,104	$1,311	$(61,615)	$149,868
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.
Operating Segments: We sell a portfolio of furniture products and services under three brands: Kimball Office, National Office Furniture, and Kimball Hospitality. We consider each of the three brands to be operating segments which aggregate into one reportable segment. The brands operate within six market verticals, selling to similar types of customers. Our products and services are similar in nature and utilize similar production and distribution processes. Our three brands share similar long-term economic characteristics.
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and related note disclosures. While efforts are made to assure estimates used are reasonably accurate based on management’s knowledge of current events, actual results could differ from those estimates.
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
Notes Receivable and Trade Accounts Receivable: Kimball’s notes receivable and trade accounts receivable are recorded per the terms of the agreement or sale, and accrued interest is recognized when earned. We determine on a case-by-case basis the cessation of accruing interest, the resumption of accruing interest, the method of recording payments received on nonaccrual receivables, and the delinquency status for our limited number of notes receivable.
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
Inventories: Inventories are stated at the lower of cost or market value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. The last-in, first-out (“LIFO”) method was used for approximately 93% and 91% of consolidated inventories at June 30, 2016 and June 30, 2015, respectively. The remaining inventories were valued using the first-in, first-out (“FIFO”) method. Inventories are adjusted for excess and obsolete inventory. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
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
Other Intangible Assets: Other Intangible Assets reported on the Consolidated Balance Sheets consist of capitalized software and product rights. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.  A summary of other intangible assets subject to amortization is as follows:

	June 30, 2016			June 30, 2015
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$37,796	$34,775	$3,021	$37,744	$35,081	$2,663
Product Rights	372	372	—	372	366	6
Other Intangible Assets	$38,168	$35,147	$3,021	$38,116	$35,447	$2,669
During fiscal years 2016, 2015, and 2014, amortization expense of other intangible assets from continuing operations was, in thousands, $786, $898, and $992, respectively. Amortization expense in future periods is expected to be, in thousands, $855, $652, $522, $459, and $296 in the five years ending June 30, 2021, and $237 thereafter. The estimated useful life of internal-use software ranges from 2 to 10 years.
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
Product rights to produce and sell certain products are amortized on a straight-line basis over their estimated useful lives. We have no intangible assets with indefinite useful lives which are not subject to amortization.
Research and Development: The costs of research and development are expensed as incurred. Research and development costs from continuing operations were approximately, in millions, $6, $7, and $7 in fiscal years 2016, 2015, and 2014, respectively.
Advertising: Advertising costs are expensed as incurred. Advertising costs from continuing operations, included in selling and administrative expenses were, in millions, $4.0, $4.0, and $3.7, in fiscal years 2016, 2015, and 2014, respectively.
Insurance and Self-insurance: We are self-insured for certain employee health benefits including medical, short-term disability, and dental. Our self-insured reserves are estimated based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Insurance benefits are not provided to retired employees.
We also participate, along with other companies, in a group captive insurance company (“Captive”). The Captive insures losses related to workman's compensation, motor vehicle liability, product liability, and general liability. The Captive reinsures catastrophic losses for all participants, including Kimball, in excess of predetermined amounts. We pay premiums to the Captive which accumulate as a prepaid deposit estimated for losses related to the above coverage. We also maintain a reserve for outstanding unpaid workers’ compensation claims, including an estimate of incurred but not reported claims.
Additionally, we purchase insurance coverage for property insurance, director and officer liability insurance, umbrella coverage, and other risks.
Income Taxes: Deferred income taxes are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We evaluate the recoverability of deferred tax assets each quarter by assessing the likelihood of future taxable income and available tax planning strategies that could be implemented to realize our deferred tax assets. If recovery is not likely, we provide a valuation allowance based on our best estimate of future taxable income in the various taxing jurisdictions and the amount of deferred taxes ultimately realizable. Future events could change management’s assessment. We early adopted the Financial Accounting Standards Board (“FASB”) guidance on simplifying the balance sheet classification of deferred taxes, using the retrospective transition method, and thus have classified all deferred tax assets and liabilities as noncurrent in our consolidated balance sheets.
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
Concentrations of Credit Risk: Certain business and credit risks are inherent in our business. Additionally, we currently have a note receivable related to the sale of an Indiana facility, a note receivable from a dealer, and other miscellaneous notes receivable which are included on the Receivables and Other Assets lines of the Consolidated Balance Sheets. At June 30, 2016 and 2015, $1.9 million and $1.8 million, respectively, were outstanding under the notes receivables. The credit risk associated with receivables is disclosed in Note 20 - Credit Quality and Allowance for Credit Losses of Notes Receivable of Notes to Consolidated Financial Statements.
Off-Balance Sheet Risk: Our off-balance sheet arrangements are limited to standby letters of credit, a performance bond, and operating leases entered into in the normal course of business as described in Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.
Non-operating Income and Expense: Non-operating income and expense include the impact of such items as fair value adjustments on Supplemental Employee Retirement Plan (“SERP”) investments, foreign currency rate movements, bank charges, investment gain or loss, non-production rent income, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain or loss on SERP investments is offset by a change in the SERP liability that is recognized in selling and administrative expenses.
Foreign Currency Translation: Kimball's continuing foreign operation, a non-manufacturing office in China, uses the U.S. Dollar as its functional currency. Foreign currency assets and liabilities are remeasured into functional currencies at end-of-period exchange rates, except for nonmonetary assets and equity, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the weighted average exchange rate during the fiscal year, except for expenses related to nonmonetary assets, which are remeasured at historical exchange rates. Gains and losses from foreign currency remeasurement are reported in the Non-operating income or expense line item on the Consolidated Statements of Income. Gains and losses from foreign currency remeasurement into EUR and USD functional currencies related to our former EMS segment are included in the Income from Discontinued Operations, Net of Tax line item of the Consolidated Statements of Income.
Derivative Instruments and Hedging Activities: During fiscal year 2016 we did not utilize derivative instruments. During fiscal years 2015 and 2014, prior to the spin-off of our EMS segment, derivative instruments were utilized to hedge the exposure to foreign currency exchange rate fluctuations. See Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements for more information on derivative instruments and hedging activities.
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

Recent Accounting Pronouncements:
In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. Under the guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The guidance is also intended to reduce the complexity by decreasing the number of credit impairment models that entities use to account for debt instruments. The guidance is effective for our first quarter of fiscal year 2021 with early adoption in our fiscal year 2020 permitted. We have not yet determined the effect of this guidance on our consolidated financial statements.
In March 2016, the FASB issued guidance on simplifying the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification on the statement of cash flows. The guidance is effective for our first quarter of fiscal year 2018 with early adoption permitted. We have not yet selected a transition method nor determined the effect of this guidance on our consolidated financial statements.
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
In November 2015, the FASB issued guidance on simplifying the balance sheet classification of deferred taxes. The guidance requires the classification of deferred tax assets and liabilities as noncurrent in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by this update. The guidance is effective for our first quarter of fiscal year 2018 financial statements with early adoption permitted, and allows for the use of either a prospective or retrospective transition method. We have early adopted using the retrospective transition method for our fiscal year ending June 30, 2016, and thus have reclassified current deferred tax assets and liabilities to noncurrent in our consolidated balance sheet. As a result for June 30, 2015, $12.3 million of current deferred tax assets that were included in prepaid expenses and other current assets and $0.9 million of deferred tax liabilities that were included in other long term liabilities have been reclassified to noncurrent deferred tax assets in the consolidated balance sheet.
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
In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB decided to defer the effective date for this new revenue standard by one year, which will make the guidance effective for our first quarter fiscal year 2019 financial statements using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. In March 2016, the FASB issued additional guidance which further clarifies assessing whether an entity is a principal or an agent in a revenue transaction, and impacts whether an entity reports revenue on a gross or net basis; in April 2016, the FASB issued additional guidance that addresses identifying performance obligations and implementing licensing guidance; and in May 2016, the FASB issued additional guidance that clarifies collectability, noncash consideration, and other transition issues. The amendments have the same effective date and transition requirements as the new revenue standard. We have not yet selected a transition method nor determined the effect of this guidance on our consolidated financial statements.
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
Note 2. Spin-Off Transaction
On October 31, 2014 (“Distribution Date”), we completed the spin-off of our Electronic Manufacturing Services (“EMS”) segment by distributing the related shares of Kimball Electronics, Inc. (“Kimball Electronics”), on a pro rata basis, to the Company’s Share Owners of record as of October 22, 2014 (“the Record Date”). On the Distribution Date, each of the Company’s Share Owners received three shares of Kimball Electronics for every four shares of the Company held by such Share Owner on the Record Date. After the Distribution Date, the Company no longer beneficially owns any Kimball Electronics shares and Kimball Electronics is an independent publicly traded company. Kimball International, Inc. trades on the NASDAQ under the ticker symbol “KBAL” and Kimball Electronics, Inc. trades on the NASDAQ under the ticker symbol “KE”.

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
The EMS segment was reclassified to discontinued operations in the Consolidated Statements of Income for all periods presented. Discontinued operations did not have an impact on the financial results of fiscal year 2016. Summarized financial results of discontinued operations through the October 31, 2014 spin-off date, were as follows:

	Fiscal Year Ended
	June 30
(Amounts in Thousands, Except Per Share Data)	2015	2014
Net Sales	$275,551	$741,530
Income Before Taxes on Income	13,098	38,961
Provision for Income Taxes	3,941	8,919
Income from Discontinued Operations, Net of Tax	$9,157	$30,042
Income from Discontinued Operations per Class B Diluted Share	$0.23	$0.77
In connection with the spin-off of Kimball Electronics, the Company and Kimball Electronics entered into several agreements covering administrative and tax matters to provide or obtain services on a transitional basis, as needed, for varying periods after the spin-off. The administrative agreements cover various services such as information technology, human resources, taxation, and finance, and these services are substantially complete. The Company has retained all liabilities for U.S. federal, state, and local income taxes on income prior to the spin-off, as well as certain non-income taxes attributable to Kimball Electronics’ business. Kimball Electronics generally will be liable for all other taxes attributable to its business.
Note 3    Inventories
Inventories are valued using the lower of last-in, first-out (“LIFO”) cost or market value for approximately 93% and 91% of consolidated inventories at June 30, 2016 and June 30, 2015, respectively. The remaining inventories are valued using the lower of first-in, first-out (“FIFO”) cost or market value.

Had the FIFO method been used for all inventories, income from continuing operations would have been $1.0 million lower in fiscal year 2016, $0.2 million higher in fiscal year 2015, and $0.6 million higher in fiscal year 2014. Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased income from continuing operations by an immaterial amount in 2016, 2015 and 2014.
Inventory components at June 30 were as follows:

(Amounts in Thousands)	2016	2015
Finished products	$26,494	$26,634
Work-in-process	1,840	1,952
Raw materials	25,070	23,201
Total FIFO inventory	$53,404	$51,787
LIFO reserve	(12,466)	(14,153)
Total inventory	$40,938	$37,634

Note 4    Property and Equipment
Major classes of property and equipment at June 30 consist of the following:

(Amounts in Thousands)	2016	2015
Land	$2,577	$2,849
Buildings and improvements	110,536	124,709
Machinery and equipment	154,319	159,648
Construction-in-progress	1,154	7,457
Total	$268,586	$294,663
Less: Accumulated depreciation	(181,500)	(197,500)
Property and equipment, net	$87,086	$97,163
The useful lives used in computing depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	5 to 40
Machinery and equipment	2 to 20
Leasehold improvements	Lesser of Useful Life or Term of Lease
Depreciation and amortization of property and equipment from continuing operations, including asset write-downs associated with restructuring plans, totaled, in millions, $14.3 for fiscal year 2016, $13.1 for fiscal year 2015, and $13.5 for fiscal year 2014.
At June 30, 2016, assets totaling $9.2 million were classified as held for sale for a facility and land located in Post Falls, Idaho. Subsequent to June 30, 2016, we sold the Idaho facility and land which is explained in Note 21 - Subsequent Events of Notes to Consolidated Financial Statements. At June 30, 2015, Kimball had no assets classified as held for sale.
During fiscal year 2015, an aircraft which had been used primarily for management travel totaling $1.3 million was classified as held for sale during the second quarter of fiscal year 2015, and was subsequently sold during the third quarter of fiscal year 2015. We recognized a pre-tax gain of $0.2 million related to the sale of the aircraft during the third quarter of fiscal year 2015 which partially offsets the pre-tax impairment charge recorded in the second quarter of fiscal year 2015 of $1.1 million, due to the book value of the aircraft exceeding current fair market value estimates less selling costs. The impairment and gain were both recorded on the Restructuring Expense line of the Consolidated Statements of Income.
During fiscal year 2014, we sold an underutilized aircraft and recognized pre-tax losses for impairment of $1.2 million. We also sold an idle manufacturing facility and land located in Jasper, Indiana, recognizing a pre-tax gain of $1.7 million during fiscal year 2014. Both the pre-tax gains and pre-tax losses were recorded on the Selling and Administrative Expenses line of the Consolidated Statements of Income. Our former EMS segment sold a facility and land located in Gaylord, Michigan, recognizing a pre-tax loss of $0.3 million during fiscal year 2014. The loss was included in the Income from Discontinued Operations, Net of Tax line on the Consolidated Statements of Income.

Note 5    Commitments and Contingent Liabilities
Leases:
Operating leases for certain offices, showrooms, a manufacturing facility, land, and equipment, which expire from fiscal year 2017 to 2026, contain provisions under which minimum annual lease payments are, in millions, $3.4, $3.0, $2.6, $2.5, and $2.4 for the five years ending June 30, 2021, respectively, and aggregate $6.5 million from fiscal year 2022 to the expiration of the leases in fiscal year 2026. We are obligated under certain real estate leases to maintain the properties and pay real estate taxes. Certain leases include renewal options and escalation clauses. Total rental expense from continuing operations amounted to, in millions, $6.7, $4.9, and $4.1 in fiscal years 2016, 2015, and 2014, respectively, including certain leases requiring contingent lease payments based on warehouse space utilized, which amounted to expense of, in millions, $2.4, $1.0, and $0.8 in fiscal years 2016, 2015, and 2014, respectively.
As of June 30, 2016 and 2015, capital leases were not material.
Guarantees:
Standby letters of credit are issued to third-party suppliers, lessors, and insurance and financial institutions and can only be drawn upon in the event of Kimball’s failure to pay its obligations to the beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $1.4 million as of June 30, 2016 and $1.0 million as of June 30, 2015.
We are periodically required to provide performance bonds in order to conduct business with certain customers. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. We are ultimately liable for claims that may occur against the performance bonds. We had a maximum financial exposure from performance bonds totaling $1.5 million as of June 30, 2016 and an immaterial amount as of June 30, 2015.
We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2016 and 2015 with respect to the standby letters of credit or performance bonds. Kimball also enters into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known.
Changes in the product warranty accrual during fiscal years 2016, 2015, and 2014 were as follows:

(Amounts in Thousands)	2016	2015	2014
Product Warranty Liability at the beginning of the year	$2,264	$3,221	$2,384
Additions to warranty accrual (including changes in estimates)	1,165	880	2,883
Settlements made (in cash or in kind)	(1,078)	(927)	(2,046)
Distribution to Kimball Electronics, Inc.	—	(910)	—
Product Warranty Liability at the end of the year	$2,351	$2,264	$3,221
Other Contingency:
The U.S. government, as well as state and local governments, can typically terminate or modify their contracts with us either at their discretion or if we default by failing to perform under the terms of the applicable contract, which could expose us to liability. The failure to comply with regulatory and contractual requirements could subject us to investigations, fines, or other penalties, and violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting.
In March 2016, in connection with a renewal of one of our contracts, we became aware of noncompliance and inaccuracies in our General Services Administration (“GSA”) subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, and we intend to cooperate fully with any further inquiries or investigations. While we are not able to reasonably estimate the future financial impact, if any, of the possible sanctions at this time, any of them could, if imposed, have a material adverse impact on our business, future financial position, results of operations, or cash flows. The timing of the government’s review and determination of any outcome of these matters is uncertain and, therefore, it is unclear as to when and to what extent, if any, our previously issued earnings guidance might be impacted. We have incurred, and will continue to incur, legal and related costs in connection with our internal review and the government’s response to this matter. During fiscal year 2016, sales related to our GSA contracts were approximately 8.9% of total Kimball International, Inc. sales, with one contract accounting for approximately 5.0% of total Kimball International, Inc. sales and the other contract accounting for approximately 3.9% of Kimball International, Inc. sales.
Note 6    Long-Term Debt and Credit Facilities
Long-term debt, less current maturities as of June 30, 2016 and 2015, was, in thousands, $212 and $241, respectively, and current maturities of long-term debt were, in thousands, $29 and $27, respectively. Long-term debt consists of a long-term note payable and capitalized leases. Interest rates range from 2.50% to 9.25% and maturities occur in fiscal years 2018 and 2025. Aggregate maturities of long-term debt for the next five years are, in thousands, $29, $27, $23, $25, and $27, respectively, and aggregate $110 thereafter.
We maintain a $30 million credit facility with a maturity date of October 31, 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55 million at our request, subject to the consent of the participating banks. At June 30, 2016 and 2015, we had no borrowings outstanding under the credit facility. At June 30, 2016, we had $1.4 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility to $28.6 million.
The revolving loans under the Credit Agreement may consist of, at the Company’s election, advances in U.S. dollars or advances in any other currency that is agreed to by the lenders. The proceeds of the revolving loans are to be used for general corporate purposes of the Company including acquisitions. A portion of the credit facility, not to exceed $10 million of the principal amount, will be available for the issuance of letters of credit. The commitment fee is payable on the unused portion of the credit facility which was immaterial to our operating results for fiscal years 2016 and 2015. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
The interest rate is dependent on the type of borrowings and will be one of the following two options:

•
The adjusted London Interbank Offered Rate (“Adjusted LIBO Rate” as defined in the Credit Agreement) in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period, plus the Eurocurrency Loans margin which can range from 125.0 to 175.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA; or

•	The Alternate Base Rate, which is defined as the highest of the fluctuating rate per annum equal to the higher of

a.	JPMorgan’s prime rate;

b.	1% per annum above the Adjusted LIBO rate; or

c.	1/2% per annum above the Federal funds rate;
plus the ABR Loans spread which can range from 25.0 to 75.0 basis points based on the Company’s ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
The Company’s financial covenants under the Credit Agreement require:

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

Cash payments for interest on borrowings were, in thousands, $22, $29, and $29, in fiscal years 2016, 2015, and 2014, respectively. Capitalized interest expense was immaterial during fiscal years 2016, 2015, and 2014.

Note 7    Employee Benefit Plans
Retirement Plans:
Kimball has a trusteed defined contribution retirement plan in effect for substantially all domestic employees meeting the eligibility requirements. Employer contributions to the trusteed plan have a five-year vesting schedule and are held for the sole benefit of participants. Kimball also maintains a supplemental employee retirement plan (“SERP”) for executive employees which enables them to defer cash compensation on a pre-tax basis in excess of IRS limitations. The SERP is structured as a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. In connection with the spin-off during fiscal year 2015, the Company transferred the retirement plan balances of EMS employees to Kimball Electronics retirement plans.
The discretionary employer contribution for domestic employees is determined annually by the Compensation and Governance Committee of the Board of Directors. Total expense from continuing operations related to employer contributions to the domestic retirement plans was, in millions, $4.3, $4.3, and $4.0 for fiscal years 2016, 2015, and 2014, respectively.
Employees of certain foreign subsidiaries are covered by local pension or retirement plans. The expense from continuing operations related to employer contributions to these foreign plans for fiscal years 2016, 2015, and 2014 was not material.
Severance Plans:
Kimball’s domestic employees participate in severance plans which provide severance benefits to eligible employees meeting the plans’ qualifications, primarily for involuntary termination without cause. In connection with the spin-off during fiscal year 2015, the Company transferred the post-employment obligation for EMS employees to Kimball Electronics.
There are no statutory requirements for Kimball to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Benefits are based upon an employee’s years of service and accumulate up to certain limits specified in the plans and include both salary and an allowance for medical benefits. The components and changes in the Benefit Obligation, Accumulated Other Comprehensive Income (Loss), and Net Periodic Benefit Cost are as follows:

	June 30
(Amounts in Thousands)	2016	2015
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$2,855	$5,350
Service cost	490	645
Interest cost	74	96
Actuarial (gain) loss for the period	(576)	(895)
Benefits paid	(28)	(168)
Distribution to Kimball Electronics, Inc.	—	(2,173)
Benefit obligation at end of year	$2,815	$2,855
Balance in current liabilities	$494	$501
Balance in noncurrent liabilities	2,321	2,354
Total benefit obligation recognized in the Consolidated Balance Sheets	$2,815	$2,855

	June 30
(Amounts in Thousands)	2016	2015
Changes and Components in Accumulated Other Comprehensive Income (Loss) (before tax):
Accumulated Other Comprehensive Income (Loss) at beginning of year	$(2,011)	$(1,567)
Change in unrecognized prior service cost	—	(185)
Net change in unrecognized actuarial (gain) loss	(135)	(603)
Distribution to Kimball Electronics, Inc.	—	344
Accumulated Other Comprehensive Income (Loss) at end of year	$(2,146)	$(2,011)
Balance in unrecognized prior service cost	$—	$—
Balance in unrecognized actuarial (gain) loss	(2,146)	(2,011)
Total Accumulated Other Comprehensive Income (Loss) recognized in Share Owners’ Equity	$(2,146)	$(2,011)

(Amounts in Thousands)	Year Ended June 30
Components of Net Periodic Benefit Cost (before tax):	2016	2015	2014
Service cost	$490	$645	$955
Interest cost	74	96	134
Amortization of prior service cost	—	185	286
Amortization of actuarial (gain) loss	(441)	(292)	338
Net periodic benefit cost — Total cost	$123	$634	$1,713
Less: Discontinued operations	—	81	343
Net periodic benefit cost — Continuing operations	$123	$553	$1,370

The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions, such as those disclosed in Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements, are not estimable using actuarial methods and are expensed in accordance with other applicable U.S. GAAP.
Prior service cost was amortized on a straight-line basis over the average remaining service period of employees that were active at the time of the plan initiation, and was fully amortized during fiscal year 2015. Actuarial (gain) loss is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.
The estimated actuarial net (gain) loss from continuing operations for the severance plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost (income) over the next fiscal year is, pre-tax in thousands, $(460).
Assumptions used to determine fiscal year end benefit obligations are as follows:

	2016	2015
Discount Rate	2.2%	2.8%
Rate of Compensation Increase	3.0%	3.0%
Weighted average assumptions used to determine fiscal year net periodic benefit costs are as follows:

	2016	2015	2014
Discount Rate	2.7%	2.6%	2.5%
Rate of Compensation Increase	3.0%	3.0%	3.0%

Note 8    Stock Compensation Plans
On August 13, 2013, the Board of Directors adopted the Amended and Restated 2003 Stock Option and Incentive Plan (“the 2003 Plan”), which was approved by Kimball’s Share Owners on October 15, 2013. Under the 2003 Plan, 5,000,000 shares of Common Stock are reserved for issuance of new awards and awards that had been issued under a former 2003 Stock Option and Incentive Plan. The 2003 Plan allows for issuance of restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights for grant to officers and other key employees and to members of the Board of Directors who are not employees. The 2003 Plan expires December 31, 2018.
The pre-tax compensation cost from continuing operations charged against income was $5.6 million in both fiscal years 2016 and 2015, and $5.5 million in fiscal year 2014. The total income tax benefit from continuing operations for stock compensation arrangements was $2.2 million in each fiscal year 2016, 2015, and 2014. We generally use treasury shares for issuance of shares.
Performance Shares:
Kimball awards performance shares to officers and other key employees. Under these awards, a number of shares will be issued to each participant based upon the attainment of the applicable performance conditions as applied to a total potential share award made and approved by the Compensation and Governance Committee. We currently have two types of performance share awards outstanding, an annual performance share award with a contractual life of one year and a long-term performance share award with a contractual life of five years. The performance conditions for both types of performance share awards are based on annual performance measurement periods and are vested when issued as Common Stock shortly after the end of the fiscal year in which each performance measurement period is complete. Therefore, the long-term performance share awards include shares applicable to performance measurement periods in future fiscal years that will be measured at fair value when the performance targets are established in future fiscal years. The long-term performance share awards are being phased out and will be in effect for another three fiscal years. If a participant is not employed on the date shares are issued, the performance share award is forfeited, except in the case of death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in Kimball’s employment policy. To the extent performance conditions are not fully attained, performance shares are forfeited.
A summary of performance share activity during fiscal year 2016 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance Shares outstanding at July 1, 2015	780,658	$10.21
Granted	111,695	$12.12
Vested	(352,924)	$10.21
Forfeited	(56,330)	$10.79
Performance Shares outstanding at June 30, 2016	483,099	$12.12
As of June 30, 2016, there was approximately $3.0 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance goals. That cost is expected to be recognized over annual performance periods ending July 2016 through July 2019, with a weighted average vesting period of one year. The fair value of performance shares is based on the stock price at the date of grant, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The weighted average grant date fair value was $12.12 and $14.93 for performance share awards granted in fiscal years 2016 and 2014, respectively. Awards granted in fiscal year 2014 were based on pre-spin-off stock prices. There were no performance share awards granted in fiscal year 2015 because the awards applicable to the fiscal year 2015 were actually granted shortly before the beginning of fiscal year 2015, in June 2014. During fiscal years 2016, 2015, and 2014, respectively, 352,924; 649,524; and 512,719 performance shares vested at a fair value of $3.6 million, $7.2 million, and $5.6 million. The performance shares vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations. The number of shares presented in the above table, the amounts of unrecognized compensation, and the weighted average period include performance shares awarded that are applicable to future performance measurement periods and will be measured at fair value when the performance targets are established in future fiscal years.

Relative Total Shareholder Return Performance Units:
Kimball awards relative total shareholder return performance units (“RTSR”) to key officers. Under these awards, a participant will earn from 0% to 200% of the target award depending upon how the compound annual growth rate of Kimball common stock ranks within the peer group at the end of the performance period. RTSRs are vested when issued shortly after the performance measurement period is complete and are issued as common shares. The contractual life of the RTSRs is generally three years. The first issuance of RTSR’s in February 2015 was for a period of two years, four months due to a transition of compensation levels shortly after the spin-off of Kimball Electronics. If a participant is not employed on the date shares are issued, the RTSR award is forfeited, except in the case of death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in Kimball’s employment policy. To the extent performance conditions are not fully attained, RTSRs are forfeited.
A summary of RTSR activity during fiscal year 2016 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RTSRs outstanding at July 1, 2015	30,198	$11.48
Granted	36,093	$15.10
Vested	—	$—
Forfeited	—	$—
RTSRs outstanding at June 30, 2016	66,291	$13.45
As of June 30, 2016, assuming a target of 100%, there was approximately $0.5 million of unrecognized compensation cost related to RTSRs. That cost is expected to be recognized over the vesting periods ending June 2017 through June 2018, with a weighted average vesting period of one year, seven months. The grant date fair value of RTSR awards was calculated using a Monte Carlo simulation. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. The weighted average grant date fair value was $15.10 and $11.48 for RTSR awards granted in fiscal years 2016 and 2015, respectively. During fiscal years 2016, 2015, and 2014, no RTSRs vested.
Restricted Share Units:
Restricted Share Units (“RSUs”) were granted to officers and key employees. Upon vesting, the outstanding number of RSUs and the value of dividends accumulated over the vesting period are converted to shares of common stock. The contractual life of the RSUs is generally three years, however certain awards have shorter contractual lives in order to transition from other types of compensation. If the employment of a holder of an RSU terminates before the RSU has vested for any reason other than death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in the Company’s employment policy, the RSU and accumulated dividends will be forfeited.
A summary of RSU activity during fiscal year 2016 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at July 1, 2015	143,940	$9.16
Granted	98,204	$12.19
Vested	(79,461)	$9.42
Forfeited	(2,706)	$12.32
RSUs outstanding at June 30, 2016	159,977	$10.83
As of June 30, 2016, there was approximately $0.9 million of unrecognized compensation cost related to nonvested RSU compensation arrangements. That cost is expected to be recognized over vesting periods ending June 2017 and June 2018, with a weighted average vesting period of one year, six months. The fair value of RSU awards is based on the stock price at the date of award. The weighted average grant date fair value was $12.19 and $9.15 for RSU awards granted in fiscal years 2016 and 2015, respectively. During fiscal years 2016 and 2015, respectively, 79,461 and 45,009 RSUs vested at a fair value of $1.2 million and $0.4 million, respectively. The RSU awards vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.

Unrestricted Share Grants:
Unrestricted shares may be granted to employees and members of the Board of Directors as consideration for service to Kimball. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal year 2016 Kimball granted a total of 47,471 unrestricted shares of common stock at an average grant date fair value of $11.21, for a total fair value, in thousands, of $532. Prior to the spin-off, during fiscal year 2015, Kimball granted a total of 17,335 unrestricted shares of Class B common stock at an average grant date fair value of $16.01, for a total fair value, in thousands, of $278. After the spin-off, during fiscal year 2015, Kimball granted a total of 17,529 unrestricted shares of common stock at an average grant date fair value of $8.79, for a total fair value, in thousands, of $154. During fiscal year 2014, Kimball granted a total of 20,277 unrestricted shares of Class B common stock at an average grant date fair value of $11.47, for a total fair value, in thousands, of $233. These shares are the total number of shares granted, prior to the reduction of shares withheld to satisfy tax withholding obligations. Unrestricted shares were awarded to officers and other key employees, and to non-employee members of the Board of Directors as compensation for director’s fees, as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. Director’s fees are expensed over the period that directors earn the compensation.
Note 9    Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income tax benefits associated with net operating losses of, in thousands, $2,630 expire from fiscal year 2016 to 2036. Income tax benefits associated with tax credit carryforwards of, in thousands, $2,570, expire from fiscal year 2016 to 2028. A valuation allowance was provided as of June 30, 2016 for deferred tax assets relating to state net operating losses of, in thousands, $687 that we currently believe are more likely than not to remain unrealized in the future.
The components of the deferred tax assets and liabilities as of June 30, 2016 and 2015, were as follows:

(Amounts in Thousands)	2016	2015
Deferred Tax Assets:
Receivables	$1,254	$1,137
Inventory	384	528
Employee benefits	485	382
Deferred compensation	11,348	12,810
Other current liabilities	504	134
Warranty reserve	915	881
Tax credit carryforwards	2,492	2,472
Restructuring	176	1,017
Net operating loss carryforward	2,630	2,525
Miscellaneous	2,366	2,055
Valuation Allowance	(687)	(687)
Total asset	$21,867	$23,254
Deferred Tax Liabilities:
Property and equipment	$8,483	$7,353
Capitalized software	31	146
Miscellaneous	563	427
Total liability	$9,077	$7,926
Net Deferred Tax Assets	$12,790	$15,328

The provision for income taxes from continuing operations is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2016	2015	2014
Currently Payable:
Federal	$7,548	$4,553	$6,108
State	1,184	885	1,118
Total current	$8,732	$5,438	$7,226
Deferred Taxes:
Federal	$3,081	$616	$(4,514)
State	421	482	(1,122)
Total deferred	$3,502	$1,098	$(5,636)
Valuation allowance	—	—	(797)
Total provision for income taxes from continuing operations	$12,234	$6,536	$793

A reconciliation of the statutory U.S. income tax rate from continuing operations to Kimball’s effective income tax rate follows:

	Year Ended June 30
	2016		2015		2014
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax provision computed at U.S. federal statutory rate	$11,686	35.0%	$6,188	35.0%	$1,474	35.0%
State income taxes, net of federal income tax benefit	1,043	3.1	662	3.7	(45)	(1.1)
Valuation allowance	—	—	—	—	(797)	(18.9)
Domestic manufacturing deduction	(286)	(0.9)	(602)	(3.4)	(327)	(7.8)
Research credit	(346)	(1.0)	(218)	(1.2)	(115)	(2.7)
Spin-off costs	—	—	784	4.4	422	10.0
Unrecognized tax benefit	—	—	(851)	(4.8)	—	—
Other - net	137	0.4	573	3.3	181	4.3
Total provision for income taxes from continuing operations	$12,234	36.6%	$6,536	37.0%	$793	18.8%
Net cash payments for income taxes were, in thousands, $7,963, $13,306, and $13,911 in fiscal years 2016, 2015, and 2014, respectively.

Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2016, 2015, and 2014 were as follows:

(Amounts in Thousands)	2016	2015	2014
Beginning balance - July 1	$1,920	$2,692	$2,752
Tax positions related to prior fiscal years:
Additions	301	351	415
Reductions	(43)	—	—
Tax positions related to current fiscal year:
Additions	—	—	—
Reductions	—	—	—
Settlements	—	—	—
Lapses in statute of limitations	(101)	(1,123)	(475)
Ending balance - June 30	$2,077	$1,920	$2,692
Portion that, if recognized, would reduce tax expense and effective tax rate	$1,407	$1,307	$2,159
We recognize interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes line of the Consolidated Statements of Income. Amounts accrued for interest and penalties were as follows:

	As of June 30
(Amounts in Thousands)	2016	2015	2014
Accrued Interest and Penalties:
Interest	$102	$104	$285
Penalties	$108	$105	$95
Interest and penalties income (expense) recognized for fiscal years 2016, 2015, and 2014 were, in thousands, $(1), $171, and $(25), respectively.
Kimball, or one of its wholly-owned subsidiaries, files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. We are no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2013, and to various state and local income tax examinations by tax authorities for years before 2007. We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position.
Note 10    Common Stock
On October 30, 2014, holders of a sufficient number of shares of Class A common stock converted such shares into Class B common stock such that the number of outstanding shares of Class A common stock was, after such conversions, less than 15% of the total number of issued and outstanding shares of both Class A common stock and Class B common stock. Pursuant to the Company’s Amended and Restated Articles of Incorporation when the number of shares of Class A common stock issued and outstanding was reduced to less than 15% of the total number of issued and outstanding shares of both Class A common stock and Class B common stock, then all of the rights, preferences, limitations and restrictions relating to Class B common stock shall become the same as the rights, preferences, limitations and restrictions of Class A common stock, without any further action of or by the Company’s Share Owners. In addition, all distinctions between Class A common stock and Class B common stock shall be eliminated so that all shares of Class B common stock are equal to shares of Class A common stock with respect to all matters, including without limitation, dividend payments and voting rights. The elimination of such distinctions, which occurred on October 30, 2014, is referred to as the “stock unification.” As a result of the stock unification, Class A common stock and Class B common stock now vote as a single class (except as otherwise required by applicable law) on all matters submitted to a vote of the Company’s Share Owners. We deregistered our shares of Class A common stock under the Exchange Act effective in September 2015. Deregistration did not affect the rights of Share Owners who chose to continue to hold their Class A shares.

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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during fiscal years 2016 and 2015.
We invested $0.5 million in non-marketable equity securities of a privately-held company during fiscal year 2016. This investment is classified as a level 3 financial asset, as explained in the Financial Instruments Not Carried At Fair Value section below. No other purchases or sales of level 3 assets occurred during the fiscal years ended June 30, 2016 and 2015.
Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents	1	Market - Quoted market prices
Trading securities: Mutual funds held in nonqualified SERP	1	Market - Quoted market prices
Recurring Fair Value Measurements:
As of June 30, 2016 and 2015, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

(Amounts in Thousands)	June 30, 2016	June 30, 2015
Cash equivalents	$45,880	$23,414
Trading Securities: Mutual funds in nonqualified SERP	10,001	10,353
Total assets at fair value	$55,881	$33,767
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
As of June 30, 2016 and June 30, 2015, after the spin-off of the EMS segment, we held no derivative instruments. During fiscal years 2015 and 2014, prior to the spin-off, for derivative instruments that met the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument were initially recorded net of related tax effect in Accumulated Other Comprehensive Income, a component of Share Owners’ Equity, and were subsequently reclassified into earnings in the period or periods during which the hedged transaction was recognized in earnings. The gain or loss associated with derivative instruments that were not designated as hedging instruments or that ceased to meet the criteria for hedging under FASB guidance was recognized in earnings.

See Note 17 - Comprehensive Income of Notes to Consolidated Financial Statements for the amount and changes in derivative gains and losses deferred in Accumulated Other Comprehensive Income. Information on derivative gains and losses in the Consolidated Statements of Income are presented below.

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
	June 30
(Amounts in Thousands)	2016	2015	2014
Amount of Pre-Tax Gain Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$—	$2,513	$73

The Effect of Derivative Instruments on Consolidated Statements of Income

(Amounts in Thousands)		Fiscal Year Ended June 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2016	2015	2014
Amount of Pre-Tax Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Income from Discontinued Operations, Net of Tax	$—	$1,484	$(1,187)

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives:
Foreign exchange contracts	Income from Discontinued Operations, Net of Tax	$—	$740	$(487)
Stock warrants	Non-operating income	—	—	(25)
Total		$—	$740	$(512)

Total Derivative Pre-Tax Gain (Loss) Recognized in Income		$—	$2,224	$(1,699)

Note 13    Investments
Supplemental Employee Retirement Plan Investments:
Kimball maintains a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball recognizes SERP investment assets on the Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains (losses) from continuing operations for securities held at June 30, 2016, 2015, and 2014 were, in thousands, $(484), $(644), and $(72), respectively. SERP asset and liability balances were as follows:

	June 30
(Amounts in Thousands)	2016	2015
SERP investments - current asset	$768	$1,276
SERP investments - other long-term asset	9,233	9,077
Total SERP investments	$10,001	$10,353
SERP obligation - current liability	$768	$1,276
SERP obligation - other long-term liability	9,233	9,077
Total SERP obligation	$10,001	$10,353

Non-marketable equity securities:
We invested $0.5 million in non-marketable equity securities of a privately-held company during fiscal year 2016. The securities were valued at $0.5 million at June 30, 2016, and are included in the Other Assets line of the Consolidated Balance Sheets. See Note 11 - Fair Value of Notes to Consolidated Financial Statements for more information on the valuation of these securities. The investment does not rise to the level of a material variable interest or a controlling interest in the privately-held company which would require consolidation.
Note 14    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2016	2015
Compensation	$20,190	$21,824
Selling	6,492	6,418
Employer retirement contribution	4,102	4,091
Taxes	3,142	2,933
Insurance	3,726	2,770
Restructuring	391	2,504
Rent	2,698	2,153
Other expenses	3,551	2,732
Total accrued expenses	$44,292	$45,425
Note 15   Geographic Information
The following geographic area data includes net sales from continuing operations based on the location where title transfers. Substantially all long-lived assets of the Company’s continuing operations were located in the United States for each of the three fiscal years ended June 30, 2016. Long-lived assets include property and equipment and other long-term assets such as software.

	Year Ended June 30
(Amounts in Thousands)	2016	2015	2014
Net Sales:
United States	$622,096	$578,551	$530,087
Other Foreign	13,006	22,317	13,730
Total Net Sales	$635,102	$600,868	$543,817

Note 16    Earnings Per Share
As a result of the October 30, 2014 stock unification, as further discussed in Note 10 - Common Stock of Notes to Consolidated Financial Statements, all distinctions between Class A common stock and Class B common stock were eliminated so that all shares of Class B common stock are equal to shares of Class A common stock with respect to all matters, including without limitation, dividend payments and voting rights. Therefore, beginning in fiscal year 2016 the earnings per share calculation includes all common stock in a single calculation. Prior to fiscal year 2016, earnings per share were computed using the two-class common stock method due to the dividend preference of Class B Common Stock which was in effect until the October 30, 2014 stock unification.
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares and related payment of assumed dividends for all potentially dilutive securities.

EARNINGS PER SHARE FROM CONTINUING OPERATIONS
	Year Ended June 30, 2016	Year Ended June 30, 2015			Year Ended June 30, 2014
(Amounts in Thousands, Except for Per Share Data)		Class A	Class B	Total	Class A	Class B	Total
Basic Earnings Per Share from Continuing Operations:
Dividends Declared	$8,288	$536	$7,169	$7,705	$1,437	$6,090	$7,527
Undistributed Earnings (Loss)	12,868	287	3,151	3,438	(859)	(3,249)	(4,108)
Income from Continuing Operations	$21,156	$823	$10,320	$11,143	$578	$2,841	$3,419
Average Basic Shares Outstanding	37,462	3,231	35,414	38,645	8,026	30,378	38,404
Basic Earnings Per Share from Continuing Operations	$0.56	$0.25	$0.29		$0.07	$0.09
Diluted Earnings Per Share from Continuing Operations:
Dividends Declared and Assumed Dividends on Dilutive Shares	$8,374	$536	$7,234	$7,770	$1,550	$6,091	$7,641
Undistributed Earnings (Loss)	12,782	280	3,093	3,373	(936)	(3,286)	(4,222)
Income from Continuing Operations	$21,156	$816	$10,327	$11,143	$614	$2,805	$3,419
Average Diluted Shares Outstanding	37,852	3,231	35,740	38,971	8,652	30,385	39,037
Diluted Earnings Per Share from Continuing Operations	$0.56	$0.25	$0.29		$0.07	$0.09
Reconciliation of Basic and Diluted EPS from Continuing Operations Calculations:
Income from Continuing Operations Used for Basic EPS Calculation	$21,156	$823	$10,320	$11,143	$578	$2,841	$3,419
Assumed Dividends Payable on Dilutive Shares	86	—	65	65	113	1	114
Increase (Reduction) in Undistributed Earnings (Loss) - allocated based on Class A and Class B shares	(86)	(7)	(58)	(65)	(77)	(37)	(114)
Income from Continuing Operations Used for Diluted EPS Calculation	$21,156	$816	$10,327	$11,143	$614	$2,805	$3,419
Average Shares Outstanding for Basic EPS Calculation	37,462	3,231	35,414	38,645	8,026	30,378	38,404
Dilutive Effect of Average Outstanding Stock Awards	390	—	326	326	626	7	633
Average Shares Outstanding for Diluted EPS Calculation	37,852	3,231	35,740	38,971	8,652	30,385	39,037

EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS
	Year Ended June 30, 2016	Year Ended June 30, 2015		Year Ended June 30, 2014
		Class A	Class B	Class A	Class B
Basic Earnings Per Share	$0.00	$0.24	$0.24	$0.78	$0.79
Diluted Earnings Per Share	$0.00	$0.24	$0.23	$0.77	$0.77

EARNINGS PER SHARE (INCLUDING DISCONTINUED OPERATIONS)
	Year Ended June 30, 2016	Year Ended June 30, 2015			Year Ended June 30, 2014
(Amounts in Thousands, Except for Per Share Data)		Class A	Class B	Total	Class A	Class B	Total
Basic Earnings Per Share:
Dividends Declared	$8,288	$536	$7,169	$7,705	$1,437	$6,090	$7,527
Undistributed Earnings	12,868	1,053	11,542	12,595	5,420	20,514	25,934
Net Income	$21,156	$1,589	$18,711	$20,300	$6,857	$26,604	$33,461
Average Basic Shares Outstanding	37,462	3,231	35,414	38,645	8,026	30,378	38,404
Basic Earnings Per Share	$0.56	$0.49	$0.53		$0.85	$0.88
Diluted Earnings Per Share:
Dividends Declared and Assumed Dividends on Dilutive Shares	$8,374	$536	$7,234	$7,770	$1,550	$6,091	$7,641
Undistributed Earnings	12,782	1,039	11,491	12,530	5,723	20,097	25,820
Net Income	$21,156	$1,575	$18,725	$20,300	$7,273	$26,188	$33,461
Average Diluted Shares Outstanding	37,852	3,231	35,740	38,971	8,652	30,385	39,037
Diluted Earnings Per Share	$0.56	$0.49	$0.52		$0.84	$0.86

Note 17   Accumulated Other Comprehensive Income
During fiscal year 2016 and 2015, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

			Postemployment Benefits
(Amounts in Thousands)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Prior Service Costs	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2014	$4,909	$(3,411)	$(120)	$1,062	$2,440
Other comprehensive income (loss) before reclassifications	(6,070)	2,097	—	539	(3,434)
Reclassification to (earnings) loss	—	(1,193)	112	(175)	(1,256)
Distribution to Kimball Electronics, Inc.	1,161	2,507	8	(197)	3,479
Net current-period other comprehensive income (loss)	(4,909)	3,411	120	167	(1,211)
Balance at June 30, 2015	$—	$—	$—	$1,229	$1,229

Other comprehensive income (loss) before reclassifications	—	—	—	351	351
Reclassification to (earnings) loss	—	—	—	(269)	(269)
Net current-period other comprehensive income (loss)	—	—	—	82	82
Balance at June 30, 2016	$—	$—	$—	$1,311	$1,311

The following reclassifications were made from Accumulated Other Comprehensive Income to the Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Fiscal Year Ended		Affected Line Item in the Consolidated Statements of Income
	June 30,
(Amounts in Thousands)	2016	2015
Derivative Gain (1)	$—	$1,193	Income (Loss) from Discontinued Operations, Net of Tax

Postemployment Benefits:
Amortization of Prior Service Costs (2)	$—	$(111)	Cost of Sales
	—	(61)	Selling and Administrative Expenses
	—	68	Benefit (Provision) for Income Taxes
	$—	$(104)	Income (Loss) from Continuing Operations
	$—	$(8)	Income (Loss) from Discontinued Operations, Net of Tax

Amortization of Actuarial Gain (2)	$283	$159	Cost of Sales
	158	120	Selling and Administrative Expenses
	(172)	(111)	Benefit (Provision) for Income Taxes
	$269	$168	Income (Loss) from Continuing Operations
	$—	$7	Income (Loss) from Discontinued Operations, Net of Tax

Total Reclassifications for the Period	$269	$64	Income (Loss) from Continuing Operations
	—	1,192	Income (Loss) from Discontinued Operations, Net of Tax
	$269	$1,256	Net Income (Loss)
Amounts in parentheses indicate reductions to income.
(1) See Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 7 - Employee Benefit Plans of Notes to Consolidated Financial Statements for further information on postemployment benefit plans.

Note 18   Restructuring Expense
We recognized pre-tax restructuring expense related to continuing operations, in millions, of $7.3 and $5.3 in fiscal years 2016 and 2015, respectively. There was no restructuring related to continuing operations in fiscal year 2014. We utilize available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring charges related to continuing operations are included in the Restructuring Expense line item on our Consolidated Statements of Income.
Capacity Utilization Restructuring Plan:
In November 2014, we announced a capacity utilization restructuring plan which included the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one.
The transfer of work from our Idaho facility involved the start-up of metal fabrication capabilities in an existing Company-owned facility, along with the transfer of certain assembly operations into two additional existing Company-owned facilities, all located in southern Indiana. All production was transferred out of the Idaho facility as of March 2016. Work continues in the Indiana facilities to train employees, ramp up production and eliminate the inefficiencies associated with the start-up of production in these facilities. We anticipate the improvement of customer delivery, supply chain dynamics, and reduction of transportation costs will generate annual pre-tax savings of approximately $5 million, with savings beginning to ramp up in our first quarter ending September 2016. We expect to achieve the full savings level by the end of our second quarter ending December 31, 2016. We were actively marketing for sale the Idaho facility and land which was classified as held for sale as of June 30, 2016. Subsequent to June 30, 2016, we sold the Idaho facility and land which is explained in Note 21 - Subsequent Events of Notes to Consolidated Financial Statements.

The reduction of our plane fleet from two jets to one reduced our cost structure while aligning the plane fleet size with our needs following the spin-off of Kimball Electronics on October 31, 2014. Previously, one of our jets was used primarily for the successful strategy of transporting customers to visit our showrooms, offices, research and development center, and manufacturing locations, while the remaining jet was used primarily for management travel. The plane used primarily for management travel was sold in the third quarter of fiscal year 2015. The sale of the plane resulted in a $0.2 million pre-tax gain in the third quarter of fiscal year 2015 which partially offset the impairment charge of $1.1 million recorded in the second quarter of fiscal year 2015. As a result of the aircraft fleet reduction, our annual pre-tax savings are $0.8 million. In regards to the remaining jet, we believe that our location in rural Jasper, Indiana and the location of our manufacturing locations in small towns away from major metropolitan areas necessitates the need for the remaining jet to efficiently transport customers.
We currently estimate that the pre-tax restructuring charges will be approximately $12.7 million, of which $7.3 million was recorded in fiscal year 2016 and $5.3 million was recorded in fiscal year 2015. The restructuring charges consisted of approximately $4.9 million of transition, training, and other employee costs, $6.6 million of plant closure and other exit costs, and $1.1 million of non-cash asset impairment. Approximately 91% of the total cost estimate is expected to be cash expense. The total expected plan costs as of June 30, 2016 do not include a $2.1 million gain on the sale of the Post Falls land and facility which occurred subsequent to June 30, 2016 which will partially offset the total expected plan costs.

Summary of Restructuring Plan:
	Accrued June 30, 2015	Fiscal Year Ended June 30, 2016				Total Charges Incurred Since Plan Announcement	Total Expected Plan Costs(2)
(Amounts in Thousands)		Amounts Charged Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Accrued June 30, 2016 (1)

Capacity Realignment and Post Falls, Idaho Exit
Transition and Other Employee Costs	$2,613	$2,048	$—	$(4,217)	$444	$4,705	$4,705
Asset Write-downs	—	—	153	(153)	—	284	284
Plant Closure and Other Exit Costs	—	5,127	—	(5,120)	7	6,583	6,617
Total	$2,613	$7,175	$153	$(9,490)	$451	$11,572	$11,606
Plane Fleet Reduction
Transition and Other Employee Costs	$—	$—	$—	$—	$—	$224	$224
Asset Write-downs	—	—	—	—	—	822	822
Total	$—	$—	$—	$—	$—	$1,046	$1,046
Total Restructuring Plan	$2,613	$7,175	$153	$(9,490)	$451	$12,618	$12,652

(1)	The accrued restructuring balance at June 30, 2016 includes $0.4 million recorded in current liabilities and $0.1 million recorded in other long-term liabilities.

(2)
Excludes ongoing building maintenance costs such as property taxes, insurance, and utilities that will be incurred until the facility is sold. These costs will be included in the Restructuring line on the Consolidated Statements of Income as they are incurred.

Discontinued Restructuring Plan Activities:
Restructuring activities related to the EMS segment are included in the discontinued operations line item on our Consolidated Statements of Income, and totaled $0.4 million in fiscal year 2014. We had no restructuring expense related to discontinued operations in fiscal years 2016 and 2015. These discontinued operations restructuring plans were completed prior to fiscal year 2013 but continued to incur miscellaneous exit costs related to facility clean up or market value adjustments. These completed restructuring plans include the European Consolidation, Fremont, and Gaylord plans which were all related to the discontinued EMS segment.
Note 19    Variable Interest Entities
Kimball’s involvement with variable interest entities (“VIEs”) are limited to situations in which we are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the VIE’s economic performance. Thus, consolidation is not required. Our involvement with VIEs consists of an investment in non-marketable equity securities of a privately-held company, a note receivable related to the sale of the Indiana facility, and a note receivable for start-up financing of a new independent dealership.

The non-marketable equity securities were valued at $0.5 million at June 30, 2016, and are included in the Other Assets line of the Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 11 - Fair Value of Notes to Consolidated Financial Statements.
The carrying value of the note receivable related to the sale of an Indiana facility, net of a $0.5 million allowance, was $0.8 million as of June 30, 2016 and was included on the Receivables line of our Consolidated Balance Sheets, as the entire note receivable is now short-term. As of June 30, 2015, the carrying value of the note receivable, net of a $0.5 million allowance, was $0.9 million with the short-term portion of the carrying value included on the Receivables line and the long-term portion of the carrying value included on the Other Assets line of our Consolidated Balance Sheets.
The carrying value of the note receivable for start-up financing of a new independent dealership was $0.3 million as of June 30, 2016 and was included on the Other Assets line of our Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball to the VIEs was limited to the items discussed above during the fiscal year ended June 30, 2016.
Note 20   Credit Quality and Allowance for Credit Losses of Notes Receivable
Kimball monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. We hold collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. Dealer lending represents start-up financing for a new independent dealership. As of June 30, 2016 and 2015, Kimball had no material past due outstanding notes receivable.

	As of June 30, 2016			As of June 30, 2015
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,302	$489	$813	$1,347	$489	$858
Dealer Lending	250	—	250	—	—	—
Other Notes Receivable	333	139	194	439	149	290
Total	$1,885	$628	$1,257	$1,786	$638	$1,148

Note 21    Subsequent Events
Subsequent to June 30, 2016, we sold our Post Falls, Idaho facility and land which was classified as held for sale. In the first quarter of fiscal year 2017, we will recognize a pre-tax gain of $2.1 million as the $12.0 million selling price exceeds the book value of the facility and land net of selling costs.

Note 22    Quarterly Financial Information (Unaudited)

	Three Months Ended
(Amounts in Thousands, Except for Per Share Data)	September 30	December 31	March 31	June 30
Fiscal Year 2016:
Net Sales	$156,569	$163,819	$150,038	$164,676
Gross Profit	51,082	53,268	45,819	53,635
Restructuring Expense	1,186	2,014	2,761	1,367
Net Income	5,622	6,502	2,757	6,275
Basic Earnings Per Share	$0.15	$0.17	$0.07	$0.17
Diluted Earnings Per Share	$0.15	$0.17	$0.07	$0.17
Fiscal Year 2015:
Net Sales (1)	$144,446	$151,418	$145,943	$159,061
Gross Profit (1)	47,183	46,596	44,007	51,079
Restructuring Expense (1)	—	3,335	388	1,567
Income (Loss) From Continuing Operations	1,517	(1)	4,882	4,745
Net Income	7,996	2,677	4,882	4,745
Basic Earnings (Loss) Per Share From Continuing Operations:
Class A	$0.04	$(0.02)	$0.12	$0.11
Class B	$0.04	$—	$0.13	$0.12
Diluted Earnings (Loss) Per Share From Continuing Operations:
Class A	$0.04	$(0.02)	$0.12	$0.11
Class B	$0.04	$—	$0.13	$0.12
Basic Earnings Per Share:
Class A	$0.20	$0.05	$0.12	$0.11
Class B	$0.21	$0.07	$0.13	$0.12
Diluted Earnings Per Share:
Class A	$0.20	$0.05	$0.12	$0.11
Class B	$0.21	$0.07	$0.13	$0.12
(1) Net sales, gross profit, and restructuring expense are from continuing operations.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2016, the Chief Executive Officer and Chief Financial Officer of the Company concluded that its disclosure controls and procedures were effective.
(b) Management’s report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management’s assessment of the effectiveness of its internal control over financial reporting as part of this report. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2016 has been audited by the Company’s independent registered public accounting firm.  Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s Consolidated Financial Statements under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
(c) Changes in internal control over financial reporting.
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B - Other Information
None.
PART III
Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 25, 2016 under the caption “Election of Directors.”
Committees
The information required by this item with respect to the Audit Committee and its financial experts and with respect to the Compensation and Governance Committee’s responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 25, 2016 under the caption “Information Concerning the Board of Directors and Committees.”
Executive Officers of the Registrant
The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I of this Annual Report on Form 10-K and is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 25, 2016 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”
Code of Ethics
Kimball has a code of ethics that applies to all of its employees, including the Chief Executive Officer, the Chief Financial Officer, and the Corporate Controller (functioning as Principal Accounting Officer). The code of ethics is posted on Kimball’s website at www.ir.kimball.com. It is our intention to disclose any amendments to the code of ethics on this website. In addition, any waivers of the code of ethics for directors or executive officers of the Company will be disclosed in a Current Report on Form 8-K.
Item 11 - Executive Compensation
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 25, 2016 under the captions “Information Concerning the Board of Directors and Committees,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Related Risk Assessment,” and “Executive Officer and Director Compensation.”

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 25, 2016 under the caption “Share Ownership Information.”
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 25, 2016 under the caption “Executive Officer and Director Compensation — Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 25, 2016 under the caption “Review and Approval of Transactions with Related Persons.”
Director Independence
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 25, 2016 under the caption “Information Concerning the Board of Directors and Committees.”
Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in the Company’s Proxy Statement for its annual meeting of Share Owners to be held October 25, 2016 under the caption “Independent Registered Public Accounting Firm” and “Appendix A — Approval Process for Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2016	72

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
August 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Chairman of the Board, Director
Chief Executive Officer
August 30, 2016

/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder
Vice President,
Chief Financial Officer
August 30, 2016

/s/ DARREN S. GRESS
Darren S. Gress
Corporate Controller
(functioning as Principal Accounting Officer)
August 30, 2016

Signature	Signature

THOMAS J. TISCHHAUSER *	GEOFFREY L. STRINGER *
Thomas J. Tischhauser	Geoffrey L. Stringer
Director	Director

KIMBERLY K. RYAN *	TIMOTHY J. JAHNKE *
Kimberly K. Ryan	Timothy J. Jahnke
Director	Director

PATRICK E. CONNOLLY *	DR. SUSAN B. FRAMPTON *
Patrick E. Connolly	Dr. Susan B. Frampton
Director	Director

KRISTINE L. JUSTER *
Kristine L. Juster
Director

*	The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 30, 2016	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Chairman of the Board, Director, Chief Executive Officer

Individually and as Attorney-In-Fact

KIMBALL INTERNATIONAL, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts (1)	Write-offs and Recoveries	Impact of Spin-Off	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2016
Valuation Allowances:
Short-Term Receivables	$1,522	$374	$310	$(61)	$—	$2,145
Long-Term Notes Receivable	$618	$(11)	$(489)	$—	$—	$118
Deferred Tax Asset	$687	$—	$—	$—	$—	$687
Year Ended June 30, 2015
Valuation Allowances:
Short-Term Receivables	$2,345	$198	$(65)	$(604)	$(352)	$1,522
Long-Term Notes Receivable	$628	$(10)	$—	$—	$—	$618
Deferred Tax Asset	$787	$—	$—	$(100)	$—	$687
Year Ended June 30, 2014
Valuation Allowances:
Short-Term Receivables	$2,791	$(20)	$(149)	$(277)	$—	$2,345
Long-Term Notes Receivable	$—	$628	$—	$—	$—	$628
Deferred Tax Asset	$2,315	$—	$—	$(1,528)	$—	$787

(1)	A valuation allowance totaling $489 thousand transferred from long-term to short-term during the year ended June 30, 2016.

KIMBALL INTERNATIONAL, INC.
INDEX OF EXHIBITS

Exhibit	Description
2(a)**
Separation and Distribution Agreement, dated as of October 31, 2014 by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed November 3, 2014)

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended June 30, 2012)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K filed April 26, 2016)
10(a)*	Summary of Director and Named Executive Officer Compensation
10(b)*	Discretionary Compensation
10(c)*	Amended and Restated 2003 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 21, 2013)
10(d)*	Supplemental Employee Retirement Plan (2015 Revision) (Incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended June 30, 2015)
10(e)*	Amended and Restated 2010 Profit Sharing Incentive Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 22, 2015)
10(f)*	Form of Fiscal Year 2017 Annual Performance Share Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 8, 2016)
10(g)*	Form of Annual Performance Share Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 9, 2015)
10(h)*	Form of Amendment of Annual and/or Long-Term Performance Share Awards (Incorporated by reference to Exhibit 10(c) to the Company’s Form 10-Q for the quarter ended December 31, 2014)
10(i)*	Form of Long Term Performance Share Award Agreement (Incorporated by reference to Exhibit 10(h) to the Company’s Form 10-K for the fiscal year ended June 30, 2014)
10(j)*	Form of Restricted Share Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 19, 2014)
10(k)*	Form of Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 19, 2015)
10(l)*
Form of Change in Control Agreement, dated June 26, 2015 between the Company and each of Robert F. Schneider, Donald W. Van Winkle, Michelle R. Schroeder, Lonnie P. Nicholson, Julia E. Heitz Cassidy, R. Gregory Kincer, Michael S. Wagner, and Kevin D. McCoy; and dated August 17, 2015 between the Company and Kourtney L. Smith (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 29, 2015)

10(m)*
Form of Executive Employment Agreement, dated June 26, 2015 between the Company and each of Robert F. Schneider, Donald W. Van Winkle, Michelle R. Schroeder, and Lonnie P. Nicholson (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 29, 2015)

10(n)*	Kimball Severance Benefits Plan (Incorporated by reference to Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended September 30, 2015)
10(o)*
Kimball Severance Benefits Plan Supplement for Michael S. Wagner, Kevin D. McCoy, Julia E. Heitz Cassidy, R. Gregory Kincer, and Kourtney L. Smith (Incorporated by reference to Exhibit 10(c) to the Company’s Form 10-Q for the quarter ended September 30, 2015)

10(p)
First Amendment to Credit Agreement, dated as of September 1, 2015 by and among Kimball International, Inc., and the Lenders party hereto and JPMorgan Chase Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 3, 2015)

10(q)
Credit Agreement, dated as of October 31, 2014 among Kimball International, Inc., the Lenders party hereto and JPMorgan Chase Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed November 3, 2014)

10(r)
Tax Matters Agreement, dated as of October 31, 2014 by and among Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 3, 2014)

10(s)
Employee Matters Agreement, dated as of October 31, 2014 by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 3, 2014)

10(t)
Transition Services Agreement, dated as of October 31, 2014 by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 3, 2014)

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