Form 10-Q
period 2016-09-30
KIMBALL INTERNATIONAL INC
filed 2016-11-02
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of October 20, 2016 was:
Class A Common Stock - 285,685 shares
Class B Common Stock - 37,007,635 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	September 30, 2016	June 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$46,861	$47,576
Short-term investments	15,842	—
Receivables, net of allowances of $2,291 and $2,145, respectively	52,716	51,710
Inventories	41,765	40,938
Prepaid expenses and other current assets	5,773	10,254
Assets held for sale	—	9,164
Total current assets	162,957	159,642
Property and Equipment, net of accumulated depreciation of $184,339 and $181,500, respectively	85,657	87,086
Intangible Assets, net of accumulated amortization of $35,383 and $35,147, respectively	2,898	3,021
Deferred Tax Assets	14,261	12,790
Other Assets	12,306	11,031
Total Assets	$278,079	$273,570

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$31	$29
Accounts payable	44,020	41,826
Customer deposits	20,052	18,625
Dividends payable	2,316	2,103
Accrued expenses	40,352	44,292
Total current liabilities	106,771	106,875
Other Liabilities:
Long-term debt, less current maturities	188	212
Other	16,304	16,615
Total other liabilities	16,492	16,827
Share Owners’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 286,000 and 292,000, respectively	14	14
Class B - Shares authorized: 100,000,000 Shares issued: 42,738,000 and 42,733,000, respectively	2,137	2,137
Additional paid-in capital	1,144	2,917
Retained earnings	211,006	205,104
Accumulated other comprehensive income	1,357	1,311
Less: Treasury stock, at cost, 5,641,000 shares and 5,512,000 shares, respectively	(60,842)	(61,615)
Total Share Owners’ Equity	154,816	149,868
Total Liabilities and Share Owners’ Equity	$278,079	$273,570
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)
	Three Months Ended
	September 30
	2016	2015
Net Sales	$174,996	$156,569
Cost of Sales	116,309	105,487
Gross Profit	58,687	51,082
Selling and Administrative Expenses	43,227	40,171
Restructuring (Gain) Expense	(1,832)	1,186
Operating Income	17,292	9,725
Other Income (Expense):
Interest income	110	71
Interest expense	(5)	(6)
Non-operating income (expense), net	292	(689)
Other income (expense), net	397	(624)
Income Before Taxes on Income	17,689	9,101
Provision for Income Taxes	6,691	3,479
Net Income	$10,998	$5,622

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.29	$0.15
Diluted Earnings Per Share	$0.29	$0.15

Dividends Per Share of Common Stock	$0.060	0.055

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	37,609	37,515
Diluted	38,008	37,827
See Notes to Condensed Consolidated Financial Statements
See Exhibit 11 Computation of Earnings Per Share for explanatory notes.

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$10,998			$5,622
Other comprehensive income (loss):
Available-for-sale securities	$(23)	$9	$(14)	$—	$—	$—
Postemployment severance actuarial change	243	(94)	149	234	(91)	143
Reclassification to (earnings) loss:
Amortization of actuarial change	(145)	56	(89)	(114)	44	(70)
Other comprehensive income (loss)	$75	$(29)	$46	$120	$(47)	$73
Total comprehensive income			$11,044			$5,695

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Three Months Ended
	September 30
	2016	2015
Cash Flows From Operating Activities:
Net income	$10,998	$5,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,935	3,633
(Gain) Loss on sales of assets	(2,076)	12
Restructuring and asset impairment charges	—	19
Deferred income tax and other deferred charges	(1,504)	(397)
Stock-based compensation	1,779	1,525
Excess tax benefits from stock-based compensation	—	(301)
Other, net	(819)	(142)
Change in operating assets and liabilities:
Receivables	(986)	4,623
Inventories	(827)	(8,460)
Prepaid expenses and other current assets	4,478	263
Accounts payable	594	3,866
Customer deposits	1,427	1,427
Accrued expenses	(3,987)	(5,366)
Net cash provided by operating activities	13,012	6,324
Cash Flows From Investing Activities:
Capital expenditures	(2,353)	(5,359)
Proceeds from sales of assets	11,306	34
Purchases of capitalized software	(113)	(495)
Purchases of available-for-sale securities	(15,899)	—
Other, net	(702)	(82)
Net cash used for investing activities	(7,761)	(5,902)
Cash Flows From Financing Activities:
Net change in capital leases and long-term debt	(22)	(20)
Dividends paid to Share Owners	(2,060)	(1,902)
Repurchases of Common Stock	(2,717)	(9,596)
Excess tax benefits from stock-based compensation	—	301
Repurchase of employee shares for tax withholding	(1,167)	(1,477)
Net cash used for financing activities	(5,966)	(12,694)
Net Decrease in Cash and Cash Equivalents	(715)	(12,272)
Cash and Cash Equivalents at Beginning of Period	47,576	34,661
Cash and Cash Equivalents at End of Period	$46,861	$22,389
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$321	$236
Interest expense	$5	$6
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

Note 2. Recent Accounting Pronouncements and Supplemental Information
Recent Accounting Pronouncements:
In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on the measurement of credit losses on financial instruments. Under the guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The guidance is also intended to reduce the complexity by decreasing the number of credit impairment models that entities use to account for debt instruments. The guidance is effective for our first quarter of fiscal year 2021 with early adoption in our fiscal year 2020 permitted. We have not yet determined the effect of this guidance on our consolidated financial statements.
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
In November 2015, the FASB issued guidance on simplifying the balance sheet classification of deferred taxes. The guidance requires the classification of deferred tax assets and liabilities as noncurrent in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by this update. The guidance is effective for our first quarter of fiscal year 2018 financial statements with early adoption permitted, and allows for the use of either a prospective or retrospective transition method. We early adopted using the retrospective transition method for our fiscal year ended June 30, 2016, and thus reclassified current deferred tax assets and liabilities to noncurrent in our consolidated balance sheet as presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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
In April 2015, the FASB issued guidance that requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability and further clarification guidance allows the cost of securing a revolving line of credit to be recorded as a deferred asset regardless of whether a balance is outstanding. We adopted this guidance for our first quarter of fiscal year 2017 financial statements. The adoption did not have a material effect on our consolidated financial statements.
In April 2015, the FASB issued guidance on customer’s accounting for cloud computing fees and provided criteria for customers in a cloud computing arrangement to use to determine whether the arrangement includes a license of software. The guidance clarifies that a software license included in a cloud computing arrangement should be accounted for consistent with the acquisition of other software licenses, whereas a cloud computing arrangement that does not include a software license should be accounted for as a service contract. We adopted this guidance beginning in our first quarter of fiscal year 2017 using the prospective transition method. The adoption did not have a material effect on our consolidated financial statements.
In June 2014, the FASB provided explicit guidance on how to account for share-based payments granted to employees in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The guidance was effective prospectively in our first quarter of fiscal year 2017. The adoption did not have a material effect on our consolidated financial statements.
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
Income Taxes:
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rate for the first three months of fiscal years 2017 and 2016 was 37.8% and 38.2%, respectively, and neither period included material unusual items.
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
Components of the Non-operating income (expense), net line, were:

	Three Months Ended
	September 30
(Amounts in Thousands)	2016	2015
Foreign Currency Loss	$(7)	$(23)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	367	(575)
Other	(68)	(91)
Non-operating income (expense), net	$292	$(689)

Note 3. Inventories
Inventory components were as follows:

(Amounts in Thousands)	September 30, 2016	June 30, 2016
Finished products	$27,287	$26,494
Work-in-process	1,519	1,840
Raw materials	25,293	25,070
Total FIFO inventory	54,099	53,404
LIFO reserve	(12,334)	(12,466)
Total inventory	$41,765	$40,938
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three-month periods ended September 30, 2016 and 2015 was immaterial.

Note 4. Accumulated Other Comprehensive Income
During the three months ended September 30, 2016 and September 30, 2015 the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2016	$—	$1,311	$1,311
Other comprehensive income (loss) before reclassifications	(14)	149	135
Reclassification to (earnings) loss	—	(89)	(89)
Net current-period other comprehensive income (loss)	(14)	60	46
Balance at September 30, 2016	$(14)	$1,371	$1,357

Balance at June 30, 2015	$—	$1,229	$1,229
Other comprehensive income (loss) before reclassifications	—	143	143
Reclassification to (earnings) loss	—	(70)	(70)
Net current-period other comprehensive income (loss)	—	73	73
Balance at September 30, 2015	$—	$1,302	$1,302

The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30,
(Amounts in Thousands)	2016	2015
Postemployment Benefits Amortization of Actuarial Gain (1)	$92	$77	Cost of Sales
	53	37	Selling and Administrative Expenses
	(56)	(44)	Provision for Income Taxes
Total Reclassifications for the Period	$89	$70	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 11 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.

Note 5. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit are issued to third-party suppliers, lessors, insurance, and financial institutions and can only be drawn upon in the event of Kimball’s failure to pay its obligations to a beneficiary. As of September 30, 2016, we had a maximum financial exposure from unused standby letters of credit totaling $1.2 million.
We are periodically required to provide performance bonds in order to conduct business with certain customers. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. We are ultimately liable for claims that may occur against the performance bonds. We had a maximum financial exposure from performance bonds totaling $1.9 million as of September 30, 2016.
We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of September 30, 2016 with respect to the standby letters of credit or performance bonds. Kimball also enters into commercial letters of credit to facilitate payments to vendors and from customers.
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known.
Product Warranties:
Changes in the product warranty accrual for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2016	2015
Product Warranty Liability at the beginning of the period	$2,351	$2,264
Additions to warranty accrual (including changes in estimates)	213	394
Settlements made (in cash or in kind)	(306)	(305)
Product Warranty Liability at the end of the period	$2,258	$2,353
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
In March 2016, in connection with a renewal of one of our contracts, we became aware of noncompliance and inaccuracies in our General Services Administration (“GSA”) subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, and we intend to cooperate fully with any further inquiries or investigations. While we are not able to reasonably estimate the future financial impact, if any, of the possible sanctions at this time, any of them could, if imposed, have a material adverse impact on our business, future financial position, results of operations, or cash flows. The timing of the government’s review and determination of any outcome of these matters is uncertain and, therefore, it is unclear as to when and to what extent, if any, our previously issued earnings guidance might be impacted. We have incurred, and will continue to incur, legal and related costs in connection with our internal review and the government’s response to this matter. During the first quarter of fiscal year 2017, sales related to our GSA contracts were approximately 8.8% of total Kimball International, Inc. sales, with one contract accounting for approximately 5.2% of total Kimball International, Inc. sales and the other contract accounting for approximately 3.6% of Kimball International, Inc. sales.

Note 6. Restructuring
We recognized pre-tax restructuring gain of $1.8 million in the three months ended September 30, 2016, and recognized $1.2 million of restructuring expense in the three months ended September 30, 2015. We utilize available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring activity is included in the Restructuring (Gain) Expense line item on the Company’s Condensed Consolidated Statements of Income.

Capacity Utilization Restructuring Plan:
In November 2014, we announced a capacity utilization restructuring plan which included the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one.
The transfer of work from our Idaho facility involved the start-up of metal fabrication capabilities in an existing Company-owned facility, along with the transfer of certain assembly operations into two additional existing Company-owned facilities, all located in southern Indiana. All production was transferred out of the Idaho facility as of March 2016, after which work continued in the Indiana facilities to train employees, ramp up production and eliminate the inefficiencies associated with the start-up of production in these facilities. The improvement of customer delivery, supply chain dynamics, and reduction of transportation costs will generate pre-tax annual savings of approximately $5 million. During our first quarter of fiscal year 2017 savings began to ramp up, and we achieved savings of $0.9 million. We expect to achieve the full quarterly savings level during our quarter ending December 31, 2016. In addition, during the first quarter of fiscal year 2017, we sold our Post Falls, Idaho facility and land which was classified as held for sale. We recognized a pre-tax gain of $2.1 million as the $12.0 million selling price net of selling costs exceeded the book value of the facility and land.
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
The restructuring plan is substantially complete with pre-tax restructuring totaling $10.8 million. Excluding the pre-tax gain from the sale of the Idaho facility of $2.1 million, the restructuring expense consisted of $4.9 million of transition, training, and other employee costs, $6.9 million of plant closure and other exit costs, and $1.1 million of non-cash asset impairment. Approximately 91% of the total restructuring expense was cash expense.

Summary of Restructuring Plan:
	Accrued June 30, 2016	Three Months Ended September 30, 2016				Total Incurred Since Plan Announcement	Total Expected Plan Costs
(Amounts in Thousands)		Amounts Charged / (Gain) Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Accrued September 30, 2016 (1)
Capacity Realignment and Post Falls, Idaho Exit
Transition and Other Employee Costs	$444	$(24)	$—	$(224)	$196	$4,681	$4,681
Asset Write-downs	—	—	—	—	—	284	284
Plant Closure and Other Exit Costs	7	273	—	(280)	—	6,857	6,857
Gain on Sale of Facility	—	(2,081)	—	2,081	—	(2,081)	(2,081)
Total	$451	$(1,832)	$—	$1,577	$196	$9,741	$9,741
Plane Fleet Reduction
Transition and Other Employee Costs	$—	$—	$—	$—	$—	$224	$224
Asset Write-downs	—	—	—	—	—	822	822
Total	$—	$—	$—	$—	$—	$1,046	$1,046
Total Restructuring Plan	$451	$(1,832)	$—	$1,577	$196	$10,787	$10,787

(1)	The accrued restructuring balance at September 30, 2016 is recorded in current liabilities.

Note 7. Assets Held for Sale
At September 30, 2016, no assets were classified as held for sale. During the first quarter of fiscal year 2017, we sold our Post Falls, Idaho facility and land which was classified as held for sale. We recognized a pre-tax gain of $2.1 million as the $12.0 million selling price exceeded the book value of the facility and land net of selling costs.
At June 30, 2016, assets totaling $9.2 million were classified as held for sale for the facility and land located in Post Falls, Idaho.

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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the three months ended September 30, 2016. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.
We hold a total investment of $1.3 million in a privately-held company, consisting of $0.5 million in non-marketable equity securities invested during fiscal year 2016, and $0.8 million in stock warrants invested during the quarter ended September 30, 2016. The investment in non-marketable equity securities is classified as a level 3 financial asset and is accounted for using the cost method, as explained in the Financial Instruments Not Carried At Fair Value section below. The investment in stock warrants is also classified as a level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 9 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the investment in non-marketable equity securities, and Note 10 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information regarding the investment in stock warrants. No other purchases or sales of level 3 assets occurred during the three months ended September 30, 2016.
Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents: Money market funds	1	Market - Quoted market prices
Cash Equivalents: Commercial paper	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Available-for-sale securities: Secondary market certificates of deposit	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Available-for-sale securities: Municipal bonds	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Trading securities: Mutual funds held in nonqualified SERP	1	Market - Quoted market prices
Derivative Assets: Stock warrants	3
Market - Stock warrants are analyzed for reasonableness on a quarterly basis. The privately-held company is currently in an early stage of start-up. The pricing of recent purchases or sales of the investment are considered, as well as positive and negative qualitative evidence, in the assessment of fair value.

Recurring Fair Value Measurements:
As of September 30, 2016 and June 30, 2016, the fair values of financial assets that are measured at fair value on a recurring basis using the market approach were as follows:

(Amounts in Thousands)	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$40,603	$—	$—	$40,603
Cash equivalents: Commercial paper	—	4,000	—	4,000
Available-for-sale securities: Secondary market certificates of deposit	—	9,890	—	9,890
Available-for-sale securities: Municipal bonds	—	5,952	—	5,952
Trading Securities: Mutual funds in nonqualified SERP	10,624	—	—	10,624
Derivatives: Stock warrants	—	—	750	750
Total assets at fair value	$51,227	$19,842	$750	$71,819

(Amounts in Thousands)	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$45,880	$—	$—	$45,880
Trading Securities: Mutual funds in nonqualified SERP	10,001	—	—	10,001
Total assets at fair value	$55,881	$—	$—	$55,881
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
The $0.5 million investment in non-marketable equity securities of a privately-held company is accounted for using the cost method. Kimball does not have the ability to exercise significant influence over the operating and financial policies of the investee. On a periodic basis, but no less frequently than quarterly, these investments are assessed for impairment when there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. If a significant adverse effect on the fair value of the investment were to occur and was deemed to be other-than-temporary, the fair value of the investment would be estimated, and the amount by which the carrying value of the cost-method investment exceeds its fair value would be recorded as an impairment loss.
The carrying value of our cash deposit accounts, trade accounts receivable, trade accounts payable, and dividends payable approximates fair value due to the relatively short maturity and immaterial non-performance risk.

Note 9. Investments
Investment Portfolio:
During first quarter of fiscal year 2017 we began to invest available cash into an investment portfolio. Our investment portfolio as of September 30, 2016 was comprised of municipal bonds and certificates of deposit purchased in the secondary market. The municipal bonds include general obligation bonds and revenue bonds, some of which are pre-refunded. Our investment policy dictates that municipal bonds must be investment grade quality. Our secondary market certificates of deposit are classified as investment securities, being purchased in the secondary market through a broker and available to be sold in the secondary market. All certificates of deposit are FDIC insured. As of June 30, 2016, we held no investments.
Our investment portfolio is available for use in current operations, therefore investments are recorded within Current Assets in the Condensed Consolidated Balance Sheets. The contractual maturities of the Company’s investment portfolio were as follows:

	September 30, 2016
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds
Within one year	$4,286	$2,441
After one year through two years	5,604	3,511
Total Fair Value	$9,890	$5,952
All investments are classified as available-for-sale securities which are recorded at fair value. See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the fair value of available-for-sale securities. The amortized cost basis reflects the original purchase price, with discounts and premiums amortized over the life of the security. Unrealized losses on municipal bonds and certificates of deposit are recognized in earnings when there is intent to sell or it is likely to be required to sell before recovery of the loss, or when the municipal bonds and certificates of deposit have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax-related effect as a component of Share Owners’ Equity.

	September 30, 2016
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds
Amortized cost basis	$9,893	$5,972
Unrealized holding gains	6	—
Unrealized holding losses	(9)	(20)
Fair Value	$9,890	$5,952
No investments were in a continuous unrealized loss position for greater than 12 months as of September 30, 2016. There were no realized gains or losses as a result of sales in the three months ended September 30, 2016.
Supplemental Employee Retirement Plan Investments:
Kimball maintains a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball recognizes SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding losses for the three months ended September 30, 2016 and 2015 were, in thousands, $357 and $598, respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	September 30, 2016	June 30, 2016
SERP investments - current asset	$765	$768
SERP investments - other long-term asset	9,859	9,233
Total SERP investments	$10,624	$10,001

SERP obligation - current liability	$765	$768
SERP obligation - other long-term liability	9,859	9,233
Total SERP obligation	$10,624	$10,001

Non-marketable equity securities:
We hold a total investment of $1.3 million in a privately-held company, including $0.5 million in non-marketable equity securities purchased during the quarter ended March 31, 2016. The investment in non-marketable equity securities is included in the Other Assets line of the Condensed Consolidated Balance Sheets. See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities. The investment does not rise to the level of a material variable interest or a controlling interest in the privately-held company which would require consolidation.

Note 10. Derivative Instruments
Stock Warrants:
We hold a total investment of $1.3 million in a privately-held company, including $0.8 million in stock warrants purchased during the quarter ended September 30, 2016. The investment in stock warrants is accounted for as a derivative instrument, and is included in the Other Assets line of the Condensed Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended September 30, 2016, no gain or loss on the revaluation of stock warrants was recognized. See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities.

Note 11. Postemployment Benefits
Kimball’s domestic employees participate in severance plans. These plans cover domestic employees and provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2016	2015
Service cost	$119	$120
Interest cost	15	19
Amortization of actuarial income	(145)	(114)
Net periodic benefit cost (income)	$(11)	$25
The benefit cost (income) in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 12. Stock Compensation Plan
During fiscal year 2017, the following stock compensation was awarded to officers and other key employees and to members of the Board of Directors who are not employees. All awards were granted under the Amended and Restated 2003 Stock Option and Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Type of Award	Quarter Awarded	Shares or Units	Grant Date Fair Value (5)
Annual Performance Shares (1)	1st Quarter	120,795	$11.23 - $11.77
Relative Total Shareholder Return Awards (2)	1st Quarter	39,153	$13.92
Restricted Share Units (3)	1st Quarter	116,136	$11.43 - $11.97
Unrestricted Shares (4)	1st Quarter	16,239	$11.43
(1) Annual performance shares were awarded to officers and other key employees. The number of annual performance shares to be issued will be dependent upon the Company’s return on capital during fiscal year 2017, with a percentage payout ranging from 0% to 200% of the target number set forth above. Annual performance shares vest after one year.
(2) Performance units were awarded to key officers under the Company’s Relative Total Shareholder Return program. Vesting occurs at June 30, 2019. Participants will earn from 0% to 200% of the target award depending upon how the compound annual growth rate of Kimball International common stock ranks within the peer group at the end of the performance period.
(3) Restricted share units were awarded to officers and key employees. Vesting occurs at June 30, 2017, June 30, 2018, and June 30, 2019. Upon vesting, the outstanding number of restricted share units and the value of dividends accumulated over the vesting period are converted to shares of common stock.
(4) Unrestricted shares were awarded to non-employee members of the Board of Directors as compensation for director’s fees which are expensed over the period that directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
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

Note 13. Variable Interest Entities
Kimball’s involvement with variable interest entities (“VIEs”) is limited to situations in which we are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the VIE’s economic performance. Thus, consolidation is not required. Our involvement with VIEs consists of an investment in a privately-held company consisting of non-marketable equity securities and stock warrants, a note receivable related to the sale of an Indiana facility, and a note receivable for start-up financing of a new independent dealership.
The non-marketable equity securities and stock warrants were valued at $0.5 million and $0.8 million, respectively, at September 30, 2016 and were included in the Other Assets line of the Condensed Consolidated Balance Sheets. As of June 30, 2016, the non-marketable securities were valued at $0.5 million and were included in the Other Assets line of the Condensed Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements.
The carrying value of the note receivable related to the sale of an Indiana facility, net of a $0.5 million allowance, was $0.8 million as of both September 30, 2016 and June 30, 2016. For both periods, the carrying value was included on the Receivables line of our Condensed Consolidated Balance Sheets.
The carrying value of the note receivable for start-up financing of a new independent dealership was $0.2 million and $0.3 million as of September 30, 2016 and June 30, 2016, respectively, and was included on the Other Assets line of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball to the VIEs was limited to the items discussed above during the quarter ended September 30, 2016.

Note 14. Credit Quality and Allowance for Credit Losses of Notes Receivable
Kimball monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. We hold collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. Dealer lending represents start-up financing for a new independent dealership. As of September 30, 2016 and June 30, 2016, Kimball had no material past due outstanding notes receivable.

	As of September 30, 2016			As of June 30, 2016
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,291	$489	$802	$1,302	$489	$813
Dealer Lending	247	—	247	250	—	250
Other Notes Receivable	312	137	175	333	139	194
Total	$1,850	$626	$1,224	$1,885	$628	$1,257

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
Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
The U.S. government, as well as state and local governments, can typically terminate or modify their contracts with us either at their discretion or if we default by failing to perform under the terms of the applicable contract, which could expose us to liability and impede our ability to compete in the future for contracts and orders. The failure to comply with regulatory and contractual requirements could subject us to investigations, fines, or other penalties, and violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. In March 2016, in connection with a renewal of one of our two contracts with the GSA, we became aware of noncompliance and inaccuracies in our GSA subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, and we intend to cooperate fully with any further inquiries or investigations. We cannot reasonably predict the outcome of a government investigation at this time. During the first quarter of fiscal year 2017, sales related to our GSA contracts were approximately 8.8% of total Kimball International, Inc. sales, with one contract accounting for approximately 5.2% of total Kimball International, Inc. sales and the other contract accounting for approximately 3.6% of Kimball International, Inc. sales.

•
Due to the contract and project nature of the furniture markets, fluctuation in the demand for our products and variation in the gross margin on those projects is inherent to our business which in turn impact our operating results. Effective management of our manufacturing capacity is and will continue to be critical to our success. See below for further details regarding current sales and open order trends.

•
We expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. We have a strong focus on cost control and closely monitor market changes and our liquidity in order to proactively adjust our operating costs, discretionary capital spending, and dividend levels as needed. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our profit sharing cash incentive plan is that it is linked to our worldwide and business unit performance which is designed to adjust compensation expense as profits change.

•
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, was $91.5 million at September 30, 2016.

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

•
Current global economic uncertainties including low oil prices and continued volatility in financial markets may pose a threat to our future growth if companies reduce capital spending in response to the elevated uncertainty.

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our career development and succession planning processes help to maintain stability in management.

Financial Overview

	At or for the Three Months Ended
	September 30
(Amounts in Millions)	2016	2015	% Change
Net Sales	$175.0	$156.6	12%
Gross Profit	58.7	51.1	15%
Selling and Administrative Expenses	43.2	40.2	8%
Restructuring (Gain) Expense	(1.8)	1.2
Operating Income	17.3	9.7	78%
Operating Income %	9.9%	6.2%
Adjusted Operating Income *	$15.5	$10.9	42%
Adjusted Operating Income % *	8.8%	7.0%
Net Income	$11.0	$5.6	96%
Adjusted Net Income *	9.9	6.3	56%
Diluted Earnings Per Share	$0.29	$0.15
Adjusted Diluted Earnings Per Share *	$0.26	$0.17
Open Orders	$127.9	$123.0	4%
* Items indicated represent Non-GAAP measurements. See “Reconciliation of Non-GAAP Financial Measures” below.

Net Sales by End Market Vertical
	Three Months Ended
	September 30
(Amounts in Millions)	2016	2015	% Change
Commercial	$50.5	$49.9	1%
Education	26.6	21.9	21%
Finance	16.7	14.9	12%
Government	19.7	19.9	(1%)
Healthcare	22.6	16.2	40%
Hospitality	38.9	33.8	15%
Total Net Sales	$175.0	$156.6	12%
First quarter fiscal year 2017 consolidated net sales were $175.0 million compared to first quarter fiscal year 2016 net sales of $156.6 million, or a 12% increase. Increased volume was the primary driver while price increases contributed to a lesser extent.
During the first quarter of fiscal year 2017, we redefined our vertical market reporting to better reflect the end markets that we serve. The largest shifts among vertical markets were sales to certain government-affiliated customers such as state universities, which were previously classified in the government vertical market and are now classified in the education vertical market.  Prior period information is also being reported on a comparable basis to reflect the new vertical market definitions.
Our healthcare and education vertical market sales benefited from strong sales growth with group purchasing organizations and our continued focus on targeting sales to these markets. The increased sales in the hospitality vertical market were driven by increased non-custom business. Each of our vertical market sales levels can fluctuate depending on the mix of projects in a given period.

Open orders at September 30, 2016 increased 4% when compared to the open order level as of September 30, 2015 primarily due to increased hospitality furniture orders and to a lesser extent increased orders for office furniture. Open orders at a point in time may not be indicative of future sales trends.
In the first quarter of fiscal year 2017 we recorded net income of $11.0 million and diluted earnings per share of $0.29, inclusive of $1.1 million, or $0.03 per diluted share, of after-tax restructuring gain driven by the sale of the Idaho facility. In the first quarter of fiscal year 2016 we recorded net income of $5.6 million and earnings per diluted share of $0.15, inclusive of $0.7 million, or $0.02 per diluted share, of after-tax restructuring expenses. Excluding these nonrecurring gains or expenses, our adjusted net income for the first quarter of fiscal year 2017 was $9.9 million, or $0.26 per diluted share, compared to adjusted net income for the first quarter of fiscal year 2016 of $6.3 million, or $0.17 per diluted share.
Gross profit as a percent of net sales increased 0.9 of a percentage point in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016, driven by pricing, leverage on higher sales volume, and benefits from our restructuring plan involving the transfer of metal fabrication production from Idaho into facilities in Indiana.
As a percent of net sales, selling and administrative expenses in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016 decreased 1.0 percentage point due to the increased sales volumes. In absolute dollars, selling and administrative expenses in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016 increased 7.6% in part due to higher incentive compensation costs as a result of higher earnings levels. We also had an unfavorable variance within selling and administrative expenses of $0.9 million for the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016 related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (“SERP”) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on net income.
In November 2014, we approved a capacity utilization restructuring plan which included the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one. The jet was sold in the third quarter of fiscal year 2015, and as a result of the aircraft fleet reduction, we began realizing the expected pre-tax annual savings of $0.8 million. The remaining jet is primarily used for transporting customers to visit our showrooms, offices, research and development center, and manufacturing locations. The consolidation of our metal fabrication production was substantially complete as of June 30, 2016, and the facility and land was sold during the first quarter of fiscal year 2017. During the first quarter of fiscal year 2017, we recognized a pre-tax restructuring gain of $1.8 million which included a gain on the sale of the facility and land of $2.1 million and was partially offset by restructuring expense of $0.3 million. We recognized pre-tax restructuring expense of $1.2 million in the first quarter of fiscal year 2016. We anticipated the improvement of customer delivery, supply chain dynamics, and reduction of transportation costs to generate pre-tax savings of approximately $5 million per year upon completion of the manufacturing consolidation. During our first quarter of fiscal year 2017 savings began to ramp up, and we achieved savings of $0.9 million. We expect to achieve the full quarterly savings level during our quarter ending December 31, 2016. See Note 6 - Restructuring of Notes to Condensed Consolidated Financial Statements for further information on restructuring.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2016	2015
Interest Income	$110	$71
Interest Expense	(5)	(6)
Foreign Currency Loss	(7)	(23)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	367	(575)
Other	(68)	(91)
Other Income (Expense), net	$397	$(624)
Our effective tax rate for the first three months of fiscal years 2017 and 2016 was 37.8% and 38.2%, respectively, and neither period included material unusual items.

Comparing the balance sheet as of September 30, 2016 to June 30, 2016, our short-term investments line increased as we began investing in available-for-sale securities including municipal bonds and certificates of deposit purchased in the secondary market. The assets held for sale line was reduced to zero as of September 30, 2016 as we completed the sale of our Idaho facility during the first quarter of fiscal year 2017.

Liquidity and Capital Resources
Our cash position which is comprised of cash, cash equivalents, and short-term investments increased to $62.7 million at September 30, 2016 from $47.6 million at June 30, 2016, due to $13.0 million cash flows from operations and proceeds from sale of assets net of selling expenses of $11.3 million as discussed below.
Working capital at September 30, 2016 was $56.2 million compared to working capital of $52.8 million at June 30, 2016. The current ratio was 1.5 at both September 30, 2016 and June 30, 2016.
Kimball’s short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, totaled $91.5 million at September 30, 2016. We had no credit facility borrowings outstanding as of September 30, 2016 or June 30, 2016. At September 30, 2016, we had $1.2 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility.
Cash Flows
The following table reflects the major categories of cash flows for the first three months of fiscal years 2017 and 2016.

	Three Months Ended
	September 30
(Amounts in millions)	2016	2015
Net cash provided by operating activities	$13,012	$6,324
Net cash used for investing activities	$(7,761)	$(5,902)
Net cash used for financing activities	$(5,966)	$(12,694)
Cash Flows from Operating Activities
For the first three months of fiscal year 2017 net cash provided by operating activities was $13.0 million and for the first three months of fiscal year 2016 net cash provided by operating activities was $6.3 million. Changes in working capital balances provided $0.7 million of cash in the first three months of fiscal year 2017 and used $3.6 million in the first three months of fiscal year 2016. The $3.6 million usage of cash from changes in working capital balances in the first three months of fiscal year 2016 was primarily driven by fluctuations in our inventory and accrued expenses balances. Inventory levels increased $8.5 million primarily to support lead time requirements of select hospitality customers and to support the manufacturing consolidation plan while accrued expenses declined $5.4 million due to the payment of accrued profit-based incentive compensation during the first quarter of fiscal year 2016.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the three-month periods ended September 30, 2016 and September 30, 2015 was 28.0 days and 29.0 days, respectively. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the first quarter ended September 30, 2016 decreased to 46.0 days from 53.0 days from the first quarter ended September 30, 2015. The PDSOH decrease was driven by efforts focused on reduction of inventory levels. We define PDSOH as the average of the monthly gross inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During the first quarter of fiscal year 2017 we invested $15.9 million in available-for-sale securities including municipal bonds and certificates of deposit purchased in the secondary market. During the first quarter of fiscal year 2017 we also received proceeds from the sale of assets net of selling expenses of $11.3 million, the majority of which relates to the sale of our Idaho facility. During the first three months of fiscal years 2017 and 2016, we reinvested $2.5 million and $5.9 million, respectively, into capital investments for the future. The capital investments during the first three months of the current year were primarily for showroom renovations and various manufacturing equipment. The capital investments during the first three months of the prior year were primarily for facility improvements and manufacturing equipment.

Cash Flows from Financing Activities
Kimball paid dividends of $2.1 million and $1.9 million in the three-month periods ended September 30, 2016 and September 30, 2015, respectively. Consistent with our historical dividend policy, the Company’s Board of Directors evaluates the appropriate dividend payment on a quarterly basis. During the first three months of fiscal years 2017 and 2016, we repurchased shares pursuant to a previously announced stock repurchase program which drove cash outflow of $2.7 million and $9.6 million, respectively.
Credit Facility
We maintain a $30 million credit facility with a maturity date of October 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55 million at our request, subject to the consent of the participating banks. At both September 30, 2016 and June 30, 2016, we had no short-term borrowings outstanding. At September 30, 2016, we had $1.2 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility.
The credit facility requires us to comply with certain debt covenants, the most significant of which are the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15,000,000 to (b) consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0. The fixed charge coverage ratio is defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with GAAP, determined as of the end of each of its fiscal quarters for the trailing four fiscal quarters then ending, to not be less than 1.10 to 1.00. We were in compliance with all debt covenants of the credit facility during the three-month period ended September 30, 2016.
The table below compares the adjusted leverage ratio and fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	September 30, 2016	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.49)	3.00	3.49
Fixed Charge Coverage Ratio	1,514.20	1.10	1,513.10
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to fund future dividends and meet our working capital and other operating needs for at least the next 12 months. During the remainder of fiscal year 2017 we anticipate cash outflow of approximately $4.5 million for deferred incentive compensation related to our fiscal year 2016 performance. We expect to continue to repurchase shares if conditions are favorable. We also expect to continue to invest in capital expenditures prudently, particularly for projects, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
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

Non-GAAP Financial Measures
This item contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States in the statements of income, statements of comprehensive income, balance sheets, or statements of cash flows of the Company. The non-GAAP financial measures used within this item include (1) operating income excluding restructuring gain/expense; (2) net income excluding restructuring gain/expense; and (3) diluted earnings per share excluding restructuring gain/expense. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the table below. Management believes it is useful for investors to understand how its core operations performed without gains or expenses incurred in executing its restructuring plans. Excluding these amounts allows investors to meaningfully trend, analyze, and benchmark the performance of the Company’s core operations. Many of the Company’s internal performance measures that management uses to make certain operating decisions exclude these gains/expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures
(Amounts in Thousands, Except for Per Share Data)
	Three Months Ended
	September 30
	2016	2015
Operating Income	$17,292	$9,725
Pre-tax Restructuring (Gain) Expense	(1,832)	1,186
Adjusted Operating Income	$15,460	$10,911
Net Sales	$174,996	$156,569
Adjusted Operating Income %	8.8%	7.0%

Net Income	$10,998	$5,622
Pre-tax Restructuring (Gain) Expense	(1,832)	1,186
Tax on Restructuring (Gain) Expense	713	(461)
After-tax Restructuring (Gain) Expense	(1,119)	725
Adjusted Net Income	$9,879	$6,347

Diluted Earnings Per Share	$0.29	$0.15
Impact of Restructuring (Gain) Expense	(0.03)	0.02
Adjusted Diluted Earnings Per Share	$0.26	$0.17
The open orders metric is a key performance indicator representing firm orders placed by our customers which have not yet been fulfilled and are expected to be recognized as revenue during future quarters. The timing of shipments can vary, but generally open orders are expected to ship within a twelve-month period.

Fair Value
During the first quarter of fiscal year 2017, no financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. For commercial paper and available-for-sale securities classified as level 2 assets, the fair values are determined based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information. We evaluated the inputs used to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. The investment in stock warrants of a privately-held company is classified as a level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis whereby the stock warrants are analyzed for reasonableness on a quarterly basis.

Kimball also holds non-marketable equity securities of a privately-held company, classified as a level 3 financial asset. The investment in non-marketable equity securities is accounted for as a cost-method investment which carries the securities at cost, except in the event of impairment.
See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
There have been no material changes outside the ordinary course of business to Kimball’s summary of contractual obligations under the caption, “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are limited to standby letters of credit, two performance bonds, and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 5 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on the standby letters of credit and performance bonds. We do not have material exposures to trading activities of non-exchange traded contracts.
The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.
Critical Accounting Policies
Kimball’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. During the first three months of fiscal 2017, there were no material changes in the accounting policies and assumptions previously disclosed.
New Accounting Standards
See Note 2 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, the outcome of a governmental review of our subcontractor reporting practices, adverse changes in the global economic conditions, increased global competition, significant reduction in customer order patterns, loss of key customers or suppliers, financial stability of key customers and suppliers, relationships with strategic customers and product distributors, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During first quarter of fiscal year 2017 we began to invest available cash into an investment portfolio of available-for-sale securities, comprised of municipal bonds and certificates of deposit purchased in the secondary market. As of September 30, 2016, the fair value of the investment portfolio was $15.8 million. Our investment policy dictates that municipal bonds must be investment grade quality, and all certificates of deposit are FDIC insured. These securities are fixed income instruments and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in an annual period in market interest rates from levels at September 30, 2016 would cause the fair value of these investments to decline by an immaterial amount. Further information on investments is provided in Note 9 - Investments of Notes to Condensed Consolidated Financial Statements.
We also hold a total investment of $1.3 million in a privately-held company, consisting of $0.5 million in non-marketable equity securities invested during fiscal year 2016, and $0.8 million in stock warrants invested during the quarter ended September 30, 2016. The fair value of the investment may fluctuate due to events and changes in circumstances, but we have incurred no impairment during the quarter ended September 30, 2016.
There have been no material changes to other market risks, including commodity risk and foreign currency risk, from the information disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in Kimball’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On August 11, 2015 an additional two million shares of common stock were authorized by the Board of Directors for repurchase. At September 30, 2016, 1.9 million shares remained available under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1-July 31, 2016)	—	$—	—	2,273,471
Month #2 (August 1-August 31, 2016)	—	$—	—	2,273,471
Month #3 (September 1-September 20, 2016)	337,813	$12.92	337,813	1,935,658
Total	337,813	$12.92	337,813

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended June 30, 2012)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K filed April 26, 2016)

10(a)*	2016 Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 27, 2016)

11	Computation of Earnings Per Share

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Constitutes management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Chief Executive Officer
November 2, 2016

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder Vice President, Chief Financial Officer
November 2, 2016

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended June 30, 2012)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K filed April 26, 2016)
10(a)*	2016 Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 27, 2016)
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*Constitutes management contract or compensatory arrangement