Form 10-Q
period 2016-12-31
KIMBALL INTERNATIONAL INC
filed 2017-02-02
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of January 20, 2017 was:
Class A Common Stock - 285,685 shares
Class B Common Stock - 36,950,035 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	December 31, 2016	June 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$53,466	$47,576
Short-term investments	18,805	—
Receivables, net of allowances of $2,108 and $2,145, respectively	47,694	51,710
Inventories	41,063	40,938
Prepaid expenses and other current assets	8,868	10,254
Assets held for sale	—	9,164
Total current assets	169,896	159,642
Property and Equipment, net of accumulated depreciation of $183,037 and $181,500, respectively	84,607	87,086
Intangible Assets, net of accumulated amortization of $34,843 and $35,147, respectively	2,856	3,021
Deferred Tax Assets	14,539	12,790
Other Assets	12,565	11,031
Total Assets	$284,463	$273,570

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$31	$29
Accounts payable	41,066	41,826
Customer deposits	21,018	18,625
Dividends payable	2,311	2,103
Accrued expenses	43,019	44,292
Total current liabilities	107,445	106,875
Other Liabilities:
Long-term debt, less current maturities	185	212
Other	16,176	16,615
Total other liabilities	16,361	16,827
Share Owners’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 286,000 and 292,000, respectively	14	14
Class B - Shares authorized: 100,000,000 Shares issued: 42,739,000 and 42,733,000, respectively	2,137	2,137
Additional paid-in capital	2,319	2,917
Retained earnings	217,473	205,104
Accumulated other comprehensive income	1,391	1,311
Less: Treasury stock, at cost, 5,798,000 shares and 5,512,000 shares, respectively	(62,677)	(61,615)
Total Share Owners’ Equity	160,657	149,868
Total Liabilities and Share Owners’ Equity	$284,463	$273,570
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31		December 31
	2016	2015	2016	2015
Net Sales	$169,887	$163,819	$344,883	$320,388
Cost of Sales	114,129	110,551	230,438	216,038
Gross Profit	55,758	53,268	114,445	104,350
Selling and Administrative Expenses	42,728	41,236	85,955	81,407
Restructuring (Gain) Expense	—	2,014	(1,832)	3,200
Operating Income	13,030	10,018	30,322	19,743
Other Income (Expense):
Interest income	99	45	209	116
Interest expense	(5)	(5)	(10)	(11)
Non-operating income (expense), net	(84)	201	208	(488)
Other income (expense), net	10	241	407	(383)
Income Before Taxes on Income	13,040	10,259	30,729	19,360
Provision for Income Taxes	4,323	3,757	11,014	7,236
Net Income	$8,717	$6,502	$19,715	$12,124

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.23	$0.17	$0.53	$0.32
Diluted Earnings Per Share	$0.23	$0.17	$0.52	$0.32

Dividends Per Share of Common Stock	$0.060	$0.055	$0.120	$0.110

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	37,234	37,421	37,421	37,468
Diluted	37,544	37,617	37,876	37,848
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	December 31, 2016			December 31, 2015
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$8,717			$6,502
Other comprehensive income (loss):
Available-for-sale securities	$(9)	$4	$(5)	$—	$—	$—
Postemployment severance actuarial change	207	(81)	126	49	(19)	30
Reclassification to (earnings) loss:
Amortization of actuarial change	(143)	56	(87)	(105)	41	(64)
Other comprehensive income (loss)	$55	$(21)	$34	$(56)	$22	$(34)
Total comprehensive income			$8,751			$6,468

	Six Months Ended			Six Months Ended
	December 31, 2016			December 31, 2015
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$19,715			$12,124
Other comprehensive income (loss):
Available-for-sale securities	$(32)	$13	$(19)	$—	$—	$—
Postemployment severance actuarial change	450	(175)	275	283	(110)	173
Reclassification to (earnings) loss:
Amortization of actuarial change	(288)	112	(176)	(219)	85	(134)
Other comprehensive income (loss)	$130	$(50)	$80	$64	$(25)	$39
Total comprehensive income			$19,795			$12,163
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Six Months Ended
	December 31
	2016	2015
Cash Flows From Operating Activities:
Net income	$19,715	$12,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,905	7,398
(Gain) Loss on sales of assets	(2,083)	105
Restructuring and asset impairment charges	—	52
Deferred income tax and other deferred charges	(1,827)	491
Stock-based compensation	3,277	2,939
Excess tax benefits from stock-based compensation	—	(301)
Other, net	(821)	(37)
Change in operating assets and liabilities:
Receivables	4,025	7,068
Inventories	(125)	(9,059)
Prepaid expenses and other current assets	1,286	2,560
Accounts payable	(439)	(1,142)
Customer deposits	2,393	(2,699)
Accrued expenses	(1,201)	(4,242)
Net cash provided by operating activities	32,105	15,257
Cash Flows From Investing Activities:
Capital expenditures	(5,583)	(8,191)
Proceeds from sales of assets	11,655	59
Purchases of capitalized software	(339)	(704)
Purchases of available-for-sale securities	(19,698)	—
Maturities of available-for-sale securities	746	—
Other, net	(965)	(158)
Net cash used for investing activities	(14,184)	(8,994)
Cash Flows From Financing Activities:
Net change in capital leases and long-term debt	(25)	(22)
Dividends paid to Share Owners	(4,315)	(3,961)
Repurchases of Common Stock	(6,524)	(9,665)
Excess tax benefits from stock-based compensation	—	301
Repurchase of employee shares for tax withholding	(1,167)	(1,487)
Net cash used for financing activities	(12,031)	(14,834)
Net Increase (Decrease) in Cash and Cash Equivalents	5,890	(8,571)
Cash and Cash Equivalents at Beginning of Period	47,576	34,661
Cash and Cash Equivalents at End of Period	$53,466	$26,090
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$13,096	$3,738
Interest expense	$10	$11
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

Note 2. Recent Accounting Pronouncements and Supplemental Information
Recent Accounting Pronouncements:
In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance which revises the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance is effective for our first quarter of fiscal year 2019 with early adoption permitted and the amendments can be applied to transactions occurring before the guidance was issued as long as the applicable financial statements have not been issued. We do not expect the adoption to have a material effect on our consolidated financial statements.
In November 2016, the FASB issued guidance which requires an entity to include in their cash and cash equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The guidance is effective for our first quarter of fiscal year 2019 with early adoption permitted, and is required to be applied using a retrospective transition method to each prior reporting period. We do not expect the adoption to have a material effect on our consolidated financial statements.
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
In January 2016, the FASB issued guidance which is intended to improve the recognition and measurement of financial instruments. The guidance revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The guidance is effective prospectively for our first quarter of fiscal year 2019 financial statements with early adoption allowed on certain provisions. We are currently evaluating the impact of this guidance, but have not yet determined the effect on our consolidated financial statements.
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
In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB decided to defer the effective date for this new revenue standard by one year, which will make the guidance effective for our first quarter fiscal year 2019 financial statements using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. In March 2016, the FASB issued additional guidance which further clarifies assessing whether an entity is a principal or an agent in a revenue transaction, and impacts whether an entity reports revenue on a gross or net basis; in April 2016, the FASB issued additional guidance that addresses identifying performance obligations and implementing licensing guidance; and in May 2016, the FASB issued additional guidance that clarifies collectability, noncash consideration, and other transition issues. The amendments have the same effective date and transition requirements as the new revenue standard. We are in the process of evaluating the new guidance against our existing accounting policies and are identifying areas that will be impacted to determine the effect the guidance will have on our consolidated financial statements, and which transition method will be chosen for adoption.

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
Income Taxes:
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rate was 33.2% and 35.8%, respectively, for the three and six months ended December 31, 2016, as higher taxable income generated a $0.5 million higher domestic manufacturing deduction than the prior year same periods. Our effective tax rate was 36.6% and 37.4%, respectively, for the three and six months ended December 31, 2015, and neither of the periods included material unusual items.
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
Components of the Non-operating income (expense), net line, were:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2016	2015	2016	2015
Foreign Currency Loss	$(8)	$(17)	$(15)	$(40)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	29	297	396	(278)
Other	(105)	(79)	(173)	(170)
Non-operating income (expense), net	$(84)	$201	$208	$(488)

Note 3. Inventories
Inventory components were as follows:

(Amounts in Thousands)	December 31, 2016	June 30, 2016
Finished products	$26,615	$26,494
Work-in-process	1,389	1,840
Raw materials	25,029	25,070
Total FIFO inventory	53,033	53,404
LIFO reserve	(11,970)	(12,466)
Total inventory	$41,063	$40,938
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three and six-month periods ended December 31, 2016 and 2015 was immaterial.

Note 4. Accumulated Other Comprehensive Income
During the three months ended December 31, 2016 and 2015, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at September 30, 2016	$(14)	$1,371	$1,357
Other comprehensive income (loss) before reclassifications	(5)	126	121
Reclassification to (earnings) loss	—	(87)	(87)
Net current-period other comprehensive income (loss)	(5)	39	34
Balance at December 31, 2016	$(19)	$1,410	$1,391

Balance at September 30, 2015	$—	$1,302	$1,302
Other comprehensive income (loss) before reclassifications	—	30	30
Reclassification to (earnings) loss	—	(64)	(64)
Net current-period other comprehensive income (loss)	—	(34)	(34)
Balance at December 31, 2015	$—	$1,268	$1,268

During the six months ended December 31, 2016 and 2015, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2016	$—	$1,311	$1,311
Other comprehensive income (loss) before reclassifications	(19)	275	256
Reclassification to (earnings) loss	—	(176)	(176)
Net current-period other comprehensive income (loss)	(19)	99	80
Balance at December 31, 2016	$(19)	$1,410	$1,391

Balance at June 30, 2015	$—	$1,229	$1,229
Other comprehensive income (loss) before reclassifications	—	173	173
Reclassification to (earnings) loss	—	(134)	(134)
Net current-period other comprehensive income (loss)	—	39	39
Balance at December 31, 2015	$—	$1,268	$1,268
The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	December 31,		December 31,
(Amounts in Thousands)	2016	2015	2016	2015
Postemployment Benefits Amortization of Actuarial Gain (1)	$91	$66	$183	$143	Cost of Sales
	52	39	105	76	Selling and Administrative Expenses
	(56)	(41)	(112)	(85)	Provision for Income Taxes
Total Reclassifications for the Period	$87	$64	$176	$134	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 11 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.

Note 5. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of Kimball’s failure to pay its obligations to a beneficiary. As of December 31, 2016, we had a maximum financial exposure from unused standby letters of credit totaling $1.2 million.
We are periodically required to provide performance bonds in order to conduct business with certain customers. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. We are ultimately liable for claims that may occur against the performance bonds. We had a maximum financial exposure from performance bonds totaling $1.9 million as of December 31, 2016.

We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of December 31, 2016 with respect to the standby letters of credit or performance bonds. Kimball also enters into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known.
Changes in the product warranty accrual for the six months ended December 31, 2016 and 2015 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2016	2015
Product Warranty Liability at the beginning of the period	$2,351	$2,264
Additions to warranty accrual (including changes in estimates)	294	717
Settlements made (in cash or in kind)	(628)	(514)
Product Warranty Liability at the end of the period	$2,017	$2,467
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
In March 2016, in connection with a renewal of one of our contracts, we became aware of noncompliance and inaccuracies in our General Services Administration (“GSA”) subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, and we intend to cooperate fully with any further inquiries or investigations. While we are not able to reasonably estimate the future financial impact, if any, of the possible sanctions at this time, any of them could, if imposed, have a material adverse impact on our business, future financial position, results of operations, or cash flows. The timing of the government’s review and determination of any outcome of these matters is uncertain and, therefore, it is unclear as to when and to what extent, if any, our previously issued earnings guidance might be impacted. We have incurred, and will continue to incur, legal and related costs in connection with our internal review and the government’s response to this matter. During the first half of fiscal year 2017, sales related to our GSA contracts were approximately 9.0% of total Kimball sales, with one contract accounting for approximately 5.4% of total Kimball sales and the other contract accounting for approximately 3.6% of Kimball sales.

Note 6. Restructuring
During the three months ended December 31, 2016, we recognized no restructuring expense as the restructuring plan is complete. We recognized a pre-tax restructuring gain of $1.8 million in the six months ended December 31, 2016, and recognized $2.0 million and $3.2 million of restructuring expense in the three and six months ended December 31, 2015, respectively. We utilize available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring activity is included in the Restructuring (Gain) Expense line item on the Company’s Condensed Consolidated Statements of Income.

Capacity Utilization Restructuring Plan:
In November 2014, we announced a capacity utilization restructuring plan which included the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one.
The transfer of work from our Idaho facility involved the start-up of metal fabrication capabilities in an existing Company-owned facility, along with the transfer of certain assembly operations into two additional existing Company-owned facilities, all located in southern Indiana. All production was transferred out of the Idaho facility as of March 2016, after which work continued in the Indiana facilities to train employees, ramp up production and eliminate the inefficiencies associated with the start-up of production in these facilities. The improvement of customer delivery, supply chain dynamics, and reduction of transportation costs are expected to generate pre-tax annual savings of approximately $5 million. For our second quarter and year-to-date periods ended December 31, 2016 we achieved savings of approximately $1.3 million and approximately $2.2 million, respectively. In addition, during the first quarter of fiscal year 2017, we sold our Post Falls, Idaho facility and land which was classified as held for sale. Therefore, the year-to-date period ended December 31, 2016 includes a pre-tax gain of $2.1 million as the $12.0 million selling price net of selling costs exceeded the book value of the facility and land.
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
The restructuring plan is complete with pre-tax restructuring totaling $10.8 million. Excluding the pre-tax gain from the sale of the Idaho facility of $2.1 million, the restructuring expense consisted of $4.9 million of transition, training, and other employee costs, $6.9 million of plant closure and other exit costs, and $1.1 million of non-cash asset impairment. Approximately 91% of the total restructuring expense was cash expense.

Summary of Restructuring Plan:
	Accrued June 30, 2016	Six Months Ended December 31, 2016				Total Incurred Since Plan Announcement	Total Expected Plan Costs
(Amounts in Thousands)		Amounts Charged / (Gain) Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Accrued December 31, 2016 (1)
Capacity Realignment and Post Falls, Idaho Exit
Transition and Other Employee Costs	$444	$(24)	$—	$(340)	$80	$4,681	$4,681
Asset Write-downs	—	—	—	—	—	284	284
Plant Closure and Other Exit Costs	7	273	—	(280)	—	6,857	6,857
Gain on Sale of Facility	—	(2,081)	—	2,081	—	(2,081)	(2,081)
Total	$451	$(1,832)	$—	$1,461	$80	$9,741	$9,741
Plane Fleet Reduction
Transition and Other Employee Costs	$—	$—	$—	$—	$—	$224	$224
Asset Write-downs	—	—	—	—	—	822	822
Total	$—	$—	$—	$—	$—	$1,046	$1,046
Total Restructuring Plan	$451	$(1,832)	$—	$1,461	$80	$10,787	$10,787

(1)	The accrued restructuring balance at December 31, 2016 is recorded in current liabilities.

Note 7. Assets Held for Sale
At December 31, 2016, no assets were classified as held for sale. During the first quarter of fiscal year 2017, we sold our Post Falls, Idaho facility and land which was classified as held for sale. We recognized a pre-tax gain of $2.1 million as the $12.0 million selling price exceeded the book value of the facility and land net of selling costs.
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the six months ended December 31, 2016. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.
We hold a total investment of $1.3 million in a privately-held company, consisting of $0.5 million in non-marketable equity securities invested during fiscal year 2016, and $0.8 million in stock warrants invested during the quarter ended September 30, 2016. The investment in non-marketable equity securities is classified as a level 3 financial asset and is accounted for using the cost method, as explained in the Financial Instruments Not Carried At Fair Value section below. The investment in stock warrants is also classified as a level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 9 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the investment in non-marketable equity securities, and Note 10 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information regarding the investment in stock warrants. No other purchases or sales of level 3 assets occurred during the three and six months ended December 31, 2016.
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

Recurring Fair Value Measurements:
As of December 31, 2016 and June 30, 2016, the fair values of financial assets that are measured at fair value on a recurring basis using the market approach were as follows:

(Amounts in Thousands)	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$37,970	$—	$—	$37,970
Cash equivalents: Commercial paper	—	11,026	—	11,026
Available-for-sale securities: Secondary market certificates of deposit	—	9,397	—	9,397
Available-for-sale securities: Municipal bonds	—	9,408	—	9,408
Trading Securities: Mutual funds in nonqualified SERP	10,548	—	—	10,548
Derivatives: Stock warrants	—	—	750	750
Total assets at fair value	$48,518	$29,831	$750	$79,099

(Amounts in Thousands)	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$45,880	$—	$—	$45,880
Trading Securities: Mutual funds in nonqualified SERP	10,001	—	—	10,001
Total assets at fair value	$55,881	$—	$—	$55,881
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

Note 9. Investments
Investment Portfolio:
During the first quarter of fiscal year 2017 we began to invest available cash into an investment portfolio. Our investment portfolio as of December 31, 2016 was comprised of municipal bonds and certificates of deposit purchased in the secondary market. The municipal bonds include general obligation bonds and revenue bonds, some of which are pre-refunded. Our investment policy dictates that municipal bonds must be investment grade quality. Our secondary market certificates of deposit are classified as investment securities, being purchased in the secondary market through a broker and available to be sold in the secondary market. All certificates of deposit are FDIC insured. As of June 30, 2016, we held no investments.
Our investment portfolio is available for use in current operations, therefore investments are recorded within Current Assets in the Condensed Consolidated Balance Sheets. The contractual maturities, or municipal bond pre-refunded dates if applicable, of the Company’s investment portfolio were as follows:

	December 31, 2016
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds
Within one year	$5,975	$4,245
After one year through two years	3,422	5,163
Total Fair Value	$9,397	$9,408
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

	December 31, 2016
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds
Amortized cost basis	$9,392	$9,445
Unrealized holding gains	5	—
Unrealized holding losses	—	(37)
Fair Value	$9,397	$9,408
No investments were in a continuous unrealized loss position for greater than 12 months as of December 31, 2016. There were no realized gains or losses as a result of sales in the three and six months ended December 31, 2016.
Supplemental Employee Retirement Plan Investments:
Kimball maintains a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball recognizes SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains (losses) for the six months ended December 31, 2016 and 2015 were, in thousands, $99 and $(648), respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	December 31, 2016	June 30, 2016
SERP investments - current asset	$669	$768
SERP investments - other long-term asset	9,879	9,233
Total SERP investments	$10,548	$10,001

SERP obligation - current liability	$669	$768
SERP obligation - other long-term liability	9,879	9,233
Total SERP obligation	$10,548	$10,001

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

Note 10. Derivative Instruments
Stock Warrants:
We hold a total investment of $1.3 million in a privately-held company, including $0.8 million in stock warrants purchased during the quarter ended September 30, 2016. The investment in stock warrants is accounted for as a derivative instrument, and is included in the Other Assets line of the Condensed Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended December 31, 2016, the change in fair value of the stock warrants was not significant. See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities.

Note 11. Postemployment Benefits
Kimball’s domestic employees participate in severance plans. These plans cover domestic employees and provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2016	2015	2016	2015
Service cost	$113	$124	$232	$244
Interest cost	14	20	29	39
Amortization of actuarial income	(143)	(105)	(288)	(219)
Net periodic benefit cost (income)	$(16)	$39	$(27)	$64

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

Type of Award	Quarter Awarded	Shares or Units	Grant Date Fair Value (5)
Annual Performance Shares (1)	1st Quarter	120,795	$11.23 - $11.77
Relative Total Shareholder Return Awards (2)	1st Quarter	39,153	$13.92
Restricted Share Units (3)	1st Quarter	116,136	$11.43 - $11.97
Unrestricted Shares (4)	1st Quarter	16,239	$11.43
Unrestricted Shares (4)	2nd Quarter	12,888	$12.97
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
(3) Restricted share units were awarded to officers and key employees. Vesting occurs at June 30, 2019, except for a new employee whose award is transitioned over June 30, 2017, June 30, 2018, and June 30, 2019 vesting periods. Upon vesting, the outstanding number of restricted share units and the value of dividends accumulated over the vesting period are converted to shares of common stock.
(4) Unrestricted shares were awarded to non-employee members of the Board of Directors as compensation for director’s services which are expensed over the period that directors earn the compensation. Unrestricted shares do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
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

Note 13. Variable Interest Entities
Kimball’s involvement with variable interest entities (“VIEs”) is limited to situations in which we are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the VIE’s economic performance. Thus, consolidation is not required. Our involvement with VIEs consists of an investment in a privately-held company consisting of non-marketable equity securities and stock warrants, a note receivable related to the sale of an Indiana facility, and notes receivable related to independent dealership financing.
The non-marketable equity securities and stock warrants were valued at $0.5 million and $0.8 million, respectively, at December 31, 2016 and were included in the Other Assets line of the Condensed Consolidated Balance Sheets. As of June 30, 2016, the non-marketable securities were valued at $0.5 million and were included in the Other Assets line of the Condensed Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements.
The carrying value of the note receivable related to the sale of an Indiana facility, net of a $0.5 million allowance, was $0.8 million as of both December 31, 2016 and June 30, 2016. For both periods, the carrying value was included on the Receivables line of our Condensed Consolidated Balance Sheets.

The carrying value of the notes receivable for independent dealership financing was $0.6 million as of December 31, 2016 and were included on the Receivables and Other Assets line of our Condensed Consolidated Balance Sheets. As of June 30, 2016, the note receivable for independent dealership financing was $0.3 million and was included on the Other Assets line of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball to the VIEs was limited to the items discussed above during the quarter ended December 31, 2016.

Note 14. Credit Quality and Allowance for Credit Losses of Notes Receivable
Kimball monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. We hold collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of December 31, 2016 and June 30, 2016, Kimball had no material past due outstanding notes receivable.

	As of December 31, 2016			As of June 30, 2016
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,279	$489	$790	$1,302	$489	$813
Independent Dealership Financing	578	—	578	250	—	250
Other Notes Receivable	149	131	18	333	139	194
Total	$2,006	$620	$1,386	$1,885	$628	$1,257

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
Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
The U.S. government, as well as state and local governments, can typically terminate or modify their contracts with us either at their discretion or if we default by failing to perform under the terms of the applicable contract, which could expose us to liability and impede our ability to compete in the future for contracts and orders. The failure to comply with regulatory and contractual requirements could subject us to investigations, fines, or other penalties, and violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. In March 2016, in connection with a renewal of one of our two contracts with the General Services Administration (“GSA”), we became aware of noncompliance and inaccuracies in our GSA subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, and we intend to cooperate fully with any further inquiries or investigations. We cannot reasonably predict the outcome of a government investigation at this time. During the first half of fiscal year 2017, sales related to our GSA contracts were approximately 9.0% of total Kimball sales, with one contract accounting for approximately 5.4% of total Kimball sales and the other contract accounting for approximately 3.6% of Kimball sales.

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

•
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, was $101.1 million at December 31, 2016.

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

•
The current global economic outlook includes both positive and negative factors that prompt uncertainty which could pose a threat to our future growth if companies reduce capital spending in response to the uncertainty.

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our career development and succession planning processes help to maintain stability in management.

Financial Overview

	At or for the Three Months Ended			For the Six Months Ended
	December 31			December 31
(Amounts in Millions)	2016	2015	% Change	2016	2015	% Change
Net Sales	$169.9	$163.8	4%	$344.9	$320.4	8%
Gross Profit	55.8	53.3	5%	114.4	104.4	10%
Selling and Administrative Expenses	42.7	41.2	4%	86.0	81.4	6%
Restructuring (Gain) Expense	—	2.0		(1.8)	3.2
Operating Income	13.0	10.0	30%	30.3	19.7	54%
Operating Income %	7.7%	6.1%		8.8%	6.2%
Adjusted Operating Income *	$13.0	$12.0	8%	$28.5	$22.9	24%
Adjusted Operating Income % *	7.7%	7.3%		8.3%	7.2%
Net Income	$8.7	$6.5	34%	$19.7	$12.1	63%
Adjusted Net Income *	8.7	7.7	13%	18.6	14.1	32%
Diluted Earnings Per Share	$0.23	$0.17		$0.52	$0.32
Adjusted Diluted Earnings Per Share *	$0.23	$0.21		$0.49	$0.37
Open Orders	$122.2	$125.3	(2%)
* Items indicated represent Non-GAAP measurements. See “Reconciliation of Non-GAAP Financial Measures” below.

Net Sales by End Market Vertical
	Three Months Ended			Six Months Ended
	December 31			December 31
(Amounts in Millions)	2016	2015	% Change	2016	2015	% Change
Commercial	$52.4	$52.2	—%	$102.9	$102.1	1%
Education	14.6	14.1	4%	41.2	36.0	14%
Finance	16.8	18.1	(7%)	33.5	33.0	2%
Government	19.3	19.4	(1%)	39.0	39.3	(1%)
Healthcare	24.9	21.6	15%	47.5	37.8	26%
Hospitality	41.9	38.4	9%	80.8	72.2	12%
Total Net Sales	$169.9	$163.8	4%	$344.9	$320.4	8%
Second quarter fiscal year 2017 consolidated net sales were $169.9 million compared to second quarter fiscal year 2016 net sales of $163.8 million, or a 4% increase. Net sales for the six-month period ended December 31, 2016 of $344.9 million increased 8% from net sales of $320.4 million for the same period of the prior fiscal year. Increased volume was the primary driver while price increases and improved discounting contributed to a lesser extent to the net sales increases for both the second quarter and first half of fiscal year 2017.
At the beginning of fiscal year 2017 we redefined our vertical market reporting to better reflect the end markets that we serve. The largest shifts among vertical markets were sales to certain government-affiliated customers such as state universities, which were previously classified in the government vertical market and are now classified in the education vertical market.  Prior period information was estimated to reflect the new vertical market definitions on a comparable basis.
For the second quarter and year-to-date period of fiscal year 2017 compared to the second quarter and year-to-date period of fiscal year 2016, our healthcare and education vertical market sales benefited from our increased focus on these markets, and our hospitality vertical market sales increase was driven by increased non-custom business. Each of our vertical market sales levels can fluctuate depending on the mix of projects in a given period.
Open orders at December 31, 2016 decreased 2% when compared to the open order level as of December 31, 2015 in part due to lower day-to-day orders for office furniture and to a lesser extent due to normal variation in hospitality furniture orders resulting from the project nature of the business. Open orders at a point in time may not be indicative of future sales trends.
In the second quarter of fiscal year 2017 we recorded net income of $8.7 million and diluted earnings per share of $0.23. In the second quarter of fiscal year 2016 we recorded net income of $6.5 million and diluted earnings per share of $0.17, inclusive of $1.2 million, or $0.04 per diluted share, of after-tax restructuring expenses. In the first six months of fiscal year 2017 we recorded net income of $19.7 million and diluted earnings per share of $0.52, inclusive of $1.1 million, or $0.03 per diluted share, of after-tax restructuring gain driven by the sale of the Idaho facility. In the first six months of fiscal year 2016 we recorded net income of $12.1 million and diluted earnings per share of $0.32, inclusive of $2.0 million, or $0.05 per diluted share, of after-tax restructuring charges. Excluding these nonrecurring gains or expenses, our adjusted net income for the first six months of fiscal year 2017 improved to $18.6 million, or $0.49 per diluted share, compared to adjusted net income for the first six months of fiscal year 2016 of $14.1 million, or $0.37 per diluted share.
Gross profit as a percent of net sales increased 30 basis points in the second quarter of fiscal year 2017 compared to the second quarter of fiscal year 2016 due to increased pricing, leverage on the higher sales volume, and benefits from our restructuring plan involving the transfer of metal fabrication production from Idaho into facilities in Indiana which were partially offset by higher employee benefits costs. Gross profit as a percent of net sales increased 60 basis points in the first six months of fiscal year 2017 compared to the first six months of fiscal year 2016 due to increased pricing, leverage on higher sales volume, and the benefits from our restructuring plan.
As a percent of net sales, selling and administrative expenses in the second quarter and first six months of fiscal year 2017 compared to the second quarter and first six months of fiscal year 2016 decreased 10 basis points and 50 basis points, respectively, due to the increased sales volumes. In absolute dollars, selling and administrative expenses in the second quarter of fiscal year 2017 compared to the second quarter of fiscal year 2016 increased 3.6% primarily due to higher expenditures related to marketing and growth initiatives, and higher commission expense resulting from the higher sales levels. In absolute dollars, selling and administrative expenses in the first half of fiscal year 2017 compared to the same period of fiscal year 2016 increased 5.6% primarily due to higher incentive compensation costs as a result of higher earnings levels, higher expenditures related to marketing and growth initiatives, and higher commission expense resulting from the higher sales levels.
In November 2014, we announced a capacity utilization restructuring plan which included the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one. The jet was sold in the third quarter of fiscal year 2015, and as a result of the aircraft fleet reduction, we began realizing the expected pre-tax annual savings of $0.8 million. The remaining jet is primarily used for transporting customers to visit our showrooms, offices, research and development center, and manufacturing locations. The consolidation of our metal fabrication production was substantially complete as of June 30, 2016. The facility and land was sold during our first quarter of fiscal year 2017, therefore the year-to-date period ended December 31, 2016 includes a pre-tax restructuring gain of $1.8 million which included a gain on the sale of the facility and land of $2.1 million and was partially offset by restructuring expense of $0.3 million. We had no restructuring gain or expense in our second quarter of fiscal year 2017. We recognized pre-tax restructuring expense of $2.0 million and $3.2 million in the first quarter and year-to-date periods of fiscal year 2016, respectively. The improvement of customer delivery, supply chain dynamics, and reduction of transportation costs are expected to generate pre-tax savings of approximately $5 million per year. For our second quarter and year-to-date periods ended December 31, 2016, we achieved savings of approximately $1.3 million and approximately $2.2 million, respectively. See Note 6 - Restructuring of Notes to Condensed Consolidated Financial Statements for further information on restructuring.

Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2016	2015	2016	2015
Interest Income	$99	$45	$209	$116
Interest Expense	(5)	(5)	(10)	(11)
Foreign Currency Loss	(8)	(17)	(15)	(40)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	29	297	396	(278)
Other	(105)	(79)	(173)	(170)
Other Income (Expense), net	$10	$241	$407	$(383)
Our effective tax rate for the first six months of fiscal year 2017 was 35.8% as higher taxable income generated a $0.5 million higher domestic manufacturing deduction than the prior year same period. Our effective tax rate for the first six months of fiscal year 2016 was 37.4% and did not include any material unusual items.
Comparing the balance sheet as of December 31, 2016 to June 30, 2016, our short-term investments line increased as we began investing in available-for-sale securities including municipal bonds and certificates of deposit purchased in the secondary market during fiscal year 2017. The assets held for sale line was reduced to zero as of December 31, 2016 as we completed the sale of our Idaho facility during the first half of fiscal year 2017.

Liquidity and Capital Resources
Our cash position which is comprised of cash, cash equivalents, and short-term investments increased to $72.3 million at December 31, 2016 from $47.6 million at June 30, 2016, due to $32.1 million cash flows from operations and proceeds from sale of assets net of selling expenses of $11.7 million which were partially offset by the return of capital to share owners in the form of stock repurchases and dividends totaling $10.8 million during the first six months of fiscal year 2017.
Working capital at December 31, 2016 was $62.5 million compared to working capital of $52.8 million at June 30, 2016. The current ratio was 1.6 at December 31, 2016 and 1.5 at June 30, 2016.
Kimball’s short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, totaled $101.1 million at December 31, 2016. We had no credit facility borrowings outstanding as of December 31, 2016 or June 30, 2016. At December 31, 2016, we had $1.2 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility.
Cash Flows
The following table reflects the major categories of cash flows for the first six months of fiscal years 2017 and 2016.

	Six Months Ended
	December 31
(Amounts in thousands)	2016	2015
Net cash provided by operating activities	$32,105	$15,257
Net cash used for investing activities	$(14,184)	$(8,994)
Net cash used for financing activities	$(12,031)	$(14,834)
Cash Flows from Operating Activities
For the first six months of fiscal year 2017 net cash provided by operating activities was $32.1 million fueled by the $19.7 million net income and for the first six months of fiscal year 2016 net cash provided by operating activities was $15.3 million. The $5.9 million of cash provided by changes in working capital balances in the first six months of fiscal year 2017 was primarily due to a reduction in our accounts receivable balance due to fluctuations in sales. The $7.5 million usage of cash from changes in working capital balances in the first half of fiscal year 2016 was primarily driven by fluctuations in our inventory balances as inventory levels increased $9.1 million primarily to support the manufacturing consolidation plan, higher sales levels, and customer lead time requirements.

Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the six-month period ended December 31, 2016 decreased to 27 days from 29 days for the six-month period ended December 31, 2015 driven by focus on improving collection processes at select locations. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the six-month period ended December 31, 2016 decreased to 47.0 days from 53.0 days from the six-month period ended December 31, 2015. The PDSOH decrease was driven by efforts focused on reduction of inventory levels and by the completion of the manufacturing consolidation plan. We define PDSOH as the average of the monthly gross inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During the first half of fiscal year 2017 we invested $19.7 million in available-for-sale securities including municipal bonds and certificates of deposit purchased in the secondary market. During the first half of fiscal year 2017 we also received proceeds from the sale of assets net of selling expenses of $11.7 million, the majority of which relates to the sale of our Idaho facility. During the first six months of fiscal years 2017 and 2016, we reinvested $5.9 million and $8.9 million, respectively, into capital investments for the future. The capital investments during the first six months of the current year were primarily for showroom renovations, various manufacturing equipment, and replacements of tractors and trailers in our fleet. The capital investments during the first six months of the prior year were primarily for facility improvements and manufacturing equipment.
Cash Flows from Financing Activities
Kimball paid dividends of $4.3 million and $4.0 million in the six-month periods ended December 31, 2016 and December 31, 2015, respectively. Consistent with our historical dividend policy, the Company’s Board of Directors evaluates the appropriate dividend payment on a quarterly basis. During the first six months of fiscal years 2017 and 2016, we repurchased shares pursuant to a previously announced stock repurchase program which drove cash outflow of $6.5 million and $9.7 million, respectively.
Credit Facility
We maintain a $30 million credit facility with a maturity date of October 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55 million at our request, subject to the consent of the participating banks. At both December 31, 2016 and June 30, 2016, we had no short-term borrowings outstanding. At December 31, 2016, we had $1.2 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility.
The credit facility requires us to comply with certain debt covenants, the most significant of which are the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15,000,000 to (b) consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0. The fixed charge coverage ratio is defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with GAAP, determined as of the end of each of its fiscal quarters for the trailing four fiscal quarters then ending, to not be less than 1.10 to 1.00. We were in compliance with all debt covenants of the credit facility during the six-month period ended December 31, 2016.
The table below compares the adjusted leverage ratio and fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	December 31, 2016	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.59)	3.00	3.59
Fixed Charge Coverage Ratio	1,519.40	1.10	1,518.30
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to fund future dividends and meet our working capital and other operating needs for at least the next 12 months. We will continue to evaluate market conditions in determining future share repurchases.

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

Reconciliation of Non-GAAP Financial Measures
(Amounts in Thousands, Except for Per Share Data)
	Three Months Ended		Six Months Ended
	December 31		December 31
	2016	2015	2016	2015
Operating Income	$13,030	$10,018	$30,322	$19,743
Pre-tax Restructuring (Gain) Expense	—	2,014	(1,832)	3,200
Adjusted Operating Income	$13,030	$12,032	$28,490	$22,943
Net Sales	$169,887	$163,819	$344,883	$320,388
Adjusted Operating Income %	7.7%	7.3%	8.3%	7.2%

Net Income	$8,717	$6,502	$19,715	$12,124
Pre-tax Restructuring (Gain) Expense	—	2,014	(1,832)	3,200
Tax on Restructuring	—	(784)	713	(1,245)
After-tax Restructuring (Gain) Expense	—	1,230	(1,119)	1,955
Adjusted Net Income	$8,717	$7,732	$18,596	$14,079

Diluted Earnings Per Share	$0.23	$0.17	$0.52	$0.32
Impact of Restructuring (Gain) Expense	0.00	0.04	(0.03)	0.05
Adjusted Diluted Earnings Per Share	$0.23	$0.21	$0.49	$0.37
The open orders metric is a key performance indicator representing firm orders placed by our customers which have not yet been fulfilled and are expected to be recognized as revenue during future quarters. The timing of shipments can vary, but generally open orders are expected to ship within a twelve-month period.

Fair Value
During the year-to-date period of fiscal year 2017, no financial instruments were affected by a lack of market liquidity. For level 1 financial assets, readily available market pricing was used to value the financial instruments. For commercial paper and available-for-sale securities classified as level 2 assets, the fair values are determined based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information. We evaluated the inputs used to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. The investment in stock warrants of a privately-held company is classified as a level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis whereby the stock warrants are analyzed for reasonableness on a quarterly basis.
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
Critical Accounting Policies
Kimball’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. During the first six months of fiscal 2017, there were no material changes in the accounting policies and assumptions previously disclosed.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the first quarter of fiscal year 2017 we began to invest available cash into an investment portfolio of available-for-sale securities, comprised of municipal bonds and certificates of deposit purchased in the secondary market. As of December 31, 2016, the fair value of the investment portfolio was $18.8 million. Our investment policy dictates that municipal bonds must be investment grade quality, and all certificates of deposit are FDIC insured. These securities are fixed income instruments and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in an annual period in market interest rates from levels at December 31, 2016 would cause the fair value of these investments to decline by an immaterial amount. Further information on investments is provided in Note 9 - Investments of Notes to Condensed Consolidated Financial Statements.
We also hold a total investment of $1.3 million in a privately-held company, consisting of $0.5 million in non-marketable equity securities invested during fiscal year 2016, and $0.8 million in stock warrants invested during the first quarter of fiscal year 2017. The fair value of the investment may fluctuate due to events and changes in circumstances, but we have incurred no impairment during the six months ended December 31, 2016.
There have been no material changes to other market risks, including commodity risk and foreign currency risk, from the information disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in Kimball’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. At December 31, 2016, 1.8 million shares remained available under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1-October 31, 2016)	148,183	$12.75	148,183	1,787,475
Month #2 (November 1-November 30, 2016)	21,929	$12.26	21,929	1,765,546
Month #3 (December 1-December 31, 2016)	—	$—	—	1,765,546
Total	170,112	$12.68	170,112

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended June 30, 2012)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K filed April 26, 2016)

11	Computation of Earnings Per Share

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Chief Executive Officer
February 2, 2017

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder Vice President, Chief Financial Officer
February 2, 2017

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