Form 10-Q
period 2017-03-31
KIMBALL INTERNATIONAL INC
filed 2017-05-04
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐                                                                                       Accelerated filer  ☒
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)             Smaller reporting company  ☐
Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of April 25, 2017 was:
Class A Common Stock - 285,685 shares
Class B Common Stock - 36,960,249 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	March 31, 2017	June 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$59,977	$47,576
Short-term investments	24,492	—
Receivables, net of allowances of $1,961 and $2,145, respectively	42,274	51,710
Inventories	37,784	40,938
Prepaid expenses and other current assets	9,713	10,254
Assets held for sale	217	9,164
Total current assets	174,457	159,642
Property and Equipment, net of accumulated depreciation of $185,121 and $181,500, respectively	82,118	87,086
Intangible Assets, net of accumulated amortization of $34,923 and $35,147, respectively	2,929	3,021
Deferred Tax Assets	13,698	12,790
Other Assets	13,311	11,031
Total Assets	$286,513	$273,570

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$30	$29
Accounts payable	35,904	41,826
Customer deposits	20,848	18,625
Dividends payable	2,328	2,103
Accrued expenses	44,060	44,292
Total current liabilities	103,170	106,875
Other Liabilities:
Long-term debt, less current maturities	184	212
Other	15,989	16,615
Total other liabilities	16,173	16,827
Share Owners’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 286,000 and 292,000, respectively	14	14
Class B - Shares authorized: 100,000,000 Shares issued: 42,739,000 and 42,733,000, respectively	2,137	2,137
Additional paid-in capital	3,577	2,917
Retained earnings	222,453	205,104
Accumulated other comprehensive income	1,428	1,311
Less: Treasury stock, at cost, 5,789,000 shares and 5,512,000 shares, respectively	(62,439)	(61,615)
Total Share Owners’ Equity	167,170	149,868
Total Liabilities and Share Owners’ Equity	$286,513	$273,570
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2017	2016	2017	2016
Net Sales	$153,068	$150,038	$497,951	$470,426
Cost of Sales	102,016	104,219	332,454	320,257
Gross Profit	51,052	45,819	165,497	150,169
Selling and Administrative Expenses	40,106	38,763	126,061	120,170
Restructuring (Gain) Expense	—	2,761	(1,832)	5,961
Operating Income	10,946	4,295	41,268	24,038
Other Income (Expense):
Interest income	136	104	345	220
Interest expense	(5)	(6)	(15)	(17)
Non-operating income (expense), net	361	51	569	(437)
Other income (expense), net	492	149	899	(234)
Income Before Taxes on Income	11,438	4,444	42,167	23,804
Provision for Income Taxes	4,207	1,687	15,221	8,923
Net Income	$7,231	$2,757	$26,946	$14,881

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.19	$0.07	$0.72	$0.40
Diluted Earnings Per Share	$0.19	$0.07	$0.71	$0.39

Dividends Per Share of Common Stock	$0.060	$0.055	$0.180	$0.165

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	37,236	37,439	37,360	37,458
Diluted	37,642	37,707	37,860	37,869
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$7,231			$2,757
Other comprehensive income (loss):
Postemployment severance actuarial change	194	(75)	119	185	(73)	112
Reclassification to (earnings) loss:
Amortization of actuarial change	(134)	52	(82)	(112)	44	(68)
Other comprehensive income (loss)	$60	$(23)	$37	$73	$(29)	$44
Total comprehensive income			$7,268			$2,801

	Nine Months Ended			Nine Months Ended
	March 31, 2017			March 31, 2016
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$26,946			$14,881
Other comprehensive income (loss):
Available-for-sale securities	$(32)	$13	$(19)	$—	$—	$—
Postemployment severance actuarial change	644	(250)	394	468	(183)	285
Reclassification to (earnings) loss:
Amortization of actuarial change	(422)	164	(258)	(331)	129	(202)
Other comprehensive income (loss)	$190	$(73)	$117	$137	$(54)	$83
Total comprehensive income			$27,063			$14,964
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Nine Months Ended
	March 31
	2017	2016
Cash Flows From Operating Activities:
Net income	$26,946	$14,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,754	11,149
(Gain) Loss on sales of assets	(2,090)	121
Restructuring and asset impairment charges	—	99
Deferred income tax and other deferred charges	(1,017)	1,434
Stock-based compensation	4,773	4,177
Excess tax benefits from stock-based compensation	—	(301)
Other, net	(862)	65
Change in operating assets and liabilities:
Receivables	9,383	14,286
Inventories	3,154	(3,083)
Prepaid expenses and other current assets	985	(3,588)
Accounts payable	(4,837)	(2,709)
Customer deposits	2,223	1,116
Accrued expenses	(674)	2,134
Net cash provided by operating activities	49,738	39,781
Cash Flows From Investing Activities:
Capital expenditures	(7,646)	(12,232)
Proceeds from sales of assets	11,734	138
Purchases of capitalized software	(703)	(924)
Purchases of available-for-sale securities	(28,449)	—
Maturities of available-for-sale securities	3,694	—
Other, net	(1,700)	(681)
Net cash used for investing activities	(23,070)	(13,699)
Cash Flows From Financing Activities:
Net change in capital leases and long-term debt	(27)	(25)
Dividends paid to Share Owners	(6,549)	(6,019)
Repurchases of Common Stock	(6,524)	(9,665)
Excess tax benefits from stock-based compensation	—	301
Repurchase of employee shares for tax withholding	(1,167)	(1,487)
Net cash used for financing activities	(14,267)	(16,895)
Net Increase in Cash and Cash Equivalents	12,401	9,187
Cash and Cash Equivalents at Beginning of Period	47,576	34,661
Cash and Cash Equivalents at End of Period	$59,977	$43,848
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$16,433	$6,505
Interest expense	$15	$17
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

Note 2. Recent Accounting Pronouncements and Supplemental Information
Recent Accounting Pronouncements:
In March 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that will shorten the amortization period for certain callable debt securities held at a premium to the earliest call date. This guidance does not require an accounting change for securities held at a discount. This guidance is to be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The guidance is effective for our first quarter fiscal year 2020 with early adoption permitted. We have not yet determined the effect of this guidance on our consolidated financial statements.
In March 2017, the FASB issued guidance that requires employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic benefit cost in operating expenses, which will impact the presentation of our postemployment benefit plan. Employers are required to present all other components of net benefit cost separate from the service costs and disclose the line item in which the components of net benefit cost other than the service cost are included. Retrospective application of the change in the statement of income presentation is required, while the change in capitalization of the service cost is to be applied prospectively. The guidance is effective for our first quarter fiscal year 2019 with early adoption permitted. We have not yet determined the effect of this guidance on our consolidated financial statements.
In February 2017, the FASB issued guidance that clarifies the scope of guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This new guidance is meant to clarify the scope of the original guidance that was issued in connection with the guidance relating to the recognition of revenue from contracts with customers, as defined below, which addresses recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The guidance is effective for our first quarter fiscal year 2019 with early adoption permitted, and we are required to adopt concurrent with the adoption of the guidance on recognition of revenue from contracts with customers. We have not yet determined the effect of this guidance on our consolidated financial statements.
In January 2017, the FASB issued guidance on simplifying the test for goodwill impairment by eliminating the requirement to estimate the implied fair value of a reporting unit from the goodwill impairment test. Under the guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective prospectively for our first quarter of fiscal year 2021 financial statements with early adoption permitted. We do not expect the adoption to have a material effect on our consolidated financial statements as we currently do not have any goodwill.
In January 2017, the FASB issued guidance which revises the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance is effective for our first quarter of fiscal year 2019 with early adoption permitted and the amendments can be applied to transactions occurring before the guidance was issued as long as the applicable financial statements have not been issued. We do not expect the adoption to have a material effect on our consolidated financial statements.
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
In March 2016, the FASB issued guidance on simplifying the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification on the statement of cash flows. The guidance is effective for our first quarter of fiscal year 2018 with early adoption permitted. The guidance relating to the treatment of excess tax benefits/deficiencies could have a material impact on our tax provision, while the other impacts from the guidance are not expected to have a material effect on our consolidated financial statements.
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
Income Taxes:
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rate was 36.8% and 36.1%, respectively, for the three and nine months ended March 31, 2017, as higher taxable income generated a $0.4 million and $0.9 million higher domestic manufacturing deduction than the prior year same periods, respectively. Our effective tax rate was 38.0% and 37.5%, respectively, for the three and nine months ended March 31, 2016, and neither of the periods included material unusual items.

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
Components of the Non-operating income (expense), net line, were:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2017	2016	2017	2016
Foreign Currency Gain (Loss)	$(13)	$28	$(28)	$(12)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	473	108	869	(170)
Other	(99)	(85)	(272)	(255)
Non-operating income (expense), net	$361	$51	$569	$(437)

Note 3. Inventories
Inventory components were as follows:

(Amounts in Thousands)	March 31, 2017	June 30, 2016
Finished products	$23,969	$26,494
Work-in-process	1,205	1,840
Raw materials	24,334	25,070
Total FIFO inventory	49,508	53,404
LIFO reserve	(11,724)	(12,466)
Total inventory	$37,784	$40,938
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three and nine-month periods ended March 31, 2017 and 2016 was immaterial.

Note 4. Accumulated Other Comprehensive Income
During the three months ended March 31, 2017 and 2016, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at December 31, 2016	$(19)	$1,410	$1,391
Other comprehensive income (loss) before reclassifications	—	119	119
Reclassification to (earnings) loss	—	(82)	(82)
Net current-period other comprehensive income (loss)	—	37	37
Balance at March 31, 2017	$(19)	$1,447	$1,428

Balance at December 31, 2015	$—	$1,268	$1,268
Other comprehensive income (loss) before reclassifications	—	112	112
Reclassification to (earnings) loss	—	(68)	(68)
Net current-period other comprehensive income (loss)	—	44	44
Balance at March 31, 2016	$—	$1,312	$1,312
During the nine months ended March 31, 2017 and 2016, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2016	$—	$1,311	$1,311
Other comprehensive income (loss) before reclassifications	(19)	394	375
Reclassification to (earnings) loss	—	(258)	(258)
Net current-period other comprehensive income (loss)	(19)	136	117
Balance at March 31, 2017	$(19)	$1,447	$1,428

Balance at June 30, 2015	$—	$1,229	$1,229
Other comprehensive income (loss) before reclassifications	—	285	285
Reclassification to (earnings) loss	—	(202)	(202)
Net current-period other comprehensive income (loss)	—	83	83
Balance at March 31, 2016	$—	$1,312	$1,312

The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	March 31,		March 31,
(Amounts in Thousands)	2017	2016	2017	2016
Postemployment Benefits Amortization of Actuarial Gain (1)	$85	$71	$268	$214	Cost of Sales
	49	41	154	117	Selling and Administrative Expenses
	(52)	(44)	(164)	(129)	Provision for Income Taxes
Total Reclassifications for the Period	$82	$68	$258	$202	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 11 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.

Note 5. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of Kimball’s failure to pay its obligations to a beneficiary. As of March 31, 2017, we had a maximum financial exposure from unused standby letters of credit totaling $1.3 million.
We are periodically required to provide performance bonds in order to conduct business with certain customers. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. We are ultimately liable for claims that may occur against the performance bonds. We had a maximum financial exposure from a performance bond totaling $0.4 million as of March 31, 2017.
We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of March 31, 2017 with respect to the standby letters of credit or performance bond. Kimball also enters into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known.
Changes in the product warranty accrual for the nine months ended March 31, 2017 and 2016 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2017	2016
Product Warranty Liability at the beginning of the period	$2,351	$2,264
Additions to warranty accrual (including changes in estimates)	437	982
Settlements made (in cash or in kind)	(807)	(785)
Product Warranty Liability at the end of the period	$1,981	$2,461

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
In March 2016, in connection with a renewal of one of our contracts, we became aware of noncompliance and inaccuracies in our General Services Administration (“GSA”) subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, and we intend to cooperate fully with any further inquiries or investigations. While we are not able to reasonably estimate the future financial impact, if any, of the possible sanctions at this time, any of them could, if imposed, have a material adverse impact on our business, future financial position, results of operations, or cash flows. The timing of the government’s review and determination of any outcome of these matters is uncertain and, therefore, it is unclear as to when and to what extent, if any, our previously issued earnings guidance might be impacted. We have incurred, and will continue to incur, legal and related costs in connection with our internal review and the government’s response to this matter. During the first nine months of fiscal year 2017, sales related to our GSA contracts were approximately 9.0% of total Kimball sales, with one contract accounting for approximately 5.8% of total Kimball sales and the other contract accounting for approximately 3.2% of Kimball sales.

Note 6. Restructuring
During the three months ended March 31, 2017, we recognized no restructuring expense as the restructuring plan is complete. We recognized a pre-tax restructuring gain of $1.8 million in the nine months ended March 31, 2017, and recognized $2.8 million and $6.0 million of restructuring expense in the three and nine months ended March 31, 2016, respectively. We utilize available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring activity is included in the Restructuring (Gain) Expense line item on the Company’s Condensed Consolidated Statements of Income.
Capacity Utilization Restructuring Plan:
In November 2014, we announced a capacity utilization restructuring plan which included the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one.
The transfer of work from our Idaho facility involved the start-up of metal fabrication capabilities in an existing Company-owned facility, along with the transfer of certain assembly operations into two additional existing Company-owned facilities, all located in southern Indiana. All production was transferred out of the Idaho facility as of March 2016, after which work continued in the Indiana facilities to train employees, ramp up production and eliminate the inefficiencies associated with the start-up of production in these facilities. The improvement of customer delivery, supply chain dynamics, and reduction of transportation costs are expected to generate pre-tax annual savings of approximately $5 million. For our third quarter and year-to-date periods ended March 31, 2017 we achieved savings of approximately $1.3 million and approximately $3.5 million, respectively. In addition, during the first quarter of fiscal year 2017, we sold our Post Falls, Idaho facility and land which was classified as held for sale. Therefore, the year-to-date period ended March 31, 2017 includes a pre-tax gain of $2.1 million as the $12.0 million selling price net of selling costs exceeded the book value of the facility and land.
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

Summary of Restructuring Plan:
	Accrued June 30, 2016	Nine Months Ended March 31, 2017				Total Incurred Since Plan Announcement	Total Expected Plan Costs
(Amounts in Thousands)		Amounts Charged / (Gain) Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Accrued March 31, 2017 (1)
Capacity Realignment and Post Falls, Idaho Exit
Transition and Other Employee Costs	$444	$(24)	$—	$(340)	$80	$4,681	$4,681
Asset Write-downs	—	—	—	—	—	284	284
Plant Closure and Other Exit Costs	7	273	—	(280)	—	6,857	6,857
Gain on Sale of Facility	—	(2,081)	—	2,081	—	(2,081)	(2,081)
Total	$451	$(1,832)	$—	$1,461	$80	$9,741	$9,741
Plane Fleet Reduction
Transition and Other Employee Costs	$—	$—	$—	$—	$—	$224	$224
Asset Write-downs	—	—	—	—	—	822	822
Total	$—	$—	$—	$—	$—	$1,046	$1,046
Total Restructuring Plan	$451	$(1,832)	$—	$1,461	$80	$10,787	$10,787

(1)	The accrued restructuring balance at March 31, 2017 is recorded in current liabilities.

Note 7. Assets Held for Sale
At March 31, 2017, land located in Jasper, Indiana totaling $0.2 million was classified as held for sale. At June 30, 2016, assets totaling $9.2 million were classified as held for sale for the facility and land located in Post Falls, Idaho. During the first quarter of fiscal year 2017, we sold our Post Falls, Idaho facility and land and recognized a pre-tax gain of $2.1 million as the $12.0 million selling price exceeded the book value of the facility and land net of selling costs.

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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the nine months ended March 31, 2017. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.
We hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in non-marketable equity securities invested during fiscal year 2016, and $1.5 million in stock warrants invested during the year-to-date period of fiscal year 2017. The investment in non-marketable equity securities is classified as a level 3 financial asset and is accounted for using the cost method, as explained in the Financial Instruments Not Carried At Fair Value section below. The investment in stock warrants is also classified as a level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 9 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the investment in non-marketable equity securities, and Note 10 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information regarding the investment in stock warrants. No other purchases or sales of level 3 assets occurred during the three and nine months ended March 31, 2017.
Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents: Money market funds	1	Market - Quoted market prices
Cash Equivalents: Commercial paper	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Available-for-sale securities: Secondary market certificates of deposit	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Available-for-sale securities: Municipal bonds	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Available-for-sale securities: Government agency securities	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Trading securities: Mutual funds held in nonqualified SERP	1	Market - Quoted market prices
Derivative Assets: Stock warrants	3
Market - The privately-held company is currently in an early stage of start-up. The pricing of recent purchases or sales of the investment are considered, as well as positive and negative qualitative evidence, in the assessment of fair value.

Recurring Fair Value Measurements:
As of March 31, 2017 and June 30, 2016, the fair values of financial assets that are measured at fair value on a recurring basis using the market approach were as follows:

(Amounts in Thousands)	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$37,791	$—	$—	$37,791
Cash equivalents: Commercial paper	—	19,385	—	19,385
Available-for-sale securities: Secondary market certificates of deposit	—	9,889	—	9,889
Available-for-sale securities: Municipal bonds	—	13,408	—	13,408
Available-for-sale securities: Government agency securities	—	1,195	—	1,195
Trading Securities: Mutual funds in nonqualified SERP	11,099	—	—	11,099
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$48,890	$43,877	$1,500	$94,267

(Amounts in Thousands)	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$45,880	$—	$—	$45,880
Trading Securities: Mutual funds in nonqualified SERP	10,001	—	—	10,001
Total assets at fair value	$55,881	$—	$—	$55,881
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

Note 9. Investments
Investment Portfolio:
During the first quarter of fiscal year 2017 we began to invest available cash into an investment portfolio. Our investment portfolio as of March 31, 2017 was comprised of municipal bonds, certificates of deposit purchased in the secondary market, and government agency securities. Municipal bonds include general obligation bonds and revenue bonds, some of which are pre-refunded. Government agency securities represent callable debt securities of a U.S. government sponsored agency. Our investment policy dictates that municipal bonds and government agency securities must be investment grade quality. Our secondary market certificates of deposit are classified as investment securities, being purchased in the secondary market through a broker and available to be sold in the secondary market. All certificates of deposit are FDIC insured.
As of June 30, 2016, we held no investments.
Our investment portfolio is available for use in current operations, therefore investments are recorded within Current Assets in the Condensed Consolidated Balance Sheets. The contractual maturities of the Company’s investment portfolio were as follows (maturity dates for municipal bonds are based on pre-refunded dates and maturity dates for government agency securities are based on the first available call date):

	March 31, 2017
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	Government Agency Securities
Within one year	$6,214	$5,320	$1,195
After one year through two years	3,675	8,088	—
Total Fair Value	$9,889	$13,408	$1,195
All investments are classified as available-for-sale securities which are recorded at fair value. See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the fair value of available-for-sale securities. The amortized cost basis reflects the original purchase price, with discounts and premiums amortized over the life of the available-for-sale securities. Unrealized losses on available-for-sale securities are recognized in earnings when there is intent to sell or it is likely to be required to sell before recovery of the loss, or when the available-for-sale securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax-related effect as a component of Share Owners’ Equity.

	March 31, 2017
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	Government Agency Securities
Amortized cost basis	$9,886	$13,438	$1,200
Unrealized holding gains	3	—	—
Unrealized holding losses	—	(30)	(5)
Fair Value	$9,889	$13,408	$1,195
No investments were in a continuous unrealized loss position for greater than 12 months as of March 31, 2017. There were no realized gains or losses as a result of sales in the three and nine months ended March 31, 2017.

Supplemental Employee Retirement Plan Investments:
Kimball maintains a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. Kimball recognizes SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains (losses) for the nine months ended March 31, 2017 and 2016 were, in thousands, $533 and $(550), respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	March 31, 2017	June 30, 2016
SERP investments - current asset	$1,213	$768
SERP investments - other long-term asset	9,886	9,233
Total SERP investments	$11,099	$10,001

SERP obligation - current liability	$1,213	$768
SERP obligation - other long-term liability	9,886	9,233
Total SERP obligation	$11,099	$10,001

Non-marketable equity securities:
We hold a total investment of $2.0 million in a privately-held company, including $0.5 million in non-marketable equity securities purchased during the quarter ended March 31, 2016. The investment in non-marketable equity securities is included in the Other Assets line of the Condensed Consolidated Balance Sheets. See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities. We do not hold a majority voting interest and are not the variable interest primary beneficiary of the privately-held company, thus consolidation is not required.

Note 10. Derivative Instruments
Stock Warrants:
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants purchased during the year-to-date period of fiscal year 2017. The investment in stock warrants is accounted for as a derivative instrument, and is included in the Other Assets line of the Condensed Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended March 31, 2017, the change in fair value of the stock warrants was not significant. See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities.

Note 11. Postemployment Benefits
Kimball’s domestic employees participate in severance plans. These plans cover domestic employees and provide severance benefits to eligible employees meeting the plans’ qualifications, primarily involuntary termination without cause.

The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2017	2016	2017	2016
Service cost	$110	$122	$342	$366
Interest cost	14	19	43	58
Amortization of actuarial income	(134)	(112)	(422)	(331)
Net periodic benefit cost (income)	$(10)	$29	$(37)	$93
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

Type of Award	Quarter Awarded	Shares or Units	Grant Date Fair Value (5)
Annual Performance Shares (1)	1st Quarter	120,795	$11.21 - $11.75
Annual Performance Shares (1)	3rd Quarter	334	$16.61
Relative Total Shareholder Return Awards (2)	1st Quarter	39,153	$13.92
Restricted Share Units (3)	1st Quarter	116,136	$11.43 - $11.97
Unrestricted Shares (4)	1st Quarter	16,239	$11.43
Unrestricted Shares (4)	2nd Quarter	12,888	$12.97
Unrestricted Shares (4)	3rd Quarter	9,471	$17.73
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
The non-marketable equity securities and stock warrants were recorded at $0.5 million and $1.5 million, respectively, at March 31, 2017 and were included in the Other Assets line of the Condensed Consolidated Balance Sheets. As of June 30, 2016, the non-marketable securities were recorded at $0.5 million and were included in the Other Assets line of the Condensed Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements.
The carrying value of the note receivable related to the sale of an Indiana facility, net of a $0.5 million allowance, was $0.8 million as of both March 31, 2017 and June 30, 2016. For both periods, the carrying value was included on the Receivables line of our Condensed Consolidated Balance Sheets.
The carrying value of the notes receivable for independent dealership financing was $0.5 million as of March 31, 2017 and was included on the Receivables and Other Assets line of our Condensed Consolidated Balance Sheets. As of June 30, 2016, the note receivable for independent dealership financing was $0.3 million and was included on the Other Assets line of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball to the VIEs was limited to the items discussed above during the quarter ended March 31, 2017.

Note 14. Credit Quality and Allowance for Credit Losses of Notes Receivable
Kimball monitors credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. We hold collateral for the note receivable from the sale of an Indiana facility thereby mitigating the risk of loss. As of March 31, 2017 and June 30, 2016, Kimball had no material past due outstanding notes receivable.

	As of March 31, 2017			As of June 30, 2016
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Facility	$1,268	$489	$779	$1,302	$489	$813
Independent Dealership Financing	487	—	487	250	—	250
Other Notes Receivable	143	128	15	333	139	194
Total	$1,898	$617	$1,281	$1,885	$628	$1,257

Note 15. Subsequent Event
Subsequent to March 31, 2017, we sold our facility in Jasper, Indiana which housed an education center for dealer and employee training, a research and development center, and a product showroom. Cash proceeds received totaled $3.8 million. In order to allow for transition of those functions to our primary campus also located in Jasper, Indiana, we will lease back portions of the facility for several quarters at a favorable rate. The below-market terms for the leaseback are considered a form of continuing involvement that precludes sale treatment. Therefore we must defer the recognition of the sale for accounting purposes and as a result, in the second quarter of fiscal year 2018 we expect to recognize approximately $1.8 million of pre-tax gain on the sale.
We also sold a vacant parcel of land adjacent to the facility for which we will immediately recognize $1.1 million of sales proceeds and approximately $0.9 million of pre-tax gain on the sale in the fourth quarter of fiscal year 2017.

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
Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
The U.S. government, as well as state and local governments, can typically terminate or modify their contracts with us either at their discretion or if we default by failing to perform under the terms of the applicable contract, which could expose us to liability and impede our ability to compete in the future for contracts and orders. The failure to comply with regulatory and contractual requirements could subject us to investigations, fines, or other penalties, and violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. In March 2016, in connection with a renewal of one of our two contracts with the General Services Administration (“GSA”), we became aware of noncompliance and inaccuracies in our GSA subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, and we intend to cooperate fully with any further inquiries or investigations. We cannot reasonably predict the outcome of a government investigation at this time. During the first nine months of fiscal year 2017, sales related to our GSA contracts were approximately 9.0% of total Kimball sales, with one contract accounting for approximately 5.8% of total Kimball sales and the other contract accounting for approximately 3.2% of Kimball sales.

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

•
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, was $113.2 million at March 31, 2017.

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

•
Uncertainty in areas such as tax reform, trade agreements, international travel, and the global economic outlook could pose a threat to our future growth if companies reduce capital spending in response to the uncertainty.

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our career development and succession planning processes help to maintain stability in management.

Financial Overview

	At or for the Three Months Ended			For the Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2017	2016	% Change	2017	2016	% Change
Net Sales	$153.1	$150.0	2%	$498.0	$470.4	6%
Gross Profit	51.1	45.8	11%	165.5	150.2	10%
Selling and Administrative Expenses	40.1	38.8	3%	126.1	120.2	5%
Restructuring (Gain) Expense	—	2.8		(1.8)	6.0
Operating Income	10.9	4.3	155%	41.3	24.0	72%
Operating Income %	7.2%	2.9%		8.3%	5.1%
Adjusted Operating Income *	$10.9	$7.1	55%	$39.4	$30.0	31%
Adjusted Operating Income % *	7.2%	4.7%		7.9%	6.4%
Net Income	$7.2	$2.8	162%	$26.9	$14.9	81%
Adjusted Net Income *	7.2	4.4	63%	25.8	18.5	39%
Diluted Earnings Per Share	$0.19	$0.07		$0.71	$0.39
Adjusted Diluted Earnings Per Share *	$0.19	$0.12		$0.68	$0.49
Open Orders	$130.6	$121.3	8%
* Items indicated represent Non-GAAP measurements. See “Reconciliation of Non-GAAP Financial Measures” below.

Net Sales by End Market Vertical
	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2017	2016	% Change	2017	2016	% Change
Commercial	$48.7	$48.4	1%	$151.6	$150.5	1%
Education	13.5	13.0	4%	54.7	49.0	12%
Finance	17.3	14.0	24%	50.8	47.0	8%
Government	18.4	17.2	7%	57.4	56.5	2%
Healthcare	19.4	24.5	(21%)	66.9	62.3	7%
Hospitality	35.8	32.9	9%	116.6	105.1	11%
Total Net Sales	$153.1	$150.0	2%	$498.0	$470.4	6%
Third quarter fiscal year 2017 consolidated net sales were $153.1 million compared to third quarter fiscal year 2016 net sales of $150.0 million, or a 2% increase. Net sales for the nine-month period ended March 31, 2017 of $498.0 million increased 6% from net sales of $470.4 million for the same period of the prior fiscal year. Increased volume was the primary driver while price increases and improved discounting contributed to a lesser extent to the net sales increases for both the third quarter and first nine months of fiscal year 2017.
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
For the third quarter and year-to-date period of fiscal year 2017 compared to the third quarter and year-to-date period of fiscal year 2016, the finance vertical market sales increase was driven by an increased focus on strategic accounts and assisting financial institutions with refreshing their facilities, and the hospitality vertical market sales increase was primarily driven by increased non-custom business. Uncertainty surrounding the Affordable Care Act impacted sentiment in the healthcare market which we believe is causing a delay in spending in the healthcare vertical market and contributed to our healthcare sales decline for the third quarter of fiscal year 2017 compared to the third quarter of the prior year, while on a year-to-date basis we maintained a 7% sales increase in the healthcare vertical market. For the year-to-date period of fiscal year 2017 compared to the same period of fiscal year 2016, the education vertical market sales benefited from our focus on new product introductions and distribution. Each of our vertical market sales levels can fluctuate depending on the mix of projects in a given period.
Open orders at March 31, 2017 increased 8% when compared to the open order level as of March 31, 2016 as office furniture orders increased due to higher project orders and the positive impact on third quarter orders of a pricing increase for one of our brands announced during the third quarter to take effect near the beginning of our fourth quarter. Hospitality furniture orders decreased for custom furniture resulting from the project nature of the business. Open orders at a point in time may not be indicative of future sales trends.
In the third quarter of fiscal year 2017 we recorded net income of $7.2 million and diluted earnings per share of $0.19. In the third quarter of fiscal year 2016 we recorded net income of $2.8 million and diluted earnings per share of $0.07, inclusive of $1.7 million, or $0.05 per diluted share, of after-tax restructuring expenses. In the first nine months of fiscal year 2017 we recorded net income of $26.9 million and diluted earnings per share of $0.71, inclusive of $1.1 million, or $0.03 per diluted share, of after-tax restructuring gain driven by the sale of the Idaho facility. In the first nine months of fiscal year 2016 we recorded net income of $14.9 million and diluted earnings per share of $0.39, inclusive of $3.6 million, or $0.10 per diluted share, of after-tax restructuring charges. Excluding these nonrecurring gains or expenses, our adjusted net income for the first nine months of fiscal year 2017 improved to $25.8 million, or $0.68 per diluted share, compared to adjusted net income for the first nine months of fiscal year 2016 of $18.5 million, or $0.49 per diluted share.
Gross profit as a percent of net sales increased 290 basis points in the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016 due to lean initiatives including benefits from our restructuring plan involving the transfer of metal fabrication production from Idaho into facilities in Indiana and lower employee benefit costs. Gross profit as a percent of net sales increased 130 basis points in the first nine months of fiscal year 2017 compared to the first nine months of fiscal year 2016 due to increased pricing coupled with favorable discounting, leverage on higher sales volume, and the benefits from our restructuring plan.
As a percent of net sales, selling and administrative expenses in the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016 increased 40 basis points as expenses increased 3.5% primarily due to higher incentive compensation costs as a result of higher earnings levels. For the first nine months of fiscal year 2017 compared to the first nine months of fiscal year 2016, as a percent of net sales, selling and administrative expenses decreased 20 basis points due to the increased sales volumes. In absolute dollars, selling and administrative expenses in the first nine months of fiscal year 2017 compared to the same period of fiscal year 2016 increased 4.9% primarily due to higher incentive compensation costs as a result of higher earnings levels and higher commission expense resulting from the higher sales levels. We also had an unfavorable variance within selling and administrative expenses of $1.0 million for the year-to-date period of fiscal year 2017 compared to the year-to-date period of fiscal year 2016 related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (“SERP”) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on net income.
In November 2014, we announced a capacity utilization restructuring plan which included the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one. The jet was sold in the third quarter of fiscal year 2015, and as a result of the aircraft fleet reduction, we began realizing the expected pre-tax annual savings of $0.8 million. The remaining jet is primarily used for transporting customers to visit our showrooms, offices, research and development center, and manufacturing locations. The consolidation of our metal fabrication production was substantially complete as of June 30, 2016. The facility and land was sold during our first quarter of fiscal year 2017, therefore the year-to-date period ended March 31, 2017 includes a pre-tax restructuring gain of $1.8 million which included a gain on the sale of the facility and land of $2.1 million and was partially offset by restructuring expense of $0.3 million. We had no restructuring gain or expense in our second or third quarters of fiscal year 2017. We recognized pre-tax restructuring expense of $2.8 million and $6.0 million in the third quarter and year-to-date periods of fiscal year 2016, respectively. The improvement of customer delivery, supply chain dynamics, and reduction of transportation costs are expected to generate pre-tax savings of approximately $5 million per year. For our third quarter and year-to-date periods ended March 31, 2017, we achieved savings of approximately $1.3 million and approximately $3.5 million, respectively. See Note 6 - Restructuring of Notes to Condensed Consolidated Financial Statements for further information on restructuring.
Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2017	2016	2017	2016
Interest Income	$136	$104	$345	$220
Interest Expense	(5)	(6)	(15)	(17)
Foreign Currency Gain (Loss)	(13)	28	(28)	(12)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	473	108	869	(170)
Other	(99)	(85)	(272)	(255)
Other Income (Expense), net	$492	$149	$899	$(234)
Our effective tax rate for the first nine months of fiscal year 2017 was 36.1% as higher taxable income generated a $0.9 million higher domestic manufacturing deduction than the prior year same period. Our effective tax rate for the first nine months of fiscal year 2016 was 37.5% and did not include any material unusual items.
Comparing the balance sheet as of March 31, 2017 to June 30, 2016, our short-term investments line increased during fiscal year 2017 as we began investing in available-for-sale securities including municipal bonds, certificates of deposit purchased in the secondary market, and government agency securities. Our accounts receivable balance decline was driven by lower sales volumes due to the normal seasonal low sales period in the third quarter and variation in shipment levels in the months prior to March 31, 2017 and June 30, 2016. The assets held for sale line declined as of March 31, 2017 as we completed the sale of our Idaho facility during the year-to-date period of fiscal year 2017.

Liquidity and Capital Resources
Our cash position which is comprised of cash, cash equivalents, and short-term investments increased to $84.5 million at March 31, 2017 from $47.6 million at June 30, 2016, due to $49.7 million of cash flows from operations and proceeds from sale of assets net of selling expenses of $11.7 million which were partially offset by the return of capital to share owners in the form of stock repurchases and dividends totaling $13.1 million during the first nine months of fiscal year 2017.
Working capital at March 31, 2017 was $71.3 million compared to working capital of $52.8 million at June 30, 2016. The current ratio was 1.7 at March 31, 2017 and 1.5 at June 30, 2016.
Kimball’s short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, totaled $113.2 million at March 31, 2017. We had no credit facility borrowings outstanding as of March 31, 2017 or June 30, 2016. At March 31, 2017, we had $1.3 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility.
Cash Flows
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2017 and 2016.

	Nine Months Ended
	March 31
(Amounts in thousands)	2017	2016
Net cash provided by operating activities	$49,738	$39,781
Net cash used for investing activities	$(23,070)	$(13,699)
Net cash used for financing activities	$(14,267)	$(16,895)
Cash Flows from Operating Activities
For the first nine months of fiscal year 2017 net cash provided by operating activities was $49.7 million fueled by $26.9 million of net income while the first nine months of fiscal year 2016 net cash provided by operating activities was $39.8 million inclusive of $14.9 million of net income. Changes in working capital balances provided $10.2 million of cash in the first nine months of fiscal year 2017 and provided $8.2 million of cash in the first nine month of fiscal year 2016.
The $10.2 million of cash provided by changes in working capital balances in the first nine months of fiscal year 2017 was primarily due to a reduction in our accounts receivable balance due to fluctuations in sales. The $8.2 million of cash provided by changes in working capital balances in the first nine months of fiscal year 2016 was primarily driven by a decline in our accounts receivable balance due to lower sales volumes and variation in shipment levels in the months prior to March 31, 2016 and June 30, 2015.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the nine-month period ended March 31, 2017 decreased to 27 days from 28 days for the nine-month period ended March 31, 2016. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the nine-month period ended March 31, 2017 decreased to 48 days from 53 days from the nine-month period ended March 31, 2016. The PDSOH decrease was driven by efforts focused on reduction of inventory levels and by the completion of the manufacturing consolidation plan. We define PDSOH as the average of the monthly gross inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During the first nine months of fiscal year 2017 we invested $24.8 million in available-for-sale securities, net of maturities, including municipal bonds, certificates of deposit purchased in the secondary market, and government agency securities. During the first nine months of fiscal year 2017 we also received proceeds from the sale of assets net of selling expenses of $11.7 million, the majority of which relates to the sale of our Idaho facility. During the first nine months of fiscal years 2017 and 2016, we reinvested $8.3 million and $13.2 million, respectively, into capital investments for the future. The capital investments during the first nine months of the current year were primarily for showroom renovations, various manufacturing equipment, and replacements of tractors and trailers in our fleet. The capital investments during the first nine months of the prior year were primarily for manufacturing equipment such as an automated finish technology upgrade and equipment related to the transition of metal fabrication capabilities to Indiana facilities and various facility improvements.
Cash Flows from Financing Activities
Kimball paid dividends of $6.5 million and $6.0 million in the nine-month periods ended March 31, 2017 and March 31, 2016, respectively. Consistent with our historical dividend policy, the Company’s Board of Directors evaluates the appropriate dividend payment on a quarterly basis. During the first nine months of fiscal years 2017 and 2016, we repurchased shares pursuant to a previously announced share repurchase program which drove cash outflow of $6.5 million and $9.7 million, respectively.
Credit Facility
We maintain a $30 million credit facility with a maturity date of October 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55 million at our request, subject to the consent of the participating banks. At both March 31, 2017 and June 30, 2016, we had no short-term borrowings outstanding. At March 31, 2017, we had $1.3 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility.
The credit facility requires us to comply with certain debt covenants, the most significant of which are the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15,000,000 to (b) consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0. The fixed charge coverage ratio is defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with GAAP, determined as of the end of each of its fiscal quarters for the trailing four fiscal quarters then ending, to not be less than 1.10 to 1.00. We were in compliance with all debt covenants of the credit facility during the nine-month period ended March 31, 2017.

The table below compares the adjusted leverage ratio and fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	March 31, 2017	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.65)	3.00	3.65
Fixed Charge Coverage Ratio	1,598.35	1.10	1,597.25
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
Non-GAAP Financial Measures
Item 2. Management’s Discussion and Analysis contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States in the statements of income, statements of comprehensive income, balance sheets, or statements of cash flows of the Company. The non-GAAP financial measures used within this item include (1) operating income excluding restructuring gain/expense; (2) net income excluding restructuring gain/expense; and (3) diluted earnings per share excluding restructuring gain/expense. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the table below. Management believes it is useful for investors to understand how its core operations performed without gains or expenses incurred in executing its restructuring plans. Excluding these amounts allows investors to meaningfully trend, analyze, and benchmark the performance of the Company’s core operations. Many of the Company’s internal performance measures that management uses to make certain operating decisions exclude these gains/expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures
(Amounts in Thousands, Except for Per Share Data)
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2017	2016	2017	2016
Operating Income	$10,946	$4,295	$41,268	$24,038
Pre-tax Restructuring (Gain) Expense	—	2,761	(1,832)	5,961
Adjusted Operating Income	$10,946	$7,056	$39,436	$29,999
Net Sales	$153,068	$150,038	$497,951	$470,426
Adjusted Operating Income %	7.2%	4.7%	7.9%	6.4%

Net Income	$7,231	$2,757	$26,946	$14,881
Pre-tax Restructuring (Gain) Expense	—	2,761	(1,832)	5,961
Tax on Restructuring	—	(1,073)	713	(2,318)
After-tax Restructuring (Gain) Expense	—	1,688	(1,119)	3,643
Adjusted Net Income	$7,231	$4,445	$25,827	$18,524

Diluted Earnings Per Share	$0.19	$0.07	$0.71	$0.39
Impact of Restructuring (Gain) Expense	0.00	0.05	(0.03)	0.10
Adjusted Diluted Earnings Per Share	$0.19	$0.12	$0.68	$0.49
The open orders metric is a key performance indicator representing firm orders placed by our customers which have not yet been fulfilled and are expected to be recognized as revenue during future quarters. The timing of shipments can vary, but generally open orders are expected to ship within a twelve-month period.

Fair Value
Financial assets classified as level 1 assets were valued using readily available market pricing. For commercial paper and available-for-sale securities classified as level 2 assets, the fair values are determined based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information. We evaluated the inputs used to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. The investment in stock warrants of a privately-held company is classified as a level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis considering the pricing of recent purchases or sales of the investment as well as positive and negative qualitative evidence.
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
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are limited to standby letters of credit, one performance bond, and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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
Critical Accounting Policies
Kimball’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. During the first nine months of fiscal 2017, there were no material changes in the accounting policies and assumptions previously disclosed.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We hold an investment portfolio of available-for-sale securities, comprised of municipal bonds, certificates of deposit purchased in the secondary market, and government agency securities. As of March 31, 2017, the fair value of the investment portfolio was $24.5 million. Our investment policy dictates that municipal bonds and government agency securities must be investment grade quality, and all certificates of deposit are FDIC insured. These securities are fixed income instruments and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in an annual period in market interest rates from levels at March 31, 2017 would cause the fair value of these investments to decline by an immaterial amount. Further information on investments is provided in Note 9 - Investments of Notes to Condensed Consolidated Financial Statements.
We also hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in non-marketable equity securities invested during fiscal year 2016, and $1.5 million in stock warrants invested during the year-to-date period of fiscal year 2017. The fair value of the investment may fluctuate due to events and changes in circumstances, but we have incurred no impairment during the nine months ended March 31, 2017.
There have been no material changes to other market risks, including commodity risk and foreign currency risk, from the information disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
Kimball maintains controls and procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in Kimball’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
A comprehensive disclosure of risk factors related to Kimball can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. Below is an additional risk factor related to the new Administration.
The U.S. government may make substantial changes to fiscal and tax policies which could include comprehensive tax reform that may adversely affect our business. We cannot yet predict the impact, if any, of these potential changes to our business. Until we know what changes, if any, are enacted, we cannot predict whether in total we benefit from, or are negatively affected by, the changes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. Kimball did not repurchase any shares under the repurchase program during the third quarter of fiscal year 2017. At March 31, 2017, 1.8 million shares remained available under the repurchase program.

Item 5. Other Information
On May 1, 2017, we sold our facility in Jasper, Indiana which housed an education center for dealer and employee training, a research and development center, and a product showroom. Cash proceeds received totaled $3.8 million. In order to allow for transition of those functions to our primary campus also located in Jasper, Indiana, we will lease back portions of the facility for several quarters at a favorable rate. The below-market terms for the leaseback are considered a form of continuing involvement that precludes sale treatment. Therefore we must defer the recognition of the sale for accounting purposes and as a result, in the second quarter of fiscal year 2018 we expect to recognize approximately $1.8 million of pre-tax gain on the sale.
We also sold a vacant parcel of land adjacent to the facility for which we will immediately recognize $1.1 million of sales proceeds and approximately $0.9 million of pre-tax gain on the sale in the fourth quarter of fiscal year 2017.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended June 30, 2012)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K filed February 10, 2017)

11	Computation of Earnings Per Share

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Chief Executive Officer
May 4, 2017

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder Vice President, Chief Financial Officer
May 4, 2017

Kimball International, Inc.
Exhibit Index

Exhibit No.	Description
3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended June 30, 2012)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K filed February 10, 2017)
11	Computation of Earnings Per Share
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document