Form 10-K
period 2017-06-30
KIMBALL INTERNATIONAL INC
filed 2017-08-29
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐        Accelerated filer  ☒                    Non-accelerated filer ☐   Smaller reporting company  ☐ Emerging growth company  ☐                                                            (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Class A Common Stock is not publicly traded and, therefore, no market value is available, but it is convertible on a one-for-one basis for Class B Common Stock.  The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 31, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $636.3 million, based on 97.6% of Class B Common Stock held by non-affiliates.

The number of shares outstanding of the Registrant’s common stock as of August 28, 2017 was:
          Class A Common Stock - 280,173 shares
          Class B Common Stock - 37,204,438 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Share Owners to be held on October 31, 2017, are incorporated by reference into Part III.

KIMBALL INTERNATIONAL, INC.
FORM 10-K INDEX

PART I
Forward-Looking Statements
This document contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These are statements made by management, using their best business judgment based upon facts known at the time of the statements or reasonable estimates, about future results, plans, or future performance and business of the Company. Such statements involve risk and uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. They should not be construed as a guarantee that such results or events will, in fact, occur or be realized as actual results may differ materially from those expressed in these forward-looking statements. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. We make no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required in current and quarterly periodic reports filed with the Securities and Exchange Commission (“SEC”) or otherwise by law. These forward-looking statements are subject to risks and uncertainties including, but not limited to, the outcome of a governmental review of our subcontractor reporting practices, adverse changes in global economic conditions, increased global competition, significant reduction in customer order patterns, loss of key customers or suppliers, financial stability of key customers and suppliers, relationships with strategic customers and product distributors, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, changes in the regulatory environment, or similar unforeseen events. Additional risks and uncertainties discussed in Item 1A - Risk Factors of this report could also cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.
At any time when we make forward-looking statements, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 where factors could cause actual results to differ materially from forward-looking statements.
Item 1 - Business
As used herein, the terms “Company,” “Kimball International,” “we,” “us,” or “our” refer to Kimball International, Inc., the Registrant, and its subsidiaries. Reference to a year relates to a fiscal year, ended June 30 of the year indicated, rather than a calendar year unless the context indicates otherwise. Additionally, references to the first, second, third, and fourth quarters refer to those respective quarters of the fiscal year indicated.
Overview
Kimball International was incorporated in Indiana in 1939. Our corporate headquarters is located at 1600 Royal Street, Jasper, Indiana.
We create design driven, innovative furnishings sold through our family of brands: Kimball (formerly referred to as Kimball Office), National (formerly referred to as National Office Furniture), and Kimball Hospitality. Our diverse portfolio offers solutions for the workplace, learning, healing, and hospitality environments. Dedicated to our Guiding Principles, our values and integrity are evidenced by public recognition as a highly trusted company and employer of choice. “We Build Success” by establishing long-term relationships with customers, employees, suppliers, share owners and the communities in which we operate.
We have been in the furniture business since 1950. Our core markets include furniture sold under the Kimball, National, and Kimball Hospitality brand names. Through each of these brands, we offer a wide range of possibilities for creating functional environments that convey just the right image for each unique setting, as furniture solutions are tailored to the end user’s needs and demands. The workplace model is evolving to optimize human interaction, and Kimball and National provide furniture solutions which create spaces where people can connect. Our rich wood heritage and craftsmanship remain, while new products and mixed materials integrate our product portfolio, satisfying the marketplace’s need for multifunctional, open accommodations throughout all industries. Our furniture solutions are used in collaborative and open work space areas, conference and meeting/huddle rooms, training rooms, private offices, learning areas, classrooms, lobby/reception areas, and dining/café areas with a vast mix of wood, metal, laminate, paint, fabric, solid surface, and plastic options. In addition, we offer several products designed specifically for the healthcare market such as patient room and lounge seating and casegoods.

In the hospitality industry, Kimball Hospitality works with designers to create furniture which extends the unique ambiance of a property into guest rooms and public spaces by providing furniture solutions for hotel properties and mixed use developments. Hospitality products include, but are not limited to, headboards, tables, seating, vanities, casegoods, and products that are enhanced with technology features with a broad mix of wood, metal, stone, laminate, finish, and fabric options.
Production currently occurs in Company-owned or leased facilities located in the United States. We also engage with third-party manufacturers within the U.S. as well as internationally to produce select finished goods and accessories for our brands. In the United States, we have manufacturing facilities and showrooms in nine states and the District of Columbia. Financial information by geographic area for each of the three years in the period ended June 30, 2017 is included in Note 15 - Geographic Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.
Recent Business Changes
Spin-Off of Kimball Electronics reported as Discontinued Operations
On October 31, 2014 (“Distribution Date”), we completed the spin-off of our Electronic Manufacturing Services (“EMS”) segment by distributing the related shares of Kimball Electronics, Inc. (“Kimball Electronics”), on a pro rata basis, to our Share Owners of record as of October 22, 2014. After the Distribution Date, we no longer beneficially own any Kimball Electronics shares and Kimball Electronics is an independent publicly traded company. Kimball International, Inc. trades on the Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “KBAL” and Kimball Electronics, Inc. trades on Nasdaq under the ticker symbol “KE”. See Note 2 - Spin-Off Transaction of Notes to Consolidated Financial Statements for more information on the spin-off of our EMS segment.
On October 30, 2014, holders of a sufficient number of shares of Class A common stock converted such shares into Class B common stock such that the number of outstanding shares of Class A common stock was, after such conversions, less than 15% of the total number of issued and outstanding shares of both Class A common stock and Class B common stock. Pursuant to our Amended and Restated Articles of Incorporation, when the number of shares of Class A common stock issued and outstanding was reduced to less than 15% of the total number of issued and outstanding shares of both Class A common stock and Class B common stock, then all of the rights, preferences, limitations and restrictions relating to Class B common stock became the same as the rights, preferences, limitations and restrictions of Class A common stock, without any further action of or by our Share Owners. In addition, all distinctions between Class A common stock and Class B common stock were eliminated so that all shares of Class B common stock are equal to shares of Class A common stock with respect to all matters, including without limitation, dividend payments and voting rights. The elimination of such distinctions, which occurred on October 30, 2014, is referred to as the “stock unification.” As a result of the stock unification, Class A common stock and Class B common stock now vote as a single class (except as otherwise required by applicable law) on all matters submitted to a vote of our Share Owners. We deregistered our shares of Class A common stock under the Exchange Act effective in September 2015. Deregistration did not affect the rights of Share Owners who chose to continue to hold their Class A shares.
The disclosures within this Part I describe the continuing operations of Kimball International, Inc. after the spin-off.
Capacity Utilization Restructuring Plan
In November 2014, we announced a capacity utilization restructuring plan which included the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one.
The transfer of work from our Idaho facility involved the start-up of metal fabrication capabilities in an existing Company-owned facility, along with the transfer of certain assembly operations into two additional existing Company-owned facilities, all located in southern Indiana. All production was transferred out of the Idaho facility as of March 2016, after which work continued in the Indiana facilities to train employees, ramp up production and eliminate the inefficiencies associated with the start-up of production in these facilities. The improvement of customer delivery, supply chain dynamics, and reduction of transportation costs were expected to generate pre-tax annual savings of approximately $5 million, and we achieved savings of approximately $4.7 million in fiscal year 2017 as savings began to ramp-up in our first quarter. In addition, during the first quarter of fiscal year 2017, we sold our Post Falls, Idaho facility and land. See Note 4 - Property and Equipment of Notes to Consolidated Financial Statements for more information on the sale of the Idaho facility.
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
Seasonality
The impact of seasonality on our revenue includes lower sales in the third quarter of our fiscal year due to the buying season of the government, lower sales to educational institutions during our second and third fiscal quarters, and lower sales of hospitality furniture during times of high hotel occupancy such as the summer months.
Locations
As of June 30, 2017, our products were primarily produced at ten plants: seven located in Indiana, two in Kentucky, and one in Virginia. In addition, select finished goods are purchased from domestic and foreign sources. As described above, our facility in Idaho was sold in fiscal year 2017. We continually assess manufacturing capacity and adjust such capacity as necessary.
A facility in Indiana which housed an education center for dealer and employee training, a research and development center, and a product showroom was sold near the end of fiscal year 2017. We are leasing a portion of the facility back until December 2017 to facilitate the transition of those functions to other existing Indiana locations. Furniture showrooms are maintained in eight additional cities in the United States. Office space is leased in Dongguan, Guangdong, China and Ho Chi Minh City, Vietnam to facilitate sourcing of select finished goods and components from the Asia Pacific Region.
Marketing Channels
Our furniture is marketed by sales representatives to end users, office furniture dealers, wholesalers, brokers, designers, purchasing companies, and catalog houses throughout North America and on an international basis. Customers can access our products globally through a variety of distribution channels.
We categorize our sales by the following vertical markets:
Commercial - The largest portion of our business is in the commercial market. We are a full-facility provider offering products for a variety of commercial applications including: office, collaborative and open plan, lobby-lounge, conferencing and meeting/huddle, training, dining/café, learning, lobby and reception, and other public spaces.
Education - Whether K-12, higher education, vocational training or any other learning institution, we understand that furniture for education needs to enhance learning and social environments. We offer flexible, collaborative, and technology-driven furnishings designed to make students and faculty more productive and comfortable.
Finance - Banking and financial offices require affordable, functional, and stylish environments. Our versatile and flexible furnishings offer sophisticated styles for reception areas, employee work spaces, executive offices, and boardrooms.
Government - We supply office furniture including desks, tables, seating, bookcases and filing and storage units for federal, state, and local government offices, as well as other government related entities. We hold two Federal Supply Service contracts with the General Services Administration (“GSA”) that are subject to government subcontract reporting requirements. We also partner with multiple general purchasing organizations which assist public agencies such as state and local governments with furniture purchases. The U.S. government, as well as state and local governments, can typically terminate or modify their contracts with us either at their discretion or if we default by failing to perform under the terms of the applicable contract, which could expose us to liability and impede our ability to compete in the future for contracts and orders. During fiscal year 2017, sales related to our GSA contracts were approximately 8.8% of our consolidated sales, with one contract accounting for approximately 6.1% of our consolidated sales and the other contract accounting for approximately 2.7% of our consolidated sales.
Healthcare - We are focused on better outcomes for patients, their families, the staff that heals them, and the environments surrounding them by offering products to value-conscious healthcare customers, including hospitals, clinics, physician office buildings, long-term care facilities, and assisted living facilities throughout the country.
Hospitality - We offer a complete package of product and service support to the hospitality industry. We partner with the most recognized hotel brands to meet their specific requirements for properties throughout the world by working with a worldwide manufacturing base to offer the best solution to fulfill the project.
A table showing our net sales by end market vertical is included in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Major Competitive Factors
Our products are sold in the contract furniture and hospitality furniture industries. These industries have similar major competitive factors which include price in relation to quality and appearance, the utility of the product, supplier lead time, reliability of on-time delivery, sustainability, and the ability to respond to requests for special and non-standard products. We offer payment terms similar to industry standards and in unique circumstances may grant alternate payment terms.
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
Working Capital
We do not believe that we, or the industry in general, have any special practices or special conditions affecting working capital items that are significant for understanding our furniture business. We do receive advance payments from customers on select furniture projects primarily in the hospitality industry.
Raw Material Availability
Certain components used in the production of furniture are manufactured internally and are generally readily available, as are other raw materials used in the production of wood and non-wood furniture. Certain fabricated seating components, wood frame assemblies as well as finished furniture products, electrical components, stone, fabrics, and fabricated metal components, which are generally readily available, are sourced on a global scale in an effort to provide quality products at the lowest total cost.
Order Backlog
The aggregate sales price of products pursuant to open orders, which may be canceled by the customer, was as follows:

(Amounts in Millions)	June 30, 2017	June 30, 2016
Order Backlog	$131.6	$129.9
The open orders as of June 30, 2017 are expected to be filled within the next fiscal year. Open orders may not be indicative of future sales trends.
Research and Development
Research and development activities include the development of manufacturing processes, engineering and testing procedures, major process and technology improvements, new product development and product redesign, and information technology initiatives.
Research and development costs were approximately:

	Year Ended June 30
(Amounts in Millions)	2017	2016	2015
Research and Development Costs of Continuing Operations	$7	$6	$7
Intellectual Property
In connection with our business operations, we hold both trademarks and patents in various countries and continuously have additional pending trademarks and patents. The intellectual property which we believe to be the most significant to the Company includes: Kimball, National, Fringe, Waveworks, Xsite, Narrate, Pairings, and Dock, which are all registered trademarks. Our patents expire at various times depending on the patent’s date of issuance.

Environment and Energy Matters
Our operations are subject to various federal, state, local, and foreign laws and regulations with respect to environmental matters. We believe that we are in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
We are dedicated to excellence, leadership, and stewardship in matters of protecting the environment and communities in which we have operations. Reinforcing our commitment to the environment, six of our showrooms and one non-manufacturing location were designed under the guidelines of the U.S. Green Building Council’s LEED (Leadership in Energy and Environmental Design) for Commercial Interiors program. One manufacturing facility was designed under the LEED Operations and Maintenance program guidelines. We believe that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on our capital expenditures, earnings, or competitive position. We believe capital expenditures for environmental control equipment during the two fiscal years ending June 30, 2019, will not represent a material portion of total capital expenditures during those years.
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
Employees

	June 30 2017	June 30 2016
United States	3,024	3,015
Foreign Countries	65	66
Total Employees	3,089	3,081
Our U.S. operations and foreign sites are not subject to collective bargaining arrangements. We believe that our employee relations are good.
Available Information
We make available free of charge through our website, http://www.ir.kimballinternational.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. All reports we file with the SEC are also available via the SEC website, http://www.sec.gov, or may be read and copied at the SEC Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our Internet website and the information contained on, or accessible through, such website is not incorporated into this Annual Report on Form 10-K.
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
Changes in U.S. fiscal and tax policies may adversely affect our business. The U.S. government may make substantial changes to U.S. fiscal and tax policies, which could include comprehensive tax reform, that could impact our effective tax rate. It is not currently possible to accurately determine or predict the impact of these potential changes, but these changes could have a material impact on our business.

Uncertain macroeconomic and industry conditions could adversely impact demand for our products and adversely affect operating results. Market demand for our products, which impacts revenues and gross profit, is influenced by a variety of economic and industry factors such as:

•	global consumer confidence;

•	volatility and the cyclical nature of worldwide economic conditions;

•	weakness in the global financial markets;

•	general corporate profitability of the end markets to which we sell;

•	credit availability to the end markets to which we sell;

•	white-collar unemployment rates;

•	commercial property vacancy rates;

•	new office construction and refurbishment rates;

•	deficit status of many governmental entities which may result in declining purchases of office furniture;

•	uncertainty surrounding potential replacement or reform of the Affordable Care Act; and

•	new hotel and casino construction and refurbishment rates.
We must make decisions based on order volumes in order to achieve efficiency in manufacturing capacities.  These decisions include determining what level of additional business to accept, production schedules, component procurement commitments, and personnel requirements, among various other considerations. We must constantly monitor the changing economic landscape and may modify our strategic direction accordingly. If we do not react quickly enough to the changes in market or economic conditions, it could result in lost customers, decreased market share, and increased operating costs.
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
In March 2016, in connection with a renewal of one of our contracts with the GSA, we became aware of noncompliance and inaccuracies in our GSA subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, have met with government officials as requested on two occasions, and intend to cooperate fully with any further inquiries or investigations. While we are not able to reasonably estimate the future financial impact, if any, of the possible sanctions at this time, any of them could, if imposed, have a material adverse impact on our business, future financial position, results of operations, or cash flows. The timing of the government’s review and determination of any outcome of these matters is uncertain and, therefore, it is unclear as to when and to what extent, if any, our previously issued financial targets might be impacted. We have incurred, and will continue to incur, legal and related costs in connection with our internal review and the government’s response to this matter. During fiscal year 2017, sales related to our GSA contracts were approximately 8.8% of our consolidated sales, with one contract accounting for approximately 6.1% of our consolidated sales and the other contract accounting for approximately 2.7% of our consolidated sales.
Changes to government regulations may significantly increase our operating costs in the United States and abroad. Legislative and regulatory reforms by the U.S. federal and foreign governments could significantly impact our profitability by burdening us with forced cost choices that cannot be recovered by increased pricing. For example:

•
We depend on suppliers globally to provide materials, parts, finished goods, and components for use in our products. Importing these goods from foreign markets could be subject to new tariffs imposed by the U.S. federal government. Changes in global trade agreements or in U.S. governmental import/export regulations could have an adverse impact on our financial condition, results of operations, or cash flows.

•
We import a portion of our wooden furniture products and are thus subject to an anti-dumping tariff specifically on wooden bedroom furniture supplied from China. The tariffs are subject to review and could result in retroactive and prospective tariff rate increases which could have an adverse impact on our financial condition, results of operations, or cash flows.

•
We conduct business with entities in Canada and Mexico therefore a modification or withdrawal from the North American Free Trade Agreement by the U.S. federal government could have an adverse impact on our financial condition, results of operations, or cash flows.

•
Foreign regulations are increasing in many areas such as data privacy, hazardous waste disposal, labor relations and employment practices. Compliance with these regulations could have an adverse impact on our financial condition, results of operations, or cash flows.

If the distribution or certain internal transactions undertaken relating to the spin-off do not qualify as tax-free transactions, the Company, our Share Owners as of the distribution date, and Kimball Electronics could be subject to substantial tax liabilities. On October 10, 2014 we received a favorable written tax ruling from the Internal Revenue Service (“IRS”) that our stock unification in connection with the spin-off will not cause us to recognize income or gain as a result of the unification. In addition, we have also received an opinion of Squire Patton Boggs (US) LLP to the effect that the distribution satisfies the requirements to qualify as a tax-free transaction (except for cash received in lieu of fractional shares) for U.S. federal income tax purposes to the Company, our Share Owners and Kimball Electronics under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”).
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
Furthermore, the tax opinion will not be binding on the IRS or the courts. Accordingly, the IRS or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in the tax opinion. If, notwithstanding our receipt of the tax opinion, the spin-off is determined to be taxable, then (i) we would be subject to tax as if we sold the Kimball Electronics common stock in a taxable sale for its fair market value; and (ii) each Share Owner who received Kimball Electronics common stock would be treated as receiving a distribution of property in an amount equal to the fair market value of the Kimball Electronics common stock that would generally result in varied tax liabilities for each Share Owner depending on the facts and circumstances.
Even if the spin-off does qualify as a tax-free transaction for U.S. federal income tax purposes, the distribution will be taxable to the Company (but not to our Share Owners) pursuant to Section 355(e) of the Code if there are one or more acquisitions (including issuances) of the stock of either the Company or Kimball Electronics, representing 50% or more, measured by vote or value, of the then-outstanding stock of either the Company or Kimball Electronics and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the distribution. Any acquisition of our common stock within two years before or after the distribution (with exceptions, including public trading by less-than-5% Share Owners and certain compensatory stock issuances) generally will be presumed to be part of such a plan unless that presumption is rebutted. The resulting tax liability may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Pursuant to the Tax Matters Agreement, (i) we have agreed (a) not to enter into any transaction that could cause any portion of the spin-off to be taxable to Kimball Electronics, including under Section 355(e) of the Code; (b) to indemnify Kimball Electronics for any tax liabilities resulting from such transactions entered into by us; and (ii) Kimball Electronics has agreed to indemnify us for any tax liabilities resulting from such transactions entered into by Kimball Electronics. In addition, under U.S. Treasury regulations, each member of our consolidated group at the time of the spin-off (including Kimball Electronics) would be jointly and severally liable for the resulting U.S. federal income tax liability if all or a portion of the spin-off does not or certain internal transactions undertaken in anticipation of the spin-off do not qualify as tax-free transactions. These obligations may discourage, delay or prevent a change of control of our Company.
If Kimball Electronics were to default in its obligation to us to pay taxes under the Tax Matters Agreement, we could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of tax liabilities. To the extent we are responsible for any liability under the Tax Matters Agreement, there could be a material adverse impact on our business, financial condition, results of operations and cash flows.
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

Reduction of purchases by or the loss of a significant number of customers could reduce revenues and profitability. Significant declines in the level of purchases by customers or the loss of a significant number of customers could have a material adverse effect on our business. A reduction of, or uncertainty surrounding, government spending could also have an adverse impact on our sales levels. We can provide no assurance that we will be able to fully replace any lost sales, which could have an adverse effect on our financial position, results of operations, or cash flows.
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
We may be unable to purchase a sufficient amount of materials, parts, and components for use in our products at a competitive price, in a timely manner, or at all. We depend on suppliers globally to provide timely delivery of materials, parts, and components for use in our products. We monitor the financial stability of suppliers when feasible as the loss of a significant supplier could have an adverse impact on our operations. Certain finished products and components we purchase are primarily manufactured in select regions of the world and issues in those regions could cause manufacturing delays. In addition, delays can occur related to the transport of products and components via container ships, which load and unload through various U.S. ports which sometimes experience congestion. Price increases of commodity components could have an adverse impact on our profitability if we cannot offset such increases with other cost reductions or by price increases to customers. New tariffs or trade regulations which could be imposed by the U.S. federal government may adversely impact our access, price, and delivery of finished products and components from foreign sources, and therefore adversely affect our profitability. Materials we utilize are generally available, but future availability is unknown and could impact our ability to meet customer order requirements. If suppliers fail to meet commitments to us in terms of price, delivery, or quality, it could interrupt our operations and negatively impact our ability to meet commitments to customers.
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
We may pursue acquisitions that present risks and may not be successful. Our sales growth plans may occur through both organic growth and acquisitions. Acquisitions involve many risks that could have an adverse effect on our business, financial condition or results of operations, including:

•	difficulties in identifying suitable acquisition candidates and in negotiating and consummating acquisitions on terms attractive to us;

•	difficulties in the assimilation of the operations of the acquired company;

•	the diversion of resources, including diverting management’s attention from our current operations;

•	risks of entering new geographic or product markets in which we have limited or no direct prior experience;

•	the potential loss of key customers of the acquired company;

•	the potential loss of key employees of the acquired company;

•	the potential incurrence of indebtedness to fund the acquisition;

•	the potential issuance of common stock for some or all of the purchase price, which could dilute ownership interests of our current Share Owners;

•	the acquired business not achieving anticipated revenues, earnings, cash flow, or market share;

•	excess capacity;

•	not achieving the expected synergies resulting from the acquisition;

•	the assumption of undisclosed liabilities; and

•	dilution of earnings.

If efforts to introduce new products are not successful, this could limit sales growth or cause sales to decline. We regularly introduce new products to keep pace with workplace trends and evolving regulatory and industry requirements, including environmental, health, and safety standards such as sustainability and ergonomic considerations, and similar standards for the workplace and for product performance. Shifts in workforce demographics, working styles, and technology may impact the quantity and types of furniture products purchased by our customers as commercial office spaces occupy smaller footprints and collaborative, open-plan workstations gain popularity. The introduction of new products requires the coordination of the design, manufacturing, and marketing of such products. The design and engineering required for certain new products can take an extended period of time, and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular product may be delayed or may be less successful than we originally anticipated. Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit sales growth or cause sales to decline.
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
A loss of independent sales representatives, dealers, or other sales channels could lead to a decline in sales. Our office furniture is marketed primarily through Company salespersons to end users, office furniture dealers, wholesalers, brokers, designers, purchasing companies, and catalog houses. Our hospitality furniture is marketed to end users using independent sales representatives. A significant loss within any of these sales channels could result in a sales decline and thus have an adverse impact on our financial position, results of operations, or cash flows.
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
A failure to comply with the financial covenants under our $30 million credit facility could adversely impact us. Our credit facility requires us to comply with certain financial covenants. We believe the most significant covenants under this credit facility are the adjusted leverage ratio and the fixed charge coverage ratio. More detail on these financial covenants is discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Part II of this Annual Report on Form 10-K. As of June 30, 2017, we had no borrowings under this credit facility and we had $1.2 million in letters of credit outstanding which reduced our borrowing capacity on the credit facility. At June 30, 2017, our cash and cash equivalents totaled $98.6 million. In the future, a default on the financial covenants under our credit facility could cause an increase in the borrowing rates or could make it more difficult for us to secure future financing which could adversely affect the financial condition of the Company.
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
Increases in the cost of providing employee healthcare benefits could reduce our profitability. There may continue to be upward pressure on the cost of providing healthcare benefits to our employees. We are self-insured for healthcare benefits so we incur the cost of claims, including catastrophic claims that may occasionally occur, with employees bearing only a limited portion of healthcare costs through employee healthcare premium withholdings. There can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce our profitability.
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
Turnover in personnel could cause manufacturing inefficiencies. The demand for manufacturing labor in certain geographic areas makes retaining experienced production employees difficult. Turnover could result in lost time due to inefficiencies and additional training that could impact our operating results.
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
We also provide financial targets for our expected operating results for future periods. While the information is provided based on current and projected data about the markets we deliver to and our operational capacity and capabilities, the financial targets are subject to risks and uncertainties. If our future results do not match our financial targets for a particular period, or if the financial targets are reduced in future periods, the value of our common stock could decline.
Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in results of operations and general economic, political, and market conditions, may adversely affect the value of our common stock.
Item 1B - Unresolved Staff Comments
None.

Item 2 - Properties
The location and number of our major manufacturing, warehousing, and service facilities, including our executive and administrative offices, as of June 30, 2017, are as follows:

Number of Facilities
North America
Indiana	15
Kentucky	2
Virginia	1
Asia
China	1
Vietnam	1
Total Facilities	20
The listed facilities occupy approximately 3,167,000 square feet in aggregate, of which approximately 3,050,000 square feet are owned and 117,000 square feet are leased.
During fiscal year 2017, a facility in Indiana which housed an education center for dealer and employee training, a research and development center, and a product showroom was sold. We are leasing a portion of the facility back to facilitate the transition of those functions to other existing Indiana locations. The lease expires in fiscal year 2018.
Generally, properties are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize a reduced second or third shift. Due to sales fluctuations, not all facilities were utilized at normal capacity during fiscal year 2017. We continually assess our capacity needs and evaluate our operations to optimize our service levels by geographic region.
Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.
Operating leases for all facilities and related land, including twelve leased office furniture showroom facilities which are not included in the table above, total 334,000 square feet and expire from fiscal year 2018 to 2027 with many of the leases subject to renewal options. The leased showroom facilities are in six states and the District of Columbia. See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases.
We own approximately 338 acres of land which includes land where various facilities reside, including approximately 123 acres of land in the Kimball Industrial Park, Jasper, Indiana.
Item 3 - Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation, individually and in the aggregate, is not expected to have a material adverse impact.
Item 4 - Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
Our executive officers as of August 29, 2017 are as follows:
(Age as of August 29, 2017)

Name	Age	Office and Area of Responsibility	Executive Officer Since Calendar Year
Robert F. Schneider	56	Chairman of the Board, Chief Executive Officer	1992
Donald W. Van Winkle	56	President, Chief Operating Officer	2010
Michelle R. Schroeder	52	Vice President, Chief Financial Officer	2003
Kevin D. McCoy	46	Vice President; President, National	2014
Michael S. Wagner	45	Vice President; President, Kimball	2014
R. Gregory Kincer	59	Vice President, Corporate Development	2014
Julia E. Heitz Cassidy	52	Vice President, Chief Ethics & Compliance Officer, General Counsel and Secretary	2014
Lonnie P. Nicholson	53	Vice President, Chief Administrative Officer	2014
Kourtney L. Smith	47	Vice President; President, Kimball Hospitality	2015
Executive officers are elected annually by the Board of Directors.
Mr. Schneider was appointed Chairman of the Board, Chief Executive Officer in November 2014 and was appointed to our Board of Directors in February 2014. He led the Kimball Hospitality subsidiary in 2013 and 2014, and was Executive Vice President, Chief Financial Officer (“CFO”) from July 1997 to November 2014. He has been with the Company for 29 years in various financial and executive positions. As leader of Kimball Hospitality, he oversaw the business as it returned to profitability in fiscal year 2014. He was also responsible for strategic planning, SEC reporting, finance, capital structure, insurance, tax, internal audit, and treasury services as CFO of the Company.
Mr. Van Winkle was appointed President, Chief Operating Officer in November 2014. He previously served as Executive Vice President, President — Furniture Group from March 2014 to November 2014. He also served as Vice President, President — Office Furniture Group from February 2010 until November 2013 when he was appointed Executive Vice President, President — Office Furniture Group. He had previously served as Vice President, General Manager of National from October 2003 until February 2010, and prior to that served as Vice President, Chief Finance and Administrative Officer for the Furniture Brands Group as well as other key finance roles within our Furniture business since joining the Company in January 1991.
Ms. Schroeder was appointed Vice President, Chief Financial Officer in November 2014. She previously served as Vice President and Chief Accounting Officer, a position she assumed in May 2009. She was appointed to Vice President in December 2004, served as Corporate Controller from August 2002 until May 2009, and prior to that served as Assistant Corporate Controller and Director of Financial Analysis. As CFO, Ms. Schroeder has responsibility for the accounting, internal audit, investor relations, tax and treasury functions, as well as setting financial strategy and policies for the Company.
Mr. McCoy was appointed President, National in November 2014 and was also appointed as a Vice President of Kimball International, Inc. in February 2015. Previously, he served as Vice President, General Manager of National, a position he assumed in 2010. He joined the Company in 1996 and spent nine years with National and Kimball, building a solid background in both front line and management sales experience. He became Vice President of Sales for National in 2005 with responsibility for the field sales organization, distribution strategy and execution, and the achievement of National’s profitable growth goals.
Mr. Wagner was appointed President, Kimball in November 2014 and was also appointed as a Vice President of Kimball International, Inc. in February 2015. Prior to that, he served as Vice President, General Manager of Kimball. Since joining the Company in October 2013, Mr. Wagner has led the extensive sales growth and aggressive cost reductions at Kimball. Prior to joining the Company, he most recently served as Senior Vice President of Sales and Marketing with OFS Brands, Inc. (an office furniture manufacturing company) from 2004 until October 2013. His career spans over 20 years of experience in the office furniture industry with leadership positions in sales, sales management, marketing, and strategic planning.
Mr. Kincer was appointed Vice President, Corporate Development in November 2014. Prior to that, he served as Vice President, Business Development, Treasurer since 2006 with responsibility for global treasury operations managing Company-wide liquidity, commercial banking relationships, corporate debt facilities, foreign exchange risk, and insurance programs as well as the evaluation of acquisition opportunities.  He also served in various finance and leadership roles of progressing responsibility since joining the Company in 1994.
Ms. Heitz Cassidy was appointed Vice President, General Counsel and Secretary in November 2014 and to the additional role of Chief Compliance Officer in July 2016, which was adjusted to Chief Ethics and Compliance Officer in October 2016, where she has the responsibility to provide and oversee the provision of legal advice and guidance as needed by the Company, oversee compliance with laws, assist in instilling and maintaining an ethical corporate culture, and implement and maintain our compliance policies and program. She provides strategic-thinking leadership, advice and counsel to our executive management as well as oversees our legal functions, and as Secretary, assists the Board of Directors. She previously served as Deputy General Counsel since August 2009, with responsibility for handling all day-to-day legal activities of the Company and was appointed to Vice President in October 2013. She joined the Company in 1996 as an associate corporate counsel and has held positions of increasing responsibility within the legal department during her career.
Mr. Nicholson was appointed Vice President, Chief Administrative Officer in February 2015 with responsibility for the human resources and information technology functions. He also served as Vice President, Chief Information Officer from January 2014 until March 2015. Throughout 2013 he served as Director, Business Analytics and then Vice President, Business Analytics, with oversight of strategic application of data analysis, social media and mobile computing in support of the growth of our information management into more predictive analysis in order to build greater responsiveness to customer needs and improvement of operational decision making. He also served as Director of Organizational Development from November 2011 until January 2013, and Director of Employee Engagement from November 2008 until November 2011 following other roles of advancing responsibility in the areas of application development, systems analysis, process re-engineering, lean/continuous improvement and enterprise resource planning since joining the Company in 1986.
Ms. Smith was appointed President, Kimball Hospitality in August 2015 and was also appointed as a Vice President of Kimball International, Inc. in October 2015. She is responsible for the strategic growth and direction of Kimball Hospitality. Previously, she served as Vice President of Marketing for National, a position she assumed in 2010 where she led product development, marketing, sustainability, vertical markets, and brand awareness in the architect and design community. Prior to that, she held various other roles of increasing responsibility in marketing, product development, sales and service. She has over 25 years of experience in the office and hospitality industries.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Share Owner Matters and Issuer Purchases of Equity Securities
Market Prices
Our Class B common stock trades on the Global Select Market of The Nasdaq Stock Market LLC under the symbol: KBAL. High and low sales prices by quarter for the last two fiscal years as quoted by the Nasdaq system were as follows:

	2017		2016
	High	Low	High	Low
First Quarter	$13.46	$10.99	$12.78	$9.22
Second Quarter	$18.00	$11.97	$12.99	$9.37
Third Quarter	$17.98	$15.66	$12.10	$9.45
Fourth Quarter	$18.94	$15.84	$11.85	$10.69
There is no established public trading market for our Class A common stock.  However, Class A shares are convertible on a one-for-one basis to Class B shares.
Dividends
Dividends declared totaled $9.0 million and $8.3 million for fiscal years 2017 and 2016, respectively. Included in these figures are dividends computed and accrued on unvested restricted share units. Dividends on these restricted share units accumulate and, when the restricted share units vest, are paid in shares of our common stock, with the number of shares determined based on the closing price of our common stock on the vesting date. Dividends per share declared by quarter for fiscal year 2017 compared to fiscal year 2016 were as follows:

	2017	2016
First Quarter	$0.06	$0.055
Second Quarter	0.06	0.055
Third Quarter	0.06	0.055
Fourth Quarter	0.06	0.055
Total Dividends	$0.24	$0.220

Share Owners
On August 28, 2017, our Class A common stock was owned by 113 Share Owners of record, and our Class B common stock was owned by 1,285 Share Owners of record, of which 51 also owned Class A common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters of Part III of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allowed for the repurchase of up to two million shares of common stock. During fiscal year 2017, we repurchased all remaining shares originally authorized. On August 11, 2015 an additional two million shares of common stock were authorized by the Board of Directors for repurchase and will remain in effect until all shares authorized have been repurchased. At June 30, 2017, 1.8 million shares remained available under the repurchase program.

During fiscal years 2017 and 2016, we repurchased 0.5 million and 0.7 million shares, respectively, of our common stock. The following table presents a summary of our share repurchases during the fourth quarter of fiscal year 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1 - April 30, 2017)	—	$—	—	1,765,546
Month #2 (May 1 - May 31, 2017)	8,286	$17.00	8,286	1,757,260
Month #3 (June 1 - June 30, 2017)	—	$—	—	1,757,260
Total	8,286	$17.00	8,286
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
The first graph below compares the cumulative total return to Share Owners of our common stock from June 30, 2012 through June 30, 2017, the last business day in the respective fiscal years, to the cumulative total return of the Nasdaq Stock Market (U.S. and Foreign) and a peer group index for the same period of time.
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
Furniture peers:  HNI Corporation, Knoll, Inc., Steelcase Inc., Herman Miller, Inc.
EMS peers (applicable through the October 31, 2014 spin-off):  Benchmark Electronics, Inc., Jabil, Inc., Plexus Corp.
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

The graph assumes $100 is invested in our common stock and each of the two indexes at the closing market quotations on June 30, 2012 and that dividends and the Kimball Electronics spin-off stock distribution are reinvested in Kimball International, Inc.  The performances shown on the graph are not necessarily indicative of future price performance.

	2012	2013	2014	2015	2016	2017
Kimball International, Inc.	$100.00	$128.53	$224.33	$296.05	$282.96	$421.37
Nasdaq Stock Market (U.S. & Foreign)	$100.00	$117.60	$154.26	$176.53	$173.56	$222.67
Peer Group Index	$100.00	$123.16	$140.20	$157.20	$146.14	$139.29

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

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2017	2016	2015	2014	2013
Net Sales	$669,934	$635,102	$600,868	$543,817	$500,005
Income (Loss) from Continuing Operations	$37,506	$21,156	$11,143	$3,419	$(6,616)
Earnings (Loss) Per Share from Continuing Operations:
Basic:	$1.00	$0.56
Class A			$0.25	$0.07	$(0.20)
Class B			$0.29	$0.09	$(0.17)
Diluted:	$0.99	$0.56
Class A			$0.25	$0.07	$(0.20)
Class B			$0.29	$0.09	$(0.17)
Total Assets	$313,747	$273,570	$265,279	$722,146	$644,519
Long-Term Debt, Less Current Maturities	$184	$212	$241	$268	$294
Cash Dividends Per Share:	$0.24	$0.22
Class A			$0.195	$0.18	$0.18
Class B			$0.20	$0.20	$0.20
The preceding table excludes all income statement activity of the discontinued operations. The balance sheet data in the preceding table includes the EMS segment for fiscal years prior to 2015.
Fiscal year 2017 income from continuing operations included $1.1 million ($0.03 per diluted share) of after-tax restructuring gains driven by the sale of the Idaho facility.
Fiscal year 2016 income from continuing operations included $4.5 million ($0.12 per diluted share) of after-tax restructuring expenses.
Fiscal year 2015 income from continuing operations included $3.2 million ($0.08 per diluted share) of after-tax restructuring expenses and $3.2 million ($0.08 per diluted share) of after-tax expense related to the spin-off.
Fiscal year 2014 income from continuing operating included an after-tax gain of $1.1 million ($0.03 per diluted share) for the sale of an idle Furniture segment manufacturing facility and land located in Jasper, Indiana, after-tax impairment of $0.7 million ($0.02 per diluted share) for an aircraft which was subsequently sold, and $1.4 million ($0.04 per diluted share) of after-tax expense related to the spin-off.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
Kimball International, Inc. (the “Company,” “Kimball International,” “we,” “us,” or “our”) creates design driven, innovative furnishings sold through our family of brands: Kimball, National, and Kimball Hospitality. Our diverse portfolio offers solutions for the workplace, learning, healing, and hospitality environments.  Dedicated to our Guiding Principles, our values and integrity are evidenced by public recognition as a highly trusted company and an employer of choice. “We Build Success” by establishing long-term relationships with customers, employees, suppliers, share owners and the communities in which we operate.
We closely monitor key indicators for the markets in which we compete. As reported by the Business and Institutional Furniture Manufacturer Association (“BIFMA”), the forecast by IHS as of May 2017 for the North American commercial furniture market, which they define as including office, education, and healthcare furniture products, projects a year-over-year increase of 5.1% for calendar year 2017 and 5.0% for calendar year 2018. The forecast for two of the leading indicators for the hospitality furniture market (May 2017 PwC Hospitality Directions U.S. report) include a projected increase in RevPAR (Revenue Per Available Room) of 2.3% for calendar year 2017 and 2.0% for calendar year 2018, while the occupancy rate forecast for calendar year 2017 is flat and for calendar year 2018 it shows a slight decline as occupancy levels hover at peak levels.

Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
The U.S. government, as well as state and local governments, can typically terminate or modify their contracts with us either at their discretion or if we default by failing to perform under the terms of the applicable contract, which could expose us to liability and impede our ability to compete in the future for contracts and orders.  The failure to comply with regulatory and contractual requirements could subject us to investigations, fines, or other penalties, and violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. In March 2016, in connection with a renewal of one of our two contracts with the General Services Administration (“GSA”), we became aware of noncompliance and inaccuracies in our GSA subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, have met with government officials as requested on two occasions, and intend to cooperate fully with any further inquiries or investigations. We cannot reasonably predict the outcome of a government investigation at this time. During fiscal year 2017, sales related to our GSA contracts were approximately 8.8% of our consolidated sales, with one contract accounting for approximately 6.1% of our consolidated sales and the other contract accounting for approximately 2.7% of our consolidated sales.

•
Due to the contract and project nature of furniture markets, fluctuation in the demand for our products and variation in the gross margin on those projects is inherent to our business which in turn impact our operating results. Effective management of our manufacturing capacity is and will continue to be critical to our success. See below for further details regarding current sales and open order trends.

•
We expect to continue to invest in capital expenditures prudently, including potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.

•
We have a strong focus on cost control and closely monitor market changes and our liquidity in order to proactively adjust our operating costs, discretionary capital spending, and dividend levels as needed. Managing working capital in conjunction with fluctuating demand levels is likewise key. In addition, a long-standing component of our Annual Cash Incentive plan is that it is linked to our Company-wide and business unit performance which is designed to adjust compensation expense as profits change.

•
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, was $127.4 million at June 30, 2017.

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

•
Despite modest strengthening of the economic outlook, uncertainty in areas such as tax reform, trade agreements, and tariffs, could pose a threat to our future growth if companies reduce capital spending in response to the uncertainty.

•
Employees throughout our business operations are an integral part of our ability to compete successfully, and the stability of the management team is critical to long-term Share Owner value. Our career development and succession planning processes help to maintain stability in management.

Fiscal Year 2017 Results of Operations

	At or for the Year Ended
	June 30
(Amounts in Millions)	2017	2016	% Change
Net Sales	$669.9	$635.1	5%
Gross Profit	223.3	203.8	10%
Selling and Administrative Expense	168.5	163.0	3%
Restructuring (Gain) Expense	(1.8)	7.3
Operating Income	56.7	33.5	69%
Operating Income %	8.5%	5.3%
Adjusted Operating Income *	$54.8	$40.8	34%
Adjusted Operating Income % *	8.2%	6.4%
Net Income †	$37.5	$21.2	77%
Adjusted Net Income *	36.4	25.7	42%
Diluted Earnings Per Share	$0.99	$0.56
Adjusted Diluted Earnings Per Share *	$0.96	$0.68
Open Orders	$131.6	$129.9	1%
* Items indicated represent Non-GAAP measurements. See the “Non-GAAP Financial Measures” section below.
† Net Income is equivalent to Income from Continuing Operations in fiscal years 2017 and 2016.

Net Sales by End Market Vertical
	Year Ended
	June 30
(Amounts in Millions)	2017	2016	% Change
Commercial	$203.6	$201.0	1%
Education	77.9	68.7	13%
Finance	68.0	59.6	14%
Government	80.5	74.4	8%
Healthcare	86.1	83.5	3%
Hospitality	153.8	147.9	4%
Total Net Sales	$669.9	$635.1	5%
Fiscal year 2017 consolidated net sales were $669.9 million compared to fiscal year 2016 net sales of $635.1 million, a 5% increase. Increased volume across all verticals was the primary driver while the positive impact of price increases contributed to a lesser extent. Our education vertical market sales grew as we continued our focus on education products and distribution. Our finance vertical market sales increase was driven by focus on strategic accounts and assisting financial institutions with refreshing their image and adding collaborative spaces. Our sales in the government vertical market increased as we experienced improved order activity on awarded blanket purchase agreements and had success with larger projects relative to fiscal year 2016. The hospitality vertical market sales increase was primarily driven by increased non-custom business. During fiscal year 2017, our new products specific to healthcare settings drove increased sales which were partially offset due to uncertainty surrounding the potential replacement of the Affordable Care Act. Each of our vertical market sales levels can fluctuate depending on the mix of projects in a given period.
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

Open orders at June 30, 2017 increased 1% when compared to the open order level as of June 30, 2016 as demand for office furniture increased and hospitality furniture open orders declined slightly. Open orders at a point in time may not be indicative of future sales trends.
In fiscal year 2017 we recorded net income of $37.5 million, or $0.99 per diluted share, inclusive of a $1.1 million after-tax restructuring gain, or $0.03 per diluted share, from the sale of the Idaho facility. In fiscal year 2016 we recorded net income of $21.2 million, or $0.56 per diluted share, inclusive of $4.5 million, or $0.12 per diluted share, of after-tax restructuring expense. Excluding these non-recurring gains or expenses, our adjusted net income for fiscal year 2017 improved to $36.4 million, or $0.96 per diluted share, compared to adjusted net income for fiscal year 2016 of $25.7 million, or $0.68 per diluted share. See the “Non-GAAP Financial Measures” section below.
Gross profit as a percent of net sales increased 120 basis points in fiscal year 2017 compared to fiscal year 2016. The improvement was driven by the favorable impact of price increases, the benefit of leverage gained on higher sales volumes, and the benefits from our restructuring plan involving the transfer of metal fabrication production from Idaho into facilities in Indiana. Higher employee benefit costs in fiscal year 2017, retirement expense in particular, partially offset the aforementioned improvements.
As a percent of net sales, selling and administrative expenses in fiscal year 2017 compared to fiscal year 2016 decreased 50 basis points due to the increased sales volumes. In absolute dollars selling and administrative spending increased 3% primarily due to higher incentive compensation costs as a result of higher earnings levels and higher salary expense. We also had an unfavorable variance within selling and administrative expenses of $1.2 million for fiscal year 2017 compared to fiscal year 2016 related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (“SERP”) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on net income. During fiscal year 2017 we also recognized $1.2 million of gains on the sale of land.
In November 2014, we announced a capacity utilization restructuring plan which included the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one. The jet was sold in the third quarter of fiscal year 2015, and as a result of the aircraft fleet reduction, we began realizing the expected pre-tax annual savings of $0.8 million. The remaining jet is primarily used for transporting customers to visit our showrooms, offices, research and development center, and manufacturing locations. The consolidation of our metal fabrication production was substantially complete as of June 30, 2016. The facility and land were sold during our first quarter of fiscal year 2017; therefore, fiscal year 2017 includes a pre-tax restructuring gain of $1.8 million which included a gain on the sale of the facility and land of $2.1 million partially offset by restructuring expense of $0.3 million. We recognized pre-tax restructuring expense of $7.3 million in fiscal year 2016. The improvement of customer delivery, supply chain dynamics, and reduction of transportation costs were expected to generate annual pre-tax savings of approximately $5 million per year, and we achieved savings of approximately $4.7 million in fiscal year 2017 as savings began to ramp up during our first quarter. See Note 18 - Restructuring Expense of Notes to Consolidated Financial Statements for further information on restructuring.
Other Income (Expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2017	2016
Interest Income	$536	$275
Interest Expense	(37)	(22)
Foreign Currency Gain (Loss)	18	(17)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	1,215	(13)
Other	(377)	(330)
Other Income (Expense), net	$1,355	$(107)
Our fiscal year 2017 effective tax rate was 35.4% as higher taxable income generated a $1.2 million higher domestic manufacturing deduction than fiscal year 2016. Our fiscal year 2016 effective tax rate was 36.6%, and did not include any material unusual items.
Comparing the balance sheet as of June 30, 2017 to June 30, 2016, our short-term investments line increased during fiscal year 2017 as we began investing in available-for-sale securities, including municipal bonds, certificates of deposit purchased in the secondary market, and government agency securities. The assets held for sale line declined as of June 30, 2017 as we completed the sale of our Idaho facility during fiscal year 2017 and the decline was partially offset by the classification of our fleet of over-the-road tractors and trailers as assets held for sale near the end of fiscal year 2017. Upon the sale of our fleet, that function will be outsourced beginning in September 2017.
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
The EMS business was reclassified to discontinued operations. Discontinued operations did not have an impact on the financial results of fiscal year 2017 or 2016. Financial results of the discontinued operations through the spin-off date for fiscal year 2015 were as follows:

Year Ended June 30
(Amounts in Thousands, Except Per Share Data)	2015
Net Sales of Discontinued Operations	$275,551
Income from Discontinued Operations, Net of Tax	$9,157
Income from Discontinued Operations per Class B Diluted Share	$0.23
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

	At or for the Year Ended
	June 30
(Amounts in Millions)	2016	2015	% Change
Net Sales	$635.1	$600.9	6%
Gross Profit	203.8	188.9	8%
Selling and Administrative Expense	163.0	166.3	(2%)
Restructuring Expense	7.3	5.3
Operating Income	33.5	17.3	93%
Operating Income %	5.3%	2.9%
Adjusted Operating Income *	$40.8	$25.8	58%
Adjusted Operating Income % *	6.4%	4.3%
Income from Continuing Operations	$21.2	$11.1	90%
Adjusted Income from Continuing Operations *	25.7	17.6	46%
Diluted Earnings Per Share from Continuing Operations	$0.56	$0.29
Adjusted Diluted Earnings Per Share from Continuing Operations *	$0.68	$0.45
Open Orders	$129.9	$111.9	16%
* Items indicated represent Non-GAAP measurements. See the “Non-GAAP Financial Measures” section below.

Fiscal year 2016 net sales were $635.1 million compared to fiscal year 2015 net sales of $600.9 million, or a 5.7% increase. Both increased volume and to a lesser extent the positive impact of price increases drove the net sales increase. Our healthcare vertical market sales benefited from strengthening relationships with purchasing organizations and product solutions specific to healthcare settings. Our education vertical market sales increased as we are more aggressively pursuing opportunities in this area. Improvement in the hospitality vertical market, despite the unusually large custom order received in fiscal year 2015, was driven by increased non-custom business. Each of our vertical market sales levels can fluctuate depending on the mix of projects in a given period.
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
Gross profit as a percent of net sales increased 70 basis points in fiscal year 2016 compared to fiscal year 2015. The favorable impact of price increases and lower discounting, the benefit of leverage gained on higher sales volumes, and lower outbound freight costs were partially offset by labor inefficiencies related to the transfer of production from our Idaho manufacturing facility to our other manufacturing facilities and higher employee healthcare expenses.
As a percent of net sales, selling and administrative expenses in fiscal year 2016 compared to fiscal year 2015 decreased 200 basis points, due to the increased sales volumes coupled with a 2.0% decrease in selling and administrative spending in absolute dollars. The decline in selling and administrative expenses in absolute dollars was primarily due to spin-off expenses of $3.2 million incurred in the prior year and due to the retirement of key executives as of the spin-off date which were partially offset by higher fiscal year 2016 commission expenses related to the increased sales volumes and increased healthcare expense.
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
Liquidity and Capital Resources
Our cash position, which is comprised of cash, cash equivalents, and short-term investments, increased to $98.6 million at June 30, 2017 from $47.6 million at June 30, 2016, due to $64.8 million of cash flows from operations and proceeds from the sale of assets net of selling expenses of $13.2 million which were partially offset by the return of capital to share owners in the form of stock repurchases and dividends totaling $15.4 million during fiscal year 2017.

Working capital at June 30, 2017 was $82.5 million compared to working capital of $52.8 million at June 30, 2016. The increase in working capital was driven by the $51.0 million increase in our cash and short-term investments position. The current ratio was 1.7 at June 30, 2017 and 1.5 at June 30, 2016.
Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, totaled $127.4 million at June 30, 2017. At June 30, 2017, we had $1.2 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. We had no credit facility borrowings outstanding as of June 30, 2017 or June 30, 2016.
During fiscal year 2017 we sold a facility in Indiana which housed an education center for dealer and employee training, a research and development center, and a product showroom for proceeds of $3.8 million. We are leasing a portion of the facility back to facilitate the short-term transition of those functions to other existing Indiana locations. The sale of the facility does not qualify for sale-leaseback accounting thus the book value of the building remains on the property and equipment line of our Consolidated Balance Sheet as of June 30, 2017 and the related sale-leaseback financing obligation is a current liability on our Consolidated Balance Sheet as of June 30, 2017.
Cash Flows
Cash management was centralized prior to the spin-off, thus cash flows prior to the October 31, 2014 spin-off date include Kimball Electronics cash flows. Cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flow statement category on our Consolidated Statements of Cash Flows for fiscal year 2015.
The following table reflects the major categories of cash flows for fiscal years 2017, 2016, and 2015. Coinciding with the implementation of a new accounting standard regarding employee share-based payment transactions, fiscal year 2016 and 2015 cash flows have been restated to present excess tax benefits in cash flows from operations rather than cash flows from financing.

	Year Ended
	June 30
(Amounts in millions)	2017	2016	2015
Net cash provided by operating activities	$64,844	$49,352	$15,000
Net cash used for investing activities	$(36,176)	$(16,883)	$(30,657)
Net cash used for financing activities	$(13,362)	$(19,554)	$(85,052)
Cash Flows from Operating Activities
For fiscal years 2017 and 2016, net cash provided by operating activities was $64.8 million and $49.4 million, respectively, fueled by net income of $37.5 million and $21.2 million, respectively. Changes in working capital balances provided $10.1 million and $4.6 million of cash in fiscal years 2017 and 2016, respectively. Cash generated from operating activities in fiscal year 2015 totaled $15.0 million, which was impacted by net income of $20.3 million, and favorable non-cash adjustments to reconcile net income to net cash provided by operating activities of $27.9 million, which were partially offset by changes in working capital balances which used $33.2 million of cash.
The $10.1 million of cash provided by changes in working capital balances in fiscal year 2017 was primarily driven by a combined $5.7 million increase in accrued annual cash incentive compensation and accrued retirement plan contributions.
The $4.6 million of cash provided by changes in working capital balances in fiscal year 2016 was primarily due to the $4.9 million source of cash driven by a decrease in our accounts receivable balance as the collection process was improved at a select location.
The $33.2 million usage of cash from changes in working capital balances in fiscal year 2015 was primarily driven by increases in our inventory balance and accounts receivable balance. Slightly more than half of the $21.9 million usage of cash for inventory was driven by increased inventory levels in our furniture operations while the remainder was related to inventory fluctuations of the discontinued EMS business prior to the spin date. The $15.3 million usage of cash for receivables was primarily driven by increased receivables levels in our furniture operations and to a lesser extent increased receivables levels of the discontinued EMS business prior to the spin-off date.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for both fiscal years ended June 30, 2017 and June 30, 2016 was 27.0 days. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the fiscal year ended June 30, 2017 decreased to 47.0 days from 51.0 days for the fiscal year ended June 30, 2016. The

PDSOH decrease was driven by efforts focused on reduction of inventory levels and by the completion of the manufacturing consolidation plan. We define PDSOH as the average of the monthly gross inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During fiscal year 2017 we invested $36.1 million in available-for-sale securities, net of maturities, including municipal bonds, certificates of deposit purchased in the secondary market, and government agency securities. During fiscal year 2017 we also received proceeds from the sale of assets net of selling expenses of $13.2 million, the majority of which related to the sale of our Idaho facility. During fiscal years 2017, 2016, and 2015 we reinvested $12.7 million, $16.2 million, and $33.1 million, respectively, into capital investments for the future. The capital investments during fiscal year 2017 were primarily for facility improvements such as renovations to showrooms and the corporate headquarters, various manufacturing equipment, and replacements of tractors and trailers in our fleet. The fiscal year 2016 capital investments were primarily for manufacturing equipment such as an automated finish technology upgrade and equipment related to the transition of metal fabrication capabilities and assembly operations to certain Indiana facilities and various facility and showroom improvements. The fiscal year 2015 capital investments were primarily for improvements to a sales and marketing facility which showcases product in a working environment, improvements to showrooms and manufacturing facilities, and manufacturing equipment in our continuing furniture business and to a lesser extent for manufacturing equipment in our discontinued EMS business prior to spin-off.
Cash Flows from Financing Activities
We paid $8.8 million of dividends in fiscal year 2017 compared to paying $8.1 million of dividends in fiscal year 2016 and $7.7 million of dividends in fiscal year 2015. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. We repurchased shares pursuant to a previously announced stock repurchase program which drove cash outflow of $6.7 million in fiscal year 2017, $9.7 million in fiscal year 2016, and $10.3 million in fiscal year 2015. In fiscal year 2015, Kimball International transferred $63.0 million of cash to Kimball Electronics in conjunction with the spin-off.
Credit Facility
We maintain a $30.0 million credit facility with a maturity date of October 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55.0 million at our request, subject to the consent of the participating banks. At June 30, 2017, we had $1.2 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. At both June 30, 2017 and June 30, 2016, we had no borrowings outstanding.
The credit facility requires us to comply with certain debt covenants, the most significant of which are the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15,000,000 to (b) consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, and may not be greater than 3.0 to 1.0. The fixed charge coverage ratio is defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), determined as of the end of each of our fiscal quarters for the trailing four fiscal quarters then ending, and may not be less than 1.10 to 1.00. We were in compliance with all debt covenants of the credit facility during fiscal year 2017.
The table below compares the adjusted leverage ratio and fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	June 30, 2017	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.60)	3.00	3.60
Fixed Charge Coverage Ratio	909.95	1.10	908.85
Future Liquidity
We believe our principal sources of liquidity from available funds on hand and short term investments, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to fund future dividends and meet our working capital and other operating needs for at least the next 12 months. During fiscal year 2018, we anticipate cash outflow of approximately $15.7 million for accrued cash incentive compensation related to our fiscal year 2017 performance. We will continue to evaluate market conditions in determining future share repurchases. During fiscal year 2018 we expect to ramp up investments in capital expenditures, particularly for projects such as our headquarters renovation, showroom renovations, machinery and equipment upgrades and automation, and potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. During the first quarter of fiscal year 2018 we expect to collect cash of approximately $4.2 million related to the sale of our fleet of over-the-road tractors and trailers.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our services, the impact of changes in tariffs, loss of key contract customers, including government subcontract customers, or potential fines and penalties that may result from the government’s review of our GSA subcontractor reporting, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.

Non-GAAP Financial Measures
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the United States in the statements of income, statements of comprehensive income, balance sheets, or statements of cash flows of the company. The non-GAAP financial measures used within this MD&A include (1) operating income excluding spin-off expenses and restructuring (gain) expense; (2) income from continuing operations and net income excluding spin-off expenses and restructuring (gain) expense; and (3) diluted earnings per share from continuing operations and net income excluding spin-off expenses and restructuring (gain) expense. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the table below. Management believes it is useful for investors to understand how its core operations performed without spin-off expenses and gains or expenses incurred in executing its restructuring plans. Excluding these amounts allows investors to meaningfully trend, analyze, and benchmark the performance of our core operations. Many of our internal performance measures that management uses to make certain operating decisions exclude these gains/expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures
(Amounts in Thousands, Except for Per Share Data)
	Year Ended
	June 30
	2017	2016	2015
Operating Income	$56,663	$33,497	$17,322
Pre-tax Spin-off Expenses	—	—	3,219
Pre-tax Restructuring (Gain) Expense	(1,832)	7,328	5,290
Adjusted Operating Income	$54,831	$40,825	$25,831
Net Sales	$669,934	$635,102	$600,868
Adjusted Operating Income %	8.2%	6.4%	4.3%

Income from Continuing Operations	$37,506	$21,156	$11,143
Pre-tax Spin-off Expenses	—	—	3,219
Tax on Spin-off Expenses	—	—	(26)
After-tax Spin-off Expenses	—	—	3,193
Pre-tax Restructuring (Gain) Expense	(1,832)	7,328	5,290
Tax on Restructuring (Gain) Expense	713	(2,825)	(2,055)
After-tax Restructuring (Gain) Expense	(1,119)	4,503	3,235
Adjusted Income from Continuing Operations	$36,387	$25,659	$17,571
Income from Discontinued Operations, Net of Tax	$—	$—	$9,157
Adjusted Net Income	$36,387	$25,659	$26,728

Diluted Earnings Per Share from Continuing Operations	$0.99	$0.56	$0.29
Impact of Spin-off Expenses	—	—	0.08
Impact of Restructuring (Gain) Expense	(0.03)	0.12	0.08
Adjusted Diluted Earnings Per Share from Continuing Operations	$0.96	$0.68	$0.45
Earnings Per Share from Discontinued Operations	$—	$—	$0.23
Adjusted Diluted Earnings Per Share	$0.96	$0.68	$0.68
The open orders metric is a key performance indicator representing firm orders placed by our customers which have not yet been fulfilled and are expected to be recognized as revenue during future quarters. The timing of shipments can vary, but generally open orders are expected to ship within a twelve-month period.

Fair Value
Financial assets classified as level 1 assets were valued using readily available market pricing. For commercial paper and available-for-sale securities classified as level 2 assets, the fair values are determined based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information. We evaluated the inputs used to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. The investment in stock warrants and non-marketable equity securities of a privately-held company are classified as level 3 financial assets. The stock warrants are accounted for as a derivative instrument valued on a recurring basis considering the pricing of recent purchases or sales of the investment as well as positive and negative qualitative evidence, while the non-marketable equity securities are accounted for as a cost-method investment which carries the securities at cost, except in the event of impairment.
See Note 11 - Fair Value of Notes to Consolidated Financial Statements for more information.
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2017.

	Payments Due During Fiscal Years Ending June 30
(Amounts in Millions)	Total	2018	2019-2020	2021-2022	Thereafter
Recorded Contractual Obligations: (a)
Long-Term Debt Obligations (b)	$0.2	$—	$—	$0.1	$0.1
Other Long-Term Liabilities Reflected on the Balance Sheet (c) (d) (e)	17.0	2.6	4.0	2.7	7.7
Unrecorded Contractual Obligations:
Operating Leases (e)	24.9	3.7	6.8	6.4	8.0
Purchase Obligations (f)	49.6	37.0	6.4	6.2	—
Other (b)	0.1	—	0.1	—	—
Total	$91.8	$43.3	$17.3	$15.4	$15.8

(a)	As of June 30, 2017, we had had less than $0.1 million of Capital Lease Obligations.

(b)
Refer to Note 6 - Long-Term Debt and Credit Facilities of Notes to Consolidated Financial Statements for more information regarding Long-Term Debt Obligations. Accrued interest is also included on the Long-Term Debt Obligations line. The fiscal year 2018 amount includes less than $0.1 million of long-term debt obligations due in fiscal year 2018 which were recorded as a current liability. The estimated interest not yet accrued related to debt is included in the Other line item within the Unrecorded Contractual Obligations.

(c)	The timing of payments of certain items included on the “Other Long-Term Liabilities Reflected on the Balance Sheet” line above is estimated based on the following assumptions:

•
The timing of SERP payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants. The fiscal year 2018 amount includes $1.3 million for SERP payments recorded as current liabilities.

•
The timing of severance plan payments is estimated based on the average remaining service life of employees. The fiscal year 2018 amount includes $0.6 million for severance payments recorded as a current liability.

•	The timing of warranty payments is estimated based on historical data. The fiscal year 2018 amount includes $0.7 million for short-term warranty payments recorded as a current liability.

(d)
Excludes $2.5 million of long-term unrecognized tax benefits and associated accrued interest and penalties along with deferred tax liabilities and miscellaneous other long-term tax liabilities which are not tied to a contractual obligation and for which we cannot make a reasonably reliable estimate of the period of future payments.

(e)	Refer to Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information regarding Operating Leases and certain Other Long-Term Liabilities.

(f)
Purchase Obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. The amounts listed above for purchase obligations include contractual commitments for items such as raw materials, supplies, capital expenditures, services, and software acquisitions/license commitments. Cancellable purchase obligations that we intend to fulfill are also included in the purchase obligations amount listed above through fiscal year 2022.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are limited to standby letters of credit, one performance bond, and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information on the standby letters of credit and the performance bond. We do not have material exposures to trading activities of non-exchange traded contracts.
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in the assumptions used to value these estimates, which are based on current facts and circumstances, prior experience, and other assumptions that are believed to be reasonable. Management believes the following critical accounting policies reflect the more significant judgments and estimates used in preparation of our consolidated financial statements and are the policies that are most critical in the portrayal of our financial position and results of operations. Management has discussed these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.
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
Self-insurance reserves - We are self-insured up to certain limits for auto and general liability, workers’ compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2017 and June 30, 2016, our accrued liabilities for self-insurance exposure were $4.3 million and $3.7 million, respectively.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $2.8 million at June 30, 2017 and $3.0 million at June 30, 2016.
New Accounting Standards
See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk: We hold an investment portfolio of available-for-sale securities, comprised of municipal bonds, certificates of deposit purchased in the secondary market, and government agency securities. As of June 30, 2017, the fair value of the investment portfolio was $35.7 million. Our investment policy dictates that municipal bonds and government agency securities must be investment grade quality, and all certificates of deposit are FDIC insured. These securities are fixed income instruments and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in an annual period in market interest rates from levels at June 30, 2017 would cause the fair value of these investments to decline by an immaterial amount. Further information on investments is provided in Note 13 - Investments of Notes to Consolidated Financial Statements.
We also hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in non-marketable equity securities invested during fiscal year 2016, and $1.5 million in stock warrants invested during fiscal year 2017. The fair value of the investment may fluctuate due to events and changes in circumstances, but we have incurred no impairment during fiscal year 2017.
Commodity Risk: We are exposed to market risk with respect to commodity price fluctuations for components used in the manufacture of our products, primarily related to wood and wood-related components, steel, plastics, and aluminum. These components are impacted by global pricing pressures and general economic conditions. We strive to offset increases in the cost of these materials through global sourcing initiatives, product re-engineering and parts standardization, and price increases on our products. We are also exposed to fluctuation in transportation costs which vary primarily based upon fuel prices. Fuel prices are managed by optimizing logistics and supply chain planning, and increasing prices on our products.
Foreign Exchange Rate Risk: Our former EMS segment, classified as a discontinued operation, operated internationally and was therefore exposed to potentially adverse movements in foreign currency rate changes. Our risk management strategy included the use of derivative financial instruments to hedge certain foreign currency exposures. Derivatives were used only to manage underlying exposures and were not used in a speculative manner. Further information on derivative financial instruments is provided in Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements. Our continuing operations have minimal foreign currency risk and held no derivative instruments as of June 30, 2017 and 2016.

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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2017.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included herein.

/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Chairman of the Board,
Chief Executive Officer
August 29, 2017

/s/MICHELLE R. SCHROEDER
Michelle R. Schroeder
Vice President,
Chief Financial Officer
August 29, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Share Owners of Kimball International, Inc.
Jasper, Indiana
We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows, and share owners’ equity for each of the three years in the period ended June 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kimball International, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 29, 2017

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	June 30, 2017	June 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$62,882	$47,576
Short-term investments	35,683	—
Receivables, net of allowances of $1,626 and $2,145, respectively	53,909	51,710
Inventories	38,062	40,938
Prepaid expenses and other current assets	8,050	10,254
Assets held for sale	4,223	9,164
Total current assets	202,809	159,642
Property and Equipment, net of accumulated depreciation of $182,803 and $181,500, respectively	80,069	87,086
Intangible Assets, net of accumulated amortization of $35,148 and $35,147, respectively	2,932	3,021
Deferred Tax Assets	14,487	12,790
Other Assets	13,450	11,031
Total Assets	$313,747	$273,570

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$27	$29
Accounts payable	44,730	41,826
Customer deposits	20,516	18,625
Sale-leaseback financing obligation	3,752	—
Dividends payable	2,296	2,103
Accrued expenses	49,018	44,292
Total current liabilities	120,339	106,875
Other Liabilities:
Long-term debt, less current maturities	184	212
Other	17,020	16,615
Total other liabilities	17,204	16,827
Share Owners’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 280,000 and 292,000, respectively	14	14
Class B - Shares authorized: 100,000,000 Shares issued: 42,744,000 and 42,733,000, respectively	2,137	2,137
Additional paid-in capital	2,971	2,917
Retained earnings	230,763	205,104
Accumulated other comprehensive income	1,115	1,311
Less: Treasury stock, at cost, 5,726,000 shares and 5,512,000 shares, respectively	(60,796)	(61,615)
Total Share Owners’ Equity	176,204	149,868
Total Liabilities and Share Owners’ Equity	$313,747	$273,570
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2017	2016	2015
Net Sales	$669,934	$635,102	$600,868
Cost of Sales	446,629	431,298	412,003
Gross Profit	223,305	203,804	188,865
Selling and Administrative Expenses	168,474	162,979	166,253
Restructuring (Gain) Expense	(1,832)	7,328	5,290
Operating Income	56,663	33,497	17,322
Other Income (Expense):
Interest income	536	275	213
Interest expense	(37)	(22)	(24)
Non-operating income	1,276	79	709
Non-operating expense	(420)	(439)	(541)
Other income (expense), net	1,355	(107)	357
Income from Continuing Operations Before Taxes on Income	58,018	33,390	17,679
Provision for Income Taxes	20,512	12,234	6,536
Income from Continuing Operations	37,506	21,156	11,143
Income from Discontinued Operations, Net of Tax	—	—	9,157
Net Income	$37,506	$21,156	$20,300

Earnings Per Share of Common Stock:
Basic Earnings Per Share from Continuing Operations:	$1.00	$0.56
Class A			$0.25
Class B			$0.29
Diluted Earnings Per Share from Continuing Operations:	$0.99	$0.56
Class A			$0.25
Class B			$0.29
Basic Earnings Per Share:	$1.00	$0.56
Class A			$0.49
Class B			$0.53
Diluted Earnings Per Share:	$0.99	$0.56
Class A			$0.49
Class B			$0.52

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	37,334	37,462	38,645
Diluted	37,833	37,852	38,971
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2017			Year Ended June 30, 2016			Year Ended June 30, 2015
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$37,506			$21,156			$20,300
Other comprehensive income (loss):
Available-for-sale securities	$(34)	$13	$(21)	$—	$—	$—	$—	$—	$—
Foreign currency translation adjustments	—	—	—	—	—	—	(6,070)	—	(6,070)
Postemployment severance actuarial change	186	(72)	114	576	(225)	351	895	(356)	539
Derivative gain	—	—	—	—	—	—	2,513	(416)	2,097
Reclassification to (earnings) loss:
Derivatives	—	—	—	—	—	—	(1,484)	291	(1,193)
Amortization of prior service costs	—	—	—	—	—	—	185	(73)	112
Amortization of actuarial change	(473)	184	(289)	(441)	172	(269)	(292)	117	(175)
Other comprehensive income (loss)	$(321)	$125	$(196)	$135	$(53)	$82	$(4,253)	$(437)	$(4,690)
Total comprehensive income			$37,310			$21,238			$15,610

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$37,506	$21,156	$20,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,553	14,996	20,114
(Gain) Loss on sales of assets	(3,148)	181	912
Restructuring and asset impairment charges	241	153	953
Deferred income tax and other deferred charges	(1,580)	2,523	(537)
Stock-based compensation	6,303	5,558	6,414
Other, net	(125)	201	38
Change in operating assets and liabilities:
Receivables	(3,550)	4,874	(15,266)
Inventories	2,876	(3,304)	(21,934)
Prepaid expenses and other current assets	2,694	459	(4,870)
Accounts payable	1,998	2,874	5,632
Customer deposits	1,891	7	4,488
Accrued expenses	4,185	(326)	(1,244)
Net cash provided by operating activities	64,844	49,352	15,000
Cash Flows From Investing Activities:
Capital expenditures	(11,751)	(15,028)	(31,708)
Proceeds from sales of assets	13,200	290	2,524
Purchases of capitalized software	(982)	(1,138)	(1,407)
Purchases of available-for-sale securities	(42,059)	—	—
Maturities of available-for-sale securities	5,941	—	—
Other, net	(525)	(1,007)	(66)
Net cash used for investing activities	(36,176)	(16,883)	(30,657)
Cash Flows From Financing Activities:
Transfer of cash and cash equivalents to Kimball Electronics, Inc.	—	—	(63,006)
Net change in capital leases and long-term debt	(30)	(27)	(25)
Proceeds from sale-leaseback financing obligation	3,752	—	—
Dividends paid to Share Owners	(8,783)	(8,078)	(7,660)
Repurchases of Common Stock	(6,665)	(9,665)	(10,342)
Repurchase of employee shares for tax withholding	(1,636)	(1,784)	(4,019)
Net cash used for financing activities	(13,362)	(19,554)	(85,052)
Effect of Exchange Rate Change on Cash and Cash Equivalents	—	—	(1,254)
Net Increase (Decrease) in Cash and Cash Equivalents	15,306	12,915	(101,963)
Cash and Cash Equivalents at Beginning of Year	47,576	34,661	136,624
Cash and Cash Equivalents at End of Year	$62,882	$47,576	$34,661
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHARE OWNERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Share Owners’ Equity
	Class A	Class B
Amounts at June 30, 2014	$560	$1,591	$6,269	$487,040	$2,440	$(56,367)	$441,533
Distribution to Kimball Electronics, Inc.			(508)	(303,215)	3,479		(300,244)
Net income				20,300			20,300
Other comprehensive income					(4,690)		(4,690)
Issuance of non-restricted stock (29,000 shares)			(605)			436	(169)
Conversion of Class A to Class B common stock (10,826,000 shares)	(541)	541					—
Compensation expense related to stock incentive plans			6,414				6,414
Performance share issuance (407,000 shares)			(7,452)	(2,048)		7,002	(2,498)
Restricted share units issuance (31,000 shares)			(673)			558	(115)
Repurchase of Common Stock (991,000 shares)						(11,321)	(11,321)
Dividends declared:
Class A ($0.195 per share)				(536)			(536)
Class B ($0.20 per share)				(7,169)			(7,169)
Amounts at June 30, 2015	$19	$2,132	$3,445	$194,372	$1,229	$(59,692)	$141,505
Adjustment of Kimball Electronics, Inc. distribution				(4)			(4)
Net income				21,156			21,156
Other comprehensive income					82		82
Issuance of non-restricted stock (44,000 shares)			(1,058)			950	(108)
Conversion of Class A to Class B common stock (94,000 shares)	(5)	5					—
Compensation expense related to stock incentive plans			5,558				5,558
Performance share issuance (235,000 shares)			(3,445)	(2,132)		4,424	(1,153)
Restricted share units issuance (56,000 shares)			(1,583)			1,389	(194)
Repurchase of Common Stock (736,000 shares)						(8,686)	(8,686)
Dividends declared ($0.22 per share)				(8,288)			(8,288)
Amounts at June 30, 2016	$14	$2,137	$2,917	$205,104	$1,311	$(61,615)	$149,868
Net income				37,506			37,506
Other comprehensive income					(196)		(196)
Issuance of non-restricted stock (49,000 shares)			(1,205)			1,204	(1)
Conversion of Class A to Class B common stock (11,000 shares)	—	—					—
Compensation expense related to stock incentive plans			6,303				6,303
Performance share issuance (192,000 shares)			(3,096)	(2,823)		4,751	(1,168)
Restricted share units issuance (61,000 shares)			(1,948)			1,529	(419)
Repurchase of Common Stock (516,000 shares)						(6,665)	(6,665)
Dividends declared ($0.24 per share)				(9,024)			(9,024)
Amounts at June 30, 2017	$14	$2,137	$2,971	$230,763	$1,115	$(60,796)	$176,204
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.
Operating Segments: We sell a portfolio of furniture products and services under three brands: Kimball, National, and Kimball Hospitality. We consider each of the three brands to be operating segments which aggregate into one reportable segment. The brands operate within six market verticals, selling to similar types of customers. Our products and services are similar in nature and utilize similar production and distribution processes. Our three brands share similar long-term economic characteristics.
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
Cash and Cash Equivalents: Cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist of bank accounts, money market funds, and commercial paper. Bank accounts are stated at cost, which approximates fair value, and money market funds and commercial paper are stated at fair value.
Short-Term Investments: Short-term investments consist primarily of municipal bonds, certificates of deposit purchased in the secondary market, and government agency securities. Municipal bonds include general obligation bonds and revenue bonds, some of which are pre-refunded. Government agency securities represent callable debt securities of a U.S. government sponsored agency. Our investment policy dictates that municipal bonds and government agency securities must be investment grade quality. Our secondary market certificates of deposit are classified as investment securities, being purchased in the secondary market through a broker and available to be sold in the secondary market. All certificates of deposit are FDIC insured. All investments have maturities exceeding three months and are classified as available-for-sale securities which are recorded at fair value. Unrealized losses on available-for-sale securities are recognized in earnings when there is intent to sell or it is likely to be required to sell before recovery of the loss, or when the available-for-sale securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax-related effect as a component of Share Owners’ Equity.
Notes Receivable and Trade Accounts Receivable: Our notes receivable and trade accounts receivable are recorded per the terms of the agreement or sale, and accrued interest is recognized when earned. We determine on a case-by-case basis the cessation of accruing interest, the resumption of accruing interest, the method of recording payments received on nonaccrual receivables, and the delinquency status for our limited number of notes receivable.
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
Inventories: Inventories are stated at the lower of cost or market value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. The last-in, first-out (“LIFO”) method was used for approximately 94% and 93% of consolidated inventories at June 30, 2017 and June 30, 2016, respectively. The remaining inventories were valued using the first-in, first-out (“FIFO”) method. Inventories are adjusted for excess and obsolete inventory. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
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
Intangible Assets: Other Intangible Assets reported on the Consolidated Balance Sheets consist of capitalized software and product rights. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.  A summary of other intangible assets subject to amortization is as follows:

	June 30, 2017			June 30, 2016
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$37,918	$34,986	$2,932	$37,796	$34,775	$3,021
Product Rights	162	162	—	372	372	—
Other Intangible Assets	$38,080	$35,148	$2,932	$38,168	$35,147	$3,021
During fiscal years 2017, 2016, and 2015, amortization expense of other intangible assets from continuing operations was, in thousands, $1,071, $786, and $898, respectively. Amortization expense in future periods is expected to be, in thousands, $1,012, $741, $555, $348, and $183 in the five years ending June 30, 2022, and $93 thereafter. The estimated useful life of internal-use software ranges from 2 to 10 years.
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
Research and Development: The costs of research and development are expensed as incurred. Research and development costs from continuing operations were approximately, in millions, $7, $6, and $7 in fiscal years 2017, 2016, and 2015, respectively.
Advertising: Advertising costs are expensed as incurred. Advertising costs from continuing operations, included in selling and administrative expenses were, in millions, $4.3, $4.0, and $4.0, in fiscal years 2017, 2016, and 2015, respectively.
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
We also participate, along with other companies, in a group captive insurance company (“Captive”). The Captive insures losses related to workman's compensation, motor vehicle liability, product liability, and general liability. The Captive reinsures catastrophic losses for all participants, including Kimball International, in excess of predetermined amounts. We pay premiums to the Captive which accumulate as a prepaid deposit estimated for losses related to the above coverage. We also maintain a reserve for outstanding unpaid workers’ compensation claims, including an estimate of incurred but not reported claims.
Additionally, we purchase insurance coverage for property insurance, director and officer liability insurance, umbrella coverage, and other risks.
Income Taxes: Deferred income taxes are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We evaluate the recoverability of deferred tax assets each quarter by assessing the likelihood of future taxable income and available tax planning strategies that could be implemented to realize our deferred tax assets. If recovery is not likely, we provide a valuation allowance based on our best estimate of future taxable income in the various taxing jurisdictions and the amount of deferred taxes ultimately realizable. Future events could change management’s assessment. We classify all deferred tax assets and liabilities as noncurrent in our consolidated balance sheets.
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
Concentrations of Credit Risk: Certain business and credit risks are inherent in our business. Additionally, we currently have notes receivable from independent dealership financing and other miscellaneous notes receivable which are included on the Receivables and Other Assets lines of the Consolidated Balance Sheets. At June 30, 2017 and 2016, $0.6 million and $1.9 million, respectively, were outstanding under the notes receivables. The credit risk associated with receivables is disclosed in Note 20 - Credit Quality and Allowance for Credit Losses of Notes Receivable of Notes to Consolidated Financial Statements.
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
Foreign Currency Translation: Our continuing foreign operation, a non-manufacturing office in China, uses the U.S. Dollar as its functional currency. Foreign currency assets and liabilities are remeasured into functional currencies at end-of-period exchange rates, except for nonmonetary assets and equity, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the weighted average exchange rate during the fiscal year, except for expenses related to nonmonetary assets, which are remeasured at historical exchange rates. Gains and losses from foreign currency remeasurement are reported in the Non-operating income or expense line item on the Consolidated Statements of Income. Gains and losses from foreign currency remeasurement into EUR and USD functional currencies related to our former EMS segment are included in the Income from Discontinued Operations, Net of Tax line item of the Consolidated Statements of Income.
Derivative Instruments and Hedging Activities: We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants purchased during fiscal year 2017. The investment in stock warrants is accounted for as a derivative instrument, and is included in the Other Assets line of the Consolidated Balance Sheets. See Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements for more information on derivative instruments and hedging activities.
Stock-Based Compensation: As described in Note 8 - Stock Compensation Plans of Notes to Consolidated Financial Statements, we maintain a stock-based compensation plan which allows for the issuance of restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights for grant to officers and other key employees and to members of the Board of Directors who are not employees. We recognize the cost resulting from share-based payment transactions using a fair-value-based method. The estimated fair value of outstanding performance shares and restricted share units is based on the stock price at the date of the grant. For performance shares, the price is reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The estimated fair value of outstanding relative total shareholder return performance units (“RTSR”) is based on the grant date fair value of RTSR awards using a Monte Carlo simulation which includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. Stock-based compensation expense is recognized for the portion of the awards that are ultimately expected to vest. In fiscal year 2017, we early adopted new share-based compensation guidance that eliminates the requirement to estimate and apply a forfeiture rate to reduce stock compensation expense during the vesting period, and instead, provides an alternative option to account for forfeitures as they occur, which is the option we adopted. The adoption of this guidance did not have a material effect on our consolidated financial statements.
Recent Accounting Pronouncements:
In May 2017, the FASB issued guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective for our first quarter of fiscal year 2019 with early adoption permitted and will be applied prospectively to an award modified on or after the adoption date. We do not expect the adoption to have a material effect on our consolidated financial statements.
In March 2017, the FASB issued guidance that will shorten the amortization period for certain callable debt securities held at a premium to the earliest call date. This guidance does not require an accounting change for securities held at a discount. This guidance is to be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The guidance is effective for our first quarter fiscal year 2020 with early adoption permitted. We have not yet determined the effect of this guidance on our consolidated financial statements.
In March 2017, the FASB issued guidance that requires employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic benefit cost in operating expenses, which will impact the presentation of our postemployment benefit plan. The guidance also allows only the service cost component to be eligible for capitalization. Employers are required to present all other components of net benefit cost separate from the service costs and disclose the line item in which the components of net benefit cost other than the service cost are included. Retrospective application of the change in the statement of income presentation is required, while the change in capitalization of the service cost is to be applied prospectively. The guidance is effective for our first quarter fiscal year 2019 with early adoption permitted. We have not yet determined the effect of this guidance on our consolidated financial statements.
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
In March 2016, the FASB issued guidance on simplifying the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification on the statement of cash flows. The guidance is effective for our first quarter of fiscal year 2018 with early adoption permitted. We early adopted the guidance in the fourth quarter of our fiscal year ended June 30, 2017. As a result, during fiscal year 2017, we recognized an excess tax benefit of $0.5 million as an income tax benefit on our consolidated statements of income, due to applying the guidance applicable to excess tax benefits on a prospective basis during the current fiscal year. We opted to retrospectively modify the consolidated statements of cash flows for fiscal years ended 2017, 2016, and 2015, to present excess tax benefits in cash flows from operations rather than cash flows from financing. We adopted a policy to account for forfeitures as they occur rather than on an estimated basis, and applied this policy using a modified retrospective approach since the beginning of fiscal year 2017. The impact of the forfeiture policy change was not material.
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
Note 2 Spin-Off Transaction
On October 31, 2014 (“Distribution Date”), we completed the spin-off of our Electronic Manufacturing Services (“EMS”) segment by distributing the related shares of Kimball Electronics, Inc. (“Kimball Electronics”), on a pro rata basis, to our Share Owners of record as of October 22, 2014. After the Distribution Date, we no longer beneficially own any Kimball Electronics shares and Kimball Electronics is an independent publicly traded company. Kimball International, Inc. trades on the Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “KBAL” and Kimball Electronics, Inc. trades on the Nasdaq under the ticker symbol “KE”.
The EMS segment was reclassified to discontinued operations in the Consolidated Statements of Income for all periods presented. Discontinued operations did not have an impact on the financial results of fiscal years 2017 and 2016. Summarized financial results of discontinued operations through the October 31, 2014 spin-off date, were as follows:

Fiscal Year Ended
(Amounts in Thousands, Except Per Share Data)	June 30, 2015
Net Sales	$275,551
Income Before Taxes on Income	13,098
Provision for Income Taxes	3,941
Income from Discontinued Operations, Net of Tax	$9,157
Income from Discontinued Operations per Class B Diluted Share	$0.23
In connection with the spin-off of Kimball Electronics, we entered into several agreements with Kimball Electronics covering administrative and tax matters to provide or obtain services on a transitional basis, as needed, for varying periods after the spin-off. The administrative agreements covered various services such as information technology, human resources, taxation, and finance, and these services are substantially complete. We retain all liabilities for U.S. federal, state, and local income taxes on income prior to the spin-off, as well as certain non-income taxes attributable to Kimball Electronics’ business. Kimball Electronics generally will be liable for all other taxes attributable to its business.
Note 3    Inventories
Inventories are valued using the lower of last-in, first-out (“LIFO”) cost or market value for approximately 94% and 93% of consolidated inventories at June 30, 2017 and June 30, 2016, respectively. The remaining inventories are valued using the lower of first-in, first-out (“FIFO”) cost or market value.
Had the FIFO method been used for all inventories, income from continuing operations would have been $0.4 million higher in fiscal year 2017, $1.0 million lower in fiscal year 2016, and $0.2 million higher in fiscal year 2015. Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased income from continuing operations by an immaterial amount in 2017, 2016 and 2015.

Inventory components at June 30, 2017 were as follows:

(Amounts in Thousands)	2017	2016
Finished products	$24,537	$26,494
Work-in-process	1,346	1,840
Raw materials	25,368	25,070
Total FIFO inventory	$51,251	$53,404
LIFO reserve	(13,189)	(12,466)
Total inventory	$38,062	$40,938
Note 4    Property and Equipment
Major classes of property and equipment at June 30 consist of the following:

(Amounts in Thousands)	2017	2016
Land	$2,431	$2,577
Buildings and improvements	109,374	110,536
Machinery and equipment	147,407	154,319
Construction-in-progress	3,660	1,154
Total	$262,872	$268,586
Less: Accumulated depreciation	(182,803)	(181,500)
Property and equipment, net	$80,069	$87,086
The useful lives used in computing depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	5 to 40
Machinery and equipment	2 to 20
Leasehold improvements	Lesser of Useful Life or Term of Lease
Depreciation and amortization of property and equipment from continuing operations, including asset write-downs associated with restructuring plans, totaled, in millions, $14.7 for fiscal year 2017, $14.3 for fiscal year 2016, and $13.1 for fiscal year 2015.
At June 30, 2017, our fleet of over-the-road tractors and trailers which will be outsourced and a small parcel of land located in Jasper, Indiana totaling $4.2 million were classified as held for sale. At June 30, 2016, assets totaling $9.2 million were classified as held for sale for a facility and land located in Post Falls, Idaho.
During fiscal year 2017, we sold our Post Falls, Idaho facility and land and recognized a pre-tax gain of $2.1 million as the $12.0 million selling price exceeded the book value of the facility and land net of selling costs. The gain was recorded on the Restructuring (Gain) Expense line of the Consolidated Statements of Income. We also sold excess land for proceeds of $1.4 million and recognized a pre-tax gain of $1.2 million which is recorded on the Selling and Administrative Expenses line of the Consolidated Statement of Income. In addition, during fiscal year 2017 we recognized impairment of $0.2 million as the carrying value of our fleet of over-the-road tractors and trailers exceeded the market value less selling costs.
During fiscal year 2017, we also sold a facility in Indiana which housed an education center for dealer and employee training, a research and development center, and a product showroom for proceeds of $3.8 million. In order to allow for transition of those functions to our primary campus also located in Jasper, Indiana, we are leasing back a portion of the facility until December 31, 2017 at a favorable rate. The below-market terms of the leaseback are considered a form of continuing involvement that precludes sale treatment therefore we must defer the recognition of the sale for accounting purposes and as a result, in the second quarter of fiscal year 2018 we expect to recognize approximately $1.7 million of pre-tax gain on the sale.
During fiscal year 2015, an aircraft which had been used primarily for management travel totaling $1.3 million was classified as held for sale during the second quarter of fiscal year 2015, and subsequently sold during the third quarter of fiscal year 2015. We recognized a pre-tax gain of $0.2 million related to the sale of the aircraft during the third quarter of fiscal year 2015 which partially offset the pre-tax impairment charge recorded in the second quarter of fiscal year 2015 of $1.1 million, due to the book value of the aircraft exceeding fair market value estimates less selling costs. The impairment and gain were both recorded on the Restructuring (Gain) Expense line of the Consolidated Statements of Income.
Note 5    Commitments and Contingent Liabilities
Leases:
Operating leases for certain offices, showrooms, a manufacturing facility, land, and equipment, which expire from fiscal year 2018 to 2027, contain provisions under which minimum annual lease payments are, in millions, $3.7, $3.5, $3.3, $3.3, and $3.1 for the five years ending June 30, 2022, respectively, and aggregate $8.0 million from fiscal year 2023 to the expiration of the leases in fiscal year 2027. We are obligated under certain real estate leases to maintain the properties and pay real estate taxes. Certain leases include renewal options and escalation clauses. Total rental expense from continuing operations amounted to, in millions, $6.0, $6.7, and $4.9 in fiscal years 2017, 2016, and 2015, respectively, including certain leases requiring contingent lease payments based primarily on warehouse space utilized, which amounted to expense of, in millions, $1.5, $2.4, and $1.0 in fiscal years 2017, 2016, and 2015, respectively.
As of June 30, 2017 and 2016, capital leases were not material.
During fiscal year 2017 we sold and leased back a facility in Indiana and the transaction did not qualify for sale-leaseback accounting; therefore, it is accounted for as a financing transaction under U.S. GAAP. The proceeds of $3.8 million have been recorded as a financing obligation and the assets related to the sold facility remain on our balance sheet and continue to be depreciated. The gain on the sale is expected to be recognized on December 31, 2017 when the favorable lease terms cease.
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $1.2 million as of June 30, 2017 and $1.4 million as of June 30, 2016.
We are periodically required to provide performance bonds in order to conduct business with certain customers. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. We are ultimately liable for claims that may occur against the performance bonds. We had a maximum financial exposure from performance bonds totaling $0.4 million as of June 30, 2017 and $1.5 million as of June 30, 2016.
We are not aware of circumstances that would require us to perform under any of these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2017 and 2016 with respect to the standby letters of credit or performance bonds. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known.
Changes in the product warranty accrual during fiscal years 2017, 2016, and 2015 were as follows:

(Amounts in Thousands)	2017	2016	2015
Product Warranty Liability at the beginning of the year	$2,351	$2,264	$3,221
Additions to warranty accrual (including changes in estimates)	562	1,165	880
Settlements made (in cash or in kind)	(921)	(1,078)	(927)
Distribution to Kimball Electronics, Inc.	—	—	(910)
Product Warranty Liability at the end of the year	$1,992	$2,351	$2,264
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
In March 2016, in connection with a renewal of one of our contracts, we became aware of noncompliance and inaccuracies in our General Services Administration (“GSA”) subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, have met with government officials as requested on two occasions, and intend to cooperate fully with any further inquiries or investigations. While we are not able to reasonably estimate the future financial impact, if any, of the possible sanctions at this time, any of them could, if imposed, have a material adverse impact on our business, future financial position, results of operations, or cash flows. The timing of the government’s review and determination of any outcome of these matters is uncertain and, therefore, it is unclear as to when and to what extent, if any, our previously issued earnings guidance might be impacted. We have incurred, and will continue to incur, legal and related costs in connection with our internal review and the government’s response to this matter. During fiscal year 2017, sales related to our GSA contracts were approximately 8.8% of our consolidated sales, with one contract accounting for approximately 6.1% of our consolidated sales and the other contract accounting for approximately 2.7% of our consolidated sales.
Note 6    Long-Term Debt and Credit Facilities
Long-term debt, less current maturities as of June 30, 2017 and 2016, was, in thousands, $184 and $212, respectively, and current maturities of long-term debt were, in thousands, $27 and $29, respectively. Long-term debt consists of a long-term note payable and capitalized leases. Interest rates range from 2.50% to 9.25% and maturities occur in fiscal years 2018 and 2025. Aggregate maturities of long-term debt for the next five years are, in thousands, $27, $23, $25, $27, and $30, respectively, and aggregate $79 thereafter.
We maintain a $30 million credit facility with a maturity date of October 31, 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55 million at our request, subject to the consent of the participating banks. At June 30, 2017 and 2016, we had no borrowings outstanding under the credit facility. At June 30, 2017, we had $1.2 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility to $28.8 million.
The revolving loans under the Credit Agreement may consist of, at our election, advances in U.S. dollars or advances in any other currency that is agreed to by the lenders. The proceeds of the revolving loans are to be used for general corporate purposes, including acquisitions. A portion of the credit facility, not to exceed $10 million of the principal amount, will be available for the issuance of letters of credit. The commitment fee is payable on the unused portion of the credit facility which was immaterial to our operating results for fiscal years 2017 and 2016. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by our ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
The interest rate is dependent on the type of borrowings and will be one of the following two options:

•
The adjusted London Interbank Offered Rate (“Adjusted LIBO Rate” as defined in the Credit Agreement) in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period, plus the Eurocurrency Loans margin which can range from 125.0 to 175.0 basis points based on our ratio of consolidated total indebtedness to adjusted consolidated EBITDA; or

•	The Alternate Base Rate, which is defined as the highest of the fluctuating rate per annum equal to the higher of

a.	JP Morgan’s prime rate;

b.	1% per annum above the Adjusted LIBO rate; or

c.	0.5% per annum above the Federal funds rate;
plus the ABR Loans spread which can range from 25.0 to 75.0 basis points based on our ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
Our financial covenants under the Credit Agreement require:

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
Cash payments for interest on borrowings were, in thousands, $37, $22, and $29, in fiscal years 2017, 2016, and 2015, respectively.
Note 7    Employee Benefit Plans
Retirement Plans:
We have a trusteed defined contribution retirement plan in effect for substantially all domestic employees meeting the eligibility requirements. Employer contributions to the trusteed plan have a five-year vesting schedule and are held for the sole benefit of participants. We also maintain a supplemental employee retirement plan (“SERP”) for executive employees which enables them to defer cash compensation on a pre-tax basis in excess of IRS limitations. The SERP is structured as a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.
The discretionary employer contribution for domestic employees is determined annually by the Compensation and Governance Committee of the Board of Directors. Total expense from continuing operations related to employer contributions to the domestic retirement plans was, in millions, $6.4, $4.3, and $4.3 for fiscal years 2017, 2016, and 2015, respectively.
Employees of certain foreign subsidiaries are covered by local pension or retirement plans. The expense from continuing operations related to employer contributions to these foreign plans for fiscal years 2017, 2016, and 2015 was not material.
Severance Plans:
Our domestic employees participate in severance plans which provide severance benefits to eligible employees meeting the plans’ qualifications, primarily for involuntary termination without cause.
There are no statutory requirements for us to contribute to the plans, nor do employees contribute to the plans. The plans hold no assets. Benefits are paid using available cash on hand when eligible employees meet plan qualifications for payment. Benefits are based upon an employee’s years of service and accumulate up to certain limits specified in the plans and include both salary and an allowance for medical benefits. The components and changes in the Benefit Obligation, Accumulated Other Comprehensive Income (Loss), and Net Periodic Benefit Cost are as follows:

	June 30
(Amounts in Thousands)	2017	2016
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$2,815	$2,855
Service cost	482	490
Interest cost	65	74
Actuarial (gain) loss for the period	(186)	(576)
Benefits paid	(93)	(28)
Benefit obligation at end of year	$3,083	$2,815
Balance in current liabilities	$561	$494
Balance in noncurrent liabilities	2,522	2,321
Total benefit obligation recognized in the Consolidated Balance Sheets	$3,083	$2,815

	June 30
(Amounts in Thousands)	2017	2016
Changes and Components in Accumulated Other Comprehensive Income (Loss) (before tax):
Accumulated Other Comprehensive Income (Loss) at beginning of year	$(2,146)	$(2,011)
Net change in unrecognized actuarial (gain) loss	287	(135)
Accumulated Other Comprehensive Income (Loss) at end of year	$(1,859)	$(2,146)

(Amounts in Thousands)	Year Ended June 30
Components of Net Periodic Benefit Cost (before tax):	2017	2016	2015
Service cost	$482	$490	$645
Interest cost	65	74	96
Amortization of prior service cost	—	—	185
Amortization of actuarial (gain) loss	(473)	(441)	(292)
Net periodic benefit cost — Total cost	$74	$123	$634
Less: Discontinued operations	—	—	81
Net periodic benefit cost — Continuing operations	$74	$123	$553

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
The estimated actuarial net (gain) loss from continuing operations for the severance plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost (income) over the next fiscal year is, pre-tax in thousands, $(142).
Assumptions used to determine fiscal year end benefit obligations are as follows:

	2017	2016
Discount Rate	2.8%	2.2%
Rate of Compensation Increase	3.0%	3.0%
Weighted average assumptions used to determine fiscal year net periodic benefit costs are as follows:

	2017	2016	2015
Discount Rate	2.4%	2.7%	2.6%
Rate of Compensation Increase	3.0%	3.0%	3.0%

Note 8    Stock Compensation Plans
On August 13, 2013, the Board of Directors adopted the Amended and Restated 2003 Stock Option and Incentive Plan (“the 2003 Plan”), which was approved by our Share Owners on October 15, 2013. Under the 2003 Plan, 5,000,000 shares of Common Stock are reserved for issuance of new awards and awards that had been issued under a former 2003 Stock Option and Incentive Plan. The 2003 Plan allows for issuance of restricted stock, restricted share units, unrestricted share grants, incentive stock options, nonqualified stock options, performance shares, performance units, and stock appreciation rights for grant to officers and other key employees and to members of the Board of Directors who are not employees. The 2003 Plan expires December 31, 2018.
The pre-tax compensation cost from continuing operations charged against income was $6.3 million in fiscal year 2017, and $5.6 million in both fiscal years 2016 and 2015. The total income tax benefit from continuing operations for stock compensation arrangements was $2.9 million in fiscal year 2017, which includes income tax benefit of $0.5 million from the early adoption of new share-based compensation guidance, and $2.2 million in both fiscal years 2016 and 2015. We generally use treasury shares for issuance of shares.
Performance Shares:
We award performance shares to officers and other key employees. Under these awards, a number of shares will be issued to each participant based upon the attainment of the applicable performance conditions as applied to a total potential share award made and approved by the Compensation and Governance Committee. We currently have two types of performance share awards outstanding, an annual performance share award with a contractual life of one year and a long-term performance share award with a contractual life of five years. The performance conditions for both types of performance share awards are based on annual performance measurement periods and are vested when issued as Common Stock shortly after the end of the fiscal year in which each performance measurement period is complete. Therefore, the long-term performance share awards include shares applicable to performance measurement periods in future fiscal years that will be measured at fair value when the performance targets are established in future fiscal years. If a participant is not employed on the date shares are issued, the performance share award is forfeited, except in the case of death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in our employment policy. To the extent performance conditions are not fully attained, performance shares are forfeited.
A summary of performance share activity during fiscal year 2017 is presented below:

	Number of Shares (1)	Weighted Average Grant Date Fair Value
Performance Shares outstanding at July 1, 2016	591,510	$12.12
Granted	243,396	$11.26
Vested	(294,086)	$12.12
Forfeited	(74,042)	$12.10
Performance Shares outstanding at June 30, 2017	466,778	$11.23
(1) The shares granted include the maximum number of shares that may vest under performance share awards; however, the actual number of shares which vest is determined based on the satisfaction of performance conditions, and therefore may be significantly lower. The shares vested include the earned number of shares to be issued based on performance conditions, while shares forfeited include shares that will not be issued as a result of not fully attaining the maximum performance conditions.
As of June 30, 2017, there was approximately $1.6 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance conditions. That cost is expected to be recognized over annual performance periods ending July 2017 through July 2019, with a weighted average vesting period of less than one year. The fair value of performance shares is based on the stock price at the date of grant, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The weighted average grant date fair value was $11.26 and $12.12 for performance share awards granted in fiscal years 2017 and 2016, respectively. There were no performance share awards granted in fiscal year 2015 because the awards applicable to the fiscal year 2015 were actually granted shortly before the beginning of fiscal year 2015, in June 2014. During fiscal years 2017, 2016, and 2015, respectively, 294,086; 352,924; and 649,524 performance shares vested at a fair value of $3.6 million, $3.6 million, and $7.2 million. The fair value is equal to the closing price, less the present value of annual dividends, of shares of our Common Stock on the date of the grant.
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
Relative Total Shareholder Return Performance Units:
We award relative total shareholder return performance units (“RTSR”) to key officers. Under these awards, a participant will earn from 0% to 200% of the target award depending upon how the compound annual growth rate of Kimball International common stock ranks within the peer group at the end of the performance period. RTSRs are vested at the end of the performance period and are issued as common shares shortly after the performance measurement period is complete. The contractual life of the RTSRs is generally three years. The first issuance of RTSR’s in February 2015 was for a period of two years, four months due to a transition of compensation levels shortly after the spin-off of Kimball Electronics. If a participant is not employed on the date shares are vested, the RTSR award is forfeited, except in the case of death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in our employment policy. To the extent performance conditions are not fully attained, RTSRs are forfeited.

A summary of RTSR activity during fiscal year 2017 is presented below:

	Number of Shares (1)	Weighted Average Grant Date Fair Value
RTSRs outstanding at July 1, 2016	132,582	$13.45
Granted	78,306	$13.92
Vested	(57,375)	$16.73
Forfeited	(3,021)	$11.48
RTSRs outstanding at June 30, 2017	150,492	$14.49
(1) The shares granted include the maximum number of shares that may vest under RTSR awards; however, the actual number of shares which vest is determined based on the satisfaction of performance conditions, and therefore may be significantly lower. The shares vested include the earned number of shares to be issued based on performance conditions, while shares forfeited include shares that will not be issued as a result of not fully attaining the maximum performance conditions.
As of June 30, 2017, assuming a target of 100%, there was approximately $0.5 million of unrecognized compensation cost related to RTSRs. That cost is expected to be recognized over the vesting periods ending June 2018 through June 2019, with a weighted average vesting period of approximately one year. The grant date fair value of RTSR awards was calculated using a Monte Carlo simulation. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. The weighted average grant date fair value was $13.92, $15.10, and $11.48 for RTSR awards granted in fiscal years 2017, 2016, and 2015, respectively. During fiscal year 2017, 57,375 RTSRs vested at a fair value of $1.0 million. The RTSR awards vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations. During fiscal years 2016 and 2015, no RTSRs vested.
Restricted Share Units:
Restricted Share Units (“RSUs”) were granted to officers and key employees. Upon vesting, the outstanding number of RSUs and the value of dividends accumulated over the vesting period are converted to shares of common stock. The contractual life of the RSUs is generally three years, however certain awards have shorter or longer contractual lives in order to transition from other types of compensation or to be used as a long-term retention tool. If the employment of a holder of an RSU terminates before the RSU has vested for any reason other than death, retirement at age 62 or older, total permanent disability, or certain other circumstances described in our employment policy, the RSU and accumulated dividends will be forfeited.
A summary of RSU activity during fiscal year 2017 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at July 1, 2016	159,977	$10.83
Granted	122,755	$11.85
Vested	(86,116)	$9.60
Forfeited	—	$—
RSUs outstanding at June 30, 2017	196,616	$12.00
As of June 30, 2017, there was approximately $1.3 million of unrecognized compensation cost related to nonvested RSU compensation arrangements. That cost is expected to be recognized over vesting periods ending June 2018 through June 2021, with a weighted average vesting period of one year, eight months. The fair value of RSU awards is based on the stock price at the date of award. The weighted average grant date fair value was $11.85, $12.19, and $9.15 for RSU awards granted in fiscal years 2017, 2016, and 2015, respectively. During fiscal years 2017, 2016, 2015, respectively, 86,116, 79,461, and 45,009 RSUs vested at a fair value of $0.8 million, $0.7 million, and $0.4 million. The fair value is equal to the closing price of shares of our Common Stock on the date of the grant. The RSU awards vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.
Unrestricted Share Grants:
Unrestricted shares may be granted to employees and non-employee members of the Board of Directors as consideration for service to Kimball International. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal years 2017 and 2016, respectively, we granted a total of 48,812 and 47,471 unrestricted shares of common stock at an average grant date fair value of $14.12 and $11.21, for a total fair value, in thousands, of $689 and $532. Prior to the spin-off, during fiscal year 2015, we granted a total of 17,335 unrestricted shares of Class B common stock at an average grant date fair value of $16.01, for a total fair value, in thousands, of $278. After the spin-off, during fiscal year 2015, we granted a total of 17,529 unrestricted shares of common stock at an average grant date fair value of $8.79, for a total fair value, in thousands, of $154. These shares are the total number of shares granted, prior to the reduction of shares withheld to satisfy tax withholding obligations. Unrestricted shares were awarded to officers and other key employees, to non-employee members of the Board of Directors as compensation for director’s fees and as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. Director’s fees are expensed over the period that directors earn the compensation.
Note 9    Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income tax benefits associated with net operating losses of, in thousands, $2,256 expire from fiscal year 2017 to 2036. Income tax benefits associated with tax credit carryforwards of, in thousands, $2,067, expire from fiscal year 2022 to 2028. A valuation allowance was provided as of June 30, 2017 for deferred tax assets relating to state net operating losses of, in thousands, $643 that we currently believe are more likely than not to remain unrealized in the future.
The components of the deferred tax assets and liabilities as of June 30, 2017 and 2016, were as follows:

(Amounts in Thousands)	2017	2016
Deferred Tax Assets:
Receivables	$1,152	$1,254
Inventory	819	384
Employee benefits	563	485
Deferred compensation	13,254	11,348
Other current liabilities	446	504
Warranty reserve	775	915
Tax credit carryforwards	1,982	2,492
Sale-leaseback	1,507	—
Restructuring	31	176
Net operating loss carryforward	2,256	2,630
Miscellaneous	2,251	2,366
Valuation Allowance	(643)	(687)
Total asset	$24,393	$21,867
Deferred Tax Liabilities:
Property and equipment	$9,203	$8,483
Capitalized software	—	31
Miscellaneous	703	563
Total liability	$9,906	$9,077
Net Deferred Tax Assets	$14,487	$12,790

The provision for income taxes from continuing operations is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2017	2016	2015
Currently Payable:
Federal	$19,780	$7,548	$4,553
State	2,318	1,184	885
Total current	$22,098	$8,732	$5,438
Deferred Taxes:
Federal	$(1,761)	$3,081	$616
State	175	421	482
Total deferred	$(1,586)	$3,502	$1,098
Total provision for income taxes from continuing operations	$20,512	$12,234	$6,536

A reconciliation of the statutory U.S. income tax rate from continuing operations to Kimball International’s effective income tax rate follows:

	Year Ended June 30
	2017		2016		2015
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax provision computed at U.S. federal statutory rate	$20,306	35.0%	$11,686	35.0%	$6,188	35.0%
State income taxes, net of federal income tax benefit	1,620	2.8	1,043	3.1	662	3.7
Domestic manufacturing deduction	(1,495)	(2.6)	(286)	(0.9)	(602)	(3.4)
Research credit	(218)	(0.4)	(346)	(1.0)	(218)	(1.2)
Spin-off costs	—	—	—	—	784	4.4
Unrecognized tax benefit	—	—	—	—	(851)	(4.8)
Other - net	299	0.6	137	0.4	573	3.3
Total provision for income taxes from continuing operations	$20,512	35.4%	$12,234	36.6%	$6,536	37.0%
Net cash payments for income taxes were, in thousands, $20,881, $7,963, and $13,306 in fiscal years 2017, 2016, and 2015, respectively.

Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2017, 2016, and 2015 were as follows:

(Amounts in Thousands)	2017	2016	2015
Beginning balance - July 1	$2,077	$1,920	$2,692
Tax positions related to prior fiscal years:
Additions	213	301	351
Reductions	(581)	(43)	—
Tax positions related to current fiscal year:
Additions	391	—	—
Reductions	—	—	—
Settlements	—	—	—
Lapses in statute of limitations	(212)	(101)	(1,123)
Ending balance - June 30	$1,888	$2,077	$1,920
Portion that, if recognized, would reduce tax expense and effective tax rate	$1,377	$1,407	$1,307
We recognize interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes line of the Consolidated Statements of Income. Amounts accrued for interest and penalties were as follows:

	As of June 30
(Amounts in Thousands)	2017	2016	2015
Accrued Interest and Penalties:
Interest	$84	$102	$104
Penalties	$102	$108	$105
Interest and penalties income (expense) recognized for fiscal years 2017, 2016, and 2015 were, in thousands, $23, $(1), and $171, respectively.
Kimball International, or one of its wholly-owned subsidiaries, files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. We are no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2014, and to various state and local income tax examinations by tax authorities for years before 2007. We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position.
Note 10    Common Stock
On October 30, 2014, holders of a sufficient number of shares of Class A common stock converted such shares into Class B common stock such that the number of outstanding shares of Class A common stock was, after such conversions, less than 15% of the total number of issued and outstanding shares of both Class A common stock and Class B common stock. Pursuant to our Amended and Restated Articles of Incorporation when the number of shares of Class A common stock issued and outstanding was reduced to less than 15% of the total number of issued and outstanding shares of both Class A common stock and Class B common stock, then all of the rights, preferences, limitations and restrictions relating to Class B common stock shall become the same as the rights, preferences, limitations and restrictions of Class A common stock, without any further action of or by our Share Owners. In addition, all distinctions between Class A common stock and Class B common stock shall be eliminated so that all shares of Class B common stock are equal to shares of Class A common stock with respect to all matters, including without limitation, dividend payments and voting rights. The elimination of such distinctions, which occurred on October 30, 2014, is referred to as the “stock unification.” As a result of the stock unification, Class A common stock and Class B common stock now vote as a single class (except as otherwise required by applicable law) on all matters submitted to a vote of our Share Owners. We deregistered our shares of Class A common stock under the Exchange Act effective in September 2015. Deregistration did not affect the rights of Share Owners who chose to continue to hold their Class A shares.

Note 11    Fair Value
We categorize assets and liabilities measured at fair value into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas level 3 generally requires significant management judgment. The three levels are defined as follows:

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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during fiscal years 2017 and 2016.
We hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in non-marketable equity securities invested during fiscal year 2016, and $1.5 million in stock warrants invested during fiscal year 2017. The investment in non-marketable equity securities is classified as a level 3 financial asset and is accounted for using the cost method, as explained in the Financial Instruments Not Carried At Fair Value section below. The investment in stock warrants is also classified as a level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 13 - Investments of Notes to Consolidated Financial Statements for further information regarding the investment in non-marketable equity securities, and Note 12 - Derivative Instruments of Notes to Consolidated Financial Statements for further information regarding the investment in stock warrants. No other purchases or sales of level 3 assets occurred during the fiscal years ended June 30, 2017 and 2016.
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

Recurring Fair Value Measurements:
As of June 30, 2017 and June 30, 2016, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market approach are categorized as follows:

(Amounts in Thousands)	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$30,383	$—	$—	$30,383
Cash equivalents: Commercial paper	—	29,102	—	29,102
Available-for-sale securities: Secondary market certificates of deposit	—	10,336	—	10,336
Available-for-sale securities: Municipal bonds	—	22,154	—	22,154
Available-for-sale securities: Government agencies	—	3,193	—	3,193
Trading Securities: Mutual funds in nonqualified SERP	11,194	—	—	11,194
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$41,577	$64,785	$1,500	$107,862

(Amounts in Thousands)	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$45,880	$—	$—	$45,880
Trading Securities: Mutual funds in nonqualified SERP	10,001	—	—	10,001
Total assets at fair value	$55,881	$—	$—	$55,881
The nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, a bond fund, and a money market fund. The SERP investment assets are offset by a SERP liability which represents our obligation to distribute SERP funds to participants. See Note 13 - Investments of Notes to Consolidated Financial Statements for further information regarding the SERP.
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
During the fourth quarter of fiscal year 2017, we classified our fleet of over-the-road tractors and trailers as held for sale and recognized impairment of $0.2 million as the book value exceeded the $4.2 million fair market value less selling costs. During fiscal year 2015, we classified an aircraft as held for sale and recognized pre-tax impairment of $1.1 million due to the book value of the aircraft exceeding current fair market value estimates less selling costs. The aircraft was sold later in fiscal year 2015 at a pre-tax gain of $0.2 million.

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

Long-term debt (carried at amortized cost)	3	Income - Price estimated using a discounted cash flow analysis based on quoted long-term debt market rates, taking into account Kimball International’s non-performance risk
The investment in non-marketable equity securities is accounted for using the cost method because we do not have the ability to exercise significant influence over the operating and financial policies of the investee. On a periodic basis, but no less frequently than quarterly, these investments are assessed for impairment when there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. If a significant adverse effect on the fair value of the investment were to occur and was deemed to be other-than-temporary, the fair value of the investment would be estimated, and the amount by which the carrying value of the cost-method investment exceeds its fair value would be recorded as an impairment loss.
The carrying value of our cash deposit accounts, trade accounts receivable, trade accounts payable, and dividends payable approximates fair value due to the relatively short maturity and immaterial non-performance risk.
Note 12    Derivative Instruments
Stock Warrants:
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants purchased during fiscal year 2017. The investment in stock warrants is accounted for as a derivative instrument, and is included in the Other Assets line of the Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the year ended June 30, 2017, the change in fair value of the stock warrants was not significant. See Note 11 - Fair Value of Notes to Consolidated Financial Statements for more information on the valuation of these securities.
Foreign Exchange Contracts:
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

As of June 30, 2017 and June 30, 2016, after the spin-off of the EMS segment, we held no foreign exchange contract derivative instruments. During fiscal year 2015, prior to the spin-off, for foreign exchange contracts that met the criteria of hedging instruments under FASB guidance, the effective portions of the gain or loss on the derivative instrument were initially recorded net of related tax effect in Accumulated Other Comprehensive Income, a component of Share Owners’ Equity, and were subsequently reclassified into earnings in the period or periods during which the hedged transaction was recognized in earnings. The gain or loss associated with foreign exchange contracts that were not designated as hedging instruments or that ceased to meet the criteria for hedging under FASB guidance was recognized in earnings.
Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income are presented below.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives
		Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30 2017	June 30 2016
Derivatives not designated as hedging instruments:
Stock warrants	Other Assets	$1,500	$—
Total derivatives		$1,500	$—

The Effect of Derivative Instruments on Other Comprehensive Income (Loss)
	June 30
(Amounts in Thousands)	2017	2016	2015
Amount of Pre-Tax Gain Recognized in Other Comprehensive Income (Loss) (OCI) on Derivatives (Effective Portion):
Foreign exchange contracts	$—	$—	$2,513

The Effect of Derivative Instruments on Consolidated Statements of Income

(Amounts in Thousands)		Fiscal Year Ended June 30
Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss)	2017	2016	2015
Amount of Pre-Tax Gain Reclassified from Accumulated OCI into Income (Effective Portion):
Foreign exchange contracts	Income from Discontinued Operations, Net of Tax	$—	$—	$1,484

Derivatives Not Designated as Hedging Instruments
Amount of Pre-Tax Gain Recognized in Income on Derivatives:
Foreign exchange contracts	Income from Discontinued Operations, Net of Tax	$—	$—	$740

Total Derivative Pre-Tax Gain Recognized in Income		$—	$—	$2,224

Note 13    Investments
Investment Portfolio:
During the first quarter of fiscal year 2017 we began to invest available cash into an investment portfolio. Our investment portfolio as of June 30, 2017 was comprised of municipal bonds, certificates of deposit purchased in the secondary market, and government agency securities. Municipal bonds include general obligation bonds and revenue bonds, some of which are pre-refunded. Government agency securities represent callable debt securities of a U.S. government sponsored agency. Our investment policy dictates that municipal bonds and government agency securities must be investment grade quality. Our secondary market certificates of deposit are classified as investment securities, being purchased in the secondary market through a broker and available to be sold in the secondary market. All certificates of deposit are FDIC insured.
As of June 30, 2016, we held no investments.

Our investment portfolio is available for use in current operations, therefore investments are recorded within Current Assets in the Consolidated Balance Sheets. The contractual maturities of our investment portfolio were as follows (maturity dates for municipal bonds are based on pre-refunded dates and maturity dates for government agency securities are based on the first available call date):

	June 30, 2017
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	Government Agency Securities
Within one year	$7,459	$13,354	$3,193
After one year through two years	2,877	8,800	—
Total Fair Value	$10,336	$22,154	$3,193
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

	June 30, 2017
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	Government Agency Securities
Amortized cost basis	$10,334	$22,183	$3,200
Unrealized holding gains	2	—	—
Unrealized holding losses	—	(29)	(7)
Fair Value	$10,336	$22,154	$3,193
No investments were in a continuous unrealized loss position for greater than 12 months as of June 30, 2017. There were no realized gains or losses as a result of sales during fiscal year 2017.
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains (losses) from continuing operations for securities held at June 30, 2017, 2016, and 2015 were, in thousands, $223, $(484), and $(644), respectively. SERP asset and liability balances were as follows:

	June 30
(Amounts in Thousands)	2017	2016
SERP investments - current asset	$1,259	$768
SERP investments - other long-term asset	9,935	9,233
Total SERP investments	$11,194	$10,001
SERP obligation - current liability	$1,259	$768
SERP obligation - other long-term liability	9,935	9,233
Total SERP obligation	$11,194	$10,001

Non-marketable equity securities:
We hold a total investment of $2.0 million in a privately-held company, including $0.5 million in non-marketable equity securities purchased during fiscal year 2016. The investment in non-marketable equity securities is included in the Other Assets line of the Consolidated Balance Sheets. See Note 11 - Fair Value of Notes to Consolidated Financial Statements for more information on the valuation of these securities. We do not hold a majority voting interest and are not the variable interest primary beneficiary of the privately-held company, thus consolidation is not required.
Note 14    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2017	2016
Compensation	$22,815	$20,190
Selling	6,704	6,492
Employer retirement contribution	6,196	4,102
Taxes	2,568	3,142
Insurance	4,382	3,726
Restructuring	80	391
Rent	2,944	2,698
Other expenses	3,329	3,551
Total accrued expenses	$49,018	$44,292
Note 15   Geographic Information
The following geographic area data includes net sales from continuing operations based on the location where title transfers.

	Year Ended June 30
(Amounts in Thousands)	2017	2016	2015
Net Sales:
United States	$658,474	$622,096	$578,551
Other Foreign	11,460	13,006	22,317
Total Net Sales	$669,934	$635,102	$600,868
Substantially all long-lived assets of our continuing operations were located in the United States for each of the three fiscal years ended June 30, 2017. Long-lived assets include property and equipment and other long-term assets such as software.

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

EARNINGS PER SHARE FROM CONTINUING OPERATIONS
	Year Ended June 30, 2017	Year Ended June 30, 2016	Year Ended June 30, 2015
(Amounts in Thousands, Except for Per Share Data)			Class A	Class B	Total
Basic Earnings Per Share from Continuing Operations:
Dividends Declared	$9,024	$8,288	$536	$7,169	$7,705
Undistributed Earnings	28,482	12,868	287	3,151	3,438
Income from Continuing Operations	$37,506	$21,156	$823	$10,320	$11,143
Average Basic Shares Outstanding	37,334	37,462	3,231	35,414	38,645
Basic Earnings Per Share from Continuing Operations	$1.00	$0.56	$0.25	$0.29
Diluted Earnings Per Share from Continuing Operations:
Dividends Declared and Assumed Dividends on Dilutive Shares	$9,144	$8,374	$536	$7,234	$7,770
Undistributed Earnings	28,362	12,782	280	3,093	3,373
Income from Continuing Operations	$37,506	$21,156	$816	$10,327	$11,143
Average Diluted Shares Outstanding	37,833	37,852	3,231	35,740	38,971
Diluted Earnings Per Share from Continuing Operations	$0.99	$0.56	$0.25	$0.29
Reconciliation of Basic and Diluted EPS from Continuing Operations Calculations:
Income from Continuing Operations Used for Basic EPS Calculation	$37,506	$21,156	$823	$10,320	$11,143
Assumed Dividends Payable on Dilutive Shares	120	86	—	65	65
Increase (Reduction) in Undistributed Earnings (Loss) - allocated based on Class A and Class B shares	(120)	(86)	(7)	(58)	(65)
Income from Continuing Operations Used for Diluted EPS Calculation	$37,506	$21,156	$816	$10,327	$11,143
Average Shares Outstanding for Basic EPS Calculation	37,334	37,462	3,231	35,414	38,645
Dilutive Effect of Average Outstanding Stock Awards	499	390	—	326	326
Average Shares Outstanding for Diluted EPS Calculation	37,833	37,852	3,231	35,740	38,971

EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS
	Year Ended June 30, 2017	Year Ended June 30, 2016	Year Ended June 30, 2015
			Class A	Class B
Basic Earnings Per Share	$0.00	$0.00	$0.24	$0.24
Diluted Earnings Per Share	$0.00	$0.00	$0.24	$0.23

EARNINGS PER SHARE (INCLUDING DISCONTINUED OPERATIONS)
	Year Ended June 30, 2017	Year Ended June 30, 2016	Year Ended June 30, 2015
(Amounts in Thousands, Except for Per Share Data)			Class A	Class B	Total
Basic Earnings Per Share:
Dividends Declared	$9,024	$8,288	$536	$7,169	$7,705
Undistributed Earnings	28,482	12,868	1,053	11,542	12,595
Net Income	$37,506	$21,156	$1,589	$18,711	$20,300
Average Basic Shares Outstanding	37,334	37,462	3,231	35,414	38,645
Basic Earnings Per Share	$1.00	$0.56	$0.49	$0.53
Diluted Earnings Per Share:
Dividends Declared and Assumed Dividends on Dilutive Shares	$9,144	$8,374	$536	$7,234	$7,770
Undistributed Earnings	28,362	12,782	1,039	11,491	12,530
Net Income	$37,506	$21,156	$1,575	$18,725	$20,300
Average Diluted Shares Outstanding	37,833	37,852	3,231	35,740	38,971
Diluted Earnings Per Share	$0.99	$0.56	$0.49	$0.52

Note 17   Accumulated Other Comprehensive Income
During fiscal year 2017 and 2016, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2015	$—	$1,229	$1,229
Other comprehensive income (loss) before reclassifications	—	351	351
Reclassification to (earnings) loss	—	(269)	(269)
Net current-period other comprehensive income (loss)	—	82	82
Balance at June 30, 2016	$—	$1,311	$1,311

Other comprehensive income (loss) before reclassifications	(21)	114	93
Reclassification to (earnings) loss	—	(289)	(289)
Net current-period other comprehensive income (loss)	(21)	(175)	(196)
Balance at June 30, 2017	$(21)	$1,136	$1,115

The following reclassifications were made from Accumulated Other Comprehensive Income to the Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Fiscal Year Ended		Affected Line Item in the Consolidated Statements of Income
	June 30,
(Amounts in Thousands)	2017	2016
Postemployment Benefits Amortization of Actuarial Gain (1)	$301	$283	Cost of Sales
	172	158	Selling and Administrative Expenses
	(184)	(172)	Provision for Income Taxes
Total Reclassifications for the Period	$289	$269	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 7 - Employee Benefit Plans of Notes to Consolidated Financial Statements for further information on postemployment benefit plans.

Note 18   Restructuring Expense
We recognized a pre-tax restructuring gain related to continuing operations of $1.8 million in fiscal year 2017 and recognized a pre-tax restructuring expense related to continuing operations, in millions, of $7.3 and $5.3 in fiscal years 2016 and 2015, respectively. We utilize available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring is included in the Restructuring (Gain) Expense line item on our Consolidated Statements of Income.
Capacity Utilization Restructuring Plan:
In November 2014, we announced a capacity utilization restructuring plan which included the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one.
The transfer of work from our Idaho facility involved the start-up of metal fabrication capabilities in an existing Company-owned facility, along with the transfer of certain assembly operations into two additional existing Company-owned facilities, all located in southern Indiana. All production was transferred out of the Idaho facility as of March 2016, after which work continued during fiscal year 2017 in the Indiana facilities to train employees, ramp up production and eliminate the inefficiencies associated with the start-up of production in these facilities. The improvement of customer delivery, supply chain dynamics, and reduction of transportation costs were expected to generate pre-tax annual savings of approximately $5 million, and we achieved savings of approximately $4.7 million in fiscal year 2017 as savings began to ramp up during our first quarter. In addition, during the first quarter of fiscal year 2017, we sold our Post Falls, Idaho facility and land which was classified as held for sale. Therefore, fiscal year 2017 restructuring includes a pre-tax gain of $2.1 million as the $12.0 million selling price net of selling costs exceeded the book value of the facility and land.
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

Summary of Restructuring Plan:
	Accrued June 30, 2016	Fiscal Year Ended June 30, 2017				Total Charges Incurred Since Plan Announcement	Total Expected Plan Costs
(Amounts in Thousands)		Amounts Charged Cash	Amounts Charged Non-cash	Amounts Utilized/ Cash Paid	Accrued June 30, 2017 (1)

Capacity Realignment and Post Falls, Idaho Exit
Transition and Other Employee Costs	$444	$(24)	$—	$(340)	$80	$4,681	$4,681
Asset Write-downs	—	—	—	—	—	284	284
Plant Closure and Other Exit Costs	7	273	—	(280)	—	6,857	6,857
Gain on Sale of Facility	—	(2,081)	—	2,081	—	(2,081)	(2,081)
Total	$451	$(1,832)	$—	$1,461	$80	$9,741	$9,741
Plane Fleet Reduction
Transition and Other Employee Costs	$—	$—	$—	$—	$—	$224	$224
Asset Write-downs	—	—	—	—	—	822	822
Total	$—	$—	$—	$—	$—	$1,046	$1,046
Total Restructuring Plan	$451	$(1,832)	$—	$1,461	$80	$10,787	$10,787

(1)	The accrued restructuring balance at June 30, 2017 is recorded in current liabilities.
Note 19    Variable Interest Entities
Our involvement with variable interest entities (“VIEs”) are limited to situations in which we are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the VIE’s economic performance. Thus, consolidation is not required. Our involvement with VIEs consists of an investment in a privately-held company consisting of non-marketable equity securities and stock warrants, and notes receivable related to independent dealership financing.
The non-marketable equity securities and stock warrants were valued at $0.5 million and $1.5 million, respectively, at June 30, 2017 and were included in the Other Assets line of the Consolidated Balance Sheets. As of June 30, 2016, the non-marketable securities were valued at $0.5 million and were included in the Other Assets line of the Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 11 - Fair Value of Notes to Consolidated Financial Statements.
The carrying value of the notes receivable for independent dealership financing were $0.4 million as of June 30, 2017 and were included on the Receivables and Other Assets lines of our Consolidated Balance Sheets. As of June 30, 2016, the note receivable for independent dealership financing was $0.3 million and was included on the Other Assets line of our Consolidated Balance Sheets.
The note receivable from the sale of a former manufacturing facility in Indiana was collected in full during fiscal year 2017. As of June 30, 2016, the carrying value of the note receivable related to the sale of the Indiana manufacturing facility, net of a $0.5 million allowance, was $0.8 million and was included on the Receivables line of our Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball International to the VIEs was limited to the items discussed above during the fiscal year ended June 30, 2017.
Note 20   Credit Quality and Allowance for Credit Losses of Notes Receivable
We monitor credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. The note receivable from the sale of the former manufacturing facility in Indiana was collected in full during fiscal year 2017, and the related allowance was reversed. As of June 30, 2017 and 2016, we had no material past due outstanding notes receivable.

	As of June 30, 2017			As of June 30, 2016
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Note Receivable from Sale of Indiana Manufacturing Facility	$—	$—	$—	$1,302	$489	$813
Independent Dealership Financing	433	—	433	250	—	250
Other Notes Receivable	138	126	12	333	139	194
Total	$571	$126	$445	$1,885	$628	$1,257

Note 21    Quarterly Financial Information (Unaudited)

	Three Months Ended
(Amounts in Thousands, Except for Per Share Data)	September 30	December 31	March 31	June 30
Fiscal Year 2017:
Net Sales	$174,996	$169,887	$153,068	$171,983
Gross Profit	58,687	55,758	51,052	57,808
Restructuring (Gain) Expense	(1,832)	—	—	—
Net Income	10,998	8,717	7,231	10,560
Basic Earnings Per Share	$0.29	$0.23	$0.19	$0.28
Diluted Earnings Per Share	$0.29	$0.23	$0.19	$0.28
Fiscal Year 2016:
Net Sales	$156,569	$163,819	$150,038	$164,676
Gross Profit	51,082	53,268	45,819	53,635
Restructuring Expense	1,186	2,014	2,761	1,367
Net Income	5,622	6,502	2,757	6,275
Basic Earnings Per Share	$0.15	$0.17	$0.07	$0.17
Diluted Earnings Per Share	$0.15	$0.17	$0.07	$0.17

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b) Management’s report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, we included a report of management’s assessment of the effectiveness of our internal control over financial reporting as part of this report. The effectiveness of our internal control over financial reporting as of June 30, 2017 has been audited by our independent registered public accounting firm.  Management’s report and the independent registered public accounting firm’s attestation report are included in our Consolidated Financial Statements under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B - Other Information
None.
PART III
Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of Share Owners to be held October 31, 2017 under the captions “Proposal No. 1 - Election of Directors” and “Information Concerning the Board of Directors and Committees.”
Committees
The information required by this item with respect to the Audit Committee and its financial experts and with respect to the Compensation and Governance Committee’s responsibility for establishing procedures by which Share Owners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of Share Owners to be held October 31, 2017 under the caption “Information Concerning the Board of Directors and Committees.”
Executive Officers of the Registrant
The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I of this Annual Report on Form 10-K and is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of Share Owners to be held October 31, 2017 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”
Code of Ethics
We have a code of ethics that applies to all of our employees, including our Chief Executive Officer, our Chief Financial Officer, and our Corporate Controller (functioning as Principal Accounting Officer). The code of ethics is posted on our website at www.ir.kimballinternational.com. It is our intention to disclose any amendments to the code of ethics on this website. In addition, any waivers of the code of ethics for our directors or executive officers will be disclosed in a Current Report on Form 8-K.
Item 11 - Executive Compensation
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of Share Owners to be held October 31, 2017 under the captions “Information Concerning the Board of Directors and Committees,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Related Risk Assessment,” and “Executive Officer and Director Compensation.”

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Share Owner Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of Share Owners to be held October 31, 2017 under the caption “Share Ownership Information.”

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of Share Owners to be held October 31, 2017 under the caption “Executive Officer and Director Compensation — Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of Share Owners to be held October 31, 2017 under the caption “Review and Approval of Transactions with Related Persons.”
Director Independence
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of Share Owners to be held October 31, 2017 under the caption “Information Concerning the Board of Directors and Committees.”
Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of Share Owners to be held October 31, 2017 under the caption “Proposal No. 5 - Ratification of the Appointment of our Independent Registered Public Accounting Firm” and “Appendix B - Approval Process for Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2017	74

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

(3) Exhibits

See the Index of Exhibits on page 75 for a list of the exhibits filed or incorporated herein as a part of this report.

Item 16 - Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder
Vice President,
Chief Financial Officer
August 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Chairman of the Board, Director
Chief Executive Officer
August 29, 2017

/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder
Vice President,
Chief Financial Officer
August 29, 2017

/s/ DARREN S. GRESS
Darren S. Gress
Corporate Controller
(functioning as Principal Accounting Officer)
August 29, 2017

Signature	Signature

THOMAS J. TISCHHAUSER *	GEOFFREY L. STRINGER *
Thomas J. Tischhauser	Geoffrey L. Stringer
Director	Director

KIMBERLY K. RYAN *	TIMOTHY J. JAHNKE *
Kimberly K. Ryan	Timothy J. Jahnke
Director	Director

PATRICK E. CONNOLLY *	DR. SUSAN B. FRAMPTON *
Patrick E. Connolly	Dr. Susan B. Frampton
Director	Director

KRISTINE L. JUSTER *
Kristine L. Juster
Director

*	The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 29, 2017	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Chairman of the Board, Director, Chief Executive Officer

Individually and as Attorney-In-Fact

KIMBALL INTERNATIONAL, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Impact of Spin-Off	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2017
Valuation Allowances:
Short-Term Receivables	$2,145	$(206)	$101	$(414)	$—	$1,626
Long-Term Notes Receivable	$118	$(9)	$—	$—	$—	$109
Deferred Tax Asset	$687	$—	$—	$(44)	$—	$643
Year Ended June 30, 2016
Valuation Allowances:
Short-Term Receivables	$1,522	$374	$310	$(61)	$—	$2,145
Long-Term Notes Receivable	$618	$(11)	$(489)	$—	$—	$118
Deferred Tax Asset	$687	$—	$—	$—	$—	$687
Year Ended June 30, 2015
Valuation Allowances:
Short-Term Receivables	$2,345	$198	$(65)	$(604)	$(352)	$1,522
Long-Term Notes Receivable	$628	$(10)	$—	$—	$—	$618
Deferred Tax Asset	$787	$—	$—	$(100)	$—	$687

A valuation allowance totaling $489 thousand transferred from long-term to short-term during the year ended June 30, 2016 and was a reduction to expense during the year ended June 30, 2017 as the entire receivable was collected.

KIMBALL INTERNATIONAL, INC.
INDEX OF EXHIBITS

Exhibit	Description
2(a)**
Separation and Distribution Agreement, dated as of October 31, 2014 by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed November 3, 2014)

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the fiscal year ended June 30, 2012)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K filed February 10, 2017)
10(a)*	Summary of Director and Named Executive Officer Compensation
10(b)*	Discretionary Compensation
10(c)*	Amended and Restated 2003 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 21, 2013)
10(d)*	Supplemental Employee Retirement Plan (2015 Revision) (Incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended June 30, 2015)
10(e)*	2016 Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 27, 2016)
10(f)*	Form of Fiscal Year 2018 Annual Performance Share Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 11, 2017)
10(g)*	Form of Fiscal Year 2017 Annual Performance Share Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 8, 2016)
10(h)*	Form of Amendment of Annual and/or Long-Term Performance Share Awards (Incorporated by reference to Exhibit 10(c) to the Company’s Form 10-Q for the quarter ended December 31, 2014)
10(i)*	Form of Long Term Performance Share Award Agreement (Incorporated by reference to Exhibit 10(h) to the Company’s Form 10-K for the fiscal year ended June 30, 2014)
10(j)*	Form of Fiscal Year 2018 Restricted Share Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 11, 2017)
10(k)*	Form of Restricted Share Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 19, 2014)
10(l)*	Form of Fiscal Year 2018 Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 11, 2017)
10(m)*	Form of Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 19, 2015)
10(n)*
Form of Change in Control Agreement, dated June 26, 2015 between the Company and each of Robert F. Schneider, Donald W. Van Winkle, Michelle R. Schroeder, Lonnie P. Nicholson, Julia E. Heitz Cassidy, R. Gregory Kincer, Michael S. Wagner, and Kevin D. McCoy; and dated August 17, 2015 between the Company and Kourtney L. Smith (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 29, 2015)

10(o)*
Form of Executive Employment Agreement, dated June 26, 2015 between the Company and each of Robert F. Schneider, Donald W. Van Winkle, Michelle R. Schroeder, and Lonnie P. Nicholson (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 29, 2015)

10(p)*	Kimball International Severance Benefits Plan (Incorporated by reference to Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended September 30, 2015)
10(q)*
Kimball International Severance Benefits Plan Supplement for Michael S. Wagner, Kevin D. McCoy, Julia E. Heitz Cassidy, R. Gregory Kincer, and Kourtney L. Smith (Incorporated by reference to Exhibit 10(c) to the Company’s Form 10-Q for the quarter ended September 30, 2015)

10(r)
First Amendment to Credit Agreement, dated as of September 1, 2015 by and among Kimball International, Inc., and the Lenders party hereto and JPMorgan Chase Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 3, 2015)

10(s)
Credit Agreement, dated as of October 31, 2014 among Kimball International, Inc., the Lenders party hereto and JPMorgan Chase Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed November 3, 2014)

10(t)
Tax Matters Agreement, dated as of October 31, 2014 by and among Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 3, 2014)

10(u)
Employee Matters Agreement, dated as of October 31, 2014 by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 3, 2014)

10(v)
Transition Services Agreement, dated as of October 31, 2014 by and between Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 3, 2014)

11	Computation of Earnings Per Share (Incorporated by reference to Note 16 - Earnings Per Share of Notes to Consolidated Financial Statements)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

Exhibit	Description
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Constitutes management contract or compensatory arrangement
** The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.