Form 10-Q
period 2017-09-30
KIMBALL INTERNATIONAL INC
filed 2017-11-02
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of October 20, 2017 was:
Class A Common Stock - 279,533 shares
Class B Common Stock - 37,197,831 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	September 30, 2017	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$64,250	$62,882
Short-term investments	33,528	35,683
Receivables, net of allowances of $1,664 and $1,626, respectively	54,262	53,909
Inventories	41,320	38,062
Prepaid expenses and other current assets	9,044	8,050
Assets held for sale	193	4,223
Total current assets	202,597	202,809
Property and Equipment, net of accumulated depreciation of $184,245 and $182,803, respectively	81,125	80,069
Intangible Assets, net of accumulated amortization of $35,443 and $35,148, respectively	2,824	2,932
Deferred Tax Assets	16,415	14,487
Other Assets	13,033	13,450
Total Assets	$315,994	$313,747

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$26	$27
Accounts payable	46,388	44,730
Customer deposits	21,079	20,516
Sale-leaseback financing obligation	3,777	3,752
Dividends payable	2,703	2,296
Accrued expenses	43,654	49,018
Total current liabilities	117,627	120,339
Other Liabilities:
Long-term debt, less current maturities	161	184
Other	16,191	17,020
Total other liabilities	16,352	17,204
Share Owners’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 280,000 for both periods	14	14
Class B - Shares authorized: 100,000,000 Shares issued: 42,745,000 and 42,744,000, respectively	2,137	2,137
Additional paid-in capital	712	2,971
Retained earnings	234,616	230,763
Accumulated other comprehensive income	1,246	1,115
Less: Treasury stock, at cost, 5,557,000 shares and 5,726,000 shares, respectively	(56,710)	(60,796)
Total Share Owners’ Equity	182,015	176,204
Total Liabilities and Share Owners’ Equity	$315,994	$313,747
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)
	Three Months Ended
	September 30
	2017	2016
Net Sales	$169,517	$174,996
Cost of Sales	109,928	116,309
Gross Profit	59,589	58,687
Selling and Administrative Expenses	43,632	43,227
Restructuring Gain	—	(1,832)
Operating Income	15,957	17,292
Other Income (Expense):
Interest income	234	110
Interest expense	(31)	(5)
Non-operating income (expense), net	286	292
Other income (expense), net	489	397
Income Before Taxes on Income	16,446	17,689
Provision for Income Taxes	5,489	6,691
Net Income	$10,957	$10,998

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.29	$0.29
Diluted Earnings Per Share	$0.29	$0.29

Dividends Per Share of Common Stock	$0.07	$0.06

Average Number of Shares Outstanding:
Class A and B Common Stock:
Basic	37,428	37,609
Diluted	37,733	38,024
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$10,957			$10,998
Other comprehensive income (loss):
Available-for-sale securities	$14	$(5)	$9	$(23)	$9	$(14)
Postemployment severance actuarial change	267	(104)	163	243	(94)	149
Reclassification to (earnings) loss:
Amortization of actuarial change	(67)	26	(41)	(145)	56	(89)
Other comprehensive income (loss)	$214	$(83)	$131	$75	$(29)	$46
Total comprehensive income			$11,088			$11,044

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Three Months Ended
	September 30
	2017	2016
Cash Flows From Operating Activities:
Net income	$10,957	$10,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,668	3,935
Gain on sales of assets	(436)	(2,076)
Deferred income tax and other deferred charges	(1,976)	(1,504)
Stock-based compensation	1,536	1,779
Other, net	(100)	(819)
Change in operating assets and liabilities:
Receivables	(385)	(986)
Inventories	(3,258)	(827)
Prepaid expenses and other current assets	480	4,478
Accounts payable	2,794	594
Customer deposits	563	1,427
Accrued expenses	(6,818)	(3,987)
Net cash provided by operating activities	7,025	13,012
Cash Flows From Investing Activities:
Capital expenditures	(6,408)	(2,353)
Proceeds from sales of assets	5,405	11,306
Purchases of capitalized software	(187)	(113)
Purchases of available-for-sale securities	(6,991)	(15,899)
Maturities of available-for-sale securities	8,977	—
Other, net	(48)	(702)
Net cash provided by (used for) investing activities	748	(7,761)
Cash Flows From Financing Activities:
Net change in capital leases and long-term debt	1	(22)
Dividends paid to Share Owners	(2,234)	(2,060)
Repurchases of Common Stock	(1,746)	(2,717)
Repurchase of employee shares for tax withholding	(2,426)	(1,167)
Net cash used for financing activities	(6,405)	(5,966)
Net Increase (Decrease) in Cash and Cash Equivalents	1,368	(715)
Cash and Cash Equivalents at Beginning of Period	62,882	47,576
Cash and Cash Equivalents at End of Period	$64,250	$46,861
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$938	$321
Interest expense	$31	$5
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Kimball International, Inc. (the “Company,” “Kimball International,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to Form 10-Q. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.

Note 2. Recent Accounting Pronouncements and Supplemental Information
Recent Accounting Pronouncements:
In May 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective for our first quarter of fiscal year 2019 with early adoption permitted and will be applied prospectively to an award modified on or after the adoption date. We do not expect the adoption to have a material effect on our consolidated financial statements.
In March 2017, the FASB issued guidance that will shorten the amortization period for certain callable debt securities held at a premium to the earliest call date. This guidance does not require an accounting change for securities held at a discount. This guidance is to be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The guidance is effective for our first quarter of fiscal year 2020 with early adoption permitted. We have not yet determined the effect of this guidance on our consolidated financial statements.
In March 2017, the FASB issued guidance that requires employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic benefit cost in operating expenses, which will impact the presentation of our postemployment benefit plan. The guidance also allows only the service cost component to be eligible for capitalization. Employers are required to present all other components of net benefit cost separate from the service costs and disclose the line item in which the components of net benefit cost other than the service cost are included. Retrospective application of the change in the statement of income presentation is required, while the change in capitalization of the service cost is to be applied prospectively. The guidance is effective for our first quarter of fiscal year 2019 with early adoption permitted. We have not yet determined the effect of this guidance on our consolidated financial statements.
In February 2017, the FASB issued guidance that clarifies the scope of guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This new guidance is meant to clarify the scope of the original guidance that was issued in connection with the guidance relating to the recognition of revenue from contracts with customers, as defined below, which addresses recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The guidance is effective for our first quarter of fiscal year 2019 with early adoption permitted, and we are required to adopt concurrent with the adoption of the guidance on recognition of revenue from contracts with customers. We have not yet determined the effect of this guidance on our consolidated financial statements.
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
In July 2015, the FASB issued guidance on simplifying the measurement of inventory which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Inventory within the scope of this update is required to be measured at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The guidance does not impact inventory measured on a last-in, first-out (“LIFO”) basis. The guidance was adopted prospectively in our first quarter of fiscal year 2018 and did not have a material effect on our consolidated financial statements.
In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB decided to defer the effective date for this new revenue standard by one year, which will make the guidance effective for our first quarter of fiscal year 2019 financial statements using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. In March 2016, the FASB issued additional guidance which further clarifies assessing whether an entity is a principal or an agent in a revenue transaction, and impacts whether an entity reports revenue on a gross or net basis; in April 2016, the FASB issued additional guidance that addresses identifying performance obligations and implementing licensing guidance; and in May 2016, the FASB issued additional guidance that clarifies collectability, noncash consideration, and other transition issues. The amendments have the same effective date and transition requirements as the new revenue standard. We are in the process of evaluating the new guidance against our existing accounting policies and are identifying areas that will be impacted to determine the effect the guidance will have on our consolidated financial statements, and which transition method will be chosen for adoption.
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
Income Taxes:
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rate for the first three months of fiscal year 2018 of 33.4% was favorably impacted by excess tax benefits from stock award vesting. Our effective tax rate for the first three months of fiscal year 2017 was 37.8% and did not include any material unusual items.
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
Components of the Non-operating income (expense), net line, were:

	Three Months Ended
	September 30
(Amounts in Thousands)	2017	2016
Foreign Currency Gain (Loss)	$17	$(7)
Gain on Supplemental Employee Retirement Plan Investments	351	367
Other	(82)	(68)
Non-operating income (expense), net	$286	$292

Note 3. Inventories
Inventory components were as follows:

(Amounts in Thousands)	September 30, 2017	June 30, 2017
Finished products	$26,446	$24,537
Work-in-process	1,266	1,346
Raw materials	26,953	25,368
Total FIFO inventory	54,665	51,251
LIFO reserve	(13,345)	(13,189)
Total inventory	$41,320	$38,062
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three-month periods ended September 30, 2017 and 2016 was immaterial.

Note 4. Accumulated Other Comprehensive Income
During the three months ended September 30, 2017 and 2016, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2017	$(21)	$1,136	$1,115
Other comprehensive income (loss) before reclassifications	9	163	172
Reclassification to (earnings) loss	—	(41)	(41)
Net current-period other comprehensive income (loss)	9	122	131
Balance at September 30, 2017	$(12)	$1,258	$1,246

Balance at June 30, 2016	$—	$1,311	$1,311
Other comprehensive income (loss) before reclassifications	(14)	149	135
Reclassification to (earnings) loss	—	(89)	(89)
Net current-period other comprehensive income (loss)	(14)	60	46
Balance at September 30, 2016	$(14)	$1,371	$1,357

The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30,
(Amounts in Thousands)	2017	2016
Postemployment Benefits Amortization of Actuarial Gain (1)	$44	$92	Cost of Sales
	23	53	Selling and Administrative Expenses
	(26)	(56)	Provision for Income Taxes
Total Reclassifications for the Period	$41	$89	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 11 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.

Note 5. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. As of September 30, 2017, we had a maximum financial exposure from unused standby letters of credit totaling $1.2 million.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of September 30, 2017 with respect to the standby letters of credit. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known.
Changes in the product warranty accrual for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2017	2016
Product Warranty Liability at the beginning of the period	$1,992	$2,351
Additions to warranty accrual (including changes in estimates)	313	213
Settlements made (in cash or in kind)	(146)	(306)
Product Warranty Liability at the end of the period	$2,159	$2,258
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

In March 2016, in connection with a renewal of one of our contracts, we became aware of noncompliance and inaccuracies in our General Services Administration (“GSA”) subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, have met with government officials as requested on two occasions, and intend to cooperate fully with any further inquiries or investigations. While we are not able to reasonably estimate the future financial impact, if any, of the possible sanctions at this time, any of them could, if imposed, have a material adverse impact on our business, future financial position, results of operations, or cash flows. The timing of the government’s review and determination of any outcome of these matters is uncertain. We have incurred, and will continue to incur, legal and related costs in connection with our internal review and the government’s response to this matter. During the first three months of fiscal year 2018, sales related to our GSA contracts were approximately 9.1% of our consolidated sales, with one contract accounting for approximately 6.4% of our consolidated sales and the other contract accounting for approximately 2.7% of our consolidated sales.

Note 6. Restructuring
During the quarter ended September 30, 2016, we completed our capacity utilization restructuring plan which included the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one. During the three months ended September 30, 2017, we recognized no restructuring expense as the restructuring plan was complete, and we recognized a pre-tax restructuring gain of $1.8 million in the three months ended September 30, 2016 which included a gain on the sale of the Post Falls facility. Restructuring activity is included in the Restructuring Gain line item on our Condensed Consolidated Statements of Income.
Note 7. Assets Held for Sale
At September 30, 2017, land located in Jasper, Indiana and over-the-road tractors totaling $0.2 million were classified as held for sale. At June 30, 2017, our fleet of over-the-road tractors and trailers which have been outsourced and a small parcel of land located in Jasper, Indiana totaling $4.2 million were classified as held for sale. During the first quarter of fiscal year 2018, we sold substantially all of our over-the-road tractors and trailers and the small parcel of land and recognized a pre-tax gain of $0.4 million as the $4.6 million selling price exceeded the book value net of selling costs.

Note 8. Fair Value
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the three months ended September 30, 2017. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.
We hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in non-marketable equity securities and $1.5 million in stock warrants. The investment in non-marketable equity securities is classified as a level 3 financial asset and is accounted for using the cost method, as explained in the Financial Instruments Not Carried At Fair Value section below. The investment in stock warrants is also classified as a level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 9 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the investment in non-marketable equity securities, and Note 10 - Derivative Instruments of Notes to Condensed Consolidated Financial

Statements for further information regarding the investment in stock warrants. No purchases or sales of level 3 assets occurred during the three months ended September 30, 2017.
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

Recurring Fair Value Measurements:
As of September 30, 2017 and June 30, 2017, the fair values of financial assets that are measured at fair value on a recurring basis using the market approach are categorized as follows:

(Amounts in Thousands)	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$33,343	$—	$—	$33,343
Cash equivalents: Commercial paper	—	26,836	—	26,836
Available-for-sale securities: Secondary market certificates of deposit	—	11,162	—	11,162
Available-for-sale securities: Municipal bonds	—	19,172	—	19,172
Available-for-sale securities: Government agencies	—	3,194	—	3,194
Trading Securities: Mutual funds in nonqualified SERP	11,868	—	—	11,868
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$45,211	$60,364	$1,500	$107,075

(Amounts in Thousands)	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$30,383	$—	$—	$30,383
Cash equivalents: Commercial paper	—	29,102	—	29,102
Available-for-sale securities: Secondary market certificates of deposit	—	10,336	—	10,336
Available-for-sale securities: Municipal bonds	—	22,154	—	22,154
Available-for-sale securities: Government agencies	—	3,193	—	3,193
Trading Securities: Mutual funds in nonqualified SERP	11,194	—	—	11,194
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$41,577	$64,785	$1,500	$107,862
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

Note 9. Investments
Investment Portfolio:
Our investment portfolio as of September 30, 2017 and June 30, 2017 was comprised of municipal bonds, certificates of deposit purchased in the secondary market, and government agency securities. Municipal bonds include general obligation bonds and revenue bonds, some of which are pre-refunded. Government agency securities represent callable debt securities of a U.S. government sponsored agency. Our investment policy dictates that municipal bonds and government agency securities must be investment grade quality. Our secondary market certificates of deposit are classified as investment securities, being purchased in the secondary market through a broker and available to be sold in the secondary market. All certificates of deposit are FDIC insured.
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

	September 30, 2017
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	Government Agency Securities
Within one year	$9,258	$13,573	$3,194
After one year through two years	1,904	5,599	—
Total Fair Value	$11,162	$19,172	$3,194
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

	September 30, 2017
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	Government Agency Securities
Amortized cost basis	$11,161	$19,187	$3,200
Unrealized holding gains	1	—	—
Unrealized holding losses	—	(15)	(6)
Fair Value	$11,162	$19,172	$3,194

	June 30, 2017
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	Government Agency Securities
Amortized cost basis	$10,334	$22,183	$3,200
Unrealized holding gains	2	—	—
Unrealized holding losses	—	(29)	(7)
Fair Value	$10,336	$22,154	$3,193
An immaterial amount of investments were in a continuous unrealized loss position as of September 30, 2017. There were no realized gains or losses as a result of sales in the three months ended September 30, 2017 and September 30, 2016.
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains (losses) for the three months ended September 30, 2017 and 2016 were, in thousands, $299 and $(357), respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	September 30, 2017	June 30, 2017
SERP investments - current asset	$2,733	$1,259
SERP investments - other long-term asset	9,135	9,935
Total SERP investments	$11,868	$11,194

SERP obligation - current liability	$2,733	$1,259
SERP obligation - other long-term liability	9,135	9,935
Total SERP obligation	$11,868	$11,194
Non-marketable equity securities:
We hold a total investment of $2.0 million in a privately-held company, including $0.5 million in non-marketable equity securities. The investment in non-marketable equity securities is included in the Other Assets line of the Condensed Consolidated Balance Sheets. See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities. We do not hold a majority voting interest and are not the variable interest primary beneficiary of the privately-held company, thus consolidation is not required.

Note 10. Derivative Instruments
Stock Warrants:
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants. The investment in stock warrants is accounted for as a derivative instrument, and is included in the Other Assets line of the Condensed Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended September 30, 2017, the change in fair value of the stock warrants was not significant. See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities.

Note 11. Postemployment Benefits
Our domestic employees participate in severance plans which provide severance benefits to eligible employees meeting the plans’ qualifications, primarily for involuntary termination without cause.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2017	2016
Service cost	$135	$119
Interest cost	21	15
Amortization of actuarial income	(67)	(145)
Net periodic benefit cost (income)	$89	$(11)
The benefit cost (income) in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 12. Stock Compensation Plan
Stock-based compensation expense for the three months ended September 30, 2017 and 2016 was $1.5 million and $1.8 million, respectively. The total income tax benefit for stock compensation arrangements was $1.3 million for the three months ended September 30, 2017, which included $0.7 million of excess tax benefits from stock award vesting, and $0.7 million for the three months ended September 30, 2016.
During fiscal year 2018, the following stock compensation was awarded to officers and other key employees and to members of the Board of Directors who are not employees. All awards were granted under the Amended and Restated 2003 Stock Option and Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Type of Award	Quarter Awarded	Shares or Units	Grant Date Fair Value (5)
Annual Performance Shares (1)	1st Quarter	55,839	$16.52
Relative Total Shareholder Return Awards (2)	1st Quarter	26,167	$21.21
Restricted Share Units (3)	1st Quarter	51,211	$16.76
Unrestricted Shares (4)	1st Quarter	10,055	$16.97
(1) Annual performance shares were awarded to officers and other key employees. The number of annual performance shares to be issued will be dependent upon the Company’s return on equity during fiscal year 2018, with a percentage payout ranging from 0% to 200% of the target number set forth above. The maximum number of shares that can be issued under these awards is 111,678. Annual performance shares vest on June 30, 2018.
(2) Performance units were awarded to key officers under the Company’s Relative Total Shareholder Return program. Vesting occurs at June 30, 2020. Participants will earn from 0% to 200% of the target award depending upon how the compound annual growth rate of Kimball International common stock ranks within the peer group at the end of the performance period. The maximum number of units that can be issued under these awards is 52,334.
(3) Restricted share units were awarded to officers and key employees. Vesting occurs at June 30, 2020. Upon vesting, the outstanding number of restricted share units and the value of dividends accumulated over the vesting period are converted to shares of common stock.
(4) Unrestricted shares were awarded to non-employee members of the Board of Directors as consideration for service to Kimball International and do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
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

Note 13. Variable Interest Entities
Our involvement with variable interest entities (“VIEs”) is limited to situations in which we are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the VIE’s economic performance. Thus, consolidation is not required. Our involvement with VIEs consists of an investment in a privately-held company consisting of non-marketable equity securities and stock warrants, and notes receivable related to independent dealership financing.
The non-marketable equity securities and stock warrants were valued at $0.5 million and $1.5 million, respectively, at both September 30, 2017 and June 30, 2017 and were included in the Other Assets line of the Condensed Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements.
The carrying value of the notes receivable for independent dealership financing were $0.8 million and $0.4 million as of September 30, 2017 and June 30, 2017, respectively, and were included on the Receivables and Other Assets line of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball International to the VIEs was limited to the items discussed above during the quarter ended September 30, 2017.

Note 14. Credit Quality and Allowance for Credit Losses of Notes Receivable
We monitor credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. As of September 30, 2017 and June 30, 2017, we had no material past due outstanding notes receivable.

	As of September 30, 2017			As of June 30, 2017
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Independent Dealership Financing	$751	$—	$751	$433	$—	$433
Other Notes Receivable	135	126	9	138	126	12
Total	$886	$126	$760	$571	$126	$445

Note 15. Earnings Per Share
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

	Three Months Ended
	September 30
(Amounts in Thousands, Except for Per Share Data)	2017	2016

Net Income	$10,957	$10,998

Average Shares Outstanding for Basic EPS Calculation	37,428	37,609
Dilutive Effect of Average Outstanding Compensation Awards	305	415
Average Shares Outstanding for Diluted EPS Calculation	37,733	38,024

Basic Earnings Per Share	$0.29	$0.29
Diluted Earnings Per Share	$0.29	$0.29

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
We closely monitor key indicators for the markets in which we compete. As reported by the Business and Institutional Furniture Manufacturer Association (“BIFMA”), the forecast by IHS as of September 2017 for the North American commercial furniture market, which they define as including office, education, and healthcare furniture products, projects a year-over-year increase of 5.4% for calendar year 2017 and 7.5% for calendar year 2018. The forecast for two of the leading indicators for the hospitality furniture market (August 2017 PwC Hospitality Directions U.S. report) includes a projected increase in RevPAR (Revenue Per Available Room) of 2.3% for calendar year 2017 and 2.0% for calendar year 2018, while the occupancy rate forecast for calendar year 2017 is a slight increase and for calendar year 2018 shows a slight decline as occupancy levels hover at peak levels.

Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
The U.S. government, as well as state and local governments, can typically terminate or modify their contracts with us either at their discretion or if we default by failing to perform under the terms of the applicable contract, which could expose us to liability and impede our ability to compete in the future for contracts and orders.  The failure to comply with regulatory and contractual requirements could subject us to investigations, fines, or other penalties, and violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. In March 2016, in connection with a renewal of one of our two contracts with the General Services Administration (“GSA”), we became aware of noncompliance and inaccuracies in our GSA subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, have met with government officials as requested on two occasions, and intend to cooperate fully with any further inquiries or investigations. We cannot reasonably predict the outcome of a government investigation at this time. During the first three months of fiscal year 2018, sales related to our GSA contracts were approximately 9.1% of our consolidated sales, with one contract accounting for approximately 6.4% of our consolidated sales and the other contract accounting for approximately 2.7% of our consolidated sales.

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

•
The impact of higher commodity prices is expected to intensify as pricing pressure from our vendors increases. We continue to focus on continuous improvement initiatives to help offset these cost increases.

•
Despite a moderate economic outlook, uncertainty in areas such as tax reform, trade agreements, tariffs, and the future of the Affordable Care Act could pose a threat to our future growth if companies reduce capital spending in response to the uncertainty.

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

•
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, was $126.6 million at September 30, 2017.

Financial Overview

	At or for the Three Months Ended
	September 30
(Amounts in Millions)	2017	2016	% Change
Net Sales	$169.5	$175.0	(3%)
Gross Profit	59.6	58.7	2%
Selling and Administrative Expenses	43.6	43.2	1%
Restructuring Gain	—	(1.8)
Operating Income	16.0	17.3	(8%)
Operating Income %	9.4%	9.9%
Adjusted Operating Income *	$16.0	$15.5	3%
Adjusted Operating Income % *	9.4%	8.8%
Net Income	$11.0	$11.0	—%
Adjusted Net Income *	11.0	9.9	11%
Diluted Earnings Per Share	$0.29	$0.29
Adjusted Diluted Earnings Per Share *	$0.29	$0.26
Open Orders	$122.1	$127.9	(5%)
* Items indicated represent Non-GAAP measurements. See the “Non-GAAP Financial Measures” section below.

Net Sales by End Market Vertical
	Three Months Ended
	September 30
(Amounts in Millions)	2017	2016	% Change
Commercial	$51.7	$50.5	2%
Education	30.5	26.6	15%
Finance	13.0	16.7	(22%)
Government	26.0	19.7	32%
Healthcare	18.0	22.6	(20%)
Hospitality	30.3	38.9	(22%)
Total Net Sales	$169.5	$175.0	(3%)
First quarter fiscal year 2018 consolidated net sales were $169.5 million compared to first quarter fiscal year 2017 net sales of $175.0 million, or a 3% decrease. Decreased volume was partially offset by price increases net of higher discounting.
For the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017, the decrease in the hospitality vertical market was partially driven by an increase in customer requests to delay shipments. Uncertainty surrounding the potential replacement of the Affordable Care Act is causing a delay in spending in the healthcare vertical market. These declines were partially offset by increases in the government and education vertical markets, which increased as a result of focus on these vertical markets.
Open orders at September 30, 2017 decreased 5% when compared to the open order level as of September 30, 2016 in part due to caution and uncertainty in the healthcare market. Hospitality furniture order backlog increased primarily due to delays in order shipment dates requested by customers. Open orders at a point in time may not be indicative of future sales trends.
In the first quarter of fiscal year 2018 we recorded net income of $11.0 million and diluted earnings per share of $0.29. In the first quarter of fiscal year 2017 we also recorded net income of $11.0 million and diluted earnings per share of $0.29, inclusive of

$1.1 million, or $0.03 per diluted share, of after-tax restructuring gain driven by the sale of the Idaho facility. Excluding the nonrecurring gain, adjusted net income for the first three months of fiscal year 2017 was $9.9 million, or $0.26 per diluted share.
Gross profit as a percent of net sales increased 170 basis points in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017. The improvement was driven by a favorable shift in sales mix to higher margin product, productivity improvements, the favorable impact of price increases net of higher discounting, and decreased employee benefit expenses such as healthcare.
As a percent of net sales, selling and administrative expenses in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017 increased 120 basis points as expenses increased 0.9% primarily due to higher marketing expenditures to grow the business partially offset by lower incentive compensation. Also included in the first quarter of fiscal year 2018 was a $0.4 million gain on the sale of land, offset by $0.4 million of acquisition costs related to the recently completed acquisition.
During the quarter ended September 30, 2016, we completed our capacity utilization restructuring plan which included the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one. During the three months ended September 30, 2017, we recognized no restructuring expense as the restructuring plan was complete, and we recognized a pre-tax restructuring gain of $1.8 million in the three months ended September 30, 2016 which included a gain on the sale of the Post Falls facility. The improvement of customer delivery, supply chain dynamics, and reduction of transportation costs generated pre-tax savings of approximately $1.3 million and $0.9 million for our first quarters ended September 30, 2017 and September 30, 2016, respectively.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2017	2016
Interest Income	$234	$110
Interest Expense	(31)	(5)
Foreign Currency Gain (Loss)	17	(7)
Gain on Supplemental Employee Retirement Plan Investments	351	367
Other	(82)	(68)
Other Income (Expense), net	$489	$397
Our effective tax rate for the first three months of fiscal year 2018 of 33.4% was favorably impacted by excess tax benefits from stock award vesting. Our effective tax rate for the first three months of fiscal year 2017 was 37.8% and did not include any material unusual items.
Comparing the balance sheet as of September 30, 2017 to June 30, 2017, our accrued expenses line decreased as approximately half of our accrued cash incentive compensation related to our fiscal year 2017 performance was paid out in the first quarter of fiscal year 2018.

Liquidity and Capital Resources
Our cash position which is comprised of cash, cash equivalents, and short-term investments decreased to $97.8 million at September 30, 2017 from $98.6 million at June 30, 2017, primarily due to $7.0 million of cash flows from operations which were more than offset by capital expenditures of $6.6 million and the return of capital to share owners in the form of stock repurchases and dividends totaling $4.0 million during the first three months of fiscal year 2018.
Working capital at September 30, 2017 was $85.0 million compared to working capital of $82.5 million at June 30, 2017. The current ratio was 1.7 at both September 30, 2017 and June 30, 2017.
Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, totaled $126.6 million at September 30, 2017. At September 30, 2017, we had $1.2 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. We had no credit facility borrowings outstanding as of September 30, 2017 or June 30, 2017.

During fiscal year 2017 we sold a facility in Indiana which housed an education center for dealer and employee training, a research and development center, and a product showroom for proceeds of $3.8 million. We are leasing a portion of the facility back to facilitate the short-term transition of those functions to other existing Indiana locations. The sale of the facility does not qualify for sale-leaseback accounting thus the book value of the building remains on the property and equipment line of our Condensed Consolidated Balance Sheets as of September 30, 2017 and June 30, 2017, and the related sale-leaseback financing obligation is a current liability on our Condensed Consolidated Balance Sheets as of September 30, 2017 and June 30, 2017.
Cash Flows
The following table reflects the major categories of cash flows for the first three months of fiscal years 2018 and 2017.

	Three Months Ended
	September 30
(Amounts in thousands)	2017	2016
Net cash provided by operating activities	$7,025	$13,012
Net cash provided by (used for) investing activities	$748	$(7,761)
Net cash used for financing activities	$(6,405)	$(5,966)
Cash Flows from Operating Activities
For the first three months of fiscal year 2018 net cash provided by operating activities was $7.0 million fueled by $11.0 million of net income while the first three months of fiscal year 2017 net cash provided by operating activities was $13.0 million inclusive of $11.0 million of net income. Changes in working capital balances used $6.6 million of cash in the first three months of fiscal year 2018 and provided $0.7 million of cash in the first three months of fiscal year 2017.
The $6.6 million usage of cash from changes in working capital balances in the first three months of fiscal year 2018 was primarily due to a reduction in our accrued expenses balance as approximately half of our accrued cash incentive compensation and the retirement profit sharing contribution which are both related to our fiscal year 2017 performance were paid out during our first quarter of fiscal year 2018.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the three-month period ended September 30, 2017 improved to 27 days from 28 days for the three-month period ended September 30, 2016. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the first quarter ended September 30, 2017 increased to 49 days from 46 days from the first quarter ended September 30, 2016. The PDSOH increase was driven by similar inventory levels year-over-year coupled with lower sales volumes. We define PDSOH as the average of the monthly gross inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During the first quarter of fiscal year 2018, we invested $7.0 million in available-for-sale securities, and $9.0 million matured. During the first quarter of fiscal year 2017, we invested $15.9 million in available-for-sale securities, with no maturities occurring during that quarter. Our short-term investments included municipal bonds, certificates of deposit purchased in the secondary market, and government agency securities. During the first three months of fiscal years 2018 and 2017, we received proceeds from the sale of assets net of selling expenses of $5.4 million and $11.3 million, respectively, the majority of which relates to the sale of our fleet of over-the-road tractors and trailers during the first quarter of fiscal year 2018 and the majority of which relates to the sale of our Idaho facility during the first quarter of fiscal year 2017. During the first three months of fiscal years 2018 and 2017, we reinvested $6.6 million and $2.5 million, respectively, into capital investments for the future. The capital investments during the first three months of the current year were primarily for facility improvements such as renovations to our corporate headquarters and showrooms, and various manufacturing equipment upgrades. The capital investments during the first three months of the prior year were primarily for showroom renovations and various manufacturing equipment.
Cash Flows from Financing Activities
We paid dividends of $2.2 million and $2.1 million in the three-month periods ended September 30, 2017 and September 30, 2016, respectively. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. During the first three months of fiscal years 2018 and 2017, we repurchased shares pursuant to a previously announced share repurchase program which drove cash outflow of $1.7 million and $2.7 million, respectively.

Credit Facility
We maintain a $30 million credit facility with a maturity date of October 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55 million at our request, subject to the consent of the participating banks. At September 30, 2017, we had $1.2 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. At both September 30, 2017 and June 30, 2017, we had no borrowings outstanding.
The credit facility requires us to comply with certain debt covenants, the most significant of which are the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15,000,000 to (b) consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, and may not be greater than 3.0 to 1.0. The fixed charge coverage ratio is defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), determined as of the end of each of our fiscal quarters for the trailing four fiscal quarters then ending, and may not be less than 1.10 to 1.00. We were in compliance with all debt covenants of the credit facility during the three-month period ended September 30, 2017.
The table below compares the adjusted leverage ratio and fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	September 30, 2017	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.62)	3.00	3.62
Fixed Charge Coverage Ratio	551.38	1.10	550.28
Future Liquidity
We believe our principal sources of liquidity from available funds on hand and short term investments, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to fund future dividends and meet our working capital and other operating needs for at least the next 12 months. During the first quarter of fiscal year 2018, our Board of Directors declared a quarterly dividend of $0.07 per share, which was an increase from our previous quarterly dividend of $0.06 per share. We anticipate cash outflows for a pending acquisition of $20.0 million subject to certain post-closing working capital adjustments, consisting of $17.8 million to be paid in fiscal year 2018 with an additional potential maximum earn-out of $2.2 million to be paid thereafter. During the remainder of fiscal year 2018 we also expect cash outflow of approximately $7.8 million for accrued cash incentive compensation related to our fiscal year 2017 performance. We will continue to evaluate market conditions in determining future share repurchases. During fiscal year 2018 we expect to ramp up investments in capital expenditures, particularly for projects such as our headquarters renovation, showroom renovations, machinery and equipment upgrades and automation, and potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
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

Non-GAAP Financial Measures
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the United States in the statements of income, statements of comprehensive income, balance sheets, or statements of cash flows of the company. The non-GAAP financial measures used within this MD&A include (1) operating income excluding restructuring; (2) net income excluding restructuring; and (3) diluted earnings per share excluding restructuring. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the table below. Management believes it is useful for investors to understand how its core operations performed without gains or expenses incurred in executing its restructuring plans. Excluding these amounts allows investors to meaningfully trend, analyze, and benchmark the performance of our core operations. Many of our internal performance measures that management uses to make certain operating decisions exclude these gains/expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures
(Amounts in Thousands, Except for Per Share Data)
	Three Months Ended
	September 30
	2017	2016
Operating Income	$15,957	$17,292
Pre-tax Restructuring Gain	—	(1,832)
Adjusted Operating Income	$15,957	$15,460
Net Sales	$169,517	$174,996
Adjusted Operating Income %	9.4%	8.8%

Net Income	$10,957	$10,998
Pre-tax Restructuring Gain	—	(1,832)
Tax on Restructuring	—	713
After-tax Restructuring Gain	—	(1,119)
Adjusted Net Income	$10,957	$9,879

Diluted Earnings Per Share	$0.29	$0.29
Impact of Restructuring Gain	—	(0.03)
Adjusted Diluted Earnings Per Share	$0.29	$0.26
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
See Note 8 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
There have been no material changes outside the ordinary course of business to our summary of contractual obligations under the caption, “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.
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
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. During the first three months of fiscal 2018, there were no material changes in the accounting policies and assumptions previously disclosed.
New Accounting Standards
See Note 2 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, the outcome of a governmental review of our subcontractor reporting practices, adverse changes in the global economic conditions, increased global competition, significant reduction in customer order patterns, loss of key customers or suppliers, financial stability of key customers and suppliers, relationships with strategic customers and product distributors, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball International are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We hold an investment portfolio of available-for-sale securities, comprised of municipal bonds, certificates of deposit purchased in the secondary market, and government agency securities. As of September 30, 2017, the fair value of the investment portfolio was $33.5 million. Our investment policy dictates that municipal bonds and government agency securities must be investment grade quality, and all certificates of deposit are FDIC insured. These securities are fixed income instruments and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in an annual period in market interest rates from levels at September 30, 2017 would cause the fair value of these investments to decline by an immaterial amount. Further information on investments is provided in Note 9 - Investments of Notes to Condensed Consolidated Financial Statements.
We also hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in non-marketable equity securities and $1.5 million in stock warrants. The fair value of the investment may fluctuate due to events and changes in circumstances, but we have incurred no impairment during the three months ended September 30, 2017.
There have been no material changes to other market risks, including commodity risk and foreign currency risk, from the information disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. At September 30, 2017, 1.7 million shares remained available under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1-July 31, 2017)	—	$—	—	1,757,260
Month #2 (August 1-August 31, 2017)	104,551	$16.70	104,551	1,652,709
Month #3 (September 1-September 30, 2017)	—	$—	—	1,652,709
Total	104,551	$16.70	104,551

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and Restated Articles of Incorporation of the Company

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K filed February 10, 2017)

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Chief Executive Officer
November 2, 2017

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder Vice President, Chief Financial Officer
November 2, 2017