Form 10-Q
period 2017-12-31
KIMBALL INTERNATIONAL INC
filed 2018-02-01
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of January 22, 2018 was:
Class A Common Stock - 279,533 shares
Class B Common Stock - 37,205,209 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	December 31, 2017	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$41,852	$62,882
Short-term investments	37,720	35,683
Receivables, net of allowances of $1,228 and $1,626, respectively	53,140	53,909
Inventories	38,861	38,062
Prepaid expenses and other current assets	19,627	8,050
Assets held for sale	67	4,223
Total current assets	191,267	202,809
Property and Equipment, net of accumulated depreciation of $177,740 and $182,803, respectively	80,904	80,069
Goodwill	8,559	—
Other Intangible Assets, net of accumulated amortization of $35,894 and $35,148, respectively	13,328	2,932
Deferred Tax Assets	9,350	14,487
Other Assets	13,997	13,450
Total Assets	$317,405	$313,747

LIABILITIES AND SHARE OWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$24	$27
Accounts payable	42,271	44,730
Customer deposits	28,236	20,516
Sale-leaseback financing obligation	—	3,752
Dividends payable	2,721	2,296
Accrued expenses	38,312	49,018
Total current liabilities	111,564	120,339
Other Liabilities:
Long-term debt, less current maturities	161	184
Other	17,907	17,020
Total other liabilities	18,068	17,204
Share Owners’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 280,000 for both periods	14	14
Class B - Shares authorized: 100,000,000 Shares issued: 42,745,000 and 42,744,000, respectively	2,137	2,137
Additional paid-in capital	1,566	2,971
Retained earnings	239,354	230,763
Accumulated other comprehensive income	1,327	1,115
Less: Treasury stock, at cost, 5,549,000 shares and 5,726,000 shares, respectively	(56,625)	(60,796)
Total Share Owners’ Equity	187,773	176,204
Total Liabilities and Share Owners’ Equity	$317,405	$313,747
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31		December 31
	2017	2016	2017	2016
Net Sales	$173,674	$169,887	$343,191	$344,883
Cost of Sales	119,738	114,129	229,666	230,438
Gross Profit	53,936	55,758	113,525	114,445
Selling and Administrative Expenses	41,931	42,728	85,563	85,955
Restructuring Gain	—	—	—	(1,832)
Operating Income	12,005	13,030	27,962	30,322
Other Income (Expense):
Interest income	234	99	468	209
Interest expense	(74)	(5)	(105)	(10)
Non-operating income (expense), net	263	(84)	549	208
Other income (expense), net	423	10	912	407
Income Before Taxes on Income	12,428	13,040	28,874	30,729
Provision for Income Taxes	5,050	4,323	10,539	11,014
Net Income	$7,378	$8,717	$18,335	$19,715

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.20	$0.23	$0.49	$0.53
Diluted Earnings Per Share	$0.20	$0.23	$0.49	$0.52

Dividends Per Share of Common Stock	$0.07	$0.06	$0.14	$0.12

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	37,476	37,234	37,452	37,421
Average Number of Shares Outstanding - Diluted	37,736	37,605	37,775	37,917
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	December 31, 2017			December 31, 2016
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$7,378			$8,717
Other comprehensive income (loss):
Available-for-sale securities	$(44)	$17	$(27)	$(9)	$4	$(5)
Postemployment severance actuarial change	239	(84)	155	207	(81)	126
Reclassification to (earnings) loss:
Available-for-sale securities	3	(1)	2	—	—	—
Amortization of actuarial change	(66)	17	(49)	(143)	56	(87)
Other comprehensive income (loss)	$132	$(51)	$81	$55	$(21)	$34
Total comprehensive income			$7,459			$8,751

	Six Months Ended			Six Months Ended
	December 31, 2017			December 31, 2016
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$18,335			$19,715
Other comprehensive income (loss):
Available-for-sale securities	$(30)	$12	$(18)	$(32)	$13	$(19)
Postemployment severance actuarial change	506	(188)	318	450	(175)	275
Reclassification to (earnings) loss:
Available-for-sale securities	3	(1)	2	—	—	—
Amortization of actuarial change	(133)	43	(90)	(288)	112	(176)
Other comprehensive income (loss)	$346	$(134)	$212	$130	$(50)	$80
Total comprehensive income			$18,547			$19,795
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Six Months Ended
	December 31
	2017	2016
Cash Flows From Operating Activities:
Net income	$18,335	$19,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,542	7,905
Gain on sales of assets	(2,153)	(2,083)
Deferred income tax and other deferred charges	5,369	(1,827)
Stock-based compensation	2,511	3,277
Other, net	729	(821)
Change in operating assets and liabilities:
Receivables	2,172	4,025
Inventories	656	(125)
Prepaid expenses and other current assets	(8,892)	1,286
Accounts payable	(1,938)	(439)
Customer deposits	4,529	2,393
Accrued expenses	(13,478)	(1,201)
Net cash provided by operating activities	15,382	32,105
Cash Flows From Investing Activities:
Capital expenditures	(11,722)	(5,583)
Proceeds from sales of assets	5,630	11,655
Cash paid upon acquisition	(17,800)	—
Purchases of capitalized software	(423)	(339)
Purchases of available-for-sale securities	(18,902)	(19,698)
Maturities of available-for-sale securities	16,477	746
Other, net	(582)	(965)
Net cash used for investing activities	(27,322)	(14,184)
Cash Flows From Financing Activities:
Net change in capital leases and long-term debt	(26)	(25)
Dividends paid to Share Owners	(4,857)	(4,315)
Repurchases of Common Stock	(1,781)	(6,524)
Repurchase of employee shares for tax withholding	(2,426)	(1,167)
Net cash used for financing activities	(9,090)	(12,031)
Net (Decrease) Increase in Cash and Cash Equivalents	(21,030)	5,890
Cash and Cash Equivalents at Beginning of Period	62,882	47,576
Cash and Cash Equivalents at End of Period	$41,852	$53,466
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$13,139	$13,096
Interest expense	$105	$10
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

Note 2. Recent Accounting Pronouncements and Supplemental Information
Recently Adopted Accounting Pronouncements:
In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance on simplifying the test for goodwill impairment by eliminating the requirement to estimate the implied fair value of a reporting unit from the goodwill impairment test. Under the guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective prospectively for our first quarter of fiscal year 2021 financial statements with early adoption permitted. In conjunction with our recent acquisition, we early adopted the guidance in our second quarter of fiscal year 2018 and the guidance did not have a material effect on our consolidated financial statements.
In January 2017, the FASB issued guidance which revises the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance is effective for our first quarter of fiscal year 2019 with early adoption permitted and the amendments can be applied to transactions occurring before the guidance was issued as long as the applicable financial statements have not been issued. In conjunction with our recent acquisition, we early adopted the guidance in our second quarter of fiscal year 2018 and the guidance did not have a material effect on our consolidated financial statements.
In August 2016, the FASB issued guidance that clarifies and provides specific guidance on eight cash flow classification issues that are not addressed by current GAAP. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows, including how to classify contingent consideration payments made after a business combination, which will impact the presentation of future earn-out payments for our recent acquisition. The guidance is effective for our first quarter of fiscal year 2019 with early adoption permitted. We early adopted the guidance in our second quarter of fiscal year 2018 and the guidance did not have a material effect on our consolidated financial statements.
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
Recently Issued Accounting Pronouncements Not Yet Adopted:
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
In February 2017, the FASB issued guidance that clarifies the scope of guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This new guidance is meant to clarify the scope of the original guidance that was issued in connection with the guidance relating to the recognition of revenue from contracts with customers, as defined below, which addresses recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The guidance is effective for our first quarter of fiscal year 2019 with early adoption permitted, and we are required to adopt concurrent with the adoption of the guidance on recognition of revenue from contracts with customers. We are reviewing the impact of this rule but have not yet determined the effect of this guidance on our consolidated financial statements.
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
We have completed a preliminary review of the impact of the new revenue standard and expect the primary change to be the reclassification of certain items on the statement of income. For contracts involving products that are sold directly to end customers, currently any fees paid to dealer agents facilitating the sale are netted against revenue. Under the new standard, fees paid to dealer agents will be recognized as a selling expense. In addition, any commissions or fees paid to third-party purchasing organizations will be recognized as a selling expense rather than being netted against revenue. Although the result of these changes will be an increase in net sales and an increase in selling expenses, these changes will have no impact to operating income dollars, but will reduce operating income as a percent of net sales. The new standard will also require several less significant changes including classifying the reserve for returns and allowance as a liability rather than a contra-receivable, recognizing a recovery asset for potential product returns, and capitalizing costs to obtain and fulfill sales contracts. The new standard will also require significantly more disclosure than is required under current rules. We continue to evaluate the impact that will result from adoption of the new standard, and we are in the process of implementing changes to our business processes, systems, and internal controls to support recognition and disclosure under the new standard. We expect to adopt the standard at the beginning of our fiscal year 2019 using the full retrospective approach which, upon adoption, will adjust fiscal years 2017 and 2018 to provide comparable financial reporting for these periods.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test. We compare the carrying value of the reporting unit to the reporting unit’s fair value to identify impairment. If the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. During the second quarter of fiscal year 2018 no goodwill impairment was recognized.
During the second quarter of fiscal year 2018, we acquired $8.6 million in goodwill from the acquisition of D’style, Inc. See Note 3 - Acquisitions of Notes to Condensed Consolidated Financial Statements for more information on this acquisition.

Other Intangible Assets reported on the Condensed Consolidated Balance Sheets consist of capitalized software, product rights, customer relationships, trade names, and non-compete agreements. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. A summary of other intangible assets subject to amortization is as follows:

	December 31, 2017			June 30, 2017
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$38,340	$35,563	$2,777	$37,918	$34,986	$2,932
Product Rights	162	162	—	162	162	—
Customer Relationships	7,050	106	6,944	—	—	—
Trade Names	3,570	60	3,510	—	—	—
Non-Compete Agreements	100	3	97	—	—	—
Other Intangible Assets	$49,222	$35,894	$13,328	$38,080	$35,148	$2,932
Amortization expense related to other intangible assets was, in thousands, $451 and $746 during the quarter and year-to-date period ended December 31, 2017, respectively, and was, in thousands, $282 and $518 during the quarter and year-to-date period ended December 31, 2016, respectively. Amortization expense in future periods is expected to be, in thousands, $1,011 for the remainder of fiscal year 2018, and $1,826, $1,872, $1,504, and $1,230 in the four years ending June 30, 2022, and $5,885 thereafter. The estimated useful life of internal-use software ranges from 2 to 10 years. The amortization period for customer relationship intangible assets is 20 years. The estimated useful life of trade names is 10 years. The estimated useful life of non-compete agreements is 5 years.
Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion, and business process re-engineering costs are expensed in the period in which they are incurred.
Product rights to produce and sell certain products, trade names, and non-compete agreements are amortized on a straight-line basis over their estimated useful lives. Capitalized customer relationships are amortized on estimated attrition rate of customers. We have no intangible assets with indefinite useful lives which are not subject to amortization.
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

The gain or loss on SERP investments is offset by a change in the SERP liability that is recognized in selling and administrative expenses.
Components of the Non-operating income (expense), net line, were:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2017	2016	2017	2016
Foreign Currency Loss	$(29)	$(8)	$(12)	$(15)
Gain on Supplemental Employee Retirement Plan Investments	413	29	764	396
Other	(121)	(105)	(203)	(173)
Non-operating income (expense), net	$263	$(84)	$549	$208

Note 3. Acquisition
During the second quarter of fiscal year 2018, we acquired the assets of D’style, Inc., headquartered in Chula Vista, California. This acquisition expands our reach into hospitality public space areas and adds an attractive product portfolio of solutions for the residential market through the acquired Allan Copley Designs brand. These offerings enable us to take advantage of the trend where hospitality, residential and commercial designs are merging. In addition, the acquisition includes Diseños de Estilo in Tijuana, Mexico, another member of the D’style group which manufactures exclusively for D’style, strengthening our North American manufacturing footprint and serving as a distribution channel to the Mexico and Latin America hospitality markets. The acquisition purchase price totaled $20.0 million, inclusive of an expected $2.2 million earn-out, which is contingent based upon fiscal year 2018 and 2019 D’style, Inc. operating income compared to a predetermined target for each fiscal year. As of the acquisition date the fair value of the earn-out was $1.7 million. The purchase price is subject to certain post-closing working capital adjustments.
A summary of the preliminary purchase price allocation is as follows:

Purchase Price Allocation
(Amounts in Thousands)
Assets:
Receivables	$1,467
Inventories	1,455
Prepaid expenses and other current assets	1,120
Net property and equipment	184
Goodwill	8,559
Other intangible assets	10,720
Deferred tax assets	303
$23,808

Liabilities:
Accounts payable	$804
Customer deposits	3,191
Accrued expenses	333
$4,328
$19,480

Consideration
(Amounts in Thousands)
Cash	$17,800
Contingent earn-out — fair value at acquisition date	1,680
Fair value of total consideration	$19,480
The operating results of this acquisition are included in our consolidated financial statements beginning on November 6, 2017. For both the quarter and year-to-date periods ended December 31, 2017, net sales and net income related to D’style were $2.8 million and less than $0.1 million, respectively. Direct costs of the acquisition during the quarter and year-to-date periods ended December 31, 2017, of approximately $0.4 million and $0.7 million, respectively, were expensed as incurred and were included on the Selling and Administrative Expenses line of our Condensed Consolidated Statements of Income. An immaterial amount of goodwill is not deductible for tax purposes, while the tax deductible portion is deductible over 15 years. Goodwill is primarily attributable to the anticipated revenue and supply chain synergies expected from the operations of the combined company. See Note 2 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements for more information on goodwill and other intangible assets. The purchase price allocation is provisional pending final valuations and purchase accounting adjustments, which were not final as of December 31, 2017. We utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process.

Note 4. Income Taxes
Our second quarter of fiscal year 2018 results of operations included the impact of the enactment of the Tax Cuts and Jobs Act (“Tax Reform”), which was signed into law on December 22, 2017. The Tax Reform reduced federal corporate income tax rates and changed numerous other provisions. As we have a June 30 fiscal year-end, the lower corporate federal income tax rate will be phased in, resulting in a U.S. federal statutory tax rate of 28.1% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. The quarter and six months ended December 31, 2017 included approximately $1.6 million year-to-date in reduced income tax expense to reflect federal taxes at the lower blended effective tax rate. The benefits of the lower rate were more than offset by a one-time discrete $2.0 million unfavorable impact as a result of applying the new lower federal income tax rates to our net deferred tax assets.
The changes included in the Tax Reform are broad and complex. The final transition impacts of the Tax Reform may differ from the above estimate, due to, among other things, changes in interpretations of the Tax Reform, any legislative action to address questions that arise because of the Tax Reform, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform, or any updates or changes to estimates we have utilized to calculate the transition impacts. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Reform to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending June 30, 2018.
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rate was 40.6% and 36.5%, respectively, for the three and six months ended December 31, 2017, impacted by the additional income tax expense due to the Tax Reform. Our effective tax rate was 33.2% and 35.8%, respectively, for the three and six months ended December 31, 2016, primarily as the domestic manufacturing deduction impacted the tax rates.

Note 5. Inventories
Inventory components were as follows:

(Amounts in Thousands)	December 31, 2017	June 30, 2017
Finished products	$24,440	$24,537
Work-in-process	1,274	1,346
Raw materials	26,802	25,368
Total FIFO inventory	52,516	51,251
LIFO reserve	(13,655)	(13,189)
Total inventory	$38,861	$38,062
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three and six-month periods ended December 31, 2017 and 2016 was immaterial.

Note 6. Accumulated Other Comprehensive Income
During the three months ended December 31, 2017 and 2016, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at September 30, 2017	$(12)	$1,258	$1,246
Other comprehensive income (loss) before reclassifications	(27)	155	128
Reclassification to (earnings) loss	2	(49)	(47)
Net current-period other comprehensive income (loss)	(25)	106	81
Balance at December 31, 2017	$(37)	$1,364	$1,327

Balance at September 30, 2016	$(14)	$1,371	$1,357
Other comprehensive income (loss) before reclassifications	(5)	126	121
Reclassification to (earnings) loss	—	(87)	(87)
Net current-period other comprehensive income (loss)	(5)	39	34
Balance at December 31, 2016	$(19)	$1,410	$1,391

During the six months ended December 31, 2017 and 2016, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2017	$(21)	$1,136	$1,115
Other comprehensive income (loss) before reclassifications	(18)	318	300
Reclassification to (earnings) loss	2	(90)	(88)
Net current-period other comprehensive income (loss)	(16)	228	212
Balance at December 31, 2017	$(37)	$1,364	$1,327

Balance at June 30, 2016	$—	$1,311	$1,311
Other comprehensive income (loss) before reclassifications	(19)	275	256
Reclassification to (earnings) loss	—	(176)	(176)
Net current-period other comprehensive income (loss)	(19)	99	80
Balance at December 31, 2016	$(19)	$1,410	$1,391
The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	December 31,		December 31,
(Amounts in Thousands)	2017	2016	2017	2016

Realized Investment Gain (Loss) on available-for-sale securities (1)	$(3)	$—	(3)	$—	Non-operating income (expense), net
	1	—	1	—	Benefit (Provision) for Income Taxes
	(2)	—	(2)	—	Net Income

Postemployment Benefits amortization of actuarial gain (2)	$43	$91	$87	$183	Cost of Sales
	23	52	46	105	Selling and Administrative Expenses
	(17)	(56)	(43)	(112)	Benefit (Provision) for Income Taxes
	49	87	90	176	Net Income

Total Reclassifications for the Period	$47	$87	$88	$176	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 11 - Investments of Notes to Condensed Consolidated Financial Statements for further information on available-for-sale securities.
(2) See Note 13 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.

Note 7. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. As of December 31, 2017, we had a maximum financial exposure from unused standby letters of credit totaling $1.2 million.
We are periodically required to provide performance bonds in order to conduct business with certain customers. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. We are ultimately liable for claims that may occur against the performance bonds. We had a maximum financial exposure from one performance bond totaling $0.5 million as of December 31, 2017.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of December 31, 2017 with respect to the standby letters of credit. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known.
Changes in the product warranty accrual for the six months ended December 31, 2017 and 2016 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2017	2016
Product Warranty Liability at the beginning of the period	$1,992	$2,351
Additions to warranty accrual (including changes in estimates)	839	294
Settlements made (in cash or in kind)	(478)	(628)
Product Warranty Liability at the end of the period	$2,353	$2,017
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
In March 2016, in connection with a renewal of one of our contracts, we became aware of noncompliance and inaccuracies in our General Services Administration (“GSA”) subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, have met with government officials as requested on two occasions, and intend to cooperate fully with any further inquiries or investigations. While we are not able to reasonably estimate the future financial impact, if any, of the possible sanctions at this time, any of them could, if imposed, have a material adverse impact on our business, future financial position, results of operations, or cash flows. The timing of the government’s review and determination of any outcome of these matters is uncertain. We have incurred, and will continue to incur, legal and related costs in connection with our internal review and the government’s response to this matter. During the first six months of fiscal year 2018, sales related to our GSA contracts were approximately 8.8% of our consolidated sales, with one contract accounting for approximately 6.0% of our consolidated sales and the other contract accounting for approximately 2.8% of our consolidated sales.

Note 8. Restructuring
During the three months ended September 30, 2016, we completed our capacity utilization restructuring plan which included the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one. We recognized a pre-tax restructuring gain of $1.8 million in the three months ended September 30, 2016 which included a gain on the sale of the Post Falls facility. During the three and six months ended December 31, 2017, and the three months ended December 31, 2016, we recognized no restructuring expense as the restructuring plan was complete. Restructuring activity is included in the Restructuring Gain line item on our Condensed Consolidated Statements of Income.

Note 9. Assets Held for Sale
At December 31, 2017, land located in Jasper, Indiana totaling less than $0.1 million was classified as held for sale. At June 30, 2017, our fleet of over-the-road tractors and trailers which had been outsourced and a small parcel of land located in Jasper, Indiana totaling $4.2 million were classified as held for sale. During the first quarter of fiscal year 2018, we sold substantially all of our over-the-road tractors and trailers and the small parcel of land and recognized a pre-tax gain of $0.4 million as the $4.6 million selling price exceeded the book value net of selling costs. During the second quarter of fiscal year 2018, we sold the remainder of our over-the-road tractors and trailers for proceeds of $0.1 million which approximated net book value.

Note 10. Fair Value
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the six months ended December 31, 2017. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.
We hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in non-marketable equity securities and $1.5 million in stock warrants. The investment in non-marketable equity securities is classified as a level 3 financial asset and is accounted for using the cost method, as explained in the Financial Instruments Not Carried At Fair Value section below. The investment in stock warrants is also classified as a level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 11 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the investment in non-marketable equity securities, and Note 12 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information regarding the investment in stock warrants.
In connection with the acquisition of D’style, we valued long-lived and intangible assets at their estimated fair values at the acquisition date. The fair value estimates were based upon assumptions related to the future cash flows and discount rates utilizing currently available information, and in some cases, valuation results from independent valuation specialists (Level 3 determination of fair value). Subsequent to the acquisition, we determine the fair value of our long-lived and intangible assets on a non-recurring basis in connection with our periodic evaluations of such assets for potential impairment and record impairment charges when such fair value estimates are lower than the carrying values of the assets.

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

Contingent earn-out liability	3
Income - Based on a valuation model that measures the present value of the probable cash payments based upon the forecasted operating performance of the acquisition and a discount rate that captures the risk associated with the liability.

Recurring Fair Value Measurements:
As of December 31, 2017 and June 30, 2017, the fair values of financial assets that are measured at fair value on a recurring basis using the market approach are categorized as follows:

(Amounts in Thousands)	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$7,032	$—	$—	$7,032
Cash equivalents: Commercial paper	—	21,468	—	21,468
Available-for-sale securities: Secondary market certificates of deposit	—	11,752	—	11,752
Available-for-sale securities: Municipal bonds	—	22,775	—	22,775
Available-for-sale securities: Government agencies	—	3,193	—	3,193
Trading Securities: Mutual funds in nonqualified SERP	12,428	—	—	12,428
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$19,460	$59,188	$1,500	$80,148
Liabilities
Contingent earn-out liability	$—	$—	$1,680	$1,680
Total liabilities at fair value	$—	$—	$1,680	$1,680

(Amounts in Thousands)	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$30,383	$—	$—	$30,383
Cash equivalents: Commercial paper	—	29,102	—	29,102
Available-for-sale securities: Secondary market certificates of deposit	—	10,336	—	10,336
Available-for-sale securities: Municipal bonds	—	22,154	—	22,154
Available-for-sale securities: Government agencies	—	3,193	—	3,193
Trading Securities: Mutual funds in nonqualified SERP	11,194	—	—	11,194
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$41,577	$64,785	$1,500	$107,862
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

Note 11. Investments
Investment Portfolio:
Our investment portfolio as of December 31, 2017 and June 30, 2017 was comprised of municipal bonds, certificates of deposit purchased in the secondary market, and government agency securities. Municipal bonds include general obligation bonds and revenue bonds, some of which are pre-refunded. Government agency securities represent callable debt securities of a U.S. government sponsored agency. Our investment policy dictates that municipal bonds and government agency securities must be investment grade quality. Our secondary market certificates of deposit are classified as investment securities, being purchased in the secondary market through a broker and available to be sold in the secondary market. All certificates of deposit are FDIC insured.
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

	December 31, 2017
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	Government Agency Securities
Within one year	$8,499	$20,366	$1,996
After one year through two years	3,253	2,409	1,197
Total Fair Value	$11,752	$22,775	$3,193
All investments are classified as available-for-sale securities which are recorded at fair value. See Note 10 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the fair value of available-for-sale securities. The amortized cost basis reflects the original purchase price, with discounts and premiums amortized over the life of the available-for-sale securities. Unrealized losses on available-for-sale securities are recognized in earnings when there is intent to sell or it is likely to be required to sell before recovery of the loss, or when the available-for-sale securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax-related effect as a component of Share Owners’ Equity.

	December 31, 2017
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	Government Agency Securities
Amortized cost basis	$11,752	$22,829	$3,200
Unrealized holding gains	—	—	—
Unrealized holding losses	—	(54)	(7)
Fair Value	$11,752	$22,775	$3,193

	June 30, 2017
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	Government Agency Securities
Amortized cost basis	$10,334	$22,183	$3,200
Unrealized holding gains	2	—	—
Unrealized holding losses	—	(29)	(7)
Fair Value	$10,336	$22,154	$3,193
An immaterial amount of investments were in a continuous unrealized loss position as of December 31, 2017. Realized gains and losses as a result of sales in the three and six months ended December 31, 2017 and December 31, 2016 were also immaterial.
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains for the six months ended December 31, 2017 and 2016 were, in thousands, $486 and $99, respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	December 31, 2017	June 30, 2017
SERP investments - current asset	$2,822	$1,259
SERP investments - other long-term asset	9,606	9,935
Total SERP investments	$12,428	$11,194

SERP obligation - current liability	$2,822	$1,259
SERP obligation - other long-term liability	9,606	9,935
Total SERP obligation	$12,428	$11,194
Non-marketable equity securities:
We hold a total investment of $2.0 million in a privately-held company, including $0.5 million in non-marketable equity securities. The investment in non-marketable equity securities is included in the Other Assets line of the Condensed Consolidated Balance Sheets. See Note 10 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities. We do not hold a majority voting interest and are not the variable interest primary beneficiary of the privately-held company, thus consolidation is not required.

Note 12. Derivative Instruments
Stock Warrants:
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants. The investment in stock warrants is accounted for as a derivative instrument, and is included in the Other Assets line of the Condensed Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended December 31, 2017, the change in fair value of the stock warrants was not significant. See Note 10 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities.

Note 13. Postemployment Benefits
Our domestic employees participate in severance plans which provide severance benefits to eligible employees meeting the plans’ qualifications, primarily for involuntary termination without cause.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2017	2016	2017	2016
Service cost	$131	$113	$266	$232
Interest cost	21	14	42	29
Amortization of actuarial income	(66)	(143)	(133)	(288)
Net periodic benefit cost (income)	$86	$(16)	$175	$(27)
The benefit cost (income) in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 14. Stock Compensation Plan
Stock-based compensation expense during the quarter and year-to-date period ended December 31, 2017, was $1.0 million and $2.5 million, respectively, and during the quarter and year-to-date period ended December 31, 2016, was $1.5 million and $3.3 million, respectively. The total income tax benefit for stock compensation arrangements during the quarter and year-to-date period ended December 31, 2017, was $0.3 million and $1.4 million, respectively, and during the quarter and year-to-date period ended December 31, 2016, was $0.6 million and $1.3 million, respectively. The first quarter of fiscal year 2018 included $0.6 million of excess tax benefits from stock awards vesting.
During fiscal year 2018, the following stock compensation was awarded to officers and other key employees and to members of the Board of Directors who are not employees. Awards granted through October were under the Amended and Restated 2003 Stock Option and Incentive Plan, while awards granted during November were under the 2017 Stock Incentive Plan, which was approved by share owners at the October 31, 2017 annual share owners meeting. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Type of Award	Quarter Awarded	Shares or Units	Grant Date Fair Value (5)
Annual Performance Shares (1)	1st Quarter	55,839	$16.52
Annual Performance Shares (1)	2nd Quarter	4,830	$17.63 - $19.73
Relative Total Shareholder Return Awards (2)	1st Quarter	26,167	$21.21
Restricted Share Units (3)	1st Quarter	51,211	$16.76
Restricted Share Units (3)	2nd Quarter	7,005	$17.91 - $18.11
Unrestricted Shares (4)	1st Quarter	10,055	$16.97
Unrestricted Shares (4)	2nd Quarter	9,237	$19.29 - $20.72
(1) Annual performance shares were awarded to officers and other key employees. The number of annual performance shares to be issued will be dependent upon the Company’s return on equity during fiscal year 2018, with a percentage payout ranging from 0% to 200% of the target number set forth above. The maximum number of shares that can be issued under these awards is 121,338. Annual performance shares vest on June 30, 2018.
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
(3) Restricted share units were awarded to officers and key employees. Vesting occurs at June 30, 2018 and June 30, 2020. Upon vesting, the outstanding number of restricted share units and the value of dividends accumulated over the vesting period are converted to shares of common stock.
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

Note 15. Variable Interest Entities
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
The non-marketable equity securities and stock warrants were valued at $0.5 million and $1.5 million, respectively, at both December 31, 2017 and June 30, 2017 and were included in the Other Assets line of the Condensed Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 10 - Fair Value of Notes to Condensed Consolidated Financial Statements.
The carrying value of the notes receivable for independent dealership financing were $0.7 million and $0.4 million as of December 31, 2017 and June 30, 2017, respectively, and were included on the Receivables and Other Assets line of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball International to the VIEs was limited to the items discussed above during the quarter ended December 31, 2017.

Note 16. Credit Quality and Allowance for Credit Losses of Notes Receivable
We monitor credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. As of December 31, 2017 and June 30, 2017, we had no material past due outstanding notes receivable.

	As of December 31, 2017			As of June 30, 2017
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Independent Dealership Financing	$671	$—	$671	$433	$—	$433
Other Notes Receivable	132	126	6	138	126	12
Total	$803	$126	$677	$571	$126	$445

Note 17. Earnings Per Share
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands, Except for Per Share Data)	2017	2016	2017	2016
Net Income	$7,378	$8,717	$18,335	$19,715

Average Shares Outstanding for Basic EPS Calculation	37,476	37,234	37,452	37,421
Dilutive Effect of Average Outstanding Compensation Awards	260	371	323	496
Average Shares Outstanding for Diluted EPS Calculation	37,736	37,605	37,775	37,917

Basic Earnings Per Share	$0.20	$0.23	$0.49	$0.53
Diluted Earnings Per Share	$0.20	$0.23	$0.49	$0.52

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
We closely monitor key indicators for the markets in which we compete. As reported by the Business and Institutional Furniture Manufacturer Association (“BIFMA”), the forecast by IHS as of November 2017 for the North American commercial furniture market, which they define as including office, education, and healthcare furniture products, projects a year-over-year increase of 4.6% for calendar year 2018. The forecast for two of the leading indicators for the hospitality furniture market (January 2018 PwC Hospitality Directions U.S. report) for calendar year 2018 includes a projected increase in RevPAR (Revenue Per Available Room) of 2.7% and a slight increase in occupancy levels which continue to hover near peak levels.

Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
On November 6, 2017, we successfully completed the acquisition of privately-held D’style, Inc., which has administrative and sales offices in Chula Vista, California and has a manufacturing location in Tijuana, Mexico. The acquisition expands our hospitality offerings to public spaces beyond guest rooms and provides new mixed material manufacturing capabilities. D’style was purchased for $20.0 million, inclusive of a $2.2 million contingent earn-out. The purchase price is subject to certain post-closing working capital adjustments. See Note 3 - Acquisition of Notes to Condensed Consolidated Financial Statements for additional information regarding income taxes.

•
Our second quarter of fiscal year 2018 results of operations included the impact of the enactment of the Tax Cuts and Jobs Act (“Tax Reform”), which was signed into law on December 22, 2017. The Tax Reform reduced federal corporate income tax rates and changed numerous other provisions. As we have a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal tax rate of 28.1% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. The quarter and six months ended December 31, 2017 included approximately $1.6 million year-to-date in reduced income tax expense to reflect federal taxes at the lower blended effective tax rate. The benefits of the lower rate were more than offset by a one-time discrete $2.0 million unfavorable impact as a result of applying the new lower federal income tax rates to our net deferred tax assets. The changes included in the Tax Reform are broad and complex. The final transition impacts of the Tax Reform may differ from the above estimate, due to, among other things, changes in interpretations of the Tax Reform, any legislative action to address questions that arise because of the Tax Reform, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform, or any updates or changes to estimates we have utilized to calculate the transition impacts. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Reform to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending June 30, 2018. We expect the lower statutory tax rate to generate significantly lower tax expense in future periods which will be partially offset by the loss of certain credits and loss of the deductibility of certain expenses.

•
During the latter portion of our fiscal year 2017 we sold a facility in Indiana which housed the education center for dealer and employee training, a research and development center, and a product showroom for proceeds of $3.8 million. We were leasing a portion of the facility back to facilitate the short-term transition of those functions to other existing Indiana locations. The sale of the facility did not qualify for sale-leaseback accounting during fiscal year 2017, and thus the $1.7 million pre-tax gain on the sale was not recognized in selling and administrative expenses until our second quarter of fiscal year 2018.

•
The U.S. government, as well as state and local governments, can typically terminate or modify their contracts with us either at their discretion or if we default by failing to perform under the terms of the applicable contract, which could expose us to liability and impede our ability to compete in the future for contracts and orders.  The failure to comply with regulatory and contractual requirements could subject us to investigations, fines, or other penalties, and violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. In March 2016, in connection with a renewal of one of our two contracts with the General Services Administration (“GSA”), we became aware of noncompliance and inaccuracies in our GSA subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, have met with government officials as requested on two occasions, and intend to cooperate fully with any further inquiries or investigations. We cannot reasonably predict the outcome of a government investigation at this time. During the first six months of fiscal year 2018, sales related to our GSA contracts were approximately 8.8% of our consolidated sales, with one contract accounting for approximately 6.0% of our consolidated sales and the other contract accounting for approximately 2.8% of our consolidated sales.

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

•
Despite a moderate economic outlook, uncertainty of the long-term impact of tax reform, trade agreements, tariffs, and the healthcare market could pose a threat to our future growth if companies reduce capital spending in response to the uncertainty.

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

•
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, was $108.4 million at December 31, 2017.

Financial Overview

	At or for the Three Months Ended			For the Six Months Ended
	December 31			December 31
(Amounts in Millions)	2017	2016	% Change	2017	2016	% Change
Net Sales	$173.7	$169.9	2%	$343.2	$344.9	—%
Gross Profit	53.9	55.8	(3%)	113.5	114.4	(1%)
Selling and Administrative Expenses	41.9	42.7	(2%)	85.6	86.0	—%
Restructuring Gain	—	—		—	(1.8)
Operating Income	12.0	13.0	(8%)	28.0	30.3	(8%)
Operating Income %	6.9%	7.7%		8.1%	8.8%
Adjusted Operating Income *	$12.0	$13.0	(8%)	$28.0	$28.5	(2%)
Adjusted Operating Income % *	6.9%	7.7%		8.1%	8.3%
Net Income	$7.4	$8.7	(15%)	$18.3	$19.7	(7%)
Adjusted Net Income *	7.4	8.7	(15%)	18.3	18.6	(1%)
Diluted Earnings Per Share	$0.20	$0.23		$0.49	$0.52
Adjusted Diluted Earnings Per Share *	$0.20	$0.23		$0.49	$0.49
Open Orders	$131.6	$122.2	8%
* Items indicated represent Non-GAAP measurements. See the “Non-GAAP Financial Measures” section below.

Net Sales by End Vertical Market
	Three Months Ended			Six Months Ended
	December 31			December 31
(Amounts in Millions)	2017	2016	% Change	2017	2016	% Change
Commercial	$48.6	$51.7	(6%)	$99.4	$100.7	(1%)
Education	16.6	14.6	14%	47.1	41.2	14%
Finance	17.6	16.7	5%	30.7	33.5	(8%)
Government	21.4	17.9	20%	46.2	36.2	28%
Healthcare	23.1	27.1	(15%)	43.1	52.5	(18%)
Hospitality	46.4	41.9	11%	76.7	80.8	(5%)
Total Net Sales	$173.7	$169.9	2%	$343.2	$344.9	—%

Second quarter fiscal year 2018 consolidated net sales were $173.7 million compared to second quarter fiscal year 2017 net sales of $169.9 million, or a 2% increase driven by price increases net of higher discounting and $2.8 million of net sales resulting from the D’style acquisition. Inclusive of the D’style net sales of $2.8 million, net sales for the six-month period ended December 31, 2017 of $343.2 million were flat compared to net sales of $344.9 million for the six-month period ended December 31, 2016 as decreased volume exceeded price increases net of higher discounting.
During our second quarter of fiscal year 2018 we redefined our vertical market reporting to better reflect the end markets that we serve. The largest shifts among vertical markets were sales to certain government-affiliated medical facilities, which were previously classified in the government vertical market and are now classified in the healthcare vertical market. Prior period information was estimated to reflect the new vertical market definitions on a comparable basis.
For both the second quarter and year-to-date period of fiscal year 2018 compared to the same periods of fiscal year 2017, increased sales to the government vertical market are attributable to higher state and local government sales. In addition, the government and education vertical market sales increases were aided by heightened focus on these vertical markets. For the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017, the acquisition of the D’style business and increases in organic non-custom business drove an increase in the hospitality vertical market sales to a record quarterly level. Hospitality sales for the year-to-date period of fiscal year 2018 compared to the year-to-date period of fiscal year 2017 declined due to both custom and non-custom sales reductions, and continued customer requests to delay shipments. Uncertainty is causing delays and reductions in spending in the healthcare vertical market. The other commercial vertical market was negatively impacted by timing of large projects.
Open orders at December 31, 2017 increased 8% when compared to the open order level as of December 31, 2016 as hospitality furniture order backlog increased primarily due to the D’style acquisition. Open orders at a point in time may not be indicative of future sales trends.
In the second quarter of fiscal year 2018 we recorded net income of $7.4 million and diluted earnings per share of $0.20, and in the second quarter of fiscal year 2017 we recorded net income of $8.7 million and diluted earnings per share of $0.23. In the first six months of fiscal year 2018 we recorded net income of $18.3 million and diluted earnings per share of $0.49. In the first six months of fiscal year 2017 we recorded net income of $19.7 million and diluted earnings per share of $0.52, inclusive of $1.1 million or $0.03 per diluted share, of after-tax restructuring gain driven by the sale of the Idaho facility. Excluding the nonrecurring gain, adjusted net income for the first six months of fiscal year 2017 was $18.6 million, or $0.49 per diluted share.
Gross profit as a percent of net sales decreased 170 basis points in the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017. The decline was driven by a shift in sales mix to lower margin product, freight cost increases, higher discounting, and an increase in the LIFO inventory reserve, which were partially offset by price increases and the additional margin contributed by D’style. Gross profit as a percent of net sales decreased 10 basis points in the first six months of fiscal year 2018 compared to the first six months of fiscal year 2017 as increased pricing and lower employee benefit expenses such as healthcare more than offset a shift in sales mix to lower margin product, freight cost increases, higher discounting, and an increase in the LIFO inventory reserve.
As a percent of net sales, selling and administrative expenses in the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017 decreased 90 basis points as total expenses decreased 1.9%, driven by a $1.7 million pre-tax gain on the sale of an administrative building and lower incentive compensation, partially offset by increases in salaries and additional costs related to the D’style acquisition including amortization of acquired intangibles and acquisition expenses. For the first six months of fiscal year 2018 compared to the first six months of fiscal year 2017, as a percent of net sales, selling and administrative expenses increased 10 basis points as total expenses decreased 0.5%. The $1.7 million pre-tax gain on the sale of the education center and showroom, and lower incentive compensation costs were offset by higher marketing expenditures to grow the business, higher salary expense, and additional costs related to the D’style acquisition including amortization of acquired intangibles and acquisition expenses.

Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2017	2016	2017	2016
Interest Income	$234	$99	$468	$209
Interest Expense	(74)	(5)	(105)	(10)
Foreign Currency Loss	(29)	(8)	(12)	(15)
Gain on Supplemental Employee Retirement Plan Investments	413	29	764	396
Other	(121)	(105)	(203)	(173)
Other Income (Expense), net	$423	$10	$912	$407
Our second quarter of fiscal year 2018 results of operations included the impact of the enactment of the Tax Reform, which was signed into law on December 22, 2017. The Tax Reform reduced federal corporate income tax rates and changed numerous other provisions. As we have a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal tax rate of 28.1% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. The quarter and six months ended December 31, 2017 included approximately $1.6 million year-to-date in reduced income tax expense to reflect federal taxes at the lower blended effective tax rate. The benefits of the lower rate were more than offset by a one-time discrete $2.0 million unfavorable impact as a result of applying the new lower federal income tax rates to our net deferred tax assets.
The changes included in the Tax Reform are broad and complex. The final transition impacts of the Tax Reform may differ from the above estimate, due to, among other things, changes in interpretations of the Tax Reform, any legislative action to address questions that arise because of the Tax Reform, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform, or any updates or changes to estimates we have utilized to calculate the transition impacts. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Reform to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending June 30, 2018.
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rate was 40.6% and 36.5%, respectively, for the three and six months ended December 31, 2017, impacted by the additional income tax expense due to the Tax Reform. Our effective tax rate was 33.2% and 35.8%, respectively, for the three and six months ended December 31, 2016, primarily as the domestic manufacturing deduction impacted the tax rates.
Comparing the balance sheet as of December 31, 2017 to June 30, 2017, we recorded goodwill of $8.6 million and intangible assets of $10.7 million resulting from the acquisition of D’style. Our prepaid expense and other current assets line increased due to a prepayment of estimated income taxes for the fiscal year. Our customer deposits line increased due to higher hospitality customer deposits partially driven by the acquisition. Our accrued expenses line decreased as our accrued cash incentive compensation related to our fiscal year 2017 performance was paid out in the first half of fiscal year 2018.

Liquidity and Capital Resources
Our cash position which is comprised of cash, cash equivalents, and short-term investments decreased to $79.6 million at December 31, 2017 from $98.6 million at June 30, 2017, primarily due to $17.8 million cash outflow for the D’style acquisition, capital expenditures of $12.1 million, and the return of capital to share owners in the form of stock repurchases and dividends totaling $6.6 million, which more than offset $15.4 million of cash flows from operations during the first six months of fiscal year 2018.
Working capital at December 31, 2017 was $79.7 million compared to working capital of $82.5 million at June 30, 2017. The current ratio was 1.7 at both December 31, 2017 and June 30, 2017.
Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, totaled $108.4 million at December 31, 2017. At December 31, 2017, we had $1.2 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. We had no credit facility borrowings outstanding as of December 31, 2017 or June 30, 2017.

During fiscal year 2017 we sold an administrative building in Indiana which housed an education center for dealer and employee training, a research and development center, and a product showroom for proceeds of $3.8 million. We were leasing a portion of the facility back to facilitate the short-term transition of those functions to other existing Indiana locations. The sale of the facility did not qualify for sale-leaseback accounting thus the book value of the building remained on the property and equipment line of our Consolidated Balance Sheets as June 30, 2017, and the related sale-leaseback financing obligation was a current liability on our Consolidated Balance Sheets as June 30, 2017. In addition, since the sale of the facility did not qualify for sale-leaseback accounting during fiscal year 2017, the $1.7 million pre-tax gain on the sale was not recognized in selling and administrative expenses until our second quarter of fiscal year 2018.
Cash Flows
The following table reflects the major categories of cash flows for the first six months of fiscal years 2018 and 2017.

	Six Months Ended
	December 31
(Amounts in thousands)	2017	2016
Net cash provided by operating activities	$15,382	$32,105
Net cash used for investing activities	$(27,322)	$(14,184)
Net cash used for financing activities	$(9,090)	$(12,031)
Cash Flows from Operating Activities
For the first six months of fiscal year 2018 net cash provided by operating activities was $15.4 million fueled by $18.3 million of net income while the first six months of fiscal year 2017 net cash provided by operating activities was $32.1 million inclusive of $19.7 million of net income. Changes in working capital balances used $17.0 million of cash in the first six months of fiscal year 2018 and provided $5.9 million of cash in the first six months of fiscal year 2017.
The $17.0 million usage of cash from changes in working capital balances in the first six months of fiscal year 2018 was primarily due to a reduction in our accrued expenses balance as our accrued cash incentive compensation and the retirement profit sharing contribution which are both related to our fiscal year 2017 performance were paid out. Also contributing was a prepayment of estimated income taxes for fiscal year 2018 which are included in the prepaid expenses and other current assets line. The $5.9 million of cash provided by changes in working capital balances in the first six months of fiscal year 2017 was primarily due to a reduction in our accounts receivable balance due to fluctuations in sales.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the six-month period ended December 31, 2017 was 28 days compared to 27 days for the six-month period ended December 31, 2016. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the six-month period ended December 31, 2017 decreased to 46 days from 47 days from the six-month period ended December 31, 2016. We define PDSOH as the average of the monthly gross inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During the first six months of fiscal year 2018, we invested $18.9 million in available-for-sale securities, and $16.5 million matured. During the first six months of fiscal year 2017, we invested $19.7 million in available-for-sale securities, and $0.7 million matured. Our short-term investments included municipal bonds, certificates of deposit purchased in the secondary market, and government agency securities. During the first six months of fiscal year 2018, we had a cash outflow of $17.8 million for the D’style acquisition. During the first six months of fiscal years 2018 and 2017, we received proceeds from the sale of assets net of selling expenses of $5.6 million and $11.7 million, respectively, the majority of which relates to the sale of our fleet of over-the-road tractors and trailers during the first six months of fiscal year 2018 and the majority of which relates to the sale of our Idaho facility during the first six months of fiscal year 2017. During the first six months of fiscal years 2018 and 2017, we reinvested $12.1 million and $5.9 million, respectively, into capital investments for the future. The capital investments during the first six months of the current year were primarily for facility improvements such as renovations to our corporate headquarters and showrooms, and various manufacturing equipment upgrades to increase automation in production facilities which is expected to yield future benefits. The capital investments during the first six months of the prior year were primarily for showroom renovations and various manufacturing equipment, and replacements of tractors and trailers in our fleet.

Cash Flows from Financing Activities
We paid dividends of $4.9 million and $4.3 million in the six-month periods ended December 31, 2017 and December 31, 2016, respectively. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. During the first six months of fiscal years 2018 and 2017, we repurchased shares pursuant to a previously announced share repurchase program which drove cash outflow of $1.8 million and $6.5 million, respectively.
Credit Facility
We maintain a $30 million credit facility with a maturity date of October 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55 million at our request, subject to the consent of the participating banks. At December 31, 2017, we had $1.2 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. At both December 31, 2017 and June 30, 2017, we had no borrowings outstanding.
The credit facility requires us to comply with certain debt covenants, the most significant of which are the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15,000,000 to (b) consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, and may not be greater than 3.0 to 1.0. The fixed charge coverage ratio is defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), determined as of the end of each of our fiscal quarters for the trailing four fiscal quarters then ending, and may not be less than 1.10 to 1.00. We were in compliance with all debt covenants of the credit facility during the six-month period ended December 31, 2017.
The table below compares the adjusted leverage ratio and fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	December 31, 2017	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.37)	3.00	3.37
Fixed Charge Coverage Ratio	237.33	1.10	236.23
Future Liquidity
We believe our principal sources of liquidity from available funds on hand and short term investments, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to fund future dividends and meet our working capital and other operating needs for at least the next 12 months. During the second quarter of fiscal year 2018, our Board of Directors declared a quarterly dividend of $0.07 per share, to be paid during our third quarter of fiscal year 2018. We will continue to evaluate market conditions in determining future share repurchases. During fiscal year 2018 we expect to ramp up investments in capital expenditures, particularly for projects such as our headquarters renovation, showroom renovations, machinery and equipment upgrades and automation, and potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our products, the impact of changes in tariffs, loss of key contract customers, including government subcontract customers, or potential fines and penalties that may result from the government’s review of our GSA subcontractor reporting, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.

Non-GAAP Financial Measures
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the United States in the statements of income, statements of comprehensive income, balance sheets, or statements of cash flows of the company. The non-GAAP financial measures used within this MD&A include (1) adjusted operating income defined as operating income excluding restructuring; (2) adjusted net income defined as net income excluding restructuring; and (3) adjusted diluted earnings per share defined as diluted earnings per share excluding restructuring. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the table below. No restructuring was incurred, and therefore the non-GAAP reconciliations are not shown for the second quarters of fiscal years 2018 and 2017. Management believes it is useful for investors to understand how its core operations performed without gains or expenses incurred in executing its restructuring plans. Excluding these amounts allows investors to meaningfully trend, analyze, and benchmark the performance of our core operations. Many of our internal performance measures that management uses to make certain operating decisions exclude these gains/expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures
(Amounts in Thousands, Except for Per Share Data)
	Six Months Ended
	December 31
	2017	2016
Operating Income	$27,962	$30,322
Pre-tax Restructuring Gain	—	(1,832)
Adjusted Operating Income	$27,962	$28,490
Net Sales	$343,191	$344,883
Adjusted Operating Income %	8.1%	8.3%

Net Income	$18,335	$19,715
Pre-tax Restructuring Gain	—	(1,832)
Tax on Restructuring	—	713
After-tax Restructuring Gain	—	(1,119)
Adjusted Net Income	$18,335	$18,596

Diluted Earnings Per Share	$0.49	$0.52
Impact of Restructuring Gain	0.00	(0.03)
Adjusted Diluted Earnings Per Share	$0.49	$0.49
The open orders metric is a key performance indicator representing firm orders placed by our customers which have not yet been fulfilled and are expected to be recognized as revenue during future quarters. The timing of shipments can vary, but generally open orders are expected to ship within a twelve-month period.

Fair Value
Financial assets classified as level 1 assets were valued using readily available market pricing. For commercial paper and available-for-sale securities classified as level 2 assets, the fair values are determined based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information. We evaluated the inputs used to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. The investment in stock warrants and non-marketable equity securities of a privately-held company are classified as level 3 financial assets. The stock warrants are accounted for as a derivative instrument valued on a recurring basis considering the pricing of recent purchases or sales of the investment as well as positive and negative qualitative evidence, while the non-marketable equity securities are accounted for as a cost-method investment which carries the securities at cost, except in the event of impairment. The contingent earn-out liability is classified as a Level 3 financial liability, and is valued based on a valuation model that measures the present value of the probable cash payments based upon the forecasted operating performance of the acquisition and a discount rate that captures the risk associated with the liability.
See Note 10 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
There have been no material changes outside the ordinary course of business to our summary of contractual obligations under the caption, “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are limited to standby letters of credit, a performance bond, and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 7 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on the standby letters of credit and the performance bond. We do not have material exposures to trading activities of non-exchange traded contracts.
The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. During the first six months of fiscal 2018, there were no material changes in the accounting policies and assumptions previously disclosed.
New Accounting Standards
See Note 2 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, uncertainties related to the future impact of federal tax reform, the outcome of a governmental review of our subcontractor reporting practices, adverse changes in the global economic conditions, increased global competition, significant reduction in customer order patterns, loss of key customers or suppliers, financial stability of key customers and suppliers, relationships with strategic customers and product distributors, availability or cost of raw materials and components, increased competitive pricing pressures reflecting excess industry capacities, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball International are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We hold an investment portfolio of available-for-sale securities, comprised of municipal bonds, certificates of deposit purchased in the secondary market, and government agency securities. As of December 31, 2017, the fair value of the investment portfolio was $37.7 million. Our investment policy dictates that municipal bonds and government agency securities must be investment grade quality, and all certificates of deposit are FDIC insured. These securities are fixed income instruments and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in an annual period in market interest rates from levels at December 31, 2017 would cause the fair value of these investments to decline by an immaterial amount. Further information on investments is provided in Note 11 - Investments of Notes to Condensed Consolidated Financial Statements.
We also hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in non-marketable equity securities and $1.5 million in stock warrants. The fair value of the investment may fluctuate due to events and changes in circumstances, but we have incurred no impairment during the six months ended December 31, 2017.
There have been no material changes to other market risks, including commodity risk and foreign currency risk, from the information disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. At December 31, 2017, 1.7 million shares remained available under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1-October 31, 2017)	—	$—	—	1,652,709
Month #2 (November 1-November 30, 2017)	2,050	$17.00	2,050	1,650,659
Month #3 (December 1-December 31, 2017)	—	$—	—	1,650,659
Total	2,050	$17.00	2,050

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q filed November 2, 2017)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K filed February 10, 2017)

10(a)	2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 2, 2017)

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Chief Executive Officer
February 1, 2018

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder Vice President, Chief Financial Officer
February 1, 2018