Form 10-Q
period 2018-03-31
KIMBALL INTERNATIONAL INC
filed 2018-05-02
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of April 20, 2018 was:
Class A Common Stock - 266,041 shares
Class B Common Stock - 36,831,448 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	March 31, 2018	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$39,554	$62,882
Short-term investments	38,195	35,683
Receivables, net of allowances of $1,310 and $1,626, respectively	46,961	53,909
Inventories	39,037	38,062
Prepaid expenses and other current assets	18,708	8,050
Assets held for sale	281	4,223
Total current assets	182,736	202,809
Property and Equipment, net of accumulated depreciation of $179,557 and $182,803, respectively	81,260	80,069
Goodwill	8,824	—
Other Intangible Assets, net of accumulated amortization of $36,304 and $35,148, respectively	12,882	2,932
Deferred Tax Assets	8,886	14,487
Other Assets	13,492	13,450
Total Assets	$308,080	$313,747

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$23	$27
Accounts payable	39,756	44,730
Customer deposits	25,384	20,516
Sale-leaseback financing obligation	—	3,752
Dividends payable	2,710	2,296
Accrued expenses	38,290	49,018
Total current liabilities	106,163	120,339
Other Liabilities:
Long-term debt, less current maturities	161	184
Other	16,554	17,020
Total other liabilities	16,715	17,204
Shareowners’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 266,000 and 280,000, respectively	13	14
Class B - Shares authorized: 100,000,000 Shares issued: 42,759,000 and 42,744,000, respectively	2,138	2,137
Additional paid-in capital	2,261	2,971
Retained earnings	242,591	230,763
Accumulated other comprehensive income	1,342	1,115
Less: Treasury stock, at cost, 5,937,000 shares and 5,726,000 shares, respectively	(63,143)	(60,796)
Total Shareowners’ Equity	185,202	176,204
Total Liabilities and Shareowners’ Equity	$308,080	$313,747
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2018	2017	2018	2017
Net Sales	$157,897	$153,068	$501,088	$497,951
Cost of Sales	110,142	102,016	339,808	332,454
Gross Profit	47,755	51,052	161,280	165,497
Selling and Administrative Expenses	39,245	40,106	124,808	126,061
Restructuring Gain	—	—	—	(1,832)
Operating Income	8,510	10,946	36,472	41,268
Other Income (Expense):
Interest income	258	136	726	345
Interest expense	(55)	(5)	(160)	(15)
Non-operating income (expense), net	(205)	361	344	569
Other income (expense), net	(2)	492	910	899
Income Before Taxes on Income	8,508	11,438	37,382	42,167
Provision for Income Taxes	2,658	4,207	13,197	15,221
Net Income	$5,850	$7,231	$24,185	$26,946

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.16	$0.19	$0.65	$0.72
Diluted Earnings Per Share	$0.16	$0.19	$0.64	$0.71

Dividends Per Share of Common Stock	$0.07	$0.06	$0.21	$0.18

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	37,259	37,236	37,388	37,360
Average Number of Shares Outstanding - Diluted	37,539	37,730	37,713	37,918
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$5,850			$7,231
Other comprehensive income (loss):
Available-for-sale securities	$—	$(4)	$(4)	$—	$—	$—
Postemployment severance actuarial change	87	(30)	57	194	(75)	119
Reclassification to (earnings) loss:
Available-for-sale securities	1	—	1	—	—	—
Amortization of actuarial change	(58)	19	(39)	(134)	52	(82)
Other comprehensive income (loss)	$30	$(15)	$15	$60	$(23)	$37
Total comprehensive income			$5,865			$7,268

	Nine Months Ended			Nine Months Ended
	March 31, 2018			March 31, 2017
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$24,185			$26,946
Other comprehensive income (loss):
Available-for-sale securities	$(30)	$8	$(22)	$(32)	$13	$(19)
Postemployment severance actuarial change	593	(218)	375	644	(250)	394
Reclassification to (earnings) loss:
Available-for-sale securities	4	(1)	3	—	—	—
Amortization of actuarial change	(191)	62	(129)	(422)	164	(258)
Other comprehensive income (loss)	$376	$(149)	$227	$190	$(73)	$117
Total comprehensive income			$24,412			$27,063
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Nine Months Ended
	March 31
	2018	2017
Cash Flows From Operating Activities:
Net income	$24,185	$26,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,512	11,754
Gain on sales of assets	(2,124)	(2,090)
Deferred income tax and other deferred charges	5,464	(1,017)
Stock-based compensation	3,326	4,773
Other, net	443	(862)
Change in operating assets and liabilities:
Receivables	8,344	9,383
Inventories	480	3,154
Prepaid expenses and other current assets	(7,690)	985
Accounts payable	(5,525)	(4,837)
Customer deposits	1,784	2,223
Accrued expenses	(13,800)	(674)
Net cash provided by operating activities	26,399	49,738
Cash Flows From Investing Activities:
Capital expenditures	(15,332)	(7,646)
Proceeds from sales of assets	5,660	11,734
Cash paid upon acquisition	(17,800)	—
Purchases of capitalized software	(510)	(703)
Purchases of available-for-sale securities	(33,825)	(28,449)
Maturities of available-for-sale securities	30,737	3,694
Other, net	(604)	(1,700)
Net cash used for investing activities	(31,674)	(23,070)
Cash Flows From Financing Activities:
Net change in capital leases and long-term debt	(27)	(27)
Dividends paid to shareowners	(7,480)	(6,549)
Repurchases of Common Stock	(8,120)	(6,524)
Repurchase of employee shares for tax withholding	(2,426)	(1,167)
Net cash used for financing activities	(18,053)	(14,267)
Net (Decrease) Increase in Cash and Cash Equivalents	(23,328)	12,401
Cash and Cash Equivalents at Beginning of Period	62,882	47,576
Cash and Cash Equivalents at End of Period	$39,554	$59,977
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$13,635	$16,433
Interest expense	$160	$15
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
Recently Issued Accounting Pronouncements Not Yet Adopted:
In February 2018, the FASB issued guidance that allows the reclassification of the income tax effects resulting from the Tax Cuts and Jobs Act (“Tax Reform”) from accumulated other comprehensive income to retained earnings. Under the Tax Reform, deferred taxes were adjusted to reflect the reduction of the federal income tax rate to the newly enacted federal income tax rate which left the tax effects on items within accumulated other comprehensive income stranded at historical tax rates. This guidance requires qualitative disclosure of the accounting policy for releasing income tax effects from accumulated other comprehensive income and if the reclassification election is made, the impacts of the change on the consolidated financial statements. The guidance is effective for our first quarter of fiscal year 2020 with early adoption permitted and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the Tax Reform changes are recognized. We are reviewing the impact of this rule but have not yet determined the effect of this guidance on our consolidated financial statements.
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
In March 2017, the FASB issued guidance that requires employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic benefit cost in operating expenses, which will impact the presentation of our postemployment benefit plan. Employers are required to present all other components of net benefit cost separate from the service costs and disclose the line item in which the components of net benefit cost other than the service cost are included. Retrospective application of the change in the statement of income presentation is required. The guidance is effective for our first quarter of fiscal year 2019 with early adoption permitted. We do not expect the adoption to have a material effect on our consolidated financial statements.
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
In February 2016, the FASB issued guidance that revises the accounting for leases. The guidance is intended to improve financial reporting of leasing transactions by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Leases will continue to be classified as either operating or finance leases, with the classification affecting the pattern of expense recognition in the statement of income. The guidance will also require additional disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued additional guidance for land easements which permits entities to forgo the evaluation of existing land easement arrangements to determine if they contain a lease. New land easement arrangements, or modifications to existing arrangements, after the adoption of the lease standard will be evaluated to determine if they meet the definition of a lease. The guidance is effective for our first quarter of fiscal year 2020 with early adoption permitted, and is required to be applied using a modified retrospective approach to each prior reporting period. We are currently evaluating the impact of this guidance, but have not yet determined the effect on our consolidated financial statements.

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
We have completed a preliminary review of the impact of the new revenue standard and expect the primary change to be the reclassification of certain items on the statement of income. For contracts involving products that are sold directly to end customers, currently any fees paid to dealer agents for facilitating the sale and performing certain services are netted against revenue. Under the new standard, fees paid to dealer agents will be recognized as either cost of sales or selling expense. In addition, any commissions or fees paid to third-party purchasing organizations will be recognized as a selling expense rather than being netted against revenue. Although the result of these changes will be increases in net sales, cost of sales, and selling expenses, these changes will have no impact to operating income dollars, but will reduce operating income as a percent of net sales. The new standard will also require several less significant changes including classifying the reserve for returns and allowance as a liability rather than a contra-receivable, recognizing a recovery asset for potential product returns, and capitalizing costs to obtain and fulfill sales contracts. The new standard will also require significantly more disclosure than is required under current rules. We continue to evaluate the impact that will result from adoption of the new standard, and we are in the process of implementing changes to our business processes, systems, and internal controls to support recognition and disclosure under the new standard. We expect to adopt the standard at the beginning of our fiscal year 2019 using the full retrospective approach which, upon adoption, will adjust fiscal years 2017 and 2018 to provide comparable financial reporting for these periods.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test. We compare the carrying value of the reporting unit to the reporting unit’s fair value to identify impairment. If the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. During fiscal year 2018 no goodwill impairment was recognized.
During the year-to-date period of fiscal year 2018, we recorded $8.8 million in goodwill from the acquisition of D’style, Inc. See Note 3 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on this acquisition.

Other Intangible Assets reported on the Condensed Consolidated Balance Sheets consist of capitalized software, product rights, customer relationships, trade names, and non-compete agreements. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. A summary of intangible assets subject to amortization is as follows:

	March 31, 2018			June 30, 2017
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$38,304	$35,721	$2,583	$37,918	$34,986	$2,932
Product Rights	162	162	—	162	162	—
Customer Relationships	7,050	264	6,786	—	—	—
Trade Names	3,570	149	3,421	—	—	—
Non-Compete Agreements	100	8	92	—	—	—
Other Intangible Assets	$49,186	$36,304	$12,882	$38,080	$35,148	$2,932
Amortization expense related to intangible assets was, in thousands, $534 and $1,280 during the quarter and year-to-date period ended March 31, 2018, respectively, and was, in thousands, $277 and $795 during the quarter and year-to-date period ended March 31, 2017, respectively. Amortization expense in future periods is expected to be, in thousands, $491 for the remainder of fiscal year 2018, and $1,858, $1,905, $1,524, and $1,237 in the four years ending June 30, 2022, and $5,867 thereafter. The estimated useful life of internal-use software ranges from 2 to 10 years. The amortization period for customer relationship intangible assets is 20 years. The estimated useful life of trade names is 10 years. The estimated useful life of non-compete agreements is 5 years.
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

The gain or loss on SERP investments is offset by a change in the SERP liability that is recognized in selling and administrative expenses.
Components of the Non-operating income (expense), net line, were:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2018	2017	2018	2017
Foreign Currency Loss	$(18)	$(14)	$(31)	$(28)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	(8)	473	756	869
Other	(179)	(98)	(381)	(272)
Non-operating income (expense), net	$(205)	$361	$344	$569

Note 3. Acquisition
During the second quarter of fiscal year 2018, we acquired the assets of D’style, Inc., headquartered in Chula Vista, California. This acquisition expands our reach into hospitality public space areas and adds an attractive product portfolio of solutions for the residential market through the acquired Allan Copley Designs brand. These offerings enable us to take advantage of the trend where hospitality, residential and commercial designs are merging. In addition, the acquisition includes Diseños de Estilo in Tijuana, Mexico, another member of the D’style group which manufactures exclusively for D’style, strengthening our North American manufacturing footprint and serving as a distribution channel to the Mexico and Latin America hospitality markets. The cash paid for the acquisition totaled $17.8 million and additionally we expect to pay $0.4 million as a post-close working capital adjustment. An earn-out of up to $2.2 million may be paid, which is contingent based upon fiscal year 2018 and 2019 D’style, Inc. operating income compared to a predetermined target for each fiscal year. As of March 31, 2018, the fair value of the earn-out was $1.4 million.
A summary of the preliminary purchase price allocation is as follows:

Purchase Price Allocation
(Amounts in Thousands)
Assets:
Receivables	$1,467
Inventories	1,455
Prepaid expenses and other current assets	1,120
Net property and equipment	184
Goodwill	8,824
Other intangible assets	10,720
Deferred tax assets	303
$24,073

Liabilities:
Accounts payable	$804
Customer deposits	3,084
Accrued expenses	333
$4,221
$19,852

Consideration
(Amounts in Thousands)
Cash	$17,800
Contingent earn-out — fair value at acquisition date	1,680
Working capital adjustment payable	372
Fair value of total consideration	$19,852
As of the acquisition date the fair value of the earn-out was $1.7 million. During the quarter ended March 31, 2018, the fair value of the contingent earn-out liability was adjusted to $1.4 million, resulting in a $0.3 million gain, recognized as a $0.4 million gain included in Selling and Administrative Expenses, offset in part by $0.1 million of Interest Expense related to accretion of the liability to future value.
The operating results of this acquisition are included in our consolidated financial statements beginning on November 6, 2017. For the quarter ended March 31, 2018, net sales and net income related to D’style were $4.8 million and $0.5 million, respectively. For the year-to-date period ended March 31, 2018, net sales and net income related to D’style were $7.6 million and $0.5 million, respectively. Direct costs of the acquisition during the quarter and year-to-date periods ended March 31, 2018, of approximately $0.1 million and $0.8 million, respectively, were expensed as incurred and were included on the Selling and Administrative Expenses line of our Condensed Consolidated Statements of Income.
Goodwill is primarily attributable to the anticipated revenue and supply chain synergies expected from the operations of the combined company. An immaterial amount of goodwill is not deductible for tax purposes, while the tax deductible portion is deductible over 15 years. See Note 2 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements for more information on goodwill and other intangible assets. The following summarizes our goodwill activity for fiscal year 2018:

Goodwill
(Amounts in Thousands)
Goodwill - December 31, 2017	$8,559
Working capital adjustments	265
Goodwill - March 31, 2018	$8,824
The purchase price allocation is provisional pending final valuations and purchase accounting adjustments, which were not final as of March 31, 2018. We utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process.

Note 4. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law. The Tax Reform reduced federal corporate income tax rates effective January 1, 2018, and changed numerous other provisions. Because Kimball International has a June 30 fiscal year-end, the lower corporate federal income tax rate will be phased in, resulting in a U.S. federal statutory tax rate of 28.1% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. The nine months ended March 31, 2018 included approximately $2.0 million year-to-date in reduced income tax expense to reflect federal taxes on current year taxable income at the lower blended effective tax rate, offset by a fiscal year-to-date discrete tax impact of $1.9 million expense as a result of applying the new lower federal income tax rates to our net deferred tax assets. The third quarter fiscal year 2018 tax impact was approximately $0.4 million income to reflect federal taxes on current year taxable income at the lower blended effective tax rate, and $0.1 million income as a result of adjusting the timing of reversals of net deferred tax assets.
The changes included in the Tax Reform are broad and complex. The final transition impacts of the Tax Reform may differ from the above estimate, due to, among other things, changes in interpretations of the Tax Reform, any legislative action to address questions that arise because of the Tax Reform, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform, or any updates or changes to estimates we have utilized to calculate the transition impacts. The Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Reform to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending June 30, 2018.
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rates of 31.2% and 35.3%, respectively, for the three and nine months ended March 31, 2018, were lower than the effective tax rates of 36.8% and 36.1%, respectively, for the three and nine months ended March 31, 2017, primarily due to the benefits of Tax Reform, partially offset by the negative tax impact of applying the lower federal tax rates to deferred tax assets which was primarily recorded in the second quarter of fiscal year 2018. Our effective tax rate for the three months ended March 31, 2018, was lower than the statutory rate as a result of adjusting the timing of reversals of net deferred tax assets. Our effective tax rate for the nine months ended March 31, 2018, was higher than the statutory tax rate due to the negative tax impact of applying the lower federal tax rates to deferred tax assets which more than offset the benefits of the domestic manufacturing deduction. Our effective tax rates for the three and nine months ended March 31, 2017, were lower than the statutory rate primarily due to the benefit of the domestic manufacturing deduction.

Note 5. Inventories
Inventory components were as follows:

(Amounts in Thousands)	March 31, 2018	June 30, 2017
Finished products	$27,699	$24,537
Work-in-process	1,195	1,346
Raw materials	24,167	25,368
Total FIFO inventory	53,061	51,251
LIFO reserve	(14,024)	(13,189)
Total inventory	$39,037	$38,062
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three and nine-month periods ended March 31, 2018 and 2017 was immaterial.

Note 6. Accumulated Other Comprehensive Income
During the three months ended March 31, 2018 and 2017, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at December 31, 2017	$(37)	$1,364	$1,327
Other comprehensive income (loss) before reclassifications	(4)	57	53
Reclassification to (earnings) loss	1	(39)	(38)
Net current-period other comprehensive income (loss)	(3)	18	15
Balance at March 31, 2018	$(40)	$1,382	$1,342

Balance at December 31, 2016	$(19)	$1,410	$1,391
Other comprehensive income (loss) before reclassifications	—	119	119
Reclassification to (earnings) loss	—	(82)	(82)
Net current-period other comprehensive income (loss)	—	37	37
Balance at March 31, 2017	$(19)	$1,447	$1,428
During the nine months ended March 31, 2018 and 2017, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2017	$(21)	$1,136	$1,115
Other comprehensive income (loss) before reclassifications	(22)	375	353
Reclassification to (earnings) loss	3	(129)	(126)
Net current-period other comprehensive income (loss)	(19)	246	227
Balance at March 31, 2018	$(40)	$1,382	$1,342

Balance at June 30, 2016	$—	$1,311	$1,311
Other comprehensive income (loss) before reclassifications	(19)	394	375
Reclassification to (earnings) loss	—	(258)	(258)
Net current-period other comprehensive income (loss)	(19)	136	117
Balance at March 31, 2017	$(19)	$1,447	$1,428

The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	March 31,		March 31,
(Amounts in Thousands)	2018	2017	2018	2017

Realized Investment Gain (Loss) on available-for-sale securities (1)	$(1)	$—	(4)	$—	Non-operating income (expense), net
	—	—	1	—	Benefit (Provision) for Income Taxes
	(1)	—	(3)	—	Net Income

Postemployment Benefits amortization of actuarial gain (2)	$37	$85	$124	$268	Cost of Sales
	21	49	67	154	Selling and Administrative Expenses
	(19)	(52)	(62)	(164)	Benefit (Provision) for Income Taxes
	39	82	129	258	Net Income

Total Reclassifications for the Period	$38	$82	$126	$258	Net Income
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

Note 7. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. As of March 31, 2018, we had a maximum financial exposure from unused standby letters of credit totaling $1.4 million.
We are periodically required to provide performance bonds in order to conduct business with certain customers. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. We are ultimately liable for claims that may occur against the performance bonds. We had a maximum financial exposure from one performance bond totaling $0.5 million as of March 31, 2018.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of March 31, 2018 with respect to the standby letters of credit or performance bond. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known.

Changes in the product warranty accrual for the nine months ended March 31, 2018 and 2017 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2018	2017
Product Warranty Liability at the beginning of the period	$1,992	$2,351
Additions to warranty accrual (including changes in estimates)	1,043	437
Settlements made (in cash or in kind)	(773)	(807)
Product Warranty Liability at the end of the period	$2,262	$1,981
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
In March 2016, in connection with a renewal of one of our contracts, we became aware of noncompliance and inaccuracies in our General Services Administration (“GSA”) subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, have met with government officials as requested on two occasions, and intend to cooperate fully with any further inquiries or investigations. While we are not able to reasonably estimate the future financial impact, if any, of the possible sanctions at this time, any of them could, if imposed, have a material adverse impact on our business, future financial position, results of operations, or cash flows. The timing of the government’s review and determination of any outcome of these matters is uncertain. We have incurred, and will continue to incur, legal and related costs in connection with our internal review and the government’s response to this matter. During the first nine months of fiscal year 2018, sales related to our GSA contracts were approximately 7.9% of our consolidated sales, with one contract accounting for approximately 5.4% of our consolidated sales and the other contract accounting for approximately 2.5% of our consolidated sales.

Note 8. Restructuring
During the three months ended September 30, 2016, we completed our capacity utilization restructuring plan which included the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one. We recognized a pre-tax restructuring gain of $1.8 million in the three months ended September 30, 2016 which included a gain on the sale of the Post Falls facility. During the three and nine months ended March 31, 2018, and the three months ended March 31, 2017, we recognized no restructuring expense as the restructuring plan was complete. Restructuring activity is included in the Restructuring Gain line item on our Condensed Consolidated Statements of Income.

Note 9. Assets Held for Sale
At March 31, 2018, excess land located in Jasper, Indiana totaling $0.3 million was classified as held for sale. At June 30, 2017, our fleet of over-the-road tractors and trailers which had been outsourced and a small parcel of land located in Jasper, Indiana totaling $4.2 million were classified as held for sale. During the first quarter of fiscal year 2018, we sold substantially all of our over-the-road tractors and trailers and the small parcel of land and recognized a pre-tax gain of $0.4 million as the $4.6 million selling price exceeded the book value net of selling costs. During the second quarter of fiscal year 2018, we sold the remainder of our over-the-road tractors and trailers for proceeds of $0.1 million which approximated net book value.

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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the nine months ended March 31, 2018. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.
We hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in non-marketable equity securities and $1.5 million in stock warrants. The investment in non-marketable equity securities is classified as a Level 3 financial asset and is accounted for using the cost method, as explained in the Financial Instruments Not Carried At Fair Value section below. The investment in stock warrants is also classified as a Level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 11 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the investment in non-marketable equity securities, and Note 12 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information regarding the investment in stock warrants. No purchases or sales of Level 3 assets occurred during the three months ended March 31, 2018.
In connection with the acquisition of D’style, we valued long-lived and intangible assets at their estimated fair values at the acquisition date. The fair value estimates for intangible assets were based upon assumptions related to the future cash flows and discount rates utilizing currently available information, and in some cases, valuation results from independent valuation specialists (Level 3 determination of fair value). Subsequent to the acquisition, we determine the fair value of our long-lived and intangible assets on a non-recurring basis in connection with our periodic evaluations of such assets for potential impairment and record impairment charges when such fair value estimates are lower than the carrying values of the assets. As part of the acquisition, contingent earn-out payments up to $2.2 million may be paid based upon fiscal year 2018 and 2019 D’style, Inc. operating income compared to a predetermined target for each fiscal year. As of the acquisition date the fair value of the earn-out liability was $1.7 million.  The liability is carried at fair value and is classified in Level 3 of the fair value hierarchy.  During the quarter ended March 31, 2018, the fair value of the contingent earn-out liability was adjusted to $1.4 million, resulting in a $0.3 million gain, recognized as $0.4 million gain included in Selling and Administrative Expense, offset in part by $0.1 million of Interest Expense related to accretion of the liability to future value.

Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents: Money market funds	1	Market - Quoted market prices
Cash Equivalents: Commercial paper	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Available-for-sale securities: Secondary market certificates of deposit	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Available-for-sale securities: Municipal bonds	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Available-for-sale securities: U.S. Treasury and federal agencies	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Trading securities: Mutual funds held in nonqualified SERP	1	Market - Quoted market prices
Derivative Assets: Stock warrants	3
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

Recurring Fair Value Measurements:
As of March 31, 2018 and June 30, 2017, the fair values of financial assets that are measured at fair value on a recurring basis using the market approach are categorized as follows:

(Amounts in Thousands)	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$13,268	$—	$—	$13,268
Cash equivalents: Commercial paper	—	22,156	—	22,156
Available-for-sale securities: Secondary market certificates of deposit	—	13,501	—	13,501
Available-for-sale securities: Municipal bonds	—	17,639	—	17,639
Available-for-sale securities: U.S. Treasury and federal agencies	—	7,055	—	7,055
Trading Securities: Mutual funds in nonqualified SERP	12,232	—	—	12,232
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$25,500	$60,351	$1,500	$87,351
Liabilities
Contingent earn-out liability	$—	$—	$1,417	$1,417
Total liabilities at fair value	$—	$—	$1,417	$1,417

(Amounts in Thousands)	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$30,383	$—	$—	$30,383
Cash equivalents: Commercial paper	—	29,102	—	29,102
Available-for-sale securities: Secondary market certificates of deposit	—	10,336	—	10,336
Available-for-sale securities: Municipal bonds	—	22,154	—	22,154
Available-for-sale securities: U.S. Treasury and federal agencies	—	3,193	—	3,193
Trading Securities: Mutual funds in nonqualified SERP	11,194	—	—	11,194
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$41,577	$64,785	$1,500	$107,862
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

Note 11. Investments
Investment Portfolio:
Our investment portfolio as of March 31, 2018 and June 30, 2017 was comprised of municipal bonds, certificates of deposit purchased in the secondary market, and U.S. Treasury and federal agency securities. Municipal bonds include general obligation bonds and revenue bonds, some of which are pre-refunded. U.S. Treasury securities represent Treasury Bills and Notes of the U.S. government. Federal agency securities represent debt securities of a U.S. government sponsored agency, and certain of these securities are callable. Our investment policy dictates that municipal bonds, U.S. Treasury and federal agency securities must be investment grade quality. Our secondary market certificates of deposit are classified as investment securities, being purchased in the secondary market through a broker and available to be sold in the secondary market. All certificates of deposit are FDIC insured.
Our investment portfolio is available for use in current operations, therefore investments are recorded within Current Assets in the Condensed Consolidated Balance Sheets. The contractual maturities of our investment portfolio were as follows (maturity dates for municipal bonds are based on pre-refunded dates and maturity dates for government agency securities are based on the first available call date, if applicable):

	March 31, 2018
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Within one year	$9,258	$15,095	$5,384
After one year through two years	4,243	2,544	1,671
Total Fair Value	$13,501	$17,639	$7,055

All investments are classified as available-for-sale securities which are recorded at fair value. See Note 10 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the fair value of available-for-sale securities. The amortized cost basis reflects the original purchase price, with discounts and premiums amortized over the life of the available-for-sale securities. Unrealized losses on available-for-sale securities are recognized in earnings when there is intent to sell or it is likely to be required to sell before recovery of the loss, or when the available-for-sale securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax-related effect as a component of Shareowners’ Equity.

	March 31, 2018
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$13,501	$17,692	$7,062
Unrealized holding gains	—	—	—
Unrealized holding losses	—	(53)	(7)
Fair Value	$13,501	$17,639	$7,055

	June 30, 2017
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$10,334	$22,183	$3,200
Unrealized holding gains	2	—	—
Unrealized holding losses	—	(29)	(7)
Fair Value	$10,336	$22,154	$3,193
An immaterial amount of investments were in a continuous unrealized loss position as of March 31, 2018. Realized gains and losses as a result of sales in the three and nine months ended March 31, 2018 and March 31, 2017 were also immaterial.
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains for the nine months ended March 31, 2018 and 2017 were, in thousands, $450 and $533, respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	March 31, 2018	June 30, 2017
SERP investments - current asset	$3,105	$1,259
SERP investments - other long-term asset	9,127	9,935
Total SERP investments	$12,232	$11,194

SERP obligation - current liability	$3,105	$1,259
SERP obligation - other long-term liability	9,127	9,935
Total SERP obligation	$12,232	$11,194

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

Note 12. Derivative Instruments
Stock Warrants:
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants. The investment in stock warrants is accounted for as a derivative instrument, and is included in the Other Assets line of the Condensed Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended March 31, 2018, the change in fair value of the stock warrants was not significant. See Note 10 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities.

Note 13. Postemployment Benefits
Our domestic employees participate in severance plans which provide severance benefits to eligible employees meeting the plans’ qualifications, primarily for involuntary termination without cause.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2018	2017	2018	2017
Service cost	$132	$110	$398	$342
Interest cost	20	14	62	43
Amortization of actuarial income	(58)	(134)	(191)	(422)
Net periodic benefit cost (income)	$94	$(10)	$269	$(37)
The benefit cost (income) in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 14. Stock Compensation
Stock-based compensation expense during the quarter and year-to-date period ended March 31, 2018, was $0.8 million and $3.3 million, respectively, and during the quarter and year-to-date period ended March 31, 2017, was $1.5 million and $4.8 million, respectively. The total income tax benefit for stock compensation arrangements during the quarter and year-to-date period ended March 31, 2018, was $0.3 million and $1.7 million, respectively, and during the quarter and year-to-date period ended March 31, 2017, was $0.6 million and $1.9 million, respectively. The first quarter of fiscal year 2018 included $0.6 million of excess tax benefits from stock awards vesting.
During fiscal year 2018, the following stock compensation was awarded to officers and other key employees and to members of the Board of Directors who are not employees. Awards granted through October were under the Amended and Restated 2003 Stock Option and Incentive Plan, while awards granted after October were under the 2017 Stock Incentive Plan, which was approved by shareowners at the October 31, 2017 annual shareowners meeting. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Type of Award	Quarter Awarded	Shares or Units	Grant Date Fair Value (5)
Annual Performance Shares (1)	1st Quarter	55,839	$16.52
Annual Performance Shares (1)	2nd Quarter	4,830	$17.63 - $19.73
Annual Performance Shares (1)	3rd Quarter	132	$16.55
Relative Total Shareholder Return Awards (2)	1st Quarter	26,167	$21.21
Restricted Share Units (3)	1st Quarter	51,211	$16.76
Restricted Share Units (3)	2nd Quarter	7,005	$17.91 - $18.11
Restricted Share Units (3)	3rd Quarter	15,297	$18.67 - $18.77
Unrestricted Shares (4)	1st Quarter	10,055	$16.97
Unrestricted Shares (4)	2nd Quarter	9,237	$19.29 - $20.72
Unrestricted Shares (4)	3rd Quarter	9,344	$18.72
(1) Annual performance shares were awarded to officers and other key employees. The number of annual performance shares to be issued will be dependent upon the Company’s return on equity during fiscal year 2018, with a percentage payout ranging from 0% to 200% of the target number set forth above. The maximum number of shares that can be issued under these awards is 121,602. Annual performance shares vest on June 30, 2018.
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
(3) Restricted share units were awarded to officers and key employees. Vesting occurs at June 30, 2018, June 30, 2019, and June 30, 2020. Upon vesting, the outstanding number of restricted share units and the value of dividends accumulated over the vesting period are converted to shares of common stock.
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
The non-marketable equity securities and stock warrants were valued at $0.5 million and $1.5 million, respectively, at both March 31, 2018 and June 30, 2017 and were included in the Other Assets line of the Condensed Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 10 - Fair Value of Notes to Condensed Consolidated Financial Statements.
The carrying value of the notes receivable for independent dealership financing were $0.7 million and $0.4 million as of March 31, 2018 and June 30, 2017, respectively, and were primarily included on the Other Assets line of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball International to the VIEs was limited to the items discussed above during the quarter ended March 31, 2018.

Note 16. Credit Quality and Allowance for Credit Losses of Notes Receivable
We monitor credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. As of March 31, 2018 and June 30, 2017, we had no material past due outstanding notes receivable.

	As of March 31, 2018			As of June 30, 2017
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Independent Dealership Financing	$667	$—	$667	$433	$—	$433
Other Notes Receivable	126	123	3	138	126	12
Total	$793	$123	$670	$571	$126	$445

Note 17. Earnings Per Share
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands, Except for Per Share Data)	2018	2017	2018	2017
Net Income	$5,850	$7,231	$24,185	$26,946

Average Shares Outstanding for Basic EPS Calculation	37,259	37,236	37,388	37,360
Dilutive Effect of Average Outstanding Compensation Awards	280	494	325	558
Average Shares Outstanding for Diluted EPS Calculation	37,539	37,730	37,713	37,918

Basic Earnings Per Share	$0.16	$0.19	$0.65	$0.72
Diluted Earnings Per Share	$0.16	$0.19	$0.64	$0.71

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
Kimball International, Inc. (the “Company,” “Kimball International,” “we,” “us,” or “our”) creates design driven, innovative furnishings sold through our family of brands: Kimball, National, and Kimball Hospitality. Our diverse portfolio offers solutions for the workplace, learning, healing, and hospitality environments.  Dedicated to our Guiding Principles, our values and integrity are evidenced by public recognition as a highly trusted company and an employer of choice. “We Build Success” by establishing long-term relationships with customers, employees, suppliers, shareowners and the communities in which we operate.
We closely monitor key indicators for the markets in which we compete. As reported by the Business and Institutional Furniture Manufacturer Association (“BIFMA”), the forecast by IHS as of April 2018 for the U.S. commercial furniture market, which they define as including office, education, and healthcare furniture products, projects a year-over-year increase of 1.9% for calendar year 2018. The forecast for two of the leading indicators for the hospitality furniture market (January 2018 PwC Hospitality Directions U.S. report) for calendar year 2018 includes a projected increase in RevPAR (Revenue Per Available Room) of 2.7% and a slight increase in occupancy levels which continue to hover near peak levels.

Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
On November 6, 2017, we successfully completed the acquisition of privately-held D’style, Inc., which has administrative and sales offices in Chula Vista, California and has a manufacturing location in Tijuana, Mexico. The acquisition expands our hospitality offerings beyond guest rooms to public spaces and provides new mixed material manufacturing capabilities. The cash paid for the acquisition totaled $17.8 million and additionally we expect to pay $0.4 million as a post-closing working capital adjustment. An earn-out of up to $2.2 million may be paid, which is contingent based upon fiscal year 2018 and 2019 D’style, Inc. operating income compared to a predetermined target for each fiscal year. See Note 3 - Acquisition of Notes to Condensed Consolidated Financial Statements for additional information.

•
On December 22. 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law. The Tax Reform reduced federal corporate income tax rates effective January 1, 2018 and changed numerous other provisions. Because Kimball International has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal tax rate of 28.1% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Our nine months ended March 31, 2018 included approximately $2.0 million year-to-date in reduced income tax expense to reflect federal taxes on current year taxable income at the lower blended effective tax rate, offset by a fiscal year-to-date discrete tax impact of $1.9 million expense as a result of applying the new lower federal income tax rates to our net deferred tax assets. The third quarter fiscal year 2018 tax impact was approximately $0.4 million income to reflect federal taxes on current year taxable income at the lower blended effective tax rate, and $0.1 million income as a result of adjusting the timing of reversals of net deferred tax assets. The changes included in the Tax Reform are broad and complex. The final transition impacts of the Tax Reform may differ from the above estimate, due to, among other things, changes in interpretations of the Tax Reform, any legislative action to address questions that arise because of the Tax Reform, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform, or any updates or changes to estimates we have utilized to calculate the transition impacts. The Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Reform to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending June 30, 2018. We expect the lower statutory tax rate to generate significantly lower tax expense in future periods which will be partially offset by the loss of certain credits and loss of the deductibility of certain expenses.

•
During the latter portion of our fiscal year 2017, we sold a facility in Indiana which housed the education center for dealer and employee training, a research and development center, and a product showroom for proceeds of $3.8 million. We were leasing a portion of the facility back to facilitate the short-term transition of those functions to other existing Indiana locations. The sale of the facility did not qualify for sale-leaseback accounting during fiscal year 2017, and thus the $1.7 million pre-tax gain on the sale was not recognized in selling and administrative expenses until our second quarter of fiscal year 2018.

•
The U.S. government, as well as state and local governments, can typically terminate or modify their contracts with us either at their discretion or if we default by failing to perform under the terms of the applicable contract, which could expose us to liability and impede our ability to compete in the future for contracts and orders.  The failure to comply with regulatory and contractual requirements could subject us to investigations, fines, or other penalties, and violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. In March 2016, in connection with a renewal of one of our two contracts with the General Services Administration (“GSA”), we became aware of noncompliance and inaccuracies in our GSA subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, have met with government officials as requested on two occasions, and intend to cooperate fully with any further inquiries or investigations. We cannot reasonably predict the outcome of a government investigation at this time. During the first nine months of fiscal year 2018, sales related to our GSA contracts were approximately 7.9% of our consolidated sales, with one contract accounting for approximately 5.4% of our consolidated sales and the other contract accounting for approximately 2.5% of our consolidated sales.

•
Due to the contract and project nature of furniture markets, fluctuation in the demand for our products and variation in the gross margin on those projects is inherent to our business which in turn impacts our operating results. Effective management of our manufacturing capacity is and will continue to be critical to our success. See below for further details regarding current sales and open order trends.

•
The impact of higher transportation and commodity prices is expected to intensify as pricing pressure from our vendors increases. In addition, the tariffs imposed by the U.S. on steel and aluminum imported from several countries could increase our costs. To address the cost challenges, several productivity and lean initiatives are being implemented. In addition, our National brand recently implemented a price increase that was effective on April 6, 2018, while our Kimball brand announced a price increase that will be effective in July 2018.

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

•
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, was $106.3 million at March 31, 2018.

Financial Overview

	At or for the Three Months Ended			For the Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2018	2017	% Change	2018	2017	% Change
Net Sales	$157.9	$153.1	3%	$501.1	$498.0	1%
Gross Profit	47.8	51.1	(6%)	161.3	165.5	(3%)
Selling and Administrative Expenses	39.2	40.1	(2%)	124.8	126.1	(1%)
Restructuring Gain	—	—		—	(1.8)
Operating Income	8.5	10.9	(22%)	36.5	41.3	(12%)
Operating Income %	5.4%	7.2%		7.3%	8.3%
Adjusted Operating Income *	$8.5	$10.9	(22%)	$36.5	$39.4	(8%)
Adjusted Operating Income % *	5.4%	7.2%		7.3%	7.9%
Net Income	$5.9	$7.2	(19%)	$24.2	$26.9	(10%)
Adjusted Net Income *	5.9	7.2	(19%)	24.2	25.8	(6%)
Diluted Earnings Per Share	$0.16	$0.19		$0.64	$0.71
Adjusted Diluted Earnings Per Share *	$0.16	$0.19		$0.64	$0.68
Open Orders	$128.1	$130.6	(2%)
* Items indicated represent Non-GAAP measurements. See the “Non-GAAP Financial Measures” section below.

Net Sales by End Vertical Market
	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2018	2017	% Change	2018	2017	% Change
Commercial	$49.6	$47.0	6%	$149.0	$147.7	1%
Education	12.2	13.5	(10%)	59.3	54.7	8%
Finance	17.5	17.5	—%	48.2	51.0	(5%)
Government	16.5	17.2	(4%)	62.7	53.4	17%
Healthcare	19.0	22.1	(14%)	62.1	74.6	(17%)
Hospitality	43.1	35.8	20%	119.8	116.6	3%
Total Net Sales	$157.9	$153.1	3%	$501.1	$498.0	1%
Third quarter fiscal year 2018 consolidated net sales were $157.9 million compared to third quarter fiscal year 2017 net sales of $153.1 million, or a 3% increase driven by $4.8 million of net sales resulting from the D’style acquisition. Net sales for the nine-month period ended March 31, 2018 of $501.1 million increased 1% compared to net sales of $498.0 million for the nine-month period ended March 31, 2017 as the D’style net sales of $7.6 million and price increases net of higher discounting more than offset decreased organic volume.
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
Key explanatory comments for our sales by vertical market follow:

•
For the third quarter of fiscal year 2018 compared to the third quarter of fiscal year 2017, the acquisition of the D’style business and increases in organic non-custom business drove an increase in the hospitality vertical market sales. Hospitality sales for the year-to-date period of fiscal year 2018 compared to the year-to-date period of fiscal year 2017 also increased as the D’style sales more than offset a decline in both custom and non-custom organic sales.

•
Commercial vertical market sales increased for both the third quarter and year-to-date period of fiscal year 2018 compared to the same periods of fiscal year 2017 due to focus on longer term strategic account business.

•
Our sales to the education vertical market were down for the third quarter of fiscal year 2018 compared to the third quarter of fiscal year 2017 as project business for new construction was lower, and on a year-to-date basis sales to the education vertical market increased due to focus on this market.

•
Our sales to the finance vertical market were flat for the third quarter of fiscal year 2018 compared to the third quarter of fiscal year 2017 and declined on a year-to-date basis as the transformation of the banking experience is driving sporadic order patterns.

•
Government vertical market sales for the third quarter of fiscal year 2018 compared to the third quarter of fiscal year 2017 declined and on a year-to-date basis increased as state and local government sales increased and federal government sales decreased.

•
Although sales in the healthcare vertical market declined for both the third quarter and year-to-date period of fiscal year 2018 compared to the same periods of fiscal year 2017, we have recently experienced a strong rebound in quoting activity.

Open orders at March 31, 2018 decreased 2% when compared to the open order level as of March 31, 2017 as a decline in office furniture order backlog more than offset an increase in hospitality furniture order backlog which was primarily due to the D’style acquisition. The prior year office furniture order backlog was positively impacted by the timing of a price increase for one of our brands which increased the order level just prior to March 31, 2017 which made the year-over-year comparative more challenging. Open orders at a point in time may not be indicative of future sales trends.

In the third quarter of fiscal year 2018 we recorded net income of $5.9 million and diluted earnings per share of $0.16. In the third quarter of fiscal year 2017 we recorded net income of $7.2 million and diluted earnings per share of $0.19. In the first nine months of fiscal year 2018 we recorded net income of $24.2 million and diluted earnings per share of $0.64. In the first nine months of fiscal year 2017 we recorded net income of $26.9 million and diluted earnings per share of $0.71, inclusive of $1.1 million or $0.03 per diluted share, of after-tax restructuring gain driven by the sale of the Idaho facility. Excluding the nonrecurring gain, adjusted net income for the first nine months of fiscal year 2017 was $25.8 million, or $0.68 per diluted share.
Gross profit as a percent of net sales decreased 320 basis points in the third quarter of fiscal year 2018 compared to the third quarter of fiscal year 2017. The decline was driven by a shift in sales mix to lower margin product, transportation cost increases, higher discounting, and an increase in the LIFO inventory reserve, which were partially offset by price increases and the additional margin contributed by D’style. Gross profit as a percent of net sales decreased 100 basis points in the first nine months of fiscal year 2018 compared to the first nine months of fiscal year 2017 as increased pricing and lower employee benefit expenses such as healthcare were more than offset a shift in sales mix to lower margin product, freight cost increases, higher discounting, and an increase in the LIFO inventory reserve.
As a percent of net sales, selling and administrative expenses in the third quarter of fiscal year 2018 compared to the third quarter of fiscal year 2017 decreased 140 basis points as total expenses decreased 2.1%, driven by lower incentive compensation resulting from the lower profitability which was partially offset by the additional selling and administrative expenses of the D’style acquisition including amortization of acquired intangibles and acquisition expenses. For the first nine months of fiscal year 2018 compared to the first nine months of fiscal year 2017, as a percent of net sales, selling and administrative expenses decreased 40 basis points as total expenses decreased 1.0%. Lower incentive compensation costs and a $1.7 million pre-tax gain on the sale of an administrative building were partially offset by higher salary expense, higher marketing expenditures to grow the business, and the additional selling and administrative expenses of the D’style acquisition.
Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2018	2017	2018	2017
Interest Income	$258	$136	$726	$345
Interest Expense	(55)	(5)	(160)	(15)
Foreign Currency Loss	(18)	(14)	(31)	(28)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	(8)	473	756	869
Other	(179)	(98)	(381)	(272)
Other Income (Expense), net	$(2)	$492	$910	$899
Our third quarter and year-to-date period of fiscal year 2018 results of operations included the impact of the enactment of the Tax Reform, which was signed into law on December 22, 2017. The Tax Reform reduced federal corporate income tax rates effective January 1, 2018 and changed numerous other provisions. Because Kimball International has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal tax rate of 28.1% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Our nine months ended March 31, 2018 included approximately $2.0 million year-to-date in reduced income tax expense to reflect federal taxes on current year taxable income at the lower blended effective tax rate, offset by a fiscal year-to-date discrete tax impact of $1.9 million expense as a result of applying the new lower federal income tax rates to our net deferred tax assets. The third quarter fiscal year 2018 tax impact was approximately $0.4 million income to reflect federal taxes on current year taxable income at the lower blended effective tax rate, and $0.1 million income as a result of adjusting deferred tax assets to lower federal tax rates.
The changes included in the Tax Reform are broad and complex. The final transition impacts of the Tax Reform may differ from the above estimate, due to, among other things, changes in interpretations of the Tax Reform, any legislative action to address questions that arise because of the Tax Reform, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform, or any updates or changes to estimates we have utilized to calculate the transition impacts. The Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Reform to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending June 30, 2018.

In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rates of 31.2% and 35.3%, respectively, for the three and nine months ended March 31, 2018, were lower than the effective tax rates of 36.8% and 36.1%, respectively, for the three and nine months ended March 31, 2017, primarily due to the benefits of the Tax Reform, partially offset by the negative tax impact of applying the lower federal tax rates to deferred tax assets which was primarily recorded in the second quarter of fiscal year 2018. Our effective tax rate for the three months ended March 31, 2018, was lower than the statutory rate as a result of adjusting the timing of reversals of net deferred tax assets, while our effective tax rate for the nine months ended March 31, 2018, was higher than the statutory tax rate due to the negative tax impact of applying the lower federal tax rates to deferred tax assets which more than offset the benefits of the domestic manufacturing deduction. Our effective tax rates for the three and nine months ended March 31, 2017, were lower than the statutory rate primarily due to the benefit of the domestic manufacturing deduction.
Comparing the balance sheet as of March 31, 2018 to June 30, 2017, goodwill increased $8.8 million and intangible assets increased $10.0 million relating to the acquisition of D’style. Our prepaid expense and other current assets line increased due to a prepayment of estimated income taxes for the fiscal year. Our accrued expenses line decreased as our accrued cash incentive compensation related to our fiscal year 2017 performance was paid out in the first half of fiscal year 2018.

Liquidity and Capital Resources
Our cash position, which is comprised of cash, cash equivalents, and short-term investments, decreased to $77.7 million at March 31, 2018 from $98.6 million at June 30, 2017, primarily due to $17.8 million cash outflow for the D’style acquisition, capital expenditures of $15.8 million, and the return of capital to shareowners in the form of stock repurchases and dividends totaling $15.6 million, which more than offset $26.4 million of cash flows from operations during the first nine months of fiscal year 2018.
Working capital at March 31, 2018 was $76.6 million compared to working capital of $82.5 million at June 30, 2017. The current ratio was 1.7 at both March 31, 2018 and June 30, 2017.
Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, totaled $106.3 million at March 31, 2018. At March 31, 2018, we had $1.4 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. We had no credit facility borrowings outstanding as of March 31, 2018 or June 30, 2017.
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
Cash Flows
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2018 and 2017.

	Nine Months Ended
	March 31
(Amounts in thousands)	2018	2017
Net cash provided by operating activities	$26,399	$49,738
Net cash used for investing activities	$(31,674)	$(23,070)
Net cash used for financing activities	$(18,053)	$(14,267)
Cash Flows from Operating Activities
For the first nine months of fiscal year 2018 net cash provided by operating activities was $26.4 million fueled by $24.2 million of net income while the first nine months of fiscal year 2017 net cash provided by operating activities was $49.7 million inclusive of $26.9 million of net income. Changes in working capital balances used $16.4 million of cash in fiscal year 2018 and provided $10.2 million of cash in fiscal year 2017.

The $16.4 million usage of cash from changes in working capital balances in the first nine months of fiscal year 2018 included a reduction in our accrued expenses balance as our accrued cash incentive compensation and the retirement profit sharing contribution which are both related to our fiscal year 2017 performance were paid out. Also contributing was a prepayment of estimated income taxes for fiscal year 2018 which are included in the prepaid expenses and other current assets line. These cash outflows were partially offset by a reduction in our accounts receivable balance due to the seasonally lower sales in our third quarter. The $10.2 million of cash provided by changes in working capital balances in the first nine months of fiscal year 2017 was primarily due to a reduction in our accounts receivable balance due to fluctuations in sales.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the nine-month period ended March 31, 2018 was 28 days compared to 27 days for the nine-month period ended March 31, 2017. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for both the nine-month periods ended March 31, 2018 and March 31, 2017 were 48 days. We define PDSOH as the average of the monthly gross inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During the first nine months of fiscal year 2018, we invested $33.8 million in available-for-sale securities, and $30.7 million matured. During the first nine months of fiscal year 2017, we invested $28.4 million in available-for-sale securities, and $3.7 million matured. Our short-term investments included municipal bonds, certificates of deposit purchased in the secondary market, and U.S. Treasury and federal agency securities. During the first nine months of fiscal year 2018, we had a cash outflow of $17.8 million upon the D’style acquisition. During the first nine months of fiscal years 2018 and 2017, we received proceeds from the sale of assets net of selling expenses of $5.7 million and $11.7 million, respectively, the majority of which relates to the sale of our fleet of over-the-road tractors and trailers in fiscal year 2018 and the majority of which relates to the sale of our Idaho facility in fiscal year 2017. During the first nine months of fiscal years 2018 and 2017, we reinvested $15.8 million and $8.3 million, respectively, into capital investments for the future. The capital investments in the current year were primarily for facility improvements such as renovations to our corporate headquarters and showrooms, and various manufacturing equipment upgrades to increase automation in production facilities which is expected to yield future benefits. The capital investments in the prior year were primarily for showroom renovations and various manufacturing equipment, and replacements of tractors and trailers in our fleet.
Cash Flows from Financing Activities
We paid dividends of $7.5 million and $6.5 million in the nine-month periods ended March 31, 2018 and March 31, 2017, respectively. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. During the first nine months of fiscal years 2018 and 2017, we repurchased shares pursuant to a previously announced share repurchase program which drove cash outflow of $8.1 million and $6.5 million, respectively.
Credit Facility
We maintain a $30 million credit facility with a maturity date of October 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55 million at our request, subject to the consent of the participating banks. At March 31, 2018, we had $1.4 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. At both March 31, 2018 and June 30, 2017, we had no borrowings outstanding.
The credit facility requires us to comply with certain debt covenants, the most significant of which are the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15,000,000 to (b) consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, and may not be greater than 3.0 to 1.0. The fixed charge coverage ratio is defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), determined as of the end of each of our fiscal quarters for the trailing four fiscal quarters then ending, and may not be less than 1.10 to 1.00. We were in compliance with all debt covenants of the credit facility during the nine-month period ended March 31, 2018.

The table below compares the adjusted leverage ratio and fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	March 31, 2018	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.35)	3.00	3.35
Fixed Charge Coverage Ratio	161.95	1.10	160.85
Future Liquidity
We believe our principal sources of liquidity from available funds on hand and short term investments, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to fund future dividends and meet our working capital and other operating needs for at least the next 12 months. During the third quarter of fiscal year 2018, our Board of Directors declared a quarterly dividend of $0.07 per share, to be paid during our fourth quarter of fiscal year 2018. We will continue to evaluate market conditions in determining future share repurchases. During fiscal year 2018 we expect to ramp up investments in capital expenditures, particularly for projects such as our headquarters renovation, showroom renovations, machinery and equipment upgrades and automation, and potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
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
Non-GAAP Financial Measures
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the United States in the statements of income, statements of comprehensive income, balance sheets, or statements of cash flows of the company. The non-GAAP financial measures used within this MD&A include (1) adjusted operating income defined as operating income excluding restructuring; (2) adjusted net income defined as net income excluding restructuring; and (3) adjusted diluted earnings per share defined as diluted earnings per share excluding restructuring. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the table below. No restructuring was incurred, and therefore the non-GAAP reconciliations are not shown for the third quarters of fiscal years 2018 and 2017. Management believes it is useful for investors to understand how its core operations performed without gains or expenses incurred in executing its restructuring plans. Excluding these amounts allows investors to meaningfully trend, analyze, and benchmark the performance of our core operations. Many of our internal performance measures that management uses to make certain operating decisions exclude these gains/expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures
(Amounts in Thousands, Except for Per Share Data)
	Nine Months Ended
	March 31
	2018	2017
Operating Income	$36,472	$41,268
Pre-tax Restructuring Gain	—	(1,832)
Adjusted Operating Income	$36,472	$39,436
Net Sales	$501,088	$497,951
Adjusted Operating Income %	7.3%	7.9%

Net Income	$24,185	$26,946
Pre-tax Restructuring Gain	—	(1,832)
Tax on Restructuring	—	713
After-tax Restructuring Gain	—	(1,119)
Adjusted Net Income	$24,185	$25,827

Diluted Earnings Per Share	$0.64	$0.71
Impact of Restructuring Gain	0.00	(0.03)
Adjusted Diluted Earnings Per Share	$0.64	$0.68
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
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. During the first nine months of fiscal 2018, there were no material changes in the accounting policies and assumptions previously disclosed.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We hold an investment portfolio of available-for-sale securities, comprised of municipal bonds, certificates of deposit purchased in the secondary market, U.S. Treasury and federal agency securities. As of March 31, 2018, the fair value of the investment portfolio was $38.2 million. Our investment policy dictates that municipal bonds, U.S. Treasury and federal agency securities must be investment grade quality, and all certificates of deposit are FDIC insured. These securities are fixed income instruments and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in an annual period in market interest rates from levels at March 31, 2018 would cause the fair value of these investments to decline by an immaterial amount. Further information on investments is provided in Note 11 - Investments of Notes to Condensed Consolidated Financial Statements.
We are also exposed to market risk with respect to commodity price fluctuations for components used in the manufacture of our products, including steel and aluminum. The U.S. recently imposed tariffs of 25 percent on steel and 10 percent on aluminum imported from several countries. We are monitoring, but at this time we are uncertain of, the potential impact that these tariffs may have on our results of operations.
There have been no material changes to other market risks from the information disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. At March 31, 2018, 1.3 million shares remained available under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1-January 31, 2018)	—	$—	—	1,650,659
Month #2 (February 1-February 28, 2018)	280,400	$16.54	280,400	1,370,259
Month #3 (March 1-March 31, 2018)	116,913	$17.11	116,913	1,253,346
Total	397,313	$16.71	397,313

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q filed November 2, 2017)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K filed February 10, 2017)

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider Chief Executive Officer
May 2, 2018

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder Vice President, Chief Financial Officer
May 2, 2018