Form 10-K
period 2018-06-30
KIMBALL INTERNATIONAL INC
filed 2018-08-28
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
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
Large accelerated filer  ☐        Accelerated filer  ☒                    Non-accelerated filer ☐   Smaller reporting company  ☐ Emerging growth company  ☐                                                            (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Class A Common Stock is not publicly traded and, therefore, no market value is available, but it is convertible on a one-for-one basis into Class B Common Stock.  The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 29, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $676.1 million, based on 97.2% of Class B Common Stock held by non-affiliates.

The number of shares outstanding of the Registrant’s common stock as of August 27, 2018 was:
          Class A Common Stock - 263,991 shares
          Class B Common Stock - 36,898,278 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareowners to be held on October 30, 2018, are incorporated by reference into Part III.

KIMBALL INTERNATIONAL, INC.
FORM 10-K INDEX

PART I
Forward-Looking Statements
This document contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These are statements made by management, using their best business judgment based upon facts known at the time of the statements or reasonable estimates, about future results, plans, or future performance and business of the Company. Such statements involve risk and uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. They should not be construed as a guarantee that such results or events will, in fact, occur or be realized as actual results may differ materially from those expressed in these forward-looking statements. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. We make no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required in current and quarterly periodic reports filed with the Securities and Exchange Commission (“SEC”) or otherwise by law. These forward-looking statements are subject to risks and uncertainties including, but not limited to, the outcome of a governmental review of our subcontractor reporting practices, adverse changes in global economic conditions, the impact of changes in tariffs, increased global competition, significant reduction in customer order patterns, loss of key suppliers, loss of, or significant volume reductions from, key contract customers, financial stability of key customers and suppliers, relationships with strategic customers and product distributors, availability or cost of raw materials, components, or services, changes in the regulatory environment, or similar unforeseen events. Additional risks and uncertainties discussed in Item 1A - Risk Factors of this report could also cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.
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
Overview
Kimball International was incorporated in Indiana in 1939. Our corporate headquarters is located at 1600 Royal Street, Jasper, Indiana.
We create design driven, innovative furnishings sold through our family of brands: Kimball, National, and Kimball Hospitality. Our diverse portfolio offers solutions for the workplace, learning, healing, and hospitality environments. Our values and integrity are demonstrated daily by living our Guiding Principles and creating a culture of caring that establishes us as an employer of choice. “We Build Success” by establishing long-term relationships with customers, employees, suppliers, shareowners and the communities in which we operate.
We have been in the furniture business since 1950. Our core markets include the commercial, hospitality, healthcare, education, government, and finance markets. Through each of our brands, we offer a wide range of possibilities for creating functional environments that convey just the right image for each unique setting, as furniture solutions are tailored to the end user’s needs and demands. The workplace model is evolving to optimize human interaction, and Kimball and National provide furniture solutions which create spaces where people can connect. Our rich wood heritage and craftsmanship remain, while new products and mixed materials are integrated into our product portfolio, satisfying the marketplace’s need for multifunctional, open accommodations throughout all industries. Our furniture solutions are used in collaborative and open work space areas, conference and meeting/huddle rooms, training rooms, private offices, learning areas, classrooms, lobby/reception areas, and dining/café areas with a vast mix of wood, metal, laminate, paint, fabric, solid surface, and plastic options. In addition, we offer products designed specifically for the healthcare market such as patient/exam room and lounge seating and casegoods. In the hospitality industry, Kimball Hospitality works with leading designers, purchasing agents, and hotel owners to create furniture which extends the unique ambiance of a property into guest rooms and public spaces by providing furniture solutions for hotel properties and mixed use developments, including commercial and residential. Hospitality products include, but are not limited to, headboards, tables, seating, vanities, casegoods, lighting, and products that are enhanced with technology features with a broad mix of wood, metal, stone, laminate, finish, glass, and fabric options.
Production currently occurs in Company-owned or leased facilities located in the United States and Mexico. We also engage with third-party manufacturers within the U.S. as well as internationally to produce select finished goods and accessories for our brands. In the United States, we have manufacturing facilities and showrooms in nine states and the District of Columbia. Financial information by geographic area for each of the three years in the period ended June 30, 2018 is included in Note 14 - Geographic Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.
Spin-Off of Kimball Electronics
On October 31, 2014 (“Distribution Date”), we completed the spin-off of our Electronic Manufacturing Services (“EMS”) segment by distributing the related shares of Kimball Electronics, Inc. (“Kimball Electronics”), on a pro rata basis, to our shareowners of record as of October 22, 2014. After the Distribution Date, we no longer beneficially own any Kimball Electronics shares and Kimball Electronics is an independent publicly traded company. Kimball International, Inc. trades on the Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “KBAL” and Kimball Electronics, Inc. trades on Nasdaq under the ticker symbol “KE”.
The disclosures within this Part I describe the continuing operations of Kimball International, Inc. after the spin-off.
Recent Business Changes
Acquisition of D’style, Inc.
During the second quarter of fiscal year 2018, we acquired certain assets of D’style, Inc. (“D’style”), headquartered in Chula Vista, California. This acquisition expanded our reach into hospitality public spaces and added an attractive product portfolio of solutions for the residential market through the acquired Allan Copley Designs brand. These offerings enable us to take advantage of the trend where hospitality, residential and commercial designs are merging. As part of this acquisition, we also acquired all of the capital stock of Diseños de Estilo S.A. de C.V. headquartered in Tijuana, Mexico, another member of the D’style group which manufactures exclusively for D’style, strengthening our North American manufacturing footprint and serving as a distribution channel to the Mexico and Latin America hospitality markets. The cash paid for the acquisition totaled $18.2 million. An earn-out of up to $2.2 million may be paid, which is contingent based upon fiscal year 2018 and 2019 D’style, Inc. operating income compared to a predetermined target for each fiscal year. See Note 2 - Acquisition of Notes to Consolidated Financial Statements for more information on the acquisition.
Capacity Utilization Restructuring Plan
In November 2014, we announced a capacity utilization restructuring plan which included the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one.
The transfer of work from our Idaho facility involved the start-up of metal fabrication capabilities in an existing Company-owned facility, along with the transfer of certain assembly operations into two additional existing Company-owned facilities, all located in southern Indiana. All production was transferred out of the Idaho facility as of March 2016, after which work continued in the Indiana facilities to train employees, ramp up production and eliminate the inefficiencies associated with the start-up of production in these facilities. The improvement of customer delivery, supply chain dynamics, and reduction of transportation costs began to generate pre-tax annual savings of approximately $5 million in fiscal year 2017. In addition, during the first quarter of fiscal year 2017, we sold our Post Falls, Idaho facility and land. See Note 4 - Property and Equipment of Notes to Consolidated Financial Statements for more information on the sale of the Idaho facility.
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

Outsourcing of Shipping Function
During fiscal year 2018 we outsourced the remainder of our outbound shipping that was previously transported by our Company-owned shipping fleet to a dedicated freight provider and sold our fleet of over-the-road tractors and trailers. The outsourcing to a dedicated freight provider is expected to partially mitigate increasing transportation costs from non-dedicated freight carriers. In addition, we expect to minimize risks associated with operating an internal shipping fleet and to increase utilization of the outsourced transportation fleet over our previous internal fleet which was being impacted by driver shortages. The dedicated freight provider operates transportation equipment with our Company branding. We continue to operate Company-owned tractors and trailers to move products between our production facilities and distribution warehouses.
Seasonality
The impact of seasonality on our revenue includes lower sales in the third quarter of our fiscal year due to the buying season of the government, lower sales to educational institutions during our second and third fiscal quarters, and lower sales of hospitality furniture during times of high hotel occupancy such as the summer months.
Locations
As of June 30, 2018, our products were primarily produced at eleven plants: seven located in Indiana, two in Kentucky, one in Virginia, and one in Mexico. In addition, select finished goods are purchased from domestic and foreign sources. As described above, our facility in Idaho was sold in fiscal year 2017. We continually assess manufacturing capacity and adjust such capacity as necessary.
A facility in Indiana which housed an education center for dealer and employee training, a research and development center, and a product showroom was sold near the end of fiscal year 2017. We leased a portion of the facility back until December 2017 to facilitate the transition of those functions to other existing Indiana locations. Furniture showrooms are currently maintained in eight cities in the United States. Office space is leased in Dongguan, Guangdong, China and Ho Chi Minh City, Vietnam to facilitate sourcing of select finished goods and components from the Asia Pacific Region. As a result of the acquisition of D’style, we also lease office and manufacturing space in Chula Vista, California and Tijuana, Mexico.
Marketing Channels
Our furniture is marketed to end users by both independent and employee sales representatives, office furniture dealers, wholesalers, brokers, designers, purchasing companies, and catalog houses throughout North America and on an international basis. Customers can access our products globally through a variety of distribution channels.
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
Hospitality - We offer a complete package of products for guest rooms and public spaces plus service support to the hospitality industry. We partner with the most recognized hotel brands to meet their specific requirements for properties throughout the world by working with a worldwide manufacturing base to offer the best solution to fulfill the project.
Finance - Banking and financial offices require affordable, functional, and stylish environments. Our versatile and customizable furnishings offer sophisticated styles for reception areas, employee work spaces, executive offices, and boardrooms.
Government - We supply office furniture including desks, tables, seating, bookcases and filing and storage units for federal, state, and local government offices, as well as other government related entities. We hold two Federal Supply Service contracts with the General Services Administration (“GSA”) that are subject to government subcontract reporting requirements. We also partner with multiple general purchasing organizations which assist public agencies such as state and local governments with furniture purchases. The U.S. government, as well as state and local governments, can typically terminate or modify their contracts with us either at their discretion or if we default by failing to perform under the terms of the applicable contract, which could expose us to liability and impede our ability to compete in the future for contracts and orders. During fiscal year

2018, sales related to our GSA contracts were approximately 7.5% of our consolidated sales, with one contract accounting for approximately 5.3% of our consolidated sales and the other contract accounting for approximately 2.2% of our consolidated sales.
A table showing our net sales by end market vertical is included in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Major Competitive Factors
Our products are sold in the contract furniture and hospitality furniture industries. These industries have similar major competitive factors which include price in relation to quality and appearance, product design, the utility of the product, supplier lead time, reliability of on-time delivery, sustainability, and the ability to respond to requests for special and non-standard products. We offer payment terms similar to industry standards and in unique circumstances may grant alternate payment terms.
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
Our competition includes furniture manufacturers such as Steelcase Inc., Herman Miller, Inc., Knoll, Inc., HNI Corporation, and a large number of smaller privately-owned furniture manufacturers, both domestic and foreign-based.
Working Capital
We do not believe that we, or the industry in general, have any special practices or special conditions affecting working capital items that are significant for understanding our furniture business. We do receive advance payments from customers on select furniture projects primarily in the hospitality industry.
Raw Material Availability
Certain components used in the production of furniture are manufactured internally and are generally readily available, as are other raw materials used in the production of wood and non-wood furniture. Certain fabricated seating components, wood frame assemblies as well as finished furniture products, electrical components, stone, fabrics, and fabricated metal components, which are generally readily available, are sourced on a global scale in an effort to provide quality products at the lowest total cost. The cost and availability of both domestic and foreign sourced product could be impacted if tariffs are imposed on such products.
Order Backlog
The aggregate sales price of products pursuant to open orders, which may be canceled by the customer, was as follows:

(Amounts in Millions)	June 30, 2018	June 30, 2017
Order Backlog	$148.9	$131.6
Of the order backlog increase, $7.5 million was due to orders of D’style products in fiscal year 2018, and $2.0 million was due to the acceleration of orders into the fourth quarter of fiscal year 2018 in connection with a pricing increase for one of our brands announced during the fourth quarter of fiscal year 2018 that took effect on July 2, 2018. The open orders as of June 30, 2018 are expected to be filled within the next fiscal year. Open orders may not be indicative of future sales trends.
Research and Development
Research and development activities include the development of manufacturing processes, engineering and testing procedures, major process and technology improvements, new product development and product redesign, and information technology initiatives.

Research and development costs were approximately:

	Year Ended June 30
(Amounts in Millions)	2018	2017	2016
Research and Development Costs	$7	$7	$6
Intellectual Property
In connection with our business operations, we hold both trademarks and patents in various countries and continuously have additional pending trademarks and patents. The intellectual property which we believe to be the most significant to the Company includes: Kimball, National, D’style, Fringe, Waveworks, Xsite, Narrate, Pairings, and Dock, which are all registered trademarks. Our patents expire at various times depending on the patent’s date of issuance.
Environment and Energy Matters
Our operations are subject to various federal, state, local, and foreign laws and regulations with respect to environmental matters. We believe that we are in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
We are dedicated to excellence, leadership, and stewardship in matters of protecting the environment and communities in which we have operations. Reinforcing our commitment to the environment, six of our showrooms and one non-manufacturing location were designed under the guidelines of the U.S. Green Building Council’s LEED (Leadership in Energy and Environmental Design) for Commercial Interiors program. One manufacturing facility was designed under the LEED Operations and Maintenance program guidelines. Our National brand headquarters is Fitwel certified, which is a building certification that supports healthier workplace environments to improve occupant health and productivity.
We believe that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on our capital expenditures, earnings, or competitive position. We believe capital expenditures for environmental control equipment during the next two fiscal years ending June 30, 2020, will not represent a material portion of total capital expenditures during those years.
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
Employees

	June 30 2018	June 30 2017
United States	2,921	3,024
Foreign Countries	153	65
Total Employees	3,074	3,089
Our U.S. operations are not subject to collective bargaining arrangements. Outside of the U.S., approximately 52 employees are represented by worker’s unions that operate to promote the interests of workers. We believe that our employee relations are good.
Available Information
We make available free of charge through our website, https://www.kimballinternational.com/public-filings, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. All reports we file with the SEC are also available via the SEC website, http://www.sec.gov, or may be read and copied at the SEC Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our Internet website and the information contained on, or accessible through, such website is not incorporated into this Annual Report on Form 10-K.

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
Changes to government regulations may significantly increase our operating costs in the United States and abroad. Legislative and regulatory reforms by the U.S. federal and foreign governments could significantly impact our profitability by burdening us with forced cost choices that are difficult to recover with increased pricing. For example:

•
We depend on suppliers globally to provide materials, parts, finished goods, and components for use in our products. We utilize both steel and aluminum in our products, most of which is sourced domestically. The U.S. recently imposed tariffs of 25% on steel and 10% on aluminum imported from several countries which could adversely impact our input costs. The government has also recently proposed to expand its list of products subject to tariffs to include furniture products, parts, and components, and if approved, the landed cost of our products could increase materially, which would reduce our net income if we are unable to mitigate the additional cost. Additional tariffs or changes in global trade agreements or in U.S. governmental import/export regulations could have an adverse impact on our financial condition, results of operations, or cash flows.

•
We conduct business with entities in Canada and Mexico; therefore, a modification or withdrawal from the North American Free Trade Agreement by the U.S. federal government could have an adverse impact on our financial condition, results of operations, or cash flows.

•
We import a portion of our wooden furniture products and are thus subject to an anti-dumping tariff specifically on wooden bedroom furniture supplied from China. The tariffs are subject to review and could result in retroactive and prospective tariff rate increases which could have an adverse impact on our financial condition, results of operations, or cash flows.

•
State and foreign regulations are increasing in many areas such as hazardous waste disposal, labor relations, employment practices and data privacy, such as the California Consumer Privacy Act. Compliance with these regulations could require us to update our processes and could have an adverse impact on our financial condition, results of operations, or cash flows.

We may be unable to purchase a sufficient amount of materials, parts, and components for use in our products at a competitive price, in a timely manner, or at all. We depend on suppliers globally to provide timely delivery of materials, parts, and components for use in our products. We monitor the financial stability of suppliers when feasible, as the loss of a significant supplier could have an adverse impact on our operations. Certain finished products and components we purchase are primarily manufactured in select regions of the world and issues in those regions could cause manufacturing delays. In addition, delays can occur related to the transport of products and components via container ships, which load and unload through various U.S. ports which sometimes experience congestion. Price increases of commodity components could have an adverse impact on our profitability if we cannot offset such increases with other cost reductions or by price increases to customers. New tariffs or trade regulations which have been and could be imposed by the U.S. federal government may adversely impact our access, price, and delivery of finished products and components from foreign sources, and therefore adversely affect our profitability. Materials we utilize are generally available, but future availability is unknown and could impact our ability to meet customer order requirements. If suppliers fail to meet commitments to us in terms of price, delivery, or quality, it could interrupt our operations and negatively impact our ability to meet commitments to customers.
Uncertain macroeconomic and industry conditions, or a sustained slowdown or significant downturn in our markets, could adversely impact demand for our products and adversely affect operating results. Market demand for our products, which impacts revenues and gross profit, is influenced by a variety of economic and industry factors such as:

•	global consumer confidence;

•	volatility and the cyclical nature of worldwide economic conditions;

•	weakness in the global financial markets;

•	general corporate profitability of the end markets to which we sell;

•	credit availability to the end markets to which we sell;

•	service-sector unemployment rates;

•	commercial property vacancy rates;

•	new office construction and refurbishment rates;

•	deficit status of many governmental entities which may result in declining purchases of office furniture;

•	uncertainty surrounding potential reform of the Affordable Care Act; and

•	new hotel and casino construction and refurbishment rates.
We must make decisions based on order volumes in order to achieve manufacturing efficiency. These decisions include determining what level of additional business to accept, production schedules, component procurement commitments, and personnel requirements, among various other considerations. We must constantly monitor the changing economic landscape and may modify our strategic direction accordingly. If we do not react quickly enough to the changes in market or economic conditions, it could result in lost customers, decreased market share, and increased operating costs.
A shortage of capacity in the trucking industry could drive increases in freight costs. We outsource inbound and outbound shipping to third-party contract carriers, including a dedicated freight provider that operates transportation equipment with our Company branding, and other commercial contract carriers. We have experienced pressure on freight costs as the demand exceeds the capacity of available trucking fleets, particularly for commercial contract carriers. If capacity remains tight, and we are unable to mitigate a freight cost increase through our supply chain planning or by increasing prices on our products, it could adversely affect our profitability.
Changes in U.S. fiscal and tax policies may adversely affect our business. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act reduced federal corporate income tax rates effective January 1, 2018 and changed numerous other provisions. Because Kimball International has a June 30 fiscal year-end, the lower corporate federal income tax rate was phased in, resulting in a U.S. federal statutory tax rate of 28.1% for our fiscal year ended June 30, 2018. The statutory federal tax rate will be 21% in subsequent fiscal years. Fiscal year 2018 included approximately $3.3 million in reduced income tax expense to reflect federal taxes on current year taxable income at the lower blended effective tax rate, partially offset by a discrete tax impact of $1.8 million in additional expense as a result of applying the new lower federal income tax rates to our net tax assets. The changes included in the Tax Act are broad and complex and future impacts may be dependent on interpretations of the Tax Act, legislative action to address questions that arise because of the Tax Act, or changes in accounting standards for income taxes or related interpretations in response to the Tax Act. While the Tax Act reduced our current rate, future changes to the federal tax rate could have an adverse impact. In addition, states or foreign jurisdictions may amend their tax laws and policies in response to the Tax Act, which could have a material impact on our future results and our effective tax rate.
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
Our failure to retain our existing management team, maintain our engineering, technical, and manufacturing process expertise, or continue to attract qualified personnel could adversely affect our business. We depend significantly on our executive officers and other key personnel. Our success is also dependent on keeping pace with technological advancements and adapting services to provide manufacturing capabilities which meet customers’ changing needs. To do that, we must retain our qualified engineering and technical personnel and successfully anticipate and respond to technological changes in a cost effective and timely manner. Our culture and guiding principles focus on continuous training, motivation, and development of employees, and we strive to attract, motivate, and retain qualified personnel. Failure to retain our executive officers and retain and attract other key personnel could adversely affect our business. Mr. Schneider, our Chief Executive Officer, plans to retire effective October 31, 2018. The Board of Directors has created a Continuity Committee to facilitate our succession planning process relative to Mr. Schneider’s retirement; however, the change in executive leadership could impact the execution of our business strategy. If we encounter difficulties in the transition, that could affect our relationship with our customers and could adversely impact our financial results.
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

In March 2016, in connection with a renewal of one of our contracts with the GSA, we became aware of noncompliance and inaccuracies in our GSA subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, have met with government officials as requested on two occasions, and intend to cooperate fully with any further inquiries or investigations. While we are not able to reasonably estimate the future financial impact, if any, of the possible sanctions at this time, any of them could, if imposed, have a material adverse impact on our business, future financial position, results of operations, or cash flows. The timing of the government’s review and determination of any outcome of these matters is uncertain and, therefore, it is unclear as to when and to what extent, if any, our previously issued financial targets might be impacted. We have incurred, and may incur additional, legal and related costs in connection with our internal review and the government’s response to this matter. During fiscal year 2018, sales related to our GSA contracts were approximately 7.5% of our consolidated sales, with one contract accounting for approximately 5.3% of our consolidated sales and the other contract accounting for approximately 2.2% of our consolidated sales.
We may pursue acquisitions that present risks and may not be successful. Our sales growth plans may occur through both organic growth and acquisitions. Acquisitions involve many risks that could have an adverse effect on our business, financial condition or results of operations, including:

•	difficulties in identifying suitable acquisition candidates and in negotiating and consummating acquisitions on terms attractive to us;

•	difficulties in the assimilation of the operations of the acquired company;

•	the diversion of resources, including diverting management’s attention from our current operations;

•	risks of entering new geographic or product markets in which we have limited or no direct prior experience;

•	the potential loss of key customers of the acquired company;

•	the potential loss of key employees of the acquired company;

•	the potential incurrence of indebtedness to fund the acquisition;

•	the potential issuance of common stock for some or all of the purchase price, which could dilute ownership interests of our current shareowners;

•	the acquired business not achieving anticipated revenues, earnings, cash flow, or market share;

•	excess capacity;

•	failure to achieve the expected synergies resulting from the acquisition;

•	inaccurate assessment of undisclosed, contingent, or other liabilities or problems and unanticipated costs associated with the acquisition;

•	incorrect estimates made in accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill that could adversely affect our financial results; and

•	dilution of earnings.
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
Our business depends on information technology systems and digital capabilities which are implemented in a manner intended to minimize the risk of a cybersecurity breach or other such threat, including the misappropriation of assets or other sensitive information, or data corruption which could cause operational disruption. An ongoing commitment of significant resources is required to maintain and enhance existing information systems and implement the new and emerging technology necessary to meet customer expectations and compete in our markets. The techniques used to obtain unauthorized access change frequently and are not often recognized until after they have been launched. We recognize that any breach could disrupt our operations, damage our reputation, erode our share value, drive remediation expenses, or increase costs related to the mitigation of, response to, or litigation arising from any such issue. We cannot guarantee that our cybersecurity measures will completely prevent others from obtaining unauthorized access to our enterprise network, system and data.
Many states and the U.S. federal government are increasingly enacting laws and regulations to protect consumers against identity theft and to also protect their privacy. As our business expands globally, we are subject to data privacy and other similar laws in various foreign jurisdictions. If we are the target of a cybersecurity attack resulting in unauthorized disclosure of sensitive or confidential data, we may be required to execute costly notification procedures. Compliance with these laws will likely increase the costs of doing business. If we fail to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies, which could harm our business.

If the distribution or certain internal transactions undertaken relating to the spin-off do not qualify as tax-free transactions, the Company, our shareowners as of the Distribution Date, and Kimball Electronics could be subject to substantial tax liabilities. On October 10, 2014 we received a favorable written tax ruling from the Internal Revenue Service (“IRS”) that our stock unification in connection with the spin-off will not cause us to recognize income or gain as a result of the unification. In addition, we have also received an opinion of Squire Patton Boggs (US) LLP to the effect that the distribution satisfies the requirements to qualify as a tax-free transaction (except for cash received in lieu of fractional shares) for U.S. federal income tax purposes to the Company, our shareowners and Kimball Electronics under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”).
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
Furthermore, the tax opinion will not be binding on the IRS or the courts. Accordingly, the IRS or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in the tax opinion. If, notwithstanding our receipt of the tax opinion, the spin-off is determined to be taxable, then (i) we would be subject to tax as if we sold the Kimball Electronics common stock in a taxable sale for its fair market value; and (ii) each shareowner who received Kimball Electronics common stock would be treated as receiving a distribution of property in an amount equal to the fair market value of the Kimball Electronics common stock that would generally result in varied tax liabilities for each shareowner depending on the facts and circumstances.
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
Pursuant to the Tax Matters Agreement, (i) we have agreed (a) not to enter into any transaction that could cause any portion of the spin-off to be taxable to Kimball Electronics, including under Section 355(e) of the Code; and (b) to indemnify Kimball Electronics for any tax liabilities resulting from such transactions entered into by us; and (ii) Kimball Electronics has agreed to indemnify us for any tax liabilities resulting from such transactions entered into by Kimball Electronics. In addition, under U.S. Treasury regulations, each member of our consolidated group at the time of the spin-off (including Kimball Electronics) would be jointly and severally liable for the resulting U.S. federal income tax liability if all or a portion of the spin-off does not or certain internal transactions undertaken in anticipation of the spin-off do not qualify as tax-free transactions. These obligations may discourage, delay or prevent a change of control of our Company.
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
We operate in a highly competitive environment and may not be able to compete successfully. The office and hospitality furniture industries are competitive due to numerous global manufacturers competing in the marketplace. In times of reduced demand for office furniture, large competitors may have greater efficiencies of scale or may apply more pressure to their aligned distribution to sell their products exclusively which could lead to reduced opportunities for our products. While we work toward reducing costs to respond to pricing pressures, if we cannot achieve the proportionate reductions in costs, profit margins may suffer.

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
A change in our sales mix among our diversified product offerings could have a negative impact on our gross profit margin. Changes in product sales mix could negatively impact our gross margin as margins of different products vary. We strive to improve the margins of all products, but certain products have lower margins in order to price the product competitively. An increase in the proportion of sales of products with lower margins could have an adverse impact on our financial position, results of operations, or cash flows.
Our international operations involve financial and operational risks. We have a manufacturing operation outside the United States in Mexico, and administrative offices in China and Vietnam which coordinate with suppliers in those countries. These international operations are subject to a number of risks, including the following:

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
These risks could have an adverse effect on our financial position, results of operations, or cash flows. In addition, fluctuations in exchange rates could impact our operating results. Our risk management strategy can include the use of derivative financial instruments to hedge certain foreign currency exposures. Any hedging techniques we implement contain risks and may not be entirely effective. Exchange rate fluctuations could also make our products more expensive than competitor's products not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.
If efforts to introduce new products or start-up new programs are not successful, this could limit sales growth or cause sales to decline. We regularly introduce new products to keep pace with workplace trends and evolving regulatory and industry requirements, including environmental, health, and safety standards such as sustainability and ergonomic considerations, and similar standards for the workplace and for product performance. Shifts in workforce demographics, working styles, and technology may impact the quantity and types of furniture products purchased by our customers as commercial office spaces occupy smaller footprints and collaborative, open-plan workstations gain popularity. The introduction of new products or start-up of new programs require the coordination of the design, manufacturing, and marketing of such products. The design and engineering required for certain new products or programs can take an extended period of time, and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular product or program may be delayed or may be less successful than we originally anticipated. Difficulties or delays in introducing new products or programs, or lack of customer acceptance of new products or programs could limit sales growth or cause sales to decline.
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
A loss of independent sales representatives, dealers, or other sales channels could lead to a decline in sales. Our office furniture is marketed to end users through both independent and employee sales representatives, office furniture dealers, wholesalers, brokers, designers, purchasing companies, and catalog houses. Our hospitality furniture is marketed to end users using independent sales representatives. A significant loss within any of these sales channels could result in a sales decline and thus have an adverse impact on our financial position, results of operations, or cash flows.

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
We could incur losses due to asset impairment. As business conditions change, we must continually evaluate and work toward the optimum asset base. It is possible that certain assets such as, but not limited to, facilities, equipment, goodwill, or other intangible assets, could be impaired at some point in the future depending on changing business conditions. Goodwill and certain intangible assets are tested for impairment annually or when triggering events occur. Such resulting impairment could have an adverse impact on our financial position and results of operations.
A failure to comply with the financial covenants under our $30 million credit facility could adversely impact us. Our credit facility requires us to comply with certain financial covenants. We believe the most significant covenants under this credit facility are the adjusted leverage ratio and the fixed charge coverage ratio. More detail on these financial covenants is discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Part II of this Annual Report on Form 10-K. As of June 30, 2018, we had no borrowings under this credit facility and we had $1.4 million in letters of credit outstanding which reduced our borrowing capacity on the credit facility. At June 30, 2018, our cash and cash equivalents totaled $87.3 million. In the future, a default on the financial covenants under our credit facility could cause an increase in the borrowing rates or could make it more difficult for us to secure future financing which could adversely affect the financial condition of the Company.
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
We are subject to extensive environmental regulation and significant potential environmental liabilities. Our past and present operation and ownership of manufacturing plants and real property are subject to extensive federal, state, local, and foreign environmental laws and regulations, including those relating to discharges in air, water, and land, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with releases of hazardous substances. In addition, the increased prevalence of global climate issues may result in new regulations that may negatively impact us. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist with respect to our facilities and real property. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures, some of which could be material. In addition, any investigations or remedial efforts relating to environmental matters could involve material costs or otherwise result in material liabilities.
Turnover in personnel could cause manufacturing inefficiencies. The demand for manufacturing labor in certain geographic areas makes retaining experienced production employees difficult. Turnover could result in lost time due to inefficiencies and additional training that could impact our operating results.
Natural disasters or other catastrophic events may impact our production schedules and, in turn, negatively impact profitability. Natural disasters or other catastrophic events, including severe weather, terrorist attacks, power interruptions, and fires, could disrupt operations and likewise our ability to produce or deliver products. Our manufacturing operations require significant amounts of energy, including natural gas and oil, and governmental regulations may control the allocation of such fuels. Employees are an integral part of our business and events such as a pandemic could reduce the availability of employees reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and our business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in delayed or lost sales of our products. In addition, any continuing disruption in our computer system could adversely affect the ability to receive and process customer orders, manufacture products, and ship products on a timely basis, and could adversely affect relations with our customers, potentially resulting in a reduction in orders from customers or loss of customers. We maintain insurance to help protect us from costs relating to some of these matters, but such insurance may not be sufficient or paid in a timely manner to us in the event of such an interruption.
The value of our common stock may experience substantial fluctuations for reasons over which we may have little control. The value of our common stock could fluctuate substantially based on a variety of factors, including, among others:

•	actual or anticipated fluctuations in operating results;

•	announcements concerning our Company, competitors, or industry;

•	overall volatility of the stock market;

•	changes in the financial estimates of securities analysts or investors regarding our Company, the industry, or competitors;

•	general market or economic conditions; and

•	proxy contests or other shareowner activism.
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
Item 1B - Unresolved Staff Comments
None.

Item 2 - Properties
The location, number, and use of our major facilities, including our executive and administrative offices, as of June 30, 2018, are as follows:

	Number of Facilities	Use
North America
United States:
Indiana	15	Manufacturing, Warehouse, Office
Kentucky	2	Manufacturing, Office
California	1	Warehouse, Office
Virginia	1	Manufacturing, Warehouse, Office
Mexico	1	Manufacturing, Office
Asia
China	1	Office
Vietnam	1	Office
Total Facilities	22
The listed facilities occupy approximately 3,227,000 square feet in aggregate, of which approximately 3,050,000 square feet are owned, and 177,000 square feet are leased.
During fiscal year 2017, a facility in Indiana which housed an education center for dealer and employee training, a research and development center, and a product showroom was sold. We leased a portion of the facility back to facilitate the transition of those functions to other existing Indiana locations. The lease expired in fiscal year 2018.
During the second quarter of fiscal year 2018, we acquired certain assets of D’style, headquartered in Chula Vista, California, and all of the capital stock of Diseños de Estilo S.A. de C.V., a Mexican corporation located in Tijuana, Mexico, which resulted in our acquisition of 27,000 square feet and 33,000 square feet of leased space, respectively.
Generally, properties are utilized at normal capacity levels on a multiple shift basis. At times, certain facilities utilize a reduced second or third shift. Due to sales fluctuations, not all facilities were utilized at normal capacity during fiscal year 2018. We continually assess our capacity needs and evaluate our operations to optimize our service levels by geographic region.
Significant loss of income resulting from a facility catastrophe would be partially offset by business interruption insurance coverage.
Operating leases for all facilities and related land, including twelve leased office furniture showroom facilities which are not included in the table above, total 265,000 square feet and expire from fiscal year 2019 to 2027 with many of the leases subject to renewal options. The leased showroom facilities are in six states and the District of Columbia. See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases.
We own approximately 331 acres of land which includes land where various facilities reside, including approximately 115 acres of land in the Kimball Industrial Park, Jasper, Indiana.
Item 3 - Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation, individually and in the aggregate, is not expected to have a material adverse impact.
Item 4 - Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
Our executive officers as of August 28, 2018 are as follows:
(Age as of August 28, 2018)

Name	Age	Office and Area of Responsibility	Executive Officer Since Calendar Year
Robert F. Schneider	57	Chairman of the Board, Chief Executive Officer, Kimball International	1992
Donald W. Van Winkle	57	President, Chief Operating Officer, Kimball International	2010
Michelle R. Schroeder	53	Vice President, Chief Financial Officer, Kimball International	2003
Michael S. Wagner	46	Vice President, Kimball International; President, Kimball	2014
R. Gregory Kincer	60	Vice President, Corporate Development, Kimball International	2014
Julia E. Heitz Cassidy	53	Vice President, Chief Ethics & Compliance Officer, General Counsel and Secretary, Kimball International	2014
Lonnie P. Nicholson	54	Vice President, Chief Administrative Officer, Kimball International	2014
Kourtney L. Smith	48	Vice President, Kimball International; President, National Office Furniture	2015
Kathy S. Sigler	55	Vice President, Kimball International; President, Kimball Hospitality	2018
Executive officers are elected annually by the Board of Directors.
Mr. Schneider was appointed Chairman of the Board, Chief Executive Officer in November 2014 and was appointed to our Board of Directors in February 2014. He led the Kimball Hospitality subsidiary in 2013 and 2014, and was Executive Vice President, Chief Financial Officer (“CFO”) from July 1997 to November 2014. He has been with the Company for 30 years in various financial and executive positions. As leader of Kimball Hospitality, he oversaw the business as it returned to profitability in fiscal year 2014. He was also responsible for strategic planning, SEC reporting, finance, capital structure, insurance, tax, internal audit, and treasury services as CFO of the Company. Mr. Schneider plans to retire effective October 31, 2018. The Board of Directors created a Continuity Committee to facilitate the succession planning process.
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

Ms. Heitz Cassidy was appointed Vice President, General Counsel and Secretary in November 2014 and to the additional role of Chief Compliance Officer in July 2016, which was adjusted to Chief Ethics and Compliance Officer in October 2016, where she has the responsibility to provide and oversee the provision of legal advice and guidance as needed by the Company, oversee compliance with laws, assist in instilling and maintaining an ethical corporate culture, and implement and maintain our compliance policies and program. She provides strategic-thinking leadership, advice and counsel to our executive management, and as Secretary, assists the Board of Directors. She previously served as Deputy General Counsel since August 2009, with responsibility for handling all day-to-day legal activities of the Company and was appointed to Vice President in October 2013. She joined the Company in 1996 as an associate corporate counsel and has held positions of increasing responsibility within the legal department during her career.
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
Ms. Smith was appointed President, National Office Furniture in January 2018 and has served as Vice President of Kimball International, Inc. since October 2015. Prior to January 2018, she held the position of President, Kimball Hospitality from August 2015 until January 2018, where she was responsible for strategic growth and direction. Previously, she served as Vice President, Marketing for National Office Furniture, a position she assumed in 2010 where she led product development, marketing, sustainability, vertical markets, and increasing brand awareness in the architect and design community. Prior to that, she held various other roles of increasing responsibility in marketing, product development, sales and service. She has over 25 years of experience in the office and hospitality industries.
Ms. Sigler was appointed President, Kimball Hospitality and also appointed as a Vice President of Kimball International, Inc. in January 2018. She is responsible for the strategic growth and direction of Kimball Hospitality. Prior to that, she served as Vice President, Operations, for the Kimball brand from February 2015 until January 2018, where she was responsible for the strategic and day-to-day execution of all direct manufacturing and manufacturing support (engineering, global supply chain, quality and continuous improvement) functions. From December 2012 until February 2015, she served as Director of Operations of a Kimball brand manufacturing facility. From August 2004 to December 2012, she held operational leadership roles of increasing responsibility within the Kimball brand. Before her time with the Kimball brand, Ms. Sigler held numerous roles in Kimball Hospitality from 1992 to 2004, including customer service, master scheduling, sales operations management, demand management, and program management.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Shareowner Matters and Issuer Purchases of Equity Securities
Market Prices
Our Class B common stock trades on the Global Select Market of Nasdaq under the symbol: KBAL. High and low sales prices by quarter for the last two fiscal years as quoted by the Nasdaq system were as follows:

	2018		2017
	High	Low	High	Low
First Quarter	$20.24	$15.60	$13.46	$10.99
Second Quarter	$20.96	$15.40	$18.00	$11.97
Third Quarter	$20.17	$15.70	$17.98	$15.66
Fourth Quarter	$17.70	$15.88	$18.94	$15.84
There is no established public trading market for our Class A common stock. However, Class A shares are convertible on a one-for-one basis into Class B shares.
Dividends
Dividends declared totaled $10.5 million and $9.0 million for fiscal years 2018 and 2017, respectively. Included in these figures are dividends computed and accrued on unvested restricted share units. Dividends on these restricted share units accumulate and, when the restricted share units vest, are paid in shares of our common stock, with the number of shares determined based on the closing price of our common stock on the vesting date. Dividends per share declared by quarter for fiscal year 2018 compared to fiscal year 2017 were as follows:

	2018	2017
First Quarter	$0.07	$0.06
Second Quarter	0.07	0.06
Third Quarter	0.07	0.06
Fourth Quarter	0.07	0.06
Total Dividends	$0.28	$0.24

Shareowners
On August 27, 2018, our Class A common stock was owned by 108 shareowners of record, and our Class B common stock was owned by 1,291 shareowners of record, of which 50 also owned Class A common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters of Part III of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
A share repurchase program authorized by the Board of Directors was announced on October 16, 2007. The program allowed for the repurchase of up to two million shares of common stock. During fiscal year 2017, we repurchased all remaining shares originally authorized.
On August 11, 2015 an additional two million shares of common stock were authorized by the Board of Directors for repurchase and will remain in effect until all shares authorized have been repurchased. The Board of Directors can discontinue this repurchase program at any time. At June 30, 2018, 1.2 million shares remained available under the repurchase program.

During each of fiscal years 2018 and 2017, we repurchased 0.5 million shares of our common stock. The following table presents a summary of our share repurchases during the fourth quarter of fiscal year 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1 - April 30, 2018)	16,530	$16.52	16,530	1,236,816
Month #2 (May 1 - May 31, 2018)	3,900	$16.39	3,900	1,232,916
Month #3 (June 1 - June 30, 2018)	11,210	$16.01	11,210	1,221,706
Total	31,640	$16.32	31,640
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
The first graph below compares the cumulative total return to shareowners of our common stock from June 30, 2013 through June 30, 2018, the last business day in the respective fiscal years, to the cumulative total return of the Nasdaq Stock Market (U.S. and Foreign) and a peer group index for the same period of time.
The spin-off of Kimball Electronics is reflected as an increase in the total cumulative return to shareowners as a result of each shareowner receiving a distribution of three shares of Kimball Electronics for every four shares of the Company. The increase in the total cumulative return was calculated based on the value of Kimball Electronics stock, using a 30-day volume weighted average price calculation to eliminate the impact of stock price volatility immediately after the October 31, 2014 spin-off date.
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
Furniture peers:  HNI Corporation, Knoll, Inc., Steelcase Inc., Herman Miller, Inc.
EMS peers (applicable through the October 31, 2014 spin-off):  Benchmark Electronics, Inc., Jabil, Inc., Plexus Corp.
In order to reflect the segment allocation of Kimball International prior to the October 31, 2014 spin-off date, a market capitalization-weighted index was first computed for each peer group, then a composite peer group index was calculated based on each segment’s proportion of net sales to total consolidated sales for fiscal year 2014 and for fiscal year 2015 through the October 31, 2014 spin-off date. After the spin-off date, only the Furniture peer companies were used in the capitalization-weighted peer group index. The public companies included in the peer groups have a larger revenue base than our furniture business and our former EMS business.

The graph assumes $100 is invested in our common stock and each of the two indexes at the closing market quotations on June 30, 2013 and that dividends and the Kimball Electronics spin-off stock distribution are reinvested in Kimball International. The performances shown on the graph are not necessarily indicative of future price performance.

	2013	2014	2015	2016	2017	2018
Kimball International, Inc.	$100.00	$174.54	$230.35	$220.16	$327.85	$322.46
Nasdaq Stock Market (U.S. & Foreign)	$100.00	$131.17	$150.10	$147.58	$189.34	$234.02
Peer Group Index	$100.00	$113.84	$127.88	$118.66	$113.09	$118.06

The spin-off of Kimball Electronics, which represented more than half of our Company in sales and the majority of earnings, makes comparable long-term stock price performance very difficult. Publicly available stock price analyses, such as five-year stock price trends, are not representative of our performance as stock prices in the pre-spin period are not comparable to stock prices in the post-spin period. To aid in trending our performance, below is a cumulative total return performance graph from the spin-off date forward.

Comparison of Cumulative Quarterly Total Return

$250
$200
$150
$100
$50
11.3.14*
12.31.14
3.31.15
6.30.15
9.30.15
12.31.15
3.31.16
6.30.16
9.30.16
12.31.16
3.31.17
6.30.17
9.30.17
12.31.17
3.31.18
6.30.18
Kimball International
S&P 500 Index
Nasdaq Composite Index
Peer Group

The graph assumes $100 is invested on November 3, 2014, which was the first trading day after the spin-off of Kimball Electronics.

The Peer Group includes HNI Corporation, Knoll, Inc., Steelcase Inc., Herman Miller, Inc.

*Used 30-day Volume Weighted Average Price (VWAP) for starting point for Kimball International to normalize stock price volatility and heavy trading immediately after spin-off.

Item 6 - Selected Financial Data
This information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2018	2017	2016	2015	2014
Net Sales	$685,600	$669,934	$635,102	$600,868	$543,817
Income from Continuing Operations	$34,439	$37,506	$21,156	$11,143	$3,419
Earnings Per Share from Continuing Operations:
Basic:	$0.92	$1.00	$0.56
Class A				$0.25	$0.07
Class B				$0.29	$0.09
Diluted:	$0.92	$0.99	$0.56
Class A				$0.25	$0.07
Class B				$0.29	$0.09
Total Assets	$330,168	$313,747	$273,570	$265,279	$722,146
Long-Term Debt, Less Current Maturities	$161	$184	$212	$241	$268
Cash Dividends Per Share:	$0.28	$0.24	$0.22
Class A				$0.195	$0.18
Class B				$0.20	$0.20
On October 31, 2014, we completed the spin-off of our EMS segment. The EMS segment was reclassified to discontinued operations in the Consolidated Statements of Income for all periods presented. Discontinued operations did not have an impact on the financial results of fiscal years 2018, 2017 and 2016. The preceding table excludes all income statement activity of the discontinued operations. The balance sheet data in the preceding table includes the EMS segment for fiscal years prior to 2015.
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
Kimball International, Inc. (the “Company,” “Kimball International,” “we,” “us,” or “our”) creates design driven, innovative furnishings sold through our family of brands: Kimball, National, and Kimball Hospitality. Our diverse portfolio offers solutions for the workplace, learning, healing, and hospitality environments. Our values and integrity are demonstrated daily by living our Guiding Principles and creating a culture of caring, that establishes us as an employer of choice. “We Build Success” by establishing long-term relationships with customers, employees, suppliers, shareowners and the communities in which we operate.
We closely monitor key indicators for the markets in which we compete. As reported by the Business and Institutional Furniture Manufacturer Association (“BIFMA”), the forecast by IHS as of April 2018 for the U.S. commercial furniture market, which they define as including office, education, and healthcare furniture products, projects a year-over-year increase of 1.9% for calendar year 2018 and 3.6% for calendar year 2019. The forecast for two of the leading indicators for the hospitality furniture market (May 2018 PwC Hospitality Directions U.S. report) includes a projected increase in RevPAR (Revenue Per Available

Room) of 3.0% for calendar year 2018 and 2.8% for calendar year 2019, while the occupancy levels for calendar year 2018 and 2019 continue to hover at peak levels.
Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
On November 6, 2017, we successfully completed the acquisition of certain assets of D’style, Inc. (“D’style”) and all of the capital stock of Diseños de Estilo S.A. de C.V., which have administrative and sales offices and warehousing in Chula Vista, California and a manufacturing location in Tijuana, Mexico. The acquisition expands our hospitality offerings beyond guest rooms to public spaces and provides new mixed material manufacturing capabilities. The cash paid for the acquisition totaled $18.2 million, inclusive of a $0.4 million post-closing working capital adjustment. An earn-out of up to $2.2 million may be paid, which is contingent based upon fiscal year 2018 and 2019 D’style operating income compared to a predetermined target for each fiscal year. As of June 30, 2018, the fair value of the earn-out was $1.1 million. See Note 2 - Acquisition of Notes to Consolidated Financial Statements for additional information.

•
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act reduced federal corporate income tax rates effective January 1, 2018 and changed numerous other provisions. Because Kimball International has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal tax rate of 28.1% for our fiscal year ending June 30, 2018. The statutory federal tax rate will be 21% in subsequent fiscal years. Our fiscal year 2018 included approximately $3.3 million in reduced income tax expense reflecting federal taxes on current year taxable income at the lower blended effective tax rate, partially offset by a fiscal year 2018 discrete tax impact of $1.8 million in additional expense as a result of applying the new lower federal income tax rates to our net tax assets. The changes included in the Tax Act are broad and complex. The Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We have finalized and recorded the related tax impacts as of June 30, 2018. We expect the lower statutory tax rate to generate significantly lower tax expense in future periods, which will be partially offset by the loss of the deductibility of certain expenses.

•
The impact of higher transportation and commodity prices is expected to intensify as pricing pressure from our vendors increases. We utilize both steel and aluminum in our products, most of which is sourced domestically. The U.S. recently imposed tariffs of 25% on steel and 10% on aluminum imported from several countries which could adversely impact our input costs. The government has also recently proposed to expand its list of products subject to tariffs to include furniture products, parts, and components, and if approved, the landed cost of our products could increase materially, which would reduce our net income if we are unable to mitigate the additional cost. We are monitoring this situation, but at this time we are uncertain of the potential impact that these tariffs may have on our results of operations. We strive to offset increases in the cost of these materials through supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization, and price increases on our products. We are also exposed to fluctuation in transportation costs which vary based upon freight carrier capacity and fuel prices. Transportation costs are managed by optimizing logistics and supply chain planning, and increasing prices on our products is sometimes necessary. Our National brand recently implemented a price increase that was effective on April 6, 2018, while our Kimball brand announced a price increase effective on July 2, 2018.

•
On May 7, 2018, Robert F. Schneider informed the Board of Directors of Kimball International of his decision to retire as our Chief Executive Officer and Chairman of the Board. Mr. Schneider plans to retire effective October 31, 2018. The Board of Directors created a Continuity Committee to facilitate the appointment of a new CEO.

•
During the latter portion of our fiscal year 2017, we sold a facility in Indiana which housed the education center for dealer and employee training, a research and development center, and a product showroom for proceeds of $3.8 million. We leased a portion of the facility through December 2017 to facilitate the short-term transition of those functions to other existing Indiana locations. The sale of the facility did not qualify for sale-leaseback accounting during fiscal year 2017, and thus the $1.7 million pre-tax gain on the sale was not recognized in selling and administrative expenses until fiscal year 2018.

•
The U.S. government, as well as state and local governments, can typically terminate or modify their contracts with us either at their discretion or if we default by failing to perform under the terms of the applicable contract, which could expose us to liability and impede our ability to compete in the future for contracts and orders. The failure to comply with regulatory and contractual requirements could subject us to investigations, fines, or other penalties, and violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. In March 2016, in connection with a renewal of one of our two contracts with the General Services Administration (“GSA”), we became aware of noncompliance and inaccuracies in our GSA subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, have met with government officials as requested on two occasions, and intend to cooperate fully with any further inquiries or investigations. We cannot reasonably predict the outcome of a government investigation at this time. During fiscal year 2018, sales related to our GSA contracts were approximately 7.5% of our consolidated sales, with one contract accounting for approximately 5.3% of our consolidated sales and the other contract accounting for approximately 2.2% of our consolidated sales.

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

•
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, was $115.9 million at June 30, 2018.

Fiscal Year 2018 Results of Operations

	At or for the Year Ended
	June 30
(Amounts in Millions)	2018	2017	% Change
Net Sales	$685.6	$669.9	2%
Gross Profit	221.4	223.3	(1%)
Selling and Administrative Expenses	170.4	168.5	1%
Restructuring Gain	—	(1.8)
Operating Income	51.1	56.7	(10%)
Operating Income %	7.4%	8.5%
Adjusted Operating Income *	$51.1	$54.8	(7%)
Adjusted Operating Income % *	7.4%	8.2%
Net Income	$34.4	$37.5	(8%)
Adjusted Net Income *	34.4	36.4	(5%)
Diluted Earnings Per Share	$0.92	$0.99
Adjusted Diluted Earnings Per Share *	$0.92	$0.96
Open Orders	$148.9	$131.6	13%
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements for fiscal year 2017. See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Market Vertical
	Year Ended
	June 30
(Amounts in Millions)	2018	2017	% Change
Commercial	$201.7	$198.5	2%
Education	82.8	78.0	6%
Finance	66.6	68.1	(2%)
Government	81.3	75.5	8%
Healthcare	86.6	96.0	(10%)
Hospitality	166.6	153.8	8%
Total Net Sales	$685.6	$669.9	2%
Fiscal year 2018 consolidated net sales were $685.6 million compared to fiscal year 2017 net sales of $669.9 million, a 2% increase, as $13.0 million of net sales resulting from the D’style acquisition and price increases net of higher discounting more than offset decreased organic sales volume.
During fiscal year 2018 we redefined our vertical market reporting to better reflect the end markets that we serve. The largest shifts among vertical markets were sales to certain government-affiliated medical facilities, which were previously classified in the government and commercial vertical markets and are now classified in the healthcare vertical market. Prior period information was estimated to reflect the new vertical market definitions on a comparable basis.
Key explanatory comments for our sales by vertical market follow:

•
For fiscal year 2018 compared to fiscal year 2017, increased hospitality vertical market sales were driven by the acquisition of the D’style business and increases in organic non-custom business, which more than offset a sales decline in our custom business.

•	Government vertical market sales for fiscal year 2018 increased as state and local government sales increased while sales to the federal government decreased.

•
Our sales to the education vertical market increased due to our greater focus on this market, despite educational funding being diverted to safety and security products which negatively impacted the timing and size of furniture orders received.

•
Although sales in the healthcare vertical market declined in fiscal year 2018 compared to fiscal year 2017, we have experienced a rebound in quoting activity which led to increased shipments and orders in the fourth quarter of our fiscal year 2018.

•	Each of our vertical market sales levels can fluctuate depending on the mix of projects in a given period.
Open orders at June 30, 2018 increased 13% when compared to the open order level as of June 30, 2017 primarily due to higher hospitality furniture backlog driven by both the D’style acquisition and growth in organic hospitality orders. Excluding an approximate $2.0 million positive impact from a price increase for one of our brands which took effect on July 2, 2018 and accelerated orders into our fiscal year 2018, office furniture backlog as of June 30, 2018 was flat. Open orders at a point in time may not be indicative of future sales trends.
In fiscal year 2018 we recorded net income of $34.4 million, or $0.92 per diluted share. In fiscal year 2017 we recorded net income of $37.5 million, or $0.99 per diluted share, inclusive of $1.1 million, or $0.03 per diluted share, of after-tax restructuring gain from the sale of the Idaho facility. Excluding the non-recurring gain, our adjusted net income for fiscal year 2017 was $36.4 million, or $0.96 per diluted share. See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.
Gross profit as a percent of net sales decreased 100 basis points in fiscal year 2018 compared to fiscal year 2017, as increased product pricing and lower employee benefit expenses such as healthcare were more than offset by a shift in sales mix to lower margin products, freight cost increases, higher discounting, and an increase in our LIFO inventory reserve. See Note 3 - Inventories of Notes to Consolidated Financial Statements for more information on LIFO inventory.
As a percent of net sales, selling and administrative expenses in fiscal year 2018 compared to fiscal year 2017 decreased 20 basis points due to the increased sales volumes. In absolute dollars selling and administrative spending increased 1% as the additional selling and administrative expenses of the D’style acquisition, higher salary expense, and higher marketing expenditures to grow the business were partially offset by lower incentive compensation costs. During fiscal year 2018 we recognized a $1.7 million pre-tax gain on the sale of an administrative building, and in fiscal year 2017 we recognized $1.2 million of gains on the sale of land.
Fiscal year 2017 included a pre-tax restructuring gain of $1.8 million which included a gain on the sale of our Post Falls, Idaho facility and land of $2.1 million partially offset by restructuring expense of $0.3 million. See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for further information on restructuring.
Other Income (Expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2018	2017
Interest Income	$1,057	$536
Interest Expense	(221)	(37)
Foreign Currency (Loss) Gain	(93)	18
Gain on Supplemental Employee Retirement Plan Investments	980	1,215
Other	(461)	(377)
Other Income (Expense), net	$1,262	$1,355
Our fiscal year 2018 results of operations included the impact of the enactment of the Tax Act, which was signed into law on December 22, 2017. The Tax Act reduced federal corporate income tax rates effective January 1, 2018 and changed numerous other provisions. Because Kimball International has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal tax rate of 28.1% for our fiscal year ending June 30, 2018. The statutory federal tax rate will be 21% for subsequent fiscal years. Our fiscal year 2018 included approximately $3.3 million in reduced income tax expense to reflect federal taxes on current year taxable income at the lower blended effective tax rate, partially offset by a discrete tax impact of $1.8 million in additional expense as a result of applying the new lower federal income tax rates to our net tax assets.

Our fiscal year 2018 effective tax rate was 34.2%, as the benefits of the Tax Act were partially offset by the negative tax impact of applying the lower federal income tax rates to our net deferred tax assets. Our fiscal year 2018 effective tax rate also included a $0.6 million benefit resulting from a domestic manufacturing deduction. Our fiscal year 2017 effective tax rate was 35.4% and included the benefit of $1.5 million resulting from a domestic manufacturing deduction. The Tax Act repealed the domestic manufacturing deduction; thus future fiscal years will not have this benefit.
The changes included in the Tax Act are broad and complex. The transition impacts of the Tax Act may differ from the above estimate, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. The Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Based on current interpretations, we have finalized our transition and recorded all resulting adjustments as of June 30, 2018.
Comparing the balance sheet as of June 30, 2018 to June 30, 2017, goodwill increased $8.8 million and intangible assets increased $9.7 million relating to the acquisition of D’style. Our prepaid expenses and other current assets line increased by $10.5 million primarily due to an overpayment of estimated income taxes for the fiscal year and also due to a shift in the Supplemental Employee Retirement Plan (“SERP”) balance from long term to short term in conjunction with the pending retirement of our Chief Executive Officer. Our deferred tax assets balance declined by $9.6 million as we accelerated the timing of certain incentive compensation payments and capital expenditures in order for them to be deductible in fiscal year 2018 before our statutory tax rate further decreases in fiscal year 2019.

Fiscal Year 2017 Results of Operations

	At or for the Year Ended
	June 30
(Amounts in Millions)	2017	2016	% Change
Net Sales	$669.9	$635.1	5%
Gross Profit	223.3	203.8	10%
Selling and Administrative Expenses	168.5	163.0	3%
Restructuring (Gain) Expense	(1.8)	7.3
Operating Income	56.7	33.5	69%
Operating Income %	8.5%	5.3%
Adjusted Operating Income *	$54.8	$40.8	34%
Adjusted Operating Income % *	8.2%	6.4%
Net Income	$37.5	$21.2	77%
Adjusted Net Income *	36.4	25.7	42%
Diluted Earnings Per Share	$0.99	$0.56
Adjusted Diluted Earnings Per Share *	$0.96	$0.68
Open Orders	$131.6	$129.9	1%
* Items indicated represent Non-GAAP measurements. See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Market Vertical
	Year Ended
	June 30
(Amounts in Millions)	2017	2016	% Change
Commercial	$198.5	$194.0	2%
Education	78.0	69.5	12%
Finance	68.1	60.5	13%
Government	75.5	66.6	13%
Healthcare	96.0	96.5	(1%)
Hospitality	153.8	148.0	4%
Total Net Sales	$669.9	$635.1	5%
Fiscal year 2017 consolidated net sales were $669.9 million compared to fiscal year 2016 net sales of $635.1 million, a 5% increase. Increased volume across five of our verticals was the primary driver while the positive impact of price increases contributed to a lesser extent.
During fiscal year 2018 we redefined our vertical market reporting to better reflect the end markets that we serve. The largest shifts among vertical markets were sales to certain government-affiliated medical facilities, which were previously classified in the government and commercial vertical markets and are now classified in the healthcare vertical market. The net sales by vertical market was estimated for fiscal years 2017 and 2016 to reflect the new vertical market definitions on a comparable basis.
Key explanatory comments for our sales by vertical market follow:

•	Our education vertical market sales grew as we continued our focus on education products and distribution.

•	Our finance vertical market sales increase was driven by focus on strategic accounts and assisting financial institutions with refreshing their image and adding collaborative spaces.

•
Our sales in the government vertical market increased as we experienced improved order activity on awarded blanket purchase agreements and had success with larger projects relative to fiscal year 2016.

•	The hospitality vertical market sales increase was primarily driven by increased non-custom business.

•	Each of our vertical market sales levels can fluctuate depending on the mix of projects in a given period.
Open orders at June 30, 2017 increased 1% when compared to the open order level as of June 30, 2016 as demand for office furniture increased and hospitality furniture open orders declined slightly.
In fiscal year 2017 we recorded net income of $37.5 million, or $0.99 per diluted share, inclusive of a $1.1 million after-tax restructuring gain, or $0.03 per diluted share, from the sale of the Idaho facility. In fiscal year 2016 we recorded net income of $21.2 million, or $0.56 per diluted share, inclusive of $4.5 million, or $0.12 per diluted share, of after-tax restructuring expense. Excluding these non-recurring gains or expenses, our adjusted net income for fiscal year 2017 improved to $36.4 million, or $0.96 per diluted share, compared to adjusted net income for fiscal year 2016 of $25.7 million, or $0.68 per diluted share. See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.
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
As a percent of net sales, selling and administrative expenses in fiscal year 2017 compared to fiscal year 2016 decreased 50 basis points due to increased sales volumes. In absolute dollars selling and administrative spending increased 3% primarily due to higher incentive compensation costs as a result of higher earnings levels and higher salary expense. We also had an unfavorable variance within selling and administrative expenses of $1.2 million for fiscal year 2017 compared to fiscal year 2016 related to the normal revaluation to fair value of our SERP liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on net income. During fiscal year 2017 we also recognized $1.2 million of gains on the sale of land.

Fiscal year 2017 includes a pre-tax restructuring gain of $1.8 million which included a gain on the sale of our Post Falls, Idaho facility and land of $2.1 million partially offset by restructuring expense of $0.3 million. We recognized pre-tax restructuring expense of $7.3 million in fiscal year 2016. The improvement of customer delivery, supply chain dynamics, and reduction of transportation costs were expected to generate annual pre-tax savings of approximately $5 million per year, and we achieved savings of approximately $4.7 million in fiscal year 2017 as savings began to ramp up during our first quarter. See Note 17 - Restructuring Expense of Notes to Consolidated Financial Statements for further information on restructuring.
Other Income (Expense) consisted of the following:

Other Income (Expense)	Year Ended
	June 30
(Amounts in Thousands)	2017	2016
Interest Income	$536	$275
Interest Expense	(37)	(22)
Foreign Currency Gain (Loss)	18	(17)
Gain (Loss) on SERP Investments	1,215	(13)
Other	(377)	(330)
Other Income (Expense), net	$1,355	$(107)
Our fiscal year 2017 effective tax rate was 35.4% as higher taxable income generated a $1.2 million higher domestic manufacturing deduction than fiscal year 2016. Our fiscal year 2016 effective tax rate was 36.6% and did not include any material unusual items.
Liquidity and Capital Resources
Our cash position, which is comprised of cash, cash equivalents, and short-term investments, decreased to $87.3 million at June 30, 2018 from $98.6 million at June 30, 2017, primarily due to an $18.2 million cash outflow for the D’style acquisition, capital expenditures of $22.3 million in fiscal year 2018, and the return of capital to shareowners in the form of stock repurchases and dividends totaling $19.0 million in fiscal year 2018, which more than offset $46.9 million of cash flows from operations during fiscal year 2018.
Working capital at June 30, 2018 was $85.1 million compared to working capital of $82.5 million at June 30, 2017. The current ratio was 1.7 at both June 30, 2018 and June 30, 2017.
Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, totaled $115.9 million at June 30, 2018. At June 30, 2018, we had $1.4 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. We had no credit facility borrowings outstanding as of June 30, 2018 or June 30, 2017.
During fiscal year 2017 we sold a facility in Indiana which housed an education center for dealer and employee training, a research and development center, and a product showroom for proceeds of $3.8 million. We were leasing a portion of the facility back to facilitate the short-term transition of those functions to other existing Indiana locations. The sale of the facility did not qualify for sale-leaseback accounting thus the book value of the building remained on the property and equipment line of our Consolidated Balance Sheet as of June 30, 2017 and the related sale-leaseback financing obligation was a current liability on our Consolidated Balance Sheet as of June 30, 2017. During fiscal year 2018, the lease terminated and the sales transaction was recognized, resulting in a $1.7 million pre-tax gain which was recorded in selling and administrative expense.
Cash Flows
The following table reflects the major categories of cash flows for fiscal years 2018, 2017, and 2016.

	Year Ended
	June 30
(Amounts in thousands)	2018	2017	2016
Net cash provided by operating activities	$46,866	$64,844	$49,352
Net cash used for investing activities	$(35,216)	$(36,176)	$(16,883)
Net cash used for financing activities	$(21,869)	$(13,362)	$(19,554)

Cash Flows from Operating Activities
For fiscal years 2018 and 2017, net cash provided by operating activities was $46.9 million and $64.8 million, respectively, fueled by net income of $34.4 million and $37.5 million, respectively. In fiscal year 2018, changes in working capital balances used $15.2 million and a reduction in deferred income tax and other deferred charges increased cash flow by $9.1 million. Changes in working capital balances provided $10.1 million of cash in fiscal year 2017. Cash generated from operating activities in fiscal year 2016 totaled $49.4 million, which was impacted by net income of $21.2 million, and changes in working capital provided $4.6 million of cash.
The $15.2 million of cash used as a result of changes in working capital balances in fiscal year 2018 was partially driven by an increase of $6.7 million in prepaid expenses and other current assets primarily due to an overpayment of estimated income taxes for fiscal year 2018. Statutory federal tax rates declined in the latter half of our fiscal year as the Tax Act was enacted, and we accelerated certain deductions into the current fiscal year to take advantage of higher tax rates in fiscal year 2018 versus fiscal year 2019. Also contributing was an increase of $5.7 million in our accounts receivable balance primarily driven by increased sales toward the end of fiscal year 2018 compared to fiscal year 2017.
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
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for both fiscal years ended June 30, 2018 and June 30, 2017 was 27.0 days. We define DSO as the average of monthly trade accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for both fiscal years ended June 30, 2018 and June 30, 2017 was 47.0 days. We define PDSOH as the average of the monthly gross inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During fiscal year 2018, we invested $42.5 million in available-for-sale securities, and $42.8 million matured. During fiscal year 2017, we invested $42.1 million in available-for-sale securities, and $5.9 million matured. Our short-term investments included municipal bonds, certificates of deposit purchased in the secondary market, and U.S. Treasury and federal agency securities. During fiscal year 2018, we had a cash outflow of $18.2 million upon the D’style acquisition. During fiscal years 2018 and 2017, we received proceeds from the sale of assets net of selling expenses of $5.8 million and $13.2 million, respectively, the majority of which related to the sale of our fleet of over-the-road tractors and trailers in fiscal year 2018 and the sale of our Idaho facility in fiscal year 2017, respectively. During fiscal years 2018, 2017, and 2016 we reinvested $22.3 million, $12.7 million, and $16.2 million, respectively, into capital investments for the future. The capital investments in the current year were primarily for facility improvements such as renovations to our corporate headquarters and showrooms, and various manufacturing equipment upgrades to increase automation in production facilities. The capital investments during fiscal year 2017 were primarily for facility improvements such as renovations to showrooms and the corporate headquarters, various manufacturing equipment, and replacements of tractors and trailers in our fleet. The fiscal year 2016 capital investments were primarily for manufacturing equipment such as an automated finish technology upgrade and equipment related to the transition of the metal fabrication capabilities and assembly operations to certain Indiana facilities and various facility and showroom improvements.
Cash Flows from Financing Activities
We paid $10.1 million of dividends in fiscal year 2018 compared to paying $8.8 million of dividends in fiscal year 2017 and $8.1 million of dividends in fiscal year 2016. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. We repurchased shares pursuant to a previously announced stock repurchase program which drove cash outflow of $8.9 million in fiscal year 2018, $6.7 million in fiscal year 2017, and $9.7 million in fiscal year 2016.
Credit Facility
We maintain a $30.0 million credit facility with a maturity date of October 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55.0 million at our request, subject to the consent of the participating banks. At June 30, 2018, we had $1.4 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. At both June 30, 2018 and June 30, 2017, we had no borrowings outstanding.

The credit facility requires us to comply with certain debt covenants, the most significant of which are the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15,000,000 to (b) consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, and may not be greater than 3.0 to 1.0. The fixed charge coverage ratio is defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with U.S. GAAP, determined as of the end of each of our fiscal quarters for the trailing four fiscal quarters then ending, and may not be less than 1.10 to 1.00. We were in compliance with all debt covenants of the credit facility during fiscal year 2018.
The table below compares the adjusted leverage ratio and fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	June 30, 2018	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.55)	3.00	3.55
Fixed Charge Coverage Ratio	135.72	1.10	134.62
Future Liquidity
We believe our principal sources of liquidity from available funds on hand and short-term investments, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to fund future dividends and meet our working capital and other operating needs for at least the next 12 months. During fiscal year 2019, we anticipate cash outflow of approximately $11.3 million for accrued cash incentive compensation related to our fiscal year 2018 performance. We will continue to evaluate market conditions in determining future share repurchases. At June 30, 2018, 1.2 million shares remained available under the repurchase program. During fiscal year 2019 we expect to continue investments in capital expenditures, particularly for projects such as our headquarters renovation, showroom renovations, machinery and equipment upgrades and automation, and potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, a decline in demand for our services, the impact of changes in tariffs, loss of key contract customers, including government subcontract customers, or the outcome of a governmental review of our GSA subcontractor reporting practices, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.

Non-GAAP Financial Measures and Other Key Performance Indicators
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the United States in the statements of income, statements of comprehensive income, balance sheets, or statements of cash flows of the company. The non-GAAP financial measures used within this MD&A include (1) adjusted operating income defined as operating income excluding restructuring; (2) adjusted net income defined as net income excluding restructuring; and (3) adjusted diluted earnings per share defined as diluted earnings per share excluding restructuring. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the table below. Management believes it is useful for investors to understand how its core operations performed without gains or expenses incurred in executing its restructuring plan. Excluding these amounts allows investors to meaningfully trend, analyze, and benchmark the performance of our core operations. Many of our internal performance measures that management uses to make certain operating decisions exclude these gains/expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators
(Amounts in Thousands, Except for Per Share Data)
	Year Ended
	June 30
	2018	2017	2016
Operating Income	$51,063	$56,663	$33,497
Pre-tax Restructuring (Gain) Expense	—	(1,832)	7,328
Adjusted Operating Income	$51,063	$54,831	$40,825
Net Sales	$685,600	$669,934	$635,102
Adjusted Operating Income %	7.4%	8.2%	6.4%

Net Income	$34,439	$37,506	$21,156
Pre-tax Restructuring (Gain) Expense	—	(1,832)	7,328
Tax on Restructuring (Gain) Expense	—	713	(2,825)
After-tax Restructuring (Gain) Expense	—	(1,119)	4,503
Adjusted Net Income	$34,439	$36,387	$25,659

Diluted Earnings Per Share	$0.92	$0.99	$0.56
Impact of Restructuring (Gain) Expense	—	(0.03)	0.12
Adjusted Diluted Earnings Per Share	$0.92	$0.96	$0.68
The open orders metric is a key performance indicator representing firm orders placed by our customers which have not yet been fulfilled and are expected to be recognized as revenue during future quarters. The timing of shipments can vary, but generally open orders are expected to ship within a twelve-month period. Adjusted operating income percentage is also a key performance indicator, which is defined as adjusted operating income as a percentage of net sales.
Fair Value
During fiscal year 2018, no financial instruments were affected by a lack of market liquidity. Financial assets classified as level 1 assets were valued using readily available market pricing. For commercial paper and available-for-sale securities classified as level 2 assets, the fair values are determined based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information. We evaluated the inputs used to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. The investment in stock warrants and non-marketable equity securities of a privately-held company are classified as level 3 financial assets. The stock warrants are accounted for as a derivative instrument valued on a recurring basis considering the pricing of recent purchases or sales, if any, of the investment as well as positive and negative qualitative evidence, while the non-marketable equity securities are accounted for as a cost-method investment which carries the securities at cost, except in the event of impairment. Our foreign currency derivatives, which were classified as level 2 liabilities, were valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. The contingent earn-out liability incurred in the acquisition of D’style is classified as a level 3 financial liability and is valued based on a valuation model that measures the present value of the probable cash payments based upon the forecasted operating performance of the D’style acquisition and a discount rate that captures the risk associated with the liability.
See Note 10 - Fair Value of Notes to Consolidated Financial Statements for more information.
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2018.

	Payments Due During Fiscal Years Ending June 30
(Amounts in Millions)	Total	2019	2020-2021	2022-2023	Thereafter
Recorded Contractual Obligations: (a)
Long-Term Debt Obligations (b)	$0.2	$—	$0.1	$0.1	$—
Other Long-Term Liabilities Reflected on the Balance Sheet (c) (d) (e)	19.4	5.6	3.8	2.7	7.3
Unrecorded Contractual Obligations:
Operating Leases (e)	22.5	4.0	6.9	5.7	5.9
Purchase Obligations (f)	56.0	40.2	8.3	7.5	—
Other (b)	0.1	—	0.1	—	—
Total	$98.2	$49.8	$19.2	$16.0	$13.2

(a)	As of June 30, 2018, we had no Capital Lease Obligations.

(b)
Refer to Note 6 - Long-Term Debt and Credit Facilities of Notes to Consolidated Financial Statements for more information regarding Long-Term Debt Obligations. Accrued interest is also included on the Long-Term Debt Obligations line. The fiscal year 2019 amount includes less than $0.1 million of long-term debt obligations due in fiscal year 2019 which were recorded as a current liability. The estimated interest not yet accrued related to debt is included in the Other line item within the Unrecorded Contractual Obligations.

(c)	The timing of payments of certain items included on the “Other Long-Term Liabilities Reflected on the Balance Sheet” line above is estimated based on the following assumptions:

•
The timing of long-term SERP payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants. The fiscal year 2019 amount includes $3.9 million for SERP payments recorded as current liabilities.

•
The timing of severance plan payments is estimated based on the average remaining service life of employees. The fiscal year 2019 amount includes $0.5 million for severance payments recorded as a current liability.

•	The timing of warranty payments is estimated based on historical data. The fiscal year 2019 amount includes $0.7 million for short-term warranty payments recorded as a current liability.

•
The timing of earn-out liability is contingent based upon fiscal year 2018 and 2019 D’style operating income compared to a predetermined target for each fiscal year. The fiscal year 2019 amount includes $0.5 million for earn-out payments recorded as a current liability.

(d)
Excludes $1.7 million of long-term unrecognized tax benefits and associated accrued interest and penalties along with deferred tax liabilities and miscellaneous other long-term tax liabilities which are not tied to a contractual obligation and for which we cannot make a reasonably reliable estimate of the period of future payments.

(e)	Refer to Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information regarding Operating Leases and certain Other Long-Term Liabilities.

(f)
Purchase Obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. The amounts listed above for purchase obligations include contractual commitments for items such as raw materials, supplies, capital expenditures, services, and software acquisitions/license commitments. Cancellable purchase obligations that we intend to fulfill are also included in the purchase obligations amount listed above through fiscal year 2023.

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
Self-insurance reserves - We are self-insured up to certain limits for auto and general liability, workers’ compensation, and certain employee health benefits such as medical, short-term disability, and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as a result of increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2018 and June 30, 2017, our accrued liabilities for self-insurance exposure were $4.1 million and $4.3 million, respectively.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $1.9 million at June 30, 2018 and $2.8 million at June 30, 2017.
Goodwill - Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test. We compare the carrying value of the reporting unit to the reporting unit’s fair value to identify impairment. If the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. During fiscal year 2018 no goodwill impairment was recognized. At June 30, 2018, goodwill totaled $8.8 million.

New Accounting Standards
See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.
Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk: We hold an investment portfolio of available-for-sale securities, comprised of municipal bonds, certificates of deposit purchased in the secondary market, U.S. Treasury and federal agency securities. As of June 30, 2018, the fair value of the investment portfolio was $34.6 million. Our investment policy dictates that municipal bonds, U.S. Treasury and federal agency securities must be investment grade quality, and all certificates of deposit are Federal Deposit Insurance Corporation insured. These securities are fixed income instruments and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in an annual period in market interest rates from levels at June 30, 2018 would cause the fair value of these investments to decline by an immaterial amount. Further information on investments is provided in Note 12 - Investments of Notes to Consolidated Financial Statements.
We also hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in non-marketable equity securities and $1.5 million in stock warrants. The fair value of the investment may fluctuate due to events and changes in circumstances, but we have incurred no impairment during fiscal year 2018 or 2017.
Commodity Risk: We are exposed to market risk with respect to commodity price fluctuations for components used in the manufacture of our products, primarily related to wood and wood-related components, steel, aluminum, and plastics. These components are impacted by global pricing pressures and general economic conditions. The U.S. recently imposed tariffs of 25% on steel and 10% on aluminum imported from several countries, which could adversely impact our input costs. The government has also recently proposed to expand its list of products subject to tariffs to include furniture products, parts, and components, and if approved, the landed cost of our products could increase materially, which would reduce our net income if we are unable to mitigate the additional cost. We are monitoring this situation, but at this time we are uncertain of the potential impact that these tariffs may have on our results of operations. We strive to offset increases in the cost of these materials through supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization, and price increases on our products. We are also exposed to fluctuation in transportation costs which vary based upon freight carrier capacity and fuel prices. Transportation costs are managed by optimizing logistics and supply chain planning, and increasing prices on our products.
Foreign Exchange Rate Risk: We have minimal foreign currency risk and held an immaterial amount of derivative instruments as of June 30, 2018, and none as of June 30, 2017. Further information on derivative financial instruments is provided in Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements.

Item 8 - Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Kimball International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting and for the preparation and integrity of the accompanying financial statements and other related information in this report. The consolidated financial statements of the Company and its subsidiaries, including the footnotes, were prepared in accordance with accounting principles generally accepted in the United States of America and include judgments and estimates, which in the opinion of management are applied appropriately. We maintain a system of internal and disclosure controls intended to provide reasonable assurance that assets are safeguarded from loss or material misuse, transactions are authorized and recorded properly, and that the accounting records may be relied upon for the preparation of the financial statements. This system is tested and evaluated regularly for adherence and effectiveness by employees who work within the internal control processes, by our staff of internal auditors, as well as by the independent registered public accounting firm in connection with their annual audit.
Management’s assessment of the effectiveness of internal control over financial reporting excluded D’style, an acquisition completed in November 2017 which consisted of certain assets of D’style, Inc. and all of the capital stock of Diseños de Estilo, S.A. de C.V. This acquisition represented 7% and 2% of consolidated total assets and consolidated net sales, respectively, of the Company as of and for the year ended June 30, 2018. Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting within one year of the date of the acquisition.
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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2018.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included herein.

/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Chairman of the Board,
Chief Executive Officer
August 28, 2018

/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder
Vice President,
Chief Financial Officer
August 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Kimball International, Inc.
Jasper, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and shareowners’ equity, for each of the three years in the period ended June 30, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at D’style (consisting of certain assets of D’style, Inc. and all of the capital stock of Diseños de Estilo, S.A. de C.V.), which was acquired in November 2017 and whose financial statements constitute 7% of total assets and 2% of net sales of the consolidated financial statement amounts as of and for the year ended June 30, 2018. Accordingly, our audit did not include the internal control over financial reporting at D’style.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 28, 2018
We have served as the Company's auditor since 2002.

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	June 30, 2018	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$52,663	$62,882
Short-term investments	34,607	35,683
Receivables, net of allowances of $1,317 and $1,626, respectively	60,984	53,909
Inventories	39,509	38,062
Prepaid expenses and other current assets	18,523	8,050
Assets held for sale	281	4,223
Total current assets	206,567	202,809
Property and Equipment, net of accumulated depreciation of $180,059 and $182,803, respectively	84,487	80,069
Goodwill	8,824	—
Other Intangible Assets, net of accumulated amortization of $36,757 and $35,148, respectively	12,607	2,932
Deferred Tax Assets	4,916	14,487
Other Assets	12,767	13,450
Total Assets	$330,168	$313,747

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$23	$27
Accounts payable	48,214	44,730
Customer deposits	21,253	20,516
Sale-leaseback financing obligation	—	3,752
Dividends payable	2,662	2,296
Accrued expenses	49,294	49,018
Total current liabilities	121,446	120,339
Other Liabilities:
Long-term debt, less current maturities	161	184
Other	15,537	17,020
Total other liabilities	15,698	17,204
Shareowners’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 264,000 and 280,000, respectively	13	14
Class B - Shares authorized: 100,000,000 Shares issued: 42,761,000 and 42,744,000, respectively	2,138	2,137
Additional paid-in capital	1,881	2,971
Retained earnings	249,945	230,763
Accumulated other comprehensive income	1,816	1,115
Less: Treasury stock, at cost, 5,901,000 shares and 5,726,000 shares, respectively	(62,769)	(60,796)
Total Shareowners’ Equity	193,024	176,204
Total Liabilities and Shareowners’ Equity	$330,168	$313,747
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2018	2017	2016
Net Sales	$685,600	$669,934	$635,102
Cost of Sales	464,154	446,629	431,298
Gross Profit	221,446	223,305	203,804
Selling and Administrative Expenses	170,383	168,474	162,979
Restructuring (Gain) Expense	—	(1,832)	7,328
Operating Income	51,063	56,663	33,497
Other Income (Expense):
Interest income	1,057	536	275
Interest expense	(221)	(37)	(22)
Non-operating income	953	1,276	79
Non-operating expense	(527)	(420)	(439)
Other income (expense), net	1,262	1,355	(107)
Income Before Taxes on Income	52,325	58,018	33,390
Provision for Income Taxes	17,886	20,512	12,234
Net Income	$34,439	$37,506	$21,156

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.92	$1.00	$0.56
Diluted Earnings Per Share	$0.92	$0.99	$0.56

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	37,314	37,334	37,462
Average Number of Shares Outstanding - Diluted	37,494	37,833	37,852
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2018			Year Ended June 30, 2017			Year Ended June 30, 2016
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$34,439			$37,506			$21,156
Other comprehensive income (loss):
Available-for-sale securities	$(11)	$3	$(8)	$(34)	$13	$(21)	$—	$—	$—
Postemployment severance actuarial change	895	(296)	599	186	(72)	114	576	(225)	351
Derivative gain (loss)	(10)	3	(7)	—	—	—	—	—	—
Reclassification to (earnings) loss:
Available-for-sale securities	4	(1)	3	—	—	—	—	—	—
Amortization of actuarial change	(260)	84	(176)	(473)	184	(289)	(441)	172	(269)
Other comprehensive income (loss)	$618	$(207)	$411	$(321)	$125	$(196)	$135	$(53)	$82
Total comprehensive income			$34,850			$37,310			$21,238

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$34,439	$37,506	$21,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,470	15,553	14,996
(Gain) Loss on sales of assets	(2,050)	(3,148)	181
Restructuring and asset impairment charges	—	241	153
Deferred income tax and other deferred charges	9,082	(1,580)	2,523
Stock-based compensation	4,179	6,303	5,558
Other, net	984	(125)	201
Change in operating assets and liabilities:
Receivables	(5,682)	(3,550)	4,874
Inventories	8	2,876	(3,304)
Prepaid expenses and other current assets	(6,741)	2,694	459
Accounts payable	3,062	1,998	2,874
Customer deposits	(2,347)	1,891	7
Accrued expenses	(3,538)	4,185	(326)
Net cash provided by operating activities	46,866	64,844	49,352
Cash Flows From Investing Activities:
Capital expenditures	(21,575)	(11,751)	(15,028)
Proceeds from sales of assets	5,817	13,200	290
Cash paid for acquisition	(18,201)	—	—
Purchases of capitalized software	(724)	(982)	(1,138)
Purchases of available-for-sale securities	(42,497)	(42,059)	—
Maturities of available-for-sale securities	42,839	5,941	—
Other, net	(875)	(525)	(1,007)
Net cash used for investing activities	(35,216)	(36,176)	(16,883)
Cash Flows From Financing Activities:
Net change in capital leases and long-term debt	(27)	(30)	(27)
Proceeds from sale-leaseback financing obligation	—	3,752	—
Dividends paid to Shareowners	(10,084)	(8,783)	(8,078)
Repurchases of Common Stock	(8,936)	(6,665)	(9,665)
Repurchase of employee shares for tax withholding	(2,822)	(1,636)	(1,784)
Net cash used for financing activities	(21,869)	(13,362)	(19,554)
Net (Decrease) Increase in Cash and Cash Equivalents	(10,219)	15,306	12,915
Cash and Cash Equivalents at Beginning of Year	62,882	47,576	34,661
Cash and Cash Equivalents at End of Year	$52,663	$62,882	$47,576
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareowners’ Equity
	Class A	Class B
Amounts at June 30, 2015	$19	$2,132	$3,445	$194,372	$1,229	$(59,692)	$141,505
Adjustment of Kimball Electronics, Inc. distribution				(4)			(4)
Net income				21,156			21,156
Other comprehensive income					82		82
Issuance of non-restricted stock (44,000 shares)			(1,058)			950	(108)
Conversion of Class A to Class B common stock (94,000 shares)	(5)	5					—
Compensation expense related to stock incentive plans			5,558				5,558
Performance share issuance (235,000 shares)			(3,445)	(2,132)		4,424	(1,153)
Restricted share units issuance (56,000 shares)			(1,583)			1,389	(194)
Repurchase of Common Stock (736,000 shares)						(8,686)	(8,686)
Dividends declared ($0.22 per share)				(8,288)			(8,288)
Amounts at June 30, 2016	$14	$2,137	$2,917	$205,104	$1,311	$(61,615)	$149,868
Net income				37,506			37,506
Other comprehensive income					(196)		(196)
Issuance of non-restricted stock (49,000 shares)			(1,205)			1,204	(1)
Conversion of Class A to Class B common stock (11,000 shares)	—	—					—
Compensation expense related to stock incentive plans			6,303				6,303
Performance share issuance (192,000 shares)			(3,096)	(2,823)		4,751	(1,168)
Restricted share units issuance (61,000 shares)			(1,948)			1,529	(419)
Repurchase of Common Stock (516,000 shares)						(6,665)	(6,665)
Dividends declared ($0.24 per share)				(9,024)			(9,024)
Amounts at June 30, 2017	$14	$2,137	$2,971	$230,763	$1,115	$(60,796)	$176,204
Net income				34,439			34,439
Other comprehensive income					411		411
Issuance of non-restricted stock (39,000 shares)			(624)			624	—
Conversion of Class A to Class B common stock (16,000 shares)	(1)	1					—
Compensation expense related to stock incentive plans			4,179				4,179
Performance share issuance (226,000 shares)			(2,261)	(4,463)		4,622	(2,102)
Restricted share units issuance (58,000 shares)			(1,101)			760	(341)
Relative total shareholder return performance units issuance (38,000 shares)			(1,283)			957	(326)
Reclassification of change in enacted income tax rate to retained earnings				(290)	290		—
Repurchase of Common Stock (536,000 shares)						(8,936)	(8,936)
Dividends declared ($0.28 per share)				(10,504)			(10,504)
Amounts at June 30, 2018	$13	$2,138	$1,881	$249,945	$1,816	$(62,769)	$193,024
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
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and related note disclosures. While efforts are made to assure estimates used are reasonably accurate based on management’s knowledge of current events, actual results could differ from those estimates.
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
Short-Term Investments: Short-term investments consist primarily of municipal bonds, certificates of deposit purchased in the secondary market, and U.S. Treasury and federal agency securities. Municipal bonds include general obligation bonds and revenue bonds, some of which are pre-refunded. U.S. Treasury securities represent Treasury Bills and Notes of the U.S. government. Federal agency securities represent debt securities of a U.S. government sponsored agency, some of which are callable. Our investment policy dictates that municipal bonds, U.S. Treasury and federal agency securities must be investment grade quality. Our secondary market certificates of deposit are classified as investment securities, being purchased in the secondary market through a broker and available to be sold in the secondary market. All certificates of deposit are FDIC insured. All investments have maturities exceeding three months and are classified as available-for-sale securities which are recorded at fair value. Unrealized losses on available-for-sale securities are recognized in earnings when there is intent to sell or it is likely to be required to sell before recovery of the loss, or when the available-for-sale securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax-related effect as a component of Shareowners’ Equity.
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
Inventories: Inventories are stated at the lower of cost or market value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. The last-in, first-out (“LIFO”) method was used for approximately 92% and 94% of consolidated inventories at June 30, 2018 and June 30, 2017, respectively. The remaining inventories were valued using the first-in, first-out (“FIFO”) method and average cost method. Inventories are adjusted for excess and obsolete inventory. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
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
During fiscal year 2018, we recorded $8.8 million and $10.7 million, respectively, in goodwill and other intangible assets from the acquisition of D’style, Inc. See Note 2 - Acquisition to Consolidated Financial Statements for more information on this acquisition.
Other Intangible Assets reported on the Consolidated Balance Sheets consist of capitalized software, product rights, customer relationships, trade names, and non-compete agreements. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.  A summary of intangible assets subject to amortization is as follows:

	June 30, 2018			June 30, 2017
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$38,482	$35,922	$2,560	$37,918	$34,986	$2,932
Product Rights	162	162	—	162	162	—
Customer Relationships	7,050	422	6,628	—	—	—
Trade Names	3,570	238	3,332	—	—	—
Non-Compete Agreements	100	13	87	—	—	—
Other Intangible Assets	$49,364	$36,757	$12,607	$38,080	$35,148	$2,932
During fiscal years 2018, 2017, and 2016, amortization expense of other intangible assets was, in thousands, $1,769, $1,071, and $786, respectively. Amortization expense in future periods is expected to be, in thousands, $1,909, $1,955, $1,572, $1,252, and $1,029 in the five years ending June 30, 2023, and $4,890 thereafter. The estimated useful life of internal-use software ranges from 2 to 10 years. The amortization period for customer relationship intangible assets is 20 years. The estimated useful life of trade names is 10 years. The estimated useful life of non-compete agreements is 5 years.
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
Trade names, non-compete agreements, and product rights to produce and sell certain products are amortized on a straight-line basis over their estimated useful lives. Capitalized customer relationships are amortized on estimated attrition rate of customers. We have no intangible assets with indefinite useful lives which are not subject to amortization.
Research and Development: The costs of research and development are expensed as incurred. Research and development costs were approximately, in millions, $7, $7, and $6 in fiscal years 2018, 2017, and 2016, respectively.
Advertising: Advertising costs are expensed as incurred. Advertising costs, included in selling and administrative expenses were, in millions, $5.8, $4.3, and $4.0, in fiscal years 2018, 2017, and 2016, respectively.
Insurance and Self-insurance: We are self-insured for certain employee health benefits including medical, short-term disability, and dental. Our self-insured reserves are estimated based upon a number of factors including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information along with certain assumptions about future events. We carry medical coverage for our eligible workforce not covered by self-insured plans. Insurance benefits are not provided to retired employees.
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
Concentrations of Credit Risk: Certain business and credit risks are inherent in our business. Additionally, we currently have notes receivable from independent dealership financing and other miscellaneous notes receivable which are included on the Receivables and Other Assets lines of the Consolidated Balance Sheets. At June 30, 2018 and 2017, $0.8 million and $0.6 million, respectively, were outstanding under the notes receivable. The credit risk associated with receivables is disclosed in Note 19 - Credit Quality and Allowance for Credit Losses of Notes Receivable of Notes to Consolidated Financial Statements.
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

Foreign Currency Translation: Our foreign operations use the U.S. Dollar as their functional currency. Foreign currency assets and liabilities are remeasured into functional currencies at end-of-period exchange rates, except for nonmonetary assets and equity, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the weighted average exchange rate during the fiscal year, except for expenses related to nonmonetary assets, which are remeasured at historical exchange rates. Gains and losses from foreign currency remeasurement are reported in the Non-operating income or expense line item on the Consolidated Statements of Income.
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
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants purchased during fiscal year 2017. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Consolidated Balance Sheets. See Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements for more information on derivative instruments and hedging activities.
Stock-Based Compensation: As described in Note 8 - Stock Compensation Plans of Notes to Consolidated Financial Statements, we maintain a stock-based compensation plan which allows for the issuance of stock unit awards, restricted stock awards, stock options, stock appreciation rights, and other stock-based awards. each of which may include performance-based conditions, to certain employees, non-employee directors, consultants, and advisors. We recognize the cost resulting from share-based payment transactions using a fair-value-based method. The estimated fair value of outstanding performance shares and restricted share units is based on the stock price at the date of the grant. For performance shares, the price is reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The estimated fair value of outstanding relative total shareholder return performance units (“RTSR”) is based on the grant date fair value of RTSR awards using a Monte Carlo simulation which includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. Stock-based compensation expense is recognized for the portion of the awards that are ultimately expected to vest. Forfeitures are accounted for as they occur.
Recently Adopted Accounting Pronouncements:
In February 2018, the Financial Accounting Standards Board (“FASB”) issued guidance that allows the reclassification of the income tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”) from accumulated other comprehensive income to retained earnings. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the federal income tax rate to the newly enacted federal income tax rate which left the tax effects on items within accumulated other comprehensive income stranded at historical tax rates. This guidance requires qualitative disclosure of the accounting policy for releasing income tax effects from accumulated other comprehensive income and if the reclassification election is made, the impacts of the change on the consolidated financial statements. The guidance is effective for our first quarter of fiscal year 2020 with early adoption permitted and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the Tax Act changes are recognized. We early adopted the guidance in our fourth quarter of fiscal year 2018 and reclassified the entire tax effect out of accumulated other comprehensive income and into retained earnings in the amount of $0.3 million. Our policy for releasing disproportionate income tax effects from accumulated other comprehensive income utilizes the aggregate approach.
In August 2017, the FASB issued guidance on accounting for derivatives and hedging activities. The objective of this guidance is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. The guidance is effective for our first quarter of fiscal year 2020 with early adoption permitted. We early adopted the guidance in our fourth quarter of fiscal year 2018 and the guidance did not have a material effect on our consolidated financial statements.
In January 2017, the FASB issued guidance on simplifying the test for goodwill impairment by eliminating the requirement to estimate the implied fair value of a reporting unit from the goodwill impairment test. Under the guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective prospectively for our first quarter of fiscal year 2021 financial statements with early adoption permitted. In conjunction with our acquisition of D’style, Inc. we early adopted the guidance in our second quarter of fiscal year 2018, and the guidance did not have a material effect on our consolidated financial statements.
In January 2017, the FASB issued guidance which revises the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance is effective for our first quarter of fiscal year 2019 with early adoption permitted and the amendments can be applied to transactions occurring before the guidance was issued as long as the applicable financial statements have not been issued. In conjunction with our acquisition of D’style, Inc., we early adopted the guidance in our second quarter of fiscal year 2018 and the guidance did not have a material effect on our consolidated financial statements.
In August 2016, the FASB issued guidance that clarifies and provides specific guidance on eight cash flow classification issues that are not addressed by current GAAP. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows, including how to classify contingent consideration payments made after a business combination, which will impact the presentation of future earn-out payments for our acquisition of D’style, Inc. The guidance is effective for our first quarter of fiscal year 2019 with early adoption permitted. We early adopted the guidance in our second quarter of fiscal year 2018 and the guidance did not have a material effect on our consolidated financial statements.
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
Recently Issued Accounting Pronouncements Not Yet Adopted:
In June 2018, the FASB issued guidance to improve the accounting for and to reduce the cost and complexity of share-based payments to nonemployees for goods and services. The guidance is effective for our first quarter of fiscal year 2020 with early adoption permitted but may not be adopted earlier than the adoption of the new revenue standard. We expect to adopt the standard at the beginning of our fiscal year 2019, and it will be applied to awards that have not been settled by the date of adoption. We do not expect the adoption to have a material effect on our consolidated financial statements.
In May 2017, the FASB issued guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective for our first quarter of fiscal year 2019 with early adoption permitted and will be applied prospectively to awards modified on or after the adoption date. We do not expect the adoption to have a material effect on our consolidated financial statements.
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
In November 2016, the FASB issued guidance which requires an entity to include in their cash and cash equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The guidance is effective for our first quarter of fiscal year 2019 with early adoption permitted and is required to be applied using a retrospective transition method to each prior reporting period. We do not expect the adoption to have a material effect on our consolidated financial statements.
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
In February 2016, the FASB issued guidance that revises the accounting for leases. The guidance is intended to improve financial reporting of leasing transactions by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Leases will continue to be classified as either operating or finance leases, with the classification affecting the pattern of expense recognition in the statement of income. The guidance will also require additional disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued additional guidance for land easements which permits entities to forgo the evaluation of existing land easement arrangements to determine if they contain a lease. New land easement arrangements, or modifications to existing arrangements, after the adoption of the lease standard will be evaluated to determine if they meet the definition of a lease. In July 2018, the FASB amended the new standard to clarify certain aspects of the guidance, and they also issued another new standard in July 2018 that allows the option to apply the transition provisions at the adoption date instead of at the earliest comparative period in the consolidated financial statements. The guidance is effective for our first quarter of fiscal year 2020 with early adoption permitted and is required to be applied either using a modified retrospective approach to each prior reporting period or initial application as of the beginning of the period of adoption. We are currently evaluating the impact of this guidance but have not yet determined the effect on our consolidated financial statements.
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
We have completed a preliminary review of the impact of the new revenue standard and expect the primary change to be the reclassification of certain items on the statement of income. For contracts involving products that are sold directly to end customers, currently any fees paid to dealer agents for facilitating the sale and performing certain services are netted against revenue. Under the new standard, fees paid to dealer agents will be recognized as either cost of sales or selling expense. In addition, any commissions or fees paid to third-party purchasing organizations will be recognized as a selling expense rather than being netted against revenue. Although the result of these changes will be increases in net sales, cost of sales, and selling expenses, these changes will have no impact to operating income dollars but will reduce operating income as a percent of net sales. The new standard will also require several less significant changes including classifying the reserve for returns and allowance as a liability rather than a contra-receivable, recognizing a recovery asset for potential product returns, and capitalizing costs to obtain and fulfill sales contracts. The new standard will also require significantly more disclosure than is required under current rules. We continue to evaluate the impact that will result from adoption of the new standard, and we are finalizing changes to our business processes, systems, and internal controls to support recognition and disclosure under the new standard. We expect to adopt the standard at the beginning of our fiscal year 2019 using the full retrospective approach which, upon adoption, will adjust fiscal years 2017 and 2018 to provide comparable financial reporting for these periods.
Note 2 Acquisition
During the second quarter of fiscal year 2018, we acquired certain assets of D’style, Inc. (“D’style”), headquartered in Chula Vista, California. This acquisition expanded our reach into hospitality public space areas and added an attractive product portfolio of solutions for the residential market through the acquired Allan Copley Designs brand. These offerings enable us to take advantage of the trend where hospitality, residential and commercial designs are merging. As part of this acquisition, we also acquired all of the capital stock of Diseños de Estilo S.A. de C.V. headquartered in Tijuana, Mexico, another member of the D’style group which manufactures exclusively for D’style, strengthening our North American manufacturing footprint and serving as a distribution channel to the Mexico and Latin America hospitality markets. The cash paid for the acquisition totaled $18.2 million. An earn-out of up to $2.2 million may be paid, which is contingent based upon fiscal year 2018 and 2019 D’style, Inc. operating income compared to a predetermined target for each fiscal year. As of June 30, 2018, the fair value of the earn-out was $1.1 million.
A summary of the preliminary purchase price allocation is as follows:

Purchase Price Allocation
(Amounts in Thousands)
Assets:
Receivables	$1,467
Inventories	1,455
Prepaid expenses and other current assets	1,120
Net property and equipment	184
Goodwill	8,824
Other intangible assets	10,720
Deferred tax assets	302
$24,072

Liabilities:
Accounts payable	$774
Customer deposits	3,084
Accrued expenses	333
$4,191
$19,881

Consideration
(Amounts in Thousands)
Cash	$18,201
Contingent earn-out — fair value at acquisition date	1,680
Fair value of total consideration	$19,881
As of the acquisition date the fair value of the earn-out was $1.7 million. At June 30, 2018, the fair value of the contingent earn-out liability was adjusted to $1.1 million, resulting in a $0.6 million pre-tax gain, recognized as a $0.8 million pre-tax gain included in Selling and Administrative Expenses, offset in part by $0.2 million of Interest Expense attributable to an adjustment of the contingent earn-out liability that will be based upon fiscal year 2018 and 2019 D’style, Inc. operating income compared to a predetermined target for each fiscal year.
The operating results of this acquisition are included in our consolidated financial statements beginning on November 6, 2017. For the year ended June 30, 2018, net sales and net income related to D’style were $13.0 million and $0.8 million, respectively. Direct costs of the acquisition for the year ended June 30, 2018, of approximately $0.8 million, were expensed as incurred and were included on the Selling and Administrative Expenses line of our Consolidated Statements of Income.

Goodwill is primarily attributable to the anticipated revenue and supply chain synergies expected from the operations of the combined company. An immaterial amount of goodwill is not deductible for tax purposes, while the tax deductible portion is deductible over 15 years. See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information on goodwill and other intangible assets. The following summarizes our goodwill activity for fiscal year 2018:

Goodwill
(Amounts in Thousands)
Goodwill - June 30, 2017	$—
Goodwill - at acquisition date	8,559
Working capital adjustments	265
Goodwill - June 30, 2018	$8,824
The purchase price allocation is provisional pending final valuations and purchase accounting adjustments, which were not final as of June 30, 2018. We utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process.

Note 3    Inventories
Inventories are stated at the lower of cost or market value. Inventories are valued using the last-in, first-out (“LIFO”) method for approximately 92% and 94% of consolidated inventories at June 30, 2018 and June 30, 2017, respectively. The remaining inventories are valued using the first-in, first-out (“FIFO”) method and average cost method.
Had the FIFO method been used for all inventories, income would have been $1.1 million higher in fiscal year 2018, $0.4 million higher in fiscal year 2017, and $1.0 million lower in fiscal year 2016. Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased income by an immaterial amount in 2018, 2017 and 2016.
Inventory components at June 30, 2018 were as follows:

(Amounts in Thousands)	2018	2017
Finished products	$23,756	$24,537
Work-in-process	1,378	1,346
Raw materials	29,158	25,368
Total FIFO inventory	$54,292	$51,251
LIFO reserve, net	(14,783)	(13,189)
Total inventory	$39,509	$38,062
Note 4    Property and Equipment
Major classes of property and equipment at June 30 consist of the following:

(Amounts in Thousands)	2018	2017
Land	$2,219	$2,431
Buildings and improvements	105,372	109,374
Machinery and equipment	152,653	147,407
Construction-in-progress	4,302	3,660
Total	$264,546	$262,872
Less: Accumulated depreciation	(180,059)	(182,803)
Property and equipment, net	$84,487	$80,069

The useful lives used in computing depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	5 to 40
Machinery and equipment	2 to 20
Leasehold improvements	Lesser of Useful Life or Term of Lease
Depreciation and amortization of property and equipment, including asset write-downs associated with restructuring plans, totaled, in millions, $13.7 for fiscal year 2018, $14.7 for fiscal year 2017, and $14.3 for fiscal year 2016.
At June 30, 2018, excess land located in Jasper, Indiana totaling $0.3 million was classified as held for sale. At June 30, 2017, our fleet of over-the-road tractors and trailers and a small parcel of land located in Jasper, Indiana totaling $4.2 million were classified as held for sale. During fiscal year 2018, we sold all of our over-the-road tractors and trailers and the small parcel of land and recognized a pre-tax gain of $0.4 million as the $4.8 million selling price exceeded the book value net of selling costs.
At June 30, 2016, assets totaling $9.2 million were classified as held for sale for a facility and land located in Post Falls, Idaho. During fiscal year 2017, we sold our Post Falls, Idaho facility and land and recognized a pre-tax gain of $2.1 million as the $12.0 million selling price exceeded the book value of the facility and land net of selling costs. The gain was recorded on the Restructuring (Gain) Expense line of the Consolidated Statements of Income. We also sold excess land for proceeds of $1.4 million and recognized pre-tax gains of $1.2 million which is recorded on the Selling and Administrative Expenses line of the Consolidated Statements of Income. In addition, during fiscal year 2017 we recognized impairment of $0.2 million as the carrying value of our fleet of over-the-road tractors and trailers exceeded the market value less selling costs.
During fiscal year 2017, we also sold a facility in Indiana which housed an education center for dealer and employee training, a research and development center, and a product showroom for proceeds of $3.8 million. In order to allow for transition of those functions to our primary campus also located in Jasper, Indiana, we leased back a portion of the facility until December 31, 2017 at a favorable rate. The below-market terms of the leaseback are considered a form of continuing involvement that precludes sale treatment therefore we deferred the recognition of the sale until fiscal year 2018 when we recorded the pre-tax gain of $1.7 million on the sale.
Note 5    Commitments and Contingent Liabilities
Leases:
Operating leases for certain offices, showrooms, manufacturing facilities, land, and equipment, which expire from fiscal year 2019 to 2027, contain provisions under which minimum annual lease payments are, in millions, $4.0, $3.6, $3.3, $3.1, and $2.6 for the five years ending June 30, 2023, respectively, and aggregate $5.9 million from fiscal year 2024 to the expiration of the leases in fiscal year 2027. We are obligated under certain real estate leases to maintain the properties and pay real estate taxes. Certain leases include renewal options and escalation clauses. Total rental expense amounted to, in millions, $5.8, $6.0, and $6.7 in fiscal years 2018, 2017, and 2016, respectively, including certain leases requiring contingent lease payments based primarily on warehouse space utilized, which amounted to expense of, in millions, $1.2, $1.5, and $2.4 in fiscal years 2018, 2017, and 2016, respectively.
As of June 30, 2017, capitalized leases were not material and matured during fiscal year 2018.
During the latter portion of our fiscal year 2017, we sold a facility in Indiana which housed the education center for dealer and employee training, a research and development center, and a product showroom for proceeds of $3.8 million. We were leasing a portion of the facility back to facilitate the short-term transition of those functions to other existing Indiana locations. The sale of the facility did not qualify for sale-leaseback accounting during fiscal year 2017, and thus the $1.7 million pre-tax gain on the sale was not recognized in selling and administrative expenses until fiscal year 2018.
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $1.4 million as of June 30, 2018 and $1.2 million as of June 30, 2017.
We are periodically required to provide performance bonds in order to conduct business with certain customers. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. We are ultimately liable for claims that may occur against the performance bonds. We had a maximum financial exposure from performance bonds totaling $0.5 million as of June 30, 2018 and $0.4 million as of June 30, 2017.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2018 and 2017 with respect to the standby letters of credit or performance bonds. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known.
Changes in the product warranty accrual during fiscal years 2018, 2017, and 2016 were as follows:

(Amounts in Thousands)	2018	2017	2016
Product Warranty Liability at the beginning of the year	$1,992	$2,351	$2,264
Additions to warranty accrual (including changes in estimates)	1,307	562	1,165
Settlements made (in cash or in kind)	(1,005)	(921)	(1,078)
Product Warranty Liability at the end of the year	$2,294	$1,992	$2,351
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
In March 2016, in connection with a renewal of one of our contracts, we became aware of noncompliance and inaccuracies in our General Services Administration (“GSA”) subcontractor reporting. Accordingly, we retained outside legal counsel to assist in conducting an internal review of our reporting practices, and we self-reported the matter and the results of the internal review to the GSA. We have promptly responded to inquiries from the GSA since our initial reporting, have met with government officials as requested on two occasions, and intend to cooperate fully with any further inquiries or investigations. While we are not able to reasonably estimate the future financial impact, if any, of the possible sanctions at this time, any of them could, if imposed, have a material adverse impact on our business, future financial position, results of operations, or cash flows. The timing of the government’s review and determination of any outcome of these matters is uncertain and, therefore, it is unclear as to when and to what extent, if any, our previously issued earnings guidance might be impacted. We have incurred, and may incur additional, legal and related costs in connection with our internal review and the government’s response to this matter. During fiscal year 2018, sales related to our GSA contracts were approximately 7.5% of our consolidated sales, with one contract accounting for approximately 5.3% of our consolidated sales and the other contract accounting for approximately 2.2% of our consolidated sales.
Note 6    Long-Term Debt and Credit Facilities
Long-term debt, less current maturities as of June 30, 2018 and 2017, was, in thousands, $161 and $184, respectively, and current maturities of long-term debt were, in thousands, $23 and $27, respectively. Long-term debt consists of a long-term note payable, which has an interest rate of 9.25% and matures in 2025. As of June 30, 2017, long-term debt also included capitalized leases, which matured during fiscal year 2018. Aggregate maturities of long-term debt for the next five years are, in thousands, $23, $25, $27, $30, and $33, respectively, and aggregate $46 thereafter.
We maintain a $30 million credit facility with a maturity date of October 31, 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55 million at our request, subject to the consent of the participating banks. At June 30, 2018 and 2017, we had no borrowings outstanding under the credit facility. At June 30, 2018, we had $1.4 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility to $28.6 million.

The revolving loans under the Credit Agreement may consist of, at our election, advances in U.S. dollars or advances in any other currency that is agreed to by the lenders. The proceeds of the revolving loans are to be used for general corporate purposes, including acquisitions. A portion of the credit facility, not to exceed $10 million of the principal amount, will be available for the issuance of letters of credit. The commitment fee is payable on the unused portion of the credit facility which was immaterial to our operating results for fiscal years 2018 and 2017. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by our ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
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

Interest expense incurred on borrowings were, in thousands, $70, $37, and $22, in fiscal years 2018, 2017, and 2016, respectively.
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
The discretionary employer contribution for domestic employees is determined annually by the Compensation and Governance Committee of the Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $5.9, $6.4, and $4.3 for fiscal years 2018, 2017, and 2016, respectively.
Employees of certain foreign subsidiaries are covered by local pension or retirement plans. The expense related to employer contributions to these foreign plans for fiscal years 2018, 2017, and 2016 was not material.
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

	June 30
(Amounts in Thousands)	2018	2017
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$3,083	$2,815
Service cost	521	482
Interest cost	85	65
Actuarial (gain) loss for the period	(895)	(186)
Benefits paid	(75)	(93)
Benefit obligation at end of year	$2,719	$3,083
Balance in current liabilities	$494	$561
Balance in noncurrent liabilities	2,225	2,522
Total benefit obligation recognized in the Consolidated Balance Sheets	$2,719	$3,083

	June 30
(Amounts in Thousands)	2018	2017
Changes and Components in Accumulated Other Comprehensive Income (Loss) (before tax):
Accumulated Other Comprehensive Income (Loss) at beginning of year	$1,859	$2,146
Net change in unrecognized actuarial gain (loss)	635	(287)
Accumulated Other Comprehensive Income (Loss) at end of year	$2,494	$1,859

(Amounts in Thousands)	Year Ended June 30
Components of Net Periodic Benefit Cost (before tax):	2018	2017	2016
Service cost	$521	$482	$490
Interest cost	85	65	74
Amortization of actuarial (gain) loss	(260)	(473)	(441)
Net periodic benefit cost — Total cost	$346	$74	$123
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with other applicable U.S. GAAP.
The actuarial gain is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan. The estimated actuarial net gain for the severance plans that will be amortized from accumulated other comprehensive income into earnings over the next fiscal year is, pre-tax in thousands, $381.
Assumptions used to determine fiscal year end benefit obligations are as follows:

	2018	2017
Discount Rate	3.4%	2.8%
Rate of Compensation Increase	3.0%	3.0%

Weighted average assumptions used to determine fiscal year net periodic benefit costs are as follows:

	2018	2017	2016
Discount Rate	3.0%	2.4%	2.7%
Rate of Compensation Increase	3.0%	3.0%	3.0%

Note 8    Stock Compensation Plans
On October 31, 2017, the shareowners approved the 2017 Stock Incentive Plan (“the 2017 Plan”) which allows for the issuance of stock awards, restricted stock awards, stock options, stock appreciation rights, and other stock-based awards, each of which may include performance-based conditions, to certain employees, non-employee directors, consultants, and advisors. The 2017 Plan authorizes the issuance of 1,000,000 shares of our Class B Common Stock, plus approximately 1.2 million unused shares from the former Amended and Restated 2003 Stock Option and Incentive Plan (“the 2003 Plan”).
Stock-based compensation expense was $4.2 million, $6.3 million, and $5.6 million in fiscal years 2018, 2017 and 2016, respectively. The total income tax benefit for stock compensation arrangements was $2.1 million, $2.9 million, and $2.2 million in fiscal years 2018, 2017 and 2016, respectively. Included in the income tax benefit for fiscal years 2018 and 2017, respectively, was a $0.7 million and $0.5 million reduction in taxes for excess tax benefits from the vesting of stock awards. We generally use treasury shares for issuance of shares.
Performance Shares:
We award performance shares to officers and other key employees. Under these awards, a number of shares will be issued to each participant based upon the attainment of the applicable performance conditions as applied to a total potential share award made and approved by the Compensation and Governance Committee. Currently outstanding are long-term performance share awards with a contractual life of five years. We also award annual performance share awards with a contractual life of one year. The performance conditions for both types of performance share awards are based on annual performance measurement periods. Annual performance shares vest at the end of the fiscal year. Long-term performance shares vest when issued as Common Stock shortly after the end of the fiscal year in which each performance measurement period is complete. Therefore, the long-term performance share awards include shares applicable to performance measurement periods in future fiscal years that will be measured at fair value when the performance targets are established in future fiscal years. The long-term performance share award is being phased out and has only one year remaining. If a participant is not employed on the date long-term performance shares are issued or the date annual performance shares are vested, the performance share award is forfeited, except in the case of death, retirement, total permanent disability, or certain other circumstances described in our employment policy. To the extent performance conditions are not fully attained, performance shares are forfeited.
A summary of performance share activity during fiscal year 2018 is presented below:

	Number of Shares (1)	Weighted Average Grant Date Fair Value
Performance Shares outstanding at July 1, 2017	466,778	$11.23
Granted	121,602	$16.62
Vested	(401,833)	$11.86
Forfeited	(82,324)	$16.61
Performance Shares outstanding at June 30, 2018	104,223	$16.52
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
As of June 30, 2018, there was approximately $0.6 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance conditions. That cost is expected to be recognized over annual performance periods ending July 2018 through July 2019, with a weighted average vesting period of less than one year. The fair value of performance shares is based on the stock price at the date of grant, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The weighted average grant date fair value was $16.62, $11.26, and $12.12 for performance share awards granted in fiscal years 2018, 2017, and

2016, respectively. During fiscal years 2018, 2017, and 2016, respectively, 401,833; 294,086; and 352,924 performance shares vested at a fair value of $4.8 million, $3.6 million, and $3.6 million. Annual performance shares that were granted in July 2016 and also in July 2017 vested during fiscal year 2018, as a result of annual performance shares now vesting on June 30 rather than in July. The fair value is equal to the closing price, less the present value of annual dividends, of shares of our Common Stock on the date of the grant.
The performance shares vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations. The number of shares presented in the above table, the amounts of unrecognized compensation, and the weighted average period include long-term performance shares awarded that are applicable to the fiscal year 2019 performance measurement period and will be measured at fair value when the performance targets are established.
Relative Total Shareholder Return Performance Units:
We award relative total shareholder return performance units (“RTSR”) to key officers. Under these awards, a participant will earn from 0% to 200% of the target award depending upon how the compound annual growth rate of Kimball International common stock ranks within the peer group at the end of the performance period. RTSRs are vested at the end of the performance period and are issued as common shares shortly after the performance measurement period is complete. The contractual life of the RTSRs is generally three years. If a participant is not employed on the date shares are vested, the RTSR award is forfeited, except in the case of death, retirement, total permanent disability, or certain other circumstances described in our employment policy. To the extent performance conditions are not fully attained, RTSRs are forfeited.
A summary of RTSR activity during fiscal year 2018 is presented below:

	Number of Shares (1)	Weighted Average Grant Date Fair Value
RTSRs outstanding at July 1, 2017	150,492	$14.49
Granted	52,334	$20.65
Vested	(37,535)	$16.25
Forfeited	(34,651)	$15.10
RTSRs outstanding at June 30, 2018	130,640	$18.94
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
As of June 30, 2018, there was approximately $1.0 million of unrecognized compensation cost related to RTSRs. That cost is expected to be recognized over the vesting periods ending June 2019 through June 2020, with a weighted average vesting period of approximately one year, five months. The grant date fair value of RTSR awards was calculated using a Monte Carlo simulation. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. The weighted average grant date fair value was $20.65, $13.92, and $15.10 for RTSR awards granted in fiscal years 2018, 2017, and 2016, respectively. During fiscal years 2018 and 2017, 37,535 and 57,375, RTSRs vested at a fair value of $0.6 million and $1.0 million, respectively. The RTSR awards vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations. During fiscal year 2016, no RTSRs vested.
On May 7, 2018, Robert F. Schneider informed the Board of Directors of Kimball International of his decision to retire as our Chief Executive Officer (“CEO”) and Chairman of the Board. With the announcement of his plan to retire, the Company and Mr. Schneider entered into an Amendment to Executive’s Terms of Employment (“Amendment”) which modified the terms of his RTSR awards so that a prorated portion of awards vest based on the portion of the applicable performance period that Mr. Schneider works prior to his retirement. The Amendment was determined to be a Type III “Improbable to Probable” modification, as the awards were no longer probable of vesting prior to the Amendment. Because the outstanding RTSR awards were improbable of vesting prior to the modification, the original grant date fair value is no longer used to measure compensation cost for the awards, and the cumulative expense recorded to date was reversed resulting in income of $0.3 million. The fair value of his 83,292 maximum number of RTSR shares that can be earned was re-measured on May 7, 2018, at an aggregate fair value of $1.7 million assuming full vesting of the maximum number of shares (or $1.1 million assuming Mr. Schneider retires on October 31, 2018 and receives a prorated maximum number of shares). We estimated that the vesting conditions of the modified award would be met on his expected retirement date of October 31, 2018, and we are therefore recognizing his share-based compensation expense for the pro rata number of shares over a requisite service period beginning on May 7, 2018 and ending on October 31, 2018.
Restricted Share Units:
Restricted Share Units (“RSUs”) were granted to officers and key employees. Upon vesting, the outstanding number of RSUs and the value of dividends accumulated over the vesting period are converted to shares of common stock. The contractual life of the RSUs is generally three years, however certain awards have shorter or longer contractual lives in order to transition from other types of compensation or to be used as a long-term retention tool. If the employment of a holder of an RSU terminates before the RSU has vested for any reason other than death, retirement, total permanent disability, or certain other circumstances described in our employment policy, the RSU and accumulated dividends will be forfeited.
A summary of RSU activity during fiscal year 2018 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at July 1, 2017	196,616	$12.00
Granted	106,778	$17.14
Vested	(79,315)	$12.61
Forfeited	(22,253)	$13.04
RSUs outstanding at June 30, 2018	201,826	$15.10
As of June 30, 2018, there was approximately $2.0 million of unrecognized compensation cost related to nonvested RSU compensation arrangements. That cost is expected to be recognized over vesting periods ending October 2018 through June 2021, with a weighted average vesting period of one year, five months. The fair value of RSU awards is based on the stock price at the date of award. The weighted average grant date fair value was $17.14, $11.85, and $12.19 for RSU awards granted in fiscal years 2018, 2017, and 2016, respectively. During fiscal years 2018, 2017, 2016, respectively, 79,315, 86,116, and 79,461 RSUs vested at a fair value of $1.0 million, $0.8 million, and $0.7 million. The fair value is equal to the closing price of shares of our Common Stock on the date of the grant. The RSU awards vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.
Mr. Schneider’s Amendment, in conjunction with his expected retirement, modified the terms of his existing RSU awards so that a prorated portion of awards vest based on the portion of the applicable period that Mr. Schneider works prior to his retirement. The Amendment was determined to be a Type III “Improbable to Probable” modification, as the awards were no longer probable of vesting prior to the Amendment. Because the outstanding RSU awards were improbable of vesting prior to the modification, the original grant date fair value is no longer used to measure compensation cost for the awards, and the cumulative expense recorded to date was reversed resulting in income of $0.1 million. The fair value of his 38,921 RSU awards was re-measured on May 7, 2018, at an aggregate fair value of $0.7 million assuming full vesting (or $0.4 million assuming Mr. Schneider retires on October 31, 2018 and receives a prorated number of shares). We estimated that the vesting conditions of the modified award would be met on his expected retirement date of October 31, 2018, and we are therefore recognizing his share-based compensation expense for the pro rata number of shares over a requisite service period beginning on May 7, 2018 and ending on October 31, 2018.
Unrestricted Share Grants:
Unrestricted shares may be granted to employees and non-employee members of the Board of Directors as consideration for service to Kimball International. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal years 2018, 2017, and 2016, respectively, we granted a total of 38,696, 48,812, and 47,471 unrestricted shares of common stock at an average grant date fair value of $18.31, $14.12, and $11.21 for a total fair value, in thousands, of $709, $689, and $532. These shares are the total number of shares granted, prior to the reduction of shares withheld to satisfy tax withholding obligations. Unrestricted shares were awarded to key employees and non-employee members of the Board of Directors as compensation for director’s fees and as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. Director’s fees are expensed over the period that directors earn the compensation.

Note 9    Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act reduced federal corporate income tax rates effective January 1, 2018 and changed numerous other provisions. Because Kimball International has a June 30 fiscal year-end, a lower corporate federal income tax rate was being phased in, resulting in a U.S. federal statutory tax rate of 28.1% for our fiscal year ending June 30, 2018. The statutory federal tax rate will be 21% in subsequent fiscal years. Fiscal year 2018 included approximately $3.3 million in reduced income tax expense to reflect federal taxes on current year taxable income at the lower blended effective tax rate, partially offset by a discrete tax impact of $1.8 million in additional expense as a result of applying the new lower federal income tax rates to our net tax assets.
The changes included in the Tax Act are broad and complex, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. The Securities and Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We have finalized recording of the tax impacts of June 30, 2018.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income tax benefits associated with net operating losses of, in thousands, $2,179 expire from fiscal year 2019 to 2036. Income tax benefits associated with tax credit carryforwards of, in thousands, $2,168, expire from fiscal year 2023 to 2027. Valuation allowances were provided as of June 30, 2018 for deferred tax assets relating to state net operating losses of, in thousands, $534, and for foreign tax credits of, in thousands, $326, that we currently believe are more likely than not to remain unrealized in the future. In all periods presented, the change in the valuation allowance is reported as a component of income tax expense.
The components of the deferred tax assets and liabilities as of June 30, 2018 and 2017, were as follows:

(Amounts in Thousands)	2018	2017
Deferred Tax Assets:
Receivables	$708	$1,152
Inventory	428	819
Employee benefits	161	563
Deferred compensation	4,061	13,254
Other current liabilities	70	446
Warranty reserve	591	775
Tax credit carryforwards	2,168	1,982
Sale-leaseback	—	1,507
Restructuring	—	31
Goodwill	98	—
Net operating loss carryforward	2,179	2,256
Miscellaneous	2,135	2,251
Valuation Allowance	(860)	(643)
Total asset	$11,739	$24,393
Deferred Tax Liabilities:
Property and equipment	$6,062	$9,203
Miscellaneous	761	703
Total liability	$6,823	$9,906
Net Deferred Tax Assets	$4,916	$14,487

The provision for income taxes is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2018	2017	2016
Currently Payable:
Federal	$6,592	$19,780	$7,548
State	1,636	2,318	1,184
Total current	$8,228	$22,098	$8,732
Deferred Taxes:
Federal	$8,236	$(1,761)	$3,081
State	1,422	175	421
Total deferred	$9,658	$(1,586)	$3,502
Total provision for income taxes	$17,886	$20,512	$12,234

A reconciliation of the statutory U.S. income tax rate to Kimball International’s effective income tax rate follows:

	Year Ended June 30
	2018		2017		2016
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax provision computed at U.S. federal statutory rate	$14,703	28.1%	$20,306	35.0%	$11,686	35.0%
State income taxes, net of federal income tax benefit	2,198	4.2	1,620	2.8	1,043	3.1
Domestic manufacturing deduction	(617)	(1.2)	(1,495)	(2.6)	(286)	(0.9)
Research credit	(180)	(0.3)	(218)	(0.4)	(346)	(1.0)
Remeasurement of tax assets and liabilities related to the Tax Act	1,839	3.5	—	—	—	—
Other - net	(57)	(0.1)	299	0.6	137	0.4
Total provision for income taxes	$17,886	34.2%	$20,512	35.4%	$12,234	36.6%
Net cash payments for income taxes were, in thousands, $13,937, $20,881, and $7,963 in fiscal years 2018, 2017, and 2016, respectively.
Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2018, 2017, and 2016 were as follows:

(Amounts in Thousands)	2018	2017	2016
Beginning balance - July 1	$1,888	$2,077	$1,920
Tax positions related to prior fiscal years:
Additions	222	213	301
Reductions	(1,030)	(581)	(43)
Tax positions related to current fiscal year:
Additions	—	391	—
Reductions	—	—	—
Settlements	—	—	—
Lapses in statute of limitations	(91)	(212)	(101)
Ending balance - June 30	$989	$1,888	$2,077
Portion that, if recognized, would reduce tax expense and effective tax rate	$832	$1,377	$1,407

We recognize interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes line of the Consolidated Statements of Income. Amounts accrued for interest and penalties were as follows:

	As of June 30
(Amounts in Thousands)	2018	2017	2016
Accrued Interest and Penalties:
Interest	$70	$84	$102
Penalties	$98	$102	$108
Interest and penalties income (expense) recognized for fiscal years 2018, 2017, and 2016 were, in thousands, $11, $23, and $(1), respectively.
Kimball International, or one of its wholly-owned subsidiaries, files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. We are no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2015, and to various state and local income tax examinations by tax authorities for years before 2014. We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position.
We had no net tax impact related to the one-time transition tax on the deemed repatriation of undistributed foreign earnings as required by the Tax Act because we utilized available foreign tax credits to offset the transition tax.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. We have not recorded a deferred tax liability of approximately, in thousands, $191 related to the U.S. federal and state income taxes and foreign withholding taxes on approximately, in thousands, $589 of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.
Note 10    Fair Value
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during fiscal years 2018 and 2017.
We hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in non-marketable equity securities and $1.5 million in stock warrants. The investment in non-marketable equity securities is classified as a level 3 financial asset and is accounted for using the cost method, as explained in the Financial Instruments Not Carried At Fair Value section below. The investment in stock warrants is also classified as a level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 12 - Investments of Notes to Consolidated Financial Statements for further information regarding the investment in non-marketable equity securities, and Note 11 - Derivative Instruments of Notes to Consolidated Financial Statements for further information regarding the investment in stock warrants. No other purchases or sales of level 3 assets occurred during the fiscal years ended June 30, 2018 and 2017.
In connection with the acquisition of D’style, we valued long-lived and intangible assets at their estimated fair values at the acquisition date. The fair value estimates for intangible assets were based upon assumptions related to the future cash flows and discount rates utilizing currently available information, and in some cases, valuation results from independent valuation specialists (Level 3 determination of fair value).  Subsequent to the acquisition, we determine the fair value of our long-lived and intangible assets on a non-recurring basis in connection with our periodic evaluations of such assets for potential impairment and record impairment charges when such fair value estimates are lower than the carrying values of the assets. As part of the acquisition, contingent earn-out payments up to $2.2 million may be paid based upon fiscal year 2018 and 2019

D’style, Inc. operating income compared to a predetermined target for each fiscal year. As of the November 6, 2017 acquisition date, the fair value of the earn-out liability was $1.7 million.  The liability is carried at fair value and is classified in Level 3 of the fair value hierarchy.  During fiscal year ended June 30, 2018, the fair value of the contingent earn-out liability was adjusted to $1.1 million, resulting in a $0.6 million pre-tax gain, recognized as $0.8 million pre-tax gain included in Selling and Administrative Expenses, offset in part by $0.2 million of Interest Expense attributable to an adjustment of the contingent earn-out liability that will be based upon fiscal year 2018 and 2019 D’style, Inc. operating income compared to a predetermined target for each fiscal year.
Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents: Money market funds	1	Market - Quoted market prices.
Cash Equivalents: Commercial Paper	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Available-for-sale securities: Secondary market certificates of deposit	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Available-for-sale securities: Municipal bonds	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Available-for-sale securities: U.S. Treasury and federal agencies	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Derivative Assets: Stock warrants	3
Market - The privately-held company is currently in an early stage of start-up. The pricing of recent purchases or sales of the investment are considered, if any, as well as positive and negative qualitative evidence, in the assessment of fair value.

Trading securities: Mutual funds held in nonqualified SERP	1	Market - Quoted market prices
Derivative Liability: Foreign exchange contracts	2
Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates adjusted for Kimball International's non-performance risk.

Contingent earn-out liability	3
Income - Based on a valuation model that measures the present value of the probable cash payments based upon the forecasted operating performance of the acquisition and a discount rate that captures the risk associated with the liability.

Recurring Fair Value Measurements:
As of June 30, 2018 and June 30, 2017, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market or income approach are categorized as follows:

(Amounts in Thousands)	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$24,407	$—	$—	$24,407
Cash equivalents: Commercial paper	—	25,918	—	25,918
Available-for-sale securities: Secondary market certificates of deposit	—	11,850	—	11,850
Available-for-sale securities: Municipal bonds	—	16,508	—	16,508
Available-for-sale securities: U.S. Treasury and federal agencies	—	6,249	—	6,249
Derivatives: Stock warrants	—	—	1,500	1,500
Trading Securities: Mutual funds in nonqualified SERP	12,114	—	—	12,114
Total assets at fair value	$36,521	$60,525	$1,500	$98,546
Liabilities
Derivatives: Foreign exchange contracts	$—	$10	$—	$10
Contingent earn-out liability	—	—	1,056	1,056
Total liabilities at fair value	$—	$10	$1,056	$1,066

(Amounts in Thousands)	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$30,383	$—	$—	$30,383
Cash equivalents: Commercial paper	—	29,102	—	29,102
Available-for-sale securities: Secondary market certificates of deposit	—	10,336	—	10,336
Available-for-sale securities: Municipal bonds	—	22,154	—	22,154
Available-for-sale securities: U.S. Treasury and federal agencies	—	3,193	—	3,193
Derivatives: Stock warrants	—	—	1,500	1,500
Trading Securities: Mutual funds in nonqualified SERP	11,194	—	—	11,194
Total assets at fair value	$41,577	$64,785	$1,500	$107,862
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
Non-Recurring Fair Value Measurements:
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments when events or circumstances indicate a significant adverse effect on the fair value of the asset. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

Non-recurring fair value adjustment	Level	Valuation Technique/Inputs Used
Impairment of assets held for sale (transportation equipment)	3	Market - Quoted market prices for similar assets sold, adjusted for features specific to the asset

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
As of June 30, 2018, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $0.7 million. The notional amount is an indicator of the volume of derivative activities but is not an indicator of the potential gain or loss on the derivatives.
Based on fair values as of June 30, 2018, we estimate that approximately $10 thousand of pre-tax derivative loss deferred in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings, along with the earnings effects of related forecasted transactions, within the fiscal year ending June 30, 2019. Losses on foreign exchange contracts are generally offset by gains in operating costs in the income statement when the underlying hedged transaction is recognized in earnings. Because gains or losses on foreign exchange contracts fluctuate partially based on currency spot rates, the future effect on earnings of the cash flow hedges alone is not determinable, but in conjunction with the underlying hedged transactions, the result is expected to be a decline in currency risk. The maximum length of time we had hedged our exposure to the variability in future cash flows was 4 months as of June 30, 2018.
Stock Warrants:
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants purchased during fiscal year 2017. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the year ended June 30, 2018, the change in fair value of the stock warrants was not significant. See Note 10 - Fair Value of Notes to Consolidated Financial Statements for more information on the valuation of these securities.

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets are presented below.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30 2018	June 30 2017	Balance Sheet Location	June 30 2018	June 30 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$—	Accrued expenses	$10	$—

Derivatives not designated as hedging instruments:
Stock warrants	Other Assets	$1,500	$1,500
Total derivatives		$1,500	$1,500		$10	$—
Note 12    Investments
Investment Portfolio:
Our investment portfolio consists of municipal bonds, certificates of deposit purchased in the secondary market, and U.S. Treasury and federal agency securities. Municipal bonds include general obligation bonds and revenue bonds, some of which are pre-refunded. U.S. Treasury securities represent Treasury Bills and Notes of the U.S. government. Federal agency securities represent debt securities of a U.S. government sponsored agency, and certain of these securities are callable. Our investment policy dictates that municipal bonds, U.S. Treasury and federal agency securities must be investment grade quality. Our secondary market certificates of deposit are classified as investment securities, being purchased in the secondary market through a broker and available to be sold in the secondary market. All certificates of deposit are FDIC insured.
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

	June 30, 2018
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Within one year	$9,292	$14,502	$2,196
After one year through two years	2,558	2,006	4,053
Total Fair Value	$11,850	$16,508	$6,249
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

	June 30, 2018
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$11,850	$16,532	$6,266
Unrealized holding gains	—	—	—
Unrealized holding losses	—	(24)	(17)
Fair Value	$11,850	$16,508	$6,249

	June 30, 2017
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$10,334	$22,183	$3,200
Unrealized holding gains	2	—	—
Unrealized holding losses	—	(29)	(7)
Fair Value	$10,336	$22,154	$3,193
An immaterial amount of investments were in a continuous unrealized loss position for greater than 12 months as of June 30, 2018. There was an immaterial amount of realized losses as a result of sales during fiscal year 2018, and there were no realized gains or losses during fiscal year 2017.
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains (losses) for securities held at June 30, 2018, 2017, and 2016 were, in thousands, $585, $223, and $(484), respectively. SERP asset and liability balances were as follows:

	June 30
(Amounts in Thousands)	2018	2017
SERP investments - current asset	$3,868	$1,259
SERP investments - other long-term asset	8,246	9,935
Total SERP investments	$12,114	$11,194
SERP obligation - current liability	$3,868	$1,259
SERP obligation - other long-term liability	8,246	9,935
Total SERP obligation	$12,114	$11,194
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

Note 13    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2018	2017
Compensation	$22,045	$22,815
Selling	7,134	6,704
Employer retirement contribution	5,605	6,196
Taxes	3,598	2,568
Insurance	4,210	4,382
Restructuring	—	80
Rent	2,997	2,944
Other expenses	3,705	3,329
Total accrued expenses	$49,294	$49,018
Note 14   Geographic Information
The following geographic area data includes net sales based on the location where title transfers.

	Year Ended June 30
(Amounts in Thousands)	2018	2017	2016
Net Sales:
United States	$672,918	$658,474	$622,096
Foreign	12,682	11,460	13,006
Total Net Sales	$685,600	$669,934	$635,102
Substantially all long-lived assets were located in the United States for each of the three fiscal years ended June 30, 2018. Long-lived assets include property and equipment and other long-term assets such as software.

Note 15    Earnings Per Share
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2018	2017	2016
Net Income	$34,439	$37,506	$21,156

Average Shares Outstanding for Basic EPS Calculation	37,314	37,334	37,462
Dilutive Effect of Average Outstanding Compensation Awards	180	499	390
Average Shares Outstanding for Diluted EPS Calculation	37,494	37,833	37,852

Basic Earnings Per Share	$0.92	$1.00	$0.56
Diluted Earnings Per Share	$0.92	$0.99	$0.56

Note 16   Accumulated Other Comprehensive Income
During fiscal year 2018 and 2017, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Derivative Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2016	$—	$1,311	$—	$1,311
Other comprehensive income (loss) before reclassifications	(21)	114	—	93
Reclassification to (earnings) loss	—	(289)	—	(289)
Net current-period other comprehensive income (loss)	(21)	(175)	—	(196)
Balance at June 30, 2017	$(21)	$1,136	$—	$1,115

Other comprehensive income (loss) before reclassifications	(8)	599	(7)	584
Reclassification to (earnings) loss	3	(176)	—	(173)
Net current-period other comprehensive income (loss)	(5)	423	(7)	411
Reclassification of change in enacted income tax rate to retained earnings	$(5)	$295	$—	$290
Balance at June 30, 2018	$(31)	$1,854	$(7)	$1,816

The following reclassifications were made from Accumulated Other Comprehensive Income to the Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Fiscal Year Ended		Affected Line Item in the Consolidated Statements of Income
	June 30,
(Amounts in Thousands)	2018	2017
Realized Investment Gain (Loss) on available-for-sale securities (1)	$(4)	$—	Non-operating income (expense), net
	1	—	Benefit (Provision) for Income Taxes
	$(3)	$—	Net Income

Postemployment Benefits Amortization of Actuarial Gain (2)	$168	$301	Cost of Sales
	92	172	Selling and Administrative Expenses
	(84)	(184)	Benefit (Provision) for Income Taxes
	$176	$289	Net Income

Total Reclassifications for the Period	$173	$289	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 12 - Investments of Notes to Consolidated Financial Statements for further information on available-for-sale securities.
(2) See Note 7 - Employee Benefit Plans of Notes to Consolidated Financial Statements for further information on postemployment benefit plans.

Note 17   Restructuring
During fiscal year 2018, we recognized no restructuring expense as the restructuring plan was complete. We recognized a pre-tax restructuring gain of $1.8 million in fiscal year 2017 which included a gain on the sale of the Post Falls facility. In fiscal year 2016, we recognized pre-tax restructuring expense $7.3 million. As of June 30, 2018, we had no remaining restructuring liability as the June 30, 2017 balance of less than $0.1 million was paid during fiscal year 2018.
Capacity Utilization Restructuring Plan:
In November 2014, we announced a capacity utilization restructuring plan which included the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one.
The transfer of work from our Idaho facility involved the start-up of metal fabrication capabilities in an existing Company-owned facility, along with the transfer of certain assembly operations into two additional existing Company-owned facilities, all located in southern Indiana. All production was transferred out of the Idaho facility as of March 2016, after which work continued during fiscal year 2017 in the Indiana facilities to train employees, ramp up production and eliminate the inefficiencies associated with the start-up of production in these facilities. The improvement of customer delivery, supply chain dynamics, and reduction of transportation costs generated pre-tax annual savings of approximately $5 million beginning in our fiscal year 2017. In addition, during fiscal year 2017, we sold our Post Falls, Idaho facility and land which was classified as held for sale. Therefore, fiscal year 2017 restructuring includes a pre-tax gain of $2.1 million as the $12.0 million selling price net of selling costs exceeded the book value of the facility and land.
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
We utilized available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring is included in the Restructuring (Gain) Expense line item on our Consolidated Statements of Income.
Note 18    Variable Interest Entities
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
The non-marketable equity securities and stock warrants were valued at $0.5 million and $1.5 million, respectively, at both June 30, 2018 and June 30, 2017 and were included in the Other Assets line of the Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 10 - Fair Value of Notes to Consolidated Financial Statements.
The carrying value of the notes receivable for independent dealership financing were $0.6 million, net of a $0.1 million allowance, and $0.4 million as of June 30, 2018 and June 30, 2017, respectively, and were included on the Receivables and Other Assets lines of our Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball International to the VIEs was limited to the items discussed above during the fiscal year ended June 30, 2018.

Note 19   Credit Quality and Allowance for Credit Losses of Notes Receivable
We monitor credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. As of June 30, 2018 and 2017, we had no material past due outstanding notes receivable.

	As of June 30, 2018			As of June 30, 2017
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Independent Dealership Financing	$666	$50	$616	$433	$—	$433
Other Notes Receivable	183	183	—	138	126	12
Total	$849	$233	$616	$571	$126	$445

Note 20    Quarterly Financial Information (Unaudited)

	Three Months Ended
(Amounts in Thousands, Except for Per Share Data)	September 30	December 31	March 31	June 30
Fiscal Year 2018:
Net Sales	$169,517	$173,674	$157,897	$184,512
Gross Profit	59,589	53,936	47,755	60,166
Net Income	10,957	7,378	5,850	10,254
Basic Earnings Per Share	$0.29	$0.20	$0.16	$0.28
Diluted Earnings Per Share	$0.29	$0.20	$0.16	$0.28
Fiscal Year 2017:
Net Sales	$174,996	$169,887	$153,068	$171,983
Gross Profit	58,687	55,758	51,052	57,808
Restructuring (Gain) Expense	(1,832)	—	—	—
Net Income	10,998	8,717	7,231	10,560
Basic Earnings Per Share	$0.29	$0.23	$0.19	$0.28
Diluted Earnings Per Share	$0.29	$0.23	$0.19	$0.28

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b) Management’s report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, we included a report of management’s assessment of the effectiveness of our internal control over financial reporting as part of this report. The effectiveness of our internal control over financial reporting as of June 30, 2018 has been audited by our independent registered public accounting firm. Management’s report and the independent registered public accounting firm’s attestation report are included in our Consolidated Financial Statements under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
(c) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B - Other Information
None.
PART III
Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareowners to be held October 30, 2018 under the captions “Proposal No. 1 - Election of Directors” and “Information Concerning the Board of Directors and Committees.”
Committees
The information required by this item with respect to the Audit Committee and its financial experts and with respect to the Compensation and Governance Committee’s responsibility for establishing procedures by which shareowners may recommend nominees to the Board of Directors is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareowners to be held October 30, 2018 under the caption “Information Concerning the Board of Directors and Committees.”
Executive Officers of the Registrant
The information required by this item with respect to Executive Officers of the Registrant is included at the end of Part I of this Annual Report on Form 10-K and is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareowners to be held October 30, 2018 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”
Code of Ethics
We have a code of ethics that applies to all of our employees, including our Chief Executive Officer, our Chief Financial Officer, and our Corporate Controller (functioning as Principal Accounting Officer). The code of ethics is posted on our website at https://www.kimballinternational.com/corporate-governance. It is our intention to disclose any amendments to the code of ethics on this website. In addition, any waivers of the code of ethics for our directors or executive officers will be disclosed in a Current Report on Form 8-K.
Item 11 - Executive Compensation
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareowners to be held October 30, 2018 under the captions “Information Concerning the Board of Directors and Committees,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Related Risk Assessment,” and “Executive Officer and Director Compensation.”

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareowner Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareowners to be held October 30, 2018 under the caption “Share Ownership Information.”
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareowners to be held October 30, 2018 under the caption “Executive Officer and Director Compensation — Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareowners to be held October 30, 2018 under the caption “Review and Approval of Transactions with Related Persons.”
Director Independence
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareowners to be held October 30, 2018 under the caption “Information Concerning the Board of Directors and Committees.”
Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareowners to be held October 30, 2018 under the caption “Proposal No. 3 - Ratification of the Appointment of our Independent Registered Public Accounting Firm” and “Appendix A - Approval Process for Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2018	78

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

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q filed November 2, 2017)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K filed February 10, 2017)
10(a)*	Summary of Director and Named Executive Officer Compensation
10(b)*	Discretionary Compensation
10(c)*	2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 2, 2017)
10(d)*	Amended and Restated 2003 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 21, 2013)
10(e)*	Supplemental Employee Retirement Plan (2015 Revision) (Incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended June 30, 2015)
10(f)*	2016 Annual Cash Incentive Plan, as amended May 7, 2018 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 8, 2018)
10(g)*	2016 Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 27, 2016)

Exhibit	Description
10(h)*	Form of Fiscal Year 2019 Annual Performance Share Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 9, 2018)
10(i)*	Form of Fiscal Year 2018 Annual Performance Share Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 11, 2017)
10(j)*	Form of Fiscal Year 2017 Annual Performance Share Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 8, 2016)
10(k)*	Form of Amendment of Annual and/or Long-Term Performance Share Awards (Incorporated by reference to Exhibit 10(c) to the Company’s Form 10-Q for the quarter ended December 31, 2014)
10(l)*	Form of Long-Term Performance Share Award Agreement (Incorporated by reference to Exhibit 10(h) to the Company’s Form 10-K for the fiscal year ended June 30, 2014)
10(m)*	Form of Restricted Share Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 9, 2018)
10(n)*	Form of Fiscal Year 2018 Restricted Share Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 11, 2017)
10(o)*	Form of Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 9, 2018)
10(p)*	Form of Fiscal Year 2018 Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 11, 2017)
10(q)*	Form of Executive Change in Control Agreement
10(r)*	Form of Executive Employment Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 29, 2015)
10(s)*	Amendment to Executive’s Terms of Employment dated May 7, 2018 between the Company and Robert F. Schneider (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 8, 2018)
10(t)*	Restricted Share Unit Award Agreement dated May 7, 2018 between the Company and Robert F. Schneider (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 8, 2018)
10(u)
First Amendment to Credit Agreement, dated as of September 1, 2015 by and among Kimball International, Inc., and the Lenders party hereto and JPMorgan Chase Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 3, 2015)

10(v)
Credit Agreement, dated as of October 31, 2014 among Kimball International, Inc., the Lenders party hereto and JPMorgan Chase Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 3, 2014)

10(w)
Tax Matters Agreement, dated as of October 31, 2014 by and among Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 3, 2014)

10(x)
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
August 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Chairman of the Board, Director
Chief Executive Officer
August 28, 2018

/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder
Vice President,
Chief Financial Officer
August 28, 2018

/s/ DARREN S. GRESS
Darren S. Gress
Corporate Controller
(functioning as Principal Accounting Officer)
August 28, 2018

Signature	Signature

/s/ THOMAS J. TISCHHAUSER *	/s/ GEOFFREY L. STRINGER *
Thomas J. Tischhauser	Geoffrey L. Stringer
Director	Director

/s/ KIMBERLY K. RYAN *	/s/ TIMOTHY J. JAHNKE *
Kimberly K. Ryan	Timothy J. Jahnke
Director	Director

/s/ PATRICK E. CONNOLLY *	/s/ DR. SUSAN B. FRAMPTON *
Patrick E. Connolly	Dr. Susan B. Frampton
Director	Director

/s/ KRISTINE L. JUSTER *
Kristine L. Juster
Director

*	The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 28, 2018	/s/ ROBERT F. SCHNEIDER
Robert F. Schneider
Chairman of the Board, Director, Chief Executive Officer

Individually and as Attorney-In-Fact

KIMBALL INTERNATIONAL, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2018
Valuation Allowances:
Short-Term Receivables	$1,626	$(25)	$204	$(488)	$1,317
Long-Term Notes Receivable	$109	$(3)	$33	$—	$139
Deferred Tax Asset	$643	$—	$326	$(109)	$860
Year Ended June 30, 2017
Valuation Allowances:
Short-Term Receivables	$2,145	$(206)	$101	$(414)	$1,626
Long-Term Notes Receivable	$118	$(9)	$—	$—	$109
Deferred Tax Asset	$687	$—	$—	$(44)	$643
Year Ended June 30, 2016
Valuation Allowances:
Short-Term Receivables	$1,522	$374	$310	$(61)	$2,145
Long-Term Notes Receivable	$618	$(11)	$(489)	$—	$118
Deferred Tax Asset	$687	$—	$—	$—	$687

A valuation allowance totaling $489 thousand transferred from long-term to short-term during the year ended June 30, 2016 and was a reduction to expense during the year ended June 30, 2017 as the entire receivable was collected.