Form 10-Q
period 2018-09-30
KIMBALL INTERNATIONAL INC
filed 2018-11-06
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of October 18, 2018 was:
Class A Common Stock - 263,735 shares
Class B Common Stock - 36,656,648 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	September 30, 2018	June 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$42,643	$52,663
Short-term investments	41,359	34,607
Receivables, net of allowances of $1,637 and $1,317, respectively	59,862	62,276
Inventories	42,125	39,509
Prepaid expenses and other current assets	13,716	18,523
Assets held for sale	281	281
Total current assets	199,986	207,859
Property and Equipment, net of accumulated depreciation of $179,652 and $180,059, respectively	85,188	84,487
Goodwill	8,824	8,824
Other Intangible Assets, net of accumulated amortization of $37,215 and $36,757, respectively	12,325	12,607
Deferred Tax Assets	6,393	4,916
Other Assets	12,892	12,767
Total Assets	$325,608	$331,460

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$25	$23
Accounts payable	46,667	48,214
Customer deposits	25,536	21,253
Dividends payable	3,062	2,662
Accrued expenses	35,903	50,586
Total current liabilities	111,193	122,738
Other Liabilities:
Long-term debt, less current maturities	136	161
Other	15,595	15,537
Total other liabilities	15,731	15,698
Shareowners’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 264,000 for both periods	13	13
Class B - Shares authorized: 100,000,000 Shares issued: 42,761,000 for both periods	2,138	2,138
Additional paid-in capital	1,431	1,881
Retained earnings	257,825	249,945
Accumulated other comprehensive income	1,788	1,816
Less: Treasury stock, at cost, 5,977,000 shares and 5,901,000 shares, respectively	(64,511)	(62,769)
Total Shareowners’ Equity	198,684	193,024
Total Liabilities and Shareowners’ Equity	$325,608	$331,460
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)
	Three Months Ended
	September 30
	2018	2017
Net Sales	$194,123	$175,360
Cost of Sales	128,250	111,353
Gross Profit	65,873	64,007
Selling and Administrative Expenses	52,179	48,050
Operating Income	13,694	15,957
Other Income (Expense):
Interest income	419	234
Interest expense	(50)	(31)
Non-operating income (expense), net	327	286
Other income (expense), net	696	489
Income Before Taxes on Income	14,390	16,446
Provision for Income Taxes	3,514	5,489
Net Income	$10,876	$10,957

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.29	$0.29
Diluted Earnings Per Share	$0.29	$0.29

Dividends Per Share of Common Stock	$0.08	$0.07

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	37,109	37,428
Average Number of Shares Outstanding - Diluted	37,392	37,733
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$10,876			$10,957
Other comprehensive income (loss):
Available-for-sale securities	$(26)	$7	$(19)	$14	$(5)	$9
Postemployment severance actuarial change	80	(20)	60	267	(104)	163
Derivative gain (loss)	(9)	2	(7)	—	—	—
Reclassification to (earnings) loss:
Derivatives	16	(4)	12	—	—	—
Amortization of actuarial change	(99)	25	(74)	(67)	26	(41)
Other comprehensive income (loss)	$(38)	$10	$(28)	$214	$(83)	$131
Total comprehensive income			$10,848			$11,088

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Three Months Ended
	September 30
	2018	2017
Cash Flows From Operating Activities:
Net income	$10,876	$10,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,107	3,668
Gain on sales of assets	(1,128)	(436)
Deferred income tax and other deferred charges	(1,456)	(1,976)
Stock-based compensation	1,945	1,536
Other, net	(867)	(100)
Change in operating assets and liabilities:
Receivables	2,414	(400)
Inventories	(2,616)	(3,258)
Prepaid expenses and other current assets	4,341	480
Accounts payable	(556)	2,794
Customer deposits	4,283	563
Accrued expenses	(14,222)	(6,803)
Net cash provided by operating activities	7,121	7,025
Cash Flows From Investing Activities:
Capital expenditures	(4,531)	(6,408)
Proceeds from sales of assets	1,196	5,405
Purchases of capitalized software	(193)	(187)
Purchases of available-for-sale securities	(16,842)	(6,991)
Maturities of available-for-sale securities	9,963	8,977
Other, net	26	(69)
Net cash (used for) provided by investing activities	(10,381)	727
Cash Flows From Financing Activities:
Net change in capital leases and long-term debt	(23)	1
Dividends paid to shareowners	(2,595)	(2,234)
Repurchases of Common Stock	(3,300)	(1,746)
Repurchase of employee shares for tax withholding	(840)	(2,426)
Net cash used for financing activities	(6,758)	(6,405)
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash (1)	(10,018)	1,347
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	53,321	63,088
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$43,303	$64,435
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$24	$938
Interest expense	$40	$31

(1) The following table reconciles cash, cash equivalents, and restricted cash per the statements of cash flows to the balance sheets. The restricted cash included in other assets on the balance sheet represents amounts pledged as collateral for a long-term financing arrangement as contractually required by a lender. The restriction will lapse when the related long-term debt is paid off. Beginning in the second quarter of fiscal year 2018, restricted cash also included customer deposits held due to a foreign entity being classified as a restricted entity by a government agency subsequent to our receipt of the deposit.

(Amounts in Thousands)	September 30, 2018	June 30, 2018	September 30, 2017	June 30, 2017
Cash and Cash Equivalents	$42,643	$52,663	$64,250	$62,882
Restricted cash included in Other Assets	660	658	185	206
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$43,303	$53,321	$64,435	$63,088

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareowners’ Equity
Three months ended September 30, 2018	Class A	Class B
Amounts at June 30, 2018	$13	$2,138	$1,881	$249,945	$1,816	$(62,769)	$193,024
Net income				10,876			10,876
Other comprehensive income (loss)					(28)		(28)
Issuance of non-restricted stock (12,000 shares)			(163)			151	(12)
Compensation expense related to stock incentive plans			1,945				1,945
Performance share issuance (81,000 shares)			(1,709)			1,057	(652)
Relative total shareholder return performance units issuance (27,000 shares)			(523)			350	(173)
Repurchase of Common Stock (196,000 shares)						(3,300)	(3,300)
Dividends declared ($0.08 per share)				(2,996)			(2,996)
Amounts at September 30, 2018	$13	$2,138	$1,431	$257,825	$1,788	$(64,511)	$198,684

Three months ended September 30, 2017
Amounts at June 30, 2017	$14	$2,137	$2,971	$230,763	$1,115	$(60,796)	$176,204
Net income				10,957			10,957
Other comprehensive income (loss)					131		131
Issuance of non-restricted stock (10,000 shares)			(251)			253	2
Compensation expense related to stock incentive plans			1,536				1,536
Performance share issuance (226,000 shares)			(2,261)	(4,463)		4,622	(2,102)
Relative total shareholder return performance units issuance (38,000 shares)			(1,283)			957	(326)
Repurchase of Common Stock (105,000 shares)						(1,746)	(1,746)
Dividends declared ($0.07 per share)				(2,641)			(2,641)
Amounts at September 30, 2017	$14	$2,137	$712	$234,616	$1,246	$(56,710)	$182,015

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
Prior Period Reclassifications
Our prior period financial statements were recast for the full retrospective adoption of guidance on the recognition of revenue from contracts with customers. Certain prior period amounts on the Condensed Consolidated Statements of Cash Flows have also been recast to incorporate restricted cash flows and restricted cash balances, as a result of the retrospective adoption of new accounting guidance.
Note 2. Recent Accounting Pronouncements and Supplemental Information
Recently Adopted Accounting Pronouncements:
In August 2018, the Securities and Exchange Commission adopted disclosure and simplification amendments which update certain disclosure requirements that were redundant, duplicative, overlapping, outdated, or superseded. The amendments require a shareowners’ equity statement provided in interim financial statements or in a note. The adoption resulted in the addition of an interim Condensed Consolidated Statements of Shareowners’ Equity.
In June 2018, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the accounting for and to reduce the cost and complexity of share-based payments to nonemployees for goods and services. The guidance is effective for our first quarter of fiscal year 2020 with early adoption permitted, but it may not be adopted earlier than our adoption of the new revenue standard. We early adopted the guidance in our first quarter of fiscal year 2019 in advance of the October 2018 retirement of our Chief Executive Officer and Chairman of our Board of Directors, who will have stock compensation awards vesting after his retirement. The adoption did not have a material effect on our first quarter of fiscal year 2019 condensed consolidated financial statements.
In May 2017, the FASB issued guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance was adopted during our first quarter of fiscal year 2019 and was applied prospectively to awards modified on or after the adoption date. The adoption of the guidance did not have a material effect on our condensed consolidated financial statements.
In March 2017, the FASB issued guidance that requires employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic benefit cost in operating expenses, which will impact the presentation of our postemployment benefit plan. Employers are required to present all other components of net benefit cost separate from the service costs and disclose the line item in which the components of net benefit cost other than the service cost are included. Due to the immaterial amounts in prior periods we did not apply the rule retrospectively. The guidance was adopted during our first quarter of fiscal year 2019 and did not have a material effect on our condensed consolidated financial statements.
In February 2017, the FASB issued guidance that clarifies the scope of guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This new guidance is meant to clarify the scope of the original guidance that was issued in connection with the guidance relating to the recognition of revenue from contracts with customers, as defined below, which addresses recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The guidance was adopted during our first quarter of fiscal year 2019 concurrently with the adoption of the guidance on recognition of revenue from contracts with customers. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
In November 2016, the FASB issued guidance which requires an entity to include in their cash and cash equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The guidance was adopted during our first quarter of fiscal year 2019 and was applied retrospectively to each prior reporting period. The guidance resulted in certain prior period amounts being reclassified to conform with the current period presentation, including the addition of restricted cash to cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows.
In January 2016, the FASB issued guidance which is intended to improve the recognition and measurement of financial instruments. The guidance revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The guidance was adopted during our first quarter of fiscal year 2019 and did not have a material effect on our condensed consolidated financial statements.
In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB decided to defer the effective date for this new revenue standard by one year, which made the guidance effective for our first quarter of fiscal year 2019 financial statements using either of two acceptable adoption methods: (i) full retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. In March 2016, the FASB issued additional guidance which further clarified assessing whether an entity is a principal or an agent in a revenue transaction, and impacted whether an entity reports revenue on a gross or net basis; in April 2016, the FASB issued additional guidance that addressed identifying performance obligations and implementing licensing guidance; and in May 2016, the FASB issued additional guidance that clarified collectability, noncash consideration, and other transition issues. The amendments had the same effective date and transition requirements as the new revenue standard. We adopted the standard at the beginning of fiscal year 2019 using the full retrospective approach which required that we recast prior year comparative periods to provide comparable financial reporting for all reported fiscal years. All changes required by the new standard, including accounting policies, controls, and disclosures, have been identified and implemented as of the beginning of fiscal 2019. We applied the transition practical expedient related to remaining performance obligations for reporting periods presented before the date of initial application. See Note 4 - Revenue in the Notes to Condensed Consolidated Financial Statements for more information on revenue recognition.
Recently Issued Accounting Pronouncements Not Yet Adopted:
In August 2018, the FASB issued guidance on a customer’s accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The guidance is effective for our first quarter of fiscal year 2021 with early adoption permitted. Entities can choose to adopt the guidance prospectively to eligible costs incurred on or after the date this guidance is first applied or retrospectively. We have not yet determined the effect of this guidance on our condensed consolidated financial statements.
In August 2018, the FASB issued guidance to add, remove, and clarify disclosure requirements related to defined pension benefit and other postretirement plans. The guidance is effective for our first quarter of fiscal year 2021 with early adoption permitted and should be applied retrospectively. We have not yet determined the effect of this guidance on our condensed consolidated financial statements.
In August 2018, the FASB issued guidance which changes the fair value measurement disclosure requirements. The guidance modifies and removes certain disclosures related to the fair value hierarchy, and adds new disclosure requirements such as disclosing the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for our first quarter of fiscal year 2021 with early adoption permitted and should be applied retrospectively except for certain disclosures. We have not yet determined the effect of this guidance on our condensed consolidated financial statements.
In March 2017, the FASB issued guidance that will shorten the amortization period for certain callable debt securities held at a premium to the earliest call date. This guidance does not require an accounting change for securities held at a discount. This guidance is to be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The guidance is effective for our first quarter of fiscal year 2020 with early adoption permitted. We have not yet determined the effect of this guidance on our condensed consolidated financial statements.
In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. Under the guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The guidance is also intended to reduce the complexity by decreasing the number of credit impairment models that entities use to account for debt instruments. The guidance is effective for our first quarter of fiscal year 2021 with early adoption in our fiscal year 2020 permitted. We have not yet determined the effect of this guidance on our condensed consolidated financial statements.
In February 2016, the FASB issued guidance that revises the accounting for leases. The guidance is intended to improve financial reporting of leasing transactions by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Leases will continue to be classified as either operating or finance leases, with the classification affecting the pattern of expense recognition in the statement of income. The guidance will also require additional disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued additional guidance for land easements which permits entities to forgo the evaluation of existing land easement arrangements to determine if they contain a lease. New land easement arrangements, or modifications to existing arrangements, after the adoption of the lease standard will be evaluated to determine if they meet the definition of a lease. In July 2018, the FASB amended the new standard to clarify certain aspects of the guidance, and also issued another standard that allows the option to apply the provisions of the leasing standard at the adoption date instead of at the earliest comparative period in the condensed consolidated financial statements. The guidance is effective for our first quarter of fiscal year 2020 with early adoption permitted. We expect to utilize the option to not retrospectively adjust prior comparative periods. We are currently evaluating the impact of this guidance but have not yet determined the effect on our condensed consolidated financial statements.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Goodwill is assigned to and the fair value is tested at the reporting unit level. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test which compares the carrying value of the reporting unit to the reporting unit’s fair value to identify impairment. Under the quantitative assessment, if the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. During the three months ended September 30, 2018, no goodwill impairment was recognized.
During fiscal year 2018, we recorded $8.8 million and $10.7 million, respectively, in goodwill and other intangible assets from the acquisition of D’style, Inc. See Note 3 - Acquisition in the Notes to Condensed Consolidated Financial Statements for more information on this acquisition.

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

	September 30, 2018			June 30, 2018
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$38,658	$36,134	$2,524	$38,482	$35,922	$2,560
Product Rights	162	162	—	162	162	—
Customer Relationships	7,050	574	6,476	7,050	422	6,628
Trade Names	3,570	327	3,243	3,570	238	3,332
Non-Compete Agreements	100	18	82	100	13	87
Other Intangible Assets	$49,540	$37,215	$12,325	$49,364	$36,757	$12,607
Amortization expense related to intangible assets was, in thousands, $475 and $295 during the three months ended September 30, 2018 and 2017, respectively. Amortization expense in future periods is expected to be, in thousands, $1,435 for the remainder of fiscal year 2019, and $1,997, $1,613, $1,272, and $1,044 in the four years ending June 30, 2023, and $4,964 thereafter. The estimated useful life of internal-use software ranges from 3 to 10 years. The amortization period for customer relationship intangible assets is 20 years. The estimated useful life of trade names is 10 years. The estimated useful life of non-compete agreements is 5 years.
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
Non-operating Income (Expense), net:
The non-operating income (expense), net line item includes the impact of such items as fair value adjustments on Supplemental Employee Retirement Plan (“SERP”) investments, amortization of actuarial income, foreign currency rate movements, investment gain or loss, non-production rent income, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain or loss on SERP investments is offset by a change in the SERP liability that is recognized in selling and administrative expenses.

Components of the Non-operating income (expense), net line, were:

	Three Months Ended
	September 30
(Amounts in Thousands)	2018	2017
Gain on Supplemental Employee Retirement Plan Investments	$371	$351
Other	(44)	(65)
Non-operating income, net	$327	$286

Note 3. Acquisition
On November 6, 2017, we acquired certain assets of D’style, Inc. (“D’style”) and all of the capital stock of Diseños de Estilo S.A. de C.V. headquartered in Tijuana, Mexico, a member of the D’style group which manufactures exclusively for D’style, strengthening our North American manufacturing footprint. The purchase price allocation did not change from the amounts disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and is final as of September 30, 2018. The portion of the earn-out related to fiscal year 2018 performance totaling $0.4 million was paid during our quarter ended September 30, 2018 which reduced the fair value earn-out liability as of June 30, 2018 from $1.1 million to $0.7 million as of September 30, 2018. The remaining earn-out is contingent based upon fiscal year 2019 D’style, Inc. operating income compared to a predetermined target.
Note 4. Revenue
We adopted new accounting guidance on the recognition of revenue from contracts with customers at the beginning of fiscal year 2019 using the full retrospective approach and adjusted fiscal year 2018 to provide comparable financial reporting for all reported fiscal years. The primary impact of the new revenue standard was a reclassification of certain items on the statement of income. For contracts involving products that are sold directly to end customers, fees paid to dealer agents for facilitating the sale and performing certain services are recognized as either cost of sales or selling expense rather than being netted against revenue. In addition, any commissions or fees paid to third-party purchasing organizations are recognized as a selling expense rather than being netted against revenue. The result of these changes was increases in net sales, cost of sales, and selling expenses. On a net basis these changes had no impact to operating income dollars but did reduce operating income as a percent of net sales. The new standard also required several less significant changes including classifying the reserve for returns and allowance as a liability rather than a contra-receivable, recognizing a recovery asset for potential product returns, and capitalizing costs to obtain sales contracts. There was no cumulative effect of adopting the standard at the date of initial application in retained earnings.
The following tables present the effects of the adoption of the new standard on prior period financial statements:

Impact to Condensed Consolidated Statements of Income
	Three Months Ended September 30, 2017
(Amounts in Thousands)	As Originally Reported	Adoption of New Revenue Standard	As Adjusted
Net Sales	$169,517	$5,843	$175,360
Cost of Sales	109,928	1,425	111,353
Gross Profit	59,589	4,418	64,007
Selling and Administrative Expenses	43,632	4,418	48,050
Operating Income	15,957	—	15,957
Operating Income as of Percent of Net Sales	9.4%		9.1%

Impact to Condensed Consolidated Balance Sheet
	As of June 30, 2018
(Amounts in Thousands)	As Originally Reported	Adoption of New Revenue Standard	As Adjusted
Receivables, net of allowances	$60,984	$1,292	$62,276
Accrued Expenses	49,294	1,292	50,586
Performance Obligations
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring distinct goods or providing services to customers. Our revenue consists substantially of product sales, and is reported net of sales discounts, rebates, incentives, returns, and other allowances offered to customers. We recognize revenue when performance obligations under the terms of contracts with our customers are satisfied, which occurs when control passes to a customer to enable them to direct the use of and obtain benefit from a product. This typically occurs when a customer obtains legal title, obtains the risks and rewards of ownership, has received the goods according to the contractual shipping terms either at the shipping point or destination, and is obligated to pay for the product. Customary terms require payment within 30 days, and for certain customers, deposits may be required in advance of shipment.
We sell products both to independent dealers and directly to end customers. Sales to independent dealers typically include products only, as the independent dealer provides additional value-added services to end customers. Direct sales to end customers include products and may include related services such as installation and design services. These services are distinct from the delivered products within the context of the contract, and therefore revenue is recognized for products, installation, and design on a discrete basis. The performance of services may be outsourced to independent dealers or other third parties, but we typically retain the primary responsibility for performance of the services when selling directly to end customers. For services, revenue is recognized when the service is performed and we have an enforceable right to payment. Service revenue does not represent a significant portion of our total sales.
We provide an assurance-type warranty that guarantees our product complies with agreed-upon specifications. This warranty is not sold separately and does not convey any additional services to the customer; therefore, our warranty is not considered a separate performance obligation. We estimate the costs that may be incurred under warranties and record a liability at the time product revenue is recognized. See Note 8 - Commitments and Contingent Liabilities in the Notes to Condensed Consolidated Financial Statements for additional information on warranty obligations.
Disaggregation of Revenue
The following table provides information about revenue by vertical market:

	Three Months Ended
	September 30
(Amounts in Millions)	2018	2017
Commercial	$56.6	$52.3
Education	34.6	31.7
Finance	18.2	13.2
Government	17.1	27.5
Healthcare	24.4	20.4
Hospitality	43.2	30.3
Total Net Sales	$194.1	$175.4
We report revenue under a single aggregated reportable segment consisting of three operating segments which have similar products and services in nature, utilize similar production and distribution processes, and share similar long-term economic characteristics.

Contract Balances
We have contract assets reported as Receivables in the Condensed Consolidated Balance Sheets, which represent the amount of consideration to which we are entitled in exchange for the goods or services sold to our customers, net of allowances for doubtful accounts. Receivables are recorded when the right to consideration from the customer becomes unconditional, which is generally upon billing or upon satisfaction of a performance obligation, whichever is earlier. During the three months ended September 30, 2018 and 2017, impairment losses on doubtful accounts receivable, where collectability is not reasonably assured, were $0.5 million and $0.2 million, respectively.
We also receive deposits from certain customers before revenue is recognized, resulting in the recognition of a contract liability reported as Customer Deposits in the Condensed Consolidated Balance Sheets. Changes in the customer deposits during the three months ended September 30, 2018 are as follows:

(Amounts in Millions)	Customer Deposits
Balance as of June 30, 2018	$21.3
Increases due to deposits received, net of other adjustments	30.2
Revenue recognized	(26.0)
Balance as of September 30, 2018	$25.5
Customer deposits are typically utilized within a year of the receipt of the deposit. The amount of revenue recognized during the three months ended September 30, 2018 that was included in the June 30, 2018 customer deposit balance was $16.7 million. The amount of revenue recognized during the three months ended September 30, 2017 that was included in the June 30, 2017 customer deposit balance was $15.0 million.
Additionally, we have contract assets representing funds paid to certain independent dealers in exchange for their multi-year commitment to market and sell our product. These incremental costs of obtaining contracts are capitalized to the extent we expect to recover them, with $0.3 million reported in Prepaid Expenses and Other Current Assets and $0.3 million reported in Other Assets in the Condensed Consolidated Balance Sheets as of both September 30, 2018 and June 30, 2018. The capitalized costs are amortized over the term of the contract. Amortization expense recognized in Selling and Administrative Expenses was $0.1 million for both the three months ended September 30, 2018 and 2017.
Significant Judgments
We use significant judgment in estimating the reduction in net sales driven by customer rebate and incentive programs. Judgments primarily include an estimate of the most likely sales levels to be achieved and the corresponding rebate and incentive amounts expected to be earned by dealers and salespersons. In the three months ended September 30, 2018 and 2017, we had an immaterial amount of adjustments to estimates for cumulative growth rebates and incentives that related to the preceding fiscal years. We also use judgment in estimating a reserve for returns and allowances recorded at the time of the sale, resulting in a reduction of revenue, based on estimated product returns and price concessions.
Accounting Policies and Practical Expedients Elected
For shipping and handling activities, we are applying an accounting policy election which allows an entity to account for shipping and handling activities as fulfillment activities rather than a promised good or service when the activities are performed, even if those activities are performed after the control of the good has been transferred to the customer. Therefore, we expense shipping and handling costs at the time revenue is recognized. We classify shipping and handling expenses in Cost of Sales in the Condensed Consolidated Statements of Income.
We are also applying an accounting policy election which allows an entity to exclude from revenue any amounts collected from customers on behalf of third parties, such as sales taxes and other similar taxes we collect concurrent with revenue-producing activities. Therefore, we present revenue net of sales taxes and similar revenue-based taxes.
For incremental costs of obtaining a contract, we elected a practical expedient which permits an entity to recognize incremental costs to obtain a contract as an expense when incurred if the amortization period is less than one year. This election had an immaterial effect on our financial statements.
For significant financing components, we elected a practical expedient which allows an entity to recognize the promised amount of consideration without adjusting for the time value of money if the contract has a duration of one year or less, or if the reason the contract extended beyond one year is because the timing of delivery of the product is at the customer’s discretion. As our contracts typically are less than one year in length and do not have significant financing components, we have not presented revenue on a present value basis.
Note 5. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act reduced federal corporate income tax rates effective January 1, 2018 and changed numerous other provisions. Because Kimball International has a June 30 fiscal year-end, the lower corporate federal income tax rate was phased in, resulting in a blended U.S. federal statutory tax rate of 28.1% for our fiscal year ended June 30, 2018, and 21% for fiscal year 2019. Prior to the effective date of the Tax Act, the U.S. federal statutory tax rate was 35%.
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rate of 24.4% for the three months ended September 30, 2018 was lower than the effective tax rate of 33.4% for the three months ended September 30, 2017, primarily due to the benefits of the Tax Act. Our effective tax rate for the three months ended September 30, 2018 approximated the combined federal and state statutory tax rate, and our effective tax rate for the three months ended September 30, 2017 was lower than the combined federal and state statutory tax rate primarily due to excess tax benefits from stock award vesting.

Note 6. Inventories
Inventory components were as follows:

(Amounts in Thousands)	September 30, 2018	June 30, 2018
Finished products	$26,345	$23,756
Work-in-process	1,286	1,378
Raw materials	30,183	29,158
Total FIFO inventory	57,814	54,292
LIFO reserve, net	(15,689)	(14,783)
Total inventory	$42,125	$39,509
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three month periods ended September 30, 2018 and 2017 was immaterial.

Note 7. Accumulated Other Comprehensive Income
During the three months ended September 30, 2018 and 2017, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Derivative Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2018	$(31)	$1,854	$(7)	$1,816
Other comprehensive income (loss) before reclassifications	(19)	60	(7)	34
Reclassification to (earnings) loss	—	(74)	12	(62)
Net current-period other comprehensive income (loss)	(19)	(14)	5	(28)
Balance at September 30, 2018	$(50)	$1,840	$(2)	$1,788

Balance at June 30, 2017	$(21)	$1,136	$—	$1,115
Other comprehensive income (loss) before reclassifications	9	163	—	172
Reclassification to (earnings) loss	—	(41)	—	(41)
Net current-period other comprehensive income (loss)	9	122	—	131
Balance at September 30, 2017	$(12)	$1,258	$—	$1,246

The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30,
(Amounts in Thousands)	2018	2017
Derivative Gain (Loss) (1)	$(16)	$—	Non-operating income (expense), net
	4	—	Benefit (Provision) for Income Taxes
	$(12)	$—	Net Income

Postemployment Benefits amortization of actuarial gain (2)	$—	$44	Cost of Sales
	—	23	Selling and Administrative Expenses
	99	—	Non-operating income (expense), net
	(25)	(26)	Benefit (Provision) for Income Taxes
	74	41	Net Income

Total Reclassifications for the Period	$62	$41	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 12 - Derivative Instruments in the Notes to Condensed Consolidated Financial Statements for further information on derivative instruments.
(2) See Note 13 - Postemployment Benefits in the Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.

Note 8. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. As of September 30, 2018, we had a maximum financial exposure from unused standby letters of credit totaling $1.4 million.
We are periodically required to provide performance bonds in order to conduct business with certain customers. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. We are ultimately liable for claims that may occur against the performance bonds. We had a maximum financial exposure from one performance bond totaling $0.5 million as of September 30, 2018.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our condensed consolidated financial statements. Accordingly, no liability has been recorded as of September 30, 2018 with respect to the standby letters of credit or performance bond. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
We provide an assurance-type warranty that guarantees our product complies with agreed-upon specifications. This warranty is not sold separately and does not convey any additional services to the customer. We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known.

Changes in the product warranty accrual for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2018	2017
Product Warranty Liability at the beginning of the period	$2,294	$1,992
Additions to warranty accrual (including changes in estimates)	343	313
Settlements made (in cash or in kind)	(318)	(146)
Product Warranty Liability at the end of the period	$2,319	$2,159

Note 9. Earnings Per Share
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

	Three Months Ended
	September 30
(Amounts in Thousands, Except for Per Share Data)	2018	2017
Net Income	$10,876	$10,957

Average Shares Outstanding for Basic EPS Calculation	37,109	37,428
Dilutive Effect of Average Outstanding Compensation Awards	283	305
Average Shares Outstanding for Diluted EPS Calculation	37,392	37,733

Basic Earnings Per Share	$0.29	$0.29
Diluted Earnings Per Share	$0.29	$0.29

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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the three months ended September 30, 2018. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
We hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in equity securities without readily determinable fair value and $1.5 million in stock warrants. The investment in equity securities without readily determinable fair value is classified as a Level 3 financial asset, as explained in the Financial Instruments Not Carried At Fair Value section below. The investment in stock warrants is also classified as a Level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 11 - Investments in the Notes to Condensed Consolidated Financial Statements for further information regarding the investment in equity securities without readily determinable fair value, and Note 12 - Derivative Instruments in the Notes to Condensed Consolidated Financial Statements for further information regarding the investment in stock warrants. No purchases or sales of Level 3 assets occurred during the three months ended September 30, 2018.
Related to the prior year acquisition of D'style, we determine the fair value of our long-lived and intangible assets on a non-recurring basis in connection with our periodic evaluations of such assets for potential impairment and record impairment charges when such fair value estimates are lower than the carrying values of the assets. The fair value of the contingent earn-out liability as of June 30, 2018 of $1.1 million was reduced to $0.7 million as of September 30, 2018 due to payment of $0.4 million for the earn-out relating to fiscal year 2018. During the quarter ended September 30, 2018, there was no adjustment for the contingent earn-out liability that is based upon fiscal year 2019 D’style, Inc. operating income compared to a predetermined target for the fiscal year.

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

Recurring Fair Value Measurements:
As of September 30, 2018 and June 30, 2018, the fair values of financial assets that are measured at fair value on a recurring basis using the market approach are categorized as follows:

(Amounts in Thousands)	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$15,260	$—	$—	$15,260
Cash equivalents: Commercial paper	—	24,048	—	24,048
Available-for-sale securities: Secondary market certificates of deposit	—	12,599	—	12,599
Available-for-sale securities: Municipal bonds	—	11,313	—	11,313
Available-for-sale securities: U.S. Treasury and federal agencies	—	17,447	—	17,447
Trading Securities: Mutual funds in nonqualified SERP	12,500	—	—	12,500
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$27,760	$65,407	$1,500	$94,667
Liabilities
Derivatives: Foreign exchange contracts	$—	$3	$—	$3
Contingent earn-out liability	—	—	655	655
Total liabilities at fair value	$—	$3	$655	$658

(Amounts in Thousands)	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$24,407	$—	$—	$24,407
Cash equivalents: Commercial paper	—	25,918	—	25,918
Available-for-sale securities: Secondary market certificates of deposit	—	11,850	—	11,850
Available-for-sale securities: Municipal bonds	—	16,508	—	16,508
Available-for-sale securities: U.S. Treasury and federal agencies	—	6,249	—	6,249
Trading Securities: Mutual funds in nonqualified SERP	12,114	—	—	12,114
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$36,521	$60,525	$1,500	$98,546
Liabilities
Derivatives: Foreign exchange contracts	$—	$10	$—	$10
Contingent earn-out liability	—	—	1,056	1,056
Total liabilities at fair value	$—	$10	$1,056	$1,066
The nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, target date funds, a bond fund, and a money market fund. The SERP investment assets are offset by a SERP liability which represents our obligation to distribute SERP funds to participants. See Note 11 - Investments in the Notes to Condensed Consolidated Financial Statements for further information regarding the SERP.

Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include the following:

Financial Instrument	Level	Valuation Technique/Inputs Used
Notes receivable	2	Market - Price approximated based on the assumed collection of receivables in the normal course of business, taking into account the customer’s non-performance risk.
Equity securities without readily determinable fair value	3
Cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Impairment is assessed qualitatively.

On a periodic basis, but no less frequently than quarterly, the investment in equity securities without readily determinable fair value is qualitatively assessed for impairment when there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. If a significant adverse effect on the fair value of the investment were to occur and was deemed to be other-than-temporary, the fair value of the investment would be estimated, and the amount by which the carrying value of the investment exceeds its fair value would be recorded as an impairment loss. See Note 11 - Investments in the Notes to Condensed Consolidated Financial Statements for the carrying amount of this investment.
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

	September 30, 2018
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Within one year	$9,521	$10,404	$10,031
After one year through two years	3,078	909	7,416
Total Fair Value	$12,599	$11,313	$17,447
All investments are classified as available-for-sale securities which are recorded at fair value. See Note 10 - Fair Value in the Notes to Condensed Consolidated Financial Statements for more information on the fair value of available-for-sale securities. The amortized cost basis reflects the original purchase price, with discounts and premiums amortized over the life of the available-for-sale securities. Unrealized losses on available-for-sale securities are recognized in earnings when there is intent to sell or it is likely to be required to sell before recovery of the loss, or when the available-for-sale securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax-related effect as a component of Shareowners’ Equity.

	September 30, 2018
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$12,599	$11,338	$17,489
Unrealized holding gains	—	—	—
Unrealized holding losses	—	(25)	(42)
Fair Value	$12,599	$11,313	$17,447

	June 30, 2018
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$11,850	$16,532	$6,266
Unrealized holding gains	—	—	—
Unrealized holding losses	—	(24)	(17)
Fair Value	$11,850	$16,508	$6,249
An immaterial amount of investments were in a continuous unrealized loss position for greater than twelve months as of September 30, 2018. There were no realized gains or losses as a result of sales in the three months ended September 30, 2018 and September 30, 2017.
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains for the three months ended September 30, 2018 and 2017 were, in thousands, $344 and $299, respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	September 30, 2018	June 30, 2018
SERP investments - current asset	$3,402	$3,868
SERP investments - other long-term asset	9,098	8,246
Total SERP investments	$12,500	$12,114

SERP obligation - current liability	$3,402	$3,868
SERP obligation - other long-term liability	9,098	8,246
Total SERP obligation	$12,500	$12,114
Equity securities without readily determinable fair value:
We hold a total investment of $2.0 million in a privately-held company, including $0.5 million in equity securities without readily determinable fair value. The investment in equity securities without readily determinable fair value is included in the Other Assets line of the Condensed Consolidated Balance Sheets. See Note 10 - Fair Value in the Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities. We do not hold a majority voting interest and are not the variable interest primary beneficiary of the privately-held company, thus consolidation is not required.

Note 12. Derivative Instruments
Foreign Exchange Contracts:
We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business. As of September 30, 2018, we had outstanding foreign exchange contracts to hedge currencies against the U.S. dollar in the aggregate notional amount of $87 thousand. The notional amount is an indicator of the volume of derivative activities but is not an indicator of the potential gain or loss on the derivatives. The impact on earnings was immaterial for the quarter ended September 30, 2018.
Stock Warrants:
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Condensed Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended September 30, 2018, the change in fair value of the stock warrants was not significant. See Note 10 - Fair Value in the Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities. Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets are presented below.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	September 30 2018	June 30 2018	Balance Sheet Location	September 30 2018	June 30 2018
Derivatives designated as hedging instruments:
Foreign exchange contracts				Accrued expenses	$3	$10

Derivatives not designated as hedging instruments:
Stock warrants	Other Assets	$1,500	$1,500
Total derivatives		$1,500	$1,500		$3	$10

Note 13. Postemployment Benefits
Our domestic employees participate in severance plans which provide severance benefits to eligible employees meeting the plans’ qualifications, primarily for involuntary termination without cause.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2018	2017
Service cost	$127	$135
Interest cost	23	21
Amortization of actuarial income	(99)	(67)
Net periodic benefit cost	$51	$89
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.
During fiscal year 2019, we reported service cost in the Cost of Sales and Selling and Administrative Expenses lines of the Condensed Consolidated Statement of Income, interest cost in the Interest Expense line, and amortization of actuarial income in the Non-Operating income (expense), net line. During fiscal year 2018, all costs were recognized in the Cost of Sales and Selling and Administrative Expenses lines and were not segregated between the operating and non-operating sections of the Condensed Consolidated Statement of Income because the impact was immaterial.

Note 14. Stock Compensation
Stock-based compensation expense during the three months ended September 30, 2018 and 2017 was $1.9 million and $1.5 million, respectively. The total income tax benefit for stock compensation arrangements was $0.5 million during the three months ended September 30, 2018, and $1.3 million for the three months ended September 30, 2017. The first quarter of fiscal year 2019 had an immaterial amount of excess tax benefits from the vesting of stock awards, while the first quarter of fiscal year 2018 included $0.7 million of excess tax benefits from the vesting of stock awards.
During fiscal year 2019, the following stock compensation was awarded to officers and other key employees and to members of the Board of Directors who are not employees. All awards were granted under the 2017 Stock Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Type of Award	Quarter Awarded	Shares or Units	Grant Date Fair Value (5)
Annual Performance Shares (1)	1st Quarter	34,176	$16.12
Relative Total Shareholder Return Awards (2)	1st Quarter	9,703	$21.16
Restricted Stock Units (3)	1st Quarter	170,686	$15.99 - $16.39
Unrestricted Shares (4)	1st Quarter	12,318	$16.39
(1) Annual performance shares were awarded to officers and other key employees. The number of annual performance shares to be issued will be dependent upon the Company’s return on capital during fiscal year 2019, with a percentage payout ranging from 0% to 200% of the target number set forth above. The maximum number of shares that can be issued under these awards is 68,352. Annual performance shares vest on June 30, 2019.
(2) Performance units were awarded to key officers under the Company’s Relative Total Shareholder Return program. Vesting occurs at June 30, 2021. Participants will earn from 0% to 200% of the target award depending upon how the compound annual growth rate of Kimball International common stock ranks within the peer group at the end of the performance period. The maximum number of units that can be issued under these awards is 19,406.
(3) Restricted stock units were awarded to officers and key employees. Vesting occurs at June 30, 2019, June 30, 2020, and June 30, 2021. Upon vesting, the outstanding number of restricted stock units and the value of dividends accumulated over the vesting period are converted to shares of common stock.
(4) Unrestricted shares were awarded to non-employee members of the Board of Directors and key employees as consideration for service to Kimball International and do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
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
Note 15. Variable Interest Entities
Our involvement with variable interest entities (“VIEs”) is limited to situations in which we are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the VIE’s economic performance. Thus, consolidation is not required. Our involvement with VIEs consists of an investment in a privately-held company consisting of equity securities without readily determinable fair value and stock warrants, and notes receivable related to independent dealership financing.
The equity securities without readily determinable fair value and stock warrants were valued at $0.5 million and $1.5 million, respectively, at both September 30, 2018 and June 30, 2018 and were included in the Other Assets line of the Condensed Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 10 - Fair Value in the Notes to Condensed Consolidated Financial Statements.

The carrying value of the notes receivable for independent dealership financing were $0.7 million, net of a $0.1 million allowance, and $0.6 million, net of a $0.1 million allowance as of September 30, 2018 and June 30, 2018, respectively, and were included on the Receivables and Other Assets lines of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball International to the VIEs was limited to the items discussed above during the quarter ended September 30, 2018.
Note 16. Credit Quality and Allowance for Credit Losses of Notes Receivable
We monitor credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. As of September 30, 2018 and June 30, 2018, we had no material past due outstanding notes receivable.

	As of September 30, 2018			As of June 30, 2018
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Independent Dealership Financing	$822	$88	$734	$666	$50	$616
Other Notes Receivable	178	178	—	183	183	—
Total	$1,000	$266	$734	$849	$233	$616

Note 17. Subsequent Events
Acquisition:
On October 26, 2018, we acquired substantially all the assets and assumed certain specified limited liabilities of David Edward headquartered in Baltimore, Maryland. David Edward is a premier designer and manufacturer of contract furniture, sold in the healthcare, corporate, education, and premium hospitality markets. David Edward sells primarily in the North American and Middle Eastern markets. David Edward’s products are generally specified by architects and designers, represented through a network of independent representatives, and sold through authorized furniture dealerships. The David Edward product portfolio consists of classic and contemporary designs, focused primarily in the seating, tables, and ancillary furniture categories. In conjunction with the asset acquisition, we leased the two existing David Edward production facilities in Baltimore and Red Lion, Pennsylvania.
Resolution of GSA Matter:
On November 2, 2018, we received notification from the U.S. General Services Administration Office of Inspector General (“GSA OIG”) in response to our self-reporting in 2016 of subcontractor reporting noncompliance and inaccuracies. The GSA OIG Contractor Reporting Program reviewed the information we provided and has stated that, based on current information, it does not anticipate taking any further action on this matter at this time.
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
We closely monitor key indicators for the markets in which we compete. As reported by the Business and Institutional Furniture Manufacturer Association (“BIFMA”), the forecast by IHS as of August 2018 for the North American commercial furniture market, which they define as including office, education, and healthcare furniture products, projects a year-over-year increase of 2.5% for calendar year 2018 and 5.9% for calendar year 2019. The forecast for two of the leading indicators for the hospitality furniture market (August 2018 PwC Hospitality Directions U.S. report) includes a projected increase in RevPAR (Revenue Per Available Room) of 3.3% for calendar year 2018 and 2.6% for calendar year 2019, while occupancy which has been hovering at peak levels is forecasted to increase slightly more for calendar year 2018 and 2019.
Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
On October 23, 2018, the Board of Directors (“Board”) appointed Kristine L. Juster as the Chief Executive Officer of the Company effective November 1, 2018 to succeed Robert F. Schneider who retired as Chief Executive Officer and Chairman of the Board on October 31, 2018, as previously announced. Ms. Juster served as an independent member of the Board since April 2016 and was a member of the Audit Committee. Ms. Juster, age 55, served for over 20 years as a Global Executive at Newell Brands, Inc., a leading global consumer goods and commercial products company (“Newell”), until her retirement in April 2018. During her tenure at Newell, Ms. Juster served as President of the Global Writing Segment from May 2014 until her retirement in April 2018, as President of Newell’s Baby and Parent Segment from November 2011 to April 2014, and in other roles of increasing responsibility since joining Newell in 1995, including serving as President of Newell’s Home Décor Segment and President of Newell’s Culinary Lifestyles Segment. Throughout her career, Ms. Juster has driven significant growth for the businesses she has led through brand innovation, distribution channel expansion including e-commerce, and a global mindset. Ms. Juster has a proven track record of scaling growth strategies, while preserving the core values that are critical to the long-term sustainability of a business.

•
On November 6, 2017, we successfully completed the acquisition of certain assets of D’style, Inc. (“D’style”) and all of the capital stock of Diseños de Estilo S.A. de C.V., which have administrative and sales offices and warehousing in Chula Vista, California and a manufacturing location in Tijuana, Mexico. The acquisition expands our hospitality offerings beyond guest rooms to public spaces and provides new mixed material manufacturing capabilities. See Note 3 - Acquisition in the Notes to Condensed Consolidated Financial Statements for additional information.

•
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act reduced federal corporate income tax rates effective January 1, 2018 and changed numerous other provisions. Because Kimball International has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal tax rate of 28.1% for our fiscal year ending June 30, 2018. The statutory federal tax rate is 21% for our fiscal year 2019 and subsequent years. The changes included in the Tax Act are broad and complex. We expect the lower statutory tax rate to generate significantly lower tax expense, which will be partially offset by the loss of the deductibility of certain expenses.

•
The impact of higher commodity prices is expected to intensify as pricing pressure from our vendors increases, and we are also exposed to fluctuation in transportation costs which vary based upon freight carrier capacity and fuel prices. We utilize both steel and aluminum in our products, most of which is sourced domestically. The U.S. imposed tariffs of 25% on steel and 10% on aluminum imported from several countries effective June 2018. The government also recently expanded its list of products subject to tariffs to include furniture products, parts, and components at a 10% rate effective September 2018, and increasing to a 25% rate effective January 2019. The U.S. government continues to assess the ongoing need for tariffs, but if there are no further changes or exclusions from tariff regulations the landed cost of our products could increase materially, which would reduce our net income if we are unable to mitigate the additional cost. We are actively striving to offset increases in the cost of these materials through supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization, and price increases on our products. We are monitoring this situation, but because the scope and duration of these trade actions remains uncertain and continues to evolve, at this time we are uncertain of the potential impact that these tariffs may have on our future results of operations. Transportation costs are managed by optimizing logistics and supply chain planning, and increasing prices on our products. Our National brand recently announced a price increase which will be effective on November 1, 2018, while our Kimball brand implemented a price increase effective on July 2, 2018.

•
On November 2, 2018, we received notification from the U.S. General Services Administration Office of Inspector General (“GSA OIG”) in response to our self-reporting in 2016 of subcontractor reporting noncompliance and inaccuracies. The GSA OIG Contractor Reporting Program reviewed the information we provided and has stated that, based on current information, it does not anticipate taking any further action on this matter at this time.

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

•
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, was $112.6 million at September 30, 2018.

Financial Overview
Our fiscal year 2018 results have been recast to reflect the impact of the adoption of guidance on the recognition of revenue from contracts with customers using a full retrospective transition method.

	At or for the Three Months Ended
	September 30
(Amounts in Millions)	2018	2017	% Change
Net Sales	$194.1	$175.4	11%
Gross Profit	65.9	64.0	3%
Selling and Administrative Expenses	52.2	48.1	9%
Operating Income	13.7	16.0	(14%)
Operating Income %	7.1%	9.1%
Adjusted Operating Income *	$14.7	$16.0	(8%)
Adjusted Operating Income % *	7.6%	9.1%
Net Income	$10.9	$11.0	(1%)
Adjusted Net Income *	11.7	11.0	6%
Diluted Earnings Per Share	$0.29	$0.29
Adjusted Diluted Earnings Per Share *	$0.31	$0.29
Open Orders	$151.8	$123.5	23%
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements for fiscal year 2019. See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Vertical Market
	Three Months Ended
	September 30
(Amounts in Millions)	2018	2017	% Change
Commercial	$56.6	$52.3	8%
Education	34.6	31.7	9%
Finance	18.2	13.2	38%
Government	17.1	27.5	(38%)
Healthcare	24.4	20.4	20%
Hospitality	43.2	30.3	43%
Total Net Sales	$194.1	$175.4	11%
First quarter fiscal year 2019 consolidated net sales were $194.1 million compared to first quarter fiscal year 2018 net sales of $175.4 million, or an 11% increase including $4.7 million of net sales resulting from the D’style acquisition. The increase in organic sales was driven by volume and to a lesser extent by increased prices.
Key explanatory comments for our sales by vertical market for the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018 follow:

•	Increased hospitality vertical market sales were primarily driven by higher organic custom and non-custom sales while the acquisition of the D’style business also contributed to the sales increase.

•	Our sales to the finance vertical market increased as large financial institutions continue to update their office environments.

•	Sales to the healthcare vertical market increased as we have pursued opportunities in this marketplace by aligning our resources to focus on key targeted projects.

•
Our sales to the education vertical market increased as the timing of the normal education buying season was delayed as education institutions first focused on safety and security items thereby deferring sales into our first quarter.

•	Commercial vertical market sales increased as strategic relationships are developing.

•	Government vertical market sales declined primarily due to decreased federal government sales as we shipped fewer large projects in the current year.

•	Each of our vertical market sales levels can fluctuate depending on the mix of projects in a given period.
Open orders at September 30, 2018 increased 23%, or 17% on an organic basis, when compared to the open order level as of September 30, 2017 due to increases in both the office furniture order backlog and hospitality furniture order backlog. The hospitality furniture order backlog increase was primarily due to organic increases while the D’style order backlog contributed to a lesser extent. Open orders at a point in time may not be indicative of future sales trends.
In the first quarter of fiscal year 2019 we recorded net income of $10.9 million, or $0.29 diluted earnings per share, inclusive of after-tax CEO transition costs of $0.8 million, or $0.02 earnings per diluted share. In the first quarter of fiscal year 2018 we recorded net income of $11.0 million and diluted earnings per share of $0.29. Excluding the CEO transition costs, adjusted net income for the first three months of fiscal year 2019 was $11.7 million, or $0.31 per diluted share. See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.
Gross profit as a percent of net sales decreased 260 basis points in the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018. Increased product pricing, the leverage gained on higher sales volumes, and savings realized from our cost reduction initiatives were more than offset by a shift in sales mix to lower margin products, transportation and commodity cost increases, higher employee benefit expenses such as healthcare, and an increase in our LIFO inventory reserve.
Selling and administrative expenses in the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018 as a percent of net sales decreased 60 basis points due to the increased sales volumes, and increased 9% in absolute dollars. Contributing to the first quarter fiscal year 2019 increased selling and administrative expense was $1.1 million of CEO transition costs, the incremental selling and administrative expenses of the D’style operations, higher salary expense, and higher employee benefit expense such as healthcare, which were partially offset by an additional $0.7 million of gains on the sale of assets compared to the first quarter of fiscal year 2018. The additional gain resulted from a $1.1 million gain on the sale of Internet protocol addresses in the first quarter of fiscal year 2019 compared to a $0.4 million gain on the sale of land in the first quarter of fiscal year 2018. We recorded $0.4 million of acquisition costs and strategic growth investment in the first quarter of fiscal year 2019, which was similar to the $0.4 million of acquisition costs we incurred in the first quarter of fiscal year 2018.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2018	2017
Interest Income	$419	$234
Interest Expense	(50)	(31)
Gain on Supplemental Employee Retirement Plan Investments	371	351
Other	(44)	(65)
Other Income (Expense), net	$696	$489
Our first quarter of fiscal year 2019 results of operations included the impact of the enactment of the Tax Act, which was signed into law on December 22, 2017. The Tax Act reduced federal corporate income tax rates effective January 1, 2018 and changed numerous other provisions. Because Kimball International has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal tax rate of 28.1% for our fiscal year ended June 30, 2018, and 21% for our fiscal year 2019 and subsequent fiscal years. For our first quarter of fiscal year 2018, which was prior to the enactment of the Tax Act, the U.S. federal statutory tax rate was 35%. Our effective tax rate of 24.4% for the three months ended September 30, 2018 approximated the combined federal and state statutory tax rate, and our effective tax rate for the three months ended September 30, 2017, of 33.4% was lower than the combined federal and state statutory tax rate primarily due to excess tax benefits from stock award vesting.
Comparing the balance sheet as of September 30, 2018 to June 30, 2018, our accrued expenses line decreased as our total accrued cash incentive compensation related to our fiscal year 2018 performance was paid out.
Liquidity and Capital Resources
Our cash position, which is comprised of cash, cash equivalents, and short-term investments, decreased to $84.0 million at September 30, 2018 from $87.3 million at June 30, 2018, primarily due to capital expenditures of $4.7 million, and the return of capital to shareowners in the form of stock repurchases and dividends totaling $5.9 million, which more than offset $7.1 million of cash flows from operations during the first three months of fiscal year 2019.
Working capital at September 30, 2018 was $88.8 million compared to working capital of $85.1 million at June 30, 2018. The current ratio was 1.8 at September 30, 2018 and 1.7 at June 30, 2018.
Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, totaled $112.6 million at September 30, 2018. At September 30, 2018, we had $1.4 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. We had no credit facility borrowings outstanding as of September 30, 2018 or June 30, 2018.

Cash Flows
The following table reflects the major categories of cash flows for the first three months of fiscal years 2019 and 2018.

	Three Months Ended
	September 30
(Amounts in thousands)	2018	2017
Net cash provided by operating activities	$7,121	$7,025
Net cash (used for) provided by investing activities	$(10,381)	$727
Net cash used for financing activities	$(6,758)	$(6,405)
Cash Flows from Operating Activities
For the first three months of fiscal year 2019 net cash provided by operating activities was $7.1 million fueled by $10.9 million of net income while the first three months of fiscal year 2018 net cash provided by operating activities was $7.0 million inclusive of $11.0 million of net income. Changes in working capital balances used $6.4 million of cash in the first three months of fiscal year 2019 and used $6.6 million of cash in the first three months of fiscal year 2018.
The $6.4 million usage of cash from changes in working capital balances in the first three months of fiscal year 2019 included a reduction in our accrued expenses balance as our total accrued cash incentive compensation and the retirement profit sharing contribution which were both related to our fiscal year 2018 performance were paid out which was partially offset by an increase in customer deposits. The $6.6 million usage of cash from changes in working capital balances in the first three months of fiscal year 2018 was primarily due to a reduction in our accrued expenses balance as approximately half of our accrued cash incentive compensation and the retirement profit sharing contribution which were both related to our fiscal year 2017 performance were paid out during our first quarter of fiscal year 2018.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the three-month period ended September 30, 2018 was 28 days compared to 27 days for the three-month period ended September 30, 2017. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the three-month period ended September 30, 2018 was 41 days compared to 44 days for the three-month period ended September 30, 2017 as our inventory growth was minimized compared to the sales growth rate. We define PDSOH as the average of the monthly net inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During the first three months of fiscal year 2019, we invested $16.8 million in available-for-sale securities, and $10.0 million matured. During the first three months of fiscal year 2018, we invested $7.0 million in available-for-sale securities, and $9.0 million matured. Our short-term investments included municipal bonds, certificates of deposit purchased in the secondary market, and U.S. Treasury and federal agency securities. During the first three months of fiscal years 2019 and 2018, we received proceeds from the sale of assets net of selling expenses of $1.2 million and $5.4 million, respectively, the majority of which relates to the sale of Internet protocol addresses in fiscal year 2019 and the majority of which relates to the sale of our fleet of over-the-road tractors and trailers in fiscal year 2018. During the first three months of fiscal years 2019 and 2018, we reinvested $4.7 million and $6.6 million, respectively, into capital investments for the future. The capital investments in the current year were primarily for facility improvements such as renovations to our corporate headquarters and various manufacturing equipment upgrades to increase automation in production facilities which is expected to yield future benefits. The capital investments in the prior year were primarily for facility improvements such as renovations to our corporate headquarters and showrooms, and various manufacturing equipment upgrades.
Cash Flows from Financing Activities
We paid dividends of $2.6 million and $2.2 million in the three-month periods ended September 30, 2018 and September 30, 2017, respectively. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. During the first three months of fiscal years 2019 and 2018, we repurchased shares pursuant to a previously announced stock repurchase program which drove cash outflow of $3.3 million and $1.7 million, respectively.
Credit Facility
We maintain a $30 million credit facility with a maturity date of October 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55 million at our request, subject to the consent of the participating banks. At September 30, 2018, we had $1.4 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. At both September 30, 2018 and June 30, 2018, we had no borrowings outstanding.
The credit facility requires us to comply with certain debt covenants, the most significant of which are the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15,000,000 to (b) consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, and may not be greater than 3.0 to 1.0. The fixed charge coverage ratio is defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), determined as of the end of each of our fiscal quarters for the trailing four fiscal quarters then ending, and may not be less than 1.10 to 1.00. We were in compliance with all debt covenants of the credit facility during the three-month period ended September 30, 2018.
The table below compares the adjusted leverage ratio and fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	September 30, 2018	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.40)	3.00	3.40
Fixed Charge Coverage Ratio	125.98	1.10	124.88
Future Liquidity
We believe our principal sources of liquidity from available funds on hand and short-term investments, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to fund future dividends and meet our working capital and other operating needs for at least the next 12 months. During the first quarter of fiscal year 2019, our Board of Directors declared a quarterly dividend of $0.08 per share, to be paid during our second quarter of fiscal year 2019. We will continue to evaluate market conditions in determining future share repurchases. At September 30, 2018, one million shares remained available under the repurchase program. During fiscal year 2019 we expect to continue investments in capital expenditures, particularly for projects such as our headquarters renovation, showroom renovations, machinery and equipment upgrades and automation, and potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, the impact of changes in tariffs, lack of availability of raw material components in the supply chain, a decline in demand for our products, loss of key contract customers, including government subcontract customers, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.
Non-GAAP Financial Measures and Other Key Performance Measures
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the United States in the statements of income, statements of comprehensive income, balance sheets, or statements of cash flows of the company. The non-GAAP financial measures used within this MD&A include (1) adjusted operating income defined as operating income excluding CEO transition costs; (2) adjusted net income defined as net income excluding CEO transition costs; and (3) adjusted diluted earnings per share defined as diluted earnings per share excluding CEO transition costs. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the table below. Management believes it is useful for investors to understand how its core operations performed without expenses incurred for the CEO transition. Excluding these amounts allows investors to meaningfully trend, analyze, and benchmark the performance of our core operations. Many of our internal performance measures that management uses to make certain operating decisions exclude these expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators
(Amounts in Thousands, Except for Per Share Data)
	Three Months Ended
	September 30
	2018	2017
Operating Income	$13,694	$15,957
Pre-tax CEO Transition Costs	1,055	—
Adjusted Operating Income	$14,749	$15,957
Net Sales	$194,123	$175,360
Adjusted Operating Income %	7.6%	9.1%

Net Income	$10,876	$10,957
Pre-tax CEO Transition Costs	1,055	—
Tax on CEO Transition Costs	(271)	—
After-tax CEO Transition Costs	784	—
Adjusted Net Income	$11,660	$10,957

Diluted Earnings Per Share	$0.29	$0.29
After-tax CEO Transition Costs	0.02	0.00
Adjusted Diluted Earnings Per Share	$0.31	$0.29
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

Fair Value
Financial assets classified as level 1 assets were valued using readily available market pricing. For commercial paper and available-for-sale securities classified as level 2 assets, the fair values are determined based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information. We evaluated the inputs used to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. The investment in stock warrants and equity securities without readily determinable fair value of a privately-held company are classified as level 3 financial assets. The stock warrants are accounted for as a derivative instrument valued on a recurring basis considering the pricing of recent purchases or sales of the investment as well as positive and negative qualitative evidence, while the equity securities without readily determinable fair value are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Our foreign currency derivatives, which were classified as level 2 liabilities, were valued using observable market inputs such as forward interest rate yield curves, current spot rates, and time value calculations. To verify the reasonableness of the determined fair values, these derivative fair values were compared to fair values calculated by the counterparty banks. Our own credit risk and counterparty credit risk had an immaterial impact on the valuation of the foreign currency derivatives. The contingent earn-out liability is classified as a Level 3 financial liability and is valued based on a valuation model that measures the present value of the probable cash payments based upon the forecasted operating performance of the acquisition and a discount rate that captures the risk associated with the liability.
See Note 10 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations
There have been no material changes outside the ordinary course of business to our summary of contractual obligations under the caption, “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are limited to standby letters of credit, a performance bond, and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 8 - Commitments and Contingent Liabilities in the Notes to Condensed Consolidated Financial Statements for more information on the standby letters of credit and the performance bond. We do not have material exposures to trading activities of non-exchange traded contracts.
The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. During the first three months of fiscal year 2019, there were no material changes in the accounting policies and assumptions previously disclosed other than our Revenue Recognition policy which is described below.
Revenue recognition - Effective at the beginning of fiscal year 2019, we adopted guidance on the recognition of revenue from contracts with customers, using a full retrospective method. Under the new guidance, revenue is measured as the amount of consideration we expect to receive in exchange for transferring distinct goods or providing services to customers. Our revenue consists substantially of product sales, and is reported net of sales discounts, rebates, incentives, returns, and other allowances offered to customers. We recognize revenue when performance obligations under the terms of contracts with our customers are satisfied, which occurs when control passes to a customer to enable them to direct the use of and obtain benefit from the product. This typically occurs when a customer obtains legal title, obtains the risks and rewards of ownership, has received the goods according to the contractual shipping terms either at the shipping point or destination, and is obligated to pay for the product. Shipping and handling activities are recognized as fulfillment activities and are expensed at the time revenue is recognized. We recognize sales net of applicable sales taxes and similar revenue-based taxes.
We use judgment in estimating the reduction in net sales driven by customer rebate and incentive programs. Judgments primarily include expected sales levels to be achieved and the corresponding rebate and incentive amounts expected to be earned by dealers and salespersons.
We also use judgment in estimating a reserve for returns and allowances which is recorded at the time of the sale, based on estimated product returns and price concessions. The reserve for returns and allowances is recorded in Accrued Expenses on the Condensed Consolidated Balance Sheets, and the expense is recorded as a reduction of Net Sales in the Condensed Consolidated Statements of Income.
We perform ongoing credit evaluations of our customers and impair receivable balances by recording specific allowances for bad debts based on judgment using factors such as current trends, the length of time the receivables are past due, and historical collection experience. The allowance for accounts receivable balances that are determined likely to be uncollectible are a reduction in the Receivables line of the Condensed Consolidated Balance Sheets, and the expense is recorded in Selling and Administrative Expenses in the Condensed Consolidated Statements of Income.

New Accounting Standards
See Note 2 - Recent Accounting Pronouncements and Supplemental Information in the Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, adverse changes in the global economic conditions, the impact of changes in tariffs, increased global competition, significant reduction in customer order patterns, loss of key suppliers, loss of or significant volume reductions from key contract customers, financial stability of key customers and suppliers, relationships with strategic customers and product distributors, availability or cost of raw materials and components, changes in the regulatory environment, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball International are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk with respect to commodity price fluctuations for components used in the manufacture of our products, primarily related to wood and wood-related components, steel, aluminum, and plastics. These components are impacted by global pricing pressures and general economic conditions. The U.S. imposed tariffs of 25% on steel and 10% on aluminum imported from several countries effective June 2018. The government also recently expanded its list of products subject to tariffs to include furniture products, parts, and components at a 10% rate effective September 2018, and increasing to a 25% rate effective January 2019. The U.S. government continues to assess the ongoing need for tariffs, but if there are no further changes or exclusions from tariff regulations the landed cost of our products could increase materially, which would reduce our net income if we are unable to mitigate the additional cost. We are actively striving to offset increases in the cost of these materials through supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization, and price increases on our products. We are monitoring this situation, but because the scope and duration of these trade actions remains uncertain and continues to evolve, at this time we are uncertain of the potential impact that these tariffs may have on our future results of operations. We are also exposed to fluctuation in transportation costs which vary based upon freight carrier capacity and fuel prices. Transportation costs are managed by optimizing logistics and supply chain planning, and increasing prices on our products.
There have been no material changes to other market risks, including interest rate and foreign exchange rate risks, from the information disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
We adopted new accounting guidance on the recognition of revenue from contracts with customers at the beginning of fiscal year 2019. As a result, we implemented changes required by the new standard, including accounting policies, internal controls over financial reporting, and disclosure controls, and we implemented new processes and procedures and Enterprise Resource Planning system changes to provide the information required by the new guidance.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. At September 30, 2018, approximately one million shares remained available under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1-July 31, 2018)	81,323	$15.97	81,323	1,140,383
Month #2 (August 1-August 31, 2018)	—	$—	—	1,140,383
Month #3 (September 1-September 30, 2018)	114,572	$17.46	114,572	1,025,811
Total	195,895	$16.84	195,895
Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q filed November 2, 2017)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K filed October 30, 2018)

10(a)*	Offer Letter between the Company and Ms. Juster effective November 1, 2018

10(b)*
Form of Annual Performance Share Award Agreement between the Company and Ms. Juster awarded on November 1, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 25, 2018)

10(c)*
Form of Restricted Stock Unit Award Agreement between the Company and Ms. Juster awarded on November 1, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 25, 2018)

10(d)*	Form of Performance Unit Award Agreement between the Company and Ms. Juster awarded on November 1, 2018 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 25, 2018)

10(e)*
Executive Employment Agreement, executed on October 24, 2018 and effective as of November 1, 2018, by and between the Company and Ms. Juster (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed October 25, 2018)

10(f)*	2016 Annual Cash Incentive Plan, as amended October 23, 2018 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed October 25, 2018)

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*Constitutes management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ KRISTINE L. JUSTER
Kristine L. Juster Chief Executive Officer
November 6, 2018

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder Vice President, Chief Financial Officer
November 6, 2018