Form 10-Q
period 2018-12-31
KIMBALL INTERNATIONAL INC
filed 2019-02-05
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of January 23, 2019 was:
Class A Common Stock - 257,079 shares
Class B Common Stock - 36,454,633 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	December 31, 2018	June 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$38,993	$52,663
Short-term investments	42,076	34,607
Receivables, net of allowances of $1,362 and $1,317, respectively	64,085	62,276
Inventories	48,994	39,509
Prepaid expenses and other current assets	15,331	18,523
Assets held for sale	281	281
Total current assets	209,760	207,859
Property and Equipment, net of accumulated depreciation of $181,743 and $180,059, respectively	88,433	84,487
Goodwill	11,161	8,824
Other Intangible Assets, net of accumulated amortization of $37,688 and $36,757, respectively	12,022	12,607
Deferred Tax Assets	6,828	4,916
Other Assets	12,090	12,767
Total Assets	$340,294	$331,460

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$25	$23
Accounts payable	52,236	48,214
Customer deposits	26,849	21,253
Dividends payable	3,044	2,662
Accrued expenses	42,491	50,586
Total current liabilities	124,645	122,738
Other Liabilities:
Long-term debt, less current maturities	136	161
Other	14,642	15,537
Total other liabilities	14,778	15,698
Shareowners’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 257,000 and 264,000, respectively	13	13
Class B - Shares authorized: 100,000,000 Shares issued: 42,768,000 and 42,761,000, respectively	2,138	2,138
Additional paid-in capital	2,607	1,881
Retained earnings	264,267	249,945
Accumulated other comprehensive income	1,861	1,816
Less: Treasury stock, at cost, 6,324,000 shares and 5,901,000 shares, respectively	(70,015)	(62,769)
Total Shareowners’ Equity	200,871	193,024
Total Liabilities and Shareowners’ Equity	$340,294	$331,460
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31		December 31
	2018	2017	2018	2017
Net Sales	$201,008	$178,614	$395,131	$353,974
Cost of Sales	136,019	121,194	264,269	232,547
Gross Profit	64,989	57,420	130,862	121,427
Selling and Administrative Expenses	51,491	45,415	103,670	93,465
Operating Income	13,498	12,005	27,192	27,962
Other Income (Expense):
Interest income	428	234	847	468
Interest expense	(56)	(74)	(106)	(105)
Non-operating income (expense), net	(1,226)	263	(899)	549
Other income (expense), net	(854)	423	(158)	912
Income Before Taxes on Income	12,644	12,428	27,034	28,874
Provision for Income Taxes	3,239	5,050	6,753	10,539
Net Income	$9,405	$7,378	$20,281	$18,335

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.26	$0.20	$0.55	$0.49
Diluted Earnings Per Share	$0.25	$0.20	$0.54	$0.49

Dividends Per Share of Common Stock	$0.08	$0.07	$0.16	$0.14

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	36,793	37,476	36,951	37,452
Average Number of Shares Outstanding - Diluted	37,088	37,736	37,347	37,775
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	(Unaudited)			(Unaudited)
	Three Months Ended			Three Months Ended
	December 31, 2018			December 31, 2017
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$9,405			$7,378
Other comprehensive income (loss):
Available-for-sale securities	$41	$(11)	$30	$(44)	$17	$(27)
Postemployment severance actuarial change	158	(41)	117	239	(84)	155
Derivative gain (loss)	(2)	—	(2)	—	—	—
Reclassification to (earnings) loss:
Available-for-sale securities	—	—	—	3	(1)	2
Amortization of actuarial change	(103)	27	(76)	(66)	17	(49)
Derivatives	5	(1)	4	—	—	—
Other comprehensive income (loss)	$99	$(26)	$73	$132	$(51)	$81
Total comprehensive income			$9,478			$7,459

	(Unaudited)			(Unaudited)
	Six Months Ended			Six Months Ended
	December 31, 2018			December 31, 2017
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$20,281			$18,335
Other comprehensive income (loss):
Available-for-sale securities	$15	$(4)	$11	$(30)	$12	$(18)
Postemployment severance actuarial change	238	(61)	177	506	(188)	318
Derivative gain (loss)	(11)	2	(9)	—	—	—
Reclassification to (earnings) loss:
Available-for-sale securities	—	—	—	3	(1)	2
Amortization of actuarial change	(202)	52	(150)	(133)	43	(90)
Derivatives	21	(5)	16	—	—	—
Other comprehensive income (loss)	$61	$(16)	$45	$346	$(134)	$212
Total comprehensive income			$20,326			$18,547
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Six Months Ended
	December 31
	2018	2017
Cash Flows From Operating Activities:
Net income	$20,281	$18,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,320	7,542
Gain on sales of assets	(1,164)	(2,153)
Deferred income tax and other deferred charges	(1,907)	5,369
Stock-based compensation	3,628	2,511
Other, net	(1,166)	729
Change in operating assets and liabilities:
Receivables	(1,486)	2,203
Inventories	(6,745)	656
Prepaid expenses and other current assets	2,795	(8,892)
Accounts payable	3,292	(1,938)
Customer deposits	5,596	4,529
Accrued expenses	(7,536)	(13,509)
Net cash provided by operating activities	23,908	15,382
Cash Flows From Investing Activities:
Capital expenditures	(10,346)	(11,722)
Proceeds from sales of assets	1,269	5,630
Cash paid for acquisitions	(4,850)	(17,800)
Purchases of capitalized software	(374)	(423)
Purchases of available-for-sale securities	(26,196)	(18,902)
Maturities of available-for-sale securities	18,618	16,477
Other, net	30	(133)
Net cash used for investing activities	(21,849)	(26,873)
Cash Flows From Financing Activities:
Net change in capital leases and long-term debt	(23)	(26)
Dividends paid to shareowners	(5,562)	(4,857)
Repurchases of Common Stock	(9,130)	(1,781)
Repurchase of employee shares for tax withholding	(1,035)	(2,426)
Net cash used for financing activities	(15,750)	(9,090)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash (1)	(13,691)	(20,581)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	53,321	63,088
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$39,630	$42,507
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$2,641	$13,139
Interest expense	$69	$105

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

(Amounts in Thousands)	December 31, 2018	June 30, 2018	December 31, 2017	June 30, 2017
Cash and Cash Equivalents	$38,993	$52,663	$41,852	$62,882
Restricted cash included in Other Assets	637	658	655	206
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$39,630	$53,321	$42,507	$63,088
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareowners’ Equity
Three months ended December 31, 2018 (Unaudited)	Class A	Class B
Amounts at September 30, 2018	$13	$2,138	$1,431	$257,825	$1,788	$(64,511)	$198,684
Net income				9,405			9,405
Other comprehensive income (loss)					73		73
Issuance of non-restricted stock (9,000 shares)			(125)			125	—
Conversion of Class A to Class B common stock (7,000 shares)	—	—					—
Compensation expense related to stock incentive plans			1,683				1,683
Restricted share units issuance (15,000 shares)			(382)			201	(181)
Repurchase of Common Stock (371,000 shares)						(5,830)	(5,830)
Dividends declared ($0.08 per share)				(2,963)			(2,963)
Amounts at December 31, 2018	$13	$2,138	$2,607	$264,267	$1,861	$(70,015)	$200,871

Three months ended December 31, 2017 (Unaudited)
Amounts at September 30, 2017	$14	$2,137	$712	$234,616	$1,246	$(56,710)	$182,015
Net income				7,378			7,378
Other comprehensive income (loss)					81		81
Issuance of non-restricted stock (9,000 shares)			(121)			120	(1)
Conversion of Class A to Class B common stock (1,000 shares)	—	—					—
Compensation expense related to stock incentive plans			975				975
Performance share issuance				1			1
Repurchase of Common Stock (2,000 shares)						(35)	(35)
Dividends declared ($0.07 per share)				(2,641)			(2,641)
Amounts at December 31, 2017	$14	$2,137	$1,566	$239,354	$1,327	$(56,625)	$187,773

Six months ended December 31, 2018 (Unaudited)
Amounts at June 30, 2018	$13	$2,138	$1,881	$249,945	$1,816	$(62,769)	$193,024
Net income				20,281			20,281
Other comprehensive income (loss)					45		45
Issuance of non-restricted stock (21,000 shares)			(288)			276	(12)
Conversion of Class A to Class B common stock (7,000 shares)	—	—					—
Compensation expense related to stock incentive plans			3,628				3,628
Performance share issuance (81,000 shares)			(1,709)			1,057	(652)
Restricted share units issuance (15,000 shares)			(382)			201	(181)
Relative total shareholder return performance units issuance (27,000 shares)			(523)			350	(173)
Repurchase of Common Stock (567,000 shares)						(9,130)	(9,130)
Dividends declared ($0.16 per share)				(5,959)			(5,959)
Amounts at December 31, 2018	$13	$2,138	$2,607	$264,267	$1,861	$(70,015)	$200,871

Six months ended December 31, 2017 (Unaudited)
Amounts at June 30, 2017	$14	$2,137	$2,971	$230,763	$1,115	$(60,796)	$176,204
Net income				18,335			18,335
Other comprehensive income (loss)					212		212
Issuance of non-restricted stock (19,000 shares)			(372)			373	1
Conversion of Class A to Class B common stock (1,000 shares)	—	—					—
Compensation expense related to stock incentive plans			2,511				2,511
Performance share issuance (226,000 shares)			(2,261)	(4,462)		4,622	(2,101)
Relative total shareholder return performance units issuance (38,000 shares)			(1,283)			957	(326)
Repurchase of Common Stock (107,000 shares)						(1,781)	(1,781)
Dividends declared ($0.14 per share)				(5,282)			(5,282)
Amounts at December 31, 2017	$14	$2,137	$1,566	$239,354	$1,327	$(56,625)	$187,773
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
In June 2018, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the accounting for and to reduce the cost and complexity of share-based payments to nonemployees for goods and services. The guidance is effective for our first quarter of fiscal year 2020 with early adoption permitted, but it may not be adopted earlier than our adoption of the new revenue standard. We early adopted the guidance in our first quarter of fiscal year 2019 in advance of the October 2018 retirement of our Chief Executive Officer and Chairman of the Board of Directors, who will have stock compensation awards vesting after his retirement. The adoption did not have a material effect on our condensed consolidated financial statements.
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
In March 2017, the FASB issued guidance that requires employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic benefit cost in operating expenses, which will impact the presentation of our postemployment benefit plan. Employers are required to present all other components of Net periodic benefit cost separate from the service costs and disclose the line item in which the components of Net periodic benefit cost other than the service cost are included. Due to the immaterial amounts in prior periods we did not apply the rule retrospectively. The guidance was adopted during our first quarter of fiscal year 2019 and did not have a material effect on our condensed consolidated financial statements.
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

In March 2017, the FASB issued guidance that will shorten the amortization period for certain callable debt securities held at a premium to the earliest call date. This guidance does not require an accounting change for securities held at a discount. This guidance is to be applied on a modified retrospective basis, with a cumulative-effect adjustment recorded directly to retained earnings as of the beginning of the period of adoption. The guidance is effective for our first quarter of fiscal year 2020 with early adoption permitted. We have not yet determined the effect of this guidance on our condensed consolidated financial statements.
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
In February 2016, the FASB issued guidance that revises the accounting for leases. The guidance is intended to improve financial reporting of leasing transactions by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Leases will continue to be classified as either operating or finance leases, with the classification affecting the pattern of expense recognition in the statement of income. The guidance will also require additional disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued additional guidance for land easements which permits entities to forgo the evaluation of existing land easement arrangements to determine if they contain a lease. New land easement arrangements, or modifications to existing arrangements, after the adoption of the lease standard will be evaluated to determine if they meet the definition of a lease. In July 2018, the FASB amended the new standard to clarify certain aspects of the guidance, and they also issued another new standard in July 2018 that allows the option to apply the transition provisions at the adoption date instead of at the earliest comparative period in the condensed consolidated financial statements. The guidance is effective for our first quarter of fiscal year 2020 with early adoption permitted. We have assessed our portfolio of leases and compiled a central repository of active leases. We are also evaluating key policy elections under the standard which we will use to develop an internal policy to address the new standard requirements. While we continue to assess the impact on our accounting policies, internal control processes, and related disclosures required under the new guidance, we will be required to record a right-of-use asset and a lease liability for all leases with a lease term of greater than twelve months. We do not expect this standard to materially affect our consolidated net income. These conclusions could change as we continue to evaluate the new standard or if our lease portfolio changes. We anticipate electing certain of the available practical expedients, including the transition option, upon adoption on July 1, 2019.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Goodwill is assigned to and the fair value is tested at the reporting unit level. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test which compares the carrying value of the reporting unit to the reporting unit’s fair value to identify impairment. Under the quantitative assessment, if the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. During the quarter ended December 31, 2018, we assessed goodwill for impairment, and no goodwill impairment was recognized.
During fiscal year 2019, we recorded $2.1 million in goodwill from the acquisition of David Edward. During fiscal year 2018, we recorded $8.8 million and $10.7 million, respectively, in goodwill and other intangible assets from the acquisition of D’style, Inc. We recorded an additional $0.2 million of goodwill during fiscal year 2019 as a result of a working capital adjustment related to the acquisition of D’style. See Note 3 - Acquisition in the Notes to Condensed Consolidated Financial Statements for more information on this acquisition.

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

	December 31, 2018			June 30, 2018
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$38,828	$36,360	$2,468	$38,482	$35,922	$2,560
Product Rights	162	162	—	162	162	—
Customer Relationships	7,050	726	6,324	7,050	422	6,628
Trade Names	3,570	417	3,153	3,570	238	3,332
Non-Compete Agreements	100	23	77	100	13	87
Other Intangible Assets	$49,710	$37,688	$12,022	$49,364	$36,757	$12,607
Amortization expense related to intangible assets was, in thousands, $484 and $959 during the quarter and year-to-date period ended December 31, 2018, and was, in thousands, $451 and $746 during the quarter and year-to-date period ended December 31, 2017. Amortization expense in future periods is expected to be, in thousands, $981 for the remainder of fiscal year 2019, and $2,047, $1,664, $1,295, and $1,052 in the four years ending June 30, 2023, and $4,983 thereafter. The estimated useful life of capitalized software ranges from 3 to 10 years. The amortization period for customer relationship intangible assets is 20 years. The estimated useful life of trade names is 10 years. The estimated useful life of non-compete agreements is 5 years.
Capitalized software is stated at cost less accumulated amortization and is amortized using the straight-line method. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion, and business process re-engineering costs are expensed in the period in which they are incurred.
Trade names and non-compete agreements are amortized on a straight-line basis over their estimated useful lives. Capitalized customer relationships are amortized based on estimated attrition rates of customers. We have no intangible assets with indefinite useful lives which are not subject to amortization.
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
Non-operating Income (Expense), net:
The non-operating income (expense), net line item includes the impact of such items as fair value adjustments on Supplemental Employee Retirement Plan (“SERP”) investments, amortization of actuarial income, foreign currency rate movements, investment gain or loss, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain or loss on SERP investments is offset by a change in the SERP liability that is recognized in selling and administrative expenses.

Components of the Non-operating income (expense), net line, were:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2018	2017	2018	2017
Gain (Loss) on SERP Investments	$(1,097)	$413	$(726)	$764
Other	(129)	(150)	(173)	(215)
Non-operating income (expense), net	$(1,226)	$263	$(899)	$549

Note 3. Acquisition
David Edward
On October 26, 2018, we acquired substantially all the assets and assumed certain specified limited liabilities of David Edward headquartered in Baltimore, Maryland. David Edward is a premier designer and manufacturer of contract furniture, sold in the healthcare, corporate, education, and premium hospitality markets. David Edward sells primarily in the North American and Middle Eastern markets. David Edward’s products are generally specified by architects and designers, represented through a network of independent representatives, and sold through authorized furniture dealerships. The David Edward product portfolio consists of classic and contemporary designs, focused primarily in the seating, tables, and ancillary furniture categories. In conjunction with the asset acquisition, we leased the two existing David Edward production facilities in Baltimore, Maryland and Red Lion, Pennsylvania. The acquisition purchase price totaled $4.9 million. The purchase price is subject to certain post-closing working capital adjustments.
A summary of the preliminary purchase price allocation is as follows:

Purchase Price Allocation
(Amounts in Thousands)
Assets:
Receivables	$359
Inventories	2,740
Prepaid expenses and other current assets	284
Net property and equipment	796
Goodwill	2,111
$6,290
Liabilities:
Accounts payable	$1,321
Accrued expenses	119
$1,440
$4,850
The operating results of this acquisition are included in our condensed consolidated financial statements beginning on October 26, 2018. For both the quarter and year-to-date periods ended December 31, 2018, net sales and net loss related to David Edward were $2.6 million and $0.4 million, respectively. Direct costs of the acquisition during the quarter and year-to-date periods ended December 31, 2018, of approximately $0.3 million and $0.5 million, respectively, were expensed as incurred and were included on the Selling and Administrative Expenses line of our Condensed Consolidated Statements of Income.

Goodwill is primarily attributable to the anticipated revenue and supply chain synergies expected from the operations of the combined company. For tax purposes, goodwill is tax deductible over 15 years. See Note 2 - Recent Accounting Pronouncements and Supplemental Information in the Notes to Condensed Consolidated Financial Statements for more information on goodwill. The following summarizes our goodwill activity:

Goodwill related to David Edward Acquisition
(Amounts in Thousands)
Goodwill - June 30, 2018	$—
Goodwill - at acquisition date	1,960
Adjustments to purchase price allocation	151
Goodwill - December 31, 2018	$2,111
The purchase price allocation is provisional pending final valuations and purchase accounting adjustments, which were not final as of December 31, 2018. We utilized management estimates to assist in the valuation process.
D’style
On November 6, 2017, we acquired certain assets of D’style, Inc. (“D’style”) and all of the capital stock of Diseños de Estilo S.A. de C.V. headquartered in Tijuana, Mexico, a member of the D’style group which manufactures exclusively for D’style, strengthening our North American manufacturing footprint. The purchase price allocation was adjusted during the second quarter of fiscal year 2019 and included an increase of $0.2 million in goodwill and a decrease of $0.2 million in receivables and is final as of December 31, 2018. The portion of the earn-out related to fiscal year 2018 performance totaling $0.4 million was paid during our quarter ended September 30, 2018 which reduced the fair value earn-out liability from $1.1 million as of June 30, 2018 to $0.7 million as of September 30, 2018. During the quarter ended December 31, 2018, the fair value of the contingent earn-out liability was adjusted to $0.4 million relating to an adjustment of the contingent earn-out liability that is based upon fiscal year 2019 D’style, Inc. operating income compared to a predetermined target.
Note 4. Revenue
At the beginning of fiscal year 2019, we adopted new accounting guidance on the recognition of revenue from contracts with customers using the full retrospective approach and adjusted fiscal year 2018 to provide comparable financial reporting for all reported fiscal years. The primary impact of the new revenue standard was a reclassification of certain items on the statement of income. For contracts involving products that are sold directly to end customers, fees paid to dealer agents for facilitating the sale and performing certain services are recognized as either cost of sales or selling expense rather than being netted against revenue. In addition, any commissions or fees paid to third-party purchasing organizations are recognized as a selling expense rather than being netted against revenue. The result of these changes was increases in net sales, cost of sales, and selling expenses. On a net basis these changes had no impact to operating income dollars but did reduce operating income as a percent of net sales. The new standard also required several less significant changes including classifying the reserve for returns and allowance as a liability rather than a contra-receivable, recognizing a recovery asset for potential product returns, and capitalizing costs to obtain sales contracts. There was no cumulative effect of adopting the standard at the date of initial application in retained earnings.

The following tables present the effects of the adoption of the new standard on prior period financial statements:

Impact to Condensed Consolidated Statements of Income
	Three Months Ended December 31, 2017
(Amounts in Thousands)	As Originally Reported	Adoption of New Revenue Standard	As Adjusted
Net Sales	$173,674	$4,940	$178,614
Cost of Sales	119,738	1,456	121,194
Gross Profit	53,936	3,484	57,420
Selling and Administrative Expenses	41,931	3,484	45,415
Operating Income	12,005	—	12,005
Operating Income as of Percent of Net Sales	6.9%		6.7%

	Six Months Ended December 31, 2017
(Amounts in Thousands)	As Originally Reported	Adoption of New Revenue Standard	As Adjusted
Net Sales	$343,191	$10,783	$353,974
Cost of Sales	229,666	2,881	232,547
Gross Profit	113,525	7,902	121,427
Selling and Administrative Expenses	85,563	7,902	93,465
Operating Income	27,962	—	27,962
Operating Income as of Percent of Net Sales	8.1%		7.9%

Impact to Condensed Consolidated Balance Sheet
	As of June 30, 2018
(Amounts in Thousands)	As Originally Reported	Adoption of New Revenue Standard	As Adjusted
Receivables, net of allowances	$60,984	$1,292	$62,276
Accrued Expenses	49,294	1,292	50,586
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
Disaggregation of Revenue
The following table provides information about revenue by vertical market:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Millions)	2018	2017	2018	2017
Commercial	$63.6	$49.3	$120.2	$101.6
Education	18.1	17.4	52.7	49.1
Finance	18.1	17.9	36.3	31.1
Government	18.8	23.8	35.9	51.3
Healthcare	28.5	23.8	52.9	44.2
Hospitality	53.9	46.4	97.1	76.7
Total Net Sales	$201.0	$178.6	$395.1	$354.0
We report revenue under a single aggregated reportable segment consisting of three operating segments which have similar products and services in nature, utilize similar production and distribution processes, and share similar long-term economic characteristics.
Contract Balances
Receivables in the Condensed Consolidated Balance Sheets represent the amount of consideration to which we are entitled in exchange for the goods or services sold to our customers, net of allowances for doubtful accounts. Receivables are recorded when the right to consideration from the customer becomes unconditional, which is generally upon billing or upon satisfaction of a performance obligation, whichever is earlier. During the three and six months ended December 31, 2018, impairment losses on doubtful accounts receivable were $0.0 million and $0.5 million, respectively. During the three and six months ended December 31, 2017, impairment losses (income) on doubtful accounts receivable were $(0.2) million and $0.0 million, respectively.
We also receive deposits from certain customers before revenue is recognized, resulting in the recognition of a contract liability reported as Customer Deposits in the Condensed Consolidated Balance Sheets. Changes in the customer deposits during the six months ended December 31, 2018 are as follows:

(Amounts in Millions)	Customer Deposits
Balance as of June 30, 2018	$21.3
Increases due to deposits received, net of other adjustments	62.5
Revenue recognized	(57.0)
Balance as of December 31, 2018	$26.8
Customer deposits are typically utilized within a year of the receipt of the deposit. The amount of revenue recognized during the three and six months ended December 31, 2018 that was included in the June 30, 2018 customer deposit balance was $4.2 million and $20.9 million, respectively. The amount of revenue recognized during the three and six months ended December 31, 2017 that was included in the June 30, 2017 customer deposit balance was $4.2 million and $19.2 million, respectively.
Additionally, funds paid to certain independent dealers in exchange for their multi-year commitment to market and sell our product represent costs of obtaining contracts. These incremental costs of obtaining contracts are capitalized to the extent we expect to recover them, with $0.3 million reported in Prepaid Expenses and Other Current Assets and $0.3 million reported in Other Assets in the Condensed Consolidated Balance Sheets as of both December 31, 2018 and June 30, 2018. The capitalized costs are amortized over the term of the contract. Amortization expense recognized in Selling and Administrative Expenses was

$0.0 million and $0.1 million for the three and six months ended December 31, 2018, and $0.1 million and $0.2 million for the three and six months ended December 31, 2017.
Significant Judgments
We use significant judgment in estimating the reduction in net sales driven by customer rebate and incentive programs. Judgments primarily include an estimate of the most likely sales levels to be achieved and the corresponding rebate and incentive amounts expected to be earned by dealers and salespersons. In the three and six months ended December 31, 2018 and 2017, we had an immaterial amount of adjustments to estimates for cumulative growth rebates and incentives that related to the preceding fiscal years. We also use judgment in estimating a reserve for returns and allowances recorded at the time of the sale, resulting in a reduction of revenue, based on estimated product returns and price concessions.
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
For incremental costs of obtaining a contract, we elected a practical expedient which permits an entity to recognize incremental costs to obtain a contract as an expense when incurred if the amortization period is less than one year. This election had an immaterial effect on our condensed consolidated financial statements.
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
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rate was 25.6% and 25.0%, respectively, for the three and six and months ended December 31, 2018, which approximated the combined federal and state statutory tax rate. Our effective tax rate was 40.6% and 36.5%, respectively, for the three and six months ended December 31, 2017, impacted by a one-time discrete $2.0 million unfavorable impact from applying lower federal income tax rates under the Tax Act to net deferred tax assets which was partially offset by a reduction of income tax expense of approximately $1.6 million year-to-date to reflect the new rates under the Tax Act.

Note 6. Inventories
Inventory components were as follows:

(Amounts in Thousands)	December 31, 2018	June 30, 2018
Finished products	$28,817	$23,756
Work-in-process	2,663	1,378
Raw materials	32,949	29,158
Total FIFO inventory	64,429	54,292
LIFO reserve, net	(15,435)	(14,783)
Total inventory	$48,994	$39,509
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three and six month periods ended December 31, 2018 and 2017 was immaterial. Our FIFO inventory increased from June 30, 2018 to December 31, 2018 in part as a result of the David Edward acquisition and also due to increased inventory in transit.
Note 7. Accumulated Other Comprehensive Income
During the three months ended December 31, 2018 and 2017, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Derivative Gain (Loss)	Accumulated Other Comprehensive Income
Balance at September 30, 2018	$(50)	$1,840	$(2)	$1,788
Other comprehensive income (loss) before reclassifications	30	117	(2)	145
Reclassification to (earnings) loss	—	(76)	4	(72)
Net current-period other comprehensive income (loss)	30	41	2	73
Balance at December 31, 2018	$(20)	$1,881	$—	$1,861

Balance at September 30, 2017	$(12)	$1,258	$—	$1,246
Other comprehensive income (loss) before reclassifications	(27)	155	—	128
Reclassification to (earnings) loss	2	(49)	—	(47)
Net current-period other comprehensive income (loss)	(25)	106	—	81
Balance at December 31, 2017	$(37)	$1,364	$—	$1,327

During the six months ended December 31, 2018 and 2017, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Derivative Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2018	$(31)	$1,854	$(7)	$1,816
Other comprehensive income (loss) before reclassifications	11	177	(9)	179
Reclassification to (earnings) loss	—	(150)	16	(134)
Net current-period other comprehensive income (loss)	11	27	7	45
Balance at December 31, 2018	$(20)	$1,881	$—	$1,861

Balance at June 30, 2017	$(21)	$1,136	$—	$1,115
Other comprehensive income (loss) before reclassifications	(18)	318	—	300
Reclassification to (earnings) loss	2	(90)	—	(88)
Net current-period other comprehensive income (loss)	(16)	228	—	212
Balance at December 31, 2017	$(37)	$1,364	$—	$1,327

The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	December 31,		December 31,
(Amounts in Thousands)	2018	2017	2018	2017
Realized Investment Gain (Loss) on available-for-sale securities (1)	$—	$(3)	$—	$(3)	Non-operating income (expense), net
	—	1	—	1	Benefit (Provision) for Income Taxes
	$—	$(2)	$—	$(2)	Net Income

Postemployment Benefits amortization of actuarial gain (2)	$—	$43	$—	$87	Cost of Sales
	—	23	—	46	Selling and Administrative Expenses
	103	—	202	—	Non-operating income (expense), net
	(27)	(17)	(52)	(43)	Benefit (Provision) for Income Taxes
	$76	$49	$150	$90	Net Income

Derivative Gain (Loss) (3)	$(5)	$—	$(21)	$—	Non-operating income (expense), net
	1	—	5	—	Benefit (Provision) for Income Taxes
	$(4)	$—	$(16)	$—	Net Income

Total Reclassifications for the Period	$72	$47	$134	$88	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 11 - Investments in the Notes to Condensed Consolidated Financial Statements for further information on available-for-sale securities.
(2) See Note 13 - Postemployment Benefits in the Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.
(3) See Note 12 - Derivative Instruments in the Notes to Condensed Consolidated Financial Statements for further information on derivative instruments.

Note 8. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. As of December 31, 2018, we had a maximum financial exposure from unused standby letters of credit totaling $1.4 million. We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our condensed consolidated financial statements. Accordingly, no liability has been recorded as of December 31, 2018 with respect to the standby letters of credit. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
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

Changes in the product warranty accrual for the six months ended December 31, 2018 and 2017 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2018	2017
Product Warranty Liability at the beginning of the period	$2,294	$1,992
Additions to warranty accrual (including changes in estimates)	354	839
Settlements made (in cash or in kind)	(606)	(478)
Product Warranty Liability at the end of the period	$2,042	$2,353

Note 9. Earnings Per Share
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands, Except for Per Share Data)	2018	2017	2018	2017
Net Income	$9,405	$7,378	$20,281	$18,335

Average Shares Outstanding for Basic EPS Calculation	36,793	37,476	36,951	37,452
Dilutive Effect of Average Outstanding Compensation Awards	295	260	396	323
Average Shares Outstanding for Diluted EPS Calculation	37,088	37,736	37,347	37,775

Basic Earnings Per Share	$0.26	$0.20	$0.55	$0.49
Diluted Earnings Per Share	$0.25	$0.20	$0.54	$0.49

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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the six months ended December 31, 2018. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
We hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in equity securities without readily determinable fair value and $1.5 million in stock warrants. The investment in equity securities without readily determinable fair value is classified as a Level 3 financial asset, as explained in the Financial Instruments Not Carried At Fair Value section below. The investment in stock warrants is also classified as a Level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 11 - Investments in the Notes to Condensed Consolidated Financial Statements for further information regarding the investment in equity securities without readily determinable fair value, and Note 12 - Derivative Instruments in the Notes to Condensed Consolidated Financial Statements for further information regarding the investment in stock warrants. No purchases or sales of Level 3 assets occurred during the six months ended December 31, 2018.
Related to the prior year acquisition of D'style, we determine the fair value of our long-lived and intangible assets on a non-recurring basis in connection with our periodic evaluations of such assets for potential impairment and record impairment charges when such fair value estimates are lower than the carrying values of the assets. The fair value of the contingent earn-out liability as of June 30, 2018 of $1.1 million was reduced to $0.7 million as of September 30, 2018 due to payment of $0.4 million for the earn-out relating to fiscal year 2018. During the quarter ended December 31, 2018, the fair value of the contingent earn-out liability was adjusted to $0.4 million, and we recognized $0.2 million of income within Selling and Administrative Expense which was partially offset by Interest Expense. The adjustment was attributable to fiscal year 2019 D’style, Inc. operating income compared to a predetermined target for the fiscal year.

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

Recurring Fair Value Measurements:
As of December 31, 2018 and June 30, 2018, the fair values of financial assets that are measured at fair value on a recurring basis using the market approach are categorized as follows:

(Amounts in Thousands)	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$13,249	$—	$—	$13,249
Cash equivalents: Commercial paper	—	22,007	—	22,007
Available-for-sale securities: Secondary market certificates of deposit	—	12,637	—	12,637
Available-for-sale securities: Municipal bonds	—	6,003	—	6,003
Available-for-sale securities: U.S. Treasury and federal agencies	—	23,436	—	23,436
Trading Securities: Mutual funds in nonqualified SERP	11,425	—	—	11,425
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$24,674	$64,083	$1,500	$90,257
Liabilities
Contingent earn-out liability	—	—	441	441
Total liabilities at fair value	$—	$—	$441	$441

(Amounts in Thousands)	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$24,407	$—	$—	$24,407
Cash equivalents: Commercial paper	—	25,918	—	25,918
Available-for-sale securities: Secondary market certificates of deposit	—	11,850	—	11,850
Available-for-sale securities: Municipal bonds	—	16,508	—	16,508
Available-for-sale securities: U.S. Treasury and federal agencies	—	6,249	—	6,249
Trading Securities: Mutual funds in nonqualified SERP	12,114	—	—	12,114
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$36,521	$60,525	$1,500	$98,546
Liabilities
Derivatives: Foreign exchange contracts	$—	$10	$—	$10
Contingent earn-out liability	—	—	1,056	1,056
Total liabilities at fair value	$—	$10	$1,056	$1,066
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

	December 31, 2018
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Within one year	$9,672	$5,099	$15,485
After one year through two years	2,965	904	7,951
Total Fair Value	$12,637	$6,003	$23,436
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

	December 31, 2018
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$12,637	$6,009	$23,456
Unrealized holding gains	—	—	1
Unrealized holding losses	—	(6)	(21)
Fair Value	$12,637	$6,003	$23,436

	June 30, 2018
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$11,850	$16,532	$6,266
Unrealized holding gains	—	—	—
Unrealized holding losses	—	(24)	(17)
Fair Value	$11,850	$16,508	$6,249
An immaterial amount of investments were in a continuous unrealized loss position for greater than twelve months as of December 31, 2018. Realized gains and losses as a result of sales in the three and six months ended December 31, 2018 and December 31, 2017 were also immaterial.
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) section of the Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains (losses) for the six months ended December 31, 2018 and 2017 were, in thousands, $(1,089) and $486, respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	December 31, 2018	June 30, 2018
SERP investments - current asset	$3,188	$3,868
SERP investments - other long-term asset	8,237	8,246
Total SERP investments	$11,425	$12,114

SERP obligation - current liability	$3,188	$3,868
SERP obligation - other long-term liability	8,237	8,246
Total SERP obligation	$11,425	$12,114
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

Note 12. Derivative Instruments
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Condensed Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended December 31, 2018, the change in fair value of the stock warrants was not significant. See Note 10 - Fair Value in the Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities. Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets are presented below.
All foreign exchange contracts were settled as of the quarter ended December 31, 2018.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	December 31 2018	June 30 2018	Balance Sheet Location	December 31 2018	June 30 2018
Derivatives designated as hedging instruments:
Foreign exchange contracts				Accrued expenses	$—	$10

Derivatives not designated as hedging instruments:
Stock warrants	Other Assets	$1,500	$1,500
Total derivatives		$1,500	$1,500		$—	$10

Note 13. Postemployment Benefits
Our domestic employees participate in severance plans which provide severance benefits to eligible employees meeting the plans’ qualifications, primarily for involuntary termination without cause.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2018	2017	2018	2017
Service cost	$126	$131	$253	$266
Interest cost	24	21	47	42
Amortization of actuarial income	(103)	(66)	(202)	(133)
Net periodic benefit cost	$47	$86	$98	$175
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

Note 14. Stock Compensation
Stock-based compensation expense during the quarter and year-to-date period ended December 31, 2018, was $1.7 million and $3.6 million, respectively, and during the quarter and year-to-date period ended December 31, 2017, was $1.0 million and $2.5 million, respectively. The total income tax benefit for stock compensation arrangements during the quarter and year-to-date period ended December 31, 2018, was $0.4 million and $0.9 million, respectively, and during the quarter and year-to-date period ended December 31, 2017, was $0.3 million and $1.4 million, respectively. Included in the income tax benefit for the year-to-date period ended December 31, 2017 was a $0.6 million benefit for excess tax benefits from the vesting of stock awards, while the year-to-date period ended December 31, 2018, had an immaterial amount of excess tax benefits for both periods.
During fiscal year 2019, the following stock compensation was awarded to officers and other key employees and to members of the Board of Directors who are not employees. All awards were granted under the 2017 Stock Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Type of Award	Quarter Awarded	Shares or Units	Grant Date Fair Value (5)
Annual Performance Shares (1)	1st Quarter	34,176	$16.12
Annual Performance Shares (1)	2nd Quarter	23,889	$16.15 - $16.17
Relative Total Shareholder Return Awards (2)	1st Quarter	9,703	$21.16
Relative Total Shareholder Return Awards (2)	2nd Quarter	60,754	$21.46 - $21.49
Restricted Stock Units (3)	1st Quarter	170,686	$15.99 - $16.39
Restricted Share Units (3)	2nd Quarter	138,844	$16.46 - $16.48
Unrestricted Shares (4)	1st Quarter	12,318	$16.39
Unrestricted Shares (4)	2nd Quarter	9,522	$16.48 - $16.49
(1) Annual performance shares were awarded to officers and other key employees. The number of annual performance shares to be issued will be dependent upon the Company’s return on capital during fiscal year 2019, with a percentage payout ranging from 0% to 200% of the target number set forth above. The maximum number of shares that can be issued under these awards is 116,130. Annual performance shares vest on June 30, 2019.
(2) Performance units were awarded to key officers under the Company’s Relative Total Shareholder Return program. Vesting occurs at June 30, 2020 and June 30, 2021. Participants will earn from 0% to 200% of the target award depending upon how the compound annual growth rate of Kimball International common stock ranks within the peer group at the end of the performance period. The maximum number of units that can be issued under these awards is 140,914.
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
The equity securities without readily determinable fair value and stock warrants were valued at $0.5 million and $1.5 million, respectively, at both December 31, 2018 and June 30, 2018 and were included in the Other Assets line of the Condensed

Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 10 - Fair Value in the Notes to Condensed Consolidated Financial Statements.
The carrying value of the notes receivable for independent dealership financing were $1.0 million, net of a $0.1 million allowance, and $0.6 million, net of a $0.1 million allowance as of December 31, 2018 and June 30, 2018, respectively, and were included on the Receivables and Other Assets lines of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball International to the VIEs was limited to the items discussed above during the quarter ended December 31, 2018.
Note 16. Credit Quality and Allowance for Credit Losses of Notes Receivable
We monitor credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. As of December 31, 2018 and June 30, 2018, we had no material past due outstanding notes receivable.

	As of December 31, 2018			As of June 30, 2018
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Independent Dealership Financing	$1,098	$88	$1,010	$666	$50	$616
Other Notes Receivable	175	175	—	183	183	—
Total	$1,273	$263	$1,010	$849	$233	$616

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
We closely monitor key indicators for the markets in which we compete. As reported by the Business and Institutional Furniture Manufacturer Association (“BIFMA”), the forecast by IHS as of January 2019 for the North American commercial furniture market, which they define as including office, education, and healthcare furniture products, projects a year-over-year increase of 3.3% for calendar year 2019. The forecast for two of the leading indicators for the hospitality furniture market (January 2019 PwC Hospitality Directions U.S. report) includes a projected increase in RevPAR (Revenue Per Available Room) of 2.3% for calendar year 2019, while occupancy which has been hovering at peak levels is forecasted to decrease 0.4% in calendar year 2019.

Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
On October 23, 2018, the Board of Directors (“Board”) appointed Kristine L. Juster as the Chief Executive Officer of the Company effective November 1, 2018 to succeed Robert F. Schneider who retired as Chief Executive Officer and Chairman of the Board on October 31, 2018, as previously announced. Ms. Juster served as an independent member of the Board since April 2016 and was a member of the Audit Committee. Ms. Juster, age 55, served for over 20 years as a Global Executive at Newell Brands, Inc., a leading global consumer goods and commercial products company (“Newell”), until her retirement in April 2018. During her tenure at Newell, Ms. Juster served as President of the Global Writing Segment from May 2014 until her retirement in April 2018, as President of Newell’s Baby and Parent Segment from November 2011 to April 2014, and in other roles of increasing responsibility since joining Newell in 1995, including serving as President of Newell’s Home Décor Segment and President of Newell’s Culinary Lifestyles Segment. Throughout her career, Ms. Juster drove significant growth for the businesses she led through brand innovation, distribution channel expansion including e-commerce, and a global mindset. Ms. Juster has a proven track record of scaling growth strategies, while preserving the core values that are critical to the long-term sustainability of a business.

•
Productivity and lean initiatives are projected to result in $10 million of cost savings in our fiscal year 2019 compared to the prior year. These initiatives include investments in equipment and automation at our production facilities to improve production flow and increase efficiency, improvements in transportation and warehousing processes, and other various lean initiatives across all areas of our Company.

•
On October 26, 2018, we acquired substantially all the assets and assumed certain specified limited liabilities of David Edward headquartered in Baltimore, Maryland. David Edward is a premier designer and manufacturer of contract furniture, sold in the healthcare, corporate, education, and premium hospitality markets. David Edward sells primarily in the North American and Middle Eastern markets. David Edward’s products are generally specified by architects and designers, represented through a network of independent representatives, and sold through authorized furniture dealerships. The David Edward product portfolio consists of classic and contemporary designs, focused primarily in the seating, tables, and ancillary furniture categories. In conjunction with the asset acquisition, we leased the two existing David Edward production facilities in Baltimore, Maryland and Red Lion, Pennsylvania. See Note 3 - Acquisition in the Notes to Condensed Consolidated Financial Statements for additional information.

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

•
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act reduced federal corporate income tax rates effective January 1, 2018 and changed numerous other provisions. Because Kimball International has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal tax rate of 28.1% for our fiscal year ended June 30, 2018. The statutory federal tax rate is 21% for our fiscal year 2019 and subsequent years. The changes included in the Tax Act are broad and complex.

•
The impact of higher commodity prices is expected to intensify as pricing pressure from our vendors increases, and we are also exposed to fluctuation in transportation costs which vary based upon freight carrier capacity and fuel prices. We utilize both steel and aluminum in our products, most of which is sourced domestically. The U.S. originally imposed tariffs of 25% on steel and 10% on aluminum imported from several countries effective June 2018. The government expanded its list of products subject to tariffs to include furniture products, parts, and components at a 10% rate effective September 2018, which is currently planned to increase to a 25% rate effective in March 2019. The U.S. government continues to assess the ongoing need for tariffs, but if there are no further changes or exclusions from tariff regulations the landed cost of our products could increase materially, which would reduce our net income if we are unable to mitigate the additional cost. We are actively striving to offset increases in the cost of these materials through supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization, and price increases on our products. We are monitoring this situation, but because the scope and duration of these trade actions remains uncertain and continues to evolve, at this time we are uncertain of the potential impact that these tariffs may have on our future results of operations. Transportation costs are managed by optimizing logistics and supply chain planning, and increasing prices on our products. Our National brand recently announced a price increase which was effective on November 1, 2018, while our Kimball brand implemented a price increase effective on February 4, 2019.

•
On November 2, 2018, we received notification from the U.S. General Services Administration Office of Inspector General (“GSA OIG”) in response to our self-reporting in 2016 of subcontractor reporting noncompliance and inaccuracies. The GSA OIG Contractor Reporting Program reviewed the information we provided and has stated that, based on current information, it does not anticipate taking any further action on this matter.

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

•
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, was $109.7 million at December 31, 2018.

Financial Overview
Our fiscal year 2018 results have been recast to reflect the impact of the adoption of guidance on the recognition of revenue from contracts with customers using a full retrospective transition method.

	At or for the Three Months Ended			For the Six Months Ended
	December 31			December 31
(Amounts in Millions)	2018	2017	% Change	2018	2017	% Change
Net Sales	$201.0	$178.6	13%	$395.1	$354.0	12%
Gross Profit	65.0	57.4	13%	130.9	121.4	8%
Selling and Administrative Expenses	51.5	45.4	13%	103.7	93.5	11%
Operating Income	13.5	12.0	12%	27.2	28.0	(3%)
Operating Income %	6.7%	6.7%		6.9%	7.9%
Adjusted Operating Income *	$14.0	$12.0	17%	$28.7	$28.0	3%
Adjusted Operating Income % **	7.0%	6.7%		7.3%	7.9%
Net Income	$9.4	$7.4	27%	$20.3	$18.3	11%
Adjusted Net Income *	9.8	7.4	33%	21.4	18.3	17%
Diluted Earnings Per Share	$0.25	$0.20		$0.54	$0.49
Adjusted Diluted Earnings Per Share *	$0.26	$0.20		$0.57	$0.49
Open Orders **	$144.2	$132.6	9%
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements for fiscal year 2019.
** Items indicated represent Key Performance Indicators.
See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Vertical Market
	Three Months Ended			Six Months Ended
	December 31			December 31
(Amounts in Millions)	2018	2017	% Change	2018	2017	% Change
Commercial	$63.6	$49.3	29%	$120.2	$101.6	18%
Education	18.1	17.4	4%	52.7	49.1	7%
Finance	18.1	17.9	1%	36.3	31.1	17%
Government	18.8	23.8	(21%)	35.9	51.3	(30%)
Healthcare	28.5	23.8	20%	52.9	44.2	20%
Hospitality	53.9	46.4	16%	97.1	76.7	27%
Total Net Sales	$201.0	$178.6	13%	$395.1	$354.0	12%
Second quarter fiscal year 2019 consolidated net sales were $201.0 million compared to second quarter fiscal year 2018 net sales of $178.6 million, or a 13% increase including $2.6 million of net sales resulting from the David Edward acquisition. The increase in organic sales was primarily driven by volume and to a lesser extent by increased prices. Net sales for the six-month period ended December 31, 2018 of $395.1 million increased 12% compared to net sales of $354.0 million for the six-month period ended December 31, 2017 primarily driven by volume and to lesser extent by increased prices.
Key explanatory comments for our sales by vertical market for the second quarter and year-to-date period of fiscal year 2019 compared to the second quarter and year-to-date period of fiscal year 2018 follow:

•	Sales growth to the healthcare vertical market was driven by our strategic focus in this marketplace which continues to show stability and growth.

•	We continue to see strength in the hospitality industry driving increased sales in both custom and non-custom projects. The D’style acquisition also contributed to the sales increase.

•	New products and continued development of our strategic relationships drove the higher sales in the commercial vertical market.

•	Our sales to the finance vertical market increased for the year-to-date period as large financial institutions continue to update their office environments.

•	Our sales to the education vertical market were positively impacted early in our fiscal year as the timing of the normal education buying season was delayed and deferred sales into our first quarter.

•	Government vertical market sales declined primarily due to decreased federal government sales as we shipped fewer large projects in the current year.

•	Each of our vertical market sales levels can fluctuate depending on the mix of projects in a given period.
Open orders at December 31, 2018 increased 9%, or 7% on an organic basis, when compared to the open order level as of December 31, 2017 due to increases in both the office furniture order backlog and hospitality furniture order backlog. The office furniture order backlog increase was primarily due to organic increases while the David Edward order backlog contributed to a lesser extent. Open orders at a point in time may not be indicative of future sales trends.
In the second quarter of fiscal year 2019 we recorded net income of $9.4 million, or diluted earnings per share of $0.25, inclusive of after-tax CEO transition costs of $0.4 million, or $0.01 diluted earnings per share. In the second quarter of fiscal year 2018 we recorded net income of $7.4 million and diluted earnings per share of $0.20. Excluding the CEO transition costs, adjusted net income for the second quarter of fiscal year 2019 was $9.8 million, or $0.26 per diluted share. In the first six months of fiscal year 2019 we recorded net income of $20.3 million and diluted earnings per share of $0.54, inclusive of $1.2 million, or $0.03 per diluted share, of after-tax CEO transition costs. Excluding the CEO transition costs, our adjusted net income for the first six months of fiscal year 2019 improved to $21.4 million, or $0.57 per diluted share, compared to net income for the first six months of fiscal year 2018 of $18.3 million, or $0.49 per diluted share. See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.
Gross profit as a percent of net sales increased 20 basis points in the second quarter of fiscal year 2019 compared to the second quarter of fiscal year 2018. Increased product pricing, the leverage gained on higher sales volumes, lower healthcare expense, and savings realized from our cost reduction initiatives were partially offset by labor, commodity, tariff, and transportation increases. The David Edward acquisition also negatively impacted our gross profit in the second quarter, as expected, and will continue to in the short-term until productivity improvements and synergies are realized. Gross profit as a percent of net sales decreased 120 basis points in the first six months of fiscal year 2019 compared to the first six months of fiscal year 2018. Increased product pricing, the leverage gained on higher sales volumes, and savings realized from our cost reduction initiatives were more than offset by a shift in sales mix to lower margin products, and increases in labor, transportation, commodity and tariff costs and the negative impact of David Edward on gross margin.
Selling and administrative expenses in the second quarter of fiscal year 2019 compared to the second quarter of fiscal year 2018 as a percent of net sales increased 20 basis points, and increased 13% in absolute dollars. Contributing to the second quarter fiscal year 2019 increased selling and administrative expense was $0.5 million of CEO transition costs. In addition the selling and administrative expense increase was driven by higher commission expense related to the higher sales levels, higher salary and incentive compensation expenses, strategic growth investments, and the incremental selling and administrative expenses of the David Edward operations. The second quarter of fiscal year 2018 included a $1.7 million pre-tax gain on the sale of an administrative building which did not repeat in the second quarter of fiscal year 2019.
For the first six months of fiscal year 2019 compared to the first six months of fiscal year 2018, as a percent of net sales, selling and administrative expenses decreased 20 basis points due to the increased sales volumes. In absolute dollars, selling and administrative expenses in the first six months of fiscal year 2019 compared to the same period of fiscal year 2018 increased 11% primarily due to the CEO transition costs, higher salary expense, higher incentive compensation costs as a result of higher earnings levels, higher commission expense resulting from the higher sales levels, and higher employee benefit expense such as healthcare and retirement. In addition, the prior year included a $1.0 million higher gain on sale of assets than the current year-to-date period.
Partially offsetting the higher selling and administrative expenses were favorable variances within selling and administrative expenses of $1.5 million for both the second quarter and year-to-date period of fiscal year 2019 compared to the second quarter and year-to-date period of fiscal year 2018 related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (“SERP”) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on net income.

Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2018	2017	2018	2017
Interest Income	$428	$234	$847	$468
Interest Expense	(56)	(74)	(106)	(105)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	(1,097)	413	(726)	764
Other	(129)	(150)	(173)	(215)
Other Income (Expense), net	$(854)	$423	$(158)	$912
Our second quarter and year-to-date period of fiscal year 2019 results of operations included the impact of the enactment of the Tax Act, which was signed into law on December 22, 2017. The Tax Act reduced federal corporate income tax rates effective January 1, 2018 and changed numerous other provisions. Because Kimball International has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal tax rate of 28.1% for our fiscal year ended June 30, 2018, and 21% for our fiscal year 2019 and subsequent fiscal years. The quarter and six months ended December 31, 2017 included approximately $1.6 million year-to-date in reduced income tax expense to reflect the new rates under the Tax Act. The benefits of the lower rate were more than offset by a one-time discrete $2.0 million unfavorable impact as a result of applying the new lower federal income tax rates to our net deferred tax assets.
Our effective tax rate of 25.6% and 25.0% for the three and six months ended December 31, 2018 approximated the combined federal and state statutory tax rate. Our effective tax rate was 40.6% and 36.5%, respectively, for the three and six months ended December 31, 2017, impacted by the additional income tax expense due to the Tax Reform.

Comparing the balance sheet as of December 31, 2018 to June 30, 2018, our inventory increased in part as a result of the David Edward acquisition and also due to increased inventory in transit in preparation for the manufacturing shutdown period for the Chinese New Year. Our accrued expenses line decreased from June 30, 2018 to December 31, 2018 as our total accrued cash incentive compensation related to our fiscal year 2018 performance was paid out. The change from June 30, 2018 to December 31, 2018 in our treasury stock line was driven by our repurchase of common shares during the first half of fiscal year 2019.
Liquidity and Capital Resources
Our total cash, cash equivalents, and short-term investments, decreased to $81.1 million at December 31, 2018 from $87.3 million at June 30, 2018, primarily due to capital expenditures of $10.7 million, the acquisition of David Edward for $4.9 million, and the return of capital to shareowners in the form of stock repurchases and dividends totaling $14.7 million, which more than offset $23.9 million of cash flows from operations during the first six months of fiscal year 2019.
Working capital at both December 31, 2018 and June 30, 2018 was $85.1 million. The current ratio was 1.7 at both December 31, 2018 and June 30, 2018.
Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, totaled $109.7 million at December 31, 2018. At December 31, 2018, we had $1.4 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. We had no credit facility borrowings outstanding as of December 31, 2018 or June 30, 2018.
Cash Flows
The following table reflects the major categories of cash flows for the first six months of fiscal years 2019 and 2018.

	Six Months Ended
	December 31
(Amounts in thousands)	2018	2017
Net cash provided by operating activities	$23,908	$15,382
Net cash used for investing activities	$(21,849)	$(26,873)
Net cash used for financing activities	$(15,750)	$(9,090)
Cash Flows from Operating Activities
For the first six months of fiscal year 2019 net cash provided by operating activities was $23.9 million fueled by $20.3 million of net income while the first six months of fiscal year 2018 net cash provided by operating activities was $15.4 million inclusive of $18.3 million of net income.
Changes in working capital balances used $4.1 million of cash in the first six months of fiscal year 2019 and included a reduction in our accrued expenses balance as our total accrued cash incentive compensation and the retirement profit sharing contribution which were both related to our fiscal year 2018 performance were paid out. In addition, increased inventory levels driven by higher inventory in transit was partially offset by an increase in customer deposits. Changes in working capital balances used $17.0 million of cash in the first six months of fiscal year 2018 and was primarily due to a reduction in our accrued expenses balance as our accrued cash incentive compensation and the retirement profit sharing contribution which are both related to our fiscal year 2017 performance were paid out. Also contributing was a prepayment of estimated income taxes for fiscal year 2018 which are included in the prepaid expenses and other current assets line.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for both the six-month periods ended December 31, 2018 and December 31, 2017 were 28 days. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for both the six-month periods ended December 31, 2018 and December 31, 2017 were 42 days. We define PDSOH as the average of the monthly net inventory divided by an average day’s cost of sales.

Cash Flows from Investing Activities
During the first six months of fiscal year 2019, we invested $26.2 million in available-for-sale securities, and $18.6 million matured. During the first six months of fiscal year 2018, we invested $18.9 million in available-for-sale securities, and $16.5 million matured. Our short-term investments included municipal bonds, certificates of deposit purchased in the secondary market, and U.S. Treasury and federal agency securities. During the first six months of fiscal year 2019 we had a cash outflow of $4.9 million for the David Edward acquisition and during the first six months of fiscal year 2018 we had cash outflow of $17.8 million for the D’style acquisition. During the first six months of fiscal years 2019 and 2018, we received proceeds from the sale of assets net of selling expenses of $1.3 million and $5.6 million, respectively, the majority of which relates to the sale of Internet protocol addresses in fiscal year 2019 and the majority of which relates to the sale of our fleet of over-the-road tractors and trailers in fiscal year 2018. During the first six months of fiscal years 2019 and 2018, we reinvested $10.7 million and $12.1 million, respectively, into capital investments for the future. The capital investments in both the current and prior year were primarily for facility improvements such as renovations to our corporate headquarters and showrooms, and various manufacturing equipment upgrades to increase automation in production facilities which is expected to yield future benefits.
Cash Flows from Financing Activities
We paid dividends of $5.6 million and $4.9 million in the six-month periods ended December 31, 2018 and December 31, 2017, respectively. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. During the first six months of fiscal years 2019 and 2018, we repurchased shares pursuant to a previously announced stock repurchase program which drove cash outflow of $9.1 million and $1.8 million, respectively.
Credit Facility
We maintain a $30 million credit facility with a maturity date of October 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55 million at our request, subject to the consent of the participating banks. At December 31, 2018, we had $1.4 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. At both December 31, 2018 and June 30, 2018, we had no borrowings outstanding.
The credit facility requires us to comply with certain debt covenants, the most significant of which are the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15,000,000 to (b) consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, and may not be greater than 3.0 to 1.0. The fixed charge coverage ratio is defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), determined as of the end of each of our fiscal quarters for the trailing four fiscal quarters then ending, and may not be less than 1.10 to 1.00. We were in compliance with all debt covenants of the credit facility during the six-month period ended December 31, 2018.
The table below compares the adjusted leverage ratio and the fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	December 31, 2018	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.33)	3.00	3.33
Fixed Charge Coverage Ratio	152.18	1.10	151.08
Future Liquidity
We believe our principal sources of liquidity from available funds on hand and short-term investments, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to fund future dividends and meet our working capital and other operating needs for at least the next 12 months. During the second quarter of fiscal year 2019, our Board of Directors declared a quarterly dividend of $0.08 per share, to be paid during our third quarter of fiscal year 2019. We will continue to evaluate market conditions in determining future share repurchases. At December 31, 2018, 0.7 million shares remained available under the repurchase program. During fiscal year 2019 we expect to continue investments in capital expenditures, particularly for projects such as our headquarters renovation, showroom renovations, machinery and equipment upgrades and automation, and potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, the impact of changes in tariffs, lack of availability of raw material components in the supply chain, a decline in demand for our products, loss of key contract customers, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.
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

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators
(Amounts in Thousands, Except for Per Share Data)
	Three Months Ended		Six Months Ended
	December 31		December 31
	2018	2017	2018	2017
Operating Income	$13,498	$12,005	$27,192	$27,962
Pre-tax CEO Transition Costs	502	—	1,557	—
Adjusted Operating Income	$14,000	$12,005	$28,749	$27,962
Net Sales	$201,008	$178,614	$395,131	$353,974
Adjusted Operating Income %	7.0%	6.7%	7.3%	7.9%

Net Income	$9,405	$7,378	$20,281	$18,335
Pre-tax CEO Transition Costs	502	—	1,557	—
Tax on CEO Transition Costs	(130)	—	(401)	—
After-tax CEO Transition Costs	372	—	1,156	—
Adjusted Net Income	$9,777	$7,378	$21,437	$18,335

Diluted Earnings Per Share	$0.25	$0.20	$0.54	$0.49
After-tax CEO Transition Costs	0.01	—	0.03	—
Adjusted Diluted Earnings Per Share	$0.26	$0.20	$0.57	$0.49
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
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are limited to standby letters of credit and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 8 - Commitments and Contingent Liabilities in the Notes to Condensed Consolidated Financial Statements for more information on the standby letters of credit. We do not have material exposures to trading activities of non-exchange traded contracts.
The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. During the first six months of fiscal year 2019, there were no material changes in the accounting policies and assumptions previously disclosed other than our Revenue Recognition policy which is described below.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk with respect to commodity price fluctuations for components used in the manufacture of our products, primarily related to wood and wood-related components, steel, aluminum, and plastics. These components are impacted by global pricing pressures and general economic conditions. The U.S. originally imposed tariffs of 25% on steel and 10% on aluminum imported from several countries effective June 2018. The government expanded its list of products subject to tariffs to include furniture products, parts, and components at a 10% rate effective September 2018, which is currently planned to increase to a 25% rate effective March 2019. The U.S. government continues to assess the ongoing need for tariffs, but if there are no further changes or exclusions from tariff regulations the landed cost of our products could increase materially, which would reduce our net income if we are unable to mitigate the additional cost. We are actively striving to offset increases in the cost of these materials through supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization, and price increases on our products. We are monitoring this situation, but because the scope and duration of these trade actions remains uncertain and continues to evolve, at this time we are uncertain of the potential impact that these tariffs may have on our future results of operations. We are also exposed to fluctuation in transportation costs which vary based upon freight carrier capacity and fuel prices. Transportation costs are managed by optimizing logistics and supply chain planning, and increasing prices on our products.
There have been no material changes to other market risks, including interest rate and foreign exchange rate risks, from the information disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. At December 31, 2018, approximately 0.7 million shares remained available under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1-October 31, 2018)	225,285	$16.21	225,285	800,526
Month #2 (November 1-November 30, 2018)	10,833	$16.51	10,833	789,693
Month #3 (December 1-December 31, 2018)	135,279	$14.78	135,279	654,414
Total	371,397	$15.70	371,397

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q filed November 2, 2017)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K filed October 30, 2018)

10(a)*	Summary of Director and Named Executive Officer Compensation

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
February 5, 2019

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder Vice President, Chief Financial Officer
February 5, 2019