Form 10-Q
period 2019-03-31
KIMBALL INTERNATIONAL INC
filed 2019-05-08
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, par value $0.05 per share	KBAL	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
The number of shares outstanding of the Registrant’s common stock as of May 1, 2019 was:
Class A Common Stock - 251,420 shares
Class B Common Stock - 36,470,742 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	March 31, 2019	June 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$49,489	$52,663
Short-term investments	41,821	34,607
Receivables, net of allowances of $1,352 and $1,317, respectively	55,722	62,276
Inventories	45,140	39,509
Prepaid expenses and other current assets	12,578	18,523
Assets held for sale	281	281
Total current assets	205,031	207,859
Property and Equipment, net of accumulated depreciation of $183,529 and $180,059, respectively	89,910	84,487
Goodwill	11,153	8,824
Other Intangible Assets, net of accumulated amortization of $38,002 and $36,757, respectively	11,957	12,607
Deferred Tax Assets	9,494	4,916
Other Assets	12,969	12,767
Total Assets	$340,514	$331,460

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$25	$23
Accounts payable	41,377	48,214
Customer deposits	27,624	21,253
Dividends payable	3,075	2,662
Accrued expenses	45,818	50,586
Total current liabilities	117,919	122,738
Other Liabilities:
Long-term debt, less current maturities	136	161
Other	15,462	15,537
Total other liabilities	15,598	15,698
Shareowners’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 257,000 and 264,000, respectively	13	13
Class B - Shares authorized: 100,000,000 Shares issued: 42,768,000 and 42,761,000, respectively	2,138	2,138
Additional paid-in capital	3,590	1,881
Retained earnings	269,254	249,945
Accumulated other comprehensive income	1,881	1,816
Less: Treasury stock, at cost, 6,313,000 shares and 5,901,000 shares, respectively	(69,879)	(62,769)
Total Shareowners’ Equity	206,997	193,024
Total Liabilities and Shareowners’ Equity	$340,514	$331,460
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2019	2018	2019	2018
Net Sales	$177,369	$160,897	$572,500	$514,871
Cost of Sales	120,808	110,933	385,077	343,480
Gross Profit	56,561	49,964	187,423	171,391
Selling and Administrative Expenses	47,508	41,454	151,178	134,919
Operating Income	9,053	8,510	36,245	36,472
Other Income (Expense):
Interest income	492	258	1,339	726
Interest expense	(40)	(55)	(146)	(160)
Non-operating income (expense), net	970	(205)	71	344
Other income (expense), net	1,422	(2)	1,264	910
Income Before Taxes on Income	10,475	8,508	37,509	37,382
Provision for Income Taxes	2,521	2,658	9,274	13,197
Net Income	$7,954	$5,850	$28,235	$24,185

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.22	$0.16	$0.77	$0.65
Diluted Earnings Per Share	$0.22	$0.16	$0.76	$0.64

Dividends Per Share of Common Stock	$0.08	$0.07	$0.24	$0.21

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	36,712	37,259	36,871	37,388
Average Number of Shares Outstanding - Diluted	36,909	37,539	37,260	37,713
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	(Unaudited)			(Unaudited)
	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$7,954			$5,850
Other comprehensive income (loss):
Available-for-sale securities	$27	$(7)	$20	$—	$(4)	$(4)
Postemployment severance actuarial change	100	(26)	74	87	(30)	57
Reclassification to (earnings) loss:
Available-for-sale securities	—	—	—	1	—	1
Amortization of actuarial change	(100)	26	(74)	(58)	19	(39)
Other comprehensive income (loss)	$27	$(7)	$20	$30	$(15)	$15
Total comprehensive income			$7,974			$5,865

	(Unaudited)			(Unaudited)
	Nine Months Ended			Nine Months Ended
	March 31, 2019			March 31, 2018
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$28,235			$24,185
Other comprehensive income (loss):
Available-for-sale securities	$42	$(11)	$31	$(30)	$8	$(22)
Postemployment severance actuarial change	338	(87)	251	593	(218)	375
Derivative gain (loss)	(11)	2	(9)	—	—	—
Reclassification to (earnings) loss:
Available-for-sale securities	—	—	—	4	(1)	3
Amortization of actuarial change	(302)	78	(224)	(191)	62	(129)
Derivatives	21	(5)	16	—	—	—
Other comprehensive income (loss)	$88	$(23)	$65	$376	$(149)	$227
Total comprehensive income			$28,300			$24,412
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Nine Months Ended
	March 31
	2019	2018
Cash Flows From Operating Activities:
Net income	$28,235	$24,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,077	10,232
Amortization	1,455	1,280
Gain on sales of assets	(1,140)	(2,124)
Deferred income tax and other deferred charges	(4,571)	5,464
Stock-based compensation	4,749	3,326
Other, net	(1,319)	443
Change in operating assets and liabilities:
Receivables	6,848	8,311
Inventories	(2,863)	480
Prepaid expenses and other current assets	5,769	(7,690)
Accounts payable	(7,534)	(5,525)
Customer deposits	6,371	1,784
Accrued expenses	(4,397)	(13,767)
Net cash provided by operating activities	42,680	26,399
Cash Flows From Investing Activities:
Capital expenditures	(15,577)	(15,332)
Proceeds from sales of assets	1,277	5,660
Cash paid for acquisitions	(4,850)	(17,800)
Purchases of capitalized software	(805)	(510)
Purchases of available-for-sale securities	(39,778)	(33,825)
Maturities of available-for-sale securities	32,550	30,737
Other, net	(3)	(154)
Net cash used for investing activities	(27,186)	(31,224)
Cash Flows From Financing Activities:
Net change in capital leases and long-term debt	(23)	(27)
Dividends paid to shareowners	(8,498)	(7,480)
Repurchases of Common Stock	(9,132)	(8,120)
Repurchase of employee shares for tax withholding	(1,035)	(2,426)
Net cash used for financing activities	(18,688)	(18,053)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash (1)	(3,194)	(22,878)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	53,321	63,088
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$50,127	$40,210
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$6,758	$13,635
Interest expense	$82	$160

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

(Amounts in Thousands)	March 31, 2019	June 30, 2018	March 31, 2018	June 30, 2017
Cash and Cash Equivalents	$49,489	$52,663	$39,554	$62,882
Restricted cash included in Other Assets	638	658	656	206
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$50,127	$53,321	$40,210	$63,088
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareowners’ Equity
Three months ended March 31, 2019 (Unaudited)	Class A	Class B
Amounts at December 31, 2018	$13	$2,138	$2,607	$264,267	$1,861	$(70,015)	$200,871
Net income				7,954			7,954
Other comprehensive income (loss)					20		20
Issuance of non-restricted stock (11,000 shares)			(138)			138	—
Compensation expense related to stock incentive plans			1,121				1,121
Repurchase of Common Stock						(2)	(2)
Dividends declared ($0.08 per share)				(2,967)			(2,967)
Amounts at March 31, 2019	$13	$2,138	$3,590	$269,254	$1,881	$(69,879)	$206,997

Three months ended March 31, 2018 (Unaudited)
Amounts at December 31, 2017	$14	$2,137	$1,566	$239,354	$1,327	$(56,625)	$187,773
Net income				5,850			5,850
Other comprehensive income (loss)					15		15
Issuance of non-restricted stock (10,000 shares)			(120)			121	1
Conversion of Class A to Class B common stock (13,000 shares)	(1)	1					—
Compensation expense related to stock incentive plans			815				815
Performance share issuance				(1)			(1)
Repurchase of Common Stock (398,000 shares)						(6,639)	(6,639)
Dividends declared ($0.07 per share)				(2,612)			(2,612)
Amounts at March 31, 2018	$13	$2,138	$2,261	$242,591	$1,342	$(63,143)	$185,202

Nine months ended March 31, 2019 (Unaudited)
Amounts at June 30, 2018	$13	$2,138	$1,881	$249,945	$1,816	$(62,769)	$193,024
Net income				28,235			28,235
Other comprehensive income (loss)					65		65
Issuance of non-restricted stock (32,000 shares)			(426)			414	(12)
Conversion of Class A to Class B common stock (7,000 shares)	—	—					—
Compensation expense related to stock incentive plans			4,749				4,749
Performance share issuance (81,000 shares)			(1,709)			1,057	(652)
Restricted share units issuance (15,000 shares)			(382)			201	(181)
Relative total shareholder return performance units issuance (27,000 shares)			(523)			350	(173)
Repurchase of Common Stock (567,000 shares)						(9,132)	(9,132)
Dividends declared ($0.24 per share)				(8,926)			(8,926)
Amounts at March 31, 2019	$13	$2,138	$3,590	$269,254	$1,881	$(69,879)	$206,997

Nine months ended March 31, 2018 (Unaudited)
Amounts at June 30, 2017	$14	$2,137	$2,971	$230,763	$1,115	$(60,796)	$176,204
Net income				24,185			24,185
Other comprehensive income (loss)					227		227
Issuance of non-restricted stock (29,000 shares)			(492)			494	2
Conversion of Class A to Class B common stock (14,000 shares)	(1)	1					—
Compensation expense related to stock incentive plans			3,326				3,326
Performance share issuance (226,000 shares)			(2,261)	(4,463)		4,622	(2,102)
Relative total shareholder return performance units issuance (38,000 shares)			(1,283)			957	(326)
Repurchase of Common Stock (505,000 shares)						(8,420)	(8,420)
Dividends declared ($0.21 per share)				(7,894)			(7,894)
Amounts at March 31, 2018	$13	$2,138	$2,261	$242,591	$1,342	$(63,143)	$185,202
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
In June 2018, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the accounting for and to reduce the cost and complexity of share-based payments to nonemployees for goods and services. The guidance is effective for our first quarter of fiscal year 2020 with early adoption permitted, but it may not be adopted earlier than our adoption of the new revenue standard. We early adopted the guidance in our first quarter of fiscal year 2019 in advance of the October 2018 retirement of our former Chief Executive Officer and Chairman of the Board of Directors, who will have stock compensation awards vesting after his retirement. The adoption did not have a material effect on our condensed consolidated financial statements.
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
In February 2016, the FASB issued guidance that revises the accounting for leases. The guidance is intended to improve financial reporting of leasing transactions by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Leases will continue to be classified as either operating or finance leases, with the classification affecting the pattern of expense recognition in the statement of income. The guidance will also require additional disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued additional guidance for land easements which permits entities to forgo the evaluation of existing land easement arrangements to determine if they contain a lease. New land easement arrangements, or modifications to existing arrangements, after the adoption of the lease standard will be evaluated to determine if they meet the definition of a lease. In July 2018, the FASB amended the new standard to clarify certain aspects of the guidance, and they also issued another new standard in July 2018 that allows the option to apply the transition provisions at the adoption date instead of at the earliest comparative period in the condensed consolidated financial statements. In March 2019, the FASB issued clarifying guidance regarding interim transition disclosures. The lease guidance is effective for our first quarter of fiscal year 2020 with early adoption permitted. We have assessed our portfolio of leases and compiled a central repository of active leases. We are also evaluating key policy elections under the standard which we will use to develop an internal policy to address the new standard requirements. While we continue to assess the impact on our accounting policies, internal control processes, and related disclosures required under the new guidance, we will be required to record a right-of-use asset and a lease liability for all leases with a lease term of greater than twelve months. We do not expect this standard to materially affect our consolidated net income. These conclusions could change as we continue to evaluate the new standard or if our lease portfolio changes. We anticipate electing certain of the available practical expedients, including the transition option, upon adoption on July 1, 2019.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Goodwill is assigned to and the fair value is tested at the reporting unit level. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test which compares the carrying value of the reporting unit to the reporting unit’s fair value to identify impairment. Under the quantitative assessment, if the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. During the quarter and year-to-date period ended March 31, 2019, no goodwill impairment was recognized.
During fiscal year 2019, we recorded $2.1 million in goodwill from the acquisition of David Edward. During fiscal year 2018, we recorded $8.8 million and $10.7 million, respectively, in goodwill and other intangible assets from the acquisition of D’style, Inc. (“D’style”). We recorded an additional $0.2 million of goodwill during fiscal year 2019 as a result of a working capital adjustment related to the acquisition of D’style. See Note 3 - Acquisition in the Notes to Condensed Consolidated Financial Statements for more information on this acquisition.

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

	March 31, 2019			June 30, 2018
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$39,239	$36,590	$2,649	$38,482	$35,922	$2,560
Product Rights	—	—	—	162	162	—
Customer Relationships	7,050	878	6,172	7,050	422	6,628
Trade Names	3,570	506	3,064	3,570	238	3,332
Non-Compete Agreements	100	28	72	100	13	87
Other Intangible Assets	$49,959	$38,002	$11,957	$49,364	$36,757	$12,607
Amortization expense related to intangible assets was, in thousands, $496 and $1,455 during the quarter and year-to-date period ended March 31, 2019, and was, in thousands, $534 and $1,280 during the quarter and year-to-date period ended March 31, 2018. Amortization expense in future periods is expected to be, in thousands, $512 for the remainder of fiscal year 2019, and $2,052, $1,668, $1,300, and $1,056 in the four years ending June 30, 2023, and $5,369 thereafter. The estimated useful life of capitalized software ranges from 3 to 10 years. The amortization period for customer relationship intangible assets is 20 years. The estimated useful life of trade names is 10 years. The estimated useful life of non-compete agreements is 5 years.
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

Components of the Non-operating income (expense), net line, were:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2019	2018	2019	2018
Gain (Loss) on SERP Investments	$1,032	$(8)	$306	$756
Other	(62)	(197)	(235)	(412)
Non-operating income (expense), net	$970	$(205)	$71	$344

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
A summary of the preliminary purchase price allocation is as follows:

Purchase Price Allocation
(Amounts in Thousands)
Assets:
Receivables	$330
Inventories	2,768
Prepaid expenses and other current assets	284
Net property and equipment	934
Goodwill	2,103
$6,419
Liabilities:
Accounts payable	$1,447
Accrued expenses	122
$1,569
$4,850
The operating results of this acquisition are included in our condensed consolidated financial statements beginning on October 26, 2018. For the quarter ended March 31, 2019, net sales and net loss related to David Edward were $3.4 million and $0.6 million, respectively. For the year-to-date period ended March 31, 2019, net sales and net loss related to David Edward were $6.0 million and $1.0 million, respectively. Direct costs of the acquisition during the year-to-date period ended March 31, 2019, of approximately $0.5 million, were expensed as incurred and were included on the Selling and Administrative Expenses line of our Condensed Consolidated Statements of Income. There were no acquisition costs during the quarter ended March 31, 2019.

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

Goodwill related to David Edward Acquisition
(Amounts in Thousands)
Goodwill - June 30, 2018	$—
Goodwill - at acquisition date	1,960
Adjustments to purchase price allocation	143
Goodwill - March 31, 2019	$2,103
The purchase price allocation is provisional pending final valuations and purchase accounting adjustments, which were not final as of March 31, 2019. We utilized management estimates to assist in the valuation process.
D’style
On November 6, 2017, we acquired certain assets of D’style and all of the capital stock of Diseños de Estilo S.A. de C.V. headquartered in Tijuana, Mexico, a member of the D’style group which manufactures exclusively for D’style, strengthening our North American manufacturing footprint. The purchase price allocation is final as of March 31, 2019. During the quarter ended March 31, 2019, the fair value of the contingent earn-out liability was adjusted to $0.2 million relating to an adjustment of the contingent earn-out liability that is based upon fiscal year 2019 D’style, Inc. operating income compared to a predetermined target.
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

The following tables present the effects of the adoption of the new standard on prior period financial statements:

Impact to Condensed Consolidated Statements of Income
	Three Months Ended March 31, 2018
(Amounts in Thousands)	As Originally Reported	Adoption of New Revenue Standard	As Adjusted
Net Sales	$157,897	$3,000	$160,897
Cost of Sales	110,142	791	110,933
Gross Profit	47,755	2,209	49,964
Selling and Administrative Expenses	39,245	2,209	41,454
Operating Income	8,510	—	8,510
Operating Income as of Percent of Net Sales	5.4%		5.3%

	Nine Months Ended March 31, 2018
(Amounts in Thousands)	As Originally Reported	Adoption of New Revenue Standard	As Adjusted
Net Sales	$501,088	$13,783	$514,871
Cost of Sales	339,808	3,672	343,480
Gross Profit	161,280	10,111	171,391
Selling and Administrative Expenses	124,808	10,111	134,919
Operating Income	36,472	—	36,472
Operating Income as of Percent of Net Sales	7.3%		7.1%

Impact to Condensed Consolidated Balance Sheet
	As of June 30, 2018
(Amounts in Thousands)	As Originally Reported	Adoption of New Revenue Standard	As Adjusted
Receivables, net of allowances	$60,984	$1,292	$62,276
Accrued Expenses	49,294	1,292	50,586
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
Disaggregation of Revenue
The following table provides information about revenue by vertical market:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Millions)	2019	2018	2019	2018
Commercial	$50.9	$50.2	$171.1	$151.8
Education	13.5	12.7	66.2	61.8
Finance	16.9	17.8	53.2	48.9
Government	19.1	17.6	55.0	68.9
Healthcare	28.7	19.5	81.6	63.7
Hospitality	48.3	43.1	145.4	119.8
Total Net Sales	$177.4	$160.9	$572.5	$514.9
We report revenue under a single aggregated reportable segment consisting of three operating segments which have similar products and services in nature, utilize similar production and distribution processes, and share similar long-term economic characteristics.
Contract Balances
Receivables in the Condensed Consolidated Balance Sheets represent the amount of consideration to which we are entitled in exchange for the goods or services sold to our customers, net of allowances for doubtful accounts. Receivables are recorded when the right to consideration from the customer becomes unconditional, which is generally upon billing or upon satisfaction of a performance obligation, whichever is earlier. During the three and nine months ended March 31, 2019, impairment losses on doubtful accounts receivable were $0.0 million and $0.4 million, respectively. During both the three and nine months ended March 31, 2018, impairment losses (income) on doubtful accounts receivable were $(0.1) million.
We also receive deposits from certain customers before revenue is recognized, resulting in the recognition of a contract liability reported as Customer Deposits in the Condensed Consolidated Balance Sheets. Changes in the customer deposits during the nine months ended March 31, 2019 are as follows:

(Amounts in Millions)	Customer Deposits
Balance as of June 30, 2018	$21.3
Increases due to deposits received, net of other adjustments	92.0
Revenue recognized	(85.7)
Balance as of March 31, 2019	$27.6
Customer deposits are typically utilized within a year of the receipt of the deposit. The amount of revenue recognized during the three and nine months ended March 31, 2019 that was included in the June 30, 2018 customer deposit balance was $0.0 million and $20.9 million, respectively. The amount of revenue recognized during the three and nine months ended March 31, 2018 that was included in the June 30, 2017 customer deposit balance was $1.0 million and $20.2 million, respectively.
Additionally, funds paid to certain independent dealers in exchange for their multi-year commitment to market and sell our product represent costs of obtaining contracts. These incremental costs of obtaining contracts are capitalized to the extent we expect to recover them in the Condensed Consolidated Balance Sheets as of March 31, 2019 and June 30, 2018, with $0.2 million and $0.3 million, respectively, reported in Prepaid Expenses and Other Current Assets and $0.2 million and $0.3 million, respectively, reported in Other Assets. The capitalized costs are amortized over the term of the contract. Amortization expense recognized in Selling and Administrative Expenses was $0.1 million and $0.2 million for the three and nine months ended March 31, 2019, and $0.0 million and $0.2 million for the three and nine months ended March 31, 2018.
Significant Judgments
We use significant judgment in estimating the reduction in net sales driven by customer rebate and incentive programs. Judgments primarily include an estimate of the most likely sales levels to be achieved and the corresponding rebate and incentive amounts expected to be earned by dealers and salespersons. In the three and nine months ended March 31, 2019 and 2018, we had an immaterial amount of adjustments to estimates for cumulative growth rebates and incentives that related to the preceding fiscal years. We also use judgment in estimating a reserve for returns and allowances recorded at the time of the sale, resulting in a reduction of revenue, based on estimated product returns and price concessions.
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
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rate was 24.1% and 24.7%, respectively, for the three and nine and months ended March 31, 2019, which was less than the combined federal and state statutory tax rate in part due to the R&D tax credit. Our effective tax rate was 31.2% and 35.3%, respectively, for the three and nine months ended March 31, 2018.

Note 6. Inventories
Inventory components were as follows:

(Amounts in Thousands)	March 31, 2019	June 30, 2018
Finished products	$24,776	$23,756
Work-in-process	2,764	1,378
Raw materials	33,910	29,158
Total FIFO inventory	61,450	54,292
LIFO reserve, net	(16,310)	(14,783)
Total inventory	$45,140	$39,509
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three and nine month periods ended March 31, 2019 and 2018 was immaterial. Our FIFO inventory increased from June 30, 2018 to March 31, 2019 in large part as a result of the David Edward acquisition.
Note 7. Accumulated Other Comprehensive Income
During the three months ended March 31, 2019 and 2018, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Derivative Gain (Loss)	Accumulated Other Comprehensive Income
Balance at December 31, 2018	$(20)	$1,881	$—	$1,861
Other comprehensive income (loss) before reclassifications	20	74	—	94
Reclassification to (earnings) loss	—	(74)	—	(74)
Net current-period other comprehensive income (loss)	20	—	—	20
Balance at March 31, 2019	$—	$1,881	$—	$1,881

Balance at December 31, 2017	$(37)	$1,364	$—	$1,327
Other comprehensive income (loss) before reclassifications	(4)	57	—	53
Reclassification to (earnings) loss	1	(39)	—	(38)
Net current-period other comprehensive income (loss)	(3)	18	—	15
Balance at March 31, 2018	$(40)	$1,382	$—	$1,342

During the nine months ended March 31, 2019 and 2018, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Derivative Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2018	$(31)	$1,854	$(7)	$1,816
Other comprehensive income (loss) before reclassifications	31	251	(9)	273
Reclassification to (earnings) loss	—	(224)	16	(208)
Net current-period other comprehensive income (loss)	31	27	7	65
Balance at March 31, 2019	$—	$1,881	$—	$1,881

Balance at June 30, 2017	$(21)	$1,136	$—	$1,115
Other comprehensive income (loss) before reclassifications	(22)	375	—	353
Reclassification to (earnings) loss	3	(129)	—	(126)
Net current-period other comprehensive income (loss)	(19)	246	—	227
Balance at March 31, 2018	$(40)	$1,382	$—	$1,342

The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	March 31,		March 31,
(Amounts in Thousands)	2019	2018	2019	2018
Realized Investment Gain (Loss) on available-for-sale securities (1)	$—	$(1)	$—	$(4)	Non-operating income (expense), net
	—	—	—	1	Benefit (Provision) for Income Taxes
	$—	$(1)	$—	$(3)	Net Income

Postemployment Benefits amortization of actuarial gain (2)	$—	$37	$—	$124	Cost of Sales
	—	21	—	67	Selling and Administrative Expenses
	100	—	302	—	Non-operating income (expense), net
	(26)	(19)	(78)	(62)	Benefit (Provision) for Income Taxes
	$74	$39	$224	$129	Net Income

Derivative Gain (Loss) (3)	$—	$—	$(21)	$—	Non-operating income (expense), net
	—	—	5	—	Benefit (Provision) for Income Taxes
	$—	$—	$(16)	$—	Net Income

Total Reclassifications for the Period	$74	$38	$208	$126	Net Income
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

Note 8. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. As of March 31, 2019, we had a maximum financial exposure from unused standby letters of credit totaling $1.5 million. We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our condensed consolidated financial statements. Accordingly, no liability has been recorded as of March 31, 2019 with respect to the standby letters of credit. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
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

Changes in the product warranty accrual for the nine months ended March 31, 2019 and 2018 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2019	2018
Product Warranty Liability at the beginning of the period	$2,294	$1,992
Additions to warranty accrual (including changes in estimates)	420	1,043
Settlements made (in cash or in kind)	(797)	(773)
Product Warranty Liability at the end of the period	$1,917	$2,262

Note 9. Earnings Per Share
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands, Except for Per Share Data)	2019	2018	2019	2018
Net Income	$7,954	$5,850	$28,235	$24,185

Average Shares Outstanding for Basic EPS Calculation	36,712	37,259	36,871	37,388
Dilutive Effect of Average Outstanding Compensation Awards	197	280	389	325
Average Shares Outstanding for Diluted EPS Calculation	36,909	37,539	37,260	37,713

Basic Earnings Per Share	$0.22	$0.16	$0.77	$0.65
Diluted Earnings Per Share	$0.22	$0.16	$0.76	$0.64

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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the nine months ended March 31, 2019. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
We hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in equity securities without readily determinable fair value and $1.5 million in stock warrants. The investment in equity securities without readily determinable fair value is classified as a Level 3 financial asset, as explained in the Financial Instruments Not Carried At Fair Value section below. The investment in stock warrants is also classified as a Level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 11 - Investments in the Notes to Condensed Consolidated Financial Statements for further information regarding the investment in equity securities without readily determinable fair value, and Note 12 - Derivative Instruments in the Notes to Condensed Consolidated Financial Statements for further information regarding the investment in stock warrants. No purchases or sales of Level 3 assets occurred during the nine months ended March 31, 2019.
Related to the prior year acquisition of D'style, we determine the fair value of our long-lived and intangible assets on a non-recurring basis in connection with our periodic evaluations of such assets for potential impairment and record impairment charges when such fair value estimates are lower than the carrying values of the assets. The fair value of the contingent earn-out liability as of June 30, 2018 of $1.1 million was reduced to $0.7 million as of September 30, 2018 due to payment of $0.4 million for the earn-out relating to fiscal year 2018. During the quarter ended March 31, 2019, the fair value of the contingent earn-out liability was adjusted to $0.2 million, and we recognized $0.3 million of income within Selling and Administrative Expense which was partially offset by Interest Expense. The adjustment was attributable to fiscal year 2019 D’style operating income compared to a predetermined target for the fiscal year.

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

Recurring Fair Value Measurements:
As of March 31, 2019 and June 30, 2018, the fair values of financial assets that are measured at fair value on a recurring basis using the market approach are categorized as follows:

	March 31, 2019
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$21,954	$—	$—	$21,954
Cash equivalents: Commercial paper	—	25,055	—	25,055
Available-for-sale securities: Secondary market certificates of deposit	—	13,637	—	13,637
Available-for-sale securities: Municipal bonds	—	2,445	—	2,445
Available-for-sale securities: U.S. Treasury and federal agencies	—	25,739	—	25,739
Trading Securities: Mutual funds in nonqualified SERP	12,505	—	—	12,505
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$34,459	$66,876	$1,500	$102,835
Liabilities
Contingent earn-out liability	—	—	156	156
Total liabilities at fair value	$—	$—	$156	$156

	June 30, 2018
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$24,407	$—	$—	$24,407
Cash equivalents: Commercial paper	—	25,918	—	25,918
Available-for-sale securities: Secondary market certificates of deposit	—	11,850	—	11,850
Available-for-sale securities: Municipal bonds	—	16,508	—	16,508
Available-for-sale securities: U.S. Treasury and federal agencies	—	6,249	—	6,249
Trading Securities: Mutual funds in nonqualified SERP	12,114	—	—	12,114
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$36,521	$60,525	$1,500	$98,546
Liabilities
Derivatives: Foreign exchange contracts	$—	$10	$—	$10
Contingent earn-out liability	—	—	1,056	1,056
Total liabilities at fair value	$—	$10	$1,056	$1,066
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

	March 31, 2019
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Within one year	$9,172	$2,445	$23,335
After one year through two years	4,465	—	2,404
Total Fair Value	$13,637	$2,445	$25,739
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

	March 31, 2019
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$13,637	$2,446	$25,737
Unrealized holding gains	—	—	7
Unrealized holding losses	—	(1)	(5)
Fair Value	$13,637	$2,445	$25,739

	June 30, 2018
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$11,850	$16,532	$6,266
Unrealized holding gains	—	—	—
Unrealized holding losses	—	(24)	(17)
Fair Value	$11,850	$16,508	$6,249
An immaterial amount of investments were in a continuous unrealized loss position for greater than twelve months as of March 31, 2019. Realized gains and losses as a result of sales in the three and nine months ended March 31, 2019 and March 31, 2018 were also immaterial.
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) section of the Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains (losses) for the nine months ended March 31, 2019 and 2018 were, in thousands, $(104) and $450, respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	March 31, 2019	June 30, 2018
SERP investments - current asset	$3,409	$3,868
SERP investments - other long-term asset	9,096	8,246
Total SERP investments	$12,505	$12,114

SERP obligation - current liability	$3,409	$3,868
SERP obligation - other long-term liability	9,096	8,246
Total SERP obligation	$12,505	$12,114
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

Note 12. Derivative Instruments
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Condensed Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended March 31, 2019, the change in fair value of the stock warrants was not significant. See Note 10 - Fair Value in the Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities. Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets are presented below.
All foreign exchange contracts were settled as of the quarter ended March 31, 2019.

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	March 31 2019	June 30 2018	Balance Sheet Location	March 31 2019	June 30 2018
Derivatives designated as hedging instruments:
Foreign exchange contracts				Accrued expenses	$—	$10

Derivatives not designated as hedging instruments:
Stock warrants	Other Assets	$1,500	$1,500
Total derivatives		$1,500	$1,500		$—	$10

Note 13. Postemployment Benefits
Our domestic employees participate in severance plans which provide severance benefits to eligible employees meeting the plans’ qualifications, primarily for involuntary termination without cause.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2019	2018	2019	2018
Service cost	$126	$132	$379	$398
Interest cost	23	20	70	62
Amortization of actuarial income	(100)	(58)	(302)	(191)
Net periodic benefit cost	$49	$94	$147	$269
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

Note 14. Stock Compensation
Stock-based compensation expense during the quarter and year-to-date period ended March 31, 2019, was $1.1 million and $4.7 million, respectively, and during the quarter and year-to-date period ended March 31, 2018, was $0.8 million and $3.3 million, respectively. The total income tax benefit for stock compensation arrangements during the quarter and year-to-date period ended March 31, 2019, was $0.3 million and $1.2 million, respectively, and during the quarter and year-to-date period ended March 31, 2018, was $0.3 million and $1.7 million, respectively. Included in the income tax benefit for the year-to-date period ended March 31, 2018 was a $0.6 million benefit for excess tax benefits from the vesting of stock awards, while the year-to-date period ended March 31, 2019, had an immaterial amount of excess tax benefits.
During fiscal year 2019, the following stock compensation was awarded to officers and other key employees and to members of the Board of Directors who are not employees. All awards were granted under the 2017 Stock Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Type of Award	Quarter Awarded	Shares or Units	Grant Date Fair Value (5)
Annual Performance Shares (1)	1st Quarter	34,176	$16.12
Annual Performance Shares (1)	2nd Quarter	23,889	$16.15	-	$16.17
Annual Performance Shares (1)	3rd Quarter	234	$14.93
Relative Total Shareholder Return Awards (2)	1st Quarter	9,703	$21.16
Relative Total Shareholder Return Awards (2)	2nd Quarter	60,754	$21.46	-	$21.49
Restricted Stock Units (3)	1st Quarter	170,686	$15.99	-	$16.39
Restricted Stock Units (3)	2nd Quarter	138,844	$16.46	-	$16.48
Restricted Stock Units (3)	3rd Quarter	9,291	$15.24
Unrestricted Shares (4)	1st Quarter	12,318	$16.39
Unrestricted Shares (4)	2nd Quarter	9,522	$16.48	-	$16.49
Unrestricted Shares (4)	3rd Quarter	10,498	$14.44
(1) Annual performance shares were awarded to officers and other key employees. The number of annual performance shares to be issued will be dependent upon the Company’s return on capital during fiscal year 2019, with a percentage payout ranging from 0% to 200% of the target number set forth above. The maximum number of shares that can be issued under these awards is 116,598. Annual performance shares vest on June 30, 2019.
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
The equity securities without readily determinable fair value and stock warrants were valued at $0.5 million and $1.5 million, respectively, at both March 31, 2019 and June 30, 2018 and were included in the Other Assets line of the Condensed Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 10 - Fair Value in the Notes to Condensed Consolidated Financial Statements.
The carrying value of the notes receivable for independent dealership financing were $1.0 million, net of a $0.1 million allowance, and $0.6 million, net of a $0.1 million allowance as of March 31, 2019 and June 30, 2018, respectively, and were included on the Receivables and Other Assets lines of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball International to the VIEs was limited to the items discussed above during the quarter ended March 31, 2019.
Note 16. Credit Quality and Allowance for Credit Losses of Notes Receivable
We monitor credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. As of March 31, 2019 and June 30, 2018, we had no material past due outstanding notes receivable.

	As of March 31, 2019			As of June 30, 2018
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Independent Dealership Financing	$1,099	$88	$1,011	$666	$50	$616
Other Notes Receivable	173	173	—	183	183	—
Total	$1,272	$261	$1,011	$849	$233	$616

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

Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
On October 23, 2018, the Board of Directors (“Board”) appointed Kristine L. Juster as the Chief Executive Officer of the Company effective November 1, 2018 to succeed Robert F. Schneider who retired as Chief Executive Officer and Chairman of the Board on October 31, 2018, as previously announced. Ms. Juster served as an independent member of the Board since April 2016 and was a member of the Audit Committee. Ms. Juster served for over 20 years as a Global Executive at Newell Brands, Inc., a leading global consumer goods and commercial products company (“Newell”), until her retirement in April 2018. During her tenure at Newell, Ms. Juster served as President of the Global Writing Segment from May 2014 until her retirement in April 2018, as President of Newell’s Baby and Parent Segment from November 2011 to April 2014, and in other roles of increasing responsibility since joining Newell in 1995, including serving as President of Newell’s Home Décor Segment and President of Newell’s Culinary Lifestyles Segment. Throughout her career, Ms. Juster drove significant growth for the businesses she led through brand innovation, distribution channel expansion including e-commerce, and a global mindset. Ms. Juster has a proven track record of scaling growth strategies, while preserving the core values that are critical to the long-term sustainability of a business.

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

•
Commodity prices are expected to moderate, but we will continue to be exposed to fluctuation in transportation costs which vary based upon freight carrier capacity and fuel prices. We utilize both steel and aluminum in our products, most of which is sourced domestically. The U.S. originally imposed tariffs of 25% on steel and 10% on aluminum imported from several countries effective June 2018. The government expanded its list of products subject to tariffs to include furniture products, parts, and components at a 10% rate effective September 2018. The U.S. government continues to evaluate the ongoing need for tariffs, and if further tariffs are assessed the landed cost of our products could increase materially, which would reduce our net income if we are unable to mitigate the additional cost. We are actively striving to offset increases in the cost of these materials through supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization, and price increases on our products.

•
On February 4, 2019, we received notification from the U.S. General Services Administration Office of Inspector General (“GSA OIG”) in response to our self-reporting in 2016 of subcontractor reporting noncompliance and inaccuracies. The GSA OIG Contractor Reporting Program reviewed the information we provided and has determined that the government’s interest is sufficiently protected and the review of the matter against Kimball International has been terminated.

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

•
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, was $119.8 million at March 31, 2019.

Financial Overview
Our fiscal year 2018 results have been recast to reflect the impact of the adoption of guidance on the recognition of revenue from contracts with customers using a full retrospective transition method.

	At or for the Three Months Ended			For the Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2019	2018	% Change	2019	2018	% Change
Net Sales	$177.4	$160.9	10%	$572.5	$514.9	11%
Gross Profit	56.6	50.0	13%	187.4	171.4	9%
Selling and Administrative Expenses	47.5	41.5	15%	151.2	134.9	12%
Operating Income	9.1	8.5	6%	36.2	36.5	(1%)
Operating Income %	5.1%	5.3%		6.3%	7.1%
Adjusted Operating Income *	$10.3	$8.5	22%	$38.4	$37.2	3%
Adjusted Operating Income % **	5.8%	5.3%		6.7%	7.2%
Net Income	$8.0	$5.9	36%	$28.2	$24.2	17%
Adjusted Net Income *	8.1	5.9	39%	29.6	24.2	22%
Diluted Earnings Per Share	$0.22	$0.16		$0.76	$0.64
Adjusted Diluted Earnings Per Share *	$0.22	$0.16		$0.79	$0.64
Adjusted EBITDA *	$14.5	$12.3	18%	$50.7	$48.3	5%
Open Orders **	$149.2	$129.0	16%
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements for fiscal year 2019.
** Items indicated represent Key Performance Indicators.
See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Vertical Market
	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2019	2018	% Change	2019	2018	% Change
Commercial	$50.9	$50.2	1%	$171.1	$151.8	13%
Education	13.5	12.7	6%	66.2	61.8	7%
Finance	16.9	17.8	(5%)	53.2	48.9	9%
Government	19.1	17.6	9%	55.0	68.9	(20%)
Healthcare	28.7	19.5	47%	81.6	63.7	28%
Hospitality	48.3	43.1	12%	145.4	119.8	21%
Total Net Sales	$177.4	$160.9	10%	$572.5	$514.9	11%
Third quarter fiscal year 2019 consolidated net sales were $177.4 million compared to third quarter fiscal year 2018 net sales of $160.9 million, or a 10% increase including $3.4 million of net sales resulting from the David Edward acquisition. The increase in organic sales was primarily driven by both volume and increased prices. Net sales for the nine-month period ended March 31, 2019 of $572.5 million increased 11% compared to net sales of $514.9 million for the nine-month period ended March 31, 2018 primarily driven by volume and to lesser extent by increased prices. The David Edward acquisition contributed $6.0 million of net sales for the year-to-date period ended March 31, 2019.
Key explanatory comments for our sales by vertical market for the third quarter and year-to-date period of fiscal year 2019 compared to the third quarter and year-to-date period of fiscal year 2018 follow:

•
Sales growth to the healthcare vertical market was driven by our strategic focus in this marketplace which included aligning resources, building relationships, and introducing new healthcare products. The healthcare market continues to show stability and growth.

•
We continue to see strength in the hospitality industry driving increased sales in both custom and non-custom projects driven by our marketing campaigns. The D’style acquisition also contributed to the year-to-date sales increase.

•	New products and continued development of our strategic relationships drove the higher sales in the commercial vertical market.

•	Our sales to the finance vertical market increased for the year-to-date period as large financial institutions continue to update their office environments.

•
Our sales to the education vertical market increased due to continued focus on target accounts and were positively impacted early in our fiscal year as the timing of the normal education buying season was delayed and deferred sales into our first quarter.

•
Government vertical market sales increased in the third quarter on higher federal government sales and declined in the year to date period primarily due to decreased federal government sales as we shipped fewer large projects in the current year.

•	Each of our vertical market sales levels can fluctuate depending on the mix of projects in a given period.
Open orders at March 31, 2019 increased 16%, or 14% on an organic basis, when compared to the open order level as of March 31, 2018 due to increases in both the hospitality furniture order backlog and office furniture order backlog. The office furniture order backlog increase was primarily due to organic increases while the David Edward order backlog contributed to a lesser extent. Open orders at a point in time may not be indicative of future sales trends.
In the third quarter of fiscal year 2019 we recorded net income of $8.0 million, or diluted earnings per share of $0.22, inclusive of after-tax CEO transition costs of $0.2 million, or less than $0.01 diluted earnings per share. In the third quarter of fiscal year 2018 we recorded net income of $5.9 million and diluted earnings per share of $0.16. Excluding the CEO transition costs, adjusted net income for the third quarter of fiscal year 2019 was $8.1 million, or $0.22 per diluted share. In the first nine months of fiscal year 2019 we recorded net income of $28.2 million and diluted earnings per share of $0.76, inclusive of $1.3 million, or $0.03 per diluted share, of after-tax CEO transition costs. Excluding the CEO transition costs, our adjusted net income for the first nine months of fiscal year 2019 improved to $29.6 million, or $0.79 per diluted share, compared to net income for the first nine months of fiscal year 2018 of $24.2 million, or $0.64 per diluted share. See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.
Gross profit as a percent of net sales increased 80 basis points in the third quarter of fiscal year 2019 compared to the third quarter of fiscal year 2018. Increased product pricing, the savings realized from our cost reduction initiatives, the leverage gained on higher sales volumes, and favorable sales mix were partially offset by commodity cost increases. The David Edward acquisition also negatively impacted our gross profit in the third quarter, as expected, and will continue to in the short-term until productivity improvements and synergies are realized. Gross profit as a percent of net sales decreased 60 basis points in the first nine months of fiscal year 2019 compared to the first nine months of fiscal year 2018. Increased product pricing, the savings realized from our cost reduction initiatives, and the leverage gained on higher sales volumes were more than offset by increases in transportation, commodity and tariff costs and the negative impact of David Edward on gross margin.
Selling and administrative expenses in the third quarter of fiscal year 2019 compared to the third quarter of fiscal year 2018 as a percent of net sales increased 100 basis points, and increased 15% in absolute dollars. Contributing to the third quarter fiscal year 2019 increased selling and administrative expense was $0.3 million of CEO transition costs. In addition, the selling and administrative expense increase was driven by higher commission expense related to the higher sales levels, higher salary, retirement, and incentive compensation expenses, strategic growth investments, and the incremental selling and administrative expenses of the David Edward operations.
For the first nine months of fiscal year 2019 compared to the first nine months of fiscal year 2018, as a percent of net sales, selling and administrative expenses increased 20 basis points. In absolute dollars, selling and administrative expenses in the first nine months of fiscal year 2019 compared to the same period of fiscal year 2018 increased 12% primarily due to the CEO transition costs, higher salary expense, higher retirement and incentive compensation costs as a result of higher earnings levels, and higher commission expense resulting from the higher sales levels. In addition, the prior year included a $1.0 million higher gain on sale of assets than the current year-to-date period.
Also contributing to the higher selling and administrative expenses were unfavorable variances within selling and administrative expenses of $1.0 million for the third quarter and a $0.5 million favorable variance for the year-to-date period of fiscal year 2019 compared to the third quarter and year-to-date period of fiscal year 2018 related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (“SERP”) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on net income.
Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2019	2018	2019	2018
Interest Income	$492	$258	$1,339	$726
Interest Expense	(40)	(55)	(146)	(160)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	1,032	(8)	306	756
Other	(62)	(197)	(235)	(412)
Other Income (Expense), net	$1,422	$(2)	$1,264	$910
Our third quarter and year-to-date period of fiscal year 2019 results of operations included the impact of the enactment of the Tax Act, which was signed into law on December 22, 2017. The Tax Act reduced federal corporate income tax rates effective January 1, 2018 and changed numerous other provisions. Because Kimball International has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal tax rate of 28.1% for our fiscal year ended June 30, 2018, and 21% for our fiscal year 2019 and subsequent fiscal years. Our nine months ended March 31, 2018 included approximately $2.0 million year-to-date in reduced income tax expense to reflect federal taxes on taxable income at the lower blended effective tax rate, offset by a fiscal year-to-date discrete tax impact of $1.9 million expense as a result of applying the new lower federal income tax rates to our net deferred tax assets. The third quarter fiscal year 2018 tax impact was approximately $0.4 million income to reflect federal taxes on current year taxable income at the lower blended effective tax rate, and $0.1 million income as a result of adjusting deferred tax assets to lower federal tax rates.

Our effective tax rate of 24.1% and 24.7% for the three and nine months ended March 31, 2019, respectively, was less than the combined federal and state statutory tax rate in part due to the R&D tax credit. Our effective tax rate was 31.2% and 35.3%, respectively, for the three and nine months ended March 31, 2018.
Liquidity and Capital Resources
Our total cash, cash equivalents, and short-term investments, increased to $91.3 million at March 31, 2019 from $87.3 million at June 30, 2018, primarily due to $42.7 million of cash flows from operations which were partially offset by capital expenditures of $16.4 million, the acquisition of David Edward for $4.9 million, and the return of capital to shareowners in the form of stock repurchases and dividends totaling $17.6 million during the first nine months of fiscal year 2019.
Working capital at March 31, 2019 and June 30, 2018 was $87.1 million and $85.1 million, respectively. The current ratio was 1.7 at both March 31, 2019 and June 30, 2018.
Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, totaled $119.8 million at March 31, 2019. At March 31, 2019, we had $1.5 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. We had no credit facility borrowings outstanding as of March 31, 2019 or June 30, 2018.
Cash Flows
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2019 and 2018.

	Nine Months Ended
	March 31
(Amounts in thousands)	2019	2018
Net cash provided by operating activities	$42,680	$26,399
Net cash used for investing activities	$(27,186)	$(31,224)
Net cash used for financing activities	$(18,688)	$(18,053)
Cash Flows from Operating Activities
For the first nine months of fiscal year 2019 net cash provided by operating activities was $42.7 million fueled by $28.2 million of net income while the first nine months of fiscal year 2018 net cash provided by operating activities was $26.4 million inclusive of $24.2 million of net income.
Changes in working capital balances provided $4.2 million of cash in the first nine months of fiscal year 2019. Changes in working capital balances used $16.4 million of cash in the first nine months of fiscal year 2018 and was primarily due to a reduction in our accrued expenses balance as our accrued cash incentive compensation and the retirement profit sharing contribution which were both related to our fiscal year 2017 performance were paid out. Also contributing was a prepayment of estimated income taxes for fiscal year 2018 which are included in the prepaid expenses and other current assets line. These cash outflows were partially offset by a reduction in our accounts receivable balance due to the seasonally lower sales in our third quarter.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the nine-month periods ended March 31, 2019 and March 31, 2018 were 28 and 27 days, respectively. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the nine-month periods ended March 31, 2019 and March 31, 2018 were 44 and 43 days, respectively. We define PDSOH as the average of the monthly net inventory divided by an average day’s cost of sales.

Cash Flows from Investing Activities
During the first nine months of fiscal year 2019, we invested $39.8 million in available-for-sale securities, and $32.6 million matured. During the first nine months of fiscal year 2018, we invested $33.8 million in available-for-sale securities, and $30.7 million matured. Our short-term investments included municipal bonds, certificates of deposit purchased in the secondary market, and U.S. Treasury and federal agency securities. During the first nine months of fiscal year 2019 we had a cash outflow of $4.9 million for the David Edward acquisition and during the first nine months of fiscal year 2018 we had cash outflow of $17.8 million for the D’style acquisition. During the first nine months of fiscal years 2019 and 2018, we received proceeds from the sale of assets net of selling expenses of $1.3 million and $5.7 million, respectively, the majority of which relates to the sale of Internet protocol addresses in fiscal year 2019 and the majority of which relates to the sale of our fleet of over-the-road tractors and trailers in fiscal year 2018. During the first nine months of fiscal years 2019 and 2018, we reinvested $16.4 million and $15.8 million, respectively, into capital investments for the future. The capital investments in both the current and prior year were primarily for facility improvements such as renovations to our corporate headquarters and showrooms, and various manufacturing equipment upgrades to increase automation in production facilities which is expected to yield future benefits.
Cash Flows from Financing Activities
We paid dividends of $8.5 million and $7.5 million in the nine-month periods ended March 31, 2019 and March 31, 2018, respectively. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. During the first nine months of fiscal years 2019 and 2018, we repurchased shares pursuant to a previously announced stock repurchase program which drove cash outflow of $9.1 million and $8.1 million, respectively.
Credit Facility
We maintain a $30 million credit facility with a maturity date of October 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55 million at our request, subject to the consent of the participating banks. At March 31, 2019, we had $1.5 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. At both March 31, 2019 and June 30, 2018, we had no borrowings outstanding.
The credit facility requires us to comply with certain debt covenants, the most significant of which are the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15,000,000 to (b) consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, and may not be greater than 3.0 to 1.0. The fixed charge coverage ratio is defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), determined as of the end of each of our fiscal quarters for the trailing four fiscal quarters then ending, and may not be less than 1.10 to 1.00. We were in compliance with all debt covenants of the credit facility during the nine-month period ended March 31, 2019.
The table below compares the adjusted leverage ratio and the fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	March 31, 2019	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.47)	3.00	3.47
Fixed Charge Coverage Ratio	173.94	1.10	172.84
Future Liquidity
We believe our principal sources of liquidity from available funds on hand and short-term investments, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to fund future dividends and meet our working capital and other operating needs for at least the next 12 months. During the third quarter of fiscal year 2019, our Board of Directors declared a quarterly dividend of $0.08 per share, to be paid during our fourth quarter of fiscal year 2019. We will continue to evaluate market conditions in determining future share repurchases. At March 31, 2019, 2.7 million shares remained available under the repurchase program. During fiscal year 2019 we expect to continue investments in capital expenditures, particularly for projects such as our headquarters renovation, showroom renovations, machinery and equipment upgrades and automation, and potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
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
Non-GAAP Financial Measures and Other Key Performance Measures
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the United States in the statements of income, statements of comprehensive income, balance sheets, or statements of cash flows of the company. The non-GAAP financial measures used within this MD&A include (1) adjusted operating income defined as operating income excluding CEO transition costs and market value adjustments related to the SERP liability; (2) adjusted net income defined as net income excluding CEO transition costs; (3) adjusted diluted earnings per share defined as diluted earnings per share excluding CEO transition costs; and (4) adjusted EBITDA defined as earnings before interest, taxes, depreciation, and amortization excluding CEO transition costs. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the table below. Management believes it is useful for investors to understand how its core operations performed without expenses incurred for the CEO transition and market value adjustments related to the SERP liability. Excluding these amounts allows investors to meaningfully trend, analyze, and benchmark the performance of our core operations. Many of our internal performance measures that management uses to make certain operating decisions exclude these expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands, Except for Per Share Data)	2019	2018	2019	2018
Operating Income	$9,053	$8,510	$36,245	$36,472
Pre-tax Expense (Income) Adjustment to SERP Liability	1,032	(8)	306	756
Pre-tax CEO Transition Costs	252	—	1,809	—
Adjusted Operating Income	$10,337	$8,502	$38,360	$37,228
Net Sales	$177,369	$160,897	$572,500	$514,871
Adjusted Operating Income %	5.8%	5.3%	6.7%	7.2%

Net Income	$7,954	$5,850	$28,235	$24,185
Pre-tax CEO Transition Costs	252	—	1,809	—
Tax on CEO Transition Costs	(65)	—	(466)	—
After-tax CEO Transition Costs	187	—	1,343	—
Adjusted Net Income	$8,141	$5,850	$29,578	$24,185

Diluted Earnings Per Share	$0.22	$0.16	$0.76	$0.64
After-tax CEO Transition Costs	—	—	0.03	—
Adjusted Diluted Earnings Per Share	$0.22	$0.16	$0.79	$0.64

Earnings Before Interest, Taxes, Depreciation, and Amortization excluding CEO Transition Costs (“Adjusted EBITDA”)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Amounts in Thousands)	2019	2018	2019	2018
Net Income	$7,954	$5,850	$28,235	$24,185
Provision for Income Taxes	2,521	2,658	9,274	13,197
Income Before Taxes on Income	10,475	8,508	37,509	37,382
Interest Expense	40	55	146	160
Interest Income	(492)	(258)	(1,339)	(726)
Depreciation and Amortization	4,212	3,970	12,532	11,512
Pre-tax CEO Transition Costs	252	—	1,809	—
Adjusted EBITDA	$14,487	$12,275	$50,657	$48,328
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

Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. During the first nine months of fiscal year 2019, there were no material changes in the accounting policies and assumptions previously disclosed other than our Revenue Recognition policy which is described below.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk with respect to commodity price fluctuations for components used in the manufacture of our products, primarily related to wood and wood-related components, steel, aluminum, and plastics. These components are impacted by global pricing pressures and general economic conditions. The U.S. originally imposed tariffs of 25% on steel and 10% on aluminum imported from several countries effective June 2018. The government expanded its list of products subject to tariffs to include furniture products, parts, and components at a 10% rate effective September 2018. The U.S. government continues to evaluate the ongoing need for tariffs, and if further tariffs are assessed the landed cost of our products could increase materially, which would reduce our net income if we are unable to mitigate the additional cost. We are actively striving to offset increases in the cost of these materials through supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization, and price increases on our products. We are also exposed to fluctuation in transportation costs which vary based upon freight carrier capacity and fuel prices. Transportation costs are managed by optimizing logistics and supply chain planning, and increasing prices on our products.
There have been no material changes to other market risks, including interest rate and foreign exchange rate risks, from the information disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On February 7, 2019 an additional two million shares of common stock were authorized by the Board of Directors for repurchase. At March 31, 2019, approximately 2.7 million shares remained available under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1-January 31, 2019)	100	$13.52	100	2,654,314
Month #2 (February 1-February 28, 2019)	—	$—	—	2,654,314
Month #3 (March 1-March 31, 2019)	—	$—	—	2,654,314
Total	100	$13.52	100

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q filed November 2, 2017)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K filed October 30, 2018)

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*Constitutes management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ KRISTINE L. JUSTER
Kristine L. Juster Chief Executive Officer
May 8, 2019

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder Vice President, Chief Financial Officer
May 8, 2019