Form 10-K
period 2019-06-30
KIMBALL INTERNATIONAL INC
filed 2019-08-27
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number    0-3279

KIMBALL INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
Indiana	35-0514506
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1600 Royal Street, Jasper, Indiana	47546-2256
(Address of principal executive offices)	(Zip Code)
(812) 482-1600
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, par value $0.05 per share	KBAL	The Nasdaq Stock Market LLC
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
Large accelerated filer  ☐        Accelerated filer  ☒                    Non-accelerated filer ☐   Smaller reporting company  ☐ Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Class A Common Stock is not publicly traded and, therefore, no market value is available, but it is convertible on a one-for-one basis into Class B Common Stock.  The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 31, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $511.2 million, based on 97.7% of Class B Common Stock held by non-affiliates.

The number of shares outstanding of the Registrant’s common stock as of August 19, 2019 was:
          Class A Common Stock - 248,938 shares
          Class B Common Stock - 36,687,824 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on October 22, 2019 are incorporated by reference into Part III.

KIMBALL INTERNATIONAL, INC.
FORM 10-K INDEX

PART I
Forward-Looking Statements
This document contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These are statements made by management, using their best business judgment based upon facts known at the time of the statements or reasonable estimates, about future results, plans, or future performance and business of the Company. Such statements involve risk and uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. They should not be construed as a guarantee that such results or events will, in fact, occur or be realized as actual results may differ materially from those expressed in these forward-looking statements. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. We make no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required in current and quarterly periodic reports filed with the Securities and Exchange Commission (“SEC”) or otherwise by law. These forward-looking statements are subject to risks and uncertainties including, but not limited to, the impact of changes in tariffs, successful execution of our transformation restructuring plan, adverse changes in global economic conditions, the impact of changes in the regulatory environment, the loss of key suppliers, the loss of or significant volume reductions from key contract customers, the financial stability of key customers and suppliers, the availability or cost of raw materials, components, or services, or similar unforeseen events. Additional risks and uncertainties discussed in Item 1A - Risk Factors of this report could also cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.
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
Overview
Kimball International was incorporated in Indiana in 1939. Our corporate headquarters is located at 1600 Royal Street, Jasper, Indiana. We create design-driven, innovative furnishings that help our customers shape spaces into places that bring possibility to life by enabling collaboration, discovery, wellness, and relaxation. We go to market through our family of brands: Kimball, National, Kimball Hospitality, David Edward, and D’style by Kimball Hospitality. Our values and high integrity are demonstrated daily by embracing our purpose and guiding principles while fostering a culture of caring that establishes us as an employer of choice. We build success through nurturing long-term relationships with our customers, employees, suppliers, shareholders and the communities in which we operate.
We have been in the furniture business since 1950. Our core markets include the commercial, hospitality, healthcare, education, government, and finance markets. Through each of our brands, we offer a wide range of possibilities for creating functional environments that convey just the right image for each unique setting, as furniture solutions are tailored to the specific end user’s needs and demands. The workplace is evolving to optimize human interaction, and Kimball and National provide residentially inspired furniture solutions that create spaces where people can connect. While our rich heritage of wood craftsmanship remains, our new product portfolio incorporates the use of mixed materials, satisfying the marketplace’s need for multi-functional, open accommodations throughout all industries. Our furniture solutions are used in collaborative and open work spaces, conference and meeting/huddle rooms, training rooms, private offices, learning areas, classrooms, lobby/reception areas, and dining/café areas with a vast mix of wood, metal, laminate, paint, fabric, solid surface, and plastic options. In addition, we offer products designed specifically for the healthcare market, such as casegoods and seating for patient exam rooms and lounge areas. In the hospitality industry, Kimball Hospitality works with leading designers, purchasing agents, and hotel owners to create furniture that extends the unique ambiance of a property into guest rooms and public spaces by providing furniture solutions for hotel properties and mixed use commercial and residential developments. Hospitality products include, but are not limited to, headboards, tables, seating, vanities, casegoods, lighting, and products enhanced with technology features utilizing a broad mix of wood, metal, stone, laminate, finish, glass, and fabric options.
Spin-Off of Kimball Electronics
On October 31, 2014 (the “Distribution Date”), we completed the spin-off of our Electronic Manufacturing Services (“EMS”) segment by distributing the related shares of Kimball Electronics, Inc. (“Kimball Electronics”), on a pro rata basis, to our shareholders of record as of October 22, 2014. After the Distribution Date, we no longer beneficially own any Kimball Electronics shares, and Kimball Electronics is an independent publicly traded company. Kimball International, Inc. trades on the Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “KBAL” and Kimball Electronics, Inc. trades on Nasdaq under the ticker symbol “KE”.
The disclosures within this Part I describe the continuing operations of Kimball International, Inc. after the spin-off.
Recent Business Changes
‘Kimball International Connect’ Strategy
In May 2019, Kimball International introduced a comprehensive strategy to connect our purpose, our people, and our brands to drive growth and unlock the Company’s full potential. Kimball International Connect seeks to enable the power of our people and positions our organization to engage at higher levels of collaboration and interdependence. We believe this strategy will successfully position us for the future and result in enhanced shareholder value over the long term.
Our Kimball International Connect Strategy is comprised of four pillars:

▪
Inspire Our People: Leveraging our strong legacy of a bold and entrepreneurial spirit, we are cultivating a high-performance, caring culture. We unveiled our new purpose to our employees on May 9, 2019 and are investing in our training, technology and systems to remain an employer of choice and a great place to work.

▪
Build Our Capabilities: We are creating center-led functions, including finance, human resources, information technology and legal, and are centralizing supply chain leadership to reduce duplication, deliver efficiencies, and drive consistency. We are also adopting ways of working to ensure the use of common best practices and approaches. To achieve our goals, we established a Program Management Office to oversee execution.

▪
Fuel Our Future: We are driving lean throughout the organization, removing duplication at the business level, and infusing capital to accelerate efficiencies. Related to this, we are employing a more metrics-based approach and driving toward more formal standardized operating practices.

▪
Accelerate Our Growth: We are continuing to advance new product development across our brands, selectively expanding our verticals and channels, including healthcare and e-commerce, and driving commercial excellence. We believe by being our customers’ first choice for shaping places that bring collaboration, discovery, wellness and relaxation to life, we will capture greater market share.

Transformation Restructuring Plan
In June 2019, we announced a transformation restructuring plan that is expected to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe the transformation restructuring plan will establish a more cost-efficient structure to better align our operations with our long-term strategic goals. The transformation restructuring plan includes the following:

•
Our overall manufacturing facility footprint is being reviewed to reduce excess capacity and gain efficiencies. We plan to exit a leased seating manufacturing facility in Martinsville, Virginia in the second half of fiscal year 2020 and are evaluating our production capabilities and capacity across our organization to identify additional opportunities.

•
The creation of center-led functions for finance, human resources, information technology and legal functions is expected to result in the standardization of processes and the elimination of duplication. In addition, we are centralizing our supply chain efforts to maximize supplier value and plan to drive more efficient practices and operations within our logistics function.

•	Kimball brand selling resources are being reallocated to higher-growth markets. We also plan to exit four leased furniture showrooms across our brands during fiscal year 2020.

These efforts are expected to generate annualized pre-tax savings of approximately $10.0 million when the transformation restructuring plan is fully implemented. We estimate that pre-tax restructuring charges incurred through the end of fiscal year 2020 will be approximately $8.0 million to $9.0 million.
Acquisition of David Edward Furniture, Inc. (“David Edward”)
During the second quarter of fiscal year 2019, we acquired substantially all of the assets and assumed certain specified limited liabilities of David Edward, which is headquartered in Baltimore, Maryland. David Edward is a premier designer and manufacturer of contract furniture, sold in the healthcare, corporate, education, and premium hospitality markets. David Edward products are sold primarily in the North American market. David Edward’s products are generally specified by architects and designers, represented through a network of independent representatives, and sold through authorized furniture dealerships. The David Edward product portfolio consists of classic and contemporary designs, focused primarily in the seating, tables, and ancillary furniture categories. In conjunction with the asset acquisition, we leased the two existing David Edward production facilities in Baltimore, Maryland and Red Lion, Pennsylvania. The cash paid for the acquisition totaled $4.3 million. The purchase price has been adjusted for certain post-closing working capital adjustments. See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for more information on the acquisition.
Acquisition of D’style, Inc.
During the second quarter of fiscal year 2018, we acquired certain assets of D’style, Inc. (“D’style”), headquartered in Chula Vista, California. The acquisition expanded our hospitality offerings beyond guest rooms to public spaces and provided new mixed material manufacturing capabilities. As part of this acquisition, we also acquired all of the capital stock of Diseños de Estilo S.A. de C.V. headquartered in Tijuana, Mexico, another member of the D’style group which manufactures exclusively for D’style, strengthening our North American manufacturing footprint and serving as a distribution channel to the Mexico and Latin America hospitality markets. The cash paid for the acquisition totaled $18.2 million. In fiscal year 2019, we paid $0.4 million in contingent earn-out consideration and expect to pay an additional $0.4 million in contingent earn-out consideration in fiscal year 2020 based upon D’style, Inc.’s fiscal year 2018 and fiscal year 2019 operating income compared to a predetermined target for each fiscal year. See Note 2 - Acquisitions of Notes to Consolidated Financial Statements for more information on the acquisition.
Capacity Utilization Restructuring Plan
In November 2014, we announced a capacity utilization restructuring plan which included the consolidation of our metal fabrication production from an operation located in Post Falls, Idaho, into existing production facilities in Indiana, and the reduction of our Company plane fleet from two jets to one.
The transfer of work from our Idaho facility involved the start-up of metal fabrication capabilities in an existing Company-owned facility, along with the transfer of certain assembly operations into two additional existing Company-owned facilities, all located in southern Indiana. All production was transferred out of the Idaho facility as of March 2016, after which work continued in the Indiana facilities to train employees, ramp up production and eliminate the inefficiencies associated with the start-up of production in these facilities. The improvement of customer delivery, supply chain dynamics, and reduction of transportation costs began to generate pre-tax annual savings of approximately $5 million in fiscal year 2017. In addition, during the first quarter of fiscal year 2017, we sold our Post Falls, Idaho facility and land. See Note 8 - Property and Equipment of Notes to Consolidated Financial Statements for more information on the sale of the Idaho facility.
Outsourcing of Shipping Function
During fiscal year 2018, we outsourced the remainder of our outbound shipping that was previously transported by our Company-owned shipping fleet to a dedicated freight provider and sold our fleet of over-the-road tractors and trailers. The outsourcing to a dedicated freight provider partially mitigated increased transportation costs during fiscal year 2018 from non-dedicated freight carriers. The dedicated freight provider operates transportation equipment with our Company branding. We continue to operate Company-owned tractors and trailers to move products between our production facilities and distribution warehouses.
Seasonality
The impact of seasonality on our revenue includes lower sales to educational institutions during our second and third fiscal quarters, lower sales of hospitality furniture during times of high hotel occupancy such as the summer months, and lower sales in our third fiscal quarter due to the buying season of the government.

Locations
As of June 30, 2019, our products were primarily produced at twelve Company-owned or leased manufacturing facilities: six located in Indiana, two in Kentucky, one in Virginia, one in Pennsylvania, one in Maryland, and one in Mexico. We also engage with third-party manufacturers within the U.S. as well as internationally to produce select finished goods and accessories for our brands. As part of our transformation restructuring plan, during fiscal year 2020 we plan to exit our leased manufacturing facility in Martinsville, Virginia and are continuing to evaluate our production capabilities and capacity across our organization to identify additional opportunities.
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
As of June 30, 2019, thirteen furniture showrooms were maintained in eight cities in the United States. As part of our transformation restructuring plan, we plan to exit four of those furniture showrooms during fiscal year 2020. Office space is leased in Dongguan, Guangdong, China and Ho Chi Minh City, Vietnam to facilitate sourcing of select finished goods and components from the Asia Pacific Region. As a result of the acquisition of D’style, we lease office and manufacturing space in Chula Vista, California and Tijuana, Mexico. We also lease office and manufacturing space in Red Lion, Pennsylvania and Baltimore, Maryland as a result of the David Edward acquisition.
Financial information by geographic area for each of the three years in the period ended June 30, 2019 is included in Note 17 - Geographic Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.
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
Government - We supply office furniture, including desks, tables, seating, bookcases and filing and storage units for federal, state, and local government offices, as well as other government-related entities. We hold two Federal Supply Service contracts with the General Services Administration (“GSA”) that are subject to government subcontract reporting requirements. We also partner with multiple general purchasing organizations that assist public agencies such as state and local governments with furniture purchases. The U.S. government, as well as state and local governments, can terminate or modify their contracts with us at their discretion or if we default by failing to perform under the terms of the applicable contract, which would expose us to liability and impede our ability to compete in the future for contracts and orders.
A table showing our net sales by end market vertical is included in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Major Competitive Factors
Our products are sold in the contract furniture and hospitality furniture industries. These industries have similar major competitive factors, which include price in relation to quality and appearance, product design, the utility of the product, supplier lead time, reliability of on-time delivery, sustainability, and the ability to respond to requests for special and non-standard products. We offer payment terms similar to industry standards and in unique circumstances may grant alternate payment terms.
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
Working Capital
We do not believe that we, or the contract furniture or hospitality furniture industries in general, have any special practices or special conditions affecting working capital items that are significant for understanding our furniture business. We do receive advance payments from customers on select furniture projects, primarily in the hospitality industry.
Raw Material Availability
Certain components used in the production of furniture are manufactured internally and are generally readily available, as are other raw materials used in the production of wood and non-wood furniture. Certain fabricated seating components, wood frame assemblies as well as finished furniture products, electrical components, stone, fabrics, and fabricated metal components, which are generally readily available, are sourced on a global scale in an effort to provide quality products at the lowest total cost. In fiscal year 2018, the U.S. government imposed tariffs on steel and aluminum imported from several countries. The list of products subject to tariffs was expanded in fiscal year 2019 to include furniture products, parts, and components. The U.S. government continues to evaluate the ongoing need for, and the amount of, tariffs, and if further or increased tariffs are assessed, the cost and availability of both domestic and foreign sourced product and components could be further impacted.
Order Backlog
The aggregate sales price of products pursuant to open orders, which may be canceled by the customer, was as follows:

(Amounts in Millions)	June 30, 2019	June 30, 2018
Order Backlog	$161.7	$149.9
Our fiscal year 2018 order backlog has been recast to reflect the impact of the adoption of guidance on the recognition of revenue from contracts with customers using a full retrospective transition method.
Of the order backlog increase, $2.5 million was due to orders from our David Edward operation in fiscal year 2019, while the remainder of the increase was driven by higher organic office furniture orders. The open orders as of June 30, 2019 are expected to be filled within the next fiscal year. Open orders may not be indicative of future sales trends.
Intellectual Property
In connection with our business operations, we hold both trademarks and patents in various countries and continuously have additional pending trademarks and patents. The intellectual property which we believe to be the most significant to the Company includes: Kimball, National, D’style, David Edward, Fringe, Waveworks, Xsite, Narrate, Pairings, Dock, and Respitality, which are all registered trademarks. Our patents expire at various times depending on the patent’s date of issuance.
Environment and Energy Matters
Our operations are subject to various federal, state, local, and foreign laws and regulations with respect to environmental matters. We believe that we are in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.

We are dedicated to excellence, leadership, and stewardship in matters of protecting the environment and communities in which we have operations. Reinforcing our commitment to the environment, six of our showrooms and one non-manufacturing location were designed under the guidelines of the U.S. Green Building Council’s LEED (Leadership in Energy and Environmental Design) for Commercial Interiors program. One manufacturing facility was designed using the LEED Operations and Maintenance program guidelines. Our National brand headquarters is Fitwel certified, which is a building certification that supports healthier workplace environments to improve occupant health and productivity.
We believe that continued compliance with foreign, federal, state, and local laws and regulations which have been enacted relating to the protection of the environment will not have a material effect on our capital expenditures, earnings, or competitive position. We believe capital expenditures for environmental control equipment during the next two fiscal years ending June 30, 2021 will not represent a material portion of total capital expenditures during those years.
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
Employees

	June 30, 2019	June 30, 2018
United States	2,982	2,921
Foreign Countries	145	153
Total Employees	3,127	3,074
Our U.S. operations are not subject to collective bargaining arrangements. Outside of the U.S., approximately 43 employees are represented by worker’s unions that operate to promote the interests of workers. We believe that our employee relations are good.
Available Information
We make available free of charge through our website, www.kimballinternational.com/public-filings, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our Internet website and the information contained on, or accessible through, such website is not incorporated into this Annual Report on Form 10-K.
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
We may not be successful in implementing and managing our Kimball International Connect Strategy. In May 2019, we introduced our comprehensive Kimball International Connect strategy that is intended to connect our purpose, our people, and our brands to drive growth. The execution of this strategy involves risk, as management’s focus and Company resources could be diverted from our core operations, growth in our business could lead to operating inefficiencies, our corporate culture could be disrupted, which could lead to employee attrition, and our revenues could fall or could fail to grow as intended, any of which would have an adverse impact on our financial condition, results of operations, or cash flows.
Our restructuring efforts may not be successful. In June 2019, we announced a transformation restructuring plan that is intended to optimize resources for future growth, improve efficiency, and build capabilities across our organization. A critical component of our transformation restructuring plan is the transfer of production among facilities, which may result in management’s focus being diverted from our core operations, manufacturing inefficiencies, and excess working capital during the transition period. We are also creating center-led functions for finance, human resources, information technology and legal functions and are centralizing our supply chain efforts. The transition to center-led functions involves risk, as management’s focus could be diverted from our core operations. In addition, Kimball brand selling resources are being reallocated to higher-

growth markets, and we plan to exit four furniture showrooms across our brands during fiscal year 2020, which could cause a temporary or permanent decline in revenues as the reallocation of resources is being implemented or if anticipated revenues are not realized in the higher-growth markets. The successful execution of our transformation restructuring plan is also dependent on the realization of cost savings, and, even if successful, the transformation restructuring plan may not be accomplished as quickly or effectively as anticipated.
Changes to government regulations may significantly increase our operating costs in the United States and abroad. Legislative and regulatory reforms by the U.S. federal and foreign governments could significantly impact our profitability by burdening us with forced cost choices that are difficult to recover with increased pricing. For example:

•
We depend on suppliers globally to provide materials, parts, finished goods, and components for use in our products. We utilize both steel and aluminum in our products, most of which is sourced domestically. The U.S. originally imposed tariffs of 25% on steel and 10% on aluminum imported from several countries, effective in June 2018, which has adversely impacted our input costs. The government expanded its list of products subject to tariffs to include furniture products, parts, and components at a 10% rate effective September 2018, increasing to an effective rate of 25% effective in June 2019, which increased the landed cost of our products. These various actions and the potential for further tariff increases have prompted other countries to consider, and in some instances implement, retaliatory tariffs. Additional tariffs or changes in global trade agreements or in U.S. governmental import/export regulations could cause the landed cost of our products to increase materially and could reduce our net income if we are unable to mitigate the additional cost, which would have an adverse impact on our financial condition, results of operations, or cash flows.

•
We conduct business with entities in Canada and Mexico; therefore, the replacement to the North American Free Trade Agreement (NAFTA) being negotiated by the U.S., Mexico, and Canada, which is called the United States–Mexico–Canada Agreement (USMCA), could result in increased regulation on, or otherwise impact, trade between the countries, which could have an adverse impact on our financial condition, results of operations, or cash flows.

•
We import a portion of our wooden furniture products and are thus subject to an anti-dumping tariff specifically on wooden bedroom furniture supplied from China. The tariffs are subject to review and could result in retroactive and prospective tariff rate increases, which could have an adverse impact on our financial condition, results of operations, or cash flows.

•
State and foreign regulations are increasing in many areas, such as hazardous waste disposal, labor relations, employment practices and data privacy, including the California Consumer Privacy Act, among others. Compliance with privacy regulations requires us to change our processes in order to track personal information collected from consumers and implement procedures to obtain consent from consumers regarding the usage of their information. These additional processes, or any violations of these state and foreign regulations, could have an adverse impact on our financial condition, results of operations, or cash flows.

We may be unable to purchase a sufficient amount of materials, parts, and components for use in our products at a competitive price, in a timely manner, or at all. We depend on suppliers globally to provide timely delivery of materials, parts, and components for use in our products. We monitor the financial stability of suppliers when feasible, as the loss of a significant supplier could have an adverse impact on our operations. Certain finished products and components we purchase are primarily manufactured in select regions of the world, and issues in those regions could cause manufacturing delays. In addition, delays can occur related to the transport of products and components via container ships, which load and unload through various U.S. ports that sometimes experience congestion. Price increases of commodity components could have an adverse impact on our profitability if we cannot offset such increases with other cost reductions or by price increases to customers. New tariffs or trade regulations which have been and could be imposed by the U.S. federal government may adversely impact our access, price, and delivery of finished products and components from foreign sources, and therefore adversely affect our profitability. Materials we utilize are generally available, but future availability is unknown and could impact our ability to meet customer order requirements. If suppliers fail to meet commitments to us in terms of price, delivery, or quality, it could interrupt our operations and negatively impact our ability to meet commitments to customers.
Uncertain macroeconomic and industry conditions, or a sustained slowdown or significant downturn in our markets, could adversely impact demand for our products and adversely affect operating results. Market demand for our products, which impacts revenues and gross profit, is influenced by a variety of economic and industry factors such as:

•	global consumer confidence;

•	volatility and the cyclical nature of worldwide economic conditions;

•	weakness in the global financial markets;

•	general corporate profitability of the end markets to which we sell;

•	credit availability to the end markets to which we sell;

•	service-sector unemployment rates;

•	commercial property vacancy rates;

•	non-residential construction and refurbishment rates;

•	deficit status of many governmental entities which may result in declining purchases of office furniture;

•	uncertainty surrounding potential reform of the Affordable Care Act; and

•	new hotel and casino construction and refurbishment rates.
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
A shortage of capacity in the trucking industry could drive increases in freight costs. We outsource inbound and outbound shipping to third-party contract carriers, including a dedicated freight provider that operates transportation equipment with our Company branding, and other commercial contract carriers. We may experience pressure on freight costs if our demand exceeds the capacity of available trucking fleets, particularly for commercial contract carriers. In periods of tight capacity, we may be unable to mitigate a freight cost increase through our supply chain planning or by increasing prices on our products, which could adversely affect our profitability.
Changes in U.S. fiscal and tax policies may adversely affect our business. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act reduced federal corporate income tax rates effective January 1, 2018 and changed numerous other provisions. Because Kimball International has a June 30 fiscal year-end, the lower corporate federal income tax rate was phased in, resulting in a U.S. federal statutory tax rate of 28.1% for our fiscal year ended June 30, 2018. The statutory federal tax rate is 21% for our fiscal year ended June 30, 2019 and subsequent fiscal years. The changes included in the Tax Act are broad and complex and could be further impacted by, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, or any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. States or foreign jurisdictions may amend their tax laws and policies in response to the Tax Act, which could have a material impact on our future results and our effective tax rate.
Fluctuations in our effective tax rate could have a significant impact on our financial position, results of operations, or cash flows. We are subject to income taxes as well as non-income based taxes, mainly in the United States. Judgment is required in determining the worldwide provision for income taxes, other tax liabilities, interest, and penalties. Future events could change management’s assessment. We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We have also made assumptions about the realization of deferred tax assets. Changes in these assumptions could result in a valuation allowance for these assets. Final determination of tax audits or tax disputes may be different from what is currently reflected by our income tax provisions and accruals, which could adversely impact our financial position, results of operations, or cash flows.
Our failure to retain our existing management team, maintain our engineering, technical, and manufacturing process expertise, or continue to attract qualified personnel could adversely affect our business. We depend significantly on our executive officers and other key personnel. Our success is also dependent on keeping pace with technological advancements and adapting services to provide manufacturing capabilities that meet customers’ changing needs. To do that, we must retain our qualified engineering and technical personnel and successfully anticipate and respond to technological changes in a cost effective and timely manner. Our culture and guiding principles focus on continuous training, motivation, and development of employees, and we strive to attract, motivate, and retain qualified personnel. Failure to retain our executive officers and retain and attract other key personnel could adversely affect our business.
Turnover in personnel could cause manufacturing inefficiencies. The demand for manufacturing labor in certain geographic areas makes retaining experienced production employees difficult. Turnover could result in lost time due to inefficiencies and the need for additional training, which could impact our operating results.
Our sales to the U.S. government are subject to compliance with regulatory and contractual requirements, and noncompliance could expose us to liability or impede current or future business. The U.S. government, as well as state and local governments, can typically terminate or modify their contracts with us either at their discretion or if we default by failing to perform under the terms of the applicable contract, which could expose us to liability and impede our ability to compete in the future for contracts and orders. The failure to comply with regulatory and contractual requirements could subject us to investigations, fines, or other penalties, and violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting.
We may pursue acquisitions that present risks and may not be successful. Our sales growth plans may occur through both organic growth and acquisitions. Acquisitions involve many risks that could have an adverse effect on our business, financial condition or results of operations, including:

•	difficulties in identifying suitable acquisition candidates and in negotiating and consummating acquisitions on terms attractive to us;

•	difficulties in the assimilation of the operations of the acquired company;

•	the diversion of resources, including diverting management’s attention from our current operations;

•	risks of entering new geographic or product markets in which we have limited or no direct prior experience;

•	the potential loss of key customers, suppliers and employees of the acquired company;

•	the potential incurrence of indebtedness to fund the acquisition;

•	the potential issuance of common stock for some or all of the purchase price, which could dilute ownership interests of our current shareholders;

•	the acquired business not achieving anticipated revenues, earnings, cash flow, or market share;

•	excess capacity;

•	failure to achieve the expected synergies resulting from the acquisition;

•	inaccurate assessment of undisclosed, contingent, or other liabilities or problems and unanticipated costs associated with the acquisition;

•	incorrect estimates made in accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill that could adversely affect our financial results; and

•	dilution of earnings.
We may not be successful in launching start-up operations or expanding our business in digital marketplaces. We are committed to growing our business, and therefore from time to time, we may determine that it would be in our best interests to start up a new operation or establish a digital presence to sell certain products. Start-up operations involve a number of risks and uncertainties, such as funding the capital expenditures related to the start-up operation, developing a management team for the new operation, diversion of management focus away from current operations, and creation of excess capacity. The risks and uncertainties that come with a digital presence include competition from more established competitors in the marketplace, responding quickly to consumer traffic patterns, supporting demand outside our current distribution channels, and additional cybersecurity risks. Any of these risks could have a material adverse effect on our financial position, results of operations, or cash flows.
Our business depends on information technology systems and digital capabilities that are implemented in a manner intended to minimize the risk of a cybersecurity breach or other such threat, including the misappropriation of assets or other sensitive information or data corruption, which could cause operational disruption. An ongoing commitment of significant resources is required to maintain and enhance our existing information systems and implement the new and emerging technology necessary to meet customer expectations and compete in our markets. The techniques used to obtain unauthorized access change frequently and are not often recognized until after they have been launched. We recognize that any breach could disrupt our operations, damage our reputation, erode our share value, drive remediation expenses, or increase costs related to the mitigation of, response to, or litigation arising from any such issue. We cannot guarantee that our cybersecurity measures will completely prevent others from obtaining unauthorized access to our enterprise network, system and data.
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
We operate in a highly competitive environment and may not be able to compete successfully. The office and hospitality furniture industries are competitive due to numerous global manufacturers competing in the marketplace. In times of reduced demand for office furniture, large competitors may have greater efficiencies of scale or may apply more pressure to their aligned distribution to sell their products exclusively, which could lead to reduced opportunities for our products. While we work toward reducing costs to respond to pricing pressures, if we cannot achieve proportionate reductions in costs, profit margins may suffer.
Our operating results could be adversely affected by increases in the cost of fuel and other energy sources. The cost of energy is a critical component of freight expense and the cost of operating manufacturing facilities. Increases in the cost of energy could reduce our profitability.
A change in our sales mix among our diversified product offerings could have a negative impact on our gross profit margin. Changes in product sales mix could negatively impact our gross margin, as margins of different products vary. We strive to improve the margins of all products, but certain products have lower margins in order to price the product competitively. An increase in the proportion of sales of products with lower margins could have an adverse impact on our financial position, results of operations, or cash flows.
Our international operations involve financial and operational risks. We have a manufacturing operation outside the United States in Mexico, and administrative offices in China and Vietnam that coordinate with suppliers in those countries. These international operations are subject to a number of risks, including the following:

•	economic and political instability;

•	various and potentially conflicting cultural norms and business practices;

•	warfare, riots, terrorism, and other forms of violence or geopolitical disruption;

•	compliance with laws, such as the Foreign Corrupt Practices Act, applicable to U.S. companies doing business outside the United States;

•	changes in foreign regulatory requirements and laws;

•	health and security issues;

•	tariffs and other trade barriers;

•	potentially adverse tax consequences, including the manner in which multinational companies are taxed in the U.S.; and

•	foreign labor practices.
These risks could have an adverse effect on our financial position, results of operations, or cash flows. In addition, fluctuations in exchange rates could impact our operating results. Our risk management strategy may include the use of derivative financial instruments to hedge certain foreign currency exposures. Any hedging techniques we implement contain risks and may not be entirely effective. Exchange rate fluctuations could also make our products more expensive than a competitor's products not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.
If efforts to introduce new products or start-up new programs are not successful, this could limit sales growth or cause sales to decline. We regularly introduce new products to keep pace with workplace trends and evolving regulatory and industry requirements, including environmental, health, and safety standards such as sustainability and ergonomic considerations, and similar standards for the workplace and for product performance. Shifts in workforce demographics, working styles, and technology may impact the quantity and types of furniture products purchased by our customers, as commercial private office spaces occupy smaller footprints and collaborative, open-plan workstations gain popularity. The introduction of new products or the start-up of new programs require the coordination of the design, manufacturing, and marketing of such products. The design and engineering required for certain new products or programs can take an extended period of time, and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular product or program may be delayed or may be less successful than we originally anticipated. Difficulties or delays in introducing new products or programs, or lack of customer acceptance of new products or programs could limit sales growth or cause sales to decline.
If customers do not perceive our products and services to be innovative and of high quality, our brand and name recognition and reputation could suffer. We believe that establishing and maintaining good brand and name recognition and a good reputation is critical to our business. Promotion and enhancement of our name and brands will depend on the effectiveness of marketing and advertising efforts and on successfully providing design-driven, innovative, and high-quality products and superior services. If customers do not perceive our products and services to be design-driven, innovative, and of high quality, our reputation, brand and name recognition could suffer, which could have a material adverse effect on our business.
A loss of independent sales representatives, dealers, or other sales channels could lead to a decline in sales. Our commercial furniture is marketed to end users through both independent and employee sales representatives, commercial furniture dealers, wholesalers, brokers, designers, purchasing companies, and catalog houses. Our hospitality furniture is marketed to end users using independent sales representatives. A significant loss within any of these sales channels could result in a sales decline and thus have an adverse impact on our financial position, results of operations, or cash flows. Additionally, transitions within our sales organization to higher growth markets within our Kimball brand and our planned closure of four furniture showrooms across our brands could negatively affect our current commercial relationships, which could have an adverse impact on our financial position, results of operations or cash flows.
Failure to effectively manage working capital may adversely affect our cash flow from operations. We closely monitor inventory and receivable efficiencies and strive to improve these measures of working capital, but customer financial difficulties, cancellation or delay of customer orders, transfers of production among our manufacturing facilities, or manufacturing delays could adversely affect our cash flow from operations.
We could incur losses due to asset impairment. As business conditions change, we must continually evaluate and work toward the optimum asset base. It is possible that certain assets such as, but not limited to, facilities, equipment, lease assets, goodwill, or other intangible assets, could be impaired at some point in the future depending on changing business conditions. Goodwill and certain intangible assets are tested for impairment annually or when triggering events occur. Such resulting impairment could have an adverse impact on our financial position and results of operations.
A failure to comply with the financial covenants under our $30.0 million credit facility could adversely impact us. Our credit facility requires us to comply with certain financial covenants. We believe the most significant covenants under this credit facility are the adjusted leverage ratio and the fixed charge coverage ratio. More detail on these financial covenants is discussed in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K. As of June 30, 2019, we had no borrowings under this credit facility and we had $1.5 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. In the future, a default on the financial covenants under our credit facility could cause an increase in our borrowing rates or could make it more difficult for us to secure future financing, which could adversely affect our financial condition. We expect to negotiate a new credit facility to replace this credit facility prior to its October 2019 expiration. However, changing conditions in the credit markets or unforeseen circumstances could adversely impact the replacement of this credit facility, and if we are not able to replace this credit facility upon its expiration or on similar terms, it could adversely affect our financial condition.
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
We may be sued by third parties for alleged infringement of their intellectual property rights and incur substantial litigation or other costs. Prior to launching major new products in our key markets, we normally evaluate existing intellectual property rights. However, our competitors may have filed for patent protection that is not, at the time of our evaluation, a matter of public knowledge. Our efforts to identify and avoid infringing upon third parties' intellectual property rights may not be successful. We could be notified of a claim regarding intellectual property rights, which could lead us to spend time and money to defend or address the claim. Even if the claim is without merit, it could result in substantial costs and diversion of resources.
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

Increases in the cost of providing employee healthcare benefits could reduce our profitability. There may continue to be upward pressure on the cost of providing healthcare benefits to our employees. We are self-insured for healthcare benefits, so we incur the cost of claims, including catastrophic claims that may occasionally occur, with employees bearing only a limited portion of healthcare costs through employee healthcare premium withholdings. There can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce our profitability.
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
Natural disasters or other catastrophic events may impact our production schedules and, in turn, negatively impact profitability. Natural disasters or other catastrophic events, including severe weather, terrorist attacks, power interruptions, and fires, could disrupt operations and likewise our ability to produce or deliver products. Our manufacturing operations require significant amounts of energy, including natural gas and oil, and governmental regulations may control the allocation of such fuels. Employees are an integral part of our business, and events such as a pandemic could reduce the availability of employees reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and our business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in delayed or lost sales of our products. In addition, any continuing disruption in our computer system could adversely affect our ability to receive and process customer orders, manufacture products, and ship products on a timely basis, and could adversely affect relations with our customers, potentially resulting in a reduction in orders from customers or a loss of customers. We maintain insurance to help protect us from costs relating to some of these matters, but such insurance may not be sufficient or paid in a timely manner to us in the event of such an interruption.
The value of our common stock may experience substantial fluctuations for reasons over which we may have little control. The value of our common stock could fluctuate substantially based on a variety of factors, including, among others:

•	actual or anticipated fluctuations in operating results;

•	announcements concerning our Company, competitors, or industry;

•	overall volatility of the stock market;

•	changes in the financial estimates of securities analysts or investors regarding our Company, the industry, or competitors;

•	general market or economic conditions; and

•	proxy contests or other shareholder activism.
We also provide financial objectives for our expected operating results for future periods. While the information is provided based on current and projected data about the markets we deliver to and our operational capacity and capabilities, the financial objectives are subject to risks and uncertainties. If our future results do not match our financial objectives for a particular period, or if the financial objectives are reduced in future periods, the value of our common stock could decline.
Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in results of operations and general economic, political, and market conditions, may adversely affect the value of our common stock.
Item 1B - Unresolved Staff Comments
None.

Item 2 - Properties
The location, number, and use of our major facilities, including our executive and administrative offices, as of June 30, 2019, are as follows:

	Number of Facilities	Use
North America
United States:
Indiana	15	Manufacturing, Warehouse, Office
Kentucky	2	Manufacturing, Office
California	1	Warehouse, Office
Virginia	1	Manufacturing, Warehouse, Office
Maryland	1	Manufacturing, Warehouse, Office
Pennsylvania	1	Manufacturing, Warehouse
Mexico	1	Manufacturing, Office
Asia
China	1	Office
Vietnam	1	Office
Total Facilities	24
The listed facilities occupy approximately 3,457,000 square feet in aggregate as of June 30, 2019, of which approximately 3,050,000 square feet are owned, and 407,000 square feet are leased.
During the second quarter of fiscal year 2019, we acquired substantially all of the assets of David Edward, which is headquartered in Baltimore, Maryland, and additional production facilities in Red Lion, Pennsylvania, which resulted in our acquisition of 103,000 square feet and 132,000 square feet of leased space, respectively.
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
Operating leases for all facilities and related land, including thirteen leased office furniture showroom facilities that are not included in the table above, total 496,000 square feet and expire from fiscal year 2020 to 2027 with many of the leases subject to renewal options. The leased showroom facilities are in six states and the District of Columbia. As part of our transformation restructuring plan, during fiscal year 2020 we plan to exit our leased manufacturing facility in Martinsville, Virginia and four leased furniture showrooms. See Note 9 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information concerning leases.
We own approximately 331 acres of land, which includes land where various facilities reside, including approximately 115 acres of land in the Kimball Industrial Park, Jasper, Indiana.
Item 3 - Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation, individually and in the aggregate, is not expected to have a material adverse impact.
Item 4 - Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
Our executive officers as of August 27, 2019 are as follows:
(Age as of August 27, 2019)

Name	Age	Office and Area of Responsibility	Executive Officer Since Calendar Year
Kristine L. Juster	56	Chief Executive Officer & Director, Kimball International	2018
Donald W. Van Winkle	58	President, Chief Operating Officer, Kimball International	2010
Michelle R. Schroeder	54	Vice President, Chief Financial Officer, Kimball International	2003
R. Gregory Kincer	61	Vice President, Corporate Development, Kimball International	2014
Julia E. Heitz Cassidy	54	Vice President, Chief Ethics & Compliance Officer, General Counsel and Secretary, Kimball International	2014
Lonnie P. Nicholson	55	Vice President, Chief Administrative Officer, Kimball International	2014
Kourtney L. Smith	49	Vice President, Kimball International; President, National Office Furniture	2015
Katherine S. Sigler	56	Vice President, Kimball International; President, Kimball Hospitality	2018
Koorosh Sharghi	33	Vice President, Strategy & Transformation, Kimball International	2019
Phyllis M. Goetz	59	Vice President, Kimball International; President, Kimball	2019
Executive officers are elected annually by the Board of Directors.
Ms. Juster was appointed Chief Executive Officer in November 2018 and has served as a member of our Board of Directors since April 2016. Prior to her appointment as Chief Executive Officer, Ms. Juster served for over 20 years as a Global Executive at Newell Brands, Inc. (“Newell”), a leading global consumer goods and commercial products company, until her retirement from Newell in April 2018. During her tenure at Newell, Ms. Juster served as President of the Global Writing Segment from May 2014 until her retirement in April 2018, as President of Newell’s Baby and Parent Segment from November 2011 to April 2014, and in other roles of increasing responsibility since joining Newell in 1995, including serving as President of Newell’s Home Décor Segment and President of Newell’s Culinary Lifestyles Segment.
Mr. Van Winkle was appointed President, Chief Operating Officer in November 2014 and has also served as Interim President, Kimball from March 2019 until July 2019. As part of our transformation restructuring plan, the positions of President and Chief Operating Officer are being eliminated effective September 30, 2019. Mr. Van Winkle previously served as Executive Vice President, President — Furniture Group from March 2014 to November 2014. He also served as Vice President, President — Office Furniture Group from February 2010 until November 2013 when he was appointed Executive Vice President, President — Office Furniture Group. He had previously served as Vice President, General Manager of National from October 2003 until February 2010, and prior to that served as Vice President, Chief Finance and Administrative Officer for the Furniture Brands Group, as well as other key finance roles within our Furniture business since joining the Company in January 1991.
Ms. Schroeder was appointed Vice President, Chief Financial Officer in November 2014. She previously served as Vice President and Chief Accounting Officer, a position she assumed in May 2009. She was appointed to Vice President in December 2004, served as Corporate Controller from August 2002 until May 2009, and prior to that served as Assistant Corporate Controller and Director of Financial Analysis. As Chief Financial Officer, Ms. Schroeder has responsibility for the accounting, internal audit, investor relations, tax and treasury functions, as well as setting financial strategy and policies for the Company.
Mr. Kincer was appointed Vice President, Corporate Development in November 2014. Prior to that, he served as Vice President, Business Development, Treasurer since 2006 with responsibility for global treasury operations managing Company-wide liquidity, commercial banking relationships, corporate debt facilities, foreign exchange risk, and insurance programs, as well as the evaluation of acquisition opportunities. He also served in various finance and leadership roles of progressing responsibility since joining the Company in 1994.
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
Mr. Nicholson was appointed Vice President, Chief Administrative Officer in February 2015 with responsibility for the human resources and information technology functions. He also served as Vice President, Chief Information Officer from January 2014 until March 2015. Throughout 2013 he served as Director, Business Analytics and then Vice President, Business Analytics, with oversight of strategic application of data analysis, social media and mobile computing in support of the growth of our information management into more predictive analysis in order to build greater responsiveness to customer needs and improve operational decision making. He also served as Director of Organizational Development from November 2011 until January 2013, and Director of Employee Engagement from November 2008 until November 2011 following other roles of advancing responsibility in the areas of application development, systems analysis, process re-engineering, lean/continuous improvement and enterprise resource planning since joining the Company in 1986.
Ms. Smith was appointed President, National Office Furniture in January 2018 and has served as Vice President of Kimball International, Inc. since October 2015. Prior to January 2018, she held the position of President, Kimball Hospitality from August 2015 until January 2018, where she was responsible for strategic growth and direction. Previously, she served as Vice President, Marketing for National Office Furniture, a position she assumed in 2010, where she led product development, marketing, sustainability, vertical markets, and increasing brand awareness in the architect and design community. Prior to that, she held various other roles of increasing responsibility in marketing, product development, sales and service. She has over 25 years of experience in the office and hospitality industries.
Ms. Sigler was appointed President, Kimball Hospitality and also appointed a Vice President of Kimball International, Inc. in January 2018. She is responsible for the strategic growth and direction of Kimball Hospitality. Prior to that, she served as Vice President, Operations, for the Kimball brand from February 2015 until January 2018, where she was responsible for the strategic and day-to-day execution of all direct manufacturing and manufacturing support (engineering, global supply chain, quality and continuous improvement) functions. From December 2012 until February 2015, she served as Director of Operations of a Kimball brand manufacturing facility. From August 2004 to December 2012, she held operational leadership roles of increasing responsibility within the Kimball brand. Before her time with the Kimball brand, Ms. Sigler held numerous roles in Kimball Hospitality from 1992 to 2004, including customer service, master scheduling, sales operations management, demand management, and program management.
Mr. Sharghi was appointed Vice President, Strategy and Transformation in March 2019. He is responsible for leading our transformational growth strategy and integration efforts and partnering with our executive management to execute our business strategy in the Kimball, National, and Kimball Hospitality businesses, in alignment with our long-term growth strategy. Prior to joining the Company, Mr. Sharghi led the centralization of the global marketing function at Radio Systems Corporation, a pet products manufacturing company, as the Head of Global Marketing from April 2018 until March 2019. He also held a variety of senior strategy and operations leadership roles at Newell, where he served as Director of Marketing Operations and Strategy from March 2016 until April 2018, Senior Manager of Marketing Operations from June 2014 until March 2016, and Senior Finance Manager of Corporate Business Planning and Analysis from April 2013 until June 2014.
Ms. Goetz was appointed President, Kimball and also appointed a Vice President of Kimball International, Inc, in July 2019. She is responsible for the overall leadership of the Kimball brand strategic plan, its activation, and the full operations of the business unit. In this role, she is responsible for designing and executing growth initiatives and developing relationships with dealer networks, design firms, trade associations, national accounts, and the industry value chain. Prior to joining the Company, Ms. Goetz was Senior Vice President, Chief Development Strategist at HKS, Inc., an architectural firm, from October 2017 until July 2019. Her career also included multiple leadership roles at Herman Miller, Inc. from June 2011 until October 2017 that included National Director A&D Healthcare from October 2015 until October 2017 and Director of Strategic Sales Initiatives for Herman Miller Healthcare from June 2011 until October 2015. She was also one of the founders of Nurture, which is the Healthcare business for Steelcase, Inc., during her 16-year career with Steelcase.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our Class B common stock trades on the Nasdaq Global Select Market under the symbol: KBAL. There is no established public trading market for our Class A common stock. However, Class A shares are convertible on a one-for-one basis into Class B shares.
Dividends declared on our Class A and Class B common stock totaled $11.9 million and $10.5 million for fiscal years 2019 and 2018, respectively. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis.
Shareholders
On August 19, 2019, our Class A common stock was owned by 103 shareholders of record, and our Class B common stock was owned by 1,224 shareholders of record, of which 46 also owned Class A common stock. The shares of our Class B common stock are equal to the shares of our Class A common stock with respect to all matters, including without limitation, dividend payments and voting rights, except that while Class A shares are convertible on a one-for-one basis into Class B shares, our Class B shares cannot be converted into Class A shares.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters of Part III of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On February 7, 2019 an additional two million shares of common stock were authorized by the Board of Directors for repurchase. The Board of Directors can discontinue this repurchase program at any time. At June 30, 2019, 2.7 million shares remained available under the repurchase program.
During fiscal years 2019 and 2018, we repurchased 0.6 million and 0.5 million shares, respectively, of our common stock. We did not repurchase any shares under the repurchase program during the fourth quarter of fiscal year 2019.

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
The first graph below compares the cumulative total return to shareholders of our common stock from June 30, 2014 through June 30, 2019, the last business day in the respective fiscal years, to the cumulative total return of the Nasdaq Stock Market (U.S. and Foreign) and a peer group index for the same period of time.
The spin-off of Kimball Electronics is reflected as an increase in the total cumulative return to shareholders as a result of each shareholder receiving a distribution of three shares of Kimball Electronics for every four shares of the Company. The increase in the total cumulative return was calculated based on the value of Kimball Electronics stock, using a 30-day volume weighted average price calculation to eliminate the impact of stock price volatility immediately after the October 31, 2014 spin-off date.
Due to the diversity of our operations prior to the spin-off date, we are not aware of any public companies that are directly comparable. Therefore, the peer group index is comprised of publicly traded companies in both the furniture industry and in our former EMS segment, as follows:
Furniture peers:  HNI Corporation, Knoll, Inc., Steelcase Inc., Herman Miller, Inc.
EMS peers (applicable through the October 31, 2014 spin-off):  Benchmark Electronics, Inc., Jabil Inc., Plexus Corp.
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

The graph assumes $100 is invested in our Class B common stock and each of the two indexes at the closing market quotations on June 30, 2014 and that dividends and the Kimball Electronics spin-off stock distribution are reinvested in Kimball International. The performances shown on the graph are not necessarily indicative of future price performance.

	2014	2015	2016	2017	2018	2019
Kimball International, Inc.	$100.00	$131.97	$126.13	$187.83	$184.74	$203.41
Nasdaq Composite Index	$100.00	$114.44	$112.51	$144.35	$178.42	$192.30
Peer Group Index	$100.00	$112.34	$104.24	$99.35	$103.71	$124.65

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

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2019	2018	2017	2016	2015
Net Sales	$768,070	$704,554	$692,967	$635,102	$600,868
Income from Continuing Operations	$39,344	$34,439	$37,506	$21,156	$11,143
Earnings Per Share from Continuing Operations:
Basic:	$1.07	$0.92	$1.00	$0.56
Class A					$0.25
Class B					$0.29
Diluted:	$1.06	$0.92	$0.99	$0.56
Class A					$0.25
Class B					$0.29
Total Assets	$364,666	$331,460	$314,975	$273,570	$265,279
Long-Term Debt, Less Current Maturities	$136	$161	$184	$212	$241
Cash Dividends Per Share:	$0.32	$0.28	$0.24	$0.22
Class A					$0.195
Class B					$0.20
Our fiscal year 2018 and fiscal year 2017 results have been recast to reflect the impact of the adoption of guidance on the recognition of revenue from contracts with customers using the full retrospective transition method.
On October 31, 2014, we completed the spin-off of our EMS segment. The EMS segment was reclassified to discontinued operations in the Consolidated Statements of Income for all periods presented. Discontinued operations did not have an impact on the financial results of fiscal years 2019, 2018, 2017 and 2016. The preceding table excludes all income statement activity of the discontinued operations.
Fiscal year 2019 income from continuing operations included $0.7 million ($0.02 per diluted share) of after-tax restructuring expenses and $1.5 million ($0.04 per diluted share) of after-tax CEO transition costs.
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
For over 65 years, Kimball International, Inc. (the “Company,” “Kimball International,” “we,” “us,” or “our”) has created design-driven, innovative furnishings that have helped our customers shape spaces into places that bring possibility to life by enabling collaboration, discovery, wellness, and relaxation. We go to market through our family of brands: Kimball, National, Kimball Hospitality, David Edward, and D’style by Kimball Hospitality. Our values and integrity are demonstrated daily by embracing our purpose and guiding principles while fostering a culture of caring that establishes us as an employer of choice. We build success through nurturing long-term relationships with customers, employees, suppliers, shareholders and the communities in which we operate.
We closely monitor key indicators for the markets in which we compete. As reported by the Business and Institutional Furniture Manufacturer Association (“BIFMA”), the forecast by IHS Markit, a global information provider, as of January 2019 for the North American commercial furniture market, which they define as including office, education, and healthcare furniture products, projects a year-over-year increase of 3.3% for calendar year 2019. The forecast for two of the leading indicators for the hospitality furniture market in the August 2019 PwC Hospitality Directions U.S. report includes a projected increase in RevPAR (Revenue Per Available Room) of 1.1% for calendar year 2019 and 1.0% for calendar year 2020, while occupancy levels for calendar 2019 and 2020 continue to hover at peak levels.
Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
‘Kimball International Connect’ Strategy - In May 2019, Kimball International introduced a comprehensive strategy to connect our purpose, our people, and our brands to drive growth and unlock the Company’s full potential. Kimball International Connect seeks to enable the power of our people and position our organization to engage at higher levels of collaboration and interdependence. We believe this strategy will successfully position us for the future and result in enhanced shareholder value over the long term. Our Kimball International Connect Strategy is comprised of four pillars:

•
Inspire Our People: Leveraging our legacy of a bold and entrepreneurial spirit, we are working to cultivate a high-performance, caring culture. We unveiled our new purpose to our employees on May 9, 2019 and are investing in our training, technology and systems to remain an employer of choice and a great place to work.

•
Build Our Capabilities: We are creating center-led functions, including finance, human resources, information technology and legal and are centralizing supply chain leadership to reduce duplication, deliver efficiencies, and drive consistency. We are also adopting ways of working to ensure the use of common best practices and approaches. To achieve our goals, we established a Program Management Office to oversee execution.

•
Fuel Our Future: We are driving lean throughout the organization, removing duplication at the business level, and infusing capital to accelerate efficiencies. Related to this, we are employing a more metrics-based approach and driving toward more formal standardized operating practices.

•
Accelerate Our Growth: We are continuing to advance new product development across our brands, selectively expanding our verticals and channels, including healthcare and e-commerce, and driving commercial excellence. We believe by being our customers’ first choice for shaping places that bring collaboration, discovery, wellness and relaxation to life, we will capture greater market share.

•
Transformation Restructuring Plan - In June 2019, we announced a transformation restructuring plan that is expected to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe the transformation restructuring plan will establish a more cost-efficient structure to better align our operations with our long-term strategic goals. The efforts are expected to generate annualized pre-tax savings of approximately $10.0 million when the transformation restructuring plan is fully implemented. We estimate pre-tax restructuring charges incurred through the end of fiscal year 2020 will be approximately $8.0 million to $9.0 million. The transformation restructuring plan includes the following:

•
Our overall manufacturing facility footprint is being reviewed to reduce excess capacity and gain efficiencies. We plan to exit a leased seating manufacturing facility in Martinsville, Virginia in the second half of fiscal year 2020 and are evaluating our production capabilities and capacity across our organization to identify additional opportunities.

•
The creation of center-led functions for finance, human resources, information technology and legal functions is expected to result in the standardization of processes and the elimination of duplication. In addition, we are centralizing our supply chain efforts to maximize supplier value and plan to drive more efficient practices and operations within our logistics function.

•	Kimball brand selling resources are being reallocated to higher-growth markets. We also plan to exit four leased furniture showrooms across our brands during fiscal year 2020.

•
On October 23, 2018, our Board of Directors (“Board”) appointed Kristine L. Juster as Chief Executive Officer, effective November 1, 2018, to succeed Robert F. Schneider who retired as Chief Executive Officer and Chairman of the Board on October 31, 2018. Ms. Juster, an independent member of the Board and a member of the Audit Committee from April 2016 until her appointment as Chief Executive Officer, continues to serve as a member of the Board. Ms. Juster served for over 20 years as a Global Executive at Newell Brands, Inc., a leading global consumer goods and commercial products company (“Newell”), until her retirement from Newell in April 2018. During her tenure at Newell, Ms. Juster served as President of the Global Writing Segment from May 2014 until her retirement in April 2018, as President of Newell’s Baby and Parent Segment from November 2011 to April 2014, and in other roles of increasing responsibility since joining Newell in 1995, including serving as President of Newell’s Home Décor Segment and President of Newell’s Culinary Lifestyles Segment.

•
Productivity and lean initiatives resulted in approximately $10 million of cost savings in fiscal year 2019. These initiatives included investments in equipment and automation at our production facilities to improve production flow and increase efficiency, improvements in transportation and warehousing processes, and other various lean initiatives across all areas of our Company.

•
On October 26, 2018, we acquired substantially all of the assets and assumed certain specified limited liabilities of David Edward Furniture, Inc. (“David Edward”), which is headquartered in Baltimore, Maryland. David Edward is a premier designer and manufacturer of contract furniture, sold in the healthcare, corporate, education, and premium hospitality markets. David Edward products are sold primarily in the North American market. David Edward’s products are generally specified by architects and designers, represented through a network of independent representatives, and sold through authorized furniture dealerships. The David Edward product portfolio consists of classic and contemporary designs, focused primarily in the seating, tables, and ancillary furniture categories. In conjunction with the asset acquisition, we leased the two existing David Edward production facilities in Baltimore, Maryland and Red Lion, Pennsylvania. See Note 2 - Acquisitions in the Notes to Consolidated Financial Statements for additional information.

•
On November 6, 2017, we successfully completed the acquisition of certain assets of D’style, Inc. (“D’style”) and all of the capital stock of Diseños de Estilo S.A. de C.V., which included administrative and sales offices and warehousing in Chula Vista, California and a manufacturing location in Tijuana, Mexico. The acquisition expanded our hospitality offerings beyond guest rooms to public spaces and provided new mixed material manufacturing capabilities. See Note 2 - Acquisitions in the Notes to Consolidated Financial Statements for additional information.

•
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act reduced federal corporate income tax rates effective January 1, 2018 and changed numerous other provisions. Because we have a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal tax rate of 28.1% for our fiscal year ended June 30, 2018. The statutory federal tax rate was 21.0% for our fiscal year ended June 30, 2019 and will be the same in subsequent years.

•
We expect commodity prices to moderate, but we will continue to be exposed to fluctuations in transportation costs, which vary based upon freight carrier capacity and fuel prices. We utilize both steel and aluminum in our products, most of which is sourced domestically. The U.S. originally imposed tariffs of 25% on steel and 10% on aluminum imported from several countries effective June 2018. The government expanded its list of products subject to tariffs to include furniture products, parts, and components at a 10% rate effective September 2018, increasing to a 25% rate effective June 2019. The U.S. government continues to evaluate the ongoing need for tariffs, and if further tariffs are assessed, the landed cost of our products could increase materially, which would reduce our net income if we are unable to mitigate the additional cost. We are actively striving to offset increases in the cost of these materials through supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization, and price increases on our products.

•
On February 4, 2019, we received notification from the U.S. General Services Administration Office of Inspector General (“GSA OIG”) in response to our self-reporting in 2016 of subcontractor reporting noncompliance and inaccuracies. The GSA OIG Contractor Reporting Program reviewed the information we provided and determined that the government’s interest was sufficiently protected and, as a result, the review of the matter against Kimball International has been terminated.

•
Due to the contract and project nature of furniture markets, fluctuation in the demand for our products and variation in the gross margin on those projects is inherent to our business, which in turn impacts our operating results. Effective management of our manufacturing capacity is and will continue to be critical to our success. See below for further details regarding current sales and open order trends.

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

•
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, was $134.8 million at June 30, 2019.

A comparison of the results of operations and liquidity and capital resources for the fiscal years ended June 30, 2019, June 30, 2018 and June 30, 2017 follows this overview.

Results of Operations - Fiscal Year 2019 Compared to Fiscal Year 2018
Our fiscal year 2018 results have been recast to reflect the impact of the adoption of guidance on the recognition of revenue from contracts with customers using the full retrospective transition method.

	At or for the Year Ended
	June 30
(Amounts in Millions)	2019	2018	% Change
Net Sales	$768.1	$704.6	9%
Organic Net Sales*	754.2	704.6	7%
Gross Profit	254.6	235.6	8%
Selling and Administrative Expenses	204.1	184.6	11%
Restructuring Expense	0.9	—
Operating Income	49.5	51.1	(3%)
Operating Income %	6.4%	7.2%
Adjusted Operating Income *	$53.1	$52.0	2%
Adjusted Operating Income % *	6.9%	7.4%
Net Income	$39.3	$34.4	14%
Net Income as a Percentage of Net Sales	5.1%	4.9%
Adjusted Net Income *	41.6	34.4	21%
Diluted Earnings Per Share	$1.06	$0.92	15%
Adjusted Diluted Earnings Per Share *	$1.12	$0.92	22%
Return on Invested Capital **	38.5%	38.1%
Adjusted EBITDA *	$69.5	$67.0	4%
Adjusted EBITDA as a Percentage of Net Sales*	9.0%	9.5%
Open Orders **	$161.7	$149.9	8%
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements for fiscal year 2019 and fiscal year 2018.
** Items indicated represent Key Performance Indicators.
See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Market Vertical
	Year Ended
	June 30
(Amounts in Millions)	2019	2018	% Change
Commercial	$226.1	$205.9	10%
Education	92.1	86.3	7%
Finance	69.8	67.6	3%
Government	74.7	89.5	(17%)
Healthcare	110.4	88.6	25%
Hospitality	195.0	166.7	17%
Total Net Sales	$768.1	$704.6	9%
Fiscal year 2019 consolidated net sales were $768.1 million compared to fiscal year 2018 consolidated net sales of $704.6 million, a 9% increase. Organic net sales increased $49.6 million, or 7%, year-over-year due to both higher volume primarily in our hospitality, healthcare and commercial vertical markets and price increases coupled with lower discounting.

Key explanatory comments for our sales by vertical market for fiscal year 2019 compared to fiscal year 2018 follow:

•
Sales growth to the healthcare vertical market was driven by our strategic focus in this marketplace, which included aligning resources, building relationships, and introducing new healthcare products. The healthcare market continues to show stability and growth.

•
We continue to see strength in the hospitality industry, as we had increased sales in both custom and non-custom projects driven by our marketing campaigns, the cyclical nature of the hospitality project business and, to a lesser extent, increased sales of our D’style products.

•
New products with particular appeal to the corporate workplace and continued development of our strategic relationships, as well as overall general growth in this market, drove the higher sales in the commercial vertical market.

•
Both an expanded focus beyond higher education customers and the strength of our new education-centric products drove the increased sales to the education vertical market. In addition, sales were positively impacted early in fiscal year 2019, as the timing of the normal education buying season in fiscal year 2018 was delayed and deferred sales into the first quarter of fiscal year 2019. We also implemented a new program designed to drive early engagement by our sales representatives in education opportunities during fiscal 2019, which we believe positively impacted our sales to this vertical market.

•	Our sales to the finance vertical market increased as large financial institutions continued to invest in their office environments.

•	Government vertical market sales declined primarily due to decreased federal government sales in part due to a decrease in average project size and a partial shift in our focus to other markets.

•	Each of our vertical market sales levels can fluctuate depending on the mix of projects in a given period.
Open orders at June 30, 2019 increased 8%, or 6% on an organic basis, when compared to the open order level as of June 30, 2018, primarily due to higher office furniture backlog driven by increased organic orders and, to a lesser extent, order backlog of David Edward products. Open orders at a point in time may not be indicative of future sales trends.
In fiscal year 2019, we recorded net income of $39.3 million, or $1.06 per diluted share, inclusive of after-tax Chief Executive Officer (“CEO”) transition costs of $1.5 million, or $0.04 per diluted share, and after-tax restructuring costs of $0.7 million, or $0.02 per diluted share. Excluding the CEO transition costs and restructuring costs, our adjusted net income for fiscal year 2019 was $41.6 million, or $1.12 per diluted share. In fiscal year 2018, we recorded net income of $34.4 million, or $0.92 per diluted share. See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.
Gross profit as a percent of net sales decreased 30 basis points in fiscal year 2019 compared to fiscal year 2018, primarily due to increased transportation, commodity and tariff costs, increased employee costs, including healthcare and the negative impact of the David Edward acquisition on gross margin, which we expect will continue in the short-term until productivity improvements and synergies are realized. Our gross margin was favorably impacted by increased product pricing, the savings realized from our cost reduction initiatives, and the leverage gained on higher sales volumes.
As a percent of net sales, selling and administrative expenses in fiscal year 2019 compared to fiscal year 2018 increased 40 basis points. In absolute dollars, selling and administrative spending increased 11%, primarily due to increased retirement and incentive compensation as a result of achieving higher earning levels, the incremental selling and administrative expenses resulting from the D’style and David Edward acquisitions, higher salary expense, the CEO transition costs incurred in fiscal year 2019, and higher commission expense resulting from higher sales levels. In addition, fiscal year 2018 included a $1.0 million higher gain on the sale of assets than was recorded in fiscal year 2019.
In June 2019, we announced a transformation restructuring plan that is expected to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe the transformation restructuring plan will establish a more cost-efficient structure to better align our operations with our long-term strategic goals. We recognized pre-tax restructuring expense of $0.9 million in fiscal year 2019 related to our transformation restructuring plan. See Note 3 - Restructuring Expense of Notes to Consolidated Financial Statements for further information on our transformation restructuring plan.

Other income (expense), net consisted of the following:

Other Income (Expense), net	Year Ended
	June 30
(Amounts in Thousands)	2019	2018
Interest Income	$1,931	$1,057
Interest Expense	(174)	(221)
Gain on Supplemental Employee Retirement Plan Investments	673	980
Other	(235)	(554)
Other Income (Expense), net	$2,195	$1,262
Our fiscal year 2018 results of operations included the impact of the enactment of the Tax Act, which was signed into law on December 22, 2017. The Tax Act reduced federal corporate income tax rates effective January 1, 2018 and changed numerous other provisions. Because we have a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal tax rate of 28.1% for our fiscal year ended June 30, 2018, and 21.0% for our fiscal year ended June 30, 2019 and subsequent fiscal years. Our fiscal year 2018 included approximately $3.3 million in reduced income tax expense to reflect federal taxes on taxable income at the lower blended effective tax rate, partially offset by a discrete tax impact of $1.8 million in additional expense as a result of applying the new lower federal income tax rates to our net deferred tax assets.
Our fiscal year 2019 effective tax rate of 23.9% was less than the combined federal and state statutory rate in part due to a $0.3 million research and development tax credit. Our fiscal year 2018 effective tax rate was 34.2%, as the benefits of the Tax Act were partially offset by the negative tax impact of applying the lower federal income tax rates to our net deferred tax assets. Our fiscal year 2018 effective tax rate also included a $0.6 million benefit resulting from a domestic manufacturing deduction.
Comparing our balance sheets as of June 30, 2019 to June 30, 2018, the $7.3 million increase in our inventory balance was primarily driven by the acquisition of David Edward, new products introduced in fiscal year 2019, and inventory intentionally purchased prior to the effective date of certain tariffs. Increases in our accrued incentive compensation and retirement were the largest contributors to the $6.9 million increase in our accrued expenses balance.

Results of Operations - Fiscal Year 2018 Compared to Fiscal Year 2017
Our fiscal year 2018 and fiscal year 2017 results have been recast to reflect the impact of the adoption of guidance on the recognition of revenue from contracts with customers using the full retrospective transition method.

	At or for the Year Ended
	June 30
(Amounts in Millions)	2018	2017	% Change
Net Sales	$704.6	$693.0	2%
Organic Net Sales*	691.5	693.0	—%
Gross Profit	235.6	237.9	(1%)
Selling and Administrative Expenses	184.6	183.0	1%
Restructuring Gain	—	(1.8)
Operating Income	51.1	56.7	(10%)
Operating Income %	7.2%	8.2%
Adjusted Operating Income *	$52.0	$56.0	(7%)
Adjusted Operating Income % *	7.4%	8.1%
Net Income	$34.4	$37.5	(8%)
Net Income as a Percentage of Net Sales	4.9%	5.4%
Adjusted Net Income *	34.4	36.4	(5%)
Diluted Earnings Per Share	$0.92	$0.99	(7%)
Adjusted Diluted Earnings Per Share *	$0.92	$0.96	(4%)
Return on Invested Capital**	38.1%	40.7%
Adjusted EBITDA*	$67.0	$71.2	(6%)
Adjusted EBITDA as a Percentage of Net Sales*	9.5%	10.3%
Open Orders **	$149.9	$134.3	12%
* Items indicated represent Non-GAAP measurements for fiscal year 2018 and fiscal year 2017.
** Items indicated represent Key Performance Indicators.
See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Market Vertical
	Year Ended
	June 30
(Amounts in Millions)	2018	2017	% Change
Commercial	$205.9	$203.2	1%
Education	86.3	81.4	6%
Finance	67.6	69.3	(2%)
Government	89.5	87.1	3%
Healthcare	88.6	98.2	(10%)
Hospitality	166.7	153.8	8%
Total Net Sales	$704.6	$693.0	2%
Fiscal year 2018 consolidated net sales were $704.6 million compared to fiscal year 2017 net sales of $693.0 million, a 2% increase, as $13.0 million of net sales resulting from the D’style acquisition and price increases net of higher discounting more than offset decreased organic sales volume.

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

•
Although sales in the healthcare vertical market declined in fiscal year 2018 compared to fiscal year 2017, we experienced a rebound in quoting activity which led to increased shipments and orders in the fourth quarter of our fiscal year 2018.

•	Each of our vertical market sales levels can fluctuate depending on the mix of projects in a given period.
Open orders at June 30, 2018 increased 12% when compared to the open order level as of June 30, 2017 primarily due to higher hospitality furniture backlog driven by both the D’style acquisition and growth in organic hospitality orders. Excluding an approximate $2.0 million positive impact from a price increase for one of our brands which took effect on July 2, 2018 and accelerated orders into our fiscal year 2018, office furniture backlog as of June 30, 2018 was flat.
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
Gross profit as a percent of net sales decreased 90 basis points in fiscal year 2018 compared to fiscal year 2017, as increased product pricing and lower employee benefit expenses such as healthcare were more than offset by a shift in sales mix to lower margin products, freight cost increases, higher discounting, and an increase in our last-in first-out (“LIFO”) inventory reserve. See Note 7 - Inventories of Notes to Consolidated Financial Statements for more information on LIFO inventory.
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
Fiscal year 2017 included a pre-tax restructuring gain of $1.8 million which included a gain on the sale of our Post Falls, Idaho facility and land of $2.1 million partially offset by restructuring expense of $0.3 million. See Note 3 - Restructuring Expense of Notes to Consolidated Financial Statements for further information on restructuring.
Other income (expense), net consisted of the following:

Other Income (Expense), net	Year Ended
	June 30
(Amounts in Thousands)	2018	2017
Interest Income	$1,057	$536
Interest Expense	(221)	(37)
Gain on Supplemental Employee Retirement Plan Investments	980	1,215
Other	(554)	(359)
Other Income (Expense), net	$1,262	$1,355
Our fiscal year 2018 results of operations included the impact of the enactment of the Tax Act, which was signed into law on December 22, 2017. The Tax Act reduced federal corporate income tax rates effective January 1, 2018 and changed numerous other provisions. Because we have a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal tax rate of 28.1% for our fiscal year ending June 30, 2018. Our fiscal year 2018 included approximately

$3.3 million in reduced income tax expense to reflect federal taxes on current year taxable income at the lower blended effective tax rate, partially offset by a discrete tax impact of $1.8 million in additional expense as a result of applying the new lower federal income tax rates to our net deferred tax assets.
Our fiscal year 2018 effective tax rate was 34.2%, as the benefits of the Tax Act were partially offset by the negative tax impact of applying the lower federal income tax rates to our net deferred tax assets. Our fiscal year 2018 effective tax rate also included a $0.6 million benefit resulting from a domestic manufacturing deduction. Our fiscal year 2017 effective tax rate was 35.4% and included the benefit of $1.5 million resulting from a domestic manufacturing deduction. The Tax Act repealed the domestic manufacturing deduction.
Liquidity and Capital Resources
Our total cash, cash equivalents, and short-term investments increased to $106.3 million at June 30, 2019 from $87.3 million at June 30, 2018, primarily due to $65.0 million of cash flows from operations during fiscal year 2019, which were partially offset by capital expenditures, including capitalized software, of $21.0 million in fiscal year 2019, the return of capital to shareholders in the form of stock repurchases and dividends totaling $20.6 million in fiscal year 2019, and a $4.3 million cash outflow for the David Edward acquisition, which has been adjusted for certain post-closing working capital adjustments.
Working capital at June 30, 2019 was $96.5 million compared to working capital of $85.1 million at June 30, 2018. The current ratio was 1.7 at both June 30, 2019 and June 30, 2018.
Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, totaled $134.8 million at June 30, 2019. At June 30, 2019, we had $1.5 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. We had no credit facility borrowings outstanding as of June 30, 2019 or June 30, 2018.
Cash Flows
The following table reflects the major categories of cash flows for fiscal years 2019, 2018, and 2017.

	Year Ended
	June 30
(Amounts in thousands)	2019	2018	2017
Net cash provided by operating activities	$64,967	$46,866	$64,844
Net cash used for investing activities	$(22,186)	$(34,764)	$(36,215)
Net cash used for financing activities	$(22,265)	$(21,869)	$(13,362)
Cash Flows from Operating Activities
For fiscal years 2019 and 2018, net cash provided by operating activities was $65.0 million and $46.9 million, respectively, fueled by net income of $39.3 million and $34.4 million, respectively. Changes in working capital balances provided $8.8 million of cash in fiscal year 2019. In fiscal year 2018, changes in working capital balances used $15.2 million and a reduction in deferred income tax and other deferred charges increased cash flow by $9.1 million. Cash generated from operating activities in fiscal year 2017 totaled $64.8 million, which was impacted by net income of $37.5 million, and changes in working capital balances provided $10.1 million of cash.
The $8.8 million of cash provided by changes in working capital balances in fiscal year 2019 was primarily driven by a combined $4.6 million increase in accrued annual cash incentive compensation and accrued retirement plan contributions and a $6.1 million reduction in prepaid income taxes.
The $15.2 million of cash used as a result of changes in working capital balances in fiscal year 2018 was partially driven by an increase of $6.7 million in prepaid expenses and other current assets primarily due to an overpayment of estimated income taxes for fiscal year 2018. Statutory federal tax rates declined in the latter half of fiscal year 2018 as the Tax Act was enacted, and we accelerated certain deductions into fiscal year 2018 to take advantage of higher tax rates in fiscal year 2018 versus fiscal year 2019. Also contributing was an increase of $5.7 million in our accounts receivable balance, primarily driven by increased sales toward the end of fiscal year 2018.
The $10.1 million of cash provided by changes in working capital balances in fiscal year 2017 was primarily driven by a combined $5.7 million increase in accrued annual cash incentive compensation and accrued retirement plan contributions.

Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the fiscal years ended June 30, 2019 and June 30, 2018 were 28 days and 27 days, respectively. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the fiscal years ended June 30, 2019 and June 30, 2018 were 44 and 42 days, respectively. We define PDSOH as the average of the monthly net inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During fiscal year 2019, we invested $40.8 million in available-for-sale securities, and $42.4 million matured. During fiscal year 2018, we invested $42.5 million in available-for-sale securities, and $42.8 million matured. During fiscal year 2017, we invested $42.1 million in available-for-sale securities, and $5.9 million matured. Our short-term investments included municipal bonds, certificates of deposit purchased in the secondary market, and U.S. Treasury and federal agency securities. During fiscal year 2019, we had a cash outflow of $4.3 million for the David Edward acquisition, while during fiscal year 2018 we had a cash outflow of $18.2 million for the D’style acquisition. During fiscal years 2019, 2018, and 2017, we received proceeds from the sale of assets net of selling expenses of $1.3 million, $5.8 million, and $13.2 million respectively, the majority of which related to the sale of a series of Internet protocol addresses in fiscal year 2019, the sale of our fleet of over-the-road tractors and trailers in fiscal year 2018, and the sale of our Idaho facility in fiscal year 2017, respectively. During fiscal years 2019, 2018, and 2017, we reinvested $21.0 million, $22.3 million, and $12.7 million, respectively, into capital investments for the future. The capital investments in both fiscal year 2019 and 2018 were primarily for facility improvements, such as renovations to our corporate headquarters and showrooms, and various manufacturing equipment upgrades to increase automation in production facilities, which is expected to yield future benefits. The capital investments during fiscal year 2017 were primarily for facility improvements such as renovations to showrooms and our corporate headquarters, various manufacturing equipment, and replacements of tractors and trailers in our fleet.
Cash Flows from Financing Activities
We paid $11.4 million of dividends in fiscal year 2019 compared to paying $10.1 million of dividends in fiscal year 2018 and $8.8 million of dividends in fiscal year 2017. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. We repurchased shares pursuant to a previously announced stock repurchase program, which drove cash outflow of $9.1 million in fiscal year 2019, $8.9 million in fiscal year 2018, and $6.7 million in fiscal year 2017.
Credit Facility
We maintain a $30.0 million credit facility with a maturity date of October 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55.0 million at our request, subject to the consent of the participating banks. At June 30, 2019, we had $1.5 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. At both June 30, 2019 and June 30, 2018, we had no borrowings outstanding. We expect to negotiate a new credit facility to replace this credit facility prior to its October 2019 expiration. However, changing conditions in the credit markets or unforeseen circumstances could adversely impact the replacement of this credit facility.
The credit facility requires us to comply with certain debt covenants, the most significant of which are the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15,000,000 to (b) consolidated EBITDA (as defined in the credit agreement), determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, and may not be greater than 3.0 to 1.0. The fixed charge coverage ratio is defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with U.S. GAAP, determined as of the end of each of our fiscal quarters for the trailing four fiscal quarters then ending, and may not be less than 1.10 to 1.00. We were in compliance with all debt covenants of the credit facility during fiscal year 2019.

The table below compares the adjusted leverage ratio and fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	June 30, 2019	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.82)	3.00	3.82
Fixed Charge Coverage Ratio	214.42	1.10	213.32
Future Liquidity
We believe our principal sources of liquidity from available funds on hand and short-term investments, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to fund future dividends and meet our working capital and other operating needs for at least the next 12 months. During fiscal year 2020, we also anticipate cash outflow of approximately $14.6 million for accrued cash incentive compensation related to our fiscal year 2019 performance and cash outflow of approximately $5 million for restructuring. During the fourth quarter of fiscal year 2019, our Board of Directors declared a quarterly dividend of $0.08 per share, which was paid in our first quarter of fiscal year 2020. We will continue to evaluate market conditions in determining future share repurchases. At June 30, 2019, 2.7 million shares remained available under the repurchase program. During fiscal year 2020, we expect to continue investments in capital expenditures, particularly for projects such as our headquarters renovation, showroom renovations, machinery and equipment upgrades and automation, as well as for potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, the impact of changes in tariffs, lack of availability of raw material components in the supply chain, loss of key contract customers, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.
Non-GAAP Financial Measures and Other Key Performance Indicators
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with U.S. GAAP in the statements of income, statements of comprehensive income, balance sheets, statements of cash flows, or statements of shareholders’ equity of the company. The non-GAAP financial measures used within this MD&A include (1) organic net sales, defined as net sales excluding the acquisition-related net sales during the periods for which there were no sales related to such acquisition in the comparable period; (2) adjusted operating income, defined as operating income excluding restructuring expenses, CEO transition costs, and market value adjustments related to our Supplemental Employee Retirement Plan (“SERP”) liability; (3) adjusted operating income percentage, defined as adjusted operating income as a percentage of net sales; (4) adjusted net income, defined as net income excluding restructuring expenses and CEO transition costs; (5) adjusted diluted earnings per share, defined as diluted earnings per share excluding restructuring expenses and CEO transition costs; (6) adjusted EBITDA, defined as earnings before interest, taxes, depreciation, and amortization and excluding restructuring expenses and CEO transition costs; and (7) adjusted EBITDA percentage, defined as adjusted EBITDA as a percentage of net sales. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the table below. Management believes it is useful for investors to understand and to be able to meaningfully trend, analyze and benchmark how our core operations performed without market value adjustments related to our SERP liability or expenses incurred in executing our transformation restructuring plan or our CEO transition. Many of our internal performance measures that management uses to make certain operating decisions exclude these expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators
(Amounts in Thousands, Except for Per Share Data)

Organic Net Sales Compared to the Prior Year	Fiscal Year Ended
June 30,
2019
Net Sales, as reported	$768,070
Less: David Edward acquisition net sales (1)	9,409
Less: D’style acquisition net sales (2)	4,476
Organic Net Sales	$754,185
(1) Represents David Edward net sales for our fiscal year 2019 second, third and fourth quarters as the acquisition date was October 26, 2018 thus we did not own David Edward during our first quarter of fiscal year 2019 nor any quarters during fiscal year 2018.

(2) Represents D’style net sales for our fiscal year 2019 first quarter as the acquisition date was November 6, 2017 thus we did not own D’style during our first quarter of fiscal year 2018.

Fiscal Year Ended
June 30,
2018
Net Sales, as reported	$704,554
Less: D’style acquisition net sales (3)	13,012
Organic Net Sales	$691,542
(3) Represents D’style net sales for our fiscal year 2018 second, third and fourth quarters as the acquisition date was November 6, 2017 thus we did not own D’style during our first quarter of fiscal year 2018 nor any quarters during fiscal year 2017.

Adjusted Operating Income	Fiscal Year Ended
	June 30,
	2019	2018	2017
Operating Income, as reported	$49,475	$51,063	$56,663
Add: Pre-tax Restructuring (Gain) Expense	937	—	(1,832)
Add: Pre-tax Expense Adjustment to SERP Liability	673	980	1,215
Add: Pre-tax CEO Transition Costs	2,046	—	—
Adjusted Operating Income	$53,131	$52,043	$56,046
Net Sales	$768,070	$704,554	$692,967
Adjusted Operating Income %	6.9%	7.4%	8.1%

Adjusted Net Income	Fiscal Year Ended
	June 30,
	2019	2018	2017
Net Income, as reported	$39,344	$34,439	$37,506
Pre-tax CEO Transition Costs	2,046	—	—
Tax on CEO Transition Costs	(527)	—	—
Add: After-tax CEO Transition Costs	1,519	—	—
Pre-tax Restructuring (Gain) Expense	937	—	(1,832)
Tax on Restructuring (Gain) Expense	(241)	—	713
Add: After-tax Restructuring (Gain) Expense	696	—	(1,119)
Adjusted Net Income	$41,559	$34,439	$36,387

Adjusted Diluted Earnings Per Share	Fiscal Year Ended
	June 30,
	2019	2018	2017
Diluted Earnings Per Share, as reported	$1.06	$0.92	$0.99
Add: After-tax CEO Transition Costs	0.04	—	—
Add: After-tax Restructuring (Gain) Expense	0.02	—	(0.03)
Adjusted Diluted Earnings Per Share	$1.12	$0.92	$0.96

Earnings Before Interest, Taxes, Depreciation, and Amortization and excluding Restructuring Expense and CEO Transition Costs (“Adjusted EBITDA”)
	Fiscal Year Ended
	June 30,
	2019	2018	2017
Net Income	$39,344	$34,439	$37,506
Provision for Income Taxes	12,326	17,886	20,512
Income Before Taxes on Income	51,670	52,325	58,018
Interest Expense	174	221	37
Interest Income	(1,931)	(1,057)	(536)
Depreciation	14,803	13,701	14,482
Amortization	1,777	1,769	1,071
Pre-tax CEO Transition Costs	2,046	—	—
Pre-tax Restructuring (Gain) Expense	937	—	(1,832)
Adjusted EBITDA	$69,476	$66,959	$71,240
Net Sales	$768,070	$704,554	$692,967
Net Income as a Percentage of Net Sales	5.1%	4.9%	5.4%
Adjusted EBITDA as a Percentage of Net Sales	9.0%	9.5%	10.3%
The open orders metric is a key performance indicator representing firm orders placed by our customers which have not yet been fulfilled and are expected to be recognized as revenue during future quarters. The timing of shipments can vary, but generally open orders are expected to ship within a twelve-month period.
Return on Invested Capital is a key performance indicator calculated as: [(Earnings Before Interest, Taxes and Amortization) multiplied by (1 minus Effective Tax Rate)] divided by (Total Shareholders’ Equity plus Net Debt). Net Debt is defined as current maturities of long-term debt plus long-term debt less cash, cash equivalents, and short-term investments.
Fair Value
During fiscal year 2019, no financial instruments were affected by a lack of market liquidity. Financial assets classified as level 1 assets were valued using readily available market pricing. For commercial paper and available-for-sale securities classified as level 2 assets, the fair values were determined based on market data using evaluated pricing models and incorporating available trade, bid, and other market information. We evaluated the inputs used to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. The investment in stock warrants and equity securities without readily determinable fair value of a privately-held company are classified as level 3 financial assets. The stock warrants are accounted for as a derivative instrument valued on a recurring basis considering the pricing of recent purchases or sales, if any, of the investment, as well as positive and negative qualitative evidence, while the equity securities without readily determinable fair value are accounted for as a cost-method investment which carries the securities at cost, except in the event of impairment. The contingent earn-out liability incurred in the acquisition of D’style is classified as a level 3 financial liability and is valued based on a valuation model that measures the present value of the probable cash payments based upon the forecasted operating performance of the D’style acquisition and a discount rate that captures the risk associated with the liability.
See Note 13 - Fair Value of Notes to Consolidated Financial Statements for more information.

Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2019.

	Payments Due During Fiscal Years Ending June 30
(Amounts in Millions)	Total	2020	2021-2022	2023-2024	Thereafter
Recorded Contractual Obligations: (a)
Long-Term Debt Obligations (b)	$0.2	$—	$0.1	$0.1	$—
Other Long-Term Liabilities Reflected on the Balance Sheet (c) (d) (e)	18.8	5.5	3.7	3.0	6.6
Unrecorded Contractual Obligations:
Operating Leases (e)	22.8	4.6	8.3	6.1	3.8
Purchase Obligations (f)	54.0	40.9	6.7	6.4	—
Total	$95.8	$51.0	$18.8	$15.6	$10.4

(a)	As of June 30, 2019, we had no capital lease obligations.

(b)
Refer to Note 10 - Long-Term Debt and Credit Facilities of Notes to Consolidated Financial Statements for more information regarding long-term debt obligations. Accrued interest is also included on the Long-Term Debt Obligations line. The fiscal year 2020 amount includes less than $0.1 million of long-term debt obligations due in fiscal year 2020, which were recorded as a current liability.

(c)	The timing of payments of certain items included on the “Other Long-Term Liabilities Reflected on the Balance Sheet” line above is estimated based on the following assumptions:

•
The timing of long-term SERP payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants. The fiscal year 2020 amount includes $3.1 million for SERP payments recorded as current liabilities.

•
The timing of severance plan payments is estimated based on the average remaining service life of employees. The fiscal year 2020 amount includes $0.6 million for employee transition payments related to the transformation restructuring plan and $0.5 million for severance payments, which were both recorded as current liabilities.

•	The timing of warranty payments is estimated based on historical data. The fiscal year 2020 amount includes $0.8 million for short-term warranty payments recorded as a current liability.

•
The timing of the earn-out liability is contingent upon D’style’s operating income for fiscal year 2019 compared to a predetermined target. The amount in the fiscal year 2020 column in the above table includes $0.4 million for earn-out payments recorded as a current liability.

(d)
Excludes $1.6 million of long-term unrecognized tax benefits and associated accrued interest and penalties along with deferred tax liabilities and miscellaneous other long-term tax liabilities which are not tied to a contractual obligation and for which we cannot make a reasonably reliable estimate of the period of future payments.

(e)
Refer to Note 9 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information regarding operating leases and certain other long-term liabilities. Executory costs such as property taxes and maintenance are excluded from the operating lease obligations.

(f)
Purchase Obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. The amounts listed above for purchase obligations include contractual commitments for items such as raw materials, supplies, capital expenditures, services, and software acquisitions/license commitments. Cancellable purchase obligations that we intend to fulfill are also included in the purchase obligations amount listed above through fiscal year 2024.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are limited to standby letters of credit and operating leases entered into in the normal course of business. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 9 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information on the standby letters of credit and operating leases. We do not have material exposures to trading activities of non-exchange traded contracts.

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
We also use judgment in estimating a reserve for returns and allowances which is recorded at the time of the sale, based on estimated product returns and price concessions. The reserve for returns and allowances is recorded in accrued expenses on the Consolidated Balance Sheets, and the expense is recorded as a reduction of net sales in the Consolidated Statements of Income.
We perform ongoing credit evaluations of our customers and impair receivable balances by recording specific allowances for bad debts based on judgment using factors such as current trends, the length of time the receivables are past due, and historical collection experience. The allowance for accounts receivable balances that are determined likely to be uncollectible are a reduction in the receivables line of the Consolidated Balance Sheets, and the expense is recorded in selling and administrative expenses in the Consolidated Statements of Income.
Self-insurance reserves - We are self-insured up to certain limits for automobile and general liability, workers’ compensation, and certain employee health benefits such as medical, short-term disability, and dental, with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors, including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information, along with certain assumptions about future events. Changes in assumptions for such matters as a result of increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2019 and June 30, 2018, our accrued liabilities for self-insurance exposure were $3.8 million and $4.1 million, respectively.
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
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income and other taxes for all years that are subject to audit. As tax positions are effectively settled, the tax provision will be adjusted accordingly. The liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions, was $1.8 million at June 30, 2019 and $1.9 million at June 30, 2018.
Goodwill - Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test. We compare the carrying value of the reporting unit to the reporting unit’s fair value to identify impairment. If the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. During fiscal years 2019 and 2018, no goodwill impairment was recognized. At June 30, 2019 and June 30, 2018, goodwill totaled $11.2 million and $8.8 million, respectively.
New Accounting Standards
See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.
Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk: We hold an investment portfolio of available-for-sale securities, comprised of municipal bonds, certificates of deposit purchased in the secondary market, U.S. Treasury and federal agency securities. As of June 30, 2019, the fair value of the investment portfolio was $33.1 million. Our investment policy dictates that municipal bonds, U.S. Treasury and federal agency securities must be investment grade quality, and all certificates of deposit are Federal Deposit Insurance Corporation insured. These securities are fixed income instruments and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in an annual period in market interest rates from levels at June 30, 2019 would cause the fair value of these investments to decline by an immaterial amount. Further information on investments is provided in Note 15 - Investments of Notes to Consolidated Financial Statements.
We also hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in equity securities without readily determinable fair value and $1.5 million in stock warrants. The fair value of the investment may fluctuate due to events and changes in circumstances, but we have incurred no impairment during fiscal year 2019 or 2018.
Commodity Risk: We are exposed to market risk with respect to commodity price fluctuations for components used in the manufacture of our products, primarily related to wood and wood-related components, steel, aluminum, and plastics. These components are impacted by global pricing pressures and general economic conditions. The U.S. originally imposed tariffs of 25% on steel and 10% on aluminum imported from several countries effective June 2018. The government expanded its list of products subject to tariffs to include furniture products, parts, and components at a 10% rate effective September 2018, increasing to a 25% rate effective June 2019. The U.S. government continues to evaluate the ongoing need for tariffs, and if further tariffs are assessed the landed cost of our products could increase materially, which would reduce our net income if we are unable to mitigate the additional cost. We are actively striving to offset increases in the cost of these materials through supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization, and price increases on our products. We are also exposed to fluctuations in transportation costs, which vary based upon freight carrier capacity and fuel prices. Transportation costs are managed by optimizing logistics and supply chain planning, and increasing prices on our products.
Foreign Exchange Rate Risk: We have minimal foreign currency risk and held no derivative securities as of June 30, 2019 and an immaterial amount of derivative instruments as of June 30, 2018. Further information on derivative financial instruments is provided in Note 14 - Derivative Instruments of Notes to Consolidated Financial Statements.

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
Management’s assessment of the effectiveness of internal control over financial reporting excluded David Edward Furniture, Inc. (“David Edward”), an acquisition completed in October 2018. We acquired substantially all of the assets and assumed certain specified limited liabilities of David Edward. This acquisition represented 2% of consolidated total assets and 1% of consolidated net sales of the Company as of and for the year ended June 30, 2019. Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting within one year of the date of the acquisition.
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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2019.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included herein.

/s/ KRISTINE L. JUSTER
Kristine L. Juster
Chief Executive Officer
August 27, 2019

/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder
Vice President,
Chief Financial Officer
August 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Kimball International, Inc.
Jasper, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity, for each of the three years in the period ended June 30, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at David Edward Furniture, Inc. (“David Edward”), an acquisition completed in October 2018. The Company acquired substantially all of the assets and assumed certain specified limited liabilities of David Edward. This acquisition represented 2% of consolidated total assets and 1% of consolidated net sales of the Company as of and for the year ended June 30, 2019. Accordingly, our audit did not include the internal control over financial reporting at David Edward.

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
August 27, 2019
We have served as the Company's auditor since 2002.

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	June 30, 2019	June 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$73,196	$52,663
Short-term investments	33,071	34,607
Receivables, net of allowances of $1,321 and $1,317, respectively	63,120	62,276
Inventories	46,812	39,509
Prepaid expenses and other current assets	13,105	18,523
Assets held for sale	281	281
Total current assets	229,585	207,859
Property and Equipment, net of accumulated depreciation of $185,865 and $180,059, respectively	90,671	84,487
Goodwill	11,160	8,824
Other Intangible Assets, net of accumulated amortization of $38,320 and $36,757, respectively	12,108	12,607
Deferred Tax Assets	8,722	4,916
Other Assets	12,420	12,767
Total Assets	$364,666	$331,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$25	$23
Accounts payable	47,916	48,214
Customer deposits	24,611	21,253
Dividends payable	3,038	2,662
Accrued expenses	57,494	50,586
Total current liabilities	133,084	122,738
Other Liabilities:
Long-term debt, less current maturities	136	161
Other	14,956	15,537
Total other liabilities	15,092	15,698
Shareholders’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 251,000 and 264,000, respectively	12	13
Class B - Shares authorized: 100,000,000 Shares issued: 42,773,000 and 42,761,000, respectively	2,139	2,138
Additional paid-in capital	3,570	1,881
Retained earnings	277,391	249,945
Accumulated other comprehensive income	1,937	1,816
Less: Treasury stock, at cost, 6,212,000 shares and 5,901,000 shares, respectively	(68,559)	(62,769)
Total Shareholders’ Equity	216,490	193,024
Total Liabilities and Shareholders’ Equity	$364,666	$331,460
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2019	2018	2017
Net Sales	$768,070	$704,554	$692,967
Cost of Sales	513,518	468,923	455,106
Gross Profit	254,552	235,631	237,861
Selling and Administrative Expenses	204,140	184,568	183,030
Restructuring (Gain) Expense	937	—	(1,832)
Operating Income	49,475	51,063	56,663
Other Income (Expense):
Interest income	1,931	1,057	536
Interest expense	(174)	(221)	(37)
Non-operating income	978	953	1,276
Non-operating expense	(540)	(527)	(420)
Other income (expense), net	2,195	1,262	1,355
Income Before Taxes on Income	51,670	52,325	58,018
Provision for Income Taxes	12,326	17,886	20,512
Net Income	$39,344	$34,439	$37,506

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$1.07	$0.92	$1.00
Diluted Earnings Per Share	$1.06	$0.92	$0.99

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	36,842	37,314	37,334
Average Number of Shares Outstanding - Diluted	37,064	37,494	37,833
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2019			Year Ended June 30, 2018			Year Ended June 30, 2017
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$39,344			$34,439			$37,506
Other comprehensive income (loss):
Available-for-sale securities	$73	$(19)	$54	$(11)	$3	$(8)	$(34)	$13	$(21)
Postemployment severance actuarial change	484	(124)	360	895	(296)	599	186	(72)	114
Derivative gain (loss)	(11)	2	(9)	(10)	3	(7)	—	—	—
Reclassification to (earnings) loss:
Available-for-sale securities	—	—	—	4	(1)	3	—	—	—
Amortization of actuarial change	(404)	104	(300)	(260)	84	(176)	(473)	184	(289)
Derivatives	21	(5)	16	—	—	—	—	—	—
Other comprehensive income (loss)	$163	$(42)	$121	$618	$(207)	$411	$(321)	$125	$(196)
Total comprehensive income			$39,465			$34,850			$37,310

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$39,344	$34,439	$37,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,803	13,701	14,482
Amortization	1,777	1,769	1,071
Gain on sales of assets	(1,117)	(2,050)	(3,148)
Asset impairment charges	—	—	241
Deferred income tax and other deferred charges	(3,807)	9,082	(1,580)
Stock-based compensation	6,617	4,179	6,303
Other, net	(1,456)	984	(125)
Change in operating assets and liabilities:
Receivables	(338)	(5,746)	(4,778)
Inventories	(4,505)	8	2,876
Prepaid expenses and other current assets	4,894	(6,741)	2,694
Accounts payable	(1,298)	3,062	1,998
Customer deposits	2,480	(2,347)	1,891
Accrued expenses	7,573	(3,474)	5,413
Net cash provided by operating activities	64,967	46,866	64,844
Cash Flows From Investing Activities:
Capital expenditures	(19,693)	(21,575)	(11,751)
Proceeds from sales of assets	1,291	5,817	13,200
Cash paid for acquisitions	(4,288)	(18,201)	—
Purchases of capitalized software	(1,278)	(724)	(982)
Purchases of available-for-sale securities	(40,778)	(42,497)	(42,059)
Maturities of available-for-sale securities	42,406	42,839	5,941
Other, net	154	(423)	(564)
Net cash used for investing activities	(22,186)	(34,764)	(36,215)
Cash Flows From Financing Activities:
Change in capital leases and long-term debt	(23)	(27)	(30)
Proceeds from sale-leaseback financing obligation	—	—	3,752
Dividends paid to shareholders	(11,435)	(10,084)	(8,783)
Repurchases of Common Stock	(9,132)	(8,936)	(6,665)
Repurchase of employee shares for tax withholding	(1,675)	(2,822)	(1,636)
Net cash used for financing activities	(22,265)	(21,869)	(13,362)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash (1)	20,516	(9,767)	15,267
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year (1)	53,321	63,088	47,821
Cash, Cash Equivalents, and Restricted Cash at End of Year (1)	$73,837	$53,321	$63,088
(1)The following table reconciles cash and cash equivalents in the balance sheets to cash, cash equivalents, and restricted cash per the statements of cash flows. The restricted cash included in other assets on the balance sheet represents amounts pledged as collateral for a long-term financing arrangement as contractually required by a lender. The restriction will lapse when the related long-term debt is paid off. Beginning in the second quarter of fiscal year 2018, restricted cash also included customer deposits held due to a foreign entity being classified as a restricted entity by a government agency subsequent to our receipt of the deposit.

(Amounts in Thousands)	June 30, 2019	June 30, 2018	June 30, 2017	June 30, 2016
Cash and Cash Equivalents	$73,196	$52,663	$62,882	$47,576
Restricted cash included in Other Assets	641	658	206	245
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$73,837	$53,321	$63,088	$47,821
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Class A	Class B
Amounts at June 30, 2016	$14	$2,137	$2,917	$205,104	$1,311	$(61,615)	$149,868
Net income				37,506			37,506
Other comprehensive income (loss)					(196)		(196)
Issuance of non-restricted stock (49,000 shares)			(1,205)			1,204	(1)
Conversion of Class A to Class B common stock (11,000 shares)	—	—					—
Compensation expense related to stock incentive plans			6,303				6,303
Performance share issuance (192,000 shares)			(3,096)	(2,823)		4,751	(1,168)
Restricted share units issuance (61,000 shares)			(1,948)			1,529	(419)
Repurchase of Common Stock (516,000 shares)						(6,665)	(6,665)
Dividends declared ($0.24 per share)				(9,024)			(9,024)
Amounts at June 30, 2017	$14	$2,137	$2,971	$230,763	$1,115	$(60,796)	$176,204
Net income				34,439			34,439
Other comprehensive income (loss)					411		411
Issuance of non-restricted stock (39,000 shares)			(624)			624	—
Conversion of Class A to Class B common stock (16,000 shares)	(1)	1					—
Compensation expense related to stock incentive plans			4,179				4,179
Performance share issuance (226,000 shares)			(2,261)	(4,463)		4,622	(2,102)
Restricted share units issuance (58,000 shares)			(1,101)			760	(341)
Relative total shareholder return performance units issuance (38,000 shares)			(1,283)			957	(326)
Reclassification of change in enacted income tax rate to retained earnings				(290)	290		—
Repurchase of Common Stock (536,000 shares)						(8,936)	(8,936)
Dividends declared ($0.28 per share)				(10,504)			(10,504)
Amounts at June 30, 2018	$13	$2,138	$1,881	$249,945	$1,816	$(62,769)	$193,024
Net income				39,344			39,344
Other comprehensive income (loss)					121		121
Issuance of non-restricted stock (42,000 shares)			(563)			552	(11)
Conversion of Class A to Class B common stock (13,000 shares)	(1)	1					—
Compensation expense related to stock incentive plans			6,617				6,617
Performance share issuance (81,000 shares)			(1,717)			1,061	(656)
Restricted share units issuance (106,000 shares)			(2,125)			1,379	(746)
Relative total shareholder return performance units issuance (27,000 shares)			(523)			350	(173)
Repurchase of Common Stock (567,000 shares)						(9,132)	(9,132)
Dividends declared ($0.32 per share)				(11,898)			(11,898)
Amounts at June 30, 2019	$12	$2,139	$3,570	$277,391	$1,937	$(68,559)	$216,490
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.
Prior Period Reclassifications: Our prior period financial statements were recast for the full retrospective adoption of guidance on the recognition of revenue from contracts with customers. Certain prior period amounts on the Consolidated Statements of Cash Flows have also been recast to incorporate restricted cash flows and restricted cash balances, as a result of the retrospective adoption of new accounting guidance.
Operating Segments: We sell a portfolio of furniture products and services under three predominant brands: Kimball, National, and Kimball Hospitality. We consider each of the three predominant brands to be operating segments which aggregate into one reportable segment. The brands operate within six market verticals, selling to similar types of customers. Our products and services are similar in nature and utilize similar production and distribution processes. Our three brands share similar long-term economic characteristics.
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
Revenue Recognition: Revenue is measured as the amount of consideration we expect to receive in exchange for transferring distinct goods or providing services to customers. Our revenue consists substantially of product sales, and is reported net of sales discounts, rebates, incentives, returns, and other allowances offered to customers. We recognize revenue when performance obligations under the terms of contracts with our customers are satisfied, which occurs when control passes to a customer to enable them to direct the use of and obtain benefit from the product. This typically occurs when a customer obtains legal title, obtains the risks and rewards of ownership, has received the goods according to the contractual shipping terms either at the shipping point or destination, and is obligated to pay for the product. Shipping and handling activities are recognized as fulfillment activities and are expensed at the time revenue is recognized. We recognize sales net of applicable sales taxes and similar revenue-based taxes. We use judgment in estimating the reduction in net sales driven by customer rebate and incentive programs. Judgments primarily include expected sales levels to be achieved and the corresponding rebate and incentive amounts expected to be earned by dealers and salespersons. We also use judgment in estimating a reserve for returns and allowances which is recorded at the time of the sale, based on estimated product returns and price concessions. The reserve for returns and allowances is recorded in Accrued Expenses on the Consolidated Balance Sheets, and the expense is recorded as a reduction of Net Sales in the Consolidated Statements of Income. We perform ongoing credit evaluations of our customers and impair receivable balances by recording specific allowances for bad debts based on judgment using factors such as current trends, the length of time the receivables are past due, and historical collection experience. The allowance for accounts receivable balances that are determined likely to be uncollectible are a reduction in the Receivables line of the Consolidated Balance Sheets, and the expense is recorded in Selling and Administrative Expenses in the Consolidated Statements of Income.
Cash and Cash Equivalents: Cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the time of acquisition. Cash and cash equivalents consist of bank accounts, money market funds, and commercial paper. Bank accounts are stated at cost, which approximates fair value, and money market funds and commercial paper are stated at fair value.
Short-Term Investments: Short-term investments consist primarily of municipal bonds, certificates of deposit purchased in the secondary market, and U.S. Treasury and federal agency securities. Municipal bonds include general obligation bonds and revenue bonds, some of which are pre-refunded. U.S. Treasury securities represent Treasury Bills and Notes of the U.S. government. Federal agency securities represent debt securities of a U.S. government sponsored agency, some of which are callable. Our investment policy dictates that municipal bonds, U.S. Treasury and federal agency securities must be investment grade quality. Our secondary market certificates of deposit are classified as investment securities, being purchased in the secondary market through a broker and available to be sold in the secondary market. All certificates of deposit are FDIC insured. All investments have maturities exceeding three months and are classified as available-for-sale securities which are recorded at fair value. Unrealized losses on available-for-sale securities are recognized in earnings when there is intent to sell or it is likely to be required to sell before recovery of the loss, or when the available-for-sale securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax-related effect as a component of Shareholders’ Equity.

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
Inventories: Inventories are stated at the lower of cost or market value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. The last-in, first-out (“LIFO”) method was used for approximately 93% and 92% of consolidated inventories at June 30, 2019 and June 30, 2018, respectively. The remaining inventories were valued using the first-in, first-out (“FIFO”) method and average cost method. Inventories are adjusted for excess and obsolete inventory. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines.
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
Goodwill and Other Intangible Assets: Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Goodwill is assigned to and the fair value is tested at the reporting unit level. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test which compares the carrying value of the reporting unit to the reporting unit’s fair value to identify impairment. Under the quantitative assessment, if the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. During fiscal years 2019 and 2018, no goodwill impairment was recognized.
During fiscal year 2019, we recorded $2.1 million in goodwill from the acquisition of David Edward. During fiscal year 2018, we recorded goodwill and other intangible assets of $8.8 million and $10.7 million, respectively, from the acquisition of D’style, Inc (“D’style”). We recorded an additional $0.2 million of goodwill during fiscal year 2019 as a result of a working capital adjustment related to the acquisition of D’style. See Note 2 - Acquisitions to Consolidated Financial Statements for more information on these acquisitions.

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

	June 30, 2019			June 30, 2018
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$39,708	$36,662	$3,046	$38,482	$35,922	$2,560
Product Rights	—	—	—	162	162	—
Customer Relationships	7,050	1,030	6,020	7,050	422	6,628
Trade Names	3,570	595	2,975	3,570	238	3,332
Non-Compete Agreements	100	33	67	100	13	87
Other Intangible Assets	$50,428	$38,320	$12,108	$49,364	$36,757	$12,607
During fiscal years 2019, 2018, and 2017, amortization expense of other intangible assets was, in thousands, $1,777, $1,769, and $1,071, respectively. Amortization expense in future periods is expected to be, in thousands, $2,091, $1,843, $1,504, $1,264, and $1,108 in the five years ending June 30, 2024, and $4,298 thereafter. The estimated useful life of capitalized software ranges from 3 to 10 years. The amortization period for customer relationship intangible assets is 20 years. The estimated useful life of trade names is 10 years. The estimated useful life of non-compete agreements is 5 years.
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
Research and Development: The costs of research and development are expensed as incurred. Research and development costs were approximately, in millions, $6, $7, and $7 in fiscal years 2019, 2018, and 2017, respectively.
Advertising: Advertising costs are expensed as incurred. Advertising costs, included in selling and administrative expenses were, in millions, $4.9, $5.8, and $4.3, in fiscal years 2019, 2018, and 2017, respectively.
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
We also participate, along with other companies, in a group captive insurance company (“Captive”). The Captive insures losses related to worker's compensation, motor vehicle liability, product liability, and general liability. The Captive reinsures catastrophic losses for all participants, including Kimball International, in excess of predetermined amounts. We pay premiums to the Captive which accumulate as a prepaid deposit estimated for losses related to the above coverage. We also maintain a reserve for outstanding unpaid workers’ compensation claims, including an estimate of incurred but not reported claims.
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
Concentrations of Credit Risk: Certain business and credit risks are inherent in our business. We currently have notes receivable from independent dealership financing and other miscellaneous notes receivable. At June 30, 2019 and 2018, $1.1 million and $0.8 million, respectively, were outstanding under the notes receivable. The credit risk associated with receivables is disclosed in Note 20 - Credit Quality and Allowance for Credit Losses of Notes Receivable of Notes to Consolidated Financial Statements.
Off-Balance Sheet Risk: Our off-balance sheet arrangements are limited to standby letters of credit and operating leases entered into in the normal course of business as described in Note 9 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.
Non-operating Income and Expense: Non-operating income and expense include the impact of such items as fair value adjustments on Supplemental Employee Retirement Plan (“SERP”) investments, amortization of actuarial income, foreign currency rate movements, bank charges, investment gain or loss, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain or loss on SERP investments is offset by a change in the SERP liability that is recognized in selling and administrative expenses.
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
Derivative Instruments and Hedging Activities: Derivative financial instruments are recognized on the balance sheet as assets and liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Hedge accounting is utilized when a derivative is expected to be highly effective upon execution and continues to be highly effective over the duration of the hedge transaction. Hedge accounting permits gains and losses on derivative instruments to be deferred in accumulated other comprehensive income and subsequently included in earnings in the periods in which earnings are affected by the hedged item, or when the derivative is determined to be ineffective. We have used derivatives primarily for forward purchases of foreign currency to manage exposure to the variability of cash flows, primarily related to the foreign exchange rate risks inherent in forecasted transactions denominated in foreign currency.
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants purchased during fiscal year 2017. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Consolidated Balance Sheets. See Note 14 - Derivative Instruments of Notes to Consolidated Financial Statements for more information on derivative instruments and hedging activities.
Stock-Based Compensation: As described in Note 12 - Stock Compensation Plans of Notes to Consolidated Financial Statements, we maintain a stock-based compensation plan which allows for the issuance of stock unit awards, restricted stock awards, stock options, stock appreciation rights, and other stock-based awards, each of which may include performance-based conditions, to certain employees, non-employee directors, consultants, and advisors. We recognize the cost resulting from share-based payment transactions using a fair-value-based method. The estimated fair value of outstanding performance shares and restricted share units is based on the stock price at the date of the grant. For performance shares, the price is reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The estimated fair value of outstanding relative total shareholder return performance units (“RTSR”) is based on the grant date fair value of RTSR awards using a Monte Carlo simulation which includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. Stock-based compensation expense is recognized for the portion of the awards that are ultimately expected to vest. Forfeitures are recognized as they occur.

Recently Adopted Accounting Pronouncements:
In August 2018, the Securities and Exchange Commission adopted disclosure and simplification amendments which update certain disclosure requirements that were redundant, duplicative, overlapping, outdated, or superseded. The adoption did not have a material effect on our consolidated financial statements.
In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance to add, remove, and clarify disclosure requirements related to defined pension benefit and other postretirement plans. The guidance is effective for our first quarter of fiscal year 2021 with early adoption permitted and should be applied retrospectively. We early adopted the guidance in our fourth quarter of fiscal year 2019. The adoption did not have a material effect on our consolidated financial statements.
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
In May 2017, the FASB issued guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The guidance was adopted during our first quarter of fiscal year 2019 and was applied prospectively to awards modified on or after the adoption date. The adoption of the guidance did not have a material effect on our consolidated financial statements.
In March 2017, the FASB issued guidance that requires employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic benefit cost in operating expenses, which impacts the presentation of our postemployment benefit plan. Employers are required to present all other components of Net periodic benefit cost separate from the service costs and disclose the line item in which the components of Net periodic benefit cost other than the service cost are included. Due to the immaterial amounts in prior periods we did not apply the rule retrospectively. The guidance was adopted during our first quarter of fiscal year 2019 and did not have a material effect on our consolidated financial statements.
In February 2017, the FASB issued guidance that clarifies the scope of guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This new guidance is meant to clarify the scope of the original guidance that was issued in connection with the guidance relating to the recognition of revenue from contracts with customers, as defined below, which addresses recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The guidance was adopted during our first quarter of fiscal year 2019 concurrently with the adoption of the guidance on recognition of revenue from contracts with customers. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In November 2016, the FASB issued guidance which requires an entity to include in their cash and cash equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The guidance was adopted during our first quarter of fiscal year 2019 and was applied retrospectively to each prior reporting period. The guidance resulted in certain prior period amounts being reclassified to conform with the current period presentation, including the addition of restricted cash to cash and cash equivalents on the Consolidated Statements of Cash Flows.
In January 2016, the FASB issued guidance which is intended to improve the recognition and measurement of financial instruments. The guidance revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The guidance was adopted during our first quarter of fiscal year 2019 and did not have a material effect on our consolidated financial statements.
In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB decided to defer the effective date for this new revenue standard by one year, which made the guidance effective for our first quarter of fiscal year 2019 financial statements using either of two acceptable adoption methods: (i) full retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. In

March 2016, the FASB issued additional guidance which further clarified assessing whether an entity is a principal or an agent in a revenue transaction, and impacted whether an entity reports revenue on a gross or net basis; in April 2016, the FASB issued additional guidance that addressed identifying performance obligations and implementing licensing guidance; and in May 2016, the FASB issued additional guidance that clarified collectability, noncash consideration, and other transition issues. The amendments had the same effective date and transition requirements as the new revenue standard. We adopted the standard at the beginning of fiscal year 2019 using the full retrospective approach which required that we recast prior year comparative periods to provide comparable financial reporting for all reported fiscal years. All changes required by the new standard, including accounting policies, controls, and disclosures, have been identified and implemented as of the beginning of fiscal 2019. We applied the transition practical expedient related to remaining performance obligations for reporting periods presented before the date of initial application. See Note 4 - Revenue in the Notes to Consolidated Financial Statements for more information on revenue recognition.
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
In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. Under the guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The guidance is also intended to reduce the complexity by decreasing the number of credit impairment models that entities use to account for debt instruments. In May 2019, the FASB amended the new standard to allow entities to elect the fair value option on certain financial instruments that were previously recorded at amortized cost. The guidance is effective for our first quarter of fiscal year 2021 with early adoption in our fiscal year 2020 permitted. We have not yet determined the effect of this guidance on our consolidated financial statements.
In February 2016, the FASB issued guidance that revises the accounting for leases. The guidance is intended to improve financial reporting of leasing transactions by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Leases will continue to be classified as either operating or finance leases, with the classification affecting the pattern of expense recognition in the statement of income. The guidance will also require additional disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued additional guidance for land easements which permits entities to forgo the evaluation of existing land easement arrangements to determine if they contain a lease. New land easement arrangements, or modifications to existing arrangements, after the adoption of the lease standard will be evaluated to determine if they meet the definition of a lease. In July 2018, the FASB amended the new standard to clarify certain aspects of the guidance, and they also issued another new standard in July 2018 that allows the option to apply the transition provisions at the adoption date instead of at the earliest comparative period in the consolidated financial statements. In March 2019, the FASB issued clarifying guidance regarding interim transition disclosures. The lease guidance is effective for our first quarter of fiscal year 2020. We have assessed our portfolio of leases and compiled a central repository of active leases. We are also evaluating key policy elections under the standard which we will use to develop an internal policy to address the new standard requirements. While we continue to assess the impact on our accounting policies, internal control processes, and related disclosures required under the new guidance, we will record a right-of-use asset and a lease liability for all leases with a lease term of greater than twelve months. Upon implementation, we expect to record lease liabilities of approximately $25 million. These conclusions could change as we continue to evaluate the new standard or if our lease portfolio changes. We anticipate electing certain of the available practical expedients, including the transition option, upon adoption on July 1, 2019.

Note 2 Acquisitions
David Edward Furniture, Inc. (“David Edward”)
On October 26, 2018, we acquired substantially all the assets and assumed certain specified limited liabilities of David Edward headquartered in Baltimore, Maryland. David Edward is a premier designer and manufacturer of contract furniture, sold in the healthcare, corporate, education, and premium hospitality markets. David Edward sells primarily in the North American markets. David Edward’s products are generally specified by architects and designers, represented through a network of independent representatives, and sold through authorized furniture dealerships. The David Edward product portfolio consists of classic and contemporary designs, focused primarily in the seating, tables, and ancillary furniture categories. In conjunction with the asset acquisition, we leased two existing David Edward production facilities in Baltimore, Maryland and Red Lion, Pennsylvania. The acquisition purchase price totaled $4.3 million. The purchase price has been adjusted for certain post-closing working capital adjustments. The purchase price allocation is provisional pending final valuations and purchase accounting adjustments, which were not final as of June 30, 2019. We utilized management estimates to assist in the valuation process.
A summary of the preliminary purchase price allocation is as follows:

Purchase Price Allocation - David Edward
(Amounts in Thousands)
Assets:
Receivables	$542
Inventories	2,798
Prepaid expenses and other current assets	254
Net property and equipment	934
Goodwill	2,111
$6,639
Liabilities:
Accounts payable	$1,326
Customer deposits	878
Accrued expenses	147
$2,351
$4,288
The operating results of this acquisition are included in our consolidated financial statements beginning on October 26, 2018. For the year ended June 30, 2019, net sales and net loss related to David Edward were $9.4 million and $1.7 million, respectively. Direct costs of the acquisition for the year ended June 30, 2019, of approximately $0.5 million, were expensed as incurred and were included on the Selling and Administrative Expenses line of our Consolidated Statements of Income. Pro forma results of operations for the David Edward acquisition have not been presented as they were not significant to the our results of operations.
D’style
During the second quarter of fiscal year 2018, we acquired certain assets of D’style, Inc. (“D’style”), headquartered in Chula Vista, California. This acquisition expanded our reach into hospitality public space areas and added an attractive product portfolio of solutions for the residential market through the acquired Allan Copley Designs brand. These offerings enable us to take advantage of the trend where hospitality, residential and commercial designs are merging. As part of this acquisition, we also acquired all of the capital stock of Diseños de Estilo S.A. de C.V. headquartered in Tijuana, Mexico, another member of the D’style group which manufactures exclusively for D’style, strengthening our North American manufacturing footprint and serving as a distribution channel to the Mexico and Latin America hospitality markets. The cash paid for the acquisition totaled $18.2 million. An earn-out of up to $2.2 million was contingent based upon fiscal year 2018 and 2019 D’style, Inc. operating income compared to a predetermined target for each fiscal year. An earn-out of $0.4 million was paid based on fiscal year 2018 D’style operating income, and a final earn-out payment of $0.4 million is accrued and will be paid based on fiscal year 2019 D’style operating income.

A summary of the purchase price allocation is as follows:

Purchase Price Allocation - D’style
(Amounts in Thousands)
Assets:
Receivables	$1,242
Inventories	1,455
Prepaid expenses and other current assets	1,120
Net property and equipment	184
Goodwill	9,049
Other intangible assets	10,720
Deferred tax assets	302
$24,072

Liabilities:
Accounts payable	$774
Customer deposits	3,084
Accrued expenses	333
$4,191
$19,881

Consideration
(Amounts in Thousands)
Cash	$18,201
Contingent earn-out — fair value at acquisition date	1,680
Fair value of total consideration	$19,881
As of the acquisition date the fair value of the earn-out was $1.7 million. At June 30, 2018, the fair value of the contingent earn-out liability was adjusted to $1.1 million, resulting in a $0.6 million pre-tax gain, recognized as a $0.8 million pre-tax gain included in Selling and Administrative Expenses, offset in part by $0.2 million of Interest Expense attributable to an adjustment of the contingent earn-out liability. At June 30, 2019, the fair value of the contingent earn-out liability was adjusted to $0.4 million due to a payment of $0.4 million and an adjustment of $0.3 million of pre-tax income within Selling and Administrative Expenses which was partially offset by Interest Expense.
The operating results of this acquisition are included in our consolidated financial statements beginning on November 6, 2017. For the year ended June 30, 2019, net sales and net income related to D’style were $20.2 million and $0.7 million, respectively. For the year ended June 30, 2018, net sales and net income related to D’style were $13.0 million and $0.8 million, respectively. Direct costs of the acquisition for the year ended June 30, 2018, of approximately $0.8 million, were expensed as incurred and were included on the Selling and Administrative Expenses line of our Consolidated Statements of Income.
Pro forma results of operations for the D’style acquisition have not been presented as they were not significant to the our results of operations.
Goodwill
Goodwill resulting from both the David Edward and D’style acquisitions is primarily attributable to the anticipated revenue and supply chain synergies expected from the operations of the combined companies. For tax purposes, the goodwill is tax deductible over 15 years, except for an immaterial portion of the D’style acquisition which is not deductible for tax purposes. See Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for more information on goodwill.

The following summarizes our goodwill activity:

Goodwill
(Amounts in Thousands)
Goodwill - June 30, 2017	$—
Goodwill - D’style, at acquisition date	8,559
Adjustments to purchase price allocation - D’style	265
Goodwill - June 30, 2018	$8,824
Goodwill - David Edward, at acquisition date	1,960
Adjustments to purchase price allocation - David Edward	151
Adjustments to purchase price allocation - D’style	225
Goodwill - June 30, 2019	$11,160
Note 3   Restructuring
During fiscal year 2019, we recognized $0.9 million of pre-tax restructuring expense. We had no restructuring activity in fiscal year 2018 and recognized a pre-tax restructuring gain of $1.8 million in fiscal year 2017 which included a gain on the sale of the Post Falls facility.
We utilized available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring is included in the Restructuring (Gain) Expense line item on our Consolidated Statements of Income.
Transformation Restructuring Plan:
In June 2019, we announced a transformation restructuring plan that is expected to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe the transformation restructuring plan will establish a more cost-efficient structure to better align our operations with our long-term strategic goals. The transformation restructuring plan includes the following:

•
Our overall manufacturing facility footprint is being reviewed to reduce excess capacity and gain efficiencies. We plan to exit a leased seating manufacturing facility in Martinsville, Virginia in the second half of fiscal year 2020 and are evaluating our production capabilities and capacity across our organization to identify additional opportunities.

•
The creation of center-led functions for finance, human resources, information technology and legal functions is expected to result in the standardization of processes and the elimination of duplication. In addition, we are centralizing our supply chain efforts to maximize supplier value and plan to drive more efficient practices and operations within our logistics function.

•	Kimball brand selling resources are being reallocated to higher-growth markets. We also plan to exit four leased furniture showrooms across our brands during fiscal year 2020.
The efforts are expected to generate annualized pre-tax savings of approximately $10.0 million when the transformation restructuring plan is fully implemented. We estimate that pre-tax restructuring charges incurred through the end of fiscal year 2020 will be approximately $8.0 million to $9.0 million. The restructuring charges are expected to consist of approximately $3.5 million to $3.8 million for severance and other employee-related costs, $2.0 million to $2.5 million for facility exit and other costs, and $2.5 million to $2.7 million for lease asset impairment. Approximately 65% of the total cost estimate is expected to be cash expense.

A summary of the charges recorded in connection with the fiscal year 2019 Transformation Restructuring Plan is as follows:

Year Ended
(Amounts in Thousands)	June 30, 2019
Cash-related restructuring charges:
Severance and other employee related costs	$663
Other cash charges	203
Total cash-related restructuring charges	$866
Non-cash charges:
Transition stock compensation	71
Total non-cash charges	$71
Total charges	$937
A summary of the current period activity in accrued restructuring related to the fiscal year 2019 Transformation Restructuring Plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs	Other costs	Total
Balance at June 30, 2018	$—	$—	$—
Additions charged to expense	663	203	866
Cash payments charged against reserve	(44)	—	(44)
Non-cash adjustments	—	—	—
Balance at June 30, 2019	$619	$203	$822
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
Note 4 Revenue
At the beginning of fiscal year 2019, we adopted new accounting guidance on the recognition of revenue from contracts with customers using the full retrospective approach and adjusted fiscal years 2018 and 2017 to provide comparable financial reporting for all reported fiscal years. The primary impact of the new revenue standard was a reclassification of certain items on the statements of income. For contracts involving products that are sold directly to end customers, fees paid to dealer agents for facilitating the sale and performing certain services are recognized as either cost of sales or selling expense rather than being netted against revenue. In addition, any commissions or fees paid to third-party purchasing organizations are recognized as a selling expense rather than being netted against revenue. The result of these changes was increases in net sales, cost of sales, and selling expenses. On a net basis these changes had no impact to operating income dollars but did reduce operating income as a percent of net sales. The new standard also required several less significant changes including classifying the reserve for returns and allowance as a liability rather than a contra-receivable, recognizing a recovery asset for potential product returns, and capitalizing costs to obtain sales contracts. There was no cumulative effect of adopting the standard at the date of initial application in retained earnings.

The following tables present the effects of the adoption of the new standard on prior period financial statements:

Impact to Consolidated Statements of Income
	Year Ended June 30, 2018
(Amounts in Thousands)	As Originally Reported	Adoption of New Revenue Standard	As Adjusted
Net Sales	$685,600	$18,954	$704,554
Cost of Sales	464,154	4,769	468,923
Gross Profit	221,446	14,185	235,631
Selling and Administrative Expenses	170,383	14,185	184,568
Operating Income	51,063	—	51,063
Operating Income as of Percent of Net Sales	7.4%		7.2%

	Year Ended June 30, 2017
(Amounts in Thousands)	As Originally Reported	Adoption of New Revenue Standard	As Adjusted
Net Sales	$669,934	$23,033	$692,967
Cost of Sales	446,629	8,477	455,106
Gross Profit	223,305	14,556	237,861
Selling and Administrative Expenses	168,474	14,556	183,030
Restructuring (Gain) Expense	(1,832)	—	(1,832)
Operating Income	56,663	—	56,663
Operating Income as of Percent of Net Sales	8.5%		8.2%

Impact to Consolidated Balance Sheet
	As of June 30, 2018
(Amounts in Thousands)	As Originally Reported	Adoption of New Revenue Standard	As Adjusted
Receivables, net of allowances	$60,984	$1,292	$62,276
Accrued Expenses	49,294	1,292	50,586
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
We provide an assurance-type warranty that guarantees our product complies with agreed-upon specifications. This warranty is not sold separately and does not convey any additional services to the customer; therefore, our warranty is not considered a separate performance obligation. We estimate the costs that may be incurred under warranties and record a liability at the time product revenue is recognized. See Note 9 - Commitments and Contingent Liabilities in the Notes to Consolidated Financial Statements for additional information on warranty obligations.
Disaggregation of Revenue
The following table provides information about revenue by vertical market:

	Year Ended
	June 30
(Amounts in Millions)	2019	2018	2017
Commercial	$226.1	$205.9	$203.2
Education	92.1	86.3	81.4
Finance	69.8	67.6	69.3
Government	74.7	89.5	87.1
Healthcare	110.4	88.6	98.2
Hospitality	195.0	166.7	153.8
Total Net Sales	$768.1	$704.6	$693.0
We report revenue under a single aggregated reportable segment consisting of three operating segments which have similar products and services in nature, utilize similar production and distribution processes, and share similar long-term economic characteristics.
Contract Balances
Receivables in the Consolidated Balance Sheets represent the amount of consideration to which we are entitled in exchange for the goods or services sold to our customers, net of allowances for doubtful accounts. Receivables are recorded when the right to consideration from the customer becomes unconditional, which is generally upon billing or upon satisfaction of a performance obligation, whichever is earlier. For the years ended June 30, 2019, June 30, 2018, and June 30, 2017, impairment losses on doubtful accounts receivable were $0.5 million, $0.0 million, and $0.3 million, respectively.
We also receive deposits from certain customers before revenue is recognized, resulting in the recognition of a contract liability reported as Customer Deposits in the Consolidated Balance Sheets. Changes in the customer deposits during the year ended June 30, 2019 are as follows:

(Amounts in Millions)	Customer Deposits
Balance as of June 30, 2018	$21.3
Increases due to deposits received, net of other adjustments	116.6
Revenue recognized	(113.3)
Balance as of June 30, 2019	$24.6
Customer deposits are typically utilized within a year of the receipt of the deposit. The amount of revenue recognized during the year ended June 30, 2019 that was included in the June 30, 2018 customer deposit balance was $20.9 million. The amount of revenue recognized during the year ended June 30, 2018 that was included in the June 30, 2017 customer deposit balance was $20.4 million.
Additionally, funds paid to certain independent dealers in exchange for their multi-year commitment to market and sell our products represent costs of obtaining contracts. These incremental costs of obtaining contracts are capitalized to the extent we expect to recover them in the Consolidated Balance Sheets as of June 30, 2019 and June 30, 2018, with $0.2 million and $0.3 million, respectively, reported in Prepaid Expenses and Other Current Assets and $0.2 million and $0.3 million, respectively, reported in Other Assets. The capitalized costs are amortized over the term of the contract. Amortization expense recognized in Selling and Administrative Expenses was $0.4 million, $0.3 million, and $0.1 million for the years ended June 30, 2019, 2018, and 2017, respectively.

Significant Judgments
We use significant judgment in estimating the reduction in net sales driven by customer rebate and incentive programs. Judgments primarily include an estimate of the most likely sales levels to be achieved and the corresponding rebate and incentive amounts expected to be earned by dealers and salespersons. In the years ended June 30, 2019, 2018, and 2017, we had an immaterial amount of adjustments to estimates for cumulative growth rebates and incentives that related to the preceding fiscal years. We also use judgment in estimating a reserve for returns and allowances recorded at the time of the sale, resulting in a reduction of revenue, based on estimated product returns and price concessions.
Accounting Policies and Practical Expedients Elected
For shipping and handling activities, we are applying an accounting policy election which allows an entity to account for shipping and handling activities as fulfillment activities rather than a promised good or service when the activities are performed, even if those activities are performed after the control of the good has been transferred to the customer. Therefore, we expense shipping and handling costs at the time revenue is recognized. We classify shipping and handling expenses in Cost of Sales in the Consolidated Statements of Income.
We are also applying an accounting policy election which allows an entity to exclude from revenue any amounts collected from customers on behalf of third parties, such as sales taxes and other similar taxes we collect concurrent with revenue-producing activities. Therefore, we present revenue net of sales taxes and similar revenue-based taxes.
For incremental costs of obtaining a contract, we elected a practical expedient which permits an entity to recognize incremental costs to obtain a contract as an expense when incurred if the amortization period is less than one year. This election had an immaterial effect on our consolidated financial statements.
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

Note 5    Earnings Per Share
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2019	2018	2017
Net Income	$39,344	$34,439	$37,506

Average Shares Outstanding for Basic EPS Calculation	36,842	37,314	37,334
Dilutive Effect of Average Outstanding Compensation Awards	222	180	499
Average Shares Outstanding for Diluted EPS Calculation	37,064	37,494	37,833

Basic Earnings Per Share	$1.07	$0.92	$1.00
Diluted Earnings Per Share	$1.06	$0.92	$0.99

Note 6    Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act reduced federal corporate income tax rates effective January 1, 2018 and changed numerous other provisions. Because Kimball International has a June 30 fiscal year-end, a lower corporate federal income tax rate was phased in, resulting in a U.S. federal statutory tax rate of 28.1% for fiscal year ending June 30, 2018 and 21% for fiscal year 2019.
The changes included in the Tax Act are broad and complex, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the transition impacts.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income tax benefits associated with net operating losses of, in thousands, $1,740 expire from fiscal year 2020 to 2036. Income tax benefits associated with tax credit carryforwards of, in thousands, $2,463, expire from fiscal year 2023 to 2027. Valuation allowances were provided as of June 30, 2019 for deferred tax assets relating to state net operating losses of, in thousands, $407, and for foreign tax credits of, in thousands, $462, that we currently believe are more likely than not to remain unrealized in the future. In all periods presented, the change in the valuation allowance is reported as a component of income tax expense.
The components of the deferred tax assets and liabilities as of June 30, 2019 and 2018, were as follows:

(Amounts in Thousands)	2019	2018
Deferred Tax Assets:
Receivables	$698	$708
Inventory	275	428
Employee benefits	224	161
Deferred compensation	7,582	4,061
Other current liabilities	700	70
Warranty reserve	576	591
Tax credit carryforwards	2,463	2,168
Restructuring	211	—
Goodwill	96	98
Net operating loss carryforward	1,740	2,179
Miscellaneous	1,902	2,135
Valuation Allowance	(869)	(860)
Total asset	$15,598	$11,739
Deferred Tax Liabilities:
Property and equipment	$6,152	$6,062
Miscellaneous	724	761
Total liability	$6,876	$6,823
Net Deferred Tax Assets	$8,722	$4,916
The provision for income taxes is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2019	2018	2017
Currently Payable:
Federal	$13,458	$6,592	$19,780
State	2,677	1,636	2,318
Total current	$16,135	$8,228	$22,098
Deferred Taxes:
Federal	$(3,270)	$8,236	$(1,761)
State	(539)	1,422	175
Total deferred	$(3,809)	$9,658	$(1,586)
Total provision for income taxes	$12,326	$17,886	$20,512

A reconciliation of the statutory U.S. income tax rate to Kimball International’s effective income tax rate follows:

	Year Ended June 30
	2019		2018		2017
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax provision computed at U.S. federal statutory rate	$10,851	21.0%	$14,703	28.1%	$20,306	35.0%
State income taxes, net of federal income tax benefit	1,689	3.3	2,198	4.2	1,620	2.8
Domestic manufacturing deduction	—	—	(617)	(1.2)	(1,495)	(2.6)
Research credit	(300)	(0.6)	(180)	(0.3)	(218)	(0.4)
Remeasurement of tax assets and liabilities related to the Tax Act	—	—	1,839	3.5	—	—
Other - net	86	0.2	(57)	(0.1)	299	0.6
Total provision for income taxes	$12,326	23.9%	$17,886	34.2%	$20,512	35.4%
Net cash payments for income taxes were, in thousands, $10,225, $13,937, and $20,881 in fiscal years 2019, 2018, and 2017, respectively.
Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2019, 2018, and 2017 were as follows:

(Amounts in Thousands)	2019	2018	2017
Beginning balance - July 1	$989	$1,888	$2,077
Tax positions related to prior fiscal years:
Additions	80	222	213
Reductions	(222)	(1,030)	(581)
Tax positions related to current fiscal year:
Additions	—	—	391
Reductions	—	—	—
Settlements	—	—	—
Lapses in statute of limitations	(94)	(91)	(212)
Ending balance - June 30	$753	$989	$1,888
Portion that, if recognized, would reduce tax expense and effective tax rate	$643	$832	$1,377
We recognize interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes line of the Consolidated Statements of Income. Amounts accrued for interest and penalties were as follows:

	As of June 30
(Amounts in Thousands)	2019	2018	2017
Accrued Interest and Penalties:
Interest	$90	$70	$84
Penalties	$101	$98	$102
Interest and penalties income recognized for fiscal years 2019, 2018, and 2017 were, in thousands, $23, $11, and $23, respectively.
Kimball International, or one of its wholly-owned subsidiaries, files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. We are no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2016, and to various state and local income tax examinations by tax authorities for years before 2015. We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. No provision was made for income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested, which was $1.3 million on June 30, 2019. Based on the Tax Act, future remittances of these undistributed earnings of foreign subsidiaries are not subject to U.S. income tax or foreign withholding taxes in the foreign country where the foreign subsidiaries operate.
Note 7    Inventories
Inventories are stated at the lower of cost or market value. Inventories are valued using the last-in, first-out (“LIFO”) method for approximately 93% and 92% of consolidated inventories at June 30, 2019 and June 30, 2018, respectively. The remaining inventories are valued using the first-in, first-out (“FIFO”) method and average cost method.
Had the FIFO method been used for all inventories, income would have been $1.1 million higher in fiscal year 2019, $1.1 million higher in fiscal year 2018, and $0.4 million higher in fiscal year 2017. Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased income by an immaterial amount in 2019, 2018 and 2017.
Inventory components at June 30 were as follows:

(Amounts in Thousands)	2019	2018
Finished products	$26,304	$23,756
Work-in-process	2,455	1,378
Raw materials	34,335	29,158
Total FIFO inventory	$63,094	$54,292
LIFO reserve, net	(16,282)	(14,783)
Total inventory	$46,812	$39,509
Note 8    Property and Equipment
Major classes of property and equipment at June 30 consist of the following:

(Amounts in Thousands)	2019	2018
Land	$2,219	$2,219
Buildings and improvements	104,601	105,372
Machinery and equipment	157,575	152,653
Construction-in-progress	12,141	4,302
Total	$276,536	$264,546
Less: Accumulated depreciation	(185,865)	(180,059)
Property and equipment, net	$90,671	$84,487
The useful lives used in computing depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	5 to 40
Machinery and equipment	2 to 20
Leasehold improvements	Lesser of Useful Life or Term of Lease
Depreciation of property and equipment, including asset write-downs, totaled, in millions, $14.8 for fiscal year 2019, $13.7 for fiscal year 2018, and $14.7 for fiscal year 2017.
At both June 30, 2019 and June 30, 2018, excess land located in Jasper, Indiana totaling $0.3 million was classified as held for sale. At June 30, 2017, our fleet of over-the-road tractors and trailers and a small parcel of land located in Jasper, Indiana totaling $4.2 million were classified as held for sale. During fiscal year 2018, we sold all of our over-the-road tractors and trailers and the small parcel of land and recognized a pre-tax gain of $0.4 million as the $4.8 million selling price exceeded the book value net of selling costs.
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
During fiscal year 2017, we also sold a facility in Indiana which housed an education center for dealer and employee training, a research and development center, and a product showroom for proceeds of $3.8 million. In order to allow for transition of those functions to our primary campus also located in Jasper, Indiana, we leased back a portion of the facility until December 31, 2017 at a favorable rate. The below-market terms of the leaseback were considered a form of continuing involvement that precluded sale treatment therefore we deferred the recognition of the sale until fiscal year 2018 when we recorded the pre-tax gain of $1.7 million on the sale.
Note 9    Commitments and Contingent Liabilities
Leases:
Operating leases for certain offices, showrooms, manufacturing facilities, land, and equipment, which expire from fiscal year 2020 to 2027, contain provisions under which minimum annual lease payments are, in millions, $4.6, $4.2, $4.1, $3.6, and $2.5 for the five years ending June 30, 2024, respectively, and aggregate $3.8 million from fiscal year 2025 to the expiration of the leases in fiscal year 2027. We are obligated under certain real estate leases to maintain the properties and pay real estate taxes. Certain leases include renewal options and escalation clauses. Total rental expense was, in millions, $6.4, $5.8, and $6.0 in fiscal years 2019, 2018, and 2017, respectively, including certain leases requiring contingent lease payments based primarily on warehouse space utilized, which was expense of, in millions, $1.2, $1.2, and $1.5 in fiscal years 2019, 2018, and 2017, respectively. As part of the transformation restructuring plan, during fiscal year 2020 we plan to exit the leased manufacturing facility in Martinsville, Virginia and four leased furniture showrooms.
We had no capital leases in fiscal years 2019 or 2018.
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
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $1.5 million as of June 30, 2019 and $1.4 million as of June 30, 2018.
We are periodically required to provide performance bonds in order to conduct business with certain customers. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. We are ultimately liable for claims that may occur against the performance bonds. We had no financial exposure from performance bonds as of June 30, 2019 and we had a maximum financial exposure totaling $0.5 million as of June 30, 2018.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2019 and 2018 with respect to the standby letters of credit or performance bonds. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
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

Changes in the product warranty accrual during fiscal years 2019, 2018, and 2017 were as follows:

(Amounts in Thousands)	2019	2018	2017
Product Warranty Liability at the beginning of the year	$2,294	$1,992	$2,351
Additions to warranty accrual (including changes in estimates)	886	1,307	562
Settlements made (in cash or in kind)	(942)	(1,005)	(921)
Product Warranty Liability at the end of the year	$2,238	$2,294	$1,992
Note 10    Long-Term Debt and Credit Facilities
Long-term debt, less current maturities as of June 30, 2019 and 2018, was, in thousands, $136 and $161, respectively, and current maturities of long-term debt were, in thousands, $25 and $23, respectively. Long-term debt consists of a long-term note payable, which has an interest rate of 9.25% and matures in 2025. Aggregate maturities of long-term debt for the next five years are, in thousands, $25, $27, $30, $33, and $36, respectively, and aggregate $10 thereafter.
We maintain a $30 million credit facility with a maturity date of October 31, 2019 that allows for both issuances of letters of credit and cash borrowings. This facility provides an option to increase the amount available for borrowing to $55 million at our request, subject to the consent of the participating banks. We expect to negotiate a new credit facility to replace the current $30 million credit facility prior to its October 2019 expiration. At June 30, 2019 and 2018, we had no borrowings outstanding under the credit facility. At June 30, 2019, we had $1.5 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility to $28.5 million.
The revolving loans under the Credit Agreement may consist of, at our election, advances in U.S. dollars or advances in any other currency that is agreed to by the lenders. The proceeds of the revolving loans are to be used for general corporate purposes, including acquisitions. A portion of the credit facility, not to exceed $10 million of the principal amount, will be available for the issuance of letters of credit. The commitment fee is payable on the unused portion of the credit facility which was immaterial to our operating results for fiscal years 2019 and 2018. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 20.0 to 25.0 basis points per annum as determined by our ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
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

Interest expense incurred and paid on borrowings were, in thousands, $87, $70, and $37, in fiscal years 2019, 2018, and 2017, respectively.

Note 11    Employee Benefit Plans
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
The discretionary employer contribution for domestic employees is determined annually by the Compensation and Governance Committee of the Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $7.3, $5.9, and $6.4 for fiscal years 2019, 2018, and 2017, respectively.
Employees of certain foreign subsidiaries are covered by local pension or retirement plans. The expense related to employer contributions to these foreign plans for fiscal years 2019, 2018, and 2017 was not material.
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

	June 30
(Amounts in Thousands)	2019	2018
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$2,719	$3,083
Service cost	506	521
Interest cost	89	85
Actuarial (gain) loss for the period	(484)	(895)
Benefits paid	(46)	(75)
Benefit obligation at end of year	$2,784	$2,719
Balance in current liabilities	$506	$494
Balance in noncurrent liabilities	2,278	2,225
Total benefit obligation recognized in the Consolidated Balance Sheets	$2,784	$2,719

	June 30
(Amounts in Thousands)	2019	2018
Changes and Components in Accumulated Other Comprehensive Income (Loss) (before tax):
Accumulated Other Comprehensive Income (Loss) at beginning of year	$2,494	$1,859
Net change in unrecognized actuarial gain (loss)	80	635
Accumulated Other Comprehensive Income (Loss) at end of year	$2,574	$2,494

(Amounts in Thousands)	Year Ended June 30
Components of Net Periodic Benefit Cost (before tax):	2019	2018	2017
Service cost	$506	$521	$482
Interest cost	89	85	65
Amortization of actuarial (gain) loss	(404)	(260)	(473)
Net periodic benefit cost — Total cost	$191	$346	$74
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions, such as the restructuring employee transition pay described in Note 3 - Restructuring, are not estimable using actuarial methods and are therefore excluded from the preceding tables.
During fiscal year 2019, we reported service cost in the Cost of Sales and Selling and Administrative Expenses lines of the Consolidated Statement of Income, interest cost in the Interest Expense line, and amortization of actuarial income in the Non-operating income. During fiscal year 2018 and 2017, all costs were recognized in the Cost of Sales and Selling and Administrative Expenses lines and were not segregated between the operating and non-operating sections of the Consolidated Statement of Income because the impact was immaterial.
The Plan recognized actuarial gains during fiscal years 2019, 2018 and 2017 as a result of lower benefit payments than were assumed in the benefit obligation. The actuarial gain is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans.
Assumptions used to determine fiscal year end benefit obligations are as follows:

	2019	2018
Discount Rate	2.8%	3.4%
Rate of Compensation Increase	3.0%	3.0%
Weighted average assumptions used to determine fiscal year net periodic benefit costs are as follows:

	2019	2018	2017
Discount Rate	3.2%	3.0%	2.4%
Rate of Compensation Increase	3.0%	3.0%	3.0%

Note 12    Stock Compensation Plans
On October 31, 2017, the shareholders approved the 2017 Stock Incentive Plan (“the 2017 Plan”) which allows for the issuance of stock awards, restricted stock awards, stock options, stock appreciation rights, and other stock-based awards, each of which may include performance-based conditions, to certain employees, non-employee directors, consultants, and advisors. The 2017 Plan authorizes the issuance of 2.1 million shares of our Class B Common Stock including unused shares from the former plan.
Stock-based compensation expense was $6.6 million, $4.2 million, and $6.3 million in fiscal years 2019, 2018 and 2017, respectively. The total income tax benefit for stock compensation arrangements was $2.0 million, $2.1 million, and $2.9 million in fiscal years 2019, 2018 and 2017, respectively. Included in the income tax benefit for fiscal years 2019, 2018 and 2017, respectively, was a $0.3 million, $0.7 million, and $0.5 million reduction in taxes for excess tax benefits from the vesting of stock awards. We generally use treasury shares for issuance of shares.
Performance Shares:
We award performance shares to officers and other key employees. Under these awards, a number of shares will be issued to each participant based upon the attainment of the applicable performance conditions as applied to a total potential share award made and approved by the Compensation and Governance Committee. Currently outstanding are long-term performance share awards with a contractual life of five years. We also award annual performance share awards with a contractual life of one year. The performance conditions for both types of performance share awards are based on annual performance measurement periods. Annual performance shares vest at the end of the fiscal year. Long-term performance shares vest when issued as Common Stock shortly after the end of the fiscal year in which each performance measurement period is complete. The long-term performance share award is being phased out with the final issuance of shares in July 2019. If a participant is not employed on the date long-term performance shares are issued or the date annual performance shares are vested, the performance share award is forfeited, except in the case of death, retirement, total permanent disability, or certain other circumstances described in our employment policy. To the extent performance conditions are not fully attained, performance shares are forfeited.
A summary of performance share activity during fiscal year 2019 is presented below:

	Number of Shares (1)	Weighted Average Grant Date Fair Value
Performance Shares outstanding at July 1, 2018	104,223	$16.52
Granted	116,598	$16.13
Vested	(143,543)	$16.33
Forfeited	(49,555)	$16.13
Performance Shares outstanding at June 30, 2019	27,723	$16.12
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
As of June 30, 2019, there was less than $0.1 million of unrecognized compensation cost related to performance shares, based on the latest estimated attainment of performance conditions. That cost is expected to be recognized in July 2019, with a weighted average vesting period of one month. The fair value of performance shares is based on the closing stock price at the date of grant, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The weighted average grant date fair value was $16.13, $16.62, and $11.26 for performance share awards granted in fiscal years 2019, 2018, and 2017, respectively. During fiscal years 2019, 2018, and 2017, respectively, 143,543; 401,833; and 294,086 performance shares vested at a fair value of $2.3 million, $4.8 million, and $3.6 million. Fiscal year 2018 vesting was higher primarily because of a change in vesting timing from July to June 30.
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
A summary of RTSR activity during fiscal year 2019 is presented below:

	Number of Shares (1)	Weighted Average Grant Date Fair Value
RTSRs outstanding at July 1, 2018	130,640	$18.94
Granted	140,914	$21.43
Vested	(67,130)	$17.23
Forfeited	(29,512)	$20.18
RTSRs outstanding at June 30, 2019	174,912	$21.31
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

As of June 30, 2019, there was approximately $1.1 million of unrecognized compensation cost related to RTSRs. That cost is expected to be recognized over the vesting periods ending June 2020 through June 2021, with a weighted average vesting period of approximately one year, five months. The grant date fair value of RTSR awards was calculated using a Monte Carlo simulation. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. The weighted average grant date fair value was $21.43, $20.65, and $13.92 for RTSR awards granted in fiscal years 2019, 2018, and 2017, respectively. During fiscal years 2019, 2018, and 2017, respectively, 67,130, 37,535, and 57,375, RTSRs vested at a fair value of $1.2 million, $0.6 million, and $1.0 million. The RTSR awards vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.
On May 7, 2018, Robert F. Schneider informed the Board of Directors of Kimball International of his decision to retire as our Chief Executive Officer (“CEO”) and Chairman of the Board. With the announcement of his plan to retire, the Company and Mr. Schneider entered into an Amendment to Executive’s Terms of Employment (“Amendment”) which modified the terms of his RTSR awards so that a prorated portion of awards vest based on the portion of the applicable performance period that Mr. Schneider worked prior to his retirement. The Amendment was determined to be a Type III “Improbable to Probable” modification, as the awards were no longer probable of vesting prior to the Amendment. Mr. Schneider retired on October 31, 2018 and upon the June 30, 2019 vesting date received 39,112 shares at a vested fair value of $0.7 million. He has outstanding maximum shares of 14,668 at a fair value of $0.3 million vesting June 30, 2020.
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
A summary of RSU activity during fiscal year 2019 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at July 1, 2018	201,826	$15.10
Granted	318,822	$16.38
Vested	(149,323)	$14.61
Forfeited	(47,298)	$15.43
RSUs outstanding at June 30, 2019	324,027	$16.54
As of June 30, 2019, there was approximately $3.2 million of unrecognized compensation cost related to nonvested RSU compensation arrangements. That cost is expected to be recognized over vesting periods ending June 2020 through June 2021, with a weighted average vesting period of one year, seven months. The fair value of RSU awards is based on the stock price at the date of award. The weighted average grant date fair value was $16.38, $17.14, and $11.85 for RSU awards granted in fiscal years 2019, 2018, and 2017, respectively. During fiscal years 2019, 2018, and 2017, respectively, 149,323, 79,315, and 86,116 RSUs vested at a fair value of $2.2 million, $1.0 million, and $0.8 million. The fair value is equal to the closing price of shares of our Common Stock on the date of the grant. The RSU awards vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.
Mr. Schneider’s Amendment, in conjunction with his retirement, modified the terms of his existing RSU awards so that a prorated portion of awards vest based on the portion of the applicable period that Mr. Schneider works prior to his retirement. The Amendment was determined to be a Type III “Improbable to Probable” modification, as the awards were no longer probable of vesting prior to the Amendment. Mr. Schneider retired on October 31, 2018 and received 26,397 shares at a vested fair value of $0.4 million.
Unrestricted Share Grants:
Unrestricted shares may be granted to employees and non-employee members of the Board of Directors as consideration for service to Kimball International. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal years 2019, 2018, and 2017, respectively, we granted a total of 42,888, 38,696, and 48,812 unrestricted shares of common stock at an average grant date fair value of $15.42, $18.31, and $14.12 for a total fair value, in thousands, of $661, $709, and $689. These shares are the total number of shares granted, prior to the reduction of shares withheld to satisfy tax withholding obligations. Unrestricted shares were awarded to key employees and non-employee members of the Board of Directors as compensation for director’s fees and as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. Director’s fees are expensed over the period that directors earn the compensation.
Note 13    Fair Value
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during fiscal years 2019 and 2018.
We hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in equity securities without readily determinable fair value and $1.5 million in stock warrants. The investment in equity securities without readily determinable fair value is classified as a level 3 financial asset, as explained in the Financial Instruments Not Carried At Fair Value section below. The investment in stock warrants is also classified as a level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 15 - Investments of Notes to Consolidated Financial Statements for further information regarding the investment in equity securities without readily determinable fair value, and Note 14 - Derivative Instruments of Notes to Consolidated Financial Statements for further information regarding the investment in stock warrants. No purchases or sales of level 3 assets occurred during the fiscal years ended June 30, 2019 and 2018.
In connection with the acquisition of D’style, we valued long-lived and intangible assets at their estimated fair values at the acquisition date. The fair value estimates for intangible assets were based upon assumptions related to the future cash flows and discount rates utilizing currently available information, and in some cases, valuation results from independent valuation specialists (Level 3 determination of fair value). Subsequent to the acquisition, we may determine the fair value of our long-lived and intangible assets on a non-recurring basis in connection with our periodic evaluations of such assets for potential impairment and record impairment charges when such fair value estimates are lower than the carrying values of the assets. As part of the acquisition, contingent earn-out payments up to $2.2 million may be paid based upon fiscal year 2018 and 2019 D’style, Inc. operating income compared to a predetermined target for each fiscal year. As of the November 6, 2017 acquisition date, the fair value of the earn-out liability was $1.7 million. The liability is carried at fair value and is classified in Level 3 of the fair value hierarchy.
During the fiscal year ended June 30, 2018, the fair value of the contingent earn-out liability was adjusted to $1.1 million, resulting in a $0.6 million pre-tax gain, recognized as $0.8 million pre-tax gain included in Selling and Administrative Expenses, offset in part by $0.2 million of Interest Expense.
During the fiscal year ended June 30, 2019, the fair value of the contingent earn-out liability was adjusted to $0.4 million due to a payment of $0.4 million relating to fiscal year 2018 and an adjustment of $0.3 million of pre-tax income within Selling and Administrative Expenses which was partially offset by Interest Expense. The adjustment was attributable to fiscal year 2019 D’style operating income compared to a predetermined target for the fiscal year.

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
Market - The privately-held company is in a start-up phase. The pricing of recent purchases or sales of the
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

Recurring Fair Value Measurements:
As of June 30, 2019 and June 30, 2018, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market or income approach are categorized as follows:

(Amounts in Thousands)	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$40,016	$—	$—	$40,016
Cash equivalents: Commercial paper	—	29,408	—	29,408
Available-for-sale securities: Secondary market certificates of deposit	—	11,230	—	11,230
Available-for-sale securities: Municipal bonds	—	1,922	—	1,922
Available-for-sale securities: U.S. Treasury and federal agencies	—	19,919	—	19,919
Trading Securities: Mutual funds in nonqualified SERP	11,774	—	—	11,774
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$51,790	$62,479	$1,500	$115,769
Liabilities
Contingent earn-out liability	—	—	360	360
Total liabilities at fair value	$—	$—	$360	$360

(Amounts in Thousands)	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$24,407	$—	$—	$24,407
Cash equivalents: Commercial paper	—	25,918	—	25,918
Available-for-sale securities: Secondary market certificates of deposit	—	11,850	—	11,850
Available-for-sale securities: Municipal bonds	—	16,508	—	16,508
Available-for-sale securities: U.S. Treasury and federal agencies	—	6,249	—	6,249
Trading Securities: Mutual funds in nonqualified SERP	12,114	—	—	12,114
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$36,521	$60,525	$1,500	$98,546
Liabilities
Derivatives: Foreign exchange contracts	$—	$10	$—	$10
Contingent earn-out liability	—	—	1,056	1,056
Total liabilities at fair value	$—	$10	$1,056	$1,066
The nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, target date funds, a bond fund, and a money market fund. The SERP investment assets are offset by a SERP liability which represents our obligation to distribute SERP funds to participants. See Note 15 - Investments of Notes to Consolidated Financial Statements for further information regarding the SERP.

Financial Instruments Not Carried At Fair Value:
Financial instruments that are not reflected in the Consolidated Balance Sheets at fair value that have carrying amounts which approximate fair value include the following:

Financial Instrument	Level	Valuation Technique/Inputs Used
Notes receivable	2	Market - Price approximated based on the assumed collection of receivables in the normal course of business, taking into account the customer’s non-performance risk
Equity securities without readily determinable fair value	3
Costs minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Impairment is assessed qualitatively.

On a periodic basis, but no less frequently than quarterly, the investment in equity securities without readily determinable fair value is qualitatively assessed for impairment when there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. If a significant adverse effect on the fair value of the investment were to occur and was deemed to be other-than-temporary, the fair value of the investment would be estimated, and the amount by which the carrying value of the investment exceeds its fair value would be recorded as an impairment loss. See Note 15 - Investments of Notes to Consolidated Financial Statements for the carrying amount of this investment.
The carrying value of our cash deposit accounts, trade accounts receivable, trade accounts payable, and dividends payable approximates fair value due to the relatively short maturity and immaterial non-performance risk.
Note 14    Derivative Instruments
Stock Warrants:
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants purchased during fiscal year 2017. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the year ended June 30, 2019, the change in fair value of the stock warrants was not significant. See Note 13 - Fair Value of Notes to Consolidated Financial Statements for more information on the valuation of these securities.
Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets are presented below.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30 2019	June 30 2018	Balance Sheet Location	June 30 2019	June 30 2018
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$—	Accrued expenses	$—	$10

Derivatives not designated as hedging instruments:
Stock warrants	Other Assets	$1,500	$1,500		—	—
Total derivatives		$1,500	$1,500		$—	$10

Note 15    Investments
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

	June 30, 2019
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Within one year	$6,735	$1,922	$19,919
After one year through two years	4,495	—	—
Total Fair Value	$11,230	$1,922	$19,919
All investments are classified as available-for-sale securities which are recorded at fair value. See Note 13 - Fair Value of Notes to Consolidated Financial Statements for more information on the fair value of available-for-sale securities. The amortized cost basis reflects the original purchase price, with discounts and premiums amortized over the life of the available-for-sale securities. Unrealized losses on available-for-sale securities are recognized in earnings when there is intent to sell or it is likely to be required to sell before recovery of the loss, or when the available-for-sale securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax-related effect as a component of Shareholders’ Equity.

	June 30, 2019
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$11,230	$1,921	$19,888
Unrealized holding gains	—	1	31
Unrealized holding losses	—	—	—
Fair Value	$11,230	$1,922	$19,919

	June 30, 2018
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$11,850	$16,532	$6,266
Unrealized holding gains	—	—	—
Unrealized holding losses	—	(24)	(17)
Fair Value	$11,850	$16,508	$6,249
No investments were in a continuous unrealized loss position for greater than 12 months as of June 30, 2019. There were no realized losses as a result of sales during fiscal year 2019 and an immaterial amount during fiscal year 2018.
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains for securities held at June 30, 2019, 2018, and 2017 were, in thousands, $223, $585, and $223, respectively. SERP asset and liability balances were as follows:

	June 30
(Amounts in Thousands)	2019	2018
SERP investments - current asset	$3,087	$3,868
SERP investments - other long-term asset	8,687	8,246
Total SERP investments	$11,774	$12,114
SERP obligation - current liability	$3,087	$3,868
SERP obligation - other long-term liability	8,687	8,246
Total SERP obligation	$11,774	$12,114
Equity securities without readily determinable fair value:
We hold a total investment of $2.0 million in a privately-held company, including $0.5 million in equity securities without readily determinable fair value purchased during fiscal year 2016. The investment in equity securities without readily determinable fair value is included in the Other Assets line of the Consolidated Balance Sheets. See Note 13 - Fair Value of Notes to Consolidated Financial Statements for more information on the valuation of these securities. We do not hold a majority voting interest and are not the variable interest primary beneficiary of the privately-held company, thus consolidation is not required.
Note 16    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2019	2018
Compensation	$24,582	$22,045
Selling	8,148	7,134
Employer retirement contribution	7,032	5,605
Taxes	4,115	3,598
Insurance	3,821	4,210
Restructuring	822	—
Rent	3,163	2,997
Other expenses	5,811	4,997
Total accrued expenses	$57,494	$50,586
Note 17   Geographic Information
The following geographic area data includes net sales based on the location where title transfers.

	Year Ended June 30
(Amounts in Thousands)	2019	2018	2017
Net Sales:
United States	$755,878	$691,766	$681,484
Foreign	12,192	12,788	11,483
Total Net Sales	$768,070	$704,554	$692,967
Substantially all long-lived assets were located in the United States for each of the three fiscal years ended June 30, 2019. Long-lived assets include property and equipment and other long-term assets such as software.

Note 18   Accumulated Other Comprehensive Income
During fiscal year 2019 and 2018, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Derivative Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2017	$(21)	$1,136	$—	$1,115
Other comprehensive income (loss) before reclassifications	(8)	599	(7)	584
Reclassification to (earnings) loss	3	(176)	—	(173)
Net current-period other comprehensive income (loss)	(5)	423	(7)	411
Reclassification of change in enacted income tax rate to retained earnings	$(5)	$295	$—	$290
Balance at June 30, 2018	$(31)	$1,854	$(7)	$1,816

Other comprehensive income (loss) before reclassifications	54	360	(9)	405
Reclassification to (earnings) loss	—	(300)	16	(284)
Net current-period other comprehensive income (loss)	54	60	7	121
Balance at June 30, 2019	$23	$1,914	$—	$1,937

The following reclassifications were made from Accumulated Other Comprehensive Income to the Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Fiscal Year Ended		Affected Line Item in the Consolidated Statements of Income
	June 30,
(Amounts in Thousands)	2019	2018
Realized Investment Gain (Loss) on available-for-sale securities (1)	$—	$(4)	Non-operating income (expense), net
	—	1	Benefit (Provision) for Income Taxes
	$—	$(3)	Net Income

Postemployment Benefits Amortization of Actuarial Gain (2)	$—	$168	Cost of Sales
	—	92	Selling and Administrative Expenses
	404	—	Non-operating income (expense), net
	(104)	(84)	Benefit (Provision) for Income Taxes
	$300	$176	Net Income

Derivative Gain (Loss) (3)	(21)	—	Non-operating income (expense), net
	5	—	Benefit (Provision) for Income Taxes
	$(16)	$—	Net Income

Total Reclassifications for the Period	$284	$173	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 15 - Investments of Notes to Consolidated Financial Statements for further information on available-for-sale securities.
(2) See Note 11 - Employee Benefit Plans of Notes to Consolidated Financial Statements for further information on postemployment benefit plans.
(3) See Note 14 - Derivative Instruments of Notes to Consolidated Financial Statements for further information on derivative instruments.
Note 19    Variable Interest Entities
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
The equity securities without readily determinable fair value and stock warrants were valued at $0.5 million and $1.5 million, respectively, at both June 30, 2019 and June 30, 2018 and were included in the Other Assets line of the Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 13 - Fair Value of Notes to Consolidated Financial Statements.
The carrying value of the notes receivable for independent dealership financing were $1.0 million and $0.6 million, net of a $0.1 million allowance as of June 30, 2019 and June 30, 2018, respectively, and were included on the Receivables and Other Assets lines of our Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball International to the VIEs was limited to the items discussed above during the fiscal year ended June 30, 2019.

Note 20   Credit Quality and Allowance for Credit Losses of Notes Receivable
We monitor credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. As of June 30, 2019 and 2018, we had no material past due outstanding notes receivable.

	As of June 30, 2019			As of June 30, 2018
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Independent Dealership Financing	$1,010	$—	$1,010	$666	$50	$616
Other Notes Receivable	122	122	—	183	183	—
Total	$1,132	$122	$1,010	$849	$233	$616

Note 21    Quarterly Financial Information (Unaudited)

	Three Months Ended
(Amounts in Thousands, Except for Per Share Data)	September 30	December 31	March 31	June 30
Fiscal Year 2019:
Net Sales	$194,123	$201,008	$177,369	$195,570
Gross Profit	65,873	64,989	56,561	67,129
Restructuring (Gain) Expense	—	—	—	937
Net Income	10,876	9,405	7,954	11,109
Basic Earnings Per Share	$0.29	$0.26	$0.22	$0.30
Diluted Earnings Per Share	$0.29	$0.25	$0.22	$0.30
Fiscal Year 2018:
Net Sales	$175,360	$178,614	$160,897	$189,683
Gross Profit	64,007	57,420	49,964	64,240
Net Income	10,957	7,378	5,850	10,254
Basic Earnings Per Share	$0.29	$0.20	$0.16	$0.28
Diluted Earnings Per Share	$0.29	$0.20	$0.16	$0.28

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b) Management’s report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, we included a report of management’s assessment of the effectiveness of our internal control over financial reporting as part of this report. The effectiveness of our internal control over financial reporting as of June 30, 2019 has been audited by our independent registered public accounting firm. Management’s report and the independent registered public accounting firm’s attestation report are included in our Consolidated Financial Statements under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
(c) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B - Other Information
None.
PART III
Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 22, 2019 under the captions “Proposal No. 1 - Election of Directors” and “Information Concerning the Board of Directors and Committees.”
Committees
The information required by this item with respect to the Audit Committee and its financial experts and with respect to the Compensation and Governance Committee’s responsibility for establishing procedures by which shareholders may recommend nominees to the Board of Directors is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 22, 2019 under the caption “Information Concerning the Board of Directors and Committees.”
Information about our Executive Officers
The information required by this item with respect to our executive officers is included at the end of Part I of this Annual Report on Form 10-K under “Information about our Executive Officers” and is incorporated herein by reference.
Delinquent Reports under Section 16(a) of the Exchange Act
The information required by this item with respect to delinquent reports under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 22, 2019 under the caption “Delinquent Section 16(a) Reports.”
Code of Ethics
We have a code of ethics that applies to all of our employees, including our Chief Executive Officer, our Chief Financial Officer, and our Corporate Controller (functioning as Principal Accounting Officer). The code of ethics is posted on our website at www.kimballinternational.com/corporate-governance. It is our intention to disclose any amendments to the code of ethics on this website. In addition, any waivers of the code of ethics for our directors or executive officers will be disclosed in a Current Report on Form 8-K.
Item 11 - Executive Compensation
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 22, 2019 under the captions “Information Concerning the Board of Directors and Committees,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Related Risk Assessment,” and “Executive Officer and Director Compensation.”

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 22, 2019 under the caption “Share Ownership Information.”
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 22, 2019 under the caption “Executive Officer and Director Compensation — Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 22, 2019 under the caption “Review and Approval of Transactions with Related Persons.”
Director Independence
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 22, 2019 under the caption “Information Concerning the Board of Directors and Committees.”
Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 22, 2019 under the caption “Proposal No. 3 - Ratification of the Appointment of our Independent Registered Public Accounting Firm” and “Appendix A - Approval Process for Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15 - Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2019	84

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

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q filed November 2, 2017)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K filed October 30, 2018)
4(a)	Description of the Company’s Class B Common Stock
10(a)*	2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed November 2, 2017)
10(b)*	Amended and Restated 2003 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 21, 2013)
10(c)*	Supplemental Employee Retirement Plan (2015 Revision) (Incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended June 30, 2015)
10(d)*	Kimball International, Inc. 2019 Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 25, 2019)
10(e)*	2016 Annual Cash Incentive Plan, as amended October 23, 2018 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed October 25, 2018
10(f)*	2016 Annual Cash Incentive Plan, as amended May 7, 2018 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 8, 2018)
10(g)*	Form of Fiscal Year 2020 Annual Performance Share Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 15, 2019)

Exhibit	Description
10(h)*	Form of Fiscal Year 2019 Annual Performance Share Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 9, 2018)
10(i)*
Form of Annual Performance Share Award Agreement between the Company and Kristine L. Juster awarded on November 1, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 25, 2018)

10(j)*	Form of Amendment of Annual and/or Long-Term Performance Share Awards (Incorporated by reference to Exhibit 10(c) to the Company’s Form 10-Q for the quarter ended December 31, 2014)
10(k)*	Form of Long-Term Performance Share Award Agreement (Incorporated by reference to Exhibit 10(h) to the Company’s Form 10-K for the fiscal year ended June 30, 2014)
10(l)*
Form of Restricted Stock Unit Award Agreement between the Company and Kristine L. Juster awarded on November 1, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 25, 2018)

10(m)*	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 9, 2018)
10(n)*	Restricted Share Unit Award Agreement dated May 7, 2018 between the Company and Robert F. Schneider (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 8, 2018)
10(o)*	Form of Fiscal Year 2018 Restricted Share Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 11, 2017)
10(p)*
Form of Performance Unit Award Agreement between the Company and Kristine L. Juster awarded on November 1, 2018 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 25, 2018)

10(q)*	Form of Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 9, 2018)
10(r)*	Form of Fiscal Year 2018 Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 11, 2017)
10(s)*	Form of Executive Change in Control Agreement (Incorporated by reference to Exhibit 10(q) to the Company’s Form 10-K for the fiscal year ended June 30, 2018)
10(t)*	Offer Letter between the Company and Kristine L. Juster effective November 1, 2018 (Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended September 30, 2018)
10(u)*
Executive Employment Agreement executed on October 24, 2018 and effective as of November 1, 2018, by and between the Company and Kristine L. Juster (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed October 25, 2018)

10(v)*	Amendment to Executive’s Terms of Employment dated May 7, 2018 between the Company and Robert F. Schneider (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 8, 2018)
10(w)*	Form of Executive Employment Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 29, 2015)
10(x)
Credit Agreement, dated as of October 31, 2014 among Kimball International, Inc., the Lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 3, 2014)

10(y)
First Amendment to Credit Agreement, dated as of September 1, 2015 by and among Kimball International, Inc., and the Lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 3, 2015)

10(z)
Tax Matters Agreement, dated as of October 31, 2014 by and among Kimball International, Inc. and Kimball Electronics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 3, 2014)

10(aa)
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
August 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ KRISTINE L. JUSTER
Kristine L. Juster
Chief Executive Officer and Director
August 27, 2019

/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder
Vice President,
Chief Financial Officer
August 27, 2019

/s/ DARREN S. GRESS
Darren S. Gress
Corporate Controller
(functioning as Principal Accounting Officer)
August 27, 2019

Signature	Signature

/s/ THOMAS J. TISCHHAUSER *	/s/ GEOFFREY L. STRINGER *
Thomas J. Tischhauser	Geoffrey L. Stringer
Director	Director

/s/ KIMBERLY K. RYAN *	/s/ TIMOTHY J. JAHNKE *
Kimberly K. Ryan	Timothy J. Jahnke
Director, Chair of the Board	Director

/s/ PATRICK E. CONNOLLY *	/s/ DR. SUSAN B. FRAMPTON *
Patrick E. Connolly	Dr. Susan B. Frampton
Director	Director

*	The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 27, 2019	/s/ KRISTINE L. JUSTER
Kristine L. Juster
Director, Chief Executive Officer

Individually and as Attorney-In-Fact

KIMBALL INTERNATIONAL, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2019
Valuation Allowances:
Short-Term Receivables	$1,317	$481	$(115)	$(362)	$1,321
Long-Term Notes Receivable	$139	$—	$(32)	$(22)	$85
Deferred Tax Asset	$860	$—	$126	$(117)	$869
Year Ended June 30, 2018
Valuation Allowances:
Short-Term Receivables	$1,626	$(25)	$204	$(488)	$1,317
Long-Term Notes Receivable	$109	$(3)	$33	$—	$139
Deferred Tax Asset	$643	$—	$326	$(109)	$860
Year Ended June 30, 2017
Valuation Allowances:
Short-Term Receivables	$2,145	$(206)	$101	$(414)	$1,626
Long-Term Notes Receivable	$118	$(9)	$—	$—	$109
Deferred Tax Asset	$687	$—	$—	$(44)	$643