Form 10-Q
period 2019-09-30
KIMBALL INTERNATIONAL INC
filed 2019-11-05
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock as of October 24, 2019 was:
Class A Common Stock - 220,010 shares
Class B Common Stock - 36,723,073 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	September 30, 2019	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$79,934	$73,196
Short-term investments	26,433	33,071
Receivables, net of allowances of $1,377 and $1,321, respectively	60,649	63,120
Inventories	47,270	46,812
Prepaid expenses and other current assets	11,409	13,105
Assets held for sale	281	281
Total current assets	225,976	229,585
Property and Equipment, net of accumulated depreciation of $187,793 and $185,865, respectively	93,577	90,671
Right-of-use Lease Assets	18,021	—
Goodwill	11,160	11,160
Other Intangible Assets, net of accumulated amortization of $38,841 and $38,320, respectively	12,069	12,108
Deferred Tax Assets	9,362	8,722
Other Assets	12,584	12,420
Total Assets	$382,749	$364,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$27	$25
Accounts payable	47,899	47,916
Customer deposits	23,980	24,611
Current portion of lease liability	4,673	—
Dividends payable	3,469	3,038
Accrued expenses	44,865	57,494
Total current liabilities	124,913	133,084
Other Liabilities:
Long-term debt, less current maturities	109	136
Long-term lease liability	17,660	—
Other	15,035	14,956
Total other liabilities	32,804	15,092
Shareholders’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 249,000 and 251,000, respectively	12	12
Class B - Shares authorized: 100,000,000 Shares issued: 42,776,000 and 42,773,000, respectively	2,139	2,139
Additional paid-in capital	2,438	3,570
Retained earnings	285,405	277,391
Accumulated other comprehensive income	1,976	1,937
Less: Treasury stock, at cost, 6,088,000 shares and 6,212,000 shares, respectively	(66,938)	(68,559)
Total Shareholders’ Equity	225,032	216,490
Total Liabilities and Shareholders’ Equity	$382,749	$364,666
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)
	Three Months Ended
	September 30
	2019	2018
Net Sales	$201,452	$194,123
Cost of Sales	131,082	128,250
Gross Profit	70,370	65,873
Selling and Administrative Expenses	50,914	52,179
Restructuring Expense	4,350	—
Operating Income	15,106	13,694
Other Income (Expense):
Interest income	607	419
Interest expense	(23)	(50)
Non-operating income (expense), net	1	327
Other income (expense), net	585	696
Income Before Taxes on Income	15,691	14,390
Provision for Income Taxes	4,307	3,514
Net Income	$11,384	$10,876

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.31	$0.29
Diluted Earnings Per Share	$0.31	$0.29

Dividends Per Share of Common Stock	$0.09	$0.08

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	36,937	37,109
Average Number of Shares Outstanding - Diluted	37,247	37,392
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	(Unaudited)			(Unaudited)
	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$11,384			$10,876
Other comprehensive income (loss):
Available-for-sale securities	$(8)	$2	$(6)	$(26)	$7	$(19)
Postemployment severance actuarial change	149	(39)	110	80	(20)	60
Derivative gain (loss)	—	—	—	(9)	2	(7)
Reclassification to (earnings) loss:
Amortization of actuarial change	(88)	23	(65)	(99)	25	(74)
Derivatives	—	—	—	16	(4)	12
Other comprehensive income (loss)	$53	$(14)	$39	$(38)	$10	$(28)
Total comprehensive income			$11,423			$10,848

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Three Months Ended
	September 30
	2019	2018
Cash Flows From Operating Activities:
Net income	$11,384	$10,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,610	3,632
Amortization	521	475
Loss (Gain) on sales of assets	41	(1,128)
Restructuring and asset impairment charges	2,675	—
Deferred income tax and other deferred charges	(639)	(1,456)
Stock-based compensation	1,661	1,945
Other, net	2,295	(867)
Change in operating assets and liabilities:
Receivables	2,521	2,414
Inventories	(458)	(2,616)
Prepaid expenses and other current assets	1,712	4,341
Accounts payable	(192)	(556)
Customer deposits	(631)	4,283
Accrued expenses	(13,444)	(14,222)
Net cash provided by operating activities	11,056	7,121
Cash Flows From Investing Activities:
Capital expenditures	(6,873)	(4,531)
Proceeds from sales of assets	101	1,196
Purchases of capitalized software	(481)	(193)
Purchases of available-for-sale securities	(5,971)	(16,842)
Maturities of available-for-sale securities	12,667	9,963
Other, net	47	26
Net cash used for investing activities	(510)	(10,381)
Cash Flows From Financing Activities:
Change in long-term debt	(25)	(23)
Dividends paid to shareholders	(2,939)	(2,595)
Repurchases of Common Stock	—	(3,300)
Repurchase of employee shares for tax withholding	(842)	(840)
Net cash used for financing activities	(3,806)	(6,758)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash (1)	6,740	(10,018)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	73,837	53,321
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$80,577	$43,303
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$34	$24
Interest expense	$15	$40

(1) The following table reconciles cash and cash equivalents in the balance sheets to cash, cash equivalents, and restricted cash per the statements of cash flows. The restricted cash included in other assets on the balance sheet represents amounts pledged as collateral for a long-term financing arrangement as contractually required by a lender. The restriction will lapse when the related long-term debt is paid off. Restricted cash also included customer deposits held due to a foreign entity being classified as a restricted entity by a government agency subsequent to our receipt of the deposit.

(Amounts in Thousands)	September 30, 2019	June 30, 2019	September 30, 2018	June 30, 2018
Cash and Cash Equivalents	$79,934	$73,196	$42,643	$52,663
Restricted cash included in Other Assets	643	641	660	658
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$80,577	$73,837	$43,303	$53,321
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Three months ended September 30, 2019 (Unaudited)	Class A	Class B
Amounts at June 30, 2019	$12	$2,139	$3,570	$277,391	$1,937	$(68,559)	$216,490
Net income				11,384			11,384
Other comprehensive income (loss)					39		39
Issuance of non-restricted stock (9,000 shares)			(118)			118	—
Conversion of Class A to Class B common stock (2,000 shares)	—	—					—
Compensation expense related to stock compensation plans			2,011				2,011
Performance share issuance (67,000 shares)			(1,391)			879	(512)
Relative total shareholder return performance units issuance (48,000 shares)			(954)			624	(330)
Reclassification of equity-classified awards			(680)				(680)
Dividends declared ($0.09 per share)				(3,370)			(3,370)
Amounts at September 30, 2019	$12	$2,139	$2,438	$285,405	$1,976	$(66,938)	$225,032

Three months ended September 30, 2018 (Unaudited)
Amounts at June 30, 2018	$13	$2,138	$1,881	$249,945	$1,816	$(62,769)	$193,024
Net income				10,876			10,876
Other comprehensive income (loss)					(28)		(28)
Issuance of non-restricted stock (12,000 shares)			(163)			151	(12)
Compensation expense related to stock compensation plans			1,945				1,945
Performance share issuance (81,000 shares)			(1,709)			1,057	(652)
Relative total shareholder return performance units issuance (27,000 shares)			(523)			350	(173)
Repurchase of Common Stock (196,000 shares)						(3,300)	(3,300)
Dividends declared ($0.08 per share)				(2,996)			(2,996)
Amounts at September 30, 2018	$13	$2,138	$1,431	$257,825	$1,788	$(64,511)	$198,684
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
Note 2. Recent Accounting Pronouncements and Supplemental Information
Recently Adopted Accounting Pronouncements:
In March 2017, the Financial Accounting Standards Board (“FASB)” issued guidance that will shorten the amortization period for certain callable debt securities held at a premium to the earliest call date. This guidance does not require an accounting change for securities held at a discount. The guidance was effective for our first quarter of fiscal year 2020. The adoption did not have a material effect on our condensed consolidated financial statements.
In February 2016, the FASB issued guidance that revises the accounting for leases. The guidance is intended to improve financial reporting of leasing transactions by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Leases will continue to be classified as either operating or finance leases, with the classification affecting the pattern of expense recognition in the statement of income. The guidance also requires additional disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued additional guidance for land easements which permits entities to forgo the evaluation of existing land easement arrangements to determine if they contain a lease. New land easement arrangements, or modifications to existing arrangements, after the adoption of the lease standard will be evaluated to determine if they meet the definition of a lease. In July 2018, the FASB amended the new standard to clarify certain aspects of the guidance, and they also issued another new standard in July 2018 that allows the option to apply the transition provisions at the adoption date instead of at the earliest comparative period in the condensed consolidated financial statements. In March 2019, the FASB issued clarifying guidance regarding interim transition disclosures. We adopted this lease guidance as of the beginning of our fiscal year 2020. We have assessed our portfolio of leases and compiled a central repository of leases, recording a right-of-use asset and a lease liability for all leases with a lease term of greater than twelve months. All changes required by the new standard, including accounting policies, controls, and disclosures, have been identified and implemented. See Note 6 - Leases in the Notes to Condensed Consolidated Financial Statements for additional information.
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
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Goodwill is assigned to and the fair value is tested at the reporting unit level. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test which compares the carrying value of the reporting unit to the reporting unit’s fair value to identify impairment. Under the quantitative assessment, if the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. As of September 30, 2019 and June 30, 2019 our goodwill totaled $11.2 million. During the quarter ended September 30, 2019, no goodwill impairment was recognized.
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

	September 30, 2019			June 30, 2019
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$40,190	$36,879	$3,311	$39,708	$36,662	$3,046
Customer Relationships	7,050	1,240	5,810	7,050	1,030	6,020
Trade Names	3,570	684	2,886	3,570	595	2,975
Non-Compete Agreements	100	38	62	100	33	67
Other Intangible Assets	$50,910	$38,841	$12,069	$50,428	$38,320	$12,108
Amortization expense related to intangible assets was, in thousands, $521 during the quarter ended September 30, 2019, and $475 during the quarter ended September 30, 2018. Amortization expense in future periods is expected to be, in thousands, $1,560 for the remainder of fiscal year 2020, and $1,923, $1,583, $1,340, and $1,168 in the four years ending June 30, 2024, and $4,495 thereafter. The estimated useful life of capitalized software ranges from 3 to 10 years. The amortization period for customer relationship intangible assets is 20 years. The estimated useful life of trade names is 10 years. The estimated useful life of non-compete agreements is 5 years.
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
Non-operating Income (Expense), net:
The non-operating income (expense), net line item includes the impact of such items as fair value adjustments on Supplemental Employee Retirement Plan (“SERP”) investments, amortization of actuarial income, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain or loss on SERP investments is offset by a change in the SERP liability that is recognized in selling and administrative expenses.
Components of the Non-operating income (expense), net line, were:

	Three Months Ended
	September 30
(Amounts in Thousands)	2019	2018
Gain on Supplemental Employee Retirement Plan Investments	$58	$371
Other	(57)	(44)
Non-operating income, net	$1	$327
Note 3. Restructuring
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

•
Kimball brand selling resources are being reallocated to higher-growth markets. We also ceased use of four leased furniture showrooms across our brands during the first quarter of fiscal year 2020 and recognized impairment of the leases and associated leasehold improvements.

The efforts are expected to generate annualized pre-tax savings of approximately $10.0 million when the transformation restructuring plan is fully implemented. We estimate that pre-tax restructuring charges incurred through the end of fiscal year 2020 will be approximately $8.0 million to $9.0 million. The restructuring charges are expected to consist of approximately $3.0 million to $3.3 million for severance and other employee-related costs, $2.0 million to $2.5 million for facility exit and other costs, and $3.0 million to $3.2 million for asset impairment. Approximately 65% of the total cost estimate is expected to be cash expense.
A summary of the charges recorded in connection with the Transformation Restructuring Plan is as follows:

(Amounts in Thousands)	Three Months Ended September 30, 2019	Charges incurred to date
Cash-related restructuring charges:
Severance and other employee related costs	$1,206	$1,869
Facility exit costs and other cash charges	469	672
Total cash-related restructuring charges	$1,675	$2,541
Non-cash charges:
Transition stock compensation	470	541
Impairment of assets	2,205	2,205
Total non-cash charges	$2,675	$2,746
Total charges	$4,350	$5,287
A summary of the current period activity in accrued restructuring related to the Transformation Restructuring Plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs	Facility exit and other costs	Total
Balance at June 30, 2019	$619	$203	$822
Additions charged to expense	1,336	372	1,708
Cash payments charged against reserve	(292)	(575)	(867)
Non-cash adjustments	(130)	—	(130)
Balance at September 30, 2019	$1,533	$—	$1,533
To date, we have recognized $5.3 million of restructuring costs related to the Transformation Restructuring Plan. We expect this restructuring plan to be complete by June 30, 2020. It is currently estimated that this plan will incur an additional $2.7 million to $3.7 million of future restructuring charges.
We utilized available market prices and management estimates to determine the fair value of impaired assets. Restructuring is included in the Restructuring Expense line item on our Condensed Consolidated Statements of Income.
Note 4. Acquisition
On October 26, 2018, we acquired substantially all the assets and assumed certain specified limited liabilities of David Edward headquartered in Baltimore, Maryland. David Edward is a premier designer and manufacturer of contract furniture, sold in the healthcare, corporate, education, and premium hospitality markets. The David Edward product portfolio consists of classic and contemporary designs, focused primarily in the seating, tables, and ancillary furniture categories. In conjunction with the asset acquisition, we leased two existing David Edward production facilities in Baltimore, Maryland and Red Lion, Pennsylvania. The purchase price allocation did not change from the amounts disclosed in our Annual Report on Form 10-K for 2019 and is final as of September 30, 2019.

Note 5. Revenue
Disaggregation of Revenue
The following table provides information about revenue by vertical market:

	Three Months Ended
	September 30
(Amounts in Millions)	2019	2018
Commercial	$55.3	$56.6
Education	34.7	34.6
Finance	17.2	18.2
Government	18.6	17.1
Healthcare	28.9	24.4
Hospitality	46.8	43.2
Total Net Sales	$201.5	$194.1
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
We also receive deposits from certain customers before revenue is recognized, resulting in the recognition of a contract liability reported as Customer Deposits in the Condensed Consolidated Balance Sheets. Customer deposits are typically utilized within a year of the receipt of the deposit. The amount of revenue recognized during the three months ended September 30, 2019 that was included in the June 30, 2019 customer deposit balance was $20.9 million.
Note 6. Leases
At the beginning of our fiscal year 2020, we adopted new accounting guidance (“ASC 842”) regarding leases on a prospective basis. This guidance requires lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The effects of the initial application did not result in a cumulative adjustment to retained earnings. We recognize lease liabilities at the lease commencement date based upon the present value of the remaining lease payments. Right-of-use assets are based on the lease liability adjusted for prepaid rent, deferred rent, and tenant allowances received. Lease liabilities are amortized based upon the effective interest method, while right-of-use assets are amortized based upon the straight line expense less interest on the lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term, except for impaired leases for which the lease expense is recognized on a declining basis over the remaining lease term. Variable lease expense associated with our leases is recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease expense is presented as operating expense in our Condensed Consolidated Statements of Income and Comprehensive Income in the same line item as expense arising from fixed lease payments for operating leases.
We have operating leases for showrooms, manufacturing facilities, warehouses, certain offices, and other facilities to support our operations in addition to select equipment that expire at various dates through 2028. We have no financing leases. Certain operating lease agreements include rental payments adjusted periodically for inflationary indexes. Additionally, some leases include options to renew or terminate the leases which can be exercised at our discretion. Lease terms include the noncancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods. Our leases do not contain residual value guarantees or material restrictive covenants. As our lease contracts do not contain an implicit discount rate, we use an estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The estimated incremental borrowing rate represents the estimated rate of interest we would have to pay to borrow an amount equal to the lease payments for a similar period of time on a collateralized basis.
The components of our lease expenses are as follows:

Three Months Ended
(Amounts in Millions)	September 30, 2019
Operating lease expense	$0.8
Variable lease expense	0.7
Total lease expense	$1.5
Right-of-use assets for operating leases are tested for impairment in the same manner as long-lived assets used in operations. We recorded $2.2 million of right-of-use asset and associated leasehold improvement impairment resulting from ceasing use of four furniture showrooms after the implementation of ASC 842 as part of our transformation restructuring plan. The impairment is included in the Restructuring Expense line item on our Condensed Consolidated Statements of Income.
Supplemental cash flow and other information related to leases are as follows:

Three Months Ended
(Amounts in Millions)	September 30, 2019
Cash flow information:
Operating lease payments impacting lease liability	$1.2
Leased assets obtained in exchange for operating lease liabilities	$0.1
Other information:
Weighted-average remaining term (in years)	6.1
Weighted-average discount rate	4.6%
The following table summarizes the future minimum lease payments as of September 30, 2019:

Fiscal Year Ended
(Amounts in Millions)	June 30 (1)
2020	$3.5
2021	4.6
2022	4.4
2023	3.9
2024	3.1
Thereafter	6.2
Total lease payments	$25.7
Less interest	$3.4
Present value of lease liabilities	$22.3
(1) Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced. At September 30, 2019, we have an additional operating lease that has not yet commenced for which we will record a right-of-use asset and lease liability of $1.6 million. The lease will commence in our second quarter of fiscal year 2020 with a lease term of approximately 7 years.

The following table summarizes the future minimum lease payments as of June 30, 2019 before adoption of ASC 842:

Fiscal Year Ended
(Amounts in Millions)	June 30
2020	$4.6
2021	4.2
2022	4.1
2023	3.6
2024	2.5
Thereafter	3.8
Total lease payments	$22.8
Practical Expedients Elected
We elected the following practical expedients as a result of adopting ASC 842:

•	We elected not to separate non-lease components of a contract from the lease components to which they relate for all classes of lease assets.

•
We elected the package of practical expedients available for transition which allowed us not to reassess (1) whether any expired or existing contracts contain leases, (2) the classification of the leases as operating or finance and (3) the amount of initial direct costs associated with the leases.

•	We elected that our date of initial application be the beginning of our period of adoption which was July 1, 2019.

•	We elected not to recognize a right-of-use asset or lease liability for short-term leases that have a lease term of twelve months or less.

•	We elected not to assess whether land easements that were not previously accounted for as leases are or contain a lease.

•	We did not elect to use hindsight in determining the lease term and in assessing the likelihood that a lessee purchase option will be exercised.
Note 7. Earnings Per Share
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

	Three Months Ended
	September 30
(Amounts in Thousands, Except for Per Share Data)	2019	2018
Net Income	$11,384	$10,876

Average Shares Outstanding for Basic EPS Calculation	36,937	37,109
Dilutive Effect of Average Outstanding Compensation Awards	310	283
Average Shares Outstanding for Diluted EPS Calculation	37,247	37,392

Basic Earnings Per Share	$0.31	$0.29
Diluted Earnings Per Share	$0.31	$0.29

Note 8. Income Taxes
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rate for the three months ended September 30, 2019 of 27.4% was higher than the effective tax rate of 24.4% for the three months ended September 30, 2018 primarily due to prior year state tax provision adjustments.
Note 9. Inventories
Inventory components were as follows:

(Amounts in Thousands)	September 30, 2019	June 30, 2019
Finished products	$26,757	$26,304
Work-in-process	2,322	2,455
Raw materials	34,955	34,335
Total FIFO inventory	64,034	63,094
LIFO reserve, net	(16,764)	(16,282)
Total inventory	$47,270	$46,812
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three month periods ended September 30, 2019 and 2018 was immaterial.
Note 10. Accumulated Other Comprehensive Income
During the three months ended September 30, 2019 and 2018, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Derivative Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2019	$23	$1,914	$—	$1,937
Other comprehensive income (loss) before reclassifications	(6)	110	—	104
Reclassification to (earnings) loss	—	(65)	—	(65)
Net current-period other comprehensive income (loss)	(6)	45	—	39
Balance at September 30, 2019	$17	$1,959	$—	$1,976

Balance at June 30, 2018	$(31)	$1,854	$(7)	$1,816
Other comprehensive income (loss) before reclassifications	(19)	60	(7)	34
Reclassification to (earnings) loss	—	(74)	12	(62)
Net current-period other comprehensive income (loss)	(19)	(14)	5	(28)
Balance at September 30, 2018	$(50)	$1,840	$(2)	$1,788

The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30,
(Amounts in Thousands)	2019	2018
Postemployment Benefits Amortization of Actuarial Gain (1)	$88	$99	Non-operating income (expense), net
	(23)	(25)	Benefit (Provision) for Income Taxes
	$65	$74	Net Income

Derivative Gain (Loss)	$—	$(16)	Non-operating income (expense), net
	—	4	Benefit (Provision) for Income Taxes
	$—	$(12)	Net Income

Total Reclassifications for the Period	$65	$62	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 15 - Postemployment Benefits in the Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.
Note 11. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. As of September 30, 2019, we had a maximum financial exposure from unused standby letters of credit totaling $1.5 million.
We are periodically required to provide performance bonds in order to conduct business with certain customers. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. We are ultimately liable for claims that may occur against the performance bonds. We had a maximum financial exposure from one performance bond totaling $5.1 million as of September 30, 2019.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our condensed consolidated financial statements. Accordingly, no liability has been recorded as of September 30, 2019 with respect to the standby letters of credit. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
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

Changes in the product warranty accrual for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2019	2018
Product Warranty Liability at the beginning of the period	$2,238	$2,294
Additions to warranty accrual (including changes in estimates)	278	343
Settlements made (in cash or in kind)	(370)	(318)
Product Warranty Liability at the end of the period	$2,146	$2,319

Note 12. Fair Value
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the three months ended September 30, 2019. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
We hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in equity securities without readily determinable fair value and $1.5 million in stock warrants. The investment in equity securities without readily determinable fair value is classified as a Level 3 financial asset, as explained in the Financial Instruments Not Carried At Fair Value section below. The investment in stock warrants is also classified as a Level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 13 - Investments in the Notes to Condensed Consolidated Financial Statements for further information regarding the investment in equity securities without readily determinable fair value, and Note 14 - Derivative Instruments in the Notes to Condensed Consolidated Financial Statements for further information regarding the investment in stock warrants. No purchases or sales of Level 3 assets occurred during the three months ended September 30, 2019.

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

Recurring Fair Value Measurements:
As of September 30, 2019 and June 30, 2019, the fair values of financial assets that are measured at fair value on a recurring basis using the market or income approach are categorized as follows:

	September 30, 2019
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$51,443	$—	$—	$51,443
Cash equivalents: Commercial paper	—	26,152	—	26,152
Available-for-sale securities: Secondary market certificates of deposit	—	8,792	—	8,792
Available-for-sale securities: Municipal bonds	—	883	—	883
Available-for-sale securities: U.S. Treasury and federal agencies	—	16,758	—	16,758
Trading Securities: Mutual funds in nonqualified SERP	12,038	—	—	12,038
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$63,481	$52,585	$1,500	$117,566

	June 30, 2019
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$40,016	$—	$—	$40,016
Cash equivalents: Commercial paper	—	29,408	—	29,408
Available-for-sale securities: Secondary market certificates of deposit	—	11,230	—	11,230
Available-for-sale securities: Municipal bonds	—	1,922	—	1,922
Available-for-sale securities: U.S. Treasury and federal agencies	—	19,919	—	19,919
Trading Securities: Mutual funds in nonqualified SERP	11,774	—	—	11,774
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$51,790	$62,479	$1,500	$115,769
Liabilities
Contingent earn-out liability	—	—	360	360
Total liabilities at fair value	$—	$—	$360	$360
The fair value of the contingent earn-out liability as of June 30, 2019 of $0.4 million was paid out during the quarter ended September 30, 2019, relating to fiscal year 2019 performance of D’style, an acquired business.
The nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, target date funds, a bond fund, and a money market fund. The SERP investment assets are offset by a SERP liability which represents our obligation to distribute SERP funds to participants. See Note 13 - Investments in the Notes to Condensed Consolidated Financial Statements for further information regarding the SERP.
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

Non-recurring Fair Value Adjustment	Level	Valuation Technique/Inputs Used
Impairment of Leases	3
Income - Based on a valuation model that measures the present value of remaining lease payments less estimated sublease income at a discount rate that captures the risk associated with the future cash flows.

During the first quarter of fiscal year 2020, due to ceasing use of four showrooms related to the Transformation Restructuring Plan, we recognized an impairment loss of $2.2 million to reduce the related asset groups to fair value. The impairment loss is included as a component of the Restructuring Expense line item on our Condensed Consolidated Statements of Income. The asset groups used to calculate impairment included the right-of-use lease assets, leasehold improvements, and lease liabilities.
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

On a periodic basis, but no less frequently than quarterly, the investment in equity securities without readily determinable fair value is qualitatively assessed for impairment when there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. If a significant adverse effect on the fair value of the investment were to occur and was deemed to be other-than-temporary, the fair value of the investment would be estimated, and the amount by which the carrying value of the investment exceeds its fair value would be recorded as an impairment loss. See Note 13 - Investments in the Notes to Condensed Consolidated Financial Statements for the carrying amount of this investment.
The carrying value of our cash deposit accounts, trade accounts receivable, trade accounts payable, customer deposits, and dividends payable approximates fair value due to the relatively short maturity and immaterial non-performance risk.
Note 13. Investments
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

	September 30, 2019
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Within one year	$6,047	$883	$16,758
After one year through two years	2,745	—	—
Total Fair Value	$8,792	$883	$16,758
All investments are classified as available-for-sale securities which are recorded at fair value. See Note 12 - Fair Value in the Notes to Condensed Consolidated Financial Statements for more information on the fair value of available-for-sale securities. The amortized cost basis reflects the original purchase price, with discounts and premiums amortized over the life of the available-for-sale securities. Unrealized losses on available-for-sale securities are recognized in earnings when there is intent to sell or it is likely to be required to sell before recovery of the loss, or when the available-for-sale securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax-related effect as a component of Shareholders’ Equity.

	September 30, 2019
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$8,792	$883	$16,734
Unrealized holding gains	—	—	24
Unrealized holding losses	—	—	—
Fair Value	$8,792	$883	$16,758

	June 30, 2019
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$11,230	$1,921	$19,888
Unrealized holding gains	—	1	31
Unrealized holding losses	—	—	—
Fair Value	$11,230	$1,922	$19,919
No investments were in a continuous unrealized loss position for greater than twelve months as of September 30, 2019. There were no realized gains or losses as a result of sales in the three months ended September 30, 2019 and September 30, 2018.
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) section of the Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income or expense as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains for the three months ended September 30, 2019 and 2018 were, in thousands, $24 and $344, respectively.

SERP asset and liability balances were as follows:

(Amounts in Thousands)	September 30, 2019	June 30, 2019
SERP investments - current asset	$3,104	$3,087
SERP investments - other long-term asset	8,934	8,687
Total SERP investments	$12,038	$11,774

SERP obligation - current liability	$3,104	$3,087
SERP obligation - other long-term liability	8,934	8,687
Total SERP obligation	$12,038	$11,774
Equity securities without readily determinable fair value:
We hold a total investment of $2.0 million in a privately-held company, including $0.5 million in equity securities without readily determinable fair value. The investment in equity securities without readily determinable fair value is included in the Other Assets line of the Condensed Consolidated Balance Sheets. See Note 12 - Fair Value in the Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities. We do not hold a majority voting interest and are not the variable interest primary beneficiary of the privately-held company, thus consolidation is not required.

Note 14. Derivative Instruments
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Condensed Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended September 30, 2019, the change in fair value of the stock warrants was not significant. See Note 12 - Fair Value in the Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities.

Note 15. Postemployment Benefits
Our domestic employees participate in severance plans which provide severance benefits to eligible employees meeting the plans’ qualifications, primarily for involuntary termination without cause.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2019	2018
Service cost	$126	$127
Interest cost	19	23
Amortization of actuarial income	(88)	(99)
Net periodic benefit cost	$57	$51
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions, such as restructuring actions, are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 16. Stock Compensation
Stock-based compensation expense during the three months ended September 30, 2019 and 2018, was $2.1 million and $1.9 million, respectively. The total income tax benefit for stock compensation arrangements was $0.6 million during the three months ended September 30, 2019, and $0.5 million during the three months ended September 30, 2018.
During fiscal year 2020, the following stock compensation was awarded to officers and other key employees and to members of the Board of Directors who are not employees. All awards were granted under the 2017 Stock Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Type of Award	Quarter Awarded	Targeted Shares or Units	Grant Date Fair Value (5)
Annual Performance Shares (1)	1st Quarter	34,305	$16.85	-	$16.93
Relative Total Shareholder Return Performance Units (2)	1st Quarter	28,080	$21.25
Restricted Share Units (3)	1st Quarter	188,588	$16.85	-	$17.24
Unrestricted Shares (4)	1st Quarter	9,091	$17.19
(1) Annual performance shares were awarded to officers and other key employees. The number of annual performance shares to be issued will be dependent upon the Company’s return on invested capital during fiscal year 2020, with a percentage payout ranging from 0% to 200% of the target number set forth above. The maximum number of shares that can be issued under these awards is 68,610. Annual performance shares vest on June 30, 2020.
(2) Performance units were awarded to key officers under the Company’s Relative Total Shareholder Return program. Vesting occurs at June 30, 2022. Participants will earn from 0% to 200% of the target award depending upon how the compound annual growth rate of Kimball International common stock ranks within the peer group at the end of the performance period. The maximum number of units that can be issued under these awards is 56,160.
(3) Restricted share units were awarded to officers and employees. Also, in connection with the redesign of the Company’s annual cash incentive plan certain employees were awarded time-based retention and performance-based transition units. The number of performance-based transition units to be issued will be dependent upon the Company’s EBITDA during fiscal year 2020, with a percentage payout ranging from 0% to 100% of the target. The maximum number of units that can be issued under the performance-based transition awards is 35,598. The Company also awarded performance-based transformation units that will earn from 0% to 100% of the target award depending upon the Company’s reduction of operating costs and EBITDA during fiscal year 2020. The maximum number of units that can be issued under the performance-based transformation award is 2,165. Vesting occurs at June 30, 2020, June 30, 2021, and June 30, 2022. Dividends accumulate over the vesting period for all awards except the time-based retention and performance-based transition awards.
(4) Unrestricted shares were awarded to non-employee members of the Board of Directors as consideration for service to Kimball International and do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
(5) The grant date fair value of annual performance shares and restricted share units that do not receive dividends was based on the stock price at the date of the award, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding annual performance share awards or certain restricted share unit awards. The grant date fair value of the Relative Total Shareholder Return awards was calculated using a Monte Carlo simulation. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. The grant date fair value of the restricted share units that receive dividends and unrestricted shares was based on the stock price at the date of the award.
Note 17. Variable Interest Entities
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
The equity securities without readily determinable fair value and stock warrants were valued at $0.5 million and $1.5 million, respectively, at both September 30, 2019 and June 30, 2019 and were included in the Other Assets line of the Condensed Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 12 - Fair Value in the Notes to Condensed Consolidated Financial Statements.
The carrying value of the notes receivable for independent dealership financing were $1.0 million at both September 30, 2019 and June 30, 2019 and was included on the Receivables and Other Assets lines of our Condensed Consolidated Balance Sheets.

We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball International to the VIEs was limited to the items discussed above during the quarter ended September 30, 2019.
Note 18. Credit Quality and Allowance for Credit Losses of Notes Receivable
We monitor credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. As of September 30, 2019 and June 30, 2019, we had no material past due outstanding notes receivable.

	As of September 30, 2019			As of June 30, 2019
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Independent Dealership Financing	$1,022	$—	$1,022	$1,010	$—	$1,010
Other Notes Receivable	122	122	—	122	122	—
Total	$1,144	$122	$1,022	$1,132	$122	$1,010

Note 19. Subsequent Event
On October 24, 2019, we entered into an amended and restated credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, National Association, as administrative agent. The Credit Agreement has a maturity date of October 24, 2024 and allows for up to $75 million in borrowings, with an option to increase the amount available for borrowing to $150 million at our request, subject to participating banks’ consent. We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under this Credit Agreement will be sufficient for the foreseeable future. There are currently no revolving loans outstanding under the Credit Agreement.
The revolving loans under the Credit Agreement may consist of, at our election, advances in U.S. dollars or advances in any other currency that is agreed to by the lenders. The proceeds of the revolving loans are to be used for general corporate purposes including acquisitions. A portion of the credit facility, not to exceed $10 million of the principal amount, will be available for the issuance of letters of credit. A commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 15.0 to 25.0 basis points per annum as determined by our ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
The interest rate is dependent on the type of borrowings and will be one of the following two options:

•
the adjusted London Interbank Offered Rate (“Adjusted LIBO Rate” as defined in the Credit Agreement) in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period, plus the Eurocurrency Loans margin which can range from 100.0 to 175.0 basis points based on our ratio of consolidated total indebtedness to adjusted consolidated EBITDA; or

•	the Alternate Base Rate, which is defined as the highest of the fluctuating rate per annum equal to the higher of

a.	prime rate as last quoted by The Wall Street Journal;

b.	1% per annum above the Adjusted LIBO rate; or

c.	1/2% per annum above the Federal Reserve Bank of New York;
plus the ABR Loans spread which can range from 0.0 to 75.0 basis points based on our ratio of consolidated total indebtedness to adjusted consolidated EBITDA.

Our financial covenants under the Credit Agreement require:

•
an adjusted leverage ratio of (a) consolidated total indebtedness minus unencumbered U.S. cash equivalents on hand in excess of $15,000,000 provided that the maximum subtraction shall not exceed $35,000,000 to (b) adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0, and

•
a fixed charge coverage ratio of (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, minus if the Adjusted Leverage Ratio is greater than 1.00 to 1.00 for the then most-recently ended four fiscal quarter period, repurchase of Equity Interests to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with GAAP, for the trailing four quarters then ending, to not be less than 1.10 to 1.00.

The complete Credit Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
For over 65 years, Kimball International, Inc. (the “Company,” “Kimball International,” “we,” “us,” or “our”) has created design- driven, innovative furnishings that have helped our customers shape spaces into places that bring possibility to life by enabling collaboration, discovery, wellness, and relaxation. We go to market through our family of brands: Kimball, National, Kimball Hospitality, David Edward, and D’style by Kimball Hospitality. Our values and integrity are demonstrated daily by embracing our purpose and guiding principles while fostering a culture of caring that establishes us as an employer of choice. We build success by nurturing long-term relationships with customers, employees, suppliers, shareholders and the communities in which we operate.
We closely monitor key indicators for the markets in which we compete. As reported by the Business and Institutional Furniture Manufacturer Association (“BIFMA”), the forecast by IHS Markit, a global information provider, as of October 2019 for the North American office furniture market, projects a year-over-year increase of 6.1% for calendar year 2019 and 2.2% for calendar year 2020. The forecast for two of the leading indicators for the hospitality furniture market in the August 2019 PwC Hospitality Directions U.S. report includes a projected increase in RevPAR (Revenue Per Available Room) of 1.1% for calendar year 2019 and 1.0% for calendar year 2020, while occupancy levels for calendar years 2019 and 2020 continue to hover at peak levels.
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

•
Kimball brand selling resources are being reallocated to higher-growth markets. We also ceased use of our four leased furniture showrooms across our brands during the first quarter of fiscal year 2020 and recognized impairment of the lease and associated leasehold improvements.

•
On October 26, 2018, we acquired substantially all of the assets and assumed certain specified limited liabilities of David Edward Furniture, Inc. (“David Edward”), which is headquartered in Baltimore, Maryland. David Edward is a premier designer and manufacturer of contract furniture, sold in the healthcare, corporate, education, and premium hospitality markets. David Edward products are sold primarily in the North American market. David Edward’s products are generally specified by architects and designers, represented through a network of independent representatives, and sold through authorized furniture dealerships. The David Edward product portfolio consists of classic and contemporary designs, focused primarily in the seating, tables, and ancillary furniture categories. In conjunction with the asset acquisition, we leased two existing David Edward production facilities in Baltimore, Maryland and Red Lion, Pennsylvania. See Note 4 - Acquisition in the Notes to Condensed Consolidated Financial Statements for additional information.

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

•
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, was $134.9 million at September 30, 2019.

Financial Overview

	At or for the Three Months Ended
	September 30
(Amounts in Millions)	2019	2018	% Change
Net Sales	$201.5	$194.1	4%
Organic Net Sales*	197.5	194.1	2%
Gross Profit	70.4	65.9	7%
Selling and Administrative Expenses	50.9	52.2	(2%)
Restructuring Expense	4.4	—
Operating Income	15.1	13.7	10%
Operating Income %	7.5%	7.1%
Adjusted Operating Income *	$19.7	$15.1	30%
Adjusted Operating Income % *	9.8%	7.8%
Net Income	$11.4	$10.9	5%
Net Income as a Percentage of Net Sales	5.7%	5.6%
Adjusted Net Income *	14.7	11.7	26%
Diluted Earnings Per Share	$0.31	$0.29
Adjusted Diluted Earnings Per Share *	$0.40	$0.31
Return on Invested Capital **	51.0%	42.6%
Adjusted EBITDA *	$23.8	$19.2	24%
Adjusted EBITDA as a Percentage of Net Sales *	11.8%	9.9%
Open Orders **	$150.4	$151.8	(1%)
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements.
** Items indicated represent Key Performance Indicators.
See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Vertical Market
	Three Months Ended
	September 30
(Amounts in Millions)	2019	2018	% Change
Commercial	$55.3	$56.6	(2%)
Education	34.7	34.6	—%
Finance	17.2	18.2	(5%)
Government	18.6	17.1	9%
Healthcare	28.9	24.4	18%
Hospitality	46.8	43.2	8%
Total Net Sales	$201.5	$194.1	4%
First quarter fiscal year 2020 consolidated net sales were $201.5 million compared to first quarter fiscal year 2019 net sales of $194.1 million, or a 4% increase including $4.0 million of net sales resulting from the David Edward acquisition. Organic net sales increased $3.4 million, or 2% primarily due to price increases and also due to higher volume in our healthcare, hospitality, and government vertical markets. Sales growth benefited from new ancillary products within National, healthcare products within

Kimball, and custom business within Kimball Hospitality. Sales growth was partially offset by softness within the Kimball brand as we realign selling resources to higher growth areas.
Key explanatory comments for our sales by vertical market for the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019 follow:

•
Sales growth to the healthcare vertical market was driven by our strategic focus in this marketplace which included aligning resources, building relationships, and introducing new healthcare products. The healthcare market continues to show stability and growth.

•	The hospitality vertical market growth was driven by increased custom hospitality project sales.

•	Government vertical market sales increased in the first quarter on higher state government sales.

•	Our sales to the education vertical market were similar to the prior year first quarter as we experienced mixed demand among our brands.

•	Our sales to the finance vertical market decreased compared to strong prior year sales levels.

•
Our sales decline in the commercial vertical market resulted from an intense continuous improvement approach to correct margin issues within the systems category that caused a temporary distraction to our revenue growth in this vertical market.

•	Each of our vertical market sales levels can fluctuate depending on the mix of projects in a given period.
Open orders at September 30, 2019 decreased 1%, or decreased 3% on an organic basis, when compared to the open order level as of September 30, 2018 due to decreases in the hospitality furniture order backlog which was partially offset by increases in the office furniture order backlog. The office furniture order backlog increase was primarily due to organic increases while the David Edward order backlog contributed to a lesser extent. Open orders at a point in time may not be indicative of future sales trends.
In the first quarter of fiscal year 2020 we recorded net income of $11.4 million, or diluted earnings per share of $0.31, inclusive of after-tax restructuring costs of $3.2 million, or $0.08 per diluted share and after-tax CEO transition costs of $0.1 million, or $0.01 per diluted share. In the first quarter of fiscal year 2019 we recorded net income of $10.9 million, or $0.29 per diluted share, inclusive of after-tax CEO transition costs of $0.8 million, or $0.02 per diluted share. Excluding the restructuring and CEO transition costs, our adjusted net income for the first three months of fiscal year 2020 improved to $14.7 million, or $0.40 per diluted share, compared to adjusted net income excluding CEO transition costs for the first three months of fiscal year 2019 of $11.7 million, or $0.31 per diluted share. See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.
Gross profit as a percent of net sales increased 100 basis points in the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019. Increased product pricing and the savings realized from our productivity and cost reduction initiatives were partially offset by unfavorable sales mix shift. The David Edward acquisition also negatively impacted our gross profit in the first quarter, as expected, and will continue to in the short-term until productivity improvements and synergies are realized.
Selling and administrative expenses in the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019 as a percent of net sales decreased 160 basis points, and decreased 2% in absolute dollars. The improvement was driven by $0.9 million lower CEO transition costs, cost savings initiatives related to our transformation restructuring plan, and lower employee healthcare and retirement expense, which were partially offset by David Edward selling and administrative expenses and a prior year gain on the sale of assets which did not repeat in the current year. Also included in our first quarter fiscal year 2020 selling and administrative expenses are growth investments which are expected to increase throughout fiscal year 2020 which will partially offset the savings we expect to achieve from the transformation plan in future quarters.
Also contributing to the lower selling and administrative expenses were favorable variances within selling and administrative expenses of $0.3 million for the first quarter of fiscal year 2020 compared to the first quarter of fiscal year 2019 related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (“SERP”) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on net income.
In June 2019, we announced a transformation restructuring plan that is expected to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe the transformation restructuring plan will establish a more cost-efficient structure to better align our operations with our long-term strategic goals. We recognized pre-tax restructuring expense of $4.4 million in the first quarter of fiscal year 2020 related to our transformation restructuring plan. See Note 3 - Restructuring in the Notes to Condensed Consolidated Financial Statements for additional information.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2019	2018
Interest Income	$607	$419
Interest Expense	(23)	(50)
Gain on Supplemental Employee Retirement Plan Investments	58	371
Other	(57)	(44)
Other Income (Expense), net	$585	$696
Our effective tax rate of 27.4% for the three months ended September 30, 2019 was higher than the combined federal and state statutory tax rate due to a tax provision adjustment related to the prior year. Our effective tax rate was 24.4% for the three months ended September 30, 2018 which approximated our statutory rate.
Comparing the balance sheet as of September 30, 2019 to June 30, 2019, our accrued expenses line decreased as our company retirement contribution and approximately half of our accrued cash incentive compensation related to our fiscal year 2019 performance was paid out. The right-of-use lease assets and current and long-term lease liabilities lines are the result of implementing ASC 842 as of the beginning of our fiscal year 2020. See Note 6 - Leases in the Notes to Condensed Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
Our total cash, cash equivalents, and short-term investments, was $106.4 million at September 30, 2019 and $106.3 million at June 30, 2019. Cash flows from operations of $11.1 million were primarily offset by capital expenditures, including capitalized software, of $7.4 million and the return of capital to shareholders in the form of dividends totaling $2.9 million during the first three months of fiscal year 2020.
Working capital at September 30, 2019 and June 30, 2019 was $101.1 million and $96.5 million, respectively. The current ratio was 1.8 and 1.7 at September 30, 2019 and June 30, 2019, respectively.
Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, totaled $134.9 million at September 30, 2019. At September 30, 2019, we had $1.5 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. We had no credit facility borrowings outstanding as of September 30, 2019 or June 30, 2019.
Cash Flows
The following table reflects the major categories of cash flows for the first three months of fiscal years 2020 and 2019.

	Three Months Ended
	September 30
(Amounts in thousands)	2019	2018
Net cash provided by operating activities	$11,056	$7,121
Net cash used for investing activities	$(510)	$(10,381)
Net cash used for financing activities	$(3,806)	$(6,758)
Cash Flows from Operating Activities
For the first three months of fiscal year 2020 net cash provided by operating activities was $11.1 million fueled by $11.4 million of net income while the first three months of fiscal year 2019 net cash provided by operating activities was $7.1 million inclusive of $10.9 million of net income. Changes in working capital balances used $10.5 million of cash in the first three months of fiscal year 2020 and used $6.4 million of cash in the first three months of fiscal year 2019.

The $10.5 million usage of cash from changes in working capital balances in the first three months of fiscal year 2020 was primarily due to a reduction in our accrued expenses balance as the retirement profit sharing contribution and approximately half of our accrued cash incentive compensation which were both related to our fiscal year 2019 performance were paid out during our first quarter of fiscal year 2020.
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
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the three-month periods ended September 30, 2019 and September 30, 2018 were 29 and 28 days, respectively. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the three-month periods ended September 30, 2019 and September 30, 2018 were 44 and 41 days, respectively. The inventory increase was primarily driven by an intentional increase of outsourced high demand products. We define PDSOH as the average of the monthly net inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During the first three months of fiscal year 2020, we invested $6.0 million in available-for-sale securities, and $12.7 million matured. During the first three months of fiscal year 2019, we invested $16.8 million in available-for-sale securities, and $10.0 million matured. Our short-term investments included municipal bonds, certificates of deposit purchased in the secondary market, and U.S. Treasury and federal agency securities. During the first three months of fiscal years 2020 and 2019, we reinvested $7.4 million and $4.7 million, respectively, into capital investments for the future. The capital investments in both the current and prior year were primarily for facility improvements such as renovations to our corporate headquarters, and various manufacturing equipment upgrades to increase automation in production facilities which is expected to yield future benefits.
Cash Flows from Financing Activities
We paid dividends of $2.9 million and $2.6 million in the three-month periods ended September 30, 2019 and September 30, 2018, respectively. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. During the first three months of fiscal year 2019, we repurchased shares pursuant to a previously announced stock repurchase program which drove cash outflow of $3.3 million.
Credit Facility
As of September 30, 2019 we had a $30 million credit facility which matured in October 2019 that allowed for both issuances of letters of credit and cash borrowings. At September 30, 2019, we had $1.5 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. At both September 30, 2019 and June 30, 2019, we had no borrowings outstanding.
The credit facility required us to comply with certain debt covenants, the most significant of which were the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash on hand in the U.S. in excess of $15,000,000 to (b) consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, and may not be greater than 3.0 to 1.0. The fixed charge coverage ratio is defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), determined as of the end of each of our fiscal quarters for the trailing four fiscal quarters then ending, and may not be less than 1.10 to 1.00. We were in compliance with all debt covenants of the credit facility during the three-month period ended September 30, 2019.
The table below compares the adjusted leverage ratio and the fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	September 30, 2019	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.84)	3.00	3.84
Fixed Charge Coverage Ratio	284.45	1.10	283.35

Future Liquidity
On October 24, 2019, we entered into an amended and restated credit agreement (“Credit Agreement”) that allows for up to $75 million in borrowings, with an option to increase the amount available for borrowing to $150 million at our request, subject to participating banks’ consent. The Credit Agreement has a maturity date of October 24, 2024. This amended and restated credit agreement replaced the existing credit facility mentioned above. The complete agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2019.
We believe our principal sources of liquidity from available funds on hand and short-term investments, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to fund future dividends and meet our working capital and other operating needs for at least the next 12 months. During the first quarter of fiscal year 2020, our Board of Directors declared a quarterly dividend of $0.09 per share, to be paid during our second quarter of fiscal year 2020. We will continue to evaluate market conditions in determining future share repurchases. At September 30, 2019, 2.7 million shares remained available under the repurchase program. During fiscal year 2020 we expect to continue investments in capital expenditures, particularly for projects such as our headquarters renovation, showroom renovations, machinery and equipment upgrades and automation, and potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
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

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators
(Amounts in Thousands, Except for Per Share Data)

Organic Net Sales Compared to the Prior Year	Three Months Ended
September 30,
2019
Net Sales, as reported	$201,452
Less: David Edward acquisition net sales (1)	3,980
Organic Net Sales	$197,472

(1) Represents David Edward net sales for our fiscal year 2020 first quarter as the acquisition date was October 26, 2018 thus we did not own David Edward during our first quarter of fiscal year 2019.

Adjusted Operating Income	Three Months Ended
	September 30,
	2019	2018
Operating Income, as reported	$15,106	$13,694
Add: Pre-tax Restructuring Expense	4,350	—
Add: Pre-tax Expense Adjustment to SERP Liability	58	371
Add: Pre-tax CEO Transition Costs	175	1,055
Adjusted Operating Income	$19,689	$15,120
Net Sales	$201,452	$194,123
Adjusted Operating Income %	9.8%	7.8%

Adjusted Net Income	Three Months Ended
	September 30,
	2019	2018
Net Income, as reported	$11,384	$10,876
Pre-tax CEO Transition Costs	175	1,055
Tax on CEO Transition Costs	(45)	(271)
Add: After-tax CEO Transition Costs	130	784
Pre-tax Restructuring Expense	4,350	—
Tax on Restructuring Expense	(1,120)	—
Add: After-tax Restructuring Expense	3,230	—
Adjusted Net Income	$14,744	$11,660

Adjusted Diluted Earnings Per Share	Three Months Ended
	September 30,
	2019	2018
Diluted Earnings Per Share, as reported	$0.31	$0.29
Add: After-tax CEO Transition Costs	0.01	0.02
Add: After-tax Restructuring Expense	0.08	—
Adjusted Diluted Earnings Per Share	$0.40	$0.31

Earnings Before Interest, Taxes, Depreciation, and Amortization excluding Restructuring Expense and CEO Transition Costs (“Adjusted EBITDA”)
	Three Months Ended
	September 30,
	2019	2018
Net Income	$11,384	$10,876
Provision for Income Taxes	4,307	3,514
Income Before Taxes on Income	15,691	14,390
Interest Expense	23	50
Interest Income	(607)	(419)
Depreciation	3,610	3,632
Amortization	521	475
Pre-tax CEO Transition Costs	175	1,055
Pre-tax Restructuring Expense	4,350	—
Adjusted EBITDA	$23,763	$19,183
Net Sales	$201,452	$194,123
Net Income as a Percentage of Net Sales	5.7%	5.6%
Adjusted EBITDA as a Percentage of Net Sales	11.8%	9.9%
The open orders metric is a key performance indicator representing firm orders placed by our customers which have not yet been fulfilled and are expected to be recognized as revenue during future quarters. The timing of shipments can vary, but generally open orders are expected to ship within a twelve-month period.
Return on Invested Capital is a key performance indicator calculated as: [(Earnings Before Interest, Taxes, Amortization, Restructuring Expense, and CEO Transition Costs) multiplied by (1 minus Effective Tax Rate)] divided by (Total Shareholders’ Equity plus Net Debt). Net Debt is defined as current maturities of long-term debt plus long-term debt less cash, cash equivalents, and short-term investments.
Fair Value
Financial assets classified as level 1 assets were valued using readily available market pricing. For commercial paper and available-for-sale securities classified as level 2 assets, the fair values are determined based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information. We evaluated the inputs used to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. The investment in stock warrants and equity securities without readily determinable fair value of a privately-held company are classified as level 3 financial assets. The stock warrants are accounted for as a derivative instrument valued on a recurring basis considering the pricing of recent purchases or sales of the investment as well as positive and negative qualitative evidence, while the equity securities without readily determinable fair value are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The contingent earn-out liability was classified as a Level 3 financial liability and is valued based on a valuation model that measures the present value of the probable cash payments based upon the forecasted operating performance of the acquisition and a discount rate that captures the risk associated with the liability.
See Note 12 - Fair Value in the Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
There have been no material changes outside the ordinary course of business to our summary of contractual obligations under the caption, “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are limited to standby letters of credit and a performance bond. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 11 - Commitments and Contingent Liabilities in the Notes to Condensed Consolidated Financial Statements for more information on the standby letters of credit. We do not have material exposures to trading activities of non-exchange traded contracts.
The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. During the first three months of fiscal year 2020, there were no material changes in the accounting policies and assumptions previously disclosed.
New Accounting Standards
See Note 2 - Recent Accounting Pronouncements and Supplemental Information in the Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, the impact of changes in tariffs, successful execution of our transformation restructuring plan, adverse changes in global economic conditions, the impact of changes in the regulatory environment, the loss of key suppliers, the loss of or significant volume reductions from key contract customers, the financial stability of key customers and suppliers, the availability or cost of raw materials, components, or services, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball International are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
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
There have been no material changes to other market risks, including interest rate and foreign exchange rate risks, from the information disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On February 7, 2019 an additional two million shares of common stock were authorized by the Board of Directors for repurchase. At September 30, 2019, approximately 2.7 million shares remained available under the repurchase program.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q filed November 2, 2017)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K filed October 30, 2018)

10(a)
Amended and Restated Credit Agreement, dated as of October 24, 2019 among Kimball International, Inc., the Lenders party hereto and JPMorgan Chase Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 30, 2019)

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
November 5, 2019

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder Vice President, Chief Financial Officer
November 5, 2019