Form 10-Q
period 2019-12-31
KIMBALL INTERNATIONAL INC
filed 2020-02-05
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock as of January 27, 2020 was:
Class A Common Stock - 194,762 shares
Class B Common Stock - 36,608,177 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	December 31, 2019	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$71,430	$73,196
Short-term investments	25,648	33,071
Receivables, net of allowances of $1,691 and $1,321, respectively	62,344	63,120
Inventories	49,743	46,812
Prepaid expenses and other current assets	15,511	13,105
Assets held for sale	281	281
Total current assets	224,957	229,585
Property and Equipment, net of accumulated depreciation of $189,827 and $185,865, respectively	93,205	90,671
Right-of-use Lease Assets	17,092	—
Goodwill	11,160	11,160
Other Intangible Assets, net of accumulated amortization of $39,371 and $38,320, respectively	12,510	12,108
Deferred Tax Assets	9,663	8,722
Other Assets	14,092	12,420
Total Assets	$382,679	$364,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$27	$25
Accounts payable	39,621	47,916
Customer deposits	32,494	24,611
Current portion of lease liability	4,443	—
Dividends payable	3,477	3,038
Accrued expenses	37,775	57,494
Total current liabilities	117,837	133,084
Other Liabilities:
Long-term debt, less current maturities	109	136
Long-term lease liability	16,570	—
Other	15,574	14,956
Total other liabilities	32,253	15,092
Shareholders’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 195,000 and 251,000, respectively	10	12
Class B - Shares authorized: 100,000,000 Shares issued: 42,830,000 and 42,773,000, respectively	2,141	2,139
Additional paid-in capital	3,423	3,570
Retained earnings	293,089	277,391
Accumulated other comprehensive income	2,120	1,937
Less: Treasury stock, at cost, 6,147,000 shares and 6,212,000 shares, respectively	(68,194)	(68,559)
Total Shareholders’ Equity	232,589	216,490
Total Liabilities and Shareholders’ Equity	$382,679	$364,666
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31		December 31
	2019	2018	2019	2018
Net Sales	$192,164	$201,008	$393,616	$395,131
Cost of Sales	126,823	136,019	257,905	264,269
Gross Profit	65,341	64,989	135,711	130,862
Selling and Administrative Expenses	49,719	51,491	100,633	103,670
Restructuring Expense	1,396	—	5,746	—
Operating Income	14,226	13,498	29,332	27,192
Other Income (Expense):
Interest income	489	428	1,096	847
Interest expense	(21)	(56)	(44)	(106)
Non-operating income (expense), net	717	(1,226)	718	(899)
Other income (expense), net	1,185	(854)	1,770	(158)
Income Before Taxes on Income	15,411	12,644	31,102	27,034
Provision for Income Taxes	4,372	3,239	8,679	6,753
Net Income	$11,039	$9,405	$22,423	$20,281

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.30	$0.26	$0.61	$0.55
Diluted Earnings Per Share	$0.30	$0.25	$0.60	$0.54

Dividends Per Share of Common Stock	$0.09	$0.08	$0.18	$0.16

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	36,921	36,793	36,929	36,951
Average Number of Shares Outstanding - Diluted	37,221	37,088	37,274	37,347
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	(Unaudited)			(Unaudited)
	Three Months Ended			Three Months Ended
	December 31, 2019			December 31, 2018
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$11,039			$9,405
Other comprehensive income (loss):
Available-for-sale securities	$(12)	$3	$(9)	$41	$(11)	$30
Postemployment severance actuarial change	296	(76)	220	158	(41)	117
Derivative gain (loss)	—	—	—	(2)	—	(2)
Reclassification to (earnings) loss:
Amortization of actuarial change	(90)	23	(67)	(103)	27	(76)
Derivatives	—	—	—	5	(1)	4
Other comprehensive income (loss)	$194	$(50)	$144	$99	$(26)	$73
Total comprehensive income			$11,183			$9,478

	(Unaudited)			(Unaudited)
	Six Months Ended			Six Months Ended
	December 31, 2019			December 31, 2018
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$22,423			$20,281
Other comprehensive income (loss):
Available-for-sale securities	$(20)	$5	$(15)	$15	$(4)	$11
Postemployment severance actuarial change	445	(115)	330	238	(61)	177
Derivative gain (loss)	—	—	—	(11)	2	(9)
Reclassification to (earnings) loss:
Amortization of actuarial change	(178)	46	(132)	(202)	52	(150)
Derivatives	—	—	—	21	(5)	16
Other comprehensive income (loss)	$247	$(64)	$183	$61	$(16)	$45
Total comprehensive income			$22,606			$20,326
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Six Months Ended
	December 31
	2019	2018
Cash Flows From Operating Activities:
Net income	$22,423	$20,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,476	7,361
Amortization	1,068	959
Loss (Gain) on sales of assets	59	(1,164)
Restructuring and asset impairment charges	2,763	—
Deferred income tax and other deferred charges	(979)	(1,907)
Stock-based compensation	2,729	3,628
Other, net	2,220	(1,166)
Change in operating assets and liabilities:
Receivables	825	(1,486)
Inventories	(2,931)	(6,745)
Prepaid expenses and other current assets	(2,343)	2,795
Accounts payable	(7,057)	3,292
Customer deposits	7,883	5,596
Accrued expenses	(20,734)	(7,536)
Net cash provided by operating activities	13,402	23,908
Cash Flows From Investing Activities:
Capital expenditures	(12,038)	(10,346)
Proceeds from sales of assets	102	1,269
Cash paid for acquisition	—	(4,850)
Purchases of capitalized software	(1,471)	(374)
Purchases of available-for-sale securities	(13,975)	(26,196)
Maturities of available-for-sale securities	21,488	18,618
Other, net	(853)	30
Net cash used for investing activities	(6,747)	(21,849)
Cash Flows From Financing Activities:
Change in long-term debt	(25)	(23)
Dividends paid to shareholders	(6,286)	(5,562)
Repurchases of Common Stock	(1,266)	(9,130)
Repurchase of employee shares for tax withholding	(842)	(1,035)
Net cash used for financing activities	(8,419)	(15,750)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash (1)	(1,764)	(13,691)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	73,837	53,321
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$72,073	$39,630
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$9,063	$2,641
Interest expense	$14	$69

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

(Amounts in Thousands)	December 31, 2019	June 30, 2019	December 31, 2018	June 30, 2018
Cash and Cash Equivalents	$71,430	$73,196	$38,993	$52,663
Restricted cash included in Other Assets	643	641	637	658
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$72,073	$73,837	$39,630	$53,321
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Three months ended December 31, 2019 (Unaudited)	Class A	Class B
Amounts at September 30, 2019	$12	$2,139	$2,438	$285,405	$1,976	$(66,938)	$225,032
Net income				11,039			11,039
Other comprehensive income (loss)					144		144
Issuance of non-restricted stock (6,000 shares)			(84)			84	—
Conversion of Class A to Class B common stock (55,000 shares)	(2)	2					—
Compensation expense related to stock compensation plans			1,069				1,069
Repurchase of Common Stock (65,000 shares)						(1,340)	(1,340)
Dividends declared ($0.09 per share)				(3,355)			(3,355)
Amounts at December 31, 2019	$10	$2,141	$3,423	$293,089	$2,120	$(68,194)	$232,589

Three months ended December 31, 2018 (Unaudited)
Amounts at September 30, 2018	$13	$2,138	$1,431	$257,825	$1,788	$(64,511)	$198,684
Net income				9,405			9,405
Other comprehensive income (loss)					73		73
Issuance of non-restricted stock (9,000 shares)			(125)			125	—
Conversion of Class A to Class B common stock (7,000 shares)	—	—					—
Compensation expense related to stock compensation plans			1,683				1,683
Restricted share units issuance (15,000 shares)			(382)			201	(181)
Repurchase of Common Stock (371,000 shares)						(5,830)	(5,830)
Dividends declared ($0.08 per share)				(2,963)			(2,963)
Amounts at December 31, 2018	$13	$2,138	$2,607	$264,267	$1,861	$(70,015)	$200,871

Six months ended December 31, 2019 (Unaudited)
Amounts at June 30, 2019	$12	$2,139	$3,570	$277,391	$1,937	$(68,559)	$216,490
Net income				22,423			22,423
Other comprehensive income (loss)					183		183
Issuance of non-restricted stock (15,000 shares)			(202)			202	—
Conversion of Class A to Class B common stock (57,000 shares)	(2)	2					—
Compensation expense related to stock incentive plans			3,080				3,080
Performance share issuance (67,000 shares)			(1,391)			879	(512)
Relative total shareholder return performance units issuance (48,000 shares)			(954)			624	(330)
Reclassification of equity-classified awards			(680)				(680)
Repurchase of Common Stock (65,000 shares)						(1,340)	(1,340)
Dividends declared ($0.18 per share)				(6,725)			(6,725)
Amounts at December 31, 2019	$10	$2,141	$3,423	$293,089	$2,120	$(68,194)	$232,589

Six months ended December 31, 2018 (Unaudited)
Amounts at June 30, 2018	$13	$2,138	$1,881	$249,945	$1,816	$(62,769)	$193,024
Net income				20,281			20,281
Other comprehensive income (loss)					45		45
Issuance of non-restricted stock (21,000 shares)			(288)			276	(12)
Conversion of Class A to Class B common stock (7,000 shares)	—	—					—
Compensation expense related to stock incentive plans			3,628				3,628
Performance share issuance (81,000 shares)			(1,709)	—		1,057	(652)
Restricted share units issuance (15,000 shares)			(382)			201	(181)
Relative total shareholder return performance units issuance (27,000 shares)			(523)			350	(173)
Repurchase of Common Stock (567,000 shares)						(9,130)	(9,130)
Dividends declared ($0.16 per share)				(5,959)			(5,959)
Amounts at December 31, 2018	$13	$2,138	$2,607	$264,267	$1,861	$(70,015)	$200,871
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
In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. Under the guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The guidance is also intended to reduce the complexity by decreasing the number of credit impairment models that entities use to account for debt instruments. In May 2019, the FASB amended the new standard to allow entities to elect the fair value option on certain financial instruments that were previously recorded at amortized cost. In November 2019, the FASB amended the new standard to extend the disclosure relief for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis. The guidance is effective for our first quarter of fiscal year 2021 with early adoption in our fiscal year 2020 permitted. We have not yet determined the effect of this guidance on our condensed consolidated financial statements.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Goodwill is assigned to and the fair value is tested at the reporting unit level. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test which compares the carrying value of the reporting unit to the reporting unit’s fair value to identify impairment. Under the quantitative assessment, if the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. As of December 31, 2019 and June 30, 2019 our goodwill totaled $11.2 million. During the quarter ended December 31, 2019, we assessed goodwill for impairment, and no goodwill impairment was recognized.
Other Intangible Assets reported on the Condensed Consolidated Balance Sheets consist of capitalized software, customer relationships, trade names, and non-compete agreements. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. A summary of intangible assets subject to amortization is as follows:

	December 31, 2019			June 30, 2019
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$41,161	$37,104	$4,057	$39,708	$36,662	$3,046
Customer Relationships	7,050	1,450	5,600	7,050	1,030	6,020
Trade Names	3,570	774	2,796	3,570	595	2,975
Non-Compete Agreements	100	43	57	100	33	67
Other Intangible Assets	$51,881	$39,371	$12,510	$50,428	$38,320	$12,108
Amortization expense related to intangible assets was, in thousands, $547 and $1,068 during the quarter and year-to-date period ended December 31, 2019, and $484 and $959 during the quarter and year-to-date period ended December 31, 2018. Amortization expense in future periods is expected to be, in thousands, $1,143 for the remainder of fiscal year 2020, and $1,955, $1,616, $1,373, and $1,201 in the four years ending June 30, 2024, and $5,222 thereafter. The estimated useful life of capitalized software ranges from 3 to 10 years. The amortization period for customer relationship intangible assets is 20 years. The estimated useful life of trade names is 10 years. The estimated useful life of non-compete agreements is 5 years.
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
Components of the Non-operating income (expense), net line, were:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2019	2018	2019	2018
Gain (Loss) on SERP Investments	$716	$(1,097)	$774	$(726)
Other	1	(129)	(56)	(173)
Non-operating income (expense), net	$717	$(1,226)	$718	$(899)
Note 3. Restructuring
Transformation Restructuring Plan:
In June 2019, we announced a transformation restructuring plan that is expected to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe the transformation restructuring plan will establish a more cost-efficient structure to better align our operations with our long-term strategic goals. The transformation restructuring plan includes the following:

•
Our overall manufacturing facility footprint is being reviewed to reduce excess capacity and gain efficiencies by centralizing manufacturing operations. We plan to exit a leased seating manufacturing facility in Martinsville, Virginia as well as a David Edward production facility in Red Lion, Pennsylvania in the second half of fiscal year 2020 and are evaluating our production capabilities and capacity across our organization to identify additional opportunities.

•
The creation of center-led functions for finance, human resources, information technology and legal functions is expected to result in the standardization of processes and the elimination of duplication. In addition, we are centralizing our supply chain efforts to maximize supplier value and plan to drive more efficient practices and operations within our logistics function.

•
Kimball brand selling resources were reallocated to higher-growth markets. We also ceased use of four leased furniture showrooms across our brands during the first quarter of fiscal year 2020 and recognized impairment of the leases and associated leasehold improvements.

The efforts are expected to generate annualized pre-tax savings of approximately $10.0 million when the transformation restructuring plan is fully implemented. We estimate that pre-tax restructuring charges incurred through the end of fiscal year 2020 will be approximately $9.0 million to $10.0 million. The restructuring charges are expected to consist of approximately $3.7 million to $4.0 million for severance and other employee-related costs, $2.5 million to $3.0 million for facility exit and other costs, and $2.8 million to $3.0 million for asset impairment. Approximately 65% of the total cost estimate is expected to be cash expense.
A summary of the charges recorded in connection with the Transformation Restructuring Plan is as follows:

	Three Months Ended	Six Months Ended	Charges incurred to date
(Amounts in Thousands)	December 31, 2019	December 31, 2019
Cash-related restructuring charges:
Severance and other employee related costs	$785	$1,991	$2,654
Facility exit costs and other cash charges	523	992	1,195
Total cash-related restructuring charges	$1,308	$2,983	$3,849
Non-cash charges:
Transition stock compensation	184	654	725
Impairment (recovery) of assets	(147)	2,058	2,058
Other non-cash charges	51	51	51
Total non-cash charges	$88	$2,763	$2,834
Total charges	$1,396	$5,746	$6,683
A summary of the current period activity in accrued restructuring related to the Transformation Restructuring Plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs	Facility exit and other costs	Total
Balance at June 30, 2019	$619	$203	$822
Additions charged to expense	2,322	379	2,701
Cash payments charged against reserve	(1,617)	(582)	(2,199)
Non-cash adjustments	(150)	—	(150)
Balance at December 31, 2019	$1,174	$—	$1,174
To date, we have recognized $6.7 million of restructuring costs related to the Transformation Restructuring Plan. We expect this restructuring plan to be complete by June 30, 2020. It is currently estimated that this plan will incur an additional $2.3 million to $3.3 million of future restructuring charges.
We utilized available market prices and management estimates to determine the fair value of impaired assets. Restructuring is included in the Restructuring Expense line item on our Condensed Consolidated Statements of Income.
Note 4. Acquisition
On October 26, 2018, we acquired substantially all the assets and assumed certain specified limited liabilities of David Edward headquartered in Baltimore, Maryland. David Edward is a premier designer and manufacturer of contract furniture, sold in the healthcare, corporate, education, and premium hospitality markets. The David Edward product portfolio consists of classic and contemporary designs, focused primarily in the seating, tables, and ancillary furniture categories. In conjunction with the asset acquisition, we leased two existing David Edward production facilities in Baltimore, Maryland and Red Lion, Pennsylvania. The purchase price allocation did not change from the amounts disclosed in our Annual Report on Form 10-K for 2019 and is final.

Note 5. Revenue
Disaggregation of Revenue
The following table provides information about revenue by vertical market:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Millions)	2019	2018	2019	2018
Commercial	$55.8	$63.6	$111.0	$120.2
Education	20.1	18.1	54.8	52.7
Finance	16.8	18.1	34.0	36.3
Government	21.7	18.8	40.3	35.9
Healthcare	28.2	28.5	57.1	52.9
Hospitality	49.6	53.9	96.4	97.1
Total Net Sales	$192.2	$201.0	$393.6	$395.1
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
We also receive deposits from certain customers before revenue is recognized, resulting in the recognition of a contract liability reported as Customer Deposits in the Condensed Consolidated Balance Sheets. Customer deposits are typically utilized within a year of the receipt of the deposit. The amount of revenue recognized during the six months ended December 31, 2019 that was included in the June 30, 2019 customer deposit balance was $24.0 million.
Note 6. Leases
At the beginning of our fiscal year 2020, we adopted new accounting guidance (“ASC 842”) regarding leases on a prospective basis. This guidance requires lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The effects of the initial application did not result in a cumulative adjustment to retained earnings. We recognize lease liabilities at the lease commencement date based upon the present value of the remaining lease payments. Right-of-use assets are based on the lease liability adjusted for prepaid rent, deferred rent, and tenant allowances received. Lease liabilities are amortized based upon the effective interest method, while right-of-use assets are amortized based upon the straight line expense less interest on the lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term, except for impaired leases for which the lease expense is recognized on a declining basis over the remaining lease term. Variable lease expense associated with our leases is dependent upon the occurrence of events, activities, or circumstances in lease agreements, such as warehouse square footage utilized, property taxes assessed, and other non-lease component charges. Variable lease expense is presented as operating expense in our Condensed Consolidated Statements of Income and Comprehensive Income in the same line item as expense arising from fixed lease payments for operating leases.
We have operating leases for showrooms, manufacturing facilities, warehouses, certain offices, and other facilities to support our operations in addition to select equipment that expire at various dates through 2028. We have no financing leases. Certain operating lease agreements include rental payments adjusted periodically for inflationary indexes. Additionally, some leases include options to renew or terminate the leases which can be exercised at our discretion. Lease terms include the noncancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods. Our leases do not contain residual value guarantees or material restrictive covenants. As the rate implicit in our lease contracts cannot be readily determined, we use an estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The estimated incremental borrowing rate represents the estimated rate of interest we would have to pay to borrow an amount equal to the lease payments for a similar period of time on a collateralized basis.
The components of our lease expenses are as follows:

	Three Months Ended	Six Months Ended
(Amounts in Millions)	December 31, 2019	December 31, 2019
Operating lease expense	$0.8	$1.6
Variable lease expense	0.6	1.3
Total lease expense	$1.4	$2.9
Right-of-use assets for operating leases are tested for impairment in the same manner as long-lived assets used in operations. During the first quarter of fiscal year 2020, we recorded $2.2 million of right-of-use asset and associated leasehold improvement impairment resulting from ceasing use of four furniture showrooms after the implementation of ASC 842 as part of our transformation restructuring plan. The impairment is included in the Restructuring Expense line item on our Condensed Consolidated Statements of Income.
Supplemental cash flow and other information related to leases are as follows:

Six Months Ended
(Amounts in Millions)	December 31, 2019
Cash flow information:
Operating lease payments impacting lease liability	$2.4
Leased assets obtained in exchange for operating lease liabilities	$0.1

As of
(Amounts in Millions)	December 31, 2019
Other information:
Weighted-average remaining term (in years)	6.0
Weighted-average discount rate	4.6%

The following table summarizes the future minimum lease payments as of December 31, 2019:

Fiscal Year Ended
(Amounts in Millions)	June 30 (1)
2020	$2.2
2021	4.5
2022	4.3
2023	3.8
2024	3.1
Thereafter	6.2
Total lease payments	$24.1
Less interest	$3.1
Present value of lease liabilities	$21.0
(1) Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced. At December 31, 2019, we have an additional operating lease that has not yet commenced for which we will record a right-of-use asset and lease liability of $1.6 million. The lease will commence in our third quarter of fiscal year 2020 with a lease term of approximately 7 years.
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

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands, Except for Per Share Data)	2019	2018	2019	2018
Net Income	$11,039	$9,405	$22,423	$20,281

Average Shares Outstanding for Basic EPS Calculation	36,921	36,793	36,929	36,951
Dilutive Effect of Average Outstanding Compensation Awards	300	295	345	396
Average Shares Outstanding for Diluted EPS Calculation	37,221	37,088	37,274	37,347

Basic Earnings Per Share	$0.30	$0.26	$0.61	$0.55
Diluted Earnings Per Share	$0.30	$0.25	$0.60	$0.54
Note 8. Income Taxes
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rate was 28.4% and 27.9%, respectively, for the three and six months ended December 31, 2019, and was higher than statutory rates primarily due to nondeductible expenses and a prior year state tax provision adjustment that impacted the first quarter of fiscal year 2020. Our effective tax rate was 25.6% and 25.0%, respectively, for the three and six months ended December 31, 2018, which approximated the combined federal and state statutory rate.
Note 9. Inventories
Inventory components were as follows:

(Amounts in Thousands)	December 31, 2019	June 30, 2019
Finished products	$29,534	$26,304
Work-in-process	1,961	2,455
Raw materials	34,718	34,335
Total FIFO inventory	66,213	63,094
LIFO reserve, net	(16,470)	(16,282)
Total inventory	$49,743	$46,812
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three and six month periods ended December 31, 2019 and 2018 was immaterial.

Note 10. Accumulated Other Comprehensive Income
During the three months ended December 31, 2019 and 2018, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Derivative Gain (Loss)	Accumulated Other Comprehensive Income
Balance at September 30, 2019	$17	$1,959	$—	$1,976
Other comprehensive income (loss) before reclassifications	(9)	220	—	211
Reclassification to (earnings) loss	—	(67)	—	(67)
Net current-period other comprehensive income (loss)	(9)	153	—	144
Balance at December 31, 2019	$8	$2,112	$—	$2,120

Balance at September 30, 2018	$(50)	$1,840	$(2)	$1,788
Other comprehensive income (loss) before reclassifications	30	117	(2)	145
Reclassification to (earnings) loss	—	(76)	4	(72)
Net current-period other comprehensive income (loss)	30	41	2	73
Balance at December 31, 2018	$(20)	$1,881	$—	$1,861
During the six months ended December 31, 2019 and 2018, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Derivative Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2019	$23	$1,914	$—	$1,937
Other comprehensive income (loss) before reclassifications	(15)	330	—	315
Reclassification to (earnings) loss	—	(132)	—	(132)
Net current-period other comprehensive income (loss)	(15)	198	—	183
Balance at December 31, 2019	$8	$2,112	$—	$2,120

Balance at June 30, 2018	$(31)	$1,854	$(7)	$1,816
Other comprehensive income (loss) before reclassifications	11	177	(9)	179
Reclassification to (earnings) loss	—	(150)	16	(134)
Net current-period other comprehensive income (loss)	11	27	7	45
Balance at December 31, 2018	$(20)	$1,881	$—	$1,861

The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	December 31,		December 31,
(Amounts in Thousands)	2019	2018	2019	2018
Postemployment Benefits Amortization of Actuarial Gain (1)	$90	$103	$178	$202	Non-operating income (expense), net
	(23)	(27)	(46)	(52)	Benefit (Provision) for Income Taxes
	$67	$76	$132	$150	Net Income

Derivative Gain (Loss)	$—	$(5)	$—	$(21)	Non-operating income (expense), net
	—	1	—	5	Benefit (Provision) for Income Taxes
	$—	$(4)	$—	$(16)	Net Income

Total Reclassifications for the Period	$67	$72	$132	$134	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 15 - Postemployment Benefits in the Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.
Note 11. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. As of December 31, 2019, we had a maximum financial exposure from unused standby letters of credit totaling $1.5 million.
We are periodically required to provide performance bonds in order to conduct business with certain customers. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. We are ultimately liable for claims that may occur against the performance bonds. We had a maximum financial exposure from performance bonds totaling $5.4 million as of December 31, 2019.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our condensed consolidated financial statements. Accordingly, no liability has been recorded as of December 31, 2019 with respect to the standby letters of credit. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
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

Changes in the product warranty accrual for the six months ended December 31, 2019 and 2018 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2019	2018
Product Warranty Liability at the beginning of the period	$2,238	$2,294
Additions to warranty accrual (including changes in estimates)	285	354
Settlements made (in cash or in kind)	(422)	(606)
Product Warranty Liability at the end of the period	$2,101	$2,042

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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the six months ended December 31, 2019. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
We hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in equity securities without readily determinable fair value and $1.5 million in stock warrants. The investment in equity securities without readily determinable fair value is classified as a Level 3 financial asset, as explained in the Financial Instruments Not Carried At Fair Value section below. The investment in stock warrants is also classified as a Level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 13 - Investments in the Notes to Condensed Consolidated Financial Statements for further information regarding the investment in equity securities without readily determinable fair value, and Note 14 - Derivative Instruments in the Notes to Condensed Consolidated Financial Statements for further information regarding the investment in stock warrants. No purchases or sales of Level 3 assets occurred during the six months ended December 31, 2019.

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

Recurring Fair Value Measurements:
As of December 31, 2019 and June 30, 2019, the fair values of financial assets that are measured at fair value on a recurring basis using the market or income approach are categorized as follows:

	December 31, 2019
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$38,147	$—	$—	$38,147
Cash equivalents: Commercial paper	—	31,655	—	31,655
Available-for-sale securities: Secondary market certificates of deposit	—	5,970	—	5,970
Available-for-sale securities: Municipal bonds	—	875	—	875
Available-for-sale securities: U.S. Treasury and federal agencies	—	18,803	—	18,803
Trading Securities: Mutual funds in nonqualified SERP	12,690	—	—	12,690
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$50,837	$57,303	$1,500	$109,640

	June 30, 2019
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$40,016	$—	$—	$40,016
Cash equivalents: Commercial paper	—	29,408	—	29,408
Available-for-sale securities: Secondary market certificates of deposit	—	11,230	—	11,230
Available-for-sale securities: Municipal bonds	—	1,922	—	1,922
Available-for-sale securities: U.S. Treasury and federal agencies	—	19,919	—	19,919
Trading Securities: Mutual funds in nonqualified SERP	11,774	—	—	11,774
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$51,790	$62,479	$1,500	$115,769
Liabilities
Contingent earn-out liability	—	—	360	360
Total liabilities at fair value	$—	$—	$360	$360
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

Our investment portfolio is available for use in current operations; therefore, investments are recorded within Current Assets in the Condensed Consolidated Balance Sheets. The contractual maturities of our investment portfolio were as follows (maturity dates for municipal bonds are based on pre-refunded dates and maturity dates for government agency securities are based on the first available call date, if applicable):

	December 31, 2019
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Within one year	$5,220	$875	$18,803
After one year through two years	750	—	—
Total Fair Value	$5,970	$875	$18,803
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

	December 31, 2019
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$5,970	$875	$18,791
Unrealized holding gains	—	—	12
Unrealized holding losses	—	—	—
Fair Value	$5,970	$875	$18,803

	June 30, 2019
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$11,230	$1,921	$19,888
Unrealized holding gains	—	1	31
Unrealized holding losses	—	—	—
Fair Value	$11,230	$1,922	$19,919
No investments were in a continuous unrealized loss position for greater than twelve months as of December 31, 2019. There were no realized gains or losses as a result of sales in the three and six months ended December 31, 2019 and December 31, 2018.
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) section of the Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income or expense as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains (losses) for the six months ended December 31, 2019 and 2018 were, in thousands, $418 and $(1,089), respectively.

SERP asset and liability balances were as follows:

(Amounts in Thousands)	December 31, 2019	June 30, 2019
SERP investments - current asset	$3,151	$3,087
SERP investments - other long-term asset	9,539	8,687
Total SERP investments	$12,690	$11,774

SERP obligation - current liability	$3,151	$3,087
SERP obligation - other long-term liability	9,539	8,687
Total SERP obligation	$12,690	$11,774
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

Note 14. Derivative Instruments
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Condensed Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended December 31, 2019, the change in fair value of the stock warrants was not significant. See Note 12 - Fair Value in the Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities.

Note 15. Postemployment Benefits
Our domestic employees participate in severance plans which provide severance benefits to eligible employees meeting the plans’ qualifications, primarily for involuntary termination without cause.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2019	2018	2019	2018
Service cost	$119	$126	$245	$253
Interest cost	18	24	37	47
Amortization of actuarial income	(90)	(103)	(178)	(202)
Net periodic benefit cost	$47	$47	$104	$98
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions, such as restructuring actions, are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 16. Stock Compensation
Stock-based compensation expense during the quarter and year-to-date period ended December 31, 2019 was $1.1 million and $3.2 million, respectively, and during the quarter and year-to-date period ended December 31, 2018, was $1.7 million and $3.6 million, respectively. The total income tax benefit for stock compensation arrangements during the quarter and year-to-date period ended December 31, 2019, was $0.3 million and $0.8 million, respectively, and during the quarter and year-to-date period ended December 31, 2018, was $0.4 million and $0.9 million, respectively.
During fiscal year 2020, the following stock compensation was awarded to officers and other key employees and to members of the Board of Directors who are not employees. All awards were granted under the 2017 Stock Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Type of Award	Quarter Awarded	Targeted Shares or Units	Grant Date Fair Value (5)
Annual Performance Shares (1)	1st Quarter	34,305	$16.85	-	$16.93
Relative Total Shareholder Return Performance Units (2)	1st Quarter	28,080	$21.25
Restricted Stock Units (3)	1st Quarter	188,588	$16.85	-	$17.24
Restricted Stock Units (3)	2nd Quarter	2,500	$20.46
Unrestricted Shares (4)	1st Quarter	9,091	$17.19
Unrestricted Shares (4)	2nd Quarter	6,321	$19.18
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
(3) Restricted stock units were awarded to officers and employees. Also, in connection with the redesign of the Company’s annual cash incentive plan certain employees were awarded time-based retention and performance-based transition units. The number of performance-based transition units to be issued will be dependent upon the Company’s EBITDA during fiscal year 2020, with a percentage payout ranging from 0% to 100% of the target. The maximum number of units that can be issued under the performance-based transition awards is 35,598. The Company also awarded performance-based transformation units that will earn from 0% to 100% of the target award depending upon the Company’s reduction of operating costs and EBITDA during fiscal year 2020. The maximum number of units that can be issued under the performance-based transformation award is 2,165. Vesting occurs at June 30, 2020, June 30, 2021, and June 30, 2022. Dividends accumulate over the vesting period for all awards except the time-based retention and performance-based transition awards.
(4) Unrestricted shares were awarded to non-employee members of the Board of Directors as consideration for service to Kimball International and do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
(5) The grant date fair value of annual performance shares and restricted stock units that do not receive dividends was based on the stock price at the date of the award, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding annual performance share awards or certain restricted stock unit awards. The grant date fair value of the Relative Total Shareholder Return awards was calculated using a Monte Carlo simulation. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. The grant date fair value of the restricted stock units that receive dividends and unrestricted shares was based on the stock price at the date of the award.
Note 17. Variable Interest Entities
Our involvement with variable interest entities (“VIEs”) is limited to situations in which we are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the VIE’s economic performance. Thus, consolidation is not required. Our involvement with VIEs consists of an investment in a privately-held company consisting of equity securities without readily determinable fair value and stock warrants and notes receivable related to independent dealership financing.

The equity securities without readily determinable fair value and stock warrants were valued at $0.5 million and $1.5 million, respectively, at both December 31, 2019 and June 30, 2019 and were included in the Other Assets line of the Condensed Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 12 - Fair Value in the Notes to Condensed Consolidated Financial Statements.
The carrying value of the notes receivable for independent dealership financing were $1.0 million at both December 31, 2019 and June 30, 2019 and was included on the Receivables and Other Assets lines of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball International to the VIEs was limited to the items discussed above during the quarter ended December 31, 2019.
Note 18. Credit Quality and Allowance for Credit Losses of Notes Receivable
We monitor credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. As of December 31, 2019 and June 30, 2019, we had no material past due outstanding notes receivable.

	As of December 31, 2019			As of June 30, 2019
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Independent Dealership Financing	$1,022	$—	$1,022	$1,010	$—	$1,010
Other Notes Receivable	370	370	—	122	122	—
Total	$1,392	$370	$1,022	$1,132	$122	$1,010

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
We closely monitor key indicators for the markets in which we compete. As reported by the Business and Institutional Furniture Manufacturer Association (“BIFMA”), the forecast by IHS Markit, a global information provider, as of December 2019 for the U.S. office furniture market, projects a year-over-year increase of 2.2% for calendar year 2020. The forecast for two of the leading indicators for the hospitality furniture market in the January 2020 PwC Hospitality Directions U.S. report includes a projected increase in RevPAR (Revenue Per Available Room) of 0.7% for calendar year 2020, while the occupancy level for calendar year 2020 continues to hover at peak levels.

Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:

•
‘Kimball International Connect’ Strategy - In May 2019, Kimball International introduced a comprehensive strategy to connect our purpose, our people, and our brands to drive growth and unlock the Company’s full potential. Kimball International Connect seeks to enable the power of our people and position our organization to engage at higher levels of collaboration and interdependence. We believe this strategy will result in enhanced shareholder value over the long term. Our Kimball International Connect Strategy is comprised of four pillars:

•
Inspire Our People: Leveraging our legacy of a bold and entrepreneurial spirit, we are working to cultivate a high-performance, caring culture. We unveiled our new purpose to our employees on May 9, 2019 and are investing in our training, technology and systems to remain an employer of choice and a great place to work.

•
Build Our Capabilities: We created center-led functions, including finance, human resources, information technology and legal and centralized supply chain leadership to reduce duplication, deliver efficiencies, and drive consistency. We are also adopting ways of working to ensure the use of common best practices and approaches. To achieve our goals, we established a Program Management Office to oversee execution.

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

•
Transformation Restructuring Plan - In June 2019, we announced a transformation restructuring plan that is expected to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe the transformation restructuring plan will establish a more cost-efficient structure to better align our operations with our long-term strategic goals. The efforts are expected to generate annualized pre-tax savings of approximately $10.0 million when the transformation restructuring plan is fully implemented. We estimate pre-tax restructuring charges incurred through the end of fiscal year 2020 will be approximately $9.0 million to $10.0 million. The transformation restructuring plan includes the following:

•
Our overall manufacturing facility footprint is being reviewed to reduce excess capacity and gain efficiencies by centralizing manufacturing operations. We plan to exit a leased seating manufacturing facility in Martinsville, Virginia as well as a David Edward production facility in Red Lion, Pennsylvania in the second half of fiscal year 2020 and are evaluating our production capabilities and capacity across our organization to identify additional opportunities.

•
The creation of center-led functions for finance, human resources, information technology and legal functions is resulting in the standardization of processes and the elimination of duplication. In addition, we centralized our supply chain efforts to maximize supplier value and are driving more efficient practices and operations within our logistics function.

•
Kimball brand selling resources were realigned to higher-growth markets. We also ceased use of our four leased furniture showrooms across our brands during the first quarter of fiscal year 2020 and recognized impairment of the lease and associated leasehold improvements.

•
On October 26, 2018, we acquired substantially all of the assets and assumed certain specified limited liabilities of David Edward Furniture, Inc. (“David Edward”), which is headquartered in Baltimore, Maryland. David Edward is a premier designer and manufacturer of contract furniture, sold in the healthcare, corporate, education, and premium hospitality markets. David Edward products are sold primarily in the North American market. David Edward’s products are generally specified by architects and designers, represented through a network of independent representatives, and sold through authorized furniture dealerships. The David Edward product portfolio consists of classic and contemporary designs, focused primarily in the seating, tables, and ancillary furniture categories. In conjunction with the asset acquisition, we leased two existing David Edward production facilities in Baltimore, Maryland and Red Lion, Pennsylvania. As part of our transformation restructuring plan we will be consolidating the David Edward Red Lion, Pennsylvania production facility into the Baltimore, Maryland facility. Our focus is on investing in new equipment and a redesigned layout in Baltimore that will allow us to substantially increase capacity, reduce lead times and deliver on the high design, high quality products, expand our Kimball Health Portfolio, and accelerate our expansion of Kimball Hospitality Seating. See Note 4 - Acquisition in the Notes to Condensed Consolidated Financial Statements for additional information.

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

•
We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, was $170.6 million at December 31, 2019.

Financial Overview

	At or for the Three Months Ended			For the Six Months Ended
	December 31			December 31
(Amounts in Millions)	2019	2018	% Change	2019	2018	% Change
Net Sales	$192.2	$201.0	(4%)	$393.6	$395.1	—%
Organic Net Sales*	192.2	201.0	(4%)	389.6	395.1	(1%)
Gross Profit	65.3	65.0	1%	135.7	130.9	4%
Selling and Administrative Expenses	49.7	51.5	(3%)	100.6	103.7	(3%)
Restructuring Expense	1.4	—		5.7	—
Operating Income	14.2	13.5	5%	29.3	27.2	8%
Operating Income %	7.4%	6.7%		7.5%	6.9%
Adjusted Operating Income *	$16.5	$12.9	28%	$36.2	$28.0	29%
Adjusted Operating Income % *	8.6%	6.4%		9.2%	7.1%
Net Income	$11.0	$9.4	17%	$22.4	$20.3	11%
Net Income as a Percentage of Net Sales	5.7%	4.7%		5.7%	5.1%
Adjusted Net Income *	12.2	9.8	25%	27.0	21.4	26%
Diluted Earnings Per Share	$0.30	$0.25		$0.60	$0.54
Adjusted Diluted Earnings Per Share *	$0.33	$0.26		$0.72	$0.57
Return on Invested Capital **	38.4%	33.6%		43.6%	38.3%
Adjusted EBITDA *	$20.9	$17.0	23%	$44.7	$36.2	24%
Adjusted EBITDA as a Percentage of Net Sales *	10.9%	8.5%		11.4%	9.2%
Open Orders **	$173.2	$144.2	20%
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements.
** Items indicated represent Key Performance Indicators.
See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Vertical Market
	Three Months Ended			Six Months Ended
	December 31			December 31
(Amounts in Millions)	2019	2018	% Change	2019	2018	% Change
Commercial	$55.8	$63.6	(12%)	$111.0	$120.2	(8%)
Education	20.1	18.1	11%	54.8	52.7	4%
Finance	16.8	18.1	(7%)	34.0	36.3	(6%)
Government	21.7	18.8	15%	40.3	35.9	12%
Healthcare	28.2	28.5	(1%)	57.1	52.9	8%
Hospitality	49.6	53.9	(8%)	96.4	97.1	(1%)
Total Net Sales	$192.2	$201.0	(4%)	$393.6	$395.1	—%
Second quarter fiscal year 2020 consolidated net sales were $192.2 million compared to second quarter fiscal year 2019 net sales of $201.0 million, or a 4% decrease, as lower volume in our commercial, hospitality, and finance vertical markets more than offset price increases. Net sales for the six-month period ended December 31, 2019 of $393.6 million were approximately flat with net sales of $395.1 million for the six-month period ended December 31, 2018. Organic net sales decreased $5.5 million, or

1% primarily due to volume declines in our commercial and finance vertical markets which were partially offset by price increases and higher volume in our government, healthcare, and education vertical markets.
Key explanatory comments for our sales by vertical market for the second quarter and year-to-date period of fiscal year 2020 compared to the second quarter and year-to-date period of fiscal year 2019 follow:

•
While our healthcare vertical market sales were flat in the second quarter, our year-to-date sales increase was driven by our strategic focus in this marketplace which included aligning resources, building relationships, and introducing new healthcare products. The healthcare market continues to show stability and growth.

•
When compared to the strong prior year sales levels, the hospitality vertical market experienced decreased sales of both custom and non-custom products as hospitality projects were temporarily delayed in response to tariff announcements.

•	Government vertical market sales increased on higher state and local government sales as these entities continue to have discretionary spend dollars available for furniture purchases.

•	Our increased sales to the education vertical market were driven by multiple larger university projects.

•	Our sales to the finance vertical market decreased compared to strong prior year sales levels.

•
Our sales decline in the commercial vertical market resulted from an intense continuous improvement approach to improve margins within the systems category that caused a temporary distraction to our revenue growth in this vertical market.

•	Each of our vertical market sales levels can fluctuate depending on the mix of projects in a given period.
Open orders at December 31, 2019 increased 20%, when compared to the open order level as of December 31, 2018 with increases in each of our vertical markets. Open orders at a point in time may not be indicative of future sales trends.
Gross profit as a percent of net sales increased 170 basis points and 140 basis points in the second quarter and year-to-date periods of fiscal year 2020 compared to the second quarter and year-to-date periods of fiscal year 2019. Both the second quarter and year-to-date periods were impacted by increased product pricing and the savings realized from our transformation plan which were partially offset by the loss of leverage on lower sales volumes and higher employee healthcare expenses.
Selling and administrative expenses in the second quarter of fiscal year 2020 compared to the second quarter of fiscal year 2019 decreased 3% in absolute dollars, and as a percent of net sales increased 30 basis points. The decrease in selling and administrative expenses was driven by the savings benefit related to the transformation plan and lower sales commissions which were partially offset by Supplemental Employee Retirement Plan expense and higher employee healthcare expenses. For the six months ended December 31, 2019 compared to the same period of the prior year, selling and administrative expenses decreased 3% in absolute dollars and as a percent of net sales decreased 70 basis points. The reduction in selling and administrative expenses was driven by the savings benefit related to the transformation plan and lower CEO transition costs which were partially offset by Supplemental Employee Retirement Plan expense, higher employee healthcare expenses, and a prior year gain on the sale of assets which did not repeat in the current year.
The increased SERP expense in the second quarter and year-to-date period ended December 31, 2019 resulted from the normal revaluation to fair value of our SERP liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on net income.
Also included in our second quarter and year-to-date fiscal year 2020 selling and administrative expenses are growth investments which are expected to increase throughout fiscal year 2020 and partially offset the savings we expect to achieve from the transformation plan in future quarters.
In June 2019, we announced a transformation restructuring plan that is expected to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe the transformation restructuring plan will establish a more cost-efficient structure to better align our operations with our long-term strategic goals. We recognized pre-tax restructuring expense of $1.4 million and $5.7 million in the second quarter and year-to-date period of fiscal year 2020, respectively, related to our transformation restructuring plan. See Note 3 - Restructuring in the Notes to Condensed Consolidated Financial Statements for additional information.

Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2019	2018	2019	2018
Interest Income	$489	$428	$1,096	$847
Interest Expense	(21)	(56)	(44)	(106)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	716	(1,097)	774	(726)
Other	1	(129)	(56)	(173)
Other Income (Expense), net	$1,185	$(854)	$1,770	$(158)
Our effective tax rate was 28.4% and 27.9%, respectively, for the three and six months ended December 31, 2019 and was higher than the combined federal and state statutory tax rate due to nondeductible expenses and a prior year state tax provision adjustment that impacted our first quarter of fiscal year 2020. Our effective tax rate was 25.6% and 25.0%, respectively, for the three and six months ended December 31, 2018 which approximated our statutory rate.
Comparing the balance sheet as of December 31, 2019 to June 30, 2019, customer deposits balance increased as we received deposits for several large projects and our accounts payable balance declined as we processed payments on the last day of December. Our accrued expenses line decreased as our company retirement contribution and accrued cash incentive compensation related to our fiscal year 2019 performance were paid out. The right-of-use lease assets and current and long-term lease liabilities lines are the result of implementing ASC 842 as of the beginning of our fiscal year 2020. See Note 6 - Leases in the Notes to Condensed Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
Our total cash, cash equivalents, and short-term investments, was $97.1 million at December 31, 2019 and $106.3 million at June 30, 2019. Cash flows from operations of $13.4 million were more than offset by capital expenditures, including capitalized software, of $13.5 million and the return of capital to shareholders in the form of dividends totaling $6.3 million and stock repurchases of $1.3 million during the first six months of fiscal year 2020.
Working capital at December 31, 2019 and June 30, 2019 was $107.1 million and $96.5 million, respectively. The current ratio was 1.9 and 1.7 at December 31, 2019 and June 30, 2019, respectively.
Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, totaled $170.6 million at December 31, 2019. At December 31, 2019, we had $1.5 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. We had no credit facility borrowings outstanding as of December 31, 2019 or June 30, 2019.
Cash Flows
The following table reflects the major categories of cash flows for the first six months of fiscal years 2020 and 2019.

	Six Months Ended
	December 31
(Amounts in Thousands)	2019	2018
Net cash provided by operating activities	$13,402	$23,908
Net cash used for investing activities	$(6,747)	$(21,849)
Net cash used for financing activities	$(8,419)	$(15,750)
Cash Flows from Operating Activities
For the first six months of fiscal year 2020 net cash provided by operating activities was $13.4 million fueled by $22.4 million of net income while the first six months of fiscal year 2019 net cash provided by operating activities was $23.9 million inclusive of $20.3 million of net income. Changes in working capital balances used $24.4 million of cash in the first six months of fiscal year 2020 and used $4.1 million of cash in the first six months of fiscal year 2019.
The $24.4 million usage of cash from changes in working capital balances in the first six months of fiscal year 2020 was primarily due to a reduction in our accrued expenses balance as the retirement profit sharing contribution and cash incentive compensation which were both related to our fiscal year 2019 performance were paid out during the first half of fiscal year 2020. In addition, increased customer deposits we received for several large projects were offset by a decline in accounts payable as we processed payments on the last day of December.
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
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the six-month periods ended December 31, 2019 and December 31, 2018 were 29 and 28 days, respectively. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the six-month periods ended December 31, 2019 and December 31, 2018 were 45 and 42 days, respectively. The inventory increase was primarily driven by an intentional increase of outsourced high demand products. We define PDSOH as the average of the monthly net inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During the first six months of fiscal year 2020, we invested $14.0 million in available-for-sale securities, and $21.5 million matured. During the first six months of fiscal year 2019, we invested $26.2 million in available-for-sale securities, and $18.6 million matured. Our short-term investments included municipal bonds, certificates of deposit purchased in the secondary market, and U.S. Treasury and federal agency securities. During the first six months of fiscal years 2020 and 2019, we reinvested $13.5 million and $10.7 million, respectively, into capital investments for the future. The capital investments in both the current and prior year were primarily for facility improvements such as renovations to our corporate headquarters, and various manufacturing equipment upgrades to increase automation in production facilities which is expected to yield future benefits. During the first six months of fiscal year 2019 we had a cash outflow of $4.9 million for the David Edward acquisition and we received proceeds from the sale of assets net of selling expenses of $1.3 million of which the majority relates to the sale of Internet protocol addresses.
Cash Flows from Financing Activities
We paid dividends of $6.3 million and $5.6 million in the six-month periods ended December 31, 2019 and December 31, 2018, respectively. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. During the first six months of fiscal years 2020 and 2019, we repurchased shares pursuant to a previously announced stock repurchase program which drove cash outflow of $1.3 million and $9.1 million, respectively.
Credit Facility
We maintain a $75 million credit facility with a maturity date of October 2024 that allows for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $150 million, subject to participating banks’ consent. The revolving loans under the Credit Agreement may consist of, at our election, advances in U.S. dollars or advances in any other currency that is agreed to by the lenders. The proceeds of the revolving loans are to be used for general corporate purposes including acquisitions. A portion of the credit facility, not to exceed $10 million of the principal amount, will be available for the issuance of letters of credit. At December 31, 2019, we had $1.5 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. At both December 31, 2019 and June 30, 2019, we had no borrowings outstanding.
The credit facility requires us to comply with certain debt covenants, the most significant of which are the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash equivalents on hand in excess of $15,000,000 provided that the maximum subtraction shall not exceed $35,000,000 to (b) adjusted consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, and may not be greater than 3.0 to 1.0. The fixed charge coverage ratio is defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, minus if the Adjusted Leverage Ratio is greater than 1.00 to 1.00 for the then most recently ended four fiscal quarter period, repurchase of Equity Interests to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with U.S. GAAP, determined as of the end of each of our fiscal quarters for the trailing four fiscal quarters then ending, and may not be less than 1.10 to 1.00. We were in compliance with all debt covenants of the credit facility during the six-month period ended December 31, 2019.

The table below compares the adjusted leverage ratio and the fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	December 31, 2019	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.38)	3.00	3.38
Fixed Charge Coverage Ratio	463.68	1.10	462.58
Future Liquidity
We believe our principal sources of liquidity from available funds on hand and short-term investments, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to fund future dividends and meet our working capital and other operating needs for at least the next 12 months. During the second quarter of fiscal year 2020, our Board of Directors declared a quarterly dividend of $0.09 per share, to be paid during our third quarter of fiscal year 2020. We will continue to evaluate market conditions in determining future share repurchases. At December 31, 2019, 2.6 million shares remained available under the repurchase program. During the remainder of fiscal year 2020 we expect to continue investments in capital expenditures, particularly for projects such as showroom renovations, machinery and equipment upgrades and automation, and potential acquisitions, that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
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

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators
(Amounts in Thousands, Except for Per Share Data)

Organic Net Sales Compared to the Prior Year	Six Months Ended
December 31,
2019
Net Sales, as reported	$393,616
Less: David Edward acquisition net sales (1)	3,980
Organic Net Sales	$389,636

(1) Represents David Edward net sales for our fiscal year 2020 first quarter as the acquisition date was October 26, 2018 thus, we did not own David Edward during our first quarter of fiscal year 2019.

Adjusted Operating Income	Three Months Ended		Six Months Ended
	December 31		December 31
	2019	2018	2019	2018
Operating Income, as reported	$14,226	$13,498	$29,332	$27,192
Add: Pre-tax Restructuring Expense	1,396	—	5,746	—
Add: Pre-tax Expense Adjustment to SERP Liability	716	(1,097)	774	(726)
Add: Pre-tax CEO Transition Costs	175	502	350	1,557
Adjusted Operating Income	$16,513	$12,903	$36,202	$28,023
Net Sales	$192,164	$201,008	$393,616	$395,131
Adjusted Operating Income %	8.6%	6.4%	9.2%	7.1%

Adjusted Net Income	Three Months Ended		Six Months Ended
	December 31		December 31
	2019	2018	2019	2018
Net Income, as reported	$11,039	$9,405	$22,423	$20,281
Pre-tax CEO Transition Costs	175	502	350	1,557
Tax on CEO Transition Costs	(45)	(130)	(90)	(401)
Add: After-tax CEO Transition Costs	130	372	260	1,156
Pre-tax Restructuring Expense	1,396	—	5,746	—
Tax on Restructuring Expense	(359)	—	(1,479)	—
Add: After-tax Restructuring Expense	1,037	—	4,267	—
Adjusted Net Income	$12,206	$9,777	$26,950	$21,437

Adjusted Diluted Earnings Per Share	Three Months Ended		Six Months Ended
	December 31		December 31
	2019	2018	2019	2018
Diluted Earnings Per Share, as reported	$0.30	$0.25	$0.60	$0.54
Add: After-tax CEO Transition Costs	—	0.01	0.01	0.03
Add: After-tax Restructuring Expense	0.03	—	0.11	—
Adjusted Diluted Earnings Per Share	$0.33	$0.26	$0.72	$0.57

Earnings Before Interest, Taxes, Depreciation, and Amortization excluding Restructuring Expense and CEO Transition Costs (“Adjusted EBITDA”)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net Income	$11,039	$9,405	$22,423	$20,281
Provision for Income Taxes	4,372	3,239	8,679	6,753
Income Before Taxes on Income	15,411	12,644	31,102	27,034
Interest Expense	21	56	44	106
Interest Income	(489)	(428)	(1,096)	(847)
Depreciation	3,866	3,729	7,476	7,361
Amortization	547	484	1,068	959
Pre-tax CEO Transition Costs	175	502	350	1,557
Pre-tax Restructuring Expense	1,396	—	5,746	—
Adjusted EBITDA	$20,927	$16,987	$44,690	$36,170
Net Sales	$192,164	$201,008	$393,616	$395,131
Net Income as a Percentage of Net Sales	5.7%	4.7%	5.7%	5.1%
Adjusted EBITDA as a Percentage of Net Sales	10.9%	8.5%	11.4%	9.2%
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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are limited to standby letters of credit and performance bonds. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 11 - Commitments and Contingent Liabilities in the Notes to Condensed Consolidated Financial Statements for more information on the standby letters of credit. We do not have material exposures to trading activities of non-exchange traded contracts.
The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. During the first six months of fiscal year 2020, there were no material changes in the accounting policies and assumptions previously disclosed.
New Accounting Standards
See Note 2 - Recent Accounting Pronouncements and Supplemental Information in the Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. These forward-looking statements are subject to risks and uncertainties including, but not limited to, the impact of changes in tariffs, successful execution of our transformation restructuring plan, adverse changes in global economic conditions, global health concerns, the impact of changes in the regulatory environment, the loss of key suppliers, the loss of or significant volume reductions from key contract customers, the financial stability of key customers and suppliers, the availability or cost of raw materials, components, or services, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball International are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk with respect to commodity price fluctuations for components used in the manufacture of our products, primarily related to wood and wood-related components, steel, aluminum, and plastics. These components are impacted by global pricing pressures and general economic conditions. The U.S. originally imposed tariffs of 25% on steel and 10% on aluminum imported from several countries effective June 2018. The government expanded its list of products subject to tariffs to include furniture products, parts, and components at a 10% rate effective September 2018, increasing to a 25% rate effective June 2019. We are actively striving to offset increases in the cost of these materials through supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization, and price increases on our products. We are also exposed to fluctuation in transportation costs which vary based upon freight carrier capacity and fuel prices. Transportation costs are managed by optimizing logistics and supply chain planning and increasing prices on our products.
There have been no material changes to other market risks, including interest rate and foreign exchange rate risks, from the information disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On February 7, 2019 an additional two million shares of common stock were authorized by the Board of Directors for repurchase. At December 31, 2019, approximately 2.6 million shares remained available under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1-October 31, 2019)	—	$—	—	2,654,314
Month #2 (November 1-November 30, 2019)	—	$—	—	2,654,314
Month #3 (December 1-December 31, 2019)	65,101	$20.58	65,101	2,589,213
Total	65,101	$20.58	65,101

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q filed November 2, 2017)

3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K filed October 30, 2018)

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ KRISTINE L. JUSTER
Kristine L. Juster Chief Executive Officer
February 5, 2020

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder Executive Vice President, Chief Financial Officer
February 5, 2020