Form 10-Q
period 2020-03-31
KIMBALL INTERNATIONAL INC
filed 2020-05-11
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock as of April 30, 2020 was:
Class A Common Stock - 193,162 shares
Class B Common Stock - 36,641,799 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	March 31, 2020	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$76,636	$73,196
Short-term investments	13,658	33,071
Receivables, net of allowances of $2,531 and $1,321, respectively	68,934	63,120
Inventories	50,710	46,812
Prepaid expenses and other current assets	13,855	13,105
Assets held for sale	215	281
Total current assets	224,008	229,585
Property and Equipment, net of accumulated depreciation of $192,134 and $185,865, respectively	93,344	90,671
Right-of-use operating Lease Assets	18,219	—
Goodwill	11,160	11,160
Other Intangible Assets, net of accumulated amortization of $39,998 and $38,320, respectively	13,339	12,108
Deferred Tax Assets	9,188	8,722
Other Assets	12,184	12,420
Total Assets	$381,442	$364,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$27	$25
Accounts payable	38,675	47,916
Customer deposits	27,377	24,611
Current portion of operating lease liability	4,820	—
Dividends payable	3,493	3,038
Accrued expenses	36,912	57,494
Total current liabilities	111,304	133,084
Other Liabilities:
Long-term debt, less current maturities	109	136
Long-term operating lease liability	17,203	—
Other	14,576	14,956
Total other liabilities	31,888	15,092
Shareholders’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 193,000 and 251,000, respectively	10	12
Class B - Shares authorized: 100,000,000 Shares issued: 42,830,000 and 42,773,000, respectively	2,141	2,139
Additional paid-in capital	4,311	3,570
Retained earnings	299,194	277,391
Accumulated other comprehensive income	2,150	1,937
Less: Treasury stock, at cost, 6,205,000 shares and 6,212,000 shares, respectively	(69,556)	(68,559)
Total Shareholders’ Equity	238,250	216,490
Total Liabilities and Shareholders’ Equity	$381,442	$364,666
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2020	2019	2020	2019
Net Sales	$178,174	$177,369	$571,790	$572,500
Cost of Sales	117,680	120,808	375,585	385,077
Gross Profit	60,494	56,561	196,205	187,423
Selling and Administrative Expenses	45,606	47,508	146,239	151,178
Restructuring Expense	818	—	6,564	—
Operating Income	14,070	9,053	43,402	36,245
Other Income (Expense):
Interest income	386	492	1,482	1,339
Interest expense	(21)	(40)	(65)	(146)
Non-operating income (expense), net	(2,078)	970	(1,360)	71
Other income (expense), net	(1,713)	1,422	57	1,264
Income Before Taxes on Income	12,357	10,475	43,459	37,509
Provision for Income Taxes	2,906	2,521	11,585	9,274
Net Income	$9,451	$7,954	$31,874	$28,235

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.26	$0.22	$0.86	$0.77
Diluted Earnings Per Share	$0.25	$0.22	$0.86	$0.76

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	36,813	36,712	36,890	36,871
Average Number of Shares Outstanding - Diluted	37,089	36,909	37,234	37,260
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	(Unaudited)			(Unaudited)
	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$9,451			$7,954
Other comprehensive income (loss):
Available-for-sale securities	$3	$(1)	$2	$27	$(7)	$20
Postemployment severance actuarial change	120	(31)	89	100	(26)	74
Reclassification to (earnings) loss:
Amortization of actuarial change	(82)	21	(61)	(100)	26	(74)
Other comprehensive income (loss)	$41	$(11)	$30	$27	$(7)	$20
Total comprehensive income			$9,481			$7,974

	(Unaudited)			(Unaudited)
	Nine Months Ended			Nine Months Ended
	March 31, 2020			March 31, 2019
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$31,874			$28,235
Other comprehensive income (loss):
Available-for-sale securities	$(17)	$4	$(13)	$42	$(11)	$31
Postemployment severance actuarial change	565	(146)	419	338	(87)	251
Derivative gain (loss)	—	—	—	(11)	2	(9)
Reclassification to (earnings) loss:
Amortization of actuarial change	(260)	67	(193)	(302)	78	(224)
Derivatives	—	—	—	21	(5)	16
Other comprehensive income (loss)	$288	$(75)	$213	$88	$(23)	$65
Total comprehensive income			$32,087			$28,300
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Nine Months Ended
	March 31
	2020	2019
Cash Flows From Operating Activities:
Net income	$31,874	$28,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,337	11,077
Amortization	1,707	1,455
Loss (Gain) on sales of assets	75	(1,140)
Restructuring and asset impairment charges	2,954	—
Deferred income tax and other deferred charges	(500)	(4,571)
Stock-based compensation	3,850	4,749
Other, net	3,043	(1,319)
Change in operating assets and liabilities:
Receivables	(5,815)	6,848
Inventories	(3,898)	(2,863)
Prepaid expenses and other current assets	(960)	5,769
Accounts payable	(7,929)	(7,534)
Customer deposits	2,766	6,371
Accrued expenses	(21,136)	(4,397)
Net cash provided by operating activities	17,368	42,680
Cash Flows From Investing Activities:
Capital expenditures	(16,132)	(15,577)
Proceeds from sales of assets	138	1,277
Cash paid for acquisition	—	(4,850)
Purchases of capitalized software	(3,011)	(805)
Purchases of available-for-sale securities	(24,977)	(39,778)
Maturities of available-for-sale securities	44,488	32,550
Other, net	(818)	(3)
Net cash used for investing activities	(312)	(27,186)
Cash Flows From Financing Activities:
Change in long-term debt	(25)	(23)
Dividends paid to shareholders	(9,607)	(8,498)
Repurchases of Common Stock	(3,004)	(9,132)
Repurchase of employee shares for tax withholding	(976)	(1,035)
Net cash used for financing activities	(13,612)	(18,688)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash (1)	3,444	(3,194)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	73,837	53,321
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$77,281	$50,127
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$10,406	$6,758
Interest expense	$15	$82

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

(Amounts in Thousands)	March 31, 2020	June 30, 2019	March 31, 2019	June 30, 2018
Cash and Cash Equivalents	$76,636	$73,196	$49,489	$52,663
Restricted cash included in Other Assets	645	641	638	658
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$77,281	$73,837	$50,127	$53,321
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Three months ended March 31, 2020 (Unaudited)	Class A	Class B
Amounts at December 31, 2019	$10	$2,141	$3,423	$293,089	$2,120	$(68,194)	$232,589
Net income				9,451			9,451
Other comprehensive income (loss)					30		30
Issuance of non-restricted stock (6,000 shares)			(79)			79	—
Conversion of Class A to Class B common stock (1,000 shares)	—	—	(21)			21	—
Compensation expense related to stock compensation plans			1,315				1,315
Restricted share units issuance (15,000 shares)			(327)			202	(125)
Repurchase of Common Stock (81,000 shares)						(1,664)	(1,664)
Dividends declared ($0.09 per share)				(3,346)			(3,346)
Amounts at March 31, 2020	$10	$2,141	$4,311	$299,194	$2,150	$(69,556)	$238,250

Three months ended March 31, 2019 (Unaudited)
Amounts at December 31, 2018	$13	$2,138	$2,607	$264,267	$1,861	$(70,015)	$200,871
Net income				7,954			7,954
Other comprehensive income (loss)					20		20
Issuance of non-restricted stock (11,000 shares)			(138)			138	—
Compensation expense related to stock compensation plans			1,121				1,121
Repurchase of Common Stock (100 shares)						(2)	(2)
Dividends declared ($0.08 per share)				(2,967)			(2,967)
Amounts at March 31, 2019	$13	$2,138	$3,590	$269,254	$1,881	$(69,879)	$206,997

Nine months ended March 31, 2020 (Unaudited)
Amounts at June 30, 2019	$12	$2,139	$3,570	$277,391	$1,937	$(68,559)	$216,490
Net income				31,874			31,874
Other comprehensive income (loss)					213		213
Issuance of non-restricted stock (21,000 shares)			(281)			281	—
Conversion of Class A to Class B common stock (58,000 shares)	(2)	2	(21)			21	—
Compensation expense related to stock incentive plans			4,395				4,395
Performance share issuance (67,000 shares)			(1,391)			879	(512)
Restricted share units issuance (15,000 shares)			(327)			202	(125)
Relative total shareholder return performance units issuance (48,000 shares)			(954)			624	(330)
Reclassification of equity-classified awards			(680)				(680)
Repurchase of Common Stock (146,000 shares)						(3,004)	(3,004)
Dividends declared ($0.27 per share)				(10,071)			(10,071)
Amounts at March 31, 2020	$10	$2,141	$4,311	$299,194	$2,150	$(69,556)	$238,250

Nine months ended March 31, 2019 (Unaudited)
Amounts at June 30, 2018	$13	$2,138	$1,881	$249,945	$1,816	$(62,769)	$193,024
Net income				28,235			28,235
Other comprehensive income (loss)					65		65
Issuance of non-restricted stock (32,000 shares)			(426)			414	(12)
Conversion of Class A to Class B common stock (7,000 shares)	—	—					—
Compensation expense related to stock incentive plans			4,749				4,749
Performance share issuance (81,000 shares)			(1,709)			1,057	(652)
Restricted share units issuance (15,000 shares)			(382)			201	(181)
Relative total shareholder return performance units issuance (27,000 shares)			(523)			350	(173)
Repurchase of Common Stock (567,000 shares)						(9,132)	(9,132)
Dividends declared ($0.24 per share)				(8,926)			(8,926)
Amounts at March 31, 2019	$13	$2,138	$3,590	$269,254	$1,881	$(69,879)	$206,997
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Kimball International, Inc. (the “Company,” “Kimball International,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to Form 10-Q. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K. Additionally, based on the duration and severity of the current global situation involving the COVID-19 pandemic, including but not limited to the length of the various government orders requiring temporary suspension of non-essential business operations, duration of limits on travel, and the speed of the recovery of economic conditions globally, the extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments, which are highly uncertain and cannot be predicted.
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
Recently Issued Accounting Pronouncements Not Yet Adopted:
In August 2018, the FASB issued guidance on a customer’s accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The guidance is effective for our first quarter of fiscal year 2021 with early adoption permitted. Entities can choose to adopt the guidance prospectively to eligible costs incurred on or after the date this guidance is first applied or retrospectively. We do not expect the adoption to have a material effect on our condensed consolidated financial statements.
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
Goodwill and Other Intangible Assets:
Our most recently completed goodwill impairment analyses, which was completed during our second quarter of fiscal year 2020, indicated significant excess fair values over carrying values across the different reporting units. We do not currently consider the COVID-19 pandemic to be a triggering event to accelerate our annual goodwill impairment analysis. During the quarter and year-to-date period ended March 31, 2020, no goodwill or intangible asset impairment was recognized.
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Goodwill is assigned to and the fair value is tested at the reporting unit level. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test which compares the carrying value of the reporting unit to the reporting unit’s fair value to identify impairment. Under the quantitative assessment, if the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. As of March 31, 2020 and June 30, 2019 our goodwill totaled $11.2 million.
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

	March 31, 2020			June 30, 2019
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$42,617	$37,426	$5,191	$39,708	$36,662	$3,046
Customer Relationships	7,050	1,661	5,389	7,050	1,030	6,020
Trade Names	3,570	863	2,707	3,570	595	2,975
Non-Compete Agreements	100	48	52	100	33	67
Other Intangible Assets	$53,337	$39,998	$13,339	$50,428	$38,320	$12,108
Amortization expense related to intangible assets was, in thousands, $639 and $1,707 during the quarter and year-to-date period ended March 31, 2020, and $496 and $1,455 during the quarter and year-to-date period ended March 31, 2019. Amortization expense in future periods is expected to be, in thousands, $680 for the remainder of fiscal year 2020, and $2,506, $2,039, $1,637, and $1,404 in the four years ending June 30, 2024, and $5,073 thereafter. The estimated useful life of capitalized software ranges from 2 to 10 years. The amortization period for customer relationship intangible assets is 20 years. The estimated useful life of trade names is 10 years. The estimated useful life of non-compete agreements is 5 years.
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
Notes Receivable and Trade Accounts Receivable:
Notes receivable and trade accounts receivable are recorded per the terms of the agreement or sale, and accrued interest is recognized when earned. We determine on a case-by-case basis the cessation of accruing interest, the resumption of accruing interest, the method of recording payments received on non accrual receivables, and the delinquency status for our limited number of notes receivable.
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
Components of the Non-operating income (expense), net line, were:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2020	2019	2020	2019
Gain (Loss) on SERP Investments	$(1,784)	$1,032	$(1,010)	$306
Other	(294)	(62)	(350)	(235)
Non-operating income (expense), net	$(2,078)	$970	$(1,360)	$71

Note 3. Restructuring
Transformation Restructuring Plan:
In June 2019, we announced a transformation restructuring plan that is expected to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe the transformation restructuring plan will establish a more cost-efficient structure to better align our operations with our long-term strategic goals. The transformation restructuring plan includes the following:
•Our overall manufacturing facility footprint is being reviewed to reduce excess capacity and gain efficiencies by centralizing manufacturing operations. We have ceased operations at a leased seating manufacturing facility in Martinsville, Virginia and will be consolidating the David Edward production facility in Red Lion, Pennsylvania into our Baltimore, Maryland facility near the end of our fiscal year 2020 and are evaluating our production capabilities and capacity across our organization to identify additional opportunities.
•The creation of center-led functions for finance, human resources, information technology and legal functions resulted in the standardization of processes and the elimination of duplication. In addition, we centralized our supply chain efforts to maximize supplier value and plan to drive more efficient practices and operations within our logistics function.

•Kimball brand selling resources were reallocated to higher-growth markets. We also ceased use of four leased furniture showrooms across our brands during the first quarter of fiscal year 2020 and recognized impairment of the leases and associated leasehold improvements.
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
A summary of the charges recorded in connection with the Transformation Restructuring Plan is as follows:

	Three Months Ended	Nine Months Ended	Charges incurred to date
(Amounts in Thousands)	March 31, 2020	March 31, 2020
Cash-related restructuring charges:
Severance and other employee related costs	$203	$2,194	$2,857
Facility exit costs and other cash charges	424	1,416	1,619
Total cash-related restructuring charges	$627	$3,610	$4,476
Non-cash charges:
Transition stock compensation	9	663	734
Impairment of assets	132	2,190	2,190
Other non-cash charges	50	101	101
Total non-cash charges	$191	$2,954	$3,025
Total charges	$818	$6,564	$7,501
A summary of the current period activity in accrued restructuring related to the Transformation Restructuring Plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs	Facility exit and other costs	Total
Balance at June 30, 2019	$619	$203	$822
Additions charged to expense	2,535	379	2,914
Cash payments charged against reserve	(2,683)	(582)	(3,265)
Non-cash adjustments	(160)	—	(160)
Balance at March 31, 2020	$311	$—	$311
To date, we have recognized $7.5 million of restructuring costs related to the Transformation Restructuring Plan. We expect this restructuring plan to be complete by June 30, 2020, but this timing may be impacted by the COVID-19 pandemic. It is currently estimated that this plan will incur an additional $1.5 million to $2.5 million of future restructuring charges.
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

We will be consolidating the David Edward production facility in Red Lion, Pennsylvania into our Baltimore, Maryland facility near the end of our fiscal year 2020 as part of our Transformation Restructuring Plan.
Note 5. Revenue
Disaggregation of Revenue
The following table provides information about revenue by market:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Amounts in Millions)	2020	2019	2020	2019
Institutional	$63.5	$61.3	$215.7	$202.8
Commercial	71.0	67.8	216.0	224.3
Hospitality	43.7	48.3	140.1	145.4
Total Net Sales	$178.2	$177.4	$571.8	$572.5
Our Institutional market includes sales to the healthcare, education and government verticals. Our Commercial market includes sales to the commercial and financial verticals.
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
We also receive deposits from certain customers before revenue is recognized, resulting in the recognition of a contract liability reported as Customer Deposits in the Condensed Consolidated Balance Sheets. Customer deposits are typically utilized within a year of the receipt of the deposit. The amount of revenue recognized during the nine months ended March 31, 2020 that was included in the June 30, 2019 customer deposit balance was $24.5 million.
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
The components of our lease expenses are as follows:

	Three Months Ended	Nine Months Ended
(Amounts in Millions)	March 31, 2020	March 31, 2020
Operating lease expense	$0.9	$2.5
Variable lease expense	0.6	1.8
Total lease expense	$1.5	$4.3
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
Supplemental cash flow and other information related to leases are as follows:

Nine Months Ended
(Amounts in Millions)	March 31, 2020
Cash flow information:
Operating lease payments impacting lease liability	$3.6
Leased assets obtained in exchange for operating lease liabilities	$2.1

As of
(Amounts in Millions)	March 31, 2020
Other information:
Weighted-average remaining term (in years)	6.1
Weighted-average discount rate	4.7%

The following table summarizes the future minimum lease payments as of March 31, 2020:

Fiscal Year Ended
(Amounts in Millions)	June 30 (1)
2020	$1.1
2021	4.9
2022	4.7
2023	4.1
2024	3.4
Thereafter	7.0
Total lease payments	$25.2
Less interest	3.2
Present value of lease liabilities	$22.0
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
Practical Expedients Elected
We elected the following practical expedients as a result of adopting ASC 842:
•We elected not to separate non-lease components of a contract from the lease components to which they relate for all classes of lease assets.
•We elected the package of practical expedients available for transition which allowed us not to reassess (1) whether any expired or existing contracts contain leases, (2) the classification of the leases as operating or finance and (3) the amount of initial direct costs associated with the leases.
•We elected that our date of initial application be the beginning of our period of adoption which was July 1, 2019.
•We elected not to recognize a right-of-use asset or lease liability for short-term leases that have a lease term of twelve months or less.
•We elected not to assess whether land easements that were not previously accounted for as leases are or contain a lease.
•We did not elect to use hindsight in determining the lease term and in assessing the likelihood that a lessee purchase option will be exercised.

Note 7. Earnings Per Share
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands, Except for Per Share Data)	2020	2019	2020	2019
Net Income	$9,451	$7,954	$31,874	$28,235

Average Shares Outstanding for Basic EPS Calculation	36,813	36,712	36,890	36,871
Dilutive Effect of Average Outstanding Compensation Awards	276	197	344	389
Average Shares Outstanding for Diluted EPS Calculation	37,089	36,909	37,234	37,260

Basic Earnings Per Share	$0.26	$0.22	$0.86	$0.77
Diluted Earnings Per Share	$0.25	$0.22	$0.86	$0.76

Note 8. Income Taxes
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rate was 23.5% for the three months ended March 31, 2020, which was less than the combined federal and state statutory tax rate primarily due to the R&D tax credit. Our effective tax rate was 26.7% for the nine months ended March 31, 2020, which approximated the combined federal and state statutory rate. Our effective tax rate was 24.1% and 24.7%, respectively, for the three and nine months ended March 31, 2019, which was less than the combined federal and state statutory rate in part due to the R&D tax credit.
Note 9. Inventories
Inventory components were as follows:

(Amounts in Thousands)	March 31, 2020	June 30, 2019
Finished products	$28,160	$26,304
Work-in-process	1,875	2,455
Raw materials	37,007	34,335
Total FIFO inventory	67,042	63,094
LIFO reserve, net	(16,332)	(16,282)
Total inventory	$50,710	$46,812
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three and nine month periods ended March 31, 2020 and 2019 was immaterial.

Note 10. Accumulated Other Comprehensive Income
During the three months ended March 31, 2020 and 2019, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Derivative Gain (Loss)	Accumulated Other Comprehensive Income
Balance at December 31, 2019	$8	$2,112	$—	$2,120
Other comprehensive income (loss) before reclassifications	2	89	—	91
Reclassification to (earnings) loss	—	(61)	—	(61)
Net current-period other comprehensive income (loss)	2	28	—	30
Balance at March 31, 2020	$10	$2,140	$—	$2,150

Balance at December 31, 2018	$(20)	$1,881	$—	$1,861
Other comprehensive income (loss) before reclassifications	20	74	—	94
Reclassification to (earnings) loss	—	(74)	—	(74)
Net current-period other comprehensive income (loss)	20	—	—	20
Balance at March 31, 2019	$—	$1,881	$—	$1,881
During the nine months ended March 31, 2020 and 2019, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Derivative Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2019	$23	$1,914	$—	$1,937
Other comprehensive income (loss) before reclassifications	(13)	419	—	406
Reclassification to (earnings) loss	—	(193)	—	(193)
Net current-period other comprehensive income (loss)	(13)	226	—	213
Balance at March 31, 2020	$10	$2,140	$—	$2,150

Balance at June 30, 2018	$(31)	$1,854	$(7)	$1,816
Other comprehensive income (loss) before reclassifications	31	251	(9)	273
Reclassification to (earnings) loss	—	(224)	16	(208)
Net current-period other comprehensive income (loss)	31	27	7	65
Balance at March 31, 2019	$—	$1,881	$—	$1,881

The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	March 31,		March 31,
(Amounts in Thousands)	2020	2019	2020	2019
Postemployment Benefits Amortization of Actuarial Gain (1)	$82	$100	$260	$302	Non-operating income (expense), net
	(21)	(26)	(67)	(78)	Benefit (Provision) for Income Taxes
	$61	$74	$193	$224	Net Income

Derivative Gain (Loss)	$—	$—	$—	$(21)	Non-operating income (expense), net
	—	—	—	5	Benefit (Provision) for Income Taxes
	$—	$—	$—	$(16)	Net Income

Total Reclassifications for the Period	$61	$74	$193	$208	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 15 - Postemployment Benefits in the Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.
Note 11. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. As of March 31, 2020, we had a maximum financial exposure from unused standby letters of credit totaling $1.6 million.
We are periodically required to provide performance bonds in order to conduct business with certain customers. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. We are ultimately liable for claims that may occur against the performance bonds. We had a maximum financial exposure from performance bonds totaling $5.4 million as of March 31, 2020.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our condensed consolidated financial statements. Accordingly, no liability has been recorded as of March 31, 2020 with respect to the standby letters of credit. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
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

Changes in the product warranty accrual for the nine months ended March 31, 2020 and 2019 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2020	2019
Product Warranty Liability at the beginning of the period	$2,238	$2,294
Additions to warranty accrual (including changes in estimates)	3,318	420
Settlements made (in cash or in kind)	(2,356)	(797)
Product Warranty Liability at the end of the period	$3,200	$1,917

Note 12. Fair Value
We categorize assets and liabilities measured at fair value into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
•Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the nine months ended March 31, 2020. There were also no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
We hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in equity securities without readily determinable fair value and $1.5 million in stock warrants. The investment in equity securities without readily determinable fair value is classified as a Level 3 financial asset, as explained in the Financial Instruments Not Carried At Fair Value section below. The investment in stock warrants is also classified as a Level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 13 - Investments in the Notes to Condensed Consolidated Financial Statements for further information regarding the investment in equity securities without readily determinable fair value, and Note 14 - Derivative Instruments in the Notes to Condensed Consolidated Financial Statements for further information regarding the investment in stock warrants. No purchases or sales of Level 3 assets occurred during the nine months ended March 31, 2020.

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

Recurring Fair Value Measurements:
As of March 31, 2020 and June 30, 2019, the fair values of financial assets that are measured at fair value on a recurring basis using the market or income approach are categorized as follows:

	March 31, 2020
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$69,027	$—	$—	$69,027
Cash equivalents: Commercial paper	—	7,192	—	7,192
Available-for-sale securities: Secondary market certificates of deposit	—	6,220	—	6,220
Available-for-sale securities: U.S. Treasury and federal agencies	—	7,438	—	7,438
Trading Securities: Mutual funds in nonqualified SERP	10,591	—	—	10,591
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$79,618	$20,850	$1,500	$101,968

	June 30, 2019
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$40,016	$—	$—	$40,016
Cash equivalents: Commercial paper	—	29,408	—	29,408
Available-for-sale securities: Secondary market certificates of deposit	—	11,230	—	11,230
Available-for-sale securities: Municipal bonds	—	1,922	—	1,922
Available-for-sale securities: U.S. Treasury and federal agencies	—	19,919	—	19,919
Trading Securities: Mutual funds in nonqualified SERP	11,774	—	—	11,774
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$51,790	$62,479	$1,500	$115,769
Liabilities
Contingent earn-out liability	—	—	360	360
Total liabilities at fair value	$—	$—	$360	$360
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
Note 13. Investments
Investment Portfolio:
Our investment portfolio has consisted of municipal bonds, certificates of deposit purchased in the secondary market, and U.S. Treasury and federal agency securities. Municipal bonds include general obligation bonds and revenue bonds, some of which are pre-refunded. U.S. Treasury securities represent Treasury Bills and Notes of the U.S. government. Federal agency securities represent debt securities of a U.S. government sponsored agency, and certain of these securities are callable. Our investment policy dictates that municipal bonds, U.S. Treasury and federal agency securities must be investment grade quality. Our secondary market certificates of deposit are classified as investment securities, being purchased in the secondary market through a broker and available to be sold in the secondary market. All certificates of deposit are FDIC insured.

Our investment portfolio is available for use in current operations; therefore, investments are recorded within Current Assets in the Condensed Consolidated Balance Sheets. The contractual maturities of our investment portfolio were as follows (maturity dates for government agency securities are based on the first available call date, if applicable):

	March 31, 2020
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Within one year	$5,720	$—	$7,438
After one year through two years	500	—	—
Total Fair Value	$6,220	$—	$7,438
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

	March 31, 2020
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$6,220	$—	$7,423
Unrealized holding gains	—	—	15
Unrealized holding losses	—	—	—
Fair Value	$6,220	$—	$7,438

	June 30, 2019
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$11,230	$1,921	$19,888
Unrealized holding gains	—	1	31
Unrealized holding losses	—	—	—
Fair Value	$11,230	$1,922	$19,919
No investments were in a continuous unrealized loss position for greater than twelve months as of March 31, 2020. There were no realized gains or losses as a result of sales in the three and nine months ended March 31, 2020 and March 31, 2019.
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed SERP in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) section of the Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income or expense as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding losses for the nine months ended March 31, 2020 and 2019 were, in thousands, $1,569 and $104, respectively.

SERP asset and liability balances were as follows:

(Amounts in Thousands)	March 31, 2020	June 30, 2019
SERP investments - current asset	$2,878	$3,087
SERP investments - other long-term asset	7,713	8,687
Total SERP investments	$10,591	$11,774

SERP obligation - current liability	$2,878	$3,087
SERP obligation - other long-term liability	7,713	8,687
Total SERP obligation	$10,591	$11,774
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
Note 14. Derivative Instruments
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Condensed Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended March 31, 2020, the change in fair value of the stock warrants was not significant. See Note 12 - Fair Value in the Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities.

Note 15. Postemployment Benefits
Our domestic employees participate in severance plans which provide severance benefits to eligible employees meeting the plans’ qualifications, primarily for involuntary termination without cause.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2020	2019	2020	2019
Service cost	$120	$126	$365	$379
Interest cost	19	23	56	70
Amortization of actuarial income	(82)	(100)	(260)	(302)
Net periodic benefit cost	$57	$49	$161	$147
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions, such as restructuring actions, are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.
Note 16. Stock Compensation
Stock-based compensation expense during the quarter and year-to-date period ended March 31, 2020 was $1.3 million and $4.5 million, respectively, and during the quarter and year-to-date period ended March 31, 2019, was $1.1 million and $4.7 million, respectively. The total income tax benefit for stock compensation arrangements during the quarter and year-to-date period ended

March 31, 2020, was $0.4 million and $1.2 million, respectively, and during the quarter and year-to-date period ended March 31, 2019, was $0.3 million and $1.2 million, respectively.
During fiscal year 2020, the following stock compensation was awarded to officers and other key employees and to members of the Board of Directors who are not employees. All awards were granted under the 2017 Stock Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Type of Award	Quarter Awarded	Targeted Shares or Units	Grant Date Fair Value (5)
Annual Performance Shares (1)	1st Quarter	34,305	$16.85	-	$16.93
Annual Performance Shares (1)	3rd Quarter	1,085	$18.43	-	$20.28
Relative Total Shareholder Return Performance Units (2)	1st Quarter	28,080	$21.25
Relative Total Shareholder Return Performance Units (2)	3rd Quarter	7,190	$18.08	-	$19.76
Restricted Stock Units (3)	1st Quarter	188,588	$16.85	-	$17.24
Restricted Stock Units (3)	2nd Quarter	2,500	$20.46
Restricted Stock Units (3)	3rd Quarter	22,933	$18.78	-	$20.63
Unrestricted Shares (4)	1st Quarter	9,091	$17.19
Unrestricted Shares (4)	2nd Quarter	6,321	$19.18
Unrestricted Shares (4)	3rd Quarter	5,985	$20.66
(1) Annual performance shares were awarded to officers and other key employees. The number of annual performance shares to be issued will be dependent upon the Company’s return on invested capital during fiscal year 2020, with a percentage payout ranging from 0% to 200% of the target number set forth above. The maximum number of shares that can be issued under these awards is 70,780. Annual performance shares vest on June 30, 2020.
(2) Performance units were awarded to key officers under the Company’s Relative Total Shareholder Return program. Vesting occurs at June 30, 2021 and June 30, 2022. Participants will earn from 0% to 200% of the target award depending upon how the compound annual growth rate of Kimball International common stock ranks within the peer group at the end of the performance period. The maximum number of units that can be issued under these awards is 70,540.
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

The equity securities without readily determinable fair value and stock warrants were valued at $0.5 million and $1.5 million, respectively, at both March 31, 2020 and June 30, 2019 and were included in the Other Assets line of the Condensed Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 12 - Fair Value in the Notes to Condensed Consolidated Financial Statements.
The carrying value of the notes receivable for independent dealership financing were $0.9 million at March 31, 2020 and $1.0 million at June 30, 2019 and was included on the Receivables and Other Assets lines of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball International to the VIEs was limited to the items discussed above during the quarter ended March 31, 2020.
Note 18. Credit Quality and Allowance for Credit Losses of Notes Receivable
We monitor credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. As of March 31, 2020 and June 30, 2019, we had no material past due outstanding notes receivable.

	As of March 31, 2020			As of June 30, 2019
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Independent Dealership Financing	$923	$—	$923	$1,010	$—	$1,010
Other Notes Receivable	363	363	—	122	122	—
Total	$1,286	$363	$923	$1,132	$122	$1,010

Note 19. Subsequent Event
Impacts of COVID-19 Pandemic
Subsequent to March 31, 2020, the COVID-19 pandemic has escalated and is adversely impacting our financial performance thus far for the quarter ended June 30, 2020 and is expected to continue to have an adverse impact as we navigate through this crisis. In addition, the market price of our Class B Common Stock has experienced a significant decline in connection with overall stock market trends related to the global economic impact of the COVID-19 pandemic. The potential impacts from COVID-19 and the decline in our stock price could be considered triggering events that may require us to perform impairment assessments of leases, goodwill and other intangible assets. We will evaluate these considerations in our fourth quarter ending June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
For 70 years, Kimball International, Inc. (the “Company,” “Kimball International,” “we,” “us,” or “our”) has created design- driven furnishings that have helped our customers shape spaces into places, bringing possibility to life by enabling collaboration, discovery, wellness and relaxation. We go to market through our family of brands: Kimball, National, Kimball Hospitality, and D’style by Kimball Hospitality. Our values and integrity are demonstrated daily by living our purpose and guiding principles that establish us as an employer of choice. We build success by growing long-term relationships with customers, employees, suppliers, shareholders and the communities in which we operate.
Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:
•COVID-19 -The COVID-19 pandemic adversely impacted our financial performance for the quarter ended March 31, 2020, and is expected to have a continuing adverse impact beyond our fiscal year 2020 as we navigate through this crisis. The duration and severity of the impact of COVID-19 cannot be estimated at this time. While we cannot determine the precise impact of the COVID-19 outbreak on our third quarter results, we estimate that the delays in shipments of our products due to temporary production halts and delivery push-outs totaled approximately $18 million. Our dealers and suppliers are also experiencing similar negative impacts from the COVID-19 pandemic. Additional impacts to our business resulting from the COVID-19 outbreak include, but are not limited to, the following:
•We initially responded in late March to shelter-in-place and similar government orders as mandated by temporarily closing non-essential manufacturing, distribution, and showroom locations and implementing a remote working program for professional staff, including video conferencing capabilities. As we serve the healthcare industry and the federal government, four of our ten facilities continued to operate to provide these essential products. We prioritized healthcare products by launching a family of quickship products for facilities serving the COVID-19 crisis. As government mandates lifted in late April and early May, we increased the number of facilities in operation to eight out of the ten that comprise our U.S. manufacturing footprint, which has reduced our lead-times on incoming orders and provides us with the ability to accommodate additional volumes and to also serve our commercial and other institutional markets.
•Order rates in the third quarter increased at a mid-single digit rate, led by our Institutional and Hospitality markets, but by the second half of March, we began to see a significant number of COVID-19-related order and shipment push-outs requested by our customers in our Hospitality vertical, which represents approximately 25% of our revenue. This trend has continued, along with a slowdown in order flow in all three markets, thus far in our fourth quarter of fiscal 2020.
•The safety and health of our employees is most important, thus we have implemented new safety measures, such as domestic and international travel restrictions, work-from-home practices for professional staff, extensive cleaning protocols, social distancing on the manufacturing floor, and utilization of personal protective equipment for employees who are unable to work remotely.
•In response to the decline in revenue, we are focusing on cost control and are closely monitoring market changes and our liquidity in order to proactively adjust our operating costs. In order to preserve cash during this time, we have also reduced spending on discretionary expenditures and strategic initiatives. Managing working capital in conjunction with fluctuating demand levels is likewise key. While the impact of COVID-19 is anticipated to impact our future sales levels, we believe our principal sources of liquidity from available funds on hand and short-term investments, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to meet our working capital and other operating needs for at least the next 12 months.
•‘Kimball International Connect’ Strategy - In May 2019, Kimball International introduced a comprehensive strategy to connect our purpose, our people, and our brands to drive growth and unlock the Company’s full potential. Kimball International Connect seeks to enable the power of our people and position our organization to engage at higher levels of collaboration and interdependence. We believe this strategy will result in enhanced shareholder value over the long term. Our Kimball International Connect Strategy is comprised of four pillars:
•Inspire Our People: Leveraging our legacy of a bold and entrepreneurial spirit, we are working to cultivate a high-performance, caring culture. We unveiled our new purpose to our employees on May 9, 2019 and are investing in our training, technology and systems to remain an employer of choice and a great place to work.
•Build Our Capabilities: We created center-led functions, including finance, human resources, information technology and legal and centralized supply chain leadership to reduce duplication, deliver efficiencies, and drive consistency. We are also adopting ways of working to ensure the use of common best practices and approaches. To achieve our goals, we established a Program Management Office to oversee execution.
•Fuel Our Future: We are driving lean throughout the organization, removing duplication at the business level, and infusing capital to accelerate efficiencies. Related to this, we are employing a more metrics-based approach and driving toward more formal standardized operating practices.
•Accelerate Our Growth: We are continuing to advance new product development across our brands, selectively expanding our verticals and channels, including healthcare and e-commerce, and driving commercial excellence. We believe by being our customers’ first choice for shaping places that bring collaboration, discovery, wellness and relaxation to life, we will capture greater market share.
•Transformation Restructuring Plan - In June 2019, we announced a transformation restructuring plan that is expected to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe the transformation restructuring plan will establish a more cost-efficient structure to better align our operations with our long-term strategic goals. The efforts are expected to generate annualized pre-tax savings of approximately $10.0 million when the transformation restructuring plan is fully implemented. We estimate pre-tax restructuring charges incurred through the end of fiscal year 2020 will be approximately $9.0 million to $10.0 million. The transformation restructuring plan includes the following:
•Our overall manufacturing facility footprint is being reviewed to reduce excess capacity and gain efficiencies by centralizing manufacturing operations. We have ceased operations at a leased seating manufacturing facility in Martinsville, Virginia, will be consolidating a David Edward production facility in Red Lion, Pennsylvania into our Baltimore, Maryland facility near the end of our fiscal year 2020, and are evaluating our production capabilities and capacity across our organization to identify additional opportunities.
•The creation of center-led functions for finance, human resources, information technology and legal functions is resulting in the standardization of processes and the elimination of duplication. In addition, we centralized our supply chain efforts to maximize supplier value and are driving more efficient practices and operations within our logistics function.
•Kimball brand selling resources were realigned to higher-growth markets. We also ceased use of our four leased furniture showrooms across our brands during the first quarter of fiscal year 2020 and recognized impairment of the lease and associated leasehold improvements.
•On October 26, 2018, we acquired substantially all of the assets and assumed certain specified limited liabilities of David Edward Furniture, Inc. (“David Edward”), which is headquartered in Baltimore, Maryland. David Edward is a premier designer and manufacturer of contract furniture, sold in the healthcare, corporate, education, and premium hospitality markets. David Edward products are generally specified by architects and sold primarily in the North American market. The David Edward product portfolio consists of classic and contemporary designs, focused primarily in the seating, tables, and ancillary furniture categories. In conjunction with the asset acquisition, we leased two existing David Edward production facilities in Baltimore, Maryland and Red Lion, Pennsylvania. As part of our transformation restructuring plan we will be consolidating the David Edward production facility in Red Lion, Pennsylvania into the Baltimore, Maryland facility. Our focus is on investing in new equipment and a redesigned layout in Baltimore that will allow us to substantially increase capacity, improve efficiency, reduce lead times, deliver on the high design, high quality products, and expand our Kimball Health Portfolio.
•With the current decline in the economy, we expect commodity prices to remain moderate, and we will continue to be exposed to fluctuations in transportation costs, which vary based upon freight carrier capacity and fuel prices. We utilize both steel and aluminum in our products, most of which is sourced domestically. The U.S. originally imposed tariffs of 25% on steel and 10% on aluminum imported from several countries effective June 2018. The government expanded its list of products subject to tariffs to include furniture products, parts, and components at a 10% rate effective September 2018, increasing to a 25% rate effective June 2019. We worked to offset increases in the cost of these materials through supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization, and price increases on our products.
•Due to the contract and project nature of furniture markets, fluctuation in the demand for our products and variation in the gross margin on those projects is inherent to our business, which in turn impacts our operating results. Effective management of our manufacturing capacity is and will continue to be critical to our success. See below for further details regarding current sales and order backlog trends.
•We expect to continue to invest in capital expenditures prudently, albeit at a reduced level than we had planned, particularly for projects that will enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
•We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, was $163.7 million at March 31, 2020.

Financial Overview

	At or for the Three Months Ended			For the Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2020	2019	% Change	2020	2019	% Change
Net Sales	$178.2	$177.4	0.5%	$571.8	$572.5	(0.1%)
Organic Net Sales*	178.2	177.4	0.5%	567.8	572.5	(0.8%)
Gross Profit	60.5	56.6	7%	196.2	187.4	5%
Selling and Administrative Expenses	45.6	47.5	(4%)	146.2	151.2	(3%)
Restructuring Expense	0.8	—		6.6	—
Operating Income	14.1	9.1	55%	43.4	36.2	20%
Operating Income %	7.9%	5.1%		7.6%	6.3%
Adjusted Operating Income *	$13.3	$10.3	28%	$49.5	$38.4	29%
Adjusted Operating Income % *	7.5%	5.8%		8.7%	6.7%
Net Income	$9.5	$8.0	19%	$31.9	$28.2	13%
Net Income as a Percentage of Net Sales	5.3%	4.5%		5.6%	4.9%
Adjusted Net Income *	$10.2	$8.1	25%	$37.1	$29.6	26%
Diluted Earnings Per Share	$0.25	$0.22		$0.86	$0.76
Adjusted Diluted Earnings Per Share *	$0.27	$0.22		$1.00	$0.79
Return on Invested Capital **	29.4%	27.7%		38.5%	35.8%
Adjusted EBITDA *	$17.5	$14.5	21%	$62.2	$50.7	23%
Adjusted EBITDA as a Percentage of Net Sales *	9.8%	8.2%		10.9%	8.8%
Order Backlog **	$187.0	$149.2	25%
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements.
** Items indicated represent Key Performance Indicators.
See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Market
	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2020	2019	% Change	2020	2019	% Change
Institutional	$63.5	$61.3	4%	$215.7	$202.8	6%
Commercial	71.0	67.8	5%	216.0	224.3	(4%)
Hospitality	43.7	48.3	(10%)	140.1	145.4	(4%)
Total Net Sales	$178.2	$177.4	0.5%	$571.8	$572.5	(0.1%)
Our Institutional end market includes sales to the healthcare, education and government vertical markets. Our Commercial end market includes sales to the commercial and financial vertical markets.
Third quarter fiscal year 2020 consolidated net sales of $178.2 million increased 0.5% compared to third quarter fiscal year 2019 net sales of $177.4 million, as price increases across all three markets and higher volume in our commercial market and the healthcare and education verticals in our institutional market offset lower sales in our hospitality market. The higher volume in our commercial market was due to sales to several large financial institutions driven by our capability to deliver custom solutions that enhance their brand experience. The healthcare vertical sales increase was driven by our continued strategic focus which included aligning resources, building relationships, and introducing new healthcare products in this market which continues to show stability and growth. Our increased sales to the education vertical were driven by multiple larger university projects. The hospitality vertical experienced decreased sales of both custom and non-custom products as hospitality projects were deferred in response to the COVID-19 pandemic. We estimate that delays in shipments of our products due to temporary production halts and delivery push-outs totaled approximately $18 million during our third quarter of fiscal 2020.
Net sales for the nine-month period ended March 31, 2020 of $571.8 million were approximately flat with net sales of $572.5 million for the nine-month period ended March 31, 2019. For the year-to-date period, organic net sales decreased $4.7 million, or 0.8% primarily due to volume declines in our commercial and hospitality markets, which were partially offset by higher volume in all verticals within our institutional market and price increases in all three markets.
Each of our vertical market sales levels can fluctuate depending on the mix of projects in a given period.
Order backlog at March 31, 2020 increased 25%, when compared to the backlog level as of March 31, 2019 with increases in each of our three markets. Our backlog increase was largely driven by shipment date delays by our customers and product availability delays, both driven by the COVID-19 pandemic impact. Backlog at a point in time may not be indicative of future sales trends.
Gross profit as a percent of net sales increased 210 basis points and 160 basis points in the third quarter and year-to-date periods of fiscal year 2020 compared to the third quarter and year-to-date periods of fiscal year 2019. Both the third quarter and year-to-date periods were positively impacted by increased product pricing and the savings realized from our transformation plan which were partially offset by tariff expenses and higher employee healthcare expenses.
Selling and administrative expenses in the third quarter of fiscal year 2020 compared to the third quarter of fiscal year 2019 decreased 4% in absolute dollars, and as a percent of net sales decreased 120 basis points. The decrease in selling and administrative expenses was driven by the savings benefit related to the transformation plan, lower sales commissions, and lower Supplemental Employee Retirement Plan (“SERP”) expense which were partially offset by higher salary expense to support growth and bad debt expense. For the nine months ended March 31, 2020 compared to the same period of the prior year, selling and administrative expenses decreased 3% in absolute dollars and as a percent of net sales decreased 80 basis points. The reduction in selling and administrative expenses was driven by the savings benefit related to the transformation plan, lower SERP expense, lower commissions, and lower CEO transition expense which were partially offset by higher employee healthcare expenses, and a prior year gain on the sale of assets which did not repeat in the current year.
The decreased SERP expense in the third quarter and year-to-date period ended March 31, 2020 resulted from the normal revaluation to fair value of our SERP liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on net income.
In June 2019, we announced a transformation restructuring plan to optimize resources for future growth, improve efficiency, and build capabilities across our organization. The transformation restructuring plan has established a more cost-efficient structure to better align our operations with our long-term strategic goals. We recognized pre-tax restructuring expense of $0.8 million and $6.6 million in the third quarter and year-to-date period of fiscal year 2020, respectively, related to our transformation restructuring plan. See Note 3 - Restructuring in the Notes to Condensed Consolidated Financial Statements for additional information.
Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2020	2019	2020	2019
Interest Income	$386	$492	$1,482	$1,339
Interest Expense	(21)	(40)	(65)	(146)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	(1,784)	1,032	(1,010)	306
Other	(294)	(62)	(350)	(235)
Other Income (Expense), net	$(1,713)	$1,422	$57	$1,264
Our effective tax rate was 23.5% for the three months ended March 31, 2020 and was lower than the combined federal and state statutory tax rate primarily due to the R&D tax credit. Our effective tax rate was 26.7% for the nine months ended March 31, 2020, which approximated the combined federal and state statutory rate. Our effective tax rate was 24.1% and 24.7%, respectively, for the three and nine months ended March 31, 2019 which was less than the combined federal and state statutory rate in part due to the R&D tax credit.

Comparing the balance sheet as of March 31, 2020 to June 30, 2019, our accounts payable balance declined as we processed payments on the last day of March. Our accrued expenses line decreased in part due to the pay out of our company retirement contribution and accrued cash incentive compensation related to our fiscal year 2019 performance. The right-of-use operating lease assets and current and long-term operating lease liabilities lines are the result of implementing ASC 842 as of the beginning of our fiscal year 2020. See Note 6 - Leases in the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
Our total cash, cash equivalents, and short-term investments, was $90.3 million at March 31, 2020 and $106.3 million at June 30, 2019. Cash flows from operations of $17.4 million were more than offset by capital expenditures, including capitalized software, of $19.1 million and the return of capital to shareholders in the form of dividends totaling $9.6 million and stock repurchases of $3.0 million during the first nine months of fiscal year 2020.
Working capital at March 31, 2020 and June 30, 2019 was $112.7 million and $96.5 million, respectively. The current ratio was 2.0 and 1.7 at March 31, 2020 and June 30, 2019, respectively.
Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, totaled $163.7 million at March 31, 2020. At March 31, 2020, we had $1.6 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. We had no credit facility borrowings outstanding as of March 31, 2020 or June 30, 2019.
Cash Flows
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2020 and 2019.

	Nine Months Ended
	March 31
(Amounts in Thousands)	2020	2019
Net cash provided by operating activities	$17,368	$42,680
Net cash used for investing activities	$(312)	$(27,186)
Net cash used for financing activities	$(13,612)	$(18,688)
Cash Flows from Operating Activities
For the first nine months of fiscal year 2020 net cash provided by operating activities was $17.4 million fueled by $31.9 million of net income while the first nine months of fiscal year 2019 net cash provided by operating activities was $42.7 million inclusive of $28.2 million of net income. Changes in working capital balances used $37.0 million of cash in the first nine months of fiscal year 2020 and provided $4.2 million of cash in the first nine months of fiscal year 2019.
The $37.0 million usage of cash from changes in working capital balances in the first nine months of fiscal year 2020 was driven by a reduction in our accrued expenses balance as the cash incentive compensation and retirement profit sharing contribution which were both related to our fiscal year 2019 performance were paid out during the year to date period of fiscal year 2020 and a reduction in accrued customer incentives as programs were altered due to COVID-19. In addition, accounts payable declined as we processed payments on the last day of March.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the nine-month periods ended March 31, 2020 and March 31, 2019 were 31 and 28 days, respectively. Our accounts receivables increase was driven by a change in our customer standard discount terms which resulted in delayed receipt of payments and by slower payments from our government vertical. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the nine-month periods ended March 31, 2020 and March 31, 2019 were 47 and 44 days, respectively. The inventory increase was in support of new product launches and raw material inventory increases in conjunction with our production slowdown in the latter portion of our third quarter of fiscal year 2020 related to the COVID-19 pandemic. We define PDSOH as the average of the monthly net inventory divided by an average day’s cost of sales.

Cash Flows from Investing Activities
During the first nine months of fiscal year 2020, we invested $25.0 million in available-for-sale securities, and $44.5 million matured. During the first nine months of fiscal year 2019, we invested $39.8 million in available-for-sale securities, and $32.6 million matured. Our short-term investments included municipal bonds, certificates of deposit purchased in the secondary market, and U.S. Treasury and federal agency securities. During the first nine months of fiscal years 2020 and 2019, we reinvested $19.1 million and $16.4 million, respectively, into capital investments for the future. The capital investments in both the current and prior year were primarily for facility improvements such as renovations to our corporate headquarters, and various manufacturing equipment upgrades to increase automation in production facilities which is expected to yield future benefits. During the first nine months of fiscal year 2019 we had a cash outflow of $4.9 million for the David Edward acquisition and we received proceeds from the sale of assets net of selling expenses of $1.3 million of which the majority relates to the sale of Internet protocol addresses.
Cash Flows from Financing Activities
We paid dividends of $9.6 million and $8.5 million in the nine-month periods ended March 31, 2020 and March 31, 2019, respectively. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. During the first nine months of fiscal years 2020 and 2019, we repurchased shares pursuant to a previously announced stock repurchase program which drove cash outflow of $3.0 million and $9.1 million, respectively.
Credit Facility
We maintain a $75 million credit facility with a maturity date of October 2024 that allows for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $150 million, subject to participating banks’ consent. The revolving loans under the Credit Agreement may consist of, at our election, advances in U.S. dollars or advances in any other currency that is agreed to by the lenders. The proceeds of the revolving loans are to be used for general corporate purposes including acquisitions. A portion of the credit facility, not to exceed $10 million of the principal amount, will be available for the issuance of letters of credit. At March 31, 2020, we had $1.6 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. At both March 31, 2020 and June 30, 2019, we had no borrowings outstanding.
The credit facility requires us to comply with certain debt covenants, the most significant of which are the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash equivalents on hand in excess of $15,000,000 provided that the maximum subtraction shall not exceed $35,000,000 to (b) adjusted consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, and may not be greater than 3.0 to 1.0. The fixed charge coverage ratio is defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, minus if the Adjusted Leverage Ratio is greater than 1.00 to 1.00 for the then most recently ended four fiscal quarter period, repurchase of Equity Interests to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with U.S. GAAP, determined as of the end of each of our fiscal quarters for the trailing four fiscal quarters then ending, and may not be less than 1.10 to 1.00. We were in compliance with all debt covenants of the credit facility during the nine-month period ended March 31, 2020.
The table below compares the adjusted leverage ratio and the fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	March 31, 2020	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.13)	3.00	3.13
Fixed Charge Coverage Ratio	556.67	1.10	555.57
Future Liquidity
While we expect the impact of COVID-19 will impact our future sales levels, we believe our principal sources of liquidity from available funds on hand and short-term investments, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to meet our working capital and other operating needs for at least the next 12 months. During the third quarter of fiscal year 2020, our Board of Directors declared a quarterly dividend of $0.09 per share, to be paid during our fourth quarter of fiscal year 2020. Future cash dividends are subject to approval by our Board of Directors and may be adjusted as business needs or market conditions change. We have suspended our share repurchase activity, which had at March 31, 2020, 2.5 million shares available for repurchase. During the remainder of fiscal year 2020 we expect to continue investments in capital expenditures, albeit at a reduced level than we had planned, particularly for projects such as machinery and equipment upgrades and automation, and potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, including reduced revenues from the COVID-19 pandemic, the impact of changes in tariffs, lack of availability of raw material components in the supply chain, loss of key contract customers, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.
Non-GAAP Financial Measures and Other Key Performance Indicators
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with U.S. GAAP in the statements of income, statements of comprehensive income, balance sheets, statements of cash flows, or statements of shareholders’ equity of the company. The non-GAAP financial measures used within this MD&A include (1) organic net sales, defined as net sales excluding the acquisition-related net sales during the periods for which there were no sales related to such acquisition in the comparable period; (2) adjusted operating income, defined as operating income excluding restructuring expenses, CEO transition costs, and market value adjustments related to our SERP liability; (3) adjusted operating income percentage, defined as adjusted operating income as a percentage of net sales; (4) adjusted net income, defined as net income excluding restructuring expenses and CEO transition costs; (5) adjusted diluted earnings per share, defined as diluted earnings per share excluding restructuring expenses and CEO transition costs; (6) adjusted EBITDA, defined as earnings before interest, taxes, depreciation, and amortization and excluding restructuring expenses and CEO transition costs; and (7) adjusted EBITDA percentage, defined as adjusted EBITDA as a percentage of net sales. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the table below. Management believes it is useful for investors to understand and to be able to meaningfully trend, analyze and benchmark how our core operations performed without market value adjustments related to our SERP liability or expenses incurred in executing our transformation restructuring plan or our CEO transition. Many of our internal performance measures that management uses to make certain operating decisions exclude these expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators
(Amounts in Thousands, Except for Per Share Data)

Organic Net Sales Compared to the Prior Year	Nine Months Ended
March 31,
2020
Net Sales, as reported	$571,790
Less: David Edward acquisition net sales (1)	3,980
Organic Net Sales	$567,810

(1) Represents David Edward net sales for our fiscal year 2020 first quarter as the acquisition date was October 26, 2018 thus, we did not own David Edward during our first quarter of fiscal year 2019.

Adjusted Operating Income	Three Months Ended		Nine Months Ended
	March 31		March 31
	2020	2019	2020	2019
Operating Income, as reported	$14,070	$9,053	$43,402	$36,245
Add: Pre-tax Restructuring Expense	818	—	6,564	—
Add: Pre-tax Expense Adjustment to SERP Liability	(1,784)	1,032	(1,010)	306
Add: Pre-tax CEO Transition Costs	175	252	525	1,809
Adjusted Operating Income	$13,279	$10,337	$49,481	$38,360
Net Sales	$178,174	$177,369	$571,790	$572,500
Adjusted Operating Income %	7.5%	5.8%	8.7%	6.7%

Adjusted Net Income	Three Months Ended		Nine Months Ended
	March 31		March 31
	2020	2019	2020	2019
Net Income, as reported	$9,451	$7,954	$31,874	$28,235
Pre-tax CEO Transition Costs	175	252	525	1,809
Tax on CEO Transition Costs	(45)	(65)	(135)	(466)
Add: After-tax CEO Transition Costs	130	187	390	1,343
Pre-tax Restructuring Expense	818	—	6,564	—
Tax on Restructuring Expense	(211)	—	(1,690)	—
Add: After-tax Restructuring Expense	607	—	4,874	—
Adjusted Net Income	$10,188	$8,141	$37,138	$29,578

Adjusted Diluted Earnings Per Share	Three Months Ended		Nine Months Ended
	March 31		March 31
	2020	2019	2020	2019
Diluted Earnings Per Share, as reported	$0.25	$0.22	$0.86	$0.76
Add: After-tax CEO Transition Costs	—	—	0.01	0.03
Add: After-tax Restructuring Expense	0.02	—	0.13	—
Adjusted Diluted Earnings Per Share	$0.27	$0.22	$1.00	$0.79

Earnings Before Interest, Taxes, Depreciation, and Amortization excluding Restructuring Expense and CEO Transition Costs (“Adjusted EBITDA”)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net Income	$9,451	$7,954	$31,874	$28,235
Provision for Income Taxes	2,906	2,521	11,585	9,274
Income Before Taxes on Income	12,357	10,475	43,459	37,509
Interest Expense	21	40	65	146
Interest Income	(386)	(492)	(1,482)	(1,339)
Depreciation	3,861	3,716	11,337	11,077
Amortization	639	496	1,707	1,455
Pre-tax CEO Transition Costs	175	252	525	1,809
Pre-tax Restructuring Expense	818	—	6,564	—
Adjusted EBITDA	$17,485	$14,487	$62,175	$50,657
Net Sales	$178,174	$177,369	$571,790	$572,500
Net Income as a Percentage of Net Sales	5.3%	4.5%	5.6%	4.9%
Adjusted EBITDA as a Percentage of Net Sales	9.8%	8.2%	10.9%	8.8%
The order backlog metric is a key performance indicator representing firm orders placed by our customers which have not yet been fulfilled and are expected to be recognized as revenue during future quarters. The timing of shipments can vary, but generally the backlog of orders is expected to ship within a twelve-month period.
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
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. During the first nine months of fiscal year 2020, there were no material changes in the accounting policies and assumptions previously disclosed.
New Accounting Standards
See Note 2 - Recent Accounting Pronouncements and Supplemental Information in the Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements generally can be identified by the use of words or phrases, including, but not limited to “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “setting up,” “beginning to,” “will,” “should,” “would,” “resume,” or similar expressions. We caution that forward-looking statements are subject to known and unknown risks and uncertainties that may cause the Company’s actual future results and performance to differ materially from expected results, including, but not limited to, the impact of COVID-19 on our business, disruptions in our supply chain including any impact of COVID-19 on cost and availability, adverse changes in global economic conditions, the impact of changes in tariffs, successful execution of our transformation restructuring plan, the impact of changes in the regulatory environment, the loss of or significant volume reductions from key contract customers, the financial stability of key customers and suppliers, or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of Kimball International are contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 and in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk with respect to commodity price fluctuations for components used in the manufacture of our products, primarily related to wood and wood-related components, steel, aluminum, and plastics. These components are impacted by global pricing pressures and general economic conditions. The U.S. originally imposed tariffs of 25% on steel and 10% on aluminum imported from several countries effective June 2018. The government expanded its list of products subject to tariffs to include furniture products, parts, and components at a 10% rate effective September 2018, increasing to a 25% rate effective June 2019. We worked to partially offset increases in the cost of these materials through supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization, and price increases on our products. We are also exposed to fluctuation in transportation costs which vary based upon freight carrier capacity and fuel prices. Transportation costs are managed by optimizing logistics and supply chain planning and increasing prices on our products.
There have been no material changes to other market risks, including interest rate and foreign exchange rate risks, from the information disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
There have been no material changes in the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2019, except for the following additional risk factor, which supplements, and should be considered in conjunction with, the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019:
The COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on our business.
The COVID-19 pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 (including, in some cases, mandatory quarantines and other suspensions of non-essential business operations) have led to significant disruptions in our manufacturing and distribution operations and could also disrupt our supply chains, including temporary reductions or pauses in operations at many of our and our suppliers’ manufacturing and distribution locations around the world. In addition, some of our customers have been unable to receive product shipments and, thus, have delayed delivery dates on existing orders. New order rates have also slowed in all three markets. We estimate that the delays in shipments of our products due to temporary production halts and delivery push-outs totaled approximately $18 million during our third quarter of fiscal year 2020, and we expect that our revenues and cash balances will continue to be negatively impacted while the impact of COVID-19 continues. Our dealers and suppliers are also experiencing similar negative impacts from the COVID-19 pandemic. In order to preserve cash during this period of time, we have reduced spending on discretionary expenditures and strategic initiatives, which may have a material impact on our growth strategies in the future.

The economic impacts of the COVID-19 pandemic have had, or are likely to have, a negative impact on many of our customers, particularly those in the hospitality market and, thus, may negatively affect our future revenues and increase credit risk. The severity of the impact on our business will depend in part on the length of the various government orders requiring temporary suspension of non-essential business operations, duration of limits on travel, and the speed of the recovery of economic conditions globally, all of which are highly uncertain and out of our control. The duration and severity of the impact on our business, our industry and the global economy are not yet known and could have an adverse impact on our financial condition, results of operations, or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On February 7, 2019 an additional two million shares of common stock were authorized by the Board of Directors for repurchase. At March 31, 2020, approximately 2.5 million shares remained available under the repurchase program, but we have temporarily suspended share repurchases as a result of the COVID-19 pandemic.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1-January 31, 2020)	81,028	$20.53	81,028	2,508,185
Month #2 (February 1-February 29, 2020)	—	$—	—	2,508,185
Month #3 (March 1-March 31, 2020)	—	$—	—	2,508,185
Total	81,028	$20.53	81,028

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)
3(a) Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q filed November 2, 2017)
3(b) Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K filed April 30, 2020)
31.1 Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH Inline XBRL Taxonomy Extension Schema Document
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ KRISTINE L. JUSTER
Kristine L. Juster Chief Executive Officer
May 11, 2020

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder Executive Vice President, Chief Financial Officer
May 11, 2020