Form 10-K
period 2020-06-30
KIMBALL INTERNATIONAL INC
filed 2020-08-28
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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
Large accelerated filer  ☒        Accelerated filer  ☐ Non-accelerated filer ☐   Smaller reporting company  ☐ Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Class A Common Stock is not publicly traded and, therefore, no market value is available, but it is convertible on a one-for-one basis into Class B Common Stock.  The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 31, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $742.2 million, based on 98.0% of Class B Common Stock held by non-affiliates.
The number of shares outstanding of the Registrant’s common stock as of August 24, 2020 was:
          Class A Common Stock - 193,162 shares
          Class B Common Stock - 36,780,147 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on October 27, 2020 are incorporated by reference into Part III.

KIMBALL INTERNATIONAL, INC.
FORM 10-K INDEX

PART I
Forward-Looking Statements
This document contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These are statements made by management, using their best business judgment based upon facts known at the time of the statements or reasonable estimates, about future results, plans, or future performance and business of the Company. Such statements involve risk and uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. They should not be construed as a guarantee that such results or events will, in fact, occur or be realized as actual results may differ materially from those expressed in these forward-looking statements. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. We make no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required in current and quarterly periodic reports filed with the Securities and Exchange Commission (“SEC”) or otherwise by law. These forward-looking statements are subject to risks and uncertainties including, but not limited to, the impact of COVID-19 on our business, disruptions in our supply chain including any impact of COVID-19 on cost and availability, adverse changes in global economic conditions, successful execution of Phase 2 of our restructuring plan, the impact of changes in tariffs, increased global competition, the impact of changes in the regulatory environment, the loss of or significant volume reductions from key contract customers, the financial stability of key customers and suppliers, or similar unforeseen events. Additional risks and uncertainties discussed in Item 1A - Risk Factors of this report could also cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.
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
Overview
Kimball International was incorporated in Indiana in 1939. Our corporate headquarters is located at 1600 Royal Street, Jasper, Indiana. For over 70 years, Kimball International has created design driven furnishings that have helped our customers shape spaces into places, bringing possibility to life by enabling collaboration, discovery, wellness, and relaxation. We go to market through our family of brands: Kimball, Kimball Health, National, Etc. by National, Kimball Hospitality, and D’style by Kimball Hospitality. Our values and high integrity are demonstrated daily by living our purpose and guiding principles that establish us as an employer of choice. We build success by growing long-term relationships with customers, employees, suppliers, shareholders and the communities in which we operate.
We have been in the furniture business since 1950. Our end markets include the workplace, health and hospitality markets. Our workplace end market includes sales to the commercial, financial, government and education vertical markets. Through each of our brands, we offer a wide range of possibilities for creating functional environments that convey just the right image for each unique setting, as furniture solutions are tailored to the specific end user’s needs and demands. The workplace is evolving to optimize human interaction, and Kimball and National provide residentially inspired furniture solutions. While our rich heritage of wood craftsmanship remains, our new product portfolio incorporates the use of mixed materials, satisfying the marketplace’s need for multi-functional, open accommodations throughout all industries. Our furniture solutions are used in collaborative and open work spaces, conference and meeting/huddle rooms, training rooms, private offices, learning areas, classrooms, lobby/reception areas, and dining/café areas with a vast mix of wood, metal, laminate, paint, fabric, solid surface, and plastic options. To accommodate new ways of working we have added divider screens that are intended to reduce the spread of pathogens while enhancing existing products and blending new solutions into the workplace. As the need to work from home continues, we are offering new solutions to help redefine the future of work by building a work-from-home portfolio. In addition, we offer products designed specifically for the health market, such as casegoods and seating for patient exam rooms and lounge areas. In response to COVID-19, Kimball and National designed quick response programs that offer a broad furniture portfolio with quick-ship options. These pre-configured solutions offer easy-to-order and quick-to-receive vignettes for a variety of spaces. In the hospitality industry, Kimball Hospitality works with leading designers, purchasing agents, and hotel owners to create furniture that extends the unique ambiance of a property into guest rooms and public spaces by providing furniture solutions for hotel properties and mixed use commercial and residential developments. Hospitality products include, but are not limited to, headboards, tables, seating, vanities, casegoods, lighting, and products enhanced with technology features utilizing a broad mix of wood, metal, stone, laminate, finish, glass, and fabric options.
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
Our Kimball International Connect Strategy is comprised of four pillars:
▪Inspire Our People: Leveraging our legacy of a bold and entrepreneurial spirit, we are working to cultivate a high-performance, caring culture. We unveiled our new purpose to our employees on May 9, 2019 and are investing in our training, technology and systems to remain an employer of choice and a great place to work.
▪Build Our Capabilities: We created center-led functions, including finance, human resources, information technology and legal and centralized supply chain leadership to reduce duplication, deliver efficiencies, and drive consistency. We are also adopting new ways of working to ensure the use of common best practices and approaches. To achieve our goals, we established a Program Management Office to oversee execution.
▪Fuel Our Future: We are driving lean throughout the organization, removing duplication at the business level, and infusing capital to accelerate efficiencies. Related to this, we are employing a more metrics-based approach and driving toward more formal standardized operating practices.
▪Accelerate Our Growth: We are continuing to advance new product development across our brands, selectively expanding our verticals and channels, including health and e-commerce, and driving commercial excellence. We believe by being our customers’ first choice for shaping places that bring collaboration, discovery, wellness and relaxation to life, we will capture greater market share.
‘Kimball International Connect 2.0’ Strategy
In August 2020, Kimball International announced Connect 2.0, which centers around accelerating our growth. The four pillars of our previously announced strategy remain constant: inspire our people with a purpose driven and high performance culture, build our capabilities by expanding our work on innovation, fuel our future through the dedication to cost savings, and accelerate our growth. Connect 2.0 is designed to accelerate the growth of Kimball International and enable us to effectively manage through the current economic downturn, by driving market share gains as well as yielding additional cost savings. The Company will be reorganized into four market centric business units which are Workplace, Health, Hospitality, and eBusiness that will accelerate our ability to redesign and reimagine the new workplace, build a new work from home portfolio, continue assembling experts in health, and expand our hospitality business into other commercial direct sales environments. The dedicated eBusiness unit will take a leadership role in establishing all e-commerce across our brands and end markets. Each of these four business units will be supported by the agility and efficiency of Global Operations and the streamlined center-led structure that we implemented in year one of our strategy and the transformation restructuring plan described below.
Transformation Restructuring Plan
In June 2019, we announced a transformation restructuring plan to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe the transformation restructuring plan has established a more cost-efficient structure to better align our operations with our long-term strategic goals. The transformation restructuring plan includes the following:
•We reviewed our overall manufacturing facility footprint to reduce excess capacity and gain efficiencies by centralizing manufacturing operations. We ceased operations at a leased seating manufacturing facility in Martinsville, Virginia, consolidated a David Edward production facility in Red Lion, Pennsylvania into our Baltimore, Maryland facility.
•The creation of center-led functions for finance, human resources, information technology and legal functions resulted in the standardization of processes and the elimination of duplication. In addition, we centralized our supply chain efforts to maximize supplier value and plan to drive more efficient practices and operations within our logistics function.
•Kimball brand selling resources were reallocated to higher-growth markets. We also ceased use of four leased furniture showrooms across our brands during the first quarter of fiscal year 2020 and recognized impairment of the lease and associated leasehold improvements. Additional impairment was recognized in our fourth quarter of fiscal year 2020 due to degradation of sublease expectations resulting from the current economic environment.
These efforts, which are substantially complete except for subleasing of exited showrooms, generated pre-tax savings of approximately $10.5 million in fiscal year 2020. During fiscal years 2020 and 2019, we recognized $8.5 million and $0.9 million, respectively, of pre-tax restructuring expense.
Transformation Restructuring Plan Phase 2
In August 2020, we announced the second phase of our transformation restructuring plan that will align our business units to a new market-centric orientation and is expected to yield additional cost savings that will enable us to effectively manage through the downturn caused by the COVID-19 pandemic. Phase 2 of the transformation restructuring plan builds on the initial strategy and the transformation restructuring plan announced in June 2019. The following is a summary of the activities we will be undertaking pursuant to phase 2 of the transformation restructuring plan:
•As part of the previously announced plan to consolidate manufacturing of all brands into one world-class global operations group, we are streamlining our manufacturing facilities by leveraging production capabilities across all facilities, establishing centers of excellence, and setting up processes to facilitate flexing of product between facilities in response to volume fluctuations. We are also reviewing our overall facility footprint to identify opportunities to reduce capacity and gain efficiencies.
•As discussed above as part of our Connect 2.0 strategy, the Company will be reorganized into four market centric business units which are Workplace, Health, Hospitality and eBusiness.
•We will streamline our workforce to align with the new organizational structure and respond to lower volumes created by the COVID-19 pandemic, creating a more efficient organization to deliver on our Connect 2.0 strategy.
Phase 2 of the transformation restructuring plan will begin immediately, and we expect a substantial majority of the underlying activities of these aforementioned actions to be completed within two years.
We currently estimate we will incur total pre-tax restructuring charges of approximately $17.0 million to $18.0 million related to the initiatives under phase 2 of the transformation restructuring plan.
Acquisition of David Edward Furniture, Inc. (“David Edward”)
During the second quarter of fiscal year 2019, we acquired substantially all of the assets and assumed certain specified limited liabilities of David Edward headquartered in Baltimore, Maryland. David Edward is a premier designer and manufacturer of contract furniture, sold in the health, corporate, education, and premium hospitality markets. David Edward products are generally specified by architects and sold primarily in the North American market. The David Edward collection by Kimball consists of classic and contemporary designs, focused primarily in the seating, tables, and ancillary furniture categories. In conjunction with the asset acquisition, we leased two existing David Edward production facilities in Baltimore, Maryland and Red Lion, Pennsylvania. The cash paid for the acquisition totaled $4.3 million. We consolidated the David Edward production facility in Red Lion, Pennsylvania into our Baltimore, Maryland facility near the end of our fiscal year 2020 as part of our transformation restructuring plan. Our focus is on investing in new equipment and a redesigned layout in Baltimore that will allow us to substantially increase capacity, improve efficiency, reduce lead times, and deliver on the high design, high quality products. See Note 3 - Acquisitions of Notes to Consolidated Financial Statements for more information on the acquisition.
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
Locations
As of June 30, 2020, our products were primarily produced at ten Company-owned or leased manufacturing facilities: six located in Indiana, two in Kentucky, one in Maryland, and one in Mexico. We also engage with third-party manufacturers within the U.S. as well as internationally to produce select finished goods and accessories for our brands. As part of our transformation restructuring plan, near the end of our fiscal year 2020, we exited our leased manufacturing facility in Martinsville, Virginia, and are evaluating our production capabilities and capacity across our organization to identify additional opportunities.
As of June 30, 2020, nine furniture showrooms were maintained in six cities in the United States. As part of our transformation restructuring plan, we ceased use of four of our furniture showrooms during our first quarter of fiscal year 2020. Office space is leased in Dongguan, Guangdong, China and Ho Chi Minh City, Vietnam to facilitate sourcing of select finished goods and components from the Asia Pacific Region. We lease office and manufacturing space in Baltimore, Maryland, Chula Vista, California and Tijuana, Mexico. We exited the Red Lion, Pennsylvania leased facility near the end of our fiscal year 2020 as that facility was consolidated into our Baltimore, Maryland facility.
Financial information by geographic area for each of the three years in the period ended June 30, 2020 is included in Note 18 - Geographic Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.
Marketing Channels
Our furniture is marketed to end users by both independent and employee sales representatives, office furniture dealers, wholesalers, brokers, designers, purchasing companies, catalog houses, and eCommerce services. Customers can access our products globally through a variety of distribution channels.
We currently categorize our sales by the following end markets:
Workplace - Our workplace end market includes sales to the commercial, financial, government and education vertical markets. We are a full-facility provider offering products for a variety of commercial applications including: office, collaborative and open plan, lobby-lounge, conferencing and meeting/huddle, training, dining/café, learning, lobby and reception, and other public spaces. Banking and financial offices require affordable, functional, and stylish environments. Our versatile and customizable furnishings offer sophisticated styles for reception areas, employee work spaces, executive offices, and boardrooms. We also supply office furniture, including desks, tables, seating, bookcases and filing and storage units for federal, state, and local government offices, as well as other government-related entities. We hold two Federal Supply Service contracts with the General Services Administration (“GSA”) that are subject to government subcontract reporting requirements. We partner with multiple general purchasing organizations that assist public agencies such as state and local governments with furniture purchases. Our education products are sold to K-12, higher education, vocational training and other learning institutions, and the products are focused on both enhancing learning and creating social environments. We offer flexible, collaborative, and technology-driven furnishings designed to make students and faculty more productive and comfortable. We equip hallways, lounges, and other gathering spaces with versatile furniture that extends learning outside the classroom with areas designed for individual, one-on-one, and larger group use.
Health - Our health products are focused on meeting healthcare professional needs and preferences in flexible, adaptable, and collaborative spaces while putting the patient at the center of care. Our furnishings enable exam rooms to be a flexible space that can be used for consultation, telehealth and specific treatments or examinations. The products offered for areas surrounding the treatment areas are designed to be welcoming and relaxing to support the families of the patients. Our health products are offered to value-conscious healthcare customers, including hospitals, clinics, physician office buildings, long-term care facilities, and assisted living facilities throughout the country.

Hospitality - We offer a complete package of products for guest rooms and public spaces plus service support to the hospitality industry. We partner with the most recognized hotel brands to meet their specific requirements for properties throughout the world by working with a worldwide manufacturing base to offer the best solution to fulfill the project.
A table showing our net sales by end market is included in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
Major Competitive Factors
Our products are sold in the contract furniture and hospitality furniture industries. These industries have similar major competitive factors, which include price in relation to quality and appearance, product design, the utility of the product, including adaptability and cleanability, supplier lead time, reliability of on-time delivery, sustainability, and the ability to respond to requests for special and non-standard products. We offer payment terms similar to industry standards and in unique circumstances may grant alternate payment terms.
Certain industries are more price sensitive than others, but all expect on-time, damage-free delivery. In addition to the many options available on our standard furniture products, custom furniture is produced to customer specifications and shipping timelines on a project basis. Our Kimball brand Quickship for Care program offers shipping in 5 days or less for health and wellness solutions such as mobile storage, space division products, and seating and tables for exam areas with cleanable finish options. Our National brand has a quick response program that offers a broad furniture portfolio that ships in 48 hours or delivers in 10 days or less.
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
Raw Material Availability
Certain components used in the production of furniture are manufactured internally and are generally readily available, as are other raw materials used in the production of wood and non-wood furniture. Certain fabricated seating components, wood frame assemblies as well as finished furniture products, electrical components, stone, fabrics, and fabricated metal components, which are generally readily available, are sourced on a global scale in an effort to provide quality products at the lowest total cost. In fiscal year 2019, the U.S. government imposed tariffs on furniture products, parts, and components. The U.S. government continues to evaluate the ongoing need for, and the amount of, tariffs, and if further or increased tariffs are assessed, the cost and availability of both domestic and foreign sourced product and components could be further impacted. The COVID-19 global pandemic has also affected both domestic and global supply chains. Disruptions have eased but if COVID-19 impacts worsen, cost and availability of raw materials could be impacted.
Order Backlog
The aggregate sales price of products pursuant to open orders, which may be canceled by the customer, was as follows:

(Amounts in Millions)	June 30, 2020	June 30, 2019
Order Backlog	$151.1	$161.7
The open orders as of June 30, 2020 are expected to be filled within fiscal year 2021, with $90 million expected to be filled during our first quarter of fiscal year 2021. The decline in the order backlog at June 30, 2020 was driven by the COVID-19 pandemic. Open orders may not be indicative of future sales trends.
Intellectual Property
In connection with our business operations, we hold both trademarks and patents in various countries and continuously have additional pending trademarks and patents. The intellectual property which we believe to be the most significant to the

Company includes: Kimball, National, D’style, David Edward, Etc.(pending), Fringe, Waveworks, Xsite, Narrate, Pairings, Respitality, and Allan Copley Designs, which are all registered trademarks, and the unregistered trademarks Priority and Whittaker. Our patents expire at various times depending on the patent’s date of issuance.
Environment and Energy Matters
Our operations are subject to various federal, state, local, and foreign laws and regulations with respect to environmental matters. We believe that we are in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
We are dedicated to excellence, leadership, and stewardship in matters of protecting the environment and communities in which we have operations. Reinforcing our commitment to the environment, five of our showrooms and one non-manufacturing location were designed under the guidelines of the U.S. Green Building Council’s LEED (Leadership in Energy and Environmental Design) for Commercial Interiors program. One manufacturing facility was designed using the LEED Operations and Maintenance program guidelines. Our National brand headquarters is Fitwel certified, which is a building certification that supports healthier workplace environments to improve occupant health and productivity. Our Kimball brand headquarters received the WELL Health-Safety Rating that focuses on operational policies, maintenance protocols, emergency plans and shareholder engagement strategies to help organizations prepare their spaces for re-entry in a post COVID-19 environment.
We believe that continued compliance with foreign, federal, state, and local laws and regulations, which have been enacted relating to the protection of the environment, will not have a material effect on our capital expenditures, earnings, or competitive position. We believe capital expenditures for environmental control equipment during the next two fiscal years ending June 30, 2022 will not represent a material portion of total capital expenditures during those years.
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
Employees

	June 30, 2020	June 30, 2019
United States	2,663	2,982
Foreign Countries	145	145
Total Employees	2,808	3,127
Our U.S. operations are not subject to collective bargaining arrangements. Outside of the U.S., approximately 41 employees are represented by worker’s unions that operate to promote the interests of workers. We believe that our employee relations are good.
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
The COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on our business. The COVID-19 pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 (including, in some cases, mandatory quarantines and other suspensions of non-essential business operations) have led to significant disruptions in our manufacturing and distribution operations and could also disrupt our supply chains, including temporary reductions or pauses in operations at many of our and our suppliers’ manufacturing and distribution locations around the world. New order rates have also slowed in all three markets. We expect that our revenues will continue to be negatively impacted while the impact of COVID-19 continues. Our dealers and suppliers are also experiencing similar negative impacts from the COVID-19 pandemic. In order to preserve cash during this period of time, we have reduced spending on discretionary expenditures, which may have a material impact on our growth in the future.
The economic impacts of the COVID-19 pandemic have had, or are likely to have, a negative impact on many of our customers, particularly those in the hospitality market and, thus, may negatively affect our future revenues and increase credit risk. The severity of the impact on our business will depend in part on the delay of plans to return to the workplace balanced with working from home, prolonged reduction in travel, and the speed of the recovery of economic conditions globally, all of which are highly uncertain and out of our control. The duration and severity of the impact on our business, our industry and the global economy are not yet known and could have an adverse impact on our financial condition, results of operations, or cash flows.
We may not be successful in implementing and managing our Kimball International Connect Strategies. In May 2019, we introduced our comprehensive Kimball International Connect strategy that is intended to connect our purpose, our people, and our brands to drive growth. In August 2020, we announced the continuation of our strategy that we call Connect 2.0 which centers around accelerating our growth. Our plan is designed to enable us to effectively manage through the current economic downturn, by driving market share gains for the Company and yielding additional cost savings. The execution of these strategies involves risk, as management’s focus and Company resources could be diverted from our core operations, growth in our business could lead to operating inefficiencies, our corporate culture could be disrupted, which could lead to employee attrition, and our revenues could fall or could fail to grow as intended, any of which would have an adverse impact on our financial condition, results of operations, or cash flows.
Our restructuring efforts may not be successful. In June 2019, we announced a transformation restructuring plan to optimize resources for future growth, improve efficiency, and build capabilities across our organization. A critical component of our transformation restructuring plan is the transfer of production among facilities, which may result in management’s focus being diverted from our core operations, manufacturing inefficiencies, and excess working capital during the transition period. We also created center-led functions for finance, human resources, information technology and legal functions and centralized our supply chain efforts. The transition to center-led functions involves risk, as management’s focus could be diverted from our core operations. In addition, Kimball brand selling resources are being reallocated to higher-growth markets, and we exited four furniture showrooms during fiscal year 2020, which could cause a temporary or permanent decline if revenues are not realized in the higher-growth markets. If our closed leased facilities are not able to be subleased in the future according to our assumptions, we may incur additional impairment charges through restructuring expense.
The second phase of our transformation restructuring plan was announced in August 2020 that will align the Company’s business units to a new market-centric orientation. The Company will streamline manufacturing facilities by leveraging production capabilities across all facilities, establishing centers of excellence, and setting up processes to facilitate flexing of product between facilities in response to volume fluctuations. The Company will be reorganized into four market centric business units which are Workplace, Health, Hospitality, and eBusiness. The Company will streamline its workforce to align with the new organizational structure and respond to lower volumes created by the COVID-19 pandemic. The successful execution of both phases of our transformation restructuring plan is also dependent on the realization of cost savings, and, even if successful, the transformation restructuring plan may not be accomplished as quickly or effectively as anticipated.
Changes to government regulations may significantly increase our operating costs in the United States and abroad. Legislative and regulatory reforms by the U.S. federal and foreign governments could significantly impact our profitability by burdening us with forced cost choices that are difficult to recover with increased pricing. For example:
•We depend on suppliers globally to provide materials, parts, finished goods, and components for use in our products. We utilize both steel and aluminum in our products, most of which is sourced domestically. Tariffs or changes in global trade agreements or in U.S. governmental import/export regulations could cause the landed cost of our products to increase materially and could reduce our net income if we are unable to mitigate the additional cost, which would have an adverse impact on our financial condition, results of operations, or cash flows.
•We conduct business with entities in Canada and Mexico; therefore, the United States–Mexico–Canada Agreement (USMCA), could result in increased regulation on, or otherwise impact, trade between the countries, which could have an adverse impact on our financial condition, results of operations, or cash flows.
•We import a portion of our wooden furniture products and are thus subject to an anti-dumping tariff specifically on wooden bedroom furniture supplied from China. The tariffs are subject to review and could result in retroactive and prospective tariff rate increases, which could have an adverse impact on our financial condition, results of operations, or cash flows.
•State and foreign regulations are increasing in many areas, such as hazardous waste disposal, labor relations, employment practices and data privacy, including the California Consumer Privacy Act, among others. Compliance with privacy regulations requires us to change our processes in order to track personal information collected from consumers and implement procedures to obtain consent from consumers regarding the usage of their information. These additional processes, or any violations of these state and foreign regulations, could have an adverse impact on our financial condition, results of operations, or cash flows.
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
Uncertain macroeconomic and industry conditions, or a sustained slowdown or significant downturn in our markets, could adversely impact demand for our products and adversely affect operating results. Market demand for our products, which impacts revenues and gross profit, is influenced by a variety of economic and industry factors such as:
•global consumer confidence;
•volatility and the cyclical nature of worldwide economic conditions;
•increased working from home;
•weakness in the global financial markets;
•general corporate profitability of the end markets to which we sell;
•credit availability to the end markets to which we sell;
•service-sector unemployment rates;
•commercial property vacancy rates;
•non-residential construction and refurbishment rates;
•deficit status of many governmental entities which may result in declining purchases of office furniture;
•uncertainty surrounding potential reform of the Affordable Care Act;
•COVID-19 impacts; and
•new hotel and casino construction and refurbishment rates.
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
We are subject to manufacturing inefficiencies due to the transfer of production among our facilities and other factors. At times we may experience labor or other manufacturing inefficiencies due to factors such as new product introductions, transfers of production among our manufacturing facilities, a sudden decline in sales such as due to COVID-19, a new operating system, or turnover in personnel. Manufacturing inefficiencies could have an adverse impact on our financial position, results of operations, or cash flows.
A shortage of freight carrier capacity could drive increases in freight costs. We outsource inbound and outbound shipping to third-party contract carriers, including a dedicated freight provider that operates transportation equipment with our Company branding, and other domestic and international contract carriers. We may experience pressure on freight costs if our demand exceeds the capacity of available trucking and ocean fleets, particularly for commercial contract carriers. In periods of tight capacity, we may be unable to mitigate a freight cost increase through our supply chain planning or by increasing prices on our products, which could adversely affect our profitability.

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
We may pursue acquisitions that present risks and may not be successful. Our sales growth plans may occur through both organic growth and acquisitions. Acquisitions involve many risks that could have an adverse effect on our business, financial condition or results of operations, including:
•difficulties in identifying suitable acquisition candidates and in negotiating and consummating acquisitions on terms attractive to us;
•difficulties in the assimilation of the operations of the acquired company;
•the diversion of resources, including diverting management’s attention from our current operations;
•risks of entering new geographic or product markets in which we have limited or no direct prior experience;
•the potential loss of key customers, suppliers and employees of the acquired company;
•the potential incurrence of indebtedness to fund the acquisition;
•the potential issuance of common stock for some or all of the purchase price, which could dilute ownership interests of our current shareholders;
•the acquired business not achieving anticipated revenues, earnings, cash flow, or market share;
•excess capacity;
•failure to achieve the expected synergies resulting from the acquisition;
•inaccurate assessment of undisclosed, contingent, or other liabilities or problems and unanticipated costs associated with the acquisition;
•incorrect estimates made in accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill that could adversely affect our financial results; and
•dilution of earnings.
We may not be successful in launching start-up operations or expanding our business in digital marketplaces. We are committed to growing our business, and therefore from time to time, we may determine that it would be in our best interests to start up a new operation or establish a digital presence to sell certain products, including via our planned eBusiness unit. Start-up operations involve a number of risks and uncertainties, such as funding the capital expenditures related to the start-up operation, developing a management team for the new operation, diversion of management focus away from current operations, and creation of excess capacity. The risks and uncertainties that come with a digital presence include competition from more established competitors in the marketplace, responding quickly to consumer traffic patterns, supporting demand outside our current distribution channels, and additional cybersecurity risks. Any of these risks could have a material adverse effect on our financial position, results of operations, or cash flows.
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
We may be exposed to the credit risk of our customers who are adversely affected by weakness in market conditions. Weakness in market conditions, including that caused by the COVID-19 pandemic, may drive an elevated risk of potential bankruptcy of our customers resulting in a greater risk of uncollectible outstanding accounts receivable. The realization of these risks could have a negative impact on our profitability.
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
Our international operations involve financial and operational risks. We have a manufacturing operation outside the United States in Mexico, and administrative offices in China and Vietnam that coordinate with suppliers in those countries. These international operations are subject to a number of risks, including the following:
•economic and political instability;
•various and potentially conflicting cultural norms and business practices;
•warfare, riots, terrorism, and other forms of violence or geopolitical disruption;
•compliance with laws, such as the Foreign Corrupt Practices Act, applicable to U.S. companies doing business outside the United States;
•changes in foreign regulatory requirements and laws;
•health and security issues;
•tariffs and other trade barriers;

•potentially adverse tax consequences, including the manner in which multinational companies are taxed in the U.S.;
•COVID-19 impacts; and
•foreign labor practices.
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
If efforts to introduce new products or start-up new programs are not successful, this could limit sales growth or cause sales to decline. We regularly introduce new products to keep pace with workplace trends and evolving regulatory and industry requirements, including environmental, health, and safety standards such as sustainability and ergonomic considerations, and similar standards for the workplace and for product performance. Shifts in workforce demographics, the popularity of working from home, working styles, and technology may impact the quantity and types of furniture products purchased by our customers. The introduction of new products or the start-up of new programs require the coordination of the design, manufacturing, and marketing of such products. The design and engineering required for certain new products or programs can take an extended period of time, and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular product or program may be delayed or may be less successful than we originally anticipated. Difficulties or delays in introducing new products or programs, or lack of customer acceptance of new products or programs could limit sales growth or cause sales to decline.
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
The Company’s business involves the potential for product recalls, product liability and other claims against it which could affect its earnings and financial condition. New and existing products may be subject to the United States Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or comparable foreign agency could require the Company to repurchase or recall one or more of its products. Any purchase or recall of the Company’s products could be costly and damaging to the Company’s reputation. If the Company were required to remove, or voluntarily removed, its products from the market, the Company’s reputation could be impacted and the Company may have large quantities of finished product that it could not sell. The Company also faces exposure to product liability claims in the event that one of its products is alleged to have resulted in property damage, bodily injury or other adverse effects. In addition to the risk of substantial monetary judgments or fines or penalties that may result from any governmental investigations, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace, adversely impact the value of its end-user brands, or result in an increase in the cost of producing the Company’s products.
A loss of independent sales representatives, dealers, or other sales channels could lead to a decline in sales. Our workplace and health furniture is marketed to end users through both independent and employee sales representatives, furniture dealers, wholesalers, brokers, designers, purchasing companies, catalog houses, and eCommerce services. Our hospitality furniture is marketed to end users using independent sales representatives. A significant loss within any of these sales channels could result in a sales decline and thus have an adverse impact on our financial position, results of operations, or cash flows. Additionally, closures of furniture showrooms across our brands could negatively affect our current commercial relationships, which could have an adverse impact on our financial position, results of operations or cash flows.
Failure to effectively manage working capital may adversely affect our cash flow from operations. We closely monitor inventory and receivable efficiencies and strive to improve these measures of working capital, but customer financial difficulties, cancellation or delay of customer orders, transfers of production among our manufacturing facilities, manufacturing delays, or the impacts of the COVID-19 pandemic could adversely affect our cash flow from operations.
We could incur losses due to asset impairment. As business conditions change, we must continually evaluate and work toward the optimum asset base. It is possible that certain assets such as, but not limited to, facilities, equipment, lease assets, goodwill, or other intangible assets, could be impaired at some point in the future depending on changing business conditions or internal reorganization plans. If our closed leased facilities are not able to be subleased in the future according to our assumptions, we may incur additional impairment charges. Goodwill and certain intangible assets are tested for impairment annually or when triggering events occur. Such resulting impairment could have an adverse impact on our financial position and results of operations.
A failure to comply with the financial covenants under our $75.0 million credit facility could adversely impact us. Our credit facility requires us to comply with certain financial covenants. We believe the most significant covenants under this credit facility are the adjusted leverage ratio and the fixed charge coverage ratio. More detail on these financial covenants is discussed in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K. As of June 30, 2020, we had no borrowings under this credit facility and we had $1.6 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. In the future, a default on the financial covenants under our credit facility could cause an increase in our borrowing rates or could make it more difficult for us to secure future financing, which could adversely affect our financial condition.
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
Our insurance may not adequately protect us from liabilities related to product defects. We maintain product liability and other insurance coverage that we believe to be generally in accordance with industry practices, but our insurance coverage does not extend to field visits to repair, retrofit or replace defective products, or to product recalls. As a result, our insurance coverage may not be adequate to protect us fully against substantial claims and costs that may arise from liabilities related to product defects, particularly if we have a large number of defective products that we must repair, retrofit, replace, or recall. Additionally, the cost of insurance for a given level of coverage may increase which may impact profitability or lead us to reduce insurance coverage levels.
Increases in the cost of providing employee healthcare benefits could reduce our profitability. There may continue to be upward pressure on the cost of providing healthcare benefits to our employees. We are self-insured for healthcare benefits, so we incur the cost of claims, including catastrophic claims that may occasionally occur, with employees bearing only a limited portion of healthcare costs through employee healthcare premium withholdings. Healthcare claims declined when COVID-19 hit as elective procedures were delayed. We expect there to be an increase in claims when employees choose to have elective procedures completed. There can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce our profitability.
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

Natural disasters or other catastrophic events may impact our production schedules and, in turn, negatively impact profitability. Natural disasters or other catastrophic events, including severe weather, terrorist attacks, power interruptions, pandemics, and fires, could disrupt operations and likewise our ability to produce or deliver products. Our manufacturing operations require significant amounts of energy, including natural gas and oil, and governmental regulations may control the allocation of such fuels. Employees are an integral part of our business, and events such as a pandemic could reduce the availability of employees reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and our business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in delayed or lost sales of our products. In addition, any continuing disruption in our computer system could adversely affect our ability to receive and process customer orders, manufacture products, and ship products on a timely basis, and could adversely affect relations with our customers, potentially resulting in a reduction in orders from customers or a loss of customers. We maintain insurance to help protect us from costs relating to some of these matters, but such insurance may not be sufficient or paid in a timely manner to us in the event of such an interruption.
The value of our common stock may experience substantial fluctuations for reasons over which we may have little control. The value of our common stock could fluctuate substantially based on a variety of factors, including, among others:
•actual or anticipated fluctuations in operating results;
•announcements concerning our Company, competitors, or industry;
•overall volatility of the stock market;
•changes in the financial estimates of securities analysts or investors regarding our Company, the industry, or competitors;
•general market or economic conditions including the economic impacts of the COVID-19 pandemic; and
•proxy contests or other shareholder activism.
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
Item 1B - Unresolved Staff Comments
None.
Item 2 - Properties
The location, number, and use of our major facilities, including our executive and administrative offices, as of June 30, 2020, are as follows:

	Number of Facilities	Use
North America
United States:
Indiana	15	Manufacturing, Warehouse, Office
Kentucky	2	Manufacturing, Office
California	1	Warehouse, Office
Maryland	2	Manufacturing, Warehouse, Office
Mexico	1	Manufacturing, Office
Asia
China	1	Office
Vietnam	1	Office
Total Facilities	23
The listed facilities occupy approximately 3,303,000 square feet in aggregate as of June 30, 2020, of which approximately 3,050,000 square feet are owned, and 253,000 square feet are leased.

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
Operating leases for all facilities and related land, including nine leased office furniture showroom facilities that are not included in the table above, total 321,000 square feet and expire from fiscal year 2021 to 2027 with many of the leases subject to renewal options. The leased showroom facilities are in five states and the District of Columbia. As part of our transformation restructuring plan, we have ceased operations at a leased manufacturing facility in Martinsville, Virginia, consolidated a David Edward production facility in Red Lion, Pennsylvania into our Baltimore, Maryland production facility, and ceased use of four leased furniture showrooms during fiscal year 2020. See Note 5 - Leases of Notes to Consolidated Financial Statements for additional information concerning leases.
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
Item 4 - Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
Our executive officers as of August 28, 2020 are as follows:
(Age as of August 28, 2020)

Name	Age	Office and Area of Responsibility	Executive Officer Since Calendar Year
Kristine L. Juster	57	Chief Executive Officer & Director, Kimball International	2018
Michelle R. Schroeder	55	Executive Vice President, Chief Financial Officer, Kimball International	2003
R. Gregory Kincer	62	Executive Vice President, Corporate Development & Treasurer, Kimball International	2014
Lonnie P. Nicholson	56	Executive Vice President, Chief Human Resources Officer, Kimball International	2014
Kourtney L. Smith	50	Executive Vice President, Kimball International; President, Workplace	2015
Katherine S. Sigler	57	Executive Vice President, Kimball International; President, Hospitality	2018
Koorosh Sharghi	34	Executive Vice President, Chief Strategy & Innovation Officer, Kimball International; President, eBusiness	2019
Phyllis M. Goetz	60	Executive Vice President, Kimball International; President, Health	2019
Mark W. Johnson	43	Executive Vice President, Chief Legal, Governance Officer & Corporate Secretary, Kimball International	2020
Greg A. Meunier	50	Executive Vice President, Global Operations, Kimball International	2020
Executive officers are elected annually by the Board of Directors.
Ms. Juster was appointed Chief Executive Officer in November 2018 and has served as a member of our Board of Directors since April 2016. Prior to her appointment as Chief Executive Officer, Ms. Juster served for over 20 years as a Global Executive at Newell Brands, Inc. (“Newell”), a leading global consumer goods and commercial products company, until her retirement from Newell in April 2018. During her tenure at Newell, Ms. Juster served as President of the Global Writing

Segment from May 2014 until her retirement in April 2018 and in other roles of increasing responsibility since joining Newell in 1995, including serving as President of Newell’s Baby and Parent Segment, President of Newell’s Home Décor Segment, and President of Newell’s Culinary Lifestyles Segment.
Ms. Schroeder was appointed Executive Vice President, Chief Financial Officer in January 2020 and previously served as Vice President, Chief Financial Officer, since November 2014.
Mr. Kincer was appointed Executive Vice President, Corporate Development & Treasurer in January 2020 and previously served as Vice President, Corporate Development, since November 2014.
Mr. Nicholson was appointed Executive Vice President, Chief Human Resources Officer in January 2020 and previously served as Vice President, Chief Administrative Officer, since February 2015.
Ms. Smith was appointed President, Workplace in August 2020, and Executive Vice President of Kimball International, Inc. in January 2020 and is responsible for the strategic growth and direction of our Workplace business unit. She previously served as President, National Office Furniture since January 2018, and Vice President of Kimball International, Inc. since October 2015. She held the position of President, Kimball Hospitality from August 2015 until January 2018, where she was responsible for strategic growth and direction. Previously, she served as Vice President, Marketing for National Office Furniture, a position she assumed in 2010, where she led product development, marketing, sustainability, vertical markets, and increasing brand awareness in the architect and design community.
Ms. Sigler was appointed President, Hospitality in August 2020, and Executive Vice President of Kimball International, Inc. in January 2020 and is responsible for the strategic growth and direction of our Hospitality business unit. She previously served as President, Kimball Hospitality and as Vice President of Kimball International, Inc. since January 2018. Prior to that, she served as Vice President, Operations, for the Kimball brand from February 2015 until January 2018, where she was responsible for the strategic and day-to-day execution of all direct manufacturing and manufacturing support (engineering, global supply chain, quality and continuous improvement) functions.
Mr. Sharghi was appointed Chief Strategy and Innovation Officer and President, eBusiness in August 2020, Executive Vice President, Strategy and Transformation in January 2020 and previously served as Vice President, Strategy and Transformation since March 2019. He is responsible for our eCommerce merchandising and product portfolio, digital marketing and digital customer experience while still leading our transformational growth strategy and integration efforts and partnering with our executive management to execute our business strategy in alignment with our long-term growth strategy. Prior to joining the Company, Mr. Sharghi led the centralization of the global marketing function at Radio Systems Corporation, a pet products manufacturing company, as the Head of Global Marketing from April 2018 until March 2019. He also held a variety of senior strategy and operations leadership roles at Newell, where he served as Director of Marketing Operations and Strategy from March 2016 until April 2018 and Senior Manager of Marketing Operations from June 2014 until March 2016.
Ms. Goetz was appointed President, Health in August 2020, Executive Vice President of Kimball International, Inc. in January 2020 and is responsible for the strategic growth and direction of our Health business unit including brand and product marketing, health specialty design and innovation, health specialty applied research, sales operations and health-focused selling. She previously served as President, Kimball and Vice President of Kimball International, Inc. since July 2019, in which she was responsible for the overall leadership of the Kimball brand strategic plan, its activation, and the full operations of the business unit. Prior to joining the Company, Ms. Goetz was Senior Vice President, Chief Development Strategist at HKS, Inc., an architectural firm, from October 2017 until July 2019. Her career also included multiple leadership roles at Herman Miller, Inc. from June 2011 until October 2017 that included National Director A&D Healthcare from October 2015 until October 2017 and Director of Strategic Sales Initiatives for Herman Miller Healthcare from June 2011 until October 2015. She was also one of the founders of Nurture, which is the Healthcare business for Steelcase, Inc., during her 16-year career with Steelcase.
Mr. Johnson was appointed Executive Vice President, Chief Legal, Governance Officer and Corporate Secretary in February 2020 and leads the Company’s corporate business practices, including legal, compliance, investor relations and environmental, social, and corporate governance. Prior to joining the Company, Mr. Johnson served as Deputy General Counsel at Newell from November 2009 until February 2020 where he was the legal department’s chief operating counsel and led the organization’s government affairs activities.
Mr. Meunier was appointed Executive Vice President, Global Operations in January 2020 where he leads our manufacturing operations and is responsible for the enhancement of manufacturing capabilities. Prior to that, he served as Vice President, Global Operations, National Office Furniture from May 2016 until January 2020 and Director of Operations, Casegoods Manufacturing, National Office Furniture from September 2010 until May 2016.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our Class B common stock trades on the Nasdaq Global Select Market under the symbol: KBAL. There is no established public trading market for our Class A common stock. However, Class A shares are convertible on a one-for-one basis into Class B shares.
Dividends declared on our Class A and Class B common stock totaled $13.4 million and $11.9 million for fiscal years 2020 and 2019, respectively. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis.
Shareholders
On August 24, 2020, our Class A common stock was owned by 96 shareholders of record, and our Class B common stock was owned by 1,273 shareholders of record, of which 46 also owned Class A common stock. The shares of our Class B common stock are equal to the shares of our Class A common stock with respect to all matters, including without limitation, dividend payments and voting rights, except that while Class A shares are convertible on a one-for-one basis into Class B shares, our Class B shares cannot be converted into Class A shares.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters of Part III of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On February 7, 2019 an additional two million shares of common stock were authorized by the Board of Directors for repurchase. The Board of Directors can discontinue this repurchase program at any time. At June 30, 2020, 2.5 million shares remained available under the repurchase program.
During fiscal years 2020 and 2019, we repurchased 0.1 million and 0.6 million shares, respectively, of our common stock. We did not repurchase any shares under the repurchase program during the fourth quarter of fiscal year 2020 due to temporarily suspending share repurchases as a result of the COVID-19 pandemic.

Performance Graphs
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
The graph below compares the cumulative total return to shareholders of our common stock from June 30, 2015 through June 30, 2020, the last business day in the respective fiscal years, to the cumulative total return of the Nasdaq Stock Market (U.S. and Foreign) and a peer group index for the same period of time.
Due to the diversity of our operations, we are not aware of any public companies that are directly comparable. Therefore, the peer group index is comprised of publicly traded companies as follows:
Furniture peers:  HNI Corporation, Knoll, Inc., Steelcase Inc., Herman Miller, Inc.
The graph assumes $100 is invested in our Class B common stock and each of the two indexes at the closing market quotations on June 30, 2015 and that dividends are reinvested. The performances shown on the graph are not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
Kimball International, Inc.
Nasdaq Composite Index
Peer Group Index

	2015	2016	2017	2018	2019	2020
Kimball International, Inc.	$100.00	$95.50	$142.24	$139.96	$154.03	$104.92
Nasdaq Composite Index	$100.00	$98.32	$126.14	$155.91	$168.04	$213.32
Peer Group Index	$100.00	$91.30	$87.68	$91.29	$110.36	$73.42

Item 6 - Selected Financial Data
This information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2020	2019	2018	2017	2016
Net Sales	$727,859	$768,070	$704,554	$692,967	$635,102
Net Income	$41,054	$39,344	$34,439	$37,506	$21,156
Earnings Per Share of Common Stock:
Basic Earnings Per Share	$1.11	$1.07	$0.92	$1.00	$0.56
Diluted Earnings Per Share	$1.11	$1.06	$0.92	$0.99	$0.56
Total Assets	$386,267	$364,666	$331,460	$314,975	$273,570
Long-Term Debt, Less Current Maturities	$109	$136	$161	$184	$212
Cash Dividends Per Share	$0.36	$0.32	$0.28	$0.24	$0.22
Our fiscal year 2018 and fiscal year 2017 results have been recast to reflect the impact of the adoption of guidance on the recognition of revenue from contracts with customers using the full retrospective transition method.
Fiscal year 2020 net income included $6.3 million ($0.17 per diluted share) of after-tax restructuring expenses and $0.5 million ($0.01 per diluted share) of after-tax CEO transition costs.
Fiscal year 2019 net income included $0.7 million ($0.02 per diluted share) of after-tax restructuring expenses and $1.5 million ($0.04 per diluted share) of after-tax CEO transition costs.
Fiscal year 2017 net income included $1.1 million ($0.03 per diluted share) of after-tax restructuring gains driven by a sale of a manufacturing facility in Idaho.
Fiscal year 2016 net income included $4.5 million ($0.12 per diluted share) of after-tax restructuring expenses.
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
For over 70 years, Kimball International, Inc. (the “Company,” “Kimball International,” “we,” “us,” or “our”) has created design-driven furnishings that have helped our customers shape spaces into places, bringing possibility to life by enabling collaboration, discovery, wellness, and relaxation. We go to market through our family of brands: Kimball, Kimball Health, National, Etc. by National, Kimball Hospitality, and D’style by Kimball Hospitality. Our values and integrity are demonstrated daily by living our purpose and guiding principles that establish us as an employer of choice. We build success by growing long-term relationships with customers, employees, suppliers, shareholders and the communities in which we operate.
We closely monitor key indicators for the markets in which we compete. As reported by the Business and Institutional Furniture Manufacturer Association (“BIFMA”), the forecast by IHS Markit, a global information provider, as of May 2020 for the U.S. office furniture market, projects a year-over-year decline of 4.9% for calendar year 2020. The forecast for two of the leading indicators for the hospitality furniture market in the May 2020 PwC Hospitality Directions U.S. report includes a projected 53.1% decline in RevPAR (Revenue Per Available Room) for calendar year 2020, while occupancy levels for calendar 2020 are anticipated to decline 41.4%.
Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:
•COVID-19 - The COVID-19 pandemic adversely impacted our financial performance during the latter half of our fiscal year 2020, and is expected to have a continuing adverse impact as we navigate through this crisis. The expected duration and severity of the COVID-19 impact on our business is affected by plans to return to the workplace balanced with working from home and the potential prolonged reduction in travel. Our dealers and suppliers are also experiencing similar negative impacts from the COVID-19 pandemic. Additional impacts to our business resulting from the COVID-19 outbreak include, but are not limited to, the following:
•We initially responded in late March to shelter-in-place and similar government orders as mandated by temporarily closing non-essential manufacturing, distribution, and showroom locations and implementing a remote working program for professional staff, including video conferencing capabilities. As we serve the healthcare industry and the federal government, four of our ten facilities continued to operate to provide these essential products. We prioritized health products by launching a family of quickship products for facilities serving the COVID-19 crisis. As government mandates lifted in late April and early May, we increased the number of facilities in operation to eight out of the ten and by the end of June all ten that comprise our US manufacturing footprint, which reduced our lead-times on incoming orders and provides us with the ability to accommodate additional volumes.
•Order rates in the fourth quarter decreased in our workplace, health and hospitality markets and customers postponed deliveries which reduced our fourth quarter revenues.
•The safety and health of our employees is most important, thus we have implemented new safety measures, such as domestic and international travel restrictions, work-from-home practices for professional staff, extensive cleaning protocols, social distancing on the manufacturing floor, and utilization of personal protective equipment for employees who are unable to work remotely.
•In response to the decline in revenue, we are focusing on cost control and are closely monitoring market changes and our liquidity in order to proactively adjust our operating costs. In order to preserve cash during this time, we have also reduced spending on discretionary expenditures. Managing working capital in conjunction with fluctuating demand levels is likewise key. While the impact of COVID-19 is anticipated to impact our future sales levels, we believe our principal sources of liquidity from available funds on hand and short-term investments, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months.
•Transformation Restructuring Plan - In June 2019, we announced a transformation restructuring plan to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe the transformation restructuring plan has established a more cost-efficient structure to better align our operations with our long-term strategic goals. The efforts generated pre-tax savings of approximately $10.5 million in fiscal year 2020. Through June 30, 2020, we recorded restructuring charges of $9.4 million and estimate that the total pre-tax restructuring charges upon completion of the plan will be approximately $11.4 million and are expected to consist of approximately $3.6 million for severance and other employee-related costs, $3.7 million for facility exit and other costs, and $4.1 million for asset impairment. The transformation restructuring plan included the following:
•We reviewed our overall manufacturing facility footprint to reduce excess capacity and gain efficiencies by centralizing manufacturing operations. We have ceased operations at a leased seating manufacturing facility in Martinsville, Virginia, and consolidated a David Edward production facility in Red Lion, Pennsylvania into our Baltimore, Maryland facility.
•The creation of center-led functions for finance, human resources, information technology and legal functions resulted in the standardization of processes and the elimination of duplication. In addition, we centralized our supply chain efforts to maximize supplier value and plan to drive more efficient practices and operations within our logistics function.
•Kimball brand selling resources were realigned to higher-growth markets. We also ceased use of four leased furniture showrooms across our brands during the first quarter of fiscal year 2020 and recognized impairment of the lease and associated leasehold improvements. Additional impairment was recognized in our fourth quarter due to degradation of sublease expectations resulting from the current economic environment.
•Transformation Restructuring Plan Phase 2 - In August 2020, we announced the second phase of our transformation restructuring plan that will align our business units to a new market-centric orientation and is expected to yield additional cost savings that will enable us to effectively manage through the downturn caused by the COVID-19 pandemic. Phase 2 of the transformation restructuring plan builds on the initial strategy and the transformation restructuring plan announced in June 2019. Phase 2 of the transformation restructuring plan will begin immediately, and we expect a substantial majority of the restructuring activities to be completed within two years. We currently estimate we will incur total pre-tax restructuring charges of approximately $17.0 million to $18.0 million related to the initiatives under phase 2 of the transformation restructuring plan, with $14.0 million to $15.0 million expected to be recorded in fiscal year 2021, and the remainder in fiscal year 2022. The restructuring charges are expected to consist of approximately $9.0 million to $9.4 million for severance and other employee-related costs, $4.0 million to $4.3 million for facility costs, and $4.0 million to $4.3 million for lease and other asset impairment. The following is a summary of the activities we will be undertaking pursuant to phase 2 of the transformation restructuring plan:
•As part of the previously announced plan to consolidate manufacturing of all brands into one world-class global operations group, we are streamlining our manufacturing facilities by leveraging production capabilities across all facilities, establishing centers of excellence, and setting up processes to facilitate flexing of product between facilities in response to volume fluctuations. We are also reviewing our overall facility footprint to identify opportunities to reduce capacity and gain efficiencies.

•The Company will be reorganized into four market centric business units which are Workplace, Health, Hospitality and eBusiness.
•We will streamline our workforce to align with the new organizational structure and respond to lower volumes created by the COVID-19 pandemic, creating a more efficient organization to deliver on our Connect 2.0 strategy.
•On October 26, 2018, we acquired substantially all of the assets and assumed certain specified limited liabilities of David Edward Furniture, Inc. (“David Edward”), which is headquartered in Baltimore, Maryland. David Edward is a premier designer and manufacturer of contract furniture, sold in the health, corporate, education, and premium hospitality markets. David Edward products are generally specified by architects and sold primarily in the North American market. The David Edward product portfolio consists of classic and contemporary designs, focused primarily in the seating, tables, and ancillary furniture categories. In conjunction with the asset acquisition, we leased the two existing David Edward production facilities in Baltimore, Maryland and Red Lion, Pennsylvania. As part of our transformation restructuring plan we are consolidating the David Edward production facility in Red Lion, Pennsylvania into the Baltimore, Maryland facility. Our focus is on investing in new equipment and a redesigned layout in Baltimore that will allow us to substantially increase capacity, improve efficiency, reduce lead times, deliver on the high design, high quality products, and expand our Kimball Health Portfolio. See Note 3 - Acquisitions of Notes to Consolidated Financial Statements for additional information.
•With the current decline in the economy, we expect commodity prices to remain moderate, and we will continue to be exposed to fluctuations in transportation costs, which vary based upon freight carrier capacity and fuel prices. We utilize both steel and aluminum in our products, most of which is sourced domestically. The U.S. imposed tariffs on steel and aluminum and we have worked to offset increases in the cost of these materials through supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization, and price increases on our products.
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
•We expect to continue to invest in capital expenditures prudently, particularly for projects that will enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
•We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, was $170.5 million at June 30, 2020.

Results of Operations - Fiscal Year 2020 Compared to Fiscal Year 2019

	At or for the Year Ended
	June 30
(Amounts in Millions)	2020	2019	% Change
Net Sales	$727.9	$768.1	(5%)
Organic Net Sales*	723.9	768.1	(6%)
Gross Profit	250.8	254.6	(1%)
Selling and Administrative Expenses	187.9	204.1	(8%)
Restructuring Expense	8.5	0.9
Operating Income	54.4	49.5	10%
Operating Income %	7.5%	6.4%
Adjusted Operating Income *	$64.2	$53.1	21%
Adjusted Operating Income % *	8.8%	6.9%
Net Income	$41.1	$39.3	4%
Net Income as a Percentage of Net Sales	5.6%	5.1%
Adjusted Net Income *	47.9	41.6	15%
Diluted Earnings Per Share	$1.11	$1.06	5%
Adjusted Diluted Earnings Per Share *	$1.29	$1.12	15%
Return on Invested Capital **	37.5%	38.5%
Adjusted EBITDA *	$81.3	$69.5	17%
Adjusted EBITDA %*	11.2%	9.0%
Order Backlog **	$151.1	$161.7	(7%)
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements.
** Items indicated represent Key Performance Indicators.
See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Market
	Year Ended
	June 30
(Amounts in Millions)	2020	2019	% Change
Workplace	$435.4	$462.7	(6%)
Health	108.9	110.4	(1%)
Hospitality	183.6	195.0	(6%)
Total Net Sales	$727.9	$768.1	(5%)
The Workplace, Health and Hospitality end markets align with the reorganization which occurred at the beginning of fiscal year 2021. Our Workplace end market includes sales to the commercial, financial, government and education vertical markets.
Fiscal year 2020 consolidated net sales were $727.9 million compared to fiscal year 2019 consolidated net sales of $768.1 million, a 5% decrease. Organic net sales decreased $44.2 million, or 6%, year-over-year due to lower volume primarily in our workplace and hospitality end markets, which more than offset increased pricing. The declines in sales volumes in all three of our end markets were driven by the COVID-19 pandemic. Each of our end market sales levels can fluctuate depending on the mix of projects in a given period.
Order backlog at June 30, 2020 decreased 7%, when compared to the open order level as of June 30, 2019, driven by the COVID-19 pandemic. Open orders at a point in time may not be indicative of future sales trends.

Gross profit as a percent of net sales increased 140 basis points in fiscal year 2020 compared to fiscal year 2019, primarily due to increased product pricing and the savings realized from our transformation plan which were partially offset by the loss of leverage on the lower sales volumes and a shift in sales mix to lower margin products.
Selling and administrative expenses in fiscal year 2020 compared to fiscal year 2019 decreased 8%, and as a percent of net sales decreased 80 basis points. The reduction in selling and administrative expenses was driven by the savings benefit related to the transformation plan, lower commissions, lower incentive compensation resulting from lower earnings, and lower CEO transition expense which were partially offset by a prior year gain on the sale of assets which did not repeat in the current year.
In June 2019, we announced a transformation restructuring plan to optimize resources for future growth, improve efficiency, and build capabilities across our organization. The transformation restructuring plan has established a more cost-efficient structure to better align our operations with our long-term strategic goals. We recognized pre-tax restructuring expense of $8.5 million in fiscal year 2020 and $0.9 million in fiscal year 2019 related to our transformation restructuring plan. See Note 2 - Restructuring of Notes to Consolidated Financial Statements for further information on our transformation restructuring plan.
Other income (expense), net consisted of the following:

Other Income (Expense), net	Year Ended
	June 30
(Amounts in Thousands)	2020	2019
Interest Income	$1,641	$1,931
Interest Expense	(79)	(174)
Gain on Supplemental Employee Retirement Plan Investments	600	673
Other	(419)	(235)
Other Income (Expense), net	$1,743	$2,195
Our fiscal year 2020 effective tax rate of 26.9% was higher than the combined federal and state statutory rate primarily from the impact of nondeductible officer compensation which more than offset a $0.4 million research and development tax credit. Our fiscal year 2019 effective tax rate of 23.9% was less than the combined federal and state statutory rate in part due to a $0.3 million research and development tax credit.
Comparing our balance sheets as of June 30, 2020 to June 30, 2019, our accounts payable balance declined as our expenditures declined due to the COVID-19 pandemic. The $16.4 million decline in our accrued expenses line was due to our accrued incentive compensation and retirement profit sharing contribution accruals for fiscal year 2020 being lower than for fiscal year 2019, and our accrual for customer incentives was also lower for fiscal year 2020 as programs were altered due to COVID-19. The right-of-use operating lease assets and current and long-term operating lease liabilities lines are the result of implementing Accounting Standards Codification (ASC) 842 as of the beginning of our fiscal year 2020. See Note 5 - Leases of Notes to Consolidated Financial Statements for further information.
Results of Operations - Fiscal Year 2019 Compared to Fiscal Year 2018
For the comparison of fiscal years ended June 30, 2019 and June 30, 2018, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K filed August 27, 2019.
Liquidity and Capital Resources
Our total cash, cash equivalents, and short-term investments was $97.1 million at June 30, 2020 and $106.3 million at June 30, 2019. Cash flows from operations of $29.8 million were more than offset by capital expenditures, including capitalized software, of $21.1 million and the return of capital to shareholders in the form of dividends totaling $12.9 million and stock repurchases totaling $3.0 million during fiscal year 2020.
Working capital at June 30, 2020 was $123.1 million compared to working capital of $96.5 million at June 30, 2019. The current ratio was 2.1 and 1.7 at June 30, 2020 and June 30, 2019, respectively.
Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, totaled $170.5 million at June 30, 2020. At June 30, 2020, we had $1.6 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. We had no credit facility borrowings outstanding as of June 30, 2020 or June 30, 2019.

Cash Flows
The following table reflects the major categories of cash flows for fiscal years 2020 and 2019.

	Year Ended
	June 30
(Amounts in thousands)	2020	2019
Net cash provided by operating activities	$29,798	$64,967
Net cash provided by (used for) investing activities	$6,141	$(22,186)
Net cash used for financing activities	$(17,332)	$(22,265)
Cash Flows from Operating Activities
For fiscal years 2020 and 2019, net cash provided by operating activities was $29.8 million and $65.0 million, respectively, fueled by net income of $41.1 million and $39.3 million, respectively. Changes in working capital balances used $42.6 million of cash in fiscal year 2020 and provided $8.8 million of cash in fiscal year 2019.
The $42.6 million usage of cash from changes in working capital balances in fiscal year 2020 was partially due to the $17.9 million cash impact of a reduction in our accrued expenses balance as the cash incentive compensation and retirement profit sharing contribution accruals for fiscal year 2020 were lower than for fiscal year 2019 and our accrual for customer incentives were also lower for fiscal year 2020 as programs were altered due to COVID-19. In addition, the impact of COVID-19 drove an $8.3 million cash decrease in our accounts payable as our expenditures declined, a $5.2 million cash increase in our accounts receivable balance, and a $5.0 million cash reduction in customer deposits.
The $8.8 million of cash provided by changes in working capital balances in fiscal year 2019 was primarily driven by a combined $4.6 million increase in accrued annual cash incentive compensation and accrued retirement plan contributions and a $6.1 million reduction in prepaid income taxes.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the fiscal years ended June 30, 2020 and June 30, 2019 were 32 days and 28 days, respectively. The DSO increase was largely driven by the impacts of COVID-19 and customer payment patterns. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the fiscal years ended June 30, 2020 and June 30, 2019 were 50 and 44 days, respectively. Production slowdowns and reductions in shipments related to COVID-19 both contributed to the increase in PDSOH. We define PDSOH as the average of the monthly net inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During fiscal year 2020, we invested $25.0 million in available-for-sale securities, and $52.9 million matured. During fiscal year 2019, we invested $40.8 million in available-for-sale securities, and $42.4 million matured. Throughout fiscal year 2020 and 2019, our short-term investments included municipal bonds, certificates of deposit purchased in the secondary market, and U.S. Treasury and federal agency securities. During fiscal years 2020 and 2019, we reinvested $21.1 million and $21.0 million, respectively, into capital investments for the future. The capital investments both fiscal years 2020 and 2019 were primarily for facility improvements, such as renovations to our corporate headquarters, and various manufacturing equipment upgrades to increase automation in production facilities which is expected to yield future benefits. During fiscal year 2019 we received proceeds from the sale of assets net of selling expenses of $1.3 million, the majority of which related to the sale of a series of Internet protocol addresses and had cash outflow of $4.3 million for the David Edward acquisition.
Cash Flows from Financing Activities
We paid $12.9 million of dividends in fiscal year 2020 compared to paying $11.4 million of dividends in fiscal year 2019. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. We repurchased shares pursuant to a previously announced stock repurchase program, which drove cash outflow of $3.0 million in fiscal year 2020 and $9.1 million in fiscal year 2019.
Credit Facility
We maintain a $75.0 million credit facility with a maturity date of October 2024 that allows for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $150 million, subject to participating banks’ consent. The revolving loans under the Credit Agreement may consist of, at our election, advances in U.S. dollars or advances in any other currency that is agreed to by the lenders. The proceeds of the revolving loans are to be used for general corporate purposes including acquisitions. A portion of the credit facility, not to exceed $10 million of the principal amount, will be available for the issuance of letters of credit. At June 30, 2020, we had $1.6 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. At both June 30, 2020 and June 30, 2019, we had no borrowings outstanding.
The credit facility requires us to comply with certain debt covenants, the most significant of which are the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash equivalents on hand in excess of $15,000,000 provided that the maximum subtraction shall not exceed $35,000,000 to (b) adjusted consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, and may not be greater than 3.0 to 1.0. The fixed charge coverage ratio is defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, minus (v) if the Adjusted Leverage Ratio is greater than 1.00 to 1.00 for the then most recently ended four fiscal quarter period, repurchase of Equity Interests to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with U.S. GAAP, determined as of the end of each of our fiscal quarters for the trailing four fiscal quarters then ending, and may not be less than 1.10 to 1.00.We were in compliance with all debt covenants of the credit facility during fiscal year 2020.
The table below compares the adjusted leverage ratio and fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	June 30, 2020	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.38)	3.00	3.38
Fixed Charge Coverage Ratio	637.92	1.10	636.82
Future Liquidity
While we expect the impact of COVID-19 will continue to impact our sales levels, we believe our principal sources of liquidity from available funds on hand and short-term investments, cash generated from operations, and the availability of borrowing under our credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months. During fiscal year 2021, we also anticipate cash outflow of approximately $11 million related to the second phase of our transformation restructuring plan. During the fourth quarter of fiscal year 2020, our Board of Directors declared a quarterly dividend of $0.09 per share, which was paid in our first quarter of fiscal year 2021. Future cash dividends are subject to approval by our Board of Directors and may be adjusted as business needs or market conditions change. We will continue to evaluate market conditions in determining future share repurchases. At June 30, 2020, 2.5 million shares remained available under the repurchase program. During fiscal year 2021, we expect to continue investments in capital expenditures, particularly for projects such as machinery and equipment upgrades and automation, and potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, including reduced revenues from the COVID-19 pandemic, the impact of changes in tariffs, lack of availability of raw material components in the supply chain, loss of key contract customers, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.

Non-GAAP Financial Measures and Other Key Performance Indicators
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with U.S. GAAP in the statements of income, statements of comprehensive income, balance sheets, statements of cash flows, or statements of shareholders’ equity of the company. The non-GAAP financial measures used within this MD&A include (1) organic net sales, defined as net sales excluding the acquisition-related net sales during the periods for which there were no sales related to such acquisition in the comparable period; (2) adjusted operating income, defined as operating income excluding restructuring expenses, CEO transition costs, and market value adjustments related to our SERP liability; (3) adjusted operating income percentage, defined as adjusted operating income as a percentage of net sales; (4) adjusted net income, defined as net income excluding restructuring expenses and CEO transition costs; (5) adjusted diluted earnings per share, defined as diluted earnings per share excluding restructuring expenses and CEO transition costs; (6) adjusted EBITDA, defined as earnings before interest, taxes, depreciation, and amortization and excluding restructuring expenses and CEO transition costs; and (7) adjusted EBITDA percentage, defined as adjusted EBITDA as a percentage of net sales. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the tables below. Management believes it is useful for investors to understand and to be able to meaningfully trend, analyze and benchmark how our core operations performed without market value adjustments related to our SERP liability or expenses incurred in executing our transformation restructuring plan or our CEO transition. Many of our internal performance measures that management uses to make certain operating decisions exclude these expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators
(Amounts in Thousands, Except for Per Share Data)

Organic Net Sales Compared to the Prior Year	Fiscal Year Ended
June 30,
2020
Net Sales, as reported	$727,859
Less: David Edward acquisition net sales (1)	3,980
Organic Net Sales	$723,879
(1) Represents David Edward net sales for our fiscal year 2020 first quarter. This adjusts fiscal year 2020 sales to include the same number of quarters as we operated David Edward during fiscal year 2019.

Adjusted Operating Income	Fiscal Year Ended
	June 30,
	2020	2019
Operating Income, as reported	$54,387	$49,475
Add: Pre-tax Restructuring Expense	8,489	937
Add: Pre-tax Expense Adjustment to SERP Liability	600	673
Add: Pre-tax CEO Transition Costs	698	2,046
Adjusted Operating Income	$64,174	$53,131
Net Sales	$727,859	$768,070
Adjusted Operating Income %	8.8%	6.9%

Adjusted Net Income	Fiscal Year Ended
	June 30,
	2020	2019
Net Income, as reported	$41,054	$39,344
Pre-tax CEO Transition Costs	698	2,046
Tax on CEO Transition Costs	(180)	(527)
Add: After-tax CEO Transition Costs	518	1,519
Pre-tax Restructuring Expense	8,489	937
Tax on Restructuring Expense	(2,185)	(241)
Add: After-tax Restructuring Expense	6,304	696
Adjusted Net Income	$47,876	$41,559

Adjusted Diluted Earnings Per Share	Fiscal Year Ended
	June 30,
	2020	2019
Diluted Earnings Per Share, as reported	$1.11	$1.06
Add: After-tax CEO Transition Costs	0.01	0.04
Add: After-tax Restructuring Expense	0.17	0.02
Adjusted Diluted Earnings Per Share	$1.29	$1.12

Earnings Before Interest, Taxes, Depreciation, and Amortization and excluding Restructuring Expense and CEO Transition Costs (“Adjusted EBITDA”)
	Fiscal Year Ended
	June 30,
	2020	2019
Net Income	$41,054	$39,344
Provision for Income Taxes	15,076	12,326
Income Before Taxes on Income	56,130	51,670
Interest Expense	79	174
Interest Income	(1,641)	(1,931)
Depreciation	15,107	14,803
Amortization	2,402	1,777
Pre-tax CEO Transition Costs	698	2,046
Pre-tax Restructuring Expense	8,489	937
Adjusted EBITDA	$81,264	$69,476
Net Sales	$727,859	$768,070
Net Income %	5.6%	5.1%
Adjusted EBITDA %	11.2%	9.0%
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
Fair Value
During fiscal year 2020, no financial instruments were affected by a lack of market liquidity. Financial assets classified as level 1 assets were valued using readily available market pricing. For commercial paper and available-for-sale securities classified as level 2 assets, the fair values were determined based on market data using evaluated pricing models and incorporating available trade, bid, and other market information. We evaluated the inputs used to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. The investment in stock warrants and equity securities without readily determinable fair value of a privately-held company are classified as level 3 financial assets. The stock warrants are accounted for as a derivative instrument valued on a recurring basis considering the pricing of recent purchases or sales, if any, of the investment, as well as positive and negative qualitative evidence, while the equity securities without readily determinable fair value are accounted for as a cost-method investment which carries the securities at cost, except in the event of impairment.
See Note 14 - Fair Value of Notes to Consolidated Financial Statements for more information.

Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2020.

	Payments Due During Fiscal Years Ending June 30
(Amounts in Millions)	Total	2021	2022-2023	2024-2025	Thereafter
Recorded Contractual Obligations:
Long-Term Debt Obligations (a)	$0.1	$—	$0.1	$—	$—
Other Long-Term Liabilities Reflected on the Balance Sheet (b) (c)	18.9	5.3	3.7	3.0	6.9
Operating Leases (d)	24.5	5.0	9.0	6.6	3.9
Unrecorded Contractual Obligations:
Purchase Obligations (e)	60.3	36.7	13.1	7.8	2.7
Total	$103.8	$47.0	$25.9	$17.4	$13.5
(a)Refer to Note 11 - Long-Term Debt and Credit Facilities of Notes to Consolidated Financial Statements for more information regarding long-term debt obligations. Accrued interest is also included on the Long-Term Debt Obligations line. The fiscal year 2021 amount includes less than $0.1 million of long-term debt obligations due in fiscal year 2021, which were recorded as a current liability.
(b)The timing of payments of certain items included on the “Other Long-Term Liabilities Reflected on the Balance Sheet” line above is estimated based on the following assumptions:
•The timing of long-term SERP payments is estimated based on an assumed retirement age of 62 with payout based on the prior distribution elections of participants. The fiscal year 2021 amount includes $3.6 million for SERP payments recorded as current liabilities.
•The timing of severance plan payments is estimated based on the average remaining service life of employees. The fiscal year 2021 amount includes $0.2 million for employee transition payments related to the transformation restructuring plan and $0.5 million for severance payments, which were both recorded as current liabilities.
•The timing of warranty payments is estimated based on historical data. The fiscal year 2021 amount includes $1.0 million for short-term warranty payments recorded as a current liability.
(c)Excludes $1.8 million of long-term unrecognized tax benefits and associated accrued interest and penalties along with deferred tax liabilities and miscellaneous other long-term tax liabilities which are not tied to a contractual obligation and for which we cannot make a reasonably reliable estimate of the period of future payments.
(d)Refer to Note 5 - Leases of Notes to Consolidated Financial Statements for more information regarding operating leases. Variable lease expense is excluded from the operating lease obligations. Variable lease expense associated with our leases is dependent upon the occurrence of events, activities, or circumstances in lease agreements such as warehouse square footage utilized, property taxes assessed, and other non-lease component charges.
(e)Purchase Obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. The amounts listed above for purchase obligations include contractual commitments for items such as raw materials, supplies, capital expenditures, services, and software acquisitions/license commitments. Cancellable purchase obligations that we intend to fulfill are also included in the purchase obligations amount listed above through fiscal year 2025.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are limited to standby letters of credit and performance bonds. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 10 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for more information on the standby letters of credit and performance bonds. We do not have material exposures to trading activities of non-exchange traded contracts.

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
Inventory - Inventories are stated at the lower of cost or market value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. Inventories were valued using the last-in, first-out (“LIFO”) method for approximately 93% of consolidated inventories at both June 30, 2020 and June 30, 2019, and the remaining inventories were valued using the first-in, first-out (“FIFO”) method and average cost method. Inventory valued using the LIFO method requires judgement in the determination of appropriate indices used for evaluating price level changes and the application of indices to the various types of inventory within LIFO inventory pools. See Note 1 -Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further information regarding the LIFO calculation. As of June 30, 2020 and 2019, the LIFO reserve was $16.2 million and $16.3 million, respectively. Inventories recorded on our balance sheets are adjusted for excess and obsolete inventory. For inventory using the LIFO method, excess and obsolete inventory is determined based upon FIFO inventory values, but the LIFO reserve is adjusted to prevent recognizing excessive inventory reserves in total.
Self-insurance reserves - We are self-insured up to certain limits for automobile and general liability, workers’ compensation, and certain employee health benefits such as medical, short-term disability, and dental, with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors, including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information, along with certain assumptions about future events. Changes in assumptions for such matters as a result of increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2020 and June 30, 2019, our accrued liabilities for self-insurance exposure were $2.7 million and $3.8 million, respectively.

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

During the quarter ended June 30, 2020, as a result of a deterioration of our industry conditions and a decline in our forecasted revenues driven by the COVID-19 pandemic, we quantitatively tested our goodwill for impairment, and concluded no impairment of goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. During fiscal years 2020 and 2019, no goodwill impairment was recognized. At both June 30, 2020 and June 30, 2019, goodwill totaled $11.2 million.
New Accounting Standards
See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for information regarding New Accounting Standards.
Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk: We hold an investment portfolio of available-for-sale securities, comprised of certificates of deposit purchased in the secondary market and valued at $5.3 million as of June 30, 2020. Our investment policy dictates that certificates of deposit must be Federal Deposit Insurance Corporation insured, and other investments we may hold such as municipal bonds and U.S. Treasury and federal agency securities must be investment grade quality. These securities are fixed income instruments and will decline in value if market interest rates increase. A hypothetical 100 basis point increase in an annual period in market interest rates from levels at June 30, 2020 would cause the fair value of these investments to decline by an immaterial amount. Further information on investments is provided in Note 16 - Investments of Notes to Consolidated Financial Statements.
We also hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in equity securities without readily determinable fair value and $1.5 million in stock warrants. The fair value of the investment may fluctuate due to events and changes in circumstances, but we have incurred no impairment during fiscal years 2020 or 2019.
Commodity Risk: We are exposed to market risk with respect to commodity price fluctuations for components used in the manufacture of our products, primarily related to wood and wood-related components, steel, aluminum, and plastics. These components are impacted by global pricing pressures and general economic conditions. The U.S. imposed tariffs on steel and aluminum and if further tariffs are assessed the landed cost of our products could increase materially, which would reduce our net income if we are unable to mitigate the additional cost. We strive to offset increases in the cost of these materials through supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization, and price increases on our products. We are also exposed to fluctuations in transportation costs, which vary based upon freight carrier capacity and fuel prices. Transportation costs are managed by optimizing logistics and supply chain planning, and increasing prices on our products.
Foreign Exchange Rate Risk: We have minimal foreign currency risk and held no derivative securities to hedge foreign currency risk as of June 30, 2020 and June 30, 2019.

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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2020.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included herein.

/s/ KRISTINE L. JUSTER
Kristine L. Juster
Chief Executive Officer
August 28, 2020

/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder
Executive Vice President,
Chief Financial Officer
August 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Kimball International, Inc.
Jasper, Indiana
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity, for each of the three years in the period ended June 30, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory – Last-In, First-Out Reserve — Refer to Notes 1 and 8 to the financial statements
Critical Audit Matter Description
The Company recognizes a substantial portion of its inventory using the last-in, first-out (“LIFO”) method. There is judgment inherent in management's determination of the appropriate indices to use for evaluating price level changes relevant to the determination of the LIFO cost of inventory at each period-end. Further, there is inherent complexity in the accounting for the interaction between the determination of the LIFO reserve and other aspects of inventory valuation such as the analysis of excess and obsolete inventories and the evaluation of lower of cost or market adjustment.
The LIFO reserve is calculated under the inventory price index computation method in which inventory items are grouped by pools and are priced in terms of each pool’s aggregate base year cost. The result is compared with each pool's aggregate base year cost as of the end of the prior year to determine whether the inventory level of each LIFO pool has increased or whether a portion of the inventory has been liquidated. The determination of the pool’s base year costs involves judgement, particularly as it relates to the process of determining the appropriate indices to apply to the various inventory types within the inventory pools. Additionally, there is judgment involved in determining whether the ending LIFO reserve is sufficient to conclude the inventory is valued at the lower of cost or market. As of June 30, 2020, the LIFO reserve was $16.2 million offset against $66.0 million of FIFO inventory, resulting in net inventory of $49.9 million.
We identified the LIFO reserve as a critical audit matter because of the judgments necessary to determine the appropriate indices for evaluation of price level changes and due to the complexity of interaction between the determination of the LIFO reserve, the excess and obsolete inventory and the lower of cost or market adjustments. This required significant audit effort due to a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing the appropriateness of the LIFO reserve included the following, among others:
•We tested the effectiveness of the control over the LIFO reserve calculation, including management’s control over the key inputs of the calculation for inventory valuation.
•We obtained management’s LIFO reserve calculation and performed the following:
–Evaluated the reconciliation of the gross inventory balances used within the LIFO reserve calculation to the inventory subledger and general ledger.
–For a sample of individual inventory items, tested the completeness and accuracy of the LIFO reserve calculation by evaluating whether the selected items were included in the LIFO reserve calculation and in the appropriate category based on their assigned index.
–For a sample of individual inventory items, tested the appropriateness of the assigned index for each selected inventory part by comparing such index category against the nature of the material based on documentary evidence and corroboration with individuals outside of the accounting department.
–Tested the mathematical accuracy of management’s LIFO pool calculation and the aggregation of the pools to arrive at the final LIFO reserve.
–Evaluated the Company’s position regarding the adequacy of the excess and obsolete inventory adjustments in comparison to the LIFO reserve in order to record inventory at the lower of cost or market.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 28, 2020
We have served as the Company's auditor since 2002.

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	June 30, 2020	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$91,798	$73,196
Short-term investments	5,294	33,071
Receivables, net of allowances of $2,574 and $1,321, respectively	68,365	63,120
Inventories	49,857	46,812
Prepaid expenses and other current assets	16,869	13,105
Assets held for sale	215	281
Total current assets	232,398	229,585
Property and Equipment, net of accumulated depreciation of $193,641 and $185,865, respectively	92,041	90,671
Right-of-use Operating Lease Assets	16,461	—
Goodwill	11,160	11,160
Other Intangible Assets, net of accumulated amortization of $40,442 and $38,320, respectively	13,949	12,108
Deferred Tax Assets	7,485	8,722
Other Assets	12,773	12,420
Total Assets	$386,267	$364,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$27	$25
Accounts payable	40,229	47,916
Customer deposits	19,649	24,611
Current portion of operating lease liability	4,886	—
Dividends payable	3,454	3,038
Accrued expenses	41,076	57,494
Total current liabilities	109,321	133,084
Other Liabilities:
Long-term debt, less current maturities	109	136
Long-term operating lease liability	16,610	—
Other	15,431	14,956
Total other liabilities	32,150	15,092
Shareholders’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 193,000 and 251,000, respectively	10	12
Class B - Shares authorized: 100,000,000 Shares issued: 42,830,000 and 42,773,000, respectively	2,141	2,139
Additional paid-in capital	3,770	3,570
Retained earnings	305,024	277,391
Accumulated other comprehensive income	2,137	1,937
Less: Treasury stock, at cost, 6,110,000 shares and 6,212,000 shares, respectively	(68,286)	(68,559)
Total Shareholders’ Equity	244,796	216,490
Total Liabilities and Shareholders’ Equity	$386,267	$364,666
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2020	2019	2018
Net Sales	$727,859	$768,070	$704,554
Cost of Sales	477,098	513,518	468,923
Gross Profit	250,761	254,552	235,631
Selling and Administrative Expenses	187,885	204,140	184,568
Restructuring Expense	8,489	937	—
Operating Income	54,387	49,475	51,063
Other Income (Expense):
Interest income	1,641	1,931	1,057
Interest expense	(79)	(174)	(221)
Non-operating income	932	978	953
Non-operating expense	(751)	(540)	(527)
Other income (expense), net	1,743	2,195	1,262
Income Before Taxes on Income	56,130	51,670	52,325
Provision for Income Taxes	15,076	12,326	17,886
Net Income	$41,054	$39,344	$34,439

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$1.11	$1.07	$0.92
Diluted Earnings Per Share	$1.11	$1.06	$0.92

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	36,883	36,842	37,314
Average Number of Shares Outstanding - Diluted	37,037	37,064	37,494
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2020			Year Ended June 30, 2019			Year Ended June 30, 2018
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$41,054			$39,344			$34,439
Other comprehensive income (loss):
Available-for-sale securities	$12	$(3)	$9	$73	$(19)	$54	$(11)	$3	$(8)
Postemployment severance actuarial change	596	(154)	442	484	(124)	360	895	(296)	599
Derivative gain (loss)	—	—	—	(11)	2	(9)	(10)	3	(7)
Reclassification to (earnings) loss:
Available-for-sale securities	—	—	—	—	—	—	4	(1)	3
Amortization of actuarial change	(338)	87	(251)	(404)	104	(300)	(260)	84	(176)
Derivatives	—	—	—	21	(5)	16	—	—	—
Other comprehensive income (loss)	$270	$(70)	$200	$163	$(42)	$121	$618	$(207)	$411
Total comprehensive income			$41,254			$39,465			$34,850

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$41,054	$39,344	$34,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,107	14,803	13,701
Amortization	2,402	1,777	1,769
Loss (Gain) on sales of assets	81	(1,117)	(2,050)
Restructuring and asset impairment charges	4,493	—	—
Deferred income tax and other deferred charges	1,206	(3,807)	9,082
Stock-based compensation	4,919	6,617	4,179
Other, net	3,096	(1,456)	984
Change in operating assets and liabilities:
Receivables	(5,247)	(338)	(5,746)
Inventories	(3,045)	(4,505)	8
Prepaid expenses and other current assets	(3,105)	4,894	(6,741)
Accounts payable	(8,341)	(1,298)	3,062
Customer deposits	(4,962)	2,480	(2,347)
Accrued expenses	(17,860)	7,573	(3,474)
Net cash provided by operating activities	29,798	64,967	46,866
Cash Flows From Investing Activities:
Capital expenditures	(17,551)	(19,693)	(21,575)
Proceeds from sales of assets	84	1,291	5,817
Cash paid for acquisitions	—	(4,288)	(18,201)
Purchases of capitalized software	(3,525)	(1,278)	(724)
Purchases of available-for-sale securities	(24,977)	(40,778)	(42,497)
Maturities of available-for-sale securities	52,884	42,406	42,839
Other, net	(774)	154	(423)
Net cash provided by (used for) investing activities	6,141	(22,186)	(34,764)
Cash Flows From Financing Activities:
Payments on long-term debt	(25)	(23)	(27)
Dividends paid to shareholders	(12,921)	(11,435)	(10,084)
Repurchases of Common Stock	(3,004)	(9,132)	(8,936)
Repurchase of employee shares for tax withholding	(1,382)	(1,675)	(2,822)
Net cash used for financing activities	(17,332)	(22,265)	(21,869)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash (1)	18,607	20,516	(9,767)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year (1)	73,837	53,321	63,088
Cash, Cash Equivalents, and Restricted Cash at End of Year (1)	$92,444	$73,837	$53,321
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

(Amounts in Thousands)	June 30, 2020	June 30, 2019	June 30, 2018	June 30, 2017
Cash and Cash Equivalents	$91,798	$73,196	$52,663	$62,882
Restricted Cash Included in Other Assets	646	641	658	206
Total Cash, Cash Equivalents, and Restricted Cash at End of Year	$92,444	$73,837	$53,321	$63,088
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Class A	Class B
Amounts at June 30, 2017	$14	$2,137	$2,971	$230,763	$1,115	$(60,796)	$176,204
Net income				34,439			34,439
Other comprehensive income (loss)					411		411
Issuance of non-restricted stock (39,000 shares)			(624)			624	—
Conversion of Class A to Class B common stock (16,000 shares)	(1)	1					—
Compensation expense related to stock incentive plans			4,179				4,179
Performance share issuance (226,000 shares)			(2,261)	(4,463)		4,622	(2,102)
Restricted share units issuance (58,000 shares)			(1,101)			760	(341)
Relative total shareholder return performance units issuance (38,000 shares)			(1,283)			957	(326)
Reclassification of change in enacted income tax rate to retained earnings				(290)	290		—
Repurchase of Common Stock (536,000 shares)						(8,936)	(8,936)
Dividends declared ($0.28 per share)				(10,504)			(10,504)
Amounts at June 30, 2018	$13	$2,138	$1,881	$249,945	$1,816	$(62,769)	$193,024
Net income				39,344			39,344
Other comprehensive income (loss)					121		121
Issuance of non-restricted stock (42,000 shares)			(563)			552	(11)
Conversion of Class A to Class B common stock (13,000 shares)	(1)	1					—
Compensation expense related to stock incentive plans			6,617				6,617
Performance share issuance (81,000 shares)			(1,717)			1,061	(656)
Restricted share units issuance (106,000 shares)			(2,125)			1,379	(746)
Relative total shareholder return performance units issuance (27,000 shares)			(523)			350	(173)
Repurchase of Common Stock (567,000 shares)						(9,132)	(9,132)
Dividends declared (0.32 per share)				(11,898)			(11,898)
Amounts at June 30, 2019	$12	$2,139	$3,570	$277,391	$1,937	$(68,559)	$216,490
Net income				41,054			41,054
Other comprehensive income (loss)					200		200
Issuance of non-restricted stock (34,000 shares)			(440)			440	—
Conversion of Class A to Class B common stock (58,000 shares)	(2)	2	(21)			21	—
Compensation expense related to stock incentive plans			5,454				5,454
Performance share issuance (67,000 shares)			(1,391)			879	(512)
Restricted share units issuance (99,000 shares)			(1,768)			1,313	(455)
Relative total shareholder return performance units issuance (48,000 shares)			(954)			624	(330)
Reclassification of equity-classified awards			(680)				(680)
Repurchase of Common Stock (146,000 shares)						(3,004)	(3,004)
Dividends declared ($0.36 per share)				(13,421)			(13,421)
Amounts at June 30, 2020	$10	$2,141	$3,770	$305,024	$2,137	$(68,286)	$244,796
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.
Operating Segments: We sell a portfolio of furniture products and services under three predominant brands: Kimball, National, and Kimball Hospitality. We consider each of the three predominant brands to be operating segments which aggregate into one reportable segment. The brands operate within three end markets, selling to similar types of customers. Our products and services are similar in nature and utilize similar production and distribution processes. Our three brands share similar long-term economic characteristics.
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
Short-Term Investments: Short-term investments generally consist primarily of municipal bonds, certificates of deposit purchased in the secondary market, and U.S. Treasury and federal agency securities. Municipal bonds include general obligation bonds and revenue bonds, some of which are pre-refunded. U.S. Treasury securities represent Treasury Bills and Notes of the U.S. government. Federal agency securities represent debt securities of a U.S. government sponsored agency, some of which are callable. Our investment policy dictates that municipal bonds and U.S. Treasury and federal agency securities must be investment grade quality. Our secondary market certificates of deposit are classified as investment securities, being purchased in the secondary market through a broker and available to be sold in the secondary market. All certificates of deposit are FDIC insured. All investments have maturities exceeding three months and are classified as available-for-sale securities which are recorded at fair value. Unrealized losses on available-for-sale securities are recognized in earnings when there is intent to sell or it is likely to be required to sell before recovery of the loss, or when the available-for-sale securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax-related effect as a component of Shareholders’ Equity.
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
Inventories: Inventories are stated at the lower of cost or market value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. Inventory cost was determined using the last-in, first-out (“LIFO”) method for approximately 93% of consolidated inventories at both June 30, 2020 and June 30, 2019, respectively. The remaining inventories were valued using the first-in, first-out (“FIFO”) method and average cost method.
The cost of inventory valued under the LIFO method is calculated using the inventory price index computation (“IPIC”) method, in which external indexes are used to calculate inflation for the purpose of valuing LIFO inventories. Under this method, inventory is grouped into LIFO pools consisting of inventory with similar productive activities, including methods of obtaining, processing, and selling inventory. A cumulative inflation index is computed for each LIFO pool, calculated as the weighted average inflation rate of the various inventory categories making up the pool. Our source of LIFO inflation indices is the producer price index (“PPI”) published by the U.S. Bureau of Labor Statistics. We assign PPI categories to similar types of inventory items in order to measure inflation for each type of inventory. The pools’ cumulative indexes are used to deflate the inventory current-year cost to base period prices, which is then compared to the prior year’s inventory valued at base period prices. If the current year’s inventory at base is greater than the previous year’s inventory at base, the increment is multiplied by the pool cumulative inflation index to price the LIFO layer. If the current year’s inventory at base is less than the previous year’s inventory at base, the decrement erodes a previous LIFO layer and is priced using the index originally used to price the layer. A LIFO reserve is calculated as the difference between the FIFO value and the total computed LIFO layers. The LIFO reserve reduces the value of FIFO inventory to LIFO cost. During periods of rising prices, the LIFO method generally results in higher current costs being charged against income while lower costs are retained in inventories. Conversely, during periods of decreasing prices, the LIFO method generally results in lower current costs being charged against income and higher stated inventories.
Inventories are adjusted for excess and obsolete inventory. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines. For inventory using the LIFO method, excess and obsolete inventory is determined based upon FIFO inventory values, but the LIFO reserve is adjusted to prevent recognizing excessive inventory reserves in total.
Property, Equipment, and Depreciation: Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful life of the assets using the straight-line method for financial reporting purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Major maintenance activities and improvements are capitalized; other maintenance, repairs, and minor renewals are expensed. Depreciation and expenses for maintenance, repairs and minor renewals are included in both the Cost of Sales line and the Selling and Administrative Expenses line of the Consolidated Statements of Income.
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
Goodwill and Other Intangible Assets: Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Goodwill is assigned to and the fair value is tested at the reporting unit level. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test which compares the carrying value of the reporting unit to the reporting unit’s fair value to identify impairment. Under the quantitative assessment, if the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. During the quarter ended June 30, 2020, as a result of a deterioration of our industry conditions and a decline in our forecasted revenues driven by the COVID-19 pandemic, we quantitatively tested our goodwill for impairment, and concluded no impairment of goodwill. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. During fiscal years 2020, 2019, and 2018, no goodwill impairment was recognized.
During fiscal year 2019, we recorded $2.1 million in goodwill from the acquisition of David Edward. During fiscal year 2018, we recorded goodwill and other intangible assets of $8.8 million and $10.7 million, respectively, from the acquisition of D’style, Inc. (“D’style”). We recorded an additional $0.2 million of goodwill during fiscal year 2019 as a result of a working capital adjustment related to the acquisition of D’style. See Note 3 - Acquisitions of Notes to Consolidated Financial Statements for more information on these acquisitions.
Other Intangible Assets reported on the Consolidated Balance Sheets consist of capitalized software, customer relationships, trade names, and non-compete agreements. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. As a result of a deterioration of our industry conditions and a decline in our forecasted revenues driven by the COVID-19 pandemic, we assessed our customer relationship intangible assets for impairment, and concluded no impairment. A summary of intangible assets subject to amortization is as follows:

	June 30, 2020			June 30, 2019
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$43,671	$37,566	$6,105	$39,708	$36,662	$3,046
Customer Relationships	7,050	1,871	5,179	7,050	1,030	6,020
Trade Names	3,570	952	2,618	3,570	595	2,975
Non-Compete Agreements	100	53	47	100	33	67
Other Intangible Assets	$54,391	$40,442	$13,949	$50,428	$38,320	$12,108
During fiscal years 2020, 2019, and 2018, amortization expense of other intangible assets was, in thousands, $2,402, $1,777, and $1,769, respectively. Amortization expense in future periods is expected to be, in thousands, $2,679, $2,222, $1,828, $1,581, and $1,431 in the five years ending June 30, 2025, and $4,208 thereafter. The estimated useful life of capitalized software ranges from 2 to 10 years. The amortization period for customer relationship intangible assets is 20 years. The estimated useful life of trade names is 10 years. The estimated useful life of non-compete agreements is 5 years.
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
Research and Development: The costs of research and development are expensed as incurred. Research and development costs were approximately, in millions, $5, $6, and $7 in fiscal years 2020, 2019, and 2018, respectively.
Advertising: Advertising costs are expensed as incurred. Advertising costs, included in selling and administrative expenses were, in millions, $4.1, $4.9, and $5.8, in fiscal years 2020, 2019, and 2018, respectively.
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
Concentrations of Credit Risk: Certain business and credit risks are inherent in our business. We currently have notes receivable from independent dealership financing and other miscellaneous notes receivable. At June 30, 2020 and 2019, $1.3 million and $1.1 million, respectively, were outstanding under the notes receivable. The credit risk associated with receivables is disclosed in Note 21 - Credit Quality and Allowance for Credit Losses of Notes Receivable of Notes to Consolidated Financial Statements.
Off-Balance Sheet Risk: Our off-balance sheet arrangements are limited to standby letters of credit and performance bonds entered into in the normal course of business as described in Note 10 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.
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
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants purchased during fiscal year 2017. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Consolidated Balance Sheets. See Note 15 - Derivative Instruments of Notes to Consolidated Financial Statements for more information on derivative instruments and hedging activities.

Stock-Based Compensation: As described in Note 13 - Stock Compensation Plans of Notes to Consolidated Financial Statements, we maintain a stock-based compensation plan which allows for the issuance of stock unit awards, restricted stock awards, stock options, stock appreciation rights, and other stock-based awards, each of which may include performance-based conditions, to certain employees, non-employee directors, consultants, and advisors. We recognize the cost resulting from share-based payment transactions using a fair-value-based method. The estimated fair value of outstanding performance shares and restricted share units is based on the stock price at the date of the grant. For performance shares, the price is reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The estimated fair value of outstanding relative total shareholder return performance units (“RTSR”) is based on the grant date fair value of RTSR awards using a Monte Carlo simulation which includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. Stock-based compensation expense is recognized for the portion of the awards that are ultimately expected to vest. Forfeitures are recognized as they occur.
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
In February 2016, the FASB issued guidance that revises the accounting for leases. The guidance is intended to improve financial reporting of leasing transactions by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Leases will continue to be classified as either operating or finance leases, with the classification affecting the pattern of expense recognition in the statement of income. The guidance also requires additional disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued additional guidance for land easements which permits entities to forgo the evaluation of existing land easement arrangements to determine if they contain a lease. New land easement arrangements, or modifications to existing arrangements, after the adoption of the lease standard will be evaluated to determine if they meet the definition of a lease. In July 2018, the FASB amended the new standard to clarify certain aspects of the guidance, and they also issued another new standard in July 2018 that allows the option to apply the transition provisions at the adoption date instead of at the earliest comparative period in the consolidated financial statements. In March 2019, the FASB issued clarifying guidance regarding interim transition disclosures. We adopted this lease guidance as of the beginning of our fiscal year 2020. We have assessed our portfolio of leases and compiled a central repository of leases, recording a right-of-use asset and a lease liability for all leases with a lease term of greater than twelve months. All changes required by the new standard, including accounting policies, controls, and disclosures, have been identified and implemented. See Note 5 - Leases of Notes to Consolidated Financial Statements for additional information.
Recently Issued Accounting Pronouncements Not Yet Adopted:
In August 2018, the FASB issued guidance on a customer’s accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The guidance is effective for our first quarter of fiscal year 2021. Entities can choose to adopt the guidance prospectively to eligible costs incurred on or after the date this guidance is first applied or retrospectively. We do not expect the adoption to have a material effect on our consolidated financial statements.
In August 2018, the FASB issued guidance which changes the fair value measurement disclosure requirements. The guidance modifies and removes certain disclosures related to the fair value hierarchy, and adds new disclosure requirements such as disclosing the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for our first quarter of fiscal year 2021 and should be applied retrospectively except for certain disclosures. We do not expect the adoption to have a material effect on our consolidated financial statements.
In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. Under the guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The guidance is also intended to reduce the complexity by decreasing the number of credit impairment models that entities use to account for debt instruments. In May 2019, the FASB amended the new standard to allow entities to elect the fair value option on certain financial instruments that were previously recorded at amortized cost. In November 2019, the FASB amended the new standard to extend the disclosure relief for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis. The guidance is effective for our first quarter of fiscal year 2021. We do not expect the adoption to have a material effect on our consolidated financial statements.

Note 2   Restructuring
During fiscal years 2020 and 2019, we recognized $8.5 million and $0.9 million, respectively of pre-tax restructuring expense. We had no restructuring activity in fiscal year 2018.
We utilized available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring is included in the Restructuring Expense line item on our Consolidated Statements of Income.
Transformation Restructuring Plan:
In June 2019, we announced a transformation restructuring plan to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe the transformation restructuring plan has established a more cost-efficient structure to better align our operations with our long-term strategic goals. The transformation restructuring plan includes the following:
•We reviewed our overall manufacturing facility footprint to reduce excess capacity and gain efficiencies by centralizing manufacturing operations. We have ceased operations at a leased seating manufacturing facility in Martinsville, Virginia, consolidated a David Edward production facility in Red Lion, Pennsylvania into our Baltimore, Maryland facility.
•The creation of center-led functions for finance, human resources, information technology and legal functions resulted in the standardization of processes and the elimination of duplication. In addition, we centralized our supply chain efforts to maximize supplier value and plan to drive more efficient practices and operations within our logistics function.
•Kimball brand selling resources were reallocated to higher-growth markets. We also ceased use of four leased furniture showrooms across our brands during the first quarter of fiscal year 2020 and recognized impairment of the lease and associated leasehold improvements. Additional impairment was recognized in our fourth quarter due to degradation of sublease assumptions resulting from the current economic environment.
We estimate that the total pre-tax restructuring charges upon completion of the plan will be approximately $11.4 million. The restructuring charges are expected to consist of approximately $3.6 million for severance and other employee-related costs, $3.7 million for facility exit and other costs, and $4.1 million for asset impairment. Approximately 60% of the total cost estimate is expected to be cash expense.
A summary of the charges recorded in connection with the transformation restructuring plan is as follows:

	Year Ended		Charges Incurred to Date
(Amounts in Thousands)	June 30, 2020	June 30, 2019
Cash-related restructuring charges:
Severance and other employee related costs	$2,159	$663	$2,822
Facility exit costs and other cash charges	1,837	203	2,040
Total cash-related restructuring charges	$3,996	$866	$4,862
Non-cash charges:
Transition stock compensation	654	71	725
Impairment of assets	3,690	—	3,690
Other non-cash charges	149	—	149
Total non-cash charges	$4,493	$71	$4,564
Total charges	$8,489	$937	$9,426

A summary of the current period activity in accrued restructuring related to the transformation restructuring plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs	Other costs	Total
Balance at June 30, 2019	$619	$203	$822
Additions charged to expense	2,716	444	3,160
Cash payments charged against reserve	(2,792)	(582)	(3,374)
Non-cash adjustments	(376)	—	(376)
Balance at June 30, 2020	$167	$65	$232
Transformation Restructuring Plan Phase 2:
In August 2020, we announced the next phase of our transformation restructuring plan that will align our business units to a new market-centric orientation and is expected to yield additional cost savings that will enable us to effectively manage through the downturn caused by the COVID-19 pandemic. Phase 2 of the transformation restructuring plan builds on the initial strategy and the transformation restructuring plan announced in June 2019. The following is a summary of the activities we will be undertaking pursuant to phase 2 of the transformation restructuring plan:
•As part of the previously announced plan to consolidate manufacturing of all brands into one world-class global operations group, we are streamlining our manufacturing facilities by leveraging production capabilities across all facilities, establishing centers of excellence, and setting up processes to facilitate flexing of product between facilities in response to volume fluctuations. We are also reviewing our overall facility footprint to identify opportunities to reduce capacity and gain efficiencies.
•The Company will be reorganized into four market centric business units of Workplace, Health, Hospitality and eBusiness.
•We will streamline our workforce to align with the new organizational structure and respond to lower volumes created by the COVID-19 pandemic, creating a more efficient organization to deliver on our Connect 2.0 strategy.
Phase 2 of the transformation restructuring plan will begin in the first quarter of our fiscal year 2021, and we expect a substantial majority of the underlying activities of these aforementioned actions to be completed within two years.
We currently estimate the transformation restructuring plan will incur total pre-tax restructuring charges of approximately $17.0 million to $18.0 million related to the initiatives under phase 2 of the transformation restructuring plan, with $14.0 million to $15.0 million expected to be recorded in fiscal year 2021, and the remainder in fiscal year 2022. The restructuring charges are expected to consist of approximately $9.0 million to $9.4 million for severance and other employee-related costs, $4.0 million to $4.3 million for facility costs, and $4.0 million to $4.3 million for lease and other asset impairment. Approximately 75% of the total cost estimate is expected to be cash expense.
Note 3 Acquisitions
David Edward Furniture, Inc. (“David Edward”)
On October 26, 2018, we acquired substantially all the assets and assumed certain specified limited liabilities of David Edward headquartered in Baltimore, Maryland. David Edward is a premier designer and manufacturer of contract furniture, sold in the health, corporate, education, and premium hospitality markets. The David Edward product portfolio consists of classic and contemporary designs, focused primarily in the seating, tables, and ancillary furniture categories. In conjunction with the asset acquisition, we leased two existing David Edward production facilities in Baltimore, Maryland and Red Lion, Pennsylvania. As part of our transformation restructuring plan, we consolidated the David Edward production facility in Red Lion, Pennsylvania into our Baltimore, Maryland facility near the end of our fiscal year 2020. The acquisition purchase price totaled $4.3 million and was final as of June 30, 2019. Assets acquired were $6.6 million, which included $2.1 million of goodwill, and liabilities assumed were $2.4 million. The operating results of this acquisition are included in our consolidated financial statements beginning on October 26, 2018. For the years ended June 30, 2020 and June 30, 2019, net sales and net loss related to David Edward were immaterial. Direct costs of the acquisition for the year ended June 30, 2019, of approximately $0.5 million, were expensed as incurred and were included on the Selling and Administrative Expenses line of our Consolidated Statements of Income. Pro forma results of operations for the David Edward acquisition have not been presented as they were not significant to our results of operations.

D’style
During the second quarter of fiscal year 2018, we acquired certain assets of D’style, Inc. (“D’style”), headquartered in Chula Vista, California. This acquisition expanded our reach into hospitality public space areas and added an attractive product portfolio of solutions for the residential market through the acquired Allan Copley Designs brand. These offerings enable us to take advantage of the trend where hospitality, residential and commercial designs are merging. As part of this acquisition, we also acquired all of the capital stock of Diseños de Estilo S.A. de C.V. headquartered in Tijuana, Mexico, another member of the D’style group which manufactures exclusively for D’style, strengthening our North American manufacturing footprint and serving as a distribution channel to the Mexico and Latin America hospitality markets. The cash paid for the acquisition totaled $18.2 million. Assets acquired were $24.1 million, which included $9.0 million of goodwill, and liabilities assumed were $4.2 million. An earn-out of up to $2.2 million was contingent based upon fiscal year 2018 and 2019 D’style, Inc. operating income compared to a predetermined target for each fiscal year. An earn-out of $0.4 million was paid in each of fiscal years 2020 and 2019 based on both fiscal years 2019 and 2018 D’style operating income, respectively.

Consideration
(Amounts in Thousands)
Cash	$18,201
Contingent earn-out — fair value at acquisition date	1,680
Fair value of total consideration	$19,881
As of the acquisition date the fair value of the earn-out was $1.7 million. At June 30, 2018, the fair value of the contingent earn-out liability was adjusted to $1.1 million, resulting in a $0.6 million pre-tax gain, recognized as a $0.8 million pre-tax gain included in Selling and Administrative Expenses, offset in part by $0.2 million of Interest Expense attributable to an adjustment of the contingent earn-out liability. At June 30, 2019, the fair value of the contingent earn-out liability was adjusted to $0.4 million due to a payment of $0.4 million and an adjustment of $0.3 million of pre-tax income within Selling and Administrative Expenses which was partially offset by Interest Expense. The $0.4 million earn-out was paid in the quarter ended September 30, 2019.
The operating results of this acquisition are included in our consolidated financial statements beginning on November 6, 2017. For the years ended June 30, 2020 and June 30, 2019, net sales and net income (loss) were immaterial. Direct costs of the acquisition for the year ended June 30, 2018, of approximately $0.8 million, were expensed as incurred and were included on the Selling and Administrative Expenses line of our Consolidated Statements of Income.
Pro forma results of operations for the D’style acquisition have not been presented as they were not significant to our results of operations.
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
The following summarizes our goodwill activity:

Goodwill
(Amounts in Thousands)
Goodwill - June 30, 2018	$8,824
Goodwill - David Edward, at acquisition date	1,960
Adjustments to purchase price allocation - David Edward	151
Adjustments to purchase price allocation - D’style	225
Goodwill - June 30, 2019 and 2020	$11,160

Note 4 Revenue
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
We provide an assurance-type warranty that guarantees our product complies with agreed-upon specifications. This warranty is not sold separately and does not convey any additional services to the customer; therefore, our warranty is not considered a separate performance obligation. We estimate the costs that may be incurred under warranties and record a liability at the time product revenue is recognized. See Note 10 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements for additional information on warranty obligations.
Disaggregation of Revenue
The following table provides information about revenue by end market:

	Year Ended
	June 30
(Amounts in Millions)	2020	2019	2018
Workplace	$435.4	$462.7	$449.3
Health	108.9	110.4	88.6
Hospitality	183.6	195.0	166.7
Total Net Sales	$727.9	$768.1	$704.6
We report revenue under a single aggregated reportable segment consisting of three operating segments which have similar products and services in nature, utilize similar production and distribution processes, and share similar long-term economic characteristics.
Contract Balances
Receivables in the Consolidated Balance Sheets represent the amount of consideration to which we are entitled in exchange for the goods or services sold to our customers, net of allowances for doubtful accounts. Receivables are recorded when the right to consideration from the customer becomes unconditional, which is generally upon billing or upon satisfaction of a performance obligation, whichever is earlier. For the years ended June 30, 2020, June 30, 2019, and June 30, 2018, impairment losses on doubtful accounts receivable were $1.4 million, $0.5 million, and $0.0 million, respectively.

We also receive deposits from certain customers before revenue is recognized, resulting in the recognition of a contract liability reported as Customer Deposits in the Consolidated Balance Sheets. Changes in the customer deposits during fiscal years 2020 and 2019 were as follows:

(Amounts in Millions)	2020	2019
Balance at the beginning of the year	$24.6	$21.3
Increases due to deposits received, net of other adjustments	105.4	116.6
Revenue recognized	(110.4)	(113.3)
Balance at the end of the year	$19.6	$24.6
Customer deposits are typically utilized within a year of the receipt of the deposit. The amount of revenue recognized during the year ended June 30, 2020 that was included in the June 30, 2019 customer deposit balance was $24.6 million. The amount of revenue recognized during the year ended June 30, 2019 that was included in the June 30, 2018 customer deposit balance was $20.9 million.
Additionally, funds paid to certain independent dealers in exchange for their multi-year commitment to market and sell our products represent costs of obtaining contracts. These incremental costs of obtaining contracts are capitalized to the extent we expect to recover them in the Consolidated Balance Sheets as of June 30, 2020 and June 30, 2019, with $0.1 million and $0.2 million, respectively, reported in Prepaid Expenses and Other Current Assets and $0.0 million and $0.2 million, respectively, reported in Other Assets. The capitalized costs are amortized over the term of the contract. Amortization expense recognized in Selling and Administrative Expenses was $0.2 million, $0.4 million, and $0.3 million for the years ended June 30, 2020, 2019, and 2018, respectively.
Significant Judgments
We use significant judgment in estimating the reduction in net sales driven by customer rebate and incentive programs. Judgments primarily include an estimate of the most likely sales levels to be achieved and the corresponding rebate and incentive amounts expected to be earned by dealers and salespersons. In the years ended June 30, 2020, 2019, and 2018, we had an immaterial amount of adjustments to estimates for cumulative growth rebates and incentives that related to the preceding fiscal years. We also use judgment in estimating a reserve for returns and allowances recorded at the time of the sale, resulting in a reduction of revenue, based on estimated product returns and price concessions.
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
Note 5. Leases
At the beginning of our fiscal year 2020, we adopted new accounting guidance (“ASC 842”) regarding leases on a prospective basis. This guidance requires lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The effects of the initial application did not result in a cumulative adjustment to retained earnings. We recognize lease liabilities at the lease commencement date based upon the present value of the remaining lease payments. Right-of-use assets are based on the lease liability adjusted for prepaid rent, deferred rent, and tenant allowances received. Lease liabilities are amortized based upon the effective interest method, while right-of-use assets are amortized based upon the straight line expense less interest on the lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term, except for impaired leases for which the lease expense is recognized on a declining basis over the remaining lease term. Variable lease expense associated with our leases is dependent upon the occurrence of events, activities, or circumstances in lease agreements, such as warehouse square footage utilized, property taxes assessed, and other non-lease component charges. Variable lease expense is presented as operating expense in our Consolidated Statements of Income and Comprehensive Income in the same line item as expense arising from fixed lease payments for operating leases.
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
The components of our lease expenses are as follows:

Year Ended
(Amounts in Millions)	June 30, 2020
Operating lease expense	$3.4
Variable lease expense	2.5
Total lease expense	$5.9
Right-of-use assets for operating leases are tested for impairment in the same manner as long-lived assets used in operations as explained in Note 14 - Fair Value of Notes to Consolidated Financial Statements. During the first quarter of fiscal year 2020, we recorded $2.2 million of right-of-use asset and associated leasehold improvement impairment resulting from ceasing use of four furniture showrooms after the implementation of ASC 842 as part of our transformation restructuring plan. In the fourth quarter of fiscal year 2020, we recorded additional impairment of $1.5 million of right-of-use asset and associated leasehold improvement impairment resulting from furniture showroom sublease assumption modifications due to the degradation of the leasing environment driven by the COVID-19 pandemic. The impairment is included in the Restructuring Expense line item on our Consolidated Statements of Income.
Supplemental cash flow and other information related to leases are as follows:

Year Ended
(Amounts in Millions)	June 30, 2020
Cash flow information:
Operating lease payments impacting lease liability	$4.8
Leased assets obtained in exchange for operating lease liabilities	$2.6

As of
(Amounts in Millions)	June 30, 2020
Other information:
Weighted-average remaining term (in years)	5.7
Weighted-average discount rate	4.7%

The following table summarizes the future minimum lease payments as of June 30, 2020:

Fiscal Year Ended
(Amounts in Millions)	June 30 (1)
2021	$5.0
2022	4.8
2023	4.2
2024	3.5
2025	3.1
Thereafter	3.9
Total lease payments	$24.5
Less interest	3.0
Present value of lease liabilities	$21.5
(1) Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced.
The following disclosures relate to activity prior to the implementation of ASC 842:
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
Total rental expense was, in millions, $6.4 and $5.8 in fiscal years 2019 and 2018, respectively, including certain leases requiring contingent lease payments based primarily on warehouse space utilized, which was expense of, in millions, $1.2 in both fiscal years 2019 and 2018.
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

Note 6    Earnings Per Share
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2020	2019	2018
Net Income	$41,054	$39,344	$34,439

Average Shares Outstanding for Basic EPS Calculation	36,883	36,842	37,314
Dilutive Effect of Average Outstanding Compensation Awards	154	222	180
Average Shares Outstanding for Diluted EPS Calculation	37,037	37,064	37,494

Basic Earnings Per Share	$1.11	$1.07	$0.92
Diluted Earnings Per Share	$1.11	$1.06	$0.92

Note 7    Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act reduced federal corporate income tax rates effective January 1, 2018 and changed numerous other provisions. Because Kimball International has a June 30 fiscal year-end, a lower corporate federal income tax rate was phased in, resulting in a U.S. federal statutory tax rate of 28.1% for fiscal year ending June 30, 2018 and 21% for fiscal years 2019 and 2020.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income tax benefits associated with net operating losses of, in thousands, $1,713 expire from fiscal year 2021 to 2040. Income tax benefits associated with tax credit carryforwards of, in thousands, $3,018, expire from fiscal year 2024 to 2030. Valuation allowances were provided as of June 30, 2020 for deferred tax assets relating to state net operating losses of, in thousands, $247, foreign tax credits of, in thousands, $598, and for non-deductible officers’ compensation of, in thousands, $268, that we currently believe are more likely than not to remain unrealized in the future. In all periods presented, the change in the valuation allowance is reported as a component of income tax expense.

The components of the deferred tax assets and liabilities as of June 30, 2020 and 2019, were as follows:

(Amounts in Thousands)	2020	2019
Deferred Tax Assets:
Receivables	$892	$698
Inventory	421	275
Employee benefits	247	224
Deferred compensation	6,678	7,582
Other current liabilities	492	700
Warranty reserve	821	576
Tax credit carryforwards	3,018	2,463
Restructuring	60	211
Goodwill	—	96
Net operating loss carryforward	1,713	1,740
Miscellaneous	3,167	1,902
Valuation Allowance	(1,113)	(869)
Total asset	$16,396	$15,598
Deferred Tax Liabilities:
Property and equipment	$7,067	$6,152
Miscellaneous	1,844	724
Total liability	$8,911	$6,876
Net Deferred Tax Assets	$7,485	$8,722
The provision for income taxes is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2020	2019	2018
Currently Payable:
Federal	$9,890	$13,458	$6,592
State	4,019	2,677	1,636
Total current	$13,909	$16,135	$8,228
Deferred Taxes:
Federal	$1,979	$(3,270)	$8,236
State	(812)	(539)	1,422
Total deferred	$1,167	$(3,809)	$9,658
Total provision for income taxes	$15,076	$12,326	$17,886

A reconciliation of the statutory U.S. income tax rate to Kimball International’s effective income tax rate follows:

	Year Ended June 30
	2020		2019		2018
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax provision computed at U.S. federal statutory rate	$11,787	21.0%	$10,851	21.0%	$14,703	28.1%
State income taxes, net of federal income tax benefit	2,533	4.5	1,689	3.3	2,198	4.2
Domestic manufacturing deduction	—	—	—	—	(617)	(1.2)
Research credit	(430)	(0.8)	(300)	(0.6)	(180)	(0.3)
Remeasurement of tax assets and liabilities related to the Tax Act	—	—	—	—	1,839	3.5
Other - net	1,186	2.2	86	0.2	(57)	(0.1)
Total provision for income taxes	$15,076	26.9%	$12,326	23.9%	$17,886	34.2%
Net cash payments for income taxes were, in thousands, $11,114, $10,225, and $13,937 in fiscal years 2020, 2019, and 2018, respectively.
Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2020, 2019, and 2018 were as follows:

(Amounts in Thousands)	2020	2019	2018
Beginning balance - July 1	$753	$989	$1,888
Tax positions related to prior fiscal years:
Additions	74	80	222
Reductions	—	(222)	(1,030)
Tax positions related to current fiscal year:
Additions	—	—	—
Reductions	—	—	—
Settlements	—	—	—
Lapses in statute of limitations	(29)	(94)	(91)
Ending balance - June 30	$798	$753	$989
Portion that, if recognized, would reduce tax expense and effective tax rate	$676	$643	$832
Amounts accrued for interest and penalties were as follows:

	As of June 30
(Amounts in Thousands)	2020	2019	2018
Accrued Interest and Penalties:
Interest	$156	$90	$70
Penalties	$137	$101	$98
Interest and penalties expense (income) recognized for fiscal years 2020, 2019, and 2018 were, in thousands, $102, $23, and $(11), respectively.
Kimball International, or one of its wholly-owned subsidiaries, files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. We are no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2017, and to various state and local income tax examinations by tax authorities for years before 2016. We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. No provision was made for income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested, which was $1.3 million on June 30, 2020. Based on the Tax Act, future remittances of these undistributed earnings of foreign subsidiaries are not subject to U.S. income tax or foreign withholding taxes in the foreign country where the foreign subsidiaries operate.
Note 8    Inventories
Inventories are stated at the lower of cost or market value. Inventories are valued using the last-in, first-out (“LIFO”) method for approximately 93% of consolidated inventories at both June 30, 2020 and June 30, 2019. The remaining inventories are valued using the first-in, first-out (“FIFO”) method and average cost method.
Had the FIFO method been used for all inventories, income would have been $0.1 million lower in fiscal year 2020, $1.1 million higher in fiscal year 2019, and $1.1 million higher in fiscal year 2018. Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased income by an immaterial amount in 2020, 2019, and 2018.
Inventory components at June 30 were as follows:

(Amounts in Thousands)	2020	2019
Finished products	$29,081	$26,304
Work-in-process	1,648	2,455
Raw materials	35,295	34,335
Total FIFO inventory	$66,024	$63,094
LIFO reserve	(16,167)	(16,282)
Total inventory	$49,857	$46,812

Note 9    Property and Equipment
Major classes of property and equipment at June 30 consist of the following:

(Amounts in Thousands)	2020	2019
Land	$2,298	$2,219
Buildings and improvements	116,718	104,601
Machinery and equipment	161,795	157,575
Construction-in-progress	4,871	12,141
Total	$285,682	$276,536
Less: Accumulated depreciation	(193,641)	(185,865)
Property and equipment, net	$92,041	$90,671
The useful lives used in computing depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	5 to 40
Machinery and equipment	2 to 20
Leasehold improvements	Lesser of Useful Life or Term of Lease
Depreciation of property and equipment, including asset write-downs, totaled, in millions, $15.1 for fiscal year 2020, $14.8 for fiscal year 2019, and $13.7 for fiscal year 2018.
At June 30, 2020 and June 30, 2019, excess land located in Jasper, Indiana totaling $0.2 million and $0.3 million, respectively, was classified as held for sale. During fiscal year 2018, we sold all of our over-the-road tractors and trailers and the small parcel of land and recognized a pre-tax gain of $0.4 million as the $4.8 million selling price exceeded the book value net of selling costs.
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

Note 10   Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $1.6 million as of June 30, 2020 and $1.5 million as of June 30, 2019.
We are periodically required to provide performance bonds in order to conduct business with certain customers. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. We are ultimately liable for claims that may occur against the performance bonds. We had a maximum financial exposure from performance bonds totaling $8.7 million as of June 30, 2020. We had no financial exposure from performance bonds as of June 30, 2019.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2020 and 2019 with respect to the standby letters of credit or performance bonds. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
We provide an assurance-type warranty that guarantees our product complies with agreed-upon specifications. This warranty is not sold separately and does not convey any additional services to the customer. We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known. The product warranty liability is included on the Accrued Expenses and Other lines of our Consolidated Balance Sheets.
Changes in the product warranty accrual during fiscal years 2020, 2019, and 2018 were as follows:

(Amounts in Thousands)	2020	2019	2018
Product Warranty Liability at the beginning of the year	$2,238	$2,294	$1,992
Additions to warranty accrual (including changes in estimates)	3,995	886	1,307
Settlements made (in cash or in kind)	(3,043)	(942)	(1,005)
Product Warranty Liability at the end of the year	$3,190	$2,238	$2,294

Note 11    Long-Term Debt and Credit Facilities
Long-term debt, less current maturities as of June 30, 2020 and 2019, was, in thousands, $109 and $136, respectively, and current maturities of long-term debt were, in thousands, $27 and $25, respectively. Long-term debt consists of a long-term note payable, which has an interest rate of 9.25% and matures in 2025. Aggregate maturities of long-term debt for the next five years are, in thousands, $27, $30, $33, $36, and $10, respectively.
We maintain a $75 million credit facility with a maturity date of October 2024 that allows for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $150 million, subject to participating banks’ consent. At June 30, 2020 and 2019, we had no borrowings outstanding under the credit facility. At June 30, 2020, we had $1.6 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility to $73.4 million.
The revolving loans under the Credit Agreement may consist of, at our election, advances in U.S. dollars or advances in any other currency that is agreed to by the lenders. The proceeds of the revolving loans are to be used for general corporate purposes, including acquisitions. A portion of the credit facility, not to exceed $10 million of the principal amount, will be available for the issuance of letters of credit. The commitment fee is payable on the unused portion of the credit facility which was immaterial to our operating results for fiscal years 2020 and 2019. The commitment fee on the unused portion of principal amount of the credit facility is payable at a rate that ranges from 15.0 to 25.0 basis points per annum as determined by our ratio of consolidated total indebtedness to adjusted consolidated EBITDA.

The interest rate is dependent on the type of borrowings and will be one of the following two options:
•The adjusted London Interbank Offered Rate (“Adjusted LIBO Rate” as defined in the Credit Agreement) in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period, plus the Eurocurrency Loans margin which can range from 100.0 to 175.0 basis points based on our ratio of consolidated total indebtedness to adjusted consolidated EBITDA; or
•The Alternate Base Rate, which is defined as the highest of the fluctuating rate per annum equal to the higher of
a.prime rate as last quoted by The Wall Street Journal;
b.1% per annum above the Adjusted LIBO rate; or
c.0.5% per annum above the Federal Reserve Bank of New York;
plus the ABR Loans spread which can range from 0.0 to 75.0 basis points based on our ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
Our financial covenants under the Credit Agreement require:
•An adjusted leverage ratio of (a) consolidated total indebtedness minus unencumbered U.S. cash equivalents in excess of $15,000,000 provided that the maximum subtraction shall not exceed $35,000,000 to (b) adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0, and
•A fixed charge coverage ratio of (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, minus (v) if the Adjusted Leverage Ratio is greater than 1.00 to 1.00 for the then most-recently ended four fiscal quarter period, repurchase of equity interests to (b) the sum of (i) scheduled principal payments on Indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with GAAP, for the trailing four quarters then ending, to not be less than 1.10 to 1.00.
Interest expense incurred and paid on borrowings were, in thousands, $15, $87, and $70, in fiscal years 2020, 2019, and 2018, respectively.
Note 12    Employee Benefit Plans
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
The discretionary employer contribution for domestic employees is determined annually by the Compensation and Governance Committee of the Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $4.9, $7.3, and $5.9 for fiscal years 2020, 2019, and 2018, respectively.
Employees of certain foreign subsidiaries are covered by local pension or retirement plans. The expense related to employer contributions to these foreign plans for fiscal years 2020, 2019, and 2018 was not material.
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

	June 30
(Amounts in Thousands)	2020	2019
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$2,784	$2,719
Service cost	489	506
Interest cost	66	89
Actuarial (gain) loss for the period	(596)	(484)
Benefits paid	(4)	(46)
Benefit obligation at end of year	$2,739	$2,784
Balance in current liabilities	$498	$506
Balance in noncurrent liabilities	2,241	2,278
Total benefit obligation recognized in the Consolidated Balance Sheets	$2,739	$2,784

	June 30
(Amounts in Thousands)	2020	2019
Changes and Components in Accumulated Other Comprehensive Income (Loss) (before tax):
Accumulated Other Comprehensive Income (Loss) at beginning of year	$2,574	$2,494
Net change in unrecognized actuarial gain (loss)	258	80
Accumulated Other Comprehensive Income (Loss) at end of year	$2,832	$2,574

(Amounts in Thousands)	Year Ended June 30
Components of Net Periodic Benefit Cost (before tax):	2020	2019	2018
Service cost	$489	$506	$521
Interest cost	66	89	85
Amortization of actuarial (gain) loss	(338)	(404)	(260)
Net periodic benefit cost — Total cost	$217	$191	$346
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions, such as the restructuring employee transition pay described in Note 2 - Restructuring of Notes to Consolidated Financial Statements, are not estimable using actuarial methods and are therefore excluded from the preceding tables.
During fiscal years 2020 and 2019, we reported service cost in the Cost of Sales and Selling and Administrative Expenses lines of the Consolidated Statement of Income, interest cost in the Interest Expense line, and amortization of actuarial income in the Non-operating income. During fiscal year 2018, all costs were recognized in the Cost of Sales and Selling and Administrative Expenses lines and were not segregated between the operating and non-operating sections of the Consolidated Statement of Income because the impact was immaterial.
The Plan recognized actuarial gains during fiscal years 2020, 2019 and 2018 as a result of lower benefit payments than were assumed in the benefit obligation. The actuarial gains are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans.

Assumptions used to determine fiscal year end benefit obligations are as follows:

	2020	2019
Discount Rate	1.6%	2.8%
Rate of Compensation Increase	2.0%	3.0%
Weighted average assumptions used to determine fiscal year net periodic benefit costs are as follows:

	2020	2019	2018
Discount Rate	2.5%	3.2%	3.0%
Rate of Compensation Increase	2.8%	3.0%	3.0%

Note 13    Stock Compensation Plans
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
Stock-based compensation expense was $5.6 million, $6.6 million, and $4.2 million in fiscal years 2020, 2019 and 2018, respectively. The total income tax benefit for stock compensation arrangements was $1.7 million, $2.0 million, and $2.1 million in fiscal years 2020, 2019 and 2018, respectively. Included in the provision for income taxes for fiscal years 2020, 2019 and 2018, respectively, was a $0.2 million increase in taxes, and a $0.3 million and $0.7 million reduction in taxes for excess tax benefits from the vesting of stock awards. We generally use treasury shares for issuance of shares.
Performance Shares:
We award performance shares to officers and other key employees. Under these awards, a number of shares will be issued to each participant based upon the attainment of the applicable performance conditions as applied to a total potential share award made and approved by the Compensation and Governance Committee. Our long-term performance share awards had a contractual life of five years and have been phased out with the final issuance of shares in July 2019. We also award annual performance share awards with a contractual life of one year. The performance conditions for both types of performance share awards are based on annual performance measurement periods. Annual performance shares vest at the end of the fiscal year. Long-term performance shares vest when issued as common shares shortly after the end of the fiscal year in which each performance measurement period is complete. If a participant is not employed on the date long-term performance shares are issued or the date annual performance shares are vested, the performance share award is forfeited, except in the case of death, retirement, total permanent disability, or certain other circumstances described in our employment policy. To the extent performance conditions are not fully attained, performance shares are forfeited.
A summary of performance share activity during fiscal year 2020 is presented below:

	Number of Shares (1)	Weighted Average Grant Date Fair Value
Performance Shares outstanding at July 1, 2019	27,723	$16.12
Granted	70,780	$16.92
Vested	(27,723)	$16.12
Forfeited	(70,780)	$16.92
Performance Shares outstanding at June 30, 2020	—	$—
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
As of June 30, 2020, there was no unrecognized compensation cost related to performance shares. The fair value of performance shares is based on the closing stock price at the date of grant, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance share awards. The weighted average grant date fair value was $16.92, $16.13, and $16.62 for performance share awards granted in fiscal years 2020, 2019, and 2018, respectively. During fiscal years 2020, 2019, and 2018, respectively, 27,723; 143,543; and 401,833 performance shares vested at a fair value of $0.4 million, $2.3 million, and $4.8 million. Fiscal year 2018 vesting was higher primarily because of a change in vesting timing from July to June 30. The performance shares vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.
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
A summary of RTSR activity during fiscal year 2020 is presented below:

	Number of Shares (1)	Weighted Average Grant Date Fair Value
RTSRs outstanding at July 1, 2019	174,912	$21.31
Granted	69,928	$20.78
Vested	(45,602)	$11.63
Forfeited	(49,150)	$21.22
RTSRs outstanding at June 30, 2020	150,088	$21.12
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
As of June 30, 2020, there was approximately $0.8 million of unrecognized compensation cost related to RTSRs. That cost is expected to be recognized over the vesting periods ending June 2021 through June 2022, with a weighted average vesting period of approximately one year, five months. The grant date fair value of RTSR awards was calculated using a Monte Carlo simulation. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. The weighted average grant date fair value was $20.78, $21.43, and $20.65 for RTSR awards granted in fiscal years 2020, 2019, and 2018, respectively. During fiscal years 2020, 2019, and 2018, respectively, 45,602, 67,130, and 37,535, RTSRs vested at a fair value of $0.5 million, $1.2 million, and $0.6 million. The RTSR awards vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.
On May 7, 2018, Robert F. Schneider informed the Board of Directors of Kimball International of his decision to retire as our Chief Executive Officer (“CEO”) and Chairman of the Board. With the announcement of his plan to retire, the Company and Mr. Schneider entered into an Amendment to Executive’s Terms of Employment (“Amendment”) which modified the terms of his RTSR awards so that a prorated portion of awards vest based on the portion of the applicable performance period that Mr. Schneider worked prior to his retirement. The Amendment was determined to be a Type III “Improbable to Probable” modification, as the awards were no longer probable of vesting prior to the Amendment. Mr. Schneider retired on October 31, 2018 and upon the June 30, 2019 and 2020 vesting dates received 39,112 and 6,569 shares, respectively, at a vested fair value of $0.7 million and $0.1 million, respectively.
Restricted Share Units:
Restricted Share Units (“RSUs”) were granted to officers and employees. Upon vesting, the outstanding number of RSUs and, if applicable, the value of dividends accumulated over the vesting period are converted to shares of common stock. The contractual life of the RSUs is generally three years, however certain awards have shorter or longer contractual lives in order to transition from other types of compensation or to be used as a long-term retention tool. Also, in connection with the redesign of the Company’s annual cash incentive plan certain employees were awarded time-based retention and performance-based transition units with a contractual life ranging from one to two years. The number of performance-based transition units to be issued is dependent upon the Company’s EBITDA during fiscal year 2020, with a percentage payout ranging from 0% to 100% of the target. If the employment of a holder of an RSU terminates before the RSU has vested for any reason other than death, retirement, total permanent disability, or certain other circumstances described in our employment policy, the RSU and accumulated dividends will be forfeited.

A summary of RSU activity during fiscal year 2020 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at July 1, 2019	324,027	$16.54
Granted	214,207	$17.25
Vested	(155,919)	$16.81
Forfeited	(30,326)	$17.27
Reclassification to liability classified award	(41,431)	$16.42
RSUs outstanding at June 30, 2020	310,558	$16.86
As of June 30, 2020, there was approximately $2.6 million of unrecognized compensation cost related to nonvested RSU compensation arrangements. That cost is expected to be recognized over vesting periods ending June 2021 through June 2022, with a weighted average vesting period of one year, five months. The fair value of RSU awards is based on the stock price at the date of award. The weighted average grant date fair value was $17.25, $16.38, and $17.14 for RSU awards granted in fiscal years 2020, 2019, and 2018, respectively. During fiscal years 2020, 2019, and 2018, respectively, 155,919, 149,323, and 79,315 RSUs vested at a fair value of $2.6 million, $2.2 million, and $1.0 million. The fair value is equal to the closing price of shares of our Common Stock on the date of the grant. Fair value is re-measured each reporting period for liability-classified awards that are redeemable in cash. The RSU awards vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.
Mr. Schneider’s Amendment, in conjunction with his retirement, modified the terms of his existing RSU awards so that a prorated portion of awards vest based on the portion of the applicable period that Mr. Schneider worked prior to his retirement. The Amendment was determined to be a Type III “Improbable to Probable” modification, as the awards were no longer probable of vesting prior to the Amendment. Mr. Schneider retired on October 31, 2018 and in fiscal year 2019 received 26,397 shares at a vested fair value of $0.4 million.
Unrestricted Share Grants:
Unrestricted shares may be granted to employees and non-employee members of the Board of Directors as consideration for service to Kimball International. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal years 2020, 2019, and 2018, respectively, we granted a total of 33,334, 42,888, and 38,696 unrestricted shares of common stock at an average grant date fair value of $15.93, $15.42, and $18.31 for a total fair value, in thousands, of $531, $661, and $709. These shares are the total number of shares granted, prior to the reduction of shares withheld to satisfy tax withholding obligations. Unrestricted shares were awarded to key employees and non-employee members of the Board of Directors as compensation for director’s fees and as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. Director’s fees are expensed over the period that directors earn the compensation.
Note 14   Fair Value
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during fiscal years 2020 and 2019.
We hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in equity securities without readily determinable fair value and $1.5 million in stock warrants. The investment in equity securities without readily determinable fair value is classified as a level 3 financial asset, as explained in the Financial Instruments Not Carried At Fair Value section below. The investment in stock warrants is also classified as a level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 16 - Investments of Notes to Consolidated Financial Statements for further information regarding the investment in equity securities without readily determinable fair value, and Note 15 - Derivative Instruments of Notes to Consolidated Financial Statements for further information regarding the investment in stock warrants. No purchases or sales of level 3 assets occurred during the fiscal years ended June 30, 2020 and 2019.
Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents: Money market funds	1	Market - Quoted market prices.
Cash Equivalents: Commercial paper	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Available-for-sale securities: Secondary market certificates of deposit	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Available-for-sale securities: Municipal bonds	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Available-for-sale securities: U.S. Treasury and federal agencies	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Trading securities: Mutual funds held in nonqualified SERP	1	Market - Quoted market prices.
Derivative Assets: Stock warrants	3	Market - The privately-held company is in a start-up phase. The pricing of recent purchases or sales of the investment are considered, if any, as well as positive and negative qualitative evidence, in the assessment of fair value.

Contingent earn-out liability	3	Income - Based on a valuation model that measures the present value of the probable cash payments based upon the forecasted operating performance of the acquisition and a discount rate that captures the risk associated with the liability.

Recurring Fair Value Measurements:
As of June 30, 2020 and June 30, 2019, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market or income approach are categorized as follows:

(Amounts in Thousands)	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$91,035	$—	$—	$91,035
Available-for-sale securities: Secondary market certificates of deposit	—	5,294	—	5,294
Trading Securities: Mutual funds in nonqualified SERP	11,975	—	—	11,975
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$103,010	$5,294	$1,500	$109,804

(Amounts in Thousands)	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$40,016	$—	$—	$40,016
Cash equivalents: Commercial paper	—	29,408	—	29,408
Available-for-sale securities: Secondary market certificates of deposit	—	11,230	—	11,230
Available-for-sale securities: Municipal bonds	—	1,922	—	1,922
Available-for-sale securities: U.S. Treasury and federal agencies	—	19,919	—	19,919
Trading Securities: Mutual funds in nonqualified SERP	11,774	—	—	11,774
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$51,790	$62,479	$1,500	$115,769
Liabilities
Contingent earn-out liability	—	—	360	360
Total liabilities at fair value	$—	$—	$360	$360
The fair value of the contingent earn-out liability as of June 30, 2019 of $0.4 million was paid out during the quarter ended September 30, 2019, relating to fiscal year 2019 performance of D’style, an acquired business.
The nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, target date funds, a bond fund, and a money market fund. The SERP investment assets are offset by a SERP liability which represents our obligation to distribute SERP funds to participants. See Note 16 - Investments of Notes to Consolidated Financial Statements for further information regarding the SERP.
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

Non-recurring Fair Value Adjustment	Level	Valuation Technique/Inputs Used
Impairment of Right of Use Lease Assets and Related Assets Groups	3	Income - Based on a valuation model that measures the present value of remaining lease payments less estimated sublease income at a discount rate that captures the risk associated with the future cash flows.
During the first quarter of fiscal year 2020, due to ceasing use of four showrooms related to the transformation restructuring plan, we recognized an impairment loss of $2.2 million to reduce the related asset groups to fair value. During the fourth quarter of fiscal year 2020, we incurred an additional $1.5 million impairment loss on three of the showrooms under the transformation restructuring plan, due to a reduction in estimated future cash flows triggered by uncertainty related to the COVID-19 pandemic. The impairment losses are included as a component of the Restructuring Expense line item on our Consolidated Statements of Income. The asset groups used to calculate impairment included the right-of-use lease assets, leasehold improvements, and lease liabilities.

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
On a periodic basis, but no less frequently than quarterly, the investment in equity securities without readily determinable fair value is qualitatively assessed for impairment when there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. If a significant adverse effect on the fair value of the investment were to occur and was deemed to be other-than-temporary, the fair value of the investment would be estimated, and the amount by which the carrying value of the investment exceeds its fair value would be recorded as an impairment loss. See Note 16 - Investments of Notes to Consolidated Financial Statements for the carrying amount of this investment.
The carrying value of our cash deposit accounts, trade accounts receivable, trade accounts payable, and dividends payable approximates fair value due to the relatively short maturity and immaterial non-performance risk.
Note 15    Derivative Instruments
Stock Warrants:
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants purchased during fiscal year 2017. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the year ended June 30, 2020, the change in fair value of the stock warrants was not significant. See Note 14 - Fair Value of Notes to Consolidated Financial Statements for more information on the valuation of these securities.
Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets are presented below.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30, 2020	June 30, 2019	Balance Sheet Location	June 30, 2020	June 30, 2019
Derivatives not designated as hedging instruments:
Stock warrants	Other Assets	$1,500	$1,500		$—	$—
Total derivatives		$1,500	$1,500		$—	$—

Note 16    Investments
Investment Portfolio:
As of June 30, 2020, our investment portfolio consisted of certificates of deposit purchased in the secondary market. As of June 30, 2019, our investment portfolio additionally held U.S. Treasury and federal agency securities and municipal bonds. Our secondary market certificates of deposit are classified as investment securities, being purchased in the secondary market through a broker and available to be sold in the secondary market. U.S. Treasury securities represent Treasury Bills and Notes of the U.S. government. Federal agency securities represent debt securities of a U.S. government sponsored agency, and certain of these securities are callable. Municipal bonds include general obligation bonds and revenue bonds, some of which are pre-refunded. Our investment policy dictates that municipal bonds, U.S. Treasury and federal agency securities must be investment grade quality, and that certificates of deposit must be FDIC insured.

Our investment portfolio is available for use in current operations, therefore investments are recorded within Current Assets in the Consolidated Balance Sheets. The contractual maturities of our investment portfolio were as follows:

	June 30, 2020
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Within one year	$5,294	$—	$—
After one year through two years	—	—	—
Total Fair Value	$5,294	$—	$—
All investments are classified as available-for-sale securities which are recorded at fair value. See Note 14 - Fair Value of Notes to Consolidated Financial Statements for more information on the fair value of available-for-sale securities. The amortized cost basis reflects the original purchase price, with discounts and premiums amortized over the life of the available-for-sale securities. Unrealized losses on available-for-sale securities are recognized in earnings when there is intent to sell or it is likely to be required to sell before recovery of the loss, or when the available-for-sale securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax-related effect as a component of Shareholders’ Equity.

	June 30, 2020
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$5,250	$—	$—
Unrealized holding gains	44	—	—
Unrealized holding losses	—	—	—
Fair Value	$5,294	$—	$—

	June 30, 2019
(Amounts in Thousands)	Certificates of Deposit	Municipal Bonds	U.S. Treasury and Federal Agencies
Amortized cost basis	$11,230	$1,921	$19,888
Unrealized holding gains	—	1	31
Unrealized holding losses	—	—	—
Fair Value	$11,230	$1,922	$19,919
No investments were in a continuous unrealized loss position for greater than 12 months as of June 30, 2020. There were no realized losses as a result of sales during fiscal year 2020 and an immaterial amount during fiscal year 2019.

Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains for securities held at June 30, 2020, 2019, and 2018 were, in thousands, $41, $223, and $585, respectively. SERP asset and liability balances were as follows:

	June 30
(Amounts in Thousands)	2020	2019
SERP investments - current asset	$3,622	$3,087
SERP investments - other long-term asset	8,353	8,687
Total SERP investments	$11,975	$11,774
SERP obligation - current liability	$3,622	$3,087
SERP obligation - other long-term liability	8,353	8,687
Total SERP obligation	$11,975	$11,774
Equity securities without readily determinable fair value:
We hold a total investment of $2.0 million in a privately-held company, including $0.5 million in equity securities without readily determinable fair value purchased during fiscal year 2016. The investment in equity securities without readily determinable fair value is included in the Other Assets line of the Consolidated Balance Sheets. See Note 14 - Fair Value of Notes to Consolidated Financial Statements for more information on the valuation of these securities. We do not hold a majority voting interest and are not the variable interest primary beneficiary of the privately-held company, thus consolidation is not required.
Note 17    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2020	2019
Compensation	$16,912	$24,582
Selling	5,775	8,148
Employer retirement contribution	4,775	7,032
Taxes	6,858	4,115
Insurance	2,685	3,821
Restructuring	232	822
Rent	—	3,163
Other expenses	3,839	5,811
Total accrued expenses	$41,076	$57,494

Note 18   Geographic Information
The following geographic area data includes net sales based on the location where title transfers.

	Year Ended June 30
(Amounts in Thousands)	2020	2019	2018
Net Sales:
United States	$715,175	$755,878	$691,766
Foreign	12,684	12,192	12,788
Total Net Sales	$727,859	$768,070	$704,554
Substantially all long-lived assets were located in the United States for each of the three fiscal years ended June 30, 2020. Long-lived assets include property and equipment and other long-term assets such as software.

Note 19  Accumulated Other Comprehensive Income
During fiscal year 2020 and 2019, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Derivative Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2018	$(31)	$1,854	$(7)	$1,816
Other comprehensive income (loss) before reclassifications	54	360	(9)	405
Reclassification to (earnings) loss	—	(300)	16	(284)
Net current-period other comprehensive income (loss)	54	60	7	121
Balance at June 30, 2019	$23	$1,914	$—	$1,937

Other comprehensive income (loss) before reclassifications	9	442	—	451
Reclassification to (earnings) loss	—	(251)	—	(251)
Net current-period other comprehensive income (loss)	9	191	—	200
Balance at June 30, 2020	$32	$2,105	$—	$2,137

The following reclassifications were made from Accumulated Other Comprehensive Income to the Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Fiscal Year Ended		Affected Line Item in the Consolidated Statements of Income
	June 30,
(Amounts in Thousands)	2020	2019
Postemployment Benefits Amortization of Actuarial Gain (1)	$338	$404	Non-operating income (expense), net
	(87)	(104)	Benefit (Provision) for Income Taxes
	$251	$300	Net Income

Derivative Gain (Loss)	—	(21)	Non-operating income (expense), net
	—	5	Benefit (Provision) for Income Taxes
	$—	$(16)	Net Income

Total Reclassifications for the Period	$251	$284	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 12 - Employee Benefit Plans of Notes to Consolidated Financial Statements for further information on postemployment benefit plans.
Note 20    Variable Interest Entities
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
The equity securities without readily determinable fair value and stock warrants were valued at $0.5 million and $1.5 million, respectively, at both June 30, 2020 and June 30, 2019 and were included in the Other Assets line of the Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 14 - Fair Value of Notes to Consolidated Financial Statements.
The carrying value of the notes receivable for independent dealership financing were $0.9 million and $1.0 million as of June 30, 2020 and June 30, 2019, respectively, and were included on the Receivables and Other Assets lines of our Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball International to the VIEs was limited to the items discussed above during the fiscal year ended June 30, 2020.
Note 21   Credit Quality and Allowance for Credit Losses of Notes Receivable
We monitor credit quality and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic and market conditions. As of June 30, 2020 and 2019, we had no material past due outstanding notes receivable.

	As of June 30, 2020			As of June 30, 2019
(Amounts in Thousands)	Unpaid Balance	Related Allowance	Receivable Net of Allowance	Unpaid Balance	Related Allowance	Receivable Net of Allowance
Independent Dealership Financing	$913	$—	$913	$1,010	$—	$1,010
Other Notes Receivable	365	365	—	122	122	—
Total	$1,278	$365	$913	$1,132	$122	$1,010

Note 22    Quarterly Financial Information (Unaudited)

	Three Months Ended
(Amounts in Thousands, Except for Per Share Data)	September 30	December 31	March 31	June 30
Fiscal Year 2020:
Net Sales	$201,452	$192,164	$178,174	$156,069
Gross Profit	70,370	65,341	60,494	54,556
Restructuring Expense	4,350	1,396	818	1,925
Net Income	11,384	11,039	9,451	9,180
Basic Earnings Per Share	$0.31	$0.30	$0.26	$0.25
Diluted Earnings Per Share	$0.31	$0.30	$0.25	$0.25
Fiscal Year 2019:
Net Sales	$194,123	$201,008	$177,369	$195,570
Gross Profit	65,873	64,989	56,561	67,129
Restructuring Expense	—	—	—	937
Net Income	10,876	9,405	7,954	11,109
Basic Earnings Per Share	$0.29	$0.26	$0.22	$0.30
Diluted Earnings Per Share	$0.29	$0.25	$0.22	$0.30

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b) Management’s report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, we included a report of management’s assessment of the effectiveness of our internal control over financial reporting as part of this report. The effectiveness of our internal control over financial reporting as of June 30, 2020 has been audited by our independent registered public accounting firm. Management’s report and the independent registered public accounting firm’s attestation report are included in our Consolidated Financial Statements under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
(c) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information
In lieu of filing a Form 8-K under Item 5.03 Amendments to Articles of Incorporation or Bylaws, the Company is providing the following disclosure in this Form 10-K as the Form 10-K is being filed within the four business day reporting requirement for the event.
On August 24, 2020, the Board of Directors of Kimball International, Inc. approved an amendment to Article IV Shareholders’ Meetings, Section 1 (Place of Meetings) of the Restated By-laws of the Company to allow the annual shareholders’ meeting to be a virtual meeting. This summary is not intended to be complete and is qualified in its entirety by reference to the Company’s Restated By-laws, as amended, which are filed as Exhibit 3(b) to this Annual Report on Form 10-K and are incorporated herein by reference.
PART III
Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 27, 2020 under the captions “Proposal No. 1 - Election of Directors” and “Information Concerning Directors Continuing in Office and Committees.”
Committees
The information required by this item with respect to the Audit Committee and its financial experts and with respect to the Compensation and Governance Committee’s responsibility for establishing procedures by which shareholders may recommend nominees to the Board of Directors is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 27, 2020 under the caption “Information Concerning Directors Continuing in Office and Committees.”
Information about our Executive Officers
The information required by this item with respect to our executive officers is included at the end of Part I of this Annual Report on Form 10-K under “Information about our Executive Officers” and is incorporated herein by reference.
Delinquent Reports under Section 16(a) of the Exchange Act
The information required by this item with respect to delinquent reports under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 27, 2020 under the caption “Delinquent Section 16(a) Reports.”
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
Item 11 - Executive Compensation
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 27, 2020 under the captions “Information Concerning Directors Continuing in Office and Committees,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Related Risk Assessment,” and “Executive Officer and Director Compensation.”
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 27, 2020 under the caption “Share Ownership Information.”

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 27, 2020 under the caption “Executive Officer and Director Compensation — Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 27, 2020 under the caption “Review and Approval of Transactions with Related Persons.”
Director Independence
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 27, 2020 under the caption “Information Concerning Directors Continuing in Office and Committees.”
Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 27, 2020 under the caption “Proposal No. 3 - Ratification of the Appointment of our Independent Registered Public Accounting Firm” and “Appendix A - Approval Process for Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15 - Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:
(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2020	78

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

(3) Exhibits

Exhibit	Description
3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q filed November 2, 2017)
3(b)	Restated By-laws of the Company, effective as of August 24, 2020
4(a)	Description of the Company’s Class B Common Stock
10(a)*	2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed November 2, 2017)
10(b)*	Amended and Restated 2003 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 21, 2013)
10(c)*	Supplemental Employee Retirement Plan (2015 Revision) (Incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended June 30, 2015)
10(d)*	Kimball International, Inc. 2019 Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 25, 2019)
10(e)*	2016 Annual Cash Incentive Plan, as amended October 23, 2018 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed October 25, 2018
10(f)*	Form of Fiscal Year 2020 Annual Performance Share Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 15, 2019)
10(g)*	Form of Fiscal Year 2019 Annual Performance Share Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 9, 2018)
10(h)*
Form of Annual Performance Share Award Agreement between the Company and Kristine L. Juster awarded on November 1, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 25, 2018)

Exhibit	Description
10(i)*	Form of Amendment of Annual and/or Long-Term Performance Share Awards (Incorporated by reference to Exhibit 10(c) to the Company’s Form 10-Q for the quarter ended December 31, 2014)
10(j)*	Form of Long-Term Performance Share Award Agreement (Incorporated by reference to Exhibit 10(h) to the Company’s Form 10-K for the fiscal year ended June 30, 2014)
10(k)*
Form of Restricted Stock Unit Award Agreement between the Company and Kristine L. Juster awarded on November 1, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed October 25, 2018)

10(l)*	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 9, 2018)
10(m)*	Restricted Share Unit Award Agreement dated May 7, 2018 between the Company and Robert F. Schneider (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 8, 2018)
10(n)*	Form of Fiscal Year 2018 Restricted Share Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 11, 2017)
10(o)*
Form of Performance Unit Award Agreement between the Company and Kristine L. Juster awarded on November 1, 2018 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 25, 2018)

10(p)*	Form of Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 9, 2018)
10(q)*	Form of Fiscal Year 2018 Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 11, 2017)
10(r)*	Form of Executive Change in Control Agreement (Incorporated by reference to Exhibit 10(q) to the Company’s Form 10-K for the fiscal year ended June 30, 2018)
10(s)*	Offer Letter between the Company and Kristine L. Juster effective November 1, 2018 (Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended September 30, 2018)
10(t)*
Executive Employment Agreement executed on October 24, 2018 and effective as of November 1, 2018, by and between the Company and Kristine L. Juster (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed October 25, 2018)

10(u)*	Amendment to Executive’s Terms of Employment dated May 7, 2018 between the Company and Robert F. Schneider (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 8, 2018)
10(v)*	Form of Executive Employment Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 29, 2015)
10(w)*	Executive Employment Agreement effective January 31, 2020, by and between the Company and Mark W. Johnson
10(x)
Amended and Restated Credit Agreement, dated as of October 24, 2019 among Kimball International, Inc., the Lenders party hereto, and JPMorgan Chase Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 30, 2019)

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following material from Kimball International, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II Valuation and Qualifying Accounts.
104	The cover page from the Company’s Annual Report on Form 10-K for the annual period ended June 30, 2020, formatted in Inline XBRL and contained in Exhibit 101
* Constitutes management contract or compensatory arrangement

Item 16 - Form 10-K Summary
None.

SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder
Executive Vice President,
Chief Financial Officer
August 28, 2020

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ KRISTINE L. JUSTER
Kristine L. Juster
Chief Executive Officer and Director
August 28, 2020

/s/ MICHELLE R. SCHROEDER
Michelle R. Schroeder
Executive Vice President,
Chief Financial Officer
August 28, 2020

/s/ DARREN S. GRESS
Darren S. Gress
Corporate Controller
(functioning as Principal Accounting Officer)
August 28, 2020

Signature	Signature

/s/ THOMAS J. TISCHHAUSER *	/s/ GEOFFREY L. STRINGER *
Thomas J. Tischhauser	Geoffrey L. Stringer
Director	Director

/s/ KIMBERLY K. RYAN *	/s/ TIMOTHY J. JAHNKE *
Kimberly K. Ryan	Timothy J. Jahnke
Director, Chair of the Board	Director

/s/ PATRICK E. CONNOLLY *	/s/ DR. SUSAN B. FRAMPTON *
Patrick E. Connolly	Dr. Susan B. Frampton
Director	Director

/s/ SCOTT M. SETTERSTEN*
Scott M. Settersten
Director

*  The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 28, 2020	/s/ KRISTINE L. JUSTER
Kristine L. Juster
Director, Chief Executive Officer

Individually and as Attorney-In-Fact

KIMBALL INTERNATIONAL, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2020
Valuation Allowances:
Short-Term Receivables	$1,321	$1,416	$127	$(290)	$2,574
Long-Term Notes Receivable	$85	$(6)	$278	$—	$357
Deferred Tax Asset	$869	$268	$136	$(160)	$1,113
Year Ended June 30, 2019
Valuation Allowances:
Short-Term Receivables	$1,317	$481	$(115)	$(362)	$1,321
Long-Term Notes Receivable	$139	$—	$(32)	$(22)	$85
Deferred Tax Asset	$860	$—	$126	$(117)	$869
Year Ended June 30, 2018
Valuation Allowances:
Short-Term Receivables	$1,626	$(25)	$204	$(488)	$1,317
Long-Term Notes Receivable	$109	$(3)	$33	$—	$139
Deferred Tax Asset	$643	$—	$326	$(109)	$860