Form 10-Q
period 2020-09-30
KIMBALL INTERNATIONAL INC
filed 2020-11-05
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock as of October 23, 2020 was:
Class A Common Stock - 193,162 shares
Class B Common Stock - 36,784,289 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	September 30, 2020	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$102,931	$91,798
Short-term investments	13,519	5,294
Receivables, net of allowances of $2,490 and $2,574, respectively	51,208	68,365
Inventories	42,145	49,857
Prepaid expenses and other current assets	14,772	16,869
Assets held for sale	—	215
Total current assets	224,575	232,398
Property and equipment, net of accumulated depreciation of $196,642 and $193,641, respectively	90,341	92,041
Right-of-use operating lease assets	15,325	16,461
Goodwill	11,160	11,160
Other intangible assets, net of accumulated amortization of $36,493 and $40,442, respectively	14,870	13,949
Deferred tax assets	8,454	7,485
Other assets	12,998	12,773
Total Assets	$377,723	$386,267

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$30	$27
Accounts payable	36,553	40,229
Customer deposits	21,724	19,649
Current portion of operating lease liability	4,873	4,886
Dividends payable	3,506	3,454
Accrued expenses	32,096	41,076
Total current liabilities	98,782	109,321
Other Liabilities:
Long-term debt, less current maturities	79	109
Long-term operating lease liability	15,416	16,610
Other	15,753	15,431
Total other liabilities	31,248	32,150
Shareholders’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 193,000 for both periods	10	10
Class B - Shares authorized: 100,000,000 Shares issued: 42,830,000 for both periods	2,141	2,141
Additional paid-in capital	3,681	3,770
Retained earnings	307,177	305,024
Accumulated other comprehensive income	2,168	2,137
Less: Treasury stock, at cost, 6,050,000 shares and 6,110,000 shares, respectively	(67,484)	(68,286)
Total Shareholders’ Equity	247,693	244,796
Total Liabilities and Shareholders’ Equity	$377,723	$386,267
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)
	Three Months Ended
	September 30
	2020	2019
Net Sales	$147,944	$201,452
Cost of Sales	95,586	131,082
Gross Profit	52,358	70,370
Selling and Administrative Expenses	41,689	50,914
Restructuring Expense	4,240	4,350
Operating Income	6,429	15,106
Other Income (Expense):
Interest income	102	607
Interest expense	(28)	(23)
Non-operating income (expense), net	743	1
Other income (expense), net	817	585
Income Before Taxes on Income	7,246	15,691
Provision for Income Taxes	1,860	4,307
Net Income	$5,386	$11,384

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.15	$0.31
Diluted Earnings Per Share	$0.14	$0.31

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	36,974	36,937
Average Number of Shares Outstanding - Diluted	37,220	37,247
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	(Unaudited)			(Unaudited)
	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$5,386			$11,384
Other comprehensive income (loss):
Available-for-sale securities	$(25)	$7	$(18)	$(8)	$2	$(6)
Postemployment severance actuarial change	178	(46)	132	149	(39)	110
Reclassification to (earnings) loss:
Amortization of actuarial change	(112)	29	(83)	(88)	23	(65)
Other comprehensive income (loss)	$41	$(10)	$31	$53	$(14)	$39
Total comprehensive income			$5,417			$11,423

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Three Months Ended
	September 30
	2020	2019
Cash Flows From Operating Activities:
Net income	$5,386	$11,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,592	3,610
Amortization	653	521
(Gain) loss on sales of assets	(6)	41
Restructuring and asset impairment charges	830	2,675
Deferred income tax and other deferred charges	(1,006)	(639)
Stock-based compensation	949	1,661
Other, net	(138)	2,295
Change in operating assets and liabilities:
Receivables	17,397	2,521
Inventories	7,712	(458)
Prepaid expenses and other current assets	2,479	1,712
Accounts payable	(3,612)	(192)
Customer deposits	2,075	(631)
Accrued expenses	(9,352)	(13,444)
Net cash provided by operating activities	26,959	11,056
Cash Flows From Investing Activities:
Capital expenditures	(2,823)	(6,873)
Proceeds from sales of assets	7	101
Purchases of capitalized software	(1,161)	(481)
Purchases of available-for-sale securities	(10,000)	(5,971)
Maturities of available-for-sale securities	1,750	12,667
Other, net	(21)	47
Net cash used for investing activities	(12,248)	(510)
Cash Flows From Financing Activities:
Change in long-term debt	(27)	(25)
Dividends paid to shareholders	(3,315)	(2,939)
Repurchase of employee shares for tax withholding	(236)	(842)
Net cash used for financing activities	(3,578)	(3,806)
Net Increase in Cash, Cash Equivalents, and Restricted Cash (1)	11,133	6,740
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	92,444	73,837
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$103,577	$80,577
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$1,864	$34
Interest expense	$27	$15

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

(Amounts in Thousands)	September 30, 2020	June 30, 2020	September 30, 2019	June 30, 2019
Cash and Cash Equivalents	$102,931	$91,798	$79,934	$73,196
Restricted cash included in Other Assets	646	646	643	641
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$103,577	$92,444	$80,577	$73,837
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Three months ended September 30, 2020 (Unaudited)	Class A	Class B
Amounts at June 30, 2020	$10	$2,141	$3,770	$305,024	$2,137	$(68,286)	$244,796
Net income				5,386			5,386
Other comprehensive income (loss)					31		31
Issuance of non-restricted stock (13,000 shares)			(168)			168	—
Compensation expense related to stock compensation plans			949				949
Restricted stock units issuance (15,000 shares)			(284)			204	(80)
Relative total shareholder return performance units issuance (32,000 shares)			(586)			430	(156)
Cumulative effect of change in accounting principle				134			134
Dividends declared ($0.09 per share)				(3,367)			(3,367)
Amounts at September 30, 2020	$10	$2,141	$3,681	$307,177	$2,168	$(67,484)	$247,693

Three months ended September 30, 2019 (Unaudited)
Amounts at June 30, 2019	$12	$2,139	$3,570	$277,391	$1,937	$(68,559)	$216,490
Net income				11,384			11,384
Other comprehensive income (loss)					39		39
Issuance of non-restricted stock (9,000 shares)			(118)			118	—
Conversion of Class A to Class B common stock (2,000 shares)	—	—					—
Compensation expense related to stock compensation plans			2,011				2,011
Performance share issuance (67,000 shares)			(1,391)			879	(512)
Relative total shareholder return performance units issuance (48,000 shares)			(954)			624	(330)
Reclassification of equity-classified awards			(680)				(680)
Dividends declared ($0.09 per share)				(3,370)			(3,370)
Amounts at September 30, 2019	$12	$2,139	$2,438	$285,405	$1,976	$(66,938)	$225,032
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Kimball International, Inc. (the “Company,” “Kimball International,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to Form 10-Q. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K. Additionally, based on the duration and severity of the current global situation involving the COVID-19 pandemic, including but not limited to the prolonged reduction in travel and the speed of the recovery of economic conditions globally, the extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments, which are highly uncertain and cannot be predicted.
Note 2. Recent Accounting Pronouncements and Supplemental Information
Recently Adopted Accounting Pronouncements:
In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance on a customer’s accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The guidance was adopted during our first quarter of fiscal year 2021 and was applied prospectively. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.
In August 2018, the FASB issued guidance which changes the fair value measurement disclosure requirements. The guidance modifies and removes certain disclosures related to the fair value hierarchy, and adds new disclosure requirements such as disclosing the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance was adopted during our first quarter of fiscal year 2021 and was applied retrospectively. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.
In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. Under the guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The guidance is also intended to reduce the complexity by decreasing the number of credit impairment models that entities use to account for debt instruments. In May 2019, the FASB amended the new standard to allow entities to elect the fair value option on certain financial instruments that were previously recorded at amortized cost. In November 2019, the FASB amended the new standard to extend the disclosure relief for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis. The guidance was adopted during our first quarter of fiscal year 2021 and did not have a material effect on our condensed consolidated financial statements.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Goodwill is assigned to and the fair value is tested at the reporting unit level. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test which compares the carrying value of the reporting unit to the reporting unit’s fair value to identify impairment. Under the quantitative assessment, if the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. As of September 30, 2020 and June 30, 2020 our goodwill totaled $11.2 million. During the quarter ended September 30, 2020, no goodwill impairment was recognized.

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

	September 30, 2020			June 30, 2020
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$40,643	$33,340	$7,303	$43,671	$37,566	$6,105
Customer Relationships	7,050	2,054	4,996	7,050	1,871	5,179
Trade Names	3,570	1,041	2,529	3,570	952	2,618
Non-Compete Agreements	100	58	42	100	53	47
Other Intangible Assets	$51,363	$36,493	$14,870	$54,391	$40,442	$13,949
Amortization expense related to intangible assets was, in thousands, $653 during the quarter ended September 30, 2020, and $521 during the quarter ended September 30, 2019. Amortization expense in future periods is expected to be, in thousands, $2,170 for the remainder of fiscal year 2021, and $2,460, $2,068, $1,806, and $1,649 in the four years ending June 30, 2025, and $4,717 thereafter. The estimated useful life of capitalized software ranges from 2 to 10 years. The amortization period for customer relationship intangible assets is 20 years. The estimated useful life of trade names is 10 years. The estimated useful life of non-compete agreements is 5 years.
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
Our policy for estimating the allowance for credit losses on trade accounts receivable and notes receivable considers several factors including historical write-off experience, overall customer credit quality in relation to general economic and market conditions, and specific customer account analyses to estimate the collectability of certain accounts. The specific customer account analyses considers such items as aging, credit worthiness, payment history, and historical bad debt experience. Trade accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. Our limited amount of notes receivable allows management to monitor the risks, credit quality indicators, collectability, and probability of impairment on an individual basis. Adjustments to the allowance for credit losses are recorded in selling and administrative expenses. Customary terms require payment within 30 days, with terms beyond 30 days being considered extended.
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

Components of the Non-operating income (expense), net line, were:

	Three Months Ended
	September 30
(Amounts in Thousands)	2020	2019
Gain on Supplemental Employee Retirement Plan Investments	$758	$58
Other	(15)	(57)
Non-operating income, net	$743	$1

Note 3. Restructuring
During the first three months of fiscal years 2021 and 2020, we recognized pre-tax restructuring expense of $4.2 million and $4.4 million, respectively.
We utilized available market prices and management estimates to determine the fair value of impaired assets. Restructuring is included in the Restructuring Expense line item on our Condensed Consolidated Statements of Income.
Transformation Restructuring Plan Phase 1:
In June 2019, we announced a transformation restructuring plan to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe phase 1 of our transformation restructuring plan has established a more cost-efficient structure to better align our operations with our long-term strategic goals. The transformation restructuring plan includes the following:
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
We estimate that the total pre-tax restructuring charges upon completion of the plan will be approximately $11.1 million. The restructuring charges are expected to consist of approximately $3.6 million for severance and other employee-related costs, $3.5 million for facility exit and other costs, and $4.0 million for asset impairment. Approximately 55% of the total cost estimate is expected to be cash expense.

A summary of the charges recorded in connection with phase 1 of the transformation restructuring plan is as follows:

	Three Months Ended		Charges Incurred to Date
	September 30
(Amounts in Thousands)	2020	2019
Cash-related restructuring charges:
Severance and other employee related costs	$62	$1,206	$2,884
Facility exit costs and other cash charges	331	469	2,371
Total cash-related restructuring charges	$393	$1,675	$5,255
Non-cash charges:
Transition stock compensation	—	470	725
Impairment of assets	332	2,205	4,022
Other non-cash charges	38	—	187
Total non-cash charges	$370	$2,675	$4,934
Total charges	$763	$4,350	$10,189
A summary of the current period activity in accrued restructuring related to phase 1 of the transformation restructuring plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs	Facility exit and other costs	Total
Balance at June 30, 2020	$167	$65	$232
Additions charged to expense	62	—	62
Cash payments charged against reserve	(212)	(54)	(266)
Balance at September 30, 2020	$17	$11	$28

Transformation Restructuring Plan Phase 2:
In August 2020, we announced the next phase of our transformation restructuring plan that will align our business units to a new market-centric orientation and is expected to yield additional cost savings that will aid us in effectively managing through the downturn caused by the COVID-19 pandemic. Phase 2 of the transformation restructuring plan builds on the initial strategy and the transformation restructuring plan announced in June 2019. The following is a summary of the activities we will be undertaking pursuant to phase 2 of the transformation restructuring plan:
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
•We are streamlining our workforce to align with the new organizational structure and respond to lower volumes created by the COVID-19 pandemic, creating a more efficient organization to deliver on our Connect 2.0 strategy.
Phase 2 of the transformation restructuring plan began in the first quarter of our fiscal year 2021, and we expect a substantial majority of the underlying activities of these aforementioned actions to be completed within two years.
In addition to the savings already generated from phase 1 of the transformation restructuring plan, the efforts of the phase 2 transformation restructuring plan are expected to generate annualized pre-tax savings of approximately $18.0 million when it is fully implemented. We currently estimate the phase 2 transformation restructuring plan will incur total pre-tax restructuring charges of approximately $17.0 million to $18.0 million, with $13.0 million to $14.0 million expected to be recorded in fiscal year 2021, and the remainder in fiscal year 2022. The restructuring charges are expected to consist of approximately $8.0 million to

$8.4 million for severance and other employee-related costs, $4.2 million to $4.4 million for facility costs, and $4.8 million to $5.2 million for lease and other asset impairment. Approximately 75% of the total cost estimate is expected to be cash expense.
A summary of the charges recorded in connection with phase 2 of the transformation restructuring plan is as follows:

Three Months Ended
September 30,
(Amounts in Thousands)	2020
Cash-related restructuring charges:
Severance and other employee related costs	$2,890
Facility exit costs and other cash charges	127
Total cash-related restructuring charges	$3,017
Non-cash charges:
Impairment of assets	460
Total charges	$3,477
A summary of the current period activity in accrued restructuring related to phase 2 of the transformation restructuring plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs
Balance at June 30, 2020	$—
Additions charged to expense	2,890
Cash payments charged against reserve	(2,087)
Balance at September 30, 2020	$803

Note 4. Revenue
Disaggregation of Revenue
The following table provides information about revenue by end market:

	Three Months Ended
	September 30
(Amounts in Millions)	2020	2019
Workplace	$95.3	$125.8
Health	20.6	28.9
Hospitality	32.0	46.8
Total Net Sales	$147.9	$201.5
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
We also receive deposits from certain customers before revenue is recognized, resulting in the recognition of a contract liability reported as Customer Deposits in the Condensed Consolidated Balance Sheets. Customer deposits are typically utilized within a year of the receipt of the deposit. The amount of revenue recognized during the three months ended September 30, 2020 that was included in the June 30, 2020 customer deposit balance was $14.5 million.
Note 5. Leases
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
Certain leases have terms that are dependent upon the occurrence of events, activities, or circumstances in lease agreements and incur variable lease expense driven by warehouse square footage utilized, property taxes assessed, and other non-lease component charges. Variable lease expense is presented as operating expense in our Condensed Consolidated Statements of Income and Comprehensive Income in the same line item as expense arising from fixed lease payments for operating leases. For all classes of assets, we do not separate non-lease components of a contract from the lease components to which they relate. We do not recognize a right-of-use asset or lease liability for short-term leases that have a lease term of twelve months or less.
The components of our lease expenses are as follows:

	Three Months Ended
	September 30
(Amounts in Millions)	2020	2019
Operating lease expense	$0.8	$0.8
Variable lease expense	0.7	0.7
Total lease expense	$1.5	$1.5
Right-of-use assets for operating leases are tested for impairment in the same manner as long-lived assets used in operations as explained in Note 11 - Fair Value of Notes to Condensed Consolidated Financial Statements. During the first quarter of fiscal year 2021, we recorded $0.2 million of right-of-use asset and associated leasehold improvement impairment resulting from consolidating a production facility in Red Lion, Pennsylvania into our Baltimore, Maryland facility as part of our transformation restructuring plan. During the first quarter of fiscal year 2020, we recorded $2.2 million of right-of-use asset and associated leasehold improvement impairment resulting from ceasing use of four furniture showrooms after the implementation of ASC 842 as part of our transformation restructuring plan. The impairment charges are included in the Restructuring Expense line item on our Condensed Consolidated Statements of Income.

Supplemental cash flow and other information related to leases are as follows:

	Three Months Ended
	September 30
(Amounts in Millions)	2020	2019
Cash flow information:
Operating lease payments impacting lease liability	$1.2	$1.2
Leased assets obtained in exchange for operating lease liabilities	$—	$0.1

	As of
	September 30
(Amounts in Millions)	2020	2019
Other information:
Weighted-average remaining term (in years)	5.4	6.1
Weighted-average discount rate	4.7%	4.6%
The following table summarizes the future minimum lease payments as of September 30, 2020:

Fiscal Year Ended
(Amounts in Millions)	June 30 (1)
2021	$3.8
2022	4.7
2023	4.1
2024	3.4
2025	3.1
Thereafter	3.9
Total lease payments	$23.0
Less interest	2.7
Present value of lease liabilities	$20.3
(1) Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced.

Note 6. Earnings Per Share
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

	Three Months Ended
	September 30
(Amounts in Thousands, Except for Per Share Data)	2020	2019
Net Income	$5,386	$11,384

Average Shares Outstanding for Basic EPS Calculation	36,974	36,937
Dilutive Effect of Average Outstanding Compensation Awards	246	310
Average Shares Outstanding for Diluted EPS Calculation	37,220	37,247

Basic Earnings Per Share	$0.15	$0.31
Diluted Earnings Per Share	$0.14	$0.31

Note 7. Income Taxes
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rate was 25.7% for the three months ended September 30, 2020, which was equal to the combined federal and state statutory tax rate. Our effective tax rate was 27.4% for the three months ended September 30, 2019, which was higher than the combined federal and state statutory rate primarily due to a prior year tax provision adjustment.
Note 8. Inventories
Inventory components were as follows:

(Amounts in Thousands)	September 30, 2020	June 30, 2020
Finished products	$25,099	$29,081
Work-in-process	1,247	1,648
Raw materials	32,119	35,295
Total FIFO inventory	58,465	66,024
LIFO reserve	(16,320)	(16,167)
Total inventory	$42,145	$49,857
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three month periods ended September 30, 2020 and 2019 was immaterial.

Note 9. Accumulated Other Comprehensive Income
During the three months ended September 30, 2020 and 2019, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2020	$32	$2,105	$2,137
Other comprehensive income (loss) before reclassifications	(18)	132	114
Reclassification to (earnings) loss	—	(83)	(83)
Net current-period other comprehensive income (loss)	(18)	49	31
Balance at September 30, 2020	$14	$2,154	$2,168

Balance at June 30, 2019	$23	$1,914	$1,937
Other comprehensive income (loss) before reclassifications	(6)	110	104
Reclassification to (earnings) loss	—	(65)	(65)
Net current-period other comprehensive income (loss)	(6)	45	39
Balance at September 30, 2019	$17	$1,959	$1,976

The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	September 30
(Amounts in Thousands)	2020	2019
Postemployment Benefits Amortization of Actuarial Gain (1)	$112	$88	Non-operating income (expense), net
	(29)	(23)	Benefit (Provision) for Income Taxes
Total Reclassifications for the Period	$83	$65	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 14 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.
Note 10. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. As of September 30, 2020, we had a maximum financial exposure from unused standby letters of credit totaling $1.6 million.
We are periodically required to provide performance bonds in order to conduct business with certain customers. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. We are ultimately liable for claims that may occur against the performance bonds. We had a maximum financial exposure from performance bonds totaling $8.7 million as of September 30, 2020.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our condensed consolidated financial statements. Accordingly, no liability has been recorded as of September 30, 2020 with respect to the standby letters of credit or performance bonds. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
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
Changes in the product warranty accrual for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2020	2019
Product Warranty Liability at the beginning of the period	$3,190	$2,238
Additions to warranty accrual (including changes in estimates)	427	278
Settlements made (in cash or in kind)	(572)	(370)
Product Warranty Liability at the end of the period	$3,045	$2,146

Note 11. Fair Value
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
There were no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
We hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in equity securities without readily determinable fair value and $1.5 million in stock warrants. The investment in equity securities without readily determinable fair value is classified as a Level 3 financial asset, as explained in the Financial Instruments Not Carried At Fair Value section below. The investment in stock warrants is also classified as a Level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 12 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the investment in equity securities without readily determinable fair value, and Note 13 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information regarding the investment in stock warrants. No purchases or sales of Level 3 assets occurred during the three months ended September 30, 2020.

Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents: Money market funds	1	Market - Quoted market prices
Available-for-sale securities: Secondary market certificates of deposit	2	Market - Based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information.
Available-for-sale securities: U.S. Treasury securities	1	Market - Quoted market prices
Trading securities: Mutual funds held in nonqualified SERP	1	Market - Quoted market prices
Derivative Assets: Stock warrants	3
Market - The privately-held company is in a start-up phase. The pricing of recent purchases or sales of the investment are considered, if any, as well as positive and negative qualitative evidence, in the assessment of fair value. The value of the stock warrants fluctuates primarily in relation to the value of the privately-held company's underlying securities.

Recurring Fair Value Measurements:
As of September 30, 2020 and June 30, 2020, the fair values of financial assets that are measured at fair value on a recurring basis using the market or income approach are categorized as follows:

	September 30, 2020
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$98,571	$—	$—	$98,571
Available-for-sale securities: Secondary market certificates of deposit	—	3,519	—	3,519
Available-for-sale securities: U.S. Treasury securities	10,000	—	—	10,000
Trading Securities: Mutual funds in nonqualified SERP	12,708	—	—	12,708
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$121,279	$3,519	$1,500	$126,298

	June 30, 2020
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$91,035	$—	$—	$91,035
Available-for-sale securities: Secondary market certificates of deposit	—	5,294	—	5,294
Trading Securities: Mutual funds in nonqualified SERP	11,975	—	—	11,975
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$103,010	$5,294	$1,500	$109,804

The nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, target date funds, a bond fund, and a money market fund. The SERP investment assets are offset by a SERP liability which represents our obligation to distribute SERP funds to participants. See Note 12 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the SERP.

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

Non-recurring Fair Value Adjustment	Level	Valuation Technique/Inputs Used
Impairment of Right of Use Lease Assets and Related Asset Groups	3	Income - Based on a valuation model that measures the present value of remaining lease payments less estimated sublease income at a discount rate that captures the risk associated with the future cash flows.
During the first quarter of fiscal year 2021, we recorded $0.2 million of right-of-use asset and associated leasehold improvement impairment resulting from consolidating a production facility in Red Lion, Pennsylvania into our Baltimore, Maryland facility as part of our transformation restructuring plan. During the first quarter of fiscal year 2020, due to ceasing use of four showrooms related to the Transformation Restructuring Plan, we recognized an impairment loss of $2.2 million to reduce the related asset groups to fair value. The impairment loss is included as a component of the Restructuring Expense line item on our Condensed Consolidated Statements of Income. The asset groups used to calculate impairment included the right-of-use lease assets, leasehold improvements, and lease liabilities.
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
On a periodic basis, but no less frequently than quarterly, the investment in equity securities without readily determinable fair value is qualitatively assessed for impairment when there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. If a significant adverse effect on the fair value of the investment were to occur and was deemed to be other-than-temporary, the fair value of the investment would be estimated, and the amount by which the carrying value of the investment exceeds its fair value would be recorded as an impairment loss. See Note 12 - Investments of Notes to Condensed Consolidated Financial Statements for the carrying amount of this investment.
The carrying value of our cash deposit accounts, trade accounts receivable, trade accounts payable, customer deposits, and dividends payable approximates fair value due to the relatively short maturity and immaterial non-performance risk.
Note 12. Investments
Investment Portfolio:
Our investment portfolio consists of U.S. Treasury securities and certificates of deposit purchased in the secondary market. Our investment policy dictates that U.S. Treasury securities must be investment grade quality. Our secondary market certificates of deposit are classified as investment securities, being purchased in the secondary market through a broker and available to be sold in the secondary market. All certificates of deposit are FDIC insured.

Our investment portfolio is available for use in current operations; therefore, investments are recorded within Current Assets in the Condensed Consolidated Balance Sheets. The contractual maturities of our investment portfolio were as follows:

	September 30, 2020
(Amounts in Thousands)	Certificates of Deposit	U.S. Treasury Securities
Within one year	$3,519	$10,000
After one year through two years	—	—
Total Fair Value	$3,519	$10,000
All investments are classified as available-for-sale securities which are recorded at fair value. See Note 11 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the fair value of available-for-sale securities. The amortized cost basis reflects the original purchase price, with discounts and premiums amortized over the life of the available-for-sale securities. Unrealized losses on available-for-sale securities are recognized in earnings when there is intent to sell or it is likely to be required to sell before recovery of the loss, or when the available-for-sale securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax-related effect as a component of Shareholders’ Equity.

	September 30, 2020
(Amounts in Thousands)	Certificates of Deposit	U.S. Treasury Securities
Amortized cost basis	$3,500	$10,000
Unrealized holding gains	19	—
Unrealized holding losses	—	—
Fair Value	$3,519	$10,000

	June 30, 2020
(Amounts in Thousands)	Certificates of Deposit	U.S. Treasury Securities
Amortized cost basis	$5,250	$—
Unrealized holding gains	44	—
Unrealized holding losses	—	—
Fair Value	$5,294	$—
No investments were in a continuous unrealized loss position for greater than twelve months as of September 30, 2020. There were no realized gains or losses as a result of sales in the three months ended September 30, 2020 and September 30, 2019.
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed SERP in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) section of the Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income or expense as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains for the three months ended September 30, 2020 and 2019 were, in thousands, $679 and $24, respectively.

SERP asset and liability balances were as follows:

(Amounts in Thousands)	September 30, 2020	June 30, 2020
SERP investments - current asset	$3,861	$3,622
SERP investments - other long-term asset	8,847	8,353
Total SERP investments	$12,708	$11,975

SERP obligation - current liability	$3,861	$3,622
SERP obligation - other long-term liability	8,847	8,353
Total SERP obligation	$12,708	$11,975
Equity securities without readily determinable fair value:
We hold a total investment of $2.0 million in a privately-held company, including $0.5 million in equity securities without readily determinable fair value. The investment in equity securities without readily determinable fair value is included in the Other Assets line of the Condensed Consolidated Balance Sheets. See Note 11 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities. We do not hold a majority voting interest and are not the variable interest primary beneficiary of the privately-held company, thus consolidation is not required.
Note 13. Derivative Instruments
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Condensed Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended September 30, 2020, the change in fair value of the stock warrants was not significant. See Note 11 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities.

Note 14. Postemployment Benefits
Our domestic employees participate in severance plans which provide severance benefits to eligible employees meeting the plans’ qualifications, primarily for involuntary termination without cause.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2020	2019
Service cost	$122	$126
Interest cost	11	19
Amortization of actuarial income	(112)	(88)
Net periodic benefit cost	$21	$57
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions, such as restructuring actions, are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.
Note 15. Stock Compensation
Stock-based compensation expense during the three months ended September 30, 2020 and 2019, was $0.9 million and $2.1 million, respectively. The total income tax benefit for stock compensation arrangements was $0.2 million during the three months ended September 30, 2020, and $0.6 million during the three months ended September 30, 2019.

During fiscal year 2021, the following stock compensation was awarded to officers and other key employees and to members of the Board of Directors who are not employees. All awards were granted under the 2017 Stock Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Type of Award	Quarter Awarded	Targeted Shares or Units	Grant Date Fair Value (4)
Relative Total Shareholder Return Performance Units (1)	1st Quarter	82,036	$11.35
Restricted Stock Units (2)	1st Quarter	165,529	$10.94	-	$11.28
Unrestricted Shares (3)	1st Quarter	12,592	$11.02
(1) Performance units were awarded to key officers under the Company’s Relative Total Shareholder Return program. Vesting occurs at June 30, 2023. Participants will earn from 0% to 200% of the target award depending upon how the compound annual growth rate of Kimball International common stock ranks within the peer group at the end of the performance period. The maximum number of units that can be issued under these awards is 164,072.
(2) Restricted stock units were awarded to officers and key employees. Vesting occurs at June 30, 2021, June 30, 2022, and June 30, 2023. Upon vesting, the outstanding number of restricted stock units and the value of dividends accumulated over the vesting period are converted to shares of common stock.
(3) Unrestricted shares were awarded to non-employee members of the Board of Directors as consideration for service to Kimball International and do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
(4) The grant date fair value of the Relative Total Shareholder Return awards was calculated using a Monte Carlo simulation. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. The grant date fair value of the restricted stock units that receive dividends and unrestricted shares was based on the stock price at the date of the award.
Note 16. Variable Interest Entities
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
The equity securities without readily determinable fair value and stock warrants were valued at $0.5 million and $1.5 million, respectively, at both September 30, 2020 and June 30, 2020 and were included in the Other Assets line of the Condensed Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 11 - Fair Value of Notes to Condensed Consolidated Financial Statements.
The carrying value of the notes receivable for independent dealership financing were $0.7 million at September 30, 2020 and $0.9 million at June 30, 2020 and were included on the Receivables and Other Assets lines of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball International to the VIEs was limited to the items discussed above during the quarter ended September 30, 2020.
Note 17. Subsequent Events
Merger Agreement
On November 4, 2020, we entered into an Agreement and Plan of Merger (“Merger”) with Poppin, Inc. The total consideration to be paid in connection with the Merger is approximately $110 million in cash at the closing of the Merger, subject to customary purchase price adjustments as provided in the Merger agreement, and a potential earn-out of up to an additional $70 million, subject to meeting certain financial targets as provided in the Merger agreement. The complete Merger agreement was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on November 4, 2020.

Credit Facility
In connection with and to facilitate the Merger, on November 4, 2020, we amended our credit facility to now allow for up to $125 million in borrowings, with an option to increase the amount available for borrowing to $200 million at our request, subject to participating banks’ consent. The amended credit facility maintains a maturity date of October 2024. The complete agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2020.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
For over 70 years, Kimball International, Inc. (the “Company,” “Kimball International,” “we,” “us,” or “our”) has created design-driven furnishings that have helped our customers shape spaces into places, bringing possibility to life by enabling collaboration, discovery, wellness, and relaxation. We go to market through our family of brands: Kimball, National, Interwoven, Etc., Kimball Hospitality, and D’style by Kimball Hospitality. Our values and integrity are demonstrated daily by living our purpose and guiding principles that establish us as an employer of choice. We build success by growing long-term relationships with customers, employees, suppliers, shareholders and the communities in which we operate.
Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:
•COVID-19 - The COVID-19 pandemic continued to adversely impact our financial performance during the first quarter of fiscal year 2021, and is expected to have a continuing adverse impact as we navigate through this crisis. The expected duration and severity of the COVID-19 impact on our business is affected by plans to return to the workplace balanced with working from home and the potential prolonged reduction in travel. Our dealers and suppliers are also experiencing similar negative impacts from the COVID-19 pandemic. Order rates in the first quarter of fiscal year 2021 in our hospitality and health end markets improved from the orders booked in the most recent fourth quarter, but overall orders declined compared to the first quarter of our fiscal year 2020. In response to the decline in orders and revenue, we are focusing on cost control and are closely monitoring market changes and our liquidity in order to proactively adjust our operating costs. In order to preserve cash during this time, we have also reduced spending on discretionary expenditures. Managing working capital in conjunction with fluctuating demand levels is likewise key. While the impact of COVID-19 is anticipated to impact our future sales levels, we believe our principal sources of liquidity from available funds on hand and short-term investments, cash generated from operations, and the availability of borrowing under our amended credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months.
•‘Kimball International Connect 2.0’ Strategy - In August 2020, Kimball International announced Connect 2.0, which centers around accelerating our growth. The four pillars of our previously announced strategy remain constant: inspire our people with a purpose driven and high performance culture, build our capabilities by expanding our work on innovation, fuel our future through the dedication to cost savings, and accelerate our growth. Connect 2.0 is designed to accelerate the growth of Kimball International and aid us in effectively managing through the current economic downturn, by driving market share gains as well as yielding additional cost savings. The Company has been reorganized into four market centric business units which are Workplace, Health, Hospitality, and eBusiness that will accelerate our ability to redesign and reimagine the new workplace, build a new work from home portfolio, continue assembling experts in health, and expand our hospitality business into other commercial direct sales environments. The dedicated eBusiness unit has taken a leadership role in establishing all e-commerce across our brands and end markets. Each of these four business units is supported by the agility and efficiency of Global Operations and the streamlined center-led structure that we implemented in year one of our strategy and the transformation restructuring plan described below.
•Transformation Restructuring Plan Phase 1 - In June 2019, we announced a transformation restructuring plan to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe phase 1 of our transformation restructuring plan has established a more cost-efficient structure to better align our operations with our long-term strategic goals. We anticipate remaining restructuring charges of $0.9 million related to the leased showrooms which were previously closed but have not been subleased. See Note 3 - Restructuring of Notes to Condensed Consolidated Financial Statements for additional information.
•Transformation Restructuring Plan Phase 2 - In August 2020, we announced the next phase of our transformation restructuring plan that will align our business units to a new market-centric orientation and is expected to yield additional cost savings that will aid us in effectively managing through the downturn caused by the COVID-19 pandemic. Phase 2 of the transformation restructuring plan builds on the initial strategy and the transformation restructuring plan announced in June 2019. Phase 2 of the transformation restructuring plan began in the first quarter of our fiscal year 2021, and we expect a substantial majority of the underlying activities of these aforementioned actions to be completed within two years. We currently estimate the transformation restructuring plan will incur total pre-tax restructuring charges of approximately $17.0 million to $18.0 million related to the initiatives under phase 2 of the transformation restructuring plan, with $13.0 million to $14.0 million expected to be recorded in fiscal year 2021, and the remainder in fiscal year 2022. The restructuring charges are expected to consist of approximately $8.0 million to $8.4 million for severance and other employee-related costs, $4.2 million to $4.4 million for facility costs, and $4.8 million to $5.2 million for lease and other asset impairment. Approximately 75% of the total cost estimate is expected to be cash expense. The following is a summary of the activities we will be undertaking pursuant to phase 2 of the transformation restructuring plan:
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
•We are streamlining our workforce to align with the new organizational structure and respond to lower volumes created by the COVID-19 pandemic, creating a more efficient organization to deliver on our Connect 2.0 strategy.
•We expect pricing pressure on commodities in future quarters, and also expect to be exposed to fluctuations in both domestic and ocean freight costs. We are working to offset increases in these costs through supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization. Transportation costs are managed by optimizing logistics and supply chain planning.
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
•We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, was $189.9 million at September 30, 2020.
•Subsequent to the end of our first quarter, we entered into an Agreement and Plan of Merger (“Merger”) with Poppin, Inc. on November 4, 2020. The total consideration to be paid in connection with the Merger is approximately $110 million in cash at the closing of the Merger, subject to customary purchase price adjustments as provided in the Merger agreement, and a potential earn-out of up to an additional $70 million, subject to meeting certain financial targets as provided in the Merger agreement. The complete Merger agreement was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on November 4, 2020.
•In connection with and to facilitate the Merger, on November 4, 2020, we amended our credit facility to now allow for up to $125 million in borrowings, with an option to increase the amount available for borrowing to $200 million at our request, subject to participating banks’ consent. The amended credit facility maintains a maturity date of October 2024. The complete agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2020.

Financial Overview

	At or for the Three Months Ended
	September 30
(Amounts in Millions)	2020	2019	% Change
Net Sales	$147.9	$201.5	(27%)
Gross Profit	52.4	70.4	(26%)
Selling and Administrative Expenses	41.7	50.9	(18%)
Restructuring Expense	4.2	4.4
Operating Income	6.4	15.1	(57%)
Operating Income %	4.3%	7.5%
Adjusted Operating Income *	$11.6	$19.7	(41%)
Adjusted Operating Income % *	7.8%	9.8%
Net Income	$5.4	$11.4	(53%)
Net Income as a Percentage of Net Sales	3.6%	5.7%
Adjusted Net Income *	$8.6	$14.7	(41%)
Diluted Earnings Per Share	$0.14	$0.31	(55%)
Adjusted Diluted Earnings Per Share *	$0.23	$0.40	(43%)
Return on Invested Capital **	26.0%	51.0%
Adjusted EBITDA *	$15.8	$23.8	(34%)
Adjusted EBITDA % *	10.7%	11.8%
Order Backlog **	$139.5	$150.4	(7%)
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements.
** Items indicated represent Key Performance Indicators.
See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Market
	Three Months Ended
	September 30
(Amounts in Millions)	2020	2019	% Change
Workplace	$95.3	$125.8	(24%)
Health	20.6	28.9	(29%)
Hospitality	32.0	46.8	(32%)
Total Net Sales	$147.9	$201.5	(27%)
The Workplace, Health and Hospitality end markets align with the reorganization which occurred at the beginning of fiscal year 2021. Our Workplace end market includes sales to the commercial, financial, government and education vertical markets.
First quarter fiscal year 2021 consolidated net sales were $147.9 million compared to first quarter fiscal year 2020 net sales of $201.5 million. The 27% net sales decrease is due to lower volume in the workplace, health, and hospitality end markets driven by the COVID-19 pandemic. Each of our vertical market sales levels can fluctuate depending on the mix of projects in a given period.
Order backlog at September 30, 2020 decreased 7%, when compared to the backlog level as of September 30, 2019, driven by the COVID-19 pandemic. Backlog at a point in time may not be indicative of future sales trends.
Gross profit as a percent of net sales increased 50 basis points in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020. Savings realized from our transformation plan, a shift in sales mix to higher margin products, and a reduction in our healthcare and retirement expenses more than offset the loss of leverage on the lower sales volumes.

Selling and administrative expenses as a percent of net sales in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020 increased 300 basis points due to the decline in sales volume outpacing our reduction in selling and administrative expenses. Selling and administrative expenses in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020 decreased 18% in absolute dollars driven by savings resulting from our transformation restructuring plan, lower incentive compensation resulting from lower earnings, reduced marketing expense, lower retirement expense, lower commissions due to the volume decline, and lower travel and entertainment expenses.
In the first quarter of fiscal years 2021 and 2020, we recognized pre-tax restructuring expense of $4.2 million and $4.4 million, respectively, related to phase 1 and phase 2 of our transformation restructuring plans. See Note 3 - Restructuring of Notes to Condensed Consolidated Financial Statements for additional information.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2020	2019
Interest Income	$102	$607
Interest Expense	(28)	(23)
Gain on Supplemental Employee Retirement Plan Investments	758	58
Other	(15)	(57)
Other Income (Expense), net	$817	$585
Our effective tax rate was 25.7% for the three months ended September 30, 2020, which was equal to the combined federal and state statutory rate. Our effective tax rate was 27.4% for the three months ended September 30, 2019 which was higher than the combined federal and state statutory rate primarily due to a prior year tax provision adjustment.
Comparing the balance sheet as of September 30, 2020 to June 30, 2020, our accounts receivable balance declined as a result of our reduced sales volumes. Our inventory balance has declined, but we have maintained certain minimum inventory thresholds essential to efficiently serving our customers. Our accrued expenses line decreased due to payments of our accrued cash incentive compensation and company retirement contribution which were both related to our fiscal year 2020 performance.

Liquidity and Capital Resources
Our total cash, cash equivalents, and short-term investments, was $116.5 million at September 30, 2020 and $97.1 million at June 30, 2020. Cash flows from operations of $27.0 million more than offset capital expenditures, including capitalized software, of $4.0 million and the return of capital to shareholders in the form of dividends totaling $3.3 million during the first three months of fiscal year 2021.
Working capital at September 30, 2020 and June 30, 2020 was $125.8 million and $123.1 million, respectively. The current ratio was 2.3 and 2.1 at September 30, 2020 and June 30, 2020, respectively.
Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, totaled $189.9 million at September 30, 2020. At September 30, 2020, we had $1.6 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. We had no credit facility borrowings outstanding as of September 30, 2020 or June 30, 2020.

Cash Flows
The following table reflects the major categories of cash flows for the first three months of fiscal years 2021 and 2020.

	Three Months Ended
	September 30
(Amounts in Thousands)	2020	2019
Net cash provided by operating activities	$26,959	$11,056
Net cash used for investing activities	$(12,248)	$(510)
Net cash used for financing activities	$(3,578)	$(3,806)
Cash Flows from Operating Activities
For the first three months of fiscal year 2021 net cash provided by operating activities was $27.0 million inclusive of $5.4 million of net income while the first three months of fiscal year 2020 net cash provided by operating activities was $11.1 million inclusive of $11.4 million of net income. Changes in working capital balances provided $16.7 million of cash in the first three months of fiscal year 2021 and used $10.5 million of cash in the first three months of fiscal year 2020.
The $16.7 million of cash provided by changes in working capital balances in the first three months of fiscal year 2021 was driven by a $17.4 million reduction in our accounts receivable balance due to the reduction in our sales volume and a $7.7 million reduction in our inventory balance. Partially offsetting the decrease in working capital was a reduction in our accrued expenses balance as our accrued cash incentive compensation and retirement profit sharing contribution, which together totaled $9.5 million and were related to our fiscal year 2020 performance, were paid out during our first quarter of fiscal year 2021.
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
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the three-month periods ended September 30, 2020 and September 30, 2019 were 35 and 29 days, respectively. The DSO increase was largely driven by the impacts of COVID-19 and customer payment patterns. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the three-month periods ended September 30, 2020 and September 30, 2019 were 56 and 44 days, respectively. While inventory has declined since last year, there are certain minimum inventory thresholds essential to efficiently serving our customers causing an increase in our inventory days on hand. We define PDSOH as the average of the monthly net inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During the first three months of fiscal year 2021, we invested $10.0 million in available-for-sale securities, and $1.8 million matured. During the first three months of fiscal year 2020, we invested $6.0 million in available-for-sale securities, and $12.7 million matured. During the current year first quarter, our short-term investments included certificates of deposit purchased in the secondary market and U.S. Treasury securities. During the first three months of fiscal years 2021 and 2020, we reinvested $4.0 million and $7.4 million, respectively, into capital investments for the future. The current year capital investments were primarily for various manufacturing equipment upgrades to increase automation in production facilities, configuration design software, and facility improvements. The prior year capital investments were primarily for facility improvements such as renovations to our corporate headquarters, and various manufacturing equipment upgrades.
Cash Flows from Financing Activities
We paid dividends of $3.3 million and $2.9 million in the three-month periods ended September 30, 2020 and September 30, 2019, respectively. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis.
Credit Facility
As of September 30, 2020 we had a $75 million credit facility with a maturity date of October 2024 that allowed for both issuances of letters of credit and cash borrowings. We also had an option to request an increase of the amount available for borrowing to $150 million, subject to participating banks’ consent. The revolving loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds of the revolving loans were to be used for general corporate purposes including acquisitions. A portion of the credit facility, not to exceed $10 million of the principal amount, was available for the issuance of letters of credit. At September 30, 2020, we had $1.6 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. At both September 30, 2020 and June 30, 2020, we had no borrowings outstanding.
The credit facility required us to comply with certain debt covenants, the most significant of which were the adjusted leverage ratio and the fixed charge coverage ratio. The adjusted leverage ratio was defined as (a) consolidated total indebtedness minus unencumbered U.S. cash equivalents on hand in excess of $15,000,000 provided that the maximum subtraction did not exceed $35,000,000 to (b) adjusted consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, and could not be greater than 3.0 to 1.0. The fixed charge coverage ratio was defined as (a) the sum of (i) consolidated EBITDA, minus (ii) 50% of depreciation expense, minus (iii) taxes paid, minus (iv) dividends and distributions paid, minus if the Adjusted Leverage Ratio was greater than 1.00 to 1.00 for the then most recently ended four fiscal quarter period, repurchase of Equity Interests to (b) the sum of (i) scheduled principal payments on indebtedness due and/or paid, plus (ii) interest expense, calculated on a consolidated basis in accordance with U.S. GAAP, determined as of the end of each of our fiscal quarters for the trailing four fiscal quarters then ending, and could not be less than 1.10 to 1.00. We were in compliance with all debt covenants of the credit facility during the three-month period ended September 30, 2020.
The table below compares the adjusted leverage ratio and the fixed charge coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	September 30, 2020	Credit Agreement	Excess
Adjusted Leverage Ratio	(0.43)	3.00	3.43
Fixed Charge Coverage Ratio	514.87	1.10	513.77
Future Liquidity
On November 4, 2020, we amended our credit facility to now allow for up to $125 million in borrowings, with an option to increase the amount available for borrowing to $200 million at our request, subject to participating banks’ consent. The amended credit facility maintains a maturity date of October 2024. The complete agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2020.
While we expect the impact of COVID-19 will continue to impact our sales levels, we believe our principal sources of liquidity from available funds on hand and short-term investments, cash generated from operations, and the availability of borrowing under our amended credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months. During the remainder of fiscal year 2021, we also anticipate cash outflow of approximately $110 million for the Poppin, Inc. merger, and approximately $8 million related to the second phase of our transformation restructuring plan. Our Board of Directors declared quarterly dividends of $0.09 per share, to be paid during both our second and third quarters of fiscal year 2021. Future cash dividends are subject to approval by our Board of Directors and may be adjusted as business needs or market conditions change. We plan to reinstate our share repurchase program during the second quarter of fiscal year 2021. At September 30, 2020, 2.5 million shares remained available under the repurchase program. During the remainder of fiscal year 2021 we expect to continue investments in capital expenditures, particularly for projects such as machinery and equipment upgrades and automation, and potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability. Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, including reduced revenues from the COVID-19 pandemic, the impact of changes in tariffs, lack of availability of raw material components in the supply chain, loss of key contract customers, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.

Non-GAAP Financial Measures and Other Key Performance Indicators
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with U.S. GAAP in the statements of income, statements of comprehensive income, balance sheets, statements of cash flows, or statements of shareholders’ equity of the company. The non-GAAP financial measures used within this MD&A include (1) adjusted operating income, defined as operating income excluding restructuring expenses, CEO transition costs, and market value adjustments related to our SERP liability; (2) adjusted operating income percentage, defined as adjusted operating income as a percentage of net sales; (3) adjusted net income, defined as net income excluding restructuring expenses and CEO transition costs; (4) adjusted diluted earnings per share, defined as diluted earnings per share excluding restructuring expenses and CEO transition costs; (5) adjusted EBITDA, defined as earnings before interest, taxes, depreciation, and amortization and excluding restructuring expenses and CEO transition costs; and (6) adjusted EBITDA percentage, defined as adjusted EBITDA as a percentage of net sales. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the tables below. Management believes it is useful for investors to understand and to be able to meaningfully trend, analyze and benchmark how our core operations performed without market value adjustments related to our SERP liability or expenses incurred in executing our transformation restructuring plan or our CEO transition. Many of our internal performance measures that management uses to make certain operating decisions exclude these expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators
(Amounts in Thousands, Except for Per Share Data)

Adjusted Operating Income	Three Months Ended
	September 30
	2020	2019
Operating Income, as reported	$6,429	$15,106
Add: Pre-tax Restructuring Expense	4,240	4,350
Add: Pre-tax Expense Adjustment to SERP Liability	758	58
Add: Pre-tax CEO Transition Costs	141	175
Adjusted Operating Income	$11,568	$19,689
Net Sales	$147,944	$201,452
Adjusted Operating Income %	7.8%	9.8%

Adjusted Net Income	Three Months Ended
	September 30
	2020	2019
Net Income, as reported	$5,386	$11,384
Pre-tax CEO Transition Costs	141	175
Tax on CEO Transition Costs	(36)	(45)
Add: After-tax CEO Transition Costs	105	130
Pre-tax Restructuring Expense	4,240	4,350
Tax on Restructuring Expense	(1,092)	(1,120)
Add: After-tax Restructuring Expense	3,148	3,230
Adjusted Net Income	$8,639	$14,744

Adjusted Diluted Earnings Per Share	Three Months Ended
	September 30
	2020	2019
Diluted Earnings Per Share, as reported	$0.14	$0.31
Add: After-tax CEO Transition Costs	—	0.01
Add: After-tax Restructuring Expense	0.09	0.08
Adjusted Diluted Earnings Per Share	$0.23	$0.40

Earnings Before Interest, Taxes, Depreciation, and Amortization excluding Restructuring Expense and CEO Transition Costs (“Adjusted EBITDA”)
	Three Months Ended
	September 30
	2020	2019
Net Income	$5,386	$11,384
Provision for Income Taxes	1,860	4,307
Income Before Taxes on Income	7,246	15,691
Interest Expense	28	23
Interest Income	(102)	(607)
Depreciation	3,592	3,610
Amortization	653	521
Pre-tax CEO Transition Costs	141	175
Pre-tax Restructuring Expense	4,240	4,350
Adjusted EBITDA	$15,798	$23,763
Net Sales	$147,944	$201,452
Net Income %	3.6%	5.7%
Adjusted EBITDA %	10.7%	11.8%
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
See Note 11 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
As of September 30, 2020, there have been no material changes outside the ordinary course of business to our summary of contractual obligations under the caption, “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are limited to standby letters of credit and performance bonds. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 10 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on the standby letters of credit and performance bonds. We do not have material exposures to trading activities of non-exchange traded contracts.
The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. During the first three months of fiscal year 2021, there were no material changes in the accounting policies and assumptions previously disclosed.
New Accounting Standards
See Note 2 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements generally can be identified by the use of words or phrases, including, but not limited to “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “setting up,” “beginning to,” “will,” “should,” “would,” “resume,” or similar statements. We caution that forward-looking statements are subject to known and unknown risks and uncertainties that may cause the Company’s actual future results and performance to differ materially from expected results, including, but not limited to, the possibility that any of the anticipated benefits of the proposed transaction between the Company and Poppin will not be realized or will not be realized within the expected time period; the risk that integration of the operations of Poppin with the Company will be materially delayed or will be more costly or difficult than expected; the inability to complete the proposed transaction due to the failure to obtain any required stockholder approval; the failure to satisfy other conditions to completion of the proposed transaction, including receipt of required regulatory and other approvals; the failure of the proposed transaction to close for any other reason; the effect of the announcement of the transaction, including on customer relationships and operating results; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; the risk that any projections or guidance by the Company or Poppin, including revenues, margins, earnings, or any other financial results are not realized; adverse changes in global economic conditions; successful execution of Phase 2 of the Company’s restructuring plan; the impact on the Company or Poppin of changes in tariffs; increased global competition; significant reduction in customer order patterns; loss of key suppliers; loss of or significant volume reductions from key contract customers; financial stability of key customers and suppliers; relationships with strategic customers and product distributors; availability or cost of raw materials and components; changes in the regulatory environment; global health concerns (including the impact of the COVID-19 outbreak); or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company’s Form 10-K filing for the fiscal year ended June 30, 2020 and other filings with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk with respect to commodity price fluctuations for components used in the manufacture of our products, primarily related to wood and wood-related components, steel, aluminum, and plastics. These components are impacted by global pricing pressures and general economic conditions. The U.S. imposed tariffs on steel and aluminum and if further tariffs are assessed the landed cost of our products could increase materially, which would reduce our net income if we are unable to mitigate the additional cost. We strive to offset increases in the cost of these materials through supplier negotiations, global sourcing initiatives, and product re-engineering and parts standardization. We are also exposed to fluctuations in transportation costs, which vary based upon freight carrier capacity and fuel prices. Transportation costs are managed by optimizing logistics and supply chain planning.

There have been no material changes to other market risks, including interest rate and foreign exchange rate risks, from the information disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On February 7, 2019 an additional two million shares of common stock were authorized by the Board of Directors for repurchase. At September 30, 2020, 2.5 million shares remained available under the repurchase program. We did not repurchase any shares under the repurchase program during the first quarter of fiscal year 2021 due to temporarily suspending share repurchases as a result of the COVID-19 pandemic.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

2(a)
Agreement and Plan of Merger, dated as of November 4, 2020, by and among Kimball International, Inc., Project Fifth Gear Merger Corp., Poppin, Inc. and Fortis Advisors LLC, as the Stockholders’ Representative (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed November 4, 2020)

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q filed November 2, 2017)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K filed August 28, 2020)
10(a)*	Employment Offer between the Company and Mr. Wolfe (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 5, 2020)
10(b)
First Amendment to Credit Agreement, dated as of November 4, 2020, among Kimball International, Inc., the lender parties thereto, JPMorgan Chase Bank, National Association, as administrative agent, and the guarantors named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 4, 2020)

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in Inline XBRL and contained in Exhibit 101
*constitutes management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ KRISTINE L. JUSTER
Kristine L. Juster Chief Executive Officer
November 5, 2020

By:	/s/ TIMOTHY J. WOLFE
Timothy J. Wolfe Chief Financial Officer
November 5, 2020