Form 10-Q
period 2020-12-31
KIMBALL INTERNATIONAL INC
filed 2021-02-08
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock as of January 28, 2021 was:
Class A Common Stock - 191,587 shares
Class B Common Stock - 36,690,325 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	December 31, 2020	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$39,720	$91,798
Short-term investments	1,505	5,294
Receivables, net of allowances of $2,780 and $2,574, respectively	54,759	68,365
Inventories	60,199	49,857
Prepaid expenses and other current assets	17,504	16,869
Assets held for sale	—	215
Total current assets	173,687	232,398
Property and equipment, net of accumulated depreciation of $197,261 and $193,641, respectively	90,028	92,041
Right-of-use operating lease assets	18,072	16,461
Goodwill	82,958	11,160
Other intangible assets, net of accumulated amortization of $37,030 and $40,442, respectively	68,041	13,949
Deferred tax assets	12,854	7,485
Other assets	18,460	12,773
Total Assets	$464,100	$386,267

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$40,000	$—
Current maturities of long-term debt	1,282	27
Accounts payable	42,268	40,229
Customer deposits	28,965	19,649
Current portion of operating lease liability	6,601	4,886
Dividends payable	3,580	3,454
Accrued expenses	31,726	41,076
Total current liabilities	154,422	109,321
Other Liabilities:
Long-term debt, less current maturities	1,331	109
Long-term operating lease liability	15,527	16,610
Contingent earn-out liability	31,790	—
Other	17,018	15,431
Total other liabilities	65,666	32,150
Shareholders’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 192,000 and 193,000, respectively	9	10
Class B - Shares authorized: 100,000,000 Shares issued: 42,831,000 and 42,830,000, respectively	2,142	2,141
Additional paid-in capital	4,843	3,770
Retained earnings	302,937	305,024
Accumulated other comprehensive income	2,169	2,137
Less: Treasury stock, at cost, 6,101,000 shares and 6,110,000 shares, respectively	(68,088)	(68,286)
Total Shareholders’ Equity	244,012	244,796
Total Liabilities and Shareholders’ Equity	$464,100	$386,267
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31		December 31
	2020	2019	2020	2019
Net Sales	$136,197	$192,164	$284,141	$393,616
Cost of Sales	90,648	126,823	186,236	257,905
Gross Profit	45,549	65,341	97,905	135,711
Selling and Administrative Expenses	45,967	49,719	87,654	100,633
Restructuring Expense	1,616	1,396	5,856	5,746
Operating Income (Loss)	(2,034)	14,226	4,395	29,332
Other Income (Expense):
Interest income	87	489	189	1,096
Interest expense	(58)	(21)	(86)	(44)
Non-operating income (expense), net	1,380	717	2,123	718
Other income (expense), net	1,409	1,185	2,226	1,770
Income (Loss) Before Taxes on Income	(625)	15,411	6,621	31,102
Provision for Income Taxes	213	4,372	2,073	8,679
Net Income (Loss)	$(838)	$11,039	$4,548	$22,423

Earnings (Loss) Per Share of Common Stock:
Basic Earnings (Loss) Per Share	$(0.02)	$0.30	$0.12	$0.61
Diluted Earnings (Loss) Per Share	$(0.02)	$0.30	$0.12	$0.60

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	36,962	36,921	36,968	36,929
Average Number of Shares Outstanding - Diluted	36,962	37,221	37,465	37,274
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	(Unaudited)			(Unaudited)
	Three Months Ended			Three Months Ended
	December 31, 2020			December 31, 2019
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income (loss)			$(838)			$11,039
Other comprehensive income (loss):
Available-for-sale securities	$(13)	$3	$(10)	$(12)	$3	$(9)
Postemployment severance actuarial change	124	(32)	92	296	(76)	220
Reclassification to (earnings) loss:
Amortization of actuarial change	(109)	28	(81)	(90)	23	(67)
Other comprehensive income (loss)	$2	$(1)	$1	$194	$(50)	$144
Total comprehensive income (loss)			$(837)			$11,183

	(Unaudited)			(Unaudited)
	Six Months Ended			Six Months Ended
	December 31, 2020			December 31, 2019
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$4,548			$22,423
Other comprehensive income (loss):
Available-for-sale securities	$(38)	$10	$(28)	$(20)	$5	$(15)
Postemployment severance actuarial change	302	(78)	224	445	(115)	330
Reclassification to (earnings) loss:
Amortization of actuarial change	(221)	57	(164)	(178)	46	(132)
Other comprehensive income (loss)	$43	$(11)	$32	$247	$(64)	$183
Total comprehensive income			$4,580			$22,606
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Six Months Ended
	December 31
	2020	2019
Cash Flows From Operating Activities:
Net income	$4,548	$22,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,128	7,476
Amortization	1,702	1,068
(Gain) loss on sales of assets	(177)	59
Restructuring and asset impairment charges	1,462	2,763
Deferred income tax and other deferred charges	(747)	(979)
Stock-based compensation	2,258	2,729
Other, net	(547)	2,220
Change in operating assets and liabilities:
Receivables	16,720	825
Inventories	5,376	(2,931)
Prepaid expenses and other current assets	156	(2,343)
Accounts payable	(5,785)	(7,057)
Customer deposits	7,271	7,883
Accrued expenses	(14,844)	(20,734)
Net cash provided by operating activities	24,521	13,402
Cash Flows From Investing Activities:
Capital expenditures	(5,895)	(12,038)
Proceeds from sales of assets	394	102
Cash paid for acquisition	(100,930)	—
Purchases of capitalized software	(3,047)	(1,471)
Purchases of available-for-sale securities	(10,000)	(13,975)
Maturities of available-for-sale securities	13,750	21,488
Other, net	(46)	(853)
Net cash used for investing activities	(105,774)	(6,747)
Cash Flows From Financing Activities:
Proceeds from short-term debt	40,000	—
Repayments of long-term debt	(27)	(25)
Dividends paid to shareholders	(6,643)	(6,286)
Repurchases of Common Stock	(638)	(1,266)
Repurchase of employee shares for tax withholding	(236)	(842)
Net cash provided by (used for) financing activities	32,456	(8,419)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash (1)	(48,797)	(1,764)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	92,444	73,837
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$43,647	$72,073
Supplemental Disclosure of Cash Flow Information
Non-cash items:
Contingent earn-out liability for Poppin, Inc. acquisition	$31,790	$—
Cash paid during the period for:
Income taxes	$6,089	$9,063
Interest expense	$29	$14
(1) The following table reconciles cash and cash equivalents in the balance sheets to cash, cash equivalents, and restricted cash per the statements of cash flows. The restricted cash included in other assets on the balance sheet represents amounts pledged as collateral for a long-term financing arrangement as contractually required by a lender. The restriction will lapse when the related long-term debt is paid off. Restricted cash also included customer deposits held due to a foreign entity being classified as a restricted entity by a government agency subsequent to our receipt of the deposit and cash held in escrow for repayment of the Payment Protection Program loan that Poppin, Inc. obtained prior to its acquisition.

(Amounts in Thousands)	December 31, 2020	June 30, 2020	December 31, 2019	June 30, 2019
Cash and Cash Equivalents	$39,720	$91,798	$71,430	$73,196
Restricted cash included in Other Assets	3,927	646	643	641
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$43,647	$92,444	$72,073	$73,837
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Three months ended December 31, 2020 (Unaudited)	Class A	Class B
Amounts at September 30, 2020	$10	$2,141	$3,681	$307,177	$2,168	$(67,484)	$247,693
Net income (loss)				(838)			(838)
Other comprehensive income (loss)					1		1
Issuance of non-restricted stock (11,000 shares)			(147)			147	—
Conversion of Class A to Class B common stock (1,000 shares)	(1)	1					—
Compensation expense related to stock compensation plans			1,309				1,309
Repurchase of Common Stock (62,000 shares)						(751)	(751)
Dividends declared ($0.09 per share)				(3,402)			(3,402)
Amounts at December 31, 2020	$9	$2,142	$4,843	$302,937	$2,169	$(68,088)	$244,012

Three months ended December 31, 2019 (Unaudited)
Amounts at September 30, 2019	$12	$2,139	$2,438	$285,405	$1,976	$(66,938)	$225,032
Net income				11,039			11,039
Other comprehensive income (loss)					144		144
Issuance of non-restricted stock (6,000 shares)			(84)			84	—
Conversion of Class A to Class B common stock (55,000 shares)	(2)	2					—
Compensation expense related to stock compensation plans			1,069				1,069
Repurchase of Common Stock (65,000 shares)						(1,340)	(1,340)
Dividends declared ($0.09 per share)				(3,355)			(3,355)
Amounts at December 31, 2019	$10	$2,141	$3,423	$293,089	$2,120	$(68,194)	$232,589

Six months ended December 31, 2020 (Unaudited)
Amounts at June 30, 2020	$10	$2,141	$3,770	$305,024	$2,137	$(68,286)	$244,796
Net income				4,548			4,548
Other comprehensive income (loss)					32		32
Issuance of non-restricted stock (24,000 shares)			(315)			315	—
Conversion of Class A to Class B common stock (1,000 shares)	(1)	1					—
Compensation expense related to stock incentive plans			2,258				2,258
Restricted stock units issuance (15,000 shares)			(284)			204	(80)
Relative total shareholder return performance units issuance (32,000 shares)			(586)			430	(156)
Cumulative effect of change in accounting principle				134			134
Repurchase of Common Stock (62,000 shares)						(751)	(751)
Dividends declared ($0.18 per share)				(6,769)			(6,769)
Amounts at December 31, 2020	$9	$2,142	$4,843	$302,937	$2,169	$(68,088)	$244,012

Six months ended December 31, 2019 (Unaudited)
Amounts at June 30, 2019	$12	$2,139	$3,570	$277,391	$1,937	$(68,559)	$216,490
Net income				22,423			22,423
Other comprehensive income (loss)					183		183
Issuance of non-restricted stock (15,000 shares)			(202)			202	—
Conversion of Class A to Class B common stock (57,000 shares)	(2)	2					—
Compensation expense related to stock incentive plans			3,080				3,080
Performance share issuance (67,000 shares)			(1,391)			879	(512)
Relative total shareholder return performance units issuance (48,000 shares)			(954)			624	(330)
Reclassification of equity-classified awards			(680)				(680)
Repurchase of Common Stock (65,000 shares)						(1,340)	(1,340)
Dividends declared ($0.18 per share)				(6,725)			(6,725)
Amounts at December 31, 2019	$10	$2,141	$3,423	$293,089	$2,120	$(68,194)	$232,589
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
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Goodwill is assigned to and the fair value is tested at the reporting unit level. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test which compares the carrying value of the reporting unit to the reporting unit’s fair value to identify impairment. Under the quantitative assessment, if the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. In connection with our annual impairment test, we assessed goodwill associated with the acquisitions of D’style, Inc., and David Edward Furniture, Inc. for impairment during our second quarter of fiscal year 2021, and no goodwill impairment was recognized.

As of December 31, 2020 and June 30, 2020 our goodwill totaled $83.0 million and $11.2 million, respectively. During fiscal year 2021, we recorded $71.8 million and $52.4 million, respectively, in goodwill and other intangible assets from the acquisition of Poppin, Inc. See Note 3 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on this acquisition.
Other Intangible Assets reported on the Condensed Consolidated Balance Sheets consist of capitalized software, customer relationships, trade names, acquired technology, patents, trademarks, and non-compete agreements. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. A summary of intangible assets subject to amortization is as follows:

	December 31, 2020			June 30, 2020
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$42,063	$33,202	$8,861	$43,671	$37,566	$6,105
Customer Relationships	19,050	2,378	16,672	7,050	1,871	5,179
Trade Names	36,570	1,326	35,244	3,570	952	2,618
Acquired Technology	7,000	59	6,941	—	—	—
Patents and Trademarks	288	2	286	—	—	—
Non-Compete Agreements	100	63	37	100	53	47
Other Intangible Assets	$105,071	$37,030	$68,041	$54,391	$40,442	$13,949
Amortization expense related to intangible assets was, in thousands, $1,049 and $1,702 during the quarter and year-to-date period ended December 31, 2020, and was, in thousands, $547 and $1,068 during the quarter and year-to-date period ended December 31, 2019. Amortization expense in future periods is expected to be, in thousands, $4,918 for the remainder of fiscal year 2021, and $9,182, $8,344, $7,754, and $7,565 in the four years ending June 30, 2025, and $30,278 thereafter. The estimated useful life of capitalized software ranges from 2 to 10 years. The amortization period for customer relationship intangible assets ranges from 10 to 20 years. The estimated useful life of trade names is 10 years. The amortization period for acquired technology is 7 years. The estimated useful life of non-compete agreements is 5 years. The estimated useful life of patents is 14 years and the estimated useful life of trademarks is 15 years.
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
Trade names, non-compete agreements, acquired technology, patents and trademarks are amortized on a straight-line basis over their estimated useful lives. Capitalized customer relationships are amortized based on estimated attrition rates of customers. We have no intangible assets with indefinite useful lives which are not subject to amortization.
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
Components of the Non-operating income (expense), net line, were:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2020	2019	2020	2019
Gain on Supplemental Employee Retirement Plan Investments	$1,381	$716	$2,139	$774
Other	(1)	1	(16)	(56)
Non-operating income, net	$1,380	$717	$2,123	$718

Note 3. Acquisition
During the second quarter of fiscal year 2021, we acquired Poppin, Inc. (“Poppin”), a tech-enabled, market-leading B2B commercial furniture design company headquartered in New York City, New York. Poppin designs commercial-grade furniture that is made to mix, match, and scale in today’s modern office and work-from-home environments. The acquisition purchase price totaled $110.2 million in initial cash consideration plus additional contingent payments, if all milestones are achieved, of $70 million based on revenue and profitability milestones achieved through June 30, 2024. As of the acquisition date the fair value of the contingent earn-out was $31.8 million. The $110.2 million initial cash consideration is subject to certain post-closing working capital and other customary adjustments. Proforma financial information will be filed on a Current Report on Form 8-K/A in late February.

A summary of the preliminary purchase price allocation is as follows:

Purchase Price Allocation
(Amounts in Thousands)
Cash	$5,768
Receivables	2,814
Inventories	15,718
Other current assets	700
Net property and equipment	975
Other intangible assets	52,394
Goodwill	71,798
Right-of-use operating lease assets	5,103
Other long-term assets	4,161
Deferred tax assets	4,664
Total Assets	$164,095

Current maturities of long-term debt	1,252
Accounts payable	7,715
Customer deposits	2,045
Current portion of operating lease liability	1,937
Accrued expenses	5,260
Long-term debt, less current maturities	1,252
Long-term operating lease liability	2,565
Other long-term liabilities	80
Total Liabilities	$22,106
Net Assets	$141,989

Consideration
(Amounts in Thousands)
Cash	$110,199
Contingent earn-out — fair value at acquisition date	31,790
Fair value of total consideration	$141,989
Less: Acquired cash	5,768
Total consideration less acquired cash	$136,221

The operating results of this acquisition are included in our consolidated financial statements beginning on December 9, 2020. For both the quarter and year-to-date periods ended December 31, 2020, net sales and net loss related to Poppin were $2.7 million and $1.0 million, respectively. Direct costs of the acquisition during both the quarter and year-to-date periods ended December 31, 2020, of approximately $3.4 million were expensed as incurred and were included on the Selling and Administrative Expenses line of our Condensed Consolidated Statements of Income. The goodwill is not deductible for tax purposes. Goodwill is primarily attributable to the anticipated supply chain and revenue synergies including cross selling initiatives expected from the operations of the combined company. See Note 2 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements for more information on goodwill and other intangible assets. The purchase price allocation is provisional pending final valuations and purchase accounting adjustments, which were not final as of December 31,

2020. We utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process.
Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for Kimball International, Inc. and Poppin, Inc. as if the companies were combined as of the beginning of fiscal year 2020:

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands, Except Per Share Date)	2020	2019	2020	2019
Net Sales	$143,500	$214,727	$304,290	$436,057
Net Income (Loss)	(1,640)	7,969	1,342	16,352
Diluted Earnings (Loss) Per Share of Common Stock	$(0.04)	$0.21	$0.04	$0.44
This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments. This pro forma information is not necessarily indicative of what our results would have been had we operated the businesses since the beginning of the periods presented. The pro forma adjustments reflect the income statement effects of amortization of intangibles related to the fair value adjustments of the assets acquired, acquisition-related costs, incremental interest expense, and the related tax effects.
Note 4. Restructuring
We recognized pre-tax restructuring expense of $1.6 million and $5.9 million in the three and six months ended December 31, 2020, respectively, and recognized $1.4 million and $5.7 million for the three and six months ended December 31, 2019.
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
•Kimball brand selling resources were reallocated to higher-growth markets. We also ceased use of four leased furniture showrooms across our brands during the first quarter of fiscal year 2020 and recognized impairment of the lease and associated leasehold improvements. Additional impairment was recognized in our fourth quarter of fiscal year 2020 due to degradation of sublease assumptions resulting from the current economic environment.
We estimate that the total pre-tax restructuring charges upon completion of the plan will be approximately $11.3 million. The restructuring charges are expected to consist of approximately $3.6 million for severance and other employee-related costs, $3.6 million for facility exit and other costs, and $4.1 million for asset impairment. Approximately 55% of the total cost estimate is expected to be cash expense.

A summary of the charges recorded in connection with phase 1 of the transformation restructuring plan is as follows:

	Three Months Ended		Six Months Ended		Charges Incurred to Date
	December 31		December 31
(Amounts in Thousands)	2020	2019	2020	2019
Cash-related restructuring charges:
Severance and other employee related costs	$—	$785	$62	$1,991	$2,884
Facility exit costs and other cash charges	254	523	585	992	2,625
Total cash-related restructuring charges	$254	$1,308	$647	$2,983	$5,509
Non-cash charges:
Transition stock compensation	—	184	—	654	725
Impairment of assets and accelerated depreciation	73	(147)	405	2,058	4,095
Other non-cash charges	34	51	72	51	221
Total non-cash charges	$107	$88	$477	$2,763	$5,041
Total charges	$361	$1,396	$1,124	$5,746	$10,550
A summary of the current period activity in accrued restructuring related to phase 1 of the transformation restructuring plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs	Facility exit and other costs	Total
Balance at June 30, 2020	$167	$65	$232
Additions charged to expense	62	—	62
Cash payments charged against reserve	(224)	(60)	(284)
Non-cash adjustments	—	(5)	(5)
Balance at December 31, 2020	$5	$—	$5

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
In addition to the savings already generated from phase 1 of the transformation restructuring plan, the efforts of the phase 2 transformation restructuring plan are expected to generate annualized pre-tax savings of approximately $16.0 million when it is fully implemented. We currently estimate the phase 2 transformation restructuring plan will incur total pre-tax restructuring charges of approximately $15.0 million to $16.0 million, with $10.0 million to $11.0 million expected to be recorded in fiscal year 2021, and the remainder in fiscal year 2022. The restructuring charges are expected to consist of approximately $6.3 million to $6.7 million for severance and other employee-related costs, $3.7 million to $4.1 million for facility costs, and $5.0 million to $5.2 million for lease and other asset impairment. Approximately 70% of the total cost estimate is expected to be cash expense.
A summary of the charges recorded in connection with phase 2 of the transformation restructuring plan is as follows:

	Three Months Ended	Six Months Ended	Charges Incurred to Date
	December 31	December 31
(Amounts in Thousands)	2020	2020
Cash-related restructuring charges:
Severance and other employee related costs	$621	$3,511	$3,511
Facility exit costs and other cash charges	109	236	236
Total cash-related restructuring charges	$730	$3,747	$3,747
Non-cash charges:
Impairment of assets and accelerated depreciation	525	985	985
Total charges	$1,255	$4,732	$4,732
A summary of the current period activity in accrued restructuring related to phase 2 of the transformation restructuring plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs	Facility exit and other costs	Total
Balance at June 30, 2020	$—	$—	$—
Additions charged to expense	3,703	—	3,703
Cash payments charged against reserve	(2,272)	—	(2,272)
Non-cash adjustments	(192)	—	(192)
Balance at December 31, 2020	$1,239	$—	$1,239

Note 5. Revenue
Disaggregation of Revenue
The following table provides information about revenue by end market:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Millions)	2020	2019	2020	2019
Workplace	$87.4	$114.4	$182.7	$240.1
Health	27.0	28.2	47.6	57.1
Hospitality	21.8	49.6	53.8	96.4
Total Net Sales	$136.2	$192.2	$284.1	$393.6
The Workplace, Health, and Hospitality end markets align with the reorganization which occurred at the beginning of fiscal year 2021. Our Workplace end market includes sales to the commercial, financial, government and education vertical markets.

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
We also receive deposits from certain customers before revenue is recognized, resulting in the recognition of a contract liability reported as Customer Deposits in the Condensed Consolidated Balance Sheets. Customer deposits are typically utilized within a year of the receipt of the deposit. The amount of revenue recognized during the six months ended December 31, 2020 that was included in the June 30, 2020 customer deposit balance was $13.3 million.
Note 6. Leases
We have operating leases for showrooms, manufacturing facilities, warehouses, certain offices, and other facilities to support our operations in addition to select equipment that expire at various dates through 2027. We have no financing leases. Certain operating lease agreements include rental payments adjusted periodically for inflationary indexes. Additionally, some leases include options to renew or terminate the leases which can be exercised at our discretion. Lease terms include the noncancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods.
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
The components of our lease expenses are as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Millions)	2020	2019	2020	2019
Operating lease expense	$1.0	$0.8	$1.8	$1.6
Variable lease expense	0.6	0.6	1.3	1.3
Total lease expense	$1.6	$1.4	$3.1	$2.9
Right-of-use assets for operating leases are tested for impairment in the same manner as long-lived assets used in operations as explained in Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements. During the first quarter of fiscal year 2021, we recorded $0.2 million of right-of-use asset and associated leasehold improvement impairment resulting from consolidating a production facility in Red Lion, Pennsylvania into our Baltimore, Maryland facility as part of our transformation restructuring plan. During the first quarter of fiscal year 2020, we recorded $2.2 million of right-of-use asset and associated leasehold improvement impairment resulting from ceasing use of four furniture showrooms as part of our transformation restructuring plan. The impairment charges are included in the Restructuring Expense line item on our Condensed Consolidated Statements of Income.

Supplemental cash flow and other information related to leases are as follows:

	Six Months Ended
	December 31
(Amounts in Millions)	2020	2019
Cash flow information:
Operating lease payments impacting lease liability	$2.5	$2.4
Non-cash impact of obtaining new right-of-use assets	$5.1	$0.1

	As of
	December 31
(Amounts in Millions)	2020	2019
Other information:
Weighted-average remaining term (in years)	4.6	6.0
Weighted-average discount rate	4.5%	4.6%
The following table summarizes the future minimum lease payments as of December 31, 2020:

Fiscal Year Ended
(Amounts in Millions)	June 30 (1)
2021	$3.5
2022	6.6
2023	5.6
2024	3.4
2025	2.7
Thereafter	2.6
Total lease payments	$24.4
Less interest	2.3
Present value of lease liabilities	$22.1
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

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands, Except for Per Share Data)	2020	2019	2020	2019
Net Income (Loss)	$(838)	$11,039	$4,548	$22,423

Average Shares Outstanding for Basic EPS Calculation	36,962	36,921	36,968	36,929
Dilutive Effect of Average Outstanding Compensation Awards	—	300	497	345
Average Shares Outstanding for Diluted EPS Calculation	36,962	37,221	37,465	37,274

Basic Earnings (Loss) Per Share	$(0.02)	$0.30	$0.12	$0.61
Diluted Earnings (Loss) Per Share	$(0.02)	$0.30	$0.12	$0.60
All stock compensation awards were antidilutive as a result of the net loss for the quarter ended December 31, 2020 and were excluded from the dilutive calculation, including 681,000 average restricted share units and 164,000 average relative total shareholder return awards.
Note 8. Income Taxes
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rate for the six months ended December 31, 2020 was 31.3%, which was higher than the combined federal and state statutory tax rate due to nondeductible acquisition expenses related to the Poppin, Inc. acquisition and nondeductible officer compensation which was not fully offset by tax credits. Our effective tax rate for the three months ended December 31, 2020 was a negative tax rate of (34.1)%, as nondeductible costs outweighed the tax benefit from the pre-tax loss during the quarter. Our effective tax rate of 28.4% and 27.9%, respectively, for the three and six months ended December 31, 2019, was higher than statutory rates primarily due to nondeductible expenses and a prior year state tax provision adjustment.
During the second quarter of fiscal year 2021, we acquired U.S. federal net operating losses (“NOLs”) of approximately $75.7 million in connection with the Poppin, Inc. acquisition, of which an estimated $72.7 million will be available to offset future taxable income during the carryforward period based on limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Approximately $60.1 million of federal NOLs expire between fiscal years 2032 and 2037 and the remaining available federal NOLs can be carried forward indefinitely. We also acquired state NOLs of approximately $91.3 million in connection with the Poppin, Inc. acquisition, of which an estimated $66.7 million will available to offset future taxable income during the carryforward periods. We provided a full valuation allowance against the available state NOLs, as we do not have sufficient positive evidence at this time to conclude that Poppin, Inc. will be able to utilize the NOL carryforwards in the states where the losses were generated, considering state limitations on the utilization of NOLs.

Note 9. Inventories
Inventory components were as follows:

(Amounts in Thousands)	December 31, 2020	June 30, 2020
Finished products	$44,164	$29,081
Work-in-process	1,145	1,648
Raw materials	31,526	35,295
Total FIFO inventory	76,835	66,024
LIFO reserve	(16,636)	(16,167)
Total inventory	$60,199	$49,857
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three and six month periods ended December 31, 2020 and 2019 was immaterial. Our finished goods inventory increased from June 30, 2020 to December 31, 2020 as a result of the Poppin acquisition.
Note 10. Accumulated Other Comprehensive Income
During the three months ended December 31, 2020 and 2019, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at September 30, 2020	$14	$2,154	$2,168
Other comprehensive income (loss) before reclassifications	(10)	92	82
Reclassification to (earnings) loss	—	(81)	(81)
Net current-period other comprehensive income (loss)	(10)	11	1
Balance at December 31, 2020	$4	$2,165	$2,169

Balance at September 30, 2019	$17	$1,959	$1,976
Other comprehensive income (loss) before reclassifications	(9)	220	211
Reclassification to (earnings) loss	—	(67)	(67)
Net current-period other comprehensive income (loss)	(9)	153	144
Balance at December 31, 2019	$8	$2,112	$2,120

During the six months ended December 31, 2020 and 2019, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2020	$32	$2,105	$2,137
Other comprehensive income (loss) before reclassifications	(28)	224	196
Reclassification to (earnings) loss	—	(164)	(164)
Net current-period other comprehensive income (loss)	(28)	60	32
Balance at December 31, 2020	$4	$2,165	$2,169

Balance at June 30, 2019	$23	$1,914	$1,937
Other comprehensive income (loss) before reclassifications	(15)	330	315
Reclassification to (earnings) loss	—	(132)	(132)
Net current-period other comprehensive income (loss)	(15)	198	183
Balance at December 31, 2019	$8	$2,112	$2,120
The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	December 31		December 31
(Amounts in Thousands)	2020	2019	2020	2019
Postemployment Benefits Amortization of Actuarial Gain (1)	$109	$90	$221	$178	Non-operating income (expense), net
	(28)	(23)	(57)	(46)	Benefit (Provision) for Income Taxes
Total Reclassifications for the Period	$81	$67	$164	$132	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 16 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.
Note 11. Short-Term and Long-Term Debt
Short-term borrowings and long-term debt consisted of the following obligations:

(Amounts in Thousands)	December 31, 2020	June 30, 2020
Short-term debt under credit facility due June 8, 2021; 1.56%	$40,000	$—
PPP loan obtained in Poppin acquisition due April 23, 2022; 1.00%	2,504	—
Other debt maturing August 12, 2025; 9.25%	109	136
Total Debt	$42,613	$136

As of December 31, 2020 we had a $125 million credit facility with a maturity date of October 2024 that allowed for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $200 million, subject to participating banks’ consent. The loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds of the loans are to be used for general corporate purposes including acquisitions. A portion of the credit facility, not to exceed $10 million of the principal amount, was available for the issuance of letters of credit. At December 31, 2020, we had $1.6 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. Total availability to borrow under the credit facility totaled $83.4 million at December 31, 2020. For the second quarter of fiscal year 2021 and 2020, interest expense incurred and paid was, in thousands, $2 and $0, respectively, and for the year-to date periods of fiscal year 2021 and 2020 was $29 and $14, respectively.
The interest rate is dependent on the type of borrowings and will be one of the following two options:
•the adjusted London Interbank Offered Rate (“Adjusted LIBO Rate” as defined in the Credit Agreement) in effect two business days prior to the advance (adjusted upwards to reflect bank reserve costs) for such interest period, plus the Eurocurrency Loans margin which can range from 125.0 to 200.0 basis points based on the Company's ratio of consolidated total indebtedness to adjusted consolidated EBITDA; or
•the Alternate Base Rate (the “ABR”) which is defined as the highest of the fluctuating rate per annum equal to the higher of
a.prime rate as last quoted by The Wall Street Journal; or
b.1% per annum above the Adjusted LIBO rate; or
c.0.5% per annum above the Federal Reserve Bank of New York;
plus the ABR Loans spread which can range from 25.0 to 100.0 basis points based on the Company's ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
We were in compliance with all debt covenants of the credit facility during the six-month period ended December 31, 2020. The most significant financial covenants under the Credit Agreement require:
•an adjusted leverage ratio of (a) consolidated total indebtedness minus unencumbered U.S. cash equivalents in excess of $15,000,000 provided that the maximum subtraction shall not exceed $35,000,000 to (b) adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0, and
•an interest coverage ratio, for any period, of (a) Consolidated EBITDA for such period to (b) cash interest expense for such period, calculated on a consolidated basis in accordance with GAAP for the trailing four quarter period then ending, to not be less than 3.00 to 1.00.
We acquired Poppin, Inc. subsequent to their borrowing of the Payment Protection Program (“PPP”) loan, and we hold restricted cash in escrow for repayment of the PPP loan. If the PPP loan is forgiven, the proceeds will be paid to the former Poppin, Inc. equityholders per the terms of the agreement and plan of merger.
Note 12. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. As of December 31, 2020, we had a maximum financial exposure from unused standby letters of credit totaling $1.6 million.
We are periodically required to provide performance bonds in order to conduct business with certain customers. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. We are ultimately liable for claims that may occur against the performance bonds. We had a maximum financial exposure from performance bonds totaling $8.4 million as of December 31, 2020.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our condensed consolidated financial statements. Accordingly, no liability has been recorded as of December 31, 2020 with respect to the standby letters of credit or performance bonds. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.

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
Changes in the product warranty accrual for the six months ended December 31, 2020 and 2019 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2020	2019
Product Warranty Liability at the beginning of the period	$3,190	$2,238
Additions to warranty accrual (including changes in estimates)	867	285
Settlements made (in cash or in kind)	(1,025)	(422)
Product Warranty Liability at the end of the period	$3,032	$2,101

Note 13. Fair Value
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
In connection with the acquisition of Poppin, we valued long-lived and intangible assets at their estimated fair values at the acquisition date. The fair value estimates for intangible assets were based upon assumptions related to the future cash flows and discount rates utilizing currently available information, and in some cases, valuation results from independent valuation specialists (Level 3 determination of fair value). Subsequent to the acquisition, we may determine the fair value of our long-lived and intangible assets on a non-recurring basis in connection with our periodic evaluations of such assets for potential impairment and record impairment charges when such fair value estimates are lower than the carrying values of the assets. As part of the acquisition, contingent earn-out payments up to $70.0 million may be paid based on revenue and profitability milestones achieved through June 30, 2024. As of the December 9, 2020 acquisition date, the fair value of the contingent earn-out liability was $31.8 million. The liability is carried at fair value and is classified in Level 3 of the fair value hierarchy.
The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value		Valuation Technique	Unobservable Inputs	Range	Selected
Revenue and EBITDA Based Payments	$31.8	million	Discounted Cash Flow	Revenue Discount Rate	4% to 6%	5%
				EBITDA Volatility	30% to 52.5%	50%
				Revenue Volatility	5% to 7%	7%

We hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in equity securities without readily determinable fair value and $1.5 million in stock warrants. The investment in equity securities without readily determinable fair value is classified as a Level 3 financial asset, as explained in the Financial Instruments Not Carried At Fair Value section below. The investment in stock warrants is also classified as a Level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 14 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the investment in equity securities without readily determinable fair value, and Note 15 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information regarding the investment in stock warrants. No purchases or sales of Level 3 assets occurred during the six months ended December 31, 2020.
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

Recurring Fair Value Measurements:
As of December 31, 2020 and June 30, 2020, the fair values of financial assets that are measured at fair value on a recurring basis using the market or income approach are categorized as follows:

	December 31, 2020
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$33,745	$—	$—	$33,745
Available-for-sale securities: Secondary market certificates of deposit	—	1,505	—	1,505
Trading Securities: Mutual funds in nonqualified SERP	13,452	—	—	13,452
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$47,197	$1,505	$1,500	$50,202
Liabilities
Contingent earn-out liability	—	—	31,790	31,790
Total liabilities at fair value	$—	$—	$31,790	$31,790

	June 30, 2020
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$91,035	$—	$—	$91,035
Available-for-sale securities: Secondary market certificates of deposit	—	5,294	—	5,294
Trading Securities: Mutual funds in nonqualified SERP	11,975	—	—	11,975
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$103,010	$5,294	$1,500	$109,804

The nonqualified supplemental employee retirement plan (“SERP”) assets consist primarily of equity funds, balanced funds, target date funds, a bond fund, and a money market fund. The SERP investment assets are offset by a SERP liability which represents our obligation to distribute SERP funds to participants. See Note 14 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the SERP.
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
On a periodic basis, but no less frequently than quarterly, the investment in equity securities without readily determinable fair value is qualitatively assessed for impairment when there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. If a significant adverse effect on the fair value of the investment were to occur and was deemed to be other-than-temporary, the fair value of the investment would be estimated, and the amount by which the carrying value of the investment exceeds its fair value would be recorded as an impairment loss. See Note 14 - Investments of Notes to Condensed Consolidated Financial Statements for the carrying amount of this investment.
The carrying value of our cash deposit accounts, trade accounts receivable, trade accounts payable, customer deposits, debt, and dividends payable approximates fair value due to their relatively short maturity and immaterial non-performance risk.
Note 14. Investments
Investment Portfolio:
Our investment portfolio consists of certificates of deposit purchased in the secondary market. Secondary market certificates of deposit are classified as investment securities, being purchased in the secondary market through a broker and available to be sold in the secondary market. All certificates of deposit are FDIC insured.
Our investment portfolio is available for use in current operations; therefore, investments are recorded within Current Assets in the Condensed Consolidated Balance Sheets. The contractual maturities of our investment portfolio were as follows:

December 31, 2020
(Amounts in Thousands)	Certificates of Deposit
Within one year	$1,505
After one year through two years	—
Total Fair Value	$1,505
All investments are classified as available-for-sale securities which are recorded at fair value. See Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the fair value of available-for-sale securities. The amortized cost basis reflects the original purchase price, with discounts and premiums amortized over the life of the available-for-sale securities. Unrealized losses on available-for-sale securities are recognized in earnings when there is intent to sell or it is likely to be required to sell before recovery of the loss, or when the available-for-sale securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax-related effect as a component of Shareholders’ Equity.

December 31, 2020
(Amounts in Thousands)	Certificates of Deposit
Amortized cost basis	$1,500
Unrealized holding gains	5
Unrealized holding losses	—
Fair Value	$1,505

June 30, 2020
(Amounts in Thousands)	Certificates of Deposit
Amortized cost basis	$5,250
Unrealized holding gains	44
Unrealized holding losses	—
Fair Value	$5,294
No investments were in a continuous unrealized loss position for greater than twelve months as of December 31, 2020. There were no realized gains or losses as a result of sales in the three and six months ended December 31, 2020 and December 31, 2019.
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed SERP in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) section of the Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income or expense as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains for the six months ended December 31, 2020 and 2019 were, in thousands, $1,747 and $418, respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	December 31, 2020	June 30, 2020
SERP investments - current asset	$3,284	$3,622
SERP investments - other long-term asset	10,168	8,353
Total SERP investments	$13,452	$11,975

SERP obligation - current liability	$3,284	$3,622
SERP obligation - other long-term liability	10,168	8,353
Total SERP obligation	$13,452	$11,975
Equity securities without readily determinable fair value:
We hold a total investment of $2.0 million in a privately-held company, including $0.5 million in equity securities without readily determinable fair value. The investment in equity securities without readily determinable fair value is included in the Other Assets line of the Condensed Consolidated Balance Sheets. See Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities. We do not hold a majority voting interest and are not the variable interest primary beneficiary of the privately-held company, thus consolidation is not required.
Note 15. Derivative Instruments
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Condensed

Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended December 31, 2020, the change in fair value of the stock warrants was not significant. See Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities.

Note 16. Postemployment Benefits
Our domestic employees participate in severance plans which provide severance benefits to eligible employees meeting the plans’ qualifications, primarily for involuntary termination without cause.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2020	2019	2020	2019
Service cost	$121	$119	$243	$245
Interest cost	10	18	21	37
Amortization of actuarial income	(109)	(90)	(221)	(178)
Net periodic benefit cost	$22	$47	$43	$104
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions, such as restructuring actions, are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.
Note 17. Stock Compensation
Stock-based compensation expense during the quarter and year-to-date period ended December 31, 2020 was $1.3 million and $2.3 million, respectively, and during the quarter and year-to-date period ended December 31, 2019 was $1.1 million and $3.2 million, respectively. The total income tax benefit for stock compensation arrangements during the quarter and year-to-date period ended December 31, 2020 was $0.3 million and $0.6 million, respectively, and during the quarter and year-to-date period ended December 31, 2019 was $0.3 million and $0.8 million, respectively.
During fiscal year 2021, the following stock compensation was awarded to officers and other key employees and to members of the Board of Directors who are not employees. All awards were granted under the 2017 Stock Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Type of Award	Quarter Awarded	Targeted Shares or Units	Grant Date Fair Value (4)
Relative Total Shareholder Return Performance Units (1)	1st Quarter	82,036	$11.35
Relative Total Shareholder Return Performance Units (1)	2nd Quarter	17,285	$10.68	-	$12.63
Restricted Stock Units (2)	1st Quarter	165,529	$10.94	-	$11.28
Restricted Stock Units (2)	2nd Quarter	415,513	$11.08	-	$12.25
Unrestricted Shares (3)	1st Quarter	12,592	$11.02
Unrestricted Shares (3)	2nd Quarter	11,042	$10.65	-	$10.67
(1) Performance units were awarded to key officers under the Company’s Relative Total Shareholder Return program. Vesting occurs at June 30, 2021, June 30, 2022, and June 30, 2023. Participants will earn from 0% to 200% of the target award depending upon how the compound annual growth rate of Kimball International common stock ranks within the peer group at the end of the performance period. The maximum number of units that can be issued under these awards is 190,664.
(2) Restricted stock units were awarded to officers and key employees. Vesting occurs at June 30, 2021, December 31, 2021, June 30, 2022, December 31, 2022, June 30, 2023, and December 31, 2023. Upon vesting, the outstanding number of restricted stock units and the value of dividends accumulated over the vesting period are converted to shares of common stock.

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
Note 18. Variable Interest Entities
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
The equity securities without readily determinable fair value and stock warrants were valued at $0.5 million and $1.5 million, respectively, at both December 31, 2020 and June 30, 2020 and were included in the Other Assets line of the Condensed Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements.
The carrying value of the notes receivable for independent dealership financing were $0.6 million at December 31, 2020 and $0.9 million at June 30, 2020 and were included on the Receivables and Other Assets lines of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball International to the VIEs was limited to the items discussed above during the quarter ended December 31, 2020.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
For over 70 years, Kimball International, Inc. (the “Company,” “Kimball International,” “we,” “us,” or “our”) has created design-driven furnishings that have helped our customers shape spaces into places, bringing possibility to life by enabling collaboration, discovery, wellness, and relaxation. We go to market through our family of brands: Kimball, National, Interwoven, Etc., Kimball Hospitality, D’style by Kimball Hospitality, and Poppin. Our values and integrity are demonstrated daily by living our purpose and guiding principles that establish us as an employer of choice. We build success by growing long-term relationships with customers, employees, suppliers, shareholders and the communities in which we operate.
Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:
•COVID-19 - The COVID-19 pandemic continued to adversely impact our financial performance during the second quarter of fiscal year 2021, and is expected to have a continuing adverse impact as we navigate through this crisis. The expected duration and severity of the COVID-19 impact on our business is affected by plans to return to the workplace balanced with working from home and the potential prolonged reduction in travel. Our dealers and suppliers are also experiencing similar negative impacts from the COVID-19 pandemic. Order rates in the second quarter of fiscal year 2021 in our workplace and health end markets improved from the orders booked in the most recent first quarter, but hospitality orders declined thus overall orders declined compared to the second quarter of our fiscal year 2020. In response to the decline in orders and revenue, we are focusing on cost control and are closely monitoring market changes and our liquidity in order to proactively adjust our operating costs. In order to preserve cash during this time, we have also reduced spending on discretionary expenditures. Managing working capital in conjunction with fluctuating demand levels is likewise key. While the impact of COVID-19 is anticipated to impact our future sales levels, we believe our principal sources of liquidity from available funds on hand and short-term investments, cash generated from operations, and the availability of borrowing under our amended credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months.

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
•Transformation Restructuring Plan Phase 1 - In June 2019, we announced a transformation restructuring plan to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe phase 1 of our transformation restructuring plan has established a more cost-efficient structure to better align our operations with our long-term strategic goals. We anticipate remaining restructuring charges of $0.7 million related to the leased showrooms which were previously closed but have not been subleased. See Note 4 - Restructuring of Notes to Condensed Consolidated Financial Statements for additional information.
•Transformation Restructuring Plan Phase 2 - In August 2020, we announced the next phase of our transformation restructuring plan that will align our business units to a new market-centric orientation and is expected to yield additional cost savings that will aid us in effectively managing through the downturn caused by the COVID-19 pandemic. Phase 2 of the transformation restructuring plan builds on the initial strategy and the transformation restructuring plan announced in June 2019. Phase 2 of the transformation restructuring plan began in the first quarter of our fiscal year 2021, and we expect a substantial majority of the underlying activities of these aforementioned actions to be completed within two years. We currently estimate the transformation restructuring plan will incur total pre-tax restructuring charges of approximately $15.0 million to $16.0 million related to the initiatives under phase 2 of the transformation restructuring plan, with $10.0 million to $11.0 million expected to be recorded in fiscal year 2021, and the remainder in fiscal year 2022. The restructuring charges are expected to consist of approximately $6.3 million to $6.7 million for severance and other employee-related costs, $3.7 million to $4.1 million for facility costs, and $5.0 million to $5.2 million for lease and other asset impairment. Approximately 70% of the total cost estimate is expected to be cash expense. The following is a summary of the activities we will be undertaking pursuant to phase 2 of the transformation restructuring plan:
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
•During the second quarter of fiscal year 2021, we acquired Poppin, Inc. (“Poppin”), a tech-enabled, market-leading B2B commercial furniture design company headquartered in New York City, New York. Poppin designs commercial-grade furniture that is made to mix, match, and scale in today’s modern office and work-from-home environments. The acquisition purchase price totaled $110.2 million in initial cash consideration plus additional contingent payments, if all milestones are achieved, of $70.0 million based on revenue and profitability milestones achieved through June 30, 2024. As of the acquisition date the fair value of the contingent earn-out was $31.8 million. The $110.2 million initial cash consideration is subject to certain post-closing working capital and other customary adjustments.
•In connection with and to facilitate the merger, on November 4, 2020, we amended our credit facility to allow for up to $125 million in borrowings, with an option to increase the amount available for borrowing to $200 million at our request, subject to participating banks’ consent. The amended credit facility maintains a maturity date of October 2024. The complete agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2020.

•We expect to be exposed to fluctuations in both domestic freight and ocean freight costs. Transportation costs are managed by optimizing logistics and supply chain planning, but the current freight rate levels are elevated such that year-over-year increases are expected in the second half of our fiscal year 2021. We are working to offset increases in these costs through supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization. To a lesser extent, we expect pricing pressure on other commodities in future quarters.
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
•We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, was $124.6 million at December 31, 2020.

Financial Overview

	At or for the Three Months Ended			For the Six Months Ended
	December 31			December 31
(Amounts in Millions)	2020	2019	% Change	2020	2019	% Change
Net Sales	$136.2	$192.2	(29%)	$284.1	$393.6	(28%)
Organic Net Sales*	133.5	192.2	(31%)	281.5	393.6	(28%)
Gross Profit	45.5	65.3	(30%)	97.9	135.7	(28%)
Selling and Administrative Expenses	46.0	49.7	(8%)	87.7	100.6	(13%)
Restructuring Expense	1.6	1.4		5.9	5.7
Operating Income (Loss)	(2.0)	14.2	(114%)	4.4	29.3	(85%)
Operating Income (Loss) %	(1.5%)	7.4%		1.5%	7.5%
Adjusted Operating Income *	$4.9	$16.5	(70%)	$16.5	$36.2	(54%)
Adjusted Operating Income % *	3.6%	8.6%		5.8%	9.2%
Net Income (Loss)	$(0.8)	$11.0	(108%)	$4.5	$22.4	(80%)
Net Income (Loss) as a Percentage of Net Sales	(0.6%)	5.7%		1.6%	5.7%
Adjusted Net Income *	$3.3	$12.2	(73%)	$11.9	$27.0	(56%)
Diluted Earnings (Loss) Per Share	$(0.02)	$0.30	(107%)	$0.12	$0.60	(80%)
Adjusted Diluted Earnings Per Share *	$0.09	$0.33	(73%)	$0.32	$0.72	(56%)
Return on Invested Capital **	15.9%	38.4%		12.4%	43.6%
Adjusted EBITDA *	$9.1	$20.9	(56%)	$24.9	$44.7	(44%)
Adjusted EBITDA % *	6.7%	10.9%		8.8%	11.4%
Order Backlog **	$144.9	$173.2	(16%)
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements.
** Items indicated represent Key Performance Indicators.
See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Market
	Three Months Ended			Six Months Ended
	December 31			December 31
(Amounts in Millions)	2020	2019	% Change	2020	2019	% Change
Workplace	$87.4	$114.4	(24%)	$182.7	$240.1	(24%)
Health	27.0	28.2	(4%)	47.6	57.1	(17%)
Hospitality	21.8	49.6	(56%)	53.8	96.4	(44%)
Total Net Sales	$136.2	$192.2	(29%)	$284.1	$393.6	(28%)
The Workplace, Health and Hospitality end markets align with the reorganization which occurred at the beginning of fiscal year 2021. Our Workplace end market includes sales to the commercial, financial, government and education vertical markets.
Second quarter fiscal year 2021 consolidated net sales were $136.2 million compared to second quarter fiscal year 2020 net sales of $192.2 million. The 31% organic net sales decrease is primarily due to lower volume in the workplace and hospitality end markets driven by the COVID-19 pandemic and $6 million reduction in revenue was specifically driven by port congestion. Consolidated net sales for the six-month period ended December 31, 2020 were $284.1 million compared to net sales of $393.6 million for the six-month period ended December 31, 2019. For the year-to-date period, organic net sales decreased 28%

primarily due to volume declines in our workplace, health, and hospitality end markets driven by the COVID-19 pandemic. Each of our end market sales levels can fluctuate depending on the mix of projects in a given period.
Order backlog at December 31, 2020 decreased 16%, when compared to the backlog level as of December 31, 2019, driven by the COVID-19 pandemic. Backlog at a point in time may not be indicative of future sales trends.
Gross profit as a percent of net sales decreased 60 basis points in the second quarter of fiscal year 2021 compared to the second quarter of fiscal year 2020. Savings realized from our transformation plan, a shift in sales mix to higher margin products, price increases net of higher discounting, lower healthcare expenses, and a reduction in retirement expenses partially offset the loss of leverage on the lower sales volumes, increased freight costs, and inflationary pressure. Gross profit as a percent of net sales was flat for the year-to-date period of fiscal year 2021 compared to the year-to-date period of fiscal year 2020. Savings realized from our transformation plan, a shift in sales mix to higher margin products, and a reduction in retirement expenses offset the loss of leverage on the lower sales volumes and inflationary pressure.
Selling and administrative expenses as a percent of net sales in the second quarter and year-to-date period of fiscal year 2021 compared to the second quarter and year to date period of fiscal year 2020 increased 780 basis points and 540 basis points, respectively, due to the decline in sales volume outpacing our reduction in selling and administrative expenses. Selling and administrative expenses in the second quarter and year to date period of fiscal year 2021 compared to the second quarter and year to date period of fiscal year 2020 decreased 8% and 13% in absolute dollars driven by lower incentive compensation resulting from lower earnings, lower commissions due to the volume decline, lower travel and entertainment expenses, savings resulting from our transformation restructuring plan, lower retirement expense, and reduced marketing expense. Partially offsetting the decline in selling and administrative expenses were the acquisition costs and the incremental selling and administrative expenses of the Poppin business. During the quarter and year to date period of fiscal year 2021 we also recorded higher selling and administrative expenses related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (“SERP”) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on net income.
In the second quarter and year-to-date period of fiscal year 2021, we recognized pre-tax restructuring expense of $1.6 million and $5.9 million respectively, related to phase 1 and phase 2 of our transformation restructuring plans. In the second quarter and year-to-date period of fiscal year 2020, we recognized pre-tax restructuring expense of $1.4 million and $5.7 million respectively, related to phase 1 of our transformation restructuring plans. See Note 4 - Restructuring of Notes to Condensed Consolidated Financial Statements for additional information.
Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2020	2019	2020	2019
Interest Income	$87	$489	$189	$1,096
Interest Expense	(58)	(21)	(86)	(44)
Gain on Supplemental Employee Retirement Plan Investments	1,381	716	2,139	774
Other	(1)	1	(16)	(56)
Other Income (Expense), net	$1,409	$1,185	$2,226	$1,770
Our effective tax rate was a negative rate of (34.1)% for the three months ended December 31, 2020, as nondeductible costs outweighed the tax benefit from the pre-tax loss during the quarter. Our effective tax rate for the six months ended December 31, 2020 of 31.3%, was higher than the combined federal and state statutory tax rate due to nondeductible acquisition expenses related to the Poppin, Inc. acquisition and nondeductible officer compensation. Our effective tax rate of 28.4% and 27.9%, respectively, for the three and six months ended December 31, 2019, was higher than statutory rates primarily due to nondeductible expenses and a prior year state tax provision adjustment.
Comparing the balance sheet as of December 31, 2020 to June 30, 2020, our cash balance declined and our short-term debt increased as we funded our acquisition of the Poppin business. See Note 3 - Acquisition of Notes to Condensed Consolidated Financial Statements for details of the purchase which drove increases in the following lines on our balance sheet: inventories, goodwill, other intangible assets, and contingent earn-out liability. Our accounts receivable balance declined as a result of our reduced sales volumes. Our accrued expenses line decreased due to payments of our accrued cash incentive compensation and company retirement contribution which were both related to our fiscal year 2020 performance.
Liquidity and Capital Resources
Our total cash, cash equivalents, and short-term investments, was $41.2 million at December 31, 2020 and $97.1 million at June 30, 2020. Our total debt was $42.6 million at December 31, 2020 and $0.1 million at June 30, 2020. We borrowed cash of $40 million and subsequently expended cash of $100.9 million for the Poppin acquisition during the first six months of fiscal year 2021. Cash flows from operations of $24.5 million more than offset capital expenditures, including capitalized software, of $8.9 million and the return of capital to shareholders in the form of dividends totaling $6.6 million during the first six months of fiscal year 2021.
Working capital at December 31, 2020 and June 30, 2020 was $19.3 million and $123.1 million, respectively. The current ratio was 1.1 and 2.1 at December 31, 2020 and June 30, 2020, respectively.
Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, totaled $124.6 million at December 31, 2020. At December 31, 2020, we had $1.6 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. Total availability to borrow under the credit facility totaled $83.4 million at December 31, 2020. We had no credit facility borrowings outstanding as of June 30, 2020.
We acquired Poppin, Inc. subsequent to their borrowing of a Paycheck Protection Program (“PPP”) loan, and we hold restricted cash in escrow for repayment of the PPP loan. If the PPP loan is forgiven, the proceeds will be paid to the former Poppin, Inc. equity holders per the terms of the agreement and plan of merger.
Cash Flows
The following table reflects the major categories of cash flows for the first six months of fiscal years 2021 and 2020.

	Six Months Ended
	December 31
(Amounts in Thousands)	2020	2019
Net cash provided by operating activities	$24,521	$13,402
Net cash used for investing activities	$(105,774)	$(6,747)
Net cash provided by (used for) financing activities	$32,456	$(8,419)
Cash Flows from Operating Activities
For the first six months of fiscal year 2021 net cash provided by operating activities was $24.5 million inclusive of $4.5 million of net income while the first six months of fiscal year 2020 net cash provided by operating activities was $13.4 million inclusive of $22.4 million of net income. Changes in working capital balances provided $8.9 million of cash in the first six months of fiscal year 2021 and used $24.4 million of cash in the first six months of fiscal year 2020.
The $8.9 million of cash provided by changes in working capital balances in the first six months of fiscal year 2021 was driven by a $16.7 million reduction in our accounts receivable balance primarily due to the reduction in our sales volume and a $7.3 million increase in our customer deposits. Our accrued expenses balance decreased in the first six months of fiscal year 2021 as our accrued cash incentive compensation and retirement profit sharing contribution, which together totaled $9.6 million and were related to our fiscal year 2020 performance, were paid out during the first half of fiscal year 2021.
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
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the six-month periods ended December 31, 2020 and December 31, 2019 were 35 and 29 days, respectively. The DSO increase was largely driven by the impacts of COVID-19 on sales volumes and customer payment patterns. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the six-month periods ended December 31, 2020 and December 31, 2019 were 63 and 45 days, respectively. While inventory has declined since last year, there are certain minimum inventory thresholds essential to efficiently serving our customers causing an increase in our inventory days on hand. In addition, the Poppin inventory levels acquired increased our PDSOH by approximately 4 days. We define PDSOH as the average of the monthly net inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
We expended $100.9 million of cash for the Poppin acquisition during the first half of fiscal year 2021 which is less than the $110 million initial cash consideration due to adjustments for cash acquired and cash diverted to escrow for payment of the PPP loan. During the first six months of fiscal year 2021, we invested $10.0 million in available-for-sale securities, and $13.8 million matured. During the first six months of fiscal year 2020, we invested $14.0 million in available-for-sale securities, and $21.5 million matured. During the current year-to-date period, our short-term investments included certificates of deposit purchased in the secondary market and U.S. Treasury securities. During the first six months of fiscal years 2021 and 2020, we reinvested $8.9 million and $13.5 million, respectively, into capital investments for the future. The current year capital investments were primarily for various manufacturing equipment upgrades to increase automation in production facilities, configuration design software, and facility improvements. The prior year capital investments were primarily for facility improvements such as renovations to our corporate headquarters, and various manufacturing equipment upgrades.
Cash Flows from Financing Activities
We had proceeds from borrowings on our credit facility of $40.0 million which was utilized for the Poppin acquisition. We paid dividends of $6.6 million and $6.3 million in the six-month periods ended December 31, 2020 and December 31, 2019, respectively. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. Future debt payments may be paid out of cash flows from operations or from future refinancing of our debt.
Credit Facility
During the second quarter of fiscal year 2021, we amended our credit facility to increase our maximum borrowing available. The complete agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2020. As of December 31, 2020 we had a $125 million credit facility with a maturity date of October 2024 that allowed for both issuances of letters of credit and cash borrowings. We also had an option to request an increase of the amount available for borrowing to $200 million, subject to participating banks’ consent. The loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds are to be used for general corporate purposes including acquisitions. A portion of the credit facility, not to exceed $10 million of the principal amount, was available for the issuance of letters of credit. At December 31, 2020, we had $1.6 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. At December 31, 2020 we had $40.0 million in borrowings outstanding, and at June 30, 2020 we had no borrowings outstanding.
The credit facility required us to comply with certain debt covenants, the most significant of which were the adjusted leverage ratio and the interest coverage ratio. The adjusted leverage ratio was defined as (a) consolidated total indebtedness minus unencumbered U.S. cash equivalents in excess of $15,000,000 provided that the maximum subtraction did not exceed $35,000,000 to (b) adjusted consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0. The interest coverage ratio, for any period, of (a) Consolidated EBITDA for such period to (b) cash interest expense for such period, calculated on a consolidated basis in accordance with GAAP for the trailing four quarter period then ending, to not be less than 3.00 to 1.00. We were in compliance with all debt covenants of the credit facility during the six-month period ended December 31, 2020.
The table below compares the adjusted leverage ratio and the interest coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	December 31, 2020	Credit Agreement	Excess
Adjusted Leverage Ratio	0.35	3.00	2.65
Interest Coverage Ratio	546.00	3.00	543.00

Future Liquidity
While we expect the impact of COVID-19 will continue to impact our sales levels, we believe our principal sources of liquidity from available funds on hand and short-term investments, cash generated from operations, and the availability of borrowing under our amended credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months. During the remainder of fiscal year 2021, we also anticipate cash outflow of approximately $5 million related to the second phase of our transformation restructuring plan. Our Board of Directors declared quarterly dividends of $0.09 per share to be paid during our third quarter of fiscal year 2021. Future cash dividends are subject to approval by our Board of Directors and may be adjusted as business needs or market conditions change. We reinstated our share repurchase program during the second quarter of fiscal year 2021 and plan to continue repurchasing shares throughout the remainder of fiscal year 2021. At December 31, 2020, 2.4 million shares remained available under the repurchase program. During the remainder of fiscal year 2021 we expect to continue investments in capital expenditures, particularly for projects such as machinery and equipment upgrades and automation, and potential acquisitions that would enhance our capabilities while providing an opportunity for growth and improved profitability. Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, including reduced revenues from the COVID-19 pandemic, the impact of changes in tariffs, lack of availability of raw material components in the supply chain, loss of key contract customers, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.
Non-GAAP Financial Measures and Other Key Performance Indicators
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with U.S. GAAP in the statements of income, statements of comprehensive income, balance sheets, statements of cash flows, or statements of shareholders’ equity of the company. The non-GAAP financial measures used within this MD&A include (1) organic net sales, defined as net sales excluding acquisition-related net sales; (2) adjusted operating income, defined as operating income excluding restructuring expenses, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, costs of the acquisition and market value adjustments related to our SERP liability; (3) adjusted operating income percentage, defined as adjusted operating income as a percentage of net sales; (4) adjusted net income, defined as net income excluding restructuring expenses, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, and costs of the acquisition; (5) adjusted diluted earnings per share, defined as diluted earnings per share excluding restructuring expenses, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, and costs of the acquisition; (6) adjusted EBITDA, defined as earnings before interest, taxes, depreciation, and amortization and excluding restructuring expenses, CEO transition costs, acquisition-related inventory valuation adjustments, and costs of the acquisition; and (7) adjusted EBITDA percentage, defined as adjusted EBITDA as a percentage of net sales. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the tables below. Management believes it is useful for investors to understand and to be able to meaningfully trend, analyze and benchmark how our core operations performed without market value adjustments related to our SERP liability, without expenses incurred in executing our transformation restructuring plan, without CEO transition costs, and without acquisition-related costs. Many of our internal performance measures that management uses to make certain operating decisions exclude these expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators
(Amounts in Thousands, Except for Per Share Data)

Organic Net Sales	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2020	2020
Net Sales, as reported	$136,197	$284,141
Less: Poppin acquisition net sales	2,678	2,678
Organic Net Sales	$133,519	$281,463

Adjusted Operating Income	Three Months Ended		Six Months Ended
	December 31		December 31
	2020	2019	2020	2019
Operating Income (Loss), as reported	$(2,034)	$14,226	$4,395	$29,332
Add: Pre-tax Restructuring Expense	1,616	1,396	5,856	5,746
Add: Pre-tax Expense Adjustment to SERP Liability	1,381	716	2,139	774
Add: Pre-tax CEO Transition Costs	141	175	282	350
Add: Pre-tax Acquisition-related Amortization	395	—	395	—
Add: Pre-tax Acquisition-related Inventory Valuation Adjustment	42	—	42	—
Add: Pre-tax Costs of Acquisition	3,388	—	3,388	—
Adjusted Operating Income	$4,929	$16,513	$16,497	$36,202
Net Sales	$136,197	$192,164	$284,141	$393,616
Adjusted Operating Income %	3.6%	8.6%	5.8%	9.2%

Adjusted Net Income	Three Months Ended		Six Months Ended
	December 31		December 31
	2020	2019	2020	2019
Net Income (Loss), as reported	$(838)	$11,039	$4,548	$22,423
Pre-tax Restructuring Expense	1,616	1,396	5,856	5,746
Tax on Restructuring Expense	(416)	(359)	(1,508)	(1,479)
Add: After-tax Restructuring Expense	1,200	1,037	4,348	4,267
Pre-tax CEO Transition Costs	141	175	282	350
Tax on CEO Transition Costs	(36)	(45)	(72)	(90)
Add: After-tax CEO Transition Costs	105	130	210	260
Pre-tax Acquisition-related Amortization	395	—	395	—
Tax on Acquisition-related Amortization	(102)	—	(102)	—
Add: After-tax Acquisition-related Amortization	293	—	293	—
Pre-tax Acquisition-related Inventory Valuation Adjustment	42	—	42	—
Tax on Acquisition-related Inventory Valuation Adjustment	(11)	—	(11)	—
Add: After-tax Acquisition-related Inventory Adjustment	31	—	31	—
Pre-tax Costs of Acquisition	3,388	—	3,388	—
Tax on Costs of Acquisition	(872)	—	(872)	—
Add: After-tax Costs of Acquisition	2,516	—	2,516	—
Adjusted Net Income	$3,307	$12,206	$11,946	$26,950

Adjusted Diluted Earnings Per Share	Three Months Ended		Six Months Ended
	December 31		December 31
	2020	2019	2020	2019
Diluted Earnings (Loss) Per Share, as reported	$(0.02)	$0.30	$0.12	$0.60
Add: After-tax Restructuring Expense	0.03	0.03	0.12	0.11
Add: After-tax CEO Transition Costs	0.00	0.00	0.00	0.01
Add: After-tax Acquisition-related Amortization	0.01	0.00	0.01	0.00
Add: After-tax Costs of Acquisition	0.07	0.00	0.07	0.00
Adjusted Diluted Earnings Per Share	$0.09	$0.33	$0.32	$0.72

Earnings Before Interest, Taxes, Depreciation, and Amortization excluding Restructuring Expense, CEO Transition Costs, Acquisition-related Inventory Valuation Adjustment, and Costs of Acquisition (“Adjusted EBITDA”)
	Three Months Ended		Six Months Ended
	December 31		December 31
	2020	2019	2020	2019
Net Income (Loss)	$(838)	$11,039	$4,548	$22,423
Provision for Income Taxes	213	4,372	2,073	8,679
Income (Loss) Before Taxes on Income	(625)	15,411	6,621	31,102
Interest Expense	58	21	86	44
Interest Income	(87)	(489)	(189)	(1,096)
Depreciation	3,536	3,866	7,128	7,476
Amortization	1,049	547	1,702	1,068
Pre-tax Restructuring Expense	1,616	1,396	5,856	5,746
Pre-tax CEO Transition Costs	141	175	282	350
Pre-tax Acquisition-related Inventory Valuation Adjustment	42	—	42	—
Pre-tax Costs of Acquisition	3,388	—	3,388	—
Adjusted EBITDA	$9,118	$20,927	$24,916	$44,690
Net Sales	$136,197	$192,164	$284,141	$393,616
Net Income (Loss) %	(0.6)%	5.7%	1.6%	5.7%
Adjusted EBITDA %	6.7%	10.9%	8.8%	11.4%
The order backlog metric is a key performance indicator representing firm orders placed by our customers which have not yet been fulfilled and are expected to be recognized as revenue during future quarters. The timing of shipments can vary, but generally the backlog of orders is expected to ship within a twelve-month period.
Return on Invested Capital is a key performance indicator calculated as: [(Earnings Before Interest, Taxes, Amortization, Restructuring Expense, CEO Transition Costs, acquisition-related inventory valuation adjustments, and costs of the acquisition) multiplied by (1 minus Effective Tax Rate)] divided by (Total Shareholders’ Equity plus Net Debt). Net Debt is defined as short-term debt, current maturities of long-term debt plus long-term debt less cash, cash equivalents, and short-term investments.
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
See Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
As of December 31, 2020, there have been no material changes other than increases commensurate with our Poppin acquisition business outside the ordinary course of business to our summary of contractual obligations under the caption, “Contractual

Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are limited to standby letters of credit and performance bonds. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 12 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements for more information on the standby letters of credit and performance bonds. We do not have material exposures to trading activities of non-exchange traded contracts.
The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the condensed consolidated financial statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. During the first six months of fiscal year 2021, there were no material changes in the accounting policies and assumptions previously disclosed.
New Accounting Standards
See Note 2 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements generally can be identified by the use of words or phrases, including, but not limited to “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “setting up,” “beginning to,” “will,” “should,” “would,” “resume,” or similar statements. We caution that forward-looking statements are subject to known and unknown risks and uncertainties that may cause the Company’s actual future results and performance to differ materially from expected results, including, but not limited to, the possibility that any of the anticipated benefits of the Poppin acquisition will not be realized or will not be realized within the expected time period; the risk that integration of the operations of Poppin with the Company will be materially delayed or will be more costly or difficult than expected; the effect of the announcement of the Poppin transaction, including on customer relationships and operating results; the risk that any projections or guidance by the Company, including revenues, margins, earnings, or any other financial results are not realized; adverse changes in global economic conditions; successful execution of Phase 2 of the Company’s restructuring plan; the impact on the Company of changes in tariffs; increased global competition; significant reduction in customer order patterns; loss of key suppliers; loss of or significant volume reductions from key contract customers; financial stability of key customers and suppliers; relationships with strategic customers and product distributors; availability or cost of raw materials and components; changes in the regulatory environment; global health concerns (including the impact of the COVID-19 pandemic); or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company’s Form 10-K filing for the fiscal year ended June 30, 2020 and other filings with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk with respect to commodity price fluctuations for components used in the manufacture of our products, primarily related to wood and wood-related components, steel, aluminum, and plastics. These components are impacted by global pricing pressures and general economic conditions. The U.S. imposed tariffs on steel and aluminum and if further tariffs are assessed the landed cost of our products could increase materially, which would reduce our net income if we are unable to mitigate the additional cost. We strive to offset increases in the cost of these materials through supplier negotiations, global sourcing initiatives, and product re-engineering and parts standardization. We are also exposed to fluctuations in transportation costs, which may continue to remain at elevated levels depending on freight carrier capacity and fuel prices. Transportation costs are managed by optimizing logistics and supply chain planning.

There have been no material changes to other market risks, including interest rate and foreign exchange rate risks, from the information disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors related to Kimball International can be found in our Annual Report on Form 10-K. We are including the following revised risk factors to update the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2020, and the revised risk factors should be read in conjunction with the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2020. In addition, many of our other risk factors could be exacerbated by the prolonged COVID-19 pandemic and any worsening of the global business and economic environment as a result. For more information on our forward-looking statements, see the “Forward-Looking Statements” section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report.
A shortage of freight carrier capacity coupled with high demand for freight could drive sustained increases in freight costs. We outsource inbound and outbound shipping to third-party contract carriers, including a dedicated freight provider that operates transportation equipment with our Company branding, and other domestic and international contract carriers. We may experience a continuation of elevated ocean and domestic freight costs. In periods of tight freight capacity resulting from events such as the worldwide shipping container shortage and elevated shipping demand driven by the pandemic, we may be unable to mitigate elevated freight costs through our supply chain planning or by increasing prices on our products quickly, which could adversely affect our profitability.
We operate with leverage, and restrictions imposed by the terms of our indebtedness may limit our operating and financial flexibility. Our credit agreement requires us to maintain certain financial covenants, the most significant of which are the adjusted leverage ratio and the interest coverage ratio. Although we believe none of the covenants are currently restrictive to our operations, our ability to meet the financial covenants could be affected by events beyond our control. The extent of any impact would depend on several factors, including our operating cash flows, credit market conditions, our credit capacity, the cost of financing, and other general economic and business conditions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On February 7, 2019 an additional two million shares of common stock were authorized by the Board of Directors for repurchase. At December 31, 2020, 2.4 million shares remained available under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1-October 31, 2020)	—	$—	—	2,508,185
Month #2 (November 1-November 30, 2020)	—	$—	—	2,508,185
Month #3 (December 1-December 31, 2020)	62,146	$12.07	62,146	2,446,039
Total	62,146	$12.07	62,146

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

2(a)
Agreement and Plan of Merger, dated as of November 4, 2020, by and among Kimball International, Inc., Project Fifth Gear Merger Corp., Poppin, Inc. and Fortis Advisors LLC, as the Stockholders’ Representative (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed November 4, 2020)

2(b)
First Amendment to the Agreement and Plan of Merger, dated as of December 9, 2020, by and among Kimball International, Inc., Project Fifth Gear Merger Corp., Poppin, Inc. and Fortis Advisors LLC, as the Stockholders’ Representative

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q filed November 2, 2017)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K filed August 28, 2020)
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ KRISTINE L. JUSTER
Kristine L. Juster Chief Executive Officer
February 8, 2021

By:	/s/ TIMOTHY J. WOLFE
Timothy J. Wolfe Chief Financial Officer
February 8, 2021